Form 10-K
period 2014-12-31
SUNTRUST BANKS INC
filed 2015-02-24
CIK 750556

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

2014 FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(404) 588-7711
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock	New York Stock Exchange
Depositary Shares, Each Representing 1/4000th Interest in a Share of Perpetual Preferred Stock, Series A	New York Stock Exchange
5.853% Fixed-to-Floating Rate Normal Preferred Purchase Securities of SunTrust Preferred Capital I	New York Stock Exchange
Depositary Shares, Each Representing 1/4000th Interest in a Share of Perpetual Preferred Stock, Series E	New York Stock Exchange
Warrants to Purchase Common Stock at $44.15 per share, expiring November 14, 2018	New York Stock Exchange
Warrants to Purchase Common Stock at $33.70 per share, expiring December 31, 2018	New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☑        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting Common Stock held by non-affiliates at June 30, 2014 was approximately $21.4 billion based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that all of its directors and executive officers are affiliates.
At February 18, 2015, 522,938,524 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Pursuant to Instruction G of Form 10-K, information in the Registrant’s Definitive Proxy Statement for its 2015 Annual Shareholder’s Meeting, which it will file with the SEC no later than April 28, 2015 (the “Proxy Statement”), is incorporated by reference into Items 10-14 of this Report.

GLOSSARY OF DEFINED TERMS
ABS — Asset-backed securities.
ACH — Automated clearing house.
AFS — Available for sale.
Agreements — Equity derivative agreements.
AIP — Annual Incentive Plan.
ALCO — Asset/Liability Committee.
ALM — Asset/Liability Management.
ALLL — Allowance for loan and lease losses.
AOCI — Accumulated other comprehensive income.
ARS — Auction rate securities.
ASC — Accounting Standards Codification.
ASU — Accounting Standards Update.
ATE — Additional termination event.
ATM — Automated teller machine.
Bank — SunTrust Bank.
Basel III — the Third Basel Accord, a comprehensive set of reform measures developed by the BCBS.
BCBS — Basel Committee on Banking Supervision.
BHC — Bank holding company.
BHC Act — Bank Holding Company Act of 1956.
Board — The Company’s Board of Directors.
bps — Basis points.
BRC — Board Risk Committee.
CC — Capital Committee.
CCAR — Comprehensive Capital Analysis and Review.
CDO — Collateralized debt obligation.
CD — Certificate of deposit.
CDR — Conditional default rate.
CDS — Credit default swaps.
CET 1 — Common Equity Tier 1 Capital (under Basel III).
CEO — Chief Executive Officer.
CFO — Chief Financial Officer.
CFPB — Consumer Financial Protection Bureau.
CFTC — Commodity Futures Trading Commission.
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
CP — Commercial paper.
CPP — Capital Purchase Program.
CPR — Conditional prepayment rate.
CRA — Community Reinvestment Act of 1977.
CRC — Corporate Risk Committee.
CRE — Commercial real estate.
CRO — Chief Risk Officer.
CRM — Corporate Risk Management.
CSA — Credit support annex.
CVA — Credit valuation adjustment.
DDA — Demand deposit account.
DFAST — Dodd-Frank Act Stress Test.
DIF — Deposit Insurance Fund.
Dodd-Frank Act — Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
DOJ — Department of Justice.
DTA — Deferred tax asset.
DTL — Deferred tax liability.
DVA — Debit valuation adjustment.
EPS — Earnings per share.
ERISA — Employee Retirement Income Security Act of 1974.
Exchange Act — Securities Exchange Act of 1934.
Fannie Mae — Federal National Mortgage Association.
Freddie Mac — Federal Home Loan Mortgage Corporation.
FASB — Financial Accounting Standards Board.
FDIA — Federal Deposit Insurance Act.
FDIC — Federal Deposit Insurance Corporation.
FDICIA — Federal Deposit Insurance Corporation Improvement Act of 1991.
Federal Reserve — Federal Reserve System.
Fed funds — Federal funds.
FFELP — Federal Family Education Loan Program.
FFIEC — Federal Financial Institutions Examination Council.
FHA — Federal Housing Administration.
FHFA — Federal Housing Finance Agency.
FHLB — Federal Home Loan Bank.
FICO — Fair Isaac Corporation.

i

FINRA — Financial Industry Regulatory Authority.
Fitch — Fitch Ratings Ltd.
Form 8-K and other legacy mortgage-related items — Items disclosed in Form 8-Ks filed with the SEC on January 5, 2015, September 9, 2014, July 3, 2014, and/or October 10, 2013, and other legacy mortgage-related items.
FRB — Federal Reserve Board.
FTE — Fully taxable-equivalent.
FVO — Fair value option.
GenSpring — GenSpring Family Offices, LLC.
Ginnie Mae — Government National Mortgage Association.
GLB Act — Gramm-Leach-Bliley Act.
GSE — Government-sponsored enterprise.
HAMP — Home Affordable Modification Program.
HOEPA — Home Owner's Equity Protection Act.
HRA — Health Reimbursement Account.
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
MasterCard — MasterCard International.
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
PMC — Portfolio Management Committee.
PD — Probability of default.
PPA — Personal Pension Account.
PWM — Private Wealth Management.
QSPE — Qualifying special-purpose entity.
REIT — Real estate investment trust.
RidgeWorth — RidgeWorth Capital Management, Inc.
ROA — Return on average total assets.
ROE — Return on average common shareholders’ equity.
ROTCE — Return on average tangible common shareholders' equity.
RSU — Restricted stock unit.
RWA — Risk-weighted assets.
S&P — Standard and Poor’s.
SBA — Small Business Administration.
SBFC — SunTrust Benefits Finance Committee.
SEC — U.S. Securities and Exchange Commission.
SERP — Supplemental Executive Retirement Plan.
SPE — Special purpose entity.
STIS — SunTrust Investment Services, Inc.
STM — SunTrust Mortgage, Inc.
STRH — SunTrust Robinson Humphrey, Inc.

ii

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
VOE — Voting interest entity.
Visa — The Visa, U.S.A. Inc. card association or its affiliates, collectively.
Visa Counterparty — A financial institution that purchased the Company's Visa Class B shares.

iii

PART I

Item 1.	BUSINESS
General
The Company, a Georgia corporation, a BHC, and a financial holding company, is one of the nation's largest banking organizations whose businesses provide a broad range of financial services to consumer, business, corporate and institutional clients. SunTrust was incorporated in 1984 under the laws of the State of Georgia. The principal executive offices of the Company are located in SunTrust Plaza, Atlanta, Georgia 30308. Additional information relating to our businesses and our subsidiaries is included in the information set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 20, “Business Segment Reporting,” to the Consolidated Financial Statements in Item 8 of this Form 10-K.
Primary Market Areas
Through its principal subsidiary, SunTrust Bank, the Company offers a full line of financial services for consumers and businesses including deposit, credit, mortgage banking, and trust and investment services. Additional subsidiaries provide asset and wealth management, securities brokerage, and capital market services. SunTrust operates primarily within Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia and enjoys strong market positions in these markets. In certain businesses, SunTrust also operates in select markets nationally. SunTrust provides clients with a selection of branch-based and technology-based banking channels, including the internet, mobile, ATMs, and telebanking. SunTrust's client base encompasses a broad range of individuals and families, businesses, institutions, and governmental agencies. SunTrust operated the following business segments during 2014, with the remainder in Corporate Other: Consumer Banking and Private Wealth Management, Wholesale Banking, and Mortgage Banking.
Omni-channel Strategy
Over the last several years, the Company has significantly increased investments in technology and other capabilities to provide clients with increased functionality and self-service capabilities. This resulted in increased utilization of lower-cost self-service channels, which has enabled us to reduce our branch count by 3% in 2014 and 13% since 2011. Going forward, we will continue to optimize our delivery network and the pace will be dependent upon client needs and preferences. We have also made investments in technology to grow revenues. Among these were the acquisition in 2012 of an on-line lending portal that became the foundation for our LightStream TM super-prime lending offering.
Acquisition and Disposition Activity
As part of its operations, the Company evaluates, when deemed appropriate, the potential acquisition of financial institutions and other business types eligible for financial holding company ownership or control. Additionally, the Company regularly analyzes the values of and may submit bids for assets of such financial institutions and other businesses. The Company may also consider the potential disposition of certain of its assets, branches, subsidiaries, or lines of businesses. During the second quarter of 2014, the Company completed the sale of its RidgeWorth asset management subsidiary and recognized a $105 million pre-tax gain. Additional information for this transaction is included in Note 2, “Acquisitions/Dispositions,” to the Consolidated Financial Statements in Item 8 of this Form 10-K, which is incorporated herein by reference.
Government Supervision and Regulation
As a BHC and a financial holding company, the Company is subject to the regulation and supervision of the Federal Reserve, and as a Georgia-chartered BHC, by the Georgia Department of Banking and Finance. The Company's banking subsidiary, SunTrust Bank, is a Georgia state-chartered bank with branches in Georgia, Florida, the District of Columbia, Maryland, Virginia, North Carolina, South Carolina, Tennessee, Alabama, West Virginia, Mississippi, and Arkansas. SunTrust Bank is a member of the Federal Reserve System and is regulated by the Federal Reserve, the FDIC, and the Georgia Department of Banking and Finance.
The Company's banking subsidiary is subject to various requirements and restrictions under federal and state law, including requirements to maintain cash reserves against deposits, restrictions on the types and amounts of loans that may be made and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of SunTrust Bank and its subsidiaries. In addition to the impact of regulation, banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.
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
The BHC Act limits the activities in which bank holding companies and their subsidiaries may engage. As a BHC that has elected to become a financial holding company, the Company may engage in additional activities “closely related to banking," including expanded securities activities, insurance sales, underwriting activities, and other financial activities, and may also acquire securities firms and insurance companies, subject to certain conditions. The expanded activities in which the Company may engage are limited to those that are (i) financial in nature or incidental to such financial activity, and/or (ii)

complimentary to a financial activity and which do not pose a risk to the safety and soundness of a depository institution or the financial system generally. To maintain its status as a financial holding company, the Company and its banking subsidiary must be “well capitalized,” and “well managed” and must maintain at least a “satisfactory” CRA rating, failing which the Federal Reserve may, among other things, limit the Company’s ability to conduct these broader financial activities or, if the deficiencies persist, require the Company to divest the banking subsidiary. If the Company has not maintained a satisfactory CRA rating, the Company will not be able to commence any new financial activities or acquire a company that engages in such activities, although the Company will still be allowed to engage in activities closely related to banking.
There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC deposit insurance fund in the event the depository institution becomes in danger of default or is in default. For example, pursuant to the Dodd-Frank Act and Federal Reserve policy, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and commit resources to support such institutions, which may include circumstances in which it might not otherwise do so.
The Company and its subsidiaries are subject to an extensive regulatory framework of complex and comprehensive federal and state laws and regulations addressing the provision of banking and other financial services and other aspects of the Company’s businesses and operations. Regulation and regulatory oversight have increased significantly over the past four years, primarily as a result of the passage of the Dodd-Frank Act in 2010. The Dodd-Frank Act imposes regulatory requirements and oversight over banks and other financial institutions in a number of ways, among which are (i) creating the CFPB to regulate consumer financial products and services; (ii) creating the Financial Stability Oversight Council to identify and impose additional regulatory oversight on large financial firms; (iii) granting orderly liquidation authority to the FDIC for the liquidation of financial corporations that pose a risk to the financial system of the U.S.; (iv) requiring financial institutions to draft a resolution plan that contemplates the dissolution of the enterprise and submit that resolution plan to both the Federal Reserve and the FDIC; (v) limiting debit card interchange fees; (vi) adopting certain changes to shareholder rights and responsibilities, including a shareholder “say on pay” vote on executive compensation; (vii) strengthening the SEC's powers to regulate securities markets; (viii) regulating OTC derivative markets; (ix) restricting variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; (x) changing the base upon which the deposit insurance assessment is assessed from deposits to, substantially, average consolidated assets minus equity; and (xi) amending the Truth in Lending Act with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations.

One of the more important changes instituted by the Dodd-Frank Act is the requirement for twice-annual stress tests of the Company and its bank. The performance of the Company under the stress tests and the CCAR determine the capital actions the Company will be permitted by its regulators to take, such as dividends and share repurchases. Due to the importance and intensity of the stress tests and the CCAR process, the Company has dedicated significant resources to comply with stress testing and capital planning requirements. These changes have profoundly impacted our policies and procedures and will likely continue to do so as regulators adopt regulations going forward in accordance with the timetable for enacting regulations set forth in the Dodd-Frank Act.
The Dodd-Frank Act imposed a new regulatory regime for the OTC derivatives market, aimed at increasing transparency and reducing systemic risk in the derivative markets, such as requirements for central clearing, exchange trading, capital, margin, reporting, and recordkeeping. Jurisdiction is broadly shared by the CFTC for swaps and the SEC for security-based swaps. In 2012 and 2013, the CFTC finalized most of its core regulations, triggering a phased-in compliance period commencing in late 2012 and continuing throughout 2013. The Bank provisionally registered as a swap dealer with the CFTC and became subject to new substantive requirements, including trade reporting and robust record keeping requirements, business conduct requirements (including daily valuations, disclosure of material risks associated with swaps and disclosure of material incentives and conflicts of interest), and mandatory clearing of certain standardized swaps designated by the CFTC, such as most interest rate swaps. The SEC has proposed most of its core regulations for security-based swaps but most of its new requirements await final regulations, which are expected to be similar to the CFTC rules for swaps. The Company's derivatives business is expected to become subject to additional substantive requirements, including margin requirements in excess of current market practice, increased capital requirements and exchange trading requirements. These new rules collectively will impose implementation and ongoing compliance requirements for the Company and will introduce additional legal risk, as a result of newly applicable anti-fraud and anti-manipulation provisions and private rights of action.
Under the Dodd-Frank Act, the FDIC has the authority to liquidate certain financial holding companies that are determined to pose significant risks to the financial stability of the U.S. (“covered financial companies”). Under this scenario, the FDIC would exercise broad powers to take prompt corrective action to resolve problems with a covered financial company. The Dodd-Frank Act gives the Financial Stability Oversight Council substantial resolution authority, which may affect or alter the rights of creditors and investors in a resolution or distressed scenario. The FDIC may make risk-based assessments of all bank holding companies with total consolidated assets greater than $50 billion to recover losses incurred by the FDIC in exercising its authority to liquidate covered financial companies. Pursuant to the Dodd-Frank Act, bank holding companies with total consolidated assets of $50 billion or more are required to submit resolution plans to the Federal Reserve and FDIC providing for the company's strategy for rapid and orderly resolution in the event of its material financial distress or failure. In September 2011, these agencies issued a joint final resolution plan rule implementing this requirement. The FDIC issued a separate such rule applicable to insured depository institutions of $50 billion or more in total assets. The Company and the Bank submitted their second resolution plans to these agencies in December 2014. If a plan is not approved, the Company’s and the Bank’s growth, activities, and operations may be restricted.
Most recently, federal regulators have finalized rules for new capital requirements for financial institutions that include several changes to the way capital is calculated and how assets are risk-weighted, informed in part by the Basel Committee on Banking Supervision's Basel III revised international capital framework. The rules, summarized briefly below, will have an effect on the Company's level of capital, and may influence the types of business the Company may pursue and how the Company pursues business opportunities. Among other things, the final rules raise the required minimums for certain capital ratios, add a new common equity ratio, include capital buffers, and restrict what constitutes capital. The new capital and risk weighting requirements became effective for the Company on January 1, 2015. At December 31, 2014, the Company provides an estimate of what CET 1 would be in accordance with the new capital and RWA requirements based upon the Company's interpretation of the final rules. See the Company's estimate in the "Capital Resources" section of Item 7, MD&A, in this Form 10-K.
Capital Framework and Basel III
On July 9, 2013, the Federal Reserve, jointly with other federal regulators, published three final rules, generally consistent with the three proposed rules published August 30, 2012, substantially implementing the Basel III accord for the U.S. banking system (the “Final Rules”). The Final Rules are effective for the Company starting January 1, 2015, pursuant to a phase-in schedule. The Final Rules generally include, among others, the following requirements applicable to the Company:

•
A new minimum CET 1 ratio of 4.5%; a Tier 1 capital ratio, with a numerator consisting of the sum of CET 1 and “Additional Tier 1 capital” instruments meeting specified requirements, of 6.0%; and a total capital ratio, with a numerator consisting of the sum of CET 1, Additional Tier 1 capital and Tier 2 capital, of 8.0%.

•
CET 1 is defined narrowly by requiring that most deductions or adjustments to regulatory capital measures be made to CET 1, and expanding the scope of the deductions or adjustments as compared to existing regulations.

•
A 2.5% “capital conservation buffer” to be phased-in starting January 1, 2016, added to the CET 1, Tier 1, and Total Capital ratios, effectively resulting (upon full implementation on January 1, 2019) in minimum ratios of 7.0%, 8.5%, and 10.5% for CET 1, Tier 1, and Total Capital, respectively.

•
A significant increase to capital charges for certain CRE loans determined to be “high volatility commercial real estate exposures” and a minimum LTV ratio in accordance with regulatory guidelines, which would apply, subject to certain exceptions, to an array of CRE loans.

•	An increase in capital charges for off-balance sheet unfunded commitments with an original maturity less than a year, and certain other off-balance sheet unfunded commitments.

•
Inclusion of unrealized gains and losses in AOCI on all securities AFS, defined benefit pension plans, and certain cash flow hedges in the calculation of CET 1, subject to a one-time election to retain the current treatment for these items.

The capital conservation buffer is a buffer of common equity above the minimum levels and is designed to provide incentives for banking organizations to hold sufficient capital to reduce the risk that their capital levels would fall below their minimum requirements during a period of financial stress. If a banking organization does not preserve the buffer it will face constraints on capital distributions, share repurchases and other capital instrument redemptions, and discretionary bonus payments to executive officers. The Company's and Bank's current capital levels already exceed these capital requirements, including the capital conservation buffer. See additional discussion of Basel III in the "Capital Resources" section of Item 7, MD&A, in this Form 10-K.
Liquidity Ratios under Basel III
Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, both in the U.S. and internationally, without required formulaic measures. The Basel III framework dictates banks and bank holding companies measure their liquidity against specific liquidity ratios that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, will be required by regulation going forward. One ratio, referred to as the LCR, is designed to ensure that the banking entity maintains high quality liquid assets sufficient to withstand projected cash outflows under a prescribed 30-day liquidity stress scenario. The other ratio, referred to as the NSFR, is designed to promote medium and long-term funding based on the liquidity characteristics of the assets and activities of banking entities over a one-year time horizon. U.S. banking organizations subject to the modified LCR will have until January 1, 2016 to begin calculation under the final LCR rule and will be required to do so on a monthly basis. On October 31, 2014, the Basel Committee on Banking Supervision (BCBS) issued its final rules for the NSFR. U.S. regulators are expected to release a notice of proposed rulemaking for the U.S. NSFR in 2015.

Enhanced Prudential Standards
As directed pursuant to Sections 165 and 166 of the Dodd-Frank Act, the Federal Reserve proposed a rule in 2011 establishing heightened prudential standards applicable to BHCs with assets over $50 billion, including heightened standards for: (i) risk-based capital requirements and leverage limits; (ii) liquidity risk management requirements; (iii) risk management requirements; (iv) stress tests; (v) single counterparty credit exposure limits; and (vi) remedial actions that must be taken, under certain conditions, in the early stages of financial distress (“early remediation”). The capital stress testing rules were finalized in late 2013. In February 2014, the Federal Reserve adopted a final Enhanced Prudential Standards rule implementing the liquidity and risk management requirements in the 2011 proposal, imposing greater supervision and oversight of liquidity and general risk management by boards of directors. The FRB has stated that the liquidity risk management requirements are in addition to, and intended to be complementary to, those imposed by the final LCR rule. The FRB has not yet adopted final rules regarding single counterparty exposure limits and early remediation.
Other Regulation
The Federal Reserve and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to U.S. banking organizations. Additionally, these regulatory agencies may require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve risk-based guidelines define a tier-based capital framework. Tier 1 capital includes common shareholders' equity, trust preferred securities, certain non-controlling interests and qualifying preferred stock, less goodwill (net of any qualifying DTL) and other adjustments. Beginning in 2015, a phase out period will begin for trust preferred securities included in Tier 1, resulting in a complete phase-out of Tier 1 by January 1, 2016. These trust preferred securities will become includable in Tier 2 capital. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatorily convertible debt, limited amounts of subordinated debt, other qualifying term debt, the allowance for credit losses up to a certain amount and a portion of the unrealized gain on equity securities. The sum of Tier 1 and Tier 2 capital represents the Company's qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by RWAs. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. Additionally, the Company, and any bank with significant trading activity, must incorporate a measure for market risk in their regulatory capital calculations. The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. The Federal Reserve also requires the Company to calculate, report, and maintain certain levels of Tier 1 common equity. Tier 1 common equity is calculated by taking Tier 1 capital and subtracting certain elements, including perpetual preferred stock and related surplus, non-controlling interests in subsidiaries, trust preferred securities and mandatorily convertible preferred securities. Under the final Basel III rules, as discussed above, the capital requirements for bank holding companies and banks will increase substantially.
The federal banking agencies have broad powers with which to require companies to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “under-capitalized,” “significantly undercapitalized” or “critically undercapitalized,” as such terms are defined under regulations issued by each of the federal banking agencies, including progressively more restrictive constraints on operations, management, and capital distributions. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5.0% of the bank's assets at the time it became “undercapitalized” or the amount needed to comply with the plan. The final capital rules described above amended the prompt corrective action framework to include the new CET 1 measure and higher minimum capital requirements, effective January 1, 2015, such that the minimum CET 1, Tier 1 risk-based, and total risk based measures required to be “adequately capitalized” will be 4.5%, 6.0%, and 8.0%, respectively, “well-capitalized”, will be at least 2.0% higher in each respective category, and the minimum standard leverage ratio to be adequately capitalized and well-capitalized will be 4.0% and 5.0%, respectively. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. Additionally, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality, and executive compensation and permits regulatory action against a financial institution that does not meet such standards.
Regulators also must take into consideration: (i) concentrations of credit risk; (ii) interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance sheet position); and (iii) risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. Regulators make this evaluation as a part of their regular examination of the institution's safety and soundness. Additionally, regulators may choose to examine other factors in order to evaluate the safety and soundness of financial institutions. The Federal Reserve announced that its approval of certain capital actions, such as dividend increases and stock repurchase, will be tied to the level of CET 1, and that bank holding companies must consult with the Federal Reserve's staff before taking any actions, such as stock repurchases, capital redemptions, or dividend increases, which might result in a diminished capital base.
In addition, there are various legal and regulatory limits on the extent to which the Company's subsidiary bank may pay dividends or otherwise supply funds to the Company. Federal and state bank regulatory agencies also have the authority to prevent a bank or BHC from paying a dividend or engaging in any other activity that, in the opinion of the agency, would constitute an unsafe or unsound practice. In the event of the “liquidation or other resolution” of an insured depository institution, the FDIA provides that the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, nondeposit creditors, including the parent BHC, with respect to any extensions of credit they have made to such insured depository institution.
The standard deposit insurance amount provided by the FDIC is $250,000 per depositor, per insured bank, per ownership category. It provides this insurance through the DIF, which the FDIC maintains by assessing depository institutions an insurance premium. The FDIC assesses deposit insurance premiums on the basis of a depository institution's average consolidated net assets using a premium rate that includes a variety of factors that translate into a complex scorecard.

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
In October 2011, the Federal Reserve and other regulators jointly issued a proposed rule implementing requirements of a new Section 13 to the BHC Act, commonly referred to as the “Volcker Rule.” The regulatory agencies released final implementing regulations on December 10, 2013, providing for an extended conformance date through July 21, 2015, which has been extended for one year (and is expected to be extended one additional year) for a limited subset of covered fund holdings and activities.
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
During the fourth quarter of 2011, the Federal Reserve's final rules related to debit card interchange fees became effective. These rules significantly limit the amount of interchange fees that the Company may charge for electronic debit transactions. Similarly, in 2009, the Federal Reserve adopted amendments to its Regulation E that restrict the Company's ability to charge its clients overdraft fees for ATM and everyday debit card transactions. Pursuant to the adopted regulation, clients must opt-in to an overdraft service in order for banks to collect overdraft fees. Overdraft fees represent a significant amount of noninterest fees collected by the Company's banking subsidiary. The CFPB also has amended Regulation E to impose certain disclosure and other requirements on the Company’s provision of electronic funds transfer services for U.S. consumers to recipients in other countries.
Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, and, as amended by the Dodd-Frank Act, bank holding companies from any state may acquire banks located in any other state, subject to certain conditions, including concentration limits. Additionally, a bank may establish branches across state lines by merging with a bank in another state subject to certain restrictions. A BHC may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another BHC without the prior approval of the Federal Reserve. Under the Dodd-Frank Act, a BHC may not acquire another bank, or engage in new activities that are financial in nature or acquire a non-bank company that engages in activities that are financial in nature, unless the BHC is both "well capitalized" and deemed by the Federal Reserve to be "well managed." Moreover, a bank and its affiliates may not, after the acquisition of another bank, control more than 10% of the amount of deposits of insured depository institutions in the U.S., and a financial company may not merge, consolidate or acquire another company if the total consolidated liabilities of the acquiring financial company after such acquisition exceeds 10% of the aggregated consolidated liabilities of all financial companies at the end of the year preceding the transaction. Additionally, certain states may have limitations on the amount of deposits any bank may hold within that state.
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
While the Company believes it is well positioned within the highly competitive financial-services industry, the industry could become even more competitive as a result of legislative, regulatory, economic, and technological changes, as well as continued consolidation. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to many of the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. However, non-banking financial institutions may not have the same access to deposit funds or government programs and, as a result, those non-banking financial institutions may elect, as some have done, to become financial holding companies and gain such access. Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. This could alter the competitive environment in which the Company conducts business. Some of the Company's competitors have greater financial resources or face fewer regulatory constraints. As a result of these various sources of competition, the Company could lose business to competitors or be forced to price products and services on less advantageous terms to retain or attract clients.
Employees
At December 31, 2014, the Company had 24,638 full-time equivalent employees. None of the domestic employees within the Company are subject to a collective bargaining agreement. Management considers its employee relations to be good.
Additional Information
See also the following additional information which is incorporated herein by reference: Business Segments (under the captions “Business Segments” and "Business Segment Results" in Item 7, MD&A, of this Form 10-K, and Note 20, “Business Segment Reporting,” to the Consolidated Financial Statements in this Form 10-K); Net Interest Income (under the captions “Net Interest Income/Margin” in the MD&A and “Selected Financial Data” in Item 6); Securities (under the caption “Securities Available for Sale” in the MD&A and Note 5 to the Consolidated Financial Statements); Loans and Leases (under the captions “Loans”, “Allowance for Credit Losses”, and “Nonperforming Assets” in the MD&A and “Loans” and “Allowance for Credit Losses” in Notes 6 and 7, respectively, to the Consolidated Financial Statements); Deposits (under the caption “Deposits” in the MD&A); Short-Term Borrowings (under the caption “Short-Term Borrowings” in the MD&A and “Borrowings and Contractual Commitments” in Note 11 to the Consolidated Financial Statements); Trading Activities and Trading Assets and Liabilities (under the caption “Trading Assets and Liabilities and Derivatives” in the MD&A and “Trading Assets and Liabilities and Derivatives” and “Fair Value Election and Measurement” in Notes 4 and 18, respectively, to the Consolidated Financial Statements); Market Risk Management (under the caption “Market Risk Management” in the MD&A); Liquidity Risk Management (under the caption “Liquidity Risk Management” in the MD&A); Credit Risk Management (under the caption "Credit Risk Management" in the MD&A); and Operational Risk Management (under the caption “Operational Risk Management” in the MD&A).
SunTrust's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on the Company's Investor Relations website at investors.suntrust.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC's web site address is www.sec.gov.

Item 1A.     RISK FACTORS
The risks described in this Form 10-K are not the only risks we face. Additional risks that are not presently known or that we presently deem to be immaterial also could have a material adverse effect on our financial condition, results of operations, business, and prospects.

As one of the largest lenders in the Southeast and Mid-Atlantic U.S. and a provider of financial products and services to consumers and businesses across the U.S., our financial results have been, and may continue to be, materially affected by general economic conditions. A deterioration of economic conditions or of the financial markets may materially adversely affect our lending and other businesses and our financial results and condition.
We generate revenue from the interest and fees we charge on the loans and other products and services we provide, and a substantial amount of our revenue and earnings come from the net interest income and fee income that we earn from our consumer, wholesale, and mortgage banking businesses. These businesses have been, and may continue to be, materially affected by the state of the U.S. economy, particularly unemployment levels and home prices. Although the U.S. economy has continued to gradually improve from severely depressed levels during the last economic recession, economic growth and improvement in the housing market have been modest. In addition, financial uncertainty stemming from low oil and commodity prices, a strong U.S. dollar, U.S. debt and budget matters, geopolitical turmoil, deceleration of economic activity in other large countries, as well as the uncertainty surrounding financial regulatory reform, have impacted and may continue to impact the continuing global economic recovery. A prolonged period of slow growth in the U.S. economy or any deterioration in general economic conditions and/or the financial markets resulting from the above matters, or any other events or factors that may disrupt or dampen the global economic recovery, could materially adversely affect our financial results and condition.
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
A deterioration in business and economic conditions that erodes consumer and investor confidence levels, and/or increased volatility of financial markets, also could adversely affect financial results for our fee-based businesses, including our wealth management, investment advisory, trading, and investment banking businesses. We earn fee income from managing assets for others and providing brokerage and other investment advisory and wealth management services. Because investment management fees are often based on the value of assets under management, a decrease in the market prices of those assets could reduce our fee income. Changes in stock market prices could affect the trading activity of investors, reducing commissions and other fees we earn from our brokerage business. Poor economic conditions and volatile or unstable financial markets also can adversely affect our trading and debt and equity underwriting and advisory businesses.

Legislation and regulation, including the Dodd-Frank Act, as well as future legislation and/or regulation, could require us to change certain of our business practices, reduce our revenue, impose additional costs on us, or otherwise adversely affect our business operations and/or competitive position.
We are actively regulated by federal and state agencies. Changes to statutes, regulations, or regulatory policies, including interpretation or implementation of statutes, regulations, or policies, could affect us adversely, including limiting the types of financial services and products we may offer and/or increasing the ability of nonbanks to offer competing financial services and products. Also, if we do not comply with laws, regulations, or policies, we could be subject to regulatory sanctions and damage to our reputation.
Regulation of the financial services industry has increased significantly. The regulation is focused on the protection of depositors, FDIC funds, consumers, and the banking system as a whole, rather than our shareholders, and may be adverse to the interests of our shareholders. We are subject to significant regulation under state and federal laws in the U.S., including new legislation and rule-making promulgated under the Dodd-Frank Act. Increased supervision, reporting, and significant new and proposed legislation and regulatory requirements in the U.S. and in other jurisdictions outside of the U.S. where we conduct business may affect the manner in which we do business and the products and services that we provide, and may affect or restrict our ability to compete in our current businesses or our ability to enter into or acquire new businesses, reduce or limit our revenue in businesses or impose additional fees, assessments or taxes on us, and adversely affect our business operations or have other negative consequences.
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
The Dodd-Frank Act also established the CFPB, which has authority to regulate, among other things, unfair, deceptive, or abusive acts or practices. The CFPB has been active in rule-making and enforcement activity, and already has imposed substantial fines on other financial institutions. Among its other consumer-protective initiatives, the CFPB has placed significant emphasis on consumer complaint management. The CFPB has established a public consumer complaint database to encourage consumers to file complaints they may have against financial institutions, which the CFPB may use to focus enforcement actions and for rule-making. In addition, each financial institution is expected to maintain an effective consumer complaint management program. Further, in 2013 the CFPB released final regulations under Title XIV of the Dodd-Frank Act in 2013 further regulating the origination of mortgages and addressing "ability to repay" standards, loan officer compensation, appraisal disclosures, HOEPA triggers and other matters. The "ability to repay" rule, in particular, has the potential to significantly affect our business since it provides a borrower with a defense to foreclosure unless the lender established the borrower's ability to repay or that the loan was a "qualified mortgage" or met other exceptions to the rule. While qualified mortgages may provide certain safe harbors, the extent of these safe harbors remains unclear. Our business strategy, product offerings, and profitability may be affected by CFPB rules and may change as these and other rules are developed, become effective, and are interpreted by the regulators and courts.
Regulators recently published revised guidance which could affect the origination and distribution of leveraged loans. While we believe we comply with relevant regulatory requirements, regulators may limit the ability of banks to originate leveraged loans, such as by limiting the maximum leverage of issuers of such loans, or may limit the extent to which banks may hold leveraged loans in their loan portfolios. If regulators tighten leverage limits, structural elements including covenants or maturities, such actions could result in lower loan origination volumes and fees. If regulators impose portfolio limits, this could reduce the liquidity of leveraged loans, and may indirectly affect their value.
A portion of our revenue comes from fees we charge clients for certain services that we provide to them, including fees for having insufficient funds in their accounts. The CFPB may issue rules that limit the fees we may charge, such as by setting a dollar or number limit to the amount of such fees. Other regulatory changes may cause us to change the order in which we process checks. Any of these changes might adversely affect fee revenue.
Additionally, legislation or regulation may impose unexpected or unintended consequences, the impact of which is difficult to predict. For example, some commentators have expressed a view that proposed liquidity requirements, which will require certain banks to hold more liquid securities, may have the unintended consequence of reducing the size of the trading markets for such securities, and thereby reduce liquidity in those markets.
Any other future legislation and/or regulation, if adopted, also could have a material adverse effect on our business operations, income, and/or competitive position and may have other negative consequences. For additional information, see the “Government Supervision and Regulation” section in this Form 10-K.
We are subject to changing capital adequacy and liquidity guidelines and, if we fail to meet these new guidelines, our financial condition would be adversely affected.
We, together with our banking subsidiary and broker-dealer subsidiaries, must meet certain capital and liquidity guidelines, subject to qualitative judgments by regulators about components, risk weightings, and other factors. New regulatory capital and liquidity requirements may limit or otherwise restrict how we utilize our capital, including common stock dividends and stock repurchases, and may require us to increase our capital and/or liquidity. Any requirement that we increase our regulatory capital, replace certain capital instruments which presently qualify as Tier 1 capital, or increase regulatory capital ratios or liquidity, could require us to liquidate assets or otherwise change our business and/or investment plans, which may adversely affect our financial results. Issuing additional common stock would dilute the ownership of existing stockholders. Specifically, our primary regulatory, along with other banking regulators, have implemented new and more stringent capital and liquidity measurements that will impact us.
In July 2013, the Federal Reserve issued final capital rules that replace existing capital adequacy rules and implement Basel III and certain requirements imposed by the Dodd-Frank Act. These rules will result in higher and more stringent capital requirements for us and our banking subsidiary than under the prior rules. Under the final rules, our capital requirements will increase and the risk-weighting of many of our assets will change. Further, in September, 2014, the Federal Reserve adopted a final LCR rule under the Basel III framework that requires banks and bank holding companies to measure their liquidity against specific liquidity tests. The tests, which include an LCR, are designed to ensure that the banking entity maintains a level of unencumbered high-quality liquid assets greater than or equal to the entity's expected net cash outflow for a specified time horizon under an acute liquidity stress scenario. Also part of the LCR rule, an NSFR was designed to promote more medium and long-term funding based on the liquidity characteristics of the assets and activities of banking entities over a one-year time horizon. Under the LCR rule our holdings of high-quality liquid assets will increase and the composition of our balance sheet will change.
Under the final capital rules, Tier 1 capital will consist of CET 1 and additional non-common Tier 1 capital, with Tier 1 capital plus Tier 2 capital constituting total risk-based capital. The required minimum capital requirements will be greater than currently required and include a CET 1 ratio of 4.5%; a Tier 1 capital ratio of 6%, and a total capital ratio of 8%. In addition, a Tier 1 leverage ratio to average consolidated assets of 4% will apply. Further, we will be required to maintain a capital conservation buffer of 2.5% of additional CET 1 after a transition period to phase-in the buffer. If we do not maintain the capital conservation buffer, then our ability to pay dividends and discretionary bonuses and to make share repurchases will be restricted.
A transition period applies to certain capital elements and risk weighted assets. One of the more significant transitions required by the final rules relates to the risk weighting applied to MSRs, which will impact the CET1 ratio during the transition period when compared to the currently disclosed CET1 ratio that is calculated on a fully phased-in basis. Specifically, the fully phased-in risk weight of MSRs is 250%, while the risk weight to be applied during the transition period is 100%. The transition period is applicable from January 1, 2015 through December 31, 2017.
We have estimated our regulatory capital under Basel III under the final rules and we provide that estimate, on a fully phased-in basis, and a reconcilement to U.S. GAAP in Table 34, “Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures” in Item 7, MD&A, in this Form 10-K. Note that this estimate is consistent with our interpretation of the final rule and ambiguities in the final rule or other interpretations of the final rule could result in a larger measure of RWAs and consequently a lower CET 1 ratio.

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
We sell most of the mortgage loans we originate to reduce our credit risk and to provide funding for additional loans. We rely on GSEs to purchase loans that meet their conforming loan requirements. We rely on other capital markets investors to purchase non-conforming loans (i.e., loans that do not meet GSE requirements). Since 2007, investor demand for nonconforming loans has fallen sharply, increasing credit spreads and reducing the liquidity of those loans. In response to the reduced liquidity in the capital markets, we may retain more nonconforming loans, negatively impacting reserves, or we may originate less, negatively impacting revenue. When we retain a loan not only do we keep the credit risk of the loan but we also do not receive any sale proceeds that could be used to generate new loans. A persistent lack of liquidity could limit our ability to fund and thus originate new mortgage loans, reducing the fees we earn from originating and servicing loans. In addition, we cannot provide assurance that GSEs will not materially limit their purchases of conforming loans due to capital constraints or change their criteria for conforming loans (e.g., maximum loan amount or borrower eligibility). As previously noted, proposals have been presented to reform the housing finance market in the U.S., including the role of the GSEs in the housing finance market. The extent and timing of any such regulatory reform regarding the housing finance market and the GSEs, as well as any effect on our business and financial results, are uncertain.
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

While we believe that our allowance for credit losses was adequate at December 31, 2014, there is no assurance that it will be sufficient to cover all incurred credit losses, especially if economic conditions worsen. In the event of significant deterioration in economic conditions, we may be required to increase reserves in future periods, which would reduce our earnings. For additional information, see the “Risk Management-Credit Risk Management” and “Critical Accounting Policies-Allowance for Credit Losses” sections of the MD&A in this Form 10-K.

Our ALLL may not be adequate to cover our eventual losses.
Like other financial institutions, we maintain an ALLL to provide for credit losses associated with loan defaults and nonperformance. Our ALLL is based on our evaluation of risks associated with our LHFI portfolio, including historical loss experience, expected loss calculations, delinquencies, performing status, the size and composition of the loan portfolio, economic conditions, and concentrations within the portfolio. Current economic conditions in the U.S. and in our markets could deteriorate, which could result in, among other things, greater than expected deterioration in credit quality of our loan portfolio or in the value of collateral securing these loans. Our ALLL may not be adequate to cover eventual loan losses, and future provisions for loan losses could materially and adversely affect our financial condition and results of operations. Additionally, in order to maximize the collection of loan balances, we sometimes modify loan terms when there is a reasonable chance that an appropriate modification would allow our client to continue servicing the debt. If such modifications ultimately are less effective at mitigating loan losses than we expect, we may incur losses in excess of the specific amount of ALLL associated with a modified loan, and this would result in additional provision for loan losses.
In 2012, the FASB issued for public comment a Proposed ASU, Financial Instruments-Credit Losses (Subtopic 825-15) (the Credit Loss Proposal), that would substantially change the accounting for credit losses under U.S. GAAP. Under U.S. GAAP's current standards, credit losses are not reflected in the financial statements until it is probable that the credit loss has been incurred. Under the Credit Loss Proposal, an entity would reflect in its financial statements its current estimate of credit losses on financial assets over the expected life of each financial asset. The Credit Loss Proposal, if adopted as proposed, may have a negative impact on our reported earnings, capital, regulatory capital ratios, as well as on regulatory limits which are based on capital (e.g., loans to affiliates) since it would accelerate the recognition of estimated credit losses.

We may have more credit risk and higher credit losses to the extent that our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral.
Our credit risk and credit losses can increase if our loans are concentrated in borrowers engaged in the same or similar activities or in borrowers who as a group may be uniquely or disproportionately affected by economic or market conditions. As Florida is our largest banking state in terms of loans and deposits, deterioration in real estate values and underlying economic conditions in those markets or elsewhere could result in materially higher credit losses. A deterioration in economic conditions, housing conditions, or real estate values in the markets in which we operate could result in materially higher credit losses. For additional information, see the “Loans”, “Allowance for Credit Losses”, “Risk Management-Credit Risk Management” and “Critical Accounting Policies-Allowance for Credit Losses” sections in the MD&A and Notes 6 and 7, “Loans” and “Allowance for Credit Losses”, to the Consolidated Financial Statements in this Form 10-K.
A downgrade in the U.S. government's sovereign credit rating, or in the credit ratings of instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities, could result in risks to us and general economic conditions that we are not able to predict.
On August, 5, 2011, S&P downgraded the credit rating of the U.S. government from AAA to AA+. Subsequently, on June 10, 2013, S&P reaffirmed its government bond rating of the U.S. at AA+, while also raising its outlook from “Negative” to “Stable.” On July 18, 2013, Moody’s reaffirmed the government bond rating of the U.S. at Aaa, while raising the outlook from “Negative” to “Stable.” Further, on March 21, 2014, Fitch upgraded its AAA rating of U.S. government debt from “Ratings Watch Negative” to "Stable."
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
A downgrade of the sovereign credit ratings of the U.S. government and the perceived creditworthiness of U.S. government-related obligations could impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments. We cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these organizations will affect economic conditions. Such ratings actions could result in a significant adverse impact on us. In addition, we presently deliver a material portion of the residential mortgage loans we originate to government-sponsored institutions, agencies or instrumentalities (or instruments insured or guaranteed thereby). We cannot predict if, when or how any changes to the credit ratings of these organizations will affect their ability to finance residential mortgage loans. Such ratings actions, if any, could result in a significant change to our mortgage business. A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies, or instrumentalities would significantly exacerbate the other risks to which we are subject and any related adverse effects on our business, financial condition, and results of operations.

We are subject to certain risks related to originating and selling mortgages. We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain breaches of our servicing agreements, and this could harm our liquidity, results of operations, and financial condition.
We originate and often sell mortgage loans. When we sell mortgage loans, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Between 2006 and 2013, we received an elevated number of repurchase and indemnity demands from purchasers. These resulted in an increase in the amount of losses for repurchases.
In September 2013, we reached a settlement with Fannie Mae and Freddie Mac to address outstanding and potential repurchase obligations. However, the 2013 agreements with Fannie Mae and Freddie Mac settling certain aspects of our repurchase obligations preserve their right to require repurchases arising from certain types of events, and that preservation of rights can impact our future losses. While the repurchase reserve includes the estimated cost of settling claims related to required repurchases, our estimate of losses depends on our assumptions regarding GSE and other counterparty behavior, loan performance, home prices, and other factors. For additional information, see Note 16, “Guarantees,” to the Consolidated Financial Statements in this Form 10-K, and the following sections of the MD&A in this Form 10-K-”Noninterest Income” and “Critical Accounting Policies.”
In addition to repurchase claims from the GSEs, we have received indemnification claims from, and in some cases, have been sued by, non-GSE purchasers of our loans. These claims allege that we sold loans that failed to conform to statements regarding the quality of the mortgage loans sold, the manner in which the loans were originated and underwritten, and the compliance of the loans with state and federal law. See additional discussion in Note 19, “Contingencies,” to the Consolidated Financial Statements and “Critical Accounting Policies” of the MD&A in this Form 10-K.
We also have received indemnification requests related to our servicing of loans owned or insured by other parties, primarily GSEs. Typically, such a claim seeks to impose a compensatory fee on us for departures from GSE service levels. In most cases, this is related to delays in the foreclosure process. Additionally, we have received indemnification requests where an investor or insurer has suffered a loss due to a breach of the servicing agreement. While the number of such claims has been small, these could increase in the future. See additional discussion in Note 16, “Guarantees,” to the Consolidated Financial Statements in this Form 10-K.
We face certain risks as a servicer of loans.
We act as servicer and/or master servicer for mortgage loans included in securitizations and for unsecuritized mortgage loans owned by investors. As a servicer or master servicer for those loans, we have certain contractual obligations to the securitization trusts, investors or other third parties, including, in our capacity as a servicer, foreclosing on defaulted mortgage loans or, to the extent consistent with the applicable securitization or other investor agreement, considering alternatives to foreclosure such as loan modifications or short sales and, in our capacity as a master servicer, overseeing the servicing of mortgage loans by the servicer. Generally, our servicing obligations are set by contract, for which we receive a contractual fee. However, the costs to perform contracted-for services has increased, which reduces our profitability. As a servicer, we advance expenses on behalf of investors which we may be unable to collect. Further, GSEs can amend their servicing guidelines, which can increase the scope or costs of the services we are required to perform without any corresponding increase in our servicing fee. Further, the CFPB has implemented national servicing standards which have increased the scope and costs of services which we are required to perform. In addition, there has been a significant increase in state laws that impose additional servicing requirements that increase the scope and cost of our servicing obligations.
If we commit a material breach of our obligations as servicer or master servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, which can generally be given by the securitization trustee or a specified percentage of security holders, causing us to lose servicing income. In addition, we may be required to indemnify the securitization trustee against losses from any failure by us, as a servicer or master servicer, to perform our servicing obligations or any act or omission on our part that involves willful misfeasance, bad faith, or gross negligence. For certain investors and/or certain transactions, we may be contractually obligated to repurchase a mortgage loan or reimburse the investor for credit losses incurred on the loan as a remedy for servicing errors with respect to the loan. If we experience increased repurchase obligations because of claims that we did not satisfy our obligations as a servicer or master servicer, or increased loss severity on such repurchases, we may have to materially increase our repurchase reserve.
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
Our earnings may be affected by volatility in mortgage production and servicing revenues, and by changes in carrying values of our MSRs and mortgages held for sale due to changes in interest rates.
We earn revenue from fees we receive for originating mortgage loans and for servicing mortgage loans. When rates rise, the demand for mortgage loans usually tends to fall, reducing the revenue we receive from loan originations (mortgage production revenue).
Changes in interest rates can affect prepayment assumptions and thus the fair value of our MSRs. An MSR is the right to service a mortgage loan-collect principal, interest and escrow amounts-for a fee. When interest rates fall, borrowers are usually more likely to prepay their mortgage loans by refinancing them at a lower rate. As the likelihood of prepayment increases, the fair value of our MSRs can decrease. Each quarter we evaluate the fair value of our MSRs and any related hedges, and any decrease in fair value reduces earnings in the period in which the decrease occurs.
Similarly, we measure at fair value prime mortgages held for sale for which an active secondary market and readily available market prices exist. We also measure at fair value certain other interests we hold related to residential loan sales and securitizations. Similar to other interest-bearing securities, the value of these mortgages held for sale and other interests may be adversely affected by changes in interest rates. For example, if market interest rates increase relative to the yield on these mortgages held for sale and other interests, their fair value may fall. We may not hedge this risk, and even if we do hedge the risk with derivatives and other instruments, we may still incur significant losses from changes in the value of these mortgages held for sale and other interests or from changes in the value of the hedging instruments. For additional information, see “Enterprise Risk Management-Other Market Risk” and “Critical Accounting Policies” in the MD&A, and Note 9, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements in this Form 10-K.
We use derivatives to hedge the risk of changes in the fair value of the MSR, exclusive of decay. The hedge may not be effective and may cause volatility, or losses, in our mortgage servicing income. Also, we typically use derivatives and other instruments to hedge our mortgage banking interest rate risk.

We generally do not hedge all of our risk, and we may not be successful in hedging any of the risk. Hedging is a complex process, requiring sophisticated models and constant monitoring. We may use hedging instruments tied to U.S. Treasury rates, LIBOR or Eurodollars that may not perfectly correlate with the value or income being hedged. We could incur significant losses from our hedging activities. There may be periods where we elect not to use derivatives and other instruments to hedge mortgage banking interest rate risk. For additional information, see Note 17, “Derivative Financial Instruments,” to the Consolidated Financial Statements in this Form 10-K.

Changes in market interest rates or capital markets could adversely affect our revenue and expense, the value of assets and obligations, and the availability and cost of capital and liquidity.
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices, and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and MVE to adverse movements in interest rates, is our primary market risk, and mainly arises from the nature of the loans on our balance sheet. We are also exposed to market risk in our trading instruments, AFS investment portfolio, MSRs, loan warehouse and pipeline, and debt and brokered deposits carried at fair value. ALCO meets regularly and is responsible for reviewing our open positions and establishing policies to monitor and limit exposure to market risk. The policies established by ALCO are reviewed and approved by our Board. See additional discussion of changes in market interest rates in the "Market Risk Management” section of Item 7, MD&A, in this Form 10-K.
Given our business mix, and the fact that most of the assets and liabilities are financial in nature, we tend to be sensitive to market interest rate movements and the performance of the financial markets. In addition to the impact of the general economy, changes in interest rates or in valuations in the debt or equity markets could directly impact us in one or more of the following ways:

•	The yield on earning assets and rates paid on interest-bearing liabilities may change in disproportionate ways;

•	The value of certain balance sheet and off-balance sheet financial instruments that we hold could decline;

•	The value of our pension plan assets could decline, thereby potentially requiring us to further fund the plan; or

•	To the extent we access capital markets to raise funds to support our business, such changes could affect the cost of such funds or the ability to raise such funds.
Our net interest income is the interest we earn on loans, debt securities, and other assets we hold less the interest we pay on our deposits, long-term and short-term debt, and other liabilities. Net interest income is a function of both our net interest margin-the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding-and the amount of earning assets we hold. Changes in either our net interest margin or the amount of earning assets we hold could affect our net interest income and our earnings. Changes in interest rates can affect our net interest margin. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. When interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the asset yield catches up.
The amount and type of earning assets we hold can affect our yield and net interest margin. We hold earning assets in the form of loans and investment securities, among other assets. As noted above, if economic conditions deteriorate, we may see lower demand for loans by creditworthy customers, reducing our yield. In addition, we may invest in lower yielding investment securities for a variety of reasons.
Changes in the slope of the “yield curve,” or the spread between short-term and long-term interest rates, could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. The interest we earn on our assets and our costs to fund those assets may be affected by changes in market interest rates, changes in the slope of the yield curve, and our cost of funding. This could lower our net interest margin and our net interest income. We discuss these topics in greater detail in the "Enterprise Risk Management" section of Item 7, MD&A, in this Form 10-K.
We assess our interest rate risk by estimating the effect on our earnings under various scenarios that differ based on assumptions about the direction, magnitude, and speed of interest rate changes and the slope of the yield curve. We hedge some of that interest rate risk with interest rate derivatives.
We may not hedge all of our interest rate risk. There is always the risk that changes in interest rates could reduce our net interest income and our earnings in material amounts, especially if actual conditions turn out to be materially different than what we assumed. For example, if interest rates rise or fall faster than we assumed or the slope of the yield curve changes, we may incur significant losses on debt securities we hold as investments. To reduce our interest rate risk, we may rebalance our investment and loan portfolios, refinance our debt, and take other strategic actions. We may incur losses when we take such actions. For additional information, see the “Enterprise Risk Management” and "Net Interest Income/Margin" sections of the MD&A in this Form 10-K.

Disruptions in our ability to access global capital markets may adversely affect our capital resources and liquidity.
In managing our Consolidated Balance Sheet, we depend on access to global capital markets to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our clients. Other sources of contingent funding available to us include inter-bank borrowings, repurchase agreements, FHLB capacity, and borrowings from the Federal Reserve discount window. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt investors, our depositors or counterparties participating in the capital markets, or a downgrade of our debt rating, may adversely affect our funding costs and our ability to raise funding and, in turn, our liquidity.
The fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings.
The Federal Reserve regulates the supply of money and credit in the U.S. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect the net interest margin. They can also materially decrease the value of financial assets we hold, such as debt securities and MSRs. Federal Reserve policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans, or could adversely create asset bubbles which result from prolonged periods of accommodative policy, and which in turn result in volatile markets and rapidly declining collateral values. Changes in Federal Reserve policies are beyond our control and difficult to predict; consequently, the impact of these changes on our activities and results of operations is difficult to predict. Also, potential new taxes on corporations generally, or on financial institutions specifically, would adversely affect our net income.
Clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding.
Checking and savings account balances and other forms of client deposits could decrease if clients perceive alternative investments as providing superior expected returns. When clients move money out of bank deposits in favor of alternative investments, we can lose a relatively inexpensive source of funds, increasing our funding costs.

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
As a financial institution, our earnings and capital are subject to risks associated with negative public opinion. The reputation of the financial services industry, in general, has been damaged as a result of the financial crisis and other matters affecting the financial services industry, including mortgage foreclosure issues. Negative public opinion regarding us could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by us to meet our clients' expectations or applicable regulatory requirements, corporate governance and acquisitions, or from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract and/or retain clients and personnel and can expose us to litigation and regulatory action. Actual or alleged conduct by one of our businesses can result in negative public opinion about our other businesses.
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
We are at risk of increased losses from fraud.
Recently, we have seen an increase in the frequency and sophistication of fraudulent activity. Criminals committing fraud increasingly are using more sophisticated techniques and in some cases are part of larger criminal rings which allows them to be more effective.
The fraudulent activity has taken many forms, ranging from check fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information. Further, in addition to fraud committed against us, we may suffer losses as a result of fraudulent activity committed against third parties. For example, in 2014 several national retail merchants suffered data compromises involving the personal and payment card information of SunTrust customers. The perpetrators of this fraud executed unauthorized charges against SunTrust account holders which we were required to reimburse. While we may be entitled to full or partial indemnification from such merchants for their failure to protect our client’s personal data, there can be no assurance that we will receive such indemnification, that it will be adequate, or that it will cover other losses such as lost profits or costs to reissue payment cards. Further, as a result of increased fraud activity, we have increased our spending on systems to detect and prevent fraud, and may need to make further investments in the future.

A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.
We depend upon our ability to process, record, and monitor a large number of client transactions on a continuous basis. As client, public, and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting, data processing, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. For example, there could be sudden increases in client transaction volume; electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber-attacks. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and clients.
Information security risks for large financial institutions such as ours have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. As noted above, our operations rely on the secure processing, transmission, and storage of confidential information in our computer systems and networks. Our banking, brokerage, investment advisory, and capital markets businesses rely on our digital technologies, computer and email systems, software, and networks to conduct their operations. In addition, to access our products and services, our clients may use personal smartphones, tablet PCs, personal computers, and other mobile devices or software that are beyond our control. Although we have information security procedures and controls in place, our technologies, systems, networks, and our clients' devices and software may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients' confidential, proprietary and other information, or otherwise disrupt our or our clients' or other third parties' business operations. The Internet and computing devices in general are prime targets for criminals who utilize sophisticated technology to seek, discover and exploit vulnerabilities that may, or may not, be generally known. In 2014 several vulnerabilities in core Internet security technologies were announced and widely publicized in the media. These vulnerabilities increased the potential of loss or compromise for users of the Internet until specific actions were taken by the user or entities outside our direct control. SunTrust experienced no material loss or disruption of services relating to these vulnerabilities.

Third parties with whom we do business or that facilitate our business activities, including exchanges, clearing houses, financial intermediaries, or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.
Although to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our prominent size and scale and our role in the financial services industry, our plans to continue to implement our internet banking and mobile banking channel strategies and develop additional remote connectivity solutions to serve our clients when and how they want to be served, our expanded geographic footprint, the outsourcing of some of our business operations, and the continued uncertain global economic environment. As a result, cybersecurity and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data and networks from attack, damage, or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities.
As a necessary aspect of operating our business we must provide access to customer and sensitive company information to our employees, contractors, consultants, third parties and other authorized entities. Controls and oversight mechanisms are in place to limit access to this information and protect it from unauthorized disclosure or theft. Control systems and policies pertaining to system access are subject to errors in design, oversight failure, software failure, intentional subversion or other compromise resulting in theft, error, loss or inappropriate use of information or systems to commit fraud, cause embarrassment to the company or its executives or to gain competitive advantage.
Additionally, the FRB, the CFPB, and other regulators expect financial institutions to be responsible for all aspects of their performance, including aspects which they delegate to third parties. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyber-attacks or security breaches of the networks, systems, devices, or software that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

The soundness of other financial institutions could adversely affect us.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institution, or the financial services industry generally, in the past have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations.
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
Competition in the financial services industry is intense and we could lose business or suffer margin declines as a result.
We operate in a highly competitive industry that could become even more competitive as a result of reform of the financial services industry resulting from the Dodd-Frank Act and other legislative, regulatory, and technological changes, and from continued consolidation. We face aggressive competition from other domestic and foreign lending institutions and from numerous other providers of financial services. The ability of nonbanking financial institutions to provide services previously limited to commercial banks has intensified competition. Because nonbanking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Securities firms and insurance companies that elect to become financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking, and may acquire banks and other financial institutions. This may significantly change the competitive environment in which we conduct business. Some of our competitors have greater financial resources and/or face fewer regulatory constraints. As a result of these various sources of competition, we could lose business to competitors or be forced to price products and services on less advantageous terms to retain or attract clients, either of which would adversely affect our profitability.
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

We might not pay dividends on our stock.
Holders of our stock are only entitled to receive such dividends as our Board may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our stock, we are not required to do so.
Further, in February 2009, the Federal Reserve required bank holding companies to substantially reduce or eliminate dividends. Since that time, the Federal Reserve has indicated that increased capital distributions would generally not be considered prudent in the absence of a well-developed capital plan and a capital position that would remain strong even under adverse conditions. As a result, any increase in our dividend will require the approval of the Federal Reserve. Refer to the discussion under the caption “We are subject to capital adequacy and liquidity guidelines and, if we fail to meet these guidelines, our financial condition would be adversely affected,” above.
Additionally, our obligations under the warrant agreements that we entered into with the U.S. Treasury as part of the CPP will increase to the extent that we pay dividends on our common stock prior to December 31, 2018 exceeding $0.54 per share per quarter, which was the amount of dividends we paid when we first participated in the CPP. Specifically, the exercise price and the number of shares to be issued upon exercise of the warrants will be adjusted proportionately (that is, adversely to us) as specified in a formula contained in the warrant agreements.
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
The rating agencies regularly evaluate us, and their ratings are based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. Our failure to maintain those ratings could adversely affect the cost and other terms upon which we are able to obtain funding and increase our cost of capital. Credit ratings are one of numerous factors that influence our funding costs. Among our various retail and wholesale funding sources, credit ratings have a more direct impact on the cost of wholesale funding, as our primary source of retail funding is bank deposits, most of which are insured by the FDIC. See Item 7, MD&A, "Liquidity Risk Management.”

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
Acquisitions involve numerous risks, including difficulties in the integration of the operations, technologies, services, and products of the acquired companies, and the diversion of management's attention from other business concerns. We may not properly ascertain all such risks prior to an acquisition or prior to such a risk impacting us while integrating an acquired company. As a result, difficulties encountered with acquisitions could have a material adverse effect on our business, financial condition, and results of operations.
Furthermore, we must generally receive federal regulatory approval before we can acquire a bank or BHC. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, financial condition, future prospects, including current and projected capital levels, the competence, experience, and integrity of management, compliance with laws and regulations, the convenience and needs of the communities to be served, including the acquiring institution's record of compliance under the CRA, and the effectiveness of the acquiring institution in combating money laundering activities. In addition, we cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. Consequently, we might be required to sell portions of the acquired institution as a condition to receiving regulatory approval or we may not obtain regulatory approval for a proposed acquisition on acceptable terms or at all, in which case we would not be able to complete the acquisition despite the time and expenses invested in pursuing it.
Additionally, our regulatory requirements increase as our size increases. We become subject to enhanced capital and liquidity requirements once our assets exceed $250 billion, and our regulators likely would expect us to begin voluntarily complying with those requirements as we approach that size.

We are subject to litigation, and our expenses related to this litigation may adversely affect our results.
From time to time we are subject to litigation in the course of our business. These claims and legal actions, including supervisory actions by our regulators, could involve large monetary claims and significant defense costs. During the recent credit crisis, we have seen both the number of cases and our expenses related to those cases increase. The outcome of these cases is uncertain.
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
We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations, but there can be no assurance that these will be effective. In addition to fines and penalties, we may suffer other negative consequences from regulatory violations including restrictions on certain activities, such as our mortgage business, which may affect our relationship with the GSEs and may also damage our reputation, and this in turn might materially affect our business and results of operations.
For example, on October 10, 2013, we announced that we reached agreements in principle with the HUD and the U.S. DOJ to settle (i) certain civil and administrative claims arising from FHA-insured mortgage loans originated by STM from January 1, 2006 through March 31, 2012 and (ii) certain alleged civil claims regarding our mortgage servicing and origination practices as part of the National Mortgage Servicing Settlement. Pursuant to the combined settlement, we agreed to pay $468 million. In addition, we agreed to provide $500 million of consumer relief and to implement certain mortgage servicing standards.

Further, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there were in place at the time systems and procedures designed to ensure compliance. For example, we are subject to regulations issued by the OFAC that prohibit financial institutions from participating in the transfer of property belonging to the governments of certain foreign countries and designated nationals of those countries. OFAC may impose penalties for inadvertent or unintentional violations even if reasonable processes are in place to prevent the violations. Additionally, federal regulators have begun pursuing financial institutions with emerging theories of recovery under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA). Courts may uphold significant additional penalties on financial institutions, even where the financial institution had already reimbursed the government or other counterparties for actual losses.

We depend on the expertise of key personnel. If these individuals leave or change their roles without effective replacements, operations may suffer.
Our success depends, to a large degree, on the continued services of executive officers, especially our Chairman and CEO, William H. Rogers, Jr., and other key personnel who have extensive experience in the industry. We generally do not carry key person life insurance on any of the executive officers or other key personnel. If we lose the services of any of these integral personnel and fail to manage a smooth transition to new personnel, the business could be adversely impacted.
We may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategies.
Our success depends upon the ability to attract and retain highly motivated, well-qualified personnel. We face significant competition in the recruitment of qualified employees. Our ability to execute our business strategy and provide high quality service may suffer if we are unable to recruit or retain a sufficient number of qualified employees or if the costs of employee compensation or benefits increase substantially. Further, in June 2010, the Federal Reserve and other federal banking regulators jointly issued comprehensive final guidance designed to ensure that incentive compensation policies do not undermine the safety and soundness of banking organizations by encouraging employees to take imprudent risks. This regulation significantly restricts the amount, form, and context in which we pay incentive compensation.
Our accounting policies and processes are critical to how we report our financial condition and results of operations. They require management to make estimates about matters that are uncertain.
Accounting policies and processes are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Several of our accounting policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Pursuant to U.S. GAAP, we are required to make certain assumptions and estimates in preparing our financial statements, including in determining credit loss reserves, reserves related to litigation and the fair value of certain assets and liabilities, including the value of goodwill, among other items. If assumptions or estimates underlying our financial statements are incorrect, or are adjusted periodically, we may experience material losses.
Management has identified certain accounting policies as being critical because they require management's judgment to ascertain the valuations of assets, liabilities, commitments, and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, valuing an asset or liability, or recognizing or reducing a liability. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding our judgments and the estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements. We discuss these topics in greater detail in Item 7, MD&A, "Critical Accounting Policies,” Note 1, “Significant Accounting Policies,” and Note 18, "Fair Value Election and Measurement," to the Consolidated Financial Statements in this Form 10-K.
Further, from time to time, the FASB and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, SEC, banking regulators and our outside auditors) may change or even reverse their previous interpretations or positions on how these standards should be applied. Changes in financial accounting and reporting standards and changes in current interpretations may be beyond our control, can be hard to predict and could materially affect how we report our financial results and condition. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements.
Our financial instruments carried at fair value expose us to certain market risks.
We maintain at fair value a securities AFS portfolio and trading assets and liabilities and derivatives, which include various types of instruments and maturities. Additionally, we elected to record selected fixed-rate debt, mortgage loans, MSRs and other financial instruments at fair value. Changes in fair value of the financial instruments carried at fair value are recognized in earnings. The financial instruments carried at fair value are exposed to market risks related to changes in interest rates, market liquidity, and our market-based credit spreads, as well as to the risk of default by specific borrowers. We manage the market risks associated with these instruments through active hedging arrangements or broader ALM strategies. Changes in the market values of these financial instruments could have a material adverse impact on our financial condition or results of operations. We may classify additional financial assets or financial liabilities at fair value in the future. See Note 18, “Fair Value Election and Measurement" in this Form 10-K.
Our controls and procedures may not prevent or detect all errors or acts of fraud.
Our controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is accurately accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
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
General market fluctuations, industry factors, and general economic and political conditions and events, such as terrorist attacks, economic slowdowns or recessions, interest rate changes, credit loss trends, or currency fluctuations, also could cause our stock price to decrease regardless of operating results. For the above and other reasons, the market price of our securities may not accurately reflect the underlying value of our securities, and you should consider this before relying on the market prices of our securities when making an investment decision.

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
We may enter into transactions with off-balance sheet affiliates.
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
Our principal executive offices are located in SunTrust Plaza, Atlanta, Georgia. The 60-story office building is majority-owned by SunTrust Banks, Inc. At December 31, 2014, the Bank operated 1,445 full-service banking offices, of which 569 were owned and the remainder were leased. The full-service banking offices are located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia. See Note 8, “Premises and Equipment,” to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of our properties.

Item 3.	LEGAL PROCEEDINGS
For information regarding the Company's legal matters, see Note 19, “Contingencies,” to the Consolidated Financial Statements in Item 8 of this Form 10-K, which is incorporated herein by reference.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The principal market in which our common stock is traded is the NYSE. See Item 6 and Table 34 in the MD&A for information on the high and the low sales prices of SunTrust common stock, which is incorporated herein by reference. During the year ended December 31, 2014, we paid a quarterly dividend on common stock of $0.10 per common share for the first quarter and $0.20 per common share for each of the second, third, and fourth quarters, compared to a quarterly dividend on common stock of $0.05 per common share for the first quarter of 2013 and $0.10 per common share for each of the second, third, and fourth quarters during 2013. Our common stock was held of record by 26,511 holders at December 31, 2014. See "Unregistered Sales of Equity Securities and Use of Proceeds" below for information on share repurchase activity, announced programs, and the remaining buy back authority under the announced programs, which is incorporated herein by reference.
Please also refer to Item 1, “Business—Government Supervision and Regulation,” for a discussion of legal restrictions that affect our ability to pay dividends; Item 1A, “Risk Factors,” for a discussion of some risks related to our dividend, and Item 7, “MD&A—Capital Resources,” for a discussion of the dividends paid during the year and factors that may affect the future level of dividends.
The information under the caption “Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC is incorporated by reference into this Item 5.
Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of the S&P Composite-500 Stock Index and the S&P Commercial Bank Industry Index for the five years commencing December 31, 2009 and ending December 31, 2014. The foregoing analysis assumes an initial $100 investment in our stock and each index, and the reinvestment of all dividends during the periods presented.

Cumulative Total Return for the Years Ended December 31
	2009	2010	2011	2012	2013	2014
SunTrust Banks, Inc.	100.00	145.64	88.02	141.50	184.92	213.45
S&P 500	100.00	114.82	117.18	135.09	176.07	198.47
S&P Commercial Bank Index	100.00	119.76	107.04	131.99	176.50	202.06

Share Repurchases
SunTrust did not repurchase any shares of Series A Preferred Stock Depositary Shares, Series B Preferred Stock, Series E Preferred Stock Depositary Shares, Series F Preferred Stock Depositary Shares, or warrants to purchase common stock during the year ended December 31, 2014, and there was no unused Board authority to repurchase any shares of Series A Preferred Stock Depositary Shares, Series B Preferred Stock, Series E Preferred Stock Depositary Shares, or the Series F Preferred Stock Depositary Shares.
On September 12, 2006, SunTrust issued and registered under Section 12(b) of the Exchange Act, 20 million depositary shares, each representing a 1/4,000th interest in a share of Perpetual Preferred Stock, Series A. In 2011, the Series A Preferred Stock became redeemable at the Company’s option at a redemption price equal to $100,000 per share, plus any declared and unpaid dividends.
On March 30, 2011, the Company repurchased $3.5 billion of Fixed Rate Cumulative Preferred Stock-Series C, and $1.4 billion of Fixed Rate Cumulative Preferred Stock-Series D, which was issued to the U.S. Treasury under the CPP. Warrants to purchase common stock issued to the U.S. Treasury in connection with the issuance of Series C and D preferred stock remained outstanding. The Board authorized the Company to repurchase all of the remaining outstanding warrants to purchase our common stock that were issued to the U.S. Treasury in connection with its investment in SunTrust Banks, Inc. under the CPP. On September 28, 2011, the Company purchased and retired 4 million warrants to purchase SunTrust common stock in connection with the U.S. Treasury's resale, via a public secondary offering of the warrants that the Treasury held. At December 31, 2014, 13.9 million warrants remained outstanding and the Company had authority from its Board to repurchase all of the 13.9 million outstanding stock purchase warrants. However, any such repurchase would be subject to the prior approval of the Federal Reserve through the capital planning and stress testing process.
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
On November 4, 2014, SunTrust issued depositary shares representing ownership interest in 5,000 shares of Perpetual Preferred Stock-Series F, no par value and $100,000 liquidation preference per share (the "Series F Preferred Stock"). The Series F Preferred Stock by its terms is redeemable after 2019 by the Company at $100,000 per share plus any declared and unpaid dividends.

Share repurchases during the year ended December 31, 2014:

	Common Stock [1]
	Total number of shares purchased [2]	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs at period end ($ in millions)
January 1 - 31 [3]	1,354,345	$36.92	1,354,345	$—
February 1 - 28	—	—	—	—
March 1 - 31	17,940	37.36	—	—
Total during first quarter of 2014	1,372,285	36.92	1,354,345	—

April 1 - 30	2,009,900	39.76	2,009,900	370
May 1 - 31	79,000	37.96	79,000	367
June 1 - 30	—	—	—	367
Total during second quarter of 2014	2,088,900	39.69	2,088,900	367

July 1 - 31	1,872,900	40.04	1,872,900	292
August 1 - 31	263,200	37.99	263,200	282
September 1 - 30 [4]	3,344,700	38.87	—	282
Total during third quarter of 2014	5,480,800	39.23	2,136,100	282

October 1 - 31	2,924,190	37.62	2,924,190	172
November 1 - 30	—	—	—	172
December 1 - 31	—	—	—	172
Total during fourth quarter of 2014	2,924,190	37.62	2,924,190	172
Total year-to-date 2014	11,866,175	$38.65	8,503,535	$172

1 On March 26, 2014, the Company announced that the Federal Reserve had no objections to the repurchase of up to $450 million of the Company's outstanding common stock, to be completed between April 1, 2014 and March 31, 2015, as part of the Company's capital plan submitted in connection with the 2014 CCAR. The repurchases are limited to the extent that the Company's issuances of capital stock, including employee share-based compensation, are less than the amount indicated in the 2014 CCAR capital plan. During 2014, the Company repurchased approximately $278 million of its outstanding common stock at market value as part of this publicly announced plan. Additionally, during January 2015, the Company repurchased $50 million of its outstanding common stock at market value, and the Company expects to repurchase between $60 million and $70 million of additional outstanding common stock through the end of the first quarter of 2015, which would complete the repurchase of authorized shares as approved by the Board and the Federal Reserve in conjunction with the 2014 capital plan.
2 Includes shares repurchased pursuant to SunTrust's employee stock option plans, pursuant to which participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock, which the participant already owns. SunTrust considers shares so surrendered by participants in SunTrust's employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs. During 2014, 17,940 shares of SunTrust common stock were surrendered by participants in SunTrust's employee stock option plans at an average price of $37.36 per share.
3 During January 2014, the Company repurchased $50 million of its outstanding common stock at market value, which completed the repurchase of authorized shares as approved by the Board and the Federal Reserve in conjunction with the 2013 capital plan. The 2013 capital plan was initially announced on March 14, 2013 and effectively expired on March 31, 2014.
4 During September 2014, the Company repurchased $130 million of its outstanding common stock at market value upon receiving a non-objection from the Federal Reserve. This repurchase was incremental to and separate from the Company's March 26, 2014 announced repurchase of up to $450 million of the Company's outstanding common stock to be completed between April 1, 2014 and March 31, 2015, as part of the Company's capital plan submitted in connection with the 2014 CCAR.

Item 6. SELECTED FINANCIAL DATA
	Year Ended December 31
(Dollars in millions and shares in thousands, except per share data)	2014	2013	2012	2011	2010
Summary of Operations:
Interest income	$5,384	$5,388	$5,867	$6,181	$6,343
Interest expense	544	535	765	1,116	1,489
Net interest income	4,840	4,853	5,102	5,065	4,854
Provision for credit losses	342	553	1,395	1,513	2,651
Net interest income after provision for credit losses	4,498	4,300	3,707	3,552	2,203
Noninterest income	3,323	3,214	5,373	3,421	3,729
Noninterest expense [1]	5,543	5,831	6,284	6,194	5,867
Income before provision/(benefit) for income taxes	2,278	1,683	2,796	779	65
Provision/(benefit) for income taxes [1]	493	322	812	119	(141)
Net income attributable to noncontrolling interest	11	17	26	13	17
Net income	$1,774	$1,344	$1,958	$647	$189
Net income/(loss) available to common shareholders	$1,722	$1,297	$1,931	$495	($87)
Adjusted net income/(loss) available to common shareholders [2]	$1,729	$1,476	$1,178	$495	($87)
Net interest income - FTE [2]	$4,982	$4,980	$5,225	$5,179	$4,970
Total revenue - FTE [2]	8,305	8,194	10,598	8,600	8,699
Total revenue - FTE, excluding net securities (losses)/gains [2]	8,320	8,192	8,624	8,483	8,508
Total adjusted revenue - FTE [2]	8,200	8,257	9,123	8,600	8,699
Net income/(loss) per average common share:
Diluted [3]	3.23	2.41	3.59	0.94	(0.18)
Adjusted diluted [2,3]	3.24	2.74	2.19	0.94	(0.18)
Basic	3.26	2.43	3.62	0.94	(0.18)
Dividends paid per average common share	0.70	0.35	0.20	0.12	0.04
Book value per common share	41.52	38.61	37.59	36.86	36.34
Tangible book value per common share [2]	29.82	27.01	25.98	25.18	23.76
Market capitalization	21,978	19,734	15,279	9,504	14,768
Market price:
High	43.06	36.99	30.79	33.14	31.92
Low	33.97	26.93	18.07	15.79	20.16
Close	41.90	36.81	28.35	17.70	29.51
Period End Balances:
Total assets	$190,328	$175,335	$173,442	$176,859	$172,874
Earning assets	168,678	156,856	151,223	154,696	148,473
Loans	133,112	127,877	121,470	122,495	115,975
ALLL	1,937	2,044	2,174	2,457	2,974
Consumer and commercial deposits	139,234	127,735	130,180	125,611	120,025
Brokered time and foreign deposits	1,333	2,024	2,136	2,311	3,019
Long-term debt	13,022	10,700	9,357	10,908	13,648
Total shareholders’ equity	23,005	21,422	20,985	20,066	23,130
Selected Average Balances:
Total assets	$182,176	$172,497	$176,134	$172,440	$172,375
Earning assets	162,189	153,728	153,479	147,802	147,187
Loans	130,874	122,657	122,893	116,308	113,925
Consumer and commercial deposits	132,012	127,076	126,249	122,672	117,129
Brokered time and foreign deposits	1,730	2,065	2,255	2,386	2,916
Intangible assets including MSRs	7,630	7,535	7,322	7,780	7,837
MSRs	1,255	1,121	887	1,331	1,317
Preferred stock	800	725	290	1,328	4,929
Total shareholders’ equity	22,170	21,167	20,495	20,696	22,834
Average common shares - diluted	533,391	539,093	538,061	527,618	498,744
Average common shares - basic	527,500	534,283	534,149	523,995	495,361
Financial Ratios:
Effective tax rate [1,4]	22%	19%	29%	16%	NM
ROA	0.97	0.78	1.11	0.38	0.11
ROE	8.06	6.34	9.56	2.56	(0.49)
ROTCE [2]	11.33	9.25	14.02	3.83	(0.76)
Net interest margin - FTE [2]	3.07	3.24	3.40	3.50	3.38
Efficiency ratio [1]	66.74	71.16	59.29	72.02	67.44
Tangible efficiency ratio 1, [2]	66.44	70.89	58.86	71.52	66.85
Adjusted tangible efficiency ratio 1, [2]	63.34	65.27	66.91	71.52	66.85
Total average shareholders’ equity to total average assets	12.17	12.27	11.64	12.00	13.25
Tangible equity to tangible assets [2]	9.17	9.00	8.82	8.10	10.12
ALLL to period-end loans	1.46	1.60	1.80	2.01	2.58
NPAs to period-end loans, OREO, other repossessed assets, and nonperforming LHFS	0.59	0.91	1.52	2.76	4.08
Common dividend payout ratio [5]	21.5	14.5	5.6	12.9	N/A

Capital Ratios at Period End (Basel I):
Tier 1 common equity	9.60%	9.82%	10.04%	9.22%	8.08%
Tier 1 capital	10.80	10.81	11.13	10.90	13.67
Total capital	12.51	12.81	13.48	13.67	16.54
Tier 1 leverage	9.64	9.58	8.91	8.75	10.94
1 Amortization expense related to qualified affordable housing investment costs is recognized in provision for income taxes for the year ended December 31, 2014, as allowed by an accounting standard adopted in 2014. For periods prior to 2014, these amounts were previously recognized in other noninterest expense and have been reclassified for comparability as presented. See Table 34 in the MD&A for additional information.
2 See Table 34 in the MD&A for a reconcilement of Non-U.S. GAAP measures and additional information.
3 For EPS calculation purposes, the impact of dilutive securities are excluded from the diluted share count during periods in which we recognize a net loss available to common shareholders because the impact would be antidilutive.
4 The calculated effective tax rate for the year ended December 31, 2010, which was negative, was considered to be not meaningful ("NM").
5 The common dividend payout ratio is not applicable ("N/A") in a period of net loss.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Cautionary Statement About Forward-Looking Statements
This report contains forward-looking statements. Statements regarding: (1) future levels of net interest margin; swap income; asset sensitivity; core expenses; cyclical costs; interest rates; commercial loan swap income; NPLs; provision for loan losses; the ALLL and the ratio of ALLL to total loans; net charge-offs, including net charge-offs in the residential, commercial, and consumer portfolios; and early stage delinquencies; (2) future actions taken regarding the LCR and related effects, and our ability to comply with future regulatory requirements within regulatory timelines; (3) expected share repurchases; (4) future changes in cyclical costs and our expense base, and efficiency goals; (5) the impact of Dodd-Frank Act, Basel III regulatory capital rules, and other regulatory standards on our capital ratios; and (6) our ability to utilize state and federal DTAs; are forward looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could"; such statements are based upon the current beliefs and expectations of management and on information currently available to management. Such statements speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.
Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Part I, "Item 1A. Risk Factors" of this report and include risks discussed in this MD&A and in other periodic reports that we file with the SEC. Additional factors include: as one of the largest lenders in the Southeast and Mid-Atlantic U.S. and a provider of financial products and services to consumers and businesses across the U.S., our financial results have been, and may continue to be, materially affected by general economic conditions. A deterioration of economic conditions or of the financial markets may materially adversely affect our lending and other businesses and our financial results and condition; legislation and regulation, including the Dodd-Frank Act, as well as future legislation and/or regulation, could require us to change certain of our business practices, reduce our revenue, impose additional costs on us, or otherwise adversely affect our business operations and/or competitive position; we are subject to capital adequacy and liquidity guidelines and, if we fail to meet these guidelines, our financial condition would be adversely affected; loss of customer deposits and market illiquidity could increase our funding costs; we rely on the mortgage secondary market and GSEs for some of our liquidity; our framework for managing risks may not be effective in mitigating risk and loss to us; we are subject to credit risk; our ALLL may not be adequate to cover our eventual losses; we may have more credit risk and higher credit losses to the extent that our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral; a downgrade in the U.S. government's sovereign credit rating, or in the credit ratings of instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities, could result in risks to us and general economic conditions that we are not able to predict; we are subject to certain risks related to originating and selling mortgages. We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain breaches of our servicing agreements, and this could harm our liquidity, results of operations, and financial condition; we face certain risks as a servicer of loans; we are subject to risks related to delays in the foreclosure process; our earnings may be affected by volatility in mortgage production and servicing revenues, and by changes in carrying values of our MSRs and mortgages held for sale due to changes in interest rates; changes in market interest rates or capital markets could adversely affect our revenue and expense, the value of assets and obligations, and the availability and cost of capital and liquidity; disruptions in our ability to access global capital markets may adversely affect our capital resources and liquidity; the fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; consumers may decide not to use banks to complete their financial transactions, which could affect net income; we have businesses other than banking which subject us to a variety of risks; negative public opinion could damage our reputation and adversely impact business and revenues; we rely on other companies to provide key components of our business infrastructure; we are at risk of increased losses from fraud; a failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses; the soundness of other financial institutions could adversely affect us; we depend on the accuracy and completeness of information about clients and counterparties; competition in the financial services industry is intense and could result in losing business or margin declines; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; we might not pay dividends on our common stock; our ability to receive dividends from our subsidiaries could affect our liquidity and ability to pay dividends; any reduction in our credit rating could increase the cost of our funding from the capital markets; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we are subject to certain litigation, and our expenses related to this litigation may adversely affect our results; we may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations; we depend on the expertise of key personnel. If these individuals leave or change their roles without effective replacements, operations may suffer; we may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategies; our accounting policies and processes are critical to how we report our financial condition and results of operations. They require management to make estimates about matters that are uncertain; changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition; our stock price can be volatile; our disclosure controls and procedures may not prevent or detect all errors or acts of fraud; our financial instruments carried at fair value expose us to certain market risks; our revenues derived from our investment securities may be volatile and subject to a variety of risks; and we may enter into transactions with off-balance sheet affiliates or our subsidiaries.

INTRODUCTION
We are a leading provider of financial services, particularly in the Southeastern and Mid-Atlantic U.S., and our headquarters is located in Atlanta, Georgia. Our principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers, businesses, corporations, and institutions, both through its branches (located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia) and through other national delivery channels. We operate three business segments: Consumer Banking and Private Wealth Management, Wholesale Banking, and Mortgage Banking, with the remainder in Corporate Other. Within each of our businesses, we have growth strategies both within our Southeastern and Mid-Atlantic footprint and targeted national markets. See Note 20, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-K for a description of our business segments. In addition to deposit, credit, mortgage banking, and trust and investment services offered by the Bank, our other subsidiaries provide asset and wealth management, securities brokerage, and capital markets services.
This MD&A is intended to assist readers in their analysis of the accompanying Consolidated Financial Statements and supplemental financial information. It should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K. When we refer to “SunTrust,” “the Company,” “we,” “our,” and “us” in this narrative, we mean SunTrust Banks, Inc. and subsidiaries (consolidated). In the MD&A, net interest income, net interest margin, total revenue, and efficiency ratios are presented on an FTE basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. Additionally, we present other non-U.S. GAAP metrics to assist investors in understanding management’s view of particular financial measures, as well as to align presentation of these financial measures with peers in the industry who may also provide a similar presentation. Reconcilements for all non-U.S. GAAP measures are provided in Table 34.

EXECUTIVE OVERVIEW
Economic
The economy grew modestly in 2014, with gains in consumer spending, business investment, and employment. The unemployment rate finished the year at 5.6%. Fixed income and equity markets fluctuated significantly in the fourth quarter, with the S&P 500 volatility index peaking at levels not seen since 2012. Current economic conditions are likely to keep financial market volatility at elevated levels.
Corporate profits grew modestly in 2014, aided by a slight increase in revenue and a continuation of operational rightsizing. The real national Gross Domestic Product grew at a rate of 2.4% during 2014, compared to 2.2% during 2013. Consumer confidence increased during the year, propelled by a more favorable assessment of current economic and labor market conditions. The concern regarding the persistently low rate of inflation in the U.S. increased when U.S. crude oil and natural gas supplies flooded global markets, while weakening Asian and European economies dampened demand. Overall, the U.S. macroeconomic environment outlook suggests continued steady growth in 2015 as a more neutral fiscal policy stance and low energy prices boost consumer spending, in spite of wage stagnation.
The Federal Reserve continued to maintain a highly accommodative monetary policy and indicated that this policy would remain in effect for a considerable time after the completion of its asset purchase program. In this regard, the Federal Reserve concluded its asset purchase program in October 2014. The further reduction of its asset purchases was in response to improving labor market and other economic indicators. The Federal Reserve noted that its sizable holdings of longer-term government securities should maintain downward pressure on longer-term interest rates, thereby supporting housing markets and fostering accommodative financial conditions. During 2014, the yield curve flattened considerably as expectations for future inflation and global expansion moderated. The Federal Reserve continues to forecast economic growth strengthening from current levels with appropriate policy accommodation, a gradual decline in unemployment, and the expectation of gradually increasing inflation over the longer-term. The market expectation is for the Federal Reserve to begin tightening its monetary policy at a measured pace during the second half of 2015 and for the yield curve to remain flat as future inflation expectation is contained by low commodity prices and global economic weakness. The precise timing of the Federal Reserve beginning to tighten its monetary policy remains uncertain.
Financial Performance
We demonstrated improved financial performance in 2014 by generating solid earnings growth, growing loans and deposits, and maintaining expense discipline. We also experienced a significant improvement in asset quality during the year, which helped to offset the negative impact of the sustained low rate environment on revenues. These favorable developments helped enable us to double the capital return for our shareholders by increasing our dividend and buying back more shares. Separately, we addressed several outstanding legacy mortgage-related matters, including a fourth quarter legal provision to increase legal reserves and complete the resolution of a specific matter.
Our net income available to common shareholders totaled $1.7 billion for 2014, an increase of 33% compared to 2013, with diluted earnings per average common share of $3.23, up 34% from the prior year. Our core earnings growth during 2014 reflected our focus on expanding client relationships and executing our core strategies. Coming into 2014, we faced several meaningful revenue headwinds, namely the end of elevated mortgage refinance activity and the ongoing impact of the prolonged low rate environment on net interest margin. However, we remained focused on the commitments that we made to our stakeholders, and we delivered on those goals.
Noteworthy 2014 items included:

•	We delivered 33% earnings growth;

•	Noninterest expense decreased $288 million compared to the prior year;

•	We delivered on our announced 2014 efficiency ratio commitment, with an adjusted tangible efficiency ratio below 64%;

•	Average total loans increased 7% compared to the prior year, driven by growth in C&I, CRE, and consumer loans;

•	Average consumer and commercial deposits increased 4% compared to the prior year, with the favorable mix shift toward lower-cost deposits continuing;

•
We maintained strong capital ratios that continue to be well above regulatory requirements, with our Basel I Tier 1 common and estimated, fully phased-in Basel III CET 1 ratios at 9.60% and 9.69%, respectively;

•	We repurchased $458 million of common shares and issued $500 million of preferred stock;

•	Tangible book value per share was $29.82, up 10% from the prior year;

•	Asset quality continued to improve as NPLs declined 35% from the prior year and totaled 0.48% of total loans;

•	Net charge-offs were down $233 million, or 34%, compared to 2013, representing 0.34% of average loans, down 21 basis points from the prior year;

•	Our LCR is already above the January 1, 2016 requirement of 90%;

•	We resolved many legacy mortgage-related issues; and

•	Our ROA and ROTCE improved by 19 and 208 basis points compared to the prior year, to 0.97% and 11.33%, respectively.

Our 2014 and 2013 results included several matters of a non-core nature that were separately disclosed in Forms 8-K. A summary of the Form 8-K and other legacy mortgage-related items that impacted our current and prior years' results are presented in Table 1. When excluding these items from each year's results, our diluted earnings per common share increased 18% during 2014, compared to 2013. Refer to Table 34, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional detail and the resulting impacts of Form 8-K and other legacy mortgage-related items on our financial results.

	Table 1

	Year Ended December 31
(Dollars in millions, except per share amounts)	2014	2013
Net income available to common shareholders	$1,722	$1,297
Form 8-K and other legacy mortgage-related items impacting the periods:
Charges for legacy mortgage-related matters	324	482
Gain on sale of RidgeWorth	(105)	—
Tax benefit related to above items	(82)	(190)
Tax benefit related to completion of tax authority examination	(130)	—
Net tax benefit related to subsidiary reorganization and other	—	(113)
Adjusted net income available to common shareholders	$1,729	$1,476

Net income per average common share, diluted	$3.23	$2.41
Adjusted net income per average common share, diluted	$3.24	$2.74

Total revenue increased $111 million during 2014 compared to the prior year. Total adjusted revenue decreased $57 million during the year, compared to 2013. The slight decrease was primarily driven by foregone RidgeWorth revenue and significantly lower mortgage production income resulting from a 45% decline in production volume due to lower refinance activity. Largely offsetting these reductions were higher investment banking, mortgage servicing, and retail investment services income, as well as gains on the sale of mortgage LHFS. Net interest income for 2014 was relatively flat compared to 2013, as strong loan growth offset a 17 basis point decline in net interest margin. Looking forward, we expect net interest margin in the first quarter of 2015 to decline from the fourth quarter 2014 level, driven primarily by lower commercial loan swap income. We will continue to carefully manage the usage and sensitivity of our balance sheet in light of the continued low interest rate environment, while also being cognizant of controlling interest rate risk in advance of what we expect will eventually be higher interest rates. See additional discussion related to revenue, noninterest income, and net interest income and margin in the "Noninterest Income" and "Net Interest Income/Margin" sections of this MD&A. Also in this MD&A, see Table 25, "Net Interest Income Asset Sensitivity," for an analysis of potential changes in net interest income due to instantaneous moves in benchmark interest rates, as well as Table 34, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," for reconciliations of adjusted diluted net income per average common share and total adjusted revenue.
We met our commitment to reduce our expense base from 2013, as noninterest expense decreased $288 million, or 5%, and adjusted noninterest expense decreased $193 million, or 4%, compared to the prior year. These reductions reflect a combination of our efficiency efforts, lower cyclical costs, and the sale of RidgeWorth, partially offset by higher incentive compensation due to improved business performance in 2014, as well as our investments in key growth areas. As we look to 2015, we do not expect core expenses to decline from the 2014 level; however, we will have to maintain strong expense discipline in what will continue to be a challenging revenue environment. See additional discussion related to noninterest expense in the "Noninterest Expense" section of this MD&A. Also see Table 34, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for a reconciliation of adjusted noninterest expense.
During 2014, our efficiency ratio improved to 66.7% from 71.2% in 2013. Our tangible efficiency and adjusted tangible efficiency ratios also improved during 2014 to 66.4% and 63.3%, compared to 70.9% and 65.3% in the prior year, respectively, despite the significant headwinds from lower mortgage volumes and declining net interest margin. We achieved our adjusted tangible efficiency ratio target of less than 64% for 2014, and for 2015, our goal is for our tangible efficiency ratio to be slightly below 63%. Further progress in 2015 will be much more challenging than 2014 for the following reasons: (1) we are expecting commercial loan swap income to decline by $185 million, which represents an approximate 150-basis-point headwind to our efficiency ratio; (2) our core expenses have declined significantly over the past few years and we do not anticipate further declines; and (3) having achieved a better than projected result in 2014, we are starting from a lower base. Irrespective of the short-term trajectory, we remain firmly committed to delivering further efficiency improvement in 2015, even if modest, to stay on track to achieve our primary long-term target of below 60%. See Table 34, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding, and reconciliations of, our tangible and adjusted tangible efficiency ratios.
Our asset quality exhibited meaningful improvement during 2014. Total NPLs declined 35% compared to December 31, 2013, primarily reflecting reductions in our residential loan portfolio. This significant reduction in the NPL portfolio was achieved in conjunction with the net charge-off ratio declining 21 basis points to 0.34% during 2014, with both measures reaching new multi-year lows. Over the near term, we expect further, though moderating, declines in NPLs, primarily in the residential portfolio. Reductions in OREO also continued, declining 42% from 2013 to $99 million, the lowest level since 2006. Early stage delinquencies, a leading indicator of asset quality, particularly for consumer loans, improved during the year, both in total and when excluding government-guaranteed loan delinquencies. While improving economic conditions have played a role in our strong asset quality performance, it is also the result of significant actions we have taken over the past several years to de-risk our balance sheet and improve the quality of our production.
At December 31, 2014, the ALLL balance equaled 1.46% of total loans, a decline of 14 basis points compared to December 31, 2013. The provision for loan losses decreased $210 million, or 38%, compared to 2013. The decline in the provision for loan losses was largely attributable to improvements in credit quality trends, particularly in our residential and CRE portfolios, and lower net charge-offs during the year. Assuming that the loan loss provision remains relatively stable to down slightly and loan growth continues, we expect the ALLL to period-end loans ratio to gradually trend down. See additional discussion of credit and asset quality in the “Loans,”

“Allowance for Credit Losses,” and “Nonperforming Assets,” sections of this MD&A.
During 2014, our average loans increased $8.2 billion, or 7%, compared to the prior year, driven by our C&I, CRE, and consumer portfolios, partially offset by strategic declines in our government-guaranteed residential mortgage portfolio. Period-end loans increased at a lower rate of 4%, or $5.2 billion, compared to the prior year, as we completed approximately $4 billion of loan sales in 2014. Our solid loan production performance reflects our execution of certain growth initiatives along with generally improving economic conditions in our markets. We have built positive and broad-based momentum across our lending platforms and are focused on ensuring our deposit growth is supportive of our lending initiatives. See additional loan discussion in the “Loans,” “Nonperforming Assets,” and "Net Interest Income/Margin" sections of this MD&A.
Average consumer and commercial deposits increased 4% during 2014, driven by improved and broad-based growth in lower cost deposits across all of our business segments, partially offset by declines in time deposits due to maturities. Additionally, rates paid on these deposits declined five basis points compared to the prior year. See additional discussion on our deposits in the "Net Interest Income/Margin" and "Deposits" sections of this MD&A.

Capital and Liquidity
During 2014, we repurchased approximately $458 million of our outstanding common stock, which included $328 million under our 2013 and 2014 capital plans, as well as $130 million after recognition of a tax benefit related to the completion of a tax authority examination. Additionally, thus far during the first quarter of 2015, we repurchased $50 million of our outstanding common stock at market value and we expect to repurchase between $60 million and $70 million of additional outstanding common stock through the end of the first quarter of 2015, which would complete our share repurchases under our 2014 capital plan. We have submitted our 2015 capital plan in conjunction with the 2015 CCAR cycle.
Our book value and tangible book value per share increased 8% and 10%, respectively, compared to the prior year due primarily to growth in retained earnings. Additionally, we increased our quarterly common stock dividend by $0.10 per common share effective in the second quarter of 2014, which resulted in dividends for 2014 of $0.70 per common share, an increase from $0.35 per common share in 2013. See additional details related to our capital actions in the “Capital Resources” section of this MD&A.
The Federal Reserve's final rules related to capital adequacy requirements to implement the BCBS's Basel III framework for financial institutions in the U.S. became effective for us on January 1, 2015. Based on our analysis of the requirements, we estimate our Basel III CET 1 ratio at December 31, 2014, on a fully phased-in basis, to be approximately 9.69%, which is well above the regulatory requirement prescribed by the final rules. See Table 34, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures" in this MD&A for a reconciliation of the current Basel I ratio to the estimated Basel III ratio. In November 2014, we issued $500 million of perpetual preferred stock as part of a longer-term process to optimize the mix between common and non-common Tier 1 capital.
Separately, our LCR at December 31, 2014 exceeds the January 1, 2016, 90% requirement. The cumulative actions we have taken to improve our risk and earnings profile, combined with our strong capital and liquidity levels, should help us to further increase capital returns to shareholders. See additional discussion of our capital and liquidity position in the "Capital Resources" and "Liquidity Risk Management" sections of this MD&A.

Business Segments Highlights
Consumer Banking and Private Wealth Management
Consumer Banking and Private Wealth Management net income was up 7% compared to 2013, driven by higher revenue and a lower provision for credit losses, partially offset by higher expenses. Total revenue increased 2% compared to 2013, driven primarily by growth in wealth management-related fees. This reflects our increased investments in people, tools, and technology to drive higher revenue growth across our affluent and high net worth client segments. These investments were also the primary drivers of the growth in expenses compared to 2013. We believe our results in this business demonstrate good execution of the core strategic initiatives we have outlined in the past, which include improving wealth-management related income, enhancing the growth and returns of our consumer lending portfolio, and making critical investments in talent and technology. For 2015, we are focused on continuing our core revenue momentum; however, expense discipline will also remain important, as we continue to balance cost reduction opportunities with selective investments for growth.
Wholesale Banking
Wholesale Banking remains a key growth engine for us, and we gained momentum in that business in 2014. For the year, average client deposits increased 10% and capital markets-related fees were up 9%. Net income also increased compared to 2013, driven by solid revenue growth and a lower provision for credit losses. Fees were up modestly, as lower trading and leasing income, combined with the exit of a legacy affordable housing partnership, were more than offset by double-digit growth in investment banking income. Our investment banking performance in 2014 reflects broad-based growth, with record or near-record results across debt and equity capital markets, as well as in mergers and acquisitions advisory services. The success of our platform reflects our continued investment in talent to expand and diversify our capabilities. We are confident that Wholesale Banking is poised for further growth in 2015.

Mortgage Banking
Over the past year, our core Mortgage business demonstrated steady improvement. This progress was driven by our efforts to normalize our cost base and improve our risk profile. Through these efforts, we are now able to more firmly focus on the core strategies in place to meet more client needs, drive higher revenue, and deliver incremental efficiency improvement. Mortgage Banking's core profitability for full year 2014 was driven primarily by a 30% reduction in noninterest expense compared to the prior year. Our 2014 efficiency ratio improved significantly from 2013 to 102%, and excluding the $324 million of Form 8-K and other legacy mortgage-related items presented in Table 1 and Table 34, the efficiency ratio declined to below 75% for 2014. Revenue declined modestly, as growth in net interest income was more than offset by a decline in fee income. Core mortgage production income declined approximately 50% compared to the prior year; however, mortgage servicing income more than doubled, driven mainly by lower prepayments in the servicing portfolio and increased service fees resulting from servicing portfolio acquisitions in 2014.

Additional information related to our segments can be found in Note 20, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-K, and further discussion of segment results for 2014 and 2013 can be found in the
"Business Segment Results" section of this MD&A.

Consolidated Daily Average Balances, Income/Expense, and Average Yields Earned/Rates Paid								Table 2

	2014			2013			2012
(Dollars in millions; yields on taxable-equivalent basis)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans: [1]
C&I - FTE [2]	$61,181	$2,184	3.57%	$54,788	$2,181	3.98%	$51,228	$2,329	4.55%
CRE	6,150	177	2.88	4,513	146	3.24	4,517	165	3.65
Commercial construction	1,078	35	3.28	701	24	3.46	816	31	3.79
Residential mortgages - guaranteed	1,890	70	3.68	3,708	106	2.85	5,589	165	2.96
Residential mortgages - nonguaranteed	23,691	944	3.99	23,007	958	4.17	22,621	1,023	4.52
Home equity products	14,329	512	3.57	14,474	525	3.63	14,962	551	3.68
Residential construction	457	21	4.64	549	27	4.91	692	36	5.17
Guaranteed student loans	5,375	197	3.66	5,426	207	3.82	6,863	265	3.87
Other consumer direct	3,635	153	4.22	2,535	111	4.37	2,226	97	4.34
Indirect	11,459	366	3.19	11,072	377	3.41	10,468	403	3.85
Credit cards	772	75	9.64	646	62	9.66	567	57	10.06
Nonaccrual [3]	857	22	2.59	1,238	33	2.63	2,344	31	1.32
Total loans - FTE	130,874	4,756	3.63	122,657	4,757	3.88	122,893	5,153	4.19
Securities AFS:
Taxable	23,779	603	2.54	22,383	569	2.54	21,875	640	2.93
Tax-exempt - FTE [2]	245	13	5.26	258	13	5.18	368	20	5.33
Total securities AFS - FTE	24,024	616	2.56	22,641	582	2.57	22,243	660	2.97
Fed funds sold and securities borrowed or purchased under agreements to resell	1,067	—	—	1,024	—	0.02	897	—	0.04
LHFS	2,085	78	3.75	3,096	107	3.44	3,267	112	3.41
Interest-bearing deposits	31	—	0.08	21	—	0.09	22	—	0.21
Interest earning trading assets	4,108	76	1.86	4,289	69	1.61	4,157	65	1.55
Total earning assets	162,189	5,526	3.41	153,728	5,515	3.59	153,479	5,990	3.90
ALLL	(1,995)			(2,121)			(2,295)
Cash and due from banks	5,773			4,530			5,482
Other assets	14,674			14,287			14,854
Noninterest earning trading assets and derivatives	1,255			1,660			2,184
Unrealized gains on securities available for sale, net	280			413			2,430
Total assets	$182,176			$172,497			$176,134
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$28,879	$22	0.08%	$26,083	$17	0.07%	$22,155	$23	0.09%
Money market accounts	44,813	66	0.15	42,655	54	0.13	42,101	88	0.21
Savings	6,076	2	0.04	5,740	3	0.05	5,113	5	0.10
Consumer time	7,539	66	0.88	9,018	102	1.13	10,597	145	1.37
Other time	4,294	46	1.06	4,937	64	1.29	5,954	91	1.52
Total interest-bearing consumer and commercial deposits	91,601	202	0.22	88,433	240	0.27	88,920	352	0.40
Brokered time deposits	1,584	33	2.08	2,030	51	2.49	2,204	77	3.42
Foreign deposits	146	—	0.12	35	—	0.13	51	—	0.17
Total interest-bearing deposits	93,331	235	0.25	90,498	291	0.32	91,175	429	0.47
Funds purchased	931	1	0.09	639	1	0.10	798	1	0.11
Securities sold under agreements to repurchase	2,202	3	0.14	1,857	3	0.14	1,602	3	0.18
Interest-bearing trading liabilities	806	21	2.65	705	17	2.45	676	15	2.24
Other short-term borrowings	6,135	14	0.23	4,953	13	0.26	6,952	18	0.27
Long-term debt	12,359	270	2.19	9,872	210	2.12	11,806	299	2.53
Total interest-bearing liabilities	115,764	544	0.47	108,524	535	0.49	113,009	765	0.68
Noninterest-bearing deposits	40,411			38,643			37,329
Other liabilities	3,473			3,602			4,348
Noninterest-bearing trading liabilities and derivatives	358			561			953
Shareholders’ equity	22,170			21,167			20,495
Total liabilities and shareholders’ equity	$182,176			$172,497			$176,134
Interest rate spread			2.94%			3.10%			3.22%
Net interest income - FTE [4]		$4,982			$4,980			$5,225
Net interest margin [5]			3.07%			3.24%			3.40%

1 Interest income includes loan fees of $196 million, $153 million, and $112 million for the years ended December 31, 2014, 2013, and 2012, respectively.
2 Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $142 million, $127 million, and $123 million for the years ended December 31, 2014, 2013, and 2012, respectively.
3 Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
4 Derivative instruments employed to manage our interest rate sensitivity increased net interest income $419 million, $444 million, and $528 million for the years ended December 31, 2014, 2013, and 2012, respectively.
5 The net interest margin is calculated by dividing net interest income – FTE by average total earning assets.

Analysis of Changes in Net Interest Income [1]						Table 3
	2014 Compared to 2013			2013 Compared to 2012
(Dollars in millions on a taxable-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Increase/(Decrease) in Interest Income
Loans:
C&I - FTE [2]	$241	($238)	$3	$155	($303)	($148)
CRE	49	(18)	31	—	(19)	(19)
Commercial construction	12	(1)	11	(4)	(3)	(7)
Residential mortgages - guaranteed	(61)	25	(36)	(53)	(6)	(59)
Residential mortgages - nonguaranteed	28	(42)	(14)	17	(82)	(65)
Home equity products	(5)	(8)	(13)	(18)	(8)	(26)
Residential construction	(4)	(2)	(6)	(7)	(2)	(9)
Guaranteed student loans	(2)	(8)	(10)	(55)	(3)	(58)
Other consumer direct	46	(4)	42	13	1	14
Indirect	13	(24)	(11)	22	(48)	(26)
Credit cards	13	—	13	7	(2)	5
Nonaccrual	(10)	(1)	(11)	(19)	21	2
Securities AFS:
Taxable	34	—	34	15	(86)	(71)
Tax-exempt - FTE [2]	—	—	—	(6)	(1)	(7)
LHFS	(38)	9	(29)	(6)	1	(5)
Interest earning trading assets	(3)	10	7	2	2	4
Total increase/(decrease) in interest income - FTE	313	(302)	11	63	(538)	(475)

Increase/(Decrease) in Interest Expense
NOW accounts	2	3	5	1	(7)	(6)
Money market accounts	4	8	12	1	(35)	(34)
Savings	—	(1)	(1)	1	(3)	(2)
Consumer time	(15)	(21)	(36)	(20)	(23)	(43)
Other time	(8)	(10)	(18)	(14)	(13)	(27)
Brokered time deposits	(10)	(8)	(18)	(6)	(20)	(26)
Interest-bearing trading liabilities	3	1	4	1	1	2
Other short-term borrowings	3	(2)	1	(5)	—	(5)
Long-term debt	53	7	60	(45)	(44)	(89)
Total increase/(decrease) in interest expense	32	(23)	9	(86)	(144)	(230)
Net increase/(decrease) in net interest income - FTE	$281	($279)	$2	$149	($394)	($245)
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
Net Interest Income/Margin
Net interest income on a FTE basis was virtually unchanged at $5.0 billion during both 2014 and 2013. Compared to 2013, net interest margin decreased 17 basis points to 3.07%, primarily due to an 18 basis point decline in average earning asset yields. The earning asset yield decline was primarily driven by lower loan yields, partially offset by improved yields in LHFS and trading assets. Partially offsetting the decline in earning asset yield was a two basis point reduction in interest bearing liability costs driven by lower rates paid on interest-bearing deposits.
Average earning assets increased $8.5 billion, or 6%, for the year ended December 31, 2014 compared to 2013, primarily driven by an $8.2 billion, or 7%, increase in average loans and a $1.4 billion, or 6%, increase in average securities AFS. The increase in average loans was broad-based across most loan categories, primarily driven by targeted growth in the C&I and CRE loan categories, and other consumer direct loans. These increases were partially offset by a decline in guaranteed residential mortgages. The decrease in government-guaranteed loans was primarily due to the sale of $2.3 billion of guaranteed residential mortgages. Average nonaccrual loans declined 31%, driven by the ongoing resolution of nonperforming loans. Refer to the "Loans" section in this MD&A for additional details on our loan sales and transfers during the year.
Yields on average earning assets declined 18 basis points to 3.41% for the year ended December 31, 2014 compared to the prior year, primarily driven by a 25 basis point decline in loan yields. The decrease in the yield on average loans was driven by broad-based declines across the loan portfolio. Partially offsetting the decline in loan yields was a 31 basis point increase on LHFS, as well as higher margin-related loan fees. Compared to the prior year, average rates paid on interest-bearing liabilities declined two basis points for the year ended December 31, 2014, primarily due to a five basis point decrease in rates paid on interest-bearing consumer and commercial deposits driven by the shift from time deposits to lower-cost deposit products, as well as a reduction in rates paid on time deposits as maturing CDs renew at lower rates.
We utilize interest rate swaps to manage interest rate risk. These instruments are primarily pay variable-receive fixed interest rate swaps that convert a portion of our commercial loan portfolio from floating rates, based on LIBOR, to fixed rates. At December 31, 2014, the outstanding notional balance of active swaps that qualified as cash flow hedges on variable rate commercial loans was $15.4 billion, compared to active swaps of $17.3 billion at December 31, 2013.
In addition to the income recognized from active swaps, we also continue to recognize interest income over the original hedge period resulting from terminated or de-designated swaps that were previously designated as cash flow hedges on variable rate commercial loans. Interest income from our commercial loan swaps decreased to $387 million during 2014, compared to $417 million during 2013. The decline was primarily due to a decline in income from the maturity of $4.2 billion of active swaps during 2014 and $3.3 billion of previously terminated swaps that reached their original maturity date during 2014. As we manage our interest rate risk we may continue to purchase additional and/or terminate existing interest rate swaps.
Remaining swaps on commercial loans have maturities through 2019. The average maturity of our active swaps at December 31, 2014 was 1.9 years. We will continue to carefully manage the usage and sensitivity of our balance sheet in light of the continued low interest rate environment, while also being cognizant of controlling interest rate risk in advance of what we expect will eventually be higher interest rates. See Table 25, "Net Interest Income Asset Sensitivity," in this MD&A for an analysis of potential changes in net interest income due to instantaneous moves in benchmark interest rates.
The commercial loan swaps have a fixed rate of interest that is received, while the rate paid is based on LIBOR. The weighted average rate on the receive-fixed rate leg of the commercial loan swap portfolio at December 31, 2014 is 1.36%. Estimated income from these swaps is included in Table 4 and is based on the assumption of unchanged LIBOR rates relative to December 31, 2014, which may be different than our assumption for future interest rates. Actual income from these swaps may vary from estimates.

		Table 4

	Ending Notional Balance of Swaps (in billions)	Estimated Net Interest Income Related to Swaps (in millions) [1]
First Quarter 2015	$14.0	$52
Second Quarter 2015	15.5	52
Third Quarter 2015	15.1	50
Fourth Quarter 2015	15.0	49
1 Includes estimated interest income related to active, terminated/de-designated, and forward-starting swaps. See Note 17, "Derivative Financial Instruments," to the Consolidated Financial Statements in this Form 10-K for additional swap information.

Compared to the year ended December 31, 2013, average interest-bearing liabilities increased $7.2 billion, or 7%, primarily due to increases in average lower-cost deposits, average long-term debt, and average other short-term borrowings for the year ended December 31, 2014. These increases were partially offset by a decrease in average time deposits. The increase in average long-term debt was primarily attributable to an increase in senior unsecured debt issuances given average loan growth exceeded average deposit growth in 2014. The $1.2 billion, or 24%, increase in average other short-term borrowings was primarily due to increased FHLB borrowings during the current year. See additional information regarding other short-term borrowings and long-term debt in Note 11, "Borrowings and Contractual Commitments," to the Consolidated Financial Statements in this Form 10-K and the "Borrowings" section in this MD&A.
The two basis point reduction in rates paid on average interest-bearing liabilities at December 31, 2014 was primarily due to a five basis point decline in rates paid on interest-bearing consumer and commercial deposits, partially offset by a seven basis point increase in rates paid on long-term debt primarily attributable to the aforementioned issuances. The decline in the average rate paid on interest-bearing deposits was a result of the improved mix driven by the shift from time deposits to lower-cost deposit products, as well as a reduction in rates paid on time deposits as higher rate CDs matured.
During 2014, net interest margin declined more than anticipated at the beginning of the year, as Wholesale Banking loan growth was stronger than expected, commercial loan yields continued to decline, and the yield curve flattened. See Table 2, "Consolidated Daily Average Balances, Income/Expense, and Average Yields Earned/Rates Paid," in this MD&A for additional details that impacted our net interest income/margin.
Looking forward, we expect net interest margin to decline in the first quarter of 2015 by approximately seven to nine basis points from the fourth quarter 2014 level, driven primarily by lower commercial loan swap income. In addition, all things being equal, we expect net interest income will decline from the fourth quarter of 2014 to the first quarter of 2015 given lower commercial loan swap income and two fewer days.
Foregone Interest
Foregone interest income from NPLs reduced the net interest margin by two basis points during 2014, compared to a reduction of three basis points during 2013, as average nonaccrual loans decreased during the year ended December 31, 2014. See additional discussion of our expectations of future credit quality in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A. In addition, Table 2 of this MD&A contains more detailed information concerning average balances, yields earned, and rates paid.

NONINTEREST INCOME
			Table 5
	Year Ended December 31
(Dollars in millions)	2014	2013	2012
Service charges on deposit accounts	$645	$657	$676
Other charges and fees	368	369	402
Card fees	320	310	316
Trust and investment management income	423	518	512
Retail investment services	297	267	241
Investment banking income	404	356	342
Trading income	182	182	211
Mortgage production related income	201	314	343
Mortgage servicing related income	196	87	260
Gain on sale of subsidiary	105	—	—
Net securities (losses)/gains	(15)	2	1,974
Other noninterest income	197	152	96
Total noninterest income	$3,323	$3,214	$5,373

Adjusted noninterest income [1]	$3,218	$3,277	$3,898
1 See Table 34 in this MD&A for a reconcilement of Non-U.S. GAAP measures and additional information.
The increase in noninterest income from the prior year was primarily driven by an increase in mortgage servicing income and the gain on sale of RidgeWorth during the second quarter of 2014. Additionally, increases in capital markets-related income, retail investment services income, card fee income, gains on the sale of government-guaranteed residential mortgages, and structured leasing revenue also contributed to the improved noninterest income. These increases in income were partially offset by declines in mortgage production income and foregone RidgeWorth-related revenue. For additional information related to the sale of RidgeWorth, see Note 2, "Acquisitions/Dispositions," to the Consolidated Financial Statements in this Form 10-K.
Trust and investment management income decreased $95 million, or 18%, from the prior year due to $102 million of foregone RidgeWorth-related revenue as a result of the sale, partially offset by growth in private wealth management income. Retail investment services income increased $30 million, or 11%, compared to the prior year as a result of our ongoing focus on meeting more clients’ savings and investment needs.
Investment banking income increased $48 million, or 13%, from the prior year primarily due to higher client activity across most origination and advisory product categories, including syndicated finance, mergers and acquisitions, and equity offerings.
Mortgage production related income decreased $113 million, or 36%, compared to the prior year resulting from a

45% decline in production volume due to lower refinance activity, as well as a decline in gain on sale margins. Partially offsetting the production volume related decrease, was a $102 million decline in the mortgage repurchase provision largely due to the settlement of GSE repurchase claims in 2013. For additional information on the mortgage repurchase reserve, see Note 16, "Guarantees," to the Consolidated Financial Statements in this Form 10-K and the "Critical Accounting Policies" section in this MD&A. Additionally, see Part I, Item 1A, "Risk Factors," in this Form 10-K for further information regarding the Company's potential for additional liability.
Mortgage servicing related income increased $109 million compared to the prior year primarily due to a decline in loan prepayments, resulting in lower decay, and improved net MSR hedge performance. Additionally, servicing fees increased due to an increase in the loans serviced for others portfolio, partially resulting from the acquisition of MSRs during 2014, which increased the loans serviced for others portfolio to $115.5 billion at December 31, 2014 compared to $106.8 billion at December 31, 2013.
Other noninterest income increased $45 million, or 30%, compared to the prior year primarily due to higher gains on the sale of mortgage loans in 2014, partially offset by higher impairment charges related to aircraft leases. Additionally, during the current year, $15 million of net securities losses were realized due to minor repositioning of the investment portfolio in response to market rates and LCR requirements.

NONINTEREST EXPENSE
			Table 6
	Year Ended December 31
(Dollars in millions)	2014	2013	2012
Employee compensation	$2,576	$2,488	$2,603
Employee benefits	386	413	474
Personnel expenses	2,962	2,901	3,077
Outside processing and software	741	746	710
Operating losses	441	503	277
Net occupancy expense	340	348	359
Regulatory assessments	142	181	233
Equipment expense	169	181	188
Marketing and customer development	134	135	184
Credit and collection services	91	264	239
Consulting and legal fees	72	73	165
Amortization	25	23	46
Other real estate (income)/expense	(4)	4	140
Net loss on debt extinguishment	—	—	16
Other noninterest expense [1]	430	472	650
Total noninterest expense	$5,543	$5,831	$6,284

Adjusted noninterest expense [2]	$5,219	$5,412	$6,150
1 Amortization expense related to qualified affordable housing investment costs is recognized in provision for income taxes for each of the periods presented as allowed by an accounting standard adopted in 2014. Prior to 2014, these amounts were recognized in other noninterest expense, and therefore, for comparative purposes, $49 million and $39 million of amortization expense has been reclassified to provision for income taxes for the years ended December 31, 2013 and 2012, respectively. See Note 1, "Significant Accounting Policies," to the Consolidated Financial Statements in this Form 10-K for additional information.
2 See Table 34 in this MD&A for a reconcilement of Non-U.S. GAAP measures and additional information.
Noninterest expense and adjusted noninterest expense decreased compared to the prior year, primarily due to our overall efficiency and expense management focus, lower cyclical costs, and the sale of RidgeWorth. We met our commitment to reduce our expense base from 2013, as adjusted noninterest expense was down nearly $200 million, or 4% year-over-year.
Personnel expenses increased $61 million, or 2%, compared to 2013, primarily driven by higher incentive compensation due to improved business performance in 2014, which is consistent with our pay-for-performance philosophy. Higher incentive compensation was partially offset by a decrease in employee benefits costs, including medical costs, driven by a decline in full-time equivalent employees. Full-time equivalent employees declined 6% compared to 2013, as a result of continued efficiency improvements in our branch staffing model, the implementation of several expense initiatives, and the sale of RidgeWorth. During 2014, we further reduced the number of branches by 3% compared to the prior year.
Operating losses decreased $62 million, or 12%, compared to 2013. The decrease was largely due to a reduction in mortgage-related expenses. See Table 34, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional detail and the resulting impact of Form 8-K and other legacy mortgage-related items.

Outside processing and software expense, net occupancy expense, and equipment expense all decreased during 2014 compared to 2013. These decreases were primarily due to our continued focus on cost containment and expense management.
Regulatory assessments decreased $39 million, or 22%, compared to 2013, primarily due to declines in our FDIC insurance premium, reflecting our improved risk profile.
Credit and collection services decreased $173 million compared to the prior year, largely due to the $96 million addition to the mortgage servicing advance allowance during the third quarter of 2013, resulting from an expanded review of our servicing advance practices, as well as lower cyclical costs. Going into 2015, we do not expect these cyclical costs to be a meaningful driver of change in our expense base.
Other noninterest expense decreased $42 million, or 9%, compared to the prior year, largely due to a decline in operating expenses associated with affordable housing assets that were sold during 2014 and real estate charges recognized in 2013 as we reassessed some of our corporate real estate leases and holdings. These declines were partially offset by higher severance costs and net charges incurred in 2014 related to the impairment of certain affordable housing assets designated for sale.

LOANS
Our disclosures about the credit quality of our loan portfolio and the related credit reserves (i) describe the nature of credit risk inherent in our loan portfolio, (ii) provide information on how we analyze and assess credit risk in arriving at an adequate and appropriate ALLL, and (iii) explain the changes in the ALLL and reasons for those changes.
We report our loan portfolio in three loan segments: commercial, residential, and consumer. Loans are assigned to these segments based upon the type of borrower, purpose, collateral, and/or our underlying credit management processes. Additionally, within each loan segment, we have identified loan types, which further disaggregate loans based upon common characteristics.
Commercial
The C&I loan type includes loans to fund business operations or activities, loans secured by owner-occupied properties, corporate credit cards, and other wholesale lending activities. CRE and commercial construction loan types include investor loans where repayment is largely dependent upon the operation, refinance, or sale of the underlying real estate. Commercial loans and construction loans secured by owner-occupied properties are classified as C&I loans, as the primary source of loan repayment for owner-occupied properties is business income and not real estate operations.
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
Consumer
The loan types comprising our consumer loan segment include government-guaranteed student loans, other direct loans (consisting primarily of direct auto loans, loans secured by negotiable collateral, unsecured loans and private student loans), indirect loans (consisting of loans secured by automobiles, boats, and recreational vehicles), and consumer credit cards.

The composition of our loan portfolio at December 31 is shown in Table 7:

Loan Portfolio by Types of Loans					Table 7
(Dollars in millions)	2014	2013	2012	2011	2010
Commercial loans:
C&I	$65,440	$57,974	$54,048	$49,538	$44,753
CRE	6,741	5,481	4,127	5,094	6,167
Commercial construction	1,211	855	713	1,240	2,568
Total commercial loans	73,392	64,310	58,888	55,872	53,488
Residential loans:
Residential mortgages - guaranteed	632	3,416	4,252	6,672	4,520
Residential mortgages - nonguaranteed [1]	23,443	24,412	23,389	23,243	23,959
Home equity products	14,264	14,809	14,805	15,765	16,751
Residential construction	436	553	753	980	1,291
Total residential loans	38,775	43,190	43,199	46,660	46,521
Consumer loans:
Guaranteed student loans	4,827	5,545	5,357	7,199	4,260
Other direct	4,573	2,829	2,396	2,059	1,722
Indirect	10,644	11,272	10,998	10,165	9,499
Credit cards	901	731	632	540	485
Total consumer loans	20,945	20,377	19,383	19,963	15,966
LHFI	$133,112	$127,877	$121,470	$122,495	$115,975
LHFS [2]	$3,232	$1,699	$3,399	$2,353	$3,501
1 Includes $272 million, $302 million, $379 million, $431 million, and $488 million of LHFI carried at fair value at December 31, 2014, 2013, 2012, 2011, and 2010, respectively.
2 Includes $1.9 billion, $1.4 billion, $3.2 billion, $2.1 billion, and $3.2 billion of LHFS carried at fair value at December 31, 2014, 2013, 2012, 2011, and 2010, respectively.

Selected Loan Maturity Data				Table 8
(Dollars in millions)	At December 31, 2014
	Total	1 year or less	1-5 years	After 5 years

Loan Maturity
C&I and CRE [1]	$66,863	$19,905	$40,953	$6,005
Commercial construction	1,211	191	944	76
Total	$68,074	$20,096	$41,897	$6,081
Interest Rate Sensitivity:
Selected loans with:
Predetermined interest rates			$4,872	$3,172
Floating or adjustable interest rates			37,025	2,909
Total			$41,897	$6,081
1 Excludes $4.6 billion in lease financing and $687 million in installment loans.

Table 9 shows our commercial lending exposure to select industries at December 31:

Funded Exposures by Selected Industries				Table 9
	2014		2013
(Dollars in millions)	Commercial loans	% of total commercial	Commercial loans	% of total commercial
Real Estate	$11,343	15%	$8,500	13%
Diversified Financials and Insurance	9,018	12	7,249	11
Consumer Products and Services	8,822	12	8,152	13
Health Care & Pharmaceuticals	6,329	9	5,995	9
Automotive	5,638	8	4,604	7
Energy and Utilities	5,393	7	3,971	6
Government	4,457	6	5,036	8
Retailing	4,132	6	3,715	6
Diversified Commercial Services and Supplies	3,759	5	3,460	5
Capital Goods	3,338	4	3,057	5
Media & Telecommunication Services	2,681	4	2,494	4
Transportation	2,317	3	1,896	3
Technology (Hardware & Software)	1,967	3	1,226	2
Religious Organizations/Non-Profits	1,959	3	1,899	3
Materials	1,934	3	1,860	3
Other Industries	305	—	1,196	2
Total commercial loans	$73,392	100%	$64,310	100%
We believe that our loan portfolio is well diversified by product, client, and geography. However, our loan portfolio may be exposed to concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, types of collateral, certain industries, certain loan products, or regions of the country. While the energy and utilities industry vertical is an important component of our overall CIB business, it only represents 4% of our total loan portfolio, with approximately 70% of the balance in the utilities and power, midstream, and downstream sectors, which are not as meaningfully impacted by commodity price volatility. As presented in Table 10, we have experienced a modest shift in our loans by geography since December 31, 2013. Specifically, the percentage of our commercial and consumer loans to clients outside of our regional banking footprint compared to our total loan portfolio increased, primarily resulting from loan growth in our CIB and National Consumer Lending businesses, which serve clients nationwide. See Note 6, “Loans,” to the Consolidated Financial Statements in this Form 10-K for more information. Table 10 shows the percentage breakdown of our LHFI portfolio by geographic region.

Loan Types by Geography						Table 10
	December 31, 2014
	Commercial		Residential		Consumer
(Dollars in millions)	Loans	% of total	Loans	% of total	Loans	% of total
Geography:
Florida	$12,333	17%	$10,152	26%	$3,651	17%
Georgia	9,221	13	5,955	15	1,579	8
Virginia	7,191	10	5,721	15	1,479	7
Tennessee	4,728	6	2,237	6	749	4
North Carolina	3,733	5	3,623	9	1,366	7
Maryland	3,903	5	3,952	10	1,304	6
South Carolina	1,441	2	1,855	5	431	2
District of Columbia	1,313	2	703	2	92	—
Total banking region	43,863	60	34,198	88	10,651	51
California, Illinois, Pennsylvania, Texas, New Jersey, New York	15,926	22	2,630	7	5,367	26
All other states	13,603	18	1,947	5	4,927	23
Total outside banking region	29,529	40	4,577	12	10,294	49
Total	$73,392	100%	$38,775	100%	$20,945	100%

	December 31, 2013
	Commercial		Residential		Consumer
(Dollars in millions)	Loans	% of total	Loans	% of total	Loans	% of total
Geography:
Florida	$12,003	19%	$10,770	25%	$3,683	18%
Georgia	8,175	13	6,210	14	1,539	8
Virginia	7,052	11	6,312	15	1,633	8
Tennessee	4,689	7	2,489	6	738	4
North Carolina	3,583	5	3,902	9	1,464	7
Maryland	3,431	5	4,097	9	1,402	7
South Carolina	1,122	2	2,023	5	412	2
District of Columbia	1,066	2	727	2	95	—
Total banking region	41,121	64	36,530	85	10,966	54
California, Illinois, Pennsylvania, Texas, New Jersey, New York	12,131	19	3,811	9	5,043	25
All other states	11,058	17	2,849	6	4,368	21
Total outside banking region	23,189	36	6,660	15	9,411	46
Total	$64,310	100%	$43,190	100%	$20,377	100%
Loans Held for Investment
LHFI totaled $133.1 billion at December 31, 2014, an increase of 4% from December 31, 2013. We continued to make progress in our loan portfolio diversification strategy, as we were successful in growing targeted commercial and consumer balances while reducing our exposure to certain residential real estate secured loans. Additionally, much of our success growing commercial and consumer loans has been driven by our national banking delivery channel, which provides us with additional geographic diversity. Overall economic indicators in our markets are improving, and organic loan production in C&I and other consumer loans has been solid. Average loans during 2014 totaled $130.9 billion, up $8.2 billion, while average performing loans increased $8.6 billion, or 7%, driven by broad-based growth across the commercial and consumer portfolios. See the "Net Interest Income/Margin" section of this MD&A for more information regarding average loan balances.
Commercial loans increased $9.1 billion, or 14%, during 2014 compared to December 31, 2013. C&I loans increased $7.5 billion, or 13%, from December 31, 2013, primarily driven by broad-based growth generated by our corporate and commercial banking businesses. The most notable increases were in the real estate and diversified financials and insurance industry sectors. The growth in C&I loans was partly offset by the transfer of $470 million of loans to LHFS in the fourth quarter of 2014. During 2014, CRE loans increased $1.3 billion, or 23%, compared to December 31, 2013 reflecting growth in our institutional and regional businesses, including the purchase of approximately $735 million in loans from third parties during 2014.
Residential loans decreased $4.4 billion, or 10%, during 2014 compared to December 31, 2013, primarily driven by a $2.8 billion, or 81%, decrease in government-guaranteed residential mortgages, a $969 million, or 4%, decrease in non-guaranteed residential mortgages, and a $545 million, or 4%, decrease in home equity products. The decrease in government-guaranteed loans was primarily due to the sale of $2.3 billion in government-guaranteed residential mortgages on a servicing retained basis, resulting in $60 million of pre-tax gains during 2014. The decrease in nonguaranteed residential mortgages was driven by payments and charge-offs, partly offset by new originations, and the sale of $207 million of accruing TDRs and NPLs to further enhance our asset quality position, resulting in a $6 million gain, as well as the sale of $253 million of performing nonguaranteed mortgages, resulting in an insignificant loss.
At December 31, 2014, 39% of our home equity products were in a first lien position and 61% were in a junior lien position. For home equity products in a junior lien position, we own or service 29% of the loans that are senior to the home equity product. Additionally, approximately 16% of the home equity line portfolio is due to convert to amortizing term loans by the end of 2015 and an additional 45% enter the conversion phase over following three years. Based on historical trends, within 12 months of the end of their draw period, approximately 77% of all accounts, and approximately 65% of accounts with a balance, are closed or refinanced into an amortizing loan or a new line of credit. We perform credit management activities to limit our loss exposure on home equity accounts. These activities may result in the suspension of available credit and curtailment of available draws of most home equity junior lien accounts when the first lien position is delinquent, including when the junior lien is still current. We monitor the delinquency status of first mortgages serviced by other parties. Additionally, we actively monitor refreshed credit bureau scores of borrowers with junior liens, as these scores are highly sensitive to first lien mortgage delinquency. At December 31, 2014 and 2013, our home equity junior lien loss severity was approximately 80% and 87%, respectively. The average borrower FICO score related to loans in our home equity portfolio was approximately 760 at both December 31, 2014 and 2013, and the average outstanding loan size was approximately $46,000 and $48,000 at December 31, 2014 and 2013, respectively.
Consumer loans increased $568 million, or 3%, during 2014 compared to December 31, 2013. The increase is attributable to the $1.7 billion, or 62%, increase in other direct loans, which was largely related to origination of high credit quality consumer loans through our LightStream online lending business, as well as other high credit quality home improvement loans. The increase in consumer loans was partially offset by the $718 million, or 13%, decrease in government-guaranteed student loans and the $628 million, or 6%, decrease in indirect loans during 2014 compared to December 31, 2013. The decrease in government-guaranteed student loans was due to paydowns and the sale of $335 million of these loans during the fourth quarter of 2014. Indirect loans decreased due to the sale of approximately $475 million of indirect auto loans and the transfer of approximately $600 million of indirect auto loans to LHFS in the fourth quarter of 2014, partially offset by growth in our portfolio. The net gain or loss on the sale and transfer of the indirect auto and student loans was immaterial.
Collectively, these loan sale transactions during the year, along with the loan transfers described below, were part of our strategy to optimize our balance sheet and improve returns. Going forward, we will continue to opportunistically evaluate loan sales to further this strategy.

Loans Held for Sale
LHFS increased $1.5 billion, or 90%, from December 31, 2013 to December 31, 2014, primarily reflecting the approximately $600 million of indirect auto loans and $470 million of C&I loans transferred from LHFI to LHFS as part of our strategy to optimize our balance sheet and improve returns. Also contributing to the increase in LHFS was an increase in mortgage loan volume towards the end of 2014 as the continued low interest rate environment drove higher production.
Asset Quality
The asset quality condition of our loan portfolio continued to trend favorably during 2014, driven by overall improvements in the economy, improved residential housing markets, resolution of existing NPAs, and lower levels of new NPLs. This was primarily driven by positive trends in our residential portfolios reflected in lower delinquencies, lower loss severities, and higher prices upon disposition of foreclosed assets. The overall improvement in asset quality is also the result of significant actions we have taken over the past several years to de-risk and diversify our balance sheet and improve the quality of new loan production.
NPLs decreased $337 million, or 35%, compared to December 31, 2013, largely driven by a reduction in residential mortgage NPLs. At December 31, 2014, the percentage of NPLs to total loans was 0.48%, down 28 basis points compared to December 31, 2013. We expect further, though moderating, declines in NPLs in the near term, primarily driven by improvements in the residential mortgage portfolios.
Net charge-offs were $445 million during 2014, compared to $678 million during 2013, a decrease of $233 million, or 34%, largely driven by declines in the commercial and residential categories, partially offset by a slight increase in indirect auto loan charge-offs within the consumer category. During 2014, the net charge-off ratio declined to 0.34%, compared to 0.55% during 2013. It is unlikely that we will be able to sustain the level of our current net charge-off ratio over the long-term, though we are not expecting a significant increase in 2015 relative to 2014. We expect net charge-offs in the residential portfolio to move modestly lower in the near-term. We do not expect further declines in commercial and consumer net charge-offs, which we believe are at or below normal levels.
Total early stage delinquencies decreased 10 basis points from December 31, 2013 to 0.64% of total loans at December 31, 2014. Early stage delinquencies, excluding government-guaranteed loans, improved six basis points from December 31, 2013 to 0.30% of total loans at December 31, 2014. At December 31, 2014, all loan classes, except residential construction and consumer indirect, showed improvement in early stage delinquencies compared to December 31, 2013.

ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the reserve for unfunded commitments. A rollforward of our allowance for credit losses and summarized credit loss experience is shown in Table 11. See Note 1, "Significant Accounting Policies," and Note 7, "Allowance for Credit

Losses," to the Consolidated Financial Statements in this Form 10-K, as well as the "Allowance for Credit Losses" section within "Critical Accounting Policies" in this MD&A for further information regarding our ALLL accounting policy, determination, and allocation.

Summary of Credit Losses Experience					Table 11
	Year Ended December 31
(Dollars in millions)	2014	2013	2012	2011	2010
Allowance for Credit Losses
Balance - beginning of period	$2,094	$2,219	$2,505	$3,032	$3,235
Allowance recorded upon VIE consolidation	—	—	—	—	1
Provision/(benefit) for unfunded commitments	4	5	(3)	(10)	(57)
Provision for loan losses:
Commercial loans	111	197	241	324	938
Residential loans	126	243	1,062	1,113	1,622
Consumer loans	101	108	95	86	148
Total provision for loan losses	338	548	1,398	1,523	2,708
Charge-offs:
Commercial loans	(128)	(219)	(457)	(803)	(1,087)
Residential loans	(344)	(531)	(1,316)	(1,275)	(1,736)
Consumer loans	(135)	(119)	(134)	(163)	(195)
Total charge-offs	(607)	(869)	(1,907)	(2,241)	(3,018)
Recoveries:
Commercial loans	57	66	154	140	99
Residential loans	65	87	31	18	20
Consumer loans	40	38	41	43	44
Total recoveries	162	191	226	201	163
Net charge-offs	(445)	(678)	(1,681)	(2,040)	(2,855)
Balance - end of period	$1,991	$2,094	$2,219	$2,505	$3,032
Components:
ALLL	$1,937	$2,044	$2,174	$2,457	$2,974
Unfunded commitments reserve [1]	54	50	45	48	58
Allowance for credit losses	$1,991	$2,094	$2,219	$2,505	$3,032
Average loans	$130,874	$122,657	$122,893	$116,308	$113,925
Period-end loans outstanding	133,112	127,877	121,470	122,495	115,975
Ratios:
ALLL to period-end loans [2,3]	1.46%	1.60%	1.80%	2.01%	2.58%
ALLL to NPLs [4]	307	212	142	85	73
ALLL to net charge-offs	4.35x	3.01x	1.29x	1.20x	1.04x
Net charge-offs to average loans	0.34%	0.55%	1.37%	1.75%	2.51%
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.
2 $272 million, $302 million, $379 million, $433 million, and $492 million of LHFI carried at fair value at December 31, 2014, 2013, 2012, 2011, and 2010, respectively, were excluded from period-end loans in the calculation, as no allowance is recorded for loans held at fair value. We believe that this presentation more appropriately reflects the relationship between the ALLL and loans that attract an allowance.
3 Excluding government-guaranteed loans of $5.5 billion, $9.0 billion, $9.6 billion, $13.9 billion, and $8.8 billion at December 31, 2014, 2013, 2012, 2011, and 2010, respectively, from period-end loans in the calculation results in ratios of 1.52%, 1.72%, 1.95%, 2.27%, and $2.79%, respectively.
4 $3 million, $7 million, $19 million, $25 million, and $28 million of NPLs carried at fair value at December 31, 2014, 2013, 2012, 2011, and 2010, respectively, were excluded from NPLs in the calculation.
Provision for Credit Losses
The total provision for credit losses includes the provision for loan losses and the provision for unfunded commitments. The provision for loan losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. During 2014, the provision for loan losses decreased $210 million, or 38%, compared to 2013. The decline in the provision for loan losses was largely attributable to improvements in credit quality trends, particularly in our residential and CRE portfolios, and lower net charge-offs during 2014 compared to 2013. The decrease was partially offset by the effects of loan growth in the commercial and consumer loan portfolios and an adjustment made in the fourth quarter of 2014 to account for the recent decline in oil prices.
We expect our provision for loan losses in 2015 to be relatively stable to down slightly from 2014, as continued improvement in asset quality may be partially offset by loan growth. However, the ultimate level of reserves and provision will continue to be determined by our quarterly review processes, which consider credit quality trends and risks associated with our LHFI portfolio, including historical loss experience, expected loss calculations, delinquencies, performing status, size and composition of the loan portfolio, and concentrations within the portfolio, combined with a view on economic conditions. Despite the improvement in many credit quality metrics, the ALLL level is also impacted by other indicators of credit risk associated with the portfolio, such as geopolitical risks and the increasing availability of credit and resultant higher levels of leverage for consumers and commercial borrowers. See "Critical Accounting Policies," in this Form 10-K for additional information related to ALLL.

ALLL and Reserve for Unfunded Commitments

Allowance for Loan and Lease Losses by Loan Segment					Table 12
	December 31
(Dollars in millions)	2014	2013	2012	2011	2010
ALLL:
Commercial loans	$986	$946	$902	$964	$1,303
Residential loans	777	930	1,131	1,354	1,498
Consumer loans	174	168	141	139	173
Total	$1,937	$2,044	$2,174	$2,457	$2,974
Segment ALLL as a % of total ALLL:
Commercial loans	51%	46%	41%	39%	44%
Residential loans	40	46	52	55	50
Consumer loans	9	8	7	6	6
Total	100%	100%	100%	100%	100%
Loan segment as a % of total loans:
Commercial loans	55%	50%	48%	46%	46%
Residential loans	29	34	36	38	40
Consumer loans	16	16	16	16	14
Total	100%	100%	100%	100%	100%
The ALLL decreased $107 million, or 5%, from December 31, 2013 to $1.9 billion at December 31, 2014. The decrease was primarily driven by credit quality improvement in the commercial and residential loan portfolios, partially offset by loan growth in the commercial loan portfolio and the aforementioned fourth quarter adjustment made to account for the recent decline in oil prices. The ALLL to period-end loans ratio decreased 14 basis points from December 31, 2013 to

1.46% at December 31, 2014, excluding LHFI carried at fair value from period-end loans in the calculation. The decrease reflects improvement in asset quality conditions, partially offset by loan growth in the year. We expect the ratio to gradually trend down in 2015. The ratio of the ALLL to total NPLs was 307% at December 31, 2014, compared to 212% at December 31, 2013 as the 2014 decrease in NPLs outpaced the decrease in ALLL.

NONPERFORMING ASSETS

The following table presents our NPAs at December 31:

					Table 13
(Dollars in millions)	2014	2013	2012	2011	2010
Nonaccrual/NPLs:
Commercial loans:
C&I	$151	$196	$194	$348	$584
CRE	21	39	66	288	342
Commercial construction	1	12	34	290	961
Total commercial NPLs	173	247	294	926	1,887
Residential loans:
Residential mortgages - nonguaranteed	254	441	775	1,392	1,543
Home equity products	174	210	341	338	355
Residential construction	27	61	112	220	290
Total residential NPLs	455	712	1,228	1,950	2,188
Consumer loans:
Other direct	6	5	6	7	10
Indirect	—	7	19	20	25
Total consumer NPLs	6	12	25	27	35
Total nonaccrual/NPLs	634	971	1,547	2,903	4,110
OREO [1]	99	170	264	479	596
Other repossessed assets	9	7	9	10	52
Nonperforming LHFS	38	17	37	—	—
Total NPAs	$780	$1,165	$1,857	$3,392	$4,758
Accruing loans past due 90 days or more	$1,057	$1,228	$782	$2,028	$1,565
Accruing LHFS past due 90 days or more	1	—	1	3	2
TDRs:
Accruing restructured loans	$2,592	$2,749	$2,501	$2,820	$2,613
Nonaccruing restructured loans [2]	273	391	639	802	1,005
Ratios:
NPLs to period-end loans	0.48%	0.76%	1.27%	2.37%	3.54%
NPAs to period-end loans, OREO, other repossessed assets, and nonperforming LHFS	0.59	0.91	1.52	2.76	4.08
1 Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets until the funds are received and the property is conveyed. The receivable amount related to proceeds due from FHA or the VA totaled $57 million, $88 million, $140 million, $132 million, and $195 million at December 31, 2014, 2013, 2012, 2011, and 2010, respectively.
2 Nonaccruing restructured loans are included in total nonaccrual/NPLs.

NPAs decreased $385 million, or 33%, during 2014 compared to 2013. The decrease was primarily attributable to a $337 million, or 35%, decrease in NPLs, and a $71 million, or 42% decline in OREO. All nonaccrual loan classes declined except other consumer direct loans, which remained relatively unchanged compared to 2013. Lower net charge-offs and foreclosures, together with improved loan performance and NPL sales, contributed to the decrease in NPLs. At December 31, 2014, our ratio of NPLs to total loans was 0.48%, down from 0.76% at December 31, 2013, reflecting the decrease in NPLs and the increase in total loans. We expect further, moderating decreases in NPLs during 2015, led by continuing improvements in residential housing market conditions.
Residential real estate related loans comprise a significant portion of our overall NPAs as a result of the devaluation of U.S. housing during the last economic recession. The amount of time necessary to obtain control of residential real estate collateral in certain states, primarily Florida, has remained elevated due to delays in the foreclosure process. These delays may continue to impact the resolution of real estate related loans within the NPA portfolio.
Nonaccrual loans, loans over 90 days past due and still accruing, and TDR loans, are problem loans or loans with potential weaknesses that are disclosed in the NPA table above. Loans with known potential credit problems that may not otherwise be disclosed in this table include accruing criticized commercial loans, which are disclosed along with additional credit quality information in Note 6, “Loans,” to the Consolidated Financial Statements in this Form 10-K. At December 31, 2014 and December 31, 2013, there were no known significant potential problem loans that are not otherwise disclosed.

Nonperforming Loans
Nonperforming commercial loans decreased $74 million, or 30%, from December 31, 2013 to $173 million at December 31, 2014.
Residential NPLs were the largest driver of the overall decrease in NPLs, down $257 million, or 36%, from December 31, 2013 to $455 million at December 31, 2014. The decrease was primarily driven by the normal net charge-off and foreclosure process, lower levels of new NPLs, and the aforementioned NPL sale.
Interest income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis. Interest income on commercial nonaccrual loans is not generally recognized until after the principal amount has been reduced to zero. We recognized $22 million and $33 million of interest income related to nonaccrual loans during 2014 and 2013, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $47 million and $73 million would have been recognized in 2014 and 2013, respectively.
Other Nonperforming Assets
OREO decreased $71 million, or 42%, during 2014 compared to 2013 as a result of net decreases of $42 million in residential homes, $16 million in commercial properties, and $13 million in residential construction related properties. Sales of OREO resulted in proceeds of $235 million and $356 million during 2014 and 2013, respectively, contributing to net gains on sales of OREO of $42 million and $69 million, respectively, inclusive of valuation reserves.
Gains and losses on the sale of OREO are recorded in other noninterest expense in the Consolidated Statements of Income. Sales of OREO and the related gains or losses are highly dependent on our disposition strategy and buyer opportunities. See Note 18, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-K for additional information.
Geographically, most of our OREO properties are located in Florida, Georgia, and North Carolina. Residential and commercial properties comprised 76% and 17%, respectively, of OREO at December 31, 2014; the remainder is related to land and other properties. Upon foreclosure, the values of these properties were reevaluated and, if necessary, written down to their then-current estimated value less estimated costs to sell. Any further decreases in values could result in additional losses on these properties as we periodically revalue them as further discussed in Note 18, "Fair Value Election and Measurement," to the Consolidated Financial Statements in this Form 10-K. We are actively managing and disposing of these foreclosed assets to minimize future losses.
Accruing loans past due 90 days or more included LHFI and LHFS and totaled $1.1 billion and $1.2 billion, at December 31, 2014 and 2013, respectively. Of these, 97% and 96% were government-guaranteed at December 31, 2014 and 2013, respectively. Accruing LHFI past due 90 days or more decreased by $171 million, or 14%, during 2014, primarily driven by a reduction in residential mortgages that are guaranteed by a federal agency.

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
Loans with modifications deemed to be economic concessions resulting from borrower financial difficulties are reported as TDRs. Accruing loans may retain accruing status at the time of restructure and the status is determined by, among other things, the nature of the restructure, the borrower's repayment history, and the borrower's repayment capacity. Nonaccruing loans that are modified and demonstrate a sustainable history of repayment performance, typically six months, in accordance with their modified terms are generally reclassified to accruing TDR status. Generally, once a residential loan becomes a TDR, we expect that the loan will continue to be reported as a TDR for its remaining life even after returning to accruing status unless the modified rates and terms at the time of modification were available in the market at the time of the modification, or if the loan is subsequently remodified at market rates. We note that some restructurings may not ultimately result in the complete collection of principal and interest (as modified by the terms of the restructuring), culminating in default, which could result in additional incremental losses. These potential incremental losses have been factored into our ALLL estimate. The level of re-defaults will likely be affected by future economic conditions. See Note 6, "Loans," to the Consolidated Financial Statements in this Form 10-K for more information.
Table 14 displays our residential real estate TDR portfolio by modification type and payment status. Guaranteed loans that have been repurchased from Ginnie Mae under an early buyout clause and subsequently modified have been excluded from the table. Such loans totaled approximately $49 million and $54 million at December 31, 2014 and 2013, respectively.

Selected Residential TDR Data						Table 14
	December 31, 2014
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent [1]	Total	Current	Delinquent [1]	Total
Rate reduction	$784	$69	$853	$16	$40	$56
Term extension	13	4	17	1	1	2
Rate reduction and term extension	1,251	103	1,354	30	68	98
Other [2]	173	11	184	12	26	38
Total	$2,221	$187	$2,408	$59	$135	$194

	December 31, 2013
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent [1]	Total	Current	Delinquent [1]	Total
Rate reduction	$692	$90	$782	$27	$50	$77
Term extension	17	4	21	1	6	7
Rate reduction and term extension	1,439	135	1,574	27	127	154
Other [2]	180	13	193	16	54	70
Total	$2,328	$242	$2,570	$71	$237	$308
1 TDRs considered delinquent for purposes of this table were those at least thirty days past due.
2 Primarily consists of extensions and deficiency notes.
At December 31, 2014, our total TDR portfolio was $2.9 billion and was composed of $2.6 billion, or 91%, of residential loans (predominantly first and second lien residential mortgages and home equity lines of credit), $129 million, or 5%, of commercial loans (predominantly income-producing properties), and $126 million, or 4%, of consumer loans.
Total TDRs decreased $275 million from December 31, 2013, partially driven by the sale of $149 million of residential mortgage TDRs in 2014. Accruing TDRs and nonaccruing TDRs decreased $157 million, or 6%, and $118 million, or 30%, from December 31, 2013, respectively.

Generally, interest income on restructured loans that have met sustained performance criteria and have been returned to accruing status is recognized according to the terms of the restructuring. Such recognized interest income was $118 million during both 2014 and 2013. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $153 million and $157 million during 2014 and 2013, respectively, would have been recognized.

SELECTED FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE
The following is a discussion of the more significant financial assets and financial liabilities that are currently carried at fair value on the Consolidated Balance Sheets at December 31, 2014 and 2013. For a complete discussion of our financial instruments carried at fair value and the methodologies used to estimate the fair values of our financial instruments, see Note 18, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-K.

Trading Assets and Liabilities and Derivatives		Table 15
	December 31
(Dollars in millions)	2014	2013
Trading Assets and Derivatives:
U.S. Treasury securities	$267	$219
Federal agency securities	547	426
U.S. states and political subdivisions	42	65
MBS - agency	545	323
CDO/CLO securities	3	57
ABS	—	6
Corporate and other debt securities	509	534
CP	327	29
Equity securities	45	109
Derivatives [1]	1,307	1,384
Trading loans [2]	2,610	1,888
Total trading assets and derivatives	$6,202	$5,040
Trading Liabilities and Derivatives:
U.S. Treasury securities	$485	$472
MBS - agency	1	—
Corporate and other debt securities	279	179
Equity securities	—	5
Derivatives [1]	462	525
Total trading liabilities and derivatives	$1,227	$1,181
1 Amounts include the impact of offsetting cash collateral received from and paid to the same derivative counterparties and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists.
2 Includes loans related to TRS.
Trading Assets and Liabilities and Derivatives
Trading assets and derivatives increased 23% compared to the prior year, as a result of normal changes in the trading portfolio product mix, primarily due to increases in trading loans, CP, and agency MBS. The increase was partially offset by decreases in equity securities and CDO/CLO securities. Trading liabilities and derivatives remained relatively unchanged compared to the prior year, as an increase in corporate and other debt securities was offset by a decrease in net derivative liabilities, resulting from normal business activity. See Note 17, "Derivative Financial Instruments," to the Consolidated Financial Statements in this Form 10-K for additional information on derivatives. For a discussion of market risk associated with our trading activities, refer to the "Market Risk Management—Market Risk from Trading Activities" section of this MD&A.

Securities Available for Sale				Table 16
	December 31, 2014
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$1,913	$9	$1	$1,921
Federal agency securities	471	15	2	484
U.S. states and political subdivisions	200	9	—	209
MBS - agency	22,573	558	83	23,048
MBS - private	122	2	1	123
ABS	19	2	—	21
Corporate and other debt securities	38	3	—	41
Other equity securities[1]	921	2	—	923
Total securities AFS	$26,257	$600	$87	$26,770
1 At December 31, 2014, other equity securities was comprised of the following: $376 million in FHLB of Atlanta stock, $402 million in Federal Reserve Bank of Atlanta stock, $138 million in mutual fund investments, and $7 million of other.

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
1 At December 31, 2013, other equity securities was comprised of the following: $336 million in FHLB of Atlanta stock, $402 million in Federal Reserve Bank of Atlanta stock, $103 million in mutual fund investments, and $1 million of other.

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
1 At December 31, 2012, other equity securities was comprised of the following: $229 million in FHLB of Atlanta stock, $402 million in Federal Reserve Bank of Atlanta stock, $69 million in mutual fund investments, and $2 million of other.

Maturity Distribution of Securities Available for Sale					Table 17
	December 31, 2014
(Dollars in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost [1]:
U.S. Treasury securities	$200	$1,217	$496	$—	$1,913
Federal agency securities	64	234	36	137	471
U.S. states and political subdivisions	43	34	101	22	200
MBS - agency	2,550	8,992	7,106	3,925	22,573
MBS - private	—	122	—	—	122
ABS	14	3	2	—	19
Corporate and other debt securities	5	33	—	—	38
Total debt securities	$2,876	$10,635	$7,741	$4,084	$25,336
Fair Value [1]:
U.S. Treasury securities	$203	$1,221	$497	$—	$1,921
Federal agency securities	64	244	38	138	484
U.S. states and political subdivisions	43	36	106	24	209
MBS - agency	2,704	9,202	7,219	3,923	23,048
MBS - private	—	123	—	—	123
ABS	14	5	2	—	21
Corporate and other debt securities	5	36	—	—	41
Total debt securities	$3,033	$10,867	$7,862	$4,085	$25,847
Weighted average yield (FTE) [2]:
U.S. Treasury securities	1.98%	1.59%	1.99%	—%	1.73%
Federal agency securities	4.38	3.32	3.11	2.86	3.31
U.S. states and political subdivisions	6.41	6.19	4.93	5.89	5.57
MBS - agency	2.26	2.36	2.80	2.88	2.58
MBS - private	—	9.64	—	—	9.64
ABS	0.76	39.38	7.28	—	7.99
Corporate and other debt securities	1.42	4.00	—	—	3.66
Total debt securities	2.34%	2.40%	2.78%	2.90%	2.59%
1 The amortized cost and fair value of investments in debt securities are presented based on estimated average life. Actual cash flows may differ from estimated average lives and contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.
2 Average yields are based on amortized cost.
Securities Available for Sale
The securities AFS portfolio is managed as part of our overall liquidity management and ALM process to optimize income and portfolio value over an entire interest rate cycle while mitigating the associated risks. Changes in the size and composition of the portfolio reflect our efforts to maintain a high quality, liquid portfolio while managing our interest rate risk profile. The amortized cost of the portfolio increased $3.6 billion during the year ended December 31, 2014, largely due to the reinvestment of proceeds from the sale of government-guaranteed residential mortgage loans into high-quality, liquid agency MBS to help us meet forthcoming LCR requirements. Notwithstanding the overall increase in the amortized cost of the securities AFS portfolio, our holdings of federal agency securities, ABS, and private MBS declined due to maturities, prepayments, and sales. The fair value of the portfolio increased $4.2 billion primarily due to portfolio growth, including a $593 million increase in net unrealized gains due to a decline in market interest rates.
During the year ended December 31, 2014, we recorded $15 million in net realized losses related to the sale of securities AFS, compared to net realized gains of $2 million during the year ended December 31, 2013, including $1 million in OTTI losses recognized in earnings for both periods. For additional information on composition and valuation assumptions related to securities AFS, see Note 5, "Securities Available for Sale," and the “Trading Assets and Derivatives and Securities Available for Sale” section of Note 18, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-K.
For the year ended December 31, 2014, the average yield on a FTE basis for the securities AFS portfolio was 2.56%, compared with 2.57% for the year ended December 31, 2013. Our total investment securities portfolio had an effective duration of 3.6 years at December 31, 2014 compared to 4.7 years at December 31, 2013. The decrease in the effective duration is the result of faster prepayment assumptions associated with lower mortgage rates compared to December 31, 2013. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in market interest rates, taking into consideration embedded options. An effective duration of 3.6 years suggests an expected price change of 3.6% for a one percent instantaneous change in market interest rates.
The credit quality and liquidity profile of the securities portfolio remained strong at December 31, 2014 and consequently, we believe that we have the flexibility to respond to changes in the economic environment and take actions as opportunities arise to manage our interest rate risk profile and balance liquidity against investment returns. Over the longer term, the size and composition of the investment portfolio will reflect balance sheet trends, our overall liquidity position, and interest rate risk management objectives. Accordingly, the size and composition of the investment portfolio could change over time.
Federal Home Loan Bank and Federal Reserve Bank Stock
We acquire capital stock in the FHLB of Atlanta as a precondition for becoming a member of that institution. This enables us to take advantage of competitively priced advances as a wholesale funding source and to access grants and low-cost loans for affordable housing and community development projects, amongst other benefits. At December 31, 2014, we held a total of $376 million of capital stock in the FHLB, an increase of $40 million compared to December 31, 2013. During the year ended December 31, 2014, we recognized dividends related to FHLB capital stock of $13 million, compared to $8 million during the year ended December 31, 2013.
Similarly, to become a member of the Federal Reserve System, regulations require that we hold a certain amount of capital stock, determined as either a percentage of the Bank’s capital or as a percentage of total deposit liabilities. At

December 31, 2014, we held $402 million of Federal Reserve Bank of Atlanta stock, unchanged from December 31, 2013. During the year ended December 31, 2014 and 2013, we recognized dividends related to Federal Reserve Bank of Atlanta stock of $24 million for both periods.
Investment in The Coca-Cola Company
Prior to September 2012, we owned common shares of The Coca-Cola Company since 1919. These shares grew in value and were classified as securities AFS with unrealized gains, net of tax, recorded as a component of shareholders' equity. Because of the low accounting cost basis of these shares, we accumulated significant unrealized gains in shareholders' equity.
In September 2012, we divested our ownership of The Coca-Cola Company shares through sales in the market, sales to the counterparty under certain Agreements, and a charitable contribution of shares. As a result of The Coca-Cola Company stock sales, charitable contribution, and termination of the Agreements, we recorded a pre-tax gain of approximately $1.9 billion during the year ended December 31, 2012. The execution and termination of the Agreements is discussed further in Note 17, "Derivative Financial Instruments," to the Consolidated Financial Statements in this Form 10-K.

DEPOSITS

Composition of Average Deposits						Table 18
	Year Ended December 31			Percent of Total
(Dollars in millions)	2014	2013	2012	2014	2013	2012
Noninterest-bearing	$40,411	$38,643	$37,329	30%	30%	29%
NOW accounts	28,879	26,083	25,155	22	20	20
Money market accounts	44,813	42,655	42,101	33	33	33
Savings	6,076	5,740	5,113	5	4	4
Consumer time	7,539	9,018	10,597	6	7	8
Other time	4,294	4,937	5,954	3	4	4
Total consumer and commercial deposits	132,012	127,076	126,249	99	98	98
Brokered time deposits	1,584	2,030	2,204	1	2	2
Foreign deposits	146	35	51	—	—	—
Total deposits	$133,742	$129,141	$128,504	100%	100%	100%
During 2014, we experienced solid deposit growth and improved deposit mix as the proportion of lower-cost deposit account balances increased, while higher-cost time deposit account balances decreased due to maturities. These favorable trends contributed to our decline in interest expense on deposits during the year.
Average consumer and commercial deposits increased $4.9 billion, or 4%, compared to 2013, driven by improved and broad-based growth across all of our business segments. While a portion of the low-cost deposit growth has been attributable to clients’ desires related to increased liquidity, a majority of the growth reflects investments we have made in client-facing platforms, as well as our overall increased focus on meeting more of our clients' deposit needs through exceptional service and relevant deposit products.
Consumer and commercial deposit growth remains one of our key areas of focus. During 2014, we continued to focus on deepening our relationships with existing clients, growing our client base, and increasing deposits, while managing the rates we pay for deposits. We maintained pricing discipline, through a judicious use of competitive rates in select products and markets as we allowed higher rate time deposits to run-off, while growing balances in other deposit categories. Other initiatives to attract deposits included advancements in analytics that leverage client segmentation to identify optimal products and solutions, as well as the deployment of new tools that enhance client-facing teammates’ focus on providing clients with personalized options and an exceptional client experience. We continued to leverage our brand to improve our visibility in the marketplace and to inspire client loyalty and capitalize on some of the opportunities presented by the evolving banking landscape.

Maturity of Consumer Time and Other Time Deposits in Amounts of $100,000 or More				Table 19
	At December 31, 2014
(Dollars in millions)	Consumer Time	Brokered Time	Foreign Time	Total
Months to Maturity:
3 or less	$952	$103	$375	$1,430
Over 3 through 6	560	44	—	604
Over 6 through 12	610	16	—	626
Over 12	1,871	795	—	2,666
Total	$3,993	$958	$375	$5,326

BORROWINGS

Short-Term Borrowings					Table 20
	December 31, 2014		Year Ended December 31, 2014
	Balance	Rate	Daily Average		Maximum Outstanding at any Month-End
(Dollars in millions)			Balance	Rate
Funds purchased [1]	$1,276	0.06%	$931	0.09%	$1,375
Securities sold under agreements to repurchase [1]	2,276	0.22	2,202	0.14	2,323
Other short-term borrowings	5,634	0.21	6,135	0.23	7,283
Total	$9,186		$9,268

	December 31, 2013		Year Ended December 31, 2013
	Balance	Rate	Daily Average		Maximum Outstanding at any Month-End
(Dollars in millions)			Balance	Rate
Funds purchased [1]	$1,192	0.07%	$639	0.10%	$1,192
Securities sold under agreements to repurchase [1]	1,759	0.10	1,857	0.14	1,911
Other short-term borrowings	5,788	0.22	4,953	0.26	5,868
Total	$8,739		$7,449

	December 31, 2012		Year Ended December 31, 2012
	Balance	Rate	Daily Average		Maximum Outstanding at any Month-End
(Dollars in millions)			Balance	Rate
Funds purchased [1]	$617	0.09%	$798	0.11%	$925
Securities sold under agreements to repurchase [1]	1,574	0.18	1,602	0.18	1,781
Other short-term borrowings	3,303	0.31	6,952	0.27	10,697
Total	$5,494		$9,352
1 Funds purchased and securities sold under agreements to repurchase mature overnight or at a fixed maturity generally not exceeding three months. Rates on overnight funds reflect current market rates. Rates on fixed maturity borrowings are set at the time of the borrowings.
Our total period-end short-term borrowings at December 31, 2014 increased $447 million, or 5%, from December 31, 2013, primarily due to a $517 million increase in securities sold under agreements to repurchase, partially offset by a decrease in other short-term borrowings of $154 million. The decrease in other short-term borrowings was primarily due to a $274 million decline in master notes, offset by an increase of $122 million in dealer collateral held.
For the year ended December 31, 2014, our total daily average short-term borrowings increased $1.8 billion, or 24%,

compared to the year ended December 31, 2013. The increase was largely driven by increases in other short-term borrowings of $1.2 billion, largely due to a $1.0 billion increase in FHLB advances, and securities sold under agreements to repurchase of $345 million due to ordinary balance sheet management practices. For the year ended December 31, 2014, our maximum outstanding balance at any month-end for other short-term borrowings was higher than our period-end balance primarily due to maturities of FHLB advances toward the end of the year.

Long-Term Debt
Long-term debt at December 31 consisted of the following:

		Table 21
(Dollars in millions)	2014	2013
Parent Company Only:
Senior, fixed rate	$3,630	$3,001
Senior, variable rate	358	283
Subordinated, fixed rate	200	200
Junior subordinated, variable rate	627	627
Total Parent Company debt	4,815	4,111
Subsidiaries:
Senior, fixed rate	5,682	1,006
Senior, variable rate [1]	742	3,783
Subordinated, fixed rate [2]	1,283	1,300
Subordinated, variable rate	500	500
Total subsidiaries debt	8,207	6,589
Total long-term debt	$13,022	$10,700
1 Includes $0 and $256 million of debt recorded at fair value at December 31, 2014 and 2013, respectively.
2 Debt recorded at fair value.
During the year ended December 31, 2014, our long-term debt increased by $2.3 billion, or 22%. The increase was due to the addition of a $1.0 billion long-term FHLB advance during the second quarter of 2014 and three senior note issuances totaling $1.5 billion during the first half of 2014. Specifically, during the first quarter we issued $250 million of 3-year floating rate senior notes and $600 million of 3-year fixed rate senior notes under our Global Bank Note program. Additionally, during the second quarter of 2014, we issued $650 million of 5-year fixed rate senior notes. These issuances allowed us to add to our wholesale funding at relatively low long-term borrowing rates. Partially offsetting these senior note issuances and the long-term FHLB advance during 2014 was the deconsolidation of $256 million of VIE debt in the second quarter in connection with the sale of RidgeWorth. See Note 10, “Certain Transfers of Financial Assets and Variable Interest Entities,” for additional information regarding the deconsolidation of VIE debt.
Average long-term debt for 2014 increased $2.5 billion, or 25%, compared to 2013, predominantly driven by the same factors as discussed above related to senior note issuances and the long-term FHLB advance.
CAPITAL RESOURCES
Our primary federal regulator, the Federal Reserve, measures capital adequacy within a framework that sets capital requirements relative to the risk profiles of individual banking companies. The framework assigns risk weights to assets and off-balance sheet risk exposures according to predefined classifications, creating a base from which to compare capital levels. Tier 1 capital includes primarily certain equity and qualified preferred instruments, less intangible assets such as goodwill and core deposit intangibles, and certain other regulatory deductions. Total capital consists of Tier 1 capital and Tier 2 capital, which includes qualifying portions of subordinated debt, ALLL up to a maximum of 1.25% of RWA, and 45% of unrealized gains on equity securities. Mark-to-market adjustments related to our credit spreads for fair value debt and index-linked CDs are excluded from regulatory capital.
Both the Company and the Bank are subject to minimum Tier 1 capital and Total capital ratios of 4% and 8%, respectively. To be considered “well-capitalized,” ratios of 6% and 10%, respectively, are required. Additionally, the Company and the Bank are subject to a Tier 1 leverage ratio requirement, which measures Tier 1 capital against average total assets less certain deductions, as calculated in accordance with regulatory guidelines. The minimum and well-capitalized leverage ratio thresholds are 3% and 5%, respectively.
Tier 1 common equity represents the portion of Tier 1 capital that is attributable to common shareholders. We calculate this, together with the Tier 1 common equity ratio, using the methodology specified by our primary regulator. Our calculation of these measures may differ from those of other financial services companies that calculate similar metrics.

Basel III
The Federal Reserve published final rules implementing Basel III on October 11, 2013. The rules require banks subject to the standardized approach for RWA to meet revised minimum regulatory capital ratios beginning on January 1, 2015, and to begin transitioning to revised definitions of regulatory capital with accompanying revisions to capital adjustments and deductions. In particular, the rules require the phase out of non-qualifying Tier 1 capital instruments such as trust preferred securities. As such, beginning on January 1, 2015, approximately $627 million in principal amount of Parent Company trust preferred and other hybrid capital securities currently outstanding will start to be phased out of Tier 1 capital, qualifying instead for Tier 2 capital treatment. Accordingly, we anticipate that by January 1, 2016, all $627 million of our outstanding trust preferred securities will lose Tier 1 capital treatment, and will be reclassified as Tier 2 capital.
A transition period applies to certain capital elements and risk weighted assets. One of the more significant transitions required by the final rules relates to the risk weighting applied to MSRs, which will impact the CET1 ratio during the transition period when compared to the currently disclosed CET1 ratio that is calculated on a fully phased-in basis. Specifically, the fully phased-in risk weight of MSRs is 250%, while the risk weight to be applied during the transition period is 100%. The transition period is applicable from January 1, 2015 through December 31, 2017. Our fully phased-in, estimated Basel III CET 1 ratio of 9.69% at December 31, 2014 considers the 250% risk-weighting for MSRs.
The final rules introduce a capital conservation buffer of 2.5% of RWA that is layered on top of the minimum capital risk-based ratios, which places restrictions on the amount of retained earnings that may be used for capital distributions or discretionary bonus payments as risk-based capital ratios approach their respective “adequately capitalized” minimums. The capital conservation buffer begins to take effect on January 1, 2016 and is fully phased-in as of January 1, 2019.
The final rules specify a number of minimum capital requirements, including a CET 1 ratio of 4.5%; Tier 1 capital ratio of 6%; Total capital ratio of 8%; and a Leverage ratio of 4%. At December 31, 2014, our estimated CET 1 ratio on a fully phased-in basis, was 9.69%. This is in excess of the 4.5% minimum for the CET 1 ratio plus the 2.5% fully phased-in capital conservation buffer. See Table 34, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures" in this MD&A for a reconciliation of the current Basel I ratio to the estimated Basel III ratio.

Regulatory Capital Ratios			Table 22
	December 31
(Dollars in millions)	2014	2013	2012
Tier 1 capital	$17,554	$16,073	$14,975
Total capital	20,338	19,052	18,131
RWA	162,516	148,746	134,524
Average total assets for leverage ratio	182,186	167,848	168,053
Tier 1 common equity:
Tier 1 capital	$17,554	$16,073	$14,975
Less:
Qualifying trust preferred securities	627	627	627
Preferred stock	1,225	725	725
Minority interest	108	119	114
Tier 1 common equity	$15,594	$14,602	$13,509
Risk-based ratios:
Tier 1 common equity [1]	9.60%	9.82%	10.04%
Tier 1 capital	10.80	10.81	11.13
Total capital	12.51	12.81	13.48
Tier 1 leverage ratio	9.64	9.58	8.91
Total shareholders’ equity to assets	12.09	12.22	12.10
1 At December 31, 2014, our Basel III CET 1 ratio as calculated under the final Basel III capital rules was estimated to be 9.69%. See the "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures" section in this MD&A for a reconciliation of the current Basel I ratio to the estimated Basel III ratio.

At December 31, 2014, our capital ratios were well above current regulatory requirements. Tier 1 capital ratios decreased slightly during 2014 due to an increase in our RWA from December 31, 2013, primarily the result of loan growth and an increase in off-balance sheet lending commitments, partially offset by an increase in retained earnings and the issuance of preferred stock.
We declared and paid common dividends totaling $371 million, or $0.70 per common share during 2014, compared with $188 million, or $0.35 per common share during 2013. Additionally, we recognized dividends on our preferred stock of $42 million and $37 million in 2014 and 2013, respectively.
Various regulations administered by federal and state bank regulatory authorities restrict the Bank's ability to distribute its retained earnings. At December 31, 2014 and 2013, the Bank's capacity to pay cash dividends to the Parent Company under these regulations totaled approximately $2.9 billion and $2.6 billion, respectively.
During the first quarter of 2014, we announced capital plans in response to the Federal Reserve's review of and non-objection to our capital plan in conjunction with the 2014 CCAR. Our capital plan included the repurchase of common stock, an increase in the common stock dividend, and maintaining the current level of preferred stock dividends. To this end, the Board approved the repurchase of up to $450 million of our outstanding common stock between the second quarter of 2014 and the first quarter of 2015, as well as an increase of the quarterly common stock dividend to $0.20 per common share, which reflected an increase from $0.10 per common share paid prior to the second quarter.
During the second quarter, the Federal Reserve issued new industry guidance that limits a BHC’s ability to make capital distributions to the extent that its actual capital issuances, including employee share-based compensation, are less than the amount indicated in its submitted capital plan. Given this new guidance and our revised forecast for employee-related share-based compensation, our planned share repurchases through the first quarter of 2015 will be approximately $50 million lower than the $450 million maximum in our 2014 capital plan. The drivers of the lower than planned capital issuance include changes in employee option exercises relative to forecast and a valuation adjustment to our noncontrolling interest in RidgeWorth. The net share dilution impact from this change is immaterial.
During the first quarter of 2014, we repurchased $50 million of our outstanding common stock, which completed our authorized share repurchases in conjunction with the 2013 capital plan. During the second, third and fourth quarters we repurchased $278 million of our outstanding common stock in conjunction with the 2014 capital plan. Additionally, thus far during the first quarter of 2015, we repurchased $50 million of our outstanding common stock at market value and we expect to repurchase between $60 million and $70 million of additional outstanding common stock through the end of the first quarter of 2015, which would complete the repurchase of authorized shares as approved by the Board in conjunction with the 2014 capital plan.
During the third quarter we recorded a $130 million tax benefit as a result of the completion of a tax authority examination. The Federal Reserve did not object to us utilizing this gain to repurchase additional common stock and, as a result, we repurchased an additional $130 million of our outstanding common stock during that quarter. The purchase of this additional common stock was incremental to the existing availability previously noted under our 2014 capital plan. See additional discussion of the realized tax benefit in Note 14, "Income Taxes," to the Consolidated Financial Statements in this Form 10-K.
In November 2014, we issued depositary shares representing ownership interest in 5,000 shares of Perpetual Preferred Stock, Series F, with no par value and $100,000 liquidation preference per share (the "Series F Preferred Stock"). As a result of this issuance, we received net proceeds of $496 million after the underwriting discount, but before expenses, and used the net proceeds for general corporate purposes. The Series F Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of ours to redeem, repurchase, or retire the shares. Dividends for the shares are noncumulative and, if declared, will be payable semi-annually beginning on June 15, 2015 through December 15, 2019 at a rate per annum of 5.625%, and payable quarterly beginning on March 15, 2020 at a rate per annum equal to the three-month LIBOR plus 3.86%. We will accrue for dividends on these shares on a quarterly basis. By its terms, we may redeem the Series F Preferred Stock on any dividend payment date occurring on or after December 15, 2019 or at any time within 90 days following a regulatory capital event, at a redemption price of $1,000 per depositary share plus any declared and unpaid dividends. Except in certain limited circumstances, the Series F Preferred Stock does not have any voting rights.
CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are described in detail in Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements in this Form 10-K and are integral to understanding our financial performance. We have identified certain accounting policies as being critical because (1) they require judgment about matters that are highly uncertain and (2) different estimates that could be reasonably applied would result in materially different assessments with respect to ascertaining the valuation of assets, liabilities, commitments, and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, and valuing an asset or liability. Our accounting and reporting policies are in accordance with U.S. GAAP, and they conform to general practices within the financial services industry. We have established detailed policies and control procedures that are intended to ensure that these critical accounting estimates are well controlled and applied consistently from period to period, and that the process for changing methodologies occurs in an appropriate manner. The following is a description of our current critical accounting policies.

Contingencies
We face uncertainty with respect to the ultimate outcomes of various contingencies including the Allowance for Credit Losses, mortgage repurchase reserves, and legal and regulatory matters.

Allowance for Credit Losses
The Allowance for Credit Losses is composed of the ALLL and the reserve for unfunded commitments. The ALLL represents our estimate of probable losses inherent in the LHFI portfolio. The ALLL is increased by the provision for credit losses and reduced by loans charged off, net of recoveries. The ALLL is determined based on our review and evaluation of larger loans that meet our definition of impairment and the current risk characteristics of pools of homogeneous loans (i.e., loans having similar characteristics) within the loan portfolio and our assessment of internal and external influences on credit quality that are not fully reflected in the historical loss, risk-rating, or other indicative data.
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
Our determination of the ALLL for commercial loans is sensitive to the assigned internal risk ratings and inherent loss rates at December 31, 2014. Assuming a downgrade of one level in the PD risk ratings for all commercial loans and leases, the ALLL would have increased by approximately $349 million at December 31, 2014. In the event that estimated loss severity rates for the entire commercial loan portfolio increased by 10 percent, the ALLL for the commercial portfolio would increase by approximately $97 million at December 31, 2014. Our determination of the allowance for residential and consumer loans is also sensitive to changes in estimated loss severity rates. In the event that estimated loss severity rates for the residential and consumer loan portfolio increased by 10 percent, the ALLL for the residential and consumer portfolios would increase, in total, by approximately $65 million at December 31, 2014. Because several quantitative and qualitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes in risk rating and estimated loss severity rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed, management believes the risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions that could be material to our financial statements.
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
Our financial results are affected by the changes in the Allowance for Credit Losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate Allowance for Credit Losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved should we experience sizeable loan or lease losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the Allowance for Credit Losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. For additional discussion of the ALLL see the “Allowance for Credit Losses” and “Nonperforming Assets” sections in this MD&A as well as Note 6, “Loans,” and Note 7, “Allowance for Credit Losses,” to the Consolidated Financial Statements in this Form 10-K.

Mortgage Repurchase Reserve
We sell residential mortgage loans to investors through whole loan sales in the normal course of our business. The investors are primarily GSEs; however, $30 billion, or approximately 10%, of the population of total loans sold between January 1, 2005 and December 31, 2014 were sold to non-agency investors, some in the form of securitizations. In association with these transactions, we provide representations and warranties to the third party investors that these loans meet certain requirements as agreed to in investor guidelines. We have experienced significantly fewer repurchase claims and losses related to loans sold since 2009 as a result of stronger credit performance, more stringent credit guidelines, and underwriting process improvements.
During the third quarter of 2013, we reached agreements with Freddie Mac and Fannie Mae under which they released us from certain existing and future repurchase obligations for loans funded by Freddie Mac between 2000 and 2008 and Fannie Mae between 2000 and 2012.
Our current estimated liability for contingent losses related to loans sold (i.e., our mortgage repurchase reserve) was $85 million at December 31, 2014. The liability is recorded in other liabilities in the Consolidated Balance Sheets, and the related repurchase provision is recognized in mortgage production related income in the Consolidated Statements of Income. The current reserves are deemed to be sufficient to cover probable estimated losses related to exclusions due to certain defects (MI related reasons, excessive seller contribution, ineligible property and other charter violations) as outlined in the settlement contract, GSE owned loans serviced by third party servicers, loans sold to private investors, and future indemnifications.
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
See Note 16, “Guarantees” to the Consolidated Financial Statements in this Form 10-K for further discussion.

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

Estimates of Fair Value
Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The objective of fair value is to use market-based inputs or assumptions, when available, to estimate the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where observable market prices from transactions for identical assets or liabilities are not available, we identify what we believe to be similar assets or liabilities. If observable market prices are unavailable or impracticable to obtain for any such similar assets or liabilities, we look to other techniques by obtaining third party quotes or using modeling techniques, such as discounted cash flows, while attempting to utilize market observable assumptions to the extent available. Absent current market activity in that specific instrument or a similar instrument, the resulting valuation approach may require making a number of significant judgments in the estimation of fair value. Market conditions during the credit crisis led to limited or nonexistent trading in certain of the financial asset classes that we have owned. Although market conditions have improved and we have seen the return of liquidity in certain markets, we continue to experience a low level of activity in certain markets and also hold a limited amount of instruments that do not have an active market, which creates additional challenges when estimating the fair value of these financial instruments.
Generally, the assets and liabilities most affected by the lack of liquidity or observable market are those required to be classified as level 3 in the fair value hierarchy. As a result, various processes and controls have been adopted to determine that appropriate methodologies, techniques, and assumptions are used in the development of fair value estimates, particularly related to those instruments that require the use of significant, unobservable inputs. We continue to maintain a cross-functional approach when estimating the fair value of these difficult to value financial instruments. This includes input from not only the related line of business, but also from risk management and finance, to ultimately arrive at a consensus estimate of the instrument's fair value after evaluating all available information pertaining to fair value. This process involves the gathering of multiple sources of information, including broker quotes, values provided by pricing services, trading activity in other similar instruments, market indices, and pricing matrices along with employing various modeling techniques, such as discounted cash flow analyses, in arriving at the best estimate of fair value.
Modeling techniques incorporate our assessments regarding assumptions that market participants would use in pricing the asset or the liability, including market-based assumptions, such as interest rates, as well as assumptions about the risks inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, market liquidity, and the risk of nonperformance. In certain cases, our assessments with respect to assumptions that market participants would make may be inherently difficult to determine, and the use of different assumptions could result in material changes to these fair value measurements. We used significant unobservable inputs to fair value, on a recurring basis, for certain trading assets, securities AFS, portfolio loans accounted for at fair value, IRLCs, LHFS, MSRs, and certain derivatives. Overall, the financial impact of the level 3 financial instruments did not have a material impact on our liquidity or capital. Our exposure to level 3 financial instruments continues to decline due to paydowns, sales and settlements of these instruments, and the fact that we have made minimal purchases. Table 23 discloses assets and liabilities carried at fair value on a recurring basis that have been impacted by level 3 fair value determinations.

Level 3 Assets and Liabilities		Table 23
	December 31
(Dollars in millions)	2014	2013
Trading assets and derivatives [1]	$25	$72
Securities AFS	946	953
LHFS	1	3
LHFI	272	302
MSRs	1,206	1,300
Total level 3 assets	$2,450	$2,630
Total assets	$190,328	$175,335
Total assets measured at fair value on a recurring basis	36,342	30,562
Level 3 assets as a percent of total assets	1.3%	1.5%
Level 3 assets as a percent of total assets measured at fair value on a recurring basis	6.7%	8.6%
Trading liabilities and derivatives	5	4
Other liabilities	27	29
Total level 3 liabilities	$32	$33
Total liabilities	$167,323	$153,913
Total liabilities measured at fair value on a recurring basis	2,537	3,530
Level 3 liabilities as a percent of total liabilities	—%	—%
Level 3 liabilities as a percent of total liabilities measured at fair value on a recurring basis	1.3%	0.9%
[1] Includes IRLCs.

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

Trading and Derivative Assets and Liabilities and Securities AFS
In estimating the fair values for the majority of securities AFS and trading instruments, including residual and certain other retained securitization interests, fair values are based on observable market prices of the same or similar instruments. Specifically, the majority of trading assets and liabilities are priced by the respective trading desk and the majority of securities AFS are priced by an independent third party pricing service. We have an internal, yet independent, validation function in place to evaluate the appropriateness of the values received from the trading desk and/or third party pricing services. For trading securities and securities AFS in active trading markets, this can be accomplished by comparing the values against two to three other widely used third party pricing services or sources. For less liquid instruments, we evaluate third party pricing to determine the reasonableness of the information relative to changes in market data such as any recent trades we executed, market information received from outside market participants and analysts, and/or changes in the underlying collateral performance.
We also gather third party broker quotes or use industry-standard or proprietary models to estimate the fair value of these instruments particularly when pricing service information or observable market trades are not available. In most cases, the current market conditions cause the broker quotes to be indicative and the price indications and broker quotes to be supported by very limited to no recent market activity. In those instances, we weighted the third party information according to our judgment of it being a reasonable indication of the instrument's fair value.
When fair values are estimated based on models, we consider relevant market indices that correlate to the underlying collateral, along with assumptions such as liquidity discounts, interest rates, prepayment speeds, default rates, loss severity rates, and discount rates. In markets with higher liquidity, we have more pricing information from third parties and a reduction in the need to use internal pricing models to estimate fair value. Even when third party pricing is available, we continued to classify certain assets as level 3 as we believe that this third party pricing relied on significant unobservable assumptions, as evidenced by a persistently wide bid-ask price range and variability in pricing from the pricing services, particularly for the vintages and exposures we hold.
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
At December 31, 2014, level 3 trading assets and derivatives and level 3 securities AFS totaled $25 million and $946 million, respectively. Our level 3 securities AFS portfolio included FHLB and Federal Reserve Bank stock, as well as certain municipal bond securities, some of which are only redeemable with the issuer at par and cannot be traded in the market; as such, no significant observable market data for these instruments is available. These nonmarketable securities AFS totaled approximately $797 million at December 31, 2014. The remaining level 3 securities, both trading assets and securities AFS, are predominantly private ABS and MBS, including interests retained from Company-sponsored securitizations or purchased from third party securitizations. For all level 3 securities, little or no market activity exists for either the security or the underlying collateral and therefore, the significant assumptions used to value the securities are not market observable.
Level 3 trading assets and derivatives decreased by $47 million, or 65%, during the year ended December 31, 2014, primarily due to sales of securities. Level 3 securities AFS decreased by $7 million, or 1%, during the year ended December 31, 2014 due to continued paydowns and sales partially offset by purchases. During the year ended December 31, 2014, we recognized $264 million in net gains through earnings related to trading and derivative assets and liabilities classified as level 3, primarily due to $252 million in IRLC related gains and $12 million in net gains from trading securities.

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
The fair values of OREO and other repossessed assets are measured on a non-recurring basis and are typically determined based on recent appraisals by third parties and other market information. Our OREO properties are concentrated in Georgia, Florida, and North Carolina. Further deterioration in property values in those states or changes to our disposition strategies could cause our estimates of OREO values to decline which would result in further write-downs.

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

Goodwill
At December 31, 2014, our reporting units with goodwill balances were Consumer Banking/Private Wealth Management and Wholesale Banking. In May 2014, we sold RidgeWorth Capital Management, resulting in the removal of the goodwill asset associated with that reporting unit. See Note 20, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-K for further discussion of our reportable segments.
We review goodwill of each reporting unit for impairment on an annual basis as of September 30, or more often, if events or circumstances indicate that it is more-likely-than-not that the fair value of the reporting unit is below the carrying value of its equity. Our goodwill impairment test as of September 30, 2014 resulted in an increase in the percentage of the fair value in excess of the carrying value for the Consumer Banking/Private Wealth Management reporting unit and a decrease in the excess fair value related to the Wholesale Banking reporting unit compared to the 2013 test results. Due to an increase in the carrying value of the Wholesale Banking reporting unit during the fourth quarter of 2014, we elected to perform an interim goodwill impairment analysis for the Wholesale Banking reporting unit as of December 31, 2014.
The carrying value of a reporting unit is determined by allocating the total equity of the Company to each of its reporting units based on an equal weighting of regulatory risk-based capital and an approach based on tangible equity relative to tangible assets. A portion of the Company’s equity is assigned to the Corporate Other operating segment, which is attributed to the corporate assets and liabilities assigned to that segment that do not relate to the operations of any reporting unit.
The goodwill impairment analysis estimates the fair value of equity using discounted cash flow analyses which require assumptions, as well as guideline company information, where available. The inputs and assumptions specific to each reporting unit are incorporated in the valuations, including projections of future cash flows, discount rates, the fair value of tangible assets and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. We assess the reasonableness of the estimated fair value of the reporting units by giving consideration to our market capitalization over a reasonable period of time; however, supplemental information is applied based on observable multiples from guideline companies.
Based on our annual impairment analysis of goodwill as of September 30, we determined for the Consumer Banking/Private Wealth Management and Wholesale Banking reporting units that the respective reporting unit's fair value was in excess of its carrying value by the following percentages:

		Table 24
	2014	2013	2012
Consumer Banking/Private Wealth Management	68%	56%	21%
Wholesale Banking	13%	14%	31%
Based on our interim goodwill analysis as of December 31, 2014 for the Wholesale reporting unit, we determined that the fair value in excess of carrying value decreased to 7%. The carrying value allocated to the Wholesale reporting unit increased based on both asset growth within the reporting unit and increased total equity of the Company. There was not a commensurate increase in fair value due to changes in forecast inputs including expectations of lower forward interest rates and other reporting unit specific matters. Circumstances that could negatively impact the fair value in excess of carrying value for the Wholesale reporting unit in the future include significant growth in assets, growth in the Company’s total equity, an increase in the applicable discount rate, or deterioration in the Wholesale Banking reporting unit’s forecasts.
Multi-year financial forecasts are developed for each reporting unit by considering several key business drivers such as new business initiatives, client service and retention standards, market share changes, anticipated loan and deposit growth, forward interest rates, historical performance, and industry and economic trends, among other considerations. The long-term growth rate used in determining the terminal value of each reporting unit was estimated at 3.4% as of December 31, 2014, September 30, 2014 and September 30, 2013, based on management's assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations such as gross domestic product and inflation.
Discount rates are estimated based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk adjustments specific to a particular reporting unit. The discount rates are also calibrated based on risks related to the projected cash flows of each reporting unit. The discount rate utilized for the Wholesale Banking reporting unit as of December 31, 2014 and September 30, 2014 was 11.1%. In the annual analysis as of September 30, 2014, the discount rate for the Consumer Banking/Private Wealth Management reporting unit was approximately 11.6%. In the annual analysis at September 30, 2013, the discount rates for the Consumer Banking/Private Wealth Management and Wholesale Banking reporting units were 13.1% and 13.3%, respectively. The discount rates at September 30, 2014 were lower than September 30, 2013 due to a combination of decreases in Capital Asset Pricing Model inputs including the risk-free interest rate, market risk premium, and beta, partially offset by an increase in the unsystematic risk adjustments specific to each reporting unit.
The estimated fair value of each reporting unit is derived from the valuation techniques described above and is analyzed in relation to numerous market and historical factors, including current economic and market conditions, company-specific growth opportunities, and guideline company information.
Economic and market conditions can vary significantly which may cause increased volatility in a company's stock price, resulting in a temporary decline in market capitalization. In those circumstances, current market capitalization may not be an accurate indication of a market participant's estimate of entity-specific value measured over a reasonable period of time. As a result, the use of market capitalization may be a less relevant measure in assessing the reasonableness of the aggregate value of the reporting units. Therefore, the Company supplements market capitalization information with other observable market information, which provides benchmark valuation multiples from guideline companies.
The estimated fair value of the reporting unit is highly sensitive to changes in these estimates and assumptions; therefore, in some instances, changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. The Company performs sensitivity analyses around these assumptions in order to assess the reasonableness of the assumptions, and the resulting estimated fair values. In the interim analysis of the Wholesale Banking reporting unit at December 31, 2014, we evaluated sensitivity to changes in the discount rate, which indicated that if the discount rate was increased 50 basis points, the reporting unit's fair value would equal its carrying value. Ultimately, future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. Additionally, a reporting unit's carrying value of equity could change based on market conditions, asset growth, or the risk profile of those reporting units, which could impact whether the fair value of a reporting unit is less than carrying value.

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
Deferred income tax assets represent amounts available to reduce income taxes payable in future years. Such assets arise due to temporary differences between the financial reporting and the tax bases of assets and liabilities, as well as from NOL and tax credit carryforwards. We regularly evaluate the realizability of DTAs. A valuation allowance is recognized for a DTA if, based on the weight of available evidence, it is more-likely-than-not that some portion or all of the DTA will not be realized. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state carryforwards and certain other state DTAs. Since we expect to realize our remaining federal and state DTAs, no valuation allowance is deemed necessary against these DTAs at December 31, 2014. For additional information, refer to Note 14, “Income Taxes,” to the Consolidated Financial Statements in this Form 10-K.

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

Size and Characteristics of the Employee Population
Pension cost is directly related to the number of employees eligible to participate in the plan and other factors including historical compensation, age, years of employment, and benefit terms. A curtailment of all future pension benefit accruals was effective December 31, 2011. Prior to the pension curtailment, most participants who had 20 or more years of service as of December 31, 2007 received benefits based on a traditional pension formula with benefits linked to their final average pay and years of service. Most other participants received a traditional pension for periods through December 31, 2007. Beginning in 2008, a cash balance benefit based on annual compensation and interest credits was earned. Continued changes in the size and characteristics of the workforce could result in a partial settlement of the pension plan. If lump sum payments in a year exceed the total of interest cost and service cost, then settlement accounting requires immediate recognition through earnings of any net actuarial gain or loss recorded in AOCI based on the fair value of plan assets and plan obligations prior to settlement, and recognition of any settlement related costs. We estimate the financial impact of a partial settlement in 2015 would be recognition of approximately $40 million in additional benefit cost; however, additional lump sum payments could cause the amount of benefit cost recognized to be higher.

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

Expected Long-term Rate of Return on Plan Assets
Expected returns on plan assets are computed using long-term rate of return assumptions which are selected after considering plan investments, historical returns, and potential future returns. Our 2014 pension costs reflect an assumed long-term rate of return on plan assets of 7.20% for the SunTrust Banks, Inc. Retirement Plan and 6.65% for a previously acquired National Commerce Financial Corporation Retirement Plan.
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

Other Actuarial Assumptions
To estimate the projected benefit obligation, actuarial assumptions are required about factors such as mortality rate, retirement rate, and disability rate. These factors do not tend to change significantly over time, so the range of assumptions, and their impact on pension cost, is generally limited. We annually review the assumptions used based on historical and expected future experience. We updated the mortality assumption in 2014 to reflect interim improvement factors published by the Society of Actuaries on October 27, 2014. Our adoption of updated mortality rates in 2014 increased our projected benefit obligation by approximately 3%.

Postretirement Healthcare Cost
Assumed healthcare cost trend rates also have an impact on the amounts reported for the other postretirement benefit plans. Due to changing medical inflation, it is important to understand the effect of a one percent change in assumed healthcare cost trend rates. If we were to assume a one percent increase in healthcare cost trend rates, the effect would be an increase of less than $1 million on both the other postretirement benefit obligation at December 31, 2014 and total interest and service cost. If we were to assume a one percent decrease in healthcare cost trend rates, the effect would be a decline of less than $1 million on both the other postretirement benefit obligation at December 31, 2014 and total interest and service cost.
To estimate the projected Postretirement Healthcare Benefit obligation at December 31, 2014, we projected forward the benefit obligations from January 1, 2014 to December 31, 2014, adjusting for benefit payments, expected growth in the benefit obligations, changes in key assumptions and plan provisions, and any significant changes in the plan demographics that occurred during the year, including (where appropriate) subsidized early retirements, changes in per capita claims cost, Medicare Part D subsidy, and retiree contributions.

ENTERPRISE RISK MANAGEMENT
In the normal course of business, we are exposed to various risks. We have established an enterprise risk governance framework to identify and manage these risks and support key business objectives. Underlying this framework are limits, policies, metrics, processes, and procedures designed to effectively identify, monitor, and manage risk within the confines of our overall risk appetite and tolerance.
The Board is responsible for oversight of enterprise risk governance. The BRC assists the Board in executing this responsibility. Administration of the framework and governance process is the responsibility of the CRO, who executes this responsibility through the CRM organization. The CRO reports to the CEO, and provides overall vision, direction, and leadership regarding our enterprise risk management framework and risk culture. Additionally, the CRO provides regular risk assessments to Executive Management, the BRC, other Board committees, and the full Board, as appropriate, and provides other information to Executive Management and the Board, as requested.
Our enterprise risk governance structure and processes are founded upon a three line of defense organizational model, which is critical to ensuring that risk in all activities is properly identified, assessed, and managed. The three lines of defense model requires effective teamwork and communication, combined with individual accountability within defined roles. The enterprise risk governance framework and the three line of defense are foundational to our risk culture, which is based upon strong risk leadership; risk ownership and accountability; comprehensive risk governance structure and strategy; well-articulated risk tolerances and limits; robust interaction and communication, effective challenge at all levels of the organization; talent management, supported by appropriate training; incorporation of risk considerations in compensation management; and sound technology and reporting.

•
The first line of defense is comprised of all teammates within our business segments, as well as those within Functional units executing select activities. The first line of defense owns and is accountable for the development and execution of business strategies that are aligned with the risk appetite, tolerances, and limits established by the Board of Directors, as well as the associated processes and controls. It is also responsible for accurate and timely identification, management and reporting/escalation of existing and emerging risks.

•	The second line of defense is comprised of corporate functions, including CRM and risk stewards; these units are responsible for independent governance and oversight of the first line of defense relative to specific risks. Risk stewards represent areas of subject matter expertise relative to certain risks, including, but not limited to: Technology Risk and Compliance, which among other things, encompasses information and cyber security; Finance Risk Management; Human Resources; Third-Party Risk Management; Model Risk Management; and Anti-Money Laundering/Bank Secrecy Act. Second line of defense responsibilities include developing appropriate risk management frameworks/programs that facilitate first line of defense identification, reporting, assessment, control, mitigation, and communication of risk. It also monitors first line of defense execution of these responsibilities. Second line of defense frameworks/ programs conform to applicable laws, rules, regulations, regulatory guidance, decrees and orders, and stated corporate business and risk objectives, including risk appetite, tolerances, and limits.

•
The third line of defense is comprised of our assurance functions, i.e., Audit Services and Risk Review, which independently test, verify, and evaluate management controls and provide risk-based advice and counsel to management to help develop and maintain a risk management culture that supports safety, soundness, and business objectives.

Enterprise risk oversight is supported by a number of risk-focused senior management committees. These “enterprise governance committees” are responsible for ensuring effective risk measurement and management within their respective areas of authority, and include the Corporate Risk Committee, Asset/Liability Committee, Capital Committee, and Portfolio Management Committee.

•	CRC is chaired by the CRO and supports the CRO in measuring and managing our aggregate risk profile.

•
ALCO is chaired by the CFO, and provides management and oversight of market, liquidity, and balance sheet-related risks, and has the responsibility to manage those risks in relation to the profitability of the underlying businesses.

•
CC is also chaired by the CFO and provides management and oversight of our capital actions and our enterprise stress analytics programs that, among other things, support our annual CCAR/DFAST submissions.

•
PMC is chaired by the Wholesale Banking Executive and provides active portfolio management and oversight of balance sheet allocations to ensure that new asset originations, asset sales, and asset purchases meet our risk and business objectives. PMC also oversees progress towards long-term balance sheet objectives.

The CEO, CFO, and the CRO are members of each enterprise governance committee to promote a culture of consistency and communication. Additionally, other executive and senior officers of the Company are members of these committees based upon their responsibilities and subject matter expertise.
The CRO and, by extension, CRM, establishes sound subsidiary risk frameworks, policies, and processes that focus on identifying, measuring, analyzing, managing, and reporting the risks that we face. At its core, CRM’s objective is to deliver sophisticated risk management capabilities throughout the organization that:

•	Identify, measure, analyze, manage, and report risk at the transaction, portfolio, and enterprise levels;

•	Support client facing businesses as they seek to balance risk taking with business and safety and soundness objectives;

•	Optimize decision making;

•	Promote sound processes and regulatory compliance;

•	Maximize shareholder value; and

•	Support our Purpose of Lighting the Way to Financial Well-Being and conform to our supporting principles of Client First, One Team, Executional Excellence, and Profitable Growth.
To achieve this objective, CRM continually refines our risk governance structures, frameworks and management limits, policies, processes, and procedures to reflect changes in our operating environment and/or corporate goals and strategies. In terms of underwriting, CRM Credit Risk seeks to mitigate risk through analysis of such things as a borrower's credit history; pertinent financial information, e.g., financial statements and tax returns, cash flow, and liquidity; and collateral value. Additionally, our loan products and underwriting elements are continuously reviewed and refined. Examples include: client eligibility requirements, documentation requirements, loan types, collateral types, LTV ratios, and minimum credit scores. Prior reviews have resulted in changes such as enhanced documentation standards, maximum LTV ratios and production channels, which contributed to material reductions in higher-risk exposures, such as higher-risk mortgage, home equity, and commercial construction loans, as well as a decline in early stage delinquencies and nonperforming loans.
In practice, CRM measures and oversees business execution and risk management along a number of primary risk dimensions: credit, market, liquidity, operational, and compliance. Other risks, such as legal, strategic, and reputational risk, which can arise from any corporate activity, are also monitored by CRM and other risk stewards. Subject matter experts directly supporting the CRO in the management/oversight of these risks include, but are not limited to the:

•	Chief Wholesale Credit Officer and the Chief Retail (Consumer/Mortgage) Credit Officer;

•	Corporate Market/Liquidity Risk and Enterprise Analytics Officer;

•	Corporate Operational Risk Officer, who is also responsible for oversight of risk stewards;

•	Corporate Compliance Officer;

•	Corporate Model Risk Management Officer; and

•	Corporate Regulatory Liaison Officer.
Risk Review, an assurance function, reports directly to the BRC and administratively to the CRO.
Credit Risk Management
Credit risk refers to the potential for economic loss arising from the failure of clients to meet their contractual agreements on all credit instruments, including on-balance sheet exposures from loans and leases, investment securities, and contingent exposures including unfunded commitments, letters of credit, credit derivatives, and counterparty risk under derivative products. As credit risk is an essential component of many of the products and services we provide to our clients, the ability to accurately measure and manage credit risk is integral to maintain the long-run profitability and capital adequacy of our business. We commit to maintain and enhance a comprehensive credit system to meet business requirements and comply with evolving regulatory standards.
CRM establishes and oversees the adherence to the credit risk management governance frameworks and policies, independently measures, analyzes, and reports on portfolio and risk trends, and actively participates in the formulation of our credit strategies. Credit risk officers and supporting teammates within our lines of business are direct participants in the origination, underwriting, and ongoing management of credit. They work to promote an appropriate balance between our risk management and business objectives through adherence to established policies, procedures, and standards. Risk Review, one of our independent assurance functions, regularly assesses and reports on business unit and enterprise asset quality, and the integrity of our credit processes. Additionally, total borrower exposure limits and concentration risk are established and monitored. Credit risk may be mitigated through purchase of credit loss protection via third party insurance and/or use of credit derivatives such as CDS.
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

Operational Risk Management
We face ongoing and emerging risks and regulations related to the activities that surround the delivery of banking and financial products. Coupled with external influences such as market conditions, fraudulent activities, disasters, cyber-attacks and other security risks, country risk, vendor risk, and legal risk, the potential for operational and reputational loss remains elevated.
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

Market Risk Management
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices, and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and MVE to adverse movements in interest rates, is our primary market risk and mainly arises from the structure of our balance sheet. Variable rate loans, prior to any hedging related actions, are approximately 62% of total loans and after giving consideration to hedging related actions, are approximately 46% of total loans. Approximately 4% of our variable rate loans have coupon rates that are equal to a contractually specified interest rate floor. In addition to interest rate risk, we are also exposed to market risk in our trading instruments carried at fair value. Our ALCO meets regularly and is responsible for reviewing our open positions and establishing policies to monitor and limit exposure to market risk.
Market Risk from Non-Trading Activities
The primary goal of interest rate risk management is to control exposure to interest rate risk, within policy limits approved by the Board. These limits and guidelines reflect our tolerance for interest rate risk over both short-term and long-term horizons. No limit breaches occurred during the year ended December 31, 2014.
The major sources of our non-trading interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, which, as described in additional detail below, are employed by management to understand net interest income at risk and MVE at risk. These measures show that our interest rate risk profile is moderately asset sensitive at December 31, 2014.
MVE and net interest income sensitivity are complementary interest rate risk metrics and should be viewed together. Net interest income sensitivity captures asset and liability repricing mismatches for the first year, inclusive of forecast balance sheet changes, and is considered a shorter term measure, while MVE sensitivity captures mismatches within the period end balance sheets through the financial instruments' respective maturities and is considered a longer term measure.
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
One of the primary methods that we use to quantify and manage interest rate risk is simulation analysis, which we use to model net interest income from assets, liabilities, and derivative positions under various interest rate scenarios and balance sheet structures. This analysis measures the sensitivity of net interest income over a two year time horizon, which differs from the interest rate sensitivities in Table 25, which are prescribed to be over a one year time horizon. Key assumptions in the simulation analysis (and in the valuation analysis discussed below) relate to the behavior of interest rates and spreads, the changes in product balances, and the behavior of loan and deposit clients in different rate environments. This analysis incorporates several assumptions, the most material of which relate to the repricing characteristics and balance fluctuations of deposits with indeterminate or non-contractual maturities.
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
The sensitivity analysis presented in Table 25 is measured as a percentage change in net interest income due to instantaneous moves in benchmark interest rates. Estimated changes set forth below are dependent upon material assumptions such as those previously discussed.

Net Interest Income Asset Sensitivity		Table 25

	Estimated % Change in Net Interest Income Over 12 Months [1]
(Basis points)	December 31, 2014	December 31, 2013
Rate Change
+200	6.7%	1.8%
+100	3.5%	1.0%
-25	(1.0)%	(0.8)%
1 Estimated % change of net interest income is reflected on a non-FTE basis.

The increase in net interest income asset sensitivity compared to December 31, 2013 is due to changes in balance sheet composition, particularly variable rate loan growth and increased client deposits, which are expected to be accretive to net interest income in a rising rate environment. See additional discussion related to net interest income in the "Net Interest Income/Margin" section of this MD&A.
We also perform valuation analysis, which we use for discerning levels of risk present in the balance sheet and derivative positions that might not be taken into account in the net interest income simulation horizon. Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows and derivative cash flows minus the discounted present value of liability cash flows, the net of which is referred to as MVE. The sensitivity of MVE to changes in the level of interest rates is a measure of the longer-term repricing risk and options risk embedded in the balance sheet. Similar to the net interest income simulation, MVE uses instantaneous changes in rates. However, MVE values only the current balance sheet and does not incorporate projections that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the MVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios. At December 31, 2014, the MVE profile in

Table 26 indicated a decline in net balance sheet value due to instantaneous upward changes in rates. MVE sensitivity is reported in both upward and downward rate shocks.

Market Value of Equity Sensitivity		Table 26

	Estimated % Change in MVE
	For the Year Ended December 31
(Basis points)	2014	2013
Rate Change
+200	(4.2)%	(8.0)%
+100	(1.5)%	(3.8)%
-25	0.1%	0.8%
The decrease in MVE sensitivity from December 31, 2013 is primarily due to a significant flattening of yield curves, an aging of interest rate swaps, fixed rate debt issuances, faster assumed prepayments, and the annual assumption review of indeterminate maturity deposits. While an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under these rate scenarios, we believe that a gradual shift in interest rates would have a much more modest impact. Since MVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in MVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current year). Further, MVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changing product spreads that could mitigate the impact of changes in interest rates. The net interest income simulation and valuation analyses do not include actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

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
Table 27 presents VAR and Stressed VAR for the year ended December 31, as well as VAR by Risk Factor at December 31, 2014 and 2013:

Value at Risk Profile		Table 27

	Year Ended December 31
(Dollars in millions)	2014	2013
VAR (1-day holding period):
Ending	$1	$3
High	3	8
Low	1	2
Average	2	4

Stressed VAR (10-day holding period):
Ending	$41	$29
High	83	92
Low	18	11
Average	43	27

(Dollars in millions)	December 31, 2014	December 31, 2013
VAR by Risk Factor (1-day holding period):
Equity risk	$1	$2
Interest rate risk	1	2
Credit spread risk	1	2
VAR total (1-day diversified)	1	3

The trading portfolio, measured in terms of VAR, is predominantly comprised of four material sub-portfolios of covered positions: Credit Trading, Fixed Income Securities, Interest Rate Derivatives, and Equity Derivatives. While there were no material changes in composition of the trading portfolio during 2014, there was a reduction in average daily VAR during 2014 compared to 2013. This was driven primarily by lower levels of volatility as well as some risk reducing activities in the trading portfolio. Daily VAR decreased to $1 million at December 31, 2014 compared to $3 million at December 31, 2013. The trading portfolio of covered positions did not contain any correlation trading positions or on- or off-balance sheet securitization positions during 2014.
In accordance with the Market Risk Rule, we evaluate the accuracy of our VAR model through daily backtesting by comparing daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) with the corresponding daily VAR-based measures. As illustrated below for the year ended December 31, 2014, there was one instance in the fourth quarter where trading losses exceeded firmwide VAR which created a backtest exception. This was primarily driven by the widening of credit spreads in the corporate debt markets. The actual number of backtesting exceptions over the preceding 12 months is used to determine the multiplication factor for the VAR-based capital requirement under the Market Risk Rule, whereby the capital multiplication factor increases from a minimum of three to a maximum of four, depending on the number of exceptions. This exception did not result in an increase in the capital multiplication factor.

Firmwide VAR Backtesting
$3
$2
$1
$0
($1)
($2)
($3)
($4)
($5)
$ Millions
Jan-14
Feb-14
Mar-14
Apr-14
May-14
Jun-14
Jul-14
Aug-14
Sep-14
Oct-14
Nov-14
Dec-14
VaR
Trading Gains & Losses

We have valuation policies, procedures, and methodologies for all covered positions. Additionally, reporting of trading positions is in accordance with U.S. GAAP and is subject to independent price verification. See Note 17, "Derivative Financial Instruments" and Note 18, "Fair Value Election and Measurement" to the Consolidated Financial Statements in this Form 10-K, and the "Critical Accounting Policies" section of this MD&A.
Model risk management: Our model risk management approach for validating and evaluating the accuracy of internal and vended models and associated processes includes developmental and implementation testing and ongoing monitoring and maintenance performed by the various model developers in conjunction with model owners. Our MRMG is responsible for the independent model validation for the VAR and stressed VAR models. The validation typically includes evaluation of all model documentation, as well as model monitoring and maintenance plans. In addition, the MRMG performs its own testing. Due to ongoing developments in financial markets, evolution in modeling approaches, and for purposes of model enhancement, we assess the performance of all VAR models regularly through the model monitoring and maintenance process. During 2014, as part of our ongoing model monitoring and maintenance, we enhanced the granularity of the credit curves used in our VAR and Stressed VAR models by adding more tenors and industry sectors.
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
Management and Reporting Framework. We base our governance structure on and mitigate liquidity risk using three lines of defense. Our Corporate Treasury department constitutes the first line of defense, managing consolidated liquidity risks we incur in the course of our business. Under the oversight of the ALCO, Corporate Treasury thereby assumes responsibility for identifying, measuring, monitoring, reporting, and managing our liquidity risks. In so doing, Corporate Treasury develops and implements short- and long-term liquidity management strategies, funding plans, and liquidity stress tests. Corporate Treasury primarily monitors and manages liquidity risk at the Parent Company and Bank levels as the non-bank subsidiaries are relatively small and these subsidiaries ultimately rely upon the Parent Company as a source of liquidity in adverse environments. However, Corporate Treasury also monitors liquidity developments in and maintains a regular dialogue with other legal entities within SunTrust.
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
In September 2014, the Federal Reserve published final rules with respect to LCR requirements. The LCR will require banking organizations to hold unencumbered high quality, liquid assets sufficient to withstand projected cash outflows under a prescribed liquidity stress scenario. These new liquidity rules will be phased in as regulatory requirements and will require that we maintain an LCR above 90% beginning January 1, 2016 and 100% beginning January 1, 2017. We expect to meet or exceed LCR requirements within the regulatory timelines. At December 31, 2014, our LCR was already above the January 1, 2016 requirement of 90%.
In 2011, the Federal Reserve published proposed measures to strengthen regulation and supervision of large bank holding companies and systemically important nonbank financial firms, pursuant to Sections 165 and 166 of the Dodd-Frank Act. In February 2014, the Federal Reserve approved final rules to implement these “enhanced prudential standards” under Regulation YY, which has an effective date of January 1, 2015. These regulations include largely qualitative liquidity risk management practices, including internal liquidity stress testing. We believe that our liquidity risk management and stress testing practices meet or exceed these new standards.
Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. The Bank and the Parent Company borrow in the money markets using instruments such as Fed funds, Eurodollars, and CP. At December 31, 2014, the Parent Company had no CP outstanding and the Bank retained a material cash position in its Federal Reserve account. The Parent Company also retains a material cash position, in accordance with our policies and risk limits, discussed in greater detail below.
Sources of Funds. Our primary source of funds is a large, stable retail deposit base. Core deposits, predominantly made up of consumer and commercial deposits originated primarily from our retail branch network, are our largest and most cost-effective source of funding. Core deposits increased to $139.2 billion at December 31, 2014, from $127.7 billion at December 31, 2013.
We also maintain access to diversified sources for both secured and unsecured wholesale funding. These uncommitted sources include Fed funds purchased from other banks, securities sold under agreements to repurchase, negotiable CDs, offshore deposits, FHLB advances, Global Bank Notes, and CP. Aggregate wholesale funding increased to $19.4 billion at December 31, 2014 from $17.3 billion at December 31, 2013. Net short-term unsecured borrowings, which includes wholesale domestic and foreign deposits as well as Fed funds purchased, decreased to $4.2 billion at December 31, 2014 from $4.9 billion at December 31, 2013.
As mentioned above, the Bank and Parent Company maintain programs to access the debt capital markets. The Parent Company maintains a SEC shelf registration from which it may issue senior or subordinated notes and various capital securities such as common or preferred stock. Our Board has authorized the issuance of up to $5.0 billion of such securities, of which approximately $2.4 billion of issuance capacity remained available at December 31, 2014.
The Bank maintains a Global Bank Note program under which it may issue senior or subordinated debt with various terms. At December 31, 2014, the Bank retained $35.4 billion of remaining capacity to issue notes under the Global Bank Note program.
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
We assess liquidity needs that may occur in both the normal course of business and times of unusual adverse events, considering both on and off-balance sheet arrangements and commitments that may impact liquidity in certain business environments. We have contingency funding scenarios and plans that assess liquidity needs that may arise from certain stress events such as severe economic recessions, financial market disruptions, and credit rating downgrades. In particular, a ratings downgrade could adversely impact the cost and availability of some of our liquid funding sources. Factors that affect our credit ratings include, but are not limited to, the credit risk profile of our assets, the adequacy of our ALLL, the level and stability of our earnings, the liquidity profile of both the Bank and the Parent Company, the economic environment, and the adequacy of our capital base. As illustrated in Table 28, at December 31, 2014, both Moody’s and S&P and Fitch maintained a "Stable" outlook on our credit ratings based on our improving overall risk profile and asset quality, solid liquidity profile, and sound capital position, while Fitch maintained a “Positive” outlook on our credit ratings. Future credit rating downgrades are possible, although not currently anticipated given the “Positive” and “Stable” credit rating outlooks.

Debt Credit Ratings and Outlook			Table 28
December 31, 2014
	Moody’s	S&P	Fitch
SunTrust Banks, Inc.
Short-term	P-2	A-2	F2
Senior long-term	Baa1	BBB+	BBB+
SunTrust Bank
Short-term	P-2	A-2	F2
Senior long-term	A3	A-	BBB+
Outlook	Stable	Stable	Positive
Although the Company's investment portfolio is a use of funds, we manage that investment portfolio primarily as a store of liquidity, maintaining substantially all (approximately 96%) of our securities in liquid and high-grade asset classes such as agency MBS, agency debt, and U.S. Treasury securities; nearly all of those liquid, high-grade securities qualify as high-quality liquid assets under the U.S. LCR Final Rule. At December 31, 2014, the Company's AFS investment portfolio contained $22.2 billion of unencumbered high-quality, liquid securities at book value.
As mentioned above, we maintain contingency funding scenarios to anticipate and manage the likely impact of impaired capital markets access and other adverse liquidity circumstances. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of contingency liquidity. These sources of contingency liquidity include available cash reserves; the ability to sell, pledge, or borrow against unencumbered securities in the Company’s investment portfolio; the capacity to borrow from the FHLB system; and the capacity to borrow at the Federal Reserve Discount Window.
Table 29 presents year end and average balances from these four sources as of and for the years ended December 31, 2014 and 2013. We believe these contingency liquidity sources exceed any contingent liquidity needs measured in our contingency funding scenarios.

Contingency Liquidity Sources			Table 29
	December 31, 2014		December 31, 2013
(Dollars in billions)	As of	Average for the Year Ended ¹	As of	Average for the Year Ended ¹
Excess reserves	$4.5	$3.5	$1.3	$1.6
Free and liquid investment portfolio securities	22.2	13.8	10.0	11.5
FHLB borrowing capacity	8.4	13.2	12.3	13.1
Discount Window borrowing capacity	18.4	19.2	20.8	19.5
Total	$53.5	$49.7	$44.4	$45.7
1 Average based upon month-end data, except excess reserves, which is based upon a daily average.

Parent Company Liquidity. Our primary measure of Parent Company liquidity is the length of time the Parent Company can meet its existing and certain forecasted obligations using its cash resources. We measure and manage this metric, "Months to Required Funding," using forecasts of both normal and adverse conditions. Under adverse conditions, we measure how long the Parent Company can meet its capital and debt service obligations after experiencing material attrition of short-term, unsecured funding and without the support of dividends from the Bank or access to the capital markets. At December 31, 2014, the Parent's Months to Required Funding remained well in excess of current ALCO and Board limits. The BRC regularly reviews this and other liquidity risk metrics. In accordance with these risk limits established by ALCO and the Board, we manage the Parent Company’s liquidity by structuring its net maturity schedule to minimize the amount of debt maturing within a short period of time. No Parent Company debt matured during 2014 and no material Parent Company debt is scheduled to mature in 2015. A majority of the Parent Company’s liabilities are long-term in nature, coming from the proceeds of issuances of our capital securities and long-term senior and subordinated notes.
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
Other Liquidity Considerations. At December 31, 2014, our liability for UTBs was $210 million and the liability for interest related to these UTBs was $20 million. The UTBs represent the difference between tax positions taken or expected to be taken in our tax returns and the benefits recognized and measured in accordance with the relevant accounting guidance for income taxes. The UTBs are based on various tax positions in several jurisdictions, and if taxes related to these positions are ultimately paid, the payments would be made from our normal operating cash flows, likely over multiple years. See additional discussion in Note 14, "Income Taxes," to the Consolidated Financial Statements in this Form 10-K.
As presented in Table 30, we had an aggregate potential obligation of $74.2 billion to our clients in unused lines of credit at December 31, 2014. Commitments to extend credit are arrangements to lend to clients who have complied with predetermined contractual obligations. We also had $3.1 billion in letters of credit at December 31, 2014, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Approximately $1.1 billion of these letters supported variable rate demand obligations at December 31, 2014. Unused commercial lines of credit have increased since December 31, 2013, as we continued to provide credit availability to our clients.

Unfunded Lending Commitments		Table 30
(Dollars in millions)	December 31, 2014	December 31, 2013
Unused lines of credit:
Commercial	$50,122	$43,444
Mortgage commitments [1]	3,259	2,722
Home equity lines	10,858	11,157
CRE	3,302	2,078
Credit card	6,675	4,708
Total unused lines of credit	$74,216	$64,109
Letters of credit:
Financial standby	$2,917	$3,256
Performance standby	121	57
Commercial	32	28
Total letters of credit	$3,070	$3,341
1 Includes IRLC contracts with notional balances of $2.3 billion and $1.8 billion at December 31, 2014 and 2013, respectively.

Other Market Risk
Other sources of market risk include the risk associated with holding residential and commercial mortgage loans, and other loans designated for sale, prior to selling them into the secondary market, commitments to clients to make mortgage loans that will be sold to the secondary market, and our investment in MSRs. We manage the risks associated with the residential mortgage LHFS (i.e., the warehouse) and our IRLCs on residential loans intended for sale. The warehouses and IRLCs consist primarily of fixed and adjustable rate single family residential loans. The risk associated with the warehouses and IRLCs is the potential change in interest rates between the time the customer locks the rate on the anticipated loan and the time the loan is sold on the secondary market, which is typically 60-150 days.
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
MSRs are carried at fair value, with a balance of $1.2 billion and $1.3 billion at December 31, 2014 and 2013, respectively. They are managed within established risk limits and are monitored as part of various governance processes. We originated MSRs with fair values at the time of origination of $178 million and $352 million during 2014 and 2013, respectively. Additionally, we purchased servicing rights valued at approximately $130 million during 2014. We recognized a mark-to-market decrease of $401 million and an increase of $50 million in the fair value of our MSRs during 2014 and 2013, respectively. Increases or decreases in fair value include the decay resulting from the realization of expected monthly net servicing cash flows. We recorded $134 million and $233 million of net losses during 2014 and 2013, respectively, inclusive of decay and related hedges. The decrease in net losses related to MSRs during 2014 compared to 2013 was driven by lower decay, which was a result of a decline in refinance activity due to higher mortgage interest rates.
We also held a total net book value of approximately $9 million and $14 million of non-public equity exposures (direct investments) and other equity-related investments at December 31, 2014 and 2013, respectively. We generally hold these investments as long-term investments. If conditions in the market deteriorate, impairment charges could occur related to these long-term investments and other assets, including but not limited to goodwill and other intangible assets.
OFF-BALANCE SHEET ARRANGEMENTS
See discussion of off-balance sheet arrangements in Note 10, “Certain Transfers of Financial Assets and Variable Interest Entities,” and Note 16, “Guarantees,” to the Consolidated Financial Statements in this Form 10-K.
CONTRACTUAL COMMITMENTS
In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on debt and lease arrangements, contractual commitments for capital expenditures, and service contracts. Table 31 presents our significant contractual obligations at December 31, 2014, except for pension and other postretirement benefit plans, which are included in Note 15, "Employee Benefit Plans," to the Consolidated Financial Statements in this Form 10-K.

					Table 31
	At December 31, 2014
(Dollars in millions)	1 year or less	1-3 years	3-5 years	After 5 years	Total
Consumer and other time deposits [1]	$5,295	$3,843	$1,278	$458	$10,874
Brokered time deposits [1]	162	289	296	211	958
Foreign deposits	375	—	—	—	375
Long-term debt [1,2]	1,817	6,687	2,205	2,304	13,013
Operating leases	205	384	194	328	1,111
Capital leases [1]	2	3	4	—	9
Purchase obligations [3]	421	38	3	—	462
Total	$8,277	$11,244	$3,980	$3,301	$26,802
1 Amounts do not include accrued interest.
2 Amounts do not include capital lease obligations.
3 Amounts represent termination fees for legally binding purchase obligations of $5 million or more. Payments made towards the purchase of goods or services under these purchase obligations totaled $223 million during 2014.

BUSINESS SEGMENTS
The following table presents net income/(loss) for our reportable business segments:

Net Income/(Loss) by Segment			Table 32
	Year Ended December 31
(Dollars in millions)	2014	2013	2012
Consumer Banking and Private Wealth Management	$687	$642	$349
Wholesale Banking	900	822	719
Mortgage Banking	(56)	(527)	(605)

Corporate Other	436	519	1,542
Reconciling Items [1]	(193)	(112)	(47)
Total Corporate Other	243	407	1,495
Consolidated net income	$1,774	$1,344	1,958
1 Includes differences between net income/(loss) reported for each business segment using management accounting practices and U.S. GAAP. Prior period information has been restated to reflect changes in internal reporting methodology and inter-segment transfers. See additional information in Note 20, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-K.

The following table presents average loans and average deposits for our reportable business segments during the years ended December 31:

Average Loans and Deposits by Segment						Table 33
	Average Loans			Average Consumer and Commercial Deposits
(Dollars in millions)	2014	2013	2012	2014	2013	2012
Consumer Banking and Private Wealth Management	$41,694	$40,511	$41,822	$86,249	$84,359	$83,903
Wholesale Banking	62,643	54,141	50,742	43,502	39,577	38,712
Mortgage Banking	26,494	27,974	30,288	2,333	3,206	3,638
Corporate Other	43	31	41	(72)	(66)	(4)
See Note 20, “Business Segment Reporting,” to the Consolidated Financial Statements in this Form 10-K for a discussion of our segment structure, basis of presentation, and internal management reporting methodologies, including the reclassification of RidgeWorth results from the Wholesale Banking segment to Corporate Other during 2014.

BUSINESS SEGMENT RESULTS
Year Ended December 31, 2014 vs. 2013
Consumer Banking and Private Wealth Management
Consumer Banking and Private Wealth Management reported net income of $687 million during the year ended December 31, 2014, an increase of $45 million, or 7%, compared to 2013. The increase in net income was primarily driven by continued improvement in credit quality resulting in lower credit losses and an increase in noninterest income, which in aggregate more than offset a 3% increase in expenses.
Net interest income was $2.6 billion, an increase of $37 million compared to 2013, driven by increased average asset and deposit balances, partially offset by lower rate spreads. Net interest income related to loans increased $3 million, driven by a $1.2 billion increase in average loan balances, partially offset by a six basis point decrease in loan spreads. The increase in average loans was driven by growth in consumer loans, which more than offset home equity line paydowns and a decline in nonaccrual loans. Net interest income related to deposits increased $16 million, or 1%, driven by $1.9 billion, or 2%, increase in average deposit balances, partially offset by a three basis point decrease in deposit spreads. However, favorable deposit mix trends continued as average deposit balances increased in all lower cost account categories, offsetting a $2.0 billion, or 15%, decline in average time deposits. Other funding costs related to other assets improved by $19 million, driven primarily by a decline in funding rates.
Provision for credit losses was $191 million, a decrease of $70 million, or 27%, compared to 2013. The decrease was primarily driven by declines in home equity line and commercial loan net charge-offs, partially offset by an increase in nonguaranteed student loan net charge-offs.
Total noninterest income was $1.5 billion, an increase of $50 million, or 3%, compared to 2013, driven by an increase in retail investment income, trust and investment management, and card fees income, partially offset by a decrease in service charges on deposits.

Total noninterest expense was $2.9 billion, an increase of $86 million, or 3%, compared to 2013. The increase was driven by higher staff expenses related to investment in revenue generating positions, primarily in wealth management-related businesses to help fulfill more of our clients’ wealth and investment management needs. Additionally, higher operating losses and allocated corporate overhead costs were partially offset by a decrease in other operating expenses.

Wholesale Banking
Wholesale Banking reported net income of $900 million for the year ended December 31, 2014, an increase of $78 million, or 9%, compared to 2013. The increase in net income was attributable to an increase in net interest income and a decrease in provision for credit losses, partially offset by an increase in noninterest expense.
Net interest income was $1.8 billion, a $131 million, or 8%, increase compared to 2013, driven by increases in average loan and deposit balances, partially offset by lower rate spreads. Net interest income related to loans increased, as average loan balances grew $8.5 billion, or 16%, led by C&I, CRE, and tax-exempt loans. Net interest income related to client deposits increased as average deposit balances grew $3.9 billion, or 10%, compared to the same period in 2013. Lower cost demand deposits increased $1.8 billion, or 9%, and average combined interest-bearing transaction accounts and money market accounts increased $2.3 billion, or 12%, while average CD balances declined approximately $147 million.
Provision for credit losses was $71 million, a decrease of $53 million, or 43%, from the same period in 2013. The decline reflects the continued improvement in overall Wholesale Banking credit quality and a $56 million decline in net charge-offs, partially offset by an increase in the provision for credit losses recorded in the fourth quarter of 2014 related to the recent decline in oil prices.
Total noninterest income was $1.1 billion and virtually unchanged compared to 2013. A $49 million, or 14%, increase in investment banking income along with higher structured real estate gains, card fees, and non margin loan fees was largely offset by declines in affordable housing partnership revenue and related gains driven by the sale of certain affordable housing properties. Additionally, trading revenue and service charges on treasury related services declined, and impairment charges related to aircraft leases increased during 2014.
Total noninterest expense was $1.5 billion, an increase of $86 million or 6%, compared to 2013. The increase was primarily due to an increase in employee compensation as we continue to invest in talent to better meet our clients’ needs and augment our capabilities, along with a reduction to incentive compensation accruals in the first quarter of 2013. Other expenses increased due to our strategic decision to sell certain legacy investments in affordable housing partnerships in the first quarter of 2014 that resulted in a net $21 million impairment charge during 2014. These increases in expense were partially offset by a decrease in operating losses driven by a $32 million settlement of legal matters during the third quarter of 2013 and lower affordable housing partnership expense.
Mortgage Banking
Mortgage Banking reported a net loss of $56 million for the year ended December 31, 2014, compared to a net loss of $527 million for 2013. During 2014, results included $324 million of pre-tax charges as described in the Form 8-K and other legacy mortgage-related items. Net income as adjusted for those charges would have been $147 million for the year ended December 31, 2014. See Table 34, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," and the "Executive Overview" in this MD&A where Form 8-K and other legacy mortgage-related items are described.
Net interest income was $552 million, an increase of $13 million, or 2%, predominantly due to higher net interest income on loans, partially offset by a decline net interest income on LHFS and deposits. Net interest income on loans increased $37 million mainly due to an increase in loan spreads. This increase was partially offset by a $10 million decline in interest income on LHFS due to a $0.7 billion, or 29%, decrease in average balances which was driven by lower production volume during 2014, partially negated by higher spreads. Additionally, a $14 million decline in income on average deposits was driven by a $0.9 billion, or 27%, decline in average total deposit balances, partially offset by higher spreads.
Provision for credit losses was $81 million, a decrease of $89 million, or 52%, compared to 2013. The improvement was largely attributable to improved credit quality.
Total noninterest income was $473 million, an increase of $71 million, or 18%, compared to 2013. The increase was predominantly driven by higher mortgage servicing and other income, partially offset by lower mortgage production income. Mortgage servicing income of $196 million increased $109 million, driven by lower decay, higher servicing fees and improved net MSR hedge performance. Loans serviced for others were $115.5 billion at December 31, 2014 compared with $106.8 billion at December 31, 2013, up 8%. The increase was largely attributable to the purchase of MSRs during 2014. Mortgage loan production income decreased $113 million due to a decline in production volume driven by lower refinance volume, as well as gain on sale margins, partially offset by a $102 million decline in the mortgage repurchase provision. The mortgage repurchase provision in the third quarter of 2013 included $63 million related to the settlement of certain repurchase claims with the GSEs. Loan origination volume was $16.4 billion for the year ended December 31, 2014, compared to $29.9 billion for 2013, a decrease of $13.5 billion, or 45%. Other income increased $75 million, predominantly driven by gains on the sale of $2.0 billion of government-guaranteed mortgages that were transferred to LHFS during the second quarter of 2014 and subsequently sold during the third quarter of 2014, as well as gains on government-guaranteed loans that were sold in the second quarter of 2014.
Total noninterest expense was $1.1 billion, a decline of $453 million, or 30%, compared to the same period in 2013. Operating losses and collection services decreased $200 million due to a $291 million charge to settle specific mortgage-related legal matters and a $96 million charge related to the increase in our allowance for servicing advances, both recognized in the third quarter of 2013, in addition to a decline in other operating losses. These specific 2013 charges were offset by $324 million of expenses for mortgage-related legal matters in 2014; specifically, HAMP-related charges net of the impact of the progression of other legal-related matters during 2014 and a $145 million legal provision. Total staff expense declined $120 million driven by lower staffing levels reflecting the decline in loan production volumes and ongoing efforts to improve productivity. In addition, lower mortgage production volumes resulted in declines in outside processing cost of $33 million and credit services of $22 million. Additionally, total allocated expense decreased $47 million during 2014.
Corporate Other
Corporate Other net income during the year ended December 31, 2014 was $436 million, a decrease of $83 million, or 16%, compared to 2013. The decrease in income was primarily due to a decline in net interest income and a reduction in the amount of tax benefits resulting from the recognition of discrete items during 2013.
Net interest income during 2014 was $276 million, a decrease of $41 million, or 13%, compared to 2013. The decrease was primarily due to a $31 million decline in commercial loan related swap income and $7 million foregone RidgeWorth net interest income. Average long-term debt increased by $2.4 billion, or 27%, and average short-term borrowings increased by $1.7 billion, or 45%, compared to 2013, driven by balance sheet management activities.
Total noninterest income was $238 million, a decrease of $3 million, or 1%, compared to 2013. The decrease was primarily due to foregone RidgeWorth trust and investment management income and a $17 million increase in losses on the sale of AFS securities driven by a repositioning of the AFS portfolio during 2014. These declines were substantially offset by a $105 million gain on sale of RidgeWorth during the second quarter of 2014.
Total noninterest expense was $87 million, an increase of $1 million, or 1%, compared to 2013. The increase was mainly due to higher severance cost and incentive compensation related to business performance, higher debt issuance costs, and the lower recovery of allocated internal costs. Additionally, operating losses increased due to the reversal of a loss accrual during 2013. These increases were offset by a reduction in expenses due to sale of RidgeWorth.
Years Ended December 31, 2013 vs. 2012
Consumer Banking and Private Wealth Management
Consumer Banking and Private Wealth Management reported net income of $642 million during the year ended December 31, 2013, an increase of $293 million, or 84%, compared to 2012. The increase in net income was driven by continued improvement in credit quality resulting in a lower provision for credit losses and a decline in noninterest expense, which in aggregate, more than offset a decline in revenue.
Net interest income was $2.6 billion during 2013, a decrease of $122 million, or 4%, compared to 2012. The decrease was driven by lower deposit spreads and lower average loan balances. Net interest income related to loans decreased $41 million, or 4%, driven by $1.3 billion, or 3%, decline in average loan balances, and a two basis point decrease in loan spreads. The decline in average loans was driven by the $2.0 billion student loan sale executed in the fourth quarter of 2012 and home equity line paydowns during 2013. These declines were partially offset by increases in other consumer loan categories as a result of higher consumer loan production. Net interest income related to deposits decreased $107 million, or 6%, as deposit spreads decreased 14 basis points. Average deposit balances were essentially flat; however, favorable deposit mix trends continued as lower cost average deposit balances increased, offsetting a $2.4 billion, or 16%, decline in average time deposits. Other funding costs related to other assets improved by $29 million, driven primarily by a decline in funding rates.
Provision for credit losses was $261 million during 2013, a decrease of $322 million, or 55%, compared to 2012. The decrease was driven by declines in net charge-offs of $211 million in home equity lines and $41 million in consumer mortgage loans. Net charge-offs during 2012 included $43 million related to a change in policy which accelerated the timing for charging-off junior lien loans and $31 million related to a change in policy regarding loans discharged in Chapter 7 bankruptcy. The decrease was also partially attributable to a higher credit for allocated provision expense.
Total noninterest income was $1.5 billion during 2013, a decrease of $17 million, or 1%, compared to 2012. The decrease was largely driven by lower service charges on deposits of $17 million and lower card services revenue of $9 million, which were partially offset by increases in wealth management revenue. The decrease in card services revenue was driven by an accounting treatment change in the third quarter of 2012 for card reward costs in which expenses were reclassified to contra-revenue, to offset related revenue.
Total noninterest expense was $2.8 billion during 2013, a decrease of $281 million, or 9%, compared to 2012. The decrease was driven by reductions in staff expense, other operating expenses, and overhead costs. These declines were partially the result of a more efficient branch network and staffing model resulting from reducing the number of branches by 7% during 2013, as progress was made in efforts to better align distribution channels with evolving client preferences.

Wholesale Banking
Wholesale Banking reported net income of $822 million for the year ended December 31, 2013, an increase of $103 million, or 14%, compared to 2012. The increase in net income was attributable to decreases in provision for credit losses and noninterest expense and an increase in net interest income, partially offset by a decrease in noninterest income.
Net interest income was $1.7 billion, a $40 million, or 2%, increase compared to 2012, driven by an increase in average loan and deposit balances. Net interest income related to loans increased, as average loan balances increased $3.4 billion, or 7%, driven by increases in tax-exempt, C&I, and dealer floor plans loans. Average deposit balances increased $865 million, or 2%, compared to the same period in 2012. Favorable trends in deposit mix continued as lower cost demand deposits increased $319 million, or 2%, average combined interest-bearing transaction accounts and money market accounts increased $751 million, or 4%, and time deposits decreased $202 million, or 18%.
Provision for credit losses was $124 million, a decrease of $69 million, or 36%, from 2012. The decrease was driven by declines in CRE, commercial, and residential mortgage loan net charge-offs.
Total noninterest income was $1.1 billion, a decrease of $119 million, or 10%, from the same period in 2012, driven by lower trading revenue and the higher impairment charges related to aircraft leases incurred during 2013. These declines were partially offset by gains on the disposition of affordable housing partnership assets held for sale and higher investment banking fees.
Total noninterest expense was $1.5 billion, a decrease of $177 million, or 11%, compared to 2012 driven by continued declines in other real estate related expense and other credit related expense. These declines in expenses were partially offset by increased operating losses as 2012 included the impact of the favorable settlement of litigation claims. Additionally, 2012 included a $96 million impairment charge related to the planned dispositions of affordable housing partnership assets that were substantially completed during 2013.
Mortgage Banking
Mortgage Banking reported a net loss of $527 million for the year ended December 31, 2013, an improvement of $78 million, or 13%, compared to 2012. The improvement was driven by a lower provision for mortgage repurchases and lower provision for credit losses. These improvements were partially offset by a decrease in mortgage production related and servicing income and an increase in noninterest expense primarily attributable to the recognition of certain legacy mortgage matters.
Net interest income was $539 million during 2013, an increase of $28 million, or 5%, compared to 2012. The increase was predominantly due to higher net interest income on loans that was partially offset by lower deposit and LHFS net interest income. Net interest income on loans increased $46 million, or 14%, due to improved spreads on residential mortgages, as well as nonaccrual and restructured loans. However, average residential mortgage loans decreased $1.5 billion, or 6%, which partially offset the improved spreads. Net interest income on deposits decreased $11 million due to a $432 million decrease, or 12%, in total average deposits. Net interest income on LHFS decreased $9 million due to lower loan spreads, coupled with a $207 million decrease in average balances.
Provision for credit losses was $170 million during 2013, a decrease of $448 million, or 72%, compared to 2012. The improvement was driven by a decline in net charge-offs, partially attributable to the $193 million in net charge-offs related to the transfer of loans to LHFS and subsequent sale of nonperforming residential mortgage loans during 2012. Additionally, policy changes related to second lien home equity loans and discharged Chapter 7 bankruptcy loans added $70 million in aggregate net charge-offs during 2012.

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
Total noninterest expense was $1.5 billion during 2013, an increase of $134 million, or 10%, compared to 2012. Operating losses and collection services increased $234 million due to $291 million in charges to settle certain mortgage-related legal matters and a $96 million charge related to the increase in our allowance for servicing advances recorded during the third quarter of 2013, compared to lower legal and servicing related losses recognized during 2012. These expenses were partially offset by declines in consulting expense of $84 million, predominantly due to lower costs associated with the Federal Reserve Consent Order, staff expense of $33 million, credit services expense of $15 million, and other real estate expense of $14 million. Additionally, total allocated support costs increased $51 million.

Corporate Other
Corporate Other net income during the year ended December 31, 2013 was $519 million, a decrease of $1.0 billion, or 66%, compared to 2012. The decrease was primarily due to the securities gains as a result of the sale of our investment in The Coca-Cola Company stock during 2012 and lower net interest income as a result of maturing commercial loan related-swap income, partially offset by lower provision for income taxes.
Net interest income was $317 million during 2013, a decrease of $84 million, or 21%, compared to 2012. The decrease was driven by lower income from interest rate swaps and a $31 million decrease in foregone dividend income resulting from the sale of The Coca-Cola Company stock in 2012. These declines were partially offset by a decrease in funding costs. Total average assets decreased $1.8 billion, or 6%, primarily driven by a reduction in the securities AFS portfolio due to the aforementioned sale of The Coca-Cola Company stock. Average long-term debt decreased $1.9 billion, or 17%, and average short-term borrowings decreased $1.5 billion, or 27%, compared to 2012. The decline in average long-term debt was primarily due to the repayment of senior and subordinated debt, while the decline in average short-term debt was the result of the repayment of FHLB borrowings.
Total noninterest income was $241 million during 2013, a decrease of $1.9 billion, or 89%, compared to 2012, predominantly due to a $1.9 billion net gain on sale of our investment in The Coca-Cola Company stock in 2012. This decrease was partially offset by a $63 million decline in mark-

to-market valuation losses on our public debt and index-linked CDs carried at fair value.
Total noninterest expense was $86 million during 2013, a decrease of $125 million, or 59% compared to 2012. The decrease in expense was mainly due to a higher recovery of internal cost allocations and declines in severance costs, incentive compensation and employee benefits related to business performance, and operating losses compared to 2012. Additionally, 2012 expenses also included a $38 million charitable contribution of The Coca-Cola Company stock to the SunTrust Foundation and debt extinguishment charges related to the redemption of higher cost trust preferred securities.
The benefit for income taxes was $63 million during 2013 compared to a provision for income taxes of $781 million during 2012. The provision for income taxes for the year 2012 included the income tax impact of the gains on the sale of The Coca-Cola Company stock, while 2013 included the impact of certain audit settlements, statute expirations, tax planning strategies, and changes in tax rates.

FOURTH QUARTER 2014 RESULTS
Quarter Ended December 31, 2014 vs. Quarter Ended December 31, 2013
We reported net income available to common shareholders of $378 million during the fourth quarter of 2014, a decrease of $35 million, or 8%, compared with the same period of the prior year. Earnings per average common diluted share were $0.72 for the fourth quarter of 2014. The fourth quarter of 2014 results include a $145 million legal provision, or $0.17 per share, related to legacy mortgage matters, to increase legal reserves and complete the resolution of a specific matter. Excluding the impact of this expense, adjusted earnings per average common diluted share were $0.88, compared to $0.77 in the fourth quarter of 2013.
During the fourth quarter of 2014, net interest income on a FTE basis was $1.2 billion which was consistent with the fourth quarter of 2013. Net interest margin decreased 24 basis points to 2.96% during the fourth quarter of 2014, compared to the same period in 2013, largely due to a 23 and 26 basis point reduction in loan and investment securities yields, respectively.
The provision for credit losses was $74 million during the fourth quarter of 2014, a decrease of $27 million, or 27%, compared to the fourth quarter of 2013, as asset quality continued to improve due to targeted reductions of NPLs, primarily within the residential and CRE categories, as well as a decline in net charge-offs.
Total noninterest income was $795 million for the fourth quarter of 2014, a decrease of $19 million, or 2%, compared to the fourth quarter of 2013, largely driven by foregone RidgeWorth revenue and lower trading income, partially offset by higher mortgage-related and investment banking income.
Trust and investment management income decreased $47 million during the fourth quarter of 2014 compared to the fourth quarter of 2013, entirely due to foregone revenue resulting from the sale of RidgeWorth. Investment banking income increased $13 million during the fourth quarter of 2014 compared to the fourth quarter of 2013, primarily driven by higher syndicated finance and M&A advisory revenues, partially offset by a decline in equity and fixed income origination fees. Trading income decreased $17 million during the fourth quarter of 2014 compared to the fourth quarter of 2013, primarily driven by lower fixed income-related trading revenue.
Mortgage production related income was $61 million, an increase of $30 million, during the fourth quarter of 2014 compared to the fourth quarter of 2013. The increase was due to a 20% increase in mortgage production volume and a lower mortgage repurchase provision. Mortgage servicing income increased $15 million compared to the fourth quarter of 2013 due to higher servicing fees and improved net hedge performance.
Other noninterest income decreased $13 million during the fourth quarter of 2014 compared to the fourth quarter of 2013, primarily driven by lower gains on the sale of lease financing and other assets, partially offset by lower asset impairment charges.
Total noninterest expense was $1.4 billion during the fourth quarter of 2014 which included the aforementioned $145 million legal provision for legacy mortgage matters. Excluding this legacy mortgage matter, noninterest expense declined $96 million, or 7%, driven by lower employee compensation and benefits expense and, more broadly, our overall efficiency and disciplined expense management focus.
Employee compensation and benefits expense decreased $53 million during the fourth quarter of 2014 compared to the fourth quarter of 2013, primarily due to a decline in salaries, incentive compensation, and employee benefits costs, including medical costs, due to a decline in full-time equivalent employees as a result of our ongoing branch staffing model efficiency improvements and the sale of RidgeWorth.
Other noninterest expense decreased $41 million compared to the fourth quarter of 2013, primarily driven by lower credit and collections services expenses and higher costs related to the resolution of certain legacy mortgage matters recognized in the fourth quarter of 2013.
The income tax provision for the fourth quarter of 2014 was $128 million compared to the income tax provision of $138 million for the fourth quarter of 2013. Excluding the $57 million tax impact of the $145 million legal provision related to legacy mortgage matters in the fourth quarter of 2014, the tax provision was $185 million, which was higher than the fourth quarter of 2013, primarily as a result of higher pre-tax income, resulting in a quarterly effective tax rate of approximately 28%.

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures								Table 34
	Three Months Ended
(Dollars in millions and shares in thousands, except per share data)	2014				2013
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Selected Quarterly Financial Data
Summary of Operations:
Interest income	$1,349	$1,353	$1,346	$1,336	$1,343	$1,339	$1,347	$1,359
Interest expense	138	138	137	132	130	131	136	138
Net interest income	1,211	1,215	1,209	1,204	1,213	1,208	1,211	1,221
Provision for credit losses	74	93	73	102	101	95	146	212
Net interest income after provision for credit losses	1,137	1,122	1,136	1,102	1,112	1,113	1,065	1,009
Noninterest income	795	780	957	791	814	680	858	863
Noninterest expense [1]	1,410	1,259	1,517	1,357	1,361	1,730	1,388	1,352
Income before provision/(benefit) for income taxes	522	643	576	536	565	63	535	520
Provision/(benefit) for income taxes [1]	128	67	173	125	138	(133)	155	162
Net income attributable to noncontrolling interest	—	—	4	6	1	7	3	6
Net income	$394	$576	$399	$405	$426	$189	$377	$352
Net income available to common shareholders	$378	$563	$387	$393	$413	$179	$365	$340
Adjusted net income available to common shareholders [2]	$466	$433	$436	$393	$413	$358	$365	$340
Net interest income - FTE [3]	$1,248	$1,251	$1,244	$1,239	$1,247	$1,240	$1,242	$1,251
Total revenue - FTE [3]	2,043	2,031	2,201	2,030	2,061	1,920	2,100	2,114
Total adjusted revenue - FTE [2,3]	2,043	2,031	2,096	2,030	2,061	1,983	2,100	2,114
Net income per average common share:
Diluted	0.72	1.06	0.72	0.73	0.77	0.33	0.68	0.63
Adjusted diluted [2]	0.88	0.81	0.81	0.73	0.77	0.66	0.68	0.63
Basic	0.72	1.07	0.73	0.74	0.78	0.33	0.68	0.64
Dividends paid per average common share	0.20	0.20	0.20	0.10	0.10	0.10	0.10	0.05
Book value per common share	41.52	40.85	40.18	39.44	38.61	37.85	37.65	37.89
Tangible book value per common share [4]	29.82	29.21	28.64	27.82	27.01	26.27	26.08	26.33
Market capitalization	21,978	20,055	21,344	21,279	19,734	17,427	17,005	15,563
Market price:
High	43.06	40.86	40.84	41.26	36.99	36.29	32.84	29.98
Low	33.97	36.42	36.82	36.23	31.97	31.59	26.97	26.93
Close	41.90	38.03	40.06	39.79	36.81	32.42	31.57	28.81
Selected Average Balances:
Total assets	$188,341	$183,433	$179,820	$176,971	$173,791	$171,838	$172,537	$171,808
Earning assets	167,227	163,688	160,373	157,343	154,567	154,235	153,495	152,471
Loans	133,438	130,747	130,734	128,525	125,649	122,672	121,372	120,882
Consumer and commercial deposits	136,892	132,195	130,472	128,396	127,460	126,618	126,579	127,655
Brokered time and foreign deposits	1,399	1,624	1,893	2,013	2,010	2,007	2,075	2,170
Intangible assets including MSRs	7,623	7,615	7,614	7,666	7,658	7,643	7,455	7,379
MSRs	1,272	1,262	1,220	1,265	1,253	1,232	1,039	957
Preferred stock	1,024	725	725	725	725	725	725	725
Total shareholders’ equity	22,754	22,191	21,994	21,727	21,251	21,027	21,272	21,117
Average common shares - diluted	527,959	533,230	535,486	536,992	537,921	538,850	539,763	539,862
Average common shares - basic	521,775	527,402	529,764	531,162	532,492	533,829	535,172	535,680
Financial Ratios (Annualized):
ROA	0.83%	1.25%	0.89%	0.93%	0.97%	0.44%	0.88%	0.83%
ROE	6.91	10.41	7.29	7.59	7.99	3.49	7.12	6.77
ROTCE [5]	9.62	14.59	10.29	10.78	11.61	5.10	10.35	9.88
Net interest margin - FTE [3]	2.96	3.03	3.11	3.19	3.20	3.19	3.25	3.33
Efficiency ratio 1, [6]	69.00	62.03	68.93	66.83	66.05	90.13	66.07	63.97
Tangible efficiency ratio 1, [7]	68.44	61.69	68.77	66.65	65.84	89.82	65.78	63.68
Adjusted tangible efficiency ratio [1,2,7]	61.34	61.69	63.69	66.65	65.84	65.84	65.78	63.68
Total average shareholders’ equity to total average assets	12.08	12.10	12.23	12.28	12.23	12.24	12.33	12.29
Tangible equity to tangible assets [8]	9.17	8.94	9.07	9.01	9.00	8.98	8.95	9.00
Effective tax rate [1,9]	25	10	30	23	24	NM	29	31

ALLL to period-end total loans	1.46	1.49	1.55	1.58	1.60	1.67	1.75	1.79
Total NPAs to total loans plus OREO, other repossessed assets, and nonperforming LHFS	0.59	0.71	0.80	0.85	0.91	1.04	1.14	1.44
Common dividend payout ratio	27.7	18.8	27.5	13.6	13.0	30.1	14.8	7.9
Capital Ratios:
Tier 1 common equity	9.60%	9.63%	9.72%	9.90%	9.82%	9.94%	10.19%	10.13%
Tier 1 capital	10.80	10.54	10.66	10.88	10.81	10.97	11.24	11.20
Total capital	12.51	12.32	12.53	12.81	12.81	13.04	13.43	13.45
Tier 1 leverage	9.64	9.51	9.56	9.57	9.58	9.46	9.40	9.26

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)

	Three Months Ended
(Dollars in millions, except per share data)	2014				2013
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Reconcilement of Non-U.S. GAAP Measures - Quarterly
Efficiency ratio [1,6]	69.00%	62.03%	68.93%	66.83%	66.05%	90.13%	66.07%	63.97%
Impact of excluding amortization	(0.56)	(0.34)	(0.16)	(0.18)	(0.21)	(0.31)	(0.29)	(0.29)
Tangible efficiency ratio [1,7]	68.44	61.69	68.77	66.65	65.84	89.82	65.78	63.68
Impact of excluding Form 8-K and other legacy mortgage-related items	(7.10)	—	(5.08)	—	—	(23.98)	—	—
Adjusted tangible efficiency ratio [1,2,7]	61.34%	61.69%	63.69%	66.65%	65.84%	65.84%	65.78%	63.68%
ROE	6.91%	10.41%	7.29%	7.59%	7.99%	3.49%	7.12%	6.77%
Impact of removing average intangible assets (net of deferred taxes), excluding MSRs, from average common shareholders' equity	2.71	4.18	3.00	3.19	3.62	1.61	3.23	3.11
ROTCE [5]	9.62%	14.59%	10.29%	10.78%	11.61%	5.10%	10.35%	9.88%
Net interest income	$1,211	$1,215	$1,209	$1,204	$1,213	$1,208	$1,211	$1,221
Taxable-equivalent adjustment	37	36	35	35	34	32	31	30
Net interest income - FTE [3]	1,248	1,251	1,244	1,239	1,247	1,240	1,242	1,251
Noninterest income	795	780	957	791	814	680	858	863
Total revenue - FTE [3]	2,043	2,031	2,201	2,030	2,061	1,920	2,100	2,114
Impact of excluding Form 8-K items	—	—	(105)	—	—	63	—	—
Total adjusted revenue - FTE [2,3]	$2,043	$2,031	$2,096	$2,030	$2,061	$1,983	$2,100	$2,114
Net income available to common shareholders	$378	$563	$387	$393	$413	$179	$365	$340
Impact of excluding Form 8-K and other legacy mortgage-related items	88	(130)	49	—	—	179	—	—
Adjusted net income available to common shareholders [2]	$466	$433	$436	$393	$413	$358	$365	$340
Noninterest income	$795	$780	$957	$791	$814	$680	$858	$863
Impact of excluding Form 8-K items	—	—	(105)	—	—	63	—	—
Adjusted noninterest income [2]	$795	$780	$852	$791	$814	$743	$858	$863
Noninterest expense [1]	$1,410	$1,259	$1,517	$1,357	$1,361	$1,730	$1,388	$1,352
Impact of excluding Form 8-K and other legacy mortgage-related items	(145)	—	(179)	—	—	(419)	—	—
Adjusted noninterest expense [1,2]	$1,265	$1,259	$1,338	$1,357	$1,361	$1,311	$1,388	$1,352
Diluted net income per average common share	$0.72	$1.06	$0.72	$0.73	$0.77	$0.33	$0.68	$0.63
Impact of excluding Form 8-K and other legacy mortgage-related items	0.16	(0.25)	0.09	—	—	0.33	—	—
Adjusted diluted net income per average common share [2]	$0.88	$0.81	$0.81	$0.73	$0.77	$0.66	$0.68	$0.63

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)

Reconcilement of Non-U.S. GAAP Measures - Quarterly (continued)
(Dollars in millions, except per share data)	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Total shareholders’ equity	$23,005	$22,269	$22,131	$21,817	$21,422	$21,070	$21,007	$21,194
Goodwill, net of deferred taxes [10]	(6,123)	(6,127)	(6,131)	(6,184)	(6,183)	(6,189)	(6,195)	(6,200)
Other intangible assets, net of deferred taxes, and MSRs [11]	(1,219)	(1,320)	(1,276)	(1,281)	(1,332)	(1,285)	(1,240)	(1,071)
MSRs	1,206	1,305	1,259	1,251	1,300	1,248	1,199	1,025
Tangible equity	16,869	16,127	15,983	15,603	15,207	14,844	14,771	14,948
Preferred stock	(1,225)	(725)	(725)	(725)	(725)	(725)	(725)	(725)
Tangible common equity	$15,644	$15,402	$15,258	$14,878	$14,482	$14,119	$14,046	$14,223

Total assets	$190,328	$186,818	$182,559	$179,542	$175,335	$171,777	$171,546	$172,435
Goodwill	(6,337)	(6,337)	(6,337)	(6,377)	(6,369)	(6,369)	(6,369)	(6,369)
Other intangible assets including MSRs	(1,219)	(1,320)	(1,277)	(1,282)	(1,334)	(1,287)	(1,244)	(1,076)
MSRs	1,206	1,305	1,259	1,251	1,300	1,248	1,199	1,025
Tangible assets	$183,978	$180,466	$176,204	$173,134	$168,932	$165,369	$165,132	$166,015
Tangible equity to tangible assets [8]	9.17%	8.94%	9.07%	9.01%	9.00%	8.98%	8.95%	9.00%
Tangible book value per common share [4]	$29.82	$29.21	$28.64	$27.82	$27.01	$26.27	$26.08	$26.33

Total loans	$133,112	$132,151	$129,744	$129,196	$127,877	$124,340	$122,031	$120,804
Government-guaranteed loans	(5,459)	(5,965)	(6,081)	(8,828)	(8,961)	(9,016)	(9,053)	(9,205)
Loans held at fair value	(272)	(284)	(292)	(299)	(302)	(316)	(339)	(360)
Total loans, excluding government-guaranteed and fair value loans	$127,381	$125,902	$123,371	$120,069	$118,614	$115,008	$112,639	$111,239
Allowance to total loans, excluding government- guaranteed and fair value loans [12]	1.52%	1.56%	1.62%	1.70%	1.72%	1.80%	1.89%	1.93%

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)
	Year Ended December 31
(Dollars in millions, except per share data)	2014	2013	2012	2011	2010
Reconcilement of Non-U.S. GAAP Measures - Annual
Efficiency ratio [1]	66.74%	71.16%	59.29%	72.02%	67.44%
Impact of excluding amortization	(0.30)	(0.27)	(0.43)	(0.50)	(0.59)
Tangible efficiency ratio [1,7]	66.44	70.89	58.86	71.52	66.85
Impact of excluding Form 8-K and other legacy mortgage-related items	(3.10)	(5.62)	8.05	—	—
Adjusted tangible efficiency ratio [1,2,7]	63.34%	65.27%	66.91%	71.52%	66.85%
ROA	0.97%	0.78%	1.11%	0.38%	0.11%
Impact of excluding Form 8-K and other legacy mortgage-related items	0.01	0.10	(0.43)	—	—
Adjusted ROA [2]	0.98%	0.88%	0.68%	0.38%	0.11%
ROE	8.06%	6.34%	9.56%	2.56%	(0.49)%
Impact of removing average intangible assets (net of deferred taxes), excluding MSRs, from average common shareholders' equity	3.27	2.91	4.46	1.27	(0.27)
ROTCE [5]	11.33%	9.25%	14.02%	3.83%	(0.76%)
Impact of excluding Form 8-K and other legacy mortgage-related items	0.04	1.27	(5.47)	—	—
Adjusted ROTCE [2,5]	11.37%	10.52%	8.55%	3.83%	(0.76%)
Net interest income	$4,840	$4,853	$5,102	$5,065	$4,854
Taxable-equivalent adjustment	142	127	123	114	116
Net interest income - FTE [3]	4,982	4,980	5,225	5,179	4,970
Noninterest income	3,323	3,214	5,373	3,421	3,729
Total revenue - FTE [3]	8,305	8,194	10,598	8,600	8,699
Impact of excluding Form 8-K items	(105)	63	(1,475)	—	—
Total adjusted revenue - FTE [2,3]	$8,200	$8,257	$9,123	$8,600	$8,699
Net income/(loss) available to common shareholders	$1,722	$1,297	$1,931	$495	($87)
Impact of excluding Form 8-K and other legacy mortgage-related items	7	179	(753)	—	—
Adjusted net income/(loss) available to common shareholders [2]	$1,729	$1,476	$1,178	$495	($87)
Total revenue - FTE [3]	$8,305	$8,194	$10,598	$8,600	$8,699
Impact of excluding net securities (losses)/gains	(15)	2	1,974	117	191
Total revenue - FTE, excluding net securities (losses)/gains [3,13]	$8,320	$8,192	$8,624	$8,483	$8,508
Noninterest income	$3,323	$3,214	$5,373	$3,421	$3,729
Impact of excluding Form 8-K items	(105)	63	(1,475)	—	—
Adjusted noninterest income [2]	$3,218	$3,277	$3,898	$3,421	$3,729
Noninterest expense [1]	$5,543	$5,831	$6,284	$6,194	$5,867
Impact of excluding Form 8-K and other legacy mortgage-related items	(324)	(419)	(134)	—	—
Adjusted noninterest expense [1,2]	$5,219	$5,412	$6,150	$6,194	$5,867
Diluted net income/(loss) per average common share	$3.23	$2.41	$3.59	$0.94	($0.18)
Impact of excluding Form 8-K and other legacy mortgage-related items	0.01	0.33	(1.40)	—	—
Adjusted diluted net income/(loss) per average common share [2]	$3.24	$2.74	$2.19	$0.94	($0.18)
At December 31:
Total shareholders’ equity	$23,005	$21,422	$20,985	$20,066	$23,130
Goodwill, net of deferred taxes [10]	(6,123)	(6,183)	(6,206)	(6,190)	(6,189)
Other intangible assets, net of deferred taxes, and MSRs [11]	(1,219)	(1,332)	(949)	(1,001)	(1,545)
MSRs	1,206	1,300	899	921	1,439
Tangible equity	16,869	15,207	14,729	13,796	16,835
Preferred stock	(1,225)	(725)	(725)	(275)	(4,942)
Tangible common equity	$15,644	$14,482	$14,004	$13,521	$11,893

Total assets	$190,328	$175,335	$173,442	$176,859	$172,874
Goodwill	(6,337)	(6,369)	(6,369)	(6,344)	(6,323)
Other intangible assets including MSRs	(1,219)	(1,334)	(956)	(1,017)	(1,571)
MSRs	1,206	1,300	899	921	1,439
Tangible assets	$183,978	$168,932	$167,016	$170,419	$166,419
Tangible equity to tangible assets [8]	9.17%	9.00%	8.82%	8.10%	10.12%
Tangible book value per common share [4]	$29.82	$27.01	$25.98	$25.18	$23.76

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)
	Year Ended December 31
	2014				2013
(Dollars in millions, except per share data)	As Reported	Adjustments		As Adjusted [2]	As Reported	Adjustments		As Adjusted [2]
Reconcilement of Non-U.S. GAAP Measures - Annual
Net interest income	$4,840	$—		$4,840	$4,853	$—		$4,853
Provision for credit losses	342	—		342	553	—		553
Net interest income after provision for credit losses	4,498	—		4,498	4,300	—		4,300
Noninterest Income
Service charges on deposit accounts	645	—		645	657	—		657
Other charges and fees	368	—		368	369	—		369
Card fees	320	—		320	310	—		310
Trust and investment management income	423	—		423	518	—		518
Retail investment services	297	—		297	267	—		267
Investment banking income	404	—		404	356	—		356
Trading income	182	—		182	182	—		182
Mortgage production related income	201	—		201	314	63	[14]	377
Mortgage servicing related income	196	—		196	87	—		87
Gain on sale of subsidiary	105	(105)	[15]	—	—	—		—
Net securities (losses)/gains	(15)	—		(15)	2	—		2
Other noninterest income	197	—		197	152	—		152
Total noninterest income	3,323	(105)		3,218	3,214	63		3,277
Noninterest Expense
Employee compensation and benefits	2,962	—		2,962	2,901	—		2,901
Outside processing and software	741	—		741	746	—		746
Operating losses	441	(324)	[16]	117	503	(323)	[17]	180
Net occupancy expense	340	—		340	348	—		348
Regulatory assessments	142	—		142	181	—		181
Equipment expense	169	—		169	181	—		181
Marketing and customer development	134	—		134	135	—		135
Credit and collection services	91	—		91	264	(96)	[18]	168
Consulting and legal fees	72	—		72	73	—		73
Amortization	25	—		25	23	—		23
Other real estate (income)/expense	(4)	—		(4)	4	—		4
Other noninterest expense [1]	430	—		430	472	—		472
Total noninterest expense	5,543	(324)		5,219	5,831	(419)		5,412
Income before provision for income taxes	2,278	219		2,497	1,683	482		2,165
Provision for income taxes [1]	493	212	[19,20]	705	322	303	[20,21]	625
Income including income attributable to noncontrolling interest	1,785	7		1,792	1,361	179		1,540
Net income attributable to noncontrolling interest	11	—		11	17	—		17
Net income	$1,774	$7		$1,781	$1,344	$179		$1,523
Net income available to common shareholders	$1,722	$7		$1,729	$1,297	$179		$1,476
Net income per average common share - diluted	$3.23	$0.01		$3.24	$2.41	$0.33		$2.74
Total revenue - FTE [3]	$8,305	($105)		$8,200	$8,194	$63		$8,257
Efficiency ratio [1,6]	66.74%	(3.09)%		63.65%	71.16%	(5.62%)		65.54%
Tangible efficiency ratio [1,7]	66.44	(3.10)		63.34	70.89	(5.62)		65.27
Effective tax rate [1]	22	6		28	19	10		29

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)
(Dollars in billions)	December 31, 2014
Reconciliation of Common Equity Tier 1 Ratio
Tier 1 Common Equity - Basel I	$15.6
Adjustments from Basel I to Basel III [22]	—
CET 1 - Basel III [23]	15.6

RWA - Basel I	162.5
Adjustments from Basel I to Basel III [24]	(1.7)
RWA - Basel III [23]	160.8
Resulting Regulatory Capital Ratios
Basel I - Tier 1 common equity ratio	9.60%
Basel III - CET 1 ratio [23]	9.69
1 Amortization expense related to qualified affordable housing investment costs is recognized in provision/(benefit) for income taxes for all periods presented as a result of adoption of a new accounting standard during 2014. Prior to the first quarter of 2014, these amounts were recognized in other noninterest expense, and therefore, for comparative purposes, $16 million, $12 million, $10 million, and $10 million of amortization expense was reclassified to provision/(benefit) for income taxes for the three months ended December 31, 2013, September 30, 2013, June 30, 2013, and March 31, 2013, respectively, and $49 million, $39 million, $40 million, and $44 million for the years ended December 31, 2013, 2012, 2011, and 2010, respectively. See Note 1, "Significant Accounting Policies," to the Consolidated Financial Statements in this Form 10-K for additional information.
2 We present certain income statement categories and also total adjusted revenue-FTE, adjusted noninterest income, adjusted noninterest expense, adjusted net income per average common diluted share, adjusted net income, adjusted net income available to common shareholders, an adjusted efficiency ratio, an adjusted tangible efficiency ratio, adjusted ROA, adjusted ROTCE, and the effective tax rate, excluding Form 8-K items and other legacy mortgage-related items. We believe these measures are useful to investors because it removes the effect of material items impacting the periods' results and is more reflective of normalized operations as it reflects results that are primarily client relationship and client transaction driven. Removing these items also allows investors to compare our results to other companies in the industry that may not have had similar items impacting their results. Additional detail on certain of these items can be found in the Form 8-Ks filed with the SEC on January, 5, 2015, September 9, 2014, July 3, 2014, and October 10, 2013.
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
4 We present a tangible book value per common share that excludes the after-tax impact of purchase accounting intangible assets and also excludes preferred stock from tangible equity. We believe this measure is useful to investors because, by removing the effect of intangible assets that result from merger and acquisition activity as well as preferred stock (the level of which may vary from company to company), it allows investors to more easily compare our common stock book value to other companies in the industry.
5 We present ROTCE to exclude intangible assets (net of deferred taxes), except for MSRs, from average common shareholders' equity. We believe this measure is useful to investors because, by removing the effect of intangible assets, except for MSRs, (the level of which may vary from company to company), it allows investors to more easily compare our ROE to other companies in the industry who present a similar measure. We also believe that removing intangible assets (net of deferred taxes), except for MSRs, is a more relevant measure of the return on our common shareholders' equity.
6 Computed by dividing noninterest expense by total revenue - FTE. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources.
7 We present a tangible efficiency ratio which excludes amortization. We believe this measure is useful to investors because it allows investors to more easily compare our efficiency to other companies in the industry. This measure is utilized by us to assess our efficiency and that of our lines of business.
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
9 The calculated effective tax rate for the three months ended September 30, 2013, which was negative, was considered to be not meaningful, or "NM."
10 Net of deferred taxes of $214 million, $210 million, $206 million, and $193 million at December 31, 2014, September 30, 2014, June 30, 2014, and March 31, 2014, respectively. Net of deferred taxes of $186 million, $180 million, $174 million, and $169 million at December 31, 2013, September 30, 2013, June 30, 2013, and March 31, 2013, respectively. Net of deferred taxes of $163 million, $154 million, and $134 million at December 31, 2012, 2011, and 2010, respectively.
11 Net of deferred taxes of $0, $0, $1 million, and $1 million at December 31, 2014, September 30, 2014, June 30, 2014, and March 31, 2014, respectively. Net of deferred taxes of $2 million, $2 million, $4 million, and $5 million at December 31, 2013, September 30, 2013, June 30, 2013, and March 31, 2013, respectively. Net of deferred taxes of $7 million, $16 million, and $26 million at December 31, 2012, 2011, and 2010, respectively.
12 We present a ratio of allowance to total loans, excluding government-guaranteed and fair value loans. We believe that this presentation more appropriately reflects the relationship between the ALLL and loans that attract an allowance. No allowance is recorded for loans held at fair value or loans guaranteed by a government agency for which we assume nominal risk of principal loss.
13 We present total revenue - FTE excluding net securities (losses)/gains. Total Revenue is calculated as net interest income - FTE plus noninterest income. Net interest income is presented on an FTE basis, which adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. We also believe that revenue without net securities (losses)/gains is more indicative of our performance because it isolates income that is primarily client relationship and client transaction driven and is more indicative of normalized operations.
14 Reflects the pre-tax impact of mortgage repurchase settlements with Fannie Mae and Freddie Mac during the third quarter of 2013, announced in Form 8-K filed with the SEC on October 10, 2013, and impacts the Mortgage Banking segment.
15 Reflects the pre-tax gain on sale of asset management subsidiary during the second quarter of 2014 that impacts the Corporate Other segment. See Note 2, "Acquisitions/Dispositions," to the Consolidated Financial Statements in this Form 10-K for additional information related to the sale of RidgeWorth, as well as our Form 8-K that was filed with the SEC on July 3, 2014.
16 Reflects the pre-tax impact from legacy mortgage-related matters during the fourth quarter of 2014 and the settlement of the mortgage modification investigation during the second quarter of 2014, further detailed in Form 8-Ks filed with the SEC on January 5, 2015 and July 3, 2014, respectively, as well as other legacy mortgage-related items during the second quarter of 2014, which impact the Mortgage Banking segment.
17 Reflects the pre-tax impact from the settlement of certain legal and regulatory matters during the third quarter of 2013, announced in Form 8-K filed with the SEC on October 10, 2013, and primarily impacts the Mortgage Banking segment.
18 Reflects the pre-tax impact from the mortgage servicing advances allowance increase during the third quarter of 2013, announced in Form 8-K filed with the SEC on October 10, 2013, and impacts the Mortgage Banking segment.
19 Includes a $130 million income tax benefit related to the completion of a tax authority examination in the third quarter of 2014 that impacts the Corporate Other segment. Additional detail on this item can be found in Form 8-K filed with the SEC on September 9, 2014.
20 Includes the income tax impact on above items.
21 Includes a $113 million net tax benefit related to subsidiary reorganization and other tax matters during the third quarter of 2013, as disclosed in Form 8-K filed with the SEC on October 10, 2013, and impacts the Corporate Other segment.
22 Relates to the treatment of mortgage servicing assets essentially offset by certain disallowed DTAs.
23 The Basel III calculations of CET 1, RWA, and the CET 1 ratio are based upon our interpretation of the final Basel III rules published by the Federal Reserve during October 2013, on a fully phased in basis.
24 The largest differences between our RWA as calculated under Basel I compared to Basel III (on a fully phased in basis) relate to the risk-weightings for derivatives, unfunded commitments, letters of credit, certain commercial loans, and mortgage servicing assets.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See the “Enterprise Risk Management” section of the MD&A in this Form 10-K, which is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SunTrust Banks, Inc.

We have audited the accompanying consolidated balance sheets of SunTrust Banks, Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SunTrust Banks, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SunTrust Banks, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 24, 2015 expressed an unqualified opinion thereon.
 /s/ Ernst & Young LLP

Atlanta, Georgia
February 24, 2015

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SunTrust Banks, Inc.

We have audited SunTrust Banks, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). SunTrust Banks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, SunTrust Banks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SunTrust Banks, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 24, 2015 expressed an unqualified opinion thereon.
 /s/ Ernst & Young LLP

Atlanta, Georgia
February 24, 2015

SunTrust Banks, Inc.
Consolidated Statements of Income

	Year Ended December 31
(Dollars in millions and shares in thousands, except per share data)	2014	2013	2012
Interest Income
Interest and fees on loans	$4,617	$4,633	$5,035
Interest and fees on loans held for sale	78	107	112
Interest and dividends on securities available for sale	613	579	655
Trading account interest and other	76	69	65
Total interest income	5,384	5,388	5,867
Interest Expense
Interest on deposits	235	291	429
Interest on long-term debt	270	210	299
Interest on other borrowings	39	34	37
Total interest expense	544	535	765
Net interest income	4,840	4,853	5,102
Provision for credit losses	342	553	1,395
Net interest income after provision for credit losses	4,498	4,300	3,707
Noninterest Income
Service charges on deposit accounts	645	657	676
Other charges and fees	368	369	402
Card fees	320	310	316
Trust and investment management income	423	518	512
Retail investment services	297	267	241
Investment banking income	404	356	342
Trading income	182	182	211
Mortgage production related income	201	314	343
Mortgage servicing related income	196	87	260
Gain on sale of subsidiary	105	—	—
Net securities (losses)/gains	(15)	2	1,974
Other noninterest income	197	152	96
Total noninterest income	3,323	3,214	5,373
Noninterest Expense
Employee compensation	2,576	2,488	2,603
Employee benefits	386	413	474
Outside processing and software	741	746	710
Operating losses	441	503	277
Net occupancy expense	340	348	359
Regulatory assessments	142	181	233
Equipment expense	169	181	188
Marketing and customer development	134	135	184
Credit and collection services	91	264	239
Consulting and legal fees	72	73	165
Amortization	25	23	46
Other real estate (income)/expense	(4)	4	140
Net loss on debt extinguishment	—	—	16
Other noninterest expense [1]	430	472	650
Total noninterest expense	5,543	5,831	6,284
Income before provision for income taxes	2,278	1,683	2,796
Provision for income taxes [1]	493	322	812
Net income including income attributable to noncontrolling interest	1,785	1,361	1,984
Net income attributable to noncontrolling interest	11	17	26
Net income	$1,774	$1,344	$1,958
Net income available to common shareholders	$1,722	$1,297	$1,931
Net income per average common share:
Diluted	$3.23	$2.41	$3.59
Basic	3.26	2.43	3.62
Dividends declared per common share	0.70	0.35	0.20
Average common shares - diluted	533,391	539,093	538,061
Average common shares - basic	527,500	534,283	534,149
1 Amortization expense related to qualified affordable housing investment costs is recognized in provision for income taxes for each of the periods presented as allowed by an accounting standard adopted in 2014. Prior to 2014, these amounts were recognized in other noninterest expense.

See Notes to Consolidated Financial Statements.

SunTrust Banks, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31
(Dollars in millions)	2014	2013	2012
Net income	$1,774	$1,344	$1,958
Components of other comprehensive income/(loss):
Change in net unrealized gains/(losses) on securities, net of tax of $218, ($349), and ($738), respectively	375	(597)	(1,343)
Change in net unrealized losses on derivatives, net of tax of ($106), ($148), and ($25), respectively	(182)	(253)	(37)
Change related to employee benefit plans, net of tax of ($15), $147, and ($35), respectively	(26)	252	(60)
Total other comprehensive income/(loss)	167	(598)	(1,440)
Total comprehensive income	$1,941	$746	$518
See Notes to Consolidated Financial Statements.

SunTrust Banks, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
(Dollars in millions and shares in thousands, except per share data)	2014	2013
Assets
Cash and due from banks	$7,047	$4,258
Federal funds sold and securities borrowed or purchased under agreements to resell	1,160	983
Interest-bearing deposits in other banks	22	22
Cash and cash equivalents	8,229	5,263
Trading assets and derivatives [1]	6,202	5,040
Securities available for sale [2]	26,770	22,542
Loans held for sale [3] ($1,892 and $1,378 at fair value at December 31, 2014 and 2013, respectively)	3,232	1,699
Loans [4] ($272 and $302 at fair value at December 31, 2014 and 2013, respectively)	133,112	127,877
Allowance for loan and lease losses	(1,937)	(2,044)
Net loans	131,175	125,833
Premises and equipment	1,508	1,565
Goodwill	6,337	6,369
Other intangible assets (MSRs at fair value: $1,206 and $1,300 at December 31, 2014 and 2013, respectively)	1,219	1,334
Other assets	5,656	5,690
Total assets	$190,328	$175,335

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$41,096	$38,800
Interest-bearing deposits (CDs at fair value: $0 and $764 at December 31, 2014 and 2013, respectively)	99,471	90,959
Total deposits	140,567	129,759
Funds purchased	1,276	1,192
Securities sold under agreements to repurchase	2,276	1,759
Other short-term borrowings	5,634	5,788
Long-term debt [5] ($1,283 and $1,556 at fair value at December 31, 2014 and 2013, respectively)	13,022	10,700
Trading liabilities and derivatives	1,227	1,181
Other liabilities	3,321	3,534
Total liabilities	167,323	153,913
Preferred stock, no par value	1,225	725
Common stock, $1.00 par value	550	550
Additional paid in capital	9,089	9,115
Retained earnings	13,295	11,936
Treasury stock, at cost, and other [6]	(1,032)	(615)
Accumulated other comprehensive loss, net of tax	(122)	(289)
Total shareholders’ equity	23,005	21,422
Total liabilities and shareholders’ equity	$190,328	$175,335

Common shares outstanding [7]	524,540	536,097
Common shares authorized	750,000	750,000
Preferred shares outstanding	12	7
Preferred shares authorized	50,000	50,000
Treasury shares of common stock	25,381	13,824

[1] Includes trading securities pledged as collateral where counterparties have the right to sell or repledge the collateral	$1,316	$815
[2] Includes securities AFS pledged as collateral where counterparties have the right to sell or repledge the collateral	369	—
[3] Includes loans held for sale of consolidated VIEs, at fair value	—	261
[4] Includes loans of consolidated VIEs	288	327
[5] Includes debt of consolidated VIEs ($0 and $256 at fair value at December 31, 2014 and 2013, respectively)	302	597
[6] Includes noncontrolling interest	108	119
[7] Includes restricted shares	2,930	3,984

See Notes to Consolidated Financial Statements.

SunTrust Banks, Inc.
Consolidated Statements of Shareholders’ Equity

(Dollars and shares in millions, except per share data)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other [1]	Accumulated Other Comprehensive (Loss)/Income [2]	Total
Balance, January 1, 2012	$275	537	$550	$9,306	$8,978	($792)	$1,749	$20,066
Net income	—	—	—	—	1,958	—	—	1,958
Other comprehensive loss	—	—	—	—	—	—	(1,440)	(1,440)
Change in noncontrolling interest	—	—	—	—	—	7	—	7
Common stock dividends, $0.20 per share	—	—	—	—	(107)	—	—	(107)
Preferred stock dividends [3]	—	—	—	—	(12)	—	—	(12)
Issuance of preferred stock	450	—	—	(12)	—	—	—	438
Exercise of stock options and stock compensation expense	—	1	—	(44)	—	65	—	21
Restricted stock activity	—	1	—	(63)	—	69	—	6
Amortization of restricted stock compensation	—	—	—	—	—	30	—	30
Issuance of stock for employee benefit plans and other	—	—	—	(13)	—	31	—	18
Balance, December 31, 2012	$725	539	$550	$9,174	$10,817	($590)	$309	$20,985
Net income	—	—	—	—	1,344	—	—	1,344
Other comprehensive loss	—	—	—	—	—	—	(598)	(598)
Change in noncontrolling interest	—	—	—	—	—	5	—	5
Common stock dividends, $0.35 per share	—	—	—	—	(188)	—	—	(188)
Preferred stock dividends [3]	—	—	—	—	(37)	—	—	(37)
Acquisition of treasury stock	—	(5)	—	—	—	(150)	—	(150)
Exercise of stock options and stock compensation expense	—	1	—	(27)	—	43	—	16
Restricted stock activity	—	1	—	(35)	—	39	—	4
Amortization of restricted stock compensation	—	—	—	—	—	32	—	32
Issuance of stock for employee benefit plans and other	—	—	—	3	—	6	—	9
Balance, December 31, 2013	$725	536	$550	$9,115	$11,936	($615)	($289)	$21,422
Net income	—	—	—	—	1,774	—	—	1,774
Other comprehensive income	—	—	—	—	—	—	167	167
Change in noncontrolling interest	—	—	—	—	—	5	—	5
Common stock dividends, $0.70 per share	—	—	—	—	(371)	—	—	(371)
Preferred stock dividends [3]	—	—	—	—	(42)	—	—	(42)
Issuance of preferred stock	500	—	—	(4)	—	—	—	496
Acquisition of treasury stock	—	(12)	—	—	—	(458)	—	(458)
Exercise of stock options and stock compensation expense	—	1	—	(16)	—	20	—	4
Restricted stock activity	—	—	—	18	(2)	1	—	17
Amortization of restricted stock compensation	—	—	—	—	—	27	—	27
Change in equity related to the sale of subsidiary	—	—	—	(23)	—	(16)	—	(39)
Issuance of stock for employee benefit plans and other	—	—	—	(1)	—	4	—	3
Balance, December 31, 2014	$1,225	525	$550	$9,089	$13,295	($1,032)	($122)	$23,005

1 At December 31, 2014, includes ($1,119) million for treasury stock, ($21) million for compensation element of restricted stock, and $108 million for noncontrolling interest.
At December 31, 2013, includes ($684) million for treasury stock, ($50) million for compensation element of restricted stock, and $119 million for noncontrolling interest.
At December 31, 2012, includes ($656) million for treasury stock, ($48) million for compensation element of restricted stock, and $114 million for noncontrolling interest.
2 At December 31, 2014, includes $298 million in unrealized net gains on AFS securities, $97 million in unrealized net gains on derivative financial instruments, and ($517) million related to employee benefit plans.
At December 31, 2013, includes ($77) million in unrealized net gains on AFS securities, $279 million in unrealized net gains on derivative financial instruments, and ($491) million related to employee benefit plans.
At December 31, 2012, includes $520 million in unrealized net gains on AFS securities, $532 million in unrealized net gains on derivative financial instruments, and ($743) million related to employee benefit plans.
3 For the year ended December 31, 2014, dividends were $4,056 per share for both Perpetual Preferred Stock Series A and B, and $5,875 per share for Perpetual Preferred Stock Series E.
For the year ended December 31, 2013, dividends were $4,056 per share for both Perpetual Preferred Stock Series A and B, and $5,793 per share for Perpetual Preferred Stock Series E.
For the year ended December 31, 2012, dividends were $4,052 per share for both Perpetual Preferred Stock Series A and B.

See Notes to Consolidated Financial Statements.

SunTrust Banks, Inc. Consolidated Statements of Cash Flows

	Year Ended December 31
(Dollars in millions)	2014	2013	2012
Cash Flows from Operating Activities
Net income including income attributable to noncontrolling interest	$1,785	$1,361	$1,984
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sale of subsidiary	(105)	—	—
Depreciation, amortization, and accretion	693	708	757
Goodwill impairment	—	—	7
Origination of mortgage servicing rights	(178)	(352)	(336)
Provisions for credit losses and foreclosed property	364	605	1,535
Mortgage repurchase provision	12	114	713
Deferred income tax expense	99	495	194
Stock-based compensation	54	53	62
Net loss on extinguishment of debt	—	—	16
Net securities losses/(gains)	15	(2)	(1,974)
Net gain on sale of loans held for sale, loans, and other assets	(343)	(267)	(1,063)
Net (increase)/decrease in loans held for sale	(1,567)	2,104	194
Net (increase)/decrease in trading assets	(1,529)	770	170
Net (increase)/decrease in other assets	(51)	(533)	807
Net decrease in other liabilities	(431)	(846)	(1,053)
Net cash (used in)/provided by operating activities	(1,182)	4,210	2,013

Cash Flows from Investing Activities
Proceeds from maturities, calls, and paydowns of securities available for sale	4,707	5,522	7,371
Proceeds from sales of securities available for sale	2,470	2,063	4,300
Purchases of securities available for sale	(11,039)	(9,215)	(5,814)
Proceeds from sales of auction rate securities	59	8	—
Net increase in loans, including purchases of loans	(9,843)	(8,409)	(6,400)
Proceeds from sales of loans	4,090	819	4,916
Purchases of mortgage servicing rights	(130)	—	—
Capital expenditures	(147)	(200)	(206)
Payments related to acquisitions, including contingent consideration	(11)	(3)	(12)
Proceeds from sale of subsidiary	193	—	—
Proceeds from the sale of other real estate owned and other assets	378	472	585
Net cash (used in)/provided by investing activities	(9,273)	(8,943)	4,740

Cash Flows from Financing Activities
Net increase/(decrease) in total deposits	10,808	(2,557)	4,394
Net increase/(decrease) in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	447	3,245	(5,972)
Proceeds from long-term debt	2,574	1,564	4,000
Repayments of long-term debt	(53)	(155)	(5,772)
Proceeds from the issuance of preferred stock	496	—	438
Repurchase of common stock	(458)	(150)	—
Common and preferred dividends paid	(409)	(225)	(119)
Incentive compensation related activity	16	17	26
Net cash provided by/(used in) financing activities	13,421	1,739	(3,005)
Net increase/(decrease) in cash and cash equivalents	2,966	(2,994)	3,748
Cash and cash equivalents at beginning of period	5,263	8,257	4,509
Cash and cash equivalents at end of period	$8,229	$5,263	$8,257

Supplemental Disclosures:
Interest paid	$534	$533	$774
Income taxes paid	380	168	607
Income taxes refunded	(219)	(99)	(1)
Loans transferred from loans held for sale to loans	44	43	71
Loans transferred from loans to loans held for sale	3,280	280	3,695
Loans transferred from loans and loans held for sale to other real estate owned	148	255	399
Amortization of deferred gain on sale leaseback of premises	53	58	67
Non-cash impact of the deconsolidation of CLO	282	—	—

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
General
SunTrust, one of the nation's largest commercial banking organizations, is a financial services holding company with its headquarters in Atlanta, Georgia. Through its principal subsidiary, SunTrust Bank, the Company offers a full line of financial services for consumers and businesses, including deposit, credit, mortgage banking, and trust and investment services. Additional subsidiaries provide asset and wealth management, securities brokerage and capital market services. SunTrust operates primarily within Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia. In certain businesses, SunTrust also operates in select markets nationally. SunTrust provides clients with a selection of technology-based banking channels, including the internet, mobile, ATMs, and telebanking. SunTrust’s client base encompasses a broad range of individuals and families, businesses, institutions, and governmental agencies. SunTrust operated under the following business segments during 2014: Consumer Banking and Private Wealth Management, Wholesale Banking, and Mortgage Banking, with functional activities included in Corporate Other. For additional information on the Company’s business segments, see Note 20, “Business Segment Reporting.”

Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of significant intercompany accounts and transactions.
The Company holds VIs, which are contractual ownership or other interests that change with changes in the fair value of a VIE's net assets. The Company consolidates a VIE if it is the primary beneficiary, which is the party that has both the power to direct the activities that most significantly impact the financial performance of the VIE and the obligation to absorb losses or rights to receive benefits through its VIs that could potentially be significant to the VIE. To determine whether or not a VI held by the Company could potentially be significant to the VIE, both qualitative and quantitative factors regarding the nature, size, and form of the Company's involvement with the VIE are considered. The assessment of whether or not the Company is the primary beneficiary of a VIE is performed on an ongoing basis. The Company consolidates VOEs, which are entities that are not VIEs and are controlled through the Company's equity interests or by other means.
Investments in companies which are not VIEs, or where the Company is not the primary beneficiary of a VIE, that the Company has the ability to exercise significant influence over operating and financing decisions, are accounted for using the equity method of accounting. These investments are included in other assets in the Consolidated Balance Sheets at cost, adjusted to reflect the Company's portion of income, loss, or dividends of the investee. Equity investments that do not meet the criteria to be accounted for under the equity method and that do not result in consolidation of the investee are accounted for under the cost method. Cost method investments are included in other assets in the Consolidated Balance Sheets and dividends received or receivable from these investments are included as a component of other noninterest income in the Consolidated Statements of Income.
Results of operations of acquired entities are included from the date of acquisition. Results of operations associated with entities or net assets sold are included through the date of disposition. The Company reports any noncontrolling interests in its subsidiaries in the equity section of the Consolidated Balance Sheets and separately presents the income or loss attributable to the noncontrolling interest of a consolidated subsidiary in its Consolidated Statements of Income. Assets and liabilities of an acquired entity are initially recorded at their estimated fair values at the date of acquisition.
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

Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks, interest-bearing deposits at other banks, Fed funds sold, and securities borrowed and purchased under agreements to resell. Cash and cash equivalents have maturities of three months or less, and accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

Securities and Trading Activities
Debt securities and marketable equity securities are classified at trade date as trading or securities AFS. Trading assets and liabilities are carried at fair value with changes in fair value recognized within noninterest income. Securities AFS are used as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle. Interest income and dividends on securities are recognized in interest income on an accrual basis. Premiums and discounts on debt securities are amortized as an adjustment to yield over the estimated life of the security. Securities AFS are carried at fair value with unrealized gains and losses, net of any tax effect, included in AOCI as a component of shareholders’ equity. Realized gains and losses, including OTTI, are determined using the specific identification method and are recognized as a component of noninterest income in the Consolidated Statements of Income.
On a quarterly basis, securities AFS are reviewed for OTTI. In determining whether OTTI exists for securities in an unrealized loss position, the Company assesses whether it has the intent to sell the security or, for debt securities, the Company assesses the likelihood of selling the security prior to the recovery of its amortized cost basis. If the Company intends to sell the debt security or it is more-likely-than-not that the Company will be required to sell the debt security prior to the recovery of its

Notes to Consolidated Financial Statements, continued

amortized cost basis, the debt security is written down to fair value, and the full amount of any impairment charge is recognized as a component of noninterest income in the Consolidated Statements of Income. If the Company does not intend to sell the debt security and it is more-likely-than-not that the Company will not be required to sell the debt security prior to recovery of its amortized cost basis, only the credit component of any impairment of a debt security is recognized as a component of noninterest income in the Consolidated Statements of Income, with the remaining impairment recorded in OCI.
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

Loans Held for Sale
The Company’s LHFS generally includes certain residential mortgage loans, commercial loans, consumer indirect loans and student loans. Loans are initially classified as LHFS when they are identified as being available for immediate sale and a formal plan exists to sell them. LHFS are recorded at either fair value, if elected, or the lower of cost or fair value on an individual loan basis. Origination fees and costs for LHFS recorded at LOCOM are capitalized in the basis of the loan and are included in the calculation of realized gains and losses upon sale. Origination fees and costs are recognized in earnings at the time of origination for LHFS that are elected to be measured at fair value. Fair value is derived from observable current market prices, when available, and includes loan servicing value. When observable market prices are not available, the Company uses judgment and estimates fair value using internal models, in which the Company uses its best estimates of assumptions it believes would be used by market participants in estimating fair value. Adjustments to reflect unrealized gains and losses resulting from changes in fair value and realized gains and losses upon ultimate sale of the loans are classified as noninterest income in the Consolidated Statements of Income.
The Company may transfer certain residential mortgage loans, commercial loans, student loans, and consumer indirect loans to a held for sale classification at LOCOM. At the time of transfer, any credit losses subject to charge-off in accordance with the Company's policy are recorded as a reduction in the ALLL. Any further or subsequent losses, including those related to interest rate or liquidity related valuation adjustments, are recorded as a component of noninterest income in the Consolidated Statements of Income. The Company may also transfer loans from held for sale to held for investment. At the time of transfer, any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield using the effective yield method, unless the loan was elected upon origination to be accounted for at fair value. If a held for sale loan for which fair value accounting was elected is transferred to held for investment, it will continue to be accounted for at fair value in the held for investment portfolio. For additional information on the Company’s LHFS activities, see Note 6, “Loans.”

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
Commercial loans (C&I, CRE, and commercial construction) are considered to be past due when payment is not received from the borrower by the contractually specified due date. The Company typically classifies commercial loans as nonaccrual when one of the following events occurs: (i) interest or principal has been past due 90 days or more, unless the loan is both well secured and in the process of collection; (ii) collection of recorded interest or principal is not anticipated; or (iii) income for the loan is recognized on a cash basis due to the deterioration in the financial condition of the debtor. When a loan is placed on nonaccrual, accrued interest is reversed against interest income. Interest income on nonaccrual loans, if recognized, is recognized after the principal has been reduced to zero. If and when commercial borrowers demonstrate the ability to repay a loan classified as nonaccrual in accordance with its contractual terms, the loan may be returned to accrual status upon meeting all regulatory, accounting, and internal policy requirements.
Consumer loans (guaranteed and private student loans, other direct, indirect, and credit card) are considered to be past due when payment is not received from the borrower by the contractually specified due date. Guaranteed student loans continue to accrue interest regardless of delinquency status because collection of principal and interest is reasonably assured. Other direct and indirect loans are typically placed on nonaccrual when payments have been past due for 90 days or more except when the borrower has declared bankruptcy, in which case, they are moved to nonaccrual status once they become 60 days past due. When a loan is placed on nonaccrual, accrued interest is reversed against interest income. Interest income on nonaccrual loans, if recognized, is recognized on a cash basis. Nonaccrual consumer loans are typically returned to accrual status once they are no longer past due.

Notes to Consolidated Financial Statements, continued

Residential loans (guaranteed and nonguaranteed residential mortgages, home equity products, and residential construction) are considered to be past due when a monthly payment is due and unpaid for one month. Guaranteed residential mortgages continue to accrue interest regardless of delinquency status because collection of principal and interest is reasonably assured. Nonguaranteed residential mortgages and residential construction loans are generally placed on nonaccrual when three payments are past due. Home equity products are generally placed on nonaccrual when payments are 90 days past due. The exceptions for nonguaranteed residential mortgages, residential construction loans, and home equity products are: (i) when the borrower has declared bankruptcy, in which case, they are moved to nonaccrual status once they become 60 days past due; (ii) loans discharged in Chapter 7 bankruptcy that have not been reaffirmed by the borrower, in which case, they are moved to nonaccrual status immediately; and (iii) second lien loans which are classified as nonaccrual when the first lien loan is classified as nonaccrual even if the second lien loan is performing. When a loan is placed on nonaccrual, accrued interest is reversed against interest income. Interest income on nonaccrual loans, if recognized, is recognized on a cash basis. Nonaccrual residential loans are typically returned to accrual status once they no longer meet the delinquency threshold that resulted in them initially being moved to nonaccrual status, with the exception of the aforementioned Chapter 7 bankruptcy loans, which remain on nonaccrual until there is six months of payment performance following discharge by the bankruptcy court.
TDRs are loans in which the borrower is experiencing financial difficulty at the time of restructure and the borrower received an economic concession either from the Company or as the product of a bankruptcy court order. To date, the Company’s TDRs have been predominantly first and second lien residential mortgages and home equity lines of credit. Prior to granting a modification of a borrower’s loan terms, the Company performs an evaluation of the borrower’s financial condition and ability to service under the potential modified loan terms. The types of concessions generally granted are extensions of the loan maturity date and/or reductions in the original contractual interest rate. Typically, if a loan is accruing interest at the time of modification, the loan remains on accrual status and is subject to the Company’s charge-off and nonaccrual policies. See the “Allowance for Credit Losses” section below for further information regarding these policies. If a loan is on nonaccrual before it is determined to be a TDR then the loan remains on nonaccrual. Typically, TDRs may be returned to accrual status if there has been at least a six month sustained period of repayment performance by the borrower. Generally, once a loan becomes a TDR, the Company expects that the loan will continue to be reported as a TDR for its remaining life, even after returning to accruing status, unless the modified rates and terms at the time of modification were available to the borrower in the market or the loan is subsequently restructured with no concession to the borrower and the borrower is no longer in financial difficulty. Interest income recognition on impaired loans is dependent upon nonaccrual status, TDR designation, and loan type as discussed above.
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

Allowance for Credit Losses
The allowance for credit losses is composed of the ALLL and the reserve for unfunded commitments. The Company’s ALLL is the amount considered adequate to absorb probable current inherent losses within the LHFI portfolio based on management’s evaluation of the size and current risk characteristics of the loan portfolio. In addition to the review of credit quality through ongoing credit review processes, the Company employs a variety of modeling and estimation techniques to measure credit risk and construct an appropriate and adequate ALLL. Numerous asset quality measures, both quantitative and qualitative, are considered in estimating the ALLL. Such evaluation considers numerous factors for each of the loan portfolio segments, including, but not limited to, net charge-off trends, internal risk ratings, changes in internal risk ratings, loss forecasts, collateral values, geographic location, delinquency rates, nonperforming and restructured loan status, origination channel, product mix, underwriting practices, industry conditions, and economic trends. Additionally, refreshed FICO scores are considered for consumer and residential loans and single name borrower concentration is considered for commercial loans. These credit quality factors are incorporated into various loss estimation models and analytical tools utilized in the ALLL process and/or are qualitatively considered in evaluating the overall reasonableness of the ALLL.
Large commercial (all loan classes) nonaccrual loans and certain consumer (other direct, indirect, and credit card), residential (nonguaranteed residential mortgages, home equity products, and residential construction), and commercial (all classes) loans whose terms have been modified in a TDR are individually evaluated for impairment. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the agreement. If necessary, a specific allowance is established for individually evaluated impaired loans. The specific allowance established for these loans is based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated market value, or the estimated fair value of the underlying collateral. Any change in the present value attributable to the passage of time is recognized through the provision for credit losses.
General allowances are established for loans and leases grouped into pools based on similar characteristics. In this process, general allowance factors are based on an analysis of historical charge-off experience, expected PD and LGD factors derived from the Company's internal risk rating process, portfolio trends, and regional and national economic conditions. Other adjustments may be made to the ALLL after an assessment

Notes to Consolidated Financial Statements, continued

of internal and external influences on credit quality that are not fully reflected in the historical loss or other risk rating data. These influences may include elements such as changes in credit underwriting, concentration risk, macroeconomic conditions, and/or recent observable asset quality trends.
The Company’s charge-off policy meets regulatory minimums. Commercial loans are charged off when they are considered uncollectible. Losses on unsecured consumer loans are generally recognized at 120 days past due, except for losses on guaranteed student loans which are recognized at 270 days past due. However, if the borrower is in bankruptcy, the loan is charged-off in the month the loan becomes 60 days past due. Losses, as appropriate, on secured consumer loans, including residential real estate, are typically recognized at 120 or 180 days past due, depending on the loan and collateral type, in compliance with the FFIEC guidelines. However, if the borrower is in bankruptcy, the secured asset is evaluated once the loan becomes 60 days past due. The loan value in excess of the secured asset value is written down or charged-off after the valuation occurs. Additionally, if a residential loan is discharged in Chapter 7 bankruptcy and not reaffirmed by the borrower, the Company's policy is to immediately charge-off the excess of the carrying amount over the fair value of the collateral.
The Company uses numerous sources of information when evaluating a property’s value. Estimated collateral valuations are based on appraisals, broker price opinions, recent sales of foreclosed properties, automated valuation models, other property-specific information, and relevant market information, supplemented by the Company’s internal property valuation analysis. The value estimate is based on an orderly disposition inclusive of marketing costs. In limited instances, the Company adjusts externally provided appraisals for justifiable and well-supported reasons, such as an appraiser not being aware of certain property-specific factors or recent sales information. Appraisals generally represent the “as is” value of the property but may be adjusted based on the intended disposition strategy of the property.
For commercial and CRE loans secured by property, an acceptable third party appraisal or other form of evaluation, as permitted by regulation, is obtained prior to the origination of the loan and upon a subsequent transaction involving a material change in terms. In addition, updated valuations may be obtained during the life of a transaction, as appropriate, such as when a loan's performance materially deteriorates. In situations where an updated appraisal has not been received or a formal evaluation performed, the Company monitors factors that can positively or negatively impact property value, such as the date of the last valuation, the volatility of property values in specific markets, changes in the value of similar properties, and changes in the characteristics of individual properties. Changes in collateral value affect the ALLL through the risk rating or impaired loan evaluation process. Charge-offs are recognized when the amount of the loss is quantifiable and timing is known. The charge-off is measured based on the difference between the loan’s carrying value, including deferred fees, and the estimated realizable value of the loan, net of estimated selling costs. When valuing a property for the purpose of determining a charge-off, a third party appraisal or an independently derived internal evaluation is generally employed.

For mortgage loans secured by residential property where the Company is proceeding with a foreclosure action, a new valuation is obtained prior to the loan becoming 180 days past due and, if required, the loan is written down to its realizable value, net of estimated selling costs. In the event the Company decides not to proceed with a foreclosure action, the full balance of the loan is charged-off. If a loan remains in the foreclosure process for 12 months past the original charge-off, the Company obtains a new valuation annually. Any additional loss based on the new valuation is charged-off. At foreclosure, a new valuation is obtained and the loan is transferred to OREO at the new valuation less estimated selling costs; any loan balance in excess of the transfer value is charged-off. Estimated declines in value of the residential collateral between these formal evaluation events are captured in the ALLL based on changes in the house price index in the applicable MSA or other market information.
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

Premises and Equipment
Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated predominantly using the straight-line method over the assets’ estimated useful lives. Leasehold improvements are amortized using the straight-line method over the shorter of the improvements' estimated useful lives or the lease term. Construction and software in process includes costs related to in-process branch expansion, branch renovation, and software development projects. Upon completion, branch and office related projects are maintained in premises and equipment while completed software projects are reclassified to other assets in the Consolidated Balance Sheets. Maintenance and repairs are charged to expense, and improvements that extend the useful life of an asset are capitalized and depreciated over the remaining useful life. Premises and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. For additional information on the Company’s premises and equipment activities, see Note 8, “Premises and Equipment.”

Goodwill and Other Intangible Assets
Goodwill represents the excess purchase price over the fair value of identifiable net assets of acquired companies. Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date. Goodwill is assigned to the Company’s reporting units that are

Notes to Consolidated Financial Statements, continued

expected to benefit from the synergies of the business combination.
Goodwill is tested at the reporting unit level for impairment, at least annually, or as events and circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. If, after considering all relevant events and circumstances, the Company determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then performing an impairment test is not necessary. If the Company elects to bypass the qualitative analysis, or concludes via qualitative analysis that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, a two-step goodwill impairment test is performed. In the first step, the fair value of each reporting unit is compared with its carrying value. If the fair value is greater than the carrying value, then the reporting unit's goodwill is considered not to be impaired. If the fair value is less than the carrying value, then the second step is performed, which measures the amount of impairment by comparing the carrying amount of goodwill to its implied fair value. If the implied fair value of the goodwill exceeds the carrying amount, there is no impairment. If the carrying amount exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.
Identified intangible assets that have a finite life are amortized over their useful lives and are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. For additional information on the Company’s activities related to goodwill and other intangibles, see Note 9, “Goodwill and Other Intangible Assets.”

MSRs
The Company recognizes as assets the rights to service mortgage loans based on the estimated fair value of the MSRs either when loans are sold and the associated servicing rights are retained or when servicing rights are purchased from a third party. The Company has elected to measure all MSRs at fair value. Fair value is determined by projecting net servicing cash flows, which are then discounted to estimate the fair value. The Company actively hedges its MSR’s change in fair value. The fair values of MSRs are impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs and underlying portfolio characteristics. The underlying assumptions and estimated values are corroborated by values received from independent third parties and comparisons to market transactions. The carrying value of MSRs is reported on the Consolidated Balance Sheets in other intangible assets. Servicing fees are recognized as they are received and changes in fair value are also reported in mortgage servicing related income in the Consolidated Statements of Income. For additional information on the Company’s servicing rights, see Note 9, “Goodwill and Other Intangible Assets.”

Other Real Estate Owned
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of the loan’s cost basis or the asset’s fair value at the date of foreclosure, less estimated selling costs. To the extent fair value, less cost to sell, is less than the loan’s cost basis, the difference is charged to the

ALLL at the date of transfer into OREO. The Company estimates market values primarily based on appraisals and other market information. Any subsequent changes in value as well as gains or losses from the disposition on these assets are reported in noninterest expense in the Consolidated Statements of Income. For additional information on the Company's activities related to OREO, see Note 18, “Fair Value Election and Measurement.”

Loan Sales and Securitizations
The Company sells and at times may securitize loans and other financial assets. When the Company securitizes assets, it may hold a portion of the securities issued, including senior interests, subordinated and other residual interests, interest-only strips, and principal-only strips, all of which are considered retained interests in the transferred assets. Retained securitized interests are recognized and initially measured at fair value. The interests in securitized assets held by the Company are typically classified as either securities AFS or trading assets and measured at fair value, which is based on independent, third party market prices, market prices for similar assets, or discounted cash flow analyses. If market prices are not available, fair value is calculated using management’s best estimates of key assumptions, including credit losses, loan repayment speeds and discount rates commensurate with the risks involved. For additional information on the Company’s securitization activities, see Note 10, “Certain Transfers of Financial Assets and Variable Interest Entities.”

Income Taxes
The provision for income taxes is based on income and expense reported for financial statement purposes after adjustment for permanent differences such as interest income from lending to tax-exempt entities and tax credits from community reinvestment activities. The deferral method of accounting is used on investments that generate investment tax credits, such that the investment tax credits are recognized as a reduction to the related asset. Deferred income tax assets and liabilities result from differences between the timing of the recognition of assets and liabilities for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect. Subsequent changes in the tax laws require adjustment to these assets and liabilities with the cumulative effect included in the provision for income taxes for the period in which the change is enacted. A valuation allowance is recognized for a DTA if, based on the weight of available evidence, it is more-likely-than-not that some portion or all of the DTA will not be realized. In computing the income tax provision, the Company evaluates the technical merits of its income tax positions based on current legislative, judicial and regulatory guidance. Interest and penalties related to the Company’s tax positions are recognized as a component of the income tax provision. For additional information on the Company’s activities related to income taxes, see Note 14, “Income Taxes.”

Earnings Per Share
Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income available to common

Notes to Consolidated Financial Statements, continued

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
Net income available to common shareholders represents net income after preferred stock dividends, gains or losses from any repurchases of preferred stock, and dividends and allocation of undistributed earnings to the participating securities. For additional information on the Company’s EPS, see Note 12, “Net Income Per Common Share.”

Securities Sold Under Agreements to Repurchase and Securities Borrowed or Purchased Under Agreements to Resell
Securities sold under agreements to repurchase and securities borrowed or purchased under agreements to resell are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold or acquired, plus accrued interest. The fair value of collateral pledged or received is continually monitored and additional collateral is obtained or requested to be returned to the Company as deemed appropriate. For additional information on the collateral pledged to secure repurchase agreements, see Note 3, "Federal Funds Sold and Securities Financing Activities," Note 4, "Trading Assets and Liabilities and Derivatives," and Note 5, "Securities Available for Sale."

Guarantees
The Company recognizes a liability at the inception of a guarantee at an amount equal to the estimated fair value of the obligation. A guarantee is defined as a contract that contingently requires a company to make payment to a guaranteed party based upon changes in an underlying asset, liability, or equity security of the guaranteed party, or upon failure of a third party to perform under a specified agreement. The Company considers the following arrangements to be guarantees: certain asset purchase/sale agreements, standby letters of credit and financial guarantees, certain indemnification agreements included within third party contractual arrangements, and certain derivative contracts. For additional information on the Company’s guarantor obligations, see Note 16, “Guarantees.”
Derivative Financial Instruments and Hedging Activities
The Company records all contracts that satisfy the definition of a derivative at fair value in the Consolidated Balance Sheets. Accounting for changes in the fair value of a derivative is dependent upon whether or not it has been designated in a formal, qualifying hedging relationship. The Company offsets all outstanding derivative transactions with a single counterparty as well as any cash collateral paid to and received from that counterparty for derivative contracts that are subject to ISDA or other legally enforceable netting arrangements and meet accounting guidance for offsetting treatment.

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
Certain derivatives used as risk management tools are also designated as accounting hedges of the Company’s exposure to changes in interest rates or other identified market risks. The Company prepares written hedge documentation for all derivatives which are designated as hedges of (1) changes in the fair value of a recognized asset or liability (fair value hedge) attributable to a specified risk or (2) a forecasted transaction, such as the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The written hedge documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item and methodologies for assessing and measuring hedge effectiveness and ineffectiveness, along with support for management’s assertion that the hedge will be highly effective. Methodologies related to hedge effectiveness and ineffectiveness are consistent between similar types of hedge transactions and include (i) statistical regression analysis of changes in the cash flows of the actual derivative and a perfectly effective hypothetical derivative, and (ii) statistical regression analysis of changes in the fair values of the actual derivative and the hedged item.
For designated hedging relationships, the Company performs retrospective and prospective effectiveness testing using quantitative methods and does not assume perfect effectiveness through the matching of critical terms. Assessments of hedge effectiveness and measurements of hedge ineffectiveness are performed at least quarterly. Changes in the fair value of a derivative that is highly effective and that has been designated and qualifies as a fair value hedge are recorded in current period earnings, along with the changes in the fair value of the hedged item that are attributable to the hedged risk. The effective portion of the changes in the fair value of a derivative that is highly effective and that has been designated and qualifies as a cash flow hedge are initially recorded in AOCI and reclassified to earnings in the same period that the hedged item impacts earnings; any ineffective portion is recorded in current period earnings.
Hedge accounting ceases on transactions that are no longer deemed effective, or for which the derivative has been terminated or de-designated. For discontinued fair value hedges where the hedged item remains outstanding, the hedged item would cease to be remeasured at fair value attributable to changes in the hedged risk and any existing basis adjustment would be recognized as an adjustment to earnings over the remaining life of the hedged item. For discontinued cash flow hedges, the unrealized gains and losses recorded in AOCI would be reclassified to earnings in the period when the previously designated hedged cash flows occur unless it was determined that transaction was probable to not occur, whereby any

Notes to Consolidated Financial Statements, continued

unrealized gains and losses in AOCI would be immediately reclassified to earnings. For additional information on the Company’s derivative activities, see Note 17, “Derivative Financial Instruments,” and Note 18, “Fair Value Election and Measurement.”

Stock-Based Compensation
The Company sponsors stock plans under which incentive and nonqualified stock options and restricted stock may be granted periodically to certain employees. The Company measures the grant date fair value of stock-based compensation awards, which is expensed over the award's vesting period. Additionally, the Company estimates the number of awards for which it is probable that service will be rendered and adjusts compensation cost accordingly. Estimated forfeitures are subsequently adjusted to reflect actual forfeitures. For additional information on the Company’s stock-based employee compensation plans, see Note 15, “Employee Benefit Plans.”

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

Foreign Currency Transactions
Foreign denominated assets and liabilities resulting from foreign currency transactions are valued using period end foreign exchange rates and the associated interest income or expense is determined using weighted average exchange rates for the period. The Company may elect to enter into foreign currency derivatives to mitigate its exposure to changes in foreign exchange rates. The derivative contracts are accounted for at fair value. Gains and losses resulting from such valuations are included in noninterest income in the Consolidated Statements of Income.

Fair Value
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value. The Company prioritizes inputs used in valuation techniques based on the following fair value hierarchy:

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

When measuring assets and liabilities at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. Assets and liabilities that are required to be measured at fair value on a recurring basis include trading securities, securities AFS, and derivative financial instruments. Assets and liabilities that the Company has elected to measure at fair value on a recurring basis include MSRs and certain LHFS, LHFI, trading loans, brokered time deposits, and issuances of fixed rate debt. Other assets and liabilities are measured at fair value on a non-recurring basis, such as when assets are evaluated for impairment, the basis of accounting is LOCOM, or for disclosure purposes. Examples of these non-recurring uses of fair value include certain LHFS and LHFI, OREO, certain cost or equity method investments, and long-lived assets. For additional information on the Company’s valuation of its assets and liabilities held at fair value, see Note 18, “Fair Value Election and Measurement.”

Notes to Consolidated Financial Statements, continued

Accounting Standards Recently Adopted and Pending Accounting Pronouncements
The following table provides a brief description of recent accounting pronouncements that could have a material effect on the Company's financial statements:

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
Standards adopted in 2014
ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects
The ASU allows the use of the proportional amortization method for investments in qualified affordable housing projects if certain conditions are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received and the net investment performance is recognized in the income statement as a component of income tax expense. The ASU provides for a practical expedient, which allows for amortization of the investment in proportion to only the tax credits if it produces a measurement that is substantially similar to the measurement that would result from using both tax credits and other tax benefits.
January 1, 2014
The standard is required to be applied retrospectively; therefore amounts included in noninterest expense in periods prior to adoption have been reclassified. For the years ended December 31, 2013 and 2012, $49 million and $39 million, respectively, of investment amortization expense was reclassified from other noninterest expense to provision for income taxes in the Consolidated Statements of Income. For additional information on the impact of adoption see Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities."

Standards not yet adopted
ASU 2014-09, Revenue from Contracts with Customers
The ASU supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
		January 1, 2017	The Company is continuing to evaluate the impact of the ASU.

NOTE 2 - ACQUISITIONS/DISPOSITIONS
During the years ended December 31, 2014, 2013, and 2012, the Company had the following notable disposition:

(Dollars in millions)
2014	Date	Cash Received/(Paid)	Goodwill	Other Intangibles	Pre-tax Gain
Sale of RidgeWorth	5/30/2014	$193	($40)	($9)	$105
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
The Company’s results for the year ended December 31, 2014, included income before provision for income taxes related to RidgeWorth, excluding the gain on sale, of $22 million,

comprised of $81 million of revenue and $59 million of expense. For the year ended December 31, 2013, the Company’s income before provision for income taxes included $64 million related to RidgeWorth, comprised of $194 million of revenue and $130 million of expense. For the year ended December 31, 2012, the Company’s income before provision for income taxes included $67 million related to RidgeWorth, comprised of $202 million of revenue and $135 million of expense.
The financial results of RidgeWorth, including the gain on sale, are reflected in the Corporate Other segment. There were no other material acquisitions or dispositions during the three years ended December 31, 2014.

Notes to Consolidated Financial Statements, continued

NOTE 3 - FEDERAL FUNDS SOLD AND SECURITIES FINANCING ACTIVITIES
Fed funds sold and securities borrowed or purchased under agreements to resell were as follows:

(Dollars in millions)	December 31, 2014	December 31, 2013
Fed funds sold	$38	$75
Securities borrowed or purchased	290	184
Resell agreements	832	724
Total fed funds sold and securities borrowed or purchased under agreements to resell	$1,160	$983
Securities purchased under agreements to resell are primarily collateralized by U.S. government or agency securities and are carried at the amounts at which securities will be subsequently resold. Securities borrowed are primarily collateralized by corporate securities. The Company takes possession of all securities purchased under agreements to resell and securities borrowed and performs a margin evaluation on the acquisition date based on market volatility, as necessary. It is the Company's policy to obtain possession of collateral with a fair value between 95% to 110% of the principal amount loaned under resell and securities borrowing agreements. At December 31, 2014 and 2013, the total market value of collateral held was $1.1 billion and $913 million, of which $222 million and $234 million was repledged, respectively.
Securities sold under agreements to repurchase are accounted for as secured borrowings. The following table presents the Company’s related activity, by collateral type and remaining contractual maturity, at December 31, 2014.

	Remaining Contractual Maturity of the Agreements
(Dollars in millions)	Overnight and Continuous	Up to 30 days	Total
U.S. Treasury securities	$376	$—	$376
Federal agency securities	231	—	231
MBS - agency	1,059	45	1,104
CP	238	—	238
Corporate and other debt securities	327	—	327
Total securities sold under agreements to repurchase	$2,231	$45	$2,276

For these securities sold under agreements to repurchase, the Company would be obligated to provide additional collateral in the event of a significant decline in fair value of the collateral pledged. This risk is managed by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.
Netting of Securities - Repurchase and Resell Agreements
The Company has various financial assets and financial liabilities that are subject to enforceable master netting agreements or similar agreements. The Company's derivatives that are subject to enforceable master netting agreements or similar agreements are discussed in Note 17, "Derivative Financial Instruments." Securities borrowed or purchased under agreements to resell and securities sold under agreements to repurchase are governed by a MRA. Under the terms of the MRA, all transactions between the Company and the counterparty constitute a single business relationship such that in the event of default, the nondefaulting party is entitled to set off claims and apply property held by that party in respect of any transaction against obligations owed. Any payments, deliveries, or other transfers may be applied against each other and netted. These amounts are limited to the contract asset/liability balance, and accordingly, do not include excess collateral received/pledged.

Notes to Consolidated Financial Statements, continued

The following table presents the Company's eligible securities borrowed or purchased under agreements to resell and securities sold under agreements to repurchase at December 31, 2014 and 2013:

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
December 31, 2014
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,122	$—	$1,122	[1,2]	$1,112	$10
Financial liabilities:
Securities sold under agreements to repurchase	2,276	—	2,276	[1]	2,276	—

December 31, 2013
Financial assets:
Securities borrowed or purchased under agreements to resell	$908	$—	$908	[1,2]	$899	$9
Financial liabilities:
Securities sold under agreements to repurchase	1,759	—	1,759	[1]	1,759	—
1 None of the Company's repurchase or resell transactions met the right of setoff criteria for net balance sheet presentation at December 31, 2014 and 2013.
2 Excludes $38 million and $75 million of Fed funds sold which are not subject to a master netting agreement at December 31, 2014 and 2013, respectively.

NOTE 4 - TRADING ASSETS AND LIABILITIES AND DERIVATIVES

The fair values of the components of trading assets and liabilities and derivatives at December 31 were as follows:

(Dollars in millions)	2014	2013
Trading Assets and Derivatives:
U.S. Treasury securities	$267	$219
Federal agency securities	547	426
U.S. states and political subdivisions	42	65
MBS - agency	545	323
CDO/CLO securities	3	57
ABS	—	6
Corporate and other debt securities	509	534
CP	327	29
Equity securities	45	109
Derivatives [1]	1,307	1,384
Trading loans [2]	2,610	1,888
Total trading assets and derivatives	$6,202	$5,040
Trading Liabilities and Derivatives:
U.S. Treasury securities	$485	$472
MBS - agency	1	—
Corporate and other debt securities	279	179
Equity securities	—	5
Derivatives [1]	462	525
Total trading liabilities and derivatives	$1,227	$1,181
1 Amounts include the impact of offsetting cash collateral received from and paid to the same derivative counterparties and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists.
2 Includes loans related to TRS.
Various trading products and derivative instruments are used as part of the Company’s overall balance sheet management strategies and to support client requirements executed through the Bank and/or its broker/dealer subsidiary. The Company manages the potential market volatility associated with the trading instruments that are utilized for balance sheet management with appropriate risk management strategies. The size, volume, and nature of the trading products and derivative instruments can vary based on economic, client specific, and

Company specific asset or liability conditions. Product offerings to clients include debt securities, loans traded in the secondary market, equity securities, derivative and foreign exchange contracts, and similar financial instruments. Other trading-related activities include acting as a market maker in certain debt and equity securities and related derivatives. The Company also uses end user derivatives to manage interest rate and market risk from non-trading activities. The Company has policies and procedures to manage market risk associated with client trading

Notes to Consolidated Financial Statements, continued

activities as well as non-trading activities and assumes a limited degree of market risk by managing the size and nature of its exposure. The Company has pledged $1.1 billion and $731 million of trading securities to secure $1.1 billion and $717 million of repurchase agreements at December 31, 2014 and

2013, respectively. Additionally, the Company has pledged $202 million and $97 million of trading securities to secure certain derivative agreements at December 31, 2014 and 2013, respectively.

NOTE 5 – SECURITIES AVAILABLE FOR SALE
Securities Portfolio Composition

	December 31, 2014
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$1,913	$9	$1	$1,921
Federal agency securities	471	15	2	484
U.S. states and political subdivisions	200	9	—	209
MBS - agency	22,573	558	83	23,048
MBS - private	122	2	1	123
ABS	19	2	—	21
Corporate and other debt securities	38	3	—	41
Other equity securities [1]	921	2	—	923
Total securities AFS	$26,257	$600	$87	$26,770

	December 31, 2013
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$1,334	$6	$47	$1,293
Federal agency securities	1,028	13	57	984
U.S. states and political subdivisions	232	7	2	237
MBS - agency	18,915	421	425	18,911
MBS - private	155	1	2	154
ABS	78	2	1	79
Corporate and other debt securities	39	3	—	42
Other equity securities [1]	841	1	—	842
Total securities AFS	$22,622	$454	$534	$22,542
1 At December 31, 2014, other equity securities was comprised of the following: $376 million in FHLB of Atlanta stock, $402 million in Federal Reserve Bank of Atlanta stock, $138 million in mutual fund investments, and $7 million of other. At December 31, 2013, other equity securities was comprised of the following: $336 million in FHLB of Atlanta stock, $402 million in Federal Reserve Bank of Atlanta stock, $103 million in mutual fund investments, and $1 million of other.
The following table presents interest and dividends on securities AFS:

	Year Ended December 31
(Dollars in millions)	2014	2013	2012
Taxable interest	$565	$537	$579
Tax-exempt interest	10	10	15
Dividends	38	32	61
Total interest and dividends	$613	$579	$655

Securities AFS pledged to secure public deposits, repurchase agreements, trusts, and other funds had a fair value of $2.6 billion and $11.0 billion at December 31, 2014 and 2013, respectively.
During the year ended December 31, 2012, the Company accelerated the termination of the Agreements that hedged the Company's investment in The Coca-Cola Company common stock, and the Company sold, in the market or to The Coca-Cola

Company Counterparty, 59 million of its 60 million shares of The Coca-Cola Company and contributed the remaining 1 million shares of The Coca-Cola Company to the SunTrust Foundation for a net gain of $1.9 billion. The $38 million contribution to the SunTrust Foundation was recognized in noninterest expense. Details of the transactions are discussed in Note 17, "Derivative Financial Instruments."

Notes to Consolidated Financial Statements, continued

The amortized cost and fair value of investments in debt securities at December 31, 2014, by estimated average life, are shown below. Receipt of cash flows may differ from estimated average lives and contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Distribution of Maturities
(Dollars in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
U.S. Treasury securities	$200	$1,217	$496	$—	$1,913
Federal agency securities	64	234	36	137	471
U.S. states and political subdivisions	43	34	101	22	200
MBS - agency	2,550	8,992	7,106	3,925	22,573
MBS - private	—	122	—	—	122
ABS	14	3	2	—	19
Corporate and other debt securities	5	33	—	—	38
Total debt securities	$2,876	$10,635	$7,741	$4,084	$25,336
Fair Value:
U.S. Treasury securities	$203	$1,221	$497	$—	$1,921
Federal agency securities	64	244	38	138	484
U.S. states and political subdivisions	43	36	106	24	209
MBS - agency	2,704	9,202	7,219	3,923	23,048
MBS - private	—	123	—	—	123
ABS	14	5	2	—	21
Corporate and other debt securities	5	36	—	—	41
Total debt securities	$3,033	$10,867	$7,862	$4,085	$25,847
Weighted average yield [1]	2.34%	2.40%	2.78%	2.90%	2.59%
1Average yields are based on amortized cost and presented on a FTE basis.

Securities in an Unrealized Loss Position
The Company held certain investment securities where amortized cost exceeded fair market value, resulting in unrealized loss positions. Market changes in interest rates and credit spreads may result in temporary unrealized losses as the market price of securities fluctuates. At December 31, 2014, the Company did not intend to sell these securities nor was it more-

likely-than-not that the Company would be required to sell these securities before their anticipated recovery or maturity. The Company has reviewed its portfolio for OTTI in accordance with the accounting policies in Note 1, "Significant Accounting Policies."

	December 31, 2014
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]
Temporarily impaired securities:
U.S. Treasury securities	$150	$1	$—	$—	$150	$1
Federal agency securities	20	—	132	2	152	2
MBS - agency	2,347	6	4,911	77	7,258	83
ABS	—	—	14	—	14	—
Total temporarily impaired securities	2,517	7	5,057	79	7,574	86
OTTI securities [1]:
MBS - private	69	1	—	—	69	1
Total OTTI securities	69	1	—	—	69	1
Total impaired securities	$2,586	$8	$5,057	$79	$7,643	$87

Notes to Consolidated Financial Statements, continued

	December 31, 2013
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily impaired securities:
U.S. Treasury securities	$1,036	$47	$—	$—	$1,036	$47
Federal agency securities	398	29	264	28	662	57
U.S. states and political subdivisions	12	—	20	2	32	2
MBS - agency	9,173	358	618	67	9,791	425
ABS	—	—	13	1	13	1
Total temporarily impaired securities	10,619	434	915	98	11,534	532
OTTI securities [1]:
MBS - private	105	2	—	—	105	2
Total OTTI securities	105	2	—	—	105	2
Total impaired securities	$10,724	$436	$915	$98	$11,639	$534
1 Includes OTTI securities for which credit losses have been recorded in earnings in current or prior periods.
2 Unrealized losses less than $0.5 million are shown as zero.

At December 31, 2014, unrealized losses on securities that have been in a temporarily impaired position for longer than twelve months included agency MBS, federal agency securities, and one ABS collateralized by 2004 vintage home equity loans. Unrealized losses on federal agency securities and agency MBS securities at December 31, 2014 are due to an increase in market interest rates exceeding the securities stated yield. The ABS continues to receive timely principal and interest payments, and is evaluated quarterly for credit impairment. Cash flow analysis shows that the underlying collateral can withstand highly stressed loss assumptions without incurring a credit loss.
The portion of unrealized losses on OTTI securities that relates to factors other than credit is recorded in AOCI. Losses related to credit impairment on these securities are determined through estimated cash flow analyses and have been recorded in earnings in current or prior periods.
Realized Gains and Losses and Other-than-Temporarily Impaired Securities

	Year Ended December 31
(Dollars in millions)	2014	2013	2012
Gross realized gains	$28	$39	$1,981
Gross realized losses	(42)	(36)	—
OTTI losses recognized in earnings	(1)	(1)	(7)
Net securities (losses)/gains	($15)	$2	$1,974

Credit impairment that is determined through the use of models is estimated using cash flows on security specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include default rates, prepayment rates, and loss severities. If, based on this analysis, the security is in an unrealized loss position and the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are then discounted at the security’s initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. During the years ended December 31, 2014, 2013, and 2012, all OTTI recognized in earnings related to private MBS collateralized by residential mortgage loans securitized in 2007 or ABS collateralized by 2004 vintage home equity loans.
The Company continues to reduce existing exposure to these securities primarily through paydowns. In certain instances, the amount of impairment losses recognized in earnings includes credit losses on debt securities that exceeds the total unrealized losses, and as a result, the securities may have unrealized gains in AOCI relating to factors other than credit. Subsequent credit losses may be recorded on securities without a corresponding further decline in fair value when there has been a decline in expected cash flows.
Credit impairment recognized on securities was immaterial during the years ended December 31, 2014, 2013, and 2012. The ending balance of credit losses recognized in earnings on securities for which a portion of OTTI was recognized in OCI as of the end of each period end was $25 million, $25 million, and $31 million for the years ended December 31, 2014, 2013, and 2012, respectively. The following table presents a summary of the significant inputs used in determining the measurement of credit losses recognized in earnings for private MBS and ABS for the year ended December 31:

	2014 [1]	2013	2012
Default rate	2%	2 - 9%	2 - 9%
Prepayment rate	16%	7 - 21%	7 - 21%
Loss severity	46%	46 - 74%	40 - 56%
1 During the year ended December 31, 2014, all OTTI recognized in earnings related to one private MBS security with a fair value of approximately $16 million at December 31, 2014.
Assumption ranges represent the lowest and highest lifetime average estimates of each security for which credit losses were recognized in earnings. Ranges may vary from period to period as the securities for which credit losses are recognized vary. Additionally, severity may vary widely when losses are few and large.

Notes to Consolidated Financial Statements, continued

NOTE 6 - LOANS
Composition of Loan Portfolio
The composition of the Company's loan portfolio is shown in the following table:

(Dollars in millions)	December 31, 2014	December 31, 2013
Commercial loans:
C&I	$65,440	$57,974
CRE	6,741	5,481
Commercial construction	1,211	855
Total commercial loans	73,392	64,310
Residential loans:
Residential mortgages - guaranteed	632	3,416
Residential mortgages - nonguaranteed [1]	23,443	24,412
Home equity products	14,264	14,809
Residential construction	436	553
Total residential loans	38,775	43,190
Consumer loans:
Guaranteed student loans	4,827	5,545
Other direct	4,573	2,829
Indirect	10,644	11,272
Credit cards	901	731
Total consumer loans	20,945	20,377
LHFI	$133,112	$127,877
LHFS [2]	$3,232	$1,699
1 Includes $272 million and $302 million of LHFI carried at fair value at December 31, 2014 and 2013, respectively.
2 Includes $1.9 billion and $1.4 billion of LHFS carried at fair value at December 31, 2014 and 2013, respectively.
During the years ended December 31, 2014 and 2013, the Company transferred $3.3 billion and $280 million in LHFI to LHFS, and $44 million and $43 million in LHFS to LHFI, respectively. Additionally, during the years ended December 31, 2014 and 2013, the Company sold $4.0 billion and $807 million in loans and leases for gains of $83 million and $1 million, respectively.
At December 31, 2014 and 2013, the Company had $26.5 billion and $27.1 billion of net eligible loan collateral pledged to the Federal Reserve discount window to support $18.4 billion and $20.8 billion of available, unused borrowing capacity, respectively.
At both December 31, 2014 and 2013, the Company had $31.2 billion of net eligible loan collateral pledged to the FHLB of Atlanta to support $24.3 billion and $20.1 billion of available borrowing capacity, respectively. The available FHLB borrowing capacity at December 31, 2014 was used to support $4.0 billion of long-term debt, $4.0 billion of short-term debt, and $7.9 billion of letters of credit issued on the Company's behalf. At December 31, 2013, the available FHLB borrowing capacity was used to support $3.0 billion of long-term debt, $4.0 billion of short-term debt, and $853 million of letters of credit issued on the Company's behalf.
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

Notes to Consolidated Financial Statements, continued

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

For government-guaranteed loans, the Company monitors the credit quality based primarily on delinquency status, as it is a more relevant indicator of credit quality due to the government guarantee. At December 31, 2014 and 2013, 28% and 82%, respectively, of the guaranteed residential loan portfolio was current with respect to payments. The decline in the percentage of current loans in LHFI is solely due to the sale of approximately $2.0 billion in accruing current guaranteed residential loans in the third quarter of 2014. At December 31, 2014 and 2013, 79% and 81%, respectively, of the guaranteed student loan portfolio was current with respect to payments. Loss exposure to the Company on these loans is mitigated by the government guarantee.
LHFI by credit quality indicator are shown in the tables below:

	Commercial Loans
	C&I		CRE		Commercial construction
(Dollars in millions)	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Risk rating:
Pass	$64,228	$56,443	$6,586	$5,245	$1,196	$798
Criticized accruing	1,061	1,335	134	197	14	45
Criticized nonaccruing	151	196	21	39	1	12
Total	$65,440	$57,974	$6,741	$5,481	$1,211	$855

	Residential Loans [1]
	Residential mortgages - nonguaranteed		Home equity products		Residential construction
(Dollars in millions)	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Current FICO score range:
700 and above	$18,780	$19,100	$11,475	$11,661	$347	$423
620 - 699	3,369	3,652	1,991	2,186	70	90
Below 620 [2]	1,294	1,660	798	962	19	40
Total	$23,443	$24,412	$14,264	$14,809	$436	$553

	Consumer Loans [3]
	Other direct		Indirect		Credit cards
(Dollars in millions)	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Current FICO score range:
700 and above	$4,023	$2,370	$7,661	$8,420	$639	$512
620 - 699	476	397	2,335	2,228	212	176
Below 620 [2]	74	62	648	624	50	43
Total	$4,573	$2,829	$10,644	$11,272	$901	$731
1 Excludes $632 million and $3.4 billion of guaranteed residential loans at December 31, 2014 and 2013, respectively.
2 For substantially all loans with refreshed FICO scores below 620, the borrower’s FICO score at the time of origination exceeded 620 but has since deteriorated as the loan has seasoned.
3 Excludes $4.8 billion and $5.5 billion of guaranteed student loans at December 31, 2014 and 2013, respectively.

Notes to Consolidated Financial Statements, continued

The payment status for the LHFI portfolio is shown in the tables below:

	December 31, 2014
(Dollars in millions)	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing [2]	Total
Commercial loans:
C&I	$65,246	$36	$7	$151	$65,440
CRE	6,716	3	1	21	6,741
Commercial construction	1,209	1	—	1	1,211
Total commercial loans	73,171	40	8	173	73,392
Residential loans:
Residential mortgages - guaranteed	176	34	422	—	632
Residential mortgages - nonguaranteed[1]	23,067	108	14	254	23,443
Home equity products	13,989	101	—	174	14,264
Residential construction	402	7	—	27	436
Total residential loans	37,634	250	436	455	38,775
Consumer loans:
Guaranteed student loans	3,801	425	601	—	4,827
Other direct	4,545	19	3	6	4,573
Indirect	10,537	104	3	—	10,644
Credit cards	887	8	6	—	901
Total consumer loans	19,770	556	613	6	20,945
Total LHFI	$130,575	$846	$1,057	$634	$133,112
1 Includes $272 million of loans carried at fair value, the majority of which were accruing current.
2 Nonaccruing loans past due 90 days or more totaled $388 million. Nonaccruing loans past due fewer than 90 days include modified nonaccrual loans reported as TDRs and performing second lien loans which are classified as nonaccrual when the first lien loan is nonperforming.

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

Notes to Consolidated Financial Statements, continued

Impaired Loans
A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the agreement. Commercial nonaccrual loans greater than $3 million and certain commercial, residential, and consumer loans whose terms have been modified in a TDR are individually evaluated for impairment. Smaller-balance homogeneous loans that are collectively evaluated for impairment are not included in the following tables. Additionally, the tables below exclude guaranteed student loans and guaranteed residential mortgages for which there was nominal risk of principal loss.

	December 31, 2014			December 31, 2013
(Dollars in millions)	Unpaid Principal Balance	Amortized Cost[1]	Related Allowance	Unpaid Principal Balance	Amortized Cost[1]	Related Allowance
Impaired loans with no related allowance recorded:
Commercial loans:
C&I	$70	$51	$—	$81	$56	$—
CRE	12	11	—	61	60	—
Total commercial loans	82	62	—	142	116	—
Residential loans:
Residential mortgages - nonguaranteed	592	425	—	672	425	—
Residential construction	31	9	—	68	17	—
Total residential loans	623	434	—	740	442	—
Impaired loans with an allowance recorded:
Commercial loans:
C&I	27	26	7	51	49	10
CRE	4	4	4	8	3	—
Commercial construction	—	—	—	6	3	—
Total commercial loans	31	30	11	65	55	10
Residential loans:
Residential mortgages - nonguaranteed	1,381	1,354	215	1,685	1,626	226
Home equity products	703	630	66	710	638	96
Residential construction	145	145	19	173	172	23
Total residential loans	2,229	2,129	300	2,568	2,436	345
Consumer loans:
Other direct	13	13	1	14	14	—
Indirect	105	105	5	83	83	5
Credit cards	8	8	2	13	13	3
Total consumer loans	126	126	8	110	110	8
Total impaired loans	$3,091	$2,781	$319	$3,625	$3,159	$363
1 Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to reduce the net book balance.
Included in the impaired loan balances above were $2.5 billion and $2.7 billion of accruing TDRs at amortized cost, at December 31, 2014 and 2013, respectively, of which 96% were current at both year ends. See Note 1, “Significant Accounting Policies,” for further information regarding the Company’s loan impairment policy.

Notes to Consolidated Financial Statements, continued

	Year Ended December 31
	2014		2013		2012
(Dollars in millions)	Average Amortized Cost	Interest Income Recognized[1]	Average Amortized Cost	Interest Income Recognized[1]	Average Amortized Cost	Interest Income Recognized[1]
Impaired loans with no related allowance recorded:
Commercial loans:
C&I	$84	$1	$75	$1	$48	$1
CRE	11	1	60	2	9	—
Commercial construction	—	—	—	—	45	1
Total commercial loans	95	2	135	3	102	2
Residential loans:
Residential mortgages - nonguaranteed	437	17	449	18	512	15
Residential construction	12	—	21	1	53	1
Total residential loans	449	17	470	19	565	16
Impaired loans with an allowance recorded:
Commercial loans:
C&I	16	1	45	1	51	1
CRE	5	—	3	—	9	—
Commercial construction	—	—	5	—	4	—
Total commercial loans	21	1	53	1	64	1
Residential loans:
Residential mortgages - nonguaranteed	1,357	78	1,576	76	1,551	68
Home equity products	644	27	649	23	627	26
Residential construction	144	8	172	10	156	9
Total residential loans	2,145	113	2,397	109	2,334	103
Consumer loans:
Other direct	14	—	15	1	15	1
Indirect	113	5	89	4	50	2
Credit cards	10	1	16	1	24	2
Total consumer loans	137	6	120	6	89	5
Total impaired loans	$2,847	$139	$3,175	$138	$3,154	$127
1 Of the interest income recognized during the year ended December 31, 2014, 2013, and 2012, cash basis interest income was $4 million, $10 million, and $18 million, respectively.

Notes to Consolidated Financial Statements, continued

NPAs are shown in the following table:

(Dollars in millions)	December 31, 2014	December 31, 2013
Nonaccrual/NPLs:
Commercial loans:
C&I	$151	$196
CRE	21	39
Commercial construction	1	12
Residential loans:
Residential mortgages - nonguaranteed	254	441
Home equity products	174	210
Residential construction	27	61
Consumer loans:
Other direct	6	5
Indirect	—	7
Total nonaccrual/NPLs [1]	634	971
OREO [2]	99	170
Other repossessed assets	9	7
Nonperforming LHFS	38	17
Total NPAs	$780	$1,165
1 Nonaccruing restructured loans are included in total nonaccrual/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets in the Consolidated Balance Sheets until the funds are received and the property is conveyed. The receivable amount related to proceeds due from the FHA or the VA totaled $57 million and $88 million at December 31, 2014 and 2013, respectively.
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

At December 31, 2014 and 2013, the Company had $1 million and $8 million, respectively, in commitments to lend additional funds to debtors whose terms have been modified in a TDR.
The number and amortized cost of loans modified under the terms of a TDR by type of modification are shown in the following tables:

	2014 [1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification [2,3]	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	78	$—	$1	$37	$38
CRE	6	4	—	3	7
Residential loans:
Residential mortgages - nonguaranteed	1,135	10	127	44	181
Home equity products	1,977	—	7	86	93
Residential construction	11	—	1	—	1
Consumer loans:
Other direct	71	—	—	1	1
Indirect	2,928	—	—	57	57
Credit cards	450	—	2	—	2
Total TDRs	6,656	$14	$138	$228	$380
1 Includes loans modified under the terms of a TDR that were charged-off during the period.
2 Restructured loans which had forgiveness of amounts contractually due under the terms of the loan typically have had multiple concessions including rate modifications and/or term extensions. The total amount of charge-offs associated with principal forgiveness during the year ended December 31, 2014 was $14 million.
3 Restructured loans which had a modification of the loan's contractual interest rate may also have had an extension of the loan's contractual maturity date and/or other concessions. The financial effect of modifying the interest rate on the loans modified as a TDR was immaterial to the financial statements during the year ended December 31, 2014.

Notes to Consolidated Financial Statements, continued

	2013 [1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification [2,3]	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	152	$18	$2	$105	$125
CRE	6	—	3	1	4
Commercial construction	1	—	—	—	—
Residential loans:
Residential mortgages - nonguaranteed	1,584	1	166	94	261
Home equity products	2,630	—	71	75	146
Residential construction	259	—	24	3	27
Consumer loans:
Other direct	140	—	1	3	4
Indirect	3,409	—	—	65	65
Credit cards	593	—	3	—	3
Total TDRs	8,774	$19	$270	$346	$635
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

	2012 [1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification [2,3]	Term Extension and/or Other Concessions [4]	Total
Commercial loans:
C&I	358	$5	$4	$23	$32
CRE	33	20	7	6	33
Commercial construction	16	4	—	14	18
Residential loans:
Residential mortgages - nonguaranteed	2,804	—	72	125	197
Home equity products	3,790	—	110	91	201
Residential construction	564	—	1	73	74
Consumer loans:
Other direct	127	—	—	4	4
Indirect	2,803	—	—	49	49
Credit cards	1,421	—	8	—	8
Total TDRs	11,916	$29	$202	$385	$616
1 Includes loans modified under the terms of a TDR that were charged-off during the period.
2 Restructured loans which had forgiveness of amounts contractually due under the terms of the loan typically have had multiple concessions including rate modifications and/or term extensions. The total amount of charge-offs associated with principal forgiveness during the year ended December 31, 2013 was $9 million.
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

Notes to Consolidated Financial Statements, continued

For the year ended December 31, 2014, the table below represents defaults on loans that were first modified between the periods January 1, 2013 and December 31, 2014 that became 90 days or more delinquent or were charged-off during the period.

	Year Ended December 31, 2014
(Dollars in millions)	Number of Loans	Amortized Cost
Commercial loans:
C&I	78	$10
Residential loans:
Residential mortgages	158	19
Home equity products	101	5
Residential construction	6	—
Consumer loans:
Other direct	9	—
Indirect	181	1
Credit cards	145	1
Total TDRs	678	$36

For the year ended December 31, 2013, the table below represents defaults on loans that were first modified between the periods January 1, 2012 and December 31, 2013 that became 90 days or more delinquent or were charged-off during the period.

	Year Ended December 31, 2013
(Dollars in millions)	Number of Loans	Amortized Cost
Commercial loans:
C&I	55	$5
CRE	5	3
Commercial construction	1	—
Residential loans:
Residential mortgages	287	23
Home equity products	188	10
Residential construction	48	3
Consumer loans:
Other direct	15	1
Indirect	207	2
Credit cards	169	1
Total TDRs	975	$48
For the year ended December 31, 2012, the following table represents defaults on loans that were first modified between the periods January 1, 2011 and December 31, 2012 that became 90 days or more delinquent or were charged-off during the period.

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
Concentrations of Credit Risk
The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. However, a geographic concentration arises because the Company operates primarily in the Southeastern and Mid-Atlantic regions of the U.S. The Company engages in limited international banking activities. The Company’s total cross-border outstanding loans were $1.3 billion and $956 million at December 31, 2014 and 2013, respectively.
The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by residential real estate. At December 31, 2014, the Company owned $38.8 billion in residential loans, representing 29% of total LHFI, and had $10.9 billion in commitments to extend credit on home equity lines and $3.3 billion in mortgage loan commitments. At December 31, 2013, the Company owned $43.2 billion in residential loans, representing 34% of total LHFI, and had $11.2 billion in commitments to extend credit on home equity lines and $2.7 billion in mortgage loan commitments. Of the residential loans owned at December 31, 2014 and December 31, 2013, 2% and 8%, respectively, were guaranteed by a federal agency or a GSE.
The following table presents loans in the residential mortgage portfolio at December 31, which included terms such as a high original LTV ratio (in excess of 80%), an interest only feature, or a second lien position that may increase the Company’s exposure to credit risk and result in a concentration of credit risk. At December 31, 2014 and 2013, borrowers' current weighted average FICO score on these loans was 754 and 732, respectively.

Notes to Consolidated Financial Statements, continued

(Dollars in millions)	2014	2013
High LTV residential mortgages:
Interest only LHFI with no MI [1,2]	$873	$1,128
Interest only LHFI with MI [1]	3,180	4,403
Total interest only residential mortgages	4,053	5,531
Amortizing loans with no MI [2]	7,368	6,918
Total high LTV residential mortgages	$11,421	$12,449

1 Primarily with an initial 10 year interest only period.
2 Comprised of first liens with combined original LTV ratios in excess of 80% and/or second liens.

Despite changes in underwriting guidelines that have curtailed the origination of high LTV loans, the balances of such loans have increased due to lending to high credit quality clients.

NOTE 7 - ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the reserve for unfunded commitments. Activity in the allowance for credit losses is summarized in the table below:

	Year Ended December 31
(Dollars in millions)	2014	2013	2012
Balance at beginning of period	$2,094	$2,219	$2,505
Provision for loan losses	338	548	1,398
(Benefit)/provision for unfunded commitments	4	5	(3)
Loan charge-offs	(607)	(869)	(1,907)
Loan recoveries	162	191	226
Balance at end of period	$1,991	$2,094	$2,219

Components:
ALLL	$1,937	$2,044	$2,174
Unfunded commitments reserve[1]	54	50	45
Allowance for credit losses	$1,991	$2,094	$2,219
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.
Activity in the ALLL by loan segment for the years ended December 31 is presented in the tables below:

	2014
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$946	$930	$168	$2,044
Provision for loan losses	111	126	101	338
Loan charge-offs	(128)	(344)	(135)	(607)
Loan recoveries	57	65	40	162
Balance at end of period	$986	$777	$174	$1,937
	2013
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$902	$1,131	$141	$2,174
Provision for loan losses	197	243	108	548
Loan charge-offs	(219)	(531)	(119)	(869)
Loan recoveries	66	87	38	191
Balance at end of period	$946	$930	$168	$2,044

Notes to Consolidated Financial Statements, continued

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

	December 31, 2014
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL
Individually evaluated	$92	$11	$2,563	$300	$126	$8	$2,781	$319
Collectively evaluated	73,300	975	35,940	477	20,819	166	130,059	1,618
Total evaluated	73,392	986	38,503	777	20,945	174	132,840	1,937
LHFI at fair value	—	—	272	—	—	—	272	—
Total LHFI	$73,392	$986	$38,775	$777	$20,945	$174	$133,112	$1,937

	December 31, 2013
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL
Individually evaluated	$171	$10	$2,878	$345	$110	$8	$3,159	$363
Collectively evaluated	64,139	936	40,010	585	20,267	160	124,416	1,681
Total evaluated	64,310	946	42,888	930	20,377	168	127,575	2,044
LHFI at fair value	—	—	302	—	—	—	302	—
Total LHFI	$64,310	$946	$43,190	$930	$20,377	$168	$127,877	$2,044

NOTE 8 - PREMISES AND EQUIPMENT
Premises and equipment at December 31 consisted of the following:

(Dollars in millions)	Useful Life (in years)	2014	2013
Land	Indefinite	$334	$345
Buildings and improvements	2 - 40	1,051	1,045
Leasehold improvements	1 - 30	628	609
Furniture and equipment	1 - 20	1,426	1,399
Construction in progress		201	206
Total premises and equipment		3,640	3,604
Less: Accumulated depreciation and amortization		2,132	2,039
Premises and equipment, net		$1,508	$1,565
The Company previously completed sale leaseback transactions consisting of branch properties and various individual office buildings. Upon completion of these transactions, the Company recognized a portion of the resulting gains and deferred the remainder to be recognized ratably over the expected term of the lease, predominantly 10 years, as an offset to net occupancy expense. To the extent that terms on these leases are extended, the remaining deferred gain would be amortized over the new lease term. Amortization of deferred gains on sale leaseback transactions was $53 million, $58 million, and $67 million for the years ended December 31, 2014, 2013, and 2012, respectively. At December 31, 2014 and 2013, the remaining deferred gain associated with sale leaseback transactions was $162 million and $215 million, respectively.
The carrying amounts of premises and equipment subject to mortgage indebtedness (included in long-term debt) were immaterial at December 31, 2014 and 2013. Net premises and equipment included $4 million and $5 million related to capital leases at December 31, 2014 and 2013, respectively. Aggregate rent expense (principally for offices), including contingent rent expense and sublease income, totaled $206 million, $220 million, and $228 million for the years ended December 31, 2014, 2013, and 2012, respectively. Depreciation and amortization expense for the years ended December 31, 2014, 2013, and 2012 totaled $176 million, $185 million, and $188 million, respectively.

Notes to Consolidated Financial Statements, continued

Various Company facilities are leased under capital leases and noncancelable operating leases with initial remaining terms in excess of one year. The following table presents future minimum lease payments at December 31, 2014.

(Dollars in millions)	Operating Leases	Capital Leases
2015	$205	$2
2016	201	2
2017	183	2
2018	107	2
2019	87	3
Thereafter	328	—
Total minimum lease payments	$1,111	11
Less: Amounts representing interest		2
Present value of net minimum lease payments		$9

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company evaluates goodwill for impairment each year as of September 30, or as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount.
The fair value of a reporting unit is determined by using discounted cash flow analyses and, when applicable, guideline company information. The carrying value of a reporting unit is determined using an equity allocation methodology that allocates the total equity of the Company to each of its reporting units considering both regulatory risk-based capital and tangible equity relative to tangible assets. See Note 1, "Significant Accounting Policies" for additional information regarding the Company's goodwill accounting policy.
The Company performed a goodwill impairment analysis for all of its reporting units with goodwill balances as of September 30, 2014 and 2013, and based on the results of the annual goodwill impairment test, the Company determined that there was no impairment. The Company monitored events and circumstances during the fourth quarter of 2014 and determined that due to an increase in the carrying value of the Wholesale Banking reporting unit, driven primarily by asset growth and increased total equity of the Company, it was necessary to perform an interim goodwill impairment analysis for the Wholesale Banking reporting unit as of December 31, 2014. Based on the results of the interim goodwill impairment analysis, the Company determined that there was no impairment.
As discussed in Note 2, "Acquisitions/Dispositions," the Company completed the sale of its asset management subsidiary, RidgeWorth, during the second quarter of 2014. Also, during the year ended December 31, 2013, branch-managed business banking clients were transferred from Wholesale Banking to Consumer Banking and Private Wealth Management, resulting in the reallocation of $300 million in goodwill. The changes in the carrying amount of goodwill by reportable segment for the years ended December 31 are as follows:

(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Total
Balance, January 1, 2014	$4,262	$2,107	$6,369
Acquisition of Lantana Oil and Gas Partners, Inc.	—	8	8
Sale of RidgeWorth	—	(40)	(40)
Balance, December 31, 2014	$4,262	$2,075	$6,337
Balance, January 1, 2013	$3,962	$2,407	$6,369
Intersegment transfers	300	(300)	—
Balance, December 31, 2013	$4,262	$2,107	$6,369

Notes to Consolidated Financial Statements, continued

Other Intangible Assets
Changes in the carrying amounts of other intangible assets for the years ended December 31 are as follows:

(Dollars in millions)	Core Deposit Intangibles	MSRs - Fair Value	Other	Total
Balance, January 1, 2014	$4	$1,300	$30	$1,334
Amortization	(4)	—	(8)	(12)
MSRs originated	—	178	—	178
MSRs purchased	—	130	—	130
Changes in fair value:
Due to changes in inputs and assumptions [1]	—	(234)	—	(234)
Other changes in fair value [2]	—	(167)	—	(167)
Sale of MSRs	—	(1)	—	(1)
Sale of RidgeWorth	—	—	(9)	(9)
Balance, December 31, 2014	$—	$1,206	$13	$1,219

Balance, January 1, 2013	$17	$899	$40	$956
Amortization	(13)	—	(10)	(23)
MSRs originated	—	352	—	352
Changes in fair value:
Due to changes in inputs and assumptions [1]	—	302	—	302
Other changes in fair value [2]	—	(252)	—	(252)
Sale of MSRs	—	(1)	—	(1)
Balance, December 31, 2013	$4	$1,300	$30	$1,334
1 Primarily reflects changes in discount rates and prepayment speed assumptions, due to changes in interest rates.
2 Represents changes due to the collection of expected cash flows, net of accretion, due to the passage of time.

The Company's estimated future amortization expense for intangible assets subject to amortization is immaterial, based on existing asset balances at December 31, 2014.
Mortgage Servicing Rights
The Company retains MSRs from certain of its sales or securitizations of residential mortgage loans. MSRs on residential mortgage loans are the only servicing assets capitalized by the Company and are classified within intangible assets on the Company's Consolidated Balance Sheets.
Income earned by the Company on its MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs. Such income earned for the years ended December 31, 2014, 2013, and 2012 was $329 million, $317 million, and $333 million, respectively. These amounts are reported in mortgage servicing related income in the Consolidated Statements of Income.
At December 31, 2014 and 2013, the total UPB of mortgage loans serviced was $142.1 billion and $136.7 billion, respectively. Included in these amounts were $115.5 billion and $106.8 billion at December 31, 2014 and 2013, respectively, of loans serviced for third parties. During the years ended December 31, 2014 and 2013, the Company sold MSRs, at a price approximating their fair value, on residential loans with a UPB of $878 million and $2.8 billion, respectively. The Company purchased MSRs on residential loans with a UPB of $10.9 billion during the year ended December 31, 2014. No MSRs were purchased during the year ended December 31, 2013.
The Company determines the fair value of the MSRs using a valuation model that calculates the present value of estimated future net servicing income. The model incorporates a number of assumptions as MSRs do not trade in an active and open market with readily observable prices. The Company determines fair value using prepayment projections, spreads, and other assumptions that are compared to various sources of market data including independent third party valuations and industry surveys. Senior management and the STM Valuation Committee review all significant assumptions at least quarterly, since many factors can affect the fair value of MSRs. Changes to the valuation model inputs and assumptions are reflected in the periods' results.
A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the Company’s MSRs at December 31, 2014 and 2013, and the sensitivity of the fair values to immediate 10% and 20% adverse changes in those assumptions, are shown in the following table.

(Dollars in millions)	December 31, 2014	December 31, 2013
Fair value of retained MSRs	$1,206	$1,300
Prepayment rate assumption (annual)	11%	8%
Decline in fair value from 10% adverse change	$46	$38
Decline in fair value from 20% adverse change	88	74
Option adjusted spread/discount rate (annual) [1]	10%	12%
Decline in fair value from 10% adverse change	$55	$66
Decline in fair value from 20% adverse change	105	126
Weighted-average life (in years)	6.4	7.7
Weighted-average coupon	4.2%	4.4%
1 Option adjusted spread was a key assumption used to estimate the fair value of the Company's MSRs at December 31, 2014. At December 31, 2013, a discount rate was used.

Notes to Consolidated Financial Statements, continued

The above sensitivities are hypothetical and should be used with caution. As the amounts indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained MSRs is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Additionally, the sensitivities above do not include the effect of hedging activity undertaken by the Company to offset changes in the fair value of MSRs. See Note 17, “Derivative Financial Instruments,” for further information regarding these hedging activities.

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
The Company’s continuing involvement in such transfers includes owning certain beneficial interests, including senior and subordinate debt instruments, as well as equity interests, servicing or collateral manager responsibilities, and guarantee or recourse arrangements. Cash receipts on interests held related to asset transfers were $21 million, $36 million and $30 million for the years ended December 31, 2014, 2013, and 2012, respectively. The servicing and management fees related to asset transfers were immaterial for the years ended December 31, 2014, 2013, and 2012, respectively. The Company is not required to provide additional financial support to any of the entities to which the Company has transferred financial assets, nor has the Company provided any support it was not otherwise obligated to provide. Further, during the year ended December 31, 2014, the Company evaluated whether any of its previous conclusions regarding whether it is the primary beneficiary of the VIEs described below should be changed based upon events occurring during the period. These evaluations did not result in changes to previous consolidation conclusions, except for one CLO entity which is described in detail in the "Commercial and Corporate Loans" section of this footnote. No events occurred during the year ended December 31, 2014 that changed the Company’s sale accounting conclusions in regards to previously transferred residential mortgage loans, student loans, commercial and corporate loans, or CDO securities.
When a transfer or other transaction occurs with a VIE, the Company first determines if it has a VI in the VIE. A VI is typically in the form of securities representing retained interests in transferred assets and, at times, servicing rights and collateral manager fees. If the Company has a VI in an entity, it then evaluates whether or not it has both (1) the power to direct the activities that most significantly impact the economic performance of the VIE, and (2) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE to determine if the Company should consolidate the VIE.

Below is a summary of transfers of financial assets to VIEs for which the Company has retained some level of continuing involvement:
Residential Mortgage Loans
The Company typically transfers first lien residential mortgage loans in conjunction with Ginnie Mae, Fannie Mae, and Freddie Mac securitization transactions whereby the loans are exchanged for cash or securities that are readily redeemable for cash and servicing rights are retained. The Company sold residential mortgage loans to these entities, which resulted in pre-tax net gains of $224 million, $186 million and $1 billion, including servicing rights, for the years ended December 31, 2014, 2013, and 2012, respectively. These net gains/losses are included within mortgage production related income in the Consolidated Statements of Income. These net gains/losses include the change in value of the loans as a result of changes in interest rates from the time the related IRLCs were issued to the borrowers but do not include the results of hedging activities initiated by the Company to mitigate this market risk. See Note 17, “Derivative Financial Instruments,” for further discussion of the Company’s hedging activities. As the seller, the Company has made certain representations and warranties with respect to the originally transferred loans, including those transferred under Ginnie Mae, Fannie Mae, and Freddie Mac programs, and those representations and warranties are discussed in Note 16, “Guarantees.”
In a limited number of securitizations, the Company has received securities representing retained interests in the transferred loans in addition to cash (while also retaining servicing rights) in exchange for the transferred loans. The received securities are carried at fair value as securities AFS. At December 31, 2014 and 2013, the fair value of securities received totaled $55 million and $71 million, respectively, and were valued using a third party pricing service.
The Company evaluated these securitization transactions for consolidation under the VIE consolidation guidance. As servicer of the underlying loans, the Company is generally deemed to have power over the securitization entity. However, if a single party, such as the issuer or the master servicer, effectively controls the servicing activities or has the unilateral ability to terminate the Company as servicer without cause, then that party is deemed to have power over the entity. In almost all of its securitization transactions, the Company does not have power over the VIE as a result of these rights held by the master servicer. In certain transactions, the Company does have power as the servicer; however, the Company does not also have an obligation to absorb losses or the right to receive benefits that could potentially be significant. The absorption of losses and the

Notes to Consolidated Financial Statements, continued

receipt of benefits would generally manifest itself through the retention of senior or subordinated interests in the securitization. Total assets at December 31, 2014 and 2013, of the unconsolidated trusts in which the Company has a VI were $288 million and $350 million, respectively.
The Company’s maximum exposure to loss related to the unconsolidated VIEs in which it holds a VI is comprised of the loss of value of any interests it retains, which are immaterial, and any repurchase obligations it incurs as a result of a breach of representations and warranties, discussed further in Note 16, “Guarantees.”
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
At December 31, 2014, all CLOs that the Company has involvement with are considered to be VIEs and are unconsolidated. The Company has determined that it is not the primary beneficiary of these entities as it does not possess the power to direct the activities that most significantly impact the economic performance of the VIEs. The Company's preference share exposure was valued at $3 million at both December 31, 2014 and 2013. The Company's senior interest exposure was valued at $18 million and $26 million at December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, unconsolidated VIEs that the Company had involvement with had $704 million and $1.6 billion of estimated assets, respectively, and $654 million and $1.6 billion of estimated liabilities, respectively.
Student Loans
During 2006, the Company completed a securitization of government-guaranteed student loans through a transfer of loans to a SPE, which previously qualified as a QSPE, and retained the related residual interest in the SPE. The Company concluded that this securitization of government-guaranteed student loans should be consolidated. At December 31, 2014 and 2013, the Company’s Consolidated Balance Sheets reflected $306 million and $344 million, respectively, of assets held by the Student Loan entity and $302 million and $341 million, respectively, of debt issued by the Student Loan entity.
Payments from the assets in the SPE must first be used to settle the obligations of the SPE, with any remaining payments remitted to the Company as the owner of the residual interest. To the extent that losses are incurred on the SPE’s assets, the SPE has recourse to the federal government as the guarantor, up to a maximum guarantee of 97%. Losses in excess of the government guarantee reduce the amount of available cash payable to the Company as the owner of the residual interest. To the extent that losses result from a breach of the master servicer’s servicing responsibilities, the SPE has recourse to the Company; the Company may be required to repurchase the defaulting loan(s) from the SPE at par value. If the breach was caused by the subservicer, the Company has recourse to seek reimbursement from the subservicer up to the guaranteed amount. The Company’s maximum exposure to loss related to the SPE is represented by the potential losses resulting from a breach of servicing responsibilities. To date, all loss claims filed with the guarantor that have been denied due to servicing errors have either been or are in the process of being cured or reimbursement has been provided to the Company by the subservicer.

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

Notes to Consolidated Financial Statements, continued

In relation to the Commercial, Residential and Consumer financial assets discussed above, the following table presents portfolio and delinquency balances for accruing loans 90 days or more past due and all nonaccrual loans at December 31, 2014 and 2013, as well as net charge-offs for the years ended December 31, 2014 and 2013:

	Portfolio Balance [1]		Past Due and Nonaccrual [2]				Net Charge-offs
	December 31, 2014	December 31, 2013	December 31, 2014		December 31, 2013		Year Ended December 31
(Dollars in millions)							2014	2013
Type of loan:
Commercial	$73,392	$64,310	$181		$272		$71	$153
Residential	38,775	43,190	891		1,296		279	444
Consumer	20,945	20,377	619		631		95	81
Total loan portfolio	133,112	127,877	1,691		2,199		445	678
Managed securitized loans:
Commercial	—	1,617	—		29		—	—
Residential	110,591	100,695	183	[3]	493	[3]	16	23
Total managed loans	$243,703	$230,189	$1,874		$2,721		$461	$701
1 Excludes $3.2 billion and $1.7 billion of LHFS at December 31, 2014 and 2013, respectively.
2 Excludes $39 million and $17 million of past due LHFS at December 31, 2014 and 2013, respectively.
3 Excludes loans that have completed the foreclosure or short sale process (i.e. involuntary prepayments).

Other Variable Interest Entities
In addition to the Company’s involvement with certain VIEs related to transfers of financial assets, the Company also has involvement with VIEs from other business activities.
Total Return Swaps
The Company has involvement with various VIEs related to its TRS business. Under the matched book TRS business model, the VIEs purchase assets (typically commercial leveraged loans) from the market, which are identified by third party clients, that serve as the underlying reference assets for a TRS between the VIE and the Company and a mirror-image TRS between the Company and its third party clients. The TRS contracts between the VIEs and the Company hedge the Company’s exposure to the TRS contracts with its third party clients. These third parties are not related parties to the Company, nor are they and the Company de facto agents of each other. In order for the VIEs to purchase the reference assets, the Company provides senior financing, in the form of demand notes, to these VIEs. The TRS contracts pass through interest and other cash flows on the assets owned by the VIEs to the third parties, along with exposing the third parties to decreases in value on the assets and providing them with the rights to appreciation on the assets. The terms of the TRS contracts require the third parties to post initial collateral, in addition to ongoing margin as the fair values of the underlying assets change.
The Company evaluated the VIEs for consolidation, noting that the Company and its third party clients are the VI holders. As such, the Company evaluated the nature of all VIs and other interests and involvement with the VIEs, in addition to the purpose and design of the VIEs, relative to the risks they were designed to create. The purpose and design of a VIE are key components of a consolidation analysis. The VIEs were designed for the benefit of the third parties and would not exist if the Company did not enter into the TRS contracts with the third parties. The activities of the VIEs are restricted to buying and selling reference assets with respect to the TRS contracts entered into between the Company and its third party clients and the risks/benefits of any such assets owned by the VIEs are passed to the third party clients via the TRS contracts. The TRS contracts between the Company and its third party clients have a substantive effect on the design of the overall transaction and the VIEs. Based on its evaluation, the Company has determined that it is not the primary beneficiary of the VIEs, as the design of the TRS business results in the Company having no substantive power to direct the significant activities of the VIEs.
At December 31, 2014 and 2013, the Company had $2.3 billion and $1.5 billion, respectively, in senior financing outstanding to VIEs, which was classified within trading assets and derivatives on the Consolidated Balance Sheets and carried at fair value. These VIEs had entered into TRS contracts with the Company with outstanding notional amounts of $2.3 billion and $1.5 billion at December 31, 2014 and 2013, respectively, and the Company had entered into mirror-image TRS contracts with third parties with the same outstanding notional amounts. At December 31, 2014, the fair values of these TRS assets and liabilities were $19 million and $14 million, respectively, and at December 31, 2013, the fair values of these TRS assets and liabilities were $35 million and $31 million, respectively, reflecting the pass-through nature of these structures. The notional amounts of the TRS contracts with the VIEs represent the Company’s maximum exposure to loss, although such exposure to loss has been mitigated via the TRS contracts with third parties. For additional information on the Company’s TRS with these VIEs, see Note 17, “Derivative Financial Instruments.”
Community Development Investments
As part of its community reinvestment initiatives, the Company invests primarily within its footprint in multi-family affordable housing developments and other community development entities as a limited and/or general partner and/or a debt provider. The Company receives tax credits for its limited partner investments. The Company has determined that the vast majority of the related partnerships in which the investments are held are

Notes to Consolidated Financial Statements, continued

VIEs. In limited circumstances, the Company owns both the limited partner and general partner interests, in which case the related partnerships are not considered VIEs and are consolidated by the Company.
The Company consolidated its affordable housing partnerships under such circumstances, and has designated those partnerships as held for sale, and accordingly has recognized them at the lower of their carrying value or estimated fair value less costs to sell. At December 31, 2014, the value of properties held for sale was $79 million and disposition is expected to be completed in the first quarter of 2015.
When the Company is the limited partner and there is a third party general partner, the Company has determined that it is not the primary beneficiary of these partnerships and accounts for its interest in accordance with the accounting requirements for investments in affordable housing projects. Often times, the general partner or an affiliate of the general partner provides guarantees to the limited partner, which protects the Company from losses attributable to operating deficits, construction deficits, and tax credit allocation deficits. Assets of $1.6 billion and $1.5 billion in these partnerships were not included in the Consolidated Balance Sheets at December 31, 2014 and 2013, respectively. The Company's limited partner interests had carrying values of $363 million and $252 million at December 31, 2014 and 2013, respectively, and are recorded in other assets in the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss for these investments totaled $910 million and $697 million at December 31, 2014 and 2013, respectively. The Company’s maximum exposure to loss would result from the loss of the equity investments along with $412 million and $303 million of loans, interest-rate swaps, or letters of credit issued by the Company to the entities at December 31,

2014 and 2013, respectively. The difference between the maximum exposure to loss and the investment and loan balances is primarily attributable to the unfunded equity commitments. Unfunded equity commitments are amounts that the Company has committed to the entities upon the entities meeting certain conditions. If these conditions are met, the Company will invest these additional amounts in the entities.
As indicated in Note 1, "Significant Accounting Policies," the Company adopted ASU 2014-01 in the first quarter of 2014, which allowed amortization of qualified affordable housing investments within the scope of the ASU to be presented net of the income tax credits in the provision for income taxes. During the years ended December 31, 2014, 2013, and 2012, the Company recognized $66 million, $64 million and $63 million of tax credits, respectively, and $61 million, $49 million and $39 million of amortization expense, respectively, in the provision for income taxes. For community development investments not within the scope of ASU 2014-01, the Company continues to record amortization of the investment in amortization expense, a component of noninterest expense. Also included in amortization expense on the Company's Consolidated Statements of Income is the amortization of intangible assets. See Note 9, "Goodwill and Other Intangible Assets," for additional information.
Additionally, the Company owns noncontrolling interests in funds whose purpose is to invest in community developments. At December 31, 2014 and 2013, the Company's investment in these funds totaled $113 million and $138 million, respectively, and the Company's maximum exposure to loss on its equity investments, which is comprised of its investments in the funds plus any additional unfunded equity commitments, was $236 million and $217 million, respectively.

NOTE 11 - BORROWINGS AND CONTRACTUAL COMMITMENTS
Other short-term borrowings
Other short-term borrowings at December 31 were as follows:

	2014		2013
(Dollars in millions)	Balance	Interest Rate	Balance	Interest Rate
FHLB advances	$4,000	0.23%	$4,000	0.21%
Master notes	1,280	0.15	1,554	0.28
Dealer collateral	354	0.13	232	0.10
Other	—	—	2	2.70
Total other short-term borrowings	$5,634		$5,788

Notes to Consolidated Financial Statements, continued

Long-term debt
Long-term debt at December 31 consisted of the following:

	2014			2013
(Dollars in millions)	Maturity Date(s)	Interest Rate(s)	Balance	Balance
Parent Company Only:
Senior, fixed rate	2016 - 2028	2.35% - 6.00%	$3,630	$3,001
Senior, variable rate	2015 - 2019	0.38 - 2.00	358	283
Subordinated, fixed rate	2026	6.00	200	200
Junior subordinated, variable rate	2027 - 2028	0.89 - 1.22	627	627
Total Parent Company debt (excluding intercompany of $0 and $160 at December 31, 2014 and 2013, respectively)			4,815	4,111
Subsidiaries [1]:
Senior, fixed rate [2]	2015 - 2053	0.00 - 9.65	5,682	1,006
Senior, variable rate [3]	2015 - 2043	0.35 - 6.98	742	3,783
Subordinated, fixed rate [4]	2015 - 2020	5.00 - 7.25	1,283	1,300
Subordinated, variable rate	2015	0.52 - 0.54	500	500
Total subsidiaries debt			8,207	6,589
Total long-term debt			$13,022	$10,700
1 90% and 85% of total subsidiaries debt is issued by the Bank at December 31, 2014 and 2013, respectively.
2 Includes leases and other obligations that do not have a stated interest rate.
3 Includes $0 and $256 million of debt recorded at fair value at December 31, 2014 and 2013, respectively.
4 Debt recorded at fair value.

The Company held no foreign denominated debt at December 31, 2014 and 2013. Maturities of long-term debt at December 31, 2014 were as follows:

(Dollars in millions)	Parent Company	Subsidiaries
2015	$28	$1,791
2016	1,054	72
2017	1,232	4,332
2018	774	514
2019	891	30
Thereafter	836	1,468
Total	$4,815	$8,207
During 2014, the Bank issued $250 million of floating rate senior notes that pay a coupon rate of 3-month LIBOR plus 44 basis points and $600 million of fixed rate senior notes that pay a coupon rate of 1.35% under the Global Bank Note program. These notes mature in 2017 and can be called beginning one month prior to their maturity date. Furthermore, the Bank added a $1.0 billion long-term FHLB advance during 2014. The Parent Company issued $650 million of fixed rate senior notes that pay a coupon rate of 2.50%. These notes mature in 2019 and can be called beginning one month prior to their maturity date. The Company had no additional material issuances, advances, repurchases, or extinguishments of long-term debt during the year.

Restrictive provisions of several long-term debt agreements prevent the Company from creating liens on, disposing of, or issuing (except to related parties) voting stock of subsidiaries. Furthermore, there are restrictions on mergers, consolidations, certain leases, sales or transfers of assets, minimum shareholders’ equity, and maximum borrowings by the Company. At December 31, 2014, the Company was in compliance with all covenants and provisions of long-term debt agreements. As currently defined by federal bank regulators, long-term debt of $627 million qualified as Tier 1 capital at both December 31, 2014 and 2013, and long-term debt of $792 million and $1.1 billion qualified as Tier 2 capital at December 31, 2014 and 2013, respectively.
The Company does not consolidate certain wholly-owned trusts which were formed for the sole purpose of issuing trust preferred securities. The proceeds from the trust preferred securities issuances were invested in junior subordinated debentures of the Parent Company. The obligations of these debentures constitute a full and unconditional guarantee by the Parent Company of the trust preferred securities.

Contractual Commitments
In the normal course of business, the Company enters into certain contractual arrangements. Such arrangements include obligations to make future payments on lease arrangements, contractual commitments for capital expenditures, and service contracts.

Notes to Consolidated Financial Statements, continued

At December 31, 2014, the Company had the following unconditional obligations:

(Dollars in millions)	1 year or less	1-3 years	3-5 years	After 5 years	Total
Operating leases	$205	$384	$194	$328	$1,111
Capital leases [1]	2	3	4	—	9
Purchase obligations [2]	421	38	3	—	462
Total	$628	$425	$201	$328	$1,582
1 Amounts do not include accrued interest.
2 Amounts represent termination fees for legally binding purchase obligations of $5 million or more. Payments made towards the purchase of goods or services under these purchase obligations totaled $223 million during 2014.

NOTE 12 – NET INCOME PER COMMON SHARE
Equivalent shares of 15 million, 18 million, and 23 million related to common stock options and common stock warrants outstanding at December 31, 2014, 2013, and 2012, respectively, were excluded from the computations of diluted net income per average common share because they would have been anti-dilutive.

Reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding are included below.

	Year Ended December 31
(In millions, except per share data)	2014	2013	2012
Net income	$1,774	$1,344	$1,958
Preferred dividends	(42)	(37)	(12)
Dividends and undistributed earnings allocated to unvested shares	(10)	(10)	(15)
Net income available to common shareholders	$1,722	$1,297	$1,931
Average basic common shares	528	534	534
Effect of dilutive securities:
Stock options	1	1	1
Restricted stock and warrants	4	4	3
Average diluted common shares	533	539	538
Net income per average common share - diluted	$3.23	$2.41	$3.59
Net income per average common share - basic	$3.26	$2.43	$3.62

NOTE 13 – CAPITAL
Following the Federal Reserve's review of and non-objection to the Company's capital plan in conjunction with the 2014 CCAR, the Company increased its quarterly common stock dividend from $0.10 to $0.20 per share beginning in the second quarter of 2014, repurchased a total of $278 million, or approximately 8.5 million shares of its outstanding common stock, and maintained dividend payments on its preferred stock during 2014. Pursuant to its 2013 capital plan, the Company also repurchased $50 million of its outstanding common stock in the first quarter of 2014, bringing the total amount of common stock repurchased in 2014 pursuant to CCAR capital plans to $328 million. The Company has capacity under its 2014 capital plan to purchase an additional $120 million of its outstanding common stock prior to March 31, 2015. The Company has submitted its 2015 capital plan for review by the Federal Reserve in conjunction with the 2015 CCAR and awaits the completion of their review.

Additionally, during 2014, the Company recorded a $130 million tax benefit as a result of the completion of a tax authority examination, enabling the repurchase of an additional $130 million of outstanding common stock. The purchase of this additional common stock was incremental to the existing availability under the CCAR capital plans. See additional discussion of the realized tax benefit in Note 14, "Income Taxes."
During the years ended December 31, 2014, 2013, and 2012, the Company declared and paid common dividends totaling $371 million, or $0.70 per common share, $188 million, or $0.35 per common share, and $107 million, or $0.20 per common share, respectively. The Company also recognized dividends on perpetual preferred stock totaling $42 million, $37 million, and $12 million during the years ended December 31, 2014, 2013, and 2012, respectively. During 2014, the dividend per share was

Notes to Consolidated Financial Statements, continued

$4,056 for the Series A and Series B Perpetual Preferred Stock, and $5,875 for the Series E Perpetual Preferred Stock.
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
Substantially all of the Company’s retained earnings are undistributed earnings of the Bank, which are restricted by various regulations administered by federal and state bank regulatory authorities. At December 31, 2014 and 2013, retained earnings of the Bank available for payment of cash dividends to the Parent Company under these regulations totaled approximately $2.9 billion and $2.6 billion, respectively. Additionally, the Federal Reserve requires the Company to maintain cash reserves. At December 31, 2014 and 2013, these reserve requirements totaled $1.5 billion and $2.0 billion, respectively and were fulfilled with a combination of cash on hand and deposits at the Federal Reserve.

Capital Ratios
The Company is subject to various regulatory capital requirements which involve quantitative measures of the Company’s assets. Capital ratios at December 31 consisted of the following:

	2014		2013
(Dollars in millions)	Amount	Ratio	Amount	Ratio
SunTrust Banks, Inc.
Tier 1 common	$15,594	9.60%	$14,602	9.82%
Tier 1 capital	17,554	10.80	16,073	10.81
Total capital	20,338	12.51	19,052	12.81
Tier 1 leverage		9.64		9.58
SunTrust Bank
Tier 1 capital	$17,036	10.67%	$16,059	10.96%
Total capital	19,619	12.29	18,810	12.84
Tier 1 leverage		9.57		9.78
On October 11, 2013, the Federal Reserve published final rules in the Federal Register implementing Basel III. These rules, which are effective for the Company and the Bank on January 1, 2015, include the following minimum capital requirements: CET 1 ratio of 4.5%; Tier 1 Capital ratio of 6%; Total Capital ratio of 8%; Leverage ratio of 4%; and a capital conservation buffer of 2.5% of RWA. The capital conservation buffer is applicable beginning on January 1, 2016 and will be phased-in through December 31, 2018.
At December 31, 2014, the Company had $627 million in trust preferred securities outstanding. The Basel III rules require the phase out of non-qualifying Tier 1 Capital instruments such as trust preferred securities. As such, beginning on January 1,

2015, approximately $627 million in principal amount of the Company's trust preferred and other hybrid capital securities currently outstanding will start to be phased out of Tier 1 capital, but instead will qualify for Tier 2 capital treatment. Accordingly, the Company anticipates that, by January 1, 2016, all $627 million of its outstanding trust preferred securities will lose Tier 1 capital treatment, and will be reclassified as Tier 2 capital.
Preferred Stock
Preferred stock at December 31 consisted of the following:

(Dollars in millions)	2014	2013
Series A (1,725 shares outstanding)	$172	$172
Series B (1,025 shares outstanding)	103	103
Series E (4,500 shares outstanding)	450	450
Series F (5,000 shares outstanding)	500	—
Total preferred stock	$1,225	$725
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

Notes to Consolidated Financial Statements, continued

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
In November 2014, the Company issued depositary shares representing ownership interest in 5,000 shares of Perpetual Preferred Stock, Series F, with no par value and $100,000 liquidation preference per share (the "Series F Preferred Stock"). As a result of this issuance, the Company received net proceeds of $496 million after the underwriting discount, but before expenses, and used the net proceeds for general corporate purposes. The Series F Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company to redeem, repurchase, or retire the shares. Dividends for the shares are noncumulative and, if declared, will be payable semi-annually beginning on June 15, 2015 through December 15, 2019 at a rate per annum of 5.625%, and payable quarterly beginning on March 15, 2020 at a rate per annum equal to the three-month LIBOR plus 3.86%. By its terms, the Company may redeem the Series F Preferred Stock on any dividend payment date occurring on or after December 15, 2019 or at any time within 90 days following a regulatory capital event, at a redemption price of $1,000 per depositary share plus any declared and unpaid dividends. Except in certain limited circumstances, the Series F Preferred Stock does not have any voting rights.
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

NOTE 14 - INCOME TAXES
The components of income tax provision included in the Consolidated Statements of Income during the years ended December 31 were as follows:

(Dollars in millions)	2014	2013	2012
Current income tax expense/(benefit):
Federal	$365	($158)	$592
State	29	(15)	26
Total	394	(173)	618
Deferred income tax expense/(benefit):
Federal	99	444	229
State	—	51	(35)
Total	99	495	194
Total income tax expense	$493	$322	$812

The Company adopted accounting guidance effective January 1, 2014, which allowed amortization expense related to qualified affordable housing investments to be presented net of the income tax credits in the provision for income taxes. Prior to 2014, these amortization expenses were recognized in other noninterest expense. The standard is required to be applied retrospectively; therefore, prior periods have been reclassified. See Note 1,

“Significant Accounting Policies,” for further information related to this new guidance.
The income tax provision does not reflect the tax effects of unrealized gains and losses and other income and expenses recorded in AOCI. For additional information on AOCI, see Note 21, “Accumulated Other Comprehensive (Loss)/Income.”

Notes to Consolidated Financial Statements, continued

A reconciliation of the expected income tax expense, using the statutory federal income tax rate of 35%, to the Company’s actual provision for income taxes and the effective tax rate during the years ended December 31 were as follows:

	2014		2013		2012
(Dollars in millions)	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income
Income tax expense at federal statutory rate	$793	35.0%	$583	35.0%	$970	35.0%
Increase (decrease) resulting from:
State income taxes, net	12	0.5	21	1.2	(9)	(0.3)
Tax-exempt interest	(89)	(3.9)	(80)	(4.8)	(77)	(2.8)
Internal restructuring	—	—	(343)	(20.6)	—	—
Changes in UTBs (including interest), net	(82)	(3.6)	152	9.1	1	—
Income tax credits, net of amortization [1]	(65)	(2.9)	(53)	(3.2)	(58)	(2.1)
Non-deductible expenses	(57)	(2.5)	49	3.0	16	0.6
Other	(19)	(0.8)	(7)	(0.4)	(31)	(1.1)
Total income tax expense and rate	$493	21.8%	$322	19.3%	$812	29.3%
1 Excludes tax credits of $21 million for the year ended December 31, 2014, which were recognized as a reduction to the related investment asset.
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

(Dollars in millions)	2014	2013
DTAs:
ALLL	$710	$795
Accrued expenses	358	463
State NOLs and other carryforwards	201	208
Net unrealized losses in AOCI	56	153
Other	127	131
Total gross DTAs	1,452	1,750
Valuation allowance	(98)	(102)
Total DTAs	1,354	1,648
DTLs:
Leasing	762	804
Compensation and employee benefits	113	97
MSRs	515	566
Loans	93	98
Goodwill and intangible assets	190	151
Fixed assets	140	153
Other	61	53
Total DTLs	1,874	1,922
Net DTL	($520)	($274)
The DTAs include state NOLs and other state carryforwards that will expire, if not utilized, in varying amounts from 2015 to 2034. At December 31, 2014 and 2013, the Company had a valuation allowance recorded against its state carryforwards and certain state DTAs of $98 million and $102 million, respectively. A valuation allowance is not required for the federal and the remaining state DTAs because it is more-likely-than-not these assets will be realized.

Notes to Consolidated Financial Statements, continued

The following table provides a rollforward of the Company's federal and state UTBs, excluding interest and penalties, during the years ended December 31:

(Dollars in millions)	2014	2013
Balance at January 1	$291	$137
Increases in UTBs related to prior years	1	4
Decreases in UTBs related to prior years	(36)	(10)
Increases in UTBs related to the current year	87	171
Decreases in UTBs related to settlements	(130)	(2)
Decreases in UTBs related to lapse of the applicable statutes of limitations	(3)	(9)
Balance at December 31	$210	$291
The amount of UTBs that, if recognized, would affect the Company's effective tax rate was $148 million at December 31, 2014.

Interest related to UTBs is recorded as a component of the income tax provision. The Company had a liability of $20 million and $17 million for interest related to its UTBs at December 31, 2014 and 2013, respectively. During the years ended December 31, 2014 and 2013, the Company recognized an expense of approximately $3 million and a benefit of approximately $1 million, respectively, for interest on the UTBs.
The Company files U.S. federal, state, and local income tax returns. The Company's federal income tax returns are no longer subject to examination by the IRS for taxable years prior to 2010. With limited exceptions, the Company is no longer subject to examination by state and local taxing authorities for taxable years prior to 2006. It is reasonably possible that the liability for UTBs could decrease by as much as $52 million during the next 12 months due to completion of tax authority examinations.

NOTE 15 - EMPLOYEE BENEFIT PLANS
The Company sponsors various short-term incentive plans and LTI plans for eligible employees, which may be delivered through various incentive programs, such as RSUs, restricted stock, and LTI cash. AIP is the Company's short-term cash incentive plan for key employees that provides for potential annual cash awards based on the Company's performance and/or the achievement of business unit and individual performance objectives. Awards under the LTI cash plan generally cliff vest over a period of three years from the date of the award and are paid in cash. All incentive awards are subject to clawback provisions. Compensation expense for these incentive plans with cash payouts was $203 million, $150 million, and $155 million for the years ended December 31, 2014, 2013, and 2012.
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
On January 9, 2014 the Compensation Committee of the Board of Directors approved, subject to shareholder approval, an amendment to the 2009 Stock Plan as amended and restated effective January 1, 2014, to remove the sub-limit on shares available for grant that may be issued as restricted stock or RSUs. Following shareholder approval of the Plan amendment, which occurred on April 22, 2014, all of the 17 million remaining authorized shares previously under the Plan became available for grant as stock options, stock appreciation rights, restricted stock, or RSUs. Prior to the Plan amendment, only a portion of such shares were available to be granted as either restricted stock or RSUs. At December 31, 2014, approximately 18 million shares were available for grant.
Shares or units of restricted stock may be granted to employees and directors. Generally, grants to employees either cliff vest after three years or vest pro rata annually over three years. Restricted stock grants may be subject to one or more criteria, including employment, performance, or other conditions as established by the Compensation Committee at the time of grant. Any shares of restricted stock that are forfeited will again become available for issuance under the Stock Plan. An employee or director has the right to vote the shares of restricted stock after grant unless and until they are forfeited. Compensation cost for restricted stock and RSUs is generally equal to the fair market value of the shares on the grant date of the award and is amortized to compensation expense over the vesting period. Dividends are paid on awarded but unvested restricted stock.
The Company accrues and reinvests dividends in equivalent shares of SunTrust common stock for unvested RSU awards, which are paid out only when the underlying RSU award vests. Generally, RSU awards are classified as equity. However, during 2012 there were 574,257 RSUs granted that were classified as a liability because the grant date had not been achieved as defined under U.S. GAAP. The awards were granted with a fair value of $21.67 per unit on the grant date. The balance of these RSUs classified as a liability at December 31, 2014 and 2013 was $21 million and $17 million, respectively.
Consistent with the Company's decision to discontinue the issuance of stock options in 2014, no stock options were granted during the year ended December 31, 2014. The fair value of option grants was estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions:

	Year Ended December 31
	2014 [1]	2013	2012
Dividend yield	N/A	1.28%	0.91%
Expected stock price volatility	N/A	30.98	39.88
Risk-free interest rate (weighted average)	N/A	1.02	1.07
Expected life of options	N/A	6 years	6 years
1 Assumptions are not applicable ("N/A") as the Company discontinued the issuance of stock options and no stock options were granted for the year ended December 31, 2014.

Notes to Consolidated Financial Statements, continued

The expected volatility represented the implied volatility of SunTrust stock. The expected term represented the period of time that the stock options granted were expected to be outstanding and was derived from historical data that was used to evaluate patterns such as stock option exercise and employee termination. The Company used the projected dividend to be paid as the dividend yield assumption. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant based on the expected life of the option.

Stock options were granted at an exercise price that was no less than the fair market value of a share of SunTrust common stock on the grant date and were either tax-qualified incentive stock options or non-qualified stock options. Stock options typically vest pro-rata over three years and generally have a maximum contractual life of ten years. Upon exercise, shares are generally issued from treasury stock. The weighted average fair value of options granted during years ended December 31, 2013 and 2012 were $7.37 and $7.83, respectively, per share.

The following table presents a summary of stock option and restricted stock activity:

	Stock Options			Restricted Stock			Restricted Stock Units
(Dollars in millions, except per share data)	Shares	Price Range	Weighted Average Exercise Price	Shares	Deferred Compensation	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Balance, January 1, 2012	15,869,417	9.06 - 150.45	$48.53	4,622,167	$48	$21.46	405,475	$35.98
Granted	859,390	21.67 - 23.68	21.92	1,737,202	38	21.97	1,717,148	22.65
Exercised/vested	(973,048)	9.06 - 22.69	9.90	(2,148,764)	—	14.62	(109,149)	27.73
Cancelled/expired/forfeited	(2,444,107)	9.06 - 85.06	45.73	(524,284)	(8)	19.91	(82,828)	22.79
Amortization of restricted stock compensation	—	—	—	—	(30)	—	—	—
Balance, December 31, 2012	13,311,652	9.06 - 150.45	50.15	3,686,321	48	25.56	1,930,646	25.16
Granted	552,998	27.41	27.41	1,314,277	39	29.58	593,093	24.65
Exercised/vested	(712,981)	9.06 - 27.79	16.94	(821,636)	—	25.95	(41,790)	28.73
Cancelled/expired/forfeited	(2,222,298)	21.67 - 118.18	56.55	(195,424)	(5)	27.41	14,229	20.54
Amortization of restricted stock compensation	—	—	—	—	(32)	—	—	—
Balance, December 31, 2013	10,929,371	$9.06 - 150.45	49.86	3,983,538	50	27.04	2,496,178	26.69
Granted	—	—	—	21,427	—	39.20	1,590,075	36.67
Exercised/vested	(426,889)	9.06 - 32.27	20.86	(957,308)	—	29.31	(338,196)	32.80
Cancelled/expired/forfeited	(2,774,725)	23.70 - 149.81	71.10	(117,798)	(2)	25.60	(58,793)	37.73
Amortization of restricted stock compensation	—	—	—	—	(27)	—	—	—
Balance, December 31, 2014	7,727,757	$9.06 - 150.45	$43.84	2,929,859	$21	$26.45	3,689,264	$31.15
Exercisable, December 31, 2014	7,106,639		$45.47

The following table presents stock option information at December 31, 2014:

	Options Outstanding				Options Exercisable
(Dollars in millions, except per share data)	Number Outstanding at December 31, 2014	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Aggregate Intrinsic Value	Number Exercisable at December 31, 2014	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Aggregate Intrinsic Value
Range of Exercise Prices:
$9.06 to 49.46	4,174,504	$19.63	5.18	$93	3,553,386	$18.66	4.73	$83
$49.47 to 64.57	781	56.34	2.84	—	781	56.34	2.84	—
$64.58 to 150.45	3,552,472	72.29	1.16	—	3,552,472	72.29	1.16	—
	7,727,757	$43.84	3.33	$93	7,106,639	$45.47	2.95	$83
The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2014 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014.

Notes to Consolidated Financial Statements, continued

	Years Ended December 31
(Dollars in millions)	2014	2013	2012
Intrinsic value of options exercised [1]	$8	$11	$15
Fair value of vested restricted shares [1]	28	21	31
Fair value of vested RSUs [1]	11	1	3
1 Measured as of the grant date.

At December 31, 2014 and 2013, there was $61 million and $66 million, respectively, of unrecognized stock-based compensation expense related to unvested stock options, restricted stock, and RSUs. The unrecognized stock compensation expense for December 31, 2014 is expected to be recognized over a weighted average period of 1.68 years.
Stock-based compensation and the related tax benefit was as follows:

	Years Ended December 31
(Dollars in millions)	2014	2013	2012
Stock options	$2	$6	$11
Restricted stock	27	32	30
RSUs	34	18	27
Total stock-based compensation	$63	$56	$68
Stock-based compensation tax benefit	$24	$21	$26

Retirement Plans
Defined Contribution Plan
SunTrust's employee benefit program includes a qualified defined contribution plan. For years ended December 31, 2014, 2013, and 2012, the plan provided a dollar for dollar match on the first 6% of eligible pay that a participant, including executive participants, elected to defer to the 401(k) plan. The Company's expense related to this plan for the year ended December 31, 2014 was $98 million and $96 million for both December 31, 2013 and 2012. SunTrust also maintains the SunTrust Banks, Inc. Deferred Compensation Plan in which key executives of the Company are eligible. In accordance with the terms of the plan, the matching contribution to the deferred compensation plan is the same percentage of match as provided in the 401(k) Plan subject to such limitations as may be imposed by the plans' provisions and applicable laws and regulations. Employees will vest in all Company 401(k) matching contributions and matching contributions under the deferred compensation plan upon completion of two years of vesting service. Effective January 1, 2012, the Company's 401(k) plan and the deferred compensation plan were amended to permit an additional discretionary Company contribution equal to a fixed percentage of eligible pay, as defined in the respective plans. Discretionary contributions to the 401(k) Plan and the Deferred Compensation Plan are shown in the following table.

	Performance Year [1]
(Dollars in millions)	2014	2013	2012
Contribution	$19	$19	$38
Percentage of eligible pay	1%	1%	2%
1 Contributions for each of these performance years are paid in the first quarter of the following performance year.

Noncontributory Pension Plans
The Company maintains a funded, noncontributory qualified retirement plan (the "Retirement Plan") covering employees meeting certain service requirements. The plan provides benefits based on salary and years of service and, effective January 1, 2008, either a traditional pension benefit formula, a cash balance formula (the PPA), or a combination of both. Participants are 100% vested after three years of service. The interest crediting rate applied to each PPA was 3.89% for 2014. The Company monitors the funding status of the plan closely and due to the current funded status, the Company did not contribute to either of its noncontributory qualified retirement plans ("Retirement Benefit Plans") for the 2014 plan year.
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
The SunTrust Banks, Inc. Restoration Plan (the “Restoration Plan”), effective January 1, 2011, is a nonqualified defined benefit cash balance plan designed to restore benefits to certain employees that are limited under provisions of the Internal Revenue Code and are not otherwise provided for under the ERISA Excess Plan. The benefit formula under the Restoration Plan is the same as the PPA under the Retirement Plan.
On October 1, 2004, the Company acquired NCF. Prior to the acquisition, NCF sponsored a funded qualified retirement plan, an unfunded nonqualified retirement plan for some of its participants, and certain other postretirement health benefits for its employees. Similar to the Company's Retirement Plan, due to the current funding status of the NCF qualified Retirement Plan, the Company did not make a contribution for the 2014 plan year.
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

Other Postretirement Benefits
Although not a contractual obligation, the Company provides certain health care and life insurance benefits to retired employees (“Other Postretirement Benefits”). At the option of the Company, retirees may continue certain health and life insurance benefits if they meet specific age and service requirements at the time of retirement. The health care plans are contributory with participant contributions adjusted annually,

Notes to Consolidated Financial Statements, continued

and the life insurance plans are noncontributory. Certain retiree health benefits are funded in a Retiree Health Trust. Additionally, certain retiree life insurance benefits are funded in a VEBA. The Company reserves the right to amend or terminate any of the benefits at any time. Effective April 1, 2014, the Company amended the plan which now requires retirees age 65 and older to enroll in individual Medicare supplemental plans. In addition, the Company will fund a tax-advantaged HRA to assist some retirees with medical expenses. The plan amendment was measured as of December 31, 2013 and resulted in a decrease of $76 million in the liability and AOCI for the postretirement benefits plan. The Company contributed less than $1 million to the Postretirement Welfare Plan during the year ended December 31, 2014. The expected pre-tax long-term rate of return on plan assets for the Postretirement Welfare Plan is 5.00% for 2015.

Assumptions
Each year, the SBFC, which includes several members of senior management, reviews and approves the assumptions used in the year-end measurement calculations for each plan. The discount rate for each plan, used to determine the present value of future benefit obligations, is determined by matching the expected cash flows of each plan to a yield curve based on long-term, high quality fixed income debt instruments available as of the measurement date. A series of benefit payments projected to be paid by the plan is developed based on the most recent census data, plan provisions, and assumptions. The benefit payments at each future maturity date are discounted by the year-appropriate spot interest rates. The model then solves for the discount rate that produces the same present value of the projected benefit payments as generated by discounting each year’s payments by the spot interest rate.
Actuarial gains and losses are created when actual experience deviates from assumptions. The actuarial losses on obligations generated within the pension plans during 2014 resulted primarily from lower interest rates. The actuarial gains during 2013 resulted primarily from higher interest rates and better than expected asset returns.
The following table presents the change in benefit obligations, change in fair value of plan assets, funded status, and accumulated benefit obligation for the years ended December 31.

	Pension Benefits [1]		Other Postretirement Benefits [2]
(Dollars in millions)	2014	2013	2014	2013
Benefit obligation, beginning of year	$2,575	$2,838	$81	$167
Service cost	5	5	—	—
Interest cost	124	113	3	6
Plan participants’ contributions	—	—	11	21
Actuarial loss/(gain)	401	(195)	(10)	1
Benefits paid	(165)	(181)	(16)	(38)
Administrative expenses paid from pension trust	(5)	(5)	—	—
Plan amendments	—	—	—	(76)
Benefit obligation, end of year [3]	$2,935	$2,575	$69	$81

Change in plan assets:
Fair value of plan assets, beginning of year	$2,873	$2,742	$158	$164
Actual return on plan assets	371	309	8	14
Employer contributions	6	8	—	—
Plan participants’ contributions	—	—	11	21
Benefits paid	(165)	(181)	(17)	(41)
Administrative expenses paid from pension trust	(5)	(5)	—	—
Fair value of plan assets, end of year [4]	$3,080	$2,873	$160	$158

Funded status at end of year	$145	$298	$91	$77
Funded status at end of year (%)	105%	112%

Accumulated benefit obligation	$2,935	$2,575
1 Employer contributions represent the benefits that were paid to nonqualified plan participants. SERPs are not funded through plan assets.
2 Plan remeasured at December 31, 2013 due to plan amendment.
3 Includes $85 million and $80 million of benefit obligations for the unfunded nonqualified supplemental pension plans at December 31, 2014 and 2013, respectively.
4 Includes $1 million and $0, of the Company's common stock acquired by the asset manager and held as part of the equity portfolio for pension benefits at December 31, 2014 and 2013, respectively.

	Pension Benefits		Other Postretirement Benefits
(Weighted average assumptions used to determine benefit obligations, end of year)	2014	2013	2014	2013
Discount rate	4.09%	4.98%	3.60%	4.15%

Notes to Consolidated Financial Statements, continued

The following presents the balances of pension plan assets measured at fair value. See Note 18, "Fair Value Election and Measurement" for level definitions within the fair value hierarchy.

		Fair Value Measurements at December 31, 2014 [1]
(Dollars in millions)	Total	Level 1	Level 2	Level 3
Money market funds	$122	$122	$—	$—
Equity securities	1,467	1,467	—	—
Futures contracts	(21)	—	(21)	—
Fixed income securities	1,478	107	1,371	—
Other assets	17	17	—	—
Total plan assets	$3,063	$1,713	$1,350	$—
1 Schedule does not include accrued income amounting to less than 0.6% of total plan assets.

		Fair Value Measurements at December 31, 2013 [1]
(Dollars in millions)	Total	Level 1	Level 2	Level 3
Money market funds	$83	$83	$—	$—
Equity securities	1,374	1,374	—	—
Futures contracts	8	—	8	—
Fixed income securities	1,387	157	1,230	—
Other assets	2	2	—	—
Total plan assets	$2,854	$1,616	$1,238	$—
1 Schedule does not include accrued income amounting to less than 0.7% of total plan assets

The following presents the balances of other postretirement benefit assets measured at fair value. See Note 18, "Fair Value Election and Measurement" for level definitions within the fair value hierarchy.

		Fair Value Measurements at December 31, 2014 [1]
(Dollars in millions)	Total	Level 1	Level 2	Level 3
Money market funds	$13	$13	$—	$—
Mutual funds:
Equity index fund	51	51	—	—
Tax exempt municipal bond funds	82	82	—	—
Taxable fixed income index funds	14	14	—	—
Total plan assets	$160	$160	$—	$—

		Fair Value Measurements at December 31, 2013 [1]
(Dollars in millions)	Total	Level 1	Level 2	Level 3
Money market funds	$7	$7	$—	$—
Mutual funds:
Equity index fund	52	52	—	—
Tax exempt municipal bond funds	85	85	—	—
Taxable fixed income index funds	14	14	—	—
Total plan assets	$158	$158	$—	$—
1 Fair value measurements do not include accrued income.

The SBFC establishes investment policies and strategies and formally monitors the performance of the investments throughout the year. The Company’s investment strategy with respect to pension assets is to invest the assets in accordance with ERISA and related fiduciary standards. The long-term primary investment objectives for the pension plans are to provide a commensurate amount of long-term growth of capital (both principal and income) in order to satisfy the pension plan obligations without undue exposure to risk in any single asset class or investment category. The objectives are accomplished through investments in equities, fixed income, and cash equivalents using a mix that is conducive to participation in a rising market while allowing for protection in a declining market. The portfolio is viewed as long-term in its entirety, avoiding

Notes to Consolidated Financial Statements, continued

decisions regarding short-term concerns and any single investment. Asset allocation, as a percent of the total market value of the total portfolio, is set with the target percentages and ranges presented in the investment policy statement. Rebalancing occurs on a periodic basis to maintain the target allocation, but normal market activity may result in deviations.
The basis for determining the overall expected long-term rate of return on plan assets considers past experience, current market conditions, and expectations on future trends. A building block approach is used that considers long-term inflation, real returns, equity risk premiums, target asset allocations, market corrections, and expenses. Capital market simulations from internal and external sources, survey data, economic forecasts, and actuarial judgment are all used in this process. The expected 2014 long-term gross rate of return on plan assets for the SunTrust Retirement Plan and NCF Retirement Plan was 7.20% and 6.65%, respectively, gross of administration fees. For 2013, the expected long-term rate of return on both plans was 7.00%. The expected long-term gross rate of return is 6.95% for the SunTrust Retirement Plan and 6.15% for the NCF Retirement Plan for 2015.
The target allocation and weighted average allocation for pension plan assets, by asset category, are as follows:

	Target Allocation	December 31
	2015	2014	2013
Cash equivalents	0-10%	4%	3%
Equity securities	0-50	48	48
Debt securities	50-100	48	49
Total		100%	100%

The investment strategy for the other postretirement benefit plans is maintained separately from the strategy for the pension plans. The Company’s investment strategy is to create a series of investment returns sufficient to provide a commensurate amount of long-term growth of capital (both principal and income) in order to satisfy the other postretirement benefit plan's obligations. These assets are diversified among equity funds and fixed income investments according to the asset mix approved by the SBFC, which is presented in the target allocation table below. With the other postretirement benefits having a shorter time horizon, a lower equity profile is appropriate. The pre-tax expected long-term rate of return on retiree life insurance plan assets was 5.25% for 2014 and 5.00% for 2013. The 2015 pre-tax expected long-term rate of return on retiree life plan assets is 5.00%. The after-tax expected long-term rate of return on retiree health plan assets was 3.41% for 2014 and 3.25% for 2013. The 2015 after-tax expected long-term rate of return on retiree health plan assets is 3.25%. During 2014 and 2013, there was no SunTrust common stock held in the other postretirement benefit plans.
The target allocation and weighted average allocation for other postretirement benefit plan assets, by asset category, are as follows:

	Target Allocation	December 31
	2015	2014	2013
Cash equivalents	5-15%	8%	5%
Equity securities	20-40	32	33
Debt securities	50-70	60	62
Total		100%	100%
The Company sets pension asset values equal to their market value, in contrast to the use of a smoothed asset value that incorporates gains and losses over a period of years. Utilization of market value of assets provides a more realistic economic measure of the plan’s funded status and cost. Assumed discount rates and expected returns on plan assets affect the amounts of net periodic benefit. A 25 basis point increase/decrease in the expected long-term return on plan assets would increase/decrease the net periodic benefit by $7 million for all pension and other postretirement plans. A 25 basis point increase/decrease in the discount rate would change the net periodic benefit by less than $1 million for all pension and other postretirement plans.
Assumed healthcare cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. At December 31, 2014, the Company assumed that pre-65 retiree health care costs will increase at an initial rate of 7.50% per year. The Company expects this annual cost increase to decrease over a 10-year period to 5.00% per year. A 1% increase or decrease on other postretirement benefit obligations, service cost, and interest cost are less than $1 million, respectively.

Notes to Consolidated Financial Statements, continued

Expected Cash Flows
Information about the expected cash flows for the pension benefit and other postretirement benefit plans is as follows:

(Dollars in millions)	Pension Benefits [1]	Other Postretirement Benefits (excluding Medicare Subsidy) [2]
Employer Contributions
2015 (expected) to plan trusts	$—	$—
2015 (expected) to plan participants [3]	7	—
Expected Benefit Payments
2015	191	7
2016	171	7
2017	171	6
2018	167	6
2019	166	5
2019 - 2024	846	21
1 Based on the funding status and ERISA limitations, the Company anticipates contributions to the Retirement Plan will not be required during 2015.
2 Expected payments under other postretirement benefit plans are shown net of participant contributions.
3 The expected benefit payments for the SERP will be paid directly from the Company's corporate assets.

Net Periodic Benefit
Components of net periodic benefit for the year ended December 31 were as follows:

	Pension Benefits [1]				Other Postretirement Benefits
(Dollars in millions)	2014	2013	2012		2014		2013		2012
Service cost	$5	$5	$5		$—		$—		$—
Interest cost	124	113	119		3		6		7
Expected return on plan assets	(200)	(192)	(178)		(5)		(6)		(7)
Amortization of actuarial loss	16	26	25		—		—		—
Amortization of prior service credit	—	—	—		(6)		—		—
Settlement loss	—	—	2		—		—		—
Net periodic (benefit)/cost	($55)	($48)	($27)		($8)		$—		$—

Weighted average assumptions used to determine net periodic benefit:
Discount rate	4.98%	4.08%	4.63%	[2]	4.15%		3.45%		4.10%
Expected return on plan assets	7.20	7.20	7.20		3.41	[3]	3.25	[3]	4.06	[3]
1 Administrative fees are recognized in service cost for each of the periods presented.
2 Interim remeasurement was required on September 15, 2012 for the SunTrust SERP to reflect settlement accounting.
3 The weighted average shown is determined on an after-tax basis.

At December 31, components of the benefit obligations AOCI balance were as follows:

	Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2014	2013	2014	2013
Net actuarial loss/(gain)	$1,021	$807	($14)	($1)
Prior service credit	—	—	(70)	(76)
Total AOCI, pre-tax	$1,021	$807	($84)	($77)

Notes to Consolidated Financial Statements, continued

Other changes in plan assets and benefit obligations recognized in AOCI during 2014 were as follows:

(Dollars in millions)	Pension Benefits	Other Postretirement Benefits
Current year actuarial loss/(gain)	$230	($13)
Amortization of actuarial loss	(16)	—
Amortization of prior service credit	—	6
Total recognized in AOCI, pre-tax	$214	($7)
Total recognized in net periodic benefit and AOCI, pre-tax	$159	($15)
For pension plans, the estimated actuarial loss that will be amortized from AOCI into net periodic benefit in 2015 is $21 million. For the other postretirement plans, the estimated prior service credit to be amortized from AOCI into net periodic benefit in 2015 is $6 million.

NOTE 16 – GUARANTEES
The Company has undertaken certain guarantee obligations in the ordinary course of business. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform and make future payments should certain triggering events occur. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provision of the Company’s services. The following is a discussion of the guarantees that the Company has issued at December 31, 2014. The Company has also entered into certain contracts that are similar to guarantees, but that are accounted for as derivatives as discussed in Note 17, “Derivative Financial Instruments.”
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
At December 31, 2014 and 2013, the maximum potential amount of the Company’s obligation for issued financial and performance standby letters of credit was $3.0 billion and $3.3 billion, respectively. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer. Some standby letters of credit are designed to be drawn upon and others are drawn upon only under circumstances of dispute or default in the underlying transaction to which the Company is not a party. In all cases, the Company is entitled to reimbursement from the applicant. If a letter of credit is drawn upon and reimbursement is not provided by the applicant, the Company may take possession of the collateral securing the line of credit, where applicable. The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with its credit policies. An internal assessment of the PD and loss severity in the event of default is performed consistent with the methodologies used for all commercial borrowers. The management of credit risk regarding letters of credit leverages the risk rating process to focus greater visibility on higher risk and/or higher dollar letters of credit. The allowance for credit losses associated with letters of credit is a component of the unfunded commitments reserve recorded in other liabilities in the Consolidated Balance Sheets and is included in the allowance for credit losses as disclosed in Note 7, “Allowance for Credit Losses.” Additionally, unearned fees relating to letters of credit are recorded in other liabilities. The net carrying amount of unearned fees was $5 million and $3 million at December 31, 2014 and 2013, respectively.

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
Non-agency loan sales include whole loan sales and loans sold in private securitization transactions. While representations and warranties have been made related to these sales, they differ from those made in connection with loans sold to the GSEs in that non-agency loans may not be required to meet the same underwriting standards and non-agency investors may be required to demonstrate that an alleged breach is material and caused the investors' loss. For legal claims related to representations and warranties for which it is probable that a loss

Notes to Consolidated Financial Statements, continued

will be incurred and the amount of such loss can be reasonably estimated, the Company records those reserves in other liabilities in the Consolidated Balance Sheets. See Note 19, "Contingencies," for additional information on current legal matters related to representations and warranties.
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
During the third quarter of 2013, the Company reached agreements in principle with Freddie Mac and Fannie Mae relieving the Company of certain existing and future repurchase obligations related to 2000-2008 vintages for Freddie Mac and 2000-2012 vintages for Fannie Mae. Repurchase requests have declined significantly in 2014 as a result of the settlements. Repurchase requests from GSEs, Ginnie Mae, and non-agency investors, for all vintages, are illustrated in the following table that summarizes demand activity for the years ended December 31:

(Dollars in millions)	2014	2013	2012
Beginning pending repurchase requests	$126	$655	$590
Repurchase requests received	158	1,511	1,726
Repurchase requests resolved:
Repurchased	(28)	(1,134)	(769)
Cured	(209)	(906)	(892)
Total resolved	(237)	(2,040)	(1,661)
Ending pending repurchase requests[1]	$47	$126	$655

Percent from non-agency investors:
Pending repurchase requests	6.7%	2.8%	2.5%
Repurchase requests received	0.9	1.2	1.2
1 Comprised of $44 million, $122 million, and $639 million from the GSEs, and $3 million, $4 million, and $16 million from non-agency investors at December 31, 2014, 2013, and 2012, respectively.

The majority of these requests were from the GSEs, with a limited number of requests from non-agency investors. The repurchase and make whole requests received have been primarily due to alleged material breaches of representations related to compliance with the applicable underwriting standards, including borrower misrepresentation and appraisal issues. STM performs a loan-by-loan review of all requests and contests demands to the extent they are not considered valid.

The following table summarizes the changes in the Company’s reserve for mortgage loan repurchases:

	Year Ended December 31
(Dollars in millions)	2014	2013	2012
Balance at beginning of period	$78	$632	$320
Repurchase provision	12	114	713
Charge-offs, net of recoveries	(5)	(668)	(401)
Balance at end of period	$85	$78	$632

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
At December 31, 2014, the carrying value of outstanding repurchased mortgage loans, net of any allowance for loan losses, was $312 million, comprised of $300 million LHFI and $12 million LHFS, respectively, of which $29 million LHFI and $12 million LHFS, were nonperforming. At December 31, 2013, the carrying value of outstanding repurchased mortgage loans, net of any allowance for loan losses, was $339 million, comprised of $325 million LHFI and $14 million LHFS, respectively, of which $54 million LHFI and $14 million LHFS, were nonperforming.
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
The Company normally retains servicing rights when loans are transferred; however, servicing rights are occasionally sold to third parties. When MSRs are sold, the Company makes representations and warranties related to servicing standards and obligations and recognizes a liability for contingent losses, separate from the reserve for mortgage loan repurchases, which totaled $25 million and $21 million at December 31, 2014 and 2013, respectively.

Notes to Consolidated Financial Statements, continued

Contingent Consideration
The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. The potential obligation is recorded as an other liability, measured at the fair value of the contingent payments totaling $27 million and $26 million at December 31, 2014 and 2013, respectively. If required, these contingent payments will be payable within the next two years.

Visa
The Company issues credit and debit transactions through Visa and MasterCard. The Company is a defendant, along with Visa and MasterCard (the “Card Associations”), as well as several other banks, in one of several antitrust lawsuits challenging the practices of the Card Associations (the “Litigation”). The Company entered into judgment and loss sharing agreements with Visa and certain other banks in order to apportion financial responsibilities arising from any potential adverse judgment or negotiated settlements related to the Litigation. Additionally, in connection with Visa's restructuring in 2007, shares of Visa common stock were issued to its financial institution members and the Company received its proportionate number of shares of Visa Inc. common stock, which were subsequently converted to Class B shares of Visa Inc. upon completion of Visa’s IPO in 2008. A provision of the original Visa By-Laws, which was restated in Visa's certificate of incorporation, contains a general indemnification provision between a Visa member and Visa that explicitly provides that each member's indemnification obligation is limited to losses arising from its own conduct and the specifically defined Litigation.
Agreements associated with Visa's IPO have provisions that Visa will fund a litigation escrow account, established for the purpose of funding judgments in, or settlements of, the Litigation. If the escrow account is insufficient to cover the Litigation losses, then Visa will issue additional Class A shares (“loss shares”). The proceeds from the sale of the loss shares would then be deposited in the escrow account. The issuance of the loss shares will cause a dilution of Visa's Class B shares as a result of an adjustment to lower the conversion factor of the Class B shares to Class A shares. Visa U.S.A.'s members are responsible for any portion of the settlement or loss on the Litigation after the escrow account is depleted and the value of the Class B shares is fully diluted. In May 2009, the Company sold its 3.2 million Class B shares to the Visa Counterparty and entered into a derivative with the Visa Counterparty. Under the derivative, the Visa Counterparty is compensated by the Company for any decline in the conversion factor as a result of the outcome of the Litigation. Conversely, the Company is compensated by the Visa Counterparty for any increase in the conversion factor. The amount of payments made or received under the derivative is a function of the 3.2 million shares sold to the Visa Counterparty, the change in conversion rate, and Visa’s share price. The Visa Counterparty, as a result of its ownership of the Class B shares, is impacted by dilutive adjustments to the conversion factor of the Class B shares caused by the Litigation losses.
During 2012, the Card Associations and defendants signed a memorandum of understanding to enter into a settlement agreement to resolve the plaintiffs' claims in the Litigation. Visa's share of the claims represents approximately $4.4 billion, which was paid from the escrow account into a settlement fund during 2012. During 2013, various members of the putative class elected to opt out of the settlement which resulted in a proportional decrease in the amount of the settlement and a deposit of approximately $1.0 billion from the settlement fund back into the escrow account. During 2014, Visa deposited an additional $450 million into the escrow account, bringing the escrow account to approximately $1.5 billion. The estimated fair value of the derivative liability was immaterial at December 31, 2014 and 2013, however, the ultimate impact to the Company could be significantly different if the settlement is not approved and/or based on the ultimate resolution with the plaintiffs that opted out of the settlement.

Tax Credit Investments Sold
SunTrust Community Capital, one of the Company's subsidiaries, previously obtained state and federal tax credits through the construction and development of affordable housing properties and continues to obtain state and federal tax credits through investments in affordable housing developments. SunTrust Community Capital or its subsidiaries are limited and/or general partners in various partnerships established for the properties. Some of the investments that generate state tax credits may be sold to outside investors. At December 31, 2014, SunTrust Community Capital has completed six sales containing guarantee provisions stating that SunTrust Community Capital will make payment to the outside investors if the tax credits become ineligible. SunTrust Community Capital also guarantees that the general partner under the transaction will perform on the delivery of the credits. The guarantees are expected to expire within a fifteen year period from inception. At December 31, 2014, the maximum potential amount that SunTrust Community Capital could be obligated to pay under these guarantees is $19 million; however, SunTrust Community Capital can seek recourse against the general partner. Additionally, SunTrust Community Capital can seek reimbursement from cash flow and residual values of the underlying affordable housing properties, provided that the properties retain value. At December 31, 2014 and 2013, an immaterial amount was accrued for the remainder of tax credits to be delivered, and was recorded in other liabilities in the Consolidated Balance Sheets.

Public Deposits
The Company holds public deposits from various states in which it does business. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance and may also require a cross-guarantee among all banks holding public deposits of the individual state. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Certain of the states in which the Company holds public deposits use a pooled collateral method, whereby in the event of default of a bank holding public deposits, the collateral of the defaulting bank is liquidated to the extent necessary to recover the loss of public deposits of the defaulting bank. To the extent the collateral is insufficient, the remaining public deposit balances of the defaulting bank are recovered through an assessment of the other banks holding public deposits in that

Notes to Consolidated Financial Statements, continued

state. The maximum potential amount of future payments the Company could be required to make is dependent on a variety of factors, including the amount of public funds held by banks in the states in which the Company also holds public deposits and the amount of collateral coverage associated with any defaulting bank. Individual states appear to be monitoring this risk and evaluating collateral requirements; therefore, the likelihood that the Company would have to perform under this guarantee is dependent on whether any banks holding public funds default as well as the adequacy of collateral coverage.
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
STIS and STRH, broker-dealer affiliates of the Company, use a common third party clearing broker to clear and execute their customers' securities transactions and to hold customer accounts. Under their respective agreements, STIS and STRH agree to indemnify the clearing broker for losses that result from a customer's failure to fulfill its contractual obligations. As the clearing broker's rights to charge STIS and STRH have no maximum amount, the Company believes that the maximum potential obligation cannot be estimated. However, to mitigate exposure, the affiliate may seek recourse from the customer through cash or securities held in the defaulting customers' account. For the years ended December 31, 2014, 2013, and 2012, STIS and STRH experienced minimal net losses as a result of the indemnity. The clearing agreements expire in May 2020 for both STIS and STRH.

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

Credit and Market Risk Associated with Derivatives
Derivatives expose the Company to counterparty credit risk if counterparties to the derivative contracts do not perform as expected. The Company minimizes the credit risk of derivatives by entering into transactions with counterparties with defined exposure limits based on credit quality that are reviewed periodically by the Company’s Credit Risk Management division. The Company’s derivatives may also be governed by an ISDA or other master agreement, and depending on the nature of the derivative, bilateral collateral agreements. The Company is subject to OTC derivative clearing requirements as a registered swap dealer, which requires certain derivatives to be cleared through central clearing members in which the Company is required to post initial margin. To further mitigate the risk of non-payment, variation margin is received or paid daily based on the net asset or liability position of the contracts. When the Company has more than one outstanding derivative transaction with a single counterparty and there exists a legal right of offset with that counterparty, the Company considers its exposure to the counterparty to be the net market value of its derivative positions with that counterparty. If the net market value is positive, then the counterparty asset value also reflects held collateral. At December 31, 2014, these net derivative asset positions were $1.1 billion, representing the $1.5 billion of derivative net gains adjusted for cash and other collateral of $386 million that the Company held in relation to these gain positions. At December 31, 2013, net derivative asset positions were $1.0 billion, representing $1.5 billion of derivative net gains, adjusted for cash and other collateral of $523 million that the Company held in relation to these gain positions.
Derivatives also expose the Company to market risk. Market risk is the adverse effect that a change in market factors, such as interest rates, currency rates, equity prices, commodity prices, or implied volatility, has on the value of a derivative. Under an established risk governance framework, the Company comprehensively manages the market risk associated with its derivatives by establishing and monitoring limits on the types and degree of risk that may be undertaken. The Company continually measures this risk associated with its derivatives designated as trading instruments using a VAR methodology. Other tools and risk measures are also used to actively manage derivatives risk including scenario analysis and stress testing.
Derivative instruments are priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties

Notes to Consolidated Financial Statements, continued

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
During the fourth quarter of 2014, the Company enhanced its approach toward determining fair value adjustments of derivatives by leveraging publicly available counterparty information. In particular, for purposes of determining the CVA, the Company started incorporating market-based views of counterparty default probabilities derived from observed credit spreads in the CDS market when data of acceptable quality was available. This enhanced approach did not have a material impact on the Company's financial position, results of operations, or cash flows. For purposes of estimating the Company’s own credit risk on derivative liability positions, the DVA, the Company began using market-based probabilities of default from observed credit spreads of Company-specific CDS. Additionally, counterparty exposure is evaluated by offsetting derivatives positions that are subject to legally enforceable master netting arrangements, as well as by considering the amount of marketable collateral securing the positions. All counterparties and defined exposure limits are explicitly approved under established internal policies and procedures. Counterparties are regularly reviewed and appropriate business action is taken to adjust the exposure to certain counterparties as necessary. The Company adjusted the net fair value of its derivative contracts for estimates of net counterparty credit risk by approximately $7 million and $13 million at December 31, 2014 and 2013, respectively.
Currently, the majority of the Company’s derivatives contain contingencies that relate to the creditworthiness of the Bank. These contingencies, which are contained in industry standard master netting agreements, may be considered events of default. Should the Bank be in default under any of these provisions, the Bank’s counterparties would be permitted to close-out net at amounts that would approximate the then-fair values of the derivatives, resulting in a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. Additionally, certain of the Company’s derivative liability positions, totaling $1.1 billion and $941 million in fair value at December 31, 2014 and 2013, respectively, contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an ATE that permits the counterparties to close-out net and apply collateral or, where a CSA is present, require the Bank to post additional collateral. At December 31, 2014, the Bank carried senior long-term debt ratings of A3/A-/BBB+ from Moody’s, S&P, and Fitch, respectively. At December 31, 2014, ATEs have been triggered for approximately $1 million in fair value liabilities. The maximum additional liability that could be triggered from ATEs was approximately $27 million at December 31, 2014. At December 31, 2014, $1.1 billion in fair value of derivative liabilities were subject to CSAs, against which the Bank has posted $1.0 billion in collateral, primarily in the form of cash. If requested by the counterparty pursuant to the terms of the CSA, the Bank would be required to post estimated additional collateral against these contracts at December 31, 2014, of $20 million if the Bank were downgraded to Baa3/BBB-. Further downgrades to Ba1/BB+ or below do not contain predetermined collateral posting levels.
Notional and Fair Value of Derivative Positions
The following tables present the Company’s derivative positions at December 31, 2014 and 2013. The notional amounts in the tables are presented on a gross basis and have been classified within Asset Derivatives or Liability Derivatives based on the estimated fair value of the individual contract at December 31, 2014 and 2013. Gross positive and gross negative fair value amounts associated with respective notional amounts are presented without consideration of any netting agreements, including collateral arrangements. Net fair value derivative amounts are adjusted on an aggregate basis, where applicable, to take into consideration the effects of legally enforceable master netting agreements, including any cash collateral received or paid, and are recognized in trading assets and derivatives or trading liabilities and derivatives on the Consolidated Balance Sheets. For contracts constituting a combination of options that contain a written option and a purchased option (such as a collar), the notional amount of each option is presented separately, with the purchased notional amount generally being presented as an Asset Derivative and the written notional amount being presented as a Liability Derivative. For contracts that contain a combination of options, the fair value is generally presented as a single value with the purchased notional amount if the combined fair value is positive, and with the written notional amount, if the combined fair value is negative.

Notes to Consolidated Financial Statements, continued

	December 31, 2014
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Derivatives designated in cash flow hedging relationships [1]
Interest rate contracts hedging floating rate loans	$18,150	$208	$2,850	$8
Derivatives designated in fair value hedging relationships [2]
Interest rate contracts covering fixed rate debt	2,700	30	2,600	1
Interest rate contracts covering brokered CDs	30	—	—	—
Total	2,730	30	2,600	1
Derivatives not designated as hedging instruments [3]
Interest rate contracts covering:
Fixed rate debt	—	—	60	6
MSRs	5,172	163	8,807	30
LHFS, IRLCs [4]	1,840	4	4,923	23
Trading activity [5]	61,049	2,405	61,005	2,219
Foreign exchange rate contracts covering trading activity	2,429	104	2,414	100
Credit contracts covering:
Loans	—	—	392	5
Trading activity [6]	2,282	20	2,452	20
Equity contracts - Trading activity [5]	21,875	2,809	28,128	3,090
Other contracts:
IRLCs and other [7]	2,231	25	139	5
Commodities	381	71	374	70
Total	97,259	5,601	108,694	5,568
Total derivatives	$118,139	$5,839	$114,144	$5,577

Total gross derivatives, before netting		$5,839		$5,577
Less: Legally enforceable master netting agreements		(4,083)		(4,083)
Less: Cash collateral received/paid		(449)		(1,032)
Total derivatives, after netting		$1,307		$462
1 See “Cash Flow Hedges” in this Note for further discussion.
2 See “Fair Value Hedges” in this Note for further discussion.
3 See “Economic Hedging and Trading Activities” in this Note for further discussion.
4 Amount includes $791 million of notional amounts related to interest rate futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.
5 Amounts include $10.3 billion and $563 million of notional related to interest rate futures and equity futures, respectively. These futures contracts settle in cash daily, one day in arrears. The derivative assets/liabilities associated with the one day lag are included in the fair value column of this table.
6 Asset and liability amounts each include $4 million of notional from purchased and written credit risk participation agreements, respectively, whose notional is calculated as the notional of the derivative participated adjusted by the relevant RWA conversion factor.
7 Includes a notional amount that is based on the number of Visa Class B shares, 3.2 million, the conversion ratio from Class B shares to Class A shares, and the Class A share price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Class B shares in the second quarter of 2009 as discussed in Note 16, “Guarantees.” The fair value of the derivative liability, which relates to a notional amount of $49 million, is immaterial and is recognized in trading assets and derivatives in the Consolidated Balance Sheets.

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
7 Includes a notional amount that is based on the number of Visa Class B shares, 3.2 million, the conversion ratio from Class B shares to Class A shares, and the Class A share price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Class B shares in the second quarter of 2009 as discussed in Note 16, “Guarantees.” The fair value of the derivative liability, which relates to a notional amount of $55 million, is immaterial and is recognized in other liabilities in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements, continued

Impact of Derivatives on the Consolidated Statements of Income and Shareholders’ Equity
The impacts of derivatives on the Consolidated Statements of Income and the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012 are presented below. The impacts are segregated between those derivatives that are designated in hedging relationships and those that are used for economic hedging or trading purposes, with further identification of the underlying risks in the derivatives and the hedged items, where appropriate. The tables do not disclose the financial impact of the activities that these derivative instruments are intended to hedge.

	Year Ended December 31, 2014
(Dollars in millions)	Amount of pre-tax gain recognized in OCI on Derivatives (Effective Portion)	Classification of gain reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain reclassified from AOCI into Income (Effective Portion)
Derivatives in cash flow hedging relationships:
Interest rate contracts hedging floating rate loans [1]	$99	Interest and fees on loans	$290
1 During the year ended December 31, 2014, the Company also reclassified $97 million of pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated and are reclassified into earnings in the same period in which the forecasted transaction occurs.

	Year Ended December 31, 2014
(Dollars in millions)	Amount of gain on Derivatives recognized in Income	Amount of loss on related Hedged Items recognized in Income	Amount of gain recognized in Income on Hedges (Ineffective Portion)
Derivatives in fair value hedging relationships:
Interest rate contracts hedging fixed rate debt [1]	$8	($7)	$1
Interest rate contracts covering brokered CDs [1]	—	—	—
Total	$8	($7)	$1
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of (loss)/gain recognized in Income on Derivatives	Amount of (loss)/gain recognized in Income on Derivatives during the Year Ended December 31, 2014
Derivatives not designated as hedging instruments:
Interest rate contracts covering:
Fixed rate debt	Trading income	($1)
MSRs	Mortgage servicing related income	257
LHFS, IRLCs	Mortgage production related income	(149)
Trading activity	Trading income	50
Foreign exchange rate contracts covering:
Trading activity	Trading income	69
Credit contracts covering:
Loans	Other noninterest income	(1)
Trading activity	Trading income	17
Equity contracts - trading activity	Trading income	4
Other contracts - IRLCs	Mortgage production related income	261
Total		$507

Notes to Consolidated Financial Statements, continued

	Year Ended December 31, 2013
(Dollars in millions)	Amount of pre-tax (loss)/gain recognized in OCI on Derivatives (Effective Portion)	Classification of (loss)/gain reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain reclassified from AOCI into Income (Effective Portion)
Derivatives in cash flow hedging relationships:
Interest rate contracts hedging forecasted debt	($2)	Interest on long-term debt	$—
Interest rate contracts hedging floating rate loans [1]	18	Interest and fees on loans	327
Total	$16		$327
1 During the year ended December 31, 2013, the Company also reclassified $90 million pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated and are reclassified into earnings in the same period in which the forecasted transaction occurs.

	Year Ended December 31, 2013
(Dollars in millions)	Amount of loss on Derivatives recognized in Income	Amount of gain on related Hedged Items recognized in Income	Amount of loss recognized in Income on Hedges (Ineffective Portion)
Derivatives in fair value hedging relationships:
Interest rate contracts hedging fixed rate debt [1]	($36)	$33	($3)
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of gain/(loss) recognized in Income on Derivatives	Amount of gain/(loss) recognized in Income on Derivatives during the Year Ended December 31, 2013
Derivatives not designated as hedging instruments:
Interest rate contracts covering:
Fixed rate debt	Trading income	$2
MSRs	Mortgage servicing related income	($284)
LHFS, IRLCs	Mortgage production related income	289
Trading activity	Trading income	59
Foreign exchange rate contracts covering:
Commercial loans	Trading income	1
Trading activity	Trading income	23
Credit contracts covering:
Loans	Other noninterest income	(4)
Trading activity	Trading income	21
Equity contracts - trading activity	Trading income	(15)
Other contracts - IRLCs	Mortgage production related income	98
Total		$190

Notes to Consolidated Financial Statements, continued

	Year Ended December 31, 2012
(Dollars in millions)	Amount of pre-tax (loss)/gain recognized in OCI on Derivatives (Effective Portion)	Classification of (loss)/gain reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax (loss)/gain reclassified from AOCI into Income (Effective Portion)
Derivatives in cash flow hedging relationships:
Equity contracts hedging Securities AFS [1]	($171)	Net securities (losses)/gains	($365)
Interest rate contracts hedging Floating rate loans [2]	252	Interest and fees on loans	337
Total	$81		($28)
1 During the year ended December 31, 2012, the Company also recognized $60 million of pre-tax gains directly into net securities (losses)/gains related to mark-to-market changes of The Coca-Cola Company hedging contracts when the cash flow hedging relationship failed to qualify for hedge accounting.
2 During the year ended December 31, 2013, the Company also reclassified $171 million pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated and are reclassified into earnings in the same period in which the forecasted transaction occurs.

	Year Ended December 31, 2012
(Dollars in millions)	Amount of gain on Derivatives recognized in Income	Amount of loss on related Hedged Items recognized in Income	Amount of gain/(loss) recognized in Income on Hedges (Ineffective Portion)
Derivatives in fair value hedging relationships [1]:
Interest rate contracts hedging Fixed rate debt	$5	($5)	$—
Interest rate contracts hedging Securities AFS	1	(1)	—
Total	$6	($6)	$—
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of (loss)/gain recognized in Income on Derivatives	Amount of (loss)/gain recognized in Income on Derivatives during the Year Ended December 31, 2012
Derivatives not designated as hedging instruments:
Interest rate contracts covering:
Fixed rate debt	Trading income	($2)
MSRs	Mortgage servicing related income	284
LHFS, IRLCs, LHFI-FV	Mortgage production related income	(331)
Trading activity	Trading income	86
Foreign exchange rate contracts covering:
Commercial loans and foreign-denominated debt	Trading income	129
Trading activity	Trading income	14
Credit contracts covering:
Loans [1]	Other noninterest income	(8)
Trading activity	Trading income	24
Equity contracts - trading activity	Trading income	8
Other contracts - IRLCs	Mortgage production related income	930
Total		$1,134
1 For the six months ended June 30, 2012, losses of $3 million were recorded in trading income.

Notes to Consolidated Financial Statements, continued

Netting of Derivatives
The Company has various financial assets and financial liabilities that are subject to enforceable master netting agreements or similar agreements. The Company's securities borrowed or purchased under agreements to resell, and securities sold under agreements to repurchase, that are subject to enforceable master netting agreements or similar agreements, are discussed in Note 3, "Federal Funds Sold and Securities Financing Activities." The Company enters into ISDA or other legally enforceable industry standard master netting arrangements with derivative counterparties. Under the terms of the master netting arrangements, all transactions between the Company and the counterparty constitute a single business relationship such that in the event of default, the nondefaulting party is entitled to set off claims and apply property held by that party in respect of any transaction against obligations owed. Any payments, deliveries, or other transfers may be applied against each other and netted.

The table below shows total gross derivative financial assets and liabilities at December 31, 2014 and 2013, which are adjusted to reflect the effects of legally enforceable master netting agreements and cash collateral received or paid on the net reported amount in the Consolidated Balance Sheets. Also included in the table is financial instrument collateral related to legally enforceable master netting agreements that represents securities collateral received or pledged and customer cash collateral held at third party custodians. These amounts are not offset on the Consolidated Balance Sheets but are shown as a reduction to total derivative assets and liabilities in the table to derive net derivative assets and liabilities. These amounts are limited to the derivative asset/liability balance, and accordingly, do not include excess collateral received/pledged.

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
December 31, 2014
Derivative financial assets:
Derivatives subject to master netting arrangement or similar arrangement	$5,127	$4,095	$1,032		$63	$969
Derivatives not subject to master netting arrangement or similar arrangement	25	—	25		—	25
Exchange traded derivatives	687	437	250		—	250
Total derivative financial assets	$5,839	$4,532	$1,307	[1]	$63	$1,244
Derivative financial liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$5,001	$4,678	$323		$12	$311
Derivatives not subject to master netting arrangement or similar arrangement	133	—	133		—	133
Exchange traded derivatives	443	437	6		—	6
Total derivative financial liabilities	$5,577	$5,115	$462	[2]	$12	$450

December 31, 2013
Derivative financial assets:
Derivatives subject to master netting arrangement or similar arrangement	$5,285	$4,239	$1,046		$51	$995
Derivatives not subject to master netting arrangement or similar arrangement	12	—	12		—	12
Exchange traded derivatives	828	502	326		—	326
Total derivative financial assets	$6,125	$4,741	$1,384	[1]	$51	$1,333
Derivative financial liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$4,982	$4,646	$336		$13	$323
Derivatives not subject to master netting arrangement or similar arrangement	189	—	189		—	189
Exchange traded derivatives	502	502	—		—	—
Total derivative financial liabilities	$5,673	$5,148	$525	[2]	$13	$512
1 At December 31, 2014, $1.3 billion, net of $449 million offsetting cash collateral, is recognized in trading assets and derivatives within the Company's Consolidated Balance Sheets.
At December 31, 2013, $1.4 billion, net of $457 million offsetting cash collateral, is recognized in trading assets and derivatives within the Company's Consolidated Balance Sheets.
2 At December 31, 2014, $462 million, net of $1.0 billion offsetting cash collateral, is recognized in trading liabilities and derivatives within the Company's Consolidated Balance Sheets. At December 31, 2013, $525 million, net of $864 million offsetting cash collateral, is recognized in trading liabilities and derivatives within the Company's Consolidated Balance Sheets.

Notes to Consolidated Financial Statements, continued

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
The Company writes CDS, which are agreements under which the Company receives premium payments from its counterparty for protection against an event of default of a reference asset. In the event of default under the CDS, the Company would either net cash settle or make a cash payment to its counterparty and take delivery of the defaulted reference asset, from which the Company may recover all, a portion, or none of the credit loss, depending on the performance of the reference asset. Events of default, as defined in the CDS agreements, are generally triggered upon the failure to pay and similar events related to the issuer(s) of the reference asset. At December 31, 2014 and 2013, all written CDS contracts reference single name corporate credits or corporate credit indices. When the Company has written CDS, it has generally entered into offsetting CDS for the underlying reference asset, under which the Company paid a premium to its counterparty for protection against an event of default on the reference asset. The counterparties to these purchased CDS are generally of high creditworthiness and typically have ISDA master netting agreements in place that subject the CDS to master netting provisions, thereby mitigating the risk of non-payment to the Company. As such, at December 31, 2014, the Company did not have any material risk of making a non-recoverable payment on any written CDS. During 2014 and 2013, the only instances of default on written CDS were driven by credit indices with constituent credit default. In all cases where the Company made resulting cash payments to settle, the Company collected like amounts from the counterparties to the offsetting purchased CDS.
At December 31, 2014 and 2013, the written CDS had remaining terms of four years. The fair values of written CDS were $1 million and $3 million at December 31, 2014 and 2013, respectively. The maximum guarantees outstanding at December 31, 2014 and 2013, as measured by the gross notional amounts of written CDS, were $20 million and $60 million, respectively, which represent the termination or collapse of a mirror purchase CDS. At December 31, 2014 and 2013, the gross notional amounts of purchased CDS contracts, which represent benefits to, rather than obligations of, the Company, were $190 million and $70 million, respectively. The fair values of purchased CDS were $5 million and $3 million at December 31, 2014 and 2013, respectively.
The Company has also entered into TRS contracts on loans. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same amount on the matched TRS. To mitigate its credit risk, the Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral if the fair value of the underlying reference assets deteriorates. At December 31, 2014 and 2013, there were $2.3 billion and $1.5 billion of outstanding TRS notional balances, respectively. The fair values of the TRS derivative assets and liabilities at December 31, 2014 were $19 million and $14 million, respectively, and related collateral held at December 31, 2014 was $373 million. The fair values of the TRS derivative assets and liabilities at December 31, 2013 were $35 million and $31 million, respectively, and related collateral held at December 31, 2013 was $228 million. For additional information on the Company's TRS contracts, see Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities."
The Company writes risk participations, which are credit derivatives, whereby the Company has guaranteed payment to a dealer counterparty in the event that the counterparty experiences a loss on a derivative, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative. The Company monitors its payment risk on its risk participations by monitoring the creditworthiness of the obligors, which is based on the normal credit review process the Company would have performed had it entered into the derivatives directly with the obligors. The obligors are all corporations or partnerships. The Company continues to monitor the creditworthiness of its obligors and the likelihood of payment could change at any time due to unforeseen circumstances. To date, no material losses have been incurred related to the Company’s written risk participations. At December 31, 2014 and 2013, the remaining terms on these risk participations generally ranged from one to nine years and from one to twelve years, respectively, with a weighted average on the maximum estimated exposure of 5.2 and 6.9 years, respectively. The Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $31 million and $33 million at December 31, 2014 and 2013, respectively. The fair values of the written risk participations were less than $1 million at December 31, 2014 and 2013. As part of its trading activities, the Company may enter into purchased risk participations to mitigate credit exposure to a derivative counterparty.

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
Interest rate swaps have been designated as hedging the exposure to the benchmark interest rate risk associated with floating rate loans. At December 31, 2014 and 2013, the hedge maturities for hedges of floating rate loans ranged from less than one year to four years and from less than one year to five years, respectively, with the weighted average being 1.9 and 2.0 years, respectively. Ineffectiveness on these hedges was immaterial for all years presented. At December 31, 2014, $203 million of the deferred net gains on derivatives that are recognized in AOCI

Notes to Consolidated Financial Statements, continued

are expected to be reclassified to net interest income over the next twelve months in connection with the recognition of interest income on these hedged items. The amount to be reclassified into income includes both active and terminated or de-designated cash flow hedges. The Company may choose to terminate or de-designate a hedging relationship in this program due to a change in the risk management objective for that specific hedge item, which may arise in conjunction with an overall balance sheet management strategy.
During 2008, the Company executed zero-cost equity collars on 60 million common shares of The Coca-Cola Company pursuant to the Agreements, which were to be derivatives in their entirety. The Company designated the collars as cash flow hedges of the Company's probable forecasted sales of The Coca-Cola Company common shares. The risk management objective was to hedge the cash flows on the forecasted sales of The Coca-Cola Company common shares at market values equal to or above the call strike price and equal to or below the put strike price. The Company assessed hedge effectiveness on a quarterly basis and measured hedge ineffectiveness with the effective portion of the changes in fair value of the Agreements recognized in AOCI and any ineffective portions recognized in trading income.
During 2012, the Company and The Coca-Cola Company Counterparty accelerated the termination of the Agreements, and the Company sold in the market or to The Coca-Cola Company Counterparty 59 million of its 60 million shares of The Coca-Cola Company and contributed the remaining 1 million shares to the SunTrust Foundation for a net gain of $1.9 billion, which is net of a $305 million loss related to the derivative contract termination of the Agreements. Upon approval by the Board to terminate the Agreements and sell and donate The Coca-Cola Company shares, the Agreements no longer qualified as cash flow hedges. Thus, subsequent changes in value of the Agreements, totaling $60 million, were recognized in net securities (losses)/gains in the Consolidated Statements of Income. Amounts recognized in AOCI in the Consolidated Statements of Shareholders' Equity during the period the Agreements qualified as cash flow hedges totaled $365 million in losses. These amounts remained in AOCI until the sale of The Coca-Cola Company shares, at which time the amounts were reclassified to net securities (losses)/gains in the Consolidated Statements of Income. See additional discussion regarding The Coca-Cola Company Agreements in the "Securities Available for Sale" sections of MD&A in this Form 10-K.

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

Economic Hedging and Trading Activities
In addition to designated hedging relationships, the Company also enters into derivatives as an end user to economically hedge risks associated with certain non-derivative and derivative instruments, along with entering into derivatives in a trading capacity with its clients.
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

Notes to Consolidated Financial Statements, continued

NOTE 18 - FAIR VALUE ELECTION AND MEASUREMENT
The Company measures certain assets and liabilities at fair value and classifies them as level 1, 2, or 3 within the fair value hierarchy, as shown below, on the basis of whether the measurement employs observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions taking into account information about market participant assumptions that is readily available.

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
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s recurring fair value measurements are based on a requirement to measure such assets and liabilities at fair value or the Company’s election to measure certain financial assets and liabilities at fair value. Assets and liabilities that are required to be measured at fair value on a recurring basis include trading securities, securities AFS, and derivative financial instruments. Assets and liabilities that the Company has elected to measure at fair value on a recurring basis include MSRs and certain LHFS, LHFI, trading loans, brokered time deposits, and issuances of fixed rate debt.
The Company elects to measure certain assets and liabilities at fair value to more accurately align its financial performance with the economic value of actively traded or hedged assets or liabilities. The use of fair value also enables the Company to mitigate non-economic earnings volatility caused from financial assets and liabilities being carried at different bases of accounting, as well as to more accurately portray the active and dynamic management of the Company’s balance sheet.
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
The Company has formal processes and controls in place to support the appropriateness of its fair value estimates. For fair values obtained from a third party or those that include certain trader estimates of fair value, there is an independent price validation function that provides oversight for these estimates. For level 2 instruments and certain level 3 instruments, the validation generally involves evaluating pricing received from two or more other third party pricing sources that are widely used by market participants. The Company evaluates this pricing information from both a qualitative and quantitative perspective and determines whether any pricing differences exceed acceptable thresholds. If these thresholds are exceeded, then the Company assesses differences in valuation approaches used, which may include contacting a pricing service to gain further insight into the valuation of a particular security or class of securities to resolve the pricing variance, which could include an adjustment to the price used for financial reporting purposes.
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
Determining whether to classify an instrument as level 3 involves judgment and is based on a variety of subjective factors including whether a market is inactive. A market is considered inactive if significant decreases in the volume and level of activity for the asset or liability have been observed. In making this determination the Company evaluates the number of recent transactions in either the primary or secondary market, whether price quotations are current, the nature of market participants, the variability of price quotations, the breadth of bid/ask spreads, declines in (or the absence of) new issuances, and the availability of public information. When a market is determined to be inactive, significant adjustments may be made to price indications when estimating fair value. In making these adjustments the Company seeks to employ assumptions a market participant would use to value the asset or liability, including consideration of illiquidity in the referenced market.

Notes to Consolidated Financial Statements, continued

Recurring Fair Value Measurements
The following tables present certain information regarding assets and liabilities measured at fair value on a recurring basis and the changes in fair value for those specific financial instruments for which fair value has been elected.

	December 31, 2014
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments [1]	Assets/Liabilities at Fair Value
Assets
Trading assets and derivatives:
U.S. Treasury securities	$267	$—	$—	$—	$267
Federal agency securities	—	547	—	—	547
U.S. states and political subdivisions	—	42	—	—	42
MBS - agency	—	545	—	—	545
CLO securities	—	3	—	—	3
Corporate and other debt securities	—	509	—	—	509
CP	—	327	—	—	327
Equity securities	45	—	—	—	45
Derivative contracts	688	5,126	25	(4,532)	1,307
Trading loans	—	2,610	—	—	2,610
Total trading assets and derivatives	1,000	9,709	25	(4,532)	6,202
Securities AFS:
U.S. Treasury securities	1,921	—	—	—	1,921
Federal agency securities	—	484	—	—	484
U.S. states and political subdivisions	—	197	12	—	209
MBS - agency	—	23,048	—	—	23,048
MBS - private	—	—	123	—	123
ABS	—	—	21	—	21
Corporate and other debt securities	—	36	5	—	41
Other equity securities [2]	138	—	785	—	923
Total securities AFS	2,059	23,765	946	—	26,770
Residential LHFS	—	1,891	1	—	1,892
LHFI	—	—	272	—	272
MSRs	—	—	1,206	—	1,206
Liabilities
Trading liabilities and derivatives:
U.S. Treasury securities	485	—	—	—	485
MBS - agency	—	1	—	—	1
Corporate and other debt securities	—	279	—	—	279
Derivative contracts	444	5,128	5	(5,115)	462
Total trading liabilities and derivatives	929	5,408	5	(5,115)	1,227
Long-term debt	—	1,283	—	—	1,283
Other liabilities [3]	—	—	27	—	27
1 Amounts represent offsetting cash collateral received from, and paid to, the same derivative counterparties, and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists.
2 Includes $376 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, $138 million in mutual fund investments, and $7 million of other.
3 Includes contingent consideration obligations related to acquisitions.

Notes to Consolidated Financial Statements, continued

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
1 Amounts represent offsetting cash collateral received from, and paid to, the same derivative counterparties, and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists.
2 Includes $336 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, $103 million in mutual fund investments, and $1 million of other.
3 Includes contingent consideration obligations related to acquisitions, as well as the derivative associated with the Company's sale of Visa shares during the year ended December 31, 2009.

Notes to Consolidated Financial Statements, continued

The following tables present the difference between the aggregate fair value and the UPB of trading loans, LHFS, LHFI, brokered time deposits, and long-term debt instruments for which the FVO has been elected. For LHFS and LHFI for which the FVO has been elected, the tables also include the difference between aggregate fair value and the UPB of loans that are 90 days or more past due, if any, as well as loans in nonaccrual status.

(Dollars in millions)	Aggregate Fair Value at December 31, 2014	Aggregate UPB under FVO at December 31, 2014	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,610	$2,589	$21
LHFS	1,891	1,817	74
Nonaccrual	1	1	—
LHFI	269	281	(12)
Nonaccrual	3	5	(2)
Liabilities:
Long-term debt	1,283	1,176	107
(Dollars in millions)	Aggregate Fair Value at December 31, 2013	Aggregate UPB under FVO at December 31, 2013	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$1,888	$1,858	$30
LHFS	1,375	1,359	16
Past due 90 days or more	1	2	(1)
Nonaccrual	2	15	(13)
LHFI	294	317	(23)
Nonaccrual	8	12	(4)
Liabilities:
Brokered time deposits	764	761	3
Long-term debt	1,556	1,432	124

Notes to Consolidated Financial Statements, continued

The following tables present the change in fair value during the years ended December 31, 2014 and 2013 of financial instruments for which the FVO has been elected, as well as MSRs. The tables do not reflect the change in fair value attributable to the related economic hedges the Company uses to mitigate the market-related risks associated with the financial instruments. Generally, the changes in the fair value of economic hedges are also recognized in trading income, mortgage production related income, or mortgage servicing related income, as appropriate, and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below. The Company’s economic hedging activities are deployed at both the instrument and portfolio level.

	Fair Value Gain/(Loss) for the Year Ended December 31, 2014 for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current Period Earnings [2]
Assets:
Trading loans	$11	$—	$—	$11
LHFS	—	3	—	3
LHFI	—	11	—	11
MSRs	—	3	(401)	(398)
Liabilities:
Brokered time deposits	6	—	—	6
Long-term debt	17	—	—	17
1 Income related to LHFS does not include income from IRLCs. For the year ended December 31, 2014, income related to MSRs includes mortgage servicing income recognized upon the sale of loans reported at LOCOM.
2 Changes in fair value for the year ended December 31, 2014 exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, LHFI, brokered time deposits, and long-term debt that have been elected to be carried at fair value are recognized in interest income or interest expense in the Consolidated Statements of Income.

	Fair Value Gain/(Loss) for the Year Ended December 31, 2013 for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current Period Earnings [2]
Assets:
Trading loans	$13	$—	$—	$13
LHFS	1	(135)	—	(134)
LHFI	—	(10)	—	(10)
MSRs	—	4	50	54
Liabilities:
Brokered time deposits	8	—	—	8
Long-term debt	36	—	—	36
1 Income related to LHFS does not include income from IRLCs. For the year ended December 31, 2013, income related to MSRs includes mortgage servicing income recognized upon the sale of loans reported at LOCOM.
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
1 Income related to LHFS does not include income from IRLCs. For the year ended December 31, 2012, income related to MSRs includes mortgage servicing income recognized upon the sale of loans reported at LOCOM.
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
Level 3 AFS municipal securities at December 31, 2014 includes bonds that are only redeemable with the issuer at par and cannot be traded in the market. As such, no significant observable market data for these instruments is available. To estimate pricing on these securities, the Company utilized a third party municipal bond yield curve for the lowest investment grade bonds and priced each bond based on the yield associated with that maturity.
Level 3 AFS municipal securities at December 31, 2013 includes ARS purchased since the auction rate market began failing in February 2008 and have been considered level 3 securities due to the significant decrease in the volume and level of activity in these markets, which has necessitated the use of significant unobservable inputs into the Company’s valuations. These securities were valued based on comparisons to similar ARS for which auctions are currently successful and/or to longer term, non-ARS issued by similar municipalities. The Company also evaluated the relative strength of the municipality and made appropriate downward adjustments in price based on the credit rating of the municipality, as well as the relative financial strength of the insurer on those bonds. Although auctions for several municipal ARS have been operating successfully, ARS owned by the Company at December 31, 2013 were classified as level 3 as they were ARS for which the auctions continued to fail. Accordingly, due to the uncertainty around the success rates for auctions, and the absence of any successful auctions for these identical securities, the Company priced the ARS below par. Subsequent to December 31, 2013, the Company sold these remaining ARS securities.

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

Notes to Consolidated Financial Statements, continued

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
These securities that are classified as AFS are in a small net unrealized gain position at December 31, 2014. See Note 5, “Securities Available for Sale,” for details regarding assumptions used to value private MBS.
CLO securities
The Company has CLO preference share exposure valued at $3 million at December 31, 2014. The Company estimated fair value based on pricing from observable trading activity for similar securities. Accordingly, the Company has classified these instruments as level 2.
The Company’s investments in level 3 trading CDOs at December 31, 2013 consisted of senior ARS interests in Company-sponsored securitizations of trust preferred collateral. The auctions related to these securities were failing, requiring the Company to make significant adjustments to valuation assumptions. As such, the Company classified these as level 3 investments. The Company valued these interests utilizing a pricing matrix based on a range of overcollateralization levels that was periodically updated based on discussions with the dealer community and limited trade data. Under this modified approach, at December 31, 2013, all CDO ARS were valued using a simplified discounted cash flow approach that prices the securities to their expected maturity. The primary inputs and assumptions considered by the Company in valuing these retained interests were overcollateralization levels (impacted by credit losses) and the discount margin over LIBOR. See the level 3 assumptions table in this note for information on the sensitivity of these interests to changes in the assumptions. The Company sold all of its level 3 investments in trading CDOs during 2014.

Asset-Backed Securities
Level 2 ABS classified as securities AFS at December 31, 2013 were primarily interests collateralized by third party securitizations of 2009 through 2011 vintage auto loans. These ABS were either publicly traded or 144A privately placed bonds. The Company utilized an independent pricing service to obtain fair values for publicly traded securities and similar securities for estimating the fair value of the privately placed bonds. No significant unobservable assumptions were used in pricing the auto loan ABS, therefore, the Company classified these bonds as level 2. The Company sold all of its interests in these level 2 ABS during 2014.

Level 3 ABS classified as securities AFS includes purchased interests in third party securitizations collateralized by home equity loans and are valued based on third party pricing with significant unobservable assumptions. At December 31, 2013 trading ARS consisted of student loan ABS that were generally collateralized by FFELP student loans, the majority of which benefited from a maximum guarantee amount of 97%. However, for valuations of subordinate securities in the same structure, the Company adjusts valuations on the senior securities based on the likelihood that the issuer will refinance in the near term, a security’s level of subordination in the structure, and/or the perceived risk of the issuer as determined by credit ratings or total leverage of the trust. These adjustments may be significant; therefore, the subordinate student loan ARS held as trading assets was classified as level 3. The Company sold the remaining interests in these subordinate student loan ARS during 2014.
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
Equity securities
Level 3 equity securities classified as securities AFS include FHLB of Atlanta stock and Federal Reserve Bank of Atlanta stock, which are redeemable with the issuer at cost and cannot be traded in the market. As such, observable market data for these instruments is not available. The Company accounts for the stock based on industry guidance that requires these investments be carried at cost and evaluated for impairment based on the ultimate recovery of cost.

Derivative contracts
The Company holds derivative instruments for both trading purposes and risk management purposes.
Level 1 derivative contracts generally include exchange-traded futures or option contracts for which pricing is readily available. The Company’s level 2 instruments are predominantly standard OTC swaps, options, and forwards, measured using observable market assumptions for interest rates, foreign exchange, equity, and credit. Because fair values for OTC contracts are not readily available, the Company estimates fair values using internal, but standard, valuation models. The selection of valuation models is driven by the type of contract: for option-based products, the Company uses an appropriate option pricing model such as Black-Scholes. For forward-based products, the Company’s valuation methodology is generally a discounted cash flow approach.
Level 2 derivative instruments are primarily transacted in the institutional dealer market and priced with observable

Notes to Consolidated Financial Statements, continued

market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. To this end, the Company has evaluated liquidity premiums required by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and its counterparties, its net exposures, and remaining maturities in determining the appropriate fair value adjustments to record. See Note 17, “Derivative Financial Instruments,” for additional information on the Company's derivative contracts.
The Company's level 3 derivatives include IRLCs that satisfy the criteria to be treated as derivative financial instruments. The fair value of IRLCs on residential LHFS, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on the Company’s historical data and reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. As pull-through rates increase, the fair value of IRLCs also increases. Servicing value is included in the fair value of IRLCs, and the fair value of servicing is determined by projecting cash flows, which are then discounted to estimate an expected fair value. The fair value of servicing is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. Because these inputs are not transparent in market trades, IRLCs are considered to be level 3 assets. During the years ended December 31, 2014 and 2013, the Company transferred $245 million and $222 million, respectively, of net IRLCs out of level 3 as the associated loans were closed.

Trading loans
The Company engages in certain businesses whereby the election to measure loans at fair value for financial reporting aligns with the underlying business purpose. Specifically, the loans that are included within this classification are: (i) loans made or acquired in connection with the Company’s TRS business, (ii) loans backed by the SBA, and (iii) the loan sales and trading business within the Company’s Wholesale Banking segment. See Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," and Note 17, “Derivative Financial Instruments,” for further discussion of this business. All of these loans are classified as level 2, due to the market data that the Company uses in the estimate of fair value.
The loans made in connection with the Company’s TRS business are short-term, demand loans, whereby the repayment is senior in priority and whose value is collateralized. While these loans do not trade in the market, the Company believes that the par amount of the loans approximates fair value and no unobservable assumptions are used by the Company to value these loans. At December 31, 2014 and 2013, the Company had outstanding $2.3 billion and $1.5 billion, respectively, of such short-term loans carried at fair value.
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
The loans from the Company’s sales and trading business are commercial and corporate leveraged loans that are either traded in the market or for which similar loans trade. The Company elected to measure these loans at fair value since they are actively traded. For the years ended December 31, 2014, 2013, and 2012, the Company recognized an immaterial amount of gains in the Consolidated Statements of Income due to changes in fair value attributable to instrument-specific credit risk. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the Company does not believe that trading activity qualifies the loans as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded. The Company believes that level 2 is a more appropriate presentation of the underlying market activity for the loans. At December 31, 2014 and 2013, $284 million and $313 million, respectively, of loans related to the Company’s trading business were held in inventory.

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
Level 2 LHFS are primarily agency loans which trade in active secondary markets and are priced using current market pricing for similar securities adjusted for servicing, interest rate risk, and credit risk. Non-agency residential mortgages are also included in level 2 LHFS. Transfers of certain mortgage LHFS into level 3 during the years ended December 31, 2014 and 2013 were not due to using alternative valuation approaches, but were largely due to borrower defaults or the identification of other loan defects impacting the marketability of the loans.
For residential loans that the Company has elected to measure at fair value, the Company considers the component of the fair value changes due to instrument-specific credit risk, which is intended to be an approximation of the fair value change attributable to changes in borrower-specific credit risk. For the years ended December 31, 2014 and 2013, gains or losses the Company recognized in the Consolidated Statements of Income due to changes in fair value attributable to borrower-specific credit risk were immaterial. For the year ended December 31, 2012, gains the Company recognized in the Consolidated Statements of Income due to changes in fair value attributable

Notes to Consolidated Financial Statements, continued

to borrower-specific credit risk were $12 million. In addition to borrower-specific credit risk, there are other, more significant, variables that drive changes in the fair values of the loans, including interest rates and general conditions in the markets for the loans.
Corporate and other LHFS
As discussed in Note 10, “Certain Transfers of Financial Assets and Variable Interest Entities,” the Company was previously the primary beneficiary of a CLO entity, which resulted in the Company consolidating the entity's underlying loans. During the second quarter of 2014, in connection with the sale of RidgeWorth, the Company determined it was no longer the primary beneficiary of the CLO, and accordingly, the CLO was deconsolidated. Prior to the second quarter of 2014, the Company elected to measure the loans of the CLO at fair value because the loans were periodically traded by the CLO. For the years ended December 31, 2014 and 2013, the Company recognized an immaterial amount of gains due to changes in fair value attributable to borrower-specific credit risk in the Consolidated Statements of Income. For the year ended December 31, 2012, gains the Company recognized due to changes in fair value attributable to borrower-specific credit risk in the Consolidated Statements of Income were $10 million.
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
Mortgage Servicing Rights
The Company records MSR assets at fair value. These values are determined by projecting cash flows, which are then discounted. The fair values of MSRs are impacted by a variety of factors, including prepayment assumptions, spreads, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. For additional information, see Note 9, "Goodwill and Other Intangible Assets." The underlying assumptions and estimated values are corroborated by values received from independent third parties based on their review of the servicing portfolio, and comparisons to market transactions. Because these inputs are not transparent in market trades, MSRs are classified as level 3 assets.

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
During the second quarter of 2009, in connection with its sale of Visa Class B shares, the Company entered into a derivative contract whereby the ultimate cash payments received or paid, if any, under the contract are based on the ultimate resolution of litigation involving Visa. The value of the derivative was estimated based on the Company’s expectations regarding the ultimate resolution of that litigation, which involved a high degree of judgment and subjectivity. Accordingly, the value of the derivative liability is classified as a level 3 instrument. See Note 16, "Guarantees," for a discussion of the valuation assumptions.
Brokered time deposits
The Company elected to measure certain CDs at fair value. These debt instruments included embedded derivatives that were generally based on underlying equity securities or equity indices, but may have been based on other underlyings that may or may not have been clearly and closely related to the host debt instrument. The Company measured certain of these instruments at fair value to better align the economics of the CDs with the Company’s risk management strategies. The Company evaluated, on an instrument specific basis, whether a new issuance should be measured at fair value.
The Company classified these CDs as level 2 instruments due to the Company’s ability to reasonably measure all significant inputs based on observable market variables. The Company employed a discounted cash flow approach to the host debt component of the CD, based on observable market interest rates for the term of the CD, and an estimate of the Bank’s credit risk. For the embedded derivative features, the Company used the same valuation methodologies as if the derivative were a standalone derivative, as discussed herein under “Derivative contracts.”
For brokered time deposits carried at fair value at December 31, 2013, the Company estimated credit spreads above LIBOR based on credit spreads from actual or estimated trading levels of the debt or other relevant market data. For the years ended December 31, 2014 and 2013, the Company recognized an immaterial amount of losses due to changes in its own credit spread on its brokered time deposits carried at fair value. For the year ended December 31, 2012, the Company recognized $15 million of losses due to changes in its own credit spread on its brokered time deposits carried at fair value. At December 31, 2014 the Company did not have any brokered time deposits carried at fair value.

Notes to Consolidated Financial Statements, continued

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
The Company’s public debt carried at fair value impacts earnings predominantly through changes in the Company’s credit spreads as the Company has entered into derivative financial instruments that economically convert the interest rate on the debt from a fixed to a floating rate. The estimated earnings impact from changes in credit spreads above U.S. Treasury rates were losses of $19 million and gains of $40 million and $78 million for the years ended December 31, 2014, 2013, and 2012, respectively.
At December 31, 2014, the Company did not measure any issued securities of a CLO at fair value. Previously, the Company classified these types of securities as level 2, as the primary driver of their fair values were the loans owned by the CLO, which the Company also elected to measure at fair value prior to the deconsolidation of the CLO, as discussed herein under “Loans Held for Sale and Loans Held for Investment–Corporate and other LHFS.”
Other liabilities
The Company’s other liabilities that are carried at fair value on a recurring basis include contingent consideration obligations related to acquisitions. Contingent consideration associated with acquisitions is adjusted to fair value until settled. As the assumptions used to measure fair value are based on internal metrics that are not market observable, the earn-out is considered a level 3 liability. Additionally, the derivative that the Company obtained as a result of its sale of Visa Class B shares was included in other liabilities at December 31, 2013. This derivative was included in derivative contracts at December 31, 2014 and accordingly, reclassified to derivative contracts in the prior year level 3 assumptions and reconciliation below for comparability.
The valuation technique and range, including weighted average, of the unobservable inputs associated with the Company's level 3 assets and liabilities are as follows:

	Level 3 Significant Unobservable Input Assumptions
(Dollars in millions)	Fair value December 31, 2014	Valuation Technique	Unobservable Input [1]	Range (weighted average)
Assets
Trading assets and derivatives:
Derivative contracts, net [2]	$20	Internal model	Pull through rate	40-100% (75%)
			MSR value	39-218 bps (107 bps)
Securities AFS:
U.S. states and political subdivisions	12	Cost	N/A
MBS - private	123	Third party pricing	N/A
ABS	21	Third party pricing	N/A
Corporate and other debt securities	5	Cost	N/A
Other equity securities	785	Cost	N/A
Residential LHFS	1	Monte Carlo/Discounted cash flow	Option adjusted spread	145-225 (157 bps)
			Conditional prepayment rate	1-30 CPR (15 CPR)
			Conditional default rate	0-3 CDR (0.75 CDR)
LHFI	269	Monte Carlo/Discounted cash flow	Option adjusted spread	0-450 (286 bps)
			Conditional prepayment rate	4-30 CPR (13.75 CPR)
			Conditional default rate	0-7 CDR (1.75 CDR)
	3	Collateral based pricing	Appraised value	NM [4]
MSRs	1,206	Monte Carlo/Discounted cash flow	Conditional prepayment rate	2-47 CPR (11 CPR)
			Option adjusted spread	(1.34%)-122.1% (9.96%)
Liabilities
Other liabilities [3]	27	Internal model	Loan production volume	0-150% (107%)
1 For certain assets and liabilities where the Company utilizes third party pricing, the unobservable inputs and their ranges are not reasonably available to the Company, and therefore, have been noted as not applicable, "N/A."
2 Represents the net of IRLC assets and liabilities entered into by the Mortgage Banking segment and includes the derivative liability associated with the Company's sale of Visa shares.
3 Input assumptions relate to the Company's contingent consideration obligations related to acquisitions. See Note 16, "Guarantees," for additional information.
4 Not meaningful.

Notes to Consolidated Financial Statements, continued

	Level 3 Significant Unobservable Input Assumptions
(Dollars in millions)	Fair value December 31, 2013	Valuation Technique	Unobservable Input [1]	Range (weighted average)
Assets
Trading assets and derivatives:
CDO/CLO securities	$54	Matrix pricing/Discounted cash flow	Indicative pricing based on overcollateralization ratio	$50-$60 ($54)
			Discount margin	4-6% (5%)
ABS	6	Matrix pricing	Indicative pricing	$55 ($55)
Derivative contracts, net [2,3]	5	Internal model	Pull through rate	1-99% (74%)
			MSR value	42-222 bps (111 bps)
Securities AFS:
U.S. states and political subdivisions	34	Matrix pricing	Indicative pricing	$80-$111 ($95)
MBS - private	154	Third party pricing	N/A
ABS	21	Third party pricing	N/A
Corporate and other debt securities	5	Cost	N/A
Other equity securities	739	Cost	N/A
Residential LHFS	3	Monte Carlo/Discounted cash flow	Option adjusted spread	250-675 bps (277 bps)
			Conditional prepayment rate	2-10 CPR (7 CPR)
			Conditional default rate	0-4 CDR (0.5 CDR)
LHFI	292	Monte Carlo/Discounted cash flow	Option adjusted spread	0-675 bps (307 bps)
			Conditional prepayment rate	1-30 CPR (13 CPR)
			Conditional default rate	0-7 CDR (2.5 CDR)
	10	Collateral based pricing	Appraised value	NM [4]
MSRs	1,300	Discounted cash flow	Conditional prepayment rate	4-25 CPR (8 CPR)
			Discount rate	9-28% (12%)
Liabilities
Other liabilities [4]	23	Internal model	Loan production volume	0-150% (92%)
	3	Internal model	Revenue run rate	NM [5]
1 For certain assets and liabilities where the Company utilizes third party pricing, the unobservable inputs and their ranges are not reasonably available to the Company, and therefore, have been noted as not applicable, "N/A."
2 Represents the net of IRLC assets and liabilities entered into by the Mortgage Banking segment.
3 Includes a $3 million derivative liability associated with the Company's sale of Visa shares during the year ended December 31, 2009.
4 Input assumptions relate to the Company's contingent consideration obligations related to acquisitions. Excludes $3 million of Other Liabilities. See Note 16, "Guarantees," for additional information.
5 Not meaningful.

Notes to Consolidated Financial Statements, continued

The following tables present a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (other than MSRs which are disclosed in Note 9, “Goodwill and Other Intangible Assets”). Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. None of the transfers into or out of level 3 have been the result of using alternative valuation approaches to estimate fair values. There were no transfers between level 1 and 2 during the years ended December 31, 2014 and 2013.

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance January 1, 2014	Included in earnings		OCI		Purchases	Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value December 31, 2014	Included in earnings (held at December 31, 2014) [1]
Assets
Trading assets and derivatives:
CDO/CLO securities	$54	$11	[3]	$—		$—	($65)	$—	$—	$—	$—	$—	$—
ABS	6	1	[3]	—		—	(7)	—	—	—	—	—	—
Derivative contracts, net	5	252	[2]	—		—	—	8	(245)	—	—	20	—
Total trading assets and derivatives	65	264		—		—	(72)	8	(245)	—	—	20	—
Securities AFS:
U.S. states and political subdivisions	34	(2)		—		—	(20)	—	—	—	—	12	—
MBS - private	154	(1)		2		—	—	(32)	—	—	—	123	(1)
ABS	21	—		2		—	—	(2)	—	—	—	21	—
Corporate and other debt securities	5	—		—		—	—	—	—	—	—	5	—
Other equity securities	739	—		—		360	—	(320)	6	—	—	785	—
Total securities AFS	953	(3)	[4]	4	[5]	360	(20)	(354)	6	—	—	946	(1)	[4]

Residential LHFS	3	—		—		—	(10)	—	(6)	17	(3)	1	—
LHFI	302	12	[6]	—		—	—	(45)	1	2	—	272	9	[6]
Liabilities
Other liabilities	26	4	[7]	—		—	—	(3)	—	—	—	27	—
1 Change in unrealized gains/(losses) included in earnings during the period related to financial assets still held at December 31, 2014.
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
7 Amounts included in earnings are recognized in other noninterest expense.

Notes to Consolidated Financial Statements, continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance January 1, 2013	Included in earnings		OCI		Purchases	Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value December 31, 2013		Included in earnings (held at December 31, 2013) [1]
Assets
Trading assets and derivatives:
CDO/CLO securities	$52	$23	[3]	$—		$—	($20)	($1)	$—	$—	$—	$54		$15	[3]
ABS	5	1	[3]	—		—	—	—	—	—	—	6		1	[3]
Derivative contracts, net	132	93	[2]	—		—	—	2	(222)	—	—	5	[7]	(5)	[2]
Corporate and other debt securities	1	—		—		—	—	(1)	—	—	—	—		—
Total trading assets and derivatives	190	117		—		—	(20)	—	(222)	—	—	65		11
Securities AFS:
U.S. states and political subdivisions	46	—		2		—	(6)	(8)	—	—	—	34		—
MBS - private	209	—		(5)		—	—	(50)	—	—	—	154		—
ABS	21	(1)		4		—	—	(3)	—	—	—	21		(1)
Corporate and other debt securities	5	—		—		4	—	(4)	—	—	—	5		—
Other equity securities	633	—		—		200	—	(94)	—	—	—	739		—
Total securities AFS	914	(1)	[4]	1	[5]	204	(6)	(159)	—	—	—	953		(1)	[4]
Residential LHFS	8	1	[6]	—		—	(25)	(1)	(8)	32	(4)	3		—
LHFI	379	(5)	[6]	—		—	—	(55)	(17)	—	—	302		(11)	[6]
Liabilities
Other liabilities	31	(1)	[7]	—		—	—	(4)	—	—	—	26		(1)	[7]
1 Change in unrealized gains/(losses) included in earnings for the period related to financial assets still held at December 31, 2013.
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
7 Amounts included in earnings are recognized in other interest expense.

Non-recurring Fair Value Measurements
The following tables present those assets measured at fair value on a non-recurring basis at December 31, 2014 and 2013 as well as corresponding losses recognized during the years ended December 31, 2014 and 2013. When comparing balances at December 31, 2014 to those at December 31, 2013, the changes in fair value generally result from the application of LOCOM or through write-downs of individual assets. The tables do not reflect changes in fair value attributable to economic hedges the Company may have used to mitigate interest rate risk associated with LHFS and MSRs.

(Dollars in millions)	December 31, 2014	Level 1	Level 2	Level 3	Losses for the Year Ended December 31, 2014
LHFS	$1,108	$121	$45	$942	($6)
LHFI	24	—	—	24	—
OREO	29	—	1	28	(6)
Affordable housing	77	—	—	77	(21)
Other assets	225	—	216	9	(64)

(Dollars in millions)	December 31, 2013	Level 1	Level 2	Level 3	Losses for the Year Ended December 31, 2013
LHFS	$278	$—	$278	$—	($3)
LHFI	75	—	—	75	—
OREO	49	—	1	48	(10)
Affordable housing	7	—	—	7	(3)
Other assets	171	—	158	13	(61)

Notes to Consolidated Financial Statements, continued

The following is a discussion of the valuation techniques and inputs used in developing fair value measurements for assets classified as level 2 or 3 that are measured at fair value on a non-recurring basis, as determined by the nature and risks of the instrument.
Loans Held for Sale
At December 31, 2014, LHFS level 1 assets consisted of commercial and industrial loans. At December 31, 2014 and 2013 level 2 assets consisted primarily of agency and non-agency residential mortgages, which were measured using observable collateral valuations, and corporate loans that are accounted for at LOCOM. Level 3 assets at December 31, 2014 consisted primarily of indirect auto loans and tax-exempt municipal leases. These loans were valued consistent with the methodology discussed in the Recurring Fair Value Measurement section of this footnote.
During the fourth quarter of 2014, the Company transferred $470 million of C&I loans to LHFS as the Company elected to actively market these loans for sale, and are expected to be sold in the first quarter of 2015; $340 million of these were tax-exempt municipal leases included in level 3 and the remainder were included in level 1 at December 31, 2014. Also, during the fourth quarter of 2014, the Company transferred $38 million of residential mortgage NPLs to LHFS, which are included in level 2 at December 31, 2014, as the Company elected to actively market these loans for sale. These transferred loans were predominantly reported at amortized cost prior to transferring to LHFS; however, a portion of the NPLs were carried at fair value. Additionally, during the fourth quarter of 2014, the Company transferred approximately $600 million of indirect auto loans to LHFS, which the Company elected to actively market for sale in anticipation of a first quarter 2015 sale. These loans are included in level 3 at December 31, 2014.
During 2013, the Company transferred $25 million of residential mortgage NPLs to LHFS, as the Company elected to actively market these loans for sale. These loans were predominantly reported at amortized cost prior to transferring to LHFS; however, a portion of the NPLs was carried at fair value. As a result of transferring the loans to LHFS, the Company recognized a $3 million charge-off to reflect the loans' estimated market value. These transferred NPL loans were sold at approximately their carrying value during 2013. The Company also sold an additional $63 million of residential mortgage NPLs which had either been transferred to LHFS in a prior period or repurchased into LHFS directly. These additional loans were sold at a gain of approximately $12 million during 2013.

Loans Held for Investment
At December 31, 2014 and 2013, LHFI consisted primarily of consumer and residential real estate loans discharged in Chapter 7 bankruptcy that had not been reaffirmed by the borrower, as well as nonperforming CRE loans for which specific reserves had been recognized. As these loans have been classified as nonperforming, cash proceeds from the sale of the underlying collateral is the expected source of repayment for a majority of these loans. Accordingly, the fair value of these loans is derived from the estimated fair value of the underlying collateral, incorporating market data if available. There were no gains or losses during the years ended December 31, 2014 and 2013 as the charge-offs related to these loans are a component of the ALLL. Due to the lack of market data for similar assets, all of these loans are considered level 3.

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
During the first quarter of 2014, the Company decided to actively market for sale certain consolidated affordable housing properties, and accordingly, recognized an impairment charge of $36 million to adjust the carrying values of these properties to their estimated net realizable values obtained from a third party broker opinion and were considered level 3. During the year ended December 31, 2014, the Company recognized gains of $15 million on these affordable housing properties as a result of increased estimated net realizable values. The Company anticipates that the sale of a majority of these properties will occur within the next three months.
At December 31, 2013, fair value measurements for affordable housing properties were derived from internal analyses using market assumptions. Significant assumptions utilized in these analyses included cash flows, market capitalization rates, and tax credit market pricing. Due to the lack of comparable sales in the marketplace, these valuations were considered level 3. During the year ended December 31, 2013, the Company recognized impairment of $3 million on its held for use consolidated affordable housing properties.

Other Assets
Other assets consist of other repossessed assets, assets under operating leases where the Company is the lessor, land held for sale, and equity method investments.
Other repossessed assets consist of repossessed personal property that is measured at fair value less cost to sell. These assets are considered level 3 as their fair value is determined based on a variety of subjective unobservable factors. During the years ended December 31, 2014 and 2013, no losses were recognized by the Company on other repossessed assets as the impairment charges on repossessed personal property are a component of the ALLL.
The Company monitors the fair value of assets under operating leases where the Company is the lessor and recognizes impairment to the extent the carrying value is not recoverable and the fair value is less than its carrying value. Fair value is determined using collateral specific pricing digests, external appraisals, broker opinions, recent sales data from industry

Notes to Consolidated Financial Statements, continued

equipment dealers, and the discounted cash flows derived from the underlying lease agreement. As market data for similar assets and lease arrangements is available and used in the valuation, these assets are considered level 2. During the years ended December 31, 2014 and 2013, the Company recognized impairment charges of $59 million and $50 million, respectively, attributable to the fair value of various personal property under operating leases.

Land held for sale is recorded at the lesser of carrying value or fair value less cost to sell. Land held for sale is considered level 2 as its fair value is determined based on market comparables and broker opinions. The Company recognized $5 million in impairment charges on land held for sale during the year ended December 31, 2014. No impairment charges were recognized on land held for sale during the year ended December 31, 2013.

Fair Value of Financial Instruments
The measured amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2014		Fair Value Measurement Using
(Dollars in millions)	Measured Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$8,229	$8,229	$8,229	$—	$—	(a)
Trading assets and derivatives	6,202	6,202	1,000	5,177	25	(b)
Securities AFS	26,770	26,770	2,059	23,765	946	(b)
LHFS	3,232	3,240	—	2,063	1,177	(c)
LHFI, net	131,175	126,855	—	545	126,310	(d)
Financial liabilities:
Deposits	140,567	140,562	—	140,562	—	(e)
Short-term borrowings	9,186	9,186	—	9,186	—	(f)
Long-term debt	13,022	13,056	—	12,398	658	(f)
Trading liabilities and derivatives	1,227	1,227	929	293	5	(b)

	December 31, 2013		Fair Value Measurement Using
(Dollars in millions)	Measured Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$5,263	$5,263	$5,263	$—	$—	(a)
Trading assets and derivatives	5,040	5,040	1,156	3,812	72	(b)
Securities AFS	22,542	22,542	1,396	20,193	953	(b)
LHFS	1,699	1,700	—	1,666	34	(c)
LHFI, net	125,833	121,341	—	2,860	118,481	(d)
Financial liabilities:
Deposits	129,759	129,801	—	129,801	—	(e)
Short-term borrowings	8,739	8,739	—	8,739	—	(f)
Long-term debt	10,700	10,678	—	10,086	592	(f)
Trading liabilities and derivatives	1,181	1,181	979	198	4	(b)

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

(a)
Cash and cash equivalents are valued at their carrying amounts reported in the balance sheet, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments.

(b)
Trading assets and derivatives, securities AFS, and trading liabilities and derivatives that are classified as level 1 are valued based on quoted market prices. For those instruments classified as level 2 or 3, refer to the respective valuation discussions within this footnote.

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

Notes to Consolidated Financial Statements, continued

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
The Company generally estimated fair value for LHFI based on estimated future cash flows discounted, initially, at current origination rates for loans with similar terms and credit quality, which derived an estimated value of 100% and 99% on the loan portfolio’s net carrying value at December 31, 2014 and 2013, respectively. The value derived from origination rates likely does not represent an exit price; therefore, an incremental market risk and liquidity discount was subtracted from the initial value at December 31, 2014 and 2013. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans. Loan prepayments are used to adjust future cash flows based on historical experience and prepayment model forecasts. The value of related accrued interest on loans approximates fair value; however, it is not included in the carrying amount or fair value of loans. The value of long-term customer relationships is not permitted under current U.S. GAAP to be included in the estimated fair value.

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

Unfunded loan commitments and letters of credit are not included in the table above. At December 31, 2014 and 2013, the Company had $56.5 billion and $48.9 billion, respectively, of unfunded commercial loan commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related unfunded commitments reserve, which was a combined $59 million and $53 million at December 31, 2014 and 2013, respectively. No active trading market exists for these instruments, and the estimated fair value does not include any value associated with the borrower relationship. The Company does not estimate the fair values of consumer unfunded lending commitments which can generally be canceled by providing notice to the borrower.

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

For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses. For other matters for which a loss is probable or reasonably possible, such an estimate is not possible. For those matters where a loss is reasonably possible, management currently estimates the aggregate range of reasonably possible losses as $0 to approximately $180 million in excess of the reserves, if any, related to those matters. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information available at December 31, 2014. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure. Based on current knowledge, it is the opinion of management that liabilities arising from legal claims in excess

Notes to Consolidated Financial Statements, continued

of the amounts currently reserved, if any, will not have a material impact on the Company’s financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s financial condition, results of operations, or cash flows for any given reporting period.

The following is a description of certain litigation and regulatory matters:
Card Association Antitrust Litigation
The Company is a defendant, along with Visa and MasterCard, as well as several other banks, in several antitrust lawsuits challenging their practices. For a discussion regarding the Company’s involvement in this litigation matter, see Note 16, “Guarantees.”

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

Colonial BancGroup Securities Litigation
Beginning in July 2009, STRH, certain other underwriters, the Colonial BancGroup, Inc. (“Colonial BancGroup”) and certain officers and directors of Colonial BancGroup were named as defendants in a putative class action filed in the U.S. District Court for the Middle District of Alabama entitled In re Colonial BancGroup, Inc. Securities Litigation. The complaint was brought by purchasers of certain debt and equity securities of Colonial BancGroup and seeks unspecified damages. Plaintiffs allege violations of Sections 11 and 12 of the Securities Act of 1933 due to allegedly false and misleading disclosures in the relevant registration statement and prospectus relating to Colonial BancGroup’s goodwill impairment, mortgage underwriting standards, and credit quality. On February 3, 2015, the parties settled this matter and, if approved by the Court, the settlement will become final and will resolve all remaining claims against STRH.

Bickerstaff v. SunTrust Bank
This case was filed in the Fulton County State Court on July 12, 2010, and an amended complaint was filed on August 9, 2010. Plaintiff asserts that all overdraft fees charged to his account which related to debit card and ATM transactions are actually interest charges and therefore subject to the usury laws of Georgia. Plaintiff has brought claims for violations of civil and criminal usury laws, conversion, and money had and received, and purports to bring the action on behalf of all Georgia citizens who incurred such overdraft fees within the four years before the complaint was filed where the overdraft fee resulted in an interest rate being charged in excess of the usury rate. SunTrust filed a motion to compel arbitration and on March 16, 2012, the Court entered an order holding that SunTrust's arbitration provision is enforceable but that the named plaintiff in the case had opted out of that provision pursuant to its terms. The Court explicitly stated that it was not ruling at that time on the question of whether the named plaintiff could have opted out for the putative class members. SunTrust filed an appeal of this decision, but this appeal was dismissed based on a finding that the appeal was prematurely granted. On April 8, 2013, the plaintiff filed a motion for class certification and that motion was denied on February 19, 2014. Plaintiff appealed the denial of class certification on February 26, 2014. The parties have filed briefs and conducted oral arguments, and now await the Court's ruling.

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
On January 13, 2011, defendants and plaintiffs filed separate petitions seeking permission to pursue interlocutory appeals with the U.S. Court of Appeals for the Eleventh Circuit (“the Circuit Court”). On April 14, 2011, the Circuit Court granted defendants and plaintiffs permission to pursue interlocutory review in separate appeals. The Circuit Court subsequently stayed these

Notes to Consolidated Financial Statements, continued

appeals pending decision of a separate appeal involving The Home Depot in which substantially similar issues are presented. On May 8, 2012, the Circuit Court decided this appeal in favor of The Home Depot. On March 5, 2013, the Circuit Court issued an order remanding the case to the District Court for further proceedings in light of its decision in The Home Depot case. On September 26, 2013, the District Court granted the defendants' motion to dismiss plaintiffs' claims. Plaintiffs have filed an appeal of this decision in the Circuit Court. Subsequent to the filing of this appeal, the U.S. Supreme Court decided Fifth Third Bancorp v. Dudenhoeffer, which held that ESOP fiduciaries receive no presumption of prudence with respect to employer stock plans. The Eleventh Circuit has remanded the case back to the District Court for further proceedings in light of Dudenhoeffer.

Mutual Funds Class Actions
On March 11, 2011, the Company and certain officers, directors, and employees of the Company were named in a putative class action alleging that they breached their fiduciary duties under ERISA by offering certain STI Classic Mutual Funds as investment options in the Plan. The plaintiffs purports to represent all current and former Plan participants who held the STI Classic Mutual Funds in their Plan accounts from April 2002 through December 2010 and seeks to recover alleged losses these Plan participants supposedly incurred as a result of their investment in the STI Classic Mutual Funds. This action was pending in the U.S. District Court for the Northern District of Georgia, Atlanta Division (the “District Court”). On June 6, 2011, plaintiffs filed an amended complaint, and, on June 20, 2011, defendants filed a motion to dismiss the amended complaint. On March 12, 2012, the Court granted in part and denied in part the motion to dismiss. The Company filed a subsequent motion to dismiss the remainder of the case on the ground that the Court lacked subject matter jurisdiction over the remaining claims. On October 30, 2012, the Court dismissed all claims in this action. Immediately thereafter, plaintiffs' counsel initiated a substantially similar lawsuit against the Company naming two new plaintiffs and also filed an appeal of the dismissal with the U.S. Court of Appeals for the Eleventh Circuit. SunTrust filed a motion to dismiss in the new action and this motion was granted. On February 26, 2014, the U.S. Court of Appeals for the Eleventh Circuit upheld the District Court's dismissal. On March 18, 2014, the plaintiffs' counsel filed a motion for reconsideration with the Eleventh Circuit. On August 26, 2014, plaintiffs in the original action filed a Motion for Consolidation of Appeals requesting that the Court consider this appeal jointly with the appeal in the second action. This motion was granted on October 9, 2014 and plaintiffs filed their consolidated appeal on December 16, 2014.
On June 27, 2014, the Company and certain current and former officers, directors, and employees of the Company were named in another putative class action alleging breach of fiduciary duties associated with the inclusion of STI Classic Mutual Funds as investment options in the Plan. This case, Brown, et al. v. SunTrust Banks, Inc., et al., was filed in the U.S. District Court for the District of Columbia. On September 3, 2014, the U.S. District Court for the District of Columbia issued an order transferring the case to the U.S. District Court for the Northern District of Georgia. On November 12, 2014, the Court

granted plaintiffs’ motion to stay this case until the U.S. Supreme Court issues a decision in Tibble v. Eidson International.

Intellectual Ventures II v. SunTrust Banks, Inc. and SunTrust Bank
This action was filed in the United States District Court for the Northern District of Georgia on July 24, 2013. Plaintiff alleges that SunTrust violates one or more of several patents held by plaintiff in connection with SunTrust’s provision of online banking services and other systems and services. Plaintiff seeks damages for alleged patent infringement of an unspecified amount, as well as attorney’s fees and expenses. The matter was stayed on October 7, 2014 pending inter partes review of a number of the claims asserted against SunTrust.

Consent Order with the Federal Reserve
On April 13, 2011, SunTrust, SunTrust Bank, and STM entered into a Consent Order with the FRB in which SunTrust, SunTrust Bank, and STM agreed to strengthen oversight of, and improve risk management, internal audit, and compliance programs concerning the residential mortgage loan servicing, loss mitigation, and foreclosure activities of STM. SunTrust continues its engagement with the FRB and to demonstrate compliance with its commitments under the Consent Order.
As expected, on July 25, 2014, the FRB imposed a $160 million civil money penalty as a result of the FRB’s review of the Company’s residential mortgage loan servicing and foreclosure processing practices that preceded the Consent Order. The Company expects to satisfy the entirety of this assessed penalty by providing consumer relief and certain cash payments as contemplated by the settlement with the U.S. and the States Attorneys' General regarding certain mortgage servicing claims, which is discussed below at “United States Mortgage Servicing Settlement and HUD Investigation of Origination Practices (FHA).” The Company's financial statements at December 31, 2014 continue to reflect the Company's costs associated with this penalty.

United States Mortgage Servicing Settlement and HUD Investigation of Origination Practices (FHA)
In the second quarter of 2014, STM and the U.S., through the DOJ, HUD, and Attorneys General for several states reached a final settlement agreement related to the National Mortgage Servicing Settlement and HUD's investigation of STM's FHA origination practices. SunTrust filed the settlement agreement as Exhibit 10.3 to the 10-Q for the quarterly period ended June 30, 2014. The settlement agreement became effective on September 30, 2014 when the court entered the Consent Judgment. Pursuant to the settlements, STM made $468 million in cash payments and committed to provide $500 million of consumer relief by the fourth quarter of 2017 and to implement certain mortgage servicing standards. The financial statements at December 31, 2014 reflect the estimated cost of the anticipated requirements of fulfilling these commitments. Even with the settlements, the Company faces the risk of being unable to meet certain consumer relief commitments, which could result in increased costs to resolve this matter. The Company does not expect the consumer relief efforts or implementation of certain servicing standards

Notes to Consolidated Financial Statements, continued

associated with the settlements to have a material impact on its future financial results.

DOJ Investigation of GSE Loan Origination Practices
In January 2014, STM received notice from the DOJ of an investigation regarding the origination and underwriting of single family residential mortgage loans sold by STM to Fannie Mae and Freddie Mac. The DOJ and STM have not yet engaged in any material dialogue about how this matter may proceed and no allegations have been raised against STM. STM continues to cooperate with the investigation.

Mortgage Modification Investigation
In the third quarter of 2014, STM resolved claims by the United States Attorney’s Office for the Western District of Virginia and the Office of the Special Inspector General for the Troubled Asset Relief Program relating to STM's administration of HAMP. Pursuant to the settlement, SunTrust paid $46 million, including $20 million to fund housing counseling for homeowners, $10 million in restitution to Fannie Mae and Freddie Mac, and $16 million to the U.S. Treasury, and transferred its minimum consumer remediation obligation of $179 million (which may increase to a maximum of $274 million) to the required deposit account to be controlled by a third party claims administrator. The claims administrator will validate consumers eligible for remediation and administer the payment process. The Company incurred a $204 million pre-tax charge in the second quarter of 2014 in connection with this matter, which includes its estimate of the consumer remediation obligation. A copy of the Restitution and Remediation Agreement dated as of July 3, 2014 between SunTrust Mortgage, Inc. and the United States of America is filed as Exhibit 10.15 to this report. The financial statements at December 31, 2014 reflect the estimated cost of the anticipated requirements of fulfilling these commitments.

Residential Funding Company, LLC v. SunTrust Mortgage, Inc.
STM has been named as a defendant in a complaint filed December 17, 2013 in the Southern District of New York by Residential Funding Company, LLC ("RFC"), a Chapter 11 debtor-affiliate of GMAC Mortgage, LLC, alleging breaches of representations and warranties made in connection with loan sales and seeking indemnification against losses allegedly suffered by RFC as a result of such alleged breaches. The case was transferred to the United States Bankruptcy Court for the Southern District of New York. The Company filed a motion to transfer the case back to the District Court, which is pending. The litigation remains active in the Bankruptcy Court. Discovery has commenced.

SunTrust Mortgage Lender Placed Insurance Class Actions
STM has been named in four putative class actions similar to those that other financial institutions are facing which allege that STM violated various duties by failing to properly negotiate pricing for force placed insurance and by receiving kickbacks or other improper benefits from the providers of such insurance. Three of the cases involve activity relating to STM’s relationship with QBE First Specialty as STM’s lender placed insurance vendor. The first case, Timothy Smith v. SunTrust Mortgage, Inc. et al., is pending in the United States District Court for the Central

District of California. STM filed a motion to dismiss this case and this motion was granted in part and denied in part. The second case, Carina Hamilton v. SunTrust Mortgage, Inc. et al., is pending in the U.S. District Court for the Southern District of Florida. The third case, Yaghoub Mahdavieh et al. v. SunTrust Mortgage, Inc. et al., was filed in the U.S. District Court for the Northern District of Georgia. STM filed a motion to dismiss and a motion to transfer the case. The Court granted the motion to transfer this case to the Southern District of Florida. STM has entered into an agreement to settle these cases in the context of a nationwide settlement class, which was approved by the Court on October 24, 2014. STM’s liability in this settlement has been fully accrued and is reflected in the Company's financial statements at December 31, 2014. However, the plaintiffs in Mahdavieh have opted out of the class action settlement and their case will proceed on an individual basis. The fourth case, Douglas Morales v. SunTrust Mortgage, et al, is pending in the U.S. District Court for the Southern District of Florida and involves activity relating to STM’s relationship with Assurant as its lender placed insurance vendor. The case is in its early stages.

SunTrust Mortgage, Inc. v. United Guaranty Residential Insurance Company of North Carolina
STM filed suit in the Eastern District of Virginia in July 2009 against United Guaranty Residential Insurance Company of North Carolina (“UGRIC”) seeking payment of denied MI claims on second lien mortgages. UGRIC counterclaimed for declaratory relief involving interpretation of whether STM was obligated to continue to pay premiums after any caps were met. Previously, the Court granted STM's motion for summary judgment on its claim and awarded STM $34 million along with $6 million in prejudgment interest and $5 million in other damages. This award was affirmed on appeal. On UGRIC's counterclaim, the Court granted judgment to SunTrust and held that UGRIC was not entitled to additional premiums from STM. UGRIC appealed this finding. The parties reached a settlement during the fourth quarter of 2014, which resulted in the dismissal of UGRIC’s appeal and resolution of all remaining issues.

SunTrust Mortgage Reinsurance Class Actions
STM and Twin Rivers Insurance Company ("Twin Rivers") have been named as defendants in two putative class actions alleging that the companies entered into illegal “captive reinsurance” arrangements with private mortgage insurers. More specifically, plaintiffs allege that SunTrust’s selection of private mortgage insurers who agree to reinsure with Twin Rivers certain loans referred to them by SunTrust results in illegal “kickbacks” in the form of the insurance premiums paid to Twin Rivers. Plaintiffs contend that this arrangement violates the Real Estate Settlement Procedures Act (“RESPA”) and results in unjust enrichment to the detriment of borrowers. The first of these cases, Thurmond, Christopher, et al. v. SunTrust Banks, Inc. et al., was filed in February 2011 in the U.S. District Court for the Eastern District of Pennsylvania. This case was stayed by the Court pending the outcome of Edwards v. First American Financial Corporation, a captive reinsurance case that was pending before the U.S. Supreme Court at the time. The second of these cases, Acosta, Lemuel & Maria Ventrella et al. v. SunTrust Bank, SunTrust Mortgage, Inc., et al., was filed in the U.S. District Court for the Central District of California in December 2011. This case was

Notes to Consolidated Financial Statements, continued

stayed pending a decision in the Edwards case also. In June 2012, the U.S. Supreme Court withdrew its grant of certiorari in Edwards and, as a result, the stays in these cases were lifted. SunTrust has filed a motion to dismiss the Thurmond case which was granted in part and denied in part, allowing limited discovery surrounding the argument that the statute of limitations for certain claims should be equitably tolled. Discovery on this matter is underway. The Acosta plaintiffs have voluntarily dismissed their case.

United States Attorney’s Office for the Southern District of New York Foreclosure Expense Investigation
STM has been cooperating with the United States Attorney's Office for the Southern District of New York (the "Southern

District") in a broad-based industry investigation regarding claims for foreclosure-related expenses charged by law firms in connection with the foreclosure of loans guaranteed or insured by Fannie Mae, Freddie Mac, or FHA. The investigation relates to a private litigant qui tam lawsuit filed under seal and remains in early stages. The Southern District has not yet advised STM how it will proceed in this matter. The Southern District and STM engaged in dialogue regarding potential resolution of this matter as part of the National Mortgage Servicing Settlement, but were unable to reach agreement. The Company's financial statements at December 31, 2014 reflect the Company's current estimate of probable losses associated with the matter.

NOTE 20 - BUSINESS SEGMENT REPORTING
The Company has three segments used to measure business activity: Consumer Banking and Private Wealth Management, Wholesale Banking, and Mortgage Banking, with functional activities included in Corporate Other. The business segments are determined based on the products and services provided or the type of client served, and they reflect the manner in which financial information is evaluated by management. The following is a description of the segments and their composition.
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

•
PWM provides a full array of wealth management products and professional services to both individual and institutional clients including loans, deposits, brokerage, professional investment management, and trust services to clients seeking active management of their financial resources. Institutional clients are served by the IIS business. Discount/online and full-service brokerage products are offered to individual clients through STIS. PWM also includes GenSpring, which provides family office solutions to ultra-high net worth individuals and their families. Utilizing teams of multi-disciplinary specialists with expertise in investments, tax, accounting, estate planning, and other wealth management disciplines, GenSpring helps families manage and sustain wealth across multiple generations.

The Wholesale Banking segment includes the following four businesses:

•	CIB delivers comprehensive capital markets solutions, including advisory, capital raising, and financial risk management, with the first goal of best serving the needs of both public and private companies in the Wholesale Banking segment and PWM business. Investment Banking and Corporate Banking teams within CIB serve clients across the nation, offering a full suite of traditional banking and investment banking products and services to companies with annual revenues typically greater than $150 million. Investment Banking serves select industry segments including consumer and retail, energy, financial services, healthcare, industrials, media and communications, real estate, and technology. Corporate Banking serves clients across diversified industry sectors based on size, complexity, and frequency of capital markets issuance. Also managed within CIB is the Equipment Finance Group, which provides lease financing solutions (through SunTrust Equipment Finance & Leasing).

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

•
Commercial Real Estate provides a full range of financial solutions for commercial real estate developers, owners, and investors, including construction, mini-perm, and permanent real estate financing as well as tailored financing and equity investment solutions via STRH, primarily through the REIT group focused on Real Estate Investment Trusts. The Institutional Real Estate team targets relationships with institutional advisors, private funds, and insurance companies and the Regional team focuses on real estate owners and developers through a regional delivery structure. Commercial Real Estate also offers tailored financing and equity investment solutions for community development and affordable housing projects through SunTrust Community Capital, with particular expertise in Low Income Housing Tax Credits and New Market Tax Credits.

Notes to Consolidated Financial Statements, continued

•
Treasury & Payment Solutions provides all SunTrust business clients with services required to manage their payments and receipts, combined with the ability to manage and optimize their deposits across all aspects of their business. Treasury & Payment Solutions operates all electronic and paper payment types, including card, wire transfer, ACH, check, and cash. It also provides clients the means to manage their accounts electronically online, both domestically and internationally.

Mortgage Banking offers residential mortgage products nationally through its retail and correspondent channels, as well as via the internet (www.suntrust.com) and by telephone (1-800-SUNTRUST). These products are either sold in the secondary market, primarily with servicing rights retained, or held in the Company’s loan portfolio. Mortgage Banking services loans for itself and for other investors, and includes ValuTree Real Estate Services, LLC, a tax service subsidiary.
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
Because the business segment results are presented based on management accounting practices, the transition to the consolidated results, which are prepared under U.S. GAAP, creates certain differences which are reflected in Reconciling Items. Business segment reporting conventions are described below.

•
Net interest income – Net interest income is presented on a FTE basis to make income from tax-exempt assets comparable to other taxable products. The segment results reflect maturity funds transfer pricing, which ascribes credits or charges based on the economic value or cost created by the assets and liabilities of each segment. The mismatch between funds credits and funds charges at the segment level resides in Reconciling Items. The change in this mismatch is generally attributable to corporate balance sheet management strategies.

•
Provision for credit losses – Represents net charge-offs by segment combined with an allocation to the segments of the provision attributable to each segment's quarterly change in the ALLL and unfunded commitment reserve balances.

•
Provision/(benefit) for income taxes – Calculated using a blended income tax rate for each segment. This calculation includes the impact of various adjustments, such as the reversal of the FTE gross up on tax-exempt assets, tax adjustments, and credits that are unique to each segment. The difference between the calculated provision/(benefit) for income taxes at the segment level and the consolidated provision/(benefit) for income taxes is reported in Reconciling Items.

The segment’s financial performance is comprised of direct financial results, as well as various allocations that for internal management reporting purposes provide an enhanced view of the segment’s financial performance. The internal allocations include the following:

•
Operational Costs – Expenses are charged to the segments based on various statistical volumes multiplied by activity based cost rates. As a result of the activity based costing process, residual expenses are also allocated to the segments. The recoveries for the majority of these costs are reported in Corporate Other.

•
Support and Overhead Costs – Expenses not directly attributable to a specific segment are allocated based on various drivers (e.g., number of equivalent employees, number of PC’s/Laptops and net revenue). The recoveries for these allocations are reported in Corporate Other.

•
Sales and Referral Credits – Segments may compensate another segment for referring or selling certain products. The majority of the revenue resides in the segment where the product is ultimately managed.

The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. The implementation of these enhancements to the internal management reporting methodology may materially affect the results disclosed for each segment, with no impact on consolidated results. Whenever significant changes to management reporting methodologies take place, the impact of these changes is quantified and prior period information is reclassified wherever practicable. Prior year results have been restated to reflect a refinement in the provision for credit losses methodology.

Notes to Consolidated Financial Statements, continued

	Year Ended December 31, 2014
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$41,694	$62,643	$26,494	$43	$—	$130,874
Average consumer and commercial deposits	86,249	43,502	2,333	(72)	—	132,012
Average total assets	47,377	74,307	30,386	26,964	3,142	182,176
Average total liabilities	86,982	50,242	2,665	20,128	(11)	160,006
Average total equity	—	—	—	—	22,170	22,170
Statements of Income/(Loss):
Net interest income	$2,636	$1,682	$552	$273	($303)	$4,840
FTE adjustment	1	139	—	3	(1)	142
Net interest income - FTE [1]	2,637	1,821	552	276	(304)	4,982
Provision for credit losses [2]	191	71	81	—	(1)	342
Net interest income after provision for credit losses - FTE	2,446	1,750	471	276	(303)	4,640
Total noninterest income	1,528	1,104	473	238	(20)	3,323
Total noninterest expense	2,887	1,536	1,050	87	(17)	5,543
Income/(loss) before provision/(benefit) for income taxes - FTE	1,087	1,318	(106)	427	(306)	2,420
Provision/(benefit) for income taxes - FTE [3]	400	418	(50)	(20)	(113)	635
Net income/(loss) including income attributable to noncontrolling interest	687	900	(56)	447	(193)	1,785
Net income attributable to noncontrolling interest	—	—	—	11	—	11
Net income/(loss)	$687	$900	($56)	$436	($193)	$1,774

	Year Ended December 31, 2013
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$40,511	$54,141	$27,974	$31	$—	$122,657
Average consumer and commercial deposits	84,359	39,577	3,206	(66)	—	127,076
Average total assets	45,541	66,094	32,708	26,503	1,651	172,497
Average total liabilities	85,237	46,697	3,845	15,645	(94)	151,330
Average total equity	—	—	—	—	21,167	21,167
Statements of Income/(Loss):
Net interest income	$2,599	$1,566	$539	$314	($165)	$4,853
FTE adjustment	1	124	—	3	(1)	127
Net interest income - FTE [1]	2,600	1,690	539	317	(166)	4,980
Provision/(benefit) for credit losses [2]	261	124	170	(1)	(1)	553
Net interest income after provision/(benefit) for credit losses - FTE	2,339	1,566	369	318	(165)	4,427
Total noninterest income	1,478	1,103	402	241	(10)	3,214
Total noninterest expense	2,801	1,450	1,503	86	(9)	5,831
Income/(loss) before provision/(benefit) for income taxes - FTE	1,016	1,219	(732)	473	(166)	1,810
Provision/(benefit) for income taxes - FTE [3]	374	397	(205)	(63)	(54)	449
Net income/(loss) including income attributable to noncontrolling interest	642	822	(527)	536	(112)	1,361
Net income attributable to noncontrolling interest	—	—	—	17	—	17
Net income/(loss)	$642	$822	($527)	$519	($112)	$1,344

Notes to Consolidated Financial Statements, continued

	Year Ended December 31, 2012
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$41,823	$50,741	$30,288	$41	$—	$122,893
Average consumer and commercial deposits	83,917	38,697	3,638	(3)	—	126,249
Average total assets	47,022	63,296	35,153	28,317	2,346	176,134
Average total liabilities	84,662	46,618	4,484	20,039	(164)	155,639
Average total equity	—	—	—	—	20,495	20,495
Statements of Income/(Loss):
Net interest income	$2,722	$1,531	$511	$397	($59)	$5,102
FTE adjustment	—	119	—	4	—	123
Net interest income - FTE [1]	2,722	1,650	511	401	(59)	5,225
Provision for credit losses [2]	583	193	618	1	—	1,395
Net interest income/(loss) after provision for credit losses - FTE	2,139	1,457	(107)	400	(59)	3,830
Total noninterest income	1,495	1,222	502	2,160	(6)	5,373
Total noninterest expense	3,082	1,627	1,369	211	(5)	6,284
Income/(loss) before provision/(benefit) for income taxes - FTE	552	1,052	(974)	2,349	(60)	2,919
Provision/(benefit) for income taxes - FTE [3]	203	333	(369)	781	(13)	935
Net income/(loss) including income attributable to noncontrolling interest	349	719	(605)	1,568	(47)	1,984
Net income attributable to noncontrolling interest	—	—	—	26	—	26
Net income/(loss)	$349	$719	($605)	$1,542	($47)	$1,958
1 Presented on a matched maturity funds transfer price basis for the segments.
2 Provision for credit losses represents net charge-offs by segment combined with an allocation to the segments of the provision attributable to quarterly changes in the ALLL and unfunded commitment reserve balances.
3 Includes regular income tax provision/(benefit) and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements, continued

NOTE 21 - ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME
AOCI was calculated as follows:

(Dollars in millions)	Pre-tax Amount	Income Tax (Expense)/ Benefit	After-tax Amount
AOCI, January 1, 2012	$2,744	($995)	$1,749
Unrealized gains on AFS securities:
Unrealized net gains	198	(72)	126
Less: Reclassification adjustment for realized net gains [1]	(2,279)	810	(1,469)
Unrealized gains on cash flow hedges:
Unrealized net gains	81	(28)	53
Less: Reclassification adjustment for realized net gains	(143)	53	(90)
Change related to employee benefit plans	(95)	35	(60)
AOCI, December 31, 2012	506	(197)	309
Unrealized (losses)/gains on AFS securities:
Unrealized net losses	(944)	348	(596)
Less: Reclassification adjustment for realized net gains	(2)	1	(1)
Unrealized gains on cash flow hedges:
Unrealized net gains	16	(6)	10
Less: Reclassification adjustment for realized net gains	(417)	154	(263)
Change related to employee benefit plans	399	(147)	252
AOCI, December 31, 2013	(442)	153	(289)
Unrealized gains/(losses) on AFS securities:
Unrealized net gains	578	(212)	366
Less: Reclassification adjustment for realized net losses	15	(6)	9
Unrealized gains on cash flow hedges:
Unrealized net gains	99	(37)	62
Less: Reclassification adjustment for realized net gains	(387)	143	(244)
Change related to employee benefit plans	(41)	15	(26)
AOCI, December 31, 2014	($178)	$56	($122)
1 Excludes $305 million of losses related to derivatives associated with The Coca-Cola Company Agreements termination that was recorded in securities gains on the Consolidated Statements of Income.

The reclassification from AOCI consisted of the following:

(Dollars in millions)	Year Ended December 31			Affected line item in the Consolidated Statements of Income
Details about AOCI components	2014	2013	2012
Realized losses/(gains) on AFS securities:
	$15	($2)	($2,279)	Net securities (losses)/gains
	(6)	1	810	Provision for income taxes
	$9	($1)	($1,469)
Gains on cash flow hedges:
	($387)	($417)	($143)	Interest and fees on loans
	143	154	53	Provision for income taxes
	($244)	($263)	($90)
Change related to employee benefit plans:
Amortization of actuarial losses	$10	$26	$27	Employee benefits
	(51)	373	(122)	Other assets/other liabilities [1]
	(41)	399	(95)
	15	(147)	35	Provision for income taxes
	($26)	$252	($60)
1 This AOCI component is recognized as an adjustment to the funded status of employee benefit plans in the Company's Consolidated Balance Sheets. (For additional information, see Note 15, "Employee Benefit Plans.")

Notes to Consolidated Financial Statements, continued

NOTE 22 - SUNTRUST BANKS, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION
Statements of Income - Parent Company Only

	Year Ended December 31
(Dollars in millions)	2014	2013		2012
Income
Dividends [1]	$1,057	$1,200		$27
Interest on loans	7	10		36
Trading income	10	16		18
Gain on sale of subsidiary	105	—		—
Other income	13	7		23
Total income	1,192	1,233		104
Expense
Interest on short-term borrowings	7	12		13
Interest on long-term debt	122	96		177
Employee compensation and benefits [2]	42	24		111
Service fees to subsidiaries	10	3		3
Other expense	11	(113)	[3]	43
Total expense	192	22		347
Income/(loss) before income tax benefit and equity in undistributed income of subsidiaries	1,000	1,211		(243)
Income tax benefit	2	8		91
Income/(loss) before equity in undistributed income of subsidiaries	1,002	1,219		(152)
Equity in undistributed income of subsidiaries	772	125		2,110
Net income	1,774	1,344		1,958
Preferred dividends	(42)	(37)		(12)
Dividends and undistributed earnings allocated to unvested shares	(10)	(10)		(15)
Net income available to common shareholders	$1,722	$1,297		$1,931
1 Substantially all dividend income received from subsidiaries.
2 Includes incentive compensation allocations between the Parent Company and subsidiaries.
3 Includes the transfer to STM of certain mortgage legal-related expenses recorded at the Parent Company in prior years.

Notes to Consolidated Financial Statements, continued

Balance Sheets - Parent Company Only

	December 31
(Dollars in millions)	2014	2013
Assets
Cash held at SunTrust Bank	$192	$238
Interest-bearing deposits held at SunTrust Bank	2,410	2,756
Interest-bearing deposits held at other banks	21	20
Cash and cash equivalents	2,623	3,014
Trading assets and derivatives	26	92
Securities available for sale	251	316
Loans to subsidiaries	2,669	1,311
Investment in capital stock of subsidiaries stated on the basis of the Company’s equity in subsidiaries’ capital accounts:
Banking subsidiaries	22,783	21,772
Nonbanking subsidiaries	1,222	1,465
Goodwill	211	99
Other assets	298	534
Total assets	$30,083	$28,603

Liabilities and Shareholders’ Equity
Short-term borrowings:
Subsidiaries	$243	$656
Non-affiliated companies	1,281	1,554
Long-term debt:
Subsidiaries	—	160
Non-affiliated companies	4,815	4,111
Other liabilities	847	819
Total liabilities	7,186	7,300
Preferred stock	1,225	725
Common stock	550	550
Additional paid in capital	9,089	9,115
Retained earnings	13,295	11,936
Treasury stock, at cost, and other [1]	(1,140)	(734)
Accumulated other comprehensive loss, net of tax	(122)	(289)
Total shareholders’ equity	22,897	21,303
Total liabilities and shareholders’ equity	$30,083	$28,603
1 At December 31, 2014, includes ($1.1) billion for treasury stock and ($21) million for compensation element of restricted stock.
At December 31, 2013, includes ($684) million for treasury stock and ($50) million for compensation element of restricted stock.

Notes to Consolidated Financial Statements, continued

Statements of Cash Flows - Parent Company Only

	Year Ended December 31
(Dollars in millions)	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$1,774	$1,344	$1,958
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of subsidiary	(105)	—	—
Equity in undistributed income of subsidiaries	(772)	(125)	(2,110)
Depreciation, amortization, and accretion	5	5	10
Deferred income tax expense	35	74	18
Stock-based compensation	21	34	35
Net loss on extinguishment of debt	—	—	15
Net securities losses/(gains)	2	(2)	(6)
Net decrease/(increase) in other assets	207	51	(188)
Net increase/(decrease) in other liabilities	7	(339)	332
Net cash provided by operating activities	1,174	1,042	64

Cash Flows from Investing Activities:
Proceeds from maturities, calls, and paydowns of securities available for sale	71	55	65
Proceeds from sales of securities available for sale	21	57	47
Purchases of securities available for sale	(26)	(25)	(68)
Proceeds from sales of auction rate securities	59	8	—
Net (increase)/decrease in loans to subsidiaries	(1,518)	1,422	940
Proceeds from sale of subsidiary	193	—	—
Net capital contributions to subsidiaries	(32)	—	(150)
Other, net	(10)	—	—
Net cash (used in)/provided by investing activities	(1,242)	1,517	834

Cash Flows from Financing Activities:
Net (decrease)/increase in short-term borrowings	(686)	(827)	935
Proceeds from long-term debt	723	888	15
Repayment of long-term debt	(5)	(9)	(3,073)
Proceeds from the issuance of preferred stock	496	—	438
Repurchase of common stock	(458)	(150)	—
Incentive compensation related activity	16	17	26
Common and preferred dividends paid	(409)	(225)	(119)
Net cash used in financing activities	(323)	(306)	(1,778)
Net (decrease)/increase in cash and cash equivalents	(391)	2,253	(880)
Cash and cash equivalents at beginning of period	3,014	761	1,641
Cash and cash equivalents at end of period	$2,623	$3,014	$761

Supplemental Disclosures:
Income taxes (paid to)/received from subsidiaries	($219)	($195)	$621
Income taxes received from/(paid by) by Parent Company	171	55	(605)
Net income taxes (paid)/received by Parent Company	($48)	($140)	$16
Interest paid	$131	$112	$189

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) at December 31, 2014. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at December 31, 2014.
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
Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting at December 31, 2014. In making its assessment of internal control over financial reporting, management utilized the updated framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on that assessment, management concluded that, at December 31, 2014, the Company’s internal control over financial reporting is effective.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements at, and for, the year ended December 31, 2014, has issued a report on the effectiveness of the Company’s internal control over financial reporting at December 31, 2014. The report of Ernst & Young LLP is included under Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting that occurred during the year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information at the captions “Nominees for Directorship,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Director Independence,” “Shareholder Recommendations and Nominations for Election to the Board,” and “Board Committees” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 28, 2015 and to be filed with the Commission is incorporated by reference into this Item 10.

Item 11.	EXECUTIVE COMPENSATION
The information at the captions “Compensation Policies that Affect Risk Management,” “Executive Compensation” (“Compensation Discussion and Analysis,” “Compensation Committee Report,” “2014 Summary Compensation Table,” “2014 Grants of Plan-Based Awards,” “Option Exercises and Stock Vested in 2014,” “Outstanding Equity Awards at December 31, 2014,” “2014 Pension Benefits Table,” “2014 Nonqualified Deferred Compensation Table,” and “2014 Potential Payments Upon Termination or Change in Control”), “2014 Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 28, 2015 and to be filed with the Commission is incorporated by reference into this Item 11.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information at the captions “Equity Compensation Plans,” and “Stock Ownership of Directors, Management, and Certain Principal Shareholders” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 28, 2015 and to be filed with the Commission is incorporated by reference into this Item 12.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information at the captions “Policies and Procedures for Approval of Related Party Transactions,” “Transactions with Related Persons, Promoters, and Certain Control Persons,” and “Corporate Governance and Director Independence” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 28, 2015 and to be filed with the Commission is incorporated by reference into this Item 13.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information at the captions “Audit Fees and Related Matters,” “Audit and Non-Audit Fees,” and “Audit Committee Policy for Pre-approval of Independent Auditor Services” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 28, 2015 and to be filed with the Commission is incorporated by reference into this Item 14.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements of SunTrust Banks, Inc. included in this report:
Consolidated Statements of Income for the year ended December 31, 2014, 2013, and 2012;
Consolidated Statements of Comprehensive Income for the year ended December 31, 2014, 2013, and 2012;
Consolidated Balance Sheets as of December 31, 2014 and 2013;
Consolidated Statements of Shareholders’ Equity as of December 31, 2014, 2013, and 2012; and
Consolidated Statements of Cash Flows for the year ended December 31, 2014, 2013, and 2012.
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

4.3
Form of Indenture between Registrant and The First National Bank of Chicago, as Trustee, to be used in connection with the issuance of Subordinated Debt Securities, incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-25381.
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

4.15
Form of Stock Certificate Representing the 5.853% Fixed-to-Floating Rate Normal Preferred Purchase Securities of SunTrust Preferred Capital I, incorporated by reference to Exhibit 4.7 to Registrant's Current Report on Form 8-A filed October 24, 2006.
*

4.16	Form of Series E Preferred Stock Certificate, incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed December 20, 2012.	*

4.17	Form of Series F Preferred Stock Certificate, incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed November 7, 2014.	*

10.1
SunTrust Banks, Inc. Annual Incentive Plan (formerly Management Incentive Plan), amended and restated as of January 1, 2014, incorporated by reference to Appendix B to the Registrant’s Proxy Statement filed March 10, 2014.
*

Exhibit	Description
10.2
SunTrust Banks, Inc. 2009 Stock Plan, amended and restated as of April 22, 2014, incorporated by reference to Appendix A to the Company's definitive proxy statement filed March 10, 2014, together with (i) Form of Nonqualified Stock Option Agreement; (ii) Form of Performance-Vested Stock Option Agreement; (iii) Form of Pro-Rata Nonqualified Stock Option Award Agreement; (iv) Form of Restricted Stock Agreement (3-year cliff vesting); (v) Form of Restricted Stock Agreement (3-year ratable vesting); (vi) Form of Performance Stock Agreement; (vii) Form of CCP Long Term Restricted Stock Award Agreement; (viii) Form of Performance Stock Unit Agreement; (ix) Form of TSR Performance-Vested Restricted Stock Unit Award Agreement; (x) Form of Tier 1 Capital Performance-Vested Restricted Stock Unit Award Agreement; (xi) Form of (2010) Salary Share Stock Unit Award Agreement; (xii) Form of (2011) SunTrust Banks, Inc. Salary Share Stock Unit Agreement; (xiii) Form of Non-Employee Director Restricted Stock Award Agreement; (xiv) Form of Non-Employee Director Restricted Stock Unit Award Agreement; (xv) Form of Co-investment Restricted Stock Unit Award Agreement with clawback under the SunTrust Banks, Inc. 2009 Stock Plan; (xvi) Form of Performance Vested (ROA) Restricted Stock Unit Award Agreement with clawback under the SunTrust Banks, Inc. 2009 Stock Plan; (xvii) Form of Performance Vested (TSR) Restricted Stock Unit Award Agreement with clawback under the SunTrust Banks, Inc. 2009 Stock Plan; (xviii) Form of Nonqualified Stock Option Award Agreement with clawback under the SunTrust Banks, Inc. 2009 Stock Plan; (xix) Form of Time Vested Restricted Stock Award Agreement with clawback under the SunTrust Banks, Inc. 2009 Stock Plan; (xx) Form of 2012 Non-Qualified Stock Option Award Agreement (2-year cliff vested) under the SunTrust Banks, Inc. 2009 Stock Plan; (xxi) Form of Restricted Stock Unit Award Agreement, 2013 RORWA; (xxii) Form of Restricted Stock Unit Award Agreement, 2013 TSR; (xxiii) Form of Restricted Stock Unit Agreement, 2014 TSR/Return on Tangible Common Equity (corrected); (xxiv) Form of Time-Vested Restricted Stock Unit Agreement, 2014 Type I; (xxv) Form of Time-Vested Restricted Stock Unit Agreement, 2014 Type II; and (xxvi) Form of Restricted Stock Unit Agreement, 2015 TSR/Return on Tangible Common Equity; incorporated by reference to (i) Exhibit 10.1.1 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (ii) Exhibit 10.1.2 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (iii) Exhibit 10.3 of the Company's Current Report on Form 8-K filed April 4, 2011; (iv) Exhibit 10.1.4 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (v) Exhibit 10.1.3 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (vi) Exhibit 10.1.6 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (vii) Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed November 5, 2010; (viii) Exhibit 10.1.7 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (ix) Exhibit 10.1 of the Company's Current Report on Form 8-K/A filed April 27, 2011; (x) Exhibit 10.2 of the Company's Current Report on Form 8-K filed April 4, 2011; (xi) Exhibit 10.2 of the Company's Current Report on Form 8-K/A filed January 13, 2010; (xii) Exhibit 10.5 of the Company's Current Report on Form 8-K filed January 6, 2011; (xiii) Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 27, 2011; (xiv) Exhibit 10.2 of the Company's Current Report on Form 8-K filed April 27, 2011; (xv) to (xix) Exhibits 10.26 to 10.30 to the Company's Annual Report on Form 10-K filed February 24, 2012; (xx) Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 1, 2012; (xxi) Exhibit 10.23 of the Company's Annual Report on Form 10-K filed February 27, 2013; (xxii) Exhibit 10.24 of the Company's Annual Report on Form 10-K filed February 27, 2013; (xxiii) Exhibit 10.17 of this Annual Report; (xxiv) Exhibit 10.18 of the Company's Annual Report on Form 10-K filed February 24, 2014; (xxv) Exhibit 10.19 of the Company's Annual Report on Form 10-K filed February 24, 2014; and (xxvi) Exhibit 10.18 of this Annual Report.
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
*

Exhibit	Description
10.6
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

10.7
SunTrust Restoration Plan, amended and restated effective May 31, 2011, incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q filed August 9, 2011, as further amended by Amendment Number One, effective as of January 1, 2012, incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K filed February 24, 2012.
*

10.8
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
*

10.9	Executive Severance Plan, amended and restated July 24, 2014, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed August 6, 2014.	*

10.10	SunTrust Banks, Inc. Deferred Compensation Plan, amended and restated effective as of January 1, 2015.	**

10.11
SunTrust Banks, Inc. 401(k) Plan, amended and restated effective as of January 1, 2012 (including amendments through December 31, 2012), incorporated by reference to Exhibits 10.1, 10.1.1, 10.1.2, 10.1.3, and 10.1.4 to the Registrant's Current Report on Form 8-K filed December 27, 2012.
*

10.12
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

10.14
Consent Judgment between SunTrust Mortgage, Inc. (“SunTrust Mortgage”) on the one hand and the United States Department of Justice, the United States Department of Housing and Urban Development, certain other federal agencies, and the Attorneys General for forty-nine states and the District of Columbia dated as of June 17, 2014.

*

10.15
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
*

10.17	Form of Restricted Stock Unit Agreement, 2014 Return on Tangible Common Equity (corrected).	**

10.18	Form of Restricted Stock Unit Agreement, 2015 Return on Tangible Common Equity.	**

10.19	GB&T Bancshares, Inc. Stock Option Plan of 1997, incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K of GB&T Bancshares Inc. filed March 31, 2003 (File No. 005-82430).	*

Exhibit	Description
10.20
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

SUNTRUST BANKS, INC.

Dated:	February 24, 2015	By: /s/ William H. Rogers, Jr.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Date	Title

Principal Executive Officer:
/s/ William H. Rogers, Jr.	February 24, 2015	Chairman of the Board (Director) and
William H. Rogers, Jr.	Date	Chief Executive Officer

Principal Financial Officer:
/s/ Aleem Gillani	February 24, 2015	Corporate Executive Vice President and
Aleem Gillani	Date	Chief Financial Officer

Principal Accounting Officer:
/s/ Thomas E. Panther	February 24, 2015	Senior Vice President and Director of Corporate
Thomas E. Panther	Date	Finance & Controller

Directors:
/s/ Robert M. Beall, II	February 16, 2015	Director
Robert M. Beall, II	Date

/s/ Paul R. Garcia	February 10, 2015	Director
Paul R. Garcia	Date

/s/ David H. Hughes	February 10, 2015	Director
David H. Hughes	Date

/s/ M. Douglas Ivester	February 10, 2015	Director
M. Douglas Ivester	Date

/s/ Kyle Prechtl Legg	February 10, 2015	Director
Kyle Prechtl Legg	Date

/s/ William A. Linnenbringer	February 10, 2015	Director
William A. Linnenbringer	Date

/s/ Donna S. Morea	February 10, 2015	Director
Donna S. Morea	Date

/s/ David M. Ratcliffe	February 10, 2015	Director
David M. Ratcliffe	Date

/s/ Frank P. Scruggs, Jr.	February 10, 2015	Director
Frank P. Scruggs, Jr.	Date

/s/ Thomas R. Watjen	February 10, 2015	Director
Thomas R. Watjen	Date

/s/ Dr. Phail Wynn, Jr.	February 10, 2015	Director
Dr. Phail Wynn, Jr.	Date