Form 10-Q
period 2015-03-31
SUNTRUST BANKS INC
filed 2015-05-07
CIK 750556

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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

At April 30, 2015, 516,219,400 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

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
CCB — Capital conservation buffer.
CDO — Collateralized debt obligation.
CD — Certificate of deposit.
CDR — Conditional default rate.
CDS — Credit default swaps.
CET1 — Common Equity Tier 1 Capital.
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
DVA — Debit valuation adjustment.
ERISA — Employee Retirement Income Security Act of 1974.
Exchange Act — Securities Exchange Act of 1934.
Fannie Mae — Federal National Mortgage Association.
Freddie Mac — Federal Home Loan Mortgage Corporation.
FDIC — Federal Deposit Insurance Corporation.
Federal Reserve — Federal Reserve System.
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
NPA — Nonperforming asset.
NPL — Nonperforming loan.
OCI — Other comprehensive income.
OREO — Other real estate owned.
OTC — Over-the-counter.
OTTI — Other-than-temporary impairment.
Parent Company — SunTrust Banks, Inc. (the parent Company of SunTrust Bank and other subsidiaries).
PD — Probability of default.
PWM — Private Wealth Management.
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
STCC — SunTrust Community Capital, LLC.
TDR — Troubled debt restructuring.

i

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
Visa Counterparty — A financial institution that purchased the Company's Visa Class B shares.

ii

PART I - FINANCIAL INFORMATION
The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)
SunTrust Banks, Inc.
Consolidated Statements of Income

	Three Months Ended March 31
(Dollars in millions and shares in thousands, except per share data) (Unaudited)	2015	2014
Interest Income
Interest and fees on loans	$1,091	$1,151
Interest and fees on loans held for sale	22	15
Interest and dividends on securities available for sale	140	153
Trading account interest and other	19	17
Total interest income	1,272	1,336
Interest Expense
Interest on deposits	56	65
Interest on long-term debt	68	58
Interest on other borrowings	8	9
Total interest expense	132	132
Net interest income	1,140	1,204
Provision for credit losses	55	102
Net interest income after provision for credit losses	1,085	1,102
Noninterest Income
Service charges on deposit accounts	151	155
Other charges and fees	89	88
Card fees	80	76
Investment banking income	97	88
Trading income	55	49
Trust and investment management income	84	130
Retail investment services	72	71
Mortgage production related income	83	43
Mortgage servicing related income	43	54
Net securities losses	—	(1)
Other noninterest income	63	38
Total noninterest income	817	791
Noninterest Expense
Employee compensation	633	659
Employee benefits	138	141
Outside processing and software	189	170
Net occupancy expense	84	86
Equipment expense	40	44
Regulatory assessments	37	40
Marketing and customer development	27	25
Credit and collection services	18	22
Operating losses	14	21
Amortization	7	3
Other noninterest expense	93	146
Total noninterest expense	1,280	1,357
Income before provision for income taxes	622	536
Provision for income taxes	191	125
Net income including income attributable to noncontrolling interest	431	411
Net income attributable to noncontrolling interest	2	6
Net income	$429	$405
Net income available to common shareholders	$411	$393
Net income per average common share:
Diluted	$0.78	$0.73
Basic	0.79	0.74
Dividends declared per common share	0.20	0.10
Average common shares - diluted	526,837	536,992
Average common shares - basic	521,020	531,162

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended March 31
(Dollars in millions) (Unaudited)	2015	2014
Net income	$429	$405
Components of other comprehensive income:
Change in net unrealized gains on securities available for sale, net of tax of $53 and $63, respectively	86	108
Change in net unrealized gains/(losses) on derivative instruments, net of tax of $27 and ($29), respectively	44	(50)
Change related to employee benefit plans, net of tax of ($43) and $18, respectively	(73)	31
Total other comprehensive income, net of tax	57	89
Total comprehensive income	$486	$494
See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in millions and shares in thousands, except per share data)	2015	2014
Assets	(Unaudited)
Cash and due from banks	$6,483	$7,047
Federal funds sold and securities borrowed or purchased under agreements to resell	1,233	1,160
Interest-bearing deposits in other banks	22	22
Cash and cash equivalents	7,738	8,229
Trading assets and derivative instruments [1]	6,595	6,202
Securities available for sale [2]	26,761	26,770
Loans held for sale ($2,077 and $1,892 at fair value at March 31, 2015 and December 31, 2014, respectively)	3,404	3,232
Loans [3] ($268 and $272 at fair value at March 31, 2015 and December 31, 2014, respectively)	132,380	133,112
Allowance for loan and lease losses	(1,893)	(1,937)
Net loans	130,487	131,175
Premises and equipment	1,494	1,508
Goodwill	6,337	6,337
Other intangible assets (MSRs at fair value: $1,181 and $1,206 at March 31, 2015 and December 31, 2014, respectively)	1,193	1,219
Other assets	5,872	5,656
Total assets	$189,881	$190,328
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$42,376	$41,096
Interest-bearing deposits	102,047	99,471
Total deposits	144,423	140,567
Funds purchased	1,299	1,276
Securities sold under agreements to repurchase	1,845	2,276
Other short-term borrowings	1,438	5,634
Long-term debt [4] ($1,281 and $1,283 at fair value at March 31, 2015 and December 31, 2014, respectively)	13,012	13,022
Trading liabilities and derivative instruments	1,459	1,227
Other liabilities	3,145	3,321
Total liabilities	166,621	167,323
Preferred stock, no par value	1,225	1,225
Common stock, $1.00 par value	550	550
Additional paid in capital	9,074	9,089
Retained earnings	13,600	13,295
Treasury stock, at cost, and other [5]	(1,124)	(1,032)
Accumulated other comprehensive loss, net of tax	(65)	(122)
Total shareholders’ equity	23,260	23,005
Total liabilities and shareholders’ equity	$189,881	$190,328

Common shares outstanding [6]	522,031	524,540
Common shares authorized	750,000	750,000
Preferred shares outstanding	12	12
Preferred shares authorized	50,000	50,000
Treasury shares of common stock	27,890	25,381

[1] Includes trading securities pledged as collateral where counterparties have the right to sell or repledge the collateral	$1,207	$1,316
[2] Includes securities AFS pledged as collateral where counterparties have the right to sell or repledge the collateral	—	369
[3] Includes loans of consolidated VIEs	277	288
[4] Includes debt of consolidated VIEs	292	302
[5] Includes noncontrolling interest	106	108
[6] Includes restricted shares	1,712	2,930

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Shareholders’ Equity

(Dollars and shares in millions, except per share data) (Unaudited)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other [1]	Accumulated Other Comprehensive (Loss)/Income [2]	Total
Balance, January 1, 2014	$725	536	$550	$9,115	$11,936	($615)	($289)	$21,422
Net income	—	—	—	—	405	—	—	405
Other comprehensive income	—	—	—	—	—	—	89	89
Change in noncontrolling interest	—	—	—	—	—	7	—	7
Common stock dividends, $0.10 per share	—	—	—	—	(54)	—	—	(54)
Preferred stock dividends [3]	—	—	—	—	(9)	—	—	(9)
Acquisition of treasury stock	—	(1)	—	—	—	(50)	—	(50)
Exercise of stock options and stock compensation expense	—	—	—	(9)	—	8	—	(1)
Restricted stock activity	—	—	—	7	—	(3)	—	4
Amortization of restricted stock compensation	—	—	—	—	—	8	—	8
Issuance of stock for employee benefit plans and other	—	—	—	(6)	—	2	—	(4)
Balance, March 31, 2014	$725	535	$550	$9,107	$12,278	($643)	($200)	$21,817
Balance, January 1, 2015	$1,225	525	$550	$9,089	$13,295	($1,032)	($122)	$23,005
Net income	—	—	—	—	429	—	—	429
Other comprehensive income	—	—	—	—	—	—	57	57
Change in noncontrolling interest	—	—	—	—	—	(2)	—	(2)
Common stock dividends, $0.20 per share	—	—	—	—	(105)	—	—	(105)
Preferred stock dividends [3]	—	—	—	—	(17)	—	—	(17)
Acquisition of treasury stock	—	(3)	—	—	—	(115)	—	(115)
Exercise of stock options and stock compensation expense	—	—	—	(10)	—	11	—	1
Restricted stock activity	—	—	—	(5)	(2)	7	—	—
Amortization of restricted stock compensation	—	—	—	—	—	6	—	6
Issuance of stock for employee benefit plans and other	—	—	—	—	—	1	—	1
Balance, March 31, 2015	$1,225	522	$550	$9,074	$13,600	($1,124)	($65)	$23,260

1 At March 31, 2015, includes ($1,215) million for treasury stock, ($15) million for compensation element of restricted stock, and $106 million for noncontrolling interest.
At March 31, 2014, includes ($727) million for treasury stock, ($42) million for compensation element of restricted stock, and $126 million for noncontrolling interest.
2 At March 31, 2015, includes $384 million in unrealized net gains on securities AFS, $141 million in unrealized net gains on derivative financial instruments, and ($590) million related to employee benefit plans.
At March 31, 2014, includes $31 million in unrealized net gains on securities AFS, $229 million in unrealized net gains on derivative financial instruments, and ($460) million related to employee benefit plans.
3 For the three months ended March 31, 2015, dividends were $1,000 per share for both Perpetual Preferred Stock Series A and B, $1,469 per share for Perpetual Preferred Stock Series E, and $1,406 per share for Perpetual Preferred Stock Series F.
For the three months ended March 31, 2014, dividends were $1,000 per share for both Perpetual Preferred Stock Series A and B, and $1,469 per share for Perpetual Preferred Stock Series E.

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc. Consolidated Statements of Cash Flows

	Three Months Ended March 31
(Dollars in millions) (Unaudited)	2015	2014
Cash Flows from Operating Activities
Net income including income attributable to noncontrolling interest	$431	$411
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization, and accretion	201	163
Origination of mortgage servicing rights	(46)	(32)
Provisions for credit losses and foreclosed property	58	104
Stock-based compensation	19	17
Excess tax benefits from stock-based compensation	(16)	(3)
Net securities losses	—	1
Net gain on sale of loans held for sale, loans, and other assets	(102)	(70)
Net (increase)/decrease in loans held for sale	(108)	353
Net (increase)/decrease in trading assets	(322)	53
Net (increase)/decrease in other assets	(340)	64
Net increase/(decrease) in other liabilities	15	(231)
Net cash (used in)/provided by operating activities	(210)	830

Cash Flows from Investing Activities
Proceeds from maturities, calls, and paydowns of securities available for sale	1,421	762
Proceeds from sales of securities available for sale	10	69
Purchases of securities available for sale	(1,344)	(1,436)
Proceeds from sales of auction rate securities	—	59
Net decrease/(increase) in loans, including purchases of loans	212	(1,667)
Proceeds from sales of loans	411	94
Purchases of mortgage servicing rights	(64)	—
Capital expenditures	(33)	(34)
Payments related to acquisitions, including contingent consideration	(10)	(8)
Proceeds from the sale of other real estate owned and other assets	86	96
Net cash provided by/(used in) investing activities	689	(2,065)

Cash Flows from Financing Activities
Net increase in total deposits	3,856	3,197
Net decrease in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	(4,604)	(60)
Proceeds from long-term debt	—	876
Repayments of long-term debt	(14)	(28)
Repurchase of common stock	(115)	(50)
Common and preferred dividends paid	(115)	(63)
Incentive compensation related activity	22	7
Net cash (used in)/provided by financing activities	(970)	3,879
Net (decrease)/increase in cash and cash equivalents	(491)	2,644
Cash and cash equivalents at beginning of period	8,229	5,263
Cash and cash equivalents at end of period	$7,738	$7,907

Supplemental Disclosures:
Loans transferred from loans held for sale to loans	$11	$17
Loans transferred from loans to loans held for sale	512	115
Loans transferred from loans and loans held for sale to other real estate owned	14	42

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
These financial statements should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K. There have been no significant changes to the Company’s accounting policies as disclosed in the 2014 Annual Report on Form 10-K.

Pending Accounting Pronouncements
The following table provides a brief description of recent accounting pronouncements that could have a material effect on the Company's financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standards not yet adopted
ASU 2014-09, Revenue from Contracts with Customers
The ASU supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date.
		January 1, 2017	The Company is continuing to evaluate the alternative methods of adoption and the anticipated effects on the financial statements and related disclosures.
ASU 2015-02, Amendments to the Consolidation Analysis
The ASU rescinds the indefinite deferral of previous amendments to ASC Topic 810 for certain entities and amends components of the consolidation analysis under ASC Topic 810 including evaluating limited partnerships and similar legal entities, evaluating fees paid to a decision maker or service provider as a variable interest, the effects of fee arrangements and/or related parties on the primary beneficiary determination and investment fund specific matters. The ASU may be adopted either retrospectively or on a modified retrospective basis and early adoption is permitted.
January 1, 2016
The Company is continuing to evaluate the impact of this ASU on the financial statements and related disclosures. The adoption is not expected to materially impact the Company's financial position, results of operations, or EPS.

NOTE 2 - FEDERAL FUNDS SOLD AND SECURITIES FINANCING ACTIVITIES
Federal Funds Sold and Securities Borrowed or Purchased
Under Agreements to Resell
Fed funds sold and securities borrowed or purchased under agreements to resell were as follows:

(Dollars in millions)	March 31, 2015	December 31, 2014
Fed funds sold	$—	$38
Securities borrowed or purchased	262	290
Resell agreements	971	832
Total fed funds sold and securities borrowed or purchased under agreements to resell	$1,233	$1,160

Securities purchased under agreements to resell are primarily collateralized by U.S. government or agency securities and are carried at the amounts at which securities will be subsequently resold. Securities borrowed are primarily collateralized by corporate securities. The Company takes possession of all securities purchased under agreements to resell and securities borrowed and performs a margin evaluation on the acquisition date based on market volatility, as necessary. It is the Company's policy to obtain possession of collateral with a fair value between 95% to 110% of the principal amount loaned under resell and securities borrowing agreements. At March 31, 2015 and December 31, 2014, the total market value of collateral held was $1.2 billion and $1.1 billion, of which $194 million and $222 million was repledged, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as secured borrowings. The following table presents the Company’s related activity, by collateral type and remaining contractual maturity:

	March 31, 2015	December 31, 2014
(Dollars in millions)	Overnight and Continuous	Overnight and Continuous	Up to 30 days	Total
U.S. Treasury securities	$167	$376	$—	$376
Federal agency securities	101	231	—	231
MBS - agency	1,105	1,059	45	1,104
CP	101	238	—	238
Corporate and other debt securities	371	327	—	327
Total securities sold under agreements to repurchase	$1,845	$2,231	$45	$2,276
For these securities sold under agreements to repurchase, the Company would be obligated to provide additional collateral in the event of a significant decline in fair value of the collateral pledged. This risk is managed by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.
Netting of Securities - Repurchase and Resell Agreements
The Company has various financial assets and financial liabilities that are subject to enforceable master netting agreements or similar agreements. The Company's derivatives that are subject to enforceable master netting agreements or similar agreements are discussed in Note 13, "Derivative Financial Instruments." The following table presents the Company's securities borrowed or purchased under agreements to resell and securities sold under agreements to repurchase subject to MRAs. Under the terms of the MRA, all transactions between the Company and a counterparty constitute a single business relationship such that in the event of default, the nondefaulting party is entitled to set off claims and apply property held against obligations owed. Any payments, deliveries, or other transfers may be applied against each other and presented net on the Company's Consolidated Balance Sheets, provided criteria are met that permit balance sheet netting. At March 31, 2015 and December 31, 2014, there were no such transactions subject to a legally enforceable MRA that were eligible for balance sheet netting.
Financial instrument collateral received or pledged related to exposures subject to legally enforceable MRAs are not netted on the Consolidated Balance Sheets, but are presented in the following table as a reduction to the net amount presented in the Consolidated Balance Sheets to derive the aggregate collateral deficits by counterparty. These collateral amounts presented are limited to the related recognized asset/liability balance, and accordingly, do not include excess collateral received/pledged.

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets [1]		Held/Pledged Financial Instruments [2]	Net Amount
March 31, 2015
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,233	$—	$1,233		$1,225	$8
Financial liabilities:
Securities sold under agreements to repurchase	1,845	—	1,845		1,845	—

December 31, 2014
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,122	$—	$1,122	[3]	$1,112	$10
Financial liabilities:
Securities sold under agreements to repurchase	2,276	—	2,276		2,276	—
1 None of the Company's repurchase or resell transactions met the right of setoff criteria for net balance sheet presentation at March 31, 2015 and December 31, 2014.
2 Represents collateral received or pledged, limited for presentation purposes to the amount of the related recognized asset or liability for each counterparty, and therefore, may be less than the aggregate amount of collateral actually held/pledged.
3 Excludes $38 million of Fed funds sold which are not subject to a master netting agreement at December 31, 2014.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 3 - TRADING ASSETS AND LIABILITIES AND DERIVATIVES

The fair values of the components of trading assets and liabilities and derivative instruments were as follows:

(Dollars in millions)	March 31, 2015	December 31, 2014
Trading Assets and Derivative Instruments:
U.S. Treasury securities	$451	$267
Federal agency securities	327	547
U.S. states and political subdivisions	100	42
MBS - agency	575	545
CLO securities	3	3
Corporate and other debt securities	646	509
CP	239	327
Equity securities	46	45
Derivative instruments [1]	1,475	1,307
Trading loans [2]	2,733	2,610
Total trading assets and derivative instruments	$6,595	$6,202

Trading Liabilities and Derivative Instruments:
U.S. Treasury securities	$614	$485
Federal agency securities	2	—
MBS - agency	3	1
Corporate and other debt securities	288	279
Derivative instruments [1]	552	462
Total trading liabilities and derivative instruments	$1,459	$1,227
1 Amounts include the impact of offsetting cash collateral received from and paid to the same derivative counterparties and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists.
2 Includes loans related to TRS.

Various trading products and derivative instruments are used as part of the Company’s overall balance sheet management strategies and to support client requirements executed through the Bank and/or its broker/dealer subsidiary. The Company manages the potential market volatility associated with trading instruments with appropriate risk management strategies. The size, volume, and nature of the trading products and derivative instruments can vary based on economic conditions as well as client-specific and Company-specific asset or liability positions. Product offerings to clients include debt securities, loans traded in the secondary market, equity securities, derivative contracts, and similar financial instruments. Other trading-related activities include acting as a market maker in certain debt and equity securities and derivatives. The Company also uses derivatives to manage its interest rate and market risk from non-trading activities. The Company has policies and procedures to manage market risk associated with client trading activities as well as non-trading activities and assumes a limited degree of market risk by managing the size and nature of its exposure. The Company has pledged $978 million and $1.1 billion of trading securities to secure $935 million and $1.1 billion of repurchase agreements at March 31, 2015 and December 31, 2014, respectively. Additionally, the Company has pledged $234 million and $202 million of trading securities to secure certain derivative agreements at March 31, 2015 and December 31, 2014, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 4 – SECURITIES AVAILABLE FOR SALE
Securities Portfolio Composition

	March 31, 2015
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$2,110	$35	$—	$2,145
Federal agency securities	461	16	1	476
U.S. states and political subdivisions	183	9	—	192
MBS - agency	22,366	614	28	22,952
MBS - private	118	2	1	119
ABS	19	2	—	21
Corporate and other debt securities	37	2	—	39
Other equity securities [1]	815	2	—	817
Total securities AFS	$26,109	$682	$30	$26,761

	December 31, 2014
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$1,913	$9	$1	$1,921
Federal agency securities	471	15	2	484
U.S. states and political subdivisions	200	9	—	209
MBS - agency	22,573	558	83	23,048
MBS - private	122	2	1	123
ABS	19	2	—	21
Corporate and other debt securities	38	3	—	41
Other equity securities [1]	921	2	—	923
Total securities AFS	$26,257	$600	$87	$26,770
1 At March 31, 2015, the fair value of other equity securities was comprised of the following: $207 million in FHLB of Atlanta stock, $402 million in Federal Reserve Bank of Atlanta stock, $201 million in mutual fund investments, and $7 million of other. At December 31, 2014, other equity securities was comprised of the following: $376 million in FHLB of Atlanta stock, $402 million in Federal Reserve Bank of Atlanta stock, $138 million in mutual fund investments, and $7 million of other.

The following table presents interest and dividends on securities AFS:

	Three Months Ended March 31
(Dollars in millions)	2015	2014
Taxable interest	$128	$141
Tax-exempt interest	2	3
Dividends	10	9
Total interest and dividends	$140	$153

Securities AFS pledged to secure public deposits, repurchase agreements, trusts, and other funds had a fair value of $3.1 billion and $2.6 billion at March 31, 2015 and December 31, 2014, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

The amortized cost and fair value of investments in debt securities at March 31, 2015, by estimated average life, are shown below. Receipt of cash flows may differ from estimated average lives and contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Distribution of Maturities
(Dollars in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
U.S. Treasury securities	$200	$1,315	$595	$—	$2,110
Federal agency securities	87	205	36	133	461
U.S. states and political subdivisions	38	27	102	16	183
MBS - agency	2,524	12,008	4,168	3,666	22,366
MBS - private	—	118	—	—	118
ABS	15	3	1	—	19
Corporate and other debt securities	5	32	—	—	37
Total debt securities	$2,869	$13,708	$4,902	$3,815	$25,294
Fair Value:
U.S. Treasury securities	$203	$1,335	$607	$—	$2,145
Federal agency securities	88	215	38	135	476
U.S. states and political subdivisions	38	28	109	17	192
MBS - agency	2,679	12,343	4,249	3,681	22,952
MBS - private	—	119	—	—	119
ABS	14	5	2	—	21
Corporate and other debt securities	5	34	—	—	39
Total debt securities	$3,027	$14,079	$5,005	$3,833	$25,944
Weighted average yield [1]	1.67%	2.26%	2.69%	2.81%	2.43%
1Average yields are based on amortized cost and presented on an FTE basis.

Securities in an Unrealized Loss Position
The Company held certain investment securities where amortized cost exceeded fair market value, resulting in unrealized loss positions. Market changes in interest rates and credit spreads may result in temporary unrealized losses as the market price of securities fluctuates. At March 31, 2015, the Company did not intend to sell these securities nor was it more-

likely-than-not that the Company would be required to sell these securities before their anticipated recovery or maturity. The Company has reviewed its portfolio for OTTI in accordance with the accounting policies described in the Company's 2014 Annual
Report on Form 10-K.

	March 31, 2015
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]
Temporarily impaired securities:
Federal agency securities	$47	$—	$52	$1	$99	$1
MBS - agency	2,339	9	1,175	19	3,514	28
ABS	—	—	14	—	14	—
Total temporarily impaired securities	2,386	9	1,241	20	3,627	29
OTTI securities [1]:
MBS - private	67	1	—	—	67	1
Total OTTI securities	67	1	—	—	67	1
Total impaired securities	$2,453	$10	$1,241	$20	$3,694	$30

Notes to Consolidated Financial Statements (Unaudited), continued

	December 31, 2014
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]
Temporarily impaired securities:
U.S. Treasury securities	$150	$1	$—	$—	$150	$1
Federal agency securities	20	—	132	2	152	2
MBS - agency	2,347	6	4,911	77	7,258	83
ABS	—	—	14	—	14	—
Total temporarily impaired securities	2,517	7	5,057	79	7,574	86
OTTI securities [1]:
MBS - private	69	1	—	—	69	1
Total OTTI securities	69	1	—	—	69	1
Total impaired securities	$2,586	$8	$5,057	$79	$7,643	$87
1 Includes OTTI securities for which credit losses have been recorded in earnings in current or prior periods.
2 Unrealized losses less than $0.5 million are shown as zero.

At March 31, 2015, unrealized losses on securities that have been in a temporarily impaired position for longer than twelve months included agency MBS, federal agency securities, and one ABS collateralized by 2004 vintage home equity loans. Unrealized losses on federal agency securities and agency MBS securities at March 31, 2015 were due to market interest rates being higher than the securities' stated yield. The ABS continues to receive timely principal and interest payments, and is evaluated quarterly for credit impairment. Cash flow analysis shows that the underlying collateral can withstand highly stressed loss assumptions without incurring a credit loss.
The portion of unrealized losses on OTTI securities that relates to factors other than credit is recorded in AOCI. Losses related to credit impairment on these securities are determined through estimated cash flow analyses and have been recorded in earnings in current or prior periods.
Realized Gains and Losses and Other-than-Temporarily Impaired Securities
Net securities losses are comprised of gross realized gains, gross realized losses, and OTTI losses recognized in earnings. For both the three months ended March 31, 2015 and 2014, gross realized gains and losses were immaterial and there were no OTTI losses recognized in earnings.
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
The Company continues to reduce existing exposure on OTTI securities primarily through paydowns. In certain instances, the amount of impairment losses recognized in earnings includes credit losses on debt securities that exceeds the total unrealized losses, and as a result, the securities may have unrealized gains in AOCI relating to factors other than credit. Subsequent credit losses may be recorded on securities without a corresponding further decline in fair value when there has been a decline in expected cash flows.
During the three months ended March 31, 2015 and 2014, there was no credit impairment recognized on securities AFS still held at the end of each period. The accumulated balance of credit losses recognized in earnings on securities AFS held at period end for which a portion of OTTI was recognized in OCI was $25 million at both March 31, 2015 and 2014, all of which was recognized in prior periods. Subsequent credit losses may be recorded on securities without a corresponding further decline in fair value when there has been a decline in expected cash flows.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 5 - LOANS
Composition of Loan Portfolio
The composition of the Company's loan portfolio is shown in the following table:

(Dollars in millions)	March 31, 2015	December 31, 2014
Commercial loans:
C&I	$65,574	$65,440
CRE	6,389	6,741
Commercial construction	1,484	1,211
Total commercial loans	73,447	73,392
Residential loans:
Residential mortgages - guaranteed	655	632
Residential mortgages - nonguaranteed [1]	23,419	23,443
Home equity products	13,954	14,264
Residential construction	417	436
Total residential loans	38,445	38,775
Consumer loans:
Guaranteed student loans	4,337	4,827
Other direct	4,937	4,573
Indirect	10,336	10,644
Credit cards	878	901
Total consumer loans	20,488	20,945
LHFI	$132,380	$133,112
LHFS [2]	$3,404	$3,232
1 Includes $268 million and $272 million of LHFI carried at fair value at March 31, 2015 and December 31, 2014, respectively.
2 Includes $2.1 billion and $1.9 billion of LHFS carried at fair value at March 31, 2015 and December 31, 2014, respectively.
During the three months ended March 31, 2015 and 2014, the Company transferred $512 million and $115 million in LHFI to LHFS, and $11 million and $17 million in LHFS to LHFI, respectively. Additionally, during the three months ended March 31, 2015 and 2014, the Company sold $405 million and $85 million in loans and leases for gains of $6 million and $9 million, respectively.
At March 31, 2015 and December 31, 2014, the Company had $25.2 billion and $26.5 billion of net eligible loan collateral pledged to the Federal Reserve discount window to support $17.5 billion and $18.4 billion of available, unused borrowing capacity, respectively.
At March 31, 2015 and December 31, 2014, the Company had $31.0 billion and $31.2 billion of net eligible loan collateral pledged to the FHLB of Atlanta to support $24.5 billion and $24.3 billion of available borrowing capacity, respectively. The available FHLB borrowing capacity at March 31, 2015 was used to support $4.0 billion of long-term debt, $500 million of short-term debt, and $6.4 billion of letters of credit issued on the Company's behalf. At December 31, 2014, the available FHLB borrowing capacity was used to support $4.0 billion of long-term debt, $4.0 billion of short-term debt, and $7.9 billion of letters of credit issued on the Company's behalf.

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
For government-guaranteed loans, the Company monitors the credit quality based primarily on delinquency status, as it is a more relevant indicator of credit quality due to the government guarantee. At March 31, 2015 and December 31, 2014, 30% and 28%, respectively, of the guaranteed residential loan portfolio was current with respect to payments. At March 31, 2015 and December 31, 2014, 80% and 79%, respectively, of the guaranteed student loan portfolio was current with respect to payments. Loss exposure to the Company on these loans is mitigated by the government guarantee.

Notes to Consolidated Financial Statements (Unaudited), continued

LHFI by credit quality indicator are shown in the tables below:

	Commercial Loans
	C&I		CRE		Commercial construction
(Dollars in millions)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Risk rating:
Pass	$64,295	$64,228	$6,265	$6,586	$1,468	$1,196
Criticized accruing	1,139	1,061	100	134	15	14
Criticized nonaccruing	140	151	24	21	1	1
Total	$65,574	$65,440	$6,389	$6,741	$1,484	$1,211

	Residential Loans [1]
	Residential mortgages - nonguaranteed		Home equity products		Residential construction
(Dollars in millions)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Current FICO score range:
700 and above	$18,752	$18,780	$11,245	$11,475	$327	$347
620 - 699	3,411	3,369	1,932	1,991	71	70
Below 620 [2]	1,256	1,294	777	798	19	19
Total	$23,419	$23,443	$13,954	$14,264	$417	$436

	Consumer Loans [3]
	Other direct		Indirect		Credit cards
(Dollars in millions)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Current FICO score range:
700 and above	$4,345	$4,023	$7,324	$7,661	$613	$639
620 - 699	530	476	2,361	2,335	219	212
Below 620 [2]	62	74	651	648	46	50
Total	$4,937	$4,573	$10,336	$10,644	$878	$901
1 Excludes $655 million and $632 million of guaranteed residential loans at March 31, 2015 and December 31, 2014, respectively.
2 For substantially all loans with refreshed FICO scores below 620, the borrower’s FICO score at the time of origination exceeded 620 but has since deteriorated as the loan has seasoned.
3 Excludes $4.3 billion and $4.8 billion of guaranteed student loans at March 31, 2015 and December 31, 2014, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

The payment status for the LHFI portfolio is shown in the tables below:

	March 31, 2015
(Dollars in millions)	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing [2]	Total
Commercial loans:
C&I	$65,369	$44	$21	$140	$65,574
CRE	6,362	3	—	24	6,389
Commercial construction	1,483	—	—	1	1,484
Total commercial loans	73,214	47	21	165	73,447
Residential loans:
Residential mortgages - guaranteed	195	34	426	—	655
Residential mortgages - nonguaranteed [1]	23,058	95	12	254	23,419
Home equity products	13,705	84	—	165	13,954
Residential construction	388	6	—	23	417
Total residential loans	37,346	219	438	442	38,445
Consumer loans:
Guaranteed student loans	3,454	372	511	—	4,337
Other direct	4,912	18	3	4	4,937
Indirect	10,260	74	1	1	10,336
Credit cards	866	6	6	—	878
Total consumer loans	19,492	470	521	5	20,488
Total LHFI	$130,052	$736	$980	$612	$132,380
1 Includes $268 million of loans carried at fair value, the majority of which were accruing current.
2 Nonaccruing loans past due 90 days or more totaled $379 million. Nonaccruing loans past due fewer than 90 days include modified nonaccrual loans reported as TDRs and performing second lien loans which are classified as nonaccrual when the first lien loan is nonperforming.

	December 31, 2014
(Dollars in millions)	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing [2]	Total
Commercial loans:
C&I	$65,246	$36	$7	$151	$65,440
CRE	6,716	3	1	21	6,741
Commercial construction	1,209	1	—	1	1,211
Total commercial loans	73,171	40	8	173	73,392
Residential loans:
Residential mortgages - guaranteed	176	34	422	—	632
Residential mortgages - nonguaranteed [1]	23,067	108	14	254	23,443
Home equity products	13,989	101	—	174	14,264
Residential construction	402	7	—	27	436
Total residential loans	37,634	250	436	455	38,775
Consumer loans:
Guaranteed student loans	3,801	425	601	—	4,827
Other direct	4,545	19	3	6	4,573
Indirect	10,537	104	3	—	10,644
Credit cards	887	8	6	—	901
Total consumer loans	19,770	556	613	6	20,945
Total LHFI	$130,575	$846	$1,057	$634	$133,112
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

	March 31, 2015			December 31, 2014
(Dollars in millions)	Unpaid Principal Balance	Amortized Cost [1]	Related Allowance	Unpaid Principal Balance	Amortized Cost [1]	Related Allowance
Impaired loans with no related allowance recorded:
Commercial loans:
C&I	$54	$39	$—	$70	$51	$—
CRE	11	10	—	12	11	—
Total commercial loans	65	49	—	82	62	—
Residential loans:
Residential mortgages - nonguaranteed	557	410	—	592	425	—
Residential construction	30	8	—	31	9	—
Total residential loans	587	418	—	623	434	—
Impaired loans with an allowance recorded:
Commercial loans:
C&I	34	28	5	27	26	7
CRE	3	3	1	4	4	4
Total commercial loans	37	31	6	31	30	11
Residential loans:
Residential mortgages - nonguaranteed	1,413	1,373	196	1,381	1,354	215
Home equity products	708	633	73	703	630	66
Residential construction	137	137	16	145	145	19
Total residential loans	2,258	2,143	285	2,229	2,129	300
Consumer loans:
Other direct	12	12	—	13	13	1
Indirect	107	106	5	105	105	5
Credit cards	8	8	2	8	8	2
Total consumer loans	127	126	7	126	126	8
Total impaired loans	$3,074	$2,767	$298	$3,091	$2,781	$319
1 Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to reduce the net book balance.

Included in the impaired loan balances above at March 31, 2015 and December 31, 2014 were $2.6 billion and $2.5 billion of accruing TDRs at amortized cost, of which 97% and 96% were current, respectively. See Note 1, “Significant Accounting

Policies,” to the Company's 2014 Annual Report on Form 10-K for further information regarding the Company’s loan impairment policy.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended March 31
	2015		2014
(Dollars in millions)	Average Amortized Cost	Interest Income Recognized [1]	Average Amortized Cost	Interest Income Recognized [1]
Impaired loans with no related allowance recorded:
Commercial loans:
C&I	$41	$—	$52	$1
CRE	10	—	11	—
Commercial construction	—	—	5	—
Total commercial loans	51	—	68	1
Residential loans:
Residential mortgages - nonguaranteed	413	4	440	4
Residential construction	9	—	18	—
Total residential loans	422	4	458	4
Impaired loans with an allowance recorded:
Commercial loans:
C&I	38	1	63	—
CRE	3	—	12	—
Commercial construction	—	—	4	—
Total commercial loans	41	1	79	—
Residential loans:
Residential mortgages - nonguaranteed	1,374	17	1,591	21
Home equity products	636	7	637	7
Residential construction	137	2	164	2
Total residential loans	2,147	26	2,392	30
Consumer loans:
Other direct	13	—	14	—
Indirect	108	1	93	1
Credit cards	8	—	12	—
Total consumer loans	129	1	119	1
Total impaired loans	$2,790	$32	$3,116	$36
1 Of the interest income recognized during both the three months ended March 31, 2015 and 2014, cash basis interest income was $1 million.

Notes to Consolidated Financial Statements (Unaudited), continued

NPAs are shown in the following table:

(Dollars in millions)	March 31, 2015	December 31, 2014
Nonaccrual/NPLs:
Commercial loans:
C&I	$140	$151
CRE	24	21
Commercial construction	1	1
Residential loans:
Residential mortgages - nonguaranteed	254	254
Home equity products	165	174
Residential construction	23	27
Consumer loans:
Other direct	4	6
Indirect	1	—
Total nonaccrual/NPLs [1]	612	634
OREO [2]	79	99
Other repossessed assets	5	9
Nonperforming LHFS	—	38
Total NPAs	$696	$780
1 Nonaccruing restructured loans are included in total nonaccrual/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets in the Consolidated Balance Sheets until the funds are received and the property is conveyed. The receivable amount related to proceeds due from the FHA or the VA totaled $61 million and $57 million at March 31, 2015 and December 31, 2014, respectively.

Included in residential NPLs in the table above at March 31, 2015 and December 31, 2014 was $224 million and $251 million, respectively, of nonaccruing loans secured by residential real estate properties for which formal foreclosure proceedings are in process. The Company also had $199 million and $208 million of accruing loans secured by residential real estate properties for which formal foreclosure proceedings are in process, of which $177 million and $182 million were insured by the FHA or the VA, at March 31, 2015 and December 31, 2014, respectively.
At March 31, 2015 and December 31, 2014, OREO was comprised of $61 million and $75 million of foreclosed residential real estate properties and $13 million and $16 million of foreclosed commercial real estate properties, respectively, with the remainder related to land and other properties.

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
At March 31, 2015 and December 31, 2014, the Company had $5 million and $1 million, respectively, in commitments to lend additional funds to debtors whose terms have been modified in a TDR. The number and amortized cost of loans modified under the terms of a TDR by type of modification are shown in the following tables.

	Three Months Ended March 31, 2015 [1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification [2,3]	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	22	$—	$—	$5	$5
Residential loans:
Residential mortgages - nonguaranteed	216	4	30	7	41
Home equity products	468	—	3	24	27
Residential construction	1	—	—	—	—
Consumer loans:
Other direct	17	—	—	—	—
Indirect	569	—	—	12	12
Credit cards	236	—	1	—	1
Total TDRs	1,529	$4	$34	$48	$86
1 Includes loans modified under the terms of a TDR that were charged-off during the period.
2 Restructured loans which had forgiveness of amounts contractually due under the terms of the loan typically have had multiple concessions including rate modifications and/or term extensions. The total amount of charge-offs associated with principal forgiveness during the three months ended March 31, 2015 was immaterial.
3 Restructured loans which had a modification of the loan's contractual interest rate may also have had an extension of the loan's contractual maturity date and/or other concessions. The financial effect of modifying the interest rate on the loans modified as a TDR was immaterial to the financial statements during the three months ended March 31, 2015.

	Three Months Ended March 31, 2014 [1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification [2,3]	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	16	$—	$—	$2	$2
CRE	2	—	—	3	3
Residential loans:
Residential mortgages - nonguaranteed	313	3	39	19	61
Home equity products	433	—	3	18	21
Residential construction	6	—	—	—	—
Consumer loans:
Other direct	17	—	—	—	—
Indirect	839	—	—	16	16
Credit cards	97	—	1	—	1
Total TDRs	1,723	$3	$43	$58	$104
1 Includes loans modified under the terms of a TDR that were charged-off during the period.
2 Restructured loans which had forgiveness of amounts contractually due under the terms of the loan typically have had multiple concessions including rate modifications and/or term extensions. The total amount of charge-offs associated with principal forgiveness during the three months ended March 31, 2014 was immaterial.
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

Notes to Consolidated Financial Statements (Unaudited), continued

For the three months ended March 31, 2015, the table below represents defaults on loans that were first modified between the periods January 1, 2014 and March 31, 2015 that became 90 days or more delinquent or were charged-off during the period.

	Three Months Ended March 31, 2015
(Dollars in millions)	Number of Loans	Amortized Cost
Commercial loans:
C&I	4	$1
Residential loans:
Residential mortgages	36	6
Home equity products	30	1
Consumer loans:
Other direct	1	—
Indirect	39	—
Credit cards	19	—
Total TDRs	129	$8

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

Concentrations of Credit Risk
The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. However, a geographic concentration arises because the Company operates primarily in the Southeastern and Mid-Atlantic regions of the U.S. The Company engages in limited international banking activities. The Company’s total cross-border outstanding loans were $1.5 billion and $1.3 billion at March 31, 2015 and December 31, 2014, respectively.
The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by residential real estate. At March 31, 2015, the Company owned $38.4 billion in residential loans, representing 29% of total LHFI, and had $10.9 billion in commitments to extend credit on home equity lines and $5.2 billion in mortgage loan commitments. At December 31, 2014, the Company owned $38.8 billion in residential loans, representing 29% of total LHFI, and had $10.9 billion in commitments to extend credit on home equity lines and $3.3 billion in mortgage loan commitments. At both March 31, 2015 and December 31, 2014, 2% of residential loans owned were guaranteed by a federal agency or a GSE.
The following table presents loans in the residential mortgage portfolio that included terms such as a high original LTV ratio (in excess of 80%), an interest only feature, or a second lien position that may increase the Company’s exposure to credit risk and result in a concentration of credit risk. At March 31, 2015 and December 31, 2014, borrowers' current weighted average FICO score on these loans was 738 and 754, respectively.

(Dollars in millions)	March 31, 2015	December 31, 2014
High LTV residential mortgages:
Interest only LHFI with no MI [1,2]	$817	$873
Interest only LHFI with MI [1]	2,810	3,180
Total interest only residential mortgages	3,627	4,053
Amortizing loans with no MI [2]	7,423	7,368
Total high LTV residential mortgages	$11,050	$11,421
1 Primarily with an initial 10 year interest only period.
2 Comprised of first liens with combined original LTV ratios in excess of 80% and/or second liens.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 6 - ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the unfunded commitments reserve. Activity in the allowance for credit losses is summarized in the table below:

	Three Months Ended March 31
(Dollars in millions)	2015	2014
Balance at beginning of period	$1,991	$2,094
Provision for loan losses	55	106
Provision/(benefit) for unfunded commitments	—	(4)
Loan charge-offs	(130)	(151)
Loan recoveries	31	41
Balance at end of period	$1,947	$2,086

Components:
ALLL	$1,893	$2,040
Unfunded commitments reserve [1]	54	46
Allowance for credit losses	$1,947	$2,086
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.

Activity in the ALLL by loan segment for the three months ended March 31, 2015 and 2014 is presented in the tables below:

	Three Months Ended March 31, 2015
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$986	$777	$174	$1,937
Provision for loan losses	7	25	23	55
Loan charge-offs	(28)	(68)	(34)	(130)
Loan recoveries	11	9	11	31
Balance at end of period	$976	$743	$174	$1,893

	Three Months Ended March 31, 2014
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$946	$930	$168	$2,044
Provision for loan losses	39	48	19	106
Loan charge-offs	(33)	(85)	(33)	(151)
Loan recoveries	14	17	10	41
Balance at end of period	$966	$910	$164	$2,040

Notes to Consolidated Financial Statements (Unaudited), continued

As discussed in Note 1, “Significant Accounting Policies,” to the Company's 2014 Annual report on Form 10-K, the ALLL is composed of both specific allowances for certain nonaccrual loans and TDRs and general allowances grouped into loan pools based on similar characteristics. No allowance is required for loans carried at fair value. Additionally, the Company records an immaterial allowance for loan products that are guaranteed by government agencies, as there is nominal risk of principal loss. The Company’s LHFI portfolio and related ALLL is presented in the following tables.

	March 31, 2015
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL
Individually evaluated	$80	$6	$2,561	$285	$126	$7	$2,767	$298
Collectively evaluated	73,367	970	35,616	458	20,362	167	129,345	1,595
Total evaluated	73,447	976	38,177	743	20,488	174	132,112	1,893
LHFI at fair value	—	—	268	—	—	—	268	—
Total LHFI	$73,447	$976	$38,445	$743	$20,488	$174	$132,380	$1,893

	December 31, 2014
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL
Individually evaluated	$92	$11	$2,563	$300	$126	$8	$2,781	$319
Collectively evaluated	73,300	975	35,940	477	20,819	166	130,059	1,618
Total evaluated	73,392	986	38,503	777	20,945	174	132,840	1,937
LHFI at fair value	—	—	272	—	—	—	272	—
Total LHFI	$73,392	$986	$38,775	$777	$20,945	$174	$133,112	$1,937

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company evaluates goodwill for impairment each year as of September 30, or as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount.
The fair value of a reporting unit is determined by using discounted cash flow analyses and, when applicable, guideline company information. The carrying value of a reporting unit is determined using an equity allocation methodology that allocates the total equity of the Company to each of its reporting units considering both regulatory risk-based capital and tangible equity relative to tangible assets. See Note 1, "Significant Accounting Policies" in the 2014 Annual Report on Form 10-K for additional information regarding the Company's goodwill accounting policy.

The Company performed a qualitative goodwill assessment in the first quarter of 2015, considering changes in key assumptions and monitoring other events or changes in circumstances occurring since the most recent goodwill impairment analysis performed as of December 31, 2014. The Company concluded, based on the totality of factors observed, that it is not more likely than not that the fair values of its reporting units are less than their respective carrying values and accordingly, goodwill was not quantitatively tested for impairment during the three months ended March 31, 2015.
There were no material changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2015 and 2014.

Notes to Consolidated Financial Statements (Unaudited), continued

Other Intangible Assets
Changes in the carrying amounts of other intangible assets for the three months ended March 31 are as follows:

(Dollars in millions)	MSRs - Fair Value	Other	Total
Balance, January 1, 2015	$1,206	$13	$1,219
Amortization [1]	—	(1)	(1)
MSRs originated	46	—	46
MSRs purchased	56	—	56
Changes in fair value:
Due to changes in inputs and assumptions [2]	(78)	—	(78)
Other changes in fair value [3]	(48)	—	(48)
Sale of MSRs	(1)	—	(1)
Balance, March 31, 2015	$1,181	$12	$1,193

Balance, January 1, 2014	$1,300	$34	$1,334
Amortization [1]	—	(3)	(3)
MSRs originated	32	—	32
Changes in fair value:
Due to changes in inputs and assumptions [2]	(46)	—	(46)
Other changes in fair value [3]	(35)	—	(35)
Balance, March 31, 2014	$1,251	$31	$1,282
1 Amortization of tax credits for non-qualified community development investments totaled $6 million reflected in amortization expense and $3 million reflected in other noninterest expense in the Company's Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, respectively. See Note 8, "Certain Transfers of Financial Assets and Variable Interest Entities," for additional information.
2 Primarily reflects changes in discount rates and prepayment speed assumptions, due to changes in interest rates.
3 Represents changes due to the collection of expected cash flows, net of accretion, due to the passage of time.

The Company's estimated future amortization of intangible assets is immaterial, based on amortizing asset balances at March 31, 2015.

Mortgage Servicing Rights
The Company retains servicing rights for certain of its sales or securitizations of residential mortgage loans. MSRs on residential mortgage loans are the only servicing assets capitalized by the Company and are classified within intangible assets on the Company's Consolidated Balance Sheets.
Income earned by the Company on its MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs. Such income earned for the three months ended March 31, 2015 and 2014 was $82 million and $79 million, respectively. These amounts are reported in mortgage servicing related income in the Consolidated Statements of Income.
At March 31, 2015 and December 31, 2014, the total UPB of mortgage loans serviced was $141.8 billion and $142.1 billion, respectively. Included in these amounts were $115.2 billion and $115.5 billion at March 31, 2015 and December 31, 2014, respectively, of loans serviced for third parties. Additionally, the Company purchased MSRs on residential loans with a UPB of $6.1 billion during the three months ended March 31, 2015;

however, only $1.2 billion of these loans are reflected in the UPB amounts above as the transfer of servicing for the remainder is scheduled for the second quarter of 2015. No MSRs were purchased during the three months ended March 31, 2014. During the three months ended March 31, 2015 and 2014, the Company sold MSRs, at a price approximating their fair value, on residential loans with a UPB of $215 million and $289 million, respectively.
The Company calculates the fair value of MSRs using a valuation model that calculates the present value of estimated future net servicing income using prepayment projections, spreads, and other assumptions. Senior management and the STM Valuation Committee review all significant assumptions at least quarterly, comparing these inputs to various sources of market data. Changes to valuation model inputs are reflected in the periods' results. See Note 14, “Fair Value Election and Measurement,” for further information regarding the Company's MSR valuation methodology.
A summary of the key inputs used to estimate the fair value of the Company’s MSRs at March 31, 2015 and December 31, 2014, and the sensitivity of the fair values to immediate 10% and 20% adverse changes in those inputs, are presented in the following table.

Notes to Consolidated Financial Statements (Unaudited), continued

(Dollars in millions)	March 31, 2015	December 31, 2014
Fair value of retained MSRs	$1,181	$1,206
Prepayment rate assumption (annual)	11%	11%
Decline in fair value from 10% adverse change	$46	$46
Decline in fair value from 20% adverse change	89	88
Option adjusted spread (annual)	9%	10%
Decline in fair value from 10% adverse change	$51	$55
Decline in fair value from 20% adverse change	98	105
Weighted-average life (in years)	6.1	6.4
Weighted-average coupon	4.2%	4.2%

These MSR sensitivities are hypothetical and should be used with caution. Changes in fair value based on variations in assumptions generally cannot be extrapolated because (i) the relationship of the change in an assumption to the change in fair value may not be linear and (ii) changes in one assumption may result in changes in another, which might magnify or counteract the sensitivities. The sensitivities do not reflect the effect of hedging activity undertaken by the Company to offset changes in the fair value of MSRs. See Note 13, “Derivative Financial Instruments,” for further information regarding these hedging activities.

NOTE 8 - CERTAIN TRANSFERS OF FINANCIAL ASSETS AND VARIABLE INTEREST ENTITIES
Certain Transfers of Financial Assets and Related Variable
Interest Entities
The Company has transferred loans and securities in sale or securitization transactions in which the Company has, or had, continuing involvement such as owning certain beneficial interests and servicing responsibilities. Cash receipts on interests held were $4 million for both the three months ended March 31, 2015 and 2014. The servicing and management fees related to asset transfers were immaterial for the three months ended March 31, 2015 and 2014, respectively. Except as specifically noted herein, the Company is not required to provide additional financial support to any of the entities to which the Company has transferred financial assets, nor has the Company provided any support it was not otherwise obligated to provide.
When a transfer or other transaction occurs with a VIE, the Company first determines if it has a VI in the VIE. A VI is typically in the form of securities representing retained interests in transferred assets and, at times, servicing rights and collateral manager fees. If the Company has a VI in an entity, it then evaluates whether or not it has both (1) the power to direct the activities that most significantly impact the economic performance of the VIE, and (2) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE to determine if the Company should consolidate the VIE. If the entity is not consolidated, then an evaluation of whether the transfer is a sale or a secured borrowing is necessary.
To determine whether a transfer should be accounted for as a sale, the Company evaluates the following three criteria: (i) the transferred assets are legally isolated, (ii) the transferee has the right to pledge or exchange the transferred assets, and (iii) the Company has relinquished effective control of the transferred assets. If these three criteria are met, then the transfer is accounted for as a sale.
During the three months ended March 31, 2015, the Company evaluated whether any of its previous conclusions regarding whether it is the primary beneficiary of the VIEs described herein should be changed based upon events occurring during the period. These evaluations did not result in changes to previous consolidation conclusions.
No events occurred during the three months ended March 31, 2015 that changed the Company’s sale accounting conclusion in regards to previously transferred residential mortgage loans, student loans, or commercial and corporate loans.
Below is a summary of transfers of financial assets to VIEs for which the Company has retained some level of continuing involvement, which supplements Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," to the Consolidated Financial Statements in the Company's 2014 Annual Report on Form 10-K.

Residential Mortgage Loans
The Company typically transfers first lien residential mortgage loans in conjunction with Ginnie Mae, Fannie Mae, and Freddie Mac securitization transactions, whereby the loans are exchanged for cash or securities that are readily redeemable for cash and servicing rights are retained.
The Company sold residential mortgage loans to the GSEs noted above, including servicing rights, which resulted in pre-tax net gains of $77 million and $43 million for the three months ended March 31, 2015 and 2014, respectively. These net gains are included within mortgage production related income in the Consolidated Statements of Income. They reflect the change in value of the loans as a result of changes in interest rates from the time the related IRLCs were issued to the borrowers but do not include the results of hedging activities initiated by the Company to mitigate this market risk. See Note 13, “Derivative Financial Instruments,” for further discussion of the Company’s hedging activities. As the seller, the Company has made certain representations and warranties with respect to the originally transferred loans, including those transferred under Ginnie Mae, Fannie Mae, and Freddie Mac programs; these representations and warranties are discussed in Note 12, “Guarantees.”
In a limited number of securitizations, the Company has received securities in addition to cash (while also retaining servicing rights) in exchange for the transferred loans. The securities received are measured at fair value and classified as securities AFS. At March 31, 2015 and December 31, 2014, the fair value of securities received totaled $52 million and $55 million, respectively, and were valued using a third party pricing service.

Notes to Consolidated Financial Statements (Unaudited), continued

The Company evaluated its securitization transactions for consolidation using VIE consolidation guidance. As servicer of the underlying loans, the Company is generally deemed to have power over the securitization entity. However, if a single party, such as the issuer or the master servicer, effectively controls the servicing activities or has the unilateral ability to terminate the Company as servicer without cause, then that party is deemed to have power over the entity. In almost all of its securitization transactions, the Company does not have power over the securitization trust as a result of these rights held by the master servicer. In certain transactions, the Company does have power as the servicer; however, the Company does not also have an obligation to absorb losses or the right to receive benefits that could potentially be significant. Total assets at March 31, 2015 and December 31, 2014, of the unconsolidated trusts in which the Company has a VI were $278 million and $288 million, respectively.
The Company’s maximum exposure to loss related to the unconsolidated residential mortgage loan VIEs in which it holds a VI is comprised of the loss of value of any interests it retains, which are immaterial, and any repurchase obligations it incurs as a result of a breach of representations and warranties, discussed further in Note 12, “Guarantees.”

Commercial and Corporate Loans
The Company holds securities issued by CLO entities that own commercial leveraged loans and bonds, certain of which were transferred to the entities by the Company. The Company's holdings include preference share exposure valued at $3 million at both March 31, 2015 and December 31, 2014, and senior interest exposure valued at $16 million and $18 million at March 31, 2015 and December 31, 2014, respectively. The Company has determined that (i) the CLO entities are VIEs and that (ii) it is not the primary beneficiary of these entities because it does not possess the power to direct the activities that most significantly impact the economic performance of the entities. At March 31, 2015 and December 31, 2014, unconsolidated CLO VIEs that the Company had involvement with had $677 million and $704 million of estimated assets, respectively, and $628 million and $654 million of estimated liabilities, respectively.

Student Loans
During 2006, the Company transferred government-guaranteed student loans through a transfer of loans to a securitization SPE and retained the residual interest in the entity. The Company concluded that this entity should be consolidated since it (1) has the power to direct the activities that most significantly impact the economic performance of the VIE, and (2) has the obligation to absorb losses and the right to receive benefits that could potentially be significant. At March 31, 2015 and December 31, 2014, the Company’s Consolidated Balance Sheets reflected $295 million and $306 million, respectively, of assets held by the SPE and $292 million and $302 million, respectively, of debt issued by the entity.
To the extent that losses are incurred on the SPE’s assets, the SPE has recourse to the federal government as the guarantor of the underlying loan, up to a maximum guarantee of 97%. Losses in excess of the government guarantee reduce the amount of available cash payable to the Company as the owner of the residual interest. To the extent that losses result from a breach of servicing responsibilities, the SPE has recourse to the Company, which functions as the master servicer; the Company may be required to repurchase the defaulting loan(s) from the SPE at par value. If the breach was caused by the subservicer, the Company has recourse to seek reimbursement from the subservicer up to the guaranteed amount. The Company’s maximum exposure to loss related to the SPE is represented by the potential losses resulting from a breach of servicing responsibilities. To date, all loss claims filed with the guarantor that have been denied due to servicing errors have either been or are in the process of being cured or reimbursement has been provided to the Company by the subservicer.

The Company's managed loans, including portfolio loans by type as well as securitized loans, are presented in the following table by portfolio balance and delinquency balance (accruing loans 90 days or more past due and all nonaccrual loans) at March 31, 2015 and December 31, 2014, as well as related net charge-offs for the three months ended March 31, 2015 and 2014.

	Portfolio Balance [1]		Past Due and Nonaccrual [2]				Net Charge-offs
	March 31, 2015	December 31, 2014	March 31, 2015		December 31, 2014		Three Months Ended March 31
(Dollars in millions)							2015	2014
Type of loan:
Commercial	$73,447	$73,392	$186		$181		$17	$19
Residential	38,445	38,775	880		891		59	68
Consumer	20,488	20,945	526		619		23	23
Total loan portfolio	132,380	133,112	1,592		1,691		99	110
Managed securitized loans:
Residential	110,422	110,591	176	[3]	183	[3]	3	4
Total managed loans	$242,802	$243,703	$1,768		$1,874		$102	$114
1 Excludes $3.4 billion and $3.2 billion of LHFS at March 31, 2015 and December 31, 2014, respectively.
2 Excludes $12 million and $39 million of past due LHFS at March 31, 2015 and December 31, 2014, respectively.
3 Excludes loans that have completed the foreclosure or short sale process (i.e. involuntary prepayments).

Notes to Consolidated Financial Statements (Unaudited), continued

Other Variable Interest Entities
In addition to exposure to VIEs arising from transfers of financial assets, the Company also has involvement with VIEs from other business activities.
Total Return Swaps
At both March 31, 2015 and December 31, 2014, the Company had $2.3 billion in senior financing outstanding to VIEs that entered into TRS contracts with the Company. These financings were classified within trading assets and derivatives on the Consolidated Balance Sheets and carried at fair value. The TRS contracts with the Company had outstanding notional amounts of $2.3 billion at both March 31, 2015 and December 31, 2014. The Company entered into mirror-image TRS contracts with third parties with the same outstanding notional amounts. At March 31, 2015, the fair values of these TRS assets and liabilities were $20 million and $15 million, respectively, and at December 31, 2014, the fair values of these TRS assets and liabilities were $19 million and $14 million, respectively, reflecting the pass-through nature of these structures. The notional amounts of the TRS contracts with the VIEs represent the Company’s maximum exposure to loss, although such exposure to loss has been mitigated via the TRS contracts with third parties. For additional information on the Company’s involvement with these VIEs, see Note 13, “Derivative Financial Instruments,” as well as Note 10, “Certain Transfers of Financial Assets and Variable Interest Entities,” to the Company's 2014 Annual Report on Form 10-K.

Community Development Investments
As part of its community reinvestment initiatives, the Company invests in multi-family affordable housing developments and other community development entities as a limited and/or general partner and/or a debt provider. The Company receives tax credits for its limited partner investments. The Company has determined that the vast majority of the related partnerships are VIEs.
In limited circumstances, the Company owns both the limited partner and general partner interests, in which case the related partnerships are not considered VIEs and are consolidated by the Company. Properties with a carrying value of $63 million related to these consolidated partnerships were sold during the three months ended March 31, 2015 for a gain of $18 million. The remaining properties held for sale at March 31, 2015 were immaterial. No such properties were sold during the three months ended March 31, 2014.
The Company has concluded that it is not the primary beneficiary of affordable housing partnerships when it invests as a limited partner and there is a third party general partner. It accounts for its interest in accordance with the accounting requirements for investments in affordable housing projects. The general partner or an affiliate of the general partner often provides guarantees to the limited partner, which protects the Company from losses attributable to operating deficits, construction deficits, and tax credit allocation deficits. Assets of $1.7 billion and $1.6 billion in these partnerships were not included in the Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, respectively. The Company's limited partner interests had carrying values of $441 million and $363 million at March 31, 2015 and December 31, 2014, respectively, and are recorded in other assets in the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss for these investments totaled $912 million and $910 million at March 31, 2015 and December 31, 2014, respectively. The Company’s maximum exposure to loss would result from the loss of its limited partner investments along with $379 million and $412 million of loans, interest-rate swap fair value exposures, or letters of credit issued by the Company to the entities at March 31, 2015 and December 31, 2014, respectively. The difference between the maximum exposure to loss and the investment and loan balances is primarily attributable to the unfunded equity commitments. Unfunded equity commitments are amounts that the Company has committed to the entities upon the entities meeting certain conditions. If these conditions are met, the Company will invest these additional amounts in the entities.
The Company also owns noncontrolling interests in funds whose purpose is to invest in community developments. At March 31, 2015 and December 31, 2014, the Company's investment in these funds totaled $114 million and $113 million, respectively, and the Company's maximum exposure to loss on its equity investments, which is comprised of its investments in the funds plus any additional unfunded equity commitments, was $222 million and $236 million, respectively.
During the three months ended March 31, 2015 and 2014, the Company recognized $14 million and $15 million of tax credits for qualified affordable housing projects, and $14 million and $13 million of amortization on qualified affordable housing projects in the provision for income taxes, respectively. During the three months ended March 31, 2015, the Company recorded $6 million of amortization expense (a component of noninterest expense) related to community development investments not within the scope of the accounting guidance for investments in qualified affordable housing projects. During the three months ended March 31, 2014, the Company recorded $3 million of amortization related to these non-qualified investments within other noninterest expense.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 9 – NET INCOME PER COMMON SHARE
Equivalent shares of 14 million and 16 million related to common stock options and common stock warrants outstanding at March 31, 2015 and 2014, respectively, were excluded from the computations of diluted net income per average common share because they would have been anti-dilutive.

Reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding are included below.

	Three Months Ended March 31
(Dollars and shares in millions, except per share data)	2015	2014
Net income	$429	$405
Preferred dividends	(17)	(9)
Dividends and undistributed earnings allocated to unvested shares	(1)	(3)
Net income available to common shareholders	$411	$393
Average basic common shares	521	531
Effect of dilutive securities:
Stock options	2	2
Restricted stock and warrants	4	4
Average diluted common shares	527	537
Net income per average common share - diluted	$0.78	$0.73
Net income per average common share - basic	$0.79	$0.74

NOTE 10 - INCOME TAXES
For the three months ended March 31, 2015 and 2014, the provision for income taxes was $191 million and $125 million, representing effective tax rates of 31% and 24%, respectively. The higher effective tax rate for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was primarily due to lower pre-tax income and the impact of favorable discrete items during the three months ended March 31, 2014.
The provision for income taxes includes both federal and state income taxes and differs from the provision using statutory rates primarily due to favorable permanent tax items such as income from lending to tax exempt entities and federal tax credits from community reinvestment activities. The Company calculated the provision for income taxes for three months ended March 31, 2015 and 2014 by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusting for discrete items that occurred during the period.
The Company's liability for UTBs was $213 million and $210 million at March 31, 2015 and December 31, 2014, respectively. It is reasonably possible that the liability for UTBs could decrease by as much as $115 million during the next 12 months due to completion of tax authority examinations. It is uncertain how much, if any, of this potential decrease will impact the Company’s effective tax rate.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 11 - EMPLOYEE BENEFIT PLANS
The Company sponsors incentive programs which are delivered through various plans, such as defined contribution, noncontributory pension, and other postretirement benefit plans, as well as through the issuance of RSUs, restricted stock, and LTI cash. See Note 15, “Employee Benefit Plans,” to the Company's 2014 Annual Report on Form 10-K for further information regarding the employee benefit plans.
The following table summarizes stock-based compensation expense recognized in noninterest expense for the three months ended March 31:

(Dollars in millions)	2015	2014
Stock options	$—	$1
Restricted stock	6	8
RSUs	18	14
Total stock-based compensation	$24	$23
Stock-based compensation tax benefit	$9	$9

The following table summarizes components of the net periodic benefit for pension and other postretirement benefits for the three months ended March 31:

	Pension Benefits [1]		Other Postretirement Benefits
(Dollars in millions)	2015	2014	2015	2014
Service cost	$1	$1	$—	$—
Interest cost	29	31	—	1
Expected return on plan assets	(51)	(50)	(1)	(2)
Amortization of actuarial loss/(gain)	5	4	—	(1)
Amortization of prior service credit	—	—	(1)	—
Net periodic benefit	($16)	($14)	($2)	($2)
1 Administrative fees are recognized in service cost for each of the periods presented.

NOTE 12 – GUARANTEES
The Company has undertaken certain guarantee obligations in the ordinary course of business. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform and make future payments should certain triggering events occur. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provision of the Company’s services. The following is a discussion of the guarantees that the Company has issued at March 31, 2015. The Company has also entered into certain contracts that are similar to guarantees, but that are accounted for as derivatives as discussed in Note 13, “Derivative Financial Instruments.”
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
At both March 31, 2015 and December 31, 2014, the maximum potential amount of the Company’s obligation for issued financial and performance standby letters of credit was $3.0 billion. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer. Some standby letters of credit are designed to be drawn upon in the normal course of business and others are drawn upon only in circumstances of dispute or default in the underlying transaction to which the Company is not a party. In all cases, the Company is entitled to reimbursement from the applicant. If a letter of credit is drawn upon and reimbursement is not provided by the applicant, the Company may take possession of the collateral securing the line of credit, where applicable.

The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with its credit policies. An internal assessment of the PD and loss severity in the event of default is performed, consistent with the methodologies used for all commercial borrowers. The management of credit risk for letters of credit leverages the risk rating process to focus greater visibility on higher risk and/or higher dollar letters of credit. The allowance for credit losses associated with letters of credit is a component of the unfunded commitments reserve recorded in other liabilities in the Consolidated Balance Sheets and is included in the allowance for credit losses as disclosed in Note 6, “Allowance for Credit Losses.” Additionally, unearned fees relating to letters of credit are recorded in other liabilities. The net carrying amount of unearned fees was immaterial at March 31, 2015 and December 31, 2014.

Loan Sales and Servicing
STM, a consolidated subsidiary of the Company, originates and purchases residential mortgage loans, a portion of which are sold to outside investors in the normal course of business, through a combination of whole loan sales to GSEs, Ginnie Mae, and non-agency investors. Prior to 2008, the Company also sold loans through a limited number of Company-sponsored securitizations. When mortgage loans are sold, representations and warranties regarding certain attributes of the loans are made to third party purchasers. Subsequent to the sale, if a material underwriting deficiency or documentation defect is discovered, STM may be obligated to repurchase the mortgage loan or to reimburse an investor for losses incurred (make whole requests) if such deficiency or defect cannot be cured by STM within the specified period following discovery. Additionally, defects in the securitization process or breaches of underwriting and servicing representations and warranties can result in loan repurchases, as well as adversely affect the valuation of MSRs, servicing advances, or other mortgage loan-related exposures, such as

Notes to Consolidated Financial Statements (Unaudited), continued

OREO. These representations and warranties may extend through the life of the mortgage loan. STM’s risk of loss under its representations and warranties is partially driven by borrower payment performance since investors will perform extensive reviews of delinquent loans as a means of mitigating losses.
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
The Company previously reached agreements in principle with Freddie Mac and Fannie Mae that relieve the Company of certain existing and future repurchase obligations related to 2000-2008 vintages for Freddie Mac and 2000-2012 vintages for Fannie Mae. Repurchase requests have declined significantly as a result of the settlements. Repurchase requests from GSEs, Ginnie Mae, and non-agency investors, for all vintages, are illustrated in the following table that summarizes demand activity for the three months ended March 31:

(Dollars in millions)	2015	2014
Beginning pending repurchase requests	$47	$126
Repurchase requests received	20	70
Repurchase requests resolved:
Repurchased	(5)	(6)
Cured	(14)	(35)
Total resolved	(19)	(41)
Ending pending repurchase requests [1]	$48	$155

Percent from non-agency investors:
Pending repurchase requests	5.2%	1.8%
Repurchase requests received	—	0.6
1 Comprised of $45 million and $152 million from the GSEs, and $3 million from non-agency investors at both March 31, 2015 and 2014, respectively.

The repurchase and make whole requests received have been primarily due to alleged material breaches of representations related to compliance with the applicable underwriting standards, including borrower misrepresentation and appraisal issues. STM performs a loan-by-loan review of all requests and contests demands to the extent they are not considered valid.

The following table summarizes the changes in the Company’s reserve for mortgage loan repurchases:

	Three Months Ended March 31
(Dollars in millions)	2015	2014
Balance, at beginning of period	$85	$78
Repurchase (benefit)/provision	(2)	5
Charge-offs, net of recoveries	(1)	—
Balance, at end of period	$82	$83

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
Notwithstanding the aforementioned agreements with Freddie Mac and Fannie Mae settling certain aspects of the Company's repurchase obligations, those institutions preserve their right to require repurchases arising from certain types of events, and that preservation of rights can impact future losses of the Company. While the repurchase reserve includes the estimated cost of settling claims related to required repurchases, the Company's estimate of losses depends on its assumptions regarding GSE and other counterparty behavior, loan performance, home prices, and other factors. The liability is recorded in other liabilities in the Consolidated Balance Sheets, and the related repurchase provision/(benefit) is recognized in mortgage production related income in the Consolidated Statements of Income.
The following table summarizes the carrying value of the Company's outstanding repurchased mortgage loans at March 31, 2015 and December 31, 2014:

(Dollars in millions)	March 31, 2015	December 31, 2014
Performing repurchased mortgage LHFI	$270	$271
Nonperforming repurchased mortgage LHFI	29	29
Nonperforming repurchased mortgage LHFS	—	12
Total carrying value of outstanding repurchased mortgage loans, net of ALLL	$299	$312

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
The Company normally retains servicing rights when loans are transferred; however, servicing rights are occasionally sold to third parties. When MSRs are sold, the Company makes representations and warranties related to servicing standards and

Notes to Consolidated Financial Statements (Unaudited), continued

obligations, and recognizes a liability for contingent losses separate from the reserve for mortgage loan repurchases, which totaled $25 million at both March 31, 2015 and December 31, 2014.

Contingent Consideration
The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. The potential obligation is recorded as an other liability, measured at the fair value of the contingent payments, which totaled $21 million and $27 million at March 31, 2015 and December 31, 2014, respectively.

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
In May 2009, the Company sold its 3.2 million Class B shares to the Visa Counterparty and entered into a derivative with the Visa Counterparty. Under the derivative, the Visa Counterparty is compensated by the Company for any decline in the conversion factor as a result of the outcome of the Litigation. Conversely, the Company is compensated by the Visa Counterparty for any increase in the conversion factor. The amount of payments made or received under the derivative is a function of the 3.2 million shares sold to the Visa Counterparty, the change in conversion rate, and Visa’s share price. The Visa Counterparty, as a result of its ownership of the Class B shares, is impacted by dilutive adjustments to the conversion factor of the Class B shares caused by the Litigation losses. The fair value of the derivative liability was approximately $8 million and $5 million at March 31, 2015 and December 31, 2014, respectively; however, the ultimate impact to the Company could be significantly different based on the outcome of the Litigation.

Tax Credit Investments Sold
STCC, one of the Company's subsidiaries, previously obtained state and federal tax credits through the construction and development of affordable housing properties and continues to obtain state and federal tax credits through investments in affordable housing developments. STCC or its subsidiaries are limited and/or general partners in various partnerships established for the properties. Some of the investments that generate state tax credits may be sold to outside investors.
At March 31, 2015, STCC had four transactions outstanding that contain guarantee provisions stating that STCC will make payment to the outside investors if the tax credits become ineligible. STCC also guarantees that the general partner under the transaction will perform on the delivery of the credits. The guarantees are expected to expire within a fifteen year period from inception. At March 31, 2015, the maximum potential amount that STCC could be obligated to pay under these guarantees is $19 million; however, STCC can seek recourse against the general partner. Additionally, STCC can seek reimbursement from cash flow and residual values of the underlying affordable housing properties, provided that the properties retain value. At March 31, 2015 and December 31, 2014, an immaterial amount was accrued related to the obligation to deliver tax credits, and was recorded in other liabilities in the Consolidated Balance Sheets.

NOTE 13 - DERIVATIVE FINANCIAL INSTRUMENTS
The Company enters into various derivative financial instruments, both in a dealer capacity to facilitate client transactions and as an end user as a risk management tool. ALCO monitors all derivative activities. When derivatives have been entered into with clients, the Company generally manages the risk associated with these derivatives within the framework of its VAR methodology that monitors total daily exposure and seeks to manage the exposure on an overall basis. Derivatives are also used as a risk management tool to hedge the Company’s balance sheet exposure to changes in identified cash flow and fair value risks, either economically or in accordance with hedge accounting provisions. The Company’s Corporate Treasury function is responsible for employing the various hedge accounting strategies to manage these objectives. Additionally, as a normal part of its operations, the Company enters into IRLCs on mortgage loans that are accounted for as freestanding derivatives and has certain contracts containing embedded derivatives that are carried, in their entirety, at fair value. All

Notes to Consolidated Financial Statements (Unaudited), continued

freestanding derivatives and any embedded derivatives that the Company bifurcates from the host contracts are carried at fair value in the Consolidated Balance Sheets in trading assets and derivative instruments and trading liabilities and derivative instruments. The associated gains and losses are either recognized in AOCI, net of tax, or within the Consolidated Statements of Income, depending upon the use and designation of the derivatives.

Credit and Market Risk Associated with Derivative Instruments
Derivatives expose the Company to counterparty credit risk if counterparties to the derivative contracts do not perform as expected. The Company minimizes the credit risk of derivatives by entering into transactions with counterparties with defined exposure limits based on credit quality that are reviewed periodically by the Company’s Credit Risk Management division. The Company’s derivatives may also be governed by an ISDA or other legally enforceable industry standard master netting agreement, and depending on the nature of the derivative, bilateral collateral agreements. The Company and its subsidiaries are subject to OTC derivative clearing requirements, which require certain derivatives to be cleared through central clearing members in which the Company is required to post initial margin. To further mitigate the risk of non-payment, variation margin is received or paid daily based on the net asset or liability position of the contracts. When the Company has more than one outstanding derivative transaction with a single counterparty, and there exists a legal right of offset with that counterparty, the Company considers its exposure to the counterparty to be the net market value of its derivative positions with that counterparty. If the net market value is positive, then the counterparty asset value also reflects held collateral. At March 31, 2015, these net derivative asset positions were $1.2 billion, representing the $1.8 billion of derivative net gains adjusted for cash and other collateral of $602 million that the Company held in relation to these gain positions. At December 31, 2014, net derivative asset positions were $1.1 billion, representing $1.5 billion of derivative net gains, adjusted for cash and other collateral of $386 million that the Company held in relation to these gain positions.
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
For purposes of determining the CVA, the Company incorporates market-based views of counterparty default probabilities derived from observed credit spreads in the CDS market when data of acceptable quality was available. For purposes of estimating the Company’s own credit risk on derivative liability positions, the DVA, the Company utilizes market-based probabilities of default from observed credit spreads of Company-specific CDS. Additionally, counterparty exposure is evaluated by offsetting derivatives positions that are subject to legally enforceable master netting arrangements, as well as by considering the amount of marketable collateral securing the positions. All counterparties and defined exposure limits are explicitly approved under established internal policies and procedures. Counterparties are regularly reviewed and appropriate action is taken to adjust the exposure to certain counterparties as necessary. The Company adjusted the net fair value of its derivative contracts for estimates of net counterparty credit risk by approximately $3 million and $7 million at March 31, 2015 and December 31, 2014, respectively.
Currently, the majority of the Company’s derivatives contain contingencies that relate to the creditworthiness of the Bank. These contingencies, which are contained in industry standard master netting agreements, may be considered events of default. Should the Bank be in default under any of these provisions, the Bank’s counterparties would be permitted to close-out net, at amounts that would approximate the then-fair values of the derivatives, resulting in a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. Additionally, certain of the Company’s derivative liability positions, totaling $1.2 billion and $1.1 billion in fair value at March 31, 2015 and December 31, 2014, respectively, contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an ATE that permits the counterparties to close-out net and apply collateral or, where a CSA is present, require the Bank to post additional collateral. At March 31, 2015, the Bank carried senior long-term debt ratings of A3/A-/BBB+ from Moody’s, S&P, and Fitch, respectively. At March 31, 2015, ATEs have been triggered for less than $1 million in fair value liabilities. The maximum additional liability that could be triggered from ATEs was approximately $29 million at March 31, 2015. At March 31, 2015, $1.2 billion in fair value of derivative liabilities were subject to CSAs, against which the Bank has posted $1.1 billion in collateral, primarily in the form of cash. At March 31, 2015, if requested by the counterparty pursuant to the terms of the CSA, the Bank would be required to post additional collateral of approximately $22 million against these contracts if the Bank were downgraded to Baa3/BBB-. Further downgrades to Ba1/BB+ or below do not contain predetermined collateral posting levels.

Notes to Consolidated Financial Statements (Unaudited), continued

Notional and Fair Value of Derivative Positions
The following tables present the Company’s derivative positions at March 31, 2015 and December 31, 2014. The notional amounts in the tables are presented on a gross basis and have been classified within asset derivatives or liability derivatives based on the estimated fair value of the individual contract at March 31, 2015 and December 31, 2014. Gross positive and gross negative fair value amounts associated with respective notional amounts are presented without consideration of any netting agreements, including collateral arrangements. Net fair value derivative amounts are adjusted on an aggregate basis, where applicable, to take into consideration the effects of legally enforceable master netting agreements, including any cash collateral received or paid, and are recognized in trading assets and derivative instruments or trading liabilities and derivative instruments on the Consolidated Balance Sheets. For contracts constituting a combination of options that contain a written option and a purchased option (such as a collar), the notional amount of each option is presented separately, with the purchased notional amount generally being presented as an asset derivative and the written notional amount being presented as a liability derivative. For contracts that contain a combination of options, the fair value is generally presented as a single value with the purchased notional amount if the combined fair value is positive, and with the written notional amount, if the combined fair value is negative.

	March 31, 2015
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Derivative instruments designated in cash flow hedging relationships [1]
Interest rate contracts hedging floating rate loans	$16,800	$173	$—	$—
Derivative instruments designated in fair value hedging relationships [2]
Interest rate contracts hedging fixed rate debt	4,700	48	600	—
Interest rate contracts hedging brokered CDs	30	—	—	—
Total	4,730	48	600	—
Derivative instruments not designated as hedging instruments [3]
Interest rate contracts hedging:
MSRs	7,379	280	11,891	86
LHFS, IRLCs [4]	2,435	9	4,528	24
Trading activity [5]	62,171	2,554	62,002	2,371
Foreign exchange rate contracts hedging trading activity	2,838	174	2,899	168
Credit contracts hedging:
Loans	—	—	310	4
Trading activity [6]	2,564	23	2,771	24
Equity contracts hedging trading activity [5]	21,462	2,671	27,822	2,953
Other contracts:
IRLCs and other [7]	3,436	45	122	8
Commodities	443	90	438	90
Total	102,728	5,846	112,783	5,728
Total derivative instruments	$124,258	$6,067	$113,383	$5,728

Total gross derivative instruments, before netting		$6,067		$5,728
Less: Legally enforceable master netting agreements		(4,062)		(4,062)
Less: Cash collateral received/paid		(530)		(1,114)
Total derivative instruments, after netting		$1,475		$552
1 See “Cash Flow Hedges” in this Note for further discussion.
2 See “Fair Value Hedges” in this Note for further discussion.
3 See “Economic Hedging and Trading Activities” in this Note for further discussion.
4 Amount includes $576 million of notional amounts related to interest rate futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.
5 Amounts include $10.4 billion and $554 million of notional amounts related to interest rate futures and equity futures, respectively. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag are included in the fair value column of this table. Amounts also include notional amounts related to interest rate swaps hedging fixed rate debt.
6 Asset and liability amounts each include $7 million and $4 million of notional amounts from purchased and written credit risk participation agreements, respectively, whose notional is calculated as the notional of the derivative participated adjusted by the relevant RWA conversion factor.
7 Includes $49 million notional amount that is based on the number of Visa Class B shares, 3.2 million, the conversion ratio from Class B shares to Class A shares, and the Class A share price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Class B shares in the second quarter of 2009. See Note 12, “Guarantees” for additional information.

Notes to Consolidated Financial Statements (Unaudited), continued

	December 31, 2014
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Derivative instruments designated in cash flow hedging relationships [1]
Interest rate contracts hedging floating rate loans	$18,150	$208	$2,850	$8
Derivative instruments designated in fair value hedging relationships [2]
Interest rate contracts hedging fixed rate debt	2,700	30	2,600	1
Interest rate contracts hedging brokered CDs	30	—	—	—
Total	2,730	30	2,600	1
Derivative instruments not designated as hedging instruments [3]
Interest rate contracts hedging:
MSRs	5,172	163	8,807	30
LHFS, IRLCs [4]	1,840	4	4,923	23
Trading activity [5]	61,049	2,405	61,065	2,225
Foreign exchange rate contracts hedging trading activity	2,429	104	2,414	100
Credit contracts hedging:
Loans	—	—	392	5
Trading activity [6]	2,282	20	2,452	20
Equity contracts hedging trading activity [5]	21,875	2,809	28,128	3,090
Other contracts:
IRLCs and other [7]	2,231	25	139	5
Commodities	381	71	374	70
Total	97,259	5,601	108,694	5,568
Total derivative instruments	$118,139	$5,839	$114,144	$5,577

Total gross derivative instruments, before netting		$5,839		$5,577
Less: Legally enforceable master netting agreements		(4,083)		(4,083)
Less: Cash collateral received/paid		(449)		(1,032)
Total derivative instruments, after netting		$1,307		$462
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
5 Amounts include $10.3 billion and $563 million of notional amounts related to interest rate futures and equity futures, respectively. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table. Amounts also include notional amounts related to interest rate swaps hedging fixed rate debt.
6 Asset and liability amounts both include $4 million of notional amounts from purchased and written interest rate swap risk participation agreements, respectively, whose notional is calculated as the notional of the interest rate swap participated adjusted by the relevant RWA conversion factor.
7 Includes $49 million notional amount that is based on the number of Visa Class B shares, 3.2 million, the conversion ratio from Class B shares to Class A shares, and the Class A share price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Class B shares in the second quarter of 2009. See Note 12, “Guarantees” for additional information.

Notes to Consolidated Financial Statements (Unaudited), continued

Impact of Derivative Instruments on the Consolidated Statements of Income and Shareholders’ Equity
The impacts of derivatives on the Consolidated Statements of Income and the Consolidated Statements of Shareholders’ Equity for the three months ended March 31 are presented below. The impacts are segregated between derivatives that are designated in hedge accounting relationships and those that are used for economic hedging or trading purposes, with further identification of the underlying risks in the derivatives and the hedged items, where appropriate. The tables do not disclose the financial impact of the activities that these derivative instruments are intended to hedge.

	Three Months Ended March 31, 2015
(Dollars in millions)	Amount of pre-tax gain recognized in OCI on Derivatives (Effective Portion)	Classification of gain reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain reclassified from AOCI into Income (Effective Portion)
Derivative instruments in cash flow hedging relationships:
Interest rate contracts hedging floating rate loans [1]	$125	Interest and fees on loans	$35
1 During the three months ended March 31, 2015, the Company also reclassified $19 million of pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated and are reclassified into earnings consistent with the pattern of net cash flows expected to be recognized.

	Three Months Ended March 31, 2015
(Dollars in millions)	Amount of gain on Derivatives recognized in Income	Amount of loss on related Hedged Items recognized in Income	Amount of gain/(loss) recognized in Income on Hedges (Ineffective Portion)
Derivative instruments in fair value hedging relationships:
Interest rate contracts hedging fixed rate debt [1]	$14	($14)	$—
Interest rate contracts hedging brokered CDs [1]	—	—	—
Total	$14	($14)	$—
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of (loss)/gain recognized in Income on Derivatives	Amount of (loss)/gain recognized in Income on Derivatives during the Three Months Ended March 31, 2015
Derivative instruments not designated as hedging instruments:
Interest rate contracts hedging:
MSRs	Mortgage servicing related income	$88
LHFS, IRLCs	Mortgage production related income	(43)
Trading activity	Trading income	15
Foreign exchange rate contracts hedging trading activity	Trading income	56
Credit contracts hedging trading activity	Trading income	6
Equity contracts hedging trading activity	Trading income	3
Other contracts - IRLCs	Mortgage production related income	81
Total		$206

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended March 31, 2014
(Dollars in millions)	Amount of pre-tax gain recognized in OCI on Derivatives (Effective Portion)	Classification of gain reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain reclassified from AOCI into Income (Effective Portion)
Derivative instruments in cash flow hedging relationships:
Interest rate contracts hedging floating rate loans [1]	$23	Interest and fees on loans	$76
1 During the three months ended March 31, 2014, the Company also reclassified $26 million pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated and are reclassified into earnings consistent with the pattern of net cash flows expected to be recognized.

	Three Months Ended March 31, 2014
(Dollars in millions)	Amount of gain on Derivatives recognized in Income	Amount of loss on related Hedged Items recognized in Income	Amount of gain/(loss )recognized in Income on Hedges (Ineffective Portion)
Derivative instruments in fair value hedging relationships:
Interest rate contracts hedging fixed rate debt [1]	$9	($9)	$—
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of gain/(loss) recognized in Income on Derivatives	Amount of gain/(loss) recognized in Income on Derivatives during the Three Months Ended March 31, 2014
Derivative instruments not designated as hedging instruments:
Interest rate contracts hedging:
MSRs	Mortgage servicing related income	$55
LHFS, IRLCs	Mortgage production related income	(34)
Trading activity	Trading income	14
Foreign exchange rate contracts hedging trading activity	Trading income	5
Credit contracts hedging trading activity	Trading income	4
Equity contracts hedging trading activity	Trading income	1
Other contracts - IRLCs	Mortgage production related income	60
Total		$105

Notes to Consolidated Financial Statements (Unaudited), continued

Netting of Derivative Instruments
The Company has various financial assets and financial liabilities that are subject to enforceable master netting agreements or similar agreements. The Company's securities borrowed or purchased under agreements to resell, and securities sold under agreements to repurchase, that are subject to enforceable master netting agreements or similar agreements, are discussed in Note 2, "Federal Funds Sold and Securities Financing Activities." The Company enters into ISDA or other legally enforceable industry standard master netting agreements with derivative counterparties. Under the terms of the master netting agreements, all transactions between the Company and the counterparty constitute a single business relationship such that in the event of default, the nondefaulting party is entitled to set off claims and apply property held by that party in respect of any transaction against obligations owed. Any payments, deliveries, or other transfers may be applied against each other and netted.

The following tables present total gross derivative instrument assets and liabilities at March 31, 2015 and December 31, 2014, which are adjusted to reflect the effects of legally enforceable master netting agreements and cash collateral received or paid on the net amount reported in the Consolidated Balance Sheets. Also included in the tables are financial instrument collateral related to legally enforceable master netting agreements that represents securities collateral received or pledged and customer cash collateral held at third party custodians. These amounts are not offset on the Consolidated Balance Sheets but are shown as a reduction to total derivative instrument assets and liabilities to derive net derivative instrument assets and liabilities. These amounts are limited to the derivative asset/liability balance, and accordingly, do not include excess collateral received/pledged.

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
March 31, 2015
Derivative instrument assets:
Derivatives subject to master netting arrangement or similar arrangement	$5,408	$4,172	$1,236		$72	$1,164
Derivatives not subject to master netting arrangement or similar arrangement	45	—	45		—	45
Exchange traded derivatives	614	420	194		—	194
Total derivative instrument assets	$6,067	$4,592	$1,475	[1]	$72	$1,403

Derivative instrument liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$5,185	$4,756	$429		$27	$402
Derivatives not subject to master netting arrangement or similar arrangement	119	—	119		—	119
Exchange traded derivatives	424	420	4		—	4
Total derivative instrument liabilities	$5,728	$5,176	$552	[2]	$27	$525

December 31, 2014
Derivative instruments assets:
Derivatives subject to master netting arrangement or similar arrangement	$5,127	$4,095	$1,032		$63	$969
Derivatives not subject to master netting arrangement or similar arrangement	25	—	25		—	25
Exchange traded derivatives	687	437	250		—	250
Total derivative instrument assets	$5,839	$4,532	$1,307	[1]	$63	$1,244

Derivative instrument liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$5,001	$4,678	$323		$12	$311
Derivatives not subject to master netting arrangement or similar arrangement	133	—	133		—	133
Exchange traded derivatives	443	437	6		—	6
Total derivative instrument liabilities	$5,577	$5,115	$462	[2]	$12	$450
1 At March 31, 2015, $1.5 billion, net of $530 million offsetting cash collateral, is recognized in trading assets and derivative instruments within the Company's Consolidated Balance Sheets.
At December 31, 2014, $1.3 billion, net of $449 million offsetting cash collateral, is recognized in trading assets and derivative instruments within the Company's Consolidated Balance Sheets.
2 At March 31, 2015, $552 million, net of $1.1 billion offsetting cash collateral, is recognized in trading liabilities and derivative instruments within the Company's Consolidated Balance Sheets. At December 31, 2014, $462 million, net of $1.0 billion offsetting cash collateral, is recognized in trading liabilities and derivative instruments within the Company's Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Unaudited), continued

Credit Derivative Instruments
As part of SunTrust's trading businesses, the Company enters into contracts that are, in form or substance, written guarantees: specifically, CDS, risk participations, and TRS. The Company accounts for these contracts as derivatives and, accordingly, recognizes these contracts at fair value, with changes in fair value recognized in trading income in the Consolidated Statements of Income.
The Company writes CDS, which are agreements under which the Company receives premium payments from its counterparty for protection against an event of default of a reference asset. In the event of default under the CDS, the Company would either settle net cash or make a cash payment to its counterparty and take delivery of the defaulted reference asset, from which the Company may recover all, a portion, or none of the credit loss, depending on the performance of the reference asset. Events of default, as defined in the CDS agreements, are generally triggered upon the failure to pay and similar events related to the issuer(s) of the reference asset. At March 31, 2015 and December 31, 2014, all written CDS contracts reference single name corporate credits or corporate credit indices. When the Company has written CDS, it has generally entered into offsetting CDS for the underlying reference asset, under which the Company paid a premium to its counterparty for protection against an event of default on the reference asset. The counterparties to these purchased CDS are generally of high creditworthiness and typically have ISDA master netting agreements in place that subject the CDS to master netting provisions, thereby mitigating the risk of non-payment to the Company. As such, at March 31, 2015, the Company did not have any material risk of making a non-recoverable payment on any written CDS. During 2015 and 2014, the only instances of default on written CDS were driven by credit indices with constituent credit default. In all cases where the Company made resulting cash payments to settle, the Company collected like amounts from the counterparties to the offsetting purchased CDS.
At March 31, 2015 and December 31, 2014, the written CDS had remaining terms of five years and four years, respectively. The fair values of written CDS were $3 million and $1 million at March 31, 2015 and December 31, 2014, respectively. The maximum guarantees outstanding at March 31, 2015 and December 31, 2014, as measured by the gross notional amounts of written CDS, were $284 million and $20 million, respectively, which represent the curtailment of a mirror purchase CDS positions. At March 31, 2015 and December 31, 2014, the gross notional amounts of purchased CDS contracts were $494 million and $190 million, respectively. The fair values of purchased CDS were $9 million and $5 million at March 31, 2015 and December 31, 2014, respectively.
The Company has also entered into TRS contracts on loans. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same amount on the matched TRS. To mitigate its credit risk, the Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral if the fair value of the underlying reference assets deteriorates. There were $2.3 billion of outstanding TRS notional balances at both March 31, 2015 and December 31, 2014. The fair values of the TRS assets and liabilities at

March 31, 2015 were $20 million and $15 million, respectively, and related collateral held at March 31, 2015 was $381 million. The fair values of the TRS assets and liabilities at December 31, 2014 were $19 million and $14 million, respectively, and related collateral held at December 31, 2014 was $373 million. For additional information on the Company's TRS contracts, see Note 8, "Certain Transfers of Financial Assets and Variable Interest Entities."
The Company writes risk participations, which are credit derivatives, whereby the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on a derivative, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative. The Company monitors its payment risk on its risk participations by monitoring the creditworthiness of the obligors, which is based on the normal credit review process the Company would have performed had it entered into the derivative directly with the obligors. The obligors are all corporations or partnerships. The Company continues to monitor the creditworthiness of the obligors and the likelihood of payment could change at any time due to unforeseen circumstances. To date, no material losses have been incurred related to the Company’s written risk participations. At March 31, 2015, the remaining terms on these risk participations generally ranged from zero to eight years, with a weighted average on the maximum estimated exposure of five years. The Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $31 million at both March 31, 2015 and December 31, 2014. The fair values of the written risk participations were immaterial at both March 31, 2015 and December 31, 2014. As part of its trading activities, the Company may enter into purchased risk participations to mitigate credit exposure to a derivative counterparty.

Cash Flow Hedging Instruments
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
Interest rate swaps have been designated as hedging the exposure to the benchmark interest rate risk associated with floating rate loans. At March 31, 2015, the hedge maturities for hedges of floating rate loans ranged from zero to five years, with the weighted average being 2.5 years. Ineffectiveness on these hedges was immaterial for all periods presented. At March 31, 2015, $208 million of the deferred net gains on derivatives that are recognized in AOCI are expected to be reclassified to net interest income over the next twelve months in connection with the recognition of interest income on these hedged items. The amount to be reclassified into income includes both active and

Notes to Consolidated Financial Statements (Unaudited), continued

terminated or de-designated cash flow hedges. The Company may choose to terminate or de-designate a hedging relationship in this program due to a change in the risk management objective for that specific hedge item, which may arise in conjunction with an overall balance sheet management strategy.

Fair Value Hedging Instruments
The Company enters into interest rate swap agreements as part of the Company’s risk management objectives for hedging its exposure to changes in fair value due to changes in interest rates. These hedging arrangements convert Company-issued fixed rate, long-term debt to floating rates. Consistent with this objective, the Company reflects the accrued contractual interest on the hedged item and the related swaps as part of current period interest expense. There were no components of derivative gains or losses excluded in the Company’s assessment of hedge effectiveness related to the fair value hedges.
Economic Hedging Instruments and Trading Activities
In addition to designated hedge accounting relationships, the Company also enters into derivatives as an end user to economically hedge risks associated with certain non-derivative and derivative instruments, along with entering into derivatives in a trading capacity with its clients.
The primary risks that the Company economically hedges are interest rate risk, foreign exchange risk, and credit risk. Economic hedging objectives are accomplished by entering into offsetting derivatives either on an individual basis or collectively on a macro basis and generally accomplish the Company’s goal of mitigating the targeted risk.
The Company utilizes interest rate derivatives to mitigate exposures from various instruments, including:

•	MSRs. The Company hedges these instruments with a combination of mortgage and interest rate derivatives,

including forward and option contracts, futures, and forward rate agreements.

•	IRLCs and mortgage LHFS. The Company hedges these instruments using forward contracts, futures, and option contracts.
The Company is exposed to volatility and changes in foreign exchange rates associated with certain commercial loans. To hedge against this foreign exchange rate risk, the Company enters into foreign exchange rate contracts that provide for the future receipt and delivery of foreign currency at previously agreed-upon terms.
The Company enters into CDS to hedge credit risk associated with certain loans held within its Wholesale Banking segment. The Company accounts for these contracts as derivatives and, accordingly, recognizes these contracts at fair value, with changes in fair value recognized in other noninterest income in the Consolidated Statements of Income.
Trading activity primarily includes interest rate swaps, equity derivatives, CDS, futures, options, foreign currency contracts, and commodities. These derivatives are entered into in a dealer capacity to facilitate client transactions, or are utilized as a risk management tool by the Company as an end user (predominantly in certain macro-hedging strategies). The macro-hedging strategies are focused on managing the Company’s overall interest rate risk exposure that is not otherwise hedged by derivatives or in connection with specific hedges and, therefore, the Company does not specifically associate individual derivatives with specific assets or liabilities.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 14 - FAIR VALUE ELECTION AND MEASUREMENT
The Company measures certain assets and liabilities at fair value, which are classified as level 1, 2, or 3 within the fair value hierarchy, as shown below, on the basis of whether the measurement employs observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions taking into account information about market participant assumptions that is readily available.

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
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s recurring fair value measurements are based on a requirement to measure such assets and liabilities at fair value or the Company’s election to measure certain financial assets and liabilities at fair value. Assets and liabilities that are required to be measured at fair value on a recurring basis include trading securities, securities AFS, and derivative financial instruments. Assets and liabilities that the Company has elected to measure at fair value on a recurring basis include MSRs and certain LHFS, LHFI, trading loans, and issuances of fixed rate debt.
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
The Company uses various valuation techniques and assumptions in estimating fair value. The assumptions used to estimate the value of an instrument have varying degrees of impact to the overall fair value of an asset or liability. This process involves the gathering of multiple sources of information, including broker quotes, values provided by pricing services, trading activity in other identical or similar securities, market indices, and pricing matrices. When observable market prices for the asset or liability are not available, the Company employs various modeling techniques, such as discounted cash flow analyses to estimate fair value. Models used to produce material financial reporting information are validated prior to use and following any material change in methodology. Their performance is monitored quarterly, and any material deterioration in model performance is addressed. This review is performed by an internal group that reports to the Corporate Risk Function.
The Company has formal processes and controls in place to support the appropriateness of its fair value estimates. For fair values obtained from a third party, or those that include certain trader estimates of fair value, there is an independent price validation function that provides oversight for these estimates. For level 2 instruments and certain level 3 instruments, the validation generally involves evaluating pricing received from two or more other third party pricing sources that are widely used by market participants. The Company evaluates this pricing information from both a qualitative and quantitative perspective and determines whether any pricing differences exceed acceptable thresholds. If these thresholds are exceeded, the Company assesses differences in valuation approaches used, which may include contacting a pricing service to gain further insight into the valuation of a particular security or class of securities to resolve the pricing variance, which could include an adjustment to the price used for financial reporting purposes.
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
Determining whether to classify an instrument as level 3 involves judgment and is based on a variety of subjective factors, including whether a market is inactive. A market is considered inactive if significant decreases in the volume and level of activity for the asset or liability have been observed. In making this determination the Company evaluates the number of recent transactions in either the primary or secondary market, whether price quotations are current, the nature of market participants, the variability of price quotations, the breadth of bid/ask spreads, declines in (or the absence of) new issuances, and the availability of public information. When a market is determined to be inactive, significant adjustments may be made to price indications when estimating fair value. In making these adjustments the Company seeks to employ assumptions a market participant would use to value the asset or liability, including consideration of illiquidity in the referenced market.

Notes to Consolidated Financial Statements (Unaudited), continued

Recurring Fair Value Measurements
The following tables present certain information regarding assets and liabilities measured at fair value on a recurring basis and the changes in fair value for those specific financial instruments for which fair value has been elected.

	March 31, 2015
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments [1]	Assets/Liabilities at Fair Value
Assets
Trading assets and derivative instruments:
U.S. Treasury securities	$451	$—	$—	$—	$451
Federal agency securities	—	327	—	—	327
U.S. states and political subdivisions	—	100	—	—	100
MBS - agency	—	575	—	—	575
CLO securities	—	3	—	—	3
Corporate and other debt securities	—	646	—	—	646
CP	—	239	—	—	239
Equity securities	46	—	—	—	46
Derivative instruments	615	5,407	45	(4,592)	1,475
Trading loans	—	2,733	—	—	2,733
Total trading assets and derivative instruments	1,112	10,030	45	(4,592)	6,595

Securities AFS:
U.S. Treasury securities	2,145	—	—	—	2,145
Federal agency securities	—	476	—	—	476
U.S. states and political subdivisions	—	186	6	—	192
MBS - agency	—	22,952	—	—	22,952
MBS - private	—	—	119	—	119
ABS	—	—	21	—	21
Corporate and other debt securities	—	34	5	—	39
Other equity securities [2]	201	—	616	—	817
Total securities AFS	2,346	23,648	767	—	26,761

Residential LHFS	—	2,073	4	—	2,077
LHFI	—	—	268	—	268
MSRs	—	—	1,181	—	1,181

Liabilities
Trading liabilities and derivative instruments:
U.S. Treasury securities	614	—	—	—	614
Federal agency securities	—	2	—	—	2
MBS - agency	—	3	—	—	3
Corporate and other debt securities	—	288	—	—	288
Derivative instruments	425	5,295	8	(5,176)	552
Total trading liabilities and derivative instruments	1,039	5,588	8	(5,176)	1,459

Long-term debt	—	1,281	—	—	1,281
Other liabilities [3]	—	—	21	—	21
1 Amounts represent offsetting cash collateral received from, and paid to, the same derivative counterparties, and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists.
2 Includes $207 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, $201 million in mutual fund investments, and $7 million of other.
3 Includes contingent consideration obligations related to acquisitions.

Notes to Consolidated Financial Statements (Unaudited), continued

	December 31, 2014
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments [1]	Assets/Liabilities at Fair Value
Assets
Trading assets and derivative instruments:
U.S. Treasury securities	$267	$—	$—	$—	$267
Federal agency securities	—	547	—	—	547
U.S. states and political subdivisions	—	42	—	—	42
MBS - agency	—	545	—	—	545
CLO securities	—	3	—	—	3
Corporate and other debt securities	—	509	—	—	509
CP	—	327	—	—	327
Equity securities	45	—	—	—	45
Derivative instruments	688	5,126	25	(4,532)	1,307
Trading loans	—	2,610	—	—	2,610
Total trading assets and derivative instruments	1,000	9,709	25	(4,532)	6,202

Securities AFS:
U.S. Treasury securities	1,921	—	—	—	1,921
Federal agency securities	—	484	—	—	484
U.S. states and political subdivisions	—	197	12	—	209
MBS - agency	—	23,048	—	—	23,048
MBS - private	—	—	123	—	123
ABS	—	—	21	—	21
Corporate and other debt securities	—	36	5	—	41
Other equity securities [2]	138	—	785	—	923
Total securities AFS	2,059	23,765	946	—	26,770

Residential LHFS	—	1,891	1	—	1,892
LHFI	—	—	272	—	272
MSRs	—	—	1,206	—	1,206

Liabilities
Trading liabilities and derivative instruments:
U.S. Treasury securities	485	—	—	—	485
MBS - agency	—	1	—	—	1
Corporate and other debt securities	—	279	—	—	279
Derivative instruments	444	5,128	5	(5,115)	462
Total trading liabilities and derivative instruments	929	5,408	5	(5,115)	1,227

Long-term debt	—	1,283	—	—	1,283
Other liabilities [3]	—	—	27	—	27
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

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present the difference between the aggregate fair value and the UPB of trading loans, LHFS, LHFI, and long-term debt instruments for which the FVO has been elected. For LHFS and LHFI for which the FVO has been elected, the tables also include the difference between aggregate fair value and the UPB of loans in nonaccrual status.

(Dollars in millions)	Aggregate Fair Value at March 31, 2015	Aggregate UPB under FVO at March 31, 2015	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,733	$2,686	$47
LHFS	2,077	2,005	72
LHFI	265	274	(9)
Nonaccrual	3	4	(1)
Liabilities:
Long-term debt	1,281	1,176	105

(Dollars in millions)	Aggregate Fair Value at December 31, 2014	Aggregate UPB under FVO at December 31, 2014	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,610	$2,589	$21
LHFS	1,891	1,817	74
Nonaccrual	1	1	—
LHFI	269	281	(12)
Nonaccrual	3	5	(2)
Liabilities:
Long-term debt	1,283	1,176	107

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present the change in fair value during the three months ended March 31, 2015 and 2014 of financial instruments for which the FVO has been elected, as well as MSRs. The tables do not reflect the change in fair value attributable to the related economic hedges the Company uses to mitigate the market-related risks associated with the financial instruments. Generally, the changes in the fair value of economic hedges are recognized in trading income, mortgage production related income, or mortgage servicing related income, as appropriate, and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below. The Company’s economic hedging activities are deployed at both the instrument and portfolio level.

	Fair Value Gain/(Loss) for the Three Months Ended March 31, 2015 for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current Period Earnings [2]
Assets:
Trading loans	$4	$—	$—	$4
LHFS	—	12	—	12
LHFI	—	2	—	2
MSRs	—	1	(126)	(125)
Liabilities:
Long-term debt	1	—	—	1
1 Income related to LHFS does not include income from IRLCs. For the three months ended March 31, 2015, income related to MSRs includes mortgage servicing income recognized upon the sale of loans reported at LOCOM.
2 Changes in fair value for the three months ended March 31, 2015 exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, LHFI, and long-term debt that have been elected to be carried at fair value are recognized in interest income or interest expense in the Consolidated Statements of Income.

	Fair Value Gain/(Loss) for the Three Months Ended March 31, 2014 for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current Period Earnings [2]
Assets:
Trading loans	$6	$—	$—	$6
LHFS	—	(1)	—	(1)
LHFI	—	4	—	4
MSRs	—	—	(81)	(81)
Liabilities:
Brokered time deposits	3	—	—	3
Long-term debt	(8)	—	—	(8)
1 Income related to LHFS does not include income from IRLCs. For the three months ended March 31, 2014, income related to MSRs includes mortgage servicing income recognized upon the sale of loans reported at LOCOM.
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

Notes to Consolidated Financial Statements (Unaudited), continued

The following is a discussion of the valuation techniques and inputs used in estimating fair value measurements for assets and liabilities measured at fair value on a recurring basis and classified as level 2 or 3.
Trading Assets and Derivative Instruments and Securities Available for Sale
Unless otherwise indicated, trading assets are priced by the trading desk and securities AFS are valued by an independent third party pricing service.

Federal agency securities
The Company includes in this classification securities issued by federal agencies and GSEs. Agency securities consist of debt obligations issued by HUD, FHLB, and other agencies or collateralized by loans that are guaranteed by the SBA and are, therefore, backed by the full faith and credit of the U.S. government. For SBA instruments, the Company estimated fair value based on pricing from observable trading activity for similar securities or obtained fair values from a third party pricing service. Accordingly, the Company classified these instruments as level 2.
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
Level 3 AFS municipal securities at March 31, 2015 and December 31, 2014 includes bonds that are only redeemable with the issuer at par and cannot be traded in the market. As such, no significant observable market data for these instruments is available, therefore these securities are priced at par.

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
MBS – private
Private MBS includes purchased interests in third party securitizations, as well as retained interests in Company-sponsored securitizations of 2006 and 2007 vintage residential mortgages (including both prime jumbo fixed rate collateral and floating rate collateral). At the time of purchase or origination, these securities had high investment grade ratings; however, through the credit crisis, they have experienced deterioration in credit quality leading to downgrades to non-investment grade levels. Generally, the Company obtains pricing for its securities from an independent pricing service. The Company evaluates third party pricing to determine the reasonableness of the information relative to changes in market data, such as any recent trades, information received from market participants and analysts, and/or changes in the underlying collateral performance. The Company continued to classify private MBS as level 3, as the Company believes that available third party pricing relies on significant unobservable assumptions, as evidenced by a persistently wide bid-ask price range and variability in pricing from the pricing services, particularly for the vintage and exposures held by the Company.

CLO securities
The Company has a CLO preference share exposure valued at $3 million at March 31, 2015 based on pricing from observable trading activity for similar securities. Accordingly, the Company has classified these instruments as level 2.

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

Derivative instruments
The Company holds derivative instruments for both trading purposes and risk management purposes.
Level 1 derivative instruments generally include exchange-traded futures or option contracts for which pricing is readily available. The Company’s level 2 instruments are predominantly OTC swaps, options, and forwards, measured using observable market assumptions for interest rates, foreign exchange, equity, and credit. Because fair values for OTC contracts are not readily available, the Company estimates fair values using internal, but standard, valuation models. The

Notes to Consolidated Financial Statements (Unaudited), continued

selection of valuation models is driven by the type of contract: for option-based products, the Company uses an appropriate option pricing model such as Black-Scholes. For forward-based products, the Company’s valuation methodology is generally a discounted cash flow approach.
Level 2 derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. To this end, the Company has evaluated liquidity premiums required by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and its counterparties, its net exposures, and remaining maturities in determining the appropriate fair value adjustments to record. See Note 13, “Derivative Financial Instruments,” for additional information on the Company's derivative instruments.
The Company's level 3 derivatives include IRLCs that satisfy the criteria to be treated as derivative financial instruments. The fair value of IRLCs on residential LHFS, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on the Company’s historical data and reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. As pull-through rates increase, the fair value of IRLCs also increases. Servicing value is included in the fair value of IRLCs, and the fair value of servicing is determined by projecting cash flows, which are then discounted to estimate an expected fair value. The fair value of servicing is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. Because these inputs are not transparent in market trades, IRLCs are considered to be level 3 assets. During the three months ended March 31, 2015 and 2014, the Company transferred $60 million and $55 million, respectively, of net IRLCs out of level 3 as the associated loans were closed.

Trading loans
The Company engages in certain businesses whereby the election to measure loans at fair value for financial reporting aligns with the underlying business purpose. Specifically, the loans that are included within this classification are: (i) loans made or acquired in connection with the Company’s TRS business, (ii) loans backed by the SBA, and (iii) the loan sales and trading business within the Company’s Wholesale Banking segment. See Note 8, "Certain Transfers of Financial Assets and Variable Interest Entities," and Note 13, “Derivative Financial Instruments,” for further discussion of this business. All of these loans are classified as level 2, due to the market data that the Company uses in the estimate of fair value.
The loans made in connection with the Company’s TRS business are short-term, demand loans, whereby the repayment is senior in priority and whose value is collateralized. While these loans do not trade in the market, the Company believes that the par amount of the loans approximates fair value and no unobservable assumptions are used by the Company to value these loans. At both March 31, 2015 and December 31, 2014, the Company had outstanding $2.3 billion of such short-term loans carried at fair value.
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
The loans from the Company’s sales and trading business are commercial and corporate leveraged loans that are either traded in the market or for which similar loans trade. The Company elected to measure these loans at fair value since they are actively traded. For the three months ended March 31, 2015 and 2014, the Company recognized an immaterial amount of gains in the Consolidated Statements of Income due to changes in fair value attributable to instrument-specific credit risk. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the Company does not believe that trading activity qualifies the loans as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded. At March 31, 2015 and December 31, 2014, $394 million and $284 million, respectively, of loans related to the Company’s trading business were held in inventory.

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
Level 2 LHFS are primarily agency loans which trade in active secondary markets and are priced using current market pricing for similar securities adjusted for servicing, interest rate risk, and credit risk. Non-agency residential mortgages are also included in level 2 LHFS. Transfers of certain mortgage LHFS into level 3 during the three months ended March 31, 2015 and 2014 were not due to using alternative valuation approaches, but were largely due to borrower defaults or the identification of other loan defects impacting the marketability of the loans.
For residential loans that the Company has elected to measure at fair value, the Company considers the component of the fair value changes due to instrument-specific credit risk, which is intended to be an approximation of the fair value change attributable to changes in borrower-specific credit risk. For the

Notes to Consolidated Financial Statements (Unaudited), continued

three months ended March 31, 2015 and 2014, gains or losses the Company recognized in the Consolidated Statements of Income due to changes in fair value attributable to borrower-specific credit risk were immaterial. In addition to borrower-specific credit risk, there are other, more significant, variables that drive changes in the fair values of the loans, including interest rates and general conditions in the markets for the loans.
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
Mortgage Servicing Rights
The Company records MSR assets at fair value using a discounted cash flow approach. The fair values of MSRs are impacted by a variety of factors, including prepayment assumptions, spreads, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. The underlying assumptions and estimated values are corroborated by values received from independent third parties based on their review of the servicing portfolio, and comparisons to market transactions. Because these inputs are not transparent in market trades, MSRs are classified as level 3 assets. For additional information see Note 7, "Goodwill and Other Intangible Assets."

Liabilities
Trading liabilities and derivative instruments
Trading liabilities are primarily comprised of derivative contracts, but also include various contracts (primarily U.S. Treasury securities, corporate and other debt securities) that the Company uses in certain of its trading businesses. The Company employs the same valuation methodologies for these derivative contracts and securities as are discussed within the corresponding sections herein under “Trading Assets and Derivative Instruments and Securities Available for Sale.”
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
Long-term debt
The Company has elected to measure at fair value certain fixed rate debt issuances of public debt which are valued by obtaining quotes from a third party pricing service and utilizing broker quotes to corroborate the reasonableness of those marks. Additionally, information from market data of recent observable trades and indications from buy side investors, if available, are taken into consideration as additional support for the value. Due to the availability of this information, the Company determined that the appropriate classification for the debt is level 2. The election to fair value the debt was made to align the accounting for the debt with the accounting for offsetting derivative positions without having to apply hedge accounting, thus avoiding the complex and time consuming fair value hedge accounting requirements.
The Company’s public debt measured at fair value impacts earnings predominantly through changes in the Company’s credit spreads as the Company has entered into derivative financial instruments that economically convert the interest rate on the debt from a fixed to a floating rate. The estimated earnings impact from changes in credit spreads above U.S. Treasury rates were losses of $4 million and $17 million for the three months ended March 31, 2015 and 2014, respectively.

Other liabilities
The Company’s other liabilities that are measured at fair value on a recurring basis include contingent consideration obligations related to acquisitions. Contingent consideration associated with acquisitions is adjusted to fair value until settled. As the assumptions used to measure fair value are based on internal metrics that are not market observable, the earn-out is considered a level 3 liability.

Notes to Consolidated Financial Statements (Unaudited), continued

The valuation technique and range, including weighted average, of the unobservable inputs associated with the Company's level 3 assets and liabilities are as follows:

	Level 3 Significant Unobservable Input Assumptions
(Dollars in millions)	Fair value March 31, 2015	Valuation Technique	Unobservable Input [1]	Range (weighted average)
Assets
Trading assets and derivative instruments:
Derivative instruments, net [2]	$37	Internal model	Pull through rate	38-100% (74%)
			MSR value	38-217 bps (115 bps)
Securities AFS:
U.S. states and political subdivisions	6	Cost	N/A
MBS - private	119	Third party pricing	N/A
ABS	21	Third party pricing	N/A
Corporate and other debt securities	5	Cost	N/A
Other equity securities	616	Cost	N/A
Residential LHFS	4	Monte Carlo/Discounted cash flow	Option adjusted spread	162-165 bps (165 bps)
			Conditional prepayment rate	2-20 CPR (13 CPR)
			Conditional default rate	0-2 CDR (0.50 CDR)
LHFI	264	Monte Carlo/Discounted cash flow	Option adjusted spread	0-450 bps (283 bps)
			Conditional prepayment rate	4-35 CPR (14.25 CPR)
			Conditional default rate	0-5 CDR (1.75 CDR)
	4	Collateral based pricing	Appraised value	NM [4]
MSRs	1,181	Monte Carlo/Discounted cash flow	Conditional prepayment rate	2-21 CPR (11 CPR)
			Option adjusted spread	(4)-40% (9%)
Liabilities
Other liabilities [3]	21	Internal model	Loan production volume	0-150% (142%)
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
4 Not meaningful.

Notes to Consolidated Financial Statements (Unaudited), continued

	Level 3 Significant Unobservable Input Assumptions
(Dollars in millions)	Fair value December 31, 2014	Valuation Technique	Unobservable Input [1]	Range (weighted average)
Assets
Trading assets and derivative instruments:
Derivative instruments, net [2]	$20	Internal model	Pull through rate	40-100% (75%)
			MSR value	39-218 bps (107 bps)
Securities AFS:
U.S. states and political subdivisions	12	Cost	N/A
MBS - private	123	Third party pricing	N/A
ABS	21	Third party pricing	N/A
Corporate and other debt securities	5	Cost	N/A
Other equity securities	785	Cost	N/A
Residential LHFS	1	Monte Carlo/Discounted cash flow	Option adjusted spread	145-225 bps (157 bps)
			Conditional prepayment rate	1-30 CPR (15 CPR)
			Conditional default rate	0-3 CDR (0.75 CDR)
LHFI	269	Monte Carlo/Discounted cash flow	Option adjusted spread	0-450 bps (286 bps)
			Conditional prepayment rate	4-30 CPR (13.75 CPR)
			Conditional default rate	0-7 CDR (1.75 CDR)
	3	Collateral based pricing	Appraised value	NM [4]
MSRs	1,206	Monte Carlo/Discounted cash flow	Conditional prepayment rate	2-47 CPR (11 CPR)
			Option adjusted spread	(1)-122% (10%)
Liabilities
Other liabilities [3]	27	Internal model	Loan production volume	0-150% (107%)
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
4 Not meaningful.

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (other than MSRs which are disclosed in Note 7, “Goodwill and Other Intangible Assets”). Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. None of the transfers into or out of level 3 have been the result of using alternative valuation approaches to estimate fair values. There were no transfers between level 1 and 2 during the three months ended March 31, 2015 and 2014.

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance January 1, 2015	Included in earnings		OCI		Purchases	Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value March 31, 2015	Included in earnings (held at March 31, 2015) [1]
Assets
Trading assets:
Derivative instruments, net	$20	$77	[2]	$—		$—	$—	$—	($60)	$—	$—	$37	($4)	[2]
Securities AFS:
U.S. states and political subdivisions	12	—		—		—	—	(6)	—	—	—	6	—
MBS - private	123	—		1		—	—	(5)	—	—	—	119	—
ABS	21	—		—		—	—	—	—	—	—	21	—
Corporate and other debt securities	5	—		—		—	—	—	—	—	—	5	—
Other equity securities	785	—		—		21	—	(190)	—	—	—	616	—
Total securities AFS	946	—		1	[3]	21	—	(201)	—	—	—	767	—

Residential LHFS	1	—		—		—	(3)	—	—	6	—	4	—
LHFI	272	3	[4]	—		—	—	(9)	—	2	—	268	2	[4]
Liabilities
Other liabilities	27	4	[5]	—		—	—	(10)	—	—	—	21	—
1 Change in unrealized gains/(losses) included in earnings during the period related to financial assets still held at March 31, 2015.
2 Includes issuances, fair value changes, and expirations and are recognized in mortgage production related income.
3 Amount recognized in OCI is included in change in net unrealized gains on securities AFS, net of tax.
4 Amounts are generally included in mortgage production related income; however, the mark on certain fair value loans is included in trading income.
5 Amounts included in earnings are recognized in other noninterest expense.

Notes to Consolidated Financial Statements (Unaudited), continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance January 1, 2014	Included in earnings		OCI		Purchases	Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value March 31, 2014	Included in earnings (held at March 31, 2014) [1]
Assets
Trading assets and derivatives:
CDO/CLO securities	$54	$11	[3]	$—		$—	($65)	$—	$—	$—	$—	$—	$—
ABS	6	1	[3]	—		—	(7)	—	—	—	—	—	—
Derivative instruments, net	5	60	[2]	—		—	—	1	(55)	—	—	11	—
Total trading assets and derivative instruments	65	72		—		—	(72)	1	(55)	—	—	11	—
Securities AFS:
U.S. states and political subdivisions	34	(2)		1		—	(20)	—	—	—	—	13	—
MBS - private	154	—		3		—	—	(8)	—	—	—	149	—
ABS	21	—		—		—	—	—	—	—	—	21	—
Corporate and other debt securities	5	—		—		—	—	—	—	—	—	5	—
Other equity securities	739	—		—		—	—	(27)	—	—	—	712	—
Total securities AFS	953	(2)	[4]	4	[5]	—	(20)	(35)	—	—	—	900	—

Residential LHFS	3	—		—		—	(2)	—	(4)	5	—	2	—
LHFI	302	4	[6]	—		—	—	(11)	4	—	—	299	3	[6]
Liabilities
Other liabilities	26	—		—		—	—	—	—	—	—	26	—
1 Change in unrealized gains/(losses) included in earnings for the period related to financial assets still held at March 31, 2014.
2 Includes issuances, fair value changes, and expirations and are recognized in mortgage production related income.
3 Amounts included in earnings are recognized in trading income.
4 Amounts included in earnings are recognized in net securities losses.
5 Amounts recognized in OCI are included in change in net unrealized gains on securities AFS, net of tax.
6 Amounts are generally included in mortgage production related income; however, the mark on certain fair value loans is included in trading income.

Non-recurring Fair Value Measurements
The following tables present gains/(losses) recognized on assets still held at period end and measured at fair value on a non-recurring basis for the three months ended March 31, 2015 and for the year ended December 31, 2014. Adjustments to fair value generally result from the application of LOCOM or through write-downs of individual assets. The tables do not reflect changes in fair value attributable to economic hedges the Company may have used to mitigate interest rate risk associated with LHFS and MSRs.

(Dollars in millions)	March 31, 2015	Level 1	Level 2	Level 3	Gains/(Losses) for the Three Months Ended March 31, 2015
LHFS	$41	$—	$—	$41	$1
LHFI	6	—	—	6	—
OREO	17	—	—	17	(3)
Other assets	5	—	—	5	—

(Dollars in millions)	December 31, 2014	Level 1	Level 2	Level 3	Losses for the Year Ended December 31, 2014
LHFS	$1,108	$121	$45	$942	($6)
LHFI	24	—	—	24	—
OREO	29	—	1	28	(6)
Affordable housing	77	—	—	77	(21)
Other assets	225	—	216	9	(64)

Notes to Consolidated Financial Statements (Unaudited), continued

Discussed below are the valuation techniques and inputs used in developing fair value measurements for assets measured at fair value on a non-recurring basis and classified as level 2 or 3.
Loans Held for Sale
At March 31, 2015, level 3 LHFS consisted of tax-exempt municipal leases as the Company elected to actively market these loans for sale. At December 31, 2014 level 1 LHFS consisted of commercial and industrial loans and level 2 assets consisted primarily of agency and non-agency residential mortgages, which were measured using observable collateral valuations, and corporate loans, all of which are accounted for at LOCOM. Level 3 assets at December 31, 2014 consisted primarily of indirect auto loans and tax-exempt municipal leases that incurred non-recurring fair value adjustments upon being transferred to LHFS, as the Company elected to actively market these loans for sale. These loans were valued consistent with the methodology discussed in the Recurring Fair Value Measurement section of this footnote.

Loans Held for Investment
At March 31, 2015 and December 31, 2014, LHFI consisted primarily of consumer and residential real estate loans discharged in Chapter 7 bankruptcy that had not been reaffirmed by the borrower, as well as nonperforming CRE loans for which specific reserves had been recognized. As these loans have been classified as nonperforming, cash proceeds from the sale of the underlying collateral is the expected source of repayment for a majority of these loans. Accordingly, the fair value of these loans is derived from the estimated fair value of the underlying collateral, incorporating market data if available. There were no gains or losses during the three months ended March 31, 2015 or the year ended December 31, 2014 as the charge-offs related to these loans are a component of the ALLL. Due to the lack of market data for similar assets, all of these loans are considered level 3.

OREO
OREO is measured at the lower of cost, or its fair value less costs to sell. Level 2 OREO consists primarily of residential homes, commercial properties, and vacant lots and land for which binding purchase agreements exist. Level 3 OREO consists primarily of residential homes, commercial properties, and vacant lots and land for which initial valuations are based on property-specific appraisals, broker pricing opinions, or other available market information. Updated value estimates are received regularly on level 3 OREO.

Affordable Housing
The Company evaluates its consolidated affordable housing properties for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is recognized if the carrying amount of the property exceeds its fair value.

During the first quarter of 2015, the Company did not recognize impairment on any of its affordable housing properties. During the first quarter of 2014, the Company decided to actively market for sale certain consolidated affordable housing properties, and accordingly, recognized an initial impairment charge of $36 million to adjust the carrying values of these properties to their estimated net realizable values obtained from a third party broker opinion and were considered level 3. Subsequently during 2014, the Company recognized recoveries of $15 million on these affordable housing properties as a result of increased estimated net realizable values. Additionally, the Company recognized an $18 million recovery during the three months ended March 31, 2015 on the sale of legacy affordable housing investments that had previously incurred carrying value adjustments in 2014.

Other Assets
Other assets consist of other repossessed assets, assets under operating leases where the Company is the lessor, land held for sale, and equity method investments.
Other repossessed assets consist of repossessed personal property that is measured at fair value less cost to sell. These assets are considered level 3 as their fair value is determined based on a variety of subjective unobservable factors. During the three months ended March 31, 2015, no losses were recognized by the Company on other repossessed assets as the impairment charges on repossessed personal property are a component of the ALLL.
The Company monitors the fair value of assets under operating leases where the Company is the lessor and recognizes impairment on the leased asset to the extent the carrying value is not recoverable and the fair value is less than its carrying value. Fair value is determined using collateral specific pricing digests, external appraisals, broker opinions, recent sales data from industry equipment dealers, and the discounted cash flows derived from the underlying lease agreement. As market data for similar assets and lease arrangements is available and used in the valuation, these assets are considered level 2. No impairment charges attributable to the fair value of various personal property under operating leases were recognized during the three months ended March 31, 2015. During the year ended December 31, 2014, the Company recognized impairment charges of $59 million attributable to the fair value of various personal property under operating leases.
Land held for sale is recorded at the lesser of carrying value or fair value less cost to sell. Land held for sale is considered level 2 as its fair value is determined based on market comparables and broker opinions. No impairment charges were recognized on land held for sale during the three months ended March 31, 2015. The Company recognized $5 million in impairment charges on land held for sale during the year ended December 31, 2014.

Notes to Consolidated Financial Statements (Unaudited), continued

Fair Value of Financial Instruments
The measured amounts and fair values of the Company’s financial instruments are as follows:

	March 31, 2015		Fair Value Measurement Using
(Dollars in millions)	Measured Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$7,738	$7,738	$7,738	$—	$—	(a)
Trading assets and derivative instruments	6,595	6,595	1,112	5,438	45	(b)
Securities AFS	26,761	26,761	2,346	23,648	767	(b)
LHFS	3,404	3,423	—	2,182	1,241	(c)
LHFI, net	130,487	126,722	—	543	126,179	(d)
Financial liabilities:
Deposits	144,423	144,414	—	144,414	—	(e)
Short-term borrowings	4,582	4,582	—	4,582	—	(f)
Long-term debt	13,012	13,070	—	12,424	646	(f)
Trading liabilities and derivative instruments	1,459	1,459	1,039	412	8	(b)

	December 31, 2014		Fair Value Measurement Using
(Dollars in millions)	Measured Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$8,229	$8,229	$8,229	$—	$—	(a)
Trading assets and derivative instruments	6,202	6,202	1,000	5,177	25	(b)
Securities AFS	26,770	26,770	2,059	23,765	946	(b)
LHFS	3,232	3,240	—	2,063	1,177	(c)
LHFI, net	131,175	126,855	—	545	126,310	(d)
Financial liabilities:
Deposits	140,567	140,562	—	140,562	—	(e)
Short-term borrowings	9,186	9,186	—	9,186	—	(f)
Long-term debt	13,022	13,056	—	12,398	658	(f)
Trading liabilities and derivative instruments	1,227	1,227	929	293	5	(b)

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

(a)	Cash and cash equivalents are valued at their carrying amounts, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments.

(b)
Trading assets and derivative instruments, securities AFS, and trading liabilities and derivative instruments that are classified as level 1 are valued based on quoted market prices. For those instruments classified as level 2 or 3, refer to the respective valuation discussions within this footnote.

(c)
LHFS are generally valued based on observable current market prices or, if quoted market prices are not available, quoted market prices of similar instruments. Refer to the LHFS section within this footnote for further discussion. When valuation assumptions are not readily observable in the market, instruments are valued based on the best available data to approximate fair value. This data may be internally-developed and considers risk premiums that a market participant would require under then-current market conditions.

(d)
LHFI fair values are based on a hypothetical exit price, which does not represent the estimated intrinsic value of the loan if held for investment. The assumptions used are expected to approximate those that a market participant purchasing the loans would use to value the loans, including a market risk premium and liquidity discount. Estimating the fair value of the loan portfolio when loan sales and trading markets are illiquid or nonexistent requires significant judgment.
Generally, the Company measures fair value for LHFI based on estimated future discounted cash flows using current origination rates for loans with similar terms and credit quality, which derived an estimated value of 100% on the loan portfolio’s net carrying value at both March 31, 2015 and December 31, 2014. The value derived from origination rates likely does not represent an exit price; therefore, an incremental market risk and liquidity discount was applied when estimating the fair value of these loans. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans.

(e)
Deposit liabilities with no defined maturity such as DDAs, NOW/money market accounts, and savings accounts have a fair value equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for CDs are estimated using a discounted cash flow approach that applies current interest rates to a schedule of aggregated expected maturities. The assumptions used in the discounted cash flow analysis are expected to approximate

Notes to Consolidated Financial Statements (Unaudited), continued

those that market participants would use in valuing deposits. The value of long-term relationships with depositors is not taken into account in estimating fair values.

(f)
Fair values for short-term borrowings and certain long-term debt are based on quoted market prices for similar instruments or estimated discounted cash flows utilizing the Company’s current incremental borrowing rate for similar types of instruments. For long-term debt that the Company measures at fair value, refer to the respective valuation section within this footnote. For level 3 debt, the terms are unique in nature or there are otherwise no similar instruments that can be used to value the instrument without using significant unobservable assumptions. In this situation, the Company reviews current borrowing rates along with the collateral levels that secure the debt in determining an appropriate fair value adjustment.

Unfunded loan commitments and letters of credit are not included in the table above. At March 31, 2015 and December 31, 2014, the Company had $57.6 billion and $56.5 billion, respectively, of unfunded commercial loan commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related unfunded commitments reserve, which was a combined $61 million and $59 million at March 31, 2015 and December 31, 2014, respectively. No active trading market exists for these instruments, and the estimated fair value does not include any value associated with the borrower relationship. The Company does not estimate the fair values of consumer unfunded lending commitments which can generally be canceled by providing notice to the borrower.

NOTE 15 – CONTINGENCIES
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries are parties to numerous civil claims and lawsuits and subject to regulatory examinations, investigations, and requests for information. Some of these matters involve claims for substantial amounts. The Company’s experience has shown that the damages alleged by plaintiffs or claimants are often overstated, based on unsubstantiated legal theories, unsupported by facts, and/or bear no relation to the ultimate award that a court might grant. Additionally, the outcome of litigation and regulatory matters and the timing of ultimate resolution are inherently difficult to predict. These factors make it difficult for the Company to provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. However, on a case-by-case basis, reserves are established for those legal claims in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company's financial statements at March 31, 2015 reflect the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved.
For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses. For other matters for which a loss is probable or reasonably possible, such an estimate is not possible. For those matters where a loss is reasonably possible and reasonably estimable, management currently estimates the aggregate range of reasonably possible losses as $0 to approximately $170 million in excess of the reserves, if any, related to those matters. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information available at March 31, 2015. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure. Based on current knowledge, it is the opinion of management that liabilities arising from legal claims in excess of the amounts currently reserved, if any, will not have a material impact on the Company’s financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s financial condition, results of operations, or cash flows for any given reporting period.
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

Lehman Brothers Holdings, Inc. Litigation
Beginning in October 2008, STRH, along with other underwriters and individuals, were named as defendants in several individual and putative class action complaints filed in the U.S. District Court for the Southern District of New York and state and federal courts in Arkansas, California, Texas, and Washington. Plaintiffs alleged violations of Sections 11 and 12 of the Securities Act of 1933 and/or state law for allegedly false and misleading disclosures in connection with various debt and preferred stock offerings of Lehman Brothers Holdings, Inc. ("Lehman Brothers") and sought unspecified damages. All cases were transferred for coordination to the multi-district litigation captioned In re Lehman Brothers Equity/Debt Securities Litigation pending in the U.S. District Court for the Southern

Notes to Consolidated Financial Statements (Unaudited), continued

District of New York. Defendants filed a motion to dismiss all claims asserted in the class action. On July 27, 2011, the District Court granted in part and denied in part the motion to dismiss the claims against STRH and the other underwriter defendants in the class action. A settlement with the class plaintiffs was approved by the Court and the class settlement approval process was completed. A number of individual lawsuits and smaller putative class actions remained following the class settlement. STRH settled two such individual actions. The other individual lawsuits were dismissed. The appeal period for two of the individual actions will not expire until the plaintiffs' claims against a third party have been resolved. In one of these individual actions, the plaintiffs have settled with the third party and, upon finalization of that settlement, will be able to appeal the dismissal of their state law claims.

Colonial BancGroup Securities Litigation
Beginning in July 2009, STRH, certain other underwriters, the Colonial BancGroup, Inc. (“Colonial BancGroup”) and certain officers and directors of Colonial BancGroup were named as defendants in a putative class action filed in the U.S. District Court for the Middle District of Alabama entitled In re Colonial BancGroup, Inc. Securities Litigation. The complaint was brought by purchasers of certain debt and equity securities of Colonial BancGroup and seeks unspecified damages. Plaintiffs allege violations of Sections 11 and 12 of the Securities Act of 1933 due to allegedly false and misleading disclosures in the relevant registration statement and prospectus relating to Colonial BancGroup’s goodwill impairment, mortgage underwriting standards, and credit quality. On February 3, 2015, the parties agreed to a settlement of this matter which was preliminarily approved by the Court on March 13, 2015. If finally approved by the Court, this settlement will resolve all remaining claims against STRH.

Bickerstaff v. SunTrust Bank
This case was filed in the Fulton County State Court on July 12, 2010, and an amended complaint was filed on August 9, 2010. Plaintiff asserts that all overdraft fees charged to his account which related to debit card and ATM transactions are actually interest charges and therefore subject to the usury laws of Georgia. Plaintiff has brought claims for violations of civil and criminal usury laws, conversion, and money had and received, and purports to bring the action on behalf of all Georgia citizens who incurred such overdraft fees within the four years before the complaint was filed where the overdraft fee resulted in an interest rate being charged in excess of the usury rate. SunTrust filed a motion to compel arbitration and on March 16, 2012, the Court entered an order holding that SunTrust's arbitration provision is enforceable but that the named plaintiff in the case had opted out of that provision pursuant to its terms. The Court explicitly stated that it was not ruling at that time on the question of whether the named plaintiff could have opted out for the putative class members. SunTrust filed an appeal of this decision, but this appeal was dismissed based on a finding that the appeal was prematurely granted. On April 8, 2013, the plaintiff filed a motion for class certification and that motion was denied on February 19, 2014. Plaintiff appealed the denial of class certification on February 26, 2014. On March 30, 2015, this appeal was denied by the Georgia Court of Appeals.

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
On April 14, 2011, the U.S. Court of Appeals for the Eleventh Circuit (“the Circuit Court”) granted defendants and plaintiffs permission to pursue interlocutory review in separate appeals. The Circuit Court subsequently stayed these appeals pending decision of a separate appeal involving The Home Depot in which substantially similar issues are presented. On May 8, 2012, the Circuit Court decided this appeal in favor of The Home Depot. On March 5, 2013, the Circuit Court issued an order remanding the case to the District Court for further proceedings in light of its decision in The Home Depot case. On September 26, 2013, the District Court granted the defendants' motion to dismiss plaintiffs' claims. Plaintiffs have filed an appeal of this decision in the Circuit Court. Subsequent to the filing of this appeal, the U.S. Supreme Court decided Fifth Third Bancorp v. Dudenhoeffer, which held that employee stock ownership plan fiduciaries receive no presumption of prudence with respect to employer stock plans. The Eleventh Circuit has remanded the case back to the District Court for further proceedings in light of Dudenhoeffer. Defendants currently have a motion to dismiss pending with the District Court.

Mutual Funds Class Actions
On March 11, 2011, the Company and certain officers, directors, and employees of the Company were named in a putative class action alleging that they breached their fiduciary duties under ERISA by offering certain STI Classic Mutual Funds as investment options in the Plan. The plaintiffs purport to represent all current and former Plan participants who held the STI Classic Mutual Funds in their Plan accounts from April 2002 through December 2010 and seek to recover alleged losses these Plan participants supposedly incurred as a result of their investment in the STI Classic Mutual Funds. This action was pending in the U.S. District Court for the Northern District of Georgia, Atlanta Division (the “District Court”). On June 6, 2011, plaintiffs filed an amended complaint, and, on June 20, 2011, defendants filed a motion to dismiss the amended complaint. On March 12, 2012, the Court granted in part and denied in part the motion to dismiss. The Company filed a subsequent motion to dismiss the remainder of the case on the ground that the Court lacked subject matter

Notes to Consolidated Financial Statements (Unaudited), continued

jurisdiction over the remaining claims. On October 30, 2012, the Court dismissed all claims in this action. Immediately thereafter, plaintiffs' counsel initiated a substantially similar lawsuit against the Company naming two new plaintiffs and also filed an appeal of the dismissal with the U.S. Court of Appeals for the Eleventh Circuit. SunTrust filed a motion to dismiss in the new action and this motion was granted. On February 26, 2014, the U.S. Court of Appeals for the Eleventh Circuit upheld the District Court's dismissal. On March 18, 2014, the plaintiffs' counsel filed a motion for reconsideration with the Eleventh Circuit. On August 26, 2014, plaintiffs in the original action filed a Motion for Consolidation of Appeals requesting that the Court consider this appeal jointly with the appeal in the second action. This motion was granted on October 9, 2014 and plaintiffs filed their consolidated appeal on December 16, 2014.
On June 27, 2014, the Company and certain current and former officers, directors, and employees of the Company were named in another putative class action alleging breach of fiduciary duties associated with the inclusion of STI Classic Mutual Funds as investment options in the Plan. This case, Brown, et al. v. SunTrust Banks, Inc., et al., was filed in the U.S. District Court for the District of Columbia. On September 3, 2014, the U.S. District Court for the District of Columbia issued an order transferring the case to the U.S. District Court for the Northern District of Georgia. On November 12, 2014, the Court granted plaintiffs’ motion to stay this case until the U.S. Supreme Court issues a decision in Tibble v. Eidson International. A decision is expected in Tibble by the end of June 2015.

Intellectual Ventures II v. SunTrust Banks, Inc. and SunTrust Bank
This action was filed in the U.S. District Court for the Northern District of Georgia on July 24, 2013. Plaintiff alleges that SunTrust violates one or more of several patents held by plaintiff in connection with SunTrust’s provision of online banking services and other systems and services. Plaintiff seeks damages for alleged patent infringement of an unspecified amount, as well as attorney’s fees and expenses. The matter was stayed on October 7, 2014 pending inter partes review of a number of the claims asserted against SunTrust.

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
On July 25, 2014, the FRB imposed a $160 million civil money penalty as a result of the FRB’s review of the Company’s residential mortgage loan servicing and foreclosure processing practices that preceded the Consent Order. The Company expects to satisfy the entirety of this assessed penalty by providing consumer relief and certain cash payments as contemplated by the settlement with the U.S. and the States Attorneys' General regarding certain mortgage servicing claims, discussed below at “United States Mortgage Servicing Settlement and HUD Investigation of Origination Practices (FHA).”

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

Mortgage Modification Investigation
In the third quarter of 2014, STM resolved claims by the United States Attorney’s Office for the Western District of Virginia and the Office of the Special Inspector General for the Troubled Asset Relief Program relating to STM's administration of HAMP. Pursuant to the settlement, SunTrust paid $46 million, including $20 million to fund housing counseling for homeowners, $10 million in restitution to Fannie Mae and Freddie Mac, and $16 million to the U.S. Treasury, and transferred its minimum consumer remediation obligation of $179 million (which may increase to a maximum of $274 million) to the required deposit account to be controlled by a third party claims administrator. STM continues to cooperate with the government and the claims administrator regarding validation of consumers eligible for remediation and administration of the payment process. The Company incurred a $204 million pre-tax charge in the second quarter of 2014 in connection with this matter, which includes its estimate of the consumer remediation obligation. A copy of the Restitution and Remediation Agreement dated as of July 3, 2014 between SunTrust Mortgage, Inc. and the United States of America is filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 3, 2014.

Residential Funding Company, LLC v. SunTrust Mortgage, Inc.
STM has been named as a defendant in a complaint filed December 17, 2013 in the Southern District of New York by Residential Funding Company, LLC ("RFC"), a Chapter 11 debtor-affiliate of GMAC Mortgage, LLC, alleging breaches of representations and warranties made in connection with loan

Notes to Consolidated Financial Statements (Unaudited), continued

sales and seeking indemnification against losses allegedly suffered by RFC as a result of such alleged breaches. The case was transferred to the United States Bankruptcy Court for the Southern District of New York. The litigation remains active in the Bankruptcy Court and discovery has commenced.

SunTrust Mortgage Lender Placed Insurance Class Actions
STM has been named in four putative class actions similar to those that other financial institutions are facing which allege that STM violated various duties by failing to properly negotiate pricing for force placed insurance and by receiving kickbacks or other improper benefits from the providers of such insurance. Three of the cases involve activity relating to STM’s relationship with QBE First Specialty as STM’s lender placed insurance vendor. The first case, Timothy Smith v. SunTrust Mortgage, Inc. et al., is pending in the United States District Court for the Central District of California. STM filed a motion to dismiss this case and this motion was granted in part and denied in part. The second case, Carina Hamilton v. SunTrust Mortgage, Inc. et al., is pending in the U.S. District Court for the Southern District of Florida. The third case, Yaghoub Mahdavieh et al. v. SunTrust Mortgage, Inc. et al., was filed in the U.S. District Court for the Northern District of Georgia. STM filed a motion to dismiss and a motion to transfer the case. The Court granted the motion to transfer this case to the Southern District of Florida. STM has entered into an agreement to settle these cases in the context of a nationwide settlement class, which was approved by the Court on October 24, 2014. However, the plaintiffs in Mahdavieh have opted out of the class action settlement and have settled separately from the Hamilton settlement. The fourth case, Douglas Morales v. SunTrust Mortgage, et al, is pending in the U.S. District Court for the Southern District of Florida and involves activity relating to STM’s relationship with Assurant as its lender placed insurance vendor. STM has filed a motion to dismiss.

SunTrust Mortgage Reinsurance Class Actions
STM and Twin Rivers Insurance Company ("Twin Rivers") have been named as defendants in two putative class actions alleging that the companies entered into illegal “captive reinsurance” arrangements with private mortgage insurers. More specifically, plaintiffs allege that SunTrust’s selection of private mortgage insurers who agree to reinsure with Twin Rivers certain loans referred to them by SunTrust results in illegal “kickbacks” in the form of the insurance premiums paid to Twin Rivers. Plaintiffs contend that this arrangement violates the Real Estate Settlement Procedures Act (“RESPA”) and results in unjust enrichment to the detriment of borrowers. The first of these cases, Thurmond, Christopher, et al. v. SunTrust Banks, Inc. et al., was filed in February 2011 in the U.S. District Court for the Eastern District of Pennsylvania. This case was stayed by the Court pending the outcome of Edwards v. First American Financial Corporation, a captive reinsurance case that was pending before the U.S. Supreme Court at the time. The second of these cases, Acosta, Lemuel & Maria Ventrella et al. v. SunTrust Bank, SunTrust Mortgage, Inc., et al., was filed in the U.S. District Court for the Central District of California in December 2011. This case was stayed pending a decision in the Edwards case also. In June 2012, the U.S. Supreme Court withdrew its grant of certiorari in Edwards and, as a result, the stays in these cases were lifted. SunTrust has filed a motion to dismiss the Thurmond case which was granted in part and denied in part, allowing limited discovery surrounding the argument that the statute of limitations for certain claims should be equitably tolled. Thurmond has been stayed pending a ruling in a similar case currently before the Third Circuit. The Acosta plaintiffs have voluntarily dismissed their case.

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

•
Commercial Real Estate provides a full range of financial solutions for commercial real estate developers, owners, and investors, including construction, mini-perm, and permanent real estate financing as well as tailored financing and equity investment solutions via STRH, primarily through the REIT group focused on Real Estate Investment Trusts. The Institutional Real Estate team targets relationships with institutional advisors, private funds, and insurance companies and the Regional team focuses on real estate owners and developers through a regional delivery structure. Commercial Real Estate also offers tailored financing and equity investment solutions for community development and affordable housing projects through STCC, with particular expertise in Low Income Housing Tax Credits and New Market Tax Credits.

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
Corporate Other includes management of the Company’s investment securities portfolio, long-term debt, end user derivative instruments, short-term liquidity and funding activities, balance sheet risk management, and most real estate assets. Additionally, it includes Enterprise Information Services, which is the primary information technology and operations group; Corporate Real Estate, Marketing, SunTrust Online, Human Resources, Finance, Corporate Risk Management, Legal and Compliance, Communications, Procurement, and Executive Management. The financial results of RidgeWorth are reflected in the Corporate Other segment for the three months ended March 31, 2014. Prior to the sale of RidgeWorth in the second quarter

Notes to Consolidated Financial Statements (Unaudited), continued

of 2014, RidgeWorth's financial performance was reported in the Wholesale Banking segment.
Because the business segment results are presented based on management accounting practices, the transition to the consolidated results, which are prepared under U.S. GAAP, creates certain differences which are reflected in Reconciling Items. Business segment reporting conventions are described below.

•
Net interest income – Net interest income is presented on an FTE basis to make income from tax-exempt assets comparable to other taxable products. The segment results reflect maturity funds transfer pricing, which ascribes credits or charges based on the economic value or cost created by the assets and liabilities of each segment. The mismatch between funds credits and funds charges at the segment level resides in Reconciling Items. The change in this mismatch is generally attributable to corporate balance sheet management strategies.

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

•
Support and overhead costs – Expenses not directly attributable to a specific segment are allocated based on various drivers (e.g., number of equivalent employees, number of PCs/Laptops, and net revenue). The recoveries for these allocations are reported in Corporate Other.

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

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended March 31, 2015
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$41,128	$67,732	$24,439	$43	($4)	$133,338
Average consumer and commercial deposits	90,681	47,478	2,359	3	(45)	140,476
Average total assets	47,133	81,227	27,936	28,943	4,026	189,265
Average total liabilities	91,336	53,559	2,615	18,661	(78)	166,093
Average total equity	—	—	—	—	23,172	23,172

Statements of Income:
Net interest income	$667	$428	$121	$27	($103)	$1,140
FTE adjustment	—	34	—	1	—	35
Net interest income - FTE [1]	667	462	121	28	(103)	1,175
Provision/(benefit) for credit losses [2]	70	(4)	(10)	—	(1)	55
Net interest income after provision/(benefit) for credit losses - FTE	597	466	131	28	(102)	1,120
Total noninterest income	363	311	132	16	(5)	817
Total noninterest expense	720	407	177	(20)	(4)	1,280
Income before provision for income taxes - FTE	240	370	86	64	(103)	657
Provision for income taxes - FTE [3]	89	125	28	22	(38)	226
Net income including income attributable to noncontrolling interest	151	245	58	42	(65)	431
Net income attributable to noncontrolling interest	—	—	—	2	—	2
Net income	$151	$245	$58	$40	($65)	$429

	Three Months Ended March 31, 2014
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$41,259	$58,936	$28,286	$51	($7)	$128,525
Average consumer and commercial deposits	84,358	42,287	1,887	(64)	(72)	128,396
Average total assets	46,938	70,041	31,550	25,622	2,820	176,971
Average total liabilities	85,179	48,984	2,435	18,702	(56)	155,244
Average total equity	—	—	—	—	21,727	21,727

Statements of Income:
Net interest income	$644	$391	$134	$75	($40)	$1,204
FTE adjustment	—	34	—	1	—	35
Net interest income - FTE [1]	644	425	134	76	(40)	1,239
Provision for credit losses [2]	53	23	26	—	—	102
Net interest income after provision for credit losses - FTE	591	402	108	76	(40)	1,137
Total noninterest income	361	275	100	59	(4)	791
Total noninterest expense	707	418	186	50	(4)	1,357
Income before provision for income taxes - FTE	245	259	22	85	(40)	571
Provision for income taxes - FTE [3]	90	83	6	1	(20)	160
Net income including income attributable to noncontrolling interest	155	176	16	84	(20)	411
Net income attributable to noncontrolling interest	—	—	—	6	—	6
Net income	$155	$176	$16	$78	($20)	$405
1 Presented on a matched maturity funds transfer price basis for the segments.
2 Provision/(benefit) for credit losses represents net charge-offs by segment combined with an allocation to the segments of the provision/(benefit) attributable to quarterly changes in the ALLL and unfunded commitment reserve balances.
3 Includes regular income tax provision and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME
Components of AOCI, net of tax, were calculated as follows:

(Dollars in millions)	Securities AFS	Derivative Instruments	Employee Benefit Plans	Total
Balance, December 31, 2013	($77)	$279	($491)	($289)
Net unrealized gains arising during the period	107	14	—	121
Amounts reclassified from AOCI	1	(64)	31	(32)
Other comprehensive income/(loss), net of tax	108	(50)	31	89
Balance, March 31, 2014	$31	$229	($460)	($200)

Balance, December 31, 2014	$298	$97	($517)	($122)
Net unrealized gains arising during the period	86	78	—	164
Amounts reclassified from AOCI	—	(34)	(73)	(107)
Other comprehensive income/(loss), net of tax	86	44	(73)	57
Balance, March 31, 2015	$384	$141	($590)	($65)

Reclassifications from AOCI, and the related tax effects, were as follows:

(Dollars in millions)	Three Months Ended March 31		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	2015	2014
Securities AFS:
Realized losses on securities AFS	$—	$1	Net securities losses
	—	—	Provision for income taxes
	$—	$1

Derivative instruments:
Gains on cash flow hedges	($54)	($102)	Interest and fees on loans
	20	38	Provision for income taxes
	($34)	($64)

Employee benefit plans:
Amortization of actuarial loss	$5	$3	Employee benefits
Amortization of prior service credit	(1)	—	Employee benefits
	(120)	46	Other assets/other liabilities [1]
	(116)	49
	43	(18)	Provision for income taxes
	($73)	$31
1 Component is an adjustment to the funded status of the employee benefit obligation. For additional information, see Note 15, "Employee Benefit Plans," to the Company's 2014 Annual Report on Form 10-K.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Cautionary Statement About Forward-Looking Statements
This report contains forward-looking statements. Statements regarding: (1) future levels of net interest margin; swap income; loan yields; asset sensitivity; interest rates; NPLs; provision for loan losses; the ratio of ALLL to period-end loans; purchase volumes (i.e., the volume of mortgage originations related to home purchases); (2) future actions taken regarding the LCR and related effects, and our ability to comply with future regulatory requirements within regulatory timelines; (3) efficiency goals; (4) the impact of Dodd-Frank Act, Basel III regulatory capital rules, and other regulatory standards on our capital ratios; and (6) our future liability for UTBs, are forward looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could"; such statements are based upon the current beliefs and expectations of management and on information currently available to management. Such statements speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.
Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Part I, "Item 1A. Risk Factors" of this report and include risks discussed in this MD&A and in other periodic reports that we file with the SEC. Additional factors include: as one of the largest lenders in the Southeast and Mid-Atlantic U.S. and a provider of financial products and services to consumers and businesses across the U.S., our financial results have been, and may continue to be, materially affected by general economic conditions, and a deterioration of economic conditions or of the financial markets may materially adversely affect our lending and other businesses and our financial results and condition; legislation and regulation, including the Dodd-Frank Act, as well as future legislation and/or regulation, could require us to change certain of our business practices, reduce our revenue, impose additional costs on us, or otherwise adversely affect our business operations and/or competitive position; we are subject to capital adequacy and liquidity guidelines and, if we fail to meet these guidelines, our financial condition would be adversely affected; loss of customer deposits and market illiquidity could increase our funding costs; we rely on the mortgage secondary market and GSEs for some of our liquidity; our framework for managing risks may not be effective in mitigating risk and loss to us; we are subject to credit risk; our ALLL may not be adequate to cover our eventual losses; we may have more credit risk and higher credit losses to the extent that our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral; a downgrade in the U.S. government's sovereign credit rating, or in the credit ratings of instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities, could result in risks to us and general economic conditions that we are not able to predict; we are subject to certain risks related to originating and selling mortgages, and we may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain breaches of our servicing agreements, and this could harm our liquidity, results of operations, and financial condition; we face certain risks as a servicer of loans; we are subject to risks related to delays in the foreclosure process; our earnings may be affected by volatility in mortgage production and servicing revenues, and by changes in carrying values of our MSRs and mortgages held for sale due to changes in interest rates; changes in market interest rates or capital markets could adversely affect our revenue and expense, the value of assets and obligations, and the availability and cost of capital and liquidity; disruptions in our ability to access global capital markets may adversely affect our capital resources and liquidity; the fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; consumers may decide not to use banks to complete their financial transactions, which could affect net income; we have businesses other than banking which subject us to a variety of risks; negative public opinion could damage our reputation and adversely impact business and revenues; we rely on other companies to provide key components of our business infrastructure; we are at risk of increased losses from fraud; a failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses; the soundness of other financial institutions could adversely affect us; we depend on the accuracy and completeness of information about clients and counterparties; competition in the financial services industry is intense and could result in losing business or margin declines; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; we might not pay dividends on our common stock; our ability to receive dividends from our subsidiaries could affect our liquidity and ability to pay dividends; any reduction in our credit rating could increase the cost of our funding from the capital markets; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we are subject to certain litigation, and our expenses related to this litigation may adversely affect our results; we may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations; we depend on the expertise of key personnel, and if these individuals leave or change their roles without effective replacements, operations may suffer; we may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategies; our accounting policies and processes are critical to how we report our financial condition and results of operations, and they require management to make estimates about matters that are uncertain; changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition; our stock price can be volatile; our disclosure controls and procedures may not prevent or detect all errors or acts of fraud; our financial instruments carried at fair value expose us to certain market risks; our revenues derived from our investment securities may be volatile and subject to a variety of risks; and we may enter into transactions with off-balance sheet affiliates or our subsidiaries.

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
This MD&A is intended to assist readers in their analysis of the accompanying Consolidated Financial Statements and supplemental financial information. It should be read in conjunction with the Consolidated Financial Statements, Notes to the Consolidated Financial Statements, and other information contained in this document and our 2014 Annual Report on Form 10-K. When we refer to “SunTrust,” “the Company,” “we,” “our,” and “us” in this narrative, we mean SunTrust Banks, Inc. and subsidiaries (consolidated). In the MD&A, net interest income, net interest margin, total revenue, and efficiency ratios are presented on an FTE basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. Additionally, we present other non-U.S. GAAP metrics to assist investors in understanding management’s view of particular financial measures, as well as to align presentation of these financial measures with peers in the industry who may also provide a similar presentation.

Reconcilements for all non-U.S. GAAP measures are provided in Table 1.

EXECUTIVE OVERVIEW
Financial Performance
The economic environment during the first quarter of 2015 was characterized by low growth, a persistent low rate environment, and a flat yield curve. Our continued expense discipline and strong asset quality performance, coupled with growth in noninterest income, helped counteract the decline in net interest margin and drove solid earnings growth during the quarter, with diluted earnings per average common share of $0.78, up 7% from the first quarter of 2014. Our net income available to common shareholders totaled $411 million for the first quarter, an increase of 5% compared to the first quarter of 2014.
Total revenue declined compared to both the prior quarter and the first quarter of 2014, due to lower net interest income, primarily driven by the anticipated decline in commercial loan swap income. Net interest income decreased 5% and 6% compared to the first quarter of 2014 and the prior quarter, respectively, as the prolonged low interest rate environment continued to pressure asset yields. The decline compared to the prior year quarter was partially mitigated by 7% average earning asset growth and an improvement in noninterest income despite the foregone revenue resulting from the sale of RidgeWorth in the second quarter of 2014. The decline in net interest income compared to the prior quarter was also partially offset by growth in noninterest income, driven by an increase in mortgage and capital markets-related income, as well as a gain on the sale of legacy affordable housing investments. See additional discussion related to revenue, noninterest income, and net interest income and margin in the "Noninterest Income" and "Net Interest Income/Margin" sections of this MD&A.
Current quarter noninterest expense declined $77 million, or 6%, compared to the first quarter of 2014, primarily driven by the recognition of impairment charges related to certain legacy affordable housing investments in the prior year quarter, lower employee compensation expense in the current quarter primarily due to the sale of RidgeWorth, and reductions in other expenses resulting from our ongoing efficiency efforts. Noninterest expense was relatively stable compared to the prior quarter, excluding the prior quarter legacy mortgage-related legal provision, as seasonally higher personnel costs were offset by reductions in most other operating expense categories. See additional discussion related to noninterest expense in the "Noninterest Expense" section of this MD&A.
During the first quarter of 2015, our efficiency ratio improved to 64.2% from 66.8% in the first quarter of 2014. Our tangible efficiency ratio also improved during the current quarter to 63.9%, compared to 66.7% in the prior year quarter, despite a $48 million reduction in commercial loan swap income. We noted previously that efficiency ratio progress in 2015 would be more challenging than it was in 2014, given the decline in commercial loan swap income and the progress we made in 2014, and our performance this quarter is consistent with that expectation. We continue to remain focused on the efficiency ratio and our goal of being below 63% for full year 2015. See Table 1, "Selected Quarterly Financial Data and Reconcilement

of Non-U.S. GAAP Measures," in this MD&A for additional information regarding, and reconciliations of, our tangible efficiency ratio.
Our asset quality performance continued to be strong during the current quarter. Total NPLs declined 3% compared to December 31, 2014, and declined 34% compared to the prior year quarter. The net charge-off ratio was 0.30% in the first quarter of 2015, generally stable compared to the prior quarter and the first quarter of 2014, as charge-offs remained low. Over the near term, we expect further, though moderating, declines in NPLs, primarily driven by the residential portfolio. Net charge-off ratios are likely to remain within the 30-40 basis point range in the near-term; however, discrete items can potentially impact any quarterly period, particularly given the current level of overall net charge-offs.
At March 31, 2015, the ALLL balance equaled 1.43% of total loans, a decline of three basis points compared to December 31, 2014. The provision for loan losses decreased $51 million, or 48%, compared to the first quarter of 2014, and $8 million, or 13%, compared to the prior quarter. The decline in the provision for loan losses compared to both periods was attributable to the continued improvement in asset quality. We expect full year 2015 loan loss provision to be below full year 2014 provision expense, as asset quality continues to improve. See additional discussion of credit and asset quality in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets,” sections of this MD&A.
During the first quarter of 2015, our average performing loans increased $5.1 billion, or 4%, compared to the first quarter of 2014, due to broad-based growth across most portfolios, except for the residential, guaranteed student, and indirect auto portfolios, where the declines are consistent with our balance sheet optimization goals of better diversification and higher returns. Average performing loans were stable relative to the prior quarter, driven by loan sale activity in the prior quarter and elevated paydowns in the current quarter, as well as lower current quarter loan production in our C&I, CRE, and consumer indirect portfolios, driven by our focus on returns. C&I loan growth, while slower than the prior quarter, was positive and broad-based, driven by our corporate, commercial, and small business clients. Consumer direct loans were also higher given continued growth in installment loans, both secured and unsecured. While we remain confident in our loan production capacity and the improving economic conditions in our markets, our focus on returns will remain high and may impact on-balance-sheet loan growth. See additional loan discussion in the “Loans,” “Nonperforming Assets,” and "Net Interest Income/Margin" sections of this MD&A.
Average consumer and commercial deposits increased 9% during the first quarter of 2015 compared to the first quarter of 2014, driven by increases in lower-cost deposits, partially offset by a $2.1 billion, or 16%, decrease in average time deposits due to maturities. Compared to the prior quarter, average consumer and commercial deposits increased 3% due to improved and broad-based growth in lower cost deposits across all of our business segments, partially offset by declines in time deposits. Additionally, rates paid on these deposits declined three basis points compared to the prior year quarter and remained stable compared to the prior quarter. Our core deposit growth initiatives have gained momentum, driven by increased focus on meeting our clients’ deposit and payment needs, supplemented by investments in client-facing platforms and enhanced capabilities. See additional discussion in the "Net Interest Income/Margin" section of this MD&A.

Capital and Liquidity
During the first quarter of 2015, we announced that the Federal Reserve completed its review of, and did not object to, our capital plan submitted in conjunction with the 2015 CCAR process. Our capital plan includes an increase in our share repurchase program, an increase in the quarterly common stock dividend, and maintaining the current level of preferred stock dividends. Specifically, the share repurchase program authorizes up to $875 million of outstanding common stock to be repurchased between the second quarter of 2015 and the second quarter of 2016, as well as a 20% increase in our quarterly common stock dividend from the current $0.20 per common share to $0.24 per common share, effective in the second quarter of 2015. See additional details related to our capital actions in the “Capital Resources” section of this MD&A. During the current quarter, we repurchased $115 million of our outstanding common stock in conjunction with the 2014 capital plan, which effectively expired on March 31, 2015. During April 2015, the Company repurchased $175 million of its outstanding common stock as part of the 2015 capital plan.
Our book value and tangible book value per share both increased 2% compared to December 31, 2014, and increased 7% and 10%, respectively, compared to the prior year quarter due primarily to growth in retained earnings.
The Federal Reserve's final rules related to capital adequacy requirements to implement the BCBS's Basel III framework for financial institutions in the U.S. became effective for us on January 1, 2015. Based on our analysis of the requirements, we estimate our Basel III CET1 ratio at March 31, 2015, on a fully phased-in basis, to be approximately 9.74%, which is well above the regulatory requirement prescribed by the final rules. See Table 1, "Selected Quarterly Financial Data and Reconcilement of Non-U.S. GAAP Measures" in this MD&A for a reconciliation of our transitional Basel III CET1 ratio to our fully phased-in, estimated Basel III CET1 ratio.
Separately, our LCR at March 31, 2015 exceeds the January 1, 2016 requirement of 90%. The cumulative actions we have taken to improve our risk and earnings profile, combined with our strong capital and liquidity levels, should help us to further increase capital returns to shareholders. See additional discussion of our capital and liquidity position in the "Capital Resources" and "Liquidity Risk Management" sections of this MD&A.

Business Segments Highlights
Consumer Banking and Private Wealth Management
Consumer Banking and Private Wealth Management revenues were up 2% compared to the first quarter of 2014, due predominantly to higher net interest income driven by 7% average deposit growth. Our deposit growth can be attributed to a focus on client penetration and better technology. Average loans were relatively stable; however, we had solid growth in our higher-return loan portfolios such as consumer direct, both secured and unsecured, as well as credit card, which offset the intentional reductions we made in the indirect auto and guaranteed student loan portfolios. This shift in portfolio mix is consistent with our overall strategy to improve returns.
Noninterest income was essentially flat compared to the prior year quarter. While retail investment income growth has diminished, the quality of this revenue stream is improving, as a higher percentage is related to client assets under management versus more transaction-based revenue. Growing wealth management-related income continues be a strategic priority.
Expenses were up slightly compared to the prior year quarter, largely due to increased outside processing costs and several immaterial non-recurring charges. Staff expense remained relatively flat, as ongoing efficiency savings offset continued investments associated with our revenue-growth initiatives.
Despite solid revenue growth, net income was down 3% as the provision for credit losses increased due to moderating asset quality improvements. Our overall asset quality, however, continues to be strong. In the near term, continued expense discipline will be important to help offset the revenue pressures associated with low interest rates and service charges.

Wholesale Banking
Wholesale Banking continues to be a key growth engine, as net income growth compared to the first quarter of 2014 was strong, driven by solid revenue growth and further asset quality improvement. Revenue and net interest income grew 10% and 9%, respectively, relative to the prior year quarter. The increase in net interest income was driven by broad-based loan and deposit growth, though this was partially offset by a decline in loan yields. Average loan growth was 15% compared to the prior year quarter, driven by growth across most of our client segments. However, given the competitive markets and continued low rate environment, C&I loan production yields continue to be pressured, and accordingly, we have reduced production, or sold loans, in areas that are not meeting our return requirements.
Average deposits were up 12% over the prior year quarter, attributable to enhancements in our treasury and payment product offerings, along with the success of our liquidity specialist hires, both allowing us to uncover and meet more of our Wholesale clients’ deposit needs.
Noninterest income increased over the prior year quarter, driven by higher investment banking and trading revenue,

reflecting the investments we have made in talent and capabilities to increase our market share. While syndications and leveraged finance volumes were down over the prior year quarter, investment grade debt and equity capital markets had record quarters. This overall performance is a testament to the enhanced diversity of our platform, both by product and industry, and is the result of the continuous investments we have made in the business. Going forward, we are focused on leveraging the investments in our business to better meet the capital markets and advisory needs of our commercial banking, commercial real estate, and private wealth clients.
Overall, we continue to believe our Wholesale Banking business is highly differentiated, and our value proposition continues to be well received by clients. Lower loan yields will continue to be a challenge, and we are working to mitigate that impact by being more selective regarding our utilization of the balance sheet, in addition to continuing to expand our fee income and deposit opportunities. Looking forward, we are optimistic about the overall growth and profitability outlook for this segment in view of our investment banking backlog and the health of our loan and deposit pipelines.

Mortgage Banking
Mortgage Banking had another good quarter as net income increased $42 million over the prior year quarter. Our expense base continues to decline, while our risk profile is improving; both of which are key components of our strategy in this segment. Total revenue was up 8% over the prior year quarter, driven primarily by higher mortgage production income, resulting from a 64% increase in production volume and higher gain-on-sale margins. A strong refinance environment boosted production income in the first quarter of 2015. The current refinance environment will abate when rates begin to rise; however, we expect purchase volumes in our operating markets to continue to strengthen given overall economic conditions. Our expectation is supported by purchase volumes and purchase applications increasing 16% and 30%, respectively, compared to the first quarter of 2014.
Noninterest expense decreased 5% compared to the prior year quarter despite higher revenue, primarily due to declines in operating losses and other cyclical costs. Additionally, asset quality continues to improve, with delinquencies, NPLs, and net charge-offs continuing to trend down.
Additional information related to our segments can be found in Note 16, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q, and further discussion of segment results for the first quarter of 2015 and 2014 can be found in the "Business Segment Results" section of this MD&A.

Selected Quarterly Financial Data and Reconcilement of Non-U.S. GAAP Measures		Table 1
(Dollars in millions and shares in thousands, except per share data)
	Three Months Ended March 31
Selected Quarterly Financial Data	2015	2014
Summary of Operations:
Interest income	$1,272	$1,336
Interest expense	132	132
Net interest income	1,140	1,204
Provision for credit losses	55	102
Net interest income after provision for credit losses	1,085	1,102
Noninterest income	817	791
Noninterest expense	1,280	1,357
Income before provision for income taxes	622	536
Provision for income taxes	191	125
Net income attributable to noncontrolling interest	2	6
Net income	$429	$405
Net income available to common shareholders	$411	$393
Net interest income - FTE [1]	$1,175	$1,239
Total revenue - FTE [1]	1,992	2,030
Net income per average common share:
Diluted	0.78	0.73
Basic	0.79	0.74
Dividends paid per average common share	0.20	0.10
Book value per common share	42.21	39.44
Tangible book value per common share [2]	30.49	27.82
Market capitalization	21,450	21,279
Selected Average Balances:
Total assets	$189,265	$176,971
Earning assets	168,179	157,343
Loans	133,338	128,525
Consumer and commercial deposits	140,476	128,396
Brokered time and foreign deposits	1,250	2,013
Intangible assets including MSRs	7,502	7,666
MSRs	1,152	1,265
Preferred stock	1,225	725
Total shareholders’ equity	23,172	21,727
Average common shares - diluted	526,837	536,992
Average common shares - basic	521,020	531,162
Financial Ratios (Annualized):
ROA	0.92%	0.93%
ROE	7.59	7.59
ROTCE [3]	10.53	10.78
Net interest margin - FTE [1]	2.83	3.19
Efficiency ratio [4]	64.23	66.83
Tangible efficiency ratio [5]	63.91	66.65
Total average shareholders’ equity to total average assets	12.24	12.28
Tangible equity to tangible assets [6]	9.34	9.01
Basel III Capital Ratios at period end [7]:
CET1	9.89%	N/A
CET1 - fully phased-in	9.74	N/A
Tier 1 capital	10.76	N/A
Total capital	12.69	N/A
Leverage	9.41	N/A

Selected Quarterly Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)

(Dollars in millions, except per share data)
	Three Months Ended March 31
Reconcilement of Non-U.S. GAAP Measures	2015	2014
Efficiency ratio [4]	64.23%	66.83%
Impact of excluding amortization	(0.32)	(0.18)
Tangible efficiency ratio [5]	63.91%	66.65%

ROE	7.59%	7.59%
Impact of removing average intangible assets (net of deferred taxes), excluding MSRs, from average common shareholders' equity	2.94	3.19
ROTCE [3]	10.53%	10.78%

Net interest income	$1,140	$1,204
Taxable-equivalent adjustment	35	35
Net interest income - FTE [1]	1,175	1,239
Noninterest income	817	791
Total revenue - FTE [1]	$1,992	$2,030

(Dollars in millions, except per share data)	March 31, 2015	March 31, 2014
Total shareholders’ equity	$23,260	$21,817
Goodwill, net of deferred taxes [8]	(6,106)	(6,184)
Other intangible assets, net of deferred taxes, and MSRs [9]	(1,193)	(1,281)
MSRs	1,181	1,251
Tangible equity	17,142	15,603
Preferred stock	(1,225)	(725)
Tangible common equity	$15,917	$14,878

Total assets	$189,881	$179,542
Goodwill	(6,337)	(6,377)
Other intangible assets including MSRs	(1,193)	(1,282)
MSRs	1,181	1,251
Tangible assets	$183,532	$173,134
Tangible equity to tangible assets [6]	9.34%	9.01%
Tangible book value per common share [2]	$30.49	$27.82

Total loans	$132,380	$129,196
Government-guaranteed loans	(4,992)	(8,828)
Loans held at fair value	(268)	(299)
Total loans, excluding government-guaranteed and fair value loans	$127,120	$120,069
Allowance to total loans, excluding government-guaranteed and fair value loans [10]	1.49%	1.70%

Selected Quarterly Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)
(Dollars in billions)
Basel III Reconciliation of CET1 Ratio [7]	March 31, 2015
CET1	9.89%
Less:
MSRs	(0.11)
Other [11]	(0.04)
CET1 - fully phased-in	9.74%
1 We present net interest income, total revenue, and net interest margin on an FTE basis. Total revenue is calculated as net interest income - FTE plus noninterest income. Net interest income - FTE adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources.
2 We present a tangible book value per common share that excludes the after-tax impact of purchase accounting intangible assets and also excludes preferred stock from tangible equity. We believe this measure is useful to investors because, by removing the effect of intangible assets that result from merger and acquisition activity as well as preferred stock (the level of which may vary from company to company), it allows investors to more easily compare our common stock book value to other companies in the industry.
3 We present ROTCE to exclude intangible assets (net of deferred taxes), except for MSRs, from average common shareholders' equity. We believe this measure is useful to investors because, by removing the effect of intangible assets, except for MSRs, (the level of which may vary from company to company), it allows investors to more easily compare our ROE to other companies in the industry who present a similar measure. We also believe that removing intangible assets (net of deferred taxes), except for MSRs, is a more relevant measure of the return on our common shareholders' equity.
4 Computed by dividing noninterest expense by total revenue - FTE. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources.
5 We present a tangible efficiency ratio which excludes amortization. We believe this measure is useful to investors because it allows investors to more easily compare our efficiency to other companies in the industry. This measure is utilized by us to assess our efficiency and that of our lines of business.
6 We present a tangible equity to tangible assets ratio that excludes the after-tax impact of purchase accounting intangible assets. We believe this measure is useful to investors because, by removing the effect of intangible assets that result from merger and acquisition activity (the level of which may vary from company to company), it allows investors to more easily compare our capital adequacy to other companies in the industry. This measure is used by us to analyze capital adequacy.
7 The Basel III Final Rule became effective on January 1, 2015; thus, Basel III capital ratios are not applicable ("N/A") in periods ending prior to January 1, 2015. The CET1 ratio on a fully phased-in basis is estimated at March 31, 2015.
8 Net of deferred taxes of $231 million and $193 million at March 31, 2015 and 2014, respectively.
9 Net of deferred taxes of $0 and $1 million at March 31, 2015 and 2014, respectively.
10We present a ratio of allowance to total loans, excluding government-guaranteed and fair value loans. We believe that this presentation more appropriately reflects the relationship between the ALLL and loans subject to an allowance. No allowance is recorded for loans held at fair value or loans guaranteed by a government agency for which we assume nominal risk of principal loss.
11Primarily includes the phase-out from capital of certain DTAs, the overfunded pension asset, and other intangible assets.

Consolidated Daily Average Balances, Income/Expense, and Average Yields Earned/Rates Paid							Table 2
	Three Months Ended
	March 31, 2015			March 31, 2014			Increase/(Decrease)
(Dollars in millions; yields on taxable-equivalent basis)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
ASSETS
Loans: [1]
C&I - FTE [2]	$65,725	$511	3.15%	$58,287	$538	3.74%	$7,438	(0.59)
CRE	6,475	44	2.77	5,616	41	2.93	859	(0.16)
Commercial construction	1,342	10	3.17	894	7	3.31	448	(0.14)
Residential mortgages - guaranteed	638	6	3.58	3,351	30	3.62	(2,713)	(0.04)
Residential mortgages - nonguaranteed	23,104	222	3.84	23,933	242	4.05	(829)	(0.21)
Residential home equity products	13,953	125	3.63	14,516	129	3.59	(563)	0.04
Residential construction	398	5	5.21	485	5	4.40	(87)	0.81
Consumer student loans - guaranteed	4,755	43	3.70	5,523	50	3.70	(768)	—
Consumer other direct	4,747	50	4.24	2,959	31	4.25	1,788	(0.01)
Consumer indirect	10,708	83	3.13	11,299	91	3.25	(591)	(0.12)
Consumer credit cards	880	22	9.84	716	17	9.56	164	0.28
Nonaccrual [3]	613	4	2.90	946	5	1.98	(333)	0.92
Total loans - FTE	133,338	1,125	3.42	128,525	1,186	3.74	4,813	(0.32)
Securities AFS:
Taxable	25,676	139	2.17	22,422	150	2.68	3,254	(0.51)
Tax-exempt - FTE [2]	192	2	5.19	264	3	5.25	(72)	(0.06)
Total securities AFS - FTE	25,868	141	2.18	22,686	153	2.71	3,182	(0.53)
Fed funds sold and securities borrowed or purchased under agreements to resell	1,141	—	—	978	—	—	163	—
LHFS	2,630	22	3.33	1,450	15	4.05	1,180	(0.72)
Interest-bearing deposits	23	—	0.12	22	—	0.13	1	(0.01)
Interest earning trading assets	5,179	19	1.49	3,682	17	1.87	1,497	(0.38)
Total earning assets	168,179	1,307	3.15	157,343	1,371	3.53	10,836	(0.38)
ALLL	(1,910)			(2,037)			127
Cash and due from banks	6,567			5,436			1,131
Other assets	14,417			14,827			(410)
Noninterest earning trading assets and derivative instruments	1,402			1,299			103
Unrealized gains on securities available for sale, net	610			103			507
Total assets	$189,265			$176,971			$12,294
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
NOW accounts	$33,159	$7	0.09%	$27,707	$5	0.07%	$5,452	0.02
Money market accounts	49,193	21	0.18	42,755	13	0.12	6,438	0.06
Savings	6,082	1	0.04	6,035	—	0.04	47	—
Consumer time	6,793	13	0.77	8,318	22	1.08	(1,525)	(0.31)
Other time	3,957	10	1.00	4,533	13	1.19	(576)	(0.19)
Total interest-bearing consumer and commercial deposits	99,184	52	0.21	89,348	53	0.24	9,836	(0.03)
Brokered time deposits	916	4	1.50	2,012	12	2.31	(1,096)	(0.81)
Foreign deposits	334	—	0.13	1	—	0.60	333	(0.47)
Total interest-bearing deposits	100,434	56	0.22	91,361	65	0.29	9,073	(0.07)
Funds purchased	1,040	—	0.10	989	—	0.08	51	0.02
Securities sold under agreements to repurchase	1,922	1	0.19	2,202	1	0.10	(280)	0.09
Interest-bearing trading liabilities	882	5	2.37	699	5	2.74	183	(0.37)
Other short-term borrowings	3,698	2	0.19	5,588	3	0.24	(1,890)	(0.05)
Long-term debt	13,018	68	2.13	11,367	58	2.05	1,651	0.08
Total interest-bearing liabilities	120,994	132	0.44	112,206	132	0.48	8,788	(0.04)
Noninterest-bearing deposits	41,292			39,048			2,244
Other liabilities	3,279			3,524			(245)
Noninterest-bearing trading liabilities and derivative instruments	528			466			62
Shareholders’ equity	23,172			21,727			1,445
Total liabilities and shareholders’ equity	$189,265			$176,971			$12,294
Interest rate spread			2.71%			3.05%		(0.34)
Net interest income - FTE [4]		$1,175			$1,239
Net interest margin [5]			2.83%			3.19%		(0.36)

1 Interest income includes loan fees of $44 million for both the three months ended March 31, 2015 and 2014.
2 Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $35 million for both the three months ended March 31, 2015 and 2014.
3 Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
4 Derivative instruments employed to manage our interest rate sensitivity increased net interest income $67 million and $110 million for the three months ended March 31, 2015 and 2014, respectively.
5 The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

Net Interest Income/Margin
Net interest income on an FTE basis was $1.2 billion during the first quarter of 2015, a decrease of $64 million, or 5%, compared to the first quarter of 2014. Net interest margin for the first quarter of 2015 declined 36 basis points to 2.83% compared to the same period last year, primarily due to a 38 basis point decline in average earning asset yields. The earning asset yield decline was primarily driven by lower loan and securities AFS yields. Partially offsetting the decline in the earning asset yield was a four basis point reduction in interest-bearing liability costs driven by lower rates paid on interest-bearing deposits.
Average earning assets increased $10.8 billion, or 7%, for the first quarter of 2015, compared to 2014, primarily driven by a $4.8 billion, or 4%, increase in average loans and a $3.2 billion, or 14%, increase in average securities AFS. The increase in average loans was broad-based across most loan categories, primarily driven by targeted growth in the C&I and CRE loan categories, and consumer other direct loans. These increases were partially offset by a decline in guaranteed residential mortgages. The decrease in government-guaranteed loans was primarily due to the sale of $2.3 billion of guaranteed residential mortgages in the third quarter of 2014. Average nonaccrual loans declined 35%, driven by the ongoing resolution of nonperforming loans. Refer to the "Loans" section in this MD&A for additional discussion regarding loan activity during the quarter.
Yields on average earning assets declined 38 basis points to 3.15% for the first quarter of 2015, compared to 2014, primarily driven by a 32 basis point decline in loan yields. The decrease in the yield on average loans was driven by broad-based declines across the loan portfolio, particularly in our C&I portfolio. The declines were driven by lower commercial loan swap income and the addition of new loan production at lower rates than the existing portfolio due to the low interest rate and competitive environment. Additionally, yields on securities AFS declined 53 basis points compared to the prior year quarter largely driven by higher premium amortization on MBS securities as a result of increased prepayments.
We utilize interest rate swaps to manage interest rate risk. These instruments are primarily pay variable-receive fixed interest rate swaps that convert a portion of our commercial loan portfolio from floating rates, based on LIBOR, to fixed rates. At March 31, 2015, the outstanding notional balance of active swaps that qualified as cash flow hedges on variable rate commercial loans was $13.3 billion, compared to active swaps of $15.4 billion at December 31, 2014.
In addition to the income recognized from active swaps, we also continue to recognize interest income over the original hedge period resulting from terminated or de-designated swaps that were previously designated as cash flow hedges on variable rate commercial loans. Interest income from our commercial loan swaps decreased to $54 million during the first quarter of 2015, compared to $102 million during the first quarter of 2014. The decline was primarily due to a decline in income from the maturity of active swaps and previously terminated swaps that reached their original maturity date during 2014 and the first quarter of 2015. As we manage our interest rate risk we may continue to purchase additional and/or terminate existing interest rate swaps.

Remaining swaps on commercial loans have maturities through 2020. The average maturity of our active swaps at March 31, 2015 was 2.5 years. We will continue to carefully manage the usage and sensitivity of our balance sheet in light of the continued low interest rate environment, while also being cognizant of controlling interest rate risk in advance of what we expect will eventually be higher interest rates. See Table 15, "Net Interest Income Asset Sensitivity," in this MD&A for an analysis of potential changes in net interest income due to instantaneous moves in benchmark interest rates.
The commercial loan swaps have a fixed rate of interest that is received, while the rate paid is based on LIBOR. The weighted average rate on the receive-fixed rate leg of the commercial loan swap portfolio at March 31, 2015 is 1.18%. Estimated income from these swaps is included in Table 3 and is based on the assumption of unchanged LIBOR rates relative to March 31, 2015, which may be different than our assumption for future interest rates. Actual income from these swaps may vary from estimates.

		Table 3

	Ending Notional Balance of Swaps (in billions)	Estimated Net Interest Income Related to Swaps (in millions) [1]
Second Quarter 2015	$14.8	$59
Third Quarter 2015	14.4	57
Fourth Quarter 2015	14.4	54
1 Includes estimated interest income related to active, terminated/de-designated, and forward-starting swaps. See Note 13, "Derivative Financial Instruments," to the Consolidated Financial Statements in this Form 10-K for additional swap information.
Compared to the three months ended March 31, 2014, average interest-bearing liabilities increased $8.8 billion, or 8%, primarily due to increases in average lower-cost deposits and average long-term debt. These increases were partially offset by a decrease in average time deposits and average other short-term borrowings. The $1.7 billion, or 15%, increase in average long-term debt compared to the three months ended March 31, 2014, was primarily driven by a $1.0 billion increase in FHLB advances and a $915 million increase in long-term debt due to multiple issuances in 2014. The $1.9 billion, or 34%, decrease in average other short-term borrowings was primarily due to decreases in FHLB advances. See the "Borrowings" section in this MD&A for additional information regarding other short-term borrowings and long-term debt.
The four basis point reduction in rates paid on average interest-bearing liabilities during the first quarter of 2015 was primarily due to a three basis point decline in rates paid on average interest-bearing consumer and commercial deposits, partially offset by an eight basis point increase in rates paid on average long-term debt primarily due to the aforementioned issuances. The decline in the average rate paid on interest-bearing deposits was a result of the improved mix driven by the shift from time deposits to lower-cost deposit products, as well as a reduction in rates paid on time deposits as higher rate CDs matured.
Looking forward, we expect net interest margin to decline in the second quarter of 2015 by approximately two to four basis points from the first quarter 2015 level, driven primarily by lower C&I loan yields.
Foregone Interest
Foregone interest income from NPLs reduced the net interest margin by one basis point during the first quarter of 2015, compared to a reduction of three basis points during the same period in 2014, as average nonaccrual loans decreased during the three months ended March 31, 2015. See additional discussion of our expectations of future credit quality in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A. In addition, Table 2 of this MD&A contains more detailed information concerning average balances, yields earned, and rates paid.

NONINTEREST INCOME
			Table 4
	Three Months Ended March 31
(Dollars in millions)	2015	2014	% Change
Service charges on deposit accounts	$151	$155	(3)%
Other charges and fees	89	88	1
Card fees	80	76	5
Investment banking income	97	88	10
Trading income	55	49	12
Trust and investment management income	84	130	(35)
Retail investment services	72	71	1
Mortgage production related income	83	43	93
Mortgage servicing related income	43	54	(20)
Net securities losses	—	(1)	(100)
Other noninterest income	63	38	66
Total noninterest income	$817	$791	3%

Noninterest income increased $26 million, or 3%, compared to the first quarter of 2014, driven primarily by higher mortgage and capital markets-related income, as well as a gain on the sale of legacy affordable housing investments, partially offset by foregone RidgeWorth revenue.
Investment banking income increased $9 million, or 10%, compared to the first quarter of 2014, due to higher equity and fixed income origination fees. Trading income increased $6 million, or 12%, compared to the first quarter of 2014, driven largely by derivatives sales and trading activity.
Trust and investment management income decreased $46 million, or 35%, compared to first quarter of 2014, due entirely to foregone revenue resulting from the sale of RidgeWorth in the second quarter of 2014.
Mortgage production related income increased $40 million, or 93%, compared to the first quarter of 2014, due to a 64% increase in production volume, a $7 million decrease in the repurchase provision, and improved gain on sale margins. The increase in mortgage production volume was driven by higher refinance volume due to a decline in interest rates during the current quarter. For additional information on the mortgage repurchase reserve, see Note 12, "Guarantees," to the Consolidated Financial Statements in this Form 10-Q.
Mortgage servicing related income decreased $11 million, or 20%, compared to the first quarter of 2014, due to higher decay driven by the low interest rate environment, resulting in higher refinance activity. The higher decay was partially offset by higher servicing fee income derived from a comparatively larger servicing portfolio. The servicing portfolio was $141.8 billion at March 31, 2015, compared to $135.2 billion at March 31, 2014.
Other noninterest income increased $25 million, or 66%, compared to the first quarter of 2014, primarily due to the $18 million current quarter gain from the sale of legacy affordable housing investments. Additionally, gains on the sale of loans increased compared to the first quarter of 2014.

NONINTEREST EXPENSE
			Table 5
	Three Months Ended March 31
(Dollars in millions)	2015	2014	% Change [1]
Employee compensation	$633	$659	(4)%
Employee benefits	138	141	(2)
Total personnel expenses	771	800	(4)
Outside processing and software	189	170	11
Net occupancy expense	84	86	(2)
Equipment expense	40	44	(9)
Regulatory assessments	37	40	(8)
Marketing and customer development	27	25	8
Credit and collection services	18	22	(18)
Operating losses	14	21	(33)
Amortization	7	3	NM
Other noninterest expense	93	146	(36)
Total noninterest expense	$1,280	$1,357	(6)%
1 “NM” - Not meaningful. Those changes over 100 percent were not considered to be meaningful.

Noninterest expense decreased $77 million, or 6%, compared to the first quarter of 2014, primarily due to the recognition of impairment charges related to certain legacy affordable housing investments during the first quarter of 2014, lower employee compensation expense in the current quarter primarily driven by the sale of RidgeWorth, and reductions in other expenses resulting from our ongoing efficiency efforts.
Personnel expenses decreased $29 million, or 4%, compared to the first quarter of 2014, largely as a result of reduced headcount due to the sale of RidgeWorth.
Outside processing and software expense increased $19 million, or 11%, compared to first quarter of 2014. The increase was due to higher utilization of certain third-party services, higher mortgage production volume, and higher software-related expenses tied to technology investments.

Operating losses decreased $7 million, or 33%, compared to the first quarter of 2014, primary due to current quarter recoveries of previously recorded mortgage-related losses.
FDIC premium and regulatory costs decreased $3 million, or 8%, compared to the first quarter of 2014, driven by lower FDIC insurance premiums arising from improvements in our risk profile.
Other noninterest expense decreased $53 million, or 36%, compared to the first quarter of 2014. This decline was driven primarily by the recognition of a $36 million impairment of legacy affordable housing assets during the first quarter of 2014, as well as current quarter recoveries of previously recognized losses related to the financial crisis.

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
Commercial
C&I loans include loans to fund business operations or activities, loans secured by owner-occupied properties, corporate credit cards, and other wholesale lending activities. CRE and commercial construction loans include investor loans where repayment is largely dependent upon the operation, refinance, or sale of the underlying real estate. Commercial loans and construction loans secured by owner-occupied properties are classified as C&I loans, as the primary source of loan repayment for owner-occupied properties is business income and not real estate operations.
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

Consumer
Consumer loans include government-guaranteed student loans, other direct loans (consisting primarily of direct auto loans, loans secured by negotiable collateral, unsecured loans and private student loans), indirect loans (consisting of loans secured by automobiles, boats, and recreational vehicles), and consumer credit cards.

The composition of our loan portfolio is shown in Table 6.

Loan Portfolio by Types of Loans		Table 6
(Dollars in millions)	March 31, 2015	December 31, 2014	% Change
Commercial loans:
C&I	$65,574	$65,440	—%
CRE	6,389	6,741	(5)
Commercial construction	1,484	1,211	23
Total commercial loans	73,447	73,392	—
Residential loans:
Residential mortgages - guaranteed	655	632	4
Residential mortgages - nonguaranteed [1]	23,419	23,443	—
Home equity products	13,954	14,264	(2)
Residential construction	417	436	(4)
Total residential loans	38,445	38,775	(1)
Consumer loans:
Guaranteed student loans	4,337	4,827	(10)
Other direct	4,937	4,573	8
Indirect	10,336	10,644	(3)
Credit cards	878	901	(3)
Total consumer loans	20,488	20,945	(2)
LHFI	$132,380	$133,112	(1)%
LHFS [2]	$3,404	$3,232	5%
1 Includes $268 million and $272 million of LHFI carried at fair value at March 31, 2015 and December 31, 2014, respectively.
2 Includes $2.1 billion and $1.9 billion of LHFS carried at fair value at March 31, 2015 and December 31, 2014, respectively.

We believe that our loan portfolio is well diversified by product, client, and geography. However, our loan portfolio may be exposed to concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, types of collateral, certain industries, certain loan products, or regions of the country. While the energy and utilities industry vertical is an important component of our overall CIB business, it only represents 4% of our total loan portfolio, with approximately 70% of the balance in the utilities and power, midstream, and downstream sectors, which are not as meaningfully impacted by commodity price volatility. Loan balances in the energy and utilities industry vertical were generally stable relative to the prior quarter and we have not experienced any meaningful delinquencies or defaults related to these loans during the current quarter. Also, we updated credit ratings related to these loans during the first quarter of 2015, which resulted in some migration that we expect to be ongoing, and accordingly, we have proactively increased reserves for this portfolio. See Note 5, “Loans,” to the Consolidated Financial Statements in this Form 10-Q for more information. Table 7 shows the percentage breakdown of our LHFI portfolio by geographic region.

Loan Types by Geography						Table 7
	March 31, 2015
	Commercial		Residential		Consumer
(Dollars in millions)	Loans	% of total commercial	Loans	% of total residential	Loans	% of total consumer
Geography:
Florida	$12,042	16%	$10,003	26%	$3,628	18%
Georgia	9,142	12	5,876	15	1,572	8
Virginia	7,086	10	5,740	15	1,444	7
Tennessee	4,763	7	2,203	6	746	4
North Carolina	3,897	5	3,587	9	1,326	6
Maryland	4,001	5	3,978	10	1,265	6
South Carolina	1,422	2	1,834	5	432	2
District of Columbia	1,343	2	727	2	82	—
Total banking region	43,696	59	33,948	88	10,495	51
California, Illinois, Pennsylvania, Texas, New Jersey, New York	15,240	21	2,599	7	5,364	26
All other states	14,511	20	1,898	5	4,629	23
Total outside banking region	29,751	41	4,497	12	9,993	49
Total	$73,447	100%	$38,445	100%	$20,488	100%

	December 31, 2014
	Commercial		Residential		Consumer
(Dollars in millions)	Loans	% of total commercial	Loans	% of total residential	Loans	% of total consumer
Geography:
Florida	$12,333	17%	$10,152	26%	$3,651	17%
Georgia	9,221	13	5,955	15	1,579	8
Virginia	7,191	10	5,721	15	1,479	7
Tennessee	4,728	6	2,237	6	749	4
North Carolina	3,733	5	3,623	9	1,366	7
Maryland	3,903	5	3,952	10	1,304	6
South Carolina	1,441	2	1,855	5	431	2
District of Columbia	1,313	2	703	2	92	—
Total banking region	43,863	60	34,198	88	10,651	51
California, Illinois, Pennsylvania, Texas, New Jersey, New York	15,926	22	2,630	7	5,367	26
All other states	13,603	18	1,947	5	4,927	23
Total outside banking region	29,529	40	4,577	12	10,294	49
Total	$73,392	100%	$38,775	100%	$20,945	100%
Loans Held for Investment
LHFI totaled $132.4 billion at March 31, 2015, a decrease of 1% from December 31, 2014. This slight decrease in LHFI during the quarter was primarily due to higher paydown activity and a decline in loan originations as a result of our focus on returns, which was partially offset by growth in targeted commercial and consumer loans. Average performing loans during the first quarter of 2015 totaled $132.7 billion, which was relatively stable compared to the prior quarter, driven primarily by the same factors as discussed above related to the change in period end LHFI, along with loan sale activity in both the prior and current quarters. See the "Net Interest Income/Margin" section of this MD&A for more information regarding average loan balances.

Commercial loans were relatively stable compared to December 31, 2014. C&I loans increased $134 million during the quarter as loan growth slowed due to lower production, as a result of our focus on returns, as well as elevated paydown activity. Commercial construction loans increased $273 million, or 23%, compared to December 31, 2014, driven primarily by advances on existing loans with developer clients. CRE loans decreased $352 million, or 5%, compared to December 31, 2014, largely due to elevated paydowns in our institutional real estate business.
Residential loans decreased $330 million, or 1%, compared to December 31, 2014, driven primarily by a $310 million, or

2%, decrease in home equity products. Home equity products decreased as paydowns exceeded new originations during the first quarter of 2015.
At March 31, 2015, 40% of our home equity products were in a first lien position and 60% were in a junior lien position. For home equity products in a junior lien position, we own or service 30% of the loans that are senior to the home equity product. Additionally, approximately 15% of the home equity line portfolio is due to convert to amortizing term loans by the end of 2015 and an additional 44% enter the conversion phase over following three years. Based on historical trends, within 12 months of the end of their draw period, approximately 78% of all accounts, and approximately 67% of accounts with a balance, are closed or refinanced into an amortizing loan or a new line of credit.
We perform credit management activities to limit our loss exposure on home equity accounts. These activities may result in the suspension of available credit and curtailment of available draws of most home equity junior lien accounts when the first lien position is delinquent, including when the junior lien is still current. We monitor the delinquency status of first mortgages serviced by other parties. Additionally, we actively monitor refreshed credit bureau scores of borrowers with junior liens, as these scores are highly sensitive to first lien mortgage delinquency. At March 31, 2015 and December 31, 2014, our home equity junior lien loss severity was approximately 84% and 80%, respectively. The average borrower FICO score related to loans in our home equity portfolio was approximately 760 at both March 31, 2015 and December 31, 2014, and the average outstanding loan size was approximately $46,000 at both March 31, 2015 and December 31, 2014.
Consumer loans decreased $457 million, or 2%, compared to December 31, 2014. The decrease is attributable to the $490 million, or 10%, decrease in government-guaranteed student loans and the $308 million, or 3%, decrease in indirect loans during the first quarter of 2015, partially offset by the $364 million, or 8%, increase in consumer direct loans, which was largely driven by continued growth in installment loans, both secured and unsecured. The decrease in government-guaranteed student loans was primarily due to the transfer of $350 million in loans to LHFS during the current quarter. The decrease in indirect loans was driven by a decrease in indirect auto loan production due to both seasonality and our balance sheet optimization goal of higher returns.

Going forward, we will continue to seek opportunities to help finance our clients' growth plans, while also keeping a high focus on returns.

Loans Held for Sale
LHFS increased $172 million, or 5%, from December 31, 2014. The increase was attributable to higher mortgage production volume and loan transfers from LHFI, partially offset by loan sales during the quarter.
Asset Quality
Our asset quality performance remained strong during the first quarter of 2015, driven by overall improvements in the economy, improved residential housing markets, resolution of existing NPAs, and lower levels of new NPLs. This was primarily driven by lower delinquencies and lower loss severities in our residential portfolio, as well as higher prices upon disposition of foreclosed assets. The overall improvement in asset quality is also the result of significant actions we have taken over the past several years to de-risk and diversify our balance sheet and improve the quality of new loan production.
NPLs decreased $22 million, or 3%, compared to December 31, 2014, largely driven by a reduction in residential mortgage and C&I NPLs. At March 31, 2015, the percentage of NPLs to total loans was 0.46%, down two basis points compared to December 31, 2014. Over the near term, we expect further, though moderating, declines in NPLs primarily driven by the residential portfolio.
Net charge-offs were $99 million during the first quarter of 2015, compared to $110 million during the first quarter of 2014, a decrease of $11 million, or 10%, largely driven by declines in our residential loan portfolio. During the first quarter of 2015, the net charge-off ratio declined to 0.30%, compared to 0.35% during the first quarter of 2014. Net charge-off ratios are likely to remain within the 30-40 basis point range in the near-term; however any given quarter can be impacted by discrete items, particularly given the current level of overall net charge-offs.
Total early stage delinquencies decreased eight basis points from December 31, 2014 to 0.56% of total loans at March 31, 2015. Early stage delinquencies, excluding government-guaranteed loans, improved four basis points from December 31, 2014 to 0.26% of total loans at March 31, 2015. At March 31, 2015, early stage delinquencies for all loan classes were stable to improved compared to December 31, 2014.

ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the unfunded commitments reserve. A rollforward of our allowance for credit losses and summarized credit loss experience is shown in Table 8. See "Critical Accounting Policies-Allowance for Credit Losses" and Note 1, "Significant Accounting Policies" to

our 2014 Annual Report on Form 10-K, as well as Note 6, "Allowance for Credit Losses," to the Consolidated Financial Statements in this Form 10-Q for further information regarding our ALLL accounting policy, determination, and allocation.

Summary of Credit Losses Experience			Table 8
	Three Months Ended March 31
(Dollars in millions)	2015	2014	% Change
Allowance for Credit Losses
Balance - beginning of period	$1,991	$2,094	(5)%
Provision/(benefit) for unfunded commitments	—	(4)	(100)
Provision for loan losses:
Commercial loans	7	39	(82)
Residential loans	25	48	(48)
Consumer loans	23	19	21
Total provision for loan losses	55	106	(48)
Charge-offs:
Commercial loans	(28)	(33)	(15)
Residential loans	(68)	(85)	(20)
Consumer loans	(34)	(33)	3
Total charge-offs	(130)	(151)	(14)
Recoveries:
Commercial loans	11	14	(21)
Residential loans	9	17	(47)
Consumer loans	11	10	10
Total recoveries	31	41	(24)
Net charge-offs	(99)	(110)	(10)
Balance - end of period	$1,947	$2,086	(7)%
Components:
ALLL	$1,893	$2,040	(7)%
Unfunded commitments reserve [1]	54	46	17
Allowance for credit losses	$1,947	$2,086	(7)%
Average loans	$133,338	$128,525	4%
Period-end loans outstanding	132,380	129,196	2
Ratios:
ALLL to period-end loans [2,3]	1.43%	1.58%	(9)%
ALLL to NPLs [4]	3.10x	2.23x	39
ALLL to net charge-offs (annualized)	4.69x	4.56x	3
Net charge-offs to average loans (annualized)	0.30%	0.35%	(14)
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.
2 $268 million and $299 million of LHFI carried at fair value at March 31, 2015 and 2014, respectively, were excluded from period-end loans in the calculation, as no allowance is recorded for loans held at fair value. We believe that this presentation more appropriately reflects the relationship between the ALLL and loans that attract an allowance.
3 Excluding government-guaranteed loans of $5.0 billion and $8.8 billion from period-end loans in the calculation at March 31, 2015 and 2014, respectively, results in ratios of 1.49% and 1.70%, respectively.
4 $3 million and $9 million of NPLs carried at fair value at March 31, 2015 and 2014, respectively, were excluded from NPLs in the calculation.

Provision for Credit Losses
The total provision for credit losses includes the provision for loan losses and the provision for unfunded commitments. The provision for loan losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. During the first quarter of 2015, the provision for loan losses decreased $51 million, or 48%, compared to the same period in 2014. This decline in the provision for loan losses was largely attributable to improvements in credit quality and lower net charge-offs in our residential and commercial loan portfolios.
We expect our provision for loan losses for the full year 2015 to be below the full year 2014 level, as asset quality continues to improve. However, the ultimate level of reserves and provision will continue to be determined by our rigorous quarterly review processes, which consider credit quality trends and risks associated with our LHFI portfolio, including historical loss experience, expected loss calculations, delinquencies, performing status, size and composition of the loan portfolio, and concentrations within the portfolio, combined with a view on economic conditions. Despite the improvement in many credit quality metrics, the ALLL level is also impacted by other indicators of credit risk associated with the portfolio, such as geopolitical risks and the increasing availability of credit and resultant higher levels of leverage for consumers and commercial borrowers.

Allowance for Loan and Lease Losses

ALLL by Loan Segment		Table 9
(Dollars in millions)	March 31, 2015	December 31, 2014
ALLL:
Commercial loans	$976	$986
Residential loans	743	777
Consumer loans	174	174
Total	$1,893	$1,937
Segment ALLL as a % of total ALLL:
Commercial loans	52%	51%
Residential loans	39	40
Consumer loans	9	9
Total	100%	100%
Loan segment as a % of total loans:
Commercial loans	56%	55%
Residential loans	29	29
Consumer loans	15	16
Total	100%	100%
The ALLL decreased $44 million, or 2%, from December 31, 2014 to $1.9 billion at March 31, 2015. The decrease was primarily driven by the continued improvement in asset quality combined with a slight decrease in LHFI during the quarter. The ALLL to period-end loans ratio decreased three basis points from December 31, 2014 to 1.43% at March 31, 2015, excluding LHFI carried at fair value from period-end loans in the calculation. We expect the ratio to gradually trend down for the remainder of 2015 assuming asset quality and economic conditions remain favorable. The ratio of the ALLL to total NPLs was 3.10x at March 31, 2015, compared to 3.07x at December 31, 2014.

NONPERFORMING ASSETS

The following table presents our NPAs:

		Table 10
(Dollars in millions)	March 31, 2015	December 31, 2014	% Change [3]
Nonaccrual/NPLs:
Commercial loans:
C&I	$140	$151	(7)%
CRE	24	21	14
Commercial construction	1	1	—
Total commercial NPLs	165	173	(5)
Residential loans:
Residential mortgages - nonguaranteed	254	254	—
Home equity products	165	174	(5)
Residential construction	23	27	(15)
Total residential NPLs	442	455	(3)
Consumer loans:
Other direct	4	6	(33)
Indirect	1	—	NM
Total consumer NPLs	5	6	(17)
Total nonaccrual/NPLs [1]	612	634	(3)
OREO [2]	79	99	(20)
Other repossessed assets	5	9	(44)
Nonperforming LHFS	—	38	(100)
Total NPAs	$696	$780	(11)%
Accruing loans past due 90 days or more	$980	$1,057	(7)%
Accruing LHFS past due 90 days or more	12	1	NM
TDRs:
Accruing restructured loans	$2,589	$2,592	—%
Nonaccruing restructured loans [1]	255	273	(7)
Ratios:
NPLs to period-end loans	0.46%	0.48%	(4)%
NPAs to period-end loans, OREO, other repossessed assets, and nonperforming LHFS	0.53	0.59	(10)
1 Nonaccruing restructured loans are included in total nonaccrual/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets in the Consolidated Balance Sheets until the funds are received and the property is conveyed. The receivable amount related to proceeds due from the FHA or the VA totaled $61 million and $57 million at March 31, 2015 and December 31, 2014, respectively.
3 "NM" - not meaningful. Those changes over 100 percent were not considered to be meaningful.

NPAs decreased $84 million, or 11%, during the first quarter of 2015. The decrease was primarily attributable to a $22 million, or 3%, decrease in NPLs, a $20 million, or 20% decline in OREO, and a $38 million decrease in nonperforming LHFS. Improved loan performance contributed to the decrease in NPLs, while the decreases in OREO and nonperforming LHFS were primarily due to sales during the current quarter. At March 31, 2015, our ratio of NPLs to total loans was 0.46%, down from 0.48% at December 31, 2014, reflecting the decrease in NPLs. We expect further, though moderating, declines in NPLs during 2015, primarily driven by the residential portfolio.
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
Nonaccrual loans, loans over 90 days past due and still accruing, and TDR loans, are problem loans or loans with potential weaknesses that are disclosed in the NPA table above. Loans with known potential credit problems that may not otherwise be disclosed in this table include accruing criticized commercial loans, which are disclosed along with additional credit quality information in Note 5, “Loans,” to the Consolidated Financial Statements in this Form 10-Q. At March 31, 2015 and December 31, 2014, there were no known significant potential problem loans that are not otherwise disclosed.

Nonperforming Loans
Residential NPLs were the largest driver of the overall decrease in NPLs, down $13 million, or 3%, from December 31, 2014 to $442 million at March 31, 2015. The decrease was primarily driven by the normal net charge-off and foreclosure process and lower levels of new NPLs. Nonperforming commercial loans decreased $8 million, or 5%, from December 31, 2014 to $165 million at March 31, 2015.
Interest income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis. Interest income on commercial nonaccrual loans is not generally recognized until after the principal amount has been reduced to zero. We recognized $4 million and $5 million of interest income related to nonaccrual loans during the first quarter of 2015 and 2014, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $8 million and $13 million would have been recognized during the first quarter of 2015 and 2014, respectively.

Other Nonperforming Assets
OREO decreased $20 million, or 20%, during the first quarter of 2015 as a result of net decreases of $15 million in residential homes, $4 million in commercial properties, and $1 million in residential construction related properties. Sales of OREO resulted in proceeds of $36 million and $65 million during the first quarter of 2015 and 2014, respectively, contributing to net gains on sales of OREO of $6 million and $11 million, respectively, inclusive of valuation reserves.
Geographically, most of our OREO properties are located in Florida, Georgia, and Virginia. Residential and commercial real estate properties comprised 77% and 16%, respectively, of the $79 million in total OREO at March 31, 2015; the remainder is related to land and other properties. Upon foreclosure, the values of these properties were reevaluated and, if necessary, written down to their then-current estimated value less estimated costs to sell. Any further decreases in values could result in additional losses on these properties as we periodically revalue them. See the "Non-recurring Fair Value Measurements" section within Note 14, "Fair Value Election and Measurement," to the Consolidated Financial Statements in this Form 10-Q for additional information.
Gains and losses on the sale of OREO are recorded in other noninterest expense in the Consolidated Statements of Income. Sales of OREO and the related gains or losses are highly dependent on our disposition strategy and buyer opportunities. We are actively managing and disposing of these foreclosed assets to minimize future losses.
Accruing loans past due 90 days or more included LHFI and LHFS and totaled $992 million and $1.1 billion, at March 31, 2015 and December 31, 2014, respectively. Of these, 96% and 97% were government-guaranteed at March 31, 2015 and December 31, 2014, respectively. Accruing LHFI past due 90 days or more decreased $77 million, or 7%, during the first quarter of 2015, primarily driven by a reduction in government-guaranteed student loans.

Restructured Loans
To maximize the collection of loan balances, we evaluate troubled loans on a case-by-case basis to determine if a loan modification would be appropriate. We pursue loan modifications when there is a reasonable chance that an appropriate modification would allow our client to continue servicing the debt. For loans secured by residential real estate, if the client demonstrates a loss of income such that the client cannot reasonably support a modified loan, we may pursue short sales and/or deed-in-lieu arrangements. For loans secured by income producing commercial properties, we perform an in-depth and ongoing programmatic review. We review a number of factors, including cash flows, loan structures, collateral values, and guarantees to identify loans within our income producing commercial loan portfolio that are most likely to experience distress. Based on our review of these factors and our assessment of overall risk, we evaluate the benefits of proactively initiating discussions with our clients to improve a loan’s risk profile. In some cases, we may renegotiate terms of their loans so that they have a higher likelihood of continuing to perform. To date, we have restructured loans in a variety of ways to help our clients service their debt and to mitigate the potential for additional losses. The primary restructuring methods being offered to our residential clients are reductions in interest rates, extensions of terms, or forgiveness of principal. For commercial loans, the primary restructuring method is the extension of terms.
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
Table 11 displays our residential real estate TDR portfolio by modification type and payment status. Guaranteed loans that have been repurchased from Ginnie Mae under an early buyout clause and subsequently modified have been excluded from the table. Such loans totaled approximately $54 million and $49 million at March 31, 2015 and December 31, 2014, respectively.

Selected Residential TDR Data						Table 11
	March 31, 2015
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent [1]	Total	Current	Delinquent [1]	Total
Rate reduction	$835	$65	$900	$16	$50	$66
Term extension	10	3	13	—	1	1
Rate reduction and term extension	1,214	101	1,315	21	63	84
Other [2]	170	10	180	9	27	36
Total	$2,229	$179	$2,408	$46	$141	$187

	December 31, 2014
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent [1]	Total	Current	Delinquent [1]	Total
Rate reduction	$784	$69	$853	$16	$40	$56
Term extension	13	4	17	1	1	2
Rate reduction and term extension	1,251	103	1,354	30	68	98
Other [2]	173	11	184	12	26	38
Total	$2,221	$187	$2,408	$59	$135	$194
1 TDRs considered delinquent for purposes of this table were those at least thirty days past due.
2 Primarily consists of extensions and deficiency notes.

At March 31, 2015, our total TDR portfolio was $2.8 billion and was composed of $2.6 billion, or 92%, of residential loans (predominantly first and second lien residential mortgages and home equity lines of credit), $109 million, or 4%, of commercial loans (predominantly income-producing properties), and $126 million, or 4%, of consumer loans. Total TDRs decreased $21 million, or 1%, from December 31, 2014. Nonaccruing TDRs decreased $18 million, or 7%, and accruing TDRs decreased $3 million, from December 31, 2014, respectively.

Generally, interest income on restructured loans that have met sustained performance criteria and have been returned to accruing status is recognized according to the terms of the restructuring. Such recognized interest income was $29 million and $32 million during the first quarter of 2015 and 2014, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $37 million and $42 million during the first quarter of 2015 and 2014, respectively, would have been recognized.

SELECTED FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE
The following is a discussion of the more significant financial assets and financial liabilities that are currently measured at fair value on the Consolidated Balance Sheets at March 31, 2015 and December 31, 2014. For a complete discussion of our financial instruments measured at fair value and the methodologies used to estimate the fair values of our financial instruments, see Note 14, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.

Trading Assets and Liabilities and Derivative Instruments
Trading assets and derivatives increased 6% compared to December 31, 2014, as a result of normal changes in the trading portfolio product mix, primarily due to increases in U.S. Treasury securities, corporate and other debt securities, trading loans, and net derivative assets. The increase was partially offset by decreases in federal agency securities and CP. Trading liabilities and derivatives increased 19% compared to December 31, 2014, primarily due to an increase in U.S. Treasury securities and net derivative liabilities, resulting from normal business activity. See Note 13, "Derivative Financial Instruments," to the Consolidated Financial Statements in this Form 10-Q for additional information on derivatives. For a discussion of market risk associated with our trading activities, refer to the "Market Risk Management—Market Risk from Trading Activities" section of this MD&A.

Securities Available for Sale				Table 12
	March 31, 2015
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$2,110	$35	$—	$2,145
Federal agency securities	461	16	1	476
U.S. states and political subdivisions	183	9	—	192
MBS - agency	22,366	614	28	22,952
MBS - private	118	2	1	119
ABS	19	2	—	21
Corporate and other debt securities	37	2	—	39
Other equity securities [1]	815	2	—	817
Total securities AFS	$26,109	$682	$30	$26,761
1 At March 31, 2015, the fair value of other equity securities was comprised of the following: $207 million in FHLB of Atlanta stock, $402 million in Federal Reserve Bank of Atlanta stock, $201 million in mutual fund investments, and $7 million of other.

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
1 At December 31, 2014, the fair value of other equity securities was comprised of the following: $376 million in FHLB of Atlanta stock, $402 million in Federal Reserve Bank of Atlanta stock, $138 million in mutual fund investments, and $7 million of other.

The securities AFS portfolio is managed as part of our overall liquidity management and ALM process to optimize income and portfolio value over an entire interest rate cycle while mitigating the associated risks. Changes in the size and composition of the portfolio reflect our efforts to maintain a high quality, liquid portfolio while managing our interest rate risk profile. The amortized cost of the portfolio decreased $148 million during the first quarter of 2015, due to net maturities, sales, and higher premium amortization due to faster prepayments. Notwithstanding the overall decrease in the amortized cost of the securities AFS portfolio, our holdings of U.S. Treasury securities increased to help meet the forthcoming LCR requirement. The fair value of the portfolio decreased $9 million during the first quarter of 2015, as the decline in amortized cost was largely offset by a $139 million increase in net unrealized gains driven by a decline in market interest rates during the first quarter of 2015.
For both the first quarter of 2015 and 2014, net realized losses were immaterial and comprised of immaterial gross realized gains and losses. There were no OTTI losses recognized in earnings. For additional information on composition and valuation assumptions related to the securities AFS portfolio, see Note 4, "Securities Available for Sale," and the “Trading Assets and Derivative Instruments and Securities Available for Sale” section of Note 14, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.
For the first quarter of 2015, the average yield on an FTE basis for the securities AFS portfolio was 2.18%, compared with 2.71% for the first quarter of 2014. The decrease in average yield was primarily due to higher MBS premium amortization due to increased prepayments as mortgage rates declined.
The securities AFS portfolio had an effective duration of 3.6 years at both March 31, 2015 and December 31, 2014. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in market interest rates, taking into consideration embedded options. An effective duration of 3.6 years suggests an expected price change of approximately 3.6% for a 100 basis point instantaneous change in market interest rates.
The credit quality and liquidity profile of the securities AFS portfolio remained strong at March 31, 2015 and consequently, we believe that we have the flexibility to respond to changes in the economic environment and take actions as opportunities arise to manage our interest rate risk profile and balance liquidity risk against investment returns. Over the longer term, the size and composition of the securities AFS portfolio will reflect balance sheet trends, our overall liquidity position, and interest rate risk management objectives. Accordingly, the size and composition of the securities AFS portfolio could change over time.
Federal Home Loan Bank and Federal Reserve Bank Stock
We previously acquired capital stock in the FHLB of Atlanta as a precondition for becoming a member of that institution. As a member, we are able to take advantage of competitively priced advances as a wholesale funding source and to access grants and low-cost loans for affordable housing and community development projects, among other benefits. At March 31, 2015, we held a total of $207 million of capital stock in the FHLB, a decrease of $169 million compared to December 31, 2014. During the three months ended March 31, 2015 and 2014, we recognized dividends related to FHLB capital stock of $4 million and $3 million, respectively.
Similarly, to remain a member of the Federal Reserve System, we are required to hold a certain amount of capital stock, determined as either a percentage of the Bank’s capital or as a percentage of total deposit liabilities. At March 31, 2015, we held $402 million of Federal Reserve Bank of Atlanta stock, unchanged from December 31, 2014. During the three months ended March 31, 2015 and 2014, we recognized dividends related to Federal Reserve Bank of Atlanta stock of $6 million for both periods.

BORROWINGS

Short-Term Borrowings					Table 13
	March 31, 2015		Three Months Ended March 31, 2015
	Balance	Rate	Daily Average		Maximum Outstanding at any Month-End
(Dollars in millions)			Balance	Rate
Funds purchased [1]	$1,299	0.06%	$1,040	0.10%	$1,299
Securities sold under agreements to repurchase [1]	1,845	0.25	1,922	0.19	1,896
Other short-term borrowings	1,438	0.15	3,698	0.19	4,426
Total	$4,582		$6,660

	March 31, 2014		Three Months Ended March 31, 2014
	Balance	Rate	Daily Average		Maximum Outstanding at any Month-End
(Dollars in millions)			Balance	Rate
Funds purchased [1]	$1,269	0.06%	$989	0.08%	$1,375
Securities sold under agreements to repurchase [1]	2,133	0.12	2,202	0.10	2,228
Other short-term borrowings	5,277	0.24	5,588	0.24	5,742
Total	$8,679		$8,779
1 Funds purchased and securities sold under agreements to repurchase mature overnight or at a fixed maturity generally not exceeding three months. Rates on overnight funds reflect current market rates. Rates on fixed maturity borrowings are set at the time of the borrowings.
Our total period-end short-term borrowings at March 31, 2015 decreased $4.1 billion, or 47%, from March 31, 2014, primarily due to a $3.8 billion decrease in other short-term borrowings and a $288 million decrease in securities sold under agreements to repurchase. The decrease in other short-term borrowings was primarily due to a $3.0 billion decline in outstanding FHLB advances, a $1.0 billion decline in master notes, partially offset by an increase of $182 million in dealer collateral held.

For the three months ended March 31, 2015, our total daily average short-term borrowings decreased $2.1 billion, or 24%, compared to the three months ended March 31, 2014. The decrease was largely driven by decreases in other short-term borrowings of $1.9 billion, largely due to decreases of $1.4 billion in FHLB advances and $280 million in securities sold under agreements to repurchase due to ordinary balance sheet management practices. For the three months ended March 31, 2015, our maximum outstanding balance at any month-end for other short-term borrowings was higher than our period-end balance primarily due to maturities of FHLB advances toward the end of the quarter.
Long-Term Debt
During the three months ended March 31, 2015, our long-term debt decreased by $10 million.
Average long-term debt for the three months ended March 31, 2015 increased $1.7 billion, or 15%, compared to the average for the three months ended March 31, 2014, predominantly driven by a $1.0 billion increase in average long-term FHLB advances and a $915 million increase in average long-term debt due to multiple issuances in 2014, partially offset by a $253 million decrease in average CLO debt securities. There have been no other material changes in our long-term debt as described in our 2014 Annual Report on Form 10-K.
CAPITAL RESOURCES
Our primary federal regulator, the Federal Reserve, measures capital adequacy within a framework that sets capital requirements relative to the risk profiles of individual banking companies. The framework assigns risk weights to assets and off-balance sheet risk exposures according to predefined classifications, creating a base from which to compare capital levels. Effective January 1, 2015, we measure capital adequacy using the standardized approach to the Federal Reserve's Basel III final rule. Basel III retained the general framework from the prior capital adequacy calculations under Basel I, but certain predefined classifications have changed and risk weightings have been revised. Additionally, Basel III introduced a new capital measure, CET1, and revised what comprises Tier 1 and Total capital. Further, Basel III revised the requirements related to minimum capital adequacy levels.
CET1 is limited to common equity and related surplus (net of treasury stock), retained earnings, AOCI, and common equity minority interest, subject to limitations. Certain regulatory adjustments and exclusions are made to CET1, including removal of goodwill, other intangible assets, certain DTAs, the impact on capital arising from mark-to-market adjustments related to our credit spreads, and certain defined benefit pension fund net assets. Further, the standardized approach allows a one-time permanent election in the first reporting period under Basel III to exclude AOCI from the calculation of regulatory capital. We made the election to exclude AOCI from calculation of our CET1.

Tier 1 capital includes CET1, qualified preferred equity instruments, qualifying minority interest not included in CET1, subject to limitations, and certain other regulatory deductions. Tier 1 capital includes a portion of trust preferred securities during 2015, but those instruments will be phased out of Tier 1 capital as of January 1, 2016 and will be reclassified as Tier 2 capital. As a result, we expect $627 million in principal amount of Parent Company trust preferred securities currently outstanding to receive partial Tier 1 capital treatment during 2015 and be treated as Tier 2 capital beginning on January 1, 2016.
Total capital consists of Tier 1 capital and Tier 2 capital, which includes qualifying portions of subordinated debt, trust preferred securities, minority interest not included in Tier 1 capital, ALLL up to a maximum of 1.25% of RWA, and a limited percentage of unrealized gains on equity securities.
Both the Company and the Bank are subject to minimum CET1, Tier 1 capital, and Total capital ratios of 4.5%, 6%, and 8%, respectively, to be considered "adequately capitalized." To be considered “well-capitalized,” ratios of 6.5%, 8%, and 10%, respectively, are required. Additionally, beginning in 2016, a CCB amount of 0.625% is required to be maintained above the minimum capital ratios. The CCB will continue to increase each year through January 1, 2019 when the CCB amount is fully phased-in at 2.5% above the minimum capital ratios. The CCB places restrictions on the amount of retained earnings that may be used for capital distributions or discretionary bonus payments as risk-based capital ratios approach their respective “adequately capitalized” minimum capital ratios plus the CCB.
The Company and the Bank are also subject to a Tier 1 leverage ratio requirement, which measures Tier 1 capital against average total assets less certain deductions, as calculated in accordance with the regulatory guidelines. The minimum and well-capitalized leverage ratio thresholds are 4% and 5%, respectively, and are not subject to the CCB.
Risk weighting under Basel III was modified primarily to enhance risk sensitivity of RWA. Accordingly, additional risk weight categories were added and certain calculation methodologies were introduced to more precisely calculate exposure risk. Exposures that received a significant risk weight and/or calculation methodology change compared to Basel I included MSRs, certain unfunded commitments, letters of credit, derivatives, securitizations, and certain commercial and CRE loans.
A transition period applies to certain capital elements and risk weighted assets. One of the more significant transitions required by the Basel III final rule relates to the risk weighting applied to MSRs, which will impact the CET1 ratio during the transition period when compared to the CET1 ratio that is calculated on a fully phased-in basis. Specifically, the fully phased-in risk weight of MSRs is 250%, while the risk weight to be applied during the transition period is 100%. The transition period is applicable from January 1, 2015 through December 31, 2017.

Regulatory Capital Ratios	Table 14
(Dollars in millions)	March 31, 2015
CET1	$15,848
Tier 1 capital	17,237
Total capital	20,337
RWA	160,261
Average total assets for leverage ratio	183,186

Risk-based ratios :
CET1	9.89%
CET1 - fully phased-in [1]	9.74
Tier 1 capital	10.76
Total capital	12.69
Leverage	9.41
Total shareholders’ equity to assets	12.25

(Dollars in millions)	December 31, 2014 [2]
Tier 1 capital	$17,554
Total capital	20,338
RWA	162,516
Average total assets for leverage ratio	182,186

Tier 1 common equity:
Tier 1 capital	$17,554
Less:
Qualifying trust preferred securities	627
Preferred stock	1,225
Minority interest	108
Tier 1 common equity	$15,594

Risk-based ratios :
Tier 1 common equity	9.60%
Tier 1 capital	10.80
Total capital	12.51
Tier 1 leverage ratio	9.64
Total shareholders’ equity to assets	12.09
1 The CET1 ratio on a fully phased-in basis is estimated at March 31, 2015. See the "Selected Quarterly Financial Data and Reconcilement of Non-U.S. GAAP Measures" section in this MD&A for a reconciliation of the fully phased-in CET1 ratio at March 31, 2015.
2 The Basel III Final Rule became effective for us on January 1, 2015; thus, capital at December 31, 2014 was calculated under the Basel I capital rule. Tier 1 common equity under Basel I represents the portion of Tier 1 capital that is attributable to common shareholders. We calculated this, together with the Tier 1 common equity ratio, using the methodology specified by our primary regulator. Our calculation of these measures may differ from those of other financial services companies that calculate similar metrics.

The Tier 1 capital ratio decreased slightly while the Total capital ratio increased compared to December 31, 2014, due primarily to the change in how capital and RWA is calculated under Basel III compared to Basel I. Specifically, Tier 1 capital and Total capital were impacted by the Basel III phase out of Tier 1 into Tier 2 capital of trust preferred securities, while RWA was predominantly affected by risk weight changes to certain commercial loans, letters of credit, unfunded commitments, and derivatives. At March 31, 2015, our capital ratios were well above current regulatory requirements.
Our estimate of the fully phased-in Basel III CET1 ratio of 9.74% and 9.69% at March 31, 2015 and December 31, 2014, respectively, considers a 250% risk-weighting for MSRs, which is the primary driver for the difference in the CET1 ratio at March 31, 2015 compared to the estimated fully phased-in ratio in the same period. The increase in the fully phased-in ratio during the first quarter of 2015 was due to an increase in retained earnings. Our fully phased-in ratio is in excess of the 4.5% minimum and the 6.5% well-capitalized limit for the CET1 ratio, and is also in excess of the 7.0% limit that includes the minimum level of 4.5% plus the 2.5% fully phased-in CCB.
We declared and paid common dividends totaling $105 million, or $0.20 per common share during the three months ended March 31, 2015, compared with $54 million, or $0.10 per common share during the three months ended March 31, 2014. Additionally, we recognized dividends on our preferred stock of $17 million and $9 million during the three months ended March 31, 2015 and 2014, respectively.
Various regulations administered by federal and state bank regulatory authorities restrict the Bank's ability to distribute its retained earnings. At March 31, 2015 and December 31, 2014, the Bank's capacity to pay cash dividends to the Parent Company under these regulations totaled approximately $2.1 billion and $2.9 billion, respectively.
During the first quarter of 2015, we announced capital plans in response to the Federal Reserve's review of and non-objection to our capital plan in conjunction with the 2015 CCAR. Our capital plan included the repurchase of common stock, an increase in the common stock dividend, and maintaining the current level of preferred stock dividends. To this end, the Board approved the repurchase of up to $875 million of our outstanding common stock between the second quarter of 2015 and the second quarter of 2016, which will be conducted relatively evenly on a quarterly basis. During April 2015, we repurchased $175 million of our outstanding common stock at market value as part of this plan. The Board also approved a 20% increase in our quarterly common stock dividend from $0.20 per share to $0.24 per share, beginning in the second quarter of 2015.
Additionally, during the first quarter of 2015, we repurchased $115 million of our outstanding common stock at market value, which completed the repurchase of authorized shares as approved by the Board in conjunction with the 2014 capital plan.

CRITICAL ACCOUNTING POLICIES
There have been no significant changes to our Critical Accounting Policies as described in our 2014 Annual Report on Form 10-K.

ENTERPRISE RISK MANAGEMENT
There have been no significant changes in our Enterprise Risk Management practices as described in our 2014 Annual Report on Form 10-K.
Credit Risk Management
There have been no significant changes in our Credit Risk Management practices as described in our 2014 Annual Report on Form 10-K.
Operational Risk Management
There have been no significant changes in our Operational Risk Management practices as described in our 2014 Annual Report on Form 10-K.

Market Risk Management
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices, and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and MVE to adverse movements in interest rates, is our primary market risk and mainly arises from the structure of our balance sheet. Variable rate loans, prior to any hedging related actions, are approximately 60% of total loans and after giving consideration to hedging related actions, are approximately 48% of total loans. Approximately 3% of our variable rate loans have coupon rates that are equal to a contractually specified interest rate floor. In addition to interest rate risk, we are also exposed to market risk in our trading instruments measured at fair value. Our ALCO meets regularly and is responsible for reviewing our open market positions and establishing policies to monitor and limit exposure to market risk.
Market Risk from Non-Trading Activities
The primary goal of interest rate risk management is to control exposure to interest rate risk, within policy limits approved by the Board. These limits and guidelines reflect our tolerance for interest rate risk over both short-term and long-term horizons. No limit breaches occurred during the three months ended March 31, 2015.
The major sources of our non-trading interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, which, as described in additional detail below, are employed by management to understand net interest income at risk and MVE at risk. These measures show that our interest rate risk profile is moderately asset sensitive at March 31, 2015.
MVE and net interest income sensitivity are complementary interest rate risk metrics and should be viewed together. Net interest income sensitivity captures asset and liability repricing mismatches for one year, inclusive of forecast balance sheet changes, and is considered a shorter term measure, while MVE sensitivity captures mismatches within the period end balance sheets through the financial instruments' respective maturities and is considered a longer term measure.
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
One of the primary methods that we use to quantify and manage interest rate risk is simulation analysis, which we use to model net interest income from assets, liabilities, and derivative positions under various interest rate scenarios and balance sheet structures. This analysis measures the sensitivity of net interest income over a two year time horizon, which differs from the interest rate sensitivities in Table 15, which reflect a one year time horizon. Key assumptions in the simulation analysis (and in the valuation analysis discussed below) relate to the behavior of interest rates and spreads, the changes in product balances, and the behavior of loan and deposit clients in different rate environments. This analysis incorporates several assumptions, the most material of which relate to the repricing characteristics and balance fluctuations of deposits with indeterminate or non-contractual maturities.
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
The sensitivity analysis presented in Table 15 is measured as a percentage change in net interest income due to instantaneous moves in benchmark interest rates. Estimated changes set forth below are dependent upon material assumptions such as those previously discussed.

Net Interest Income Asset Sensitivity		Table 15

	Estimated % Change in Net Interest Income Over 12 Months [1]
(Basis points)	March 31, 2015	December 31, 2014
Rate Change
+200	7.2%	6.7%
+100	3.8%	3.5%
-25	(1.2)%	(1.0)%
1 Estimated % change of net interest income is reflected on a non-FTE basis.

The increase in net interest income asset sensitivity compared to December 31, 2014 is due to the aging of interest rate swaps and changes in balance sheet composition, particularly variable rate loan growth and increased client deposits, which are expected to be accretive to net interest income in a rising rate environment. See additional discussion related to net interest income in the "Net Interest Income/Margin" section of this MD&A.
We also perform valuation analyses, which we use for discerning levels of risk present in the balance sheet and derivative positions that might not be taken into account in the net interest income simulation horizon. Whereas a net interest income simulation highlights exposures over a relatively short time horizon, a valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows and derivative cash flows minus the discounted present value of liability cash flows, the net of which is referred to as MVE. The sensitivity of MVE to changes in the level of interest rates is a measure of the longer-term repricing risk and options risk embedded in the balance sheet. Similar to the net interest income simulation, MVE uses instantaneous changes in rates. However, MVE values only the current balance sheet and does not incorporate projections that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the MVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios. At March 31, 2015, the MVE profile in Table 16 indicated a decline in net balance sheet value due to instantaneous upward changes in rates. MVE sensitivity is reported in both upward and downward rate shocks.

Market Value of Equity Sensitivity		Table 16

	Estimated % Change in MVE
(Basis points)	March 31, 2015	December 31, 2014
Rate Change
+200	(4.9)%	(4.2)%
+100	(1.9)%	(1.5)%
-25	0.2%	0.1%
The increase in MVE sensitivity from December 31, 2014 is primarily due to a shortening of expected deposit lives. While an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under these rate scenarios, we believe that a gradual shift in interest rates would have a much more modest impact. Since MVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in MVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current year). Further, MVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changing product spreads that could mitigate the impact of changes in interest rates. The net interest income simulation and valuation analyses do not include actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

Market Risk from Trading Activities
We manage market risk associated with trading activities using a VAR approach that takes into account exposures resulting from interest rate risk, equity risk, foreign exchange rate risk, credit spread risk, and commodity price risk. For trading portfolios, VAR measures the estimated maximum loss from a trading position, given a specified confidence level and time horizon. VAR results are monitored daily for each trading portfolio against established limits. For risk management purposes, our VAR calculation is based on a historical simulation and measures the potential trading losses using a one-day holding period at a one-tail, 99% confidence level. This means that, on average, trading losses are expected to exceed VAR one out of 100 trading days or two to three times per year. While VAR can be a useful risk management tool, it does have inherent limitations, including the assumption that past market behavior is indicative of future market performance. As such, VAR is only one of several tools used to manage market risk. Other tools used to actively manage market risk include scenario analysis, stress testing, profit and loss attribution, and stop loss limits.
In addition to VAR, in accordance with the Market Risk Rule issued by the U.S. banking regulators, we also calculate Stressed VAR, which is used as a component of the total market risk-based capital charge. We calculate the Stressed VAR risk measure using a ten-day holding period at a one-tail, 99% confidence level and employ a historical simulation approach based on a continuous twelve-month historical window that reflects a period of significant financial stress to our portfolio. As such, our Stressed VAR calculation uses the same methodology and models as regular VAR, which is a requirement under the Market Risk Rule. Table 17 presents VAR and Stressed VAR for the three months ended March 31, as well as VAR by Risk Factor at March 31, 2015 and 2014.

Value at Risk Profile		Table 17

	Three Months Ended March 31
(Dollars in millions)	2015	2014
VAR (1-day holding period):
Period end	$3	$2
High	3	3
Low	2	2
Average	2	2

Stressed VAR (10-day holding period):
Period end	$62	$26
High	81	30
Low	24	18
Average	50	23

(Dollars in millions)	March 31, 2015	March 31, 2014
VAR by Risk Factor (1-day holding period):
Equity risk	$2	$1
Interest rate risk	2	2
Credit spread risk	2	2
VAR total (1-day diversified)	3	2
The trading portfolio, measured in terms of VAR, is predominantly comprised of four material sub-portfolios of covered positions: Credit trading, fixed income securities, interest rate derivatives, and equity derivatives. As illustrated in Table 17, average daily VAR during three months ended March 31, 2015 was unchanged at $2 million compared to the same period in 2014. Daily VAR increased to $3 million at March 31, 2015 compared to $2 million at March 31, 2014. The trading portfolio of covered positions did not contain any correlation trading positions or on- or off-balance sheet securitization positions during the first quarter of 2015.
In accordance with the Market Risk Rule, we evaluate the accuracy of our VAR model through daily backtesting by comparing daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) with the corresponding daily VAR-based measures. As illustrated below for the twelve months ended March 31, 2015, there was one instance in the fourth quarter of 2014 where trading losses exceeded firmwide VAR, which created a backtest exception. This was primarily driven by the widening of credit spreads in the corporate debt markets. The actual number of backtesting exceptions over the preceding 12 months is used to determine the multiplication factor for the VAR-based capital requirement under the Market Risk Rule, whereby the capital multiplication factor increases from a minimum of three to a maximum of four, depending on the number of exceptions. This exception did not result in an increase in the capital multiplication factor.

Firmwide VAR Backtesting
$3
$2
$1
$0
($1)
($2)
($3)
($4)
($5)
$ Millions
Apr-14
May-14
Jun-14
Jul-14
Aug-14
Sep-14
Oct-14
Nov-14
Dec-14
Jan-15
Feb-15
Mar-15
VaR
Trading Gains & Losses

We have valuation policies, procedures, and methodologies for all covered positions. Additionally, reporting of trading positions is in accordance with U.S. GAAP and is subject to independent price verification. See Note 13, "Derivative Financial Instruments" and Note 14, "Fair Value Election and Measurement" to the Consolidated Financial Statements in this Form 10-Q, as well as the "Critical Accounting Policies" section in our 2014 Annual Report on Form 10-K for discussion of valuation policies, procedures, and methodologies.
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
Stress testing: We use a comprehensive range of stress testing techniques to help monitor risks across trading desks and to augment standard daily VAR reporting. The stress testing framework is designed to quantify the impact of rare and extreme historical but plausible stress scenarios that could lead to large unexpected losses. In addition to performing firmwide stress testing of our aggregate trading portfolio, additional types of secondary stress tests including historical repeats and simulations using hypothetical risk factor shocks are also performed. All trading positions within each applicable market risk category (interest rate risk, equity risk, foreign exchange rate risk, credit spread risk, and commodity price risk) are included in our comprehensive stress testing framework. We review stress testing scenarios on an ongoing basis and make updates as necessary to ensure that both current and potential emerging risks are appropriately captured.
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
Management and Reporting Framework. We base our governance structure on and mitigate liquidity risk using three lines of defense. Our Corporate Treasury department constitutes the first line of defense, managing consolidated liquidity risks we incur in the course of our business. Under the oversight of the ALCO, Corporate Treasury thereby assumes responsibility for identifying, measuring, monitoring, reporting, and managing our liquidity risks. In so doing, Corporate Treasury develops and implements short- and long-term liquidity management strategies, funding plans, and liquidity stress tests, and also monitors early warning indicators. Corporate Treasury primarily monitors and manages liquidity risk at the Parent Company and Bank levels as the non-bank subsidiaries are relatively small and these subsidiaries ultimately rely upon the Parent Company as a source of liquidity in adverse environments. However, Corporate Treasury also monitors liquidity developments in and maintains a regular dialogue with other legal entities within SunTrust.
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
In September 2014, the Federal Reserve published final rules with respect to LCR requirements. The LCR will require banking organizations to hold unencumbered high quality, liquid assets sufficient to withstand projected cash outflows under a prescribed liquidity stress scenario. These new liquidity rules will be phased in as regulatory requirements and will require that we maintain an LCR above 90% beginning January 1, 2016 and 100% beginning January 1, 2017. We expect to meet or exceed LCR requirements within the regulatory timelines. At March 31, 2015, our LCR was already above the January 1, 2016 requirement of 90%.
Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. The Bank and the Parent Company borrow in the money markets using instruments such as Fed funds, Eurodollars, and CP. At March 31, 2015, the Parent Company had no CP outstanding and the Bank retained a material cash position in its Federal Reserve account. The Parent Company also retains a material cash position, in accordance with our policies and risk limits, discussed in greater detail below.
Sources of Funds. Our primary source of funds is a large, stable retail deposit base. Core deposits, predominantly made up of consumer and commercial deposits originated primarily from our retail branch network, are our largest and most cost-effective source of funding. Core deposits increased to $143.2 billion at March 31, 2015, from $139.2 billion at December 31, 2014.
We also maintain access to diversified sources for both secured and unsecured wholesale funding. These uncommitted sources include Fed funds purchased from other banks, securities sold under agreements to repurchase, negotiable CDs, offshore deposits, FHLB advances, Global Bank Notes, and CP. Aggregate wholesale funding decreased to $18.2 billion at March 31, 2015 from $19.4 billion at December 31, 2014. Net short-term unsecured borrowings, which includes wholesale domestic and foreign deposits as well as Fed funds purchased, decreased to $3.4 billion at March 31, 2015, from $4.2 billion at December 31, 2014.

As mentioned above, the Bank and Parent Company maintain programs to access the debt capital markets. The Parent Company maintains a SEC shelf registration from which it may issue senior or subordinated notes and various capital securities such as common or preferred stock. Our Board has authorized the issuance of up to $5.0 billion of such securities, of which approximately $2.4 billion of issuance capacity remained available at March 31, 2015.
The Bank maintains a Global Bank Note program under which it may issue senior or subordinated debt with various terms. At March 31, 2015, the Bank retained $35.6 billion of remaining capacity to issue notes under the Global Bank Note program.
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
As illustrated in Table 18, at March 31, 2015, S&P maintained a “Stable” outlook on our credit ratings based on our improving overall risk profile and asset quality, solid liquidity profile, and sound capital position, while Fitch maintained a “Positive” outlook on our credit ratings. Moody’s published a new global bank rating methodology in the first quarter, which resulted in a revision of our credit ratings outlook from “Stable” to “Under Review.”

Debt Credit Ratings and Outlook			Table 18
March 31, 2015
	Moody’s	S&P	Fitch
SunTrust Banks, Inc.
Senior debt	Baa1	BBB+	BBB+
Preferred stock	Ba1	BB+	BB-

SunTrust Bank
Long-term deposits	A3	A-	A-
Short-term deposits	P-2	A-2	F2
Senior debt	A3	A-	BBB+
Outlook	Under Review	Stable	Positive
Although our investment portfolio is a use of funds, we manage that investment portfolio primarily as a store of liquidity, maintaining substantially all (approximately 97%) of our securities in liquid and high-grade asset classes such as agency MBS, agency debt, and U.S. Treasury securities; nearly all of those liquid, high-grade securities qualify as high-quality liquid assets under the U.S. LCR Final Rule. At March 31, 2015, our securities AFS portfolio contained $22.7 billion of unencumbered high-quality, liquid securities at market value.
As mentioned above, we maintain contingency funding scenarios to anticipate and manage the likely impact of impaired capital markets access and other adverse liquidity circumstances. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of contingency liquidity. These sources of contingency liquidity include available cash reserves; the ability to sell, pledge, or borrow against unencumbered securities in our investment portfolio; the capacity to borrow from the FHLB system; and the capacity to borrow at the Federal Reserve Discount Window.
The following table presents period end and average balances from these four sources for the first quarter of 2015 and 2014. We believe these contingency liquidity sources exceed any contingent liquidity needs measured in our contingency funding scenarios.

Contingency Liquidity Sources			Table 19
	March 31, 2015		March 31, 2014
(Dollars in billions)	As of	Average for the Three Months Ended ¹	As of	Average for the Three Months Ended ¹
Excess reserves	$4.6	$4.4	$4.6	$2.8
Free and liquid investment portfolio securities [2]	22.7	22.5	11.2	10.2
FHLB borrowing capacity	13.6	12.3	14.8	14.0
Discount window borrowing capacity	17.5	17.7	19.8	19.8
Total	$58.4	$56.9	$50.4	$46.8
1 Average based upon month-end data, except excess reserves, which is based upon a daily average.
2 Includes $207 million and $308 million of FHLB of Atlanta stock at March 31, 2015 and 2014, respectively, and $402 million of Federal Reserve Bank stock at both March 31, 2015 and 2014.

Parent Company Liquidity. Our primary measure of Parent Company liquidity is the length of time the Parent Company can meet its existing and certain forecasted obligations using its cash resources. We measure and manage this metric, "Months to Required Funding," using forecasts of both normal and adverse conditions. Under adverse conditions, we measure how long the Parent Company can meet its capital and debt service obligations after experiencing material attrition of short-term, unsecured funding and without the support of dividends from the Bank or access to the capital markets. At March 31, 2015, the Parent's months to required funding remained well in excess of current ALCO and Board limits. The BRC regularly reviews this and other liquidity risk metrics. In accordance with these risk limits established by ALCO and the Board, we manage the Parent Company’s liquidity by structuring its net maturity schedule to minimize the amount of debt maturing within a short period of time. A majority of the Parent Company’s liabilities are long-term in nature, coming from the proceeds of issuances of our capital securities and long-term senior and subordinated notes. See Note 11, “Borrowings and Contractual Commitments,” to our 2014 Annual Report on Form 10-K for further information regarding Parent Company debt.
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
Other Liquidity Considerations. As presented in Table 20, we had an aggregate potential obligation of $77.7 billion to our clients in unused lines of credit at March 31, 2015. Commitments to extend credit are arrangements to lend to clients who have complied with predetermined contractual obligations. We also had $3.0 billion in letters of credit at March 31, 2015, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Approximately $1.1 billion of these letters supported variable rate demand obligations at March 31, 2015. Unused commercial lines of credit have increased since December 31, 2014, as we continued to provide credit availability to our clients. Mortgage commitments have also increased during the current quarter due to higher IRLC volume.

Unfunded Lending Commitments				Table 20
	As of		Average for the Three Months Ended
(Dollars in millions)	March 31, 2015	December 31, 2014	March 31, 2015	March 31, 2014
Unused lines of credit:
Commercial	$51,150	$50,122	$50,636	$44,340
Mortgage commitments [1]	5,154	3,259	4,207	2,770
Home equity lines	10,913	10,858	10,885	11,141
CRE	3,392	3,302	3,347	2,205
Credit card	7,064	6,675	6,870	4,869
Total unused lines of credit	$77,673	$74,216	$75,945	$65,325

Letters of credit:
Financial standby	$2,867	$2,917	$2,892	$3,241
Performance standby	126	121	124	60
Commercial	40	32	36	27
Total letters of credit	$3,033	$3,070	$3,052	$3,328
1 Includes IRLC contracts with notional balances of $3.5 billion and $2.3 billion at March 31, 2015 and December 31, 2014, respectively.

Other Market Risk
Except as discussed below, there have been no other significant changes to other market risk as described in our 2014 Annual Report on Form 10-K.
MSRs are measured at fair value with a balance of $1.2 billion at both March 31, 2015 and December 31, 2014, and are managed within established risk limits and monitored as part of various governance processes.

The fair value of MSRs at the time of origination was $46 million and $32 million for MSRs originated during the first quarter of 2015 and 2014, respectively. Additionally, we purchased MSRs valued at approximately $56 million during the first quarter of 2015.
We recognized mark-to-market decreases of $126 million and $81 million in the fair value of the MSR portfolio during the first quarter of 2015 and 2014, respectively. Increases or decreases in fair value include the decay resulting from the realization of expected monthly net servicing cash flows. We recognized $38 million and $26 million of net losses during the first quarter of 2015 and 2014, respectively, inclusive of decay and related hedges. Compared to the prior year quarter, the increase in net losses related to MSRs was due to higher decay, resulting from higher prepayments arising from higher refinance activity, given the decline in interest rates during the current quarter. The higher decay in the current quarter was partially offset by an improvement in hedge performance.
OFF-BALANCE SHEET ARRANGEMENTS
See discussion of off-balance sheet arrangements in Note 8, “Certain Transfers of Financial Assets and Variable Interest

Entities,” and Note 12, “Guarantees,” to the Consolidated Financial Statements in this Form 10-Q.
CONTRACTUAL COMMITMENTS
In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on debt and lease arrangements, contractual commitments for capital expenditures, and service contracts. Except for the changes noted within the “Borrowings" section of this MD&A, there have been no other material changes in our Contractual Commitments as described in our 2014 Annual Report on Form 10-K.

BUSINESS SEGMENTS
The following table presents net income for our reportable business segments:

Net Income by Business Segment		Table 21
	Three Months Ended March 31
(Dollars in millions)	2015	2014
Consumer Banking and Private Wealth Management	$151	$155
Wholesale Banking	245	176
Mortgage Banking	58	16

Corporate Other	40	78
Reconciling Items [1]	(65)	(20)
Total Corporate Other	(25)	58
Consolidated Net Income	$429	$405
1 Includes differences between net income reported for each business segment using management accounting practices and U.S. GAAP. Prior period information has been restated to reflect changes in internal reporting methodology and inter-segment transfers. See additional information in Note 16, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q.

Table 22 presents average loans and average deposits for our reportable business segments during the quarter ended March 31:

Average Loans and Deposits by Business Segment				Table 22
	Average Loans		Average Consumer and Commercial Deposits
(Dollars in millions)	2015	2014	2015	2014
Consumer Banking and Private Wealth Management	$41,128	$41,259	$90,681	$84,358
Wholesale Banking	67,732	58,936	47,478	42,287
Mortgage Banking	24,439	28,286	2,359	1,887
Corporate Other	39	44	(42)	(136)

See Note 16, “Business Segment Reporting,” to the Consolidated Financial Statements in this Form 10-Q for a discussion of our segment structure, basis of presentation, and internal management reporting methodologies, including the reclassification of RidgeWorth results from the Wholesale Banking segment to Corporate Other in the second quarter of 2014.

BUSINESS SEGMENT RESULTS
Three Months Ended March 31, 2015 vs. 2014
Consumer Banking and Private Wealth Management
Consumer Banking and Private Wealth Management reported net income of $151 million for the three months ended March 31, 2015, a decrease of $4 million, or 3%, compared to the same period in 2014. The decrease in net income was primarily driven by a higher provision for credit losses, which mostly offset the increase in net interest income, generated by deposit growth and improved spreads on earning assets.
Net interest income was $667 million, an increase of $23 million, or 4%, compared to the same period in 2014, driven by increased average deposit balances and loan spreads, partially offset by lower deposit spreads and loan balances. Net interest income related to deposits increased $12 million, or 3%, driven by $6.3 billion, or 7%, increase in average deposit balances, partially offset by a nine basis point decrease in deposit spreads. Favorable deposit mix trends continued as average deposit balances increased in all lower cost account categories, offsetting a $1.9 billion, or 16%, decline in average time deposits. Net interest income related to loans increased $3 million, or 1%, driven by a four basis point increase in loan spreads, partially offset by a $131 million decrease in average loan balances. The decrease in average loans was driven by a decline in student and indirect auto loans, as well as equity lines, including the transfer of certain loans to the LHFS portfolio during the current quarter and fourth quarter of 2014. The decreases were partially offset by growth in consumer direct installment, personal credit lines, and credit cards. Net interest income for other assets increased $7 million, driven by loans held for sale and lower funding costs on intangible assets.
Provision for credit losses was $70 million, an increase of $17 million, or 32%, compared to the same period in 2014. The increase was related to moderating asset quality improvements, although overall asset quality continues to be strong.
Total noninterest income was $363 million, an increase of $2 million, or 1%, compared to the same period in 2014. Increases in retail investment income and card fees were partially offset by a decrease in service charges on deposits.
Total noninterest expense was $720 million, an increase of $13 million, or 2%, compared to the same period in 2014. The increase was driven by higher outside data processing expenses and several immaterial non-recurring charges, while total staff expense decreased slightly.

Wholesale Banking
Wholesale Banking reported net income of $245 million for the three months ended March 31, 2015, an increase of $69 million, or 39%, compared to the same period in 2014. The increase in net income was attributable to an increase in net interest income and noninterest income, and a decrease in the provision for credit losses and noninterest expense.
Net interest income was $462 million, an increase of $37 million, or 9%, compared to the same period in 2014, driven by increases in average loan and deposit balances. Net interest income related to loans increased, as average loan balances grew $8.8 billion, or 15%, due to increases in C&I, CRE, and tax-

exempt loans. Net interest income related to client deposits increased as average deposit balances increased $5.2 billion, or 12%, compared to the same period in 2014. Lower cost demand deposits increased $1.0 billion, or 5%, and average combined interest-bearing transaction accounts and money market accounts increased $4.4 billion, or 22%, while average CD balances declined approximately $232 million.
Provision for credit losses was a benefit of $4 million, a decrease of $27 million from the three months ended March 31, 2014. The decline was due to continued improvement in overall Wholesale Banking credit quality and valuation adjustments recorded in the first quarter of 2014 related to aircraft that were leased under arrangements that qualified as capital leases.
Total noninterest income was $311 million, an increase of $36 million, or 13%, from the same period in 2014. The increase was attributable to higher investment banking income, trading revenues, gains on the disposition of the majority of the remaining held for sale affordable housing partnership assets, and gains on the sale of leases during the three months ended March 31, 2015. These increases in income were partially offset by declines in service charges on deposit accounts and letter of credit fees.
Total noninterest expense was $407 million, a decrease of $11 million, or 3%, compared to the same period in 2014. The decrease was primarily due to our strategic decision to sell certain legacy investments in affordable housing partnerships in the first quarter of 2014 that resulted in a net $36 million impairment charge. Additionally, the three months ended March 31, 2014 total noninterest expense included impairment charges related to aircraft leases. These items were partially offset by higher personnel costs in the current quarter, mostly attributable to investments in revenue growth initiatives and higher allocated cost.
Mortgage Banking
Mortgage Banking reported net income of $58 million for the three months ended March 31, 2015, compared to net income of $16 million for the same period 2014. The $42 million increase in net income was driven by growth in noninterest income, a decline in the provision for credit losses and noninterest expense, partially offset by lower net interest income.
Net interest income was $121 million, a decrease of $13 million, or 10%, compared to the first quarter of 2014. The decrease was predominantly due to lower net interest income on loans, partially offset by higher net interest income on LHFS and deposits. Net interest income on loans decreased $17 million, or 16%, due to a $3.8 billion, or 14%, decrease in average loan balances and lower spreads on residential mortgages. Net interest income on LHFS increased $4 million compared to the same period in 2014, due to a $0.6 billion, or 54%, increase in average balances driven by higher production during the first quarter of 2015, which was partially offset by lower spreads. Additionally, net interest income on deposits increased $1 million due to a $0.5 billion, or 25%, increase in total average deposits, partially offset by lower spreads.

Provision for credit losses was a benefit of $10 million, a decrease of $36 million compared to the first quarter of 2014. The improvement was largely attributable to improved asset quality that resulted in a decrease in the estimated ALLL.
Total noninterest income was $132 million, an increase of $32 million, or 32%, compared to the first quarter of 2014. The increase was predominantly driven by higher mortgage production income, partially offset by lower mortgage servicing income. Production-related income increased $40 million compared to the first quarter of 2014 due to higher gain on sale revenue, a $7 million decline in the mortgage repurchase provision, and higher production-related fee income, partially offset by lower portfolio mark-to-market valuations. Loan originations were $5.1 billion during the first quarter of 2015, compared to $3.1 billion in the same period in 2014, an increase of $2.0 billion, or 64%. Mortgage servicing income was $43 million, a decrease of $11 million, or 20%, compared to the first quarter of 2014. The decline was driven by higher decay, partially offset by favorable net hedge performance and higher servicing fees. Total loans serviced were $141.8 billion at March 31, 2015, compared to $135.2 billion at March 31, 2014, an increase of 5%.
Total noninterest expense was $177 million, a decline of $9 million, or 5%, compared to the same period in 2014. The decrease was attributable to a $12 million decline in operating losses, which was partially offset by increased mortgage production volume related expenses resulting in increases of $4 million and $3 million in staff and outside processing expenses, respectively, as well as a $2 million increase in total allocated costs.

Corporate Other
Corporate Other reported net income of $40 million for the three months ended March 31, 2015, a decrease of $38 million, or 49%, compared to the same period in 2014. The decrease in income was primarily due to a decline in net interest income and foregone RidgeWorth income due to the second quarter sale in 2014, partially offset by lower noninterest expenses.
Net interest income was $28 million, a decrease of $48 million, or 63%, compared to the same period in 2014. The decrease was primarily due to a $48 million decline in commercial loan related swap income. While total average assets increased $3.3 billion driven by an increase in average investment securities, yields on investment securities declined compared to the same period in 2014. Average long-term debt increased $1.7 billion, or 16%, and average short-term borrowings decreased $1.9 billion, or 35%, compared to the first quarter of 2014, due to balance sheet management activities.
Total noninterest income was $16 million, a decrease of $43 million, or 73%, compared to the same period in 2014. The decrease was primarily due to foregone RidgeWorth trust and investment management income.
Total noninterest expense was a contra expense of $20 million, a decline of $70 million from the $50 million of expense reported during the three months ended March 31, 2014. The contra expense for the three months ended March 31, 2015 was primarily due to recoveries of previously recognized losses related to the financial crisis. Other expenses decreased due to sale of RidgeWorth and a reduction in severance cost compared to the first quarter of 2014.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See the “Enterprise Risk Management” section of the MD&A in this Form 10-Q, which is incorporated herein by reference.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) at March 31, 2015. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at March 31, 2015.
Changes in Internal Control over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Refer to the Company's 2014 Annual Report on Form 10-K for additional information.

PART II

Item 1.	LEGAL PROCEEDINGS
The Company and its subsidiaries are parties to numerous claims and lawsuits arising in the normal course of its business activities, some of which involve claims for substantial amounts. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that none of these matters, when resolved, will have a material effect on the Company’s consolidated results of operations, cash flows, or financial condition. For additional information, see Note 15, “Contingencies,” to the Consolidated Financial Statements in this Form 10-Q, which is incorporated herein by reference.

Item 1A.	RISK FACTORS
The risks described in this report and in the Company's 2014 Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known, or that the Company currently deems to be immaterial, also may adversely affect the Company's business, financial condition, or future results. In addition to the other information set forth in this report, factors discussed in Part I, Item 1A., "Risk Factors," in the Company's 2014 Annual Report on Form 10-K, which could materially affect the Company's business, financial condition, or future results, should be carefully considered.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities:

				Table 23
	Common Stock [1]
	Total number of shares purchased [2]	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs at period end ($ in millions)
January 1 - 31	1,298,650	$38.75	1,298,650	$122
February 1 - 28	918,400	41.20	918,400	84
March 1 - 31	655,800	41.17	655,800	57
Total during first quarter of 2015	2,872,850	$40.08	2,872,850	$—
1 During the first quarter of 2015, the Company repurchased $115 million of its outstanding common stock at market value in conjunction with its 2014 CCAR capital plan approved by the Board and not objected to by the Federal Reserve, which was initially announced on March 26, 2014 and effectively expired on March 31, 2015.
On March 11, 2015, the Company announced that the Federal Reserve had no objections to the repurchase of up to $875 million of the Company's outstanding common stock to be completed between April 1, 2015 and June 30, 2016, as part of the Company's capital plan submitted in connection with the 2015 CCAR. During April 2015, the Company repurchased $175 million of its outstanding common stock as part of this publicly announced plan.
2 During the quarter, no shares of SunTrust common stock were surrendered by participants in SunTrust's employee stock option plans, where participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock, which the participant already owns. SunTrust considers shares so surrendered by participants in SunTrust's employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs.

At March 31, 2015, 13.9 million warrants remained outstanding. The Company has authority from its Board to repurchase all of these warrants; however, any such repurchase would be subject to the prior approval of the Federal Reserve through the capital planning and stress testing process.
SunTrust did not repurchase any shares of its Series A Preferred Stock Depositary Shares, Series B Preferred Stock,

Series E Preferred Stock Depositary Shares, Series F Preferred Stock Depositary Shares, or warrants to purchase common stock during the first quarter of 2015, and there was no unused Board authority to repurchase any shares of Series A Preferred Stock Depositary Shares, Series B Preferred Stock, Series E Preferred Stock Depositary Shares, or the Series F Preferred Stock Depositary Shares.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

Exhibit	Description
3.1
Amended and Restated Articles of Incorporation of the Registrant, restated effective January 16, 2009, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed January 22, 2009, as further amended by Articles of Amendment dated December 19, 2012, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed December 20, 2012, and as further amended by Articles of Amendment dated November 6, 2014, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed November 7, 2014.
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

SUNTRUST BANKS, INC.
(Registrant)

Dated:	May 7, 2015	By: /s/ Thomas E. Panther
Thomas E. Panther, Senior Vice President, Director of Corporate Finance and Controller (on behalf of the Registrant and as Principal Accounting Officer)