Form 10-Q
period 2015-06-30
SUNTRUST BANKS INC
filed 2015-08-05
CIK 750556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
Yes  ☑    No  ☐

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
Yes  ☐    No  ☑

At July 30, 2015, 514,047,186 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

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
FASB — Financial Accounting Standards Board.
Freddie Mac — Federal Home Loan Mortgage Corporation.
FDIC — Federal Deposit Insurance Corporation.
Federal Reserve — Federal Reserve System.
Fed funds — Federal funds.
FHA — Federal Housing Administration.
FHLB — Federal Home Loan Bank.
FICO — Fair Isaac Corporation.
Fitch — Fitch Ratings Ltd.
Form 8-K and other legacy mortgage-related items — Items disclosed in Form 8-K filed with the SEC on July 3, 2014, and other legacy mortgage-related items.

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

i

STCC — SunTrust Community Capital, LLC.
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
Visa Counterparty — A financial institution that purchased the Company's Visa Class B shares.

ii

PART I - FINANCIAL INFORMATION
The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)
SunTrust Banks, Inc.
Consolidated Statements of Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions and shares in thousands, except per share data) (Unaudited)	2015	2014	2015	2014
Interest Income
Interest and fees on loans	$1,115	$1,161	$2,206	$2,313
Interest and fees on loans held for sale	23	17	45	32
Interest and dividends on securities available for sale	137	149	277	302
Trading account interest and other	22	19	41	36
Total interest income	1,297	1,346	2,569	2,683
Interest Expense
Interest on deposits	55	61	110	126
Interest on long-term debt	67	66	136	124
Interest on other borrowings	8	10	16	19
Total interest expense	130	137	262	269
Net interest income	1,167	1,209	2,307	2,414
Provision for credit losses	26	73	82	175
Net interest income after provision for credit losses	1,141	1,136	2,225	2,239

Noninterest Income
Service charges on deposit accounts	156	160	308	314
Other charges and fees	99	91	188	179
Card fees	84	82	164	158
Investment banking income	145	119	242	207
Trading income	54	47	109	96
Trust and investment management income	84	116	168	247
Retail investment services	80	76	152	147
Mortgage production related income	76	52	159	95
Mortgage servicing related income	30	45	73	99
Gain on sale of subsidiary	—	105	—	105
Net securities gains/(losses)	14	(1)	14	(2)
Other noninterest income	52	65	115	103
Total noninterest income	874	957	1,692	1,748
Noninterest Expense
Employee compensation	653	659	1,285	1,319
Employee benefits	103	104	242	244
Outside processing and software	204	181	394	351
Net occupancy expense	85	83	169	169
Equipment expense	42	42	82	86
Regulatory assessments	35	40	72	80
Marketing and customer development	34	30	61	56
Credit and collection services	25	23	43	46
Operating losses	16	218	30	239
Amortization	7	4	13	7
Other noninterest expense	124	133	217	277
Total noninterest expense	1,328	1,517	2,608	2,874
Income before provision for income taxes	687	576	1,309	1,113
Provision for income taxes	202	173	393	298
Net income including income attributable to noncontrolling interest	485	403	916	815
Net income attributable to noncontrolling interest	2	4	4	11
Net income	$483	$399	$912	$804
Net income available to common shareholders	$467	$387	$877	$780

Net income per average common share:
Diluted	$0.89	$0.72	$1.67	$1.45
Basic	0.90	0.73	1.69	1.47
Dividends declared per common share	0.24	0.20	0.44	0.30
Average common shares - diluted	522,479	535,486	524,646	536,234
Average common shares - basic	516,968	529,764	518,983	530,459

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions) (Unaudited)	2015	2014	2015	2014
Net income	$483	$399	$912	$804
Components of other comprehensive (loss)/income:
Change in net unrealized (losses)/gains on securities available for sale, net of tax of ($117), $102, ($64), and $165, respectively	(201)	175	(115)	284
Change in net unrealized (losses)/gains on derivative instruments, net of tax of ($20), ($21), $7, and ($50), respectively	(34)	(36)	10	(86)
Change related to employee benefit plans, net of tax of ($2), $1, ($45), and $19, respectively	6	2	(67)	32
Total other comprehensive (loss)/income, net of tax	(229)	141	(172)	230
Total comprehensive income	$254	$540	$740	$1,034
See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in millions and shares in thousands, except per share data)	2015	2014
Assets	(Unaudited)
Cash and due from banks	$5,915	$7,047
Federal funds sold and securities borrowed or purchased under agreements to resell	1,350	1,160
Interest-bearing deposits in other banks	23	22
Cash and cash equivalents	7,288	8,229
Trading assets and derivative instruments [1]	6,438	6,202
Securities available for sale [2]	27,113	26,770
Loans held for sale ($1,866 and $1,892 at fair value at June 30, 2015 and December 31, 2014, respectively)	2,457	3,232
Loans [3] ($263 and $272 at fair value at June 30, 2015 and December 31, 2014, respectively)	132,538	133,112
Allowance for loan and lease losses	(1,834)	(1,937)
Net loans	130,704	131,175
Premises and equipment	1,448	1,508
Goodwill	6,337	6,337
Other intangible assets (MSRs at fair value: $1,393 and $1,206 at June 30, 2015 and December 31, 2014, respectively)	1,416	1,219
Other assets	5,657	5,656
Total assets	$188,858	$190,328
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$42,773	$41,096
Interest-bearing deposits	102,164	99,471
Total deposits	144,937	140,567
Funds purchased	1,011	1,276
Securities sold under agreements to repurchase	1,858	2,276
Other short-term borrowings	3,248	5,634
Long-term debt [4] ($1,263 and $1,283 at fair value at June 30, 2015 and December 31, 2014, respectively)	10,109	13,022
Trading liabilities and derivative instruments	1,308	1,227
Other liabilities	3,164	3,321
Total liabilities	165,635	167,323
Preferred stock, no par value	1,225	1,225
Common stock, $1.00 par value	550	550
Additional paid in capital	9,080	9,089
Retained earnings	13,944	13,295
Treasury stock, at cost, and other [5]	(1,282)	(1,032)
Accumulated other comprehensive loss, net of tax	(294)	(122)
Total shareholders’ equity	23,223	23,005
Total liabilities and shareholders’ equity	$188,858	$190,328

Common shares outstanding [6]	518,045	524,540
Common shares authorized	750,000	750,000
Preferred shares outstanding	12	12
Preferred shares authorized	50,000	50,000
Treasury shares of common stock	31,876	25,381

[1] Includes trading securities pledged as collateral where counterparties have the right to sell or repledge the collateral	$1,481	$1,316
[2] Includes securities AFS pledged as collateral where counterparties have the right to sell or repledge the collateral	—	369
[3] Includes loans of consolidated VIEs	266	288
[4] Includes debt of consolidated VIEs	281	302
[5] Includes noncontrolling interest	108	108
[6] Includes restricted shares	1,601	2,930

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Shareholders’ Equity

(Dollars and shares in millions, except per share data) (Unaudited)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other [1]	Accumulated Other Comprehensive (Loss)/Income	Total
Balance, January 1, 2014	$725	536	$550	$9,115	$11,936	($615)	($289)	$21,422
Net income	—	—	—	—	804	—	—	804
Other comprehensive income	—	—	—	—	—	—	230	230
Change in noncontrolling interest	—	—	—	—	—	4	—	4
Common stock dividends, $0.30 per share	—	—	—	—	(160)	—	—	(160)
Preferred stock dividends [2]	—	—	—	—	(19)	—	—	(19)
Acquisition of treasury stock	—	(3)	—	—	—	(133)	—	(133)
Exercise of stock options and stock compensation expense	—	—	—	(13)	—	10	—	(3)
Restricted stock activity	—	—	—	6	(1)	3	—	8
Amortization of restricted stock compensation	—	—	—	—	—	14	—	14
Change in equity related to the sale of subsidiary	—	—	—	(23)	—	(16)	—	(39)
Issuance of stock for employee benefit plans and other	—	—	—	—	—	3	—	3
Balance, June 30, 2014	$725	533	$550	$9,085	$12,560	($730)	($59)	$22,131

Balance, January 1, 2015	$1,225	525	$550	$9,089	$13,295	($1,032)	($122)	$23,005
Net income	—	—	—	—	912	—	—	912
Other comprehensive loss	—	—	—	—	—	—	(172)	(172)
Common stock dividends, $0.44 per share	—	—	—	—	(229)	—	—	(229)
Preferred stock dividends [2]	—	—	—	—	(32)	—	—	(32)
Acquisition of treasury stock	—	(7)	—	—	—	(290)	—	(290)
Exercise of stock options and stock compensation expense	—	—	—	(14)	—	22	—	8
Restricted stock activity	—	—	—	5	(2)	7	—	10
Amortization of restricted stock compensation	—	—	—	—	—	9	—	9
Issuance of stock for employee benefit plans and other	—	—	—	—	—	2	—	2
Balance, June 30, 2015	$1,225	518	$550	$9,080	$13,944	($1,282)	($294)	$23,223
1 At June 30, 2015, includes ($1,379) million for treasury stock, ($11) million for the compensation element of restricted stock, and $108 million for noncontrolling interest.
At June 30, 2014, includes ($802) million for treasury stock, ($35) million for the compensation element of restricted stock, and $107 million for noncontrolling interest.
2 For the six months ended June 30, 2015, dividends were $2,022 per share for both Perpetual Preferred Stock Series A and B, $2,938 per share for Perpetual Preferred Stock Series E, and $3,406 per share for Perpetual Preferred Stock Series F.
For the six months ended June 30, 2014, dividends were $2,022 per share for both Perpetual Preferred Stock Series A and B, and $2,938 per share for Perpetual Preferred Stock Series E.

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc. Consolidated Statements of Cash Flows

	Six Months Ended June 30
(Dollars in millions) (Unaudited)	2015	2014
Cash Flows from Operating Activities
Net income including income attributable to noncontrolling interest	$916	$815
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of subsidiary	—	(105)
Depreciation, amortization, and accretion	404	328
Origination of mortgage servicing rights	(117)	(68)
Provisions for credit losses and foreclosed property	87	190
Stock-based compensation	49	33
Excess tax benefits from stock-based compensation	(17)	(4)
Net securities (gains)/losses	(14)	2
Net gain on sale of loans held for sale, loans, and other assets	(114)	(173)
Net decrease in loans held for sale	191	335
Net increase in trading assets	(220)	(314)
Net (increase)/decrease in other assets	(327)	152
Net decrease in other liabilities	(76)	(43)
Net cash provided by operating activities	762	1,148

Cash Flows from Investing Activities
Proceeds from maturities, calls, and paydowns of securities available for sale	3,194	1,730
Proceeds from sales of securities available for sale	1,477	69
Purchases of securities available for sale	(5,302)	(2,949)
Proceeds from sales of auction rate securities	—	59
Net increase in loans, including purchases of loans	(894)	(5,612)
Proceeds from sales of loans	1,886	651
Purchases of mortgage servicing rights	(112)	(76)
Capital expenditures	(36)	(60)
Payments related to acquisitions, including contingent consideration	(30)	(8)
Proceeds from sale of subsidiary	—	193
Proceeds from the sale of other real estate owned and other assets	126	187
Net cash provided by/(used in) investing activities	309	(5,816)

Cash Flows from Financing Activities
Net increase in total deposits	4,370	3,526
Net (decrease)/increase in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	(3,069)	376
Proceeds from long-term debt	1,195	2,704
Repayments of long-term debt	(3,987)	(39)
Repurchase of common stock	(290)	(133)
Common and preferred dividends paid	(261)	(179)
Incentive compensation related activity	30	9
Net cash (used in)/provided by financing activities	(2,012)	6,264
Net (decrease)/increase in cash and cash equivalents	(941)	1,596
Cash and cash equivalents at beginning of period	8,229	5,263
Cash and cash equivalents at end of period	$7,288	$6,859

Supplemental Disclosures:
Loans transferred from loans held for sale to loans	$651	$20
Loans transferred from loans to loans held for sale	1,696	2,821
Loans transferred from loans and loans held for sale to other real estate owned	35	80
Non-cash impact of the deconsolidation of CLO	—	282

See accompanying Notes to Consolidated Financial Statements (unaudited).

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
		January 1, 2018 (early adoption permitted beginning January 1, 2017)	The Company is continuing to evaluate the alternative methods of adoption and the anticipated effects on the financial statements and related disclosures.
ASU 2015-02, Amendments to the Consolidation Analysis
The ASU rescinds the indefinite deferral of previous amendments to ASC Topic 810 for certain entities and amends components of the consolidation analysis under ASC Topic 810, including evaluating limited partnerships and similar legal entities, evaluating fees paid to a decision maker or service provider as a variable interest, the effects of fee arrangements and/or related parties on the primary beneficiary determination and investment fund specific matters. The ASU may be adopted either retrospectively or on a modified retrospective basis and early adoption is permitted.
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

(Dollars in millions)	June 30, 2015	December 31, 2014
Fed funds sold	$92	$38
Securities borrowed	313	290
Securities purchased under agreements to resell	945	832
Total Fed funds sold and securities borrowed or purchased under agreements to resell	$1,350	$1,160
Securities purchased under agreements to resell are primarily collateralized by U.S. government or agency securities and are carried at the amounts at which the securities will be subsequently resold. Securities borrowed are primarily collateralized by corporate securities. The Company receives securities borrowed and securities purchased under agreements to resell as part of its securities financing activities. On the acquisition date of these securities, the Company and the related counterparty agree on the amount of collateral required to secure the principal amount loaned under these arrangements. The Company monitors collateral values daily and calls for additional collateral to be provided as warranted under the agreement. At June 30, 2015 and December 31, 2014, the total market value of collateral held was $1.3 billion and $1.1 billion, of which $244 million and $222 million was repledged, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as secured borrowings. The following table presents the Company’s related activity, by collateral type and remaining contractual maturity:

	June 30, 2015			December 31, 2014
(Dollars in millions)	Overnight and Continuous	Up to 30 days	Total	Overnight and Continuous	Up to 30 days	Total
U.S. Treasury securities	$105	$10	$115	$376	$—	$376
Federal agency securities	184	—	184	231	—	231
MBS - agency	1,152	—	1,152	1,059	45	1,104
CP	83	—	83	238	—	238
Corporate and other debt securities	324	—	324	327	—	327
Total securities sold under agreements to repurchase	$1,848	$10	$1,858	$2,231	$45	$2,276

For these securities sold under agreements to repurchase, the Company would be obligated to provide additional collateral in the event of a significant decline in fair value of the collateral pledged. This risk is managed by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.
Netting of Securities - Repurchase and Resell Agreements
The Company has various financial assets and financial liabilities that are subject to enforceable master netting agreements or similar agreements. The Company's derivatives that are subject to enforceable master netting agreements or similar agreements are discussed in Note 13, "Derivative Financial Instruments." The following table presents the Company's securities borrowed or purchased under agreements to resell and securities sold under agreements to repurchase subject to MRAs. Under the terms of the MRA, all transactions between the Company and a counterparty constitute a single business relationship such that in the event of default, the nondefaulting party is entitled to set off claims and apply property held against obligations owed. Any payments, deliveries, or other transfers may be applied against each other and presented net on the Company's Consolidated Balance Sheets, provided criteria are met that permit balance sheet netting. At June 30, 2015 and December 31, 2014, there were no such transactions subject to a legally enforceable MRA that were eligible for balance sheet netting.
Financial instrument collateral received or pledged related to exposures subject to legally enforceable MRAs are not netted on the Consolidated Balance Sheets, but are presented in the following table as a reduction to the net amount presented in the Consolidated Balance Sheets to derive the aggregate collateral deficits by counterparty. The collateral amounts held/pledged are limited for presentation purposes to the related recognized asset/liability balance for each counterparty, and accordingly, do not include excess collateral received/pledged.

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
June 30, 2015
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,258	$—	$1,258	[1]	$1,246	$12
Financial liabilities:
Securities sold under agreements to repurchase	1,858	—	1,858		1,858	—

December 31, 2014
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,122	$—	$1,122	[1]	$1,112	$10
Financial liabilities:
Securities sold under agreements to repurchase	2,276	—	2,276		2,276	—
1 Excludes $92 million and $38 million of Fed funds sold, which are not subject to a master netting agreement at June 30, 2015 and December 31, 2014, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 3 - TRADING ASSETS AND LIABILITIES AND DERIVATIVE INSTRUMENTS

The fair values of the components of trading assets and liabilities and derivative instruments were as follows:

(Dollars in millions)	June 30, 2015	December 31, 2014
Trading Assets and Derivative Instruments:
U.S. Treasury securities	$556	$267
Federal agency securities	560	547
U.S. states and political subdivisions	32	42
MBS - agency	612	545
CLO securities	2	3
Corporate and other debt securities	577	509
CP	165	327
Equity securities	58	45
Derivative instruments [1]	1,208	1,307
Trading loans [2]	2,668	2,610
Total trading assets and derivative instruments	$6,438	$6,202

Trading Liabilities and Derivative Instruments:
U.S. Treasury securities	$613	$485
MBS - agency	1	1
Corporate and other debt securities	294	279
Derivative instruments [1]	400	462
Total trading liabilities and derivative instruments	$1,308	$1,227
1 Amounts include the impact of offsetting cash collateral received from and paid to the same derivative counterparties and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists.
2 Includes loans related to TRS.

Various trading products and derivative instruments are used as part of the Company’s overall balance sheet management strategies and to support client requirements executed through the Bank and/or its broker/dealer subsidiary. The Company manages the potential market volatility associated with trading instruments with appropriate risk management strategies. The size, volume, and nature of the trading products and derivative instruments can vary based on economic conditions as well as client-specific and Company-specific asset or liability positions. Product offerings to clients include debt securities, loans traded in the secondary market, equity securities, derivative contracts, and other similar financial instruments. Other trading-related activities include acting as a market maker for certain debt and equity securities and derivatives transactions. The Company also uses derivatives to manage its interest rate and market risk from non-trading activities. The Company has policies and procedures to manage market risk associated with client trading and non-trading activities, and assumes a limited degree of market risk by managing the size and nature of its exposure.
The Company has pledged $1.1 billion of trading securities to secure $1.1 billion of repurchase agreements, and has pledged $40 million of trading securities under other arrangements at both June 30, 2015 and December 31, 2014, respectively. Additionally, the Company has pledged $341 million and $202 million of trading securities to secure certain derivative agreements at June 30, 2015 and December 31, 2014, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 4 – SECURITIES AVAILABLE FOR SALE
Securities Portfolio Composition

	June 30, 2015
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$2,905	$16	$8	$2,913
Federal agency securities	466	13	2	477
U.S. states and political subdivisions	178	6	—	184
MBS - agency	22,431	461	159	22,733
MBS - private	110	2	—	112
ABS	15	2	—	17
Corporate and other debt securities	35	2	—	37
Other equity securities [1]	639	1	—	640
Total securities AFS	$26,779	$503	$169	$27,113

	December 31, 2014
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$1,913	$9	$1	$1,921
Federal agency securities	471	15	2	484
U.S. states and political subdivisions	200	9	—	209
MBS - agency	22,573	558	83	23,048
MBS - private	122	2	1	123
ABS	19	2	—	21
Corporate and other debt securities	38	3	—	41
Other equity securities [1]	921	2	—	923
Total securities AFS	$26,257	$600	$87	$26,770
1 At June 30, 2015, the fair value of other equity securities was comprised of the following: $174 million in FHLB of Atlanta stock, $402 million in Federal Reserve Bank of Atlanta stock, $58 million in mutual fund investments, and $6 million of other. At December 31, 2014, the fair value of other equity securities was comprised of the following: $376 million in FHLB of Atlanta stock, $402 million in Federal Reserve Bank of Atlanta stock, $138 million in mutual fund investments, and $7 million of other.

The following table presents interest and dividends on securities AFS:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2015	2014	2015	2014
Taxable interest	$126	$138	$254	$279
Tax-exempt interest	2	2	4	5
Dividends	9	9	19	18
Total interest and dividends	$137	$149	$277	$302

Securities AFS pledged to secure public deposits, repurchase agreements, trusts, and other funds had a fair value of $3.1 billion and $2.6 billion at June 30, 2015 and December 31, 2014, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

The amortized cost and fair value of investments in debt securities AFS at June 30, 2015, by estimated average life, are shown below. Receipt of cash flows may differ from estimated average lives and contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Distribution of Maturities
(Dollars in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
U.S. Treasury securities	$200	$1,717	$988	$—	$2,905
Federal agency securities	80	209	42	135	466
U.S. states and political subdivisions	42	20	101	15	178
MBS - agency	2,664	12,267	3,348	4,152	22,431
MBS - private	—	110	—	—	110
ABS	13	1	1	—	15
Corporate and other debt securities	3	32	—	—	35
Total debt securities AFS	$3,002	$14,356	$4,480	$4,302	$26,140

Fair Value:
U.S. Treasury securities	$202	$1,725	$986	$—	$2,913
Federal agency securities	80	219	44	134	477
U.S. states and political subdivisions	42	21	105	16	184
MBS - agency	2,819	12,511	3,322	4,081	22,733
MBS - private	—	112	—	—	112
ABS	13	3	1	—	17
Corporate and other debt securities	3	34	—	—	37
Total debt securities AFS	$3,159	$14,625	$4,458	$4,231	$26,473
Weighted average yield [1]	2.19%	2.29%	2.66%	2.77%	2.40%
1 Weighted average yields are based on amortized cost and presented on an FTE basis.

Securities AFS in an Unrealized Loss Position
The Company held certain investment securities AFS where amortized cost exceeded fair market value, resulting in unrealized loss positions. Market changes in interest rates and credit spreads may result in temporary unrealized losses as the market price of securities fluctuates. At June 30, 2015, the Company did not intend to sell these securities nor was it more-likely-than-not that the Company would be required to sell these securities before their anticipated recovery or maturity. The Company reviewed its portfolio for OTTI in accordance with the accounting policies described in the Company's 2014 Annual Report on Form 10-K and the amount of OTTI was deemed not material at June 30, 2015 or December 31, 2014. The following tables show securities AFS in an unrealized loss position at period end.

	June 30, 2015
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]
Temporarily impaired securities AFS:
U.S. Treasury securities	$1,034	$8	$—	$—	$1,034	$8
Federal agency securities	76	1	45	1	121	2
MBS - agency	10,172	116	1,048	43	11,220	159
ABS	—	—	11	—	11	—
Total temporarily impaired securities AFS	11,282	125	1,104	44	12,386	169
OTTI securities AFS [1]:
MBS - private	64	—	—	—	64	—
Total OTTI securities AFS	64	—	—	—	64	—
Total impaired securities AFS	$11,346	$125	$1,104	$44	$12,450	$169

Notes to Consolidated Financial Statements (Unaudited), continued

	December 31, 2014
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]
Temporarily impaired securities AFS:
U.S. Treasury securities	$150	$1	$—	$—	$150	$1
Federal agency securities	20	—	132	2	152	2
MBS - agency	2,347	6	4,911	77	7,258	83
ABS	—	—	14	—	14	—
Total temporarily impaired securities AFS	2,517	7	5,057	79	7,574	86
OTTI securities AFS [1]:
MBS - private	69	1	—	—	69	1
Total OTTI securities AFS	69	1	—	—	69	1
Total impaired securities AFS	$2,586	$8	$5,057	$79	$7,643	$87
1 Includes OTTI securities AFS for which credit losses have been recorded in earnings in current or prior periods.
2 Unrealized losses less than $0.5 million are shown as zero.

At June 30, 2015, unrealized losses on securities that have been in a temporarily impaired position for longer than twelve months included agency MBS, federal agency securities, and one ABS collateralized by 2004 vintage home equity loans. Unrealized losses on federal agency securities and agency MBS securities at June 30, 2015 were due to market interest rates being higher than the securities' stated yields. The ABS continues to receive timely principal and interest payments, and is evaluated quarterly for credit impairment. Cash flow analysis shows that the underlying collateral can withstand highly stressed loss assumptions without incurring a credit loss.
The portion of unrealized losses on OTTI securities that relates to factors other than credit is recorded in AOCI. Any unrealized losses related to credit impairment on these securities are determined through estimated cash flow analyses and are recorded in earnings.
Realized Gains and Losses and Other-Than-Temporarily Impaired Securities
Net securities gains/(losses) are comprised of gross realized gains, gross realized losses, and OTTI credit losses recognized in earnings. Gross realized gains of $14 million were recognized for both the three and six months ended June 30, 2015. Gross realized losses were immaterial for both the three and six months ended June 30, 2015, and there were no OTTI losses recognized in earnings for either period. For the three and six months ended June 30, 2014, gross realized gains and losses, as well as OTTI losses recognized in earnings were immaterial.
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
During the three and six months ended June 30, 2015, there was no credit impairment recognized on securities AFS still held at the end of each period. The securities that gave rise to credit impairments recognized during the three and six months ended June 30, 2014, consisted of one private MBS with a fair value of approximately $19 million at June 30, 2014. The accumulated balance of credit losses recognized in earnings on securities AFS held at period end was $25 million at both June 30, 2015 and 2014, all of which was recognized in prior periods. Subsequent credit losses may be recorded on securities without a corresponding further decline in fair value when there has been a decline in expected cash flows.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 5 - LOANS
Composition of Loan Portfolio
The composition of the Company's loan portfolio is shown in the following table:

(Dollars in millions)	June 30, 2015	December 31, 2014
Commercial loans:
C&I	$65,713	$65,440
CRE	6,058	6,741
Commercial construction	1,530	1,211
Total commercial loans	73,301	73,392
Residential loans:
Residential mortgages - guaranteed	625	632
Residential mortgages - nonguaranteed [1]	24,038	23,443
Home equity products	13,672	14,264
Residential construction	401	436
Total residential loans	38,736	38,775
Consumer loans:
Guaranteed student	4,401	4,827
Other direct	5,329	4,573
Indirect	9,834	10,644
Credit cards	937	901
Total consumer loans	20,501	20,945
LHFI	$132,538	$133,112
LHFS [2]	$2,457	$3,232
1 Includes $263 million and $272 million of LHFI carried at fair value at June 30, 2015 and December 31, 2014, respectively.
2 Includes $1.9 billion of LHFS carried at fair value at both June 30, 2015 and December 31, 2014.
During the three months ended June 30, 2015 and 2014, the Company transferred $1.2 billion and $2.7 billion in LHFI to LHFS, and $640 million and $3 million in LHFS to LHFI, respectively. Additionally, during the three months ended June 30, 2015 and 2014, the Company sold $1.4 billion and $534 million in loans and leases for gains of $7 million and $22 million, respectively.
During the six months ended June 30, 2015 and 2014, the Company transferred $1.7 billion and $2.8 billion in LHFI to LHFS, and $651 million and $20 million in LHFS to LHFI, respectively. Additionally, during the six months ended June 30, 2015 and 2014, the Company sold $1.8 billion and $619 million in loans and leases for gains of $13 million and $31 million, respectively.
At June 30, 2015 and December 31, 2014, the Company had $24.3 billion and $26.5 billion of net eligible loan collateral pledged to the Federal Reserve discount window to support $17.2 billion and $18.4 billion of available, unused borrowing capacity, respectively.
At both June 30, 2015 and December 31, 2014, the Company had $31.2 billion of net eligible loan collateral pledged to the FHLB of Atlanta to support $25.1 billion and $24.3 billion of available borrowing capacity, respectively. The available FHLB borrowing capacity at June 30, 2015 was used to support $1.5 billion of long-term debt, $2.3 billion of short-term debt, and $6.2 billion of letters of credit issued on the

Company's behalf. At December 31, 2014, the available FHLB borrowing capacity was used to support $4.0 billion of long-term debt, $4.0 billion of short-term debt, and $7.9 billion of letters of credit issued on the Company's behalf.
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
For government-guaranteed loans, the Company monitors the credit quality based primarily on delinquency status, as it is a more relevant indicator of credit quality due to the government guarantee. At June 30, 2015 and December 31, 2014, 30% and 28%, respectively, of the guaranteed residential loan portfolio was current with respect to payments. At June

Notes to Consolidated Financial Statements (Unaudited), continued

30, 2015 and December 31, 2014, 82% and 79%, respectively, of the guaranteed student loan portfolio was current with respect to payments. Loss exposure to the Company on these loans is mitigated by the government guarantee.

LHFI by credit quality indicator are shown in the tables below:

	Commercial Loans
	C&I		CRE		Commercial Construction
(Dollars in millions)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Risk rating:
Pass	$64,190	$64,228	$5,934	$6,586	$1,515	$1,196
Criticized accruing	1,383	1,061	107	134	14	14
Criticized nonaccruing	140	151	17	21	1	1
Total	$65,713	$65,440	$6,058	$6,741	$1,530	$1,211

	Residential Loans [1]
	Residential Mortgages - Nonguaranteed		Home Equity Products		Residential Construction
(Dollars in millions)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Current FICO score range:
700 and above	$19,582	$18,780	$11,076	$11,475	$324	$347
620 - 699	3,298	3,369	1,878	1,991	62	70
Below 620 [2]	1,158	1,294	718	798	15	19
Total	$24,038	$23,443	$13,672	$14,264	$401	$436

	Consumer Loans [3]
	Other Direct		Indirect		Credit Cards
(Dollars in millions)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Current FICO score range:
700 and above	$4,754	$4,023	$7,066	$7,661	$661	$639
620 - 699	520	476	2,181	2,335	226	212
Below 620 [2]	55	74	587	648	50	50
Total	$5,329	$4,573	$9,834	$10,644	$937	$901
1 Excludes $625 million and $632 million of guaranteed residential loans at June 30, 2015 and December 31, 2014, respectively.
2 For substantially all loans with refreshed FICO scores below 620, the borrower’s FICO score at the time of origination exceeded 620 but has since deteriorated as the loan has seasoned.
3 Excludes $4.4 billion and $4.8 billion of guaranteed student loans at June 30, 2015 and December 31, 2014, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

The payment status for the LHFI portfolio is shown in the tables below:

	June 30, 2015
(Dollars in millions)	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing [2]	Total
Commercial loans:
C&I	$65,518	$36	$19	$140	$65,713
CRE	6,038	2	1	17	6,058
Commercial construction	1,529	—	—	1	1,530
Total commercial loans	73,085	38	20	158	73,301
Residential loans:
Residential mortgages - guaranteed	190	35	400	—	625
Residential mortgages - nonguaranteed [1]	23,789	92	10	147	24,038
Home equity products	13,443	76	—	153	13,672
Residential construction	378	5	—	18	401
Total residential loans	37,800	208	410	318	38,736
Consumer loans:
Guaranteed student	3,617	312	472	—	4,401
Other direct	5,301	21	3	4	5,329
Indirect	9,755	78	—	1	9,834
Credit cards	926	6	5	—	937
Total consumer loans	19,599	417	480	5	20,501
Total LHFI	$130,484	$663	$910	$481	$132,538
1 Includes $263 million of loans carried at fair value, the majority of which were accruing current.
2 Nonaccruing loans past due 90 days or more totaled $273 million. Nonaccruing loans past due fewer than 90 days include modified nonaccrual loans reported as TDRs and performing second lien loans which are classified as nonaccrual when the first lien loan is nonperforming.

	December 31, 2014
(Dollars in millions)	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing [2]	Total
Commercial loans:
C&I	$65,246	$36	$7	$151	$65,440
CRE	6,716	3	1	21	6,741
Commercial construction	1,209	1	—	1	1,211
Total commercial loans	73,171	40	8	173	73,392
Residential loans:
Residential mortgages - guaranteed	176	34	422	—	632
Residential mortgages - nonguaranteed [1]	23,067	108	14	254	23,443
Home equity products	13,989	101	—	174	14,264
Residential construction	402	7	—	27	436
Total residential loans	37,634	250	436	455	38,775
Consumer loans:
Guaranteed student	3,801	425	601	—	4,827
Other direct	4,545	19	3	6	4,573
Indirect	10,537	104	3	—	10,644
Credit cards	887	8	6	—	901
Total consumer loans	19,770	556	613	6	20,945
Total LHFI	$130,575	$846	$1,057	$634	$133,112
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

	June 30, 2015			December 31, 2014
(Dollars in millions)	Unpaid Principal Balance	Amortized Cost [1]	Related Allowance	Unpaid Principal Balance	Amortized Cost [1]	Related Allowance
Impaired loans with no related allowance recorded:
Commercial loans:
C&I	$47	$39	$—	$70	$51	$—
CRE	11	9	—	12	11	—
Total commercial loans	58	48	—	82	62	—
Residential loans:
Residential mortgages - nonguaranteed	486	359	—	592	425	—
Residential construction	24	7	—	31	9	—
Total residential loans	510	366	—	623	434	—
Impaired loans with an allowance recorded:
Commercial loans:
C&I	31	16	5	27	26	7
CRE	—	—	—	4	4	4
Total commercial loans	31	16	5	31	30	11
Residential loans:
Residential mortgages - nonguaranteed	1,410	1,370	189	1,381	1,354	215
Home equity products	706	634	69	703	630	66
Residential construction	129	129	15	145	145	19
Total residential loans	2,245	2,133	273	2,229	2,129	300
Consumer loans:
Other direct	12	12	1	13	13	1
Indirect	110	109	5	105	105	5
Credit cards	24	7	1	25	8	2
Total consumer loans	146	128	7	143	126	8
Total impaired loans	$2,990	$2,691	$285	$3,108	$2,781	$319
1 Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to reduce the net book balance.

Included in the impaired loan balances above at both June 30, 2015 and December 31, 2014 were $2.5 billion of accruing TDRs at amortized cost, of which 97% and 96% were current,

respectively. See Note 1, “Significant Accounting Policies,” to the Company's 2014 Annual Report on Form 10-K for further information regarding the Company’s loan impairment policy.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended June 30				Six Months Ended June 30
	2015		2014		2015		2014
(Dollars in millions)	Average Amortized Cost	Interest Income Recognized[1]	Average Amortized Cost	Interest Income Recognized[1]	Average Amortized Cost	Interest Income Recognized[1]	Average Amortized Cost	Interest Income Recognized[1]
Impaired loans with no related allowance recorded:
Commercial loans:
C&I	$44	$1	$72	$—	$46	$1	$76	$1
CRE	10	—	15	—	10	—	15	—
Total commercial loans	54	1	87	—	56	1	91	1
Residential loans:
Residential mortgages - nonguaranteed	365	4	448	5	368	7	454	9
Residential construction	8	—	15	—	10	—	16	—
Total residential loans	373	4	463	5	378	7	470	9
Impaired loans with an allowance recorded:
Commercial loans:
C&I	19	—	52	—	25	—	54	—
CRE	—	—	11	—	—	—	11	—
Commercial construction	—	—	3	—	—	—	3	—
Total commercial loans	19	—	66	—	25	—	68	—
Residential loans:
Residential mortgages - nonguaranteed	1,366	17	1,471	20	1,367	34	1,460	41
Home equity products	637	7	651	7	640	14	648	13
Residential construction	129	2	164	2	128	4	162	4
Total residential loans	2,132	26	2,286	29	2,135	52	2,270	58
Consumer loans:
Other direct	12	—	14	—	12	—	14	—
Indirect	111	1	105	1	114	3	103	3
Credit cards	7	—	11	—	7	—	11	—
Total consumer loans	130	1	130	1	133	3	128	3
Total impaired loans	$2,708	$32	$3,032	$35	$2,727	$63	$3,027	$71
1 Of the interest income recognized during both the three and six months ended June 30, 2015, cash basis interest income was $1 million.
Of the interest income recognized during the three and six months ended June 30, 2014, cash basis interest income was less than $1 million and $2 million, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

NPAs are shown in the following table:

(Dollars in millions)	June 30, 2015	December 31, 2014
Nonaccrual/NPLs:
Commercial loans:
C&I	$140	$151
CRE	17	21
Commercial construction	1	1
Residential loans:
Residential mortgages - nonguaranteed	147	254
Home equity products	153	174
Residential construction	18	27
Consumer loans:
Other direct	4	6
Indirect	1	—
Total nonaccrual/NPLs [1]	481	634
OREO [2]	72	99
Other repossessed assets	6	9
Nonperforming LHFS	98	38
Total NPAs	$657	$780
1 Nonaccruing restructured loans are included in total nonaccrual/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets in the Consolidated Balance Sheets until the funds are received and the property is conveyed. The receivable amount related to proceeds due from the FHA or the VA totaled $55 million and $57 million at June 30, 2015 and December 31, 2014, respectively.

Included in NPLs in the table above at June 30, 2015 and December 31, 2014 were $228 million and $251 million, respectively, of nonaccruing loans secured by residential real estate properties for which formal foreclosure proceedings are in process. The Company also had $187 million and $208 million of accruing loans secured by residential real estate properties for which formal foreclosure proceedings are in process, of which $167 million and $182 million were insured by the FHA or the VA, at June 30, 2015 and December 31, 2014, respectively.
At June 30, 2015 and December 31, 2014, OREO was comprised of $56 million and $75 million of foreclosed residential real estate properties and $10 million and $16 million of foreclosed commercial real estate properties, respectively, with the remainder related to land and other properties.

Notes to Consolidated Financial Statements (Unaudited), continued

Restructured Loans
A TDR is a loan for which the Company has granted an economic concession to the borrower, in response to certain instances of financial difficulty experienced by the borrower, that the Company would not have otherwise considered. When a loan is modified under the terms of a TDR, the Company typically offers the borrower an extension of the loan maturity date and/or a reduction in the original contractual interest rate. In certain situations, the Company may offer to restructure a loan in a manner that ultimately results in the forgiveness of a contractually specified principal balance.
At both June 30, 2015 and December 31, 2014, the Company had an immaterial amount of commitments to lend additional funds to debtors whose terms have been modified in a TDR. The number and amortized cost of loans modified under the terms of a TDR by type of modification are shown in the following tables.

	Three Months Ended June 30, 2015 [1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification [2,3]	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	23	$—	$—	$1	$1
CRE	1	—	—	—	—
Residential loans:
Residential mortgages - nonguaranteed	241	3	34	3	40
Home equity products	499	—	9	17	26
Residential construction	10	—	—	—	—
Consumer loans:
Other direct	20	—	—	—	—
Indirect	819	—	—	14	14
Credit cards	136	—	1	—	1
Total TDRs	1,749	$3	$44	$35	$82

	Six Months Ended June 30, 2015 [1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification [2,3]	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	45	$—	$1	$5	$6
CRE	1	—	—	—	—
Residential loans:
Residential mortgages - nonguaranteed	457	7	63	11	81
Home equity products	967	—	13	41	54
Residential construction	11	—	—	—	—
Consumer loans:
Other direct	37	—	—	—	—
Indirect	1,388	—	—	26	26
Credit cards	372	—	1	—	1
Total TDRs	3,278	$7	$78	$83	$168
1 Includes loans modified under the terms of a TDR that were charged-off during the period.
2 Restructured loans which had forgiveness of amounts contractually due under the terms of the loan typically have had multiple concessions including rate modifications and/or term extensions. The total amount of charge-offs associated with principal forgiveness during both the three and six months ended June 30, 2015 was immaterial.
3 Restructured loans which had a modification of the loan's contractual interest rate may also have had an extension of the loan's contractual maturity date and/or other concessions. The financial effect of modifying the interest rate on the loans modified as a TDR was immaterial to the financial statements during both the three and six months ended June 30, 2015.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended June 30, 2014 [1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification [2,3]	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	27	$—	$—	$12	$12
CRE	2	3	—	—	3
Residential loans:
Residential mortgages - nonguaranteed	365	4	41	10	55
Home equity products	471	—	2	20	22
Residential construction	4	—	—	—	—
Consumer loans:
Other direct	21	—	—	—	—
Indirect	712	—	—	14	14
Credit cards	130	—	1	—	1
Total TDRs	1,732	$7	$44	$56	$107

	Six Months Ended June 30, 2014 [1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification [2,3]	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	43	$—	$—	$14	$14
CRE	4	3	—	3	6
Residential loans:
Residential mortgages - nonguaranteed	678	7	79	29	115
Home equity products	904	—	5	38	43
Residential construction	10	—	1	—	1
Consumer loans:
Other direct	38	—	—	1	1
Indirect	1,551	—	—	30	30
Credit cards	227	—	1	—	1
Total TDRs	3,455	$10	$86	$115	$211
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
3 Restructured loans which had a modification of the loan's contractual interest rate may also have had an extension of the loan's contractual maturity date and/or other concessions. The financial effect of modifying the interest rate on the loans modified as a TDR was immaterial to the financial statements during both the three and six months ended June 30, 2014.

Notes to Consolidated Financial Statements (Unaudited), continued

For the three and six months ended June 30, 2015, the table below represents defaults on loans that were first modified between the periods January 1, 2014 and June 30, 2015 that became 90 days or more delinquent or were charged-off during the period.

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(Dollars in millions)	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
Commercial loans:
C&I	8	$—	12	$1
Residential loans:
Residential mortgages	19	3	55	9
Home equity products	32	1	62	2
Consumer loans:
Other direct	—	—	1	—
Indirect	32	—	71	—
Credit cards	4	—	23	—
Total TDRs	95	$4	224	$12

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

Concentrations of Credit Risk
The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. However, a geographic concentration arises because the Company operates primarily in the Southeastern and Mid-Atlantic regions of the U.S. The Company engages in limited international banking activities. The Company’s total cross-border outstanding loans were $1.7 billion and $1.3 billion at June 30, 2015 and December 31, 2014, respectively.
The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by residential real estate. At June 30, 2015, the Company owned $38.7 billion in residential loans, representing 29% of total LHFI, and had $10.8 billion in commitments to extend credit on home equity lines, $7.5 billion in credit card commitments, and $4.9 billion in mortgage loan commitments. At December 31, 2014, the Company owned $38.8 billion in residential loans, representing 29% of total LHFI, and had $10.9 billion in commitments to extend credit on home equity lines, $6.7 billion in credit card commitments, and $3.3 billion in mortgage loan commitments. At both June 30, 2015 and December 31, 2014, 2% of residential loans owned were guaranteed by a federal agency or a GSE.
The following table presents loans in the residential mortgage portfolio that included a high original LTV ratio (in excess of 80%), an interest only feature, and/or a second lien position that may increase the Company’s exposure to credit risk and result in a concentration of credit risk. At both June 30, 2015 and December 31, 2014, borrowers' current weighted average FICO score on these loans was 738.

(Dollars in millions)	June 30, 2015	December 31, 2014
Interest only mortgages with MI or with combined original LTV ≤ 80% [1]	$2,314	$3,180
Interest only mortgages with no MI and with combined original LTV > 80% [1]	714	873
Total interest only mortgages [1]	3,028	4,053
Amortizing mortgages with combined original LTV > 80% and/or second liens [2]	7,810	7,368
Total mortgages with potential concentration of credit risk	$10,838	$11,421
1 Comprised of first and/or second liens, primarily with an initial 10 year interest only period.
2 Comprised of loans with no MI.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 6 - ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the unfunded commitments reserve. Activity in the allowance for credit losses is summarized in the following table:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2015	2014	2015	2014
Balance, beginning of period	$1,947	$2,086	$1,991	$2,094
Provision for loan losses	28	76	84	182
Benefit for unfunded commitments	(2)	(3)	(2)	(7)
Loan charge-offs	(123)	(158)	(254)	(309)
Loan recoveries	36	45	67	86
Balance, end of period	$1,886	$2,046	$1,886	$2,046

Components:
ALLL			$1,834	$2,003
Unfunded commitments reserve [1]			52	43
Allowance for credit losses			$1,886	$2,046
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.
Activity in the ALLL by loan segment for the three and six months ended June 30, 2015 and 2014 is presented in the following tables:

	Three Months Ended June 30, 2015
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance, beginning of period	$976	$743	$174	$1,893
Provision for loan losses	33	(16)	11	28
Loan charge-offs	(31)	(61)	(31)	(123)
Loan recoveries	15	10	11	36
Balance, end of period	$993	$676	$165	$1,834

	Three Months Ended June 30, 2014
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance, beginning of period	$966	$910	$164	$2,040
Provision for loan losses	18	32	26	76
Loan charge-offs	(38)	(90)	(30)	(158)
Loan recoveries	12	23	10	45
Balance, end of period	$958	$875	$170	$2,003

	Six Months Ended June 30, 2015
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance, beginning of period	$986	$777	$174	$1,937
Provision for loan losses	40	9	35	84
Loan charge-offs	(59)	(129)	(66)	(254)
Loan recoveries	26	19	22	67
Balance, end of period	$993	$676	$165	$1,834

	Six Months Ended June 30, 2014
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance, beginning of period	$946	$930	$168	$2,044
Provision for loan losses	57	80	45	182
Loan charge-offs	(71)	(175)	(63)	(309)
Loan recoveries	26	40	20	86
Balance, end of period	$958	$875	$170	$2,003

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

	June 30, 2015
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL
Individually evaluated	$64	$5	$2,499	$273	$128	$7	$2,691	$285
Collectively evaluated	73,237	988	35,974	403	20,373	158	129,584	1,549
Total evaluated	73,301	993	38,473	676	20,501	165	132,275	1,834
LHFI at fair value	—	—	263	—	—	—	263	—
Total LHFI	$73,301	$993	$38,736	$676	$20,501	$165	$132,538	$1,834

	December 31, 2014
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL
Individually evaluated	$92	$11	$2,563	$300	$126	$8	$2,781	$319
Collectively evaluated	73,300	975	35,940	477	20,819	166	130,059	1,618
Total evaluated	73,392	986	38,503	777	20,945	174	132,840	1,937
LHFI at fair value	—	—	272	—	—	—	272	—
Total LHFI	$73,392	$986	$38,775	$777	$20,945	$174	$133,112	$1,937

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

The Company performed a qualitative goodwill assessment in the first and second quarters of 2015, considering changes in key assumptions and monitoring other events or changes in circumstances occurring since the most recent goodwill impairment analysis performed as of December 31, 2014. The Company concluded, based on the totality of factors observed, that the fair values of its reporting units more-likely-than-not exceed their respective carrying values and accordingly, goodwill was not quantitatively tested for impairment during the six months ended June 30, 2015.
There were no changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2015. Changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2014 are as follows:

(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Total
Balance, January 1, 2014	$4,262	$2,107	$6,369
Acquisition of Lantana Oil and Gas Partners, Inc.	—	8	8
Sale of RidgeWorth	—	(40)	(40)
Balance, June 30, 2014	$4,262	$2,075	$6,337

Notes to Consolidated Financial Statements (Unaudited), continued

Other Intangible Assets
Changes in the carrying amounts of other intangible assets for the six months ended June 30 are as follows:

(Dollars in millions)	MSRs - Fair Value	Other	Total
Balance, January 1, 2015	$1,206	$13	$1,219
Amortization [1]	—	(3)	(3)
Servicing rights originated	117	13	130
Servicing rights purchased	109	—	109
Changes in fair value:
Due to changes in inputs and assumptions [2]	72	—	72
Other changes in fair value [3]	(109)	—	(109)
Sale of servicing rights	(2)	—	(2)
Balance, June 30, 2015	$1,393	$23	$1,416

Balance, January 1, 2014	$1,300	$34	$1,334
Amortization [1]	—	(7)	(7)
Servicing rights originated	68	—	68
Servicing rights purchased	76	—	76
Changes in fair value:
Due to changes in inputs and assumptions [2]	(107)	—	(107)
Other changes in fair value [3]	(78)	—	(78)
Sale of RidgeWorth	—	(9)	(9)
Balance, June 30, 2014	$1,259	$18	$1,277
1 Does not include amortization of tax credits for non-qualified community development investments, which totaled $10 million reflected in amortization on the Company's Consolidated Statements of Income and $5 million reflected in other noninterest expense on the Company's Consolidated Statements of Income for the six months ended June 30, 2015 and 2014, respectively. See Note 8, "Certain Transfers of Financial Assets and Variable Interest Entities," for additional information.
2 Primarily reflects changes in option adjusted spreads and prepayment speed assumptions, due to changes in interest rates.
3 Represents changes due to the collection of expected cash flows, net of accretion, due to the passage of time.

The Company's estimated future amortization of intangible assets subject to amortization was immaterial at June 30, 2015.

Servicing Rights
The Company retains servicing rights for certain of its sales or securitizations of residential mortgage and consumer indirect loans. MSRs on residential mortgage loans and servicing rights on consumer indirect loans are the only servicing assets capitalized by the Company and are classified within other intangible assets on the Company's Consolidated Balance Sheets.

Mortgage Servicing Rights
Income earned by the Company on its MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs. Such income earned for the three and six months ended June 30, 2015 was $83 million and $166 million, respectively, and $81 million and $160 million for the three and six months ended June 30, 2014, respectively. These amounts are reported in mortgage servicing related income in the Consolidated Statements of Income.
At June 30, 2015 and December 31, 2014, the total UPB of mortgage loans serviced was $145.5 billion and $142.1 billion,

respectively. Included in these amounts were $118.4 billion and $115.5 billion at June 30, 2015 and December 31, 2014, respectively, of loans serviced for third parties. The Company purchased MSRs on residential loans with a UPB of $10.3 billion during the six months ended June 30, 2015; however, only $6.1 billion of these loans are reflected in the UPB amounts above as the transfer of servicing for the remainder is scheduled for the third quarter of 2015. The Company purchased MSRs on residential loans with a UPB of $5.9 billion during the six months ended June 30, 2014. During the six months ended June 30, 2015 and 2014, the Company sold MSRs, at a price approximating their fair value, on residential loans with a UPB of $407 million and $439 million, respectively.
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

Notes to Consolidated Financial Statements (Unaudited), continued

A summary of the key inputs used to estimate the fair value of the Company’s MSRs at June 30, 2015 and December 31, 2014, and the sensitivity of the fair values to immediate 10% and 20% adverse changes in those inputs, are presented in the following table.

(Dollars in millions)	June 30, 2015	December 31, 2014
Fair value of MSRs	$1,393	$1,206
Prepayment rate assumption (annual)	9%	11%
Decline in fair value from 10% adverse change	$50	$46
Decline in fair value from 20% adverse change	96	88
Option adjusted spread (annual)	9%	10%
Decline in fair value from 10% adverse change	$64	$55
Decline in fair value from 20% adverse change	123	105
Weighted-average life (in years)	7.1	6.4
Weighted-average coupon	4.1%	4.2%

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

Consumer Loan Servicing Rights
In June 2015, the Company completed the securitization of $1.0 billion of indirect auto loans, with servicing rights retained, and recognized a $13 million servicing asset at the time of sale. See Note 8, “Certain Transfers of Financial Assets and Variable Interest Entities," for additional information on the Company's securitization transactions.
Income earned by the Company on its consumer loan servicing rights is derived primarily from contractually specified servicing fees and other ancillary fees. Such income earned for both the three and six months ended June 30, 2015 was $1 million and is reported in other noninterest income in the Consolidated Statements of Income. There was no income earned on consumer loan servicing rights for the three and six months ended June 30, 2014.
At June 30, 2015, the total UPB of consumer indirect loans serviced was $976 million, all of which were serviced for third parties. No consumer loan servicing rights were purchased or sold during the six months ended June 30, 2015 and 2014.
Consumer loan servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The Company calculates the fair value of consumer servicing rights using a valuation model that calculates the present value of estimated future net servicing income using prepayment projections and other assumptions. Impairment, if any, is recognized when changes in valuation model inputs reflect a fair value for the servicing asset that is below its respective carrying value. At June 30, 2015 the fair value of the Company's consumer loan servicing rights was $13 million.

NOTE 8 - CERTAIN TRANSFERS OF FINANCIAL ASSETS AND VARIABLE INTEREST ENTITIES
Certain Transfers of Financial Assets and Related Variable
Interest Entities
The Company has transferred loans and securities in sale or securitization transactions in which the Company has, or had, continuing involvement such as owning certain beneficial interests and servicing rights. Cash receipts on interests held related to these transfers were $4 million and $8 million for the three and six months ended June 30, 2015, and $7 million and $10 million for the three and six months ended June 30, 2014, respectively. The servicing and management fees related to these asset transfers (excluding servicing fees for residential mortgage loan transfers to GSEs, which are discussed in Note 7, “Goodwill and Other Intangible Assets”) were immaterial for the three and six months ended June 30, 2015 and 2014. Except as specifically noted herein, the Company is not required to provide additional financial support to any of the entities to which the Company has transferred financial assets, nor has the Company provided any support it was not otherwise obligated to provide.
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
To determine whether a transfer should be accounted for as a sale, the Company evaluates whether: (i) the transferred assets are legally isolated, (ii) the transferee has the right to pledge or exchange the transferred assets, and (iii) the Company has relinquished effective control of the transferred assets. If these three conditions are met, then the transfer is accounted for as a sale.
No events occurred during the six months ended June 30, 2015 that changed the Company’s previous conclusions regarding whether it is the primary beneficiary of the VIEs described herein. Likewise, no events occurred during the six months ended June 30, 2015 that changed the Company’s sale

Notes to Consolidated Financial Statements (Unaudited), continued

accounting conclusion in regards to previously transferred residential mortgage loans, student loans, or commercial and corporate loans.
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
The Company sold residential mortgage loans to the GSEs noted above, which resulted in pre-tax net gains of $46 million and $61 million for the three months ended June 30, 2015 and 2014, respectively, and $123 million and $105 million for the six months ended June 30, 2015 and 2014, respectively. Net gains on the sale of residential mortgage loans are recorded at inception of the associated IRLCs within mortgage production related income in the Consolidated Statements of Income. The net gains reflect the change in value of the loans resulting from changes in interest rates from the time the Company enters into the related IRLCs with borrowers, but do not include the results of hedging activities initiated by the Company to mitigate this market risk. See Note 13, “Derivative Financial Instruments,” for further discussion of the Company’s hedging activities. As the seller, the Company has made certain representations and warranties with respect to the originally transferred loans, including those transferred under Ginnie Mae, Fannie Mae, and Freddie Mac programs; these representations and warranties are discussed in Note 12, “Guarantees.”
In a limited number of securitizations, the Company has received securities in addition to cash (while also retaining servicing rights) in exchange for the transferred loans. The securities received are measured at fair value and classified as securities AFS. At June 30, 2015 and December 31, 2014, the fair value of securities received totaled $48 million and $55 million, respectively, and were valued using a third party pricing service.
The Company evaluated its securitization entities, which were deemed VIEs, for potential consolidation. Notwithstanding the Company's role as servicer, the Company typically does not have power over the securitization entities as a result of rights held by the master servicer. However, in certain transactions, the Company does have power as the servicer, but does not have an obligation to absorb losses or the right to receive benefits that could potentially be significant. In all such cases, the Company does not consolidate the securitization entity. Total assets at June 30, 2015 and December 31, 2014, of the unconsolidated trusts in which the Company has a VI were $266 million and $288 million, respectively.
The Company’s maximum exposure to loss related to the unconsolidated residential mortgage loan VIEs in which it holds a VI is comprised of the loss of value of any interests it retains, and any repurchase obligations it incurs as a result of a breach of representations and warranties, discussed further in Note 12, “Guarantees.”

Commercial and Corporate Loans
The Company holds securities issued by CLO entities that own commercial leveraged loans and bonds, certain of which were transferred to the entities by the Company. These entities had estimated assets of $633 million and $704 million and estimated liabilities of $590 million and $654 million at June 30, 2015 and December 31, 2014, respectively. The Company's holdings include a preference share exposure valued at $2 million and $3 million at June 30, 2015 and December 31, 2014, respectively, and a senior interest exposure valued at $13 million and $18 million at June 30, 2015 and December 31, 2014, respectively. The Company has determined that the CLO entities are VIEs and that it is not the primary beneficiary of these entities because it does not possess the power to direct the activities that most significantly impact the economic performance of the entities.
Consumer Loans
Guaranteed Student Loans
During 2006, the Company transferred government-guaranteed student loans through a transfer of loans to a securitization entity and retained the residual interest in the entity. The Company concluded that this entity should be consolidated since it has the power to direct the activities that most significantly impact the economic performance of the VIE, and has the obligation to absorb losses and the right to receive benefits that could potentially be significant. At June 30, 2015 and December 31, 2014, the Company’s Consolidated Balance Sheets reflected $284 million and $306 million, respectively, of assets held by the securitization entity and $281 million and $302 million, respectively, of debt issued by the entity.
To the extent that the securitization entity incurs losses on its assets, the securitization entity has recourse to the guarantor of the underlying loan, which is backed by the Department of Education up to a maximum guarantee of 100%. Losses in excess of the government guarantee reduce the amount of available cash payable to the Company as the owner of the residual interest. To the extent that losses result from a breach of servicing responsibilities, the securitization entity has recourse to the Company, which functions as the master servicer; the Company may be required to repurchase the defaulting loan(s) from the securitization entity at par value. If the breach was caused by the subservicer, the Company would seek reimbursement from the subservicer up to the guaranteed amount. The Company’s maximum exposure to loss related to the securitization entity would arise from a breach of its servicing responsibilities. To date, all loss claims filed with the guarantor that have been denied due to servicing errors have either been, or are in the process of being, cured or reimbursement has been provided to the Company by the subservicer, or in very limited cases, absorbed by the Company.
Indirect Auto Loans
In June 2015, the Company transferred indirect auto loans to a securitization entity and accounted for the transfer as a sale after the Company determined that the transfer met the aforementioned conditions to be accounted for as a sale. The Company retained servicing rights for the transferred loans, but

Notes to Consolidated Financial Statements (Unaudited), continued

did not retain any debt or equity interest in the securitization entity, which was determined to be a VIE. Although the Company has the power to direct the activities that most significantly impact the economic performance of the VIE through its servicing rights, it was determined that this entity should not be consolidated since the Company does not have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
At the time of the transfer, the UPB of the transferred loans was $1.0 billion and the consideration received was $1.0 billion, resulting in an immaterial pre-tax loss for both the three and six months ended June 30, 2015, recorded within other noninterest income in the Consolidated Statements of Income. Further details regarding the servicing asset recognized in this transaction can be found in Note 7, "Goodwill and Other Intangible Assets."
To the extent that losses on the transferred loans are the result of a breach of representations and warranties related to either the initial transfer or the Company's ongoing servicing responsibilities, the securitization entity has recourse to the Company. In the event a breach occurs, the Company may be obligated to either cure the breach or repurchase the affected loans. The Company’s maximum exposure to loss related to the securitization entity would arise from a breach of representations and warranties and any resulting potential losses, the amount of which cannot be determined at this time.

The Company's managed loans, including portfolio loans as well as securitized loans, are presented in the following table by portfolio balance and delinquency (accruing loans 90 days or more past due and all nonaccrual loans) at June 30, 2015 and December 31, 2014, as well as related net charge-offs for the three and six months ended June 30, 2015 and 2014.

	Portfolio Balance [1]		Past Due and Nonaccrual [2]				Net Charge-offs
	June 30, 2015	December 31, 2014	June 30, 2015		December 31, 2014		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)							2015	2014	2015	2014
Portfolio LHFI by type:
Commercial	$73,301	$73,392	$178		$181		$16	$26	$33	$45
Residential	38,736	38,775	728		891		51	67	110	135
Consumer	20,501	20,945	485		619		20	20	44	43
Total portfolio LHFI	132,538	133,112	1,391		1,691		87	113	187	223
Managed securitized loans by type:
Residential	113,930	110,591	157	[3]	183	[3]	3	3	6	7
Consumer	976	—	—		—		—	—	—	—
Total managed securitized loans	114,906	110,591	157		183		3	3	6	7

Total managed loans	$247,444	$243,703	$1,548		$1,874		$90	$116	$193	$230
1 Excludes $2.5 billion and $3.2 billion of LHFS at June 30, 2015 and December 31, 2014, respectively.
2 Excludes $99 million and $39 million of past due LHFS at June 30, 2015 and December 31, 2014, respectively.
3 Excludes loans that have completed the foreclosure or short sale process (i.e., involuntary prepayments).

Other Variable Interest Entities
In addition to exposure to VIEs arising from transfers of financial assets, the Company also has involvement with VIEs from other business activities.
Total Return Swaps
At both June 30, 2015 and December 31, 2014, the Company had $2.3 billion in senior financing outstanding to VIEs that entered into TRS contracts with the Company. These financings were classified within trading assets and derivative instruments on the Consolidated Balance Sheets and were measured at fair value.
The TRS contracts with the Company had outstanding notional amounts of $2.3 billion at both June 30, 2015 and December 31, 2014. The Company entered into TRS contracts with third parties with the same outstanding notional amounts. At June 30, 2015, the fair values of these TRS assets and liabilities were $17 million and $13 million, respectively, and at December 31, 2014, the fair values of these TRS assets and liabilities were $19 million and $14 million, respectively, reflecting the pass-through nature of these structures. The notional amounts of the TRS contracts with the VIEs represent the Company’s maximum exposure to loss, although such exposure to loss has been mitigated via the TRS contracts with third parties. For additional information on the Company’s involvement with these VIEs, see Note 13, “Derivative Financial Instruments,” as well as Note 10, “Certain Transfers of Financial Assets and Variable Interest Entities,” to the Company's 2014 Annual Report on Form 10-K.

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
In limited circumstances, the Company owns both the limited partner and general partner interests, in which case the related partnerships are not considered VIEs and are

Notes to Consolidated Financial Statements (Unaudited), continued

consolidated by the Company. Properties with a carrying value of $9 million and $72 million were sold for gains of $1 million and $19 million during the three and six months ended June 30, 2015, respectively. The remaining properties held for sale at June 30, 2015 were immaterial. No such properties were sold during the three and six months ended June 30, 2014.
The Company has concluded that it is not the primary beneficiary of affordable housing partnerships when it invests as a limited partner and there is a third party general partner. The investments are accounted for in accordance with the accounting requirements for investments in affordable housing projects. The general partner or an affiliate of the general partner often provides guarantees to the limited partner, which protects the Company from losses attributable to operating deficits, construction deficits, and tax credit allocation deficits. Assets of $1.8 billion and $1.6 billion in these partnerships were not included in the Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, respectively. The Company's limited partner interests had carrying values of $477 million and $363 million at June 30, 2015 and December 31, 2014, respectively, and are recorded in other assets in the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss for these investments totaled $959 million and $910 million at June 30, 2015 and December 31, 2014, respectively. The Company’s maximum exposure to loss would result from the loss of its limited partner investments along with $389 million and $412 million of loans, interest-rate swap fair value exposures, or letters of credit issued by the Company to the entities at June 30, 2015 and December 31, 2014, respectively. The difference between the maximum exposure to loss and the investment and loan balances is primarily attributable to the unfunded equity commitments. Unfunded equity commitments are amounts that the Company has committed to the entities upon the entities meeting certain conditions. If these conditions are met, the Company will invest these additional amounts in the entities.
The Company also owns noncontrolling interests in funds whose purpose is to invest in community developments. At June 30, 2015 and December 31, 2014, the Company's investment in these funds totaled $127 million and $113 million, respectively, and the Company's maximum exposure to loss on its equity investments, which is comprised of its investments in the funds plus any additional unfunded equity commitments, was $247 million and $236 million, respectively.
During both the three months ended June 30, 2015 and 2014, the Company recognized $15 million of tax credits for qualified affordable housing projects, and $14 million of amortization on qualified affordable housing projects in the provision for income taxes. During the six months ended June 30, 2015 and 2014, the Company recognized $29 million and $30 million of tax credits for qualified affordable housing projects, and $28 million and $27 million of amortization on qualified affordable housing projects in the provision for income taxes, respectively. During the three and six months ended June 30, 2015, the Company recorded $5 million and $10 million, respectively, of amortization expense (a component of noninterest expense) related to community development investments not within the scope of the accounting guidance for investments in qualified affordable housing projects. During the three and six months ended June 30, 2014, the Company recorded $3 million and $5 million, respectively, of amortization related to these non-qualified investments within other noninterest expense.

NOTE 9 – NET INCOME PER COMMON SHARE
Equivalent shares of 14 million and 16 million related to common stock options and common stock warrants outstanding at June 30, 2015 and 2014, respectively, were excluded from the computations of diluted net income per average common share because they would have been anti-dilutive.

Reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding are presented below.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars and shares in millions, except per share data)	2015	2014	2015	2014
Net income	$483	$399	$912	$804
Preferred dividends	(15)	(9)	(32)	(19)
Dividends and undistributed earnings allocated to unvested shares	(1)	(3)	(3)	(5)
Net income available to common shareholders	$467	$387	$877	$780
Average basic common shares	517	530	519	530
Effect of dilutive securities:
Stock options	1	1	2	2
Restricted stock and warrants	4	4	4	4
Average diluted common shares	522	535	525	536
Net income per average common share - diluted	$0.89	$0.72	$1.67	$1.45
Net income per average common share - basic	$0.90	$0.73	$1.69	$1.47

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 10 - INCOME TAXES
For the three months ended June 30, 2015 and 2014, the provision for income taxes was $202 million and $173 million, representing effective tax rates of 29% and 30%, respectively. The effective tax rate for the three months ended June 30, 2015 was favorably impacted by $15 million in net discrete income tax items. For the six months ended June 30, 2015 and 2014, the provision for income taxes was $393 million and $298 million, representing effective tax rates of 30% and 27%, respectively. The higher effective tax rate for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was primarily due to higher pre-tax income.
The provision for income taxes includes both federal and state income taxes and differs from the provision using statutory rates primarily due to favorable permanent tax items such as income from lending to tax exempt entities and federal tax credits from community reinvestment activities. The Company calculated the provision for income taxes for the three and six months ended June 30, 2015 and 2014 by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusting for discrete items that occurred during the period.
The Company's liability for UTBs was $216 million and $210 million at June 30, 2015 and December 31, 2014, respectively. It is reasonably possible that the liability for UTBs could decrease by as much as $120 million during the next 12 months due to completion of tax authority examinations. It is uncertain how much, if any, of this potential decrease will impact the Company’s effective tax rate.

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

Stock-based compensation expense recognized in noninterest expense consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2015	2014	2015	2014
Stock options	$—	$—	$—	$1
Restricted stock	4	6	9	14
Performance stock units	9	4	17	6
RSUs	10	7	28	21
Total stock-based compensation	$23	$17	$54	$42

Stock-based compensation tax benefit	$9	$6	$21	$16

Components of net periodic benefit related to the Company's pension and other postretirement benefits plans consisted of the following:

	Pension Benefits [1]				Other Postretirement Benefits
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$1	$1	$2	$2	$—	$—	$—	$—
Interest cost	29	31	58	62	1	1	1	2
Expected return on plan assets	(52)	(50)	(103)	(100)	(1)	(2)	(2)	(3)
Amortization of prior service credit	—	—	—	—	(2)	(1)	(3)	(3)
Amortization of actuarial loss	6	4	11	8	—	—	—	—
Net periodic benefit	($16)	($14)	($32)	($28)	($2)	($2)	($4)	($4)
1 Administrative fees are recognized in service cost for each of the periods presented.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 12 – GUARANTEES
The Company has undertaken certain guarantee obligations in the ordinary course of business. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform and make future payments should certain triggering events occur. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provision of the Company’s services. The following is a discussion of the guarantees that the Company has issued at June 30, 2015. The Company has also entered into certain contracts that are similar to guarantees, but that are accounted for as derivatives as discussed in Note 13, “Derivative Financial Instruments.”
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
At both June 30, 2015 and December 31, 2014, the maximum potential amount of the Company’s obligation for issued financial and performance standby letters of credit was $3.0 billion. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer. Some standby letters of credit are designed to be drawn upon in the normal course of business and others are drawn upon only in circumstances of dispute or default in the underlying transaction to which the Company is not a party. In all cases, the Company is entitled to reimbursement from the applicant. If a letter of credit is drawn upon and reimbursement is not provided by the applicant, the Company may take possession of the collateral securing the line of credit, where applicable.
The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with its credit policies. An internal assessment of the PD and loss severity in the event of default is performed, consistent with the methodologies used for all commercial borrowers. The management of credit risk for letters of credit leverages the risk rating process to focus greater visibility on higher risk and/or higher dollar letters of credit. The allowance for credit losses associated with letters of credit is a component of the unfunded commitments reserve recorded in other liabilities in the Consolidated Balance Sheets and is included in the allowance for credit losses as disclosed in Note

6, “Allowance for Credit Losses.” Additionally, unearned fees relating to letters of credit are recorded in other liabilities. The net carrying amount of unearned fees was immaterial at June 30, 2015 and December 31, 2014.
Loan Sales and Servicing
STM, a consolidated subsidiary of the Company, originates and purchases residential mortgage loans, a portion of which are sold to outside investors in the normal course of business, through a combination of whole loan sales to GSEs, Ginnie Mae, and non-agency investors. Prior to 2008, the Company also sold mortgage loans through a limited number of Company-sponsored securitizations. When mortgage loans are sold, representations and warranties regarding certain attributes of the loans are made to third party purchasers. Subsequent to the sale, if a material underwriting deficiency or documentation defect is discovered, STM may be obligated to repurchase the mortgage loan or to reimburse an investor for losses incurred (make whole requests) if such deficiency or defect cannot be cured by STM within the specified period following discovery. Additionally, defects in the securitization process or breaches of underwriting and servicing representations and warranties can result in loan repurchases, as well as adversely affect the valuation of MSRs, servicing advances, or other mortgage loan-related exposures, such as OREO. These representations and warranties may extend through the life of the mortgage loan. STM’s risk of loss under its representations and warranties is partially driven by borrower payment performance since investors will perform extensive reviews of delinquent loans as a means of mitigating losses.
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
Loans sold to Ginnie Mae are insured by the FHA and guaranteed by the VA. As servicer, the Company may elect to repurchase delinquent loans in accordance with Ginnie Mae guidelines; however, the loans continue to be insured. The Company indemnifies the FHA and VA for losses related to loans not originated in accordance with their guidelines.
See Note 15, "Contingencies," for additional information on current legal matters related to loan sales.

Notes to Consolidated Financial Statements (Unaudited), continued

The Company previously reached agreements in principle with Freddie Mac and Fannie Mae that relieve the Company of certain existing and future repurchase obligations related to 2000-2008 vintages for Freddie Mac and 2000-2012 vintages for Fannie Mae. Repurchase requests have declined significantly as a result of the settlements. Repurchase requests from GSEs, Ginnie Mae, and non-agency investors, for all vintages, are illustrated in the following table that summarizes demand activity for the six months ended June 30.

(Dollars in millions)	2015	2014
Beginning pending repurchase requests	$47	$126
Repurchase requests received	44	113
Repurchase requests resolved:
Repurchased	(11)	(11)
Cured	(56)	(176)
Total resolved	(67)	(187)
Ending pending repurchase requests [1]	$24	$52

Percent from non-agency investors:
Pending repurchase requests	5.0%	5.3%
Repurchase requests received	0.5%	0.7%
1 Comprised of $23 million and $49 million from the GSEs, and $1 million and $3 million from non-agency investors at June 30, 2015 and 2014, respectively.
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

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2015	2014	2015	2014
Balance, at beginning of period	$82	$83	$85	$78
Repurchase (benefit)/provision	(6)	5	(8)	10
Charge-offs, net of recoveries	(16)	(11)	(17)	(11)
Balance, at end of period	$60	$77	$60	$77

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
Notwithstanding the aforementioned agreements with Freddie Mac and Fannie Mae settling certain aspects of the Company's repurchase obligations, those institutions preserve their right to require repurchases arising from certain types of events, and that preservation of rights can impact future losses of the Company. While the repurchase reserve includes the estimated cost of settling claims related to required repurchases, the Company's estimate of losses depends on its assumptions regarding GSE and other counterparty behavior, loan performance, home prices, and other factors. The related liability is recorded in other liabilities in the Consolidated Balance Sheets, and the related repurchase (benefit)/provision is recognized in mortgage production related income in the Consolidated Statements of Income.
The following table summarizes the carrying value of the Company's outstanding repurchased mortgage loans at June 30, 2015 and December 31, 2014:

(Dollars in millions)	June 30, 2015	December 31, 2014
Performing repurchased mortgage LHFI	$265	$271
Nonperforming repurchased mortgage LHFI	15	29
Nonperforming repurchased mortgage LHFS	13	12
Total carrying value of outstanding repurchased mortgage loans, net of ALLL	$293	$312

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
The Company normally retains servicing rights when loans are transferred; however, servicing rights are occasionally sold to third parties. When MSRs are sold, the Company makes representations and warranties related to servicing standards and obligations, and recognizes a liability for contingent losses recorded in other liabilities in the Consolidated Balance Sheets, separate from the reserve for mortgage loan repurchases, which totaled $24 million and $25 million at June 30, 2015 and December 31, 2014, respectively.

Contingent Consideration
The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. The potential obligation is recorded as an other liability, measured at the fair value of the contingent payments, which totaled $23 million and $27 million at June 30, 2015 and December 31, 2014, respectively.

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

Notes to Consolidated Financial Statements (Unaudited), continued

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
In May 2009, the Company sold its 3.2 million Class B shares to the Visa Counterparty and entered into a derivative with the Visa Counterparty. Under the derivative, the Visa Counterparty is compensated by the Company for any decline in the conversion factor as a result of the outcome of the Litigation. Conversely, the Company is compensated by the Visa Counterparty for any increase in the conversion factor. The amount of payments made or received under the derivative is a function of the 3.2 million shares sold to the Visa Counterparty, the change in conversion rate, and Visa’s share price. The Visa Counterparty, as a result of its ownership of the Class B shares, is impacted by dilutive adjustments to the conversion factor of the Class B shares caused by the Litigation losses. The fair value of the derivative liability was approximately $7 million and $5 million at June 30, 2015 and December 31, 2014, respectively; however, the ultimate impact to the Company could be significantly different based on the outcome of the Litigation.

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
At June 30, 2015, STCC had four transactions outstanding that contain guarantee provisions stating that STCC will make payment to the outside investors if the tax credits become ineligible. STCC also guarantees that the general partner under the transaction will perform on the delivery of the credits. The guarantees are expected to expire within a 15 year period from inception. At June 30, 2015, the maximum potential amount that STCC could be obligated to pay under these guarantees is $19 million; however, STCC can seek recourse against the general partner. Additionally, STCC can seek reimbursement from cash flow and residual values of the underlying affordable housing properties, provided that the properties retain value. At June 30, 2015 and December 31, 2014, an immaterial amount was accrued related to the obligation to deliver tax credits, and was recorded in other liabilities in the Consolidated Balance Sheets.

NOTE 13 - DERIVATIVE FINANCIAL INSTRUMENTS
The Company enters into various derivative financial instruments, both in a dealer capacity to facilitate client transactions and as an end user as a risk management tool. The ALCO monitors all derivative activities. When derivatives have been entered into with clients, the Company generally manages the risk associated with these derivatives within the framework of its VAR methodology that monitors total daily exposure and seeks to manage the exposure on an overall basis. Derivatives are also used as a risk management tool to hedge the Company’s balance sheet exposure to changes in identified cash flow and fair value risks, either economically or in accordance with hedge accounting provisions. The Company’s Corporate Treasury function is responsible for employing the various hedge accounting strategies to manage these objectives. Additionally, as a normal part of its operations, the Company enters into IRLCs on mortgage loans that are accounted for as freestanding derivatives and has certain contracts containing embedded derivatives that are measured, in their entirety, at fair value. All freestanding derivatives and any embedded derivatives that the Company bifurcates from the host contracts are measured at fair value in the Consolidated Balance Sheets in trading assets and derivative instruments and trading liabilities and derivative instruments. The associated gains and losses are either recognized in AOCI, net of tax, or within the Consolidated

Statements of Income, depending upon the use and designation of the derivatives.

Credit and Market Risk Associated with Derivative Instruments
Derivatives expose the Company to counterparty credit risk if the counterparty to the derivative contract does not perform as expected. The Company minimizes the credit risk of derivatives by entering into transactions with counterparties with defined exposure limits based on their credit quality and in accordance with established policies and procedures. All counterparties are regularly reviewed by the Company’s Credit Risk Management division and appropriate action is taken to adjust the exposure to certain counterparties as necessary. The Company’s derivative transactions may also be governed by ISDA documentation or other legally enforceable industry standard master netting agreements. In certain cases and depending on the nature of the underlying derivative transactions, bilateral collateral agreements are also utilized. Furthermore, the Company and its subsidiaries are subject to OTC derivative clearing requirements, which require certain derivatives to be cleared through central clearinghouses with which the Company and other counterparties are required to post initial margin. To mitigate the risk of non-payment, variation margin is received or paid daily based on the net asset or liability position of the contracts.

Notes to Consolidated Financial Statements (Unaudited), continued

When the Company has more than one outstanding derivative transaction with a single counterparty, and there exists a legal right of offset with that counterparty, the Company considers its exposure to the counterparty to be the net fair value of its derivative positions with that counterparty. If the net fair value is positive, then the counterparty asset value also reflects cash collateral held. At June 30, 2015, these net asset positions were $890 million, reflecting $1.3 billion of net derivative gains adjusted for cash and other collateral of $472 million that the Company held in relation to these gain positions. At December 31, 2014, reported net derivative assets were $1.1 billion, reflecting $1.5 billion of net derivative gains, adjusted for cash and other collateral of $386 million that the Company held in relation to these gain positions.
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
Derivative instruments are priced using observable market inputs at a mid-market valuation point and take into consideration appropriate valuation adjustments for collateral, market liquidity, and counterparty credit risk. For purposes of determining fair value adjustments to its OTC derivative positions, the Company takes into consideration the credit profile and likelihood of default by counterparties and itself, as well as its net exposure, which considers legally enforceable master netting agreements and collateral along with remaining maturities. For purposes of estimating the DVA, which is the Company’s own credit risk on derivative liability positions, the Company uses market-based probabilities of default from observed credit spreads of Company-specific CDS. To determine counterparty default probabilities, the Company leverages publicly available counterparty information when data of acceptable quality is available. In particular, for purposes of determining the CVA, the Company incorporates market-based views of counterparty default probabilities derived from observed credit spreads in the CDS market, when available. Absent available market-derived counterparty information, the expected loss associated with each counterparty is estimated using the Company's internal risk rating system. The risk rating system utilizes counterparty-specific PD and LGD estimates to derive the expected loss. The Company adjusted the net fair value of its derivative contracts for estimates of net counterparty credit risk by approximately $1 million and $7 million at June 30, 2015 and December 31, 2014, respectively. The Company's approach toward determining fair value adjustments of derivative instruments is subject to ongoing internal review and enhancement.
Currently, the majority of the Company’s derivatives contain contingencies that relate to the creditworthiness of the Bank. These contingencies, which are contained in industry standard master netting agreements, may be considered events of default. Should the Bank be in default under any of these provisions, the Bank’s counterparties would be permitted to close-out net, at amounts that would approximate the fair values of the derivatives, resulting in a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. Additionally, certain of the Company’s derivative liability positions, totaling $1.1 billion in fair value at both June 30, 2015 and December 31, 2014, contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an ATE that permits the counterparties to close-out net and apply collateral or, where a CSA is present, require the Bank to post additional collateral. At June 30, 2015, the Bank carried senior long-term debt ratings of Baal/A-/BBB+ from Moody’s, S&P, and Fitch, respectively. At June 30, 2015, ATEs have been triggered for $8 million in fair value liabilities. The maximum additional liability that could be triggered from ATEs was approximately $15 million at June 30, 2015. At June 30, 2015, $1.1 billion in fair value of derivative liabilities were subject to CSAs, against which the Bank has posted $1.1 billion in collateral, primarily in the form of cash. At June 30, 2015, if requested by the counterparty pursuant to the terms of the CSA, the Bank would be required to post additional collateral of approximately $7 million against these contracts if the Bank were downgraded to Baa3/BBB-. Further downgrades to Ba1/BB+ or below do not contain predetermined collateral posting levels.

Notes to Consolidated Financial Statements (Unaudited), continued

Notional and Fair Value of Derivative Positions
The following tables present the Company’s derivative positions at June 30, 2015 and December 31, 2014. The notional amounts in the tables are presented on a gross basis and have been classified within derivative assets or derivative liabilities based on the estimated fair value of the individual contract at June 30, 2015 and December 31, 2014. Gross positive and gross negative fair value amounts associated with respective notional amounts are presented without consideration of any netting agreements, including collateral arrangements. Net fair value derivative amounts are adjusted on an aggregate basis, where applicable, to take into consideration the effects of legally enforceable master netting agreements, including any cash collateral received or paid, and are recognized in trading assets and derivative instruments or trading liabilities and derivative instruments on the Consolidated Balance Sheets. For contracts constituting a combination of options that contain a written option and a purchased option (such as a collar), the notional amount of each option is presented separately, with the purchased notional amount generally being presented as a derivative asset and the written notional amount being presented as a derivative liability. For contracts that contain a combination of options, the fair value is generally presented as a single value with the purchased notional amount if the combined fair value is positive, and with the written notional amount if the combined fair value is negative.

	June 30, 2015
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Derivative instruments designated in cash flow hedging relationships [1]
Interest rate contracts hedging floating rate loans	$17,600	$175	$850	$2
Derivative instruments designated in fair value hedging relationships [2]
Interest rate contracts hedging fixed rate debt	2,775	28	600	—
Interest rate contracts hedging brokered CDs	30	—	—	—
Total	2,805	28	600	—
Derivative instruments not designated as hedging instruments [3]
Interest rate contracts hedging:
MSRs	7,133	161	16,340	129
LHFS, IRLCs [4]	5,100	33	3,474	8
Trading activity [5]	69,746	2,163	68,062	1,975
Foreign exchange rate contracts hedging trading activity	3,308	132	2,707	126
Credit contracts hedging:
Loans	—	—	215	3
Trading activity [6]	2,291	17	2,571	18
Equity contracts hedging trading activity [5]	23,076	2,438	27,776	2,781
Other contracts:
IRLCs and other [7]	2,706	24	759	10
Commodities	466	68	462	67
Total	113,826	5,036	122,366	5,117
Total derivative instruments	$134,231	$5,239	$123,816	$5,119

Total gross derivative instruments, before netting		$5,239		$5,119
Less: Legally enforceable master netting agreements		(3,620)		(3,620)
Less: Cash collateral received/paid		(411)		(1,099)
Total derivative instruments, after netting		$1,208		$400
1 See “Cash Flow Hedges” in this Note for further discussion.
2 See “Fair Value Hedges” in this Note for further discussion.
3 See “Economic Hedging and Trading Activities” in this Note for further discussion.
4 Amount includes $654 million of notional amounts related to interest rate futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.
5 Amounts include $14.2 billion and $1.2 billion of notional amounts related to interest rate futures and equity futures, respectively. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table. Amounts also include notional amounts related to interest rate swaps hedging fixed rate debt.
6 Asset and liability amounts both include $6 million of notional amounts from purchased and written credit risk participation agreements, respectively, whose notional is calculated as the notional of the derivative participated adjusted by the relevant RWA conversion factor.
7 Includes $49 million notional amount that is based on the number of Visa Class B shares, 3.2 million, the conversion ratio from Class B shares to Class A shares, and the Class A share price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Class B shares in the second quarter of 2009. See Note 12, “Guarantees” for additional information.

Notes to Consolidated Financial Statements (Unaudited), continued

	December 31, 2014
	Derivative Assets		Derivative Liabilities
(Dollars in millions)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Derivative instruments designated in cash flow hedging relationships [1]
Interest rate contracts hedging floating rate loans	$18,150	$208	$2,850	$8
Derivative instruments designated in fair value hedging relationships [2]
Interest rate contracts hedging fixed rate debt	2,700	30	2,600	1
Interest rate contracts hedging brokered CDs	30	—	—	—
Total	2,730	30	2,600	1
Derivative instruments not designated as hedging instruments [3]
Interest rate contracts hedging:
MSRs	5,172	163	8,807	30
LHFS, IRLCs [4]	1,840	4	4,923	23
Trading activity [5]	61,049	2,405	61,065	2,225
Foreign exchange rate contracts hedging trading activity	2,429	104	2,414	100
Credit contracts hedging:
Loans	—	—	392	5
Trading activity [6]	2,282	20	2,452	20
Equity contracts hedging trading activity [5]	21,875	2,809	28,128	3,090
Other contracts:
IRLCs and other [7]	2,231	25	139	5
Commodities	381	71	374	70
Total	97,259	5,601	108,694	5,568
Total derivative instruments	$118,139	$5,839	$114,144	$5,577

Total gross derivative instruments, before netting		$5,839		$5,577
Less: Legally enforceable master netting agreements		(4,083)		(4,083)
Less: Cash collateral received/paid		(449)		(1,032)
Total derivative instruments, after netting		$1,307		$462
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

Notes to Consolidated Financial Statements (Unaudited), continued

Impact of Derivative Instruments on the Consolidated Statements of Income and Shareholders’ Equity
The impacts of derivative instruments on the Consolidated Statements of Income and the Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30 are presented below. The impacts are segregated between derivatives that are designated in hedge accounting relationships and those that are used for economic hedging or trading purposes, with further identification of the underlying risks in the derivatives and the hedged items, where appropriate. The tables do not disclose the financial impact of the activities that these derivative instruments are intended to hedge.

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(Dollars in millions)	Amount of Pre-tax Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Pre-tax Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)	Classification of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)
Derivative instruments in cash flow hedging relationships:
Interest rate contracts hedging floating rate loans [1]	$9	$44	$134	$79	Interest and fees on loans
1 During the three and six months ended June 30, 2015, the Company also reclassified $19 million and $38 million, respectively, of pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been terminated or de-designated and are reclassified into earnings consistent with the pattern of net cash flows expected to be recognized.

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
(Dollars in millions)	Amount of Loss on Derivatives Recognized in Income	Amount of Gain on Related Hedged Items Recognized in Income	Amount of Loss Recognized in Income on Hedges (Ineffective Portion)	Amount of Gain on Derivatives Recognized in Income	Amount of Loss on Related Hedged Items Recognized in Income	Amount of Gain/(Loss) Recognized in Income on Hedges (Ineffective Portion)
Derivative instruments in fair value hedging relationships:
Interest rate contracts hedging fixed rate debt [1]	($8)	$7	($1)	$7	($7)	$—
Interest rate contracts hedging brokered CDs [1]	—	—	—	—	—	—
Total	($8)	$7	($1)	$7	($7)	$—
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of (Loss)/Gain Recognized in Income on Derivatives	Amount of (Loss)/Gain Recognized in Income on Derivatives During the Three Months Ended June 30, 2015	Amount of (Loss)/Gain Recognized in Income on Derivatives During the Six Months Ended June 30, 2015
Derivative instruments not designated as hedging instruments:
Interest rate contracts hedging:
MSRs	Mortgage servicing related income	($163)	($74)
LHFS, IRLCs	Mortgage production related income	52	9
Trading activity	Trading income	25	40
Foreign exchange rate contracts hedging trading activity	Trading income	(20)	36
Credit contracts hedging:
Loans	Other noninterest income	—	(1)
Trading activity	Trading income	7	13
Equity contracts hedging trading activity	Trading income	—	3
Other contracts hedging:
IRLCs	Mortgage production related income	12	93
Commodities	Trading income	1	1
Total		($86)	$120

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
(Dollars in millions)	Amount of Pre-tax Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Pre-tax Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)	Classification of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)
Derivative instruments in cash flow hedging relationships:
Interest rate contracts hedging floating rate loans [1]	$44	$74	$67	$149	Interest and fees on loans
1 During the three and six months ended June 30, 2014, the Company also reclassified $27 million and $54 million, respectively, of pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been terminated or de-designated and are reclassified into earnings consistent with the pattern of net cash flows expected to be recognized.

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
(Dollars in millions)	Amount of Gain on Derivatives Recognized in Income	Amount of Loss on Related Hedged Items Recognized in Income	Amount of Gain Recognized in Income on Hedges (Ineffective Portion)	Amount of Gain on Derivatives Recognized in Income	Amount of Loss on Related Hedged Items Recognized in Income	Amount of Gain Recognized in Income on Hedges (Ineffective Portion)
Derivative instruments in fair value hedging relationships:
Interest rate contracts hedging fixed rate debt [1]	$8	($7)	$1	$17	($16)	$1
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives During the Three Months Ended June 30, 2014	Amount of Gain/(Loss) Recognized in Income on Derivatives During the Six Months Ended June 30, 2014
Derivative instruments not designated as hedging instruments:
Interest rate contracts hedging:
MSRs	Mortgage servicing related income	$66	$120
LHFS, IRLCs	Mortgage production related income	(61)	(95)
Trading activity	Trading income	11	25
Foreign exchange rate contracts hedging trading activity	Trading income	(7)	(1)
Credit contracts hedging:
Loans	Other noninterest income	—	(1)
Trading activity	Trading income	4	9
Equity contracts hedging trading activity	Trading income	2	3
Other contracts - IRLCs	Mortgage production related income	78	138
Total		$93	$198

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

The following tables present total gross derivative instrument assets and liabilities at June 30, 2015 and December 31, 2014, which are adjusted to reflect the effects of legally enforceable master netting agreements and cash collateral received or paid on the net amount reported in the Consolidated Balance Sheets. Also included in the tables are financial instrument collateral related to legally enforceable master netting agreements that represents securities collateral received or pledged and customer cash collateral held at third party custodians. These amounts are not offset on the Consolidated Balance Sheets but are shown as a reduction to total derivative instrument assets and liabilities to derive net derivative assets and liabilities. These amounts are limited to the derivative asset/liability balance, and accordingly, do not include excess collateral received/pledged.

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
June 30, 2015
Derivative instrument assets:
Derivatives subject to master netting arrangement or similar arrangement	$4,668	$3,669	$999		$61	$938
Derivatives not subject to master netting arrangement or similar arrangement	24	—	24		—	24
Exchange traded derivatives	547	362	185		—	185
Total derivative instrument assets	$5,239	$4,031	$1,208	[1]	$61	$1,147

Derivative instrument liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$4,642	$4,357	$285		$28	$257
Derivatives not subject to master netting arrangement or similar arrangement	115	—	115		—	115
Exchange traded derivatives	362	362	—		—	—
Total derivative instrument liabilities	$5,119	$4,719	$400	[2]	$28	$372

December 31, 2014
Derivative instrument assets:
Derivatives subject to master netting arrangement or similar arrangement	$5,127	$4,095	$1,032		$63	$969
Derivatives not subject to master netting arrangement or similar arrangement	25	—	25		—	25
Exchange traded derivatives	687	437	250		—	250
Total derivative instrument assets	$5,839	$4,532	$1,307	[1]	$63	$1,244

Derivative instrument liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$5,001	$4,678	$323		$12	$311
Derivatives not subject to master netting arrangement or similar arrangement	133	—	133		—	133
Exchange traded derivatives	443	437	6		—	6
Total derivative instrument liabilities	$5,577	$5,115	$462	[2]	$12	$450
1 At June 30, 2015, $1.2 billion, net of $411 million offsetting cash collateral, is recognized in trading assets and derivative instruments within the Company's Consolidated Balance Sheets.
At December 31, 2014, $1.3 billion, net of $449 million offsetting cash collateral, is recognized in trading assets and derivative instruments within the Company's Consolidated Balance Sheets.
2 At June 30, 2015, $400 million, net of $1.1 billion offsetting cash collateral, is recognized in trading liabilities and derivative instruments within the Company's Consolidated Balance Sheets. At December 31, 2014, $462 million, net of $1.0 billion offsetting cash collateral, is recognized in trading liabilities and derivative instruments within the Company's Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Unaudited), continued

Credit Derivative Instruments
As part of SunTrust's trading businesses, the Company enters into contracts that are, in form or substance, written guarantees: specifically, CDS, risk participations, and TRS. The Company accounts for these contracts as derivatives and, accordingly, records these contracts at fair value, with changes in fair value recognized in trading income in the Consolidated Statements of Income.
The Company writes CDS, which are agreements under which the Company receives premium payments from its counterparty for protection against an event of default of a reference asset. In the event of default under the CDS, the Company would either settle its obligation net cash or make a cash payment to its counterparty and take delivery of the defaulted reference asset, from which the Company may recover all, a portion, or none of the credit loss, depending on the performance of the reference asset. Events of default, as defined in the CDS agreements, are generally triggered upon the failure to pay and similar events related to the issuer(s) of the reference asset. When the Company has written CDS, all written CDS contracts reference single name corporate credits or corporate credit indices. The Company generally enters into offsetting CDS for the underlying reference asset, under which the Company pays a premium to its counterparty for protection against an event of default on the reference asset. The counterparties to these purchased CDS are generally of high creditworthiness and typically have ISDA master netting agreements in place that subject the CDS to master netting provisions, thereby mitigating the risk of non-payment to the Company. As such, at June 30, 2015, the Company did not have any material risk of making a non-recoverable payment on any written CDS. During 2015 and 2014, the only instances of default on written CDS were driven by credit indices with constituent credit default. In all cases where the Company made resulting cash payments to settle, the Company collected like amounts from the counterparties to the offsetting purchased CDS.
There are no written CDS outstanding at June 30, 2015. At December 31, 2014, the written CDS had remaining terms of four years. The fair values of written CDS were $1 million at December 31, 2014. The maximum guarantees outstanding at December 31, 2014, as measured by the gross notional amounts of written CDS, were $20 million, which represent the curtailment of mirror purchase CDS positions. At June 30, 2015 and December 31, 2014, the gross notional amounts of purchased CDS contracts, which protect the Company against default of a reference asset, were $279 million and $190 million, respectively. The fair values of purchased CDS were $5 million at both June 30, 2015 and December 31, 2014.
The Company has also entered into TRS contracts on loans. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same amount on the matched TRS. To mitigate its credit risk, the Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral if the fair value of the underlying reference assets deteriorates. There were $2.3 billion of outstanding TRS notional balances at both June 30, 2015 and December 31, 2014. The fair values of the TRS assets and liabilities at June 30, 2015 were $17 million and $13 million, respectively, and related collateral held at June 30, 2015 was $409 million. The fair values of the TRS assets and liabilities at December 31, 2014 were $19 million and $14 million, respectively, and related collateral held at December 31, 2014 was $373 million. For additional information on the Company's TRS contracts, see Note 8, "Certain Transfers of Financial Assets and Variable Interest Entities."
The Company writes risk participations, which are credit derivatives, whereby the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on a derivative, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative. The Company monitors its payment risk on its risk participations by monitoring the creditworthiness of the obligors, which is based on the normal credit review process the Company would have performed had it entered into a derivative directly with the obligors. The obligors are all corporations or partnerships. The Company continues to monitor the creditworthiness of the obligors and the likelihood of payment could change at any time due to unforeseen circumstances. To date, no material losses have been incurred related to the Company’s written risk participations. At June 30, 2015, the remaining terms for these risk participations generally ranged from zero to eight years, with a weighted average on the maximum estimated exposure of five years. The Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $35 million and $31 million at June 30, 2015 and December 31, 2014, respectively. The fair values of the written risk participations were immaterial at both June 30, 2015 and December 31, 2014. As part of its trading activities, the Company may enter into purchased risk participations to mitigate credit exposure to a derivative counterparty.

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
Interest rate swaps have been designated as hedging the exposure to the benchmark interest rate risk associated with floating rate loans. At June 30, 2015, the maturities for hedges of floating rate loans ranged from zero to five years, with the weighted average being 3.0 years. These hedges have been highly effective in offsetting the designated risks yielding an immaterial amount of ineffectiveness for the three and six months ended June 30, 2015 and 2014. At June 30, 2015, $239 million of the deferred net gains on derivative instruments that are recognized in AOCI are expected to be reclassified to net interest income over the next twelve months in connection with the recognition of interest income on these hedged items. The amount to be reclassified into income includes both active and

Notes to Consolidated Financial Statements (Unaudited), continued

terminated or de-designated cash flow hedges. The Company may choose to terminate or de-designate a hedging relationship in this program due to a change in the risk management objective for that specific hedge item, which may arise in conjunction with an overall balance sheet management strategy.
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

	June 30, 2015
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments [1]	Assets/Liabilities at Fair Value
Assets
Trading assets and derivative instruments:
U.S. Treasury securities	$556	$—	$—	$—	$556
Federal agency securities	—	560	—	—	560
U.S. states and political subdivisions	—	32	—	—	32
MBS - agency	—	612	—	—	612
CLO securities	—	2	—	—	2
Corporate and other debt securities	—	577	—	—	577
CP	—	165	—	—	165
Equity securities	58	—	—	—	58
Derivative instruments	548	4,667	24	(4,031)	1,208
Trading loans	—	2,668	—	—	2,668
Total trading assets and derivative instruments	1,162	9,283	24	(4,031)	6,438

Securities AFS:
U.S. Treasury securities	2,913	—	—	—	2,913
Federal agency securities	—	477	—	—	477
U.S. states and political subdivisions	—	179	5	—	184
MBS - agency	—	22,733	—	—	22,733
MBS - private	—	—	112	—	112
ABS	—	—	17	—	17
Corporate and other debt securities	—	34	3	—	37
Other equity securities [2]	58	—	582	—	640
Total securities AFS	2,971	23,423	719	—	27,113

Residential LHFS	—	1,864	2	—	1,866
LHFI	—	—	263	—	263
MSRs	—	—	1,393	—	1,393

Liabilities
Trading liabilities and derivative instruments:
U.S. Treasury securities	613	—	—	—	613
MBS - agency	—	1	—	—	1
Corporate and other debt securities	—	294	—	—	294
Derivative instruments	362	4,747	10	(4,719)	400
Total trading liabilities and derivative instruments	975	5,042	10	(4,719)	1,308

Long-term debt	—	1,263	—	—	1,263
Other liabilities [3]	—	—	23	—	23
1 Amounts represent offsetting cash collateral received from, and paid to, the same derivative counterparties, and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists.
2 Includes $58 million in mutual fund investments, $174 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, and $6 million of other.
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
2 Includes $138 million in mutual fund investments, $376 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, and $7 million of other.
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

(Dollars in millions)	Aggregate Fair Value at June 30, 2015	Aggregate UPB under FVO at June 30, 2015	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,668	$2,610	$58
LHFS	1,865	1,830	35
Nonaccrual	1	2	(1)
LHFI	261	274	(13)
Nonaccrual	2	3	(1)
Liabilities:
Long-term debt	1,263	1,176	87

(Dollars in millions)	Aggregate Fair Value at December 31, 2014	Aggregate UPB under FVO at December 31, 2014	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,610	$2,589	$21
LHFS	1,891	1,817	74
Nonaccrual	1	1	—
LHFI	269	281	(12)
Nonaccrual	3	5	(2)
Liabilities:
Long-term debt	1,283	1,176	107

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present the change in fair value during the three and six months ended June 30, 2015 and 2014 of financial instruments for which the FVO has been elected, as well as MSRs. The tables do not reflect the change in fair value attributable to the related economic hedges the Company uses to mitigate the market-related risks associated with the financial instruments. Generally, the changes in the fair value of economic hedges are recognized in trading income, mortgage production related income, or mortgage servicing related income, as appropriate, and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below. The Company’s economic hedging activities are deployed at both the instrument and portfolio level.

	Fair Value (Loss)/Gain for the Three Months Ended June 30, 2015 for Items Measured at Fair Value Pursuant to Election of the FVO				Fair Value Gain/(Loss) for the Six Months Ended June 30, 2015 for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current Period Earnings [2]	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current Period Earnings [2]
Assets:
Trading loans	($2)	$—	$—	($2)	$2	$—	$—	$2
LHFS	—	(24)	—	(24)	—	(12)	—	(12)
LHFI	—	—	—	—	—	2	—	2
MSRs	—	—	89	89	—	1	(37)	(36)
Liabilities:
Long-term debt	18	—	—	18	19	—	—	19
1 Income related to LHFS does not include income from IRLCs. For the three and six months ended June 30, 2015, income related to MSRs includes income recognized upon the sale of loans reported at LOCOM.
2 Changes in fair value for the three and six months ended June 30, 2015 exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, LHFI, and long-term debt that have been elected to be measured at fair value are recognized in interest income or interest expense in the Consolidated Statements of Income.

	Fair Value Gain/(Loss) for the Three Months Ended June 30, 2014 for Items Measured at Fair Value Pursuant to Election of the FVO				Fair Value Gain/(Loss) for the Six Months Ended June 30, 2014 for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current Period Earnings [2]	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current Period Earnings [2]
Assets:
Trading loans	$3	$—	$—	$3	$9	$—	$—	$9
LHFS	—	15	—	15	—	14	—	14
LHFI	—	4	—	4	—	8	—	8
MSRs	—	2	(104)	(102)	—	2	(185)	(183)
Liabilities:
Brokered time deposits	2	—	—	2	5	—	—	5
Long-term debt	5	—	—	5	(3)	—	—	(3)
1 Income related to LHFS does not include income from IRLCs. For the three and six months ended June 30, 2014, income related to MSRs includes income recognized upon the sale of loans reported at LOCOM.
2 Changes in fair value for the three and six months ended June 30, 2014 exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, LHFI, brokered time deposits, and long-term debt that have been elected to be measured at fair value are recognized in interest income or interest expense in the Consolidated Statements of Income.

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
U.S. states and political subdivisions
The Company’s investments in U.S. states and political subdivisions (collectively “municipals”) include obligations of county and municipal authorities and agency bonds, which are general obligations of the municipality or are supported by a specified revenue source. Holdings were geographically dispersed, with no significant concentrations in any one state or municipality. Additionally, all AFS municipal obligations classified as level 2 are highly rated or are otherwise collateralized by securities backed by the full faith and credit of the federal government.
Level 3 AFS municipal securities at June 30, 2015 and December 31, 2014 includes bonds that are only redeemable with the issuer at par and cannot be traded in the market. As such, no significant observable market data for these instruments is available; therefore these securities are priced at par.

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

Asset-Backed Securities
ABS classified as securities AFS includes purchased interests in third party securitizations collateralized by home equity loans and are valued based on third party pricing with significant unobservable assumptions; thus, they are classified as level 3.
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
Equity securities
Equity securities classified as securities AFS include FHLB of Atlanta stock and Federal Reserve Bank of Atlanta stock, which are redeemable with the issuer at cost and cannot be traded in the market. As such, observable market data for these instruments is not available and they are classified as level 3. The Company accounts for the stock based on industry guidance that requires these investments be carried at cost and evaluated for impairment based on the ultimate recovery of cost.

Derivative instruments
The Company holds derivative instruments for both trading and risk management purposes.
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

Notes to Consolidated Financial Statements (Unaudited), continued

The Company's derivative instruments classified as level 2 are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. To this end, the Company has evaluated liquidity premiums required by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and its counterparties, its net exposures, and remaining maturities in determining the appropriate fair value adjustments to record. See Note 13, “Derivative Financial Instruments,” for additional information on the Company's derivative instruments.
The Company's derivative instruments classified as level 3 include IRLCs that satisfy the criteria to be treated as derivative financial instruments. The fair value of IRLCs on residential LHFS, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on the Company’s historical data and reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. As pull-through rates increase, the fair value of IRLCs also increases. Servicing value is included in the fair value of IRLCs, and the fair value of servicing is determined by projecting cash flows, which are then discounted to estimate an expected fair value. The fair value of servicing is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. Because these inputs are not transparent in market trades, IRLCs are considered to be level 3 assets. During the three and six months ended June 30, 2015, the Company transferred $37 million and $97 million, respectively, of net IRLCs out of level 3 as the associated loans were closed. During the three and six months ended June 30, 2014 the Company transferred $60 million and $118 million, respectively, of net IRLCs out of level 3 as the associated loans were closed.

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
The loans made in connection with the Company’s TRS business are short-term, senior demand loans that are collateralized by cash. While these loans do not trade in the market, the Company believes that the par amount of the loans approximates fair value and no unobservable assumptions are used by the Company to value these loans. At both June 30, 2015 and December 31, 2014, the Company had outstanding $2.3 billion of such short-term loans measured at fair value.

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
The loans from the Company’s sales and trading business are commercial and corporate leveraged loans that are either traded in the market or for which similar loans trade. The Company elected to measure these loans at fair value since they are actively traded. For the three and six months ended June 30, 2015, the Company recognized an immaterial amount of losses in the Consolidated Statements of Income due to changes in fair value attributable to instrument-specific credit risk. For the three and six months ended June 30, 2014, the Company recognized an immaterial amount of gains in the Consolidated Statements of Income due to changes in fair value attributable to instrument-specific credit risk. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the Company does not believe that trading activity qualifies the loans as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded. At June 30, 2015 and December 31, 2014, $312 million and $284 million, respectively, of loans related to the Company’s trading business were held in inventory.

Loans Held for Sale and Loans Held for Investment
Residential LHFS
The Company values certain newly-originated mortgage LHFS predominantly at fair value based upon defined product criteria. The Company chooses to fair value these mortgage LHFS to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. Origination fees are recognized within mortgage production related income in the Consolidated Statements of Income when earned at the time of closing. The servicing value is included in the fair value of the loan and initially recognized at the time the Company enters into IRLCs with borrowers. The Company uses derivative instruments to economically hedge changes in interest rates and servicing value in the fair value of the loan. The mark-to-market adjustments related to LHFS and the associated economic hedges are captured in mortgage production related income.
LHFS classified as level 2 are primarily agency loans which trade in active secondary markets and are priced using current market pricing for similar securities, adjusted for servicing, interest rate risk, and credit risk. Non-agency residential mortgages are also included in level 2 LHFS. Transfers of certain mortgage LHFS into level 3 during the three and six months ended June 30, 2015 and 2014 were largely due to borrower defaults or the identification of other loan defects impacting the marketability of the loans.
For residential loans that the Company has elected to measure at fair value, the Company considers the component of the fair value changes due to instrument-specific credit risk,

Notes to Consolidated Financial Statements (Unaudited), continued

which is intended to be an approximation of the fair value change attributable to changes in borrower-specific credit risk. For the three and six months ended June 30, 2015, the Company recognized an immaterial amount of losses in the Consolidated Statements of Income due to changes in fair value attributable to borrower-specific credit risk. For the three and six months ended June 30, 2014, the Company recognized an immaterial amount of gains in the Consolidated Statements of Income due to changes in fair value attributable to borrower-specific credit risk. In addition to borrower-specific credit risk, there are other, more significant, variables that drive changes in the fair values of the loans, including interest rates and general conditions in the markets for the loans.
LHFI
LHFI classified as level 3 includes predominantly mortgage loans that are not marketable, largely due to the identification of loan defects. The Company values these loans using a discounted cash flow approach based on assumptions that are generally not observable in current markets, such as prepayment speeds, default rates, loss severity rates, and discount rates. These assumptions have an inverse relationship to the overall fair value. Level 3 LHFI also includes mortgage loans that are valued using collateral based pricing. Changes in the applicable housing price index since the time of the loan origination are considered and applied to the loan's collateral value. An additional discount representing the return that a buyer would require is also considered in the overall fair value.
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
During the second quarter of 2009, in connection with its sale of Visa Class B shares, the Company entered into a derivative contract whereby the ultimate cash payments received or paid, if any, under the contract are based on the ultimate resolution of litigation involving Visa. The value of the derivative was estimated based on the Company’s expectations regarding the ultimate resolution of that litigation, which involved a high degree of judgment and subjectivity. Accordingly, the value of the related derivative liability is classified as a level 3 instrument. See Note 12, "Guarantees," for a discussion of the valuation assumptions.
Long-term debt
The Company has elected to measure at fair value certain fixed rate debt issuances of public debt which are valued by obtaining price indications from a third party pricing service and utilizing broker quotes to corroborate the reasonableness of those marks. Additionally, information from market data of recent observable trades and indications from buy side investors, if available, are taken into consideration as additional support for the value. Due to the availability of this information, the Company determined that the appropriate classification for the debt is level 2. The election to fair value the debt was made to align the accounting for the debt with the accounting for offsetting derivative positions without having to apply hedge accounting, thus avoiding the complex and time consuming fair value hedge accounting requirements.
The Company’s public debt measured at fair value impacts earnings predominantly through changes in the Company’s credit spreads as the Company has entered into derivative financial instruments that economically convert the interest rate on the debt from a fixed to a floating rate. The estimated earnings impact from changes in credit spreads above U.S. Treasury rates resulted in an immaterial amount of gains and losses for the three and six months ended June 30, 2015, respectively, and losses of $11 million and $27 million for the three and six months ended June 30, 2014, respectively.

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

Notes to Consolidated Financial Statements (Unaudited), continued

The valuation technique and range, including weighted average, of the unobservable inputs associated with the Company's level 3 assets and liabilities are as follows:

	Level 3 Significant Unobservable Input Assumptions
(Dollars in millions)	Fair value June 30, 2015	Valuation Technique	Unobservable Input [1]	Range (weighted average)
Assets
Trading assets and derivative instruments:
Derivative instruments, net [2]	$14	Internal model	Pull through rate	40-100% (76%)
			MSR value	34-220 bps (119 bps)
Securities AFS:
U.S. states and political subdivisions	5	Cost	N/A
MBS - private	112	Third party pricing	N/A
ABS	17	Third party pricing	N/A
Corporate and other debt securities	3	Cost	N/A
Other equity securities	582	Cost	N/A
Residential LHFS	2	Monte Carlo/Discounted cash flow	Option adjusted spread	143-162 bps (151 bps)
			Conditional prepayment rate	2-25 CPR (14 CPR)
			Conditional default rate	0-2 CDR (0.50 CDR)
LHFI	261	Monte Carlo/Discounted cash flow	Option adjusted spread	0-450 bps (275 bps)
			Conditional prepayment rate	5-35 CPR (12 CPR)
			Conditional default rate	0-5 CDR (1.75 CDR)
	2	Collateral based pricing	Appraised value	NM [4]
MSRs	1,393	Monte Carlo/Discounted cash flow	Conditional prepayment rate	1-21 CPR (9 CPR)
			Option adjusted spread	(4)-105% (9%)
Liabilities
Other liabilities [3]	23	Internal model	Loan production volume	0-150% (150%)
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
4 Not meaningful.

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (other than servicing rights which are disclosed in Note 7, “Goodwill and Other Intangible Assets”). Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. None of the transfers into or out of level 3 have been the result of using alternative valuation approaches to estimate fair values. There were no transfers between level 1 and 2 during the three and six months ended June 30, 2015 and 2014.

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance April 1, 2015	Included in earnings		OCI	Purchases	Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value June 30, 2015	Included in earnings (held at June 30, 2015) [1]
Assets
Trading assets:
Derivative instruments, net	$37	$12	[2]	$—	$—	$—	$1	($36)	$—	$—	$14	$—
Securities AFS:
U.S. states and political subdivisions	6	—		—	—	—	(1)	—	—	—	5	—
MBS - private	119	—		—	—	—	(7)	—	—	—	112	—
ABS	21	—		—	—	—	(4)	—	—	—	17	—
Corporate and other debt securities	5	—		—	—	—	(2)	—	—	—	3	—
Other equity securities	616	—		—	83	—	(117)	—	—	—	582	—
Total securities AFS	767	—		—	83	—	(131)	—	—	—	719	—

Residential LHFS	4	—		—	—	(6)	—	(1)	5	—	2	—
LHFI	268	(3)	[3]	—	—	—	(15)	(1)	14	—	263	(4)	[3]
Liabilities
Other liabilities	21	2	[4]	—	—	—	—	—	—	—	23	2	[4]

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance January 1, 2015	Included in earnings		OCI		Purchases	Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value June 30, 2015	Included in earnings (held at June 30, 2015) [1]
Assets
Trading assets:
Derivative instruments, net	$20	$89	[2]	$—		$—	$—	$1	($96)	$—	$—	$14	($4)	[2]
Securities AFS:
U.S. states and political subdivisions	12	—		—		—	—	(7)	—	—	—	5	—
MBS - private	123	—		1		—	—	(12)	—	—	—	112	—
ABS	21	—		—		—	—	(4)	—	—	—	17	—
Corporate and other debt securities	5	—		—		—	—	(2)	—	—	—	3	—
Other equity securities	785	—		—		104	—	(307)	—	—	—	582	—
Total securities AFS	946	—		1	[5]	104	—	(332)	—	—	—	719	—

Residential LHFS	1	—		—		—	(9)	—	(1)	11	—	2	—
LHFI	272	—		—		—	—	(24)	(1)	16	—	263	(2)	[3]
Liabilities
Other liabilities	27	6	[4]	—		—	—	(10)	—	—	—	23	6	[4]
1 Change in unrealized gains/(losses) included in earnings during the period related to financial assets/liabilities still held at June 30, 2015.
2 Includes issuances, fair value changes, and expirations and are recognized in mortgage production related income.
3 Amounts are generally included in mortgage production related income; however, the mark on certain fair value loans is included in trading income.
4 Amounts included in earnings are recognized in other noninterest expense.
5 Amount recognized in OCI is included in change in net unrealized (losses)/gains on securities AFS, net of tax.

Notes to Consolidated Financial Statements (Unaudited), continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance April 1, 2014	Included in earnings		OCI		Purchases	Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value June 30, 2014	Included in earnings (held at June 30, 2014) [1]
Assets
Trading assets:
Derivative instruments, net	$11	$72	[2]	$—		$—	$—	($2)	($60)	$—	$—	$21	($6)	[2]
Securities AFS:
U.S. states and political subdivisions	13	—		(1)		—	—	—	—	—	—	12	—
MBS - private	149	—		2		—	—	(11)	—	—	—	140	—
ABS	21	—		1		—	—	—	—	—	—	22	—
Corporate and other debt securities	5	—		—		—	—	—	—	—	—	5	—
Other equity securities	712	—		—		135	—	(68)	—	—	—	779	—
Total securities AFS	900	—		2	[5]	135	—	(79)	—	—	—	958	—

Residential LHFS	2	—		—		—	(2)	—	(2)	6	(1)	3	—
LHFI	299	4	[6]	—		—	—	(12)	1	—	—	292	2	[6]
Liabilities
Other liabilities	26	1	[7]	—		—	—	—	—	—	—	27	1	[7]

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance January 1, 2014	Included in earnings		OCI		Purchases	Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value June 30, 2014	Included in earnings (held at June 30, 2014) [1]
Assets
Trading assets:
CDO/CLO securities	$54	$11	[3]	$—		$—	($65)	$—	$—	$—	$—	$—	$—
ABS	6	1	[3]	—		—	(7)	—	—	—	—	—	—
Derivative instruments, net	8	133	[2]	—		—	—	1	(121)	—	—	21	(6)	[2]
Total trading assets	68	145		—		—	(72)	1	(121)	—	—	21	(6)
Securities AFS:
U.S. states and political subdivisions	34	(2)		—		—	(20)	—	—	—	—	12	—
MBS - private	154	—		5		—	—	(19)	—	—	—	140	—
ABS	21	—		1		—	—	—	—	—	—	22	—
Corporate and other debt securities	5	—		—		—	—	—	—	—	—	5	—
Other equity securities	739	—		—		135	—	(95)	—	—	—	779	—
Total securities AFS	953	(2)	[4]	6	[5]	135	(20)	(114)	—	—	—	958	—

Residential LHFS	3	—		—		—	(4)	—	(6)	11	(1)	3	—
LHFI	302	8	[6]	—		—	—	(23)	5	—	—	292	5	[6]
Liabilities
Other liabilities	29	1	[7]	—		—	—	—	(3)	—	—	27	1	[7]
1 Change in unrealized gains/(losses) included in earnings for the period related to financial assets/liabilities still held at June 30, 2014.
2 Includes issuances, fair value changes, and expirations and are recognized in mortgage production related income.
3 Amounts included in earnings are recognized in trading income.
4 Amounts included in earnings are recognized in net securities gains/(losses).
5 Amounts recognized in OCI are included in change in net unrealized (losses)/gains on securities AFS, net of tax.
6 Amounts are generally included in mortgage production related income; however, the mark on certain fair value loans is included in trading income.
7 Amounts included in earnings are recognized in other noninterest expense.

Notes to Consolidated Financial Statements (Unaudited), continued

Non-recurring Fair Value Measurements
The following tables present losses recognized on assets still held at period end and measured at fair value on a non-recurring basis for the three and six months ended June 30, 2015 and for the year ended December 31, 2014. Adjustments to fair value generally result from the application of LOCOM or through write-downs of individual assets. The tables do not reflect changes in fair value attributable to economic hedges the Company may have used to mitigate interest rate risk associated with LHFS and MSRs.

		Fair Value Measurements			Losses for the Three Months Ended June 30, 2015	Losses for the Six Months Ended June 30, 2015
(Dollars in millions)	June 30, 2015	Level 1	Level 2	Level 3
LHFS	$97	$—	$97	$—	$—	$—
LHFI	11	—	—	11	—	—
OREO	13	—	1	12	(2)	(3)
Other assets	47	—	41	6	(7)	(7)

		Fair Value Measurements			Losses for the Year Ended December 31, 2014
(Dollars in millions)	December 31, 2014	Level 1	Level 2	Level 3
LHFS	$1,108	$121	$45	$942	($6)
LHFI	24	—	—	24	—
OREO	29	—	1	28	(6)
Affordable housing	77	—	—	77	(21)
Other assets	225	—	216	9	(64)
Discussed below are the valuation techniques and inputs used in developing fair value measurements for assets measured at fair value on a non-recurring basis and classified as level 1, 2, and/or 3.
Loans Held for Sale
At June 30, 2015, LHFS classified as level 2 consisted of residential mortgage NPLs transferred to LHFS during the second quarter of 2015 as the Company elected to actively market these loans for sale. There were no gains or losses during the three and six months ended June 30, 2015 as the $11 million in second quarter charge-offs related to these loans were recognized as a component of the ALLL. These transferred loans were predominantly reported at amortized cost prior to transferring to LHFS; however, a portion of the NPLs were carried at fair value.
At December 31, 2014, LHFS classified as level 1 consisted of commercial and industrial loans for which pricing is readily available, and level 2 assets consisted primarily of agency and non-agency residential mortgages, which were measured using observable collateral valuations, and corporate loans, all of which are accounted for at LOCOM. Level 3 assets at December 31, 2014 consisted primarily of indirect auto loans and tax-exempt municipal leases that incurred non-recurring fair value adjustments upon being transferred to LHFS, as the Company elected to actively market these loans for sale. These loans were valued consistent with the methodology discussed in the Recurring Fair Value Measurements section of this footnote.

Loans Held for Investment
At June 30, 2015 and December 31, 2014, LHFI consisted primarily of consumer and residential real estate loans discharged in Chapter 7 bankruptcy that had not been reaffirmed by the borrower, as well as nonperforming CRE loans for which specific reserves had been recognized. As these loans have been classified as nonperforming, cash proceeds from the sale of the underlying collateral is the expected source of repayment for a majority of these loans. Accordingly, the fair value of these loans is derived from the estimated fair value of the underlying collateral, incorporating market data if available. There were no gains or losses during the three and six months ended June 30, 2015 or the year ended December 31, 2014, as the charge-offs related to these loans are a component of the ALLL. Due to the lack of market data for similar assets, all of these loans are considered level 3.

OREO
OREO is measured at the lower of cost, or fair value less costs to sell. OREO classified as level 2 consists primarily of residential homes, commercial properties, and vacant lots and land for which binding purchase agreements exist. OREO classified as level 3 consists primarily of residential homes, commercial properties, and vacant lots and land for which initial valuations are based on property-specific appraisals, broker pricing opinions, or other available market information. Updated value estimates are received regularly on level 3 OREO.

Affordable Housing
The Company evaluates its consolidated affordable housing properties for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is recognized if the carrying amount of the property exceeds its fair value. During the three and six months ended June 30, 2015, the Company did not recognize impairment on any of its affordable housing properties. During the first quarter of 2014, the Company decided to actively market for sale certain consolidated affordable housing properties, and

Notes to Consolidated Financial Statements (Unaudited), continued

accordingly, recognized an initial impairment charge of $36 million to adjust the carrying values of these properties to their estimated net realizable values, which were obtained from a third party broker opinion and were considered level 3. Subsequently during 2014, the Company recognized recoveries of $15 million on these affordable housing properties as a result of increased estimated net realizable values. Additionally, the Company recognized $1 million and $19 million in recoveries during the three and six months ended June 30, 2015, respectively, on the sale of legacy affordable housing investments that had previously incurred carrying value adjustments in 2014.

Other Assets
Other assets consist of other repossessed assets, assets under operating leases where the Company is the lessor, land held for sale, and equity method investments.
Other repossessed assets consist of repossessed personal property that is measured at fair value less cost to sell. These assets are considered level 3 as their fair value is determined based on a variety of subjective unobservable factors. There were no losses recognized by the Company on other repossessed assets during the three and six months ended June 30, 2015 or the year ended December 31, 2014, as the impairment charges on repossessed personal property are a component of the ALLL.

The Company monitors the fair value of assets under operating leases where the Company is the lessor and recognizes impairment on the leased asset to the extent the carrying value is not recoverable and the fair value is less than its carrying value. Fair value is determined using collateral specific pricing digests, external appraisals, broker opinions, recent sales data from industry equipment dealers, and the discounted cash flows derived from the underlying lease agreement. As market data for similar assets and lease arrangements is available and used in the valuation, these assets are considered level 2. During both the three and six months ended June 30, 2015 the Company recognized impairment charges of $6 million attributable to the fair value of various personal property under operating leases. During the year ended December 31, 2014, the Company recognized impairment charges of $59 million attributable to the fair value of various personal property under operating leases.
Land held for sale is recorded at the lesser of carrying value or fair value less cost to sell. Land held for sale is considered level 2 as its fair value is determined based on market comparables and broker opinions. The Company recognized $1 million in impairment charges on land held for sale during the three and six months ended June 30, 2015. The Company recognized $5 million in impairment charges on land held for sale during the year ended December 31, 2014.

Fair Value of Financial Instruments
The measured amounts and fair values of the Company’s financial instruments are as follows:

	June 30, 2015		Fair Value Measurements
(Dollars in millions)	Measured Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$7,288	$7,288	$7,288	$—	$—	(a)
Trading assets and derivative instruments	6,438	6,438	1,162	5,252	24	(b)
Securities AFS	27,113	27,113	2,971	23,423	719	(b)
LHFS	2,457	2,460	—	2,458	2	(c)
LHFI, net	130,704	126,690	—	436	126,254	(d)
Financial liabilities:
Deposits	144,937	144,896	—	144,896	—	(e)
Short-term borrowings	6,117	6,117	—	6,117	—	(f)
Long-term debt	10,109	10,103	—	9,576	527	(f)
Trading liabilities and derivative instruments	1,308	1,308	975	323	10	(b)

	December 31, 2014		Fair Value Measurements
(Dollars in millions)	Measured Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$8,229	$8,229	$8,229	$—	$—	(a)
Trading assets and derivative instruments	6,202	6,202	1,000	5,177	25	(b)
Securities AFS	26,770	26,770	2,059	23,765	946	(b)
LHFS	3,232	3,240	—	2,063	1,177	(c)
LHFI, net	131,175	126,855	—	545	126,310	(d)
Financial liabilities:
Deposits	140,567	140,562	—	140,562	—	(e)
Short-term borrowings	9,186	9,186	—	9,186	—	(f)
Long-term debt	13,022	13,056	—	12,398	658	(f)
Trading liabilities and derivative instruments	1,227	1,227	929	293	5	(b)

Notes to Consolidated Financial Statements (Unaudited), continued

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

(a)	Cash and cash equivalents are valued at their carrying amounts, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments.

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

Generally, the Company measures fair value for LHFI based on estimated future discounted cash flows using current origination rates for loans with similar terms and credit quality, which derived an estimated value of 100% on the loan portfolio’s net carrying value at both June 30, 2015 and December 31, 2014. The value derived from origination rates likely does not represent an exit price; therefore, an incremental market risk and liquidity discount was applied when estimating the fair value of these loans. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans.

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

Unfunded loan commitments and letters of credit are not included in the table above. At June 30, 2015 and December 31, 2014, the Company had $60.8 billion and $56.5 billion, respectively, of unfunded commercial loan commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related unfunded commitments reserve, which was a combined $56 million and $59 million at June 30, 2015 and December 31, 2014, respectively. No active trading market exists for these instruments, and the estimated fair value does not include any value associated with the borrower relationship. The Company does not estimate the fair values of consumer unfunded lending commitments which can generally be canceled by providing notice to the borrower.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 15 – CONTINGENCIES
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries are parties to numerous civil claims and lawsuits and subject to regulatory examinations, investigations, and requests for information. Some of these matters involve claims for substantial amounts. The Company’s experience has shown that the damages alleged by plaintiffs or claimants are often overstated, based on unsubstantiated legal theories, unsupported by facts, and/or bear no relation to the ultimate award that a court might grant. Additionally, the outcome of litigation and regulatory matters and the timing of ultimate resolution are inherently difficult to predict. These factors make it difficult for the Company to provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. However, on a case-by-case basis, reserves are established for those legal claims in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company's financial statements at June 30, 2015 reflect the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved.
For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of related reserves, if any. Management currently estimates these losses to range from $0 to approximately $170 million. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information available at June 30, 2015. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure. Based on current knowledge, it is the opinion of management that liabilities arising from legal claims in excess of the amounts currently reserved, if any, will not have a material impact on the Company’s financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s financial condition, results of operations, or cash flows for any given reporting period.
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

Lehman Brothers Holdings, Inc. Litigation
Beginning in October 2008, STRH, along with other underwriters and individuals, were named as defendants in several individual and putative class action complaints filed in the U.S. District Court for the Southern District of New York and state and federal courts in Arkansas, California, Texas, and Washington. Plaintiffs alleged violations of Sections 11 and 12 of the Securities Act of 1933 and/or state law for allegedly false and misleading disclosures in connection with various debt and preferred stock offerings of Lehman Brothers Holdings, Inc. ("Lehman Brothers") and sought unspecified damages. All cases were transferred for coordination to the multi-district litigation captioned In re Lehman Brothers Equity/Debt Securities Litigation pending in the U.S. District Court for the Southern District of New York. Defendants filed a motion to dismiss all claims asserted in the class action. On July 27, 2011, the District Court granted in part and denied in part the motion to dismiss the claims against STRH and the other underwriter defendants in the class action. A settlement with the class plaintiffs was approved by the Court and the class settlement approval process was completed. A number of individual lawsuits and smaller putative class actions remained following the class settlement. STRH settled two such individual actions. The other individual lawsuits were dismissed. In two of such dismissed individual actions, the plaintiffs were unable to appeal the dismissals of their claims until their claims against a third party were resolved. In one of these individual actions, the plaintiffs have filed a notice of appeal to the Second Circuit Court of Appeals. In the other remaining action, it is unclear whether the plaintiffs will file a notice of appeal.

Colonial BancGroup Securities Litigation
Beginning in July 2009, STRH, certain other underwriters, the Colonial BancGroup, Inc. (“Colonial BancGroup”) and certain officers and directors of Colonial BancGroup were named as defendants in a putative class action filed in the U.S. District Court for the Middle District of Alabama entitled In re Colonial BancGroup, Inc. Securities Litigation. The complaint was brought by purchasers of certain debt and equity securities of Colonial BancGroup and seeks unspecified damages. Plaintiffs allege violations of Sections 11 and 12 of the Securities Act of 1933 due to allegedly false and misleading disclosures in the relevant registration statement and prospectus relating to Colonial BancGroup’s goodwill impairment, mortgage underwriting standards, and credit quality. On February 3, 2015, the parties agreed to a settlement of this matter which was preliminarily approved by the Court on March 13, 2015 and finally approved on June 19, 2015.

Bickerstaff v. SunTrust Bank
This case was filed in the Fulton County State Court on July 12, 2010, and an amended complaint was filed on August 9, 2010. Plaintiff asserts that all overdraft fees charged to his account which related to debit card and ATM transactions are actually interest charges and therefore subject to the usury laws of Georgia. Plaintiff has brought claims for violations of civil and criminal usury laws, conversion, and money had and received,

Notes to Consolidated Financial Statements (Unaudited), continued

and purports to bring the action on behalf of all Georgia citizens who incurred such overdraft fees within the four years before the complaint was filed where the overdraft fee resulted in an interest rate being charged in excess of the usury rate. SunTrust filed a motion to compel arbitration and on March 16, 2012, the Court entered an order holding that SunTrust's arbitration provision is enforceable but that the named plaintiff in the case had opted out of that provision pursuant to its terms. The Court explicitly stated that it was not ruling at that time on the question of whether the named plaintiff could have opted out for the putative class members. SunTrust filed an appeal of this decision, but this appeal was dismissed based on a finding that the appeal was prematurely granted. On April 8, 2013, the plaintiff filed a motion for class certification and that motion was denied on February 19, 2014. Plaintiff appealed the denial of class certification on February 26, 2014. On March 30, 2015, this appeal was denied by the Georgia Court of Appeals. Plaintiff filed a petition for certiorari with the Georgia Supreme Court on May 4, 2015.
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
On April 14, 2011, the U.S. Court of Appeals for the Eleventh Circuit (“the Circuit Court”) granted defendants and plaintiffs permission to pursue interlocutory review in separate appeals. The Circuit Court subsequently stayed these appeals pending decision of a separate appeal involving The Home Depot in which substantially similar issues are presented. On May 8, 2012, the Circuit Court decided this appeal in favor of The Home Depot. On March 5, 2013, the Circuit Court issued an order remanding the case to the District Court for further proceedings in light of its decision in The Home Depot case. On September 26, 2013, the District Court granted the defendants' motion to dismiss plaintiffs' claims. Plaintiffs filed an appeal of this decision in the Circuit Court. Subsequent to the filing of this appeal, the U.S. Supreme Court decided Fifth Third Bancorp v. Dudenhoeffer, which held that employee stock ownership plan fiduciaries receive no presumption of prudence with respect to employer stock plans. The Eleventh Circuit remanded the case back to the District Court for further proceedings in light of Dudenhoeffer. On June 18, 2015, the Court entered an order granting in part and denying in part the Company’s motion to dismiss.

Mutual Funds Class Actions
On March 11, 2011, the Company and certain officers, directors, and employees of the Company were named in a putative class action alleging that they breached their fiduciary duties under ERISA by offering certain STI Classic Mutual Funds as investment options in the Plan. The plaintiffs purport to represent all current and former Plan participants who held the STI Classic Mutual Funds in their Plan accounts from April 2002 through December 2010 and seek to recover alleged losses these Plan participants supposedly incurred as a result of their investment in the STI Classic Mutual Funds. This action is pending in the U.S. District Court for the Northern District of Georgia, Atlanta Division (the “District Court”). On June 6, 2011, plaintiffs filed an amended complaint, and, on June 20, 2011, defendants filed a motion to dismiss the amended complaint. On March 12, 2012, the Court granted in part and denied in part the motion to dismiss. The Company filed a subsequent motion to dismiss the remainder of the case on the ground that the Court lacked subject matter jurisdiction over the remaining claims. On October 30, 2012, the Court dismissed all claims in this action. Immediately thereafter, plaintiffs' counsel initiated a substantially similar lawsuit against the Company naming two new plaintiffs and also filed an appeal of the dismissal with the U.S. Court of Appeals for the Eleventh Circuit. SunTrust filed a motion to dismiss in the new action and this motion was granted. On February 26, 2014, the U.S. Court of Appeals for the Eleventh Circuit upheld the District Court's dismissal. On March 18, 2014, the plaintiffs' counsel filed a motion for reconsideration with the Eleventh Circuit. On August 26, 2014, plaintiffs in the original action filed a Motion for Consolidation of Appeals requesting that the Court consider this appeal jointly with the appeal in the second action. This motion was granted on October 9, 2014 and plaintiffs filed their consolidated appeal on December 16, 2014.
On June 27, 2014, the Company and certain current and former officers, directors, and employees of the Company were named in another putative class action alleging breach of fiduciary duties associated with the inclusion of STI Classic Mutual Funds as investment options in the Plan. This case, Brown, et al. v. SunTrust Banks, Inc., et al., was filed in the U.S. District Court for the District of Columbia. On September 3, 2014, the U.S. District Court for the District of Columbia issued an order transferring the case to the U.S. District Court for the Northern District of Georgia. On November 12, 2014, the Court granted plaintiffs’ motion to stay this case until the U.S. Supreme Court issues a decision in Tibble v. Eidson International. On May 18, 2015, the U.S. Supreme Court decided Tibble and held that plan fiduciaries have a duty, separate and apart from investment selection, to monitor and remove imprudent investments. After Tibble, the cases pending on appeal were remanded to the District Court.

Intellectual Ventures II v. SunTrust Banks, Inc. and SunTrust Bank
This action was filed in the U.S. District Court for the Northern District of Georgia on July 24, 2013. Plaintiff alleges that SunTrust violates one or more of several patents held by plaintiff in connection with SunTrust’s provision of online banking

Notes to Consolidated Financial Statements (Unaudited), continued

services and other systems and services. Plaintiff seeks damages for alleged patent infringement of an unspecified amount, as well as attorney’s fees and expenses. The matter was stayed on October 7, 2014 pending inter partes review of a number of the claims asserted against SunTrust.

Consent Order with the Federal Reserve
On April 13, 2011, SunTrust, SunTrust Bank, and STM entered into a Consent Order with the FRB in which SunTrust, SunTrust Bank, and STM agreed to strengthen oversight of, and improve risk management, internal audit, and compliance programs concerning the residential mortgage loan servicing, loss mitigation, and foreclosure activities of STM. SunTrust continues its engagement with the FRB to demonstrate compliance with its commitments under the Consent Order.
On July 25, 2014, the FRB imposed a $160 million civil money penalty as a result of the FRB’s review of the Company’s residential mortgage loan servicing and foreclosure processing practices that preceded the Consent Order. The Company expects to satisfy the entirety of this assessed penalty by providing consumer relief and certain cash payments as contemplated by the settlement with the U.S. and the States Attorneys' General regarding certain mortgage servicing claims, discussed below at “United States Mortgage Servicing Settlement.”
United States Mortgage Servicing Settlement
In the second quarter of 2014, STM and the U.S., through the DOJ, HUD, and Attorneys General for several states reached a final settlement agreement related to the National Mortgage Servicing Settlement. The settlement agreement became effective on September 30, 2014 when the court entered the Consent Judgment. Pursuant to the settlements, STM made $50 million in cash payments and committed to provide $500 million of consumer relief by the fourth quarter of 2017 and to implement certain mortgage servicing standards. Even with the settlements, the Company faces the risk of being unable to meet certain consumer relief commitments, which could result in increased costs to resolve this matter. The Company does not expect the consumer relief efforts or implementation of certain servicing standards associated with the settlements to have a material impact on its future financial results.

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

Mortgage Modification Investigation
In the third quarter of 2014, STM resolved claims by the United States Attorney’s Office for the Western District of Virginia and the Office of the Special Inspector General for the Troubled Asset Relief Program relating to STM's administration of HAMP. Pursuant to the settlement, SunTrust paid $46 million, including $20 million to fund housing counseling for homeowners, $10 million in restitution to Fannie Mae and Freddie Mac, and $16 million to the U.S. Treasury, and transferred its minimum consumer remediation obligation of $179 million (which may increase to a maximum of $274 million) to the required deposit account to be controlled by a third party claims administrator. STM continues to cooperate with the government and the claims administrator regarding administration of the consumer remediation payment process, which currently is expected to resolve in early 2016. The Company incurred a $204 million pre-tax charge in the second quarter of 2014 in connection with this matter, which includes its estimate of the consumer remediation obligation.

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

SunTrust Mortgage Lender Placed Insurance Class Actions
STM was named in four putative class actions similar to those that other financial institutions are facing which allege that STM violated various duties by failing to properly negotiate pricing for force placed insurance and by receiving kickbacks or other improper benefits from the providers of such insurance. Three of the cases involve activity relating to STM’s relationship with QBE First Specialty as STM’s lender placed insurance vendor. The first case, Timothy Smith v. SunTrust Mortgage, Inc. et al., was pending in the United States District Court for the Central District of California. The second case, Carina Hamilton v. SunTrust Mortgage, Inc. et al., is pending in the U.S. District Court for the Southern District of Florida. The third case, Yaghoub Mahdavieh et al. v. SunTrust Mortgage, Inc. et al., was filed in the U.S. District Court for the Northern District of Georgia. STM has entered into an agreement to settle these cases in the context of a nationwide settlement class, which was approved by the Court on October 24, 2014. The plaintiffs in Mahdavieh opted out of the class action settlement and settled separately from the Hamilton settlement. The fourth case, Douglas Morales v. SunTrust Mortgage, et al, involved activity relating to STM’s relationship with Assurant as its lender placed insurance vendor. Morales was settled in the second quarter of 2015.

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

Notes to Consolidated Financial Statements (Unaudited), continued

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
The Wholesale Banking segment includes the following four businesses:

•
CIB delivers comprehensive capital markets solutions, including advisory, capital raising, and financial risk management, with the goal of serving the needs of both public and private companies in the Wholesale Banking segment and PWM business. Investment Banking and Corporate Banking teams within CIB serve clients across the nation, offering a full suite of traditional banking and investment banking products and services to companies with annual revenues typically greater than $150 million. Investment Banking serves select industry segments including consumer and retail, energy, financial services, healthcare, industrials, media and communications, real estate, and technology. Corporate Banking serves clients across diversified industry sectors based on size, complexity, and frequency of capital markets issuance. Also managed within CIB is the Equipment Finance Group, which provides lease financing solutions (through SunTrust Equipment Finance & Leasing).

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

Notes to Consolidated Financial Statements (Unaudited), continued

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

Mortgage Banking offers residential mortgage products nationally through its retail and correspondent channels, as well as via the internet (www.suntrust.com) and by telephone (1-800-SUNTRUST). These products are either sold in the secondary market, primarily with servicing rights retained, or held in the Company’s loan portfolio. Mortgage Banking also services loans for itself and for other investors.
Corporate Other includes management of the Company’s investment securities portfolio, long-term debt, end user derivative instruments, short-term liquidity and funding activities, balance sheet risk management, and most real estate assets. Additionally, it includes Enterprise Information Services, which is the primary information technology and operations group; Corporate Real Estate, Marketing, SunTrust Online, Human Resources, Finance, Corporate Risk Management, Legal and Compliance, Communications, Procurement, and Executive Management. The financial results of RidgeWorth, including the gain on sale, are reflected in the Corporate Other segment for the three and six months ended June 30, 2014. Prior to the sale of RidgeWorth in the second quarter of 2014, RidgeWorth's financial performance was reported in the Wholesale Banking segment.
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

reflect matched maturity funds transfer pricing, which ascribes credits or charges based on the economic value or cost created by the assets and liabilities of each segment. The mismatch between funds credits and funds charges at the segment level resides in Reconciling Items. The change in this mismatch is generally attributable to corporate balance sheet management strategies.

•
Provision/(benefit) for credit losses – Represents net charge-offs by segment combined with an allocation to the segments of the provision/(benefit) attributable to each segment's quarterly change in the ALLL and unfunded commitment reserve balances.

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

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended June 30, 2015
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$40,337	$67,645	$24,793	$64	($10)	$132,829
Average consumer and commercial deposits	91,287	48,587	2,980	80	(83)	142,851
Average total assets	46,486	81,026	28,555	29,568	2,675	188,310
Average total liabilities	91,912	54,175	3,505	15,597	(118)	165,071
Average total equity	—	—	—	—	23,239	23,239

Statements of Income:
Net interest income	$676	$444	$123	$34	($110)	$1,167
FTE adjustment	—	35	—	1	—	36
Net interest income - FTE [1]	676	479	123	35	(110)	1,203
Provision/(benefit) for credit losses [2]	9	30	(13)	—	—	26
Net interest income after provision/(benefit) for credit losses - FTE	667	449	136	35	(110)	1,177
Total noninterest income	390	344	105	39	(4)	874
Total noninterest expense	725	395	180	32	(4)	1,328
Income before provision for income taxes - FTE	332	398	61	42	(110)	723
Provision for income taxes - FTE [3]	124	136	4	18	(44)	238
Net income including income attributable to noncontrolling interest	208	262	57	24	(66)	485
Net income attributable to noncontrolling interest	—	—	—	2	—	2
Net income	$208	$262	$57	$22	($66)	$483

	Three Months Ended June 30, 2014
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$41,517	$61,366	$27,803	$52	($4)	$130,734
Average consumer and commercial deposits	85,154	43,063	2,220	90	(55)	130,472
Average total assets	47,196	72,691	31,251	25,971	2,711	179,820
Average total liabilities	85,867	49,815	2,762	19,378	4	157,826
Average total equity	—	—	—	—	21,994	21,994

Statements of Income/(Loss):
Net interest income	$649	$410	$140	$73	($63)	$1,209
FTE adjustment	—	34	—	1	—	35
Net interest income - FTE [1]	649	444	140	74	(63)	1,244
Provision for credit losses [2]	42	8	24	—	(1)	73
Net interest income after provision for credit losses - FTE	607	436	116	74	(62)	1,171
Total noninterest income	381	312	119	150	(5)	957
Total noninterest expense	727	390	364	38	(2)	1,517
Income/(loss) before provision/(benefit) for income taxes - FTE	261	358	(129)	186	(65)	611
Provision/(benefit) for income taxes - FTE [3]	96	120	(47)	64	(25)	208
Net income/(loss) including income attributable to noncontrolling interest	165	238	(82)	122	(40)	403
Net income attributable to noncontrolling interest	—	—	—	5	(1)	4
Net income/(loss)	$165	$238	($82)	$117	($39)	$399
1 Presented on a matched maturity funds transfer price basis for the segments.
2 Provision/(benefit) for credit losses represents net charge-offs by segment combined with an allocation to the segments of the provision/(benefit) attributable to quarterly changes in the ALLL and unfunded commitment reserve balances.
3 Includes regular income tax provision/(benefit) and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited), continued

	Six Months Ended June 30, 2015
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$40,727	$67,691	$24,617	$54	($7)	$133,082
Average consumer and commercial deposits	90,927	48,051	2,671	85	(64)	141,670
Average total assets	46,805	81,129	28,247	29,257	3,347	188,785
Average total liabilities	91,566	53,885	3,062	17,164	(98)	165,579
Average total equity	—	—	—	—	23,206	23,206

Statements of Income:
Net interest income	$1,342	$874	$244	$63	($216)	$2,307
FTE adjustment	—	69	—	1	1	71
Net interest income - FTE [1]	1,342	943	244	64	(215)	2,378
Provision/(benefit) for credit losses [2]	79	26	(23)	—	—	82
Net interest income after provision/(benefit) for credit losses - FTE	1,263	917	267	64	(215)	2,296
Total noninterest income	752	656	236	55	(7)	1,692
Total noninterest expense	1,446	802	357	12	(9)	2,608
Income before provision for income taxes - FTE	569	771	146	107	(213)	1,380
Provision for income taxes - FTE [3]	212	262	34	39	(83)	464
Net income including income attributable to noncontrolling interest	357	509	112	68	(130)	916
Net income attributable to noncontrolling interest	—	—	—	5	(1)	4
Net income	$357	$509	$112	$63	($129)	$912

	Six Months Ended June 30, 2014
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$41,387	$60,159	$28,043	$52	($6)	$129,635
Average consumer and commercial deposits	84,681	42,683	2,054	85	(63)	129,440
Average total assets	47,066	71,375	31,400	25,798	2,765	178,404
Average total liabilities	85,448	49,407	2,600	19,113	(25)	156,543
Average total equity	—	—	—	—	21,861	21,861

Statements of Income/(Loss):
Net interest income	$1,291	$801	$274	$149	($101)	$2,414
FTE adjustment	—	68	—	2	(1)	69
Net interest income - FTE [1]	1,291	869	274	151	(102)	2,483
Provision for credit losses [2]	95	30	50	—	—	175
Net interest income after provision for credit losses - FTE	1,196	839	224	151	(102)	2,308
Total noninterest income	743	587	219	209	(10)	1,748
Total noninterest expense	1,432	813	550	87	(8)	2,874
Income/(loss) before provision/(benefit) for income taxes - FTE	507	613	(107)	273	(104)	1,182
Provision/(benefit) for income taxes - FTE [3]	186	202	(41)	66	(46)	367
Net income/(loss) including income attributable to noncontrolling interest	321	411	(66)	207	(58)	815
Net income attributable to noncontrolling interest	—	—	—	11	—	11
Net income/(loss)	$321	$411	($66)	$196	($58)	$804
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

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME
Components of AOCI, net of tax, were calculated as follows:

(Dollars in millions)	Securities AFS	Derivative Instruments	Employee Benefit Plans	Total
Three Months Ended June 30, 2015:
Balance, beginning of period	$384	$141	($590)	($65)
Net unrealized (losses)/gains arising during the period	(192)	5	—	(187)
Amounts reclassified from AOCI	(9)	(39)	6	(42)
Other comprehensive (loss)/income, net of tax	(201)	(34)	6	(229)
Balance, end of period	$183	$107	($584)	($294)

Three Months Ended June 30, 2014:
Balance, beginning of period	$32	$229	($461)	($200)
Net unrealized gains arising during the period	175	28	—	203
Amounts reclassified from AOCI	—	(64)	2	(62)
Other comprehensive income/(loss), net of tax	175	(36)	2	141
Balance, end of period	$207	$193	($459)	($59)

Six Months Ended June 30, 2015:
Balance, beginning of period	$298	$97	($517)	($122)
Net unrealized (losses)/gains arising during the period	(106)	83	—	(23)
Amounts reclassified from AOCI	(9)	(73)	(67)	(149)
Other comprehensive (loss)/income, net of tax	(115)	10	(67)	(172)
Balance, end of period	$183	$107	($584)	($294)

Six Months Ended June 30, 2014:
Balance, beginning of period	($77)	$279	($491)	($289)
Net unrealized gains arising during the period	283	42	—	325
Amounts reclassified from AOCI	1	(128)	32	(95)
Other comprehensive income/(loss), net of tax	284	(86)	32	230
Balance, end of period	$207	$193	($459)	($59)

Notes to Consolidated Financial Statements (Unaudited), continued

Reclassifications from AOCI, and the related tax effects, were as follows:

(Dollars in millions)	Three Months Ended June 30		Six Months Ended June 30		Affected Line Item in the Statement Where Net Income is Presented
Details About AOCI Components	2015	2014	2015	2014
Securities AFS:
Realized (gains)/losses on securities AFS	($14)	$1	($14)	$2	Net securities gains/(losses)
Tax effect	5	(1)	5	(1)	Provision for income taxes
	(9)	—	(9)	1

Derivative Instruments:
Gains on cash flow hedges	(63)	(101)	(117)	(203)	Interest and fees on loans
Tax effect	24	37	44	75	Provision for income taxes
	(39)	(64)	(73)	(128)

Employee Benefit Plans:
Amortization of prior service credit	(2)	(1)	(3)	(3)	Employee benefits
Amortization of actuarial loss	6	4	11	8	Employee benefits
Adjustment to funded status of employee benefit obligation [1]	—	—	(120)	46	Other assets/other liabilities
	4	3	(112)	51
Tax effect	2	(1)	45	(19)	Provision for income taxes
	6	2	(67)	32

Total reclassifications from AOCI	($42)	($62)	($149)	($95)
1 For additional information on the funded status of the pension and other postretirement benefits plans, see Note 15, "Employee Benefit Plans," to the Company's 2014 Annual Report on Form 10-K.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Cautionary Statement About Forward-Looking Statements
This report contains forward-looking statements. Statements regarding: (1) future levels of net interest margin, swap income, loan yields, interest rates, provision for loan losses, the ratio of ALLL to period-end LHFI, NPLs, the net charge-off ratio, investment banking income, premium amortization expense, UTB, and share repurchases; (2) future asset quality; (3) deposit growth trends and future deposit pricing; (4) future securitization transactions; (5) future actions taken regarding the LCR and related effects, and our ability to comply with future regulatory requirements within regulatory timelines; and (6) efficiency goals, are forward looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could." Such statements are based upon the current beliefs and expectations of management and on information currently available to management. They speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.
Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Part I, Item 1A., "Risk Factors" of our 2014 Annual Report on Form 10-K and also include risks discussed in this MD&A and in other periodic reports that we file with the SEC. Additional factors include: as one of the largest lenders in the Southeast and Mid-Atlantic U.S. and a provider of financial products and services to consumers and businesses across the U.S., our financial results have been, and may continue to be, materially affected by general economic conditions, and a deterioration of economic conditions or of the financial markets may materially adversely affect our lending and other businesses and our financial results and condition; legislation and regulation, including the Dodd-Frank Act, as well as future legislation and/or regulation, could require us to change certain of our business practices, reduce our revenue, impose additional costs on us, or otherwise adversely affect our business operations and/or competitive position; we are subject to capital adequacy and liquidity guidelines and, if we fail to meet these guidelines, our financial condition would be adversely affected; loss of customer deposits and market illiquidity could increase our funding costs; we rely on the mortgage secondary market and GSEs for some of our liquidity; our framework for managing risks may not be effective in mitigating risk and loss to us; we are subject to credit risk; our ALLL may not be adequate to cover our eventual losses; we may have more credit risk and higher credit losses to the extent that our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral; a downgrade in the U.S. government's sovereign credit rating, or in the credit ratings of instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities, could result in risks to us and general economic conditions that we are not able to predict; we are subject to certain risks related to originating and selling mortgages, and we may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain breaches of our servicing agreements, and this could harm our liquidity, results of operations, and financial condition; we face certain risks as a servicer of loans; we are subject to risks related to delays in the foreclosure process; our earnings may be affected by volatility in mortgage production and servicing revenues, and by changes in carrying values of our MSRs and mortgages held for sale due to changes in interest rates; changes in market interest rates or capital markets could adversely affect our revenue and expense, the value of assets and obligations, and the availability and cost of capital and liquidity; disruptions in our ability to access global capital markets may adversely affect our capital resources and liquidity; the fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; consumers may decide not to use banks to complete their financial transactions, which could affect net income; we have businesses other than banking which subject us to a variety of risks; negative public opinion could damage our reputation and adversely impact business and revenues; we rely on other companies to provide key components of our business infrastructure; we are at risk of increased losses from fraud; a failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses; the soundness of other financial institutions could adversely affect us; we depend on the accuracy and completeness of information about clients and counterparties; competition in the financial services industry is intense and could result in losing business or margin declines; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; we might not pay dividends on our common stock; our ability to receive dividends from our subsidiaries could affect our liquidity and ability to pay dividends; any reduction in our credit rating could increase the cost of our funding from the capital markets; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we are subject to certain litigation, and our expenses related to this litigation may adversely affect our results; we may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations; we depend on the expertise of key personnel, and if these individuals leave or change their roles without effective replacements, operations may suffer; we may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategies; our accounting policies and processes are critical to how we report our financial condition and results of operations, and they require management to make estimates about matters that are uncertain; changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition; our stock price can be volatile; our disclosure controls and procedures may not prevent or detect all errors or acts of fraud; our financial instruments carried at fair value expose us to certain market risks; our revenues derived from our investment securities may be volatile and subject to a variety of risks; and we may enter into transactions with off-balance sheet affiliates or our subsidiaries.

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

EXECUTIVE OVERVIEW
Financial Performance
The economic environment during the second quarter of 2015 was characterized by moderate growth, improved housing and labor markets, and a continued low rate environment alongside elevated volatility. Economic and fiscal concerns in Greece, China, and Puerto Rico created additional uncertainty with respect to global economic growth trends. With respect to our financial performance during the second quarter, strong asset quality performance, growth in noninterest income, and continued expense discipline, combined with an improved net interest margin that benefited from our targeted balance sheet optimization actions, drove solid earnings growth during the quarter, with diluted earnings per average common share of $0.89, up 14% and 24% from the prior quarter and second quarter of 2014, respectively. Our net income available to common shareholders totaled $467 million for the second quarter, an increase of 21% compared to the second quarter of 2014. During the six months ended June 30, 2015, our net income available to common shareholders was $877 million, or $1.67 per share, compared to $780 million, or $1.45 per share during the six months ended June 30, 2014. The current quarter was favorably impacted by a $0.03 per share net discrete income tax benefit. Both periods' results in 2014 were negatively impacted by $49 million, or $0.09 per average diluted common share, related to the resolution of specific legacy mortgage-related matters, partially offset by the gain on sale of RidgeWorth. Refer to Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional detail and the resulting impacts of Form 8-K and other legacy mortgage-related items on our 2014 financial results.
Total revenue declined $124 million and $161 million during the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014; however, excluding the gain on sale of RidgeWorth that impacted second quarter of 2014 results, total adjusted revenue declined $19 million and $56 million, respectively. These declines were due to lower net interest income, primarily driven by the decline in commercial loan swap income and lower earning asset yields, as well as foregone RidgeWorth investment management income, partially offset by increases in most noninterest income categories, as well as earning asset growth. Total revenue improved $85 million in the current quarter compared to the prior quarter, attributed to higher net interest income and broad-based growth in noninterest income, particularly investment banking income. See additional discussion related to revenue, noninterest income, and net interest income and margin in the "Noninterest Income" and "Net Interest Income/Margin" sections of this MD&A. Also see Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for a reconciliation of total adjusted revenue.
Noninterest expense declined $189 million, or 12%, compared to the second quarter of 2014, and $266 million, or 9%, compared to the first half of 2014, primarily due to $179 million of specific legacy mortgage-related operating losses recognized in the second quarter of 2014. Excluding these specific legacy mortgage-related losses, adjusted noninterest expense was down 1% and 3%, respectively, driven by lower employee compensation expense due to the sale of RidgeWorth, and reductions in other expenses resulting from our ongoing efficiency efforts. Noninterest expense increased 4% compared to the prior quarter, as strong overall performance, continued investments in key growth areas, higher client activity levels, and typical seasonal patterns generated increases in certain variable expense categories. See additional discussion related to noninterest expense in the "Noninterest Expense" section of this MD&A. Also see Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding, and reconciliations of, adjusted noninterest expense.
For the three and six months ended June 30, 2015, our efficiency ratio improved to 63.9% and 64.1%, respectively, compared to 68.9% and 67.9% for the three and six months ended June 30, 2014. Our tangible efficiency ratio also improved for the current quarter and first six months of 2015 to 63.6% and 63.8%, respectively, compared to tangible efficiency ratios of 68.8% and 67.8% and adjusted tangible efficiency ratios of 63.7% and 65.2%, for the same periods in 2014, respectively. We delivered year-over-year efficiency ratio improvement despite a $38 million decline in commercial loan swap income compared to the second quarter of 2014, as we were able to grow noninterest income and reduce expenses. As we indicated previously, efficiency ratio progress in 2015 will be difficult, given the decline in commercial loan swap income in 2015 and the significant progress we made in 2014, and our performance this quarter is consistent with that expectation. Our focus on improving the efficiency ratio remains high and we are continuing to work towards our challenging goal of being below 63% for full year 2015. See Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding, and reconciliations of, our tangible and adjusted tangible efficiency ratios.
Our asset quality performance remained strong during the second quarter of 2015. Total NPLs declined 24% compared to December 31, 2014, primarily driven by the transfer of $110 million of NPLs to LHFS during the current quarter, and declined 46% compared to June 30, 2014. The annualized net charge-off ratio reached a new multi-year low of 0.26% for the second quarter of 2015, down four basis points and nine basis points compared to the prior quarter and second quarter of 2014, respectively. We expect the condition of our asset quality to remain favorable over the medium-term, given the economic environment combined with the proactive actions we have taken to de-risk, diversify, and improve the quality of our loan portfolio.
At June 30, 2015, the ALLL balance equaled 1.39% of total LHFI, a decline of seven basis points compared to December 31, 2014. The provision for loan losses decreased $48 million, or 63%, compared to the second quarter of 2014, and $98 million, or 54%, compared to the first six months of 2014. The decline in the provision for loan losses compared to both periods was attributed to the further improvement in asset quality combined with slower loan growth during 2015. Over the second half of 2015, we expect our provision expense to increase relative to the current quarter, but remain lower than similar periods in 2014, given continued improvements in asset quality. See additional discussion of credit and asset quality in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets,” sections of this MD&A.
During the second quarter of 2015, average performing loans were relatively stable, decreasing $495 million compared to the prior quarter. The slight decrease was driven by the second quarter transfer of $1.0 billion of consumer indirect auto loans to LHFS that were sold to third parties through a securitization and the sale of $350 million of guaranteed student loans, partially offset by moderate loan growth. Also, paydowns continued to be elevated during the quarter in certain segments given the low interest rate and credit spread environment. C&I loans were relatively stable compared to the prior quarter, as growth in a number of industry verticals and client segments was offset by targeted reductions in lower-return areas. Consumer direct loans increased given continued growth in our online origination channels. Compared to the prior year quarter, average performing loans grew $2.4 billion, or 2%, driven by 9% growth in the C&I portfolio, partially offset by reductions in our residential, indirect auto, and guaranteed student loan portfolios, where declines were consistent with our balance sheet optimization activities executed over the last several quarters. Consumer loans were essentially unchanged year-over-year; however the mix has improved, with growth in higher-return direct loans offsetting reductions in lower-return indirect segments. Going forward, we continue to seek opportunities to help finance our clients’ growth plans, particularly given the solid economic conditions in our markets. Loan production trends and client activity levels remain healthy and we continue to keep a high focus on improving returns and ensuring new business exceeds our cost of capital. See additional loan discussion in the “Loans,” “Nonperforming Assets,” and "Net Interest Income/Margin" sections of this MD&A.
Average consumer and commercial deposits increased 2% and 9% during the second quarter of 2015 compared to the prior quarter and second quarter of 2014, respectively, driven by growth across most business segments. Our success in growing deposits reflects our overall focus on meeting more clients’ deposit and payment needs, supplemented by investments in technology and client-facing platforms. Also, the solid deposit growth has not resulted in any adverse change in rates paid or deposit mix, as lower-cost deposit growth continues to be strong and higher-cost deposits continue to gradually decline. Some of these trends will normalize as interest rates rise; however, we will maintain a disciplined approach to pricing with a focus on maximizing our value proposition for clients. See additional discussion in the "Net Interest Income/Margin" section of this MD&A.

Capital and Liquidity
In the first quarter of 2015, we announced that the Federal Reserve completed its review of, and did not object to, our capital plan submitted in conjunction with the 2015 CCAR process. Accordingly, during the second quarter of 2015, we increased the quarterly common stock dividend to $0.24 per common share, which reflects an increase of 20% per common share from the prior quarter. Additionally, we repurchased $175 million of our outstanding common stock during the second quarter as part of the 2015 capital plan, bringing our total repurchases of common stock during the first six months of 2015 to approximately $290 million. Our capital return actions in the second quarter of 2015 represented a 36% increase over the prior quarter. During July 2015, we repurchased an additional $175 million of its outstanding common stock as part of the 2015 capital plan. We currently expect to repurchase approximately $525 million of additional outstanding common stock through the end of the second quarter of 2016. See additional details related to our capital actions in the “Capital Resources” section of this MD&A.
Our book value and tangible book value per common share increased slightly from the prior quarter to $42.46 and $30.65 at

June 30, 2015, respectively, as growth in retained earnings offset lower AOCI and the increase in capital return. Compared to June 30, 2014, book value and tangible book value per common share increased 6% and 7%, respectively, due primarily to growth in retained earnings.
Our regulatory capital position remained strong, with CET1 up approximately $200 million during the quarter, resulting in a CET1 ratio of 9.93% at June 30, 2015. Additionally, our estimated CET1 ratio at June 30, 2015, on a fully phased-in basis, was 9.76%, which is well above the regulatory requirement prescribed by the final rules. See Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures" in this MD&A for a reconciliation of our transitional CET1 ratio to our fully phased-in, estimated CET1 ratio.
Separately, our LCR at June 30, 2015 continued to exceed the January 1, 2016 requirement of 90%. See additional discussion of our capital and liquidity position in the "Capital Resources" and "Liquidity Risk Management" sections of this MD&A.

Business Segments Highlights
Consumer Banking and Private Wealth Management
Consumer Banking and Private Wealth Management net income increased meaningfully relative to the prior quarter and prior year quarter, with a lower provision expense being the key driver. Core operating performance was also solid with revenue up 3% compared to both prior periods, which, when combined with stable expenses, resulted in strong operating leverage. Compared to the second quarter of 2014, the efficiency ratio improved 262 basis points.

Net interest income increased sequentially due to both our balance sheet optimization efforts aimed at improving returns, and continued deposit growth momentum. Average loans declined sequentially due to the $1.0 billion indirect auto loan securitization and $350 million student loan sale that we completed during the quarter. Solid growth in higher-return loan portfolios, including consumer direct and credit card, offset these reductions in average loans. The loan sale activity and loan growth within the consumer direct loan portfolio are consistent with our overall strategy to improve returns.
Average deposits grew 1% sequentially and 7% year-over-year, driven by our continued execution of deepening client relationships, particularly with our wealth management clients, as well as the investments we have made in talent and technology.
Noninterest income growth was solid, both sequentially and compared to the second quarter of 2014. Retail investment income continued to grow, up 5% year-over-year, due in large part to increased client assets under management, as we are meeting more of our clients’ wealth management needs. Growth in card fees and credit card balances continued, which will continue to be important given the downward pressure on traditional service charges.
Expenses were flat compared to the prior quarter and prior year quarter, as we maintained a disciplined approach to expense management, while investing in areas associated with revenue-growth initiatives. This strategy has shown to be successful, as we achieved positive operating leverage in this segment.
Overall, the prolonged low interest rate environment continued to pressure the value of our deposits; however, the actions we have taken to optimize our balance sheet have mitigated some of this pressure. Our continued focus on meeting more clients’ needs and investment in various digital platforms have generated steady increases in digital penetration and self-service deposits, as well as positive momentum in growing noninterest income and deposits.

Wholesale Banking
Wholesale Banking posted a very strong quarter and has been a key growth engine for us. Net income increased 7% and 10%, compared to the prior quarter and second quarter of 2014, respectively. Revenue also grew 6% and 9% relative to the same periods, and reached a record high, driven by broad-based loan and deposit growth. Net interest income was up 8% over the prior year quarter, driven by strong loan and deposit growth, though partially offset by a decline in loan spreads. While loan yields stabilized sequentially, going forward, we still expect modest downward pressure, given the current environment for new production yields.
Average loans were flat sequentially and up 10% year-over-year, driven by gains across most of our client segments. Loan pipelines have been healthy and commitments have grown, which demonstrate increased activity in both new client acquisition and expanding existing relationships.
Average deposits increased 2% sequentially and 13% year-over-year, with growth attributed to enhancements in our product offerings, along with the success of our liquidity specialists' efforts, allowing us to uncover and meet more of our clients’ deposit needs.
Noninterest income was up 10% over the prior year quarter, driven by record performances in multiple investment banking product groups, including syndications, high-yield and investment grade bonds, as well as equity capital markets. Our market share gains are a direct result of our continued investment in talent to expand and diversify our capabilities. We also continue to increase our strategic dialogue with clients, evidenced by the increases in mergers and acquisitions and equity-related revenues in the first half of 2015, up 38% compared to the first half of 2014.
Noninterest expense was up over the prior year, largely due to the continued strategic investments in CIB; however, this business continues to have an efficiency ratio that is accretive to our overall Company.
In the near term, investment banking income will decline given the record performance this quarter and normal seasonality, but we remain optimistic regarding the long-term growth outlook for the overall segment.

Mortgage Banking
Mortgage Banking net income was $57 million for the quarter and $112 million for the first six months of 2015, both up compared to the same periods in 2014. Total revenue for the quarter declined sequentially and was impacted by reduced refinance activity; however, expenses were flat and our risk profile continued to improve, both of which were important components in maintaining solid overall profitability. Compared to the second quarter of 2014, mortgage production-related income increased, driven by a 59% increase in closed loan volume, which was largely offset by a decline in servicing income due to higher prepayment activity. Compared to the prior quarter, the decline in total revenue was driven by lower refinance activity, reduced gain-on-sale margins, and lower servicing income. While servicing income declined given prepayment activity and higher hedging costs, the overall servicing portfolio increased sequentially, and is up 12% year-over-year, largely due to continued portfolio acquisitions.
Application volume was up 31% over the prior year quarter, which will support solid year-over-year growth rates in production. Refinance activity abated as interest rates rose in the second quarter; however, purchase volumes and activity levels continue to be healthy, with applications and closed loans up 20% and 27%, respectively, compared to the second quarter of 2014. Application volume declined 10% compared to the first quarter of 2015.
Noninterest expense was stable sequentially and down year-over-year. Cost saving efforts and lower operating losses during the first half of 2015 offset growth in production-related costs and investments in technology.
Asset quality improved further during the second quarter of 2015 as we continued to de-risk the portfolio, primarily evidenced by a 42% reduction in NPLs as a result of our transfer of $110 million of nonperforming mortgages to LHFS. Provision expense was negative for the quarter, as the pace of asset quality improvement remains strong. Given the quality of new production, we would expect overall asset quality to continue to trend favorably.
Additional information related to our segments can be found in Note 16, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q, and further discussion of segment results for the second quarter of 2015 and 2014 can be found in the "Business Segment Results" section of this MD&A.

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures				Table 1
(Dollars in millions and shares in thousands, except per share data)
	Three Months Ended June 30		Six Months Ended June 30
Selected Financial Data	2015	2014	2015	2014
Summary of Operations:
Interest income	$1,297	$1,346	$2,569	$2,683
Interest expense	130	137	262	269
Net interest income	1,167	1,209	2,307	2,414
Provision for credit losses	26	73	82	175
Net interest income after provision for credit losses	1,141	1,136	2,225	2,239
Noninterest income	874	957	1,692	1,748
Noninterest expense	1,328	1,517	2,608	2,874
Income before provision for income taxes	687	576	1,309	1,113
Provision for income taxes	202	173	393	298
Net income attributable to noncontrolling interest	2	4	4	11
Net income	$483	$399	$912	$804
Net income available to common shareholders	$467	$387	$877	$780
Adjusted net income available to common shareholders [1]	$467	$436	$877	$829
Net interest income - FTE [2]	$1,203	$1,244	$2,378	$2,483
Total revenue - FTE [2]	2,077	2,201	4,070	4,231
Total adjusted revenue - FTE [1,2]	2,077	2,096	4,070	4,126
Net income per average common share:
Diluted	0.89	0.72	1.67	1.45
Adjusted diluted [1]	0.89	0.81	1.67	1.54
Basic	0.90	0.73	1.69	1.47
Dividends paid per average common share	0.24	0.20	0.44	0.30
Book value per common share			42.46	40.18
Tangible book value per common share [3]			30.65	28.64
Market capitalization			22,286	21,344
Selected Average Balances:
Total assets	$188,310	$179,820	$188,785	$178,404
Earning assets	168,461	160,373	168,321	158,866
Loans	132,829	130,734	133,082	129,635
Consumer and commercial deposits	142,851	130,472	141,670	129,440
Brokered time and foreign deposits	1,118	1,893	1,183	1,953
Intangible assets including MSRs	7,572	7,614	7,537	7,640
MSRs	1,223	1,220	1,188	1,242
Preferred stock	1,225	725	1,225	725
Total shareholders’ equity	23,239	21,994	23,206	21,861
Average common shares - diluted	522,479	535,486	524,646	536,234
Average common shares - basic	516,968	529,764	518,983	530,459
Financial Ratios (Annualized):
ROA	1.03%	0.89%	0.97%	0.91%
ROE	8.50	7.29	8.05	7.44
ROTCE [4]	11.77	10.29	11.16	10.53
Net interest margin - FTE [2]	2.86	3.11	2.85	3.15
Efficiency ratio [5]	63.92	68.93	64.07	67.92
Tangible efficiency ratio [6]	63.59	68.77	63.75	67.76
Adjusted tangible efficiency ratio [1,6]	63.59	63.69	63.75	65.15
Total average shareholders’ equity to total average assets	12.34	12.23	12.29	12.25
Tangible equity to tangible assets [7]			9.37	9.07
Capital Ratios at period end [8]:
CET1			9.93%	N/A
CET1 - fully phased-in			9.76	N/A
Tier 1 capital			10.79	N/A
Total capital			12.66	N/A
Leverage			9.56	N/A

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)

(Dollars in millions, except per share data)
	Three Months Ended June 30		Six Months Ended June 30
Reconcilement of Non-U.S. GAAP Measures	2015	2014	2015	2014
Efficiency ratio [5]	63.92%	68.93%	64.07%	67.92%
Impact of excluding amortization	(0.33)	(0.16)	(0.32)	(0.16)
Tangible efficiency ratio [6]	63.59	68.77	63.75	67.76
Impact of excluding Form 8-K and other legacy mortgage-related items	—	(5.08)	—	(2.61)
Adjusted tangible efficiency ratio [1,6]	63.59%	63.69%	63.75%	65.15%

ROE	8.50%	7.29%	8.05%	7.44%
Impact of removing average intangible assets (net of deferred taxes), excluding MSRs, from average common shareholders' equity	3.27	3.00	3.11	3.09
ROTCE [4]	11.77%	10.29%	11.16%	10.53%

Net interest income	$1,167	$1,209	$2,307	$2,414
Taxable-equivalent adjustment	36	35	71	69
Net interest income - FTE [2]	1,203	1,244	2,378	2,483
Noninterest income	874	957	1,692	1,748
Total revenue - FTE [2]	2,077	2,201	4,070	4,231
Impact of excluding Form 8-K items	—	(105)	—	(105)
Total adjusted revenue - FTE [1,2]	$2,077	$2,096	$4,070	$4,126
Noninterest income	$874	$957	$1,692	$1,748
Impact of excluding Form 8-K items	—	(105)	—	(105)
Adjusted noninterest income [1]	$874	$852	$1,692	$1,643

(Dollars in millions, except per share data)	June 30, 2015	June 30, 2014
Total shareholders’ equity	$23,223	$22,131
Goodwill, net of deferred taxes [9]	(6,103)	(6,131)
Other intangible assets, net of deferred taxes, and MSRs [10]	(1,412)	(1,276)
MSRs	1,393	1,259
Tangible equity	17,101	15,983
Preferred stock	(1,225)	(725)
Tangible common equity	$15,876	$15,258

Total assets	$188,858	$182,559
Goodwill	(6,337)	(6,337)
Other intangible assets including MSRs	(1,416)	(1,277)
MSRs	1,393	1,259
Tangible assets	$182,498	$176,204
Tangible equity to tangible assets [7]	9.37%	9.07%
Tangible book value per common share [3]	$30.65	$28.64

Total LHFI	$132,538	$129,744
Government-guaranteed LHFI	(5,026)	(6,081)
LHFI at fair value	(263)	(292)
Total LHFI, excluding government-guaranteed and fair value loans	$127,249	$123,371
ALLL to total LHFI, excluding government-guaranteed and fair value loans [11]	1.44%	1.62%

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)

(Dollars in millions, except per share data)	Three Months Ended June 30, 2014				Six Months Ended June 30, 2014
Reconcilement of Non-U.S. GAAP Measures (continued)	As Reported	Adjustments		As Adjusted [1]	As Reported	Adjustments		As Adjusted [1]
Net interest income	$1,209	$—		$1,209	$2,414	$—		$2,414
Provision for credit losses	73	—		73	175	—		175
Net interest income after provision for credit losses	1,136	—		1,136	2,239	—		2,239
Noninterest Income
Service charges on deposit accounts	160	—		160	314	—		314
Other charges and fees	91	—		91	179	—		179
Card fees	82	—		82	158	—		158
Investment banking income	119	—		119	207	—		207
Trading income	47	—		47	96	—		96
Trust and investment management income	116	—		116	247	—		247
Retail investment services	76	—		76	147	—		147
Mortgage production related income	52	—		52	95	—		95
Mortgage servicing related income	45	—		45	99	—		99
Gain on sale of subsidiary	105	(105)	[12]	—	105	(105)	[12]	—
Net securities (losses)/gains	(1)	—		(1)	(2)	—		(2)
Other noninterest income	65	—		65	103	—		103
Total noninterest income	957	(105)		852	1,748	(105)		1,643
Noninterest Expense
Employee compensation	659	—		659	1,319	—		1,319
Employee benefits	104	—		104	244	—		244
Outside processing and software	181	—		181	351	—		351
Net occupancy expense	83	—		83	169	—		169
Equipment expense	42	—		42	86	—		86
Regulatory assessments	40	—		40	80	—		80
Marketing and customer development	30	—		30	56	—		56
Credit and collection services	23	—		23	46	—		46
Operating losses	218	(179)	[13]	39	239	(179)	[13]	60
Amortization	4	—		4	7	—		7
Other noninterest expense	133	—		133	277	—		277
Total noninterest expense	1,517	(179)		1,338	2,874	(179)		2,695
Income before provision for income taxes	576	74		650	1,113	74		1,187
Provision for income taxes	173	25	[14]	198	298	25	[14]	323
Income including income attributable to noncontrolling interest	403	49		452	815	49		864
Net income attributable to noncontrolling interest	4	—		4	11	—		11
Net income	$399	$49		$448	$804	$49		$853
Net income available to common shareholders	$387	$49		$436	$780	$49		$829
Net income per average common share - diluted	$0.72	$0.09		$0.81	$1.45	$0.09		$1.54
Total revenue - FTE [2]	$2,201	($105)		$2,096	$4,231	($105)		$4,126
Efficiency ratio [5]	68.93%			63.85%	67.92%			65.32%
Tangible efficiency ratio [6]	68.77			63.69	67.76			65.15

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)

Reconciliation of CET1 Ratio [8]	June 30, 2015
CET1	9.93%
Less:
MSRs	(0.13)
Other [15]	(0.04)
CET1 - fully phased-in	9.76%
1 We present certain income statement categories and also total adjusted revenue - FTE, adjusted net income per average common diluted share, adjusted net income, adjusted net income available to common shareholders, an adjusted efficiency ratio, and an adjusted tangible efficiency ratio, excluding Form 8-K and other legacy mortgage-related items. We believe these measures are useful to investors because it removes the effect of material items impacting the periods' results and is more reflective of normalized operations as it reflects results that are primarily client relationship and client transaction driven. Removing these items also allows investors to compare our results to other companies in the industry that may not have had similar items impacting their results. Additional detail on certain of these items can be found in the Form 8-K filed with the SEC on July 3, 2014.
2 We present net interest income, total revenue, total adjusted revenue, and net interest margin on an FTE basis. Total revenue is calculated as net interest income - FTE plus noninterest income. The FTE adjustment adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources.
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
6 We present a tangible efficiency ratio which excludes amortization. We believe this measure is useful to investors because it allows investors to more easily compare our efficiency to other companies in the industry. This measure is utilized by us to assess our efficiency and that of our lines of business.
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
8 The Basel III Final Rule became effective on January 1, 2015; thus, Basel III capital ratios are not applicable ("N/A") in periods ending prior to January 1, 2015. The CET1 ratio on a fully phased-in basis is estimated at June 30, 2015.
9 Net of deferred taxes of $234 million and $206 million at June 30, 2015 and 2014, respectively.
10Net of deferred taxes of $4 million and $1 million at June 30, 2015 and 2014, respectively.
11We present a ratio of allowance to total loans, excluding government-guaranteed and fair value loans. We believe that this presentation more appropriately reflects the relationship between the ALLL and loans subject to an allowance. No allowance is recorded for loans held at fair value or loans guaranteed by a government agency for which we assume nominal risk of principal loss.
12Reflects the pre-tax gain on sale of asset management subsidiary that impacts the Corporate Other segment.
13Reflects the pre-tax impact from the settlement of the mortgage modification investigation and other legacy mortgage-related items that impact the Mortgage Banking segment.
14Reflects the income tax impact on above items.
15Primarily includes the phase-out from capital of certain DTAs, the overfunded pension asset, and other intangible assets.

Consolidated Daily Average Balances, Income/Expense, and Average Yields Earned/Rates Paid							Table 2
	Three Months Ended
	June 30, 2015			June 30, 2014			Increase/(Decrease)
(Dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
ASSETS
Loans: [1]
C&I - FTE [2]	$65,743	$525	3.20%	$60,141	$545	3.63%	$5,602	(0.43)
CRE	6,146	43	2.81	6,052	44	2.92	94	(0.11)
Commercial construction	1,519	12	3.18	1,006	9	3.41	513	(0.23)
Residential mortgages - guaranteed	631	6	3.85	2,994	27	3.62	(2,363)	0.23
Residential mortgages - nonguaranteed	23,479	226	3.86	23,849	237	3.98	(370)	(0.12)
Residential home equity products	13,657	125	3.68	14,394	128	3.58	(737)	0.10
Residential construction	382	5	4.83	474	5	4.34	(92)	0.49
Consumer student - guaranteed	4,345	41	3.74	5,463	50	3.64	(1,118)	0.10
Consumer other direct	5,140	55	4.27	3,342	35	4.23	1,798	0.04
Consumer indirect	10,284	82	3.20	11,388	91	3.19	(1,104)	0.01
Consumer credit cards	904	22	9.85	732	18	9.63	172	0.22
Nonaccrual [3]	599	8	5.33	899	6	2.81	(300)	2.52
Total loans - FTE [2]	132,829	1,150	3.47	130,734	1,195	3.67	2,095	(0.20)
Securities AFS:
Taxable	26,175	135	2.06	22,799	147	2.58	3,376	(0.52)
Tax-exempt - FTE [2]	180	2	5.18	263	3	5.26	(83)	(0.08)
Total securities AFS - FTE [2]	26,355	137	2.09	23,062	150	2.61	3,293	(0.52)
Fed funds sold and securities borrowed or purchased under agreements to resell	1,220	—	—	1,047	—	—	173	—
LHFS - FTE [2]	2,757	24	3.49	1,678	17	4.03	1,079	(0.54)
Interest-bearing deposits	23	—	0.13	25	—	0.16	(2)	(0.03)
Interest earning trading assets	5,277	22	1.67	3,827	19	1.98	1,450	(0.31)
Total earning assets - FTE [2]	168,461	1,333	3.17	160,373	1,381	3.45	8,088	(0.28)
ALLL	(1,864)			(2,023)			159
Cash and due from banks	5,209			5,412			(203)
Other assets	14,649			14,675			(26)
Noninterest earning trading assets and derivative instruments	1,265			1,155			110
Unrealized gains on securities available for sale, net	590			228			362
Total assets	$188,310			$179,820			$8,490
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
NOW accounts	$34,356	$8	0.09%	$29,198	$6	0.08%	$5,158	0.01
Money market accounts	49,527	21	0.17	42,963	15	0.14	6,564	0.03
Savings	6,281	—	0.03	6,182	1	0.04	99	(0.01)
Consumer time	6,545	13	0.77	7,701	17	0.89	(1,156)	(0.12)
Other time	3,839	10	1.03	4,398	12	1.07	(559)	(0.04)
Total interest-bearing consumer and commercial deposits	100,548	52	0.21	90,442	51	0.22	10,106	(0.01)
Brokered time deposits	875	3	1.39	1,890	10	2.19	(1,015)	(0.80)
Foreign deposits	243	—	0.12	3	—	—	240	0.12
Total interest-bearing deposits	101,666	55	0.22	92,335	61	0.27	9,331	(0.05)
Funds purchased	710	—	0.10	825	—	0.09	(115)	0.01
Securities sold under agreements to repurchase	1,827	1	0.20	2,148	1	0.12	(321)	0.08
Interest-bearing trading liabilities	925	6	2.44	783	6	2.83	142	(0.39)
Other short-term borrowings	1,582	1	0.14	5,796	3	0.23	(4,214)	(0.09)
Long-term debt	12,410	67	2.18	12,014	66	2.21	396	(0.03)
Total interest-bearing liabilities	119,120	130	0.44	113,901	137	0.48	5,219	(0.04)
Noninterest-bearing deposits	42,303			40,030			2,273
Other liabilities	3,235			3,599			(364)
Noninterest-bearing trading liabilities and derivative instruments	413			296			117
Shareholders’ equity	23,239			21,994			1,245
Total liabilities and shareholders’ equity	$188,310			$179,820			$8,490
Interest rate spread			2.73%			2.97%		(0.24)
Net interest income - FTE [2,4]		$1,203			$1,244
Net interest margin [5]			2.86%			3.11%		(0.25)
1 Interest income includes loan fees of $48 million for both the three months ended June 30, 2015 and 2014.
2 Interest income and yields include the effects of FTE adjustments for the tax-favored status of net interest income from certain loans and investments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $36 million and $35 million for the three months ended June 30, 2015 and 2014, respectively.
3 Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
4 Derivative instruments employed to manage our interest rate sensitivity increased net interest income $75 million and $110 million for the three months ended June 30, 2015 and 2014, respectively.
5 The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

Consolidated Daily Average Balances, Income/Expense, and Average Yields Earned/Rates Paid (continued)
	Six Months Ended
	June 30, 2015			June 30, 2014			Increase/(Decrease)
(Dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
ASSETS
Loans: [1]
C&I - FTE [2]	$65,734	$1,035	3.18%	$59,219	$1,082	3.69%	$6,515	(0.51)
CRE	6,309	87	2.79	5,835	85	2.93	474	(0.14)
Commercial construction	1,431	23	3.17	950	16	3.36	481	(0.19)
Residential mortgages - guaranteed	634	12	3.71	3,171	57	3.62	(2,537)	0.09
Residential mortgages - nonguaranteed	23,293	449	3.85	23,891	480	4.02	(598)	(0.17)
Residential home equity products	13,804	250	3.66	14,455	257	3.59	(651)	0.07
Residential construction	390	10	5.02	480	10	4.37	(90)	0.65
Consumer student - guaranteed	4,549	84	3.72	5,493	100	3.67	(944)	0.05
Consumer other direct	4,945	104	4.26	3,151	66	4.24	1,794	0.02
Consumer indirect	10,495	165	3.16	11,344	181	3.22	(849)	(0.06)
Consumer credit cards	892	44	9.84	724	35	9.59	168	0.25
Nonaccrual [3]	606	12	4.11	922	11	2.39	(316)	1.72
Total loans - FTE [2]	133,082	2,275	3.45	129,635	2,380	3.70	3,447	(0.25)
Securities AFS:
Taxable	25,927	273	2.11	22,612	297	2.63	3,315	(0.52)
Tax-exempt - FTE [2]	186	5	5.19	263	7	5.26	(77)	(0.07)
Total securities AFS - FTE [2]	26,113	278	2.13	22,875	304	2.66	3,238	(0.53)
Fed funds sold and securities borrowed or purchased under agreements to resell	1,181	—	—	1,013	—	—	168	—
LHFS - FTE [2]	2,694	46	3.41	1,565	32	4.04	1,129	(0.63)
Interest-bearing deposits	23	—	0.12	24	—	0.14	(1)	(0.02)
Interest earning trading assets	5,228	41	1.58	3,754	36	1.93	1,474	(0.35)
Total earning assets - FTE [2]	168,321	2,640	3.16	158,866	2,752	3.49	9,455	(0.33)
ALLL	(1,887)			(2,030)			143
Cash and due from banks	5,884			5,424			460
Other assets	14,534			14,754			(220)
Noninterest earning trading assets and derivative instruments	1,333			1,224			109
Unrealized gains on securities available for sale, net	600			166			434
Total assets	$188,785			$178,404			$10,381
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
NOW accounts	$33,761	$15	0.09%	$28,456	$11	0.07%	$5,305	0.02
Money market accounts	49,361	43	0.17	42,859	28	0.13	6,502	0.04
Savings	6,182	1	0.03	6,109	1	0.04	73	(0.01)
Consumer time	6,668	25	0.77	8,008	39	0.99	(1,340)	(0.22)
Other time	3,898	20	1.02	4,466	25	1.13	(568)	(0.11)
Total interest-bearing consumer and commercial deposits	99,870	104	0.21	89,898	104	0.23	9,972	(0.02)
Brokered time deposits	895	6	1.45	1,951	22	2.25	(1,056)	(0.80)
Foreign deposits	288	—	0.12	2	—	0.19	286	(0.07)
Total interest-bearing deposits	101,053	110	0.22	91,851	126	0.28	9,202	(0.06)
Funds purchased	874	1	0.10	907	—	0.09	(33)	0.01
Securities sold under agreements to repurchase	1,874	2	0.20	2,175	1	0.11	(301)	0.09
Interest-bearing trading liabilities	904	11	2.41	741	11	2.78	163	(0.37)
Other short-term borrowings	2,635	2	0.17	5,692	7	0.24	(3,057)	(0.07)
Long-term debt	12,712	136	2.15	11,692	124	2.13	1,020	0.02
Total interest-bearing liabilities	120,052	262	0.44	113,058	269	0.48	6,994	(0.04)
Noninterest-bearing deposits	41,800			39,542			2,258
Other liabilities	3,257			3,566			(309)
Noninterest-bearing trading liabilities and derivative instruments	470			377			93
Shareholders’ equity	23,206			21,861			1,345
Total liabilities and shareholders’ equity	$188,785			$178,404			$10,381
Interest rate spread			2.72%			3.01%		(0.29)
Net interest income - FTE [2,4]		$2,378			$2,483
Net interest margin [5]			2.85%			3.15%		(0.30)

1 Interest income includes loan fees of $92 million and $93 million for the six months ended June 30, 2015 and 2014, respectively.
2 Interest income and yields include the effects of FTE adjustments for the tax-favored status of net interest income from certain loans and investments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $71 million and $69 million for the six months ended June 30, 2015 and 2014, respectively.
3 Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
4 Derivative instruments employed to manage our interest rate sensitivity increased net interest income $142 million and $220 million for the six months ended June 30, 2015 and 2014, respectively.
5 The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

Net Interest Income/Margin
Second Quarter of 2015
Net interest income on an FTE basis was $1.2 billion during the second quarter of 2015, a decrease of $41 million, or 3%, compared to the second quarter of 2014. Net interest margin for the second quarter of 2015 declined 25 basis points to 2.86% compared to the same period last year, primarily due to a 28 basis point decline in average earning asset yields. The earning asset yield decline was primarily driven by lower loan and securities AFS yields. Partially offsetting the decline in the earning asset yield was a four basis point reduction in interest-bearing liability costs driven by slightly lower rates paid on interest-bearing deposits, despite a three basis point increase in the rate paid on money market accounts.
Average earning assets increased $8.1 billion, or 5%, for the second quarter of 2015 compared to 2014, primarily driven by a $3.3 billion, or 14%, increase in average securities AFS and a$2.1 billion, or 2%, increase in average loans. The increase in average securities AFS was driven primarily by LCR-related requirements. The increase in average loans was attributable to strong growth in the C&I and consumer direct portfolios, and partially offset by reductions in guaranteed residential mortgages, indirect auto, and student loans. The decline in average residential mortgage, indirect auto, and student loans were due to balance sheet management and optimization activities that we executed over the past quarters. Average nonaccrual loans declined 33%, driven by the ongoing resolution of nonperforming loans. Refer to the "Loans" section in this MD&A for additional discussion regarding loan activity during the quarter.
Yields on average earning assets declined 28 basis points to 3.17% for the second quarter of 2015, compared to 2014, primarily driven by a 20 basis point decline in loan yields. The decrease in the yield on average loans was driven primarily by declines in commercial loan yields, particularly in our C&I portfolio. The declines were driven by lower commercial loan swap income, the paydown of higher yielding loans, and the addition of new loan production at lower rates than the existing portfolio due to the highly competitive, low interest rate environment. Additionally, yields on securities AFS declined 52 basis points compared to the prior year quarter, driven largely by higher premium amortization on MBS securities as a result of increased prepayments. Premium amortization expense will likely decline in the third quarter of 2015, relative to the second quarter of 2015, due to actions we have taken to modestly reposition our securities AFS portfolio.
We utilize interest rate swaps to manage interest rate risk. These instruments are primarily pay variable-receive fixed interest rate swaps that convert a portion of our commercial loan portfolio from floating rates, based on LIBOR, to fixed rates. At June 30, 2015, the outstanding notional balance of active swaps that qualified as cash flow hedges on variable rate commercial loans was $18.5 billion, compared to active swaps of $15.4 billion at December 31, 2014.
In addition to the income recognized from active swaps, we also continue to recognize interest income over the original hedge period resulting from terminated or de-designated swaps that were previously designated as cash flow hedges on variable rate commercial loans. Interest income from our commercial loan swaps decreased to $63 million during the second quarter of 2015, compared to $101 million during the second quarter of 2014. The decline was primarily due to a decline in income from the maturity of active swaps and previously terminated swaps that reached their original maturity date during 2014 and the first quarter of 2015. As we manage our interest rate risk we may continue to purchase additional and/or terminate existing interest rate swaps.
Remaining swaps on commercial loans have maturities through 2020. The average maturity of our active swaps at June 30, 2015 was 3.0 years. We will continue to carefully manage the usage and sensitivity of our balance sheet in light of the continued low interest rate environment, while also being cognizant of controlling interest rate risk in advance of what we expect will eventually be higher interest rates. See Table 15, "Net Interest Income Asset Sensitivity," in this MD&A for an analysis of potential changes in net interest income due to instantaneous moves in benchmark interest rates.
The commercial loan swaps have a fixed rate of interest that is received, while the rate paid is based on LIBOR. The weighted average rate on the receive-fixed rate leg of the commercial loan swap portfolio at June 30, 2015 is 1.31%. Estimated income from these swaps is included in Table 3 and is based on the assumption of unchanged LIBOR rates relative to June 30, 2015, which may be different than our assumption for future interest rates. Actual income from these swaps may vary from estimates.

		Table 3

	Ending Notional Balance of Swaps (in billions)	Estimated Net [1] Interest Income Related to Swaps (in millions)
Third Quarter 2015	$18.0	$69
Fourth Quarter 2015	18.0	66
1 Includes estimated interest income related to active, terminated/de-designated, and forward-starting swaps. See Note 13, "Derivative Financial Instruments," to the Consolidated Financial Statements in this Form 10-Q for additional swap information.
Compared to the three months ended June 30, 2014, average interest-bearing liabilities increased $5.2 billion, or 5%, primarily due to increases in average lower-cost deposits partially offset by a decline in wholesale funding. Noninterest-bearing demand deposits also increased 6% compared to the second quarter of 2014. The $4.2 billion, or 73%, decrease in average other short-term borrowings was primarily due to decreases of $3.3 billion in FHLB advances and $1.1 billion in master notes. See the "Borrowings" section in this MD&A for additional information regarding other short-term borrowings and long-term debt.
The four basis point reduction in rates paid on average interest-bearing liabilities during the second quarter of 2015 was driven by slightly lower rates paid on interest-bearing deposits, as well as a nine basis point decline in rates paid on other short-term borrowings due to the aforementioned decreases. The decline in the average rate paid on interest-bearing deposits was a result of the improved mix driven by the shift from time deposits to lower-cost deposit products, as well as a reduction in rates paid on time deposits as higher rate CDs matured.

Looking forward, we expect third quarter net interest margin to be relatively stable to the second quarter level, as the balance sheet management actions of the second quarter will be fully incorporated and potentially offset core loan yield compression. Despite the potential for stability next quarter, we expect net interest margin will likely decline slightly in future quarters until interest rates begin to rise. Overall, we continue to manage the balance sheet such that net interest income benefits from rising rates; however, we expect any increase in rates to be gradual and deliberately paced.
First Half of 2015
Net interest income on an FTE basis was $2.4 billion during the first six months of 2015, a decrease of $105 million, or 4%, compared to the first six months of 2014. Net interest margin for the first six months of 2015 declined 30 basis points to 2.85% compared to the same period last year, primarily due to a 33 basis point decline in average earning asset yields. The earning asset yield decline was primarily driven by lower loan and securities AFS yields. Partially offsetting the decline in the earning asset yield was a four basis point reduction in interest-bearing liability costs driven by lower rates paid on interest-bearing deposits.
Average earning assets increased $9.5 billion, or 6%, for the first six months of 2015, compared to 2014, primarily driven by a $3.4 billion, or 3%, increase in average loans and a $3.2 billion, or 14%, increase in average securities AFS. The increase in average loans was broad-based, primarily driven by targeted growth in commercial loans and consumer direct loans. These increases were partially offset by declines in guaranteed residential mortgages, student loans, and indirect auto loans driven by the aforementioned balance sheet optimization activities. Average nonaccrual loans declined 34%, driven by the ongoing resolution of nonperforming loans. Refer to the "Loans" section in this MD&A for additional discussion regarding loan activity during the year.
The average earning assets yield declined, primarily driven by a 25 basis point decline in average loan yields due to broad-

based declines across the loan portfolio, particularly in our C&I portfolio. The declines were driven by the same factors as discussed above for the second quarter of 2015. Additionally, the average yield on securities AFS declined 53 basis points compared to the six months ended June 30, 2014, driven by the same factors as discussed above for the second quarter of 2015.
Compared to the six months ended June 30, 2014, average interest-bearing liabilities increased $7.0 billion, or 6%, primarily due to increases in average lower-cost deposits and average long-term debt. These increases were partially offset by a decrease in average time deposits and average other short-term borrowings. Noninterest-bearing demand deposits also increased 6% compared to the six months ended June 30, 2014. The $1.0 billion, or 9%, increase in average long-term debt compared to the six months ended June 30, 2014, was primarily driven by an increase in average long-term FHLB advances and an increase in average long-term debt due to multiple issuances in 2014. The $3.1 billion, or 54%, decrease in average other short-term borrowings was primarily due to decreases in FHLB advances and master notes. See the "Borrowings" section in this MD&A for additional information regarding other short-term borrowings and long-term debt.

Foregone Interest
As average nonaccrual loans decreased, foregone interest income from NPLs had limited effect on the net interest margin during the three and six months ended June 30, 2015. Foregone interest income from NPLs reduced net interest margin by two basis points during both the three and six months ended June 30, 2014. See additional discussion of our expectations of future credit quality in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A. In addition, Table 2 of this MD&A contains more detailed information concerning average balances, yields earned, and rates paid.

NONINTEREST INCOME
						Table 4
	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2015	2014	% Change [1]	2015	2014	% Change [1]
Service charges on deposit accounts	$156	$160	(3)%	$308	$314	(2)%
Other charges and fees	99	91	9	188	179	5
Card fees	84	82	2	164	158	4
Investment banking income	145	119	22	242	207	17
Trading income	54	47	15	109	96	14
Trust and investment management income	84	116	(28)	168	247	(32)
Retail investment services	80	76	5	152	147	3
Mortgage production related income	76	52	46	159	95	67
Mortgage servicing related income	30	45	(33)	73	99	(26)
Gain on sale of subsidiary	—	105	(100)	—	105	(100)
Net securities gains/(losses)	14	(1)	NM	14	(2)	NM
Other noninterest income	52	65	(20)	115	103	12
Total noninterest income	$874	$957	(9)%	$1,692	$1,748	(3)%

Adjusted noninterest income [2]	$874	$852	3%	$1,692	$1,643	3%
1 “NM” - Not meaningful. Those changes over 100 percent were not considered to be meaningful.
2 See Table 1 in this MD&A for a reconcilement of non-U.S. GAAP measures and additional information.

Noninterest income decreased $83 million, or 9%, compared to the second quarter of 2014, and decreased $56 million or 3%, compared to the six months ended June 30, 2014. The decrease for both periods was primarily due to the $105 million gain on the sale of RidgeWorth in the second quarter of 2014. Adjusted noninterest income for both periods increased 3% primarily due to higher investment banking and mortgage production income, as well as growth in other fee categories, partially offset by foregone RidgeWorth revenue.
Investment banking income increased $26 million, or 22%, compared to the second quarter of 2014, and $35 million, or 17%, compared to the six months ended June 30, 2014. The increase for both periods was due to higher equity origination fees and debt capital markets activity.
Trading income increased $7 million, or 15%, compared to the second quarter of 2014, and $13 million, or 14%, compared to the six months ended June 30, 2014. The increase compared to the second quarter of 2014 was driven largely by an increase in mark-to-market valuation gains on our debt carried at fair value, partially offset by lower core trading income. The increase compared to the six months ended June 30, 2014 was driven by the aforementioned valuation gains and higher derivative sales and trading activity.
Trust and investment management income decreased $32 million, or 28%, compared to the second quarter of 2014, and $79 million, or 32%, compared to six months ended June 30, 2014, due to foregone revenue resulting from the sale of RidgeWorth in the second quarter of 2014.
Mortgage production related income increased $24 million, or 46%, compared to the second quarter of 2014, and $64 million, or 67%, compared to the six months ended June 30, 2014. The increase for both periods was due to an increase in production volume and a decrease in the repurchase provision. Mortgage production volume increased 59% compared to the second quarter of 2014, and 61% compared to the six months ended June 30, 2014. The decline in mortgage repurchase provision was due to the continued decline in repurchase requests and resolution of previous repurchase demands. For additional information on the mortgage repurchase reserve, see Note 12, "Guarantees," to the Consolidated Financial Statements in this Form 10-Q.
Mortgage servicing related income decreased $15 million, or 33%, compared to the second quarter of 2014, and $26 million, or 26%, compared to the six months ended June 30, 2014. The decrease in both periods was due to higher decay driven by higher refinance activity, partially offset by an increase in the size of the servicing portfolio. The servicing portfolio was $145.5 billion at June 30, 2015, compared to $134.4 billion at June 30, 2014.
Net securities gains/(losses) increased during the three and six months ended June 30, 2015, compared to the same periods in 2014, due to gains on the sale of mortgage backed securities as a result of a repositioning of the investment portfolio.
Other noninterest income decreased $13 million, or 20%, compared to the second quarter of 2014, and increased $12 million, or 12%, compared to the six months ended June 30, 2014. The decrease compared to the second quarter of 2014 was primarily due to lower gains on loan sales, partially offset by gains on the sale of structured leases. The increase compared to the six months ended June 30, 2014 was primarily due to the $18 million gain on sale of legacy affordable housing investments in the first quarter of 2015 and gains on the sale of structured leases in the second quarter, partially offset by lower gains on loan sales during the first half of 2015.

NONINTEREST EXPENSE
						Table 5
	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2015	2014	% Change	2015	2014	% Change
Employee compensation	$653	$659	(1)%	$1,285	$1,319	(3)%
Employee benefits	103	104	(1)	242	244	(1)
Total personnel expenses	756	763	(1)	1,527	1,563	(2)
Outside processing and software	204	181	13	394	351	12
Net occupancy expense	85	83	2	169	169	—
Equipment expense	42	42	—	82	86	(5)
Regulatory assessments	35	40	(13)	72	80	(10)
Marketing and customer development	34	30	13	61	56	9
Credit and collection services	25	23	9	43	46	(7)
Operating losses	16	218	(93)	30	239	(87)
Amortization	7	4	75	13	7	86
Other noninterest expense	124	133	(7)	217	277	(22)
Total noninterest expense	$1,328	$1,517	(12)%	$2,608	$2,874	(9)%

Adjusted noninterest expense [1]	$1,328	$1,338	(1)%	$2,608	$2,695	(3)%
1 See Table 1 in this MD&A for a reconcilement of non-U.S. GAAP measures and additional information.

Noninterest expense decreased $189 million, or 12%, compared to the second quarter of 2014, and decreased $266 million, or 9%, compared to the six months ended June 30, 2014. The decrease for both periods was driven primarily by $179 million of legacy mortgage-related operating losses recognized in the second quarter of 2014. Adjusted noninterest expense decreased 1% and 3% during the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The decrease for both periods was primarily due to the sale of RidgeWorth and our continued focus on expense management. Affordable housing impairment charges recognized in the first quarter of 2014 also contributed to the decrease in noninterest expense for the six months ended June 30, 2015, compared to the same period in 2014.
Personnel expenses decreased $7 million, or 1%, compared to the second quarter of 2014, and $36 million, or 2%, compared to the six months ended June 30, 2014. The decrease for both periods was largely due to the sale of RidgeWorth, partially offset by higher incentive compensation based on improved business performance.
Outside processing and software expenses increased $23 million, or 13%, compared to the second quarter of 2014, and $43 million, or 12%, compared to the six months ended June 30, 2014. The increase for both periods was due to higher business activity levels, the timing associated with rendering certain services, and higher costs related to certain technology and regulatory initiatives.

Regulatory assessments decreased $5 million, or 13%, compared to the second quarter of 2014, and $8 million, or 10%, compared to the six months ended June 30, 2014. The decrease for both periods was driven primarily by lower FDIC insurance premiums arising from improvements in our risk profile.
Operating losses decreased $202 million, or 93%, compared to the second quarter of 2014, and $209 million, or 87%, compared to the six months ended June 30, 2014. The decrease for both periods was primarily due to $179 million of legacy mortgage-related charges and impairment charges recognized in the second quarter of 2014, as well as 2015 recoveries of previously recognized mortgage-related losses.
Other noninterest expense decreased $9 million, or 7%, compared to the second quarter of 2014, and $60 million, or 22%, compared to the six months ended June 30, 2014. The decrease during the current quarter compared to the second quarter 2014 was driven primarily by broad-based declines in other expense categories, partially offset by $14 million of debt extinguishment costs, net of related hedges, recognized in the current quarter related to balance sheet repositioning activity. The decrease compared to the six months ended June 30, 2014 was due to current year recoveries of previously recognized losses related to the financial crisis, and the $36 million impairment of legacy affordable housing assets recognized during the first quarter of 2014.

LOANS
Our disclosures about the credit quality of our loan portfolio and the related credit reserves (i) describe the nature of credit risk inherent in the loan portfolio, (ii) provide information on how we analyze and assess credit risk in arriving at an adequate and appropriate ALLL, and (iii) explain changes in the ALLL as well as reasons for those changes.
Our loan portfolio consists of three loan segments: commercial, residential, and consumer. Loans are assigned to these segments based on the type of borrower, purpose, collateral, and/or our underlying credit management processes. Additionally, we further disaggregate each loan segment into loan types based on common characteristics within each loan segment.
Commercial Loans
C&I loans include loans to fund business operations or activities, loans secured by owner-occupied properties, corporate credit cards, and other wholesale lending activities. Commercial loans secured by owner-occupied properties are classified as C&I loans because the primary source of loan repayment for these properties is business income and not real estate operations. CRE and commercial construction loans include investor loans where repayment is largely dependent upon the operation, refinance, or sale of the underlying real estate.
Residential Loans
Residential mortgages, both government-guaranteed and nonguaranteed, consist of loans secured by 1-4 family homes, mostly prime, first-lien loans. Home equity products consist of equity lines of credit and closed-end equity loans that may be in either a first lien or junior lien position. Residential construction loans include owner-occupied residential lot loans and construction-to-perm loans.

Consumer Loans
Consumer loans include government-guaranteed student loans, other direct loans (consisting primarily of direct auto loans, loans secured by negotiable collateral, unsecured loans, and private student loans), indirect loans (consisting of loans secured by automobiles, boats, and recreational vehicles), and consumer credit cards.

The composition of our loan portfolio is shown in Table 6.

Loan Portfolio by Types of Loans		Table 6
(Dollars in millions)	June 30, 2015	December 31, 2014	% Change
Commercial loans:
C&I	$65,713	$65,440	—%
CRE	6,058	6,741	(10)
Commercial construction	1,530	1,211	26
Total commercial loans	73,301	73,392	—
Residential loans:
Residential mortgages - guaranteed	625	632	(1)
Residential mortgages - nonguaranteed [1]	24,038	23,443	3
Home equity products	13,672	14,264	(4)
Residential construction	401	436	(8)
Total residential loans	38,736	38,775	—
Consumer loans:
Guaranteed student	4,401	4,827	(9)
Other direct	5,329	4,573	17
Indirect	9,834	10,644	(8)
Credit cards	937	901	4
Total consumer loans	20,501	20,945	(2)
LHFI	$132,538	$133,112	—%
LHFS [2]	$2,457	$3,232	(24)%
1 Includes $263 million and $272 million of LHFI carried at fair value at June 30, 2015 and December 31, 2014, respectively.
2 Includes $1.9 billion of LHFS carried at fair value at both June 30, 2015 and December 31, 2014.

We believe that our loan portfolio is well diversified by product, client, and geography. However, the loan portfolio may be exposed to concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, types of collateral, certain industries, certain loan products, or regions of the country. The energy industry vertical is an important component of our overall CIB business and it represents 2% of the total loan portfolio, with approximately 55% of the balance in the midstream and downstream sectors, which are not as meaningfully impacted by commodity price volatility. Loan balances in the energy industry vertical decreased relative to the prior quarter as utilization declined and a number of clients accessed capital markets to bolster liquidity. We have not experienced any meaningful delinquencies or defaults related to these loans during the current quarter. Also, we have taken proactive actions in prior quarters to account for this exposure in our determination of reserves, and we will remain vigilant given the uncertainty associated with oil and gas prices. See Note 5, “Loans,” to the Consolidated Financial Statements in this Form 10-Q for more information.

Table 7 shows the breakdown of our LHFI portfolio by geographic region:

LHFI Portfolio by Geography						Table 7
	June 30, 2015
	Commercial		Residential		Consumer
(Dollars in millions)	Portfolio Balance	% of Total Commercial	Portfolio Balance	% of Total Residential	Portfolio Balance	% of Total Consumer
Geography:
Florida	$12,423	17%	$9,849	25%	$3,557	17%
Georgia	9,323	13	5,880	15	1,595	8
Virginia	6,851	9	5,883	15	1,414	7
Tennessee	4,629	6	2,171	6	747	4
North Carolina	4,220	6	3,579	9	1,308	6
Maryland	3,880	5	4,122	11	1,251	6
South Carolina	1,503	2	1,820	5	428	2
District of Columbia	1,342	2	772	2	84	1
Total banking region	44,171	60	34,076	88	10,384	51
California, Illinois, Pennsylvania, Texas, New Jersey, and New York	14,704	20	2,767	7	5,427	26
All other states	14,426	20	1,893	5	4,690	23
Total outside banking region	29,130	40	4,660	12	10,117	49
Total	$73,301	100%	$38,736	100%	$20,501	100%

	December 31, 2014
	Commercial		Residential		Consumer
(Dollars in millions)	Portfolio Balance	% of Total Commercial	Portfolio Balance	% of Total Residential	Portfolio Balance	% of Total Consumer
Geography:
Florida	$12,333	17%	$10,152	26%	$3,651	17%
Georgia	9,221	13	5,955	15	1,579	8
Virginia	7,191	10	5,721	15	1,479	7
Tennessee	4,728	6	2,237	6	749	4
North Carolina	3,733	5	3,623	9	1,366	7
Maryland	3,903	5	3,952	10	1,304	6
South Carolina	1,441	2	1,855	5	431	2
District of Columbia	1,313	2	703	2	92	—
Total banking region	43,863	60	34,198	88	10,651	51
California, Illinois, Pennsylvania, Texas, New Jersey, and New York	15,926	22	2,630	7	5,367	26
All other states	13,603	18	1,947	5	4,927	23
Total outside banking region	29,529	40	4,577	12	10,294	49
Total	$73,392	100%	$38,775	100%	$20,945	100%

Loans Held for Investment
LHFI totaled $132.5 billion at June 30, 2015, a decrease of $574 million from December 31, 2014. The decrease was primarily due to the sale of $1.0 billion of consumer indirect auto loans to third parties through a securitization transaction in June and the sale of $350 million of guaranteed student loans in April, partially offset by moderate loan growth during the first six months of 2015 in certain loan products as described below. Going forward, we may periodically conduct additional auto loan securitization transactions, as they allow us to more efficiently use the balance sheet and diversify our funding sources, while still being an active loan originator and partner to our auto dealership clients.
Average performing loans during the second quarter of 2015 totaled $132.2 billion compared to $132.7 billion during the first quarter of 2015. The slight decrease was driven primarily by the same factors as discussed above related to the change in period end LHFI, combined with continued elevated paydowns in certain segments given the low interest rate and credit spread environment. See the "Net Interest Income/Margin" section of this MD&A for more information regarding average loan balances.
Commercial loans were relatively stable during the first six months of 2015. Commercial construction loans increased $319 million, or 26%, compared to December 31, 2014, driven primarily by advances on existing loans with developer clients. C&I loans were relatively stable during the first six months of 2015 as growth in a number of industry verticals and client segments was offset by targeted reductions in lower-return areas. CRE loans decreased $683 million, or 10%, during the first six months of 2015, largely due to elevated paydowns.
Residential loans were relatively stable during the first six months of 2015. Nonguaranteed residential mortgages increased $595 million, or 3%, offset by a $592 million, or 4%, decrease in home equity products. Home equity products decreased as paydowns exceeded new originations and draws during the first six months of 2015.
At June 30, 2015, 40% of our home equity products were in a first lien position and 60% were in a junior lien position. For home equity products in a junior lien position, we own or service 30% of the loans that are senior to the home equity product. Additionally, approximately 9% of the home equity line portfolio is due to convert to amortizing term loans by the end of 2015 and an additional 43% enter the conversion phase over the following three years. Based on historical trends, within 12 months of the end of their draw period, approximately 79% of all accounts, and approximately 68% of accounts with a balance, are closed or refinanced into an amortizing loan or a new line of credit.
We perform credit management activities to limit our loss exposure on home equity accounts. These activities may result in the suspension of available credit and curtailment of available draws of most home equity junior lien accounts when the first lien position is delinquent, including when the junior lien is still current. We monitor the delinquency status of first mortgages serviced by other parties and actively monitor refreshed credit bureau scores of borrowers with junior liens, as these scores are highly sensitive to first lien mortgage delinquency. At June 30, 2015 and December 31, 2014, our home equity junior lien loss severity was approximately 81% and 80%, respectively. The average borrower FICO score related to loans in our home equity portfolio was approximately 760 at both June 30, 2015 and December 31, 2014, and the average outstanding loan size was approximately $46,000 at both June 30, 2015 and December 31, 2014.
Consumer loans decreased $444 million, or 2%, during the first six months of 2015. The decrease was attributable to an $810 million, or 8%, decrease in indirect loans and a $426 million, or 9%, decrease in government-guaranteed student loans, partially offset by a $756 million, or 17%, increase in consumer direct loans given continued growth in our online origination channels. The decrease in consumer indirect loans was due to our second quarter securitization of $1.0 billion in consumer indirect auto loans, while the decrease in student loans was driven by a $350 million student loan sale in April. The mix of consumer loans has improved through growth in our higher-return consumer direct loan portfolio, offset by a reduction in our lower-return indirect loan portfolio.
Going forward, we will continue to seek opportunities to help finance our clients' growth plans, particularly given the solid economic conditions in our markets. Production trends and client activity levels remain healthy and we will continue to focus on improving returns and ensuring new business exceeds our cost of capital.
Loans Held for Sale
LHFS decreased $775 million, or 24%, during the first six months of 2015, largely due to loan sales and loan transfers to LHFI exceeding mortgage production volume. Loan transfers from LHFS to LHFI totaled $651 million during the first half of 2015, comprised primarily of indirect auto loans that were previously transferred to LHFS in anticipation of being sold, no longer meeting the criteria for sale.
Asset Quality
Our asset quality performance remained strong during the first six months of 2015, driven by overall improvements in the economy, improved residential housing markets, resolution of existing NPAs, and lower levels of new NPLs. This was primarily driven by lower delinquencies, as well as higher prices upon disposition of foreclosed assets. Asset quality conditions are likely to remain favorable over the medium-term given the economic environment combined with the proactive actions we have taken to de-risk, diversify, and improve the quality of our new loan production.
NPLs decreased $153 million, or 24%, during the first six months of 2015, largely driven by a reduction in residential mortgage and home equity products NPLs. During the second quarter of 2015, we transferred $110 million of nonperforming mortgage loans to LHFS. At June 30, 2015, the percentage of NPLs to total LHFI was 0.36%, down 12 basis points compared to December 31, 2014.
For the second quarter of 2015 and 2014, net charge-offs were $87 million and $113 million, respectively, a decrease of $26 million, or 23%, largely driven by further improvement in the quality of our residential loan portfolio. Net charge-offs for the first six months of 2015 and 2014 were $187 million and $223 million, respectively, a decrease of $36 million, or 16%. During the second quarter and first six months of 2015, the annualized net charge-off ratio declined to 0.26% and 0.28%, respectively, compared to 0.35% during both of the same periods in 2014. Net charge-off ratios are likely to remain under 40 basis points in the near-term; however any given quarter can be impacted by discrete items, particularly given the current low overall net charge-off and NPL ratios.
Total early stage delinquencies decreased 14 basis points from December 31, 2014 to 0.50% of total loans at June 30, 2015. Early stage delinquencies, excluding government-guaranteed loans, improved five basis points from December 31, 2014 to 0.25% of total loans at June 30, 2015. At June 30, 2015, early stage delinquencies for all loan classes were stable to improved compared to December 31, 2014.

ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the unfunded commitments reserve. A rollforward of our allowance for credit losses and summarized credit loss experience is shown in Table 8. See "Critical Accounting Policies - Allowance for Credit Losses" and Note 1, "Significant Accounting Policies" to

our 2014 Annual Report on Form 10-K, as well as Note 6, "Allowance for Credit Losses," to the Consolidated Financial Statements in this Form 10-Q for further information regarding our ALLL accounting policy, determination, and allocation.

Summary of Credit Losses Experience						Table 8
	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2015	2014	% Change [5]	2015	2014	% Change
Allowance for Credit Losses
Balance - beginning of period	$1,947	$2,086	(7)%	$1,991	$2,094	(5)%
(Benefit)/provision for unfunded commitments	(2)	(3)	(33)	(2)	(7)	(71)
Provision/(benefit) for loan losses:
Commercial loans	33	18	83	40	57	(30)
Residential loans	(16)	32	NM	9	80	(89)
Consumer loans	11	26	(58)	35	45	(22)
Total provision for loan losses	28	76	(63)	84	182	(54)
Charge-offs:
Commercial loans	(31)	(38)	(18)	(59)	(71)	(17)
Residential loans	(61)	(90)	(32)	(129)	(175)	(26)
Consumer loans	(31)	(30)	3	(66)	(63)	5
Total charge-offs	(123)	(158)	(22)	(254)	(309)	(18)
Recoveries:
Commercial loans	15	12	25	26	26	—
Residential loans	10	23	(57)	19	40	(53)
Consumer loans	11	10	10	22	20	10
Total recoveries	36	45	(20)	67	86	(22)
Net charge-offs	(87)	(113)	(23)	(187)	(223)	(16)
Balance - end of period	$1,886	$2,046	(8)%	$1,886	$2,046	(8)%
Components:
ALLL				$1,834	$2,003	(8)%
Unfunded commitments reserve [1]				52	43	21
Allowance for credit losses				$1,886	$2,046	(8)%
Average LHFI	$132,829	$130,734	2%	$133,082	$129,635	3%
Period-end LHFI outstanding				132,538	129,744	2
Ratios:
ALLL to period-end LHFI [2,3]				1.39%	1.55%	(10)%
ALLL to NPLs [4]				3.82x	2.25x	70
ALLL to net charge-offs (annualized)	5.23x	4.41x	19%	4.87x	4.45x	9
Net charge-offs to average LHFI (annualized)	0.26%	0.35%	(26)	0.28%	0.35%	(20)
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.
2 $263 million and $292 million of loans carried at fair value at June 30, 2015 and 2014, respectively, were excluded from period-end LHFI in the calculation, as no allowance is recorded for loans held at fair value. We believe that this presentation more appropriately reflects the relationship between the ALLL and loans that attract an allowance.
3 Excluding government-guaranteed loans of $5.0 billion and $6.1 billion from period-end LHFI in the calculation at June 30, 2015 and 2014, respectively, results in ratios of 1.44% and 1.62%, respectively.
4 $2 million and $7 million of NPLs carried at fair value at June 30, 2015 and 2014, respectively, were excluded from NPLs in the calculation.
5 “NM” - Not meaningful. Those changes over 100 percent were not considered to be meaningful.

Provision for Credit Losses
The total provision for credit losses includes the provision for loan losses and the benefit/provision for unfunded commitments. The provision for loan losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. During the second quarter of 2015, the provision for loan losses decreased $48 million, or 63%, compared to the second quarter of 2014. The decline in the provision was primarily due to continued improvement in the asset quality of the residential loan segment as evidenced by the significant improvement in NPLs, net charge-offs, and delinquencies. Partially offsetting this decrease was an increase in our commercial loan loss provision reflecting risk rating downgrades of certain oil and gas and other corporate clients that occurred in the current quarter. For the first six months of 2015, the total provision for loan losses decreased $98 million, or 54%, compared to the same period in 2014. This decline in the overall provision for loan losses was largely driven by the further improvement in credit quality and lower net charge-offs in our residential and commercial loan portfolios.
For the remainder of 2015, we expect our provision for loan losses to increase relative to the current quarter, but remain lower than similar periods in 2014, given continued improvements in asset quality. Looking towards 2016, we expect improvements in asset quality to abate and economic and growth conditions to normalize, and thus, we expect the provision for loan losses to more closely match net charge-offs. The ultimate level of reserves and provision will be determined by our rigorous quarterly review processes, which are informed by trends in our LHFI portfolio (including historical loss experience, expected loss calculations, delinquencies, performing status, size and composition of the loan portfolio, and concentrations within the portfolio) combined with a view on economic conditions. Despite the improvement in many credit quality metrics, the ALLL level is also impacted by other indicators of credit risk associated with the portfolio, such as geopolitical and economic risks and the increasing availability of credit and resultant higher levels of leverage for consumers and commercial borrowers.

Allowance for Loan and Lease Losses

ALLL by Loan Segment		Table 9
(Dollars in millions)	June 30, 2015	December 31, 2014
ALLL:
Commercial loans	$993	$986
Residential loans	676	777
Consumer loans	165	174
Total	$1,834	$1,937
Segment ALLL as % of total ALLL:
Commercial loans	54%	51%
Residential loans	37	40
Consumer loans	9	9
Total	100%	100%
Segment LHFI as % of total LHFI:
Commercial loans	55%	55%
Residential loans	29	29
Consumer loans	16	16
Total	100%	100%
The ALLL decreased $103 million, or 5%, from December 31, 2014 to $1.8 billion at June 30, 2015. The decrease was primarily driven by the further improvement in asset quality. The results of our recent Shared National Credit exam are reflected in our ALLL at June 30, 2015. The ALLL to period-end LHFI ratio decreased seven basis points from December 31, 2014 to 1.39% at June 30, 2015, excluding loans carried at fair value from period-end LHFI in the calculation. We continue to expect the ratio to gradually trend down for the remainder of 2015 assuming asset quality and economic conditions remain favorable. The ratio of the ALLL to total NPLs increased to 3.82x at June 30, 2015, compared to 3.07x at December 31, 2014, resulting from a decrease in NPLs largely due to the second quarter of 2015 transfer of $110 million of mortgage NPLs to LHFS partially offset by the decrease in our ALLL.

NONPERFORMING ASSETS

The following table presents our NPAs:

		Table 10
(Dollars in millions)	June 30, 2015	December 31, 2014	% Change [3]
Nonaccrual/NPLs:
Commercial loans:
C&I	$140	$151	(7)%
CRE	17	21	(19)
Commercial construction	1	1	—
Total commercial NPLs	158	173	(9)
Residential loans:
Residential mortgages - nonguaranteed	147	254	(42)
Home equity products	153	174	(12)
Residential construction	18	27	(33)
Total residential NPLs	318	455	(30)
Consumer loans:
Other direct	4	6	(33)
Indirect	1	—	NM
Total consumer NPLs	5	6	(17)
Total nonaccrual/NPLs [1]	481	634	(24)
OREO [2]	72	99	(27)
Other repossessed assets	6	9	(33)
Nonperforming LHFS	98	38	NM
Total NPAs	$657	$780	(16)%
Accruing LHFI past due 90 days or more	$910	$1,057	(14)%
Accruing LHFS past due 90 days or more	1	1	—
TDRs:
Accruing restructured loans	$2,576	$2,592	(1)%
Nonaccruing restructured loans [1]	185	273	(32)
Ratios:
NPLs to period-end LHFI	0.36%	0.48%	(25)%
NPAs to period-end LHFI, OREO, other repossessed assets, and nonperforming LHFS	0.49	0.59	(17)
1 Nonaccruing restructured loans are included in total nonaccrual/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets in the Consolidated Balance Sheets until the funds are received and the property is conveyed. The receivable amount related to proceeds due from the FHA or the VA totaled $55 million and $57 million at June 30, 2015 and December 31, 2014, respectively.
3 "NM" - not meaningful. Those changes over 100 percent were not considered to be meaningful.

NPAs decreased $123 million, or 16%, during the first six months of 2015, primarily due to the continued improvement in asset quality and the related economic environment. At June 30, 2015, our ratio of NPLs to period-end LHFI was 0.36%, down from 0.48% at December 31, 2014, reflecting the decrease in NPLs. We expect the ratio of NPLs to period-end LHFI to be stable for the remainder of 2015 as the ratio has reached a level comparable to that of the pre-financial crisis (2006).
Nonaccrual loans, loans over 90 days past due and still accruing, and TDR loans, are problem loans or loans with potential weaknesses that are disclosed in the NPA table above. Loans with known potential credit problems that may not otherwise be disclosed in this table include accruing criticized commercial loans, which are disclosed along with additional credit quality information in Note 5, “Loans,” to the Consolidated Financial Statements in this Form 10-Q. At June 30, 2015 and December 31, 2014, there were no known significant potential problem loans that are not otherwise disclosed.

Nonperforming Loans
Residential NPLs were the largest driver of the overall decrease in NPLs, down $137 million, or 30%, from December 31, 2014 to $318 million at June 30, 2015, primarily due to the current quarter transfer of $110 million of nonperforming mortgages to LHFS. Nonperforming commercial loans decreased $15 million, or 9%, from December 31, 2014 to $158 million at June 30, 2015.
Interest income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis. Interest income on commercial nonaccrual loans is not generally recognized until after the principal amount has been reduced to zero. We recognized $8 million and $6 million of interest income related to nonaccrual loans during the second quarter of 2015 and 2014, respectively, and $12 million and $11 million during the first six months of 2015 and 2014, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $8 million and $12 million would have been recognized during the second quarter of 2015 and 2014, respectively, and $16 million and $25 million during the first six months of 2015 and 2014, respectively.

Other Nonperforming Assets
OREO decreased $27 million, or 27%, during the first six months of 2015 as a result of net decreases of $19 million in residential homes, $6 million in commercial properties, and $2 million in residential construction related properties. Sales of OREO resulted in proceeds of $68 million and $122 million during the first six months of 2015 and 2014, respectively, contributing to net gains on sales of OREO of $13 million and $23 million, respectively, inclusive of valuation reserves.
Geographically, most of our OREO properties are located in Florida, Georgia, and North Carolina. Residential and commercial real estate properties comprised 78% and 14%, respectively, of the $72 million in total OREO at June 30, 2015; the remainder is related to land and other properties. Upon foreclosure, the values of these properties were reevaluated and, if necessary, written down to their then-current estimated value less estimated costs to sell. Any further decreases in values could result in additional losses on these properties as we periodically revalue them. See the "Non-recurring Fair Value Measurements" section within Note 14, "Fair Value Election and Measurement," to the Consolidated Financial Statements in this Form 10-Q for additional information.
Gains and losses on the sale of OREO are recorded in other noninterest expense in the Consolidated Statements of Income. Sales of OREO and the related gains or losses are highly dependent on our disposition strategy and buyer opportunities. We are actively managing and disposing of these foreclosed assets to minimize future losses.
Accruing loans past due 90 days or more included LHFI and LHFS and totaled $911 million and $1.1 billion, at June 30, 2015 and December 31, 2014, respectively. Of these, 96% and 97% were government-guaranteed at June 30, 2015 and December 31, 2014, respectively. Accruing LHFI past due 90 days or more decreased $147 million, or 14%, during the first six months of 2015, primarily driven by a reduction in government-guaranteed student loans.

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
Table 11 displays our residential real estate TDR portfolio by modification type and payment status. Guaranteed loans that have been repurchased from Ginnie Mae under an early buyout clause and subsequently modified have been excluded from the table. Such loans totaled approximately $56 million and $49 million at June 30, 2015 and December 31, 2014, respectively.

Selected Residential TDR Data						Table 11
	June 30, 2015
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent [1]	Total	Current	Delinquent [1]	Total
Rate reduction	$888	$60	$948	$14	$31	$45
Term extension	9	4	13	—	1	1
Rate reduction and term extension	1,172	89	1,261	16	45	61
Other [2]	166	11	177	8	18	26
Total	$2,235	$164	$2,399	$38	$95	$133

	December 31, 2014
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent [1]	Total	Current	Delinquent [1]	Total
Rate reduction	$784	$69	$853	$16	$40	$56
Term extension	13	4	17	1	1	2
Rate reduction and term extension	1,251	103	1,354	30	68	98
Other [2]	173	11	184	12	26	38
Total	$2,221	$187	$2,408	$59	$135	$194
1 TDRs considered delinquent for purposes of this table were those at least thirty days past due.
2 Primarily consists of extensions and deficiency notes.

At June 30, 2015, our total TDR portfolio was $2.8 billion and was composed of $2.5 billion, or 92%, of residential loans (predominantly first and second lien residential mortgages and home equity lines of credit), $128 million, or 5%, of consumer loans, and $89 million, or 3%, of commercial loans (predominantly income-producing properties). Total TDRs decreased $104 million, or 4%, from December 31, 2014. Nonaccruing TDRs decreased $88 million, or 32%, and accruing TDRs decreased $16 million, or 1%, from December 31, 2014, respectively.
Generally, interest income on restructured loans that have met sustained performance criteria and have been returned to accruing status is recognized according to the terms of the restructuring. Such recognized interest income was $28 million and $31 million during the second quarter of 2015 and 2014, respectively, and $58 million and $63 million for the first six months of 2015 and 2014, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $37 million and $39 million during the second quarter of 2015 and 2014, respectively, and $73 million and $81 million for the first six months of 2015 and 2014, respectively, would have been recognized.

SELECTED FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE
The following is a discussion of the more significant financial assets and financial liabilities that are measured at fair value on the Consolidated Balance Sheets at June 30, 2015 and December 31, 2014. For a complete discussion of our financial instruments measured at fair value and the methodologies used to estimate the fair values of our financial instruments, see Note 14, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.

Trading Assets and Liabilities and Derivative Instruments
Trading assets and derivative instruments increased $236 million, or 4%, compared to December 31, 2014, primarily due to increases in U.S. Treasury securities, corporate and other debt securities, agency MBS, and trading loans resulting from normal changes in the trading portfolio product mix as we grow our business and continue to meet our clients' needs. These increases were partially offset by decreases in CP and net derivative instruments. Trading liabilities and derivative instruments increased $81 million, or 7%, compared to December 31, 2014, primarily due to an increase in U.S. Treasury securities, partially offset by a decrease in net derivative liabilities resulting from normal business activity. See Note 13, “Derivative Financial Instruments,” to the Consolidated Financial Statements in this Form 10-Q for additional information on our derivative instruments. For a discussion of market risk associated with our trading activities, refer to the “Market Risk Management—Market Risk from Trading Activities” section of this MD&A.

Securities Available for Sale				Table 12
	June 30, 2015
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$2,905	$16	$8	$2,913
Federal agency securities	466	13	2	477
U.S. states and political subdivisions	178	6	—	184
MBS - agency	22,431	461	159	22,733
MBS - private	110	2	—	112
ABS	15	2	—	17
Corporate and other debt securities	35	2	—	37
Other equity securities [1]	639	1	—	640
Total securities AFS	$26,779	$503	$169	$27,113
1 At June 30, 2015, the fair value of other equity securities was comprised of the following: $174 million in FHLB of Atlanta stock, $402 million in Federal Reserve Bank of Atlanta stock, $58 million in mutual fund investments, and $6 million of other.

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

The securities AFS portfolio is managed as part of our overall liquidity management and ALM process to optimize income and portfolio value over an entire interest rate cycle while mitigating the associated risks. Changes in the size and composition of the portfolio reflect our efforts to maintain a high quality, liquid portfolio while managing our interest rate risk profile. The amortized cost of the portfolio increased $522 million during the first six months of 2015, as our U.S. Treasury securities portfolio increased to help meet the forthcoming LCR requirement. The fair value of the portfolio increased $343 million during the first six months of 2015, as the increase in amortized cost was partially offset by a $179 million decrease in net unrealized gains driven by higher market interest rates during the second quarter of 2015.
During the six months ended June 30, 2015, we recorded $14 million in net realized gains related to the sale of securities AFS, compared to net realized losses of $2 million during the six months ended June 30, 2014. There were no OTTI losses recognized in earnings during the six months ended June 30, 2015 and $1 million OTTI losses recognized in earnings for the six months ended June 30, 2014. For additional information on composition and valuation assumptions related to the securities AFS portfolio, see Note 4, "Securities Available for Sale," and the “Trading Assets and Derivative Instruments and Securities Available for Sale” section of Note 14, “Fair Value Election and

Measurement,” to the Consolidated Financial Statements in this Form 10-Q.
For the second quarter of 2015, the average yield on an FTE basis for the securities AFS portfolio was 2.09%, compared to 2.61% for the second quarter of 2014. For the six months ended June 30, 2015, the average yield on a FTE basis for the securities AFS portfolio was 2.13%, compared to 2.66% for the six months ended June 30, 2014. The decrease in average yield was due to lower income and higher average balances during both periods. The decline in income was driven by MBS premium amortization as a result of increased MBS prepayments, partially offset by increased interest income during the periods due to higher average balances. Premium amortization expense will likely decline in the third quarter of 2015 due to actions we have taken to modestly reposition our securities AFS portfolio.
The securities AFS portfolio had an effective duration of 4.4 years at June 30, 2015 compared to 3.6 years at December 31, 2014. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in market interest rates, taking into consideration embedded options. An effective duration of 4.4 years suggests an expected price change of approximately 4.4% for a 100 basis point instantaneous change in market interest rates.
The credit quality and liquidity profile of the securities AFS portfolio remained strong at June 30, 2015 and consequently, we believe that we have the flexibility to respond to changes in the economic environment and take actions as opportunities arise to manage our interest rate risk profile and balance liquidity risk against investment returns. Over the longer term, the size and composition of the securities AFS portfolio will reflect balance sheet trends, our overall liquidity position, and interest rate risk management objectives. Accordingly, the size and composition of the securities AFS portfolio could change over time.
Federal Home Loan Bank and Federal Reserve Bank Stock
We previously acquired capital stock in the FHLB of Atlanta as a precondition for becoming a member of that institution. As a member, we are able to take advantage of competitively priced advances as a wholesale funding source and to access grants and low-cost loans for affordable housing and community development projects, among other benefits. At June 30, 2015, we held a total of $174 million of capital stock in the FHLB, a decrease of $202 million compared to December 31, 2014. This decrease in our holdings of FHLB capital stock was due to our redemption of stock related to a decline in FHLB borrowings over the same period. During the three and six months ended June 30, 2015, we recognized dividends related to FHLB capital stock of $3 million and $7 million, respectively, compared to $3 million and $6 million during the three and six months ended June 30, 2014, respectively.
Similarly, to remain a member of the Federal Reserve System, we are required to hold a certain amount of capital stock, determined as either a percentage of the Bank’s capital or as a percentage of total deposit liabilities. At June 30, 2015, we held $402 million of Federal Reserve Bank of Atlanta stock, unchanged from December 31, 2014. During both the three and six months ended June 30, 2015 and 2014, we recognized dividends related to Federal Reserve Bank of Atlanta stock of $6 million and $12 million, respectively.

BORROWINGS

Short-Term Borrowings								Table 13
	June 30, 2015		Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Balance	Rate	Daily Average		Maximum Outstanding at any Month-End	Daily Average		Maximum Outstanding at any Month-End
(Dollars in millions)			Balance	Rate		Balance	Rate
Funds purchased [1]	$1,011	0.08%	$710	0.10%	$1,011	$874	0.10%	$1,299
Securities sold under agreements to repurchase [1]	1,858	0.26	1,827	0.20	1,858	1,874	0.20	1,896
Other short-term borrowings	3,248	0.18	1,582	0.14	3,248	2,635	0.17	4,426
Total	$6,117		$4,119			$5,383

	June 30, 2014		Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Balance	Rate	Daily Average		Maximum Outstanding at any Month-End	Daily Average		Maximum Outstanding at any Month-End
(Dollars in millions)			Balance	Rate		Balance	Rate
Funds purchased [1]	$1,053	0.09%	$825	0.09%	$1,078	$907	0.09%	$1,375
Securities sold under agreements to repurchase [1]	2,192	0.14	2,148	0.12	2,192	2,175	0.11	2,228
Other short-term borrowings	5,870	0.24	5,796	0.23	6,395	5,692	0.24	6,395
Total	$9,115		$8,769			$8,774
1 Funds purchased and securities sold under agreements to repurchase mature overnight or at a fixed maturity generally not exceeding three months. Rates on overnight funds reflect current market rates. Rates on fixed maturity borrowings are set at the time of the borrowings.
Our total period-end short-term borrowings at June 30, 2015 decreased $3.0 billion, or 33%, from June 30, 2014, primarily due to a $2.6 billion decrease in other short-term borrowings and a $334 million decrease in securities sold under agreements to repurchase. The decrease in other short-term borrowings was due to a $1.8 billion decline in outstanding FHLB advances and a $1.1 billion decline in master notes, partially offset by an increase of $207 million in dealer collateral held.
During the three months ended June 30, 2015, our total daily average short-term borrowings decreased $4.7 billion, or 53%, compared to the three months ended June 30, 2014. The decrease was driven primarily by a decrease in other short-term borrowings of $4.2 billion, consisting of a $3.3 billion decrease in FHLB advances and a $1.1 billion decrease in master notes, partially offset by an increase in dealer collateral held of $190 million. These reductions in wholesale funding were enabled by strong growth in client deposits.
During the six months ended June 30, 2015, our total daily average short-term borrowings decreased $3.4 billion, or 39%, compared to the six months ended June 30, 2014. The decrease was largely driven by decreases in other short-term borrowings of $3.1 billion, due to decreases of $2.3 billion in FHLB advances and $875 million in master notes, partially offset by an increase of $176 million in dealer collateral held.
For the six months ended June 30, 2015, our maximum outstanding balance at any month-end for other short-term borrowings was higher than our period-end balance primarily due to maturities of FHLB advances toward the end of the first quarter.

Long-Term Debt
During the six months ended June 30, 2015, our long-term debt decreased by $2.9 billion, or 22%, primarily driven by the termination of FHLB advances in the second quarter of 2015. The early termination of FHLB advances in the second quarter of 2015 were related to a repositioning of the balance sheet and resulted in the recognition of $14 million in debt extinguishment costs, net of related hedges.
Average long-term debt for the three months ended June 30, 2015 increased $396 million, or 3%, compared to the average for the three months ended June 30, 2014, predominantly driven by a $524 million increase in average long-term FHLB advances, partially offset by a $113 million decrease in average direct finance leases.
Average long-term debt for the six months ended June 30, 2015 increased $1.0 billion, or 9%, compared to the average for the six months ended June 30, 2014, predominantly driven by a $758 million increase in average long-term FHLB advances. There have been no other material changes in our long-term debt as described in our 2014 Annual Report on Form 10-K.
CAPITAL RESOURCES
Our primary federal regulator, the Federal Reserve, measures capital adequacy within a framework that sets capital requirements relative to the risk profiles of individual banks. The framework assigns risk weights to assets and off-balance sheet risk exposures according to predefined classifications, creating a base from which to compare capital levels. Effective January 1, 2015, we measure capital adequacy using the standardized approach to the Federal Reserve's Basel III Final Rule. Basel III retained the general framework from the prior capital adequacy calculations under Basel I, but certain predefined classifications have changed and risk weightings have been revised. Additionally, Basel III introduced a new capital measure, CET1, and revised what comprises Tier 1 and Total capital. Further, Basel III revised the requirements related to minimum capital adequacy levels.
CET1 is limited to common equity and related surplus (net of treasury stock), retained earnings, AOCI, and common equity minority interest, subject to limitations. Certain regulatory adjustments and exclusions are made to CET1, including removal of goodwill, other intangible assets, certain DTAs, the impact on capital arising from mark-to-market adjustments related to our credit spreads, and certain defined benefit pension fund net assets. Further, the standardized approach allows a one-time permanent election in the first reporting period under Basel III to exclude AOCI from the calculation of regulatory capital. We elected to exclude AOCI from the calculation of our CET1.
Tier 1 capital includes CET1, qualified preferred equity instruments, qualifying minority interest not included in CET1,

subject to limitations, and certain other regulatory deductions. Tier 1 capital includes a portion of trust preferred securities during 2015, but those instruments will be phased out of Tier 1 capital as of January 1, 2016 and will be reclassified as Tier 2 capital. As a result, $627 million in principal amount of Parent Company trust preferred securities currently outstanding will receive partial Tier 1 capital treatment during 2015 and will be treated as Tier 2 capital beginning on January 1, 2016.
Total capital consists of Tier 1 capital and Tier 2 capital, which includes qualifying portions of subordinated debt, trust preferred securities, minority interest not included in Tier 1 capital, ALLL up to a maximum of 1.25% of RWA, and a limited percentage of unrealized gains on equity securities.
To be considered "adequately capitalized," we are subject to minimum CET1, Tier 1 capital, and Total capital ratios of 4.5%, 6%, and 8%, respectively. To be considered “well-capitalized,” Tier 1 and Total capital ratios of 6% and 10%, respectively, are required. Additionally, beginning in 2016, a CCB amount of 0.625% is required to be maintained above the minimum capital ratios. The CCB will continue to increase each year through January 1, 2019 when the CCB amount will be fully phased-in at 2.5% above the minimum capital ratios. The CCB places restrictions on the amount of retained earnings that may be used for capital distributions or discretionary bonus payments as risk-based capital ratios approach their respective “adequately capitalized” minimum capital ratios plus the CCB.
We are also subject to a Tier 1 leverage ratio requirement, which measures Tier 1 capital against average total assets less certain deductions, as calculated in accordance with regulatory guidelines. The minimum leverage ratio threshold is 4% and is not subject to the CCB.
Risk weighting under Basel III was modified primarily to enhance risk sensitivity of RWA. Accordingly, additional risk weight categories were added and certain calculation methodologies were introduced to more precisely calculate exposure risk. Exposures that received a significant risk weight and/or calculation methodology change compared to Basel I included certain nonperforming and past-due loans, MSRs, certain unfunded commitments, derivatives, securitizations, and certain commercial and CRE loans.
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

Regulatory Capital	Table 14
(Dollars in millions)	June 30, 2015
CET1	$16,036
Tier 1 capital	17,423
Total capital	20,439
RWA	161,436
Average total assets for leverage ratio	182,289

Risk-based ratios :
CET1	9.93%
CET1 - fully phased-in [1]	9.76
Tier 1 capital	10.79
Total capital	12.66
Leverage	9.56
Total shareholders’ equity to assets	12.30

(Dollars in millions)	December 31, 2014 [2]
Tier 1 capital	$17,554
Total capital	20,338
RWA	162,516
Average total assets for leverage ratio	182,186

Tier 1 common equity:
Tier 1 capital	$17,554
Less:
Qualifying trust preferred securities	627
Preferred stock	1,225
Minority interest	108
Tier 1 common equity	$15,594

Risk-based ratios :
Tier 1 common equity	9.60%
Tier 1 capital	10.80
Total capital	12.51
Tier 1 leverage ratio	9.64
Total shareholders’ equity to assets	12.09
1 The CET1 ratio on a fully phased-in basis is estimated at June 30, 2015. See the "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures" section in this MD&A for a reconciliation of the fully phased-in CET1 ratio at June 30, 2015.
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

The Tier 1 capital ratio decreased slightly while the Total capital ratio increased compared to December 31, 2014, due primarily to the change in how capital and RWA is calculated under Basel III compared to Basel I. Specifically, Tier 1 capital and Total capital were impacted by the Basel III phase out of trust preferred securities from Tier 1 to Tier 2 capital, while RWA was predominantly affected by risk weight changes to certain commercial loans, letters of credit, unfunded commitments, and derivatives. At June 30, 2015, our capital ratios were well above current regulatory requirements.
Our estimate of the fully phased-in CET1 ratio of 9.76% at June 30, 2015 considers a 250% risk-weighting for MSRs, which is the primary driver for the difference in the CET1 ratio at June 30, 2015 compared to the estimated fully phased-in ratio in the same period. The increase in the fully phased-in ratio during the first six months of 2015 was due to an increase in retained earnings. Our estimated fully phased-in ratio is in excess of the 4.5% minimum CET1 ratio, and is also in excess of the 7.0% limit that includes the minimum level of 4.5% plus the 2.5% fully phased-in CCB. See Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for a reconciliation of our fully phased-in CET1 ratio.
The Board approved a 20% increase in our quarterly common stock dividend from $0.20 per share to $0.24 per share, beginning in the second quarter of 2015. We declared and paid common dividends totaling $229 million, or $0.44 per common share during the six months ended June 30, 2015, compared with $160 million, or $0.30 per common share during the six months ended June 30, 2014. Additionally, we recognized dividends on our preferred stock of $32 million and $19 million during the six months ended June 30, 2015 and 2014, respectively.
Various regulations administered by federal and state bank regulatory authorities restrict the Bank's ability to distribute its retained earnings. At June 30, 2015 and December 31, 2014, the Bank's capacity to pay cash dividends to the Parent Company under these regulations totaled approximately $2.2 billion and $2.9 billion, respectively.
During the first quarter of 2015, we announced capital plans in response to the Federal Reserve's review of and non-objection to our capital plan in conjunction with the 2015 CCAR. Our capital plan included the repurchase of common stock, an increase in the common stock dividend, and maintaining the current level of preferred stock dividends. To this end, the Board approved the repurchase of up to $875 million of our outstanding common stock between the second quarter of 2015 and the second quarter of 2016, which will be conducted relatively evenly on a quarterly basis. During the second quarter of 2015, we repurchased $175 million of our outstanding common stock at market value as part of this plan. During July 2015, we repurchased an additional $175 million of our outstanding common stock at market value as part of this plan.
Additionally, during the first quarter of 2015, we repurchased $115 million of our outstanding common stock at market value, which completed our repurchase of authorized shares as approved by the Board in conjunction with the 2014 capital plan.
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

Market Risk from Non-Trading Activities
The primary goal of interest rate risk management is to control exposure to interest rate risk, within policy limits approved by the Board. These limits and guidelines reflect our tolerance for interest rate risk over both short-term and long-term horizons. No limit breaches occurred during the six months ended June 30, 2015.
The major sources of our non-trading interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of freestanding or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, which, as described in additional detail below, are employed by management to understand net interest income sensitivity and MVE sensitivity. These measures show that our interest rate risk profile is moderately asset sensitive at June 30, 2015.
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
One of the primary methods that we use to quantify and manage interest rate risk is simulation analysis, which we use to model net interest income from assets, liabilities, and derivative positions under various interest rate scenarios and balance sheet structures. This analysis measures the sensitivity of net interest income over a two-year time horizon, which differs from the interest rate sensitivities in Table 15, which reflect a one-year time horizon. Key assumptions in the simulation analysis (and in the valuation analysis discussed below) relate to the behavior of interest rates and spreads, the changes in product balances, and the behavior of loan and deposit clients in different rate environments. This analysis incorporates several assumptions, the most material of which relate to the repricing characteristics and balance fluctuations of deposits with indeterminate or non-contractual maturities.
As the future path of interest rates is not known, we use simulation analysis to project net interest income under various scenarios including implied forward and deliberately extreme and perhaps unlikely scenarios. The analyses may include rapid and gradual ramping of interest rates, rate shocks, basis risk analysis, and yield curve twists. Specific strategies are also analyzed to determine their impact on net interest income levels and sensitivities.
The sensitivity analysis presented in Table 15 is measured as a percentage change in net interest income due to instantaneous moves in benchmark interest rates. Estimated changes set forth below are dependent upon material assumptions such as those previously discussed.

Net Interest Income Asset Sensitivity		Table 15

	Estimated % Change in Net Interest Income Over 12 Months [1]
(Basis points)	June 30, 2015	December 31, 2014
Rate Change
+200	4.4%	6.7%
+100	2.3%	3.5%
-25	(0.9)%	(1.0)%
1 Estimated % change of net interest income is reflected on a non-FTE basis.

The decrease in net interest income asset sensitivity compared to December 31, 2014 is due to a lower portion of variable rate loans to total loans (after giving consideration to hedging related actions) and slower assumed prepayments, given the increase in long-term rates. See additional discussion related to net interest income in the "Net Interest Income/Margin" section of this MD&A.
We also perform valuation analyses, which we use for discerning levels of risk present in the balance sheet and derivative positions that might not be taken into account in the net interest income simulation horizon. Whereas a net interest income simulation highlights exposures over a relatively short time horizon, our valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows and derivative cash flows minus the discounted present value of liability cash flows, the net of which is referred to as MVE. The sensitivity of MVE to changes in the level of interest rates is a measure of the longer-term repricing risk and options risk embedded in the balance sheet. Similar to the net interest income simulation, MVE uses instantaneous changes in rates. However, MVE values only the current balance sheet and does not incorporate projections that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the MVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios. At June 30, 2015, the MVE profile in Table 16 indicated a decline in net balance sheet value due to instantaneous upward changes in rates. MVE sensitivity is reported in both upward and downward rate shocks.

Market Value of Equity Sensitivity		Table 16

	Estimated % Change in MVE
(Basis points)	June 30, 2015	December 31, 2014
Rate Change
+200	(7.7)%	(4.2)%
+100	(3.5)%	(1.5)%
-25	0.6%	0.1%
The increase in MVE sensitivity compared to December 31, 2014 is primarily due to increased balance sheet duration arising from a combination of factors including, but not limited to, additional receive-fixed interest rate swaps, an increase in the securities AFS portfolio related to LCR compliance, slightly shorter deposit lives, and higher long-term interest rates, which reduces prepayment speeds on mortgage loans and securities. While an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under these rate scenarios, we believe that a gradual shift in interest rates would have a much more modest impact. Since MVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in MVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current year). Further, MVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changing product spreads that could mitigate the impact of changes in interest rates. The net interest income simulation and valuation analyses do not include actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

Market Risk from Trading Activities
We manage market risk associated with trading activities using a VAR approach that takes into account exposures resulting from interest rate risk, equity risk, foreign exchange rate risk, credit spread risk, and commodity price risk. For trading portfolios, VAR measures the estimated maximum loss from a trading position, given a specified confidence level and time horizon. VAR results are monitored daily against established limits for each trading portfolio. For risk management purposes, our VAR calculation is based on a historical simulation and measures the potential trading losses using a one-day holding period at a one-tail, 99% confidence level. This means that, on average, trading losses are expected to exceed VAR one out of 100 trading days or two to three times per year. While VAR can be a useful risk management tool, it does have inherent limitations, including the assumption that past market behavior is indicative of future market performance. As such, VAR is only one of several tools used to manage market risk. Other tools used to actively manage market risk include scenario analysis, stress testing, profit and loss attribution, and stop loss limits.
In addition to VAR, in accordance with the Market Risk Rule issued by the U.S. banking regulators, we also calculate Stressed VAR, which is used as a component of the total market risk-based capital charge. We calculate the Stressed VAR risk measure using a ten-day holding period at a one-tail, 99% confidence level and employ a historical simulation approach based on a continuous twelve-month historical window that reflects a period of significant financial stress to our portfolio. As such, our Stressed VAR calculation uses the same methodology and models as regular VAR, which is a requirement under the Market Risk Rule. Table 17 presents VAR and Stressed VAR for the three and six months ended June 30, as well as VAR by Risk Factor at June 30, 2015 and 2014.

Value at Risk Profile				Table 17

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2015	2014	2015	2014
VAR (1-day holding period):
Period end	$3	$2	$3	$2
High	3	3	3	3
Low	2	2	2	2
Average	3	2	2	2

Stressed VAR (10-day holding period):
Period end	$93	$37	$93	$37
High	104	75	104	75
Low	52	22	24	18
Average	73	36	62	29

(Dollars in millions)			June 30, 2015	June 30, 2014
VAR by Risk Factor (1-day holding period):
Equity risk			$1	$1
Interest rate risk			2	1
Credit spread risk			2	2
VAR total (1-day diversified)			3	2

The trading portfolio, measured in terms of VAR, is predominantly comprised of four material sub-portfolios of covered positions: Credit trading, fixed income securities, interest rate derivatives, and equity derivatives. As illustrated in Table 17, average daily VAR increased slightly during the three months ended June 30, 2015 but was unchanged during the six months ended June 30, 2015 compared to the same periods in 2014. Period end VAR at June 30, 2015 increased to $3 million from $2 million at June 30, 2014. The increase in VAR was largely driven by generally higher levels of volatility in the market during 2015 compared to 2014. Period end Stressed VAR at June 30, 2015 and average Stressed VAR for the three and six months ended June 30, 2015 both increased compared to the same periods in 2014, driven largely by the following two factors that impacted our credit and equity derivatives portfolios. During the third quarter of 2014, as part of our ongoing model monitoring and maintenance, we enhanced the granularity of credit curves used in our VAR and Stressed VAR models by adding more tenors and industry sectors, which impacted Stressed VAR for the credit portfolio. Additionally, the application of significant stressed scenarios to non-linear equity options combined with the rally in U.S. equity markets over this time period contributed to higher

Stressed VAR for our equity derivatives portfolio. The trading portfolio of covered positions did not contain any correlation trading positions or on- or off-balance sheet securitization positions in 2014 or during the first six months of 2015.
In accordance with the Market Risk Rule, we evaluate the accuracy of our VAR model through daily backtesting by comparing daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) with the corresponding daily VAR-based measures. As illustrated below for the twelve months ended June 30, 2015, there was one instance in the fourth quarter of 2014 where trading losses exceeded firmwide VAR, which created a VAR backtest exception. This was primarily driven by the widening of credit spreads in the corporate debt markets. The actual number of backtesting exceptions over the preceding 12 months is used to determine the multiplication factor for the VAR-based capital requirement under the Market Risk Rule, whereby the capital multiplication factor increases from a minimum of three to a maximum of four, depending on the number of exceptions. This exception did not result in an increase in the capital multiplication factor.

Firmwide VAR Backtesting
$3
$2
$1
$0
($1)
($2)
($3)
($4)
($5)
$ Millions
Jul-14
Aug-14
Sep-14
Oct-14
Nov-14
Dec-14
Jan-15
Feb-15
Mar-15
Apr-15
May-15
Jun-15
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
Stress testing: We use a comprehensive range of stress testing techniques to help monitor risks across trading desks and to augment standard daily VAR reporting. The stress testing framework is designed to quantify the impact of rare and extreme historical but plausible stress scenarios that could lead to large unexpected losses. In addition to performing firmwide stress testing of our aggregate trading portfolio, additional types of secondary stress tests including historical repeats and simulations using hypothetical risk factor shocks are also performed. All trading positions within each applicable market risk category (interest rate risk, equity risk, foreign exchange rate risk, credit spread risk, and commodity price risk) are included in our comprehensive stress testing framework. We review stress testing scenarios on an ongoing basis and make updates as necessary to ensure that both current and potential emerging risks are captured appropriately.
Trading portfolio capital adequacy: We assess capital adequacy on a regular basis, based on estimates of our risk profile and capital positions under baseline and stressed scenarios. Scenarios consider material risks, including credit risk, market risk, and operational risk. Our assessment of capital adequacy arising from market risk also includes a review of risk arising from material portfolios of covered positions. See the “Capital Resources” section in this MD&A for additional discussion of capital adequacy.

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
In September 2014, the Federal Reserve published final rules with respect to LCR requirements under Regulation WW. The LCR will require banking organizations to hold unencumbered high quality, liquid assets sufficient to withstand projected cash outflows under a prescribed liquidity stress scenario. Regulation WW will be phased in as regulatory requirements and will require that we maintain an LCR above 90% beginning January 1, 2016 and 100% beginning January 1, 2017. We expect to meet or exceed LCR requirements within the regulatory timelines. At June 30, 2015, our LCR was already above the January 1, 2016 requirement of 90%.
Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. The Bank and the Parent Company borrow in the money markets using instruments such as Fed funds, Eurodollars, and CP. At June 30, 2015, the Parent Company had no CP outstanding and the Bank retained a material cash position in its Federal Reserve account. The Parent Company also retains a material cash position, in accordance with our policies and risk limits, discussed in greater detail below.
Sources of Funds. Our primary source of funds is a large, stable retail deposit base. Core deposits, predominantly made up of consumer and commercial deposits originated primarily from our retail branch network, are our largest and most cost-effective source of funding. Core deposits increased to $143.9 billion at June 30, 2015, from $139.2 billion at December 31, 2014.
We also maintain access to diversified sources for both secured and unsecured wholesale funding. These uncommitted sources include Fed funds purchased from other banks, securities sold under agreements to repurchase, negotiable CDs, offshore deposits, FHLB advances, Global Bank Notes, and CP. Aggregate wholesale funding decreased to $14.9 billion at June 30, 2015 from $19.4 billion at December 31, 2014. Net short-term unsecured borrowings, which includes wholesale domestic and foreign deposits as well as Fed funds purchased, decreased to $2.9 billion at June 30, 2015, from $4.2 billion at December 31, 2014. The decrease in both wholesale funding and net short-term unsecured borrowings compared to December 31, 2014 was due to the growth in core deposits.
As mentioned above, the Bank and Parent Company maintain programs to access the debt capital markets. The Parent Company maintains a SEC shelf registration from which it may issue senior or subordinated notes and various capital securities such as common or preferred stock. Our Board has authorized the issuance of up to $5.0 billion of such securities, of which approximately $2.4 billion of issuance capacity remained available at June 30, 2015.
The Bank maintains a Global Bank Note program under which it may issue senior or subordinated debt with various terms. At June 30, 2015, the Bank retained $36.3 billion of remaining capacity to issue notes under the Global Bank Note program.
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
As illustrated in Table 18, at June 30, 2015, S&P maintained a “Stable” outlook on our credit ratings, while Fitch maintained a “Positive” outlook on our credit ratings based on our improving overall risk profile and asset quality, solid liquidity profile, and sound capital position. In addition, Moody’s implemented a new global bank rating methodology in the first quarter of 2015, and as a result, at June 30, 2015, the Bank’s senior unsecured debt was assigned a Baa1 rating (down 1 notch from March 31, 2015), while Bank deposits were assigned a long-term rating of A1 (up 2 notches from March 31, 2015) and a short-term rating of P-1 (up 1 notch from March 31, 2015). Moody’s credit rating outlook was also revised from “Under Review” to “Stable” at June 30, 2015.

Debt Credit Ratings and Outlook			Table 18
June 30, 2015
	Moody’s	S&P	Fitch
SunTrust Banks, Inc.:
Senior debt	Baa1	BBB+	BBB+
Preferred stock	Baa3	BB+	BB-

SunTrust Bank:
Long-term deposits	A1	A-	A-
Short-term deposits	P-1	A-2	F2
Senior debt	Baal	A-	BBB+
Outlook	Stable	Stable	Positive
Although our investment portfolio is a use of funds, we manage that investment portfolio primarily as a store of liquidity, maintaining substantially all (approximately 97%) of our securities in liquid and high-grade asset classes such as agency MBS, agency debt, and U.S. Treasury securities; nearly all of those liquid, high-grade securities qualify as high-quality liquid assets under the U.S. LCR Final Rule. At June 30, 2015, our securities AFS portfolio contained $23.0 billion of unencumbered high-quality, liquid securities at market value.
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
The following table presents period end and average balances from these four sources for the second quarter of 2015 and 2014. We believe these contingency liquidity sources exceed any contingent liquidity needs measured in our contingency funding scenarios.

Contingency Liquidity Sources				Table 19

	As of		Average for the Six Months Ended ¹
(Dollars in billions)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Excess reserves	$3.6	$2.8	$3.8	$3.4
Free and liquid investment portfolio securities	23.0	11.7	22.8	11.6
FHLB borrowing capacity	15.2	14.5	13.3	14.2
Discount window borrowing capacity	17.2	20.1	17.6	20.2
Total	$59.0	$49.1	$57.5	$49.4
1 Average based upon month-end data, except excess reserves, which is based upon a daily average.

Parent Company Liquidity. Our primary measure of Parent Company liquidity is the length of time the Parent Company can meet its existing and certain forecasted obligations using its cash resources. We measure and manage this metric, using forecasts of both normal and adverse conditions. Under adverse conditions, we measure how long the Parent Company can meet its capital and debt service obligations after experiencing material attrition of short-term, unsecured funding and without the support of dividends from the Bank or access to the capital markets. In accordance with these risk limits established by ALCO and the Board, we manage the Parent Company’s liquidity by structuring its net maturity schedule to minimize the amount of debt maturing within a short period of time. A majority of the Parent Company’s liabilities are long-term in nature, coming from the proceeds of issuances of our capital securities and long-term senior and subordinated notes. See Note 11, “Borrowings and Contractual Commitments,” to our 2014 Annual Report on Form 10-K for further information regarding Parent Company debt.
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
Other Liquidity Considerations. As presented in Table 20, we had an aggregate potential obligation of $80.9 billion to our clients in unused lines of credit at June 30, 2015. Commitments to extend credit are arrangements to lend to clients who have complied with predetermined contractual obligations. We also had $3.0 billion in letters of credit at June 30, 2015, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Approximately $822 million of these letters supported variable rate demand obligations at June 30, 2015. Unused commercial lines of credit have increased since December 31, 2014, as we continued to provide credit availability to our clients. Mortgage commitments have also increased during the first six months of 2015 due to higher IRLC volume.

Unfunded Lending Commitments				Table 20
	As of		Average for the Three Months Ended
(Dollars in millions)	June 30, 2015	December 31, 2014	June 30, 2015	June 30, 2014
Unused lines of credit:
Commercial	$54,133	$50,122	$52,642	$46,118
Mortgage commitments [1]	4,870	3,259	5,012	3,110
Home equity lines	10,757	10,858	10,835	11,025
CRE	3,652	3,302	3,522	2,523
Credit card	7,522	6,675	7,293	5,374
Total unused lines of credit	$80,934	$74,216	$79,304	$68,150

Letters of credit:
Financial standby	$2,819	$2,917	$2,843	$3,203
Performance standby	131	121	129	62
Commercial	33	32	36	26
Total letters of credit	$2,983	$3,070	$3,008	$3,291
1 Includes IRLC contracts with notional balances of $3.4 billion and $2.3 billion at June 30, 2015 and December 31, 2014, respectively.

Other Market Risk
Except as discussed below, there have been no other significant changes to other market risk as described in our 2014 Annual Report on Form 10-K.
MSRs are measured at fair value with a balance of $1.4 billion and $1.2 billion at June 30, 2015 and December 31, 2014, respectively, and are managed within established risk limits and monitored as part of an established governance process.
We originated MSRs with fair values at the time of origination of $71 million and $117 million for the three and six months ended June 30, 2015, respectively, and $36 million and $68 million for the three and six months ended June 30, 2014, respectively. Additionally, we purchased MSRs with fair values of approximately $53 million and $109 million during the three and six months ended June 30, 2015, respectively, and $76 million during both the three and six months ended June 30, 2014.
We recognized a mark-to-market increase of $89 million and a decrease of $37 million in the fair value of the MSR portfolio during the three and six months ended June 30, 2015, respectively, and decreases of $104 million and $185 million for the three and six months ended June 30, 2014, respectively. Increases or decreases in fair value include the decay resulting from the realization of expected monthly net servicing cash flows. We recognized net losses related to MSRs of $51 million and $89 million during the three and six months ended June 30, 2015, respectively, and net losses of $36 million and $63 million during the three and six months ended June 30, 2014, respectively, inclusive of decay and related hedges. Compared to the prior year periods, the increase in net losses related to MSRs was due to higher decay, resulting from higher prepayments arising from higher refinance activity, given the lower interest rate environment during the current year and increased size of the servicing portfolio.

OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business we engage in certain activities that are not reflected in our Consolidated Balance Sheets, generally referred to as "off-balance sheet arrangements." These activities involve unconsolidated SPEs (which are types of VIEs) as well as other arrangements such as commitments and guarantees to meet the financing needs of our customers and to support ongoing operations. Additional information regarding these types of activities is included in the "Liquidity Risk Management" and “Contractual Commitments" sections of this MD&A, Note 8, “Certain Transfers of Financial Assets and Variable Interest Entities,” and Note 12, “Guarantees,” to the Consolidated Financial Statements in this Form 10-Q, as well as in our 2014 Annual Report on Form 10-K.

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

BUSINESS SEGMENTS
Table 21 presents net income/(loss) for our reportable business segments:

Net Income/(Loss) by Business Segment				Table 21
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2015	2014	2015	2014
Consumer Banking and Private Wealth Management	$208	$165	$357	$321
Wholesale Banking	262	238	509	411
Mortgage Banking	57	(82)	112	(66)

Corporate Other	22	117	63	196
Reconciling Items [1]	(66)	(39)	(129)	(58)
Total Corporate Other	(44)	78	(66)	138
Consolidated Net Income	$483	$399	$912	$804
1 Includes differences between net income/(loss) reported for each business segment using management accounting practices and U.S. GAAP. Prior period information has been restated to reflect changes in internal reporting methodology. See additional information in Note 16, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q.

Table 22 presents average loans and average deposits for our reportable business segments:

Average Loans and Deposits by Business Segment				Table 22
	Three Months Ended June 30
	Average Loans		Average Consumer and Commercial Deposits
(Dollars in millions)	2015	2014	2015	2014
Consumer Banking and Private Wealth Management	$40,337	$41,517	$91,287	$85,154
Wholesale Banking	67,645	61,366	48,587	43,063
Mortgage Banking	24,793	27,803	2,980	2,220
Corporate Other	54	48	(3)	35

	Six Months Ended June 30
	Average Loans		Average Consumer and Commercial Deposits
(Dollars in millions)	2015	2014	2015	2014
Consumer Banking and Private Wealth Management	$40,727	$41,387	$90,927	$84,681
Wholesale Banking	67,691	60,159	48,051	42,683
Mortgage Banking	24,617	28,043	2,671	2,054
Corporate Other	47	46	21	22
See Note 16, “Business Segment Reporting,” to the Consolidated Financial Statements in this Form 10-Q for a discussion of our segment structure, basis of presentation, and internal management reporting methodologies, including the reclassification of RidgeWorth results from the Wholesale Banking segment to Corporate Other in the second quarter of 2014.

BUSINESS SEGMENT RESULTS
Six Months Ended June 30, 2015 vs. 2014
Consumer Banking and Private Wealth Management
Consumer Banking and Private Wealth Management reported net income of $357 million for the six months ended June 30, 2015, an increase of $36 million, or 11%, compared to the same period in 2014. The increase in net income was primarily driven by an increase in net interest income and lower provision for credit losses.
Net interest income was $1.3 billion, an increase of $51 million, or 4%, compared to the same period in 2014, driven by increased average deposit balances, improved loan and deposit product mix, as well as improved loan spreads, partially offset by lower deposit spreads and average loan balances. Net interest income related to deposits increased $25 million, or 3%, driven by $6.2 billion, or 7%, increase in average deposit balances, partially offset by a nine basis point decrease in deposit spreads due to the decline in market interest rates. Favorable deposit mix trends continued as average deposit balances increased in all lower cost products, offsetting a $1.7 billion, or 14%, decline in average time deposits. Net interest income related to loans increased $13 million, or 3%, driven by an 11 basis point increase in loan spreads, partially offset by a $660 million decrease in average loan balances. The decrease in average loans was driven by student and indirect auto loan sales, the indirect auto securitization, and home equity loan attrition. The decreases were partially offset by growth in consumer direct installment loans, personal credit lines, commercial loans, and credit cards. Net interest income also increased related to other assets.
Provision for credit losses was $79 million, a decrease of $16 million, or 17%, compared to the same period in 2014. The decrease was largely driven by lower net charge-offs related to the continued improvement in asset quality.
Total noninterest income was $752 million, an increase of $9 million, or 1%, compared to the same period in 2014. Increases in retail investment income, gains on loan portfolio sales, and card fees were partially offset by a decrease in service charges on deposits.
Total noninterest expense was $1.4 billion, an increase of $14 million, or 1%, compared to the same period in 2014. The increase was driven by higher outside data processing expenses resulting from lower vendor credits and increases in various corporate support expenses, while total staff expense decreased slightly.

Wholesale Banking
Wholesale Banking reported net income of $509 million for the six months ended June 30, 2015, an increase of $98 million, or 24%, compared to the same period in 2014. The increase in net income was attributable to increases in net interest income and noninterest income, and a decrease in provision for credit losses and noninterest expense.
Net interest income was $943 million, an increase of $74 million, or 9%, compared to the same period in 2014, driven by increases in average loan and deposit balances. Net interest income related to loans increased, as average loan balances grew $7.5 billion, or 13%, led by growth in C&I, CRE, and tax-exempt loans. Net interest income related to client deposits increased as average deposit balances grew $5.4 billion, or 13%, compared to the same period in 2014. Average lower cost demand deposits increased $854 million, or 4%, and average combined interest-bearing transaction accounts and money market accounts increased $4.7 billion, or 24%, while average CD balances declined approximately $236 million. The increase in net interest income generated by the growth in loan and deposit balances was partially offset by a decline in the product spreads for both products.
Provision for credit losses was $26 million, a decrease of $4 million from the six months ended June 30, 2014. The decline was driven by lower lease impairments, lower net charge-offs, and continued improvement in overall Wholesale Banking credit quality.
Total noninterest income was $656 million, an increase of $69 million, or 12%, compared to the six months ended June 30, 2014. The increase is attributable to higher investment banking income, gains on the disposition of held-for-sale affordable housing partnership assets, higher non-margin loan fees, gains on the sale of leases and STCC investments during 2015, as well as higher card fees. These increases in income were partially offset by lower net service charges and lower partnership revenue driven by the sale of affordable housing assets.
Total noninterest expense was $802 million, a decrease of $11 million, or 1%, compared to the same period in 2014. The decrease was primarily due to our strategic decision to sell certain legacy investments in affordable housing partnerships in the first quarter of 2014 that resulted in a net $36 million impairment charge as well as lower partnership expenses associated with those assets. These decreases in expense were partially offset by higher staff expenses as we continue to invest in talent to better meet our clients’ needs and augment our capabilities.

Mortgage Banking
Mortgage Banking reported net income of $112 million for the six months ended June 30, 2015, compared to net loss of $66 million for the same period in 2014. Excluding the after tax-impact of the second quarter of 2014 Form 8-K and other legacy mortgage-related items, net income increased $63 million driven by declines in the provision for credit losses and noninterest expense, and growth in noninterest income, partially offset by lower net interest income.
Net interest income was $244 million, a decrease of $30 million, or 11%, compared to the same period in 2014. The decrease was predominantly due to lower net interest income on loans, partially offset by higher net interest income on LHFS and deposits. Net interest income on loans decreased $36 million, or 16%, due to a $3.4 billion, or 12%, decrease in average loan balances and lower spreads on residential mortgages. The decline in average loans was largely driven by the sale of government-guaranteed loans during the second quarter of 2014. Net interest income on LHFS increased $6 million, due to a $532 million, or 44%, increase in average balances driven by higher production, which was partially offset by lower spreads.
Provision for credit losses was a benefit of $23 million, resulting in a decrease of $73 million, compared to the same period in 2014. The improvement was primarily attributable to improved asset quality.
Total noninterest income was $236 million, an increase of $17 million, or 8%, compared to the same period in 2014. The increase was predominantly driven by higher mortgage production income, partially offset by lower mortgage servicing and other income. Production-related income increased $64 million compared to the same period in 2014 due to higher gain on sale revenue, a decline in the mortgage repurchase provision, and higher production-related fee income, partially offset by lower portfolio mark-to-market valuations. Loan originations were $11.6 billion for the six months ended June 30, 2015, compared to $7.2 billion for the six months ended June 30, 2014, an increase of $4.4 billion, or 61%. Mortgage servicing income was $73 million, a decrease of $26 million, or 26%, driven by higher prepayments, partially offset by higher servicing fees. Total loans serviced were $145.5 billion at June 30, 2015, compared to $134.4 billion at June 30, 2014. The 8% increase was largely attributable to the purchase of MSRs. Other income decreased $21 million compared to the same period in 2014 primarily driven by gains on the sale of government-guaranteed loans in the second quarter of 2014.
Total noninterest expense was $357 million, a decline of $193 million, or 35%, compared to the same period in 2014. The decrease was primarily attributable to a $215 million decline in operating losses driven by mortgage-related legal matters. During 2015 higher mortgage production volumes resulted in increases in total staff expense and outside processing cost and credit services compared to the same period in 2014.

Additionally, total allocated costs increased $7 million year-over-year.

Corporate Other
Corporate Other net income for the six months ended June 30, 2015 was $63 million, a decrease of $133 million, or 68%, compared to the same period in 2014. The decrease in income was primarily due to foregone RidgeWorth income and a decline in net interest income, partially offset by lower noninterest expenses.
Net interest income for the six months ended June 30, 2015 was $64 million, a decrease of $87 million, or 58%, compared to the same period in 2014. The decrease was primarily due to an $86 million decline in commercial loan related swap income. Average long-term debt increased $1.1 billion, or 11%, and average short-term borrowings decreased $3.0 billion, or 55%, compared to 2014, due to balance sheet management activities.
Total noninterest income was $55 million, a decrease of $154 million, or 74%, compared to the same period in 2014. The decrease was primarily due to a $105 million gain on the sale of RidgeWorth in 2014, foregone trust and investment management income as a result of the sale of RidgeWorth, partially offset by a net increase in mark-to-market valuation gains on our public debt measured at fair value. Additionally, 2015 included gains on the sale of securities AFS compared to losses on the sale of securities AFS in 2014.
Total noninterest expense was $12 million, a decline of $75 million compared to the same period in 2014. The decline in expense was primarily due to forgone expenses resulting from the sale of RidgeWorth, recoveries of previously recognized losses related to the financial crisis, and a reduction in severance costs compared to the same period in 2014. These declines were partially offset by the $14 million debt extinguishment loss, net of related hedges, associated with balance sheet repositioning during 2015.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See the “Enterprise Risk Management” section of the MD&A in this Form 10-Q, which is incorporated herein by reference.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) at June 30, 2015. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at June 30, 2015.
Changes in Internal Control over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting during the six months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Refer to the Company's 2014 Annual Report on Form 10-K for additional information.

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
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities:

				Table 23
	Common Stock
	Total number of shares purchased [1]	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs at period end ($ in millions)
January 1 - 31	1,298,650	$38.75	1,298,650	$122
February 1 - 28	918,400	41.20	918,400	84
March 1 - 31	655,800	41.17	655,800	—
Total during first quarter of 2015	2,872,850	40.08	2,872,850	—

April 1 - 30	4,212,832	41.54	4,212,832	700
May 1 - 31	—	—	—	700
June 1 - 30	—	—	—	700
Total during second quarter of 2015	4,212,832	41.54	4,212,832	700

Total year-to-date 2015	7,085,682	$40.95	7,085,682	$700
1 During the second quarter of 2015, no shares of SunTrust common stock were surrendered by participants in SunTrust's employee stock option plans, where participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock, which the participant already owns. SunTrust considers shares so surrendered by participants in SunTrust's employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs.

During the first quarter of 2015, the Company completed its repurchase of authorized shares in conjunction with its 2014 CCAR capital plan approved by the Board and not objected to by the Federal Reserve, which was initially announced on March 26, 2014 and effectively expired on March 31, 2015.
On March 11, 2015, the Company announced that the Federal Reserve had no objections to the repurchase of up to $875 million of the Company's outstanding common stock to be completed between April 1, 2015 and June 30, 2016, as part of the Company's capital plan submitted in connection with the

2015 CCAR. During the second quarter of 2015, the Company repurchased $175 million of its outstanding common stock at market value as part of this publicly announced plan. During July 2015, the Company repurchased an additional $175 million of its outstanding common stock at market value as part of this publicly announced plan.
At June 30, 2015, 13.9 million warrants remained outstanding. The Company has authority from its Board to repurchase all of these warrants. Any such repurchase would be subject to the prior approval of the Federal Reserve through the capital planning and stress testing process.
SunTrust did not repurchase any shares of its Series A Preferred Stock Depositary Shares, Series B Preferred Stock, Series E Preferred Stock Depositary Shares, Series F Preferred Stock Depositary Shares, or warrants to purchase common stock during the first six months of 2015, and there was no unused Board authority to repurchase any shares of Series A Preferred Stock Depositary Shares, Series B Preferred Stock, Series E Preferred Stock Depositary Shares, or the Series F Preferred Stock Depositary Shares.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

Exhibit	Description
3.1
Amended and Restated Articles of Incorporation of the Registrant, restated effective January 20, 2009, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed January 22, 2009, as further amended by Articles of Amendment dated December 13, 2012, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed December 20, 2012, and as further amended by Articles of Amendment dated November 6, 2014, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed November 7, 2014.
*

3.2	Bylaws of the Registrant, as amended and restated on August 8, 2011, incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q filed August 9, 2011.	*

10.1	Form of Restricted Stock Unit Award Agreement, Type I, three-year cliff.	**

31.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

31.2	Certification of Corporate Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Corporate Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.1	Interactive Data File.	**

*	incorporated by reference
**	filed herewith

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNTRUST BANKS, INC.
(Registrant)

Dated:	August 5, 2015	By: /s/ Thomas E. Panther
Thomas E. Panther, Senior Vice President, Director of Corporate Finance and Controller (on behalf of the Registrant and as Principal Accounting Officer)