Form 10-Q
period 2015-09-30
SUNTRUST BANKS INC
filed 2015-11-06
CIK 750556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

Commission File Number 001-08918
SUNTRUST BANKS, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-1575035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
303 Peachtree Street, N.E., Atlanta, Georgia 30308
(Address of principal executive offices) (Zip Code)
(800) 786-8787
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
Yes  ☐    No  ☑

At October 30, 2015, 509,612,975 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

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
FASB — Financial Accounting Standards Board.
Freddie Mac — Federal Home Loan Mortgage Corporation.
FDIC — Federal Deposit Insurance Corporation.
Federal Reserve — Federal Reserve System.
Fed funds — Federal funds.
FHA — Federal Housing Administration.
FHLB — Federal Home Loan Bank.
FICO — Fair Isaac Corporation.

Fitch — Fitch Ratings Ltd.
Form 8-K and other legacy mortgage-related items — Items disclosed in Form 8-Ks filed with the SEC on September 9, 2014 and July 3, 2014, and other legacy mortgage-related items.
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
RSU — Restricted stock unit.
RWA — Risk-weighted assets.
S&P — Standard and Poor’s.
SBA — Small Business Administration.

i

SEC — U.S. Securities and Exchange Commission.
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
Visa Counterparty — A financial institution that purchased the Company's Visa Class B shares.

ii

PART I - FINANCIAL INFORMATION
The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)
SunTrust Banks, Inc.
Consolidated Statements of Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions and shares in thousands, except per share data) (Unaudited)	2015	2014	2015	2014
Interest Income
Interest and fees on loans	$1,139	$1,152	$3,345	$3,464
Interest and fees on loans held for sale	20	30	66	61
Interest and dividends on securities available for sale	153	153	430	456
Trading account interest and other	21	18	61	55
Total interest income	1,333	1,353	3,902	4,036
Interest Expense
Interest on deposits	54	54	165	180
Interest on long-term debt	60	74	196	198
Interest on other borrowings	8	10	23	29
Total interest expense	122	138	384	407
Net interest income	1,211	1,215	3,518	3,629
Provision for credit losses	32	93	114	268
Net interest income after provision for credit losses	1,179	1,122	3,404	3,361
Noninterest Income
Service charges on deposit accounts	159	169	466	483
Other charges and fees	97	95	285	274
Card fees	83	81	247	239
Investment banking income	115	88	357	296
Trading income	31	46	140	141
Trust and investment management income	86	93	255	339
Retail investment services	77	76	229	224
Mortgage production related income	58	45	217	140
Mortgage servicing related income	40	44	113	143
Gain on sale of subsidiary	—	—	—	105
Net securities gains/(losses)	7	(9)	21	(11)
Other noninterest income	58	52	173	155
Total noninterest income	811	780	2,503	2,528
Noninterest Expense
Employee compensation	641	649	1,926	1,967
Employee benefits	84	81	326	326
Outside processing and software	200	184	593	535
Net occupancy expense	86	84	255	254
Equipment expense	41	41	123	127
Regulatory assessments	32	29	104	109
Marketing and customer development	42	35	104	91
Credit and collection services	8	21	52	67
Consulting and legal fees	23	16	48	43
Operating losses	3	29	33	268
Amortization	9	7	22	14
Other noninterest expense	95	83	286	333
Total noninterest expense	1,264	1,259	3,872	4,134
Income before provision for income taxes	726	643	2,035	1,755
Provision for income taxes	187	67	579	364
Net income including income attributable to noncontrolling interest	539	576	1,456	1,391
Net income attributable to noncontrolling interest	2	—	7	11
Net income	$537	$576	$1,449	$1,380
Net income available to common shareholders	$519	$563	$1,396	$1,343

Net income per average common share:
Diluted	$1.00	$1.06	$2.67	$2.51
Basic	1.01	1.07	2.70	2.54
Dividends declared per common share	0.24	0.20	0.68	0.50
Average common shares - diluted	518,677	533,230	522,634	535,222
Average common shares - basic	513,010	527,402	516,970	529,429

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions) (Unaudited)	2015	2014	2015	2014
Net income	$537	$576	$1,449	$1,380
Components of other comprehensive income/(loss):
Change in net unrealized gains/(losses) on securities available for sale, net of tax of $70, ($21), $6, and $144, respectively	119	(37)	4	246
Change in net unrealized gains/(losses) on derivative instruments, net of tax of $50, ($48), $57, and ($98), respectively	84	(82)	94	(168)
Change related to employee benefit plans, net of tax of $1, $1, ($44), and $20, respectively	3	1	(64)	34
Total other comprehensive income/(loss), net of tax	206	(118)	34	112
Total comprehensive income	$743	$458	$1,483	$1,492

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in millions and shares in thousands, except per share data)	2015	2014
Assets	(Unaudited)
Cash and due from banks	$3,788	$7,047
Federal funds sold and securities borrowed or purchased under agreements to resell	1,105	1,160
Interest-bearing deposits in other banks	23	22
Cash and cash equivalents	4,916	8,229
Trading assets and derivative instruments [1]	6,537	6,202
Securities available for sale [2]	27,270	26,770
Loans held for sale ($1,883 and $1,892 at fair value at September 30, 2015 and December 31, 2014, respectively)	2,032	3,232
Loans [3] ($262 and $272 at fair value at September 30, 2015 and December 31, 2014, respectively)	133,560	133,112
Allowance for loan and lease losses	(1,786)	(1,937)
Net loans	131,774	131,175
Premises and equipment	1,430	1,508
Goodwill	6,337	6,337
Other intangible assets (MSRs at fair value: $1,262 and $1,206 at September 30, 2015 and December 31, 2014, respectively)	1,282	1,219
Other assets	5,458	5,656
Total assets	$187,036	$190,328
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$41,487	$41,096
Interest-bearing deposits	104,884	99,471
Total deposits	146,371	140,567
Funds purchased	1,329	1,276
Securities sold under agreements to repurchase	1,536	2,276
Other short-term borrowings	1,077	5,634
Long-term debt [4] ($986 and $1,283 at fair value at September 30, 2015 and December 31, 2014, respectively)	8,444	13,022
Trading liabilities and derivative instruments	1,330	1,227
Other liabilities	3,285	3,321
Total liabilities	163,372	167,323
Preferred stock, no par value	1,225	1,225
Common stock, $1.00 par value	550	550
Additional paid-in capital	9,087	9,089
Retained earnings	14,341	13,295
Treasury stock, at cost, and other [5]	(1,451)	(1,032)
Accumulated other comprehensive loss, net of tax	(88)	(122)
Total shareholders’ equity	23,664	23,005
Total liabilities and shareholders’ equity	$187,036	$190,328

Common shares outstanding [6]	514,106	524,540
Common shares authorized	750,000	750,000
Preferred shares outstanding	12	12
Preferred shares authorized	50,000	50,000
Treasury shares of common stock	35,815	25,381

[1] Includes trading securities pledged as collateral where counterparties have the right to sell or repledge the collateral	$1,152	$1,316
[2] Includes securities AFS pledged as collateral where counterparties have the right to sell or repledge the collateral	—	369
[3] Includes loans of consolidated VIEs	256	288
[4] Includes debt of consolidated VIEs	270	302
[5] Includes noncontrolling interest	106	108
[6] Includes restricted shares	1,556	2,930

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Shareholders’ Equity

(Dollars and shares in millions, except per share data) (Unaudited)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock and Other [1]	Accumulated Other Comprehensive (Loss)/Income	Total
Balance, January 1, 2014	$725	536	$550	$9,115	$11,936	($615)	($289)	$21,422
Net income	—	—	—	—	1,380	—	—	1,380
Other comprehensive income	—	—	—	—	—	—	112	112
Common stock dividends, $0.50 per share	—	—	—	—	(266)	—	—	(266)
Preferred stock dividends [2]	—	—	—	—	(28)	—	—	(28)
Acquisition of treasury stock	—	(9)	—	—	—	(348)	—	(348)
Exercise of stock options and stock compensation expense	—	—	—	(14)	—	15	—	1
Restricted stock activity	—	—	—	13	(2)	1	—	12
Amortization of restricted stock compensation	—	—	—	—	—	21	—	21
Change in equity related to the sale of subsidiary	—	—	—	(23)	—	(16)	—	(39)
Issuance of stock for employee benefit plans and other	—	—	—	(1)	—	3	—	2
Balance, September 30, 2014	$725	527	$550	$9,090	$13,020	($939)	($177)	$22,269

Balance, January 1, 2015	$1,225	525	$550	$9,089	$13,295	($1,032)	($122)	$23,005
Net income	—	—	—	—	1,449	—	—	1,449
Other comprehensive income	—	—	—	—	—	—	34	34
Change in noncontrolling interest	—	—	—	—	—	(2)	—	(2)
Common stock dividends, $0.68 per share	—	—	—	—	(352)	—	—	(352)
Preferred stock dividends [2]	—	—	—	—	(48)	—	—	(48)
Acquisition of treasury stock	—	(11)	—	—	—	(465)	—	(465)
Exercise of stock options and stock compensation expense	—	—	—	(16)	—	25	—	9
Restricted stock activity	—	—	—	14	(3)	7	—	18
Amortization of restricted stock compensation	—	—	—	—	—	13	—	13
Issuance of stock for employee benefit plans and other	—	—	—	—	—	3	—	3
Balance, September 30, 2015	$1,225	514	$550	$9,087	$14,341	($1,451)	($88)	$23,664
1 At September 30, 2015, includes ($1,550) million for treasury stock, ($7) million for the compensation element of restricted stock, and $106 million for noncontrolling interest.
At September 30, 2014, includes ($1,015) million for treasury stock, ($27) million for the compensation element of restricted stock, and $103 million for noncontrolling interest.
2 For the nine months ended September 30, 2015, dividends were $3,044 per share for both Perpetual Preferred Stock Series A and B, $4,406 per share for Perpetual Preferred Stock Series E, and $4,813 per share for Perpetual Preferred Stock Series F. For the nine months ended September 30, 2014, dividends were $3,044 per share for both Perpetual Preferred Stock Series A and B, and $4,406 per share for Perpetual Preferred Stock Series E.

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc. Consolidated Statements of Cash Flows

	Nine Months Ended September 30
(Dollars in millions) (Unaudited)	2015	2014
Cash Flows from Operating Activities
Net income including income attributable to noncontrolling interest	$1,456	$1,391
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of subsidiary	—	(105)
Depreciation, amortization, and accretion	596	504
Origination of mortgage servicing rights	(185)	(137)
Provisions for credit losses and foreclosed property	122	286
Stock-based compensation	65	50
Excess tax benefits from stock-based compensation	(18)	(5)
Net securities (gains)/losses	(21)	11
Net gain on sale of loans held for sale, loans, and other assets	(249)	(239)
Net decrease/(increase) in loans held for sale	644	(139)
Net increase in trading assets	(183)	(1,088)
Net (increase)/decrease in other assets	(26)	189
Net decrease in other liabilities	(196)	(155)
Net cash provided by operating activities	2,005	563

Cash Flows from Investing Activities
Proceeds from maturities, calls, and paydowns of securities available for sale	4,621	2,788
Proceeds from sales of securities available for sale	2,708	793
Purchases of securities available for sale	(7,861)	(6,986)
Proceeds from sales of auction rate securities	—	59
Net increase in loans, including purchases of loans	(2,097)	(7,698)
Proceeds from sales of loans	2,048	3,029
Purchases of mortgage servicing rights	(113)	(109)
Capital expenditures	(74)	(96)
Payments related to acquisitions, including contingent consideration	(30)	(11)
Proceeds from sale of subsidiary	—	193
Proceeds from the sale of other real estate owned and other assets	179	279
Net cash used in investing activities	(619)	(7,759)

Cash Flows from Financing Activities
Net increase in total deposits	5,804	6,748
Net (decrease)/increase in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	(5,244)	1,633
Proceeds from long-term debt	1,237	2,574
Repayments of long-term debt	(5,670)	(67)
Repurchase of common stock	(465)	(348)
Common and preferred dividends paid	(393)	(294)
Incentive compensation related activity	32	12
Net cash (used in)/provided by financing activities	(4,699)	10,258
Net (decrease)/increase in cash and cash equivalents	(3,313)	3,062
Cash and cash equivalents at beginning of period	8,229	5,263
Cash and cash equivalents at end of period	$4,916	$8,325

Supplemental Disclosures:
Loans transferred from loans held for sale to loans	$726	$39
Loans transferred from loans to loans held for sale	1,734	3,183
Loans transferred from loans and loans held for sale to other real estate owned	52	113
Non-cash impact of the deconsolidation of CLO	—	282
Non-cash impact of debt assumed by purchaser in lease sale	129	29

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
These financial statements should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K. In the third quarter of 2015, the Company elected to prospectively change the date of its annual goodwill impairment test from September 30 to October 1 to better align the timing of the test with the availability of key inputs. There have been no other significant changes to the Company’s accounting policies as disclosed in the 2014 Annual Report on Form 10-K.

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
ASU 2015-02, Amendments to the Consolidation Analysis
The ASU rescinds the indefinite deferral of previous amendments to ASC Topic 810 for certain entities and amends components of the consolidation analysis under ASC Topic 810, including evaluating limited partnerships and similar legal entities, evaluating fees paid to a decision maker or service provider as a variable interest, the effects of fee arrangements and/or related parties on the primary beneficiary determination and investment fund specific matters. The ASU may be adopted either retrospectively or on a modified retrospective basis.
January 1, 2016
The Company will adopt this ASU on a modified retrospective basis. The Company is continuing to evaluate the impact of this ASU on the financial statements and related disclosures; however, adoption is not expected to materially impact the Company's financial position, results of operations, or EPS.

NOTE 2 - FEDERAL FUNDS SOLD AND SECURITIES FINANCING ACTIVITIES
Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell
Fed funds sold and securities borrowed or purchased under agreements to resell were as follows:

(Dollars in millions)	September 30, 2015	December 31, 2014
Fed funds sold	$55	$38
Securities borrowed	221	290
Securities purchased under agreements to resell	829	832
Total Fed funds sold and securities borrowed or purchased under agreements to resell	$1,105	$1,160
Securities purchased under agreements to resell are primarily collateralized by U.S. government or agency securities and are carried at the amounts at which the securities will be subsequently resold. Securities borrowed are primarily collateralized by corporate securities. The Company borrows securities and purchases securities under agreements to resell as part of its securities financing activities. On the acquisition date of these securities, the Company and the related counterparty agree on the amount of collateral required to secure the principal amount loaned under these arrangements. The Company monitors collateral values daily and calls for additional collateral to be provided as warranted under the agreement. At both September 30, 2015 and December 31, 2014, the total market value of collateral held was $1.1 billion, of which $219 million and $222 million was repledged, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as secured borrowings. The following table presents the Company’s related activity, by collateral type and remaining contractual maturity:

	September 30, 2015	December 31, 2014
(Dollars in millions)	Overnight and Continuous	Overnight and Continuous	Up to 30 days	Total
U.S. Treasury securities	$84	$376	$—	$376
Federal agency securities	223	231	—	231
MBS - agency	868	1,059	45	1,104
CP	37	238	—	238
Corporate and other debt securities	324	327	—	327
Total securities sold under agreements to repurchase	$1,536	$2,231	$45	$2,276

For these securities sold under agreements to repurchase, the Company would be obligated to provide additional collateral in the event of a significant decline in fair value of the collateral pledged. This risk is managed by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.
Netting of Securities - Repurchase and Resell Agreements
The Company has various financial assets and financial liabilities that are subject to enforceable master netting agreements or similar agreements. The Company's derivatives that are subject to enforceable master netting agreements or similar agreements are discussed in Note 13, "Derivative Financial Instruments." The following table presents the Company's securities borrowed or purchased under agreements to resell and securities sold under agreements to repurchase that are subject to MRAs. Under the terms of the MRA, all transactions between the Company and a counterparty constitute a single business relationship such that in the event of default, the nondefaulting party is entitled to set off claims and apply property held against obligations owed. Any payments, deliveries, or other transfers may be applied against each other and presented net on the Company's Consolidated Balance Sheets, provided criteria are met that permit balance sheet netting. At September 30, 2015 and December 31, 2014, there were no such transactions subject to a legally enforceable MRAs that were eligible for balance sheet netting.
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

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
September 30, 2015
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,050	$—	$1,050	[1]	$1,043	$7
Financial liabilities:
Securities sold under agreements to repurchase	1,536	—	1,536		1,536	—

December 31, 2014
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,122	$—	$1,122	[1]	$1,112	$10
Financial liabilities:
Securities sold under agreements to repurchase	2,276	—	2,276		2,276	—
1 Excludes $55 million and $38 million of Fed funds sold, which are not subject to a master netting agreement at September 30, 2015 and December 31, 2014, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 3 - TRADING ASSETS AND LIABILITIES AND DERIVATIVE INSTRUMENTS

The fair values of the components of trading assets and liabilities and derivative instruments were as follows:

(Dollars in millions)	September 30, 2015	December 31, 2014
Trading Assets and Derivative Instruments:
U.S. Treasury securities	$443	$267
Federal agency securities	532	547
U.S. states and political subdivisions	40	42
MBS - agency	565	545
CLO securities	2	3
Corporate and other debt securities	390	509
CP	312	327
Equity securities	65	45
Derivative instruments [1]	1,449	1,307
Trading loans [2]	2,739	2,610
Total trading assets and derivative instruments	$6,537	$6,202

Trading Liabilities and Derivative Instruments:
U.S. Treasury securities	$584	$485
MBS - agency	4	1
Corporate and other debt securities	177	279
Derivative instruments [1]	565	462
Total trading liabilities and derivative instruments	$1,330	$1,227
1 Amounts include the impact of offsetting cash collateral received from and paid to the same derivative counterparties and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists.
2 Includes loans related to TRS.

Various trading products and derivative instruments are used as part of the Company’s overall balance sheet management strategies and to support client requirements executed through the Bank and/or its broker/dealer subsidiary. The Company manages the potential market volatility associated with trading instruments with appropriate risk management strategies. The size, volume, and nature of the trading products and derivative instruments can vary based on economic conditions as well as client-specific and Company-specific asset or liability positions. Product offerings to clients include debt securities, loans traded in the secondary market, equity securities, derivative contracts, and other similar financial instruments. Other trading-related activities include acting as a market maker for certain debt and equity security transactions and derivative instrument transactions. The Company also uses derivatives to manage its interest rate and market risk from non-trading activities. The Company has policies and procedures to manage market risk associated with client trading and non-trading activities, and assumes a limited degree of market risk by managing the size and nature of its exposure.
The Company has pledged $857 million and $1.1 billion of trading securities to secure $825 million and $1.1 billion of repurchase agreements at September 30, 2015 and December 31, 2014, respectively. Additionally, the Company has pledged $298 million and $202 million of trading securities to secure certain derivative agreements at September 30, 2015 and December 31, 2014, respectively, and has pledged $40 million of trading securities under other arrangements at both September 30, 2015 and December 31, 2014.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 4 – SECURITIES AVAILABLE FOR SALE
Securities Portfolio Composition

	September 30, 2015
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$3,020	$45	$—	$3,065
Federal agency securities	408	13	1	420
U.S. states and political subdivisions	167	7	—	174
MBS - agency	22,452	511	58	22,905
MBS - private	100	2	—	102
ABS	13	2	—	15
Corporate and other debt securities	36	2	—	38
Other equity securities [1]	551	1	1	551
Total securities AFS	$26,747	$583	$60	$27,270

	December 31, 2014
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$1,913	$9	$1	$1,921
Federal agency securities	471	15	2	484
U.S. states and political subdivisions	200	9	—	209
MBS - agency	22,573	558	83	23,048
MBS - private	122	2	1	123
ABS	19	2	—	21
Corporate and other debt securities	38	3	—	41
Other equity securities [1]	921	2	—	923
Total securities AFS	$26,257	$600	$87	$26,770
1 At September 30, 2015, the fair value of other equity securities was comprised of the following: $32 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, $111 million of mutual fund investments, and $6 million of other. At December 31, 2014, the fair value of other equity securities was comprised of the following: $376 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, $138 million of mutual fund investments, and $7 million of other.

The following table presents interest and dividends on securities AFS:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2015	2014	2015	2014
Taxable interest	$143	$142	$397	$421
Tax-exempt interest	2	2	5	8
Dividends	8	9	28	27
Total interest and dividends	$153	$153	$430	$456

Securities AFS pledged to secure public deposits, repurchase agreements, trusts, and other funds had a fair value of $2.9 billion and $2.6 billion at September 30, 2015 and December 31, 2014, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

The amortized cost and fair value of investments in debt securities AFS at September 30, 2015, by estimated average life, are shown below. Receipt of cash flows may differ from estimated average lives and contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Distribution of Maturities
(Dollars in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
U.S. Treasury securities	$25	$921	$2,074	$—	$3,020
Federal agency securities	159	109	14	126	408
U.S. states and political subdivisions	38	13	101	15	167
MBS - agency	2,462	11,098	3,756	5,136	22,452
MBS - private	3	89	8	—	100
ABS	—	12	1	—	13
Corporate and other debt securities	—	36	—	—	36
Total debt securities AFS	$2,687	$12,278	$5,954	$5,277	$26,196

Fair Value:
U.S. Treasury securities	$25	$931	$2,109	$—	$3,065
Federal agency securities	163	116	14	127	420
U.S. states and political subdivisions	39	13	106	16	174
MBS - agency	2,605	11,391	3,772	5,137	22,905
MBS - private	3	91	8	—	102
ABS	—	13	2	—	15
Corporate and other debt securities	—	38	—	—	38
Total debt securities AFS	$2,835	$12,593	$6,011	$5,280	$26,719
Weighted average yield [1]	2.35%	2.41%	2.57%	2.80%	2.52%
1 Weighted average yields are based on amortized cost and presented on an FTE basis.

Securities AFS in an Unrealized Loss Position
The Company held certain investment securities AFS where amortized cost exceeded fair market value, resulting in unrealized loss positions. Market changes in interest rates and credit spreads may result in temporary unrealized losses as the market price of securities fluctuates. At September 30, 2015, the Company did not intend to sell these securities nor was it more-

likely-than-not that the Company would be required to sell these securities before their anticipated recovery or maturity. The Company reviewed its portfolio for OTTI in accordance with the accounting policies described in the Company's 2014 Annual Report on Form 10-K. The following tables show securities AFS in an unrealized loss position at period end.

	September 30, 2015
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]
Temporarily impaired securities AFS:
Federal agency securities	$33	$—	$35	$1	$68	$1
MBS - agency	3,996	35	982	23	4,978	58
ABS	—	—	9	—	9	—
Other equity securities	4	1	—	—	4	1
Total temporarily impaired securities AFS	4,033	36	1,026	24	5,059	60
OTTI securities AFS [1]:
Total OTTI securities AFS	—	—	—	—	—	—
Total impaired securities AFS	$4,033	$36	$1,026	$24	$5,059	$60

Notes to Consolidated Financial Statements (Unaudited), continued

	December 31, 2014
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]
Temporarily impaired securities AFS:
U.S. Treasury securities	$150	$1	$—	$—	$150	$1
Federal agency securities	20	—	132	2	152	2
MBS - agency	2,347	6	4,911	77	7,258	83
ABS	—	—	14	—	14	—
Total temporarily impaired securities AFS	2,517	7	5,057	79	7,574	86
OTTI securities AFS [1]:
MBS - private	69	1	—	—	69	1
Total OTTI securities AFS	69	1	—	—	69	1
Total impaired securities AFS	$2,586	$8	$5,057	$79	$7,643	$87
1 Includes OTTI securities AFS for which credit losses have been recorded in earnings in current or prior periods.
2 Unrealized losses less than $0.5 million are presented as zero within the table.

At September 30, 2015, unrealized losses on securities that have been in a temporarily impaired position for longer than twelve months included agency MBS, federal agency securities, and one ABS collateralized by 2004 vintage home equity loans. Unrealized losses on federal agency securities and agency MBS securities at September 30, 2015 were due to market interest rates being higher than the securities' stated yields. The ABS continues to receive timely principal and interest payments, and is evaluated quarterly for credit impairment. Cash flow analysis shows that the underlying collateral can withstand highly stressed loss assumptions without incurring a credit loss.
The portion of unrealized losses on OTTI securities that relates to factors other than credit is recorded in AOCI. Any unrealized losses related to credit impairment on these securities are determined through estimated cash flow analyses and are recorded in earnings.
Realized Gains and Losses and Other-Than-Temporarily Impaired Securities
Net securities gains/(losses) are comprised of gross realized gains, gross realized losses, and OTTI credit losses recognized in earnings. Gross realized gains of $11 million and $25 million were recognized for the three and nine months ended September 30, 2015, respectively. Gross realized losses of $3 million were recognized for both the three and nine months ended September 30, 2015, and OTTI losses recognized in earnings were immaterial for both periods. For both the three and nine months ended September 30, 2014, gross realized gains of $3 million were recognized. Gross realized losses of $12 million and $13 million were recognized for the three and nine months ended September 30, 2014, respectively, and OTTI losses recognized in earnings were immaterial for the nine months ended September 30, 2014.

Credit impairment that is determined through the use of models is estimated using cash flows on security specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include default rates, prepayment rates, and loss severities. If, based on this analysis, a security is in an unrealized loss position and the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are then discounted at the security’s initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities.
The Company continues to reduce existing exposure on OTTI securities primarily through paydowns. In certain instances, the amount of impairment losses recognized in earnings includes credit losses on debt securities that exceeds the total unrealized losses, and as a result, the securities may have unrealized gains in AOCI relating to factors other than credit.
During the three and nine months ended September 30, 2015, credit impairment recognized on securities AFS still held at the end of each period was immaterial, all of which related to one private MBS with a fair value of approximately $22 million at September 30, 2015. Securities that gave rise to credit impairments recognized during the nine months ended September 30, 2014, consisted of one private MBS with a fair value of approximately $19 million at September 30, 2014. The accumulated balance of credit losses recognized in earnings on securities AFS held at period end was $25 million at both September 30, 2015 and 2014. Subsequent credit losses may be recorded on securities without a corresponding further decline in fair value when there has been a decline in expected cash flows.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 5 - LOANS
Composition of Loan Portfolio

(Dollars in millions)	September 30, 2015	December 31, 2014
Commercial loans:
C&I	$65,371	$65,440
CRE	6,168	6,741
Commercial construction	1,763	1,211
Total commercial loans	73,302	73,392
Residential loans:
Residential mortgages - guaranteed	627	632
Residential mortgages - nonguaranteed [1]	24,351	23,443
Home equity products	13,416	14,264
Residential construction	394	436
Total residential loans	38,788	38,775
Consumer loans:
Guaranteed student	4,588	4,827
Other direct	5,771	4,573
Indirect	10,119	10,644
Credit cards	992	901
Total consumer loans	21,470	20,945
LHFI	$133,560	$133,112
LHFS [2]	$2,032	$3,232
1 Includes $262 million and $272 million of LHFI measured at fair value at September 30, 2015 and December 31, 2014, respectively.
2 Includes $1.9 billion of LHFS measured at fair value at both September 30, 2015 and December 31, 2014.
During the three months ended September 30, 2015 and 2014, the Company transferred $38 million and $362 million in LHFI to LHFS, and $75 million and $19 million in LHFS to LHFI, respectively. Additionally, during the three months ended September 30, 2015 and 2014, the Company sold $178 million and $2.3 billion in loans and leases for gains of $9 million and $40 million, respectively.
During the nine months ended September 30, 2015 and 2014, the Company transferred $1.7 billion and $3.2 billion in LHFI to LHFS, and $726 million and $39 million in LHFS to LHFI, respectively. Additionally, during the nine months ended September 30, 2015 and 2014, the Company sold $2.0 billion and $3.0 billion in loans and leases for gains of $22 million and $71 million, respectively.
At September 30, 2015 and December 31, 2014, the Company had $23.3 billion and $26.5 billion of net eligible loan collateral pledged to the Federal Reserve discount window to support $17.0 billion and $18.4 billion of available, unused borrowing capacity, respectively.

At September 30, 2015 and December 31, 2014, the Company had $32.0 billion and $31.2 billion of net eligible loan collateral pledged to the FHLB of Atlanta to support $26.2 billion and $24.3 billion of available borrowing capacity, respectively. The available FHLB borrowing capacity at September 30, 2015 was used to support $408 million of long-term debt and $6.2 billion of letters of credit issued on the Company's behalf. At December 31, 2014, the available FHLB borrowing capacity was used to support $4.0 billion of long-term debt, $4.0 billion of short-term debt, and $7.9 billion of letters of credit issued on the Company's behalf.
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
For the commercial portfolio, the Company believes that the most appropriate credit quality indicator is an individual loan’s risk assessment expressed according to the broad regulatory agency classifications of Pass or Criticized. The Company's risk rating system is granular, with multiple risk ratings in both the Pass and Criticized categories. Pass ratings reflect relatively low PDs, whereas, Criticized assets have higher PDs. The granularity in Pass ratings assists in the establishment of pricing, loan structures, approval requirements, reserves, and ongoing credit management requirements. The Company conforms to the following regulatory classifications for Criticized assets: Other Assets Especially Mentioned (or Special Mention), Adversely Classified, Doubtful, and Loss. However, for the purposes of disclosure, management believes the most meaningful distinction within the Criticized categories is between Accruing Criticized (which includes Special Mention and a portion of Adversely Classified) and Nonaccruing Criticized (which includes a portion of Adversely Classified and Doubtful and Loss). This distinction identifies those relatively higher risk loans for which there is a basis to believe that the Company will collect all amounts due from those where full collection is less certain. Commercial risk ratings are refreshed at least annually, or more frequently as appropriate, based upon considerations such as market conditions, borrower characteristics, and portfolio trends. Additionally, management routinely reviews portfolio risk ratings, trends, and concentrations to support risk identification and mitigation activities. The increase in criticized accruing C&I loans at September 30, 2015 compared to December 31, 2014, as presented in the following risk rating table, was due to loans primarily in the energy industry vertical that were downgraded to substandard during the first nine months of 2015.

Notes to Consolidated Financial Statements (Unaudited), continued

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

For government-guaranteed loans, the Company monitors the credit quality based primarily on delinquency status, as it is a more relevant indicator of credit quality due to the government guarantee. At September 30, 2015 and December 31, 2014, 32% and 28%, respectively, of the guaranteed residential loan portfolio was current with respect to payments. At September 30, 2015 and December 31, 2014, 81% and 79%, respectively, of the guaranteed student loan portfolio was current with respect to payments. The Company's loss exposure on guaranteed residential and student loans is mitigated by the government guarantee.

LHFI by credit quality indicator are shown in the tables below:

	Commercial Loans
	C&I		CRE		Commercial Construction
(Dollars in millions)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Risk rating:
Pass	$63,826	$64,228	$6,033	$6,586	$1,739	$1,196
Criticized accruing	1,423	1,061	120	134	23	14
Criticized nonaccruing	122	151	15	21	1	1
Total	$65,371	$65,440	$6,168	$6,741	$1,763	$1,211

	Residential Loans [1]
	Residential Mortgages - Nonguaranteed		Home Equity Products		Residential Construction
(Dollars in millions)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Current FICO score range:
700 and above	$19,936	$18,780	$10,897	$11,475	$321	$347
620 - 699	3,330	3,369	1,827	1,991	59	70
Below 620 [2]	1,085	1,294	692	798	14	19
Total	$24,351	$23,443	$13,416	$14,264	$394	$436

	Consumer Loans [3]
	Other Direct		Indirect		Credit Cards
(Dollars in millions)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Current FICO score range:
700 and above	$5,180	$4,023	$7,053	$7,661	$690	$639
620 - 699	536	476	2,426	2,335	245	212
Below 620 [2]	55	74	640	648	57	50
Total	$5,771	$4,573	$10,119	$10,644	$992	$901
1 Excludes $627 million and $632 million of guaranteed residential loans at September 30, 2015 and December 31, 2014, respectively.
2 For substantially all loans with refreshed FICO scores below 620, the borrower’s FICO score at the time of origination exceeded 620 but has since deteriorated as the loan has seasoned.
3 Excludes $4.6 billion and $4.8 billion of guaranteed student loans at September 30, 2015 and December 31, 2014, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

The payment status for the LHFI portfolio is shown in the tables below:

	September 30, 2015
(Dollars in millions)	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing [2]	Total
Commercial loans:
C&I	$65,148	$89	$12	$122	$65,371
CRE	6,150	2	1	15	6,168
Commercial construction	1,762	—	—	1	1,763
Total commercial loans	73,060	91	13	138	73,302
Residential loans:
Residential mortgages - guaranteed	200	51	376	—	627
Residential mortgages - nonguaranteed [1]	24,081	105	9	156	24,351
Home equity products	13,189	81	—	146	13,416
Residential construction	375	3	—	16	394
Total residential loans	37,845	240	385	318	38,788
Consumer loans:
Guaranteed student	3,724	367	497	—	4,588
Other direct	5,742	22	3	4	5,771
Indirect	10,032	83	1	3	10,119
Credit cards	978	8	6	—	992
Total consumer loans	20,476	480	507	7	21,470
Total LHFI	$131,381	$811	$905	$463	$133,560
1 Includes $262 million of loans measured at fair value, the majority of which were accruing current.
2 Nonaccruing loans past due 90 days or more totaled $278 million. Nonaccruing loans past due fewer than 90 days include modified nonaccrual loans reported as TDRs and performing second lien loans which are classified as nonaccrual when the first lien loan is nonperforming.

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
1 Includes $272 million of loans measured at fair value, the majority of which were accruing current.
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

	September 30, 2015			December 31, 2014
(Dollars in millions)	Unpaid Principal Balance	Amortized Cost [1]	Related Allowance	Unpaid Principal Balance	Amortized Cost [1]	Related Allowance
Impaired loans with no related allowance recorded:
Commercial loans:
C&I	$59	$49	$—	$70	$51	$—
CRE	11	9	—	12	11	—
Total commercial loans	70	58	—	82	62	—
Residential loans:
Residential mortgages - nonguaranteed	431	326	—	592	425	—
Residential construction	24	9	—	31	9	—
Total residential loans	455	335	—	623	434	—
Impaired loans with an allowance recorded:
Commercial loans:
C&I	14	12	7	27	26	7
CRE	—	—	—	4	4	4
Total commercial loans	14	12	7	31	30	11
Residential loans:
Residential mortgages - nonguaranteed	1,451	1,395	181	1,381	1,354	215
Home equity products	709	637	60	703	630	66
Residential construction	128	124	14	145	145	19
Total residential loans	2,288	2,156	255	2,229	2,129	300
Consumer loans:
Other direct	11	11	1	13	13	1
Indirect	113	112	5	105	105	5
Credit cards	24	6	1	25	8	2
Total consumer loans	148	129	7	143	126	8
Total impaired loans	$2,975	$2,690	$269	$3,108	$2,781	$319
1 Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to reduce the net book balance.

Included in the impaired loan balances above at both September 30, 2015 and December 31, 2014 were $2.5 billion of accruing TDRs at amortized cost, of which 97% and 96% were current, respectively. See Note 1, “Significant Accounting Policies,” to the Company's 2014 Annual Report on Form 10-K for further information regarding the Company’s loan impairment policy.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended September 30				Nine Months Ended September 30
	2015		2014		2015		2014
(Dollars in millions)	Average Amortized Cost	Interest Income Recognized[1]	Average Amortized Cost	Interest Income Recognized[1]	Average Amortized Cost	Interest Income Recognized[1]	Average Amortized Cost	Interest Income Recognized[1]
Impaired loans with no related allowance recorded:
Commercial loans:
C&I	$51	$—	$65	$—	$53	$1	$68	$1
CRE	9	—	15	—	10	—	16	—
Total commercial loans	60	—	80	—	63	1	84	1
Residential loans:
Residential mortgages - nonguaranteed	330	4	454	5	335	11	467	14
Residential construction	9	—	14	—	11	—	15	—
Total residential loans	339	4	468	5	346	11	482	14
Impaired loans with an allowance recorded:
Commercial loans:
C&I	20	—	45	—	23	1	46	1
CRE	—	—	10	—	—	—	9	—
Total commercial loans	20	—	55	—	23	1	55	1
Residential loans:
Residential mortgages - nonguaranteed	1,393	17	1,467	18	1,396	52	1,443	59
Home equity products	640	7	668	7	646	21	662	20
Residential construction	124	2	164	2	125	6	162	6
Total residential loans	2,157	26	2,299	27	2,167	79	2,267	85
Consumer loans:
Other direct	12	—	14	—	12	—	14	—
Indirect	114	1	116	1	119	4	110	4
Credit cards	6	—	10	—	7	—	11	1
Total consumer loans	132	1	140	1	138	4	135	5
Total impaired loans	$2,708	$31	$3,042	$33	$2,737	$96	$3,023	$106
1 Of the interest income recognized during the three and nine months ended September 30, 2015, cash basis interest income was $1 million and $3 million, respectively.
Of the interest income recognized during the three and nine months ended September 30, 2014, cash basis interest income was less than $1 million and $2 million, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

NPAs are shown in the following table:

(Dollars in millions)	September 30, 2015	December 31, 2014
Nonaccrual/NPLs:
Commercial loans:
C&I	$122	$151
CRE	15	21
Commercial construction	1	1
Residential loans:
Residential mortgages - nonguaranteed	156	254
Home equity products	146	174
Residential construction	16	27
Consumer loans:
Other direct	4	6
Indirect	3	—
Total nonaccrual/NPLs [1]	463	634
OREO [2]	62	99
Other repossessed assets	7	9
Nonperforming LHFS	—	38
Total NPAs	$532	$780
1 Nonaccruing restructured loans are included in total nonaccrual/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets in the Consolidated Balance Sheets until the funds are received and the property is conveyed. The receivable amount related to proceeds due from the FHA or the VA totaled $50 million and $57 million at September 30, 2015 and December 31, 2014, respectively.

The Company's recorded investment of nonaccruing loans secured by residential real estate properties for which formal foreclosure proceedings are in process at September 30, 2015 and December 31, 2014 was $99 million and $152 million, respectively, included in NPLs in the table above. The Company's recorded investment of accruing loans secured by residential real estate properties for which formal foreclosure proceedings are in process at September 30, 2015 and

December 31, 2014 was $169 million and $194 million, of which $158 million and $179 million were insured by the FHA or the VA, respectively.
At September 30, 2015 and December 31, 2014, OREO was comprised of $50 million and $75 million of foreclosed residential real estate properties and $8 million and $16 million of foreclosed commercial real estate properties, respectively, with the remainder related to land and other properties.

Notes to Consolidated Financial Statements (Unaudited), continued

Restructured Loans
A TDR is a loan for which the Company has granted an economic concession to the borrower, in response to certain instances of financial difficulty experienced by the borrower that the Company would not have otherwise considered. When a loan is modified under the terms of a TDR, the Company typically offers the borrower an extension of the loan maturity date and/or a reduction in the original contractual interest rate. In certain situations, the Company may offer to restructure a loan in a manner that ultimately results in the forgiveness of a contractually specified principal balance.

At both September 30, 2015 and December 31, 2014, the Company had an immaterial amount of commitments to lend additional funds to debtors whose terms have been modified in a TDR. The number and amortized cost of loans modified under the terms of a TDR by type of modification are shown in the following tables.

	Three Months Ended September 30, 2015 [1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	18	$—	$—	$—	$—
Residential loans:
Residential mortgages - nonguaranteed	175	3	32	10	45
Home equity products	419	—	7	21	28
Residential construction	6	—	—	—	—
Consumer loans:
Other direct	10	—	—	—	—
Indirect	611	—	—	13	13
Credit cards	157	—	1	—	1
Total TDRs	1,396	$3	$40	$44	$87

	Nine Months Ended September 30, 2015 [1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	63	$—	$1	$5	$6
CRE	1	—	—	—	—
Residential loans:
Residential mortgages - nonguaranteed	632	10	95	20	125
Home equity products	1,386	—	20	62	82
Residential construction	17	—	—	—	—
Consumer loans:
Other direct	47	—	—	1	1
Indirect	1,999	—	—	39	39
Credit cards	529	—	2	—	2
Total TDRs	4,674	$10	$118	$127	$255
1 Includes loans modified under the terms of a TDR that were charged-off during the period.
2 Restructured loans which had forgiveness of amounts contractually due under the terms of the loan typically have had multiple concessions including rate modifications and/or term extensions. The total amount of charge-offs associated with principal forgiveness during both the three and nine months ended September 30, 2015 was immaterial.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended September 30, 2014 [1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	23	$—	$—	$8	$8
Residential loans:
Residential mortgages - nonguaranteed	266	2	26	8	36
Home equity products	503	—	1	22	23
Residential construction	1	—	—	—	—
Consumer loans:
Other direct	21	—	—	—	—
Indirect	638	—	—	12	12
Credit cards	123	—	1	—	1
Total TDRs	1,575	$2	$28	$50	$80

	Nine Months Ended September 30, 2014 [1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	66	$—	$—	$22	$22
CRE	4	3	—	3	6
Residential loans:
Residential mortgages - nonguaranteed	944	8	105	38	151
Home equity products	1,407	—	6	59	65
Residential construction	11	—	1	—	1
Consumer loans:
Other direct	59	—	—	1	1
Indirect	2,189	—	—	43	43
Credit cards	350	—	2	—	2
Total TDRs	5,030	$11	$114	$166	$291
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

Notes to Consolidated Financial Statements (Unaudited), continued

For the three and nine months ended September 30, 2015, the table below represents defaults on loans that were first modified between the periods January 1, 2014 and September 30, 2015 that became 90 days or more delinquent or were charged-off during the period.

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
(Dollars in millions)	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
Commercial loans:
C&I	13	$—	25	$1
Residential loans:
Residential mortgages	25	3	80	12
Home equity products	33	2	95	4
Consumer loans:
Other direct	2	—	3	—
Indirect	47	—	118	1
Credit cards	22	—	45	—
Total TDRs	142	$5	366	$18

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
Concentrations of Credit Risk
The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. However, a geographic concentration arises because the Company operates primarily in the Southeastern and Mid-Atlantic regions of the U.S. The Company engages in limited international banking activities. The Company’s total cross-border outstanding loans were $1.4 billion and $1.3 billion at September 30, 2015 and December 31, 2014, respectively.
With respect to collateral concentration, at September 30, 2015, the Company owned $38.8 billion in loans secured by residential real estate, representing 29% of total LHFI. Additionally, the Company had $10.6 billion in commitments to extend credit on home equity lines and $4.0 billion in mortgage loan commitments at September 30, 2015. At December 31, 2014, the Company owned $38.8 billion in loans secured by residential real estate, representing 29% of total LHFI, and had $10.9 billion in commitments to extend credit on home equity lines and $3.3 billion in mortgage loan commitments. At both September 30, 2015 and December 31, 2014, 2% of residential loans owned were guaranteed by a federal agency or a GSE.
The following table presents loans in the residential mortgage portfolio that included a high original LTV ratio (in excess of 80%), an interest only feature, and/or a second lien position that may increase the Company’s exposure to credit risk and result in a concentration of credit risk. At September 30, 2015 and December 31, 2014, borrowers' current weighted average FICO score on these loans was 744 and 738, respectively.

(Dollars in millions)	September 30, 2015	December 31, 2014
Interest only mortgages with MI or with combined original LTV ≤ 80% [1]	$1,892	$3,180
Interest only mortgages with no MI and with combined original LTV > 80% [1]	620	873
Total interest only mortgages [1]	2,512	4,053
Amortizing mortgages with combined original LTV > 80% and/or second liens [2]	8,154	7,368
Total mortgages with potential concentration of credit risk	$10,666	$11,421
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

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 6 - ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the unfunded commitments reserve. Activity in the allowance for credit losses is summarized in the following table:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2015	2014	2015	2014
Balance, beginning of period	$1,886	$2,046	$1,991	$2,094
Provision for loan losses	23	93	107	275
Provision/(benefit) for unfunded commitments	9	—	7	(7)
Loan charge-offs	(102)	(164)	(356)	(473)
Loan recoveries	31	36	98	122
Balance, end of period	$1,847	$2,011	$1,847	$2,011

Components:
ALLL			$1,786	$1,968
Unfunded commitments reserve [1]			61	43
Allowance for credit losses			$1,847	$2,011
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.
Activity in the ALLL by loan segment for the three and nine months ended September 30, 2015 and 2014 is presented in the following tables:

	Three Months Ended September 30, 2015
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance, beginning of period	$993	$676	$165	$1,834
Provision/(benefit) for loan losses	33	(39)	29	23
Loan charge-offs	(23)	(47)	(32)	(102)
Loan recoveries	10	11	10	31
Balance, end of period	$1,013	$601	$172	$1,786

	Three Months Ended September 30, 2014
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance, beginning of period	$958	$875	$170	$2,003
Provision for loan losses	25	34	34	93
Loan charge-offs	(26)	(104)	(34)	(164)
Loan recoveries	14	12	10	36
Balance, end of period	$971	$817	$180	$1,968

	Nine Months Ended September 30, 2015
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance, beginning of period	$986	$777	$174	$1,937
Provision/(benefit) for loan losses	74	(30)	63	107
Loan charge-offs	(82)	(177)	(97)	(356)
Loan recoveries	35	31	32	98
Balance, end of period	$1,013	$601	$172	$1,786

	Nine Months Ended September 30, 2014
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance, beginning of period	$946	$930	$168	$2,044
Provision for loan losses	82	114	79	275
Loan charge-offs	(97)	(279)	(97)	(473)
Loan recoveries	40	52	30	122
Balance, end of period	$971	$817	$180	$1,968

Notes to Consolidated Financial Statements (Unaudited), continued

As discussed in Note 1, “Significant Accounting Policies,” to the Company's 2014 Annual Report on Form 10-K, the ALLL is composed of both specific allowances for certain nonaccrual loans and TDRs and general allowances grouped into loan pools based on similar characteristics. No allowance is required for loans measured at fair value. Additionally, the Company records an immaterial allowance for loan products that are guaranteed by government agencies, as there is nominal risk of principal loss. The Company’s LHFI portfolio and related ALLL is presented in the following tables.

	September 30, 2015
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL
Individually evaluated	$70	$7	$2,491	$255	$129	$7	$2,690	$269
Collectively evaluated	73,232	1,006	36,035	346	21,341	165	130,608	1,517
Total evaluated	73,302	1,013	38,526	601	21,470	172	133,298	1,786
LHFI at fair value	—	—	262	—	—	—	262	—
Total LHFI	$73,302	$1,013	$38,788	$601	$21,470	$172	$133,560	$1,786

	December 31, 2014
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL
Individually evaluated	$92	$11	$2,563	$300	$126	$8	$2,781	$319
Collectively evaluated	73,300	975	35,940	477	20,819	166	130,059	1,618
Total evaluated	73,392	986	38,503	777	20,945	174	132,840	1,937
LHFI at fair value	—	—	272	—	—	—	272	—
Total LHFI	$73,392	$986	$38,775	$777	$20,945	$174	$133,112	$1,937

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company conducts a goodwill impairment test at the reporting unit level at least annually, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. In the third quarter of 2015, the Company performed a quantitative assessment of its goodwill and concluded that the fair values of its reporting units exceeded their respective carrying values. Additionally, in the third quarter of 2015, the Company elected to prospectively change the date of its annual goodwill impairment test from September 30 to October 1 to better align the timing of the test with the availability of key inputs. See Note 1, "Significant Accounting Policies" to the Company's 2014 Annual Report on Form 10-K for additional information regarding the Company's goodwill accounting policy.
There were no changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2015. Changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2014 are as follows:

(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Total
Balance, January 1, 2014	$4,262	$2,107	$6,369
Acquisition of Lantana Oil and Gas Partners, Inc.	—	8	8
Sale of RidgeWorth	—	(40)	(40)
Balance, September 30, 2014	$4,262	$2,075	$6,337

Notes to Consolidated Financial Statements (Unaudited), continued

Other Intangible Assets
Changes in the carrying amounts of other intangible assets for the nine months ended September 30 are as follows:

(Dollars in millions)	MSRs - Fair Value	Other	Total
Balance, January 1, 2015	$1,206	$13	$1,219
Amortization [1]	—	(6)	(6)
Servicing rights originated	185	13	198
Servicing rights purchased	109	—	109
Changes in fair value:
Due to changes in inputs and assumptions [2]	(74)	—	(74)
Other changes in fair value [3]	(161)	—	(161)
Servicing rights sold	(3)	—	(3)
Balance, September 30, 2015	$1,262	$20	$1,282

Balance, January 1, 2014	$1,300	$34	$1,334
Amortization [1]	—	(10)	(10)
Servicing rights originated	137	—	137
Servicing rights purchased	109	—	109
Changes in fair value:
Due to changes in inputs and assumptions [2]	(117)	—	(117)
Other changes in fair value [3]	(123)	—	(123)
Servicing rights sold	(1)	—	(1)
Sale of RidgeWorth	—	(9)	(9)
Balance, September 30, 2014	$1,305	$15	$1,320
1 Does not include amortization of tax credits for non-qualified community development investments. See Note 8, "Certain Transfers of Financial Assets and Variable Interest Entities," for additional information.
2 Primarily reflects changes in option adjusted spreads and prepayment speed assumptions, due to changes in interest rates.
3 Represents changes due to the collection of expected cash flows, net of accretion, due to the passage of time.

The Company's estimated future amortization of intangible assets subject to amortization was immaterial at September 30, 2015.

Servicing Rights
The Company retains servicing rights for certain of its sales or securitizations of residential mortgage and consumer indirect loans. MSRs on residential mortgage loans and servicing rights on consumer indirect loans are the only servicing assets capitalized by the Company and are classified within other intangible assets on the Company's Consolidated Balance Sheets.

Mortgage Servicing Rights
Income earned by the Company on its MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs. Such income earned for the three and nine months ended September 30, 2015 was $89 million and $254 million, respectively, and $81 million and $241 million for the three and nine months ended September 30, 2014, respectively. These amounts are reported in mortgage servicing related income in the Consolidated Statements of Income.

At September 30, 2015 and December 31, 2014, the total UPB of mortgage loans serviced was $149.2 billion and $142.1 billion, respectively. Included in these amounts were $122.0 billion and $115.5 billion at September 30, 2015 and December 31, 2014, respectively, of loans serviced for third parties. The Company purchased MSRs on residential loans with a UPB of $10.3 billion during the nine months ended September 30, 2015, all of which are reflected in the UPB amounts above. The Company purchased MSRs on residential loans with a UPB of $9.0 billion during the nine months ended September 30, 2014. During the nine months ended September 30, 2015 and 2014, the Company sold MSRs on residential loans, at a price approximating their fair value, with a UPB of $590 million and $612 million, respectively.
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

Notes to Consolidated Financial Statements (Unaudited), continued

A summary of the key inputs used to estimate the fair value of the Company’s MSRs at September 30, 2015 and December 31, 2014, and the sensitivity of the fair values to immediate 10% and 20% adverse changes in those inputs, are presented in the following table.

(Dollars in millions)	September 30, 2015	December 31, 2014
Fair value of MSRs	$1,262	$1,206
Prepayment rate assumption (annual)	11%	11%
Decline in fair value from 10% adverse change	$51	$46
Decline in fair value from 20% adverse change	98	88
Option adjusted spread (annual)	8%	10%
Decline in fair value from 10% adverse change	$55	$55
Decline in fair value from 20% adverse change	105	105
Weighted-average life (in years)	6.4	6.4
Weighted-average coupon	4.1%	4.2%

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
Income earned by the Company on its consumer loan servicing rights is derived primarily from contractually specified servicing fees and other ancillary fees. Such income earned for the three and nine months ended September 30, 2015 was $2 million and $3 million, respectively, and is reported in other noninterest income in the Consolidated Statements of Income. There was no income earned on consumer loan servicing rights for the three and nine months ended September 30, 2014.
At September 30, 2015, the total UPB of consumer indirect loans serviced was $889 million, all of which were serviced for third parties. No consumer loan servicing rights were purchased or sold during the nine months ended September 30, 2015 and 2014.
Consumer loan servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The Company calculates the fair value of consumer servicing rights using a valuation model that calculates the present value of estimated future net servicing income using prepayment projections and other assumptions. Impairment, if any, is recognized when changes in valuation model inputs reflect a fair value for the servicing asset that is below its respective carrying value. At September 30, 2015, both the amortized cost and the fair value of the Company's consumer loan servicing rights were $11 million.

NOTE 8 - CERTAIN TRANSFERS OF FINANCIAL ASSETS AND VARIABLE INTEREST ENTITIES
Certain Transfers of Financial Assets and Related Variable
Interest Entities
The Company has transferred loans and securities in sale or securitization transactions in which the Company has, or had, continuing involvement such as owning certain beneficial interests and servicing rights. Cash receipts on interests held related to these transfers were $6 million and $14 million for the three and nine months ended September 30, 2015, and $2 million and $14 million for the three and nine months ended September 30, 2014, respectively. The servicing and management fees related to these asset transfers (excluding servicing fees for residential mortgage loan transfers to GSEs, which are discussed in Note 7, “Goodwill and Other Intangible Assets”) were immaterial for the three and nine months ended September 30, 2015 and 2014. Except as specifically noted herein, the Company is not required to provide additional financial support to any of the entities to which the Company has transferred financial assets, nor has the Company provided any support it was not otherwise obligated to provide.
When a transfer or other transaction occurs with a VIE, the Company first determines whether it has a VI in the VIE. A VI is typically in the form of securities representing retained interests in transferred assets and, at times, servicing rights and collateral manager fees. If the Company has a VI in an entity, it then evaluates whether or not it has both (1) the power to direct the activities that most significantly impact the economic performance of the VIE, and (2) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE to determine if the Company should consolidate the VIE. If the entity is not consolidated, then an evaluation of whether the transfer is a sale or a secured borrowing is necessary.
To determine whether a transfer should be accounted for as a sale, the Company evaluates whether: (i) the transferred assets are legally isolated, (ii) the transferee has the right to pledge or exchange the transferred assets, and (iii) the Company has relinquished effective control of the transferred assets. If these three conditions are met, then the transfer is accounted for as a sale.
No events occurred during the nine months ended September 30, 2015 that changed the Company’s previous conclusions regarding whether it is the primary beneficiary of the VIEs described herein. Likewise, no events occurred during the nine months ended September 30, 2015 that changed the Company’s sale accounting conclusion in regards to previously

Notes to Consolidated Financial Statements (Unaudited), continued

transferred residential mortgage loans, indirect auto loans, student loans, or commercial and corporate loans.
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
The Company sold residential mortgage loans to the GSEs noted above, which resulted in pre-tax net gains of $48 million and $50 million for the three months ended September 30, 2015 and 2014, respectively, and $171 million and $155 million for the nine months ended September 30, 2015 and 2014, respectively. Net gains on the sale of residential mortgage loans are recorded at inception of the associated IRLCs within mortgage production related income in the Consolidated Statements of Income. The net gains reflect the change in value of the loans resulting from changes in interest rates from the time the Company enters into the related IRLCs with borrowers, but do not include the results of hedging activities initiated by the Company to mitigate this market risk. See Note 13, “Derivative Financial Instruments,” for further discussion of the Company’s hedging activities. As the seller, the Company has made certain representations and warranties with respect to the originally transferred loans, including those transferred under Ginnie Mae, Fannie Mae, and Freddie Mac programs; these representations and warranties are discussed in Note 12, “Guarantees.”
In a limited number of securitizations, the Company has received securities in addition to cash (while also retaining servicing rights) in exchange for the transferred loans. The securities received are measured at fair value and classified as securities AFS. At September 30, 2015 and December 31, 2014, the fair value of securities received totaled $43 million and $55 million, respectively.
The Company evaluated its securitization entities, which were deemed VIEs, for potential consolidation. Notwithstanding the Company's role as servicer, the Company typically does not have power over the securitization entities as a result of rights held by the master servicer. However, in certain transactions, the Company does have power as the servicer, but does not have an obligation to absorb losses or the right to receive benefits that could potentially be significant. In all such cases, the Company does not consolidate the securitization entity. Total assets at September 30, 2015 and December 31, 2014, of the unconsolidated trusts in which the Company has a VI were $251 million and $288 million, respectively.
The Company’s maximum exposure to loss related to the unconsolidated residential mortgage loan VIEs in which it holds a VI is comprised of the loss of value of any interests it retains, and any repurchase obligations it incurs as a result of a breach of representations and warranties, discussed further in Note 12, “Guarantees.”

Commercial and Corporate Loans
The Company holds securities issued by CLO entities that own commercial leveraged loans and bonds, certain of which were transferred to the entities by the Company. These entities had estimated assets of $584 million and $704 million and estimated liabilities of $541 million and $654 million at September 30, 2015 and December 31, 2014, respectively. The Company's holdings include a preference share exposure valued at $2 million and $3 million at September 30, 2015 and December 31, 2014, respectively, and a senior interest exposure valued at $11 million and $18 million at September 30, 2015 and December 31, 2014, respectively. The Company has determined that the CLO entities are VIEs and that it is not the primary beneficiary of these entities because it does not possess the power to direct the activities that most significantly impact the economic performance of the entities.
Consumer Loans
Guaranteed Student Loans
During 2006, the Company securitized government-guaranteed student loans through a transfer of loans to a securitization entity and retained the residual interest in the entity. The Company concluded that this entity should be consolidated since it has the power to direct the activities that most significantly impact the economic performance of the VIE, and has the obligation to absorb losses and the right to receive benefits that could potentially be significant. At September 30, 2015 and December 31, 2014, the Company’s Consolidated Balance Sheets reflected $273 million and $306 million, respectively, of assets held by the securitization entity and $270 million and $302 million, respectively, of debt issued by the entity.
To the extent that the securitization entity incurs losses on its assets, the securitization entity has recourse to the guarantor of the underlying loan, which is backed by the Department of Education up to a maximum guarantee of 100%. Losses in excess of the government guarantee reduce the amount of available cash payable to the Company as the owner of the residual interest. To the extent that losses result from a breach of servicing responsibilities, the securitization entity has recourse to the Company, which functions as the master servicer; the Company may be required to repurchase the defaulting loan(s) from the securitization entity at par value. If the breach was caused by the subservicer, the Company would seek reimbursement from the subservicer up to the guaranteed amount. The Company’s maximum exposure to loss related to the securitization entity would arise from a breach of its servicing responsibilities. To date, loss claims filed with the guarantor that have been denied due to servicing errors have either been, or are in the process of being cured, or reimbursement has been provided to the Company by the subservicer or in very limited cases, absorbed by the Company.
Indirect Auto Loans
In June 2015, the Company transferred indirect auto loans to a securitization entity and accounted for the transfer as a sale. The Company retained servicing rights for the transferred loans, but did not retain any debt or equity interest in the securitization entity, which was determined to be a VIE. Although the Company has the power to direct the activities that most significantly impact the economic performance of the VIE through its

Notes to Consolidated Financial Statements (Unaudited), continued

servicing rights, it was determined that this entity should not be consolidated since the Company does not have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
At the time of the transfer, the UPB of the transferred loans was $1.0 billion and the consideration received was $1.0 billion, resulting in an immaterial pre-tax loss for the nine months ended September 30, 2015, recorded within other noninterest income in the Consolidated Statements of Income. Additional details regarding the servicing asset recognized in this transaction can be found in Note 7, "Goodwill and Other Intangible Assets."
To the extent that any losses on the transferred loans are the result of a breach of representations and warranties related to either the initial transfer or the Company's ongoing servicing responsibilities, the securitization entity has recourse to the Company whereby the Company may be obligated to either cure the breach or repurchase the affected loans. The Company’s maximum exposure to loss related to the loans transferred to the securitization entity would arise from a breach of representations and warranties and/or a breach of the Company's servicing obligations, and any resulting potential losses suffered by the securitization entity that the Company may be liable for, the amount of which would be limited to the initial UPB of transferred loans and the carrying value of the related servicing asset.

The Company's managed loans, including portfolio loans as well as securitized loans, are presented in the following table by portfolio balance and delinquency (accruing loans 90 days or more past due and all nonaccrual loans) at September 30, 2015 and December 31, 2014, as well as related net charge-offs for the three and nine months ended September 30, 2015 and 2014.

	Portfolio Balance [1]		Past Due and Nonaccrual [2]				Net Charge-offs
	September 30, 2015	December 31, 2014	September 30, 2015		December 31, 2014		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)							2015	2014	2015	2014
Portfolio LHFI by type:
Commercial	$73,302	$73,392	$151		$181		$13	$12	$47	$57
Residential	38,788	38,775	703		891		36	92	146	227
Consumer	21,470	20,945	514		619		22	24	65	67
Total portfolio LHFI	133,560	133,112	1,368		1,691		71	128	258	351
Managed securitized loans by type:
Residential	117,774	110,591	135	[3]	183	[3]	4	6	10	13
Consumer	889	—	1		—		1	—	1	—
Total managed securitized loans	118,663	110,591	136		183		5	6	11	13
Managed unsecuritized loans	4,238	4,943	587		705		—	—	—	—
Total managed loans	$256,461	$248,646	$2,091		$2,579		$76	$134	$269	$364
1 Excludes $2.0 billion and $3.2 billion of LHFS at September 30, 2015 and December 31, 2014, respectively.
2 Excludes $1 million and $39 million of past due LHFS at September 30, 2015 and December 31, 2014, respectively.
3 Excludes loans that have completed the foreclosure or short sale process (i.e., involuntary prepayments).

Other Variable Interest Entities
In addition to exposure to VIEs arising from transfers of financial assets, the Company also has involvement with VIEs from other business activities.
Total Return Swaps
At September 30, 2015 and December 31, 2014, the outstanding notional amounts of TRS contracts that VIEs entered into with the Company totaled $2.4 billion and $2.3 billion, respectively, and the Company's related senior financing outstanding to VIEs were also $2.4 billion and $2.3 billion, respectively. These financings were classified within trading assets and derivative instruments on the Consolidated Balance Sheets and were measured at fair value. The Company entered into TRS contracts with third parties with the same outstanding notional amounts. The notional amounts of the TRS contracts with the VIEs represent the Company’s maximum exposure to loss, although such exposure to loss has been mitigated via the TRS contracts with third parties. For additional information on the Company’s TRS contracts and its involvement with these VIEs, see Note 13, “Derivative Financial Instruments,” in this Form 10-Q, as well as Note 10, “Certain Transfers of Financial Assets and Variable

Interest Entities,” to the Company's 2014 Annual Report on Form 10-K.
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
In limited circumstances, the Company owns both the limited partner and general partner interests, in which case the related partnerships are not considered VIEs and are consolidated by the Company. The Company sold properties with a carrying value of $72 million for gains of $19 million during the nine months ended September 30, 2015. No properties were sold during the third quarter of 2015 and the remaining properties held for sale at September 30, 2015 were immaterial. One property was sold during the three and nine months ended September 30, 2014 for an immaterial gain.

Notes to Consolidated Financial Statements (Unaudited), continued

The Company has concluded that it is not the primary beneficiary of affordable housing partnerships when it invests as a limited partner and there is a third party general partner. The investments are accounted for in accordance with the accounting requirements for investments in affordable housing projects. The general partner or an affiliate of the general partner often provides guarantees to the limited partner, which protects the Company from losses attributable to operating deficits, construction deficits, and tax credit allocation deficits. Assets of $1.9 billion and $1.6 billion in these partnerships were not included in the Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, respectively. The Company's limited partner interests had carrying values of $552 million and $363 million at September 30, 2015 and December 31, 2014, respectively, and are recorded in other assets in the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss for these investments totaled $1.1 billion and $910 million at September 30, 2015 and December 31, 2014, respectively. The Company’s maximum exposure to loss would result from the loss of its limited partner investments along with $396 million and $412 million of loans, interest-rate swap fair value exposures, or letters of credit issued by the Company to the entities at September 30, 2015 and December 31, 2014, respectively. The difference between the maximum exposure to loss and the investment and loan balances is primarily attributable to the unfunded equity commitments. Unfunded equity commitments are amounts that the Company has committed to the entities upon the entities meeting certain conditions. If these conditions are met, the Company will invest these additional amounts in the entities.
The Company also owns noncontrolling interests in funds whose purpose is to invest in community developments. At

September 30, 2015 and December 31, 2014, the Company's investment in these funds totaled $130 million and $113 million, respectively, and the Company's maximum exposure to loss on its equity investments, which is comprised of its investments in the funds plus any additional unfunded equity commitments, was $255 million and $236 million, respectively.
During the three months ended September 30, 2015 and 2014, the Company recognized $18 million and $15 million of tax credits for qualified affordable housing projects, and $17 million and $14 million of amortization on qualified affordable housing projects in the provision for income taxes, respectively. During the nine months ended September 30, 2015 and 2014, the Company recognized $46 million and $45 million of tax credits for qualified affordable housing projects, and $45 million and $41 million of amortization on qualified affordable housing projects in the provision for income taxes, respectively. During the three and nine months ended September 30, 2015, the Company recorded $8 million and $18 million, respectively, of amortization expense (a component of noninterest expense) related to community development investments not within the scope of the accounting guidance for investments in qualified affordable housing projects. During the three and nine months ended September 30, 2014, the Company recorded $4 million and $9 million, respectively, of amortization related to these non-qualified investments; $0 and $5 million was recorded within other noninterest expense on the Company's Consolidated Statements of Income for the three and nine months ended September 30, 2014, respectively, and $4 million was recorded within amortization expense for both the three and nine months ended September 30, 2014.

NOTE 9 – NET INCOME PER COMMON SHARE
Equivalent shares of 14 million and 15 million related to common stock options and common stock warrants outstanding at September 30, 2015 and 2014, respectively, were excluded from the computations of diluted net income per average common share because they would have been anti-dilutive.

Reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding are presented below.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars and shares in millions, except per share data)	2015	2014	2015	2014
Net income	$537	$576	$1,449	$1,380
Preferred dividends	(16)	(9)	(48)	(28)
Dividends and undistributed earnings allocated to unvested shares	(2)	(4)	(5)	(9)
Net income available to common shareholders	$519	$563	$1,396	$1,343
Average basic common shares	513	527	517	529
Effect of dilutive securities:
Stock options	2	2	2	2
Restricted stock, RSUs, and warrants	4	4	4	4
Average diluted common shares	519	533	523	535
Net income per average common share - diluted	$1.00	$1.06	$2.67	$2.51
Net income per average common share - basic	$1.01	$1.07	$2.70	$2.54

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 10 - INCOME TAXES
For the three months ended September 30, 2015 and 2014, the provision for income taxes was $187 million and $67 million, representing effective tax rates of 26% and 10%, respectively. The effective tax rates for the three months ended September 30, 2015 and 2014 were favorably impacted by discrete income tax benefits of $35 million and $130 million, respectively. For the nine months ended September 30, 2015 and 2014, the provision for income taxes was $579 million and $364 million, representing effective tax rates of 29% and 21%, respectively.
The provision for income taxes includes both federal and state income taxes and differs from the provision using statutory rates primarily due to favorable permanent tax items such as income from lending to tax exempt entities and federal tax credits from community reinvestment activities. The Company calculated the provision for income taxes for the three and nine months ended September 30, 2015 and 2014 by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusting for discrete items that occurred during the period.
The Company's liability for UTBs was $152 million and $210 million at September 30, 2015 and December 31, 2014, respectively. The decrease in the liability for UTBs during the nine months ended September 30, 2015 was primarily due to completion of a tax authority examination. It is reasonably possible that the liability for UTBs could decrease by as much as $65 million during the next 12 months due to completion of tax authority examinations. It is uncertain how much, if any, of this potential decrease will impact the Company’s effective tax rate.

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

Stock-based compensation expense recognized in noninterest expense consisted of the following:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2015	2014	2015	2014
Stock options	$—	$—	$1	$1
Restricted stock	4	7	13	21
Performance stock units	5	4	21	9
RSUs	7	5	35	27
Total stock-based compensation	$16	$16	$70	$58

Stock-based compensation tax benefit	$6	$6	$27	$22

Components of net periodic benefit related to the Company's pension and other postretirement benefits plans consisted of the following:

	Pension Benefits [1]				Other Postretirement Benefits
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$2	$2	$4	$4	$—	$—	$—	$—
Interest cost	29	31	87	93	1	1	2	2
Expected return on plan assets	(52)	(50)	(155)	(150)	(2)	(1)	(4)	(4)
Amortization of prior service credit	—	—	—	—	(1)	(2)	(4)	(4)
Amortization of actuarial loss	5	4	16	12	—	—	—	—
Net periodic benefit	($16)	($13)	($48)	($41)	($2)	($2)	($6)	($6)
1 Administrative fees are recognized in service cost for each of the periods presented.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 12 – GUARANTEES
The Company has undertaken certain guarantee obligations in the ordinary course of business. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform and make future payments should certain triggering events occur. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provision of the Company’s services. The following is a discussion of the guarantees that the Company has issued at September 30, 2015. The Company has also entered into certain contracts that are similar to guarantees, but that are accounted for as derivatives as discussed in Note 13, “Derivative Financial Instruments.”
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
At September 30, 2015 and December 31, 2014, the maximum potential amount of the Company’s obligation for issued financial and performance standby letters of credit was $2.9 billion and $3.0 billion, respectively. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer. Some standby letters of credit are designed to be drawn upon in the normal course of business and others are drawn upon only in circumstances of dispute or default in the underlying transaction to which the Company is not a party. In all cases, the Company is entitled to reimbursement from the applicant. If a letter of credit is drawn upon and reimbursement is not provided by the applicant, the Company may take possession of the collateral securing the line of credit, where applicable.
The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with its credit policies. An internal assessment of the PD and loss severity in the event of default is performed, consistent with the methodologies used for all commercial borrowers. The management of credit risk for letters of credit leverages the risk rating process to focus greater visibility on higher risk and/or higher dollar letters of credit. The allowance for credit losses associated with letters of credit is a component of the unfunded commitments reserve recorded in other liabilities in the Consolidated Balance Sheets and is included in the allowance for credit losses as disclosed in Note 6, “Allowance for Credit Losses.” Additionally, unearned fees relating to letters of credit are recorded in other liabilities. The net carrying amount of unearned fees was immaterial at September 30, 2015 and December 31, 2014.
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

Notes to Consolidated Financial Statements (Unaudited), continued

The Company previously reached agreements in principle with Freddie Mac and Fannie Mae that relieve the Company of certain existing and future repurchase obligations related to 2000-2008 vintages for Freddie Mac and 2000-2012 vintages for Fannie Mae. Repurchase requests have declined significantly as a result of the settlements. Repurchase requests from GSEs, Ginnie Mae, and non-agency investors, for all vintages, are illustrated in the following table that summarizes demand activity for the nine months ended September 30.

(Dollars in millions)	2015	2014
Beginning pending repurchase requests	$47	$126
Repurchase requests received	58	139
Repurchase requests resolved:
Repurchased	(17)	(22)
Cured	(72)	(198)
Total resolved	(89)	(220)
Ending pending repurchase requests [1]	$16	$45

Percent from non-agency investors:
Pending repurchase requests	6.0%	7.0%
Repurchase requests received	0.6%	0.8%
1 Comprised of $15 million and $42 million from the GSEs, and $1 million and $3 million from non-agency investors at September 30, 2015 and 2014, respectively.
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

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2015	2014	2015	2014
Balance, at beginning of period	$60	$77	$85	$78
Repurchase (benefit)/provision	(1)	2	(9)	12
Charge-offs, net of recoveries	—	(2)	(17)	(13)
Balance, at end of period	$59	$77	$59	$77

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
The following table summarizes the carrying value of the Company's outstanding repurchased mortgage loans at September 30, 2015 and December 31, 2014:

(Dollars in millions)	September 30, 2015	December 31, 2014
Outstanding repurchased mortgage loans:
Performing LHFI	$262	$271
Nonperforming LHFI	15	29
Nonperforming LHFS	—	12
Total carrying value of outstanding repurchased mortgage loans	$277	$312

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
The Company normally retains servicing rights when loans are transferred; however, servicing rights are occasionally sold to third parties. When MSRs are sold, the Company makes representations and warranties related to servicing standards and obligations, and recognizes a liability for contingent losses recorded in other liabilities in the Consolidated Balance Sheets, separate from the reserve for mortgage loan repurchases, which totaled $18 million and $25 million at September 30, 2015 and December 31, 2014, respectively.

Contingent Consideration
The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. The potential obligation is recorded as an other liability, measured at the fair value of the contingent payments, which totaled $23 million and $27 million at September 30, 2015 and December 31, 2014, respectively.

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

Notes to Consolidated Financial Statements (Unaudited), continued

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
In May 2009, the Company sold its 3.2 million Class B shares to the Visa Counterparty and entered into a derivative with the Visa Counterparty. Under the derivative, the Visa Counterparty is compensated by the Company for any decline in the conversion factor as a result of the outcome of the Litigation. Conversely, the Company is compensated by the Visa Counterparty for any increase in the conversion factor. The amount of payments made or received under the derivative is a function of the 3.2 million shares sold to the Visa Counterparty, the change in conversion rate, and Visa’s share price. The Visa Counterparty, as a result of its ownership of the Class B shares, is impacted by dilutive adjustments to the conversion factor of the Class B shares caused by the Litigation losses. The fair value of the derivative liability was approximately $6 million and $5 million at September 30, 2015 and December 31, 2014, respectively; however, the ultimate impact to the Company could be significantly different based on the outcome of the Litigation.

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
At September 30, 2015, STCC had four transactions outstanding that contain guarantee provisions stating that STCC will make payment to the outside investors if the tax credits become ineligible. STCC also guarantees that the general partner under the transaction will perform on the delivery of the credits. The guarantees are expected to expire within a 15 year period from inception and have remaining years to expiry ranging from three to seven years. At September 30, 2015, the maximum potential amount that STCC could be obligated to pay under these guarantees is $19 million; however, STCC can seek recourse against the general partner. Additionally, STCC can seek reimbursement from cash flow and residual values of the underlying affordable housing properties, provided that the properties retain value. At September 30, 2015 and December 31, 2014, an immaterial amount was accrued related to the obligation to deliver tax credits, and was recorded in other liabilities in the Consolidated Balance Sheets.

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

Notes to Consolidated Financial Statements (Unaudited), continued

clearinghouses with which the Company and other counterparties are required to post initial margin. To mitigate the risk of non-payment, variation margin is received or paid daily based on the net asset or liability position of the contracts.
When the Company has more than one outstanding derivative transaction with a single counterparty, and there exists a legal right of offset with that counterparty, the Company considers its exposure to the counterparty to be the net fair value of its derivative positions with that counterparty. If the net fair value is positive, then the counterparty asset value also reflects cash collateral held. At September 30, 2015, these net asset positions were $1.1 billion, reflecting $1.7 billion of net derivative gains adjusted for cash and other collateral of $592 million that the Company held in relation to these gain positions. At December 31, 2014, reported net derivative assets were $1.1 billion, reflecting $1.5 billion of net derivative gains, adjusted for cash and other collateral of $386 million that the Company held in relation to these gain positions.
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
Derivative instruments are priced using observable market inputs at a mid-market valuation point and take into consideration appropriate valuation adjustments for collateral, market liquidity, and counterparty credit risk. For purposes of determining fair value adjustments to its OTC derivative positions, the Company takes into consideration the credit profile and likelihood of default by counterparties and itself, as well as its net exposure, which considers legally enforceable master netting agreements and collateral along with remaining maturities. For purposes of estimating the DVA, which is the Company’s own credit risk on derivative liability positions, the Company uses financials sector/ratings CDS spreads. To determine counterparty default probabilities, the Company leverages publicly available counterparty information when data of acceptable quality is available. In particular, for purposes of determining the CVA, the Company incorporates market-based views of counterparty default probabilities derived from observed credit spreads in the CDS market, when available. Absent available market-derived counterparty information, the expected loss associated with each counterparty is estimated using the Company's internal risk rating system. The risk rating system utilizes counterparty-specific PD and LGD estimates to derive the expected loss. The Company adjusted the net fair value of its derivative contracts for estimates of net counterparty credit risk by approximately $5 million and $7 million at September 30, 2015 and December 31, 2014, respectively. The Company's approach toward determining fair value adjustments of derivative instruments is subject to ongoing internal review and enhancement.
Currently, the majority of the Company’s derivatives contain contingencies that relate to the creditworthiness of the Bank. These contingencies, which are contained in industry standard master netting agreements, may be considered events of default. Should the Bank be in default under any of these provisions, the Bank’s counterparties would be permitted to close-out net, at amounts that would approximate the fair values of the derivatives, resulting in a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. Additionally, certain of the Company’s derivative liability positions, totaling $1.1 billion in fair value at both September 30, 2015 and December 31, 2014, contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an ATE that permits the counterparties to close-out net and apply collateral or, where a CSA is present, require the Bank to post additional collateral. At September 30, 2015, the Bank carried senior long-term debt credit ratings of Baal/A-/BBB+ from Moody’s, S&P, and Fitch, respectively. On October 5, 2015, Fitch announced that it had upgraded the Bank's senior long-term debt rating from BBB+ to A-. At September 30, 2015, ATEs have been triggered for less than $1 million in fair value liabilities. The maximum additional liability that could be triggered from ATEs was approximately $15 million at September 30, 2015. At September 30, 2015, $1.1 billion in fair value of derivative liabilities were subject to CSAs, against which the Bank has posted $1.1 billion in collateral, primarily in the form of cash. At September 30, 2015, if requested by the counterparty pursuant to the terms of the CSA, the Bank would be required to post additional collateral of approximately $7 million against these contracts if the Bank were downgraded to Baa3/BBB-. Further downgrades to Ba1/BB+ or below do not contain predetermined collateral posting levels.

Notes to Consolidated Financial Statements (Unaudited), continued

Notional and Fair Value of Derivative Positions
The following tables present the Company’s derivative positions at September 30, 2015 and December 31, 2014. The notional amounts in the tables are presented on a gross basis and have been classified within derivative assets or derivative liabilities based on the estimated fair value of the individual contract at September 30, 2015 and December 31, 2014. Gross positive and gross negative fair value amounts associated with respective notional amounts are presented without consideration of any netting agreements, including collateral arrangements. Net fair value derivative amounts are adjusted on an aggregate basis, where applicable, to take into consideration the effects of legally enforceable master netting agreements, including any cash collateral received or paid, and are recognized in trading assets and derivative instruments or trading liabilities and derivative instruments on the Consolidated Balance Sheets. For contracts constituting a combination of options that contain a written option and a purchased option (such as a collar), the notional amount of each option is presented separately, with the purchased notional amount generally being presented as a derivative asset and the written notional amount being presented as a derivative liability. For contracts that contain a combination of options, the fair value is generally presented as a single value with the purchased notional amount if the combined fair value is positive, and with the written notional amount if the combined fair value is negative.

	September 30, 2015
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Derivative instruments designated in cash flow hedging relationships [1]
Interest rate contracts hedging floating rate loans	$15,500	$262	$—	$—
Derivative instruments designated in fair value hedging relationships [2]
Interest rate contracts hedging fixed rate debt	1,700	27	600	—
Interest rate contracts hedging brokered CDs	30	—	—	—
Total	1,730	27	600	—
Derivative instruments not designated as hedging instruments [3]
Interest rate contracts hedging:
MSRs	18,209	285	6,009	159
LHFS, IRLCs [4]	2,638	13	4,478	40
Trading activity [5]	69,745	2,449	63,113	2,237
Foreign exchange rate contracts hedging trading activity	3,634	127	3,303	123
Credit contracts hedging:
Loans	—	—	215	3
Trading activity [6]	2,568	16	2,735	13
Equity contracts hedging trading activity [5]	22,911	1,944	28,546	2,253
Other contracts:
IRLCs and other [7]	2,672	38	81	6
Commodities	466	97	463	96
Total	122,843	4,969	108,943	4,930
Total derivative instruments	$140,073	$5,258	$109,543	$4,930

Total gross derivative instruments, before netting		$5,258		$4,930
Less: Legally enforceable master netting agreements		(3,268)		(3,268)
Less: Cash collateral received/paid		(541)		(1,097)
Total derivative instruments, after netting		$1,449		$565
1 See “Cash Flow Hedges” in this Note for further discussion.
2 See “Fair Value Hedges” in this Note for further discussion.
3 See “Economic Hedging and Trading Activities” in this Note for further discussion.
4 Amount includes $848 million of notional amounts related to interest rate futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.
5 Amounts include $12.7 billion and $536 million of notional amounts related to interest rate futures and equity futures, respectively. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table. Amounts also include notional amounts related to interest rate swaps hedging fixed rate debt.
6 Asset and liability amounts include $6 million and $9 million of notional amounts from purchased and written credit risk participation agreements, respectively, whose notional is calculated as the notional of the derivative participated adjusted by the relevant RWA conversion factor.
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

Notes to Consolidated Financial Statements (Unaudited), continued

Impact of Derivative Instruments on the Consolidated Statements of Income and Shareholders’ Equity
The impacts of derivative instruments on the Consolidated Statements of Income and the Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30 are presented below. The impacts are segregated between derivatives that are designated in hedge accounting relationships and those that are used for economic hedging or trading purposes, with further identification of the underlying risks in the derivatives and the hedged items, where appropriate. The tables do not disclose the financial impact of the activities that these derivative instruments are intended to hedge.

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
(Dollars in millions)	Amount of Pre-tax Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Pre-tax Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)	Classification of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)
Derivative instruments in cash flow hedging relationships:
Interest rate contracts hedging floating rate loans [1]	$204	$47	$338	$126	Interest and fees on loans
1 During the three and nine months ended September 30, 2015, the Company also reclassified $23 million and $61 million, respectively, of pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been terminated or de-designated and are reclassified into earnings consistent with the pattern of net cash flows expected to be recognized.

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
(Dollars in millions)	Amount of Gain/(Loss) on Derivatives Recognized in Income	Amount of Loss on Related Hedged Items Recognized in Income	Amount of Loss Recognized in Income on Hedges (Ineffective Portion)	Amount of Gain on Derivatives Recognized in Income	Amount of Loss on Related Hedged Items Recognized in Income	Amount of Loss Recognized in Income on Hedges (Ineffective Portion)
Derivative instruments in fair value hedging relationships:
Interest rate contracts hedging fixed rate debt [1]	$—	($1)	($1)	$7	($8)	($1)
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives During the Three Months Ended September 30, 2015	Amount of Gain/(Loss) Recognized in Income on Derivatives During the Nine Months Ended September 30, 2015
Derivative instruments not designated as hedging instruments:
Interest rate contracts hedging:
MSRs	Mortgage servicing related income	$298	$223
LHFS, IRLCs	Mortgage production related income	(69)	(60)
LHFI	Other noninterest income	(2)	(2)
Trading activity	Trading income	5	46
Foreign exchange rate contracts hedging trading activity	Trading income	21	57
Credit contracts hedging:
Loans	Other noninterest income	—	(1)
Trading activity	Trading income	6	19
Equity contracts hedging trading activity	Trading income	—	3
Other contracts hedging:
IRLCs	Mortgage production related income	58	151
Commodities	Trading income	1	2
Total		$318	$438

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
(Dollars in millions)	Amount of Pre-tax Loss Recognized in OCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Pre-tax Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)	Classification of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)
Derivative instruments in cash flow hedging relationships:
Interest rate contracts hedging floating rate loans [1]	($31)	$76	$36	$225	Interest and fees on loans
1 During the three and nine months ended September 30, 2014, the Company also reclassified $23 million and $77 million, respectively, of pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been terminated or de-designated and are reclassified into earnings consistent with the pattern of net cash flows expected to be recognized.

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(Dollars in millions)	Amount of Loss on Derivatives Recognized in Income	Amount of Gain on Related Hedged Items Recognized in Income	Amount of Gain/(Loss) Recognized in Income on Hedges (Ineffective Portion)	Amount of Gain on Derivatives Recognized in Income	Amount of Loss on Related Hedged Items Recognized in Income	Amount of Gain Recognized in Income on Hedges (Ineffective Portion)
Derivative instruments in fair value hedging relationships:
Interest rate contracts hedging fixed rate debt [1]	($7)	$7	$—	$10	($9)	$1
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives During the Three Months Ended September 30, 2014	Amount of Gain/(Loss) Recognized in Income on Derivatives During the Nine Months Ended September 30, 2014
Derivative instruments not designated as hedging instruments:
Interest rate contracts hedging:
MSRs	Mortgage servicing related income	$17	$138
LHFS, IRLCs	Mortgage production related income	4	(92)
Trading activity	Trading income	9	34
Foreign exchange rate contracts hedging trading activity	Trading income	44	43
Credit contracts hedging:
Loans	Other noninterest income	1	—
Trading activity	Trading income	4	13
Equity contracts hedging trading activity	Trading income	1	4
Other contracts - IRLCs	Mortgage production related income	52	190
Total		$132	$330

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

The following tables present total gross derivative instrument assets and liabilities at September 30, 2015 and December 31, 2014, which are adjusted to reflect the effects of legally enforceable master netting agreements and cash collateral received or paid on the net amount reported in the Consolidated Balance Sheets. Also included in the tables are financial instrument collateral related to legally enforceable master netting agreements that represents securities collateral received or pledged and customer cash collateral held at third party custodians. These amounts are not offset on the Consolidated Balance Sheets but are shown as a reduction to total derivative instrument assets and liabilities to derive net derivative assets and liabilities. These amounts are limited to the derivative asset/liability balance, and accordingly, do not include excess collateral received/pledged.

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
September 30, 2015
Derivative instrument assets:
Derivatives subject to master netting arrangement or similar arrangement	$4,748	$3,455	$1,293		$51	$1,242
Derivatives not subject to master netting arrangement or similar arrangement	38	—	38		—	38
Exchange traded derivatives	472	354	118		—	118
Total derivative instrument assets	$5,258	$3,809	$1,449	[1]	$51	$1,398

Derivative instrument liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$4,488	$4,011	$477		$20	$457
Derivatives not subject to master netting arrangement or similar arrangement	88	—	88		—	88
Exchange traded derivatives	354	354	—		—	—
Total derivative instrument liabilities	$4,930	$4,365	$565	[2]	$20	$545

December 31, 2014
Derivative instrument assets:
Derivatives subject to master netting arrangement or similar arrangement	$5,127	$4,095	$1,032		$63	$969
Derivatives not subject to master netting arrangement or similar arrangement	25	—	25		—	25
Exchange traded derivatives	687	437	250		—	250
Total derivative instrument assets	$5,839	$4,532	$1,307	[1]	$63	$1,244

Derivative instrument liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$5,001	$4,678	$323		$12	$311
Derivatives not subject to master netting arrangement or similar arrangement	133	—	133		—	133
Exchange traded derivatives	443	437	6		—	6
Total derivative instrument liabilities	$5,577	$5,115	$462	[2]	$12	$450
1 At September 30, 2015, $1.4 billion, net of $541 million offsetting cash collateral, is recognized in trading assets and derivative instruments within the Company's Consolidated Balance Sheets. At December 31, 2014, $1.3 billion, net of $449 million offsetting cash collateral, is recognized in trading assets and derivative instruments within the Company's Consolidated Balance Sheets.
2 At September 30, 2015, $565 million, net of $1.1 billion offsetting cash collateral, is recognized in trading liabilities and derivative instruments within the Company's Consolidated Balance Sheets. At December 31, 2014, $462 million, net of $1.0 billion offsetting cash collateral, is recognized in trading liabilities and derivative instruments within the Company's Consolidated Balance Sheets.

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
The Company writes CDS, which are agreements under which the Company receives premium payments from its counterparty for protection against an event of default of a reference asset. In the event of default under the CDS, the Company would either settle its obligation net cash or make a cash payment to its counterparty and take delivery of the defaulted reference asset, from which the Company may recover all, a portion, or none of the credit loss, depending on the performance of the reference asset. Events of default, as defined in the CDS agreements, are generally triggered upon the failure to pay and similar events related to the issuer(s) of the reference asset. When the Company has written CDS, all written CDS contracts reference single name corporate credits or corporate credit indices. The Company generally enters into offsetting CDS for the underlying reference asset, under which the Company pays a premium to its counterparty for protection against an event of default on the reference asset. The counterparties to these purchased CDS are generally of high creditworthiness and typically have ISDA master netting agreements in place that subject the CDS to master netting provisions, thereby mitigating the risk of non-payment to the Company. As such, at September 30, 2015, the Company did not have any material risk of making a non-recoverable payment on any written CDS. During 2015 and 2014, the only instances of default on written CDS were driven by credit indices with constituent credit default. In all cases where the Company made resulting cash payments to settle, the Company collected like amounts from the counterparties to the offsetting purchased CDS.
At September 30, 2015 and December 31, 2014, written CDS had remaining terms of five years and four years, respectively. The fair values of written CDS were under $1 million and $1 million at September 30, 2015 and December 31, 2014, respectively. The maximum guarantees outstanding at September 30, 2015 and December 31, 2014, as measured by the gross notional amounts of written CDS, were $150 million and $20 million, respectively, which represent the curtailment of mirror purchase CDS positions. At September 30, 2015 and December 31, 2014, the gross notional amounts of purchased CDS contracts, which protect the Company against default of a reference asset, were $315 million and $190 million, respectively. The fair values of purchased CDS were $2 million and $5 million at September 30, 2015 and December 31, 2014, respectively.
The Company has also entered into TRS contracts on loans. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same amount on the matched TRS. To mitigate its credit risk, the Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral if the fair value of the underlying reference assets deteriorates. There were $2.4 billion and $2.3 billion of outstanding TRS notional balances at September 30, 2015 and December 31, 2014, respectively. The fair values of these TRS assets and liabilities at September 30, 2015 were $16 million and $11 million, respectively, and related collateral held at September 30, 2015 was $462 million. The fair values of the TRS assets and liabilities at December 31, 2014 were $19 million and $14 million, respectively, and related collateral held at December 31, 2014 was $373 million. For additional information on the Company's TRS contracts, see Note 8, "Certain Transfers of Financial Assets and Variable Interest Entities," as well as Note 14, "Fair Value Election and Measurement."
The Company writes risk participations, which are credit derivatives, whereby the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on a derivative, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative. The Company monitors its payment risk on its risk participations by monitoring the creditworthiness of the obligors, which is based on the normal credit review process the Company would have performed had it entered into a derivative directly with the obligors. The obligors are all corporations or partnerships. The Company continues to monitor the creditworthiness of the obligors and the likelihood of payment could change at any time due to unforeseen circumstances. To date, no material losses have been incurred related to the Company’s written risk participations. At September 30, 2015, the remaining terms for these risk participations generally ranged from zero to eight years, with a weighted average on the maximum estimated exposure of 4 years. The Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $73 million and $31 million at September 30, 2015 and December 31, 2014, respectively. The fair values of the written risk participations were immaterial at both September 30, 2015 and December 31, 2014. As part of its trading activities, the Company may enter into purchased risk participations to mitigate credit exposure to a derivative counterparty.

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
Interest rate swaps have been designated as hedging the exposure to the benchmark interest rate risk associated with floating rate loans. At September 30, 2015, the maturities for hedges of floating rate loans ranged from one to seven years, with the weighted average being 3.2 years. These hedges have been highly effective in offsetting the designated risks, yielding

Notes to Consolidated Financial Statements (Unaudited), continued

an immaterial amount of ineffectiveness for the three and nine months ended September 30, 2015 and 2014. At September 30, 2015, $211 million of the deferred net pre-tax gains on derivative instruments that are recognized in AOCI are expected to be reclassified to net interest income over the next twelve months in connection with the recognition of interest income on these hedged items. The amount to be reclassified into income includes both active and terminated or de-designated cash flow hedges. The Company may choose to terminate or de-designate a hedging relationship in this program due to a change in the risk management objective for that specific hedge item, which may arise in conjunction with an overall balance sheet management strategy.
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
The Company elects to measure certain assets and liabilities at fair value to better align its financial performance with the economic value of actively traded or hedged assets or liabilities. The use of fair value also enables the Company to mitigate non-economic earnings volatility caused from financial assets and liabilities being carried at different bases of accounting, as well as to more accurately portray the active and dynamic management of the Company’s balance sheet.
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

	September 30, 2015
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments [1]	Assets/Liabilities at Fair Value
Assets
Trading assets and derivative instruments:
U.S. Treasury securities	$443	$—	$—	$—	$443
Federal agency securities	—	532	—	—	532
U.S. states and political subdivisions	—	40	—	—	40
MBS - agency	—	565	—	—	565
CLO securities	—	2	—	—	2
Corporate and other debt securities	—	390	—	—	390
CP	—	312	—	—	312
Equity securities	65	—	—	—	65
Derivative instruments	474	4,746	38	(3,809)	1,449
Trading loans	—	2,739	—	—	2,739
Total trading assets and derivative instruments	982	9,326	38	(3,809)	6,537

Securities AFS:
U.S. Treasury securities	3,065	—	—	—	3,065
Federal agency securities	—	420	—	—	420
U.S. states and political subdivisions	—	169	5	—	174
MBS - agency	—	22,905	—	—	22,905
MBS - private	—	—	102	—	102
ABS	—	—	15	—	15
Corporate and other debt securities	—	33	5	—	38
Other equity securities [2]	111	—	440	—	551
Total securities AFS	3,176	23,527	567	—	27,270

Residential LHFS	—	1,881	2	—	1,883
LHFI	—	—	262	—	262
MSRs	—	—	1,262	—	1,262

Liabilities
Trading liabilities and derivative instruments:
U.S. Treasury securities	584	—	—	—	584
MBS - agency	—	4	—	—	4
Corporate and other debt securities	—	177	—	—	177
Derivative instruments	355	4,569	6	(4,365)	565
Total trading liabilities and derivative instruments	939	4,750	6	(4,365)	1,330

Long-term debt	—	986	—	—	986
Other liabilities [3]	—	—	23	—	23
1 Amounts represent offsetting cash collateral received from, and paid to, the same derivative counterparties, and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists.
2 Includes $111 million of mutual fund investments, $32 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, and $6 million of other.
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
2 Includes $138 million of mutual fund investments, $376 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, and $7 million of other.
3 Includes contingent consideration obligations related to acquisitions.

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present the difference between fair value and the aggregate UPB of trading loans, LHFS, LHFI, and long-term debt instruments for which the FVO has been elected. For LHFS and LHFI for which the FVO has been elected, the tables also include the difference between fair value and the aggregate UPB of loans in nonaccrual status.

(Dollars in millions)	Fair Value at September 30, 2015	Aggregate UPB under FVO at September 30, 2015	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,739	$2,687	$52
LHFS:
Accrual	1,883	1,806	77
LHFI:
Accrual	260	269	(9)
Nonaccrual	2	3	(1)
Liabilities:
Long-term debt	986	907	79

(Dollars in millions)	Fair Value at December 31, 2014	Aggregate UPB under FVO at December 31, 2014	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,610	$2,589	$21
LHFS:
Accrual	1,891	1,817	74
Nonaccrual	1	1	—
LHFI:
Accrual	269	281	(12)
Nonaccrual	3	5	(2)
Liabilities:
Long-term debt	1,283	1,176	107

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present the change in fair value during the three and nine months ended September 30, 2015 and 2014 of financial instruments for which the FVO has been elected, as well as MSRs. The tables do not reflect the change in fair value attributable to the related economic hedges the Company uses to mitigate the market-related risks associated with the financial instruments. Generally, the changes in the fair value of economic hedges are recognized in trading income, mortgage production related income, or mortgage servicing related income, as appropriate, and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below. The Company’s economic hedging activities are deployed at both the instrument and portfolio level.

	Fair Value Gain/(Loss) for the Three Months Ended September 30, 2015 for Items Measured at Fair Value Pursuant to Election of the FVO					Fair Value Gain/(Loss) for the Nine Months Ended September 30, 2015 for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Other Noninterest Income	Total Changes in Fair Values Included in Current Period Earnings [2]	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Other Noninterest Income	Total Changes in Fair Values Included in Current Period Earnings [2]
Assets:
Trading loans	($1)	$—	$—	$—	($1)	$1	$—	$—	$—	$1
LHFS	—	20	—	—	20	—	32	—	—	32
LHFI	—	—	—	4	4	—	—	—	3	3
MSRs	—	—	(198)	—	(198)	—	1	(235)	—	(234)
Liabilities:
Long-term debt	9	—	—	—	9	28	—	—	—	28
1 Income related to LHFS does not include income from IRLCs. For the three and nine months ended September 30, 2015, income related to MSRs includes income recognized upon the sale of loans reported at LOCOM.
2 Changes in fair value for the three and nine months ended September 30, 2015 exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, LHFI, and long-term debt that have been elected to be measured at fair value are recognized in interest income or interest expense in the Consolidated Statements of Income.

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
1 Income related to LHFS does not include income from IRLCs. For the three and nine months ended September 30, 2014, income related to MSRs includes income recognized upon the sale of loans reported at LOCOM.
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
Level 3 AFS municipal securities at September 30, 2015 and December 31, 2014 includes bonds that are only redeemable with the issuer at par and cannot be traded in the market. As such, no significant observable market data for these instruments is available; therefore these securities are priced at par.

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
The Company's derivative instruments classified as level 3 include IRLCs that satisfy the criteria to be treated as derivative financial instruments. The fair value of IRLCs on residential LHFS, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on the Company’s historical data and reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. As pull-through rates increase, the fair value of IRLCs also increases. Servicing value is included in the fair value of IRLCs, and the fair value of servicing is determined by projecting cash flows, which are then discounted to estimate an expected fair value. The fair value of servicing is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. Because these inputs are not transparent in market trades, IRLCs are considered to be level 3 assets. During the three and nine months ended September 30, 2015, the Company transferred $41 million and $138 million, respectively, of net IRLCs out of level 3 as the associated loans were closed. During the three and nine months ended September 30, 2014 the Company transferred $64 million and $181 million, respectively, of net IRLCs out of level 3 as the associated loans were closed.

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
The loans made in connection with the Company’s TRS business are short-term, senior demand loans that are collateralized by cash. While these loans do not trade in the market, the Company believes that the par amount of the loans approximates fair value and no unobservable assumptions are used by the Company to value these loans. At September 30, 2015 and December 31, 2014, the Company had outstanding $2.4 billion and $2.3 billion, respectively, of such short-term loans measured at fair value.

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
The loans from the Company’s sales and trading business are commercial and corporate leveraged loans that are either traded in the market or for which similar loans trade. The Company elected to measure these loans at fair value since they are actively traded. For both the three and nine months ended September 30, 2015 and 2014, the Company recognized an immaterial amount of gains/(losses) in the Consolidated Statements of Income due to changes in fair value attributable to instrument-specific credit risk. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the Company does not believe that trading activity qualifies the loans as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded. At September 30, 2015 and December 31, 2014, $261 million and $284 million, respectively, of loans related to the Company’s trading business were held in inventory.

Loans Held for Sale and Loans Held for Investment
Residential LHFS
The Company values certain newly-originated mortgage LHFS predominantly at fair value based upon defined product criteria. The Company chooses to fair value these mortgage LHFS to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. Origination fees are recognized within mortgage production related income in the Consolidated Statements of Income when earned at the time of closing. The servicing value is included in the fair value of the loan and initially recognized at the time the Company enters into IRLCs with borrowers. The Company uses derivative instruments to economically hedge changes in interest rates and the related impact on servicing value in the fair value of the loan. The mark-to-market adjustments related to LHFS and the associated economic hedges are captured in mortgage production related income.
LHFS classified as level 2 are primarily agency loans which trade in active secondary markets and are priced using current market pricing for similar securities, adjusted for servicing, interest rate risk, and credit risk. Non-agency residential mortgages are also included in level 2 LHFS. Transfers of certain mortgage LHFS into level 3 during the three and nine months ended September 30, 2015 and 2014 were largely due to borrower defaults or the identification of other loan defects impacting the marketability of the loans.
For residential loans that the Company has elected to measure at fair value, the Company considers the component of the fair value changes due to instrument-specific credit risk, which is intended to be an approximation of the fair value change attributable to changes in borrower-specific credit risk. For both

Notes to Consolidated Financial Statements (Unaudited), continued

the three and nine months ended September 30, 2015 and 2014, the Company recognized an immaterial amount of gains/(losses) in the Consolidated Statements of Income due to changes in fair value attributable to borrower-specific credit risk. In addition to borrower-specific credit risk, there are other, more significant, variables that drive changes in the fair values of the loans, including interest rates and general conditions in the markets for the loans.
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
The Company’s public debt measured at fair value impacts earnings predominantly through changes in the Company’s credit spreads as the Company has entered into derivative financial instruments that economically convert the interest rate on the debt from a fixed to a floating rate. The estimated earnings impact from changes in credit spreads above U.S. Treasury rates resulted in an immaterial amount of gains for the three and nine months ended September 30, 2015, respectively, and gains of $2 million and losses of $24 million for the three and nine months ended September 30, 2014, respectively.

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

Notes to Consolidated Financial Statements (Unaudited), continued

The valuation technique and range, including weighted average, of the unobservable inputs associated with the Company's level 3 assets and liabilities are as follows:

	Level 3 Significant Unobservable Input Assumptions
(Dollars in millions)	Fair value September 30, 2015	Valuation Technique	Unobservable Input [1]	Range (weighted average)
Assets
Trading assets and derivative instruments:
Derivative instruments, net [2]	$32	Internal model	Pull through rate	39-100% (75%)
			MSR value	26-201 bps (100 bps)
Securities AFS:
U.S. states and political subdivisions	5	Cost	N/A
MBS - private	102	Third party pricing	N/A
ABS	15	Third party pricing	N/A
Corporate and other debt securities	5	Cost	N/A
Other equity securities	440	Cost	N/A
Residential LHFS	2	Monte Carlo/Discounted cash flow	Option adjusted spread	143-162 bps (156 bps)
			Conditional prepayment rate	3-17 CPR (11 CPR)
			Conditional default rate	0-2 CDR (0.5 CDR)
LHFI	260	Monte Carlo/Discounted cash flow	Option adjusted spread	0-452 bps (269 bps)
			Conditional prepayment rate	5-36 CPR (13 CPR)
			Conditional default rate	0-5 CDR (2 CDR)
	2	Collateral based pricing	Appraised value	NM [4]
MSRs	1,262	Monte Carlo/Discounted cash flow	Conditional prepayment rate	2-21 CPR (11 CPR)
			Option adjusted spread	(5)-107% (8%)
Liabilities
Other liabilities [3]	23	Internal model	Loan production volume	150% (150%)
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
4 Not meaningful.

Notes to Consolidated Financial Statements (Unaudited), continued

	Level 3 Significant Unobservable Input Assumptions
(Dollars in millions)	Fair value December 31, 2014	Valuation Technique	Unobservable Input [1]	Range (weighted average)
Assets
Trading assets and derivative instruments:
Derivative instruments, net [2]	$20	Internal model	Pull through rate	40-100% (75%)
			MSR value	39-218 bps (107 bps)
Securities AFS:
U.S. states and political subdivisions	12	Cost	N/A
MBS - private	123	Third party pricing	N/A
ABS	21	Third party pricing	N/A
Corporate and other debt securities	5	Cost	N/A
Other equity securities	785	Cost	N/A
Residential LHFS	1	Monte Carlo/Discounted cash flow	Option adjusted spread	145-225 bps (157 bps)
			Conditional prepayment rate	1-30 CPR (15 CPR)
			Conditional default rate	0-3 CDR (0.75 CDR)
LHFI	269	Monte Carlo/Discounted cash flow	Option adjusted spread	0-450 bps (286 bps)
			Conditional prepayment rate	4-30 CPR (14 CPR)
			Conditional default rate	0-7 CDR (2 CDR)
	3	Collateral based pricing	Appraised value	NM [4]
MSRs	1,206	Monte Carlo/Discounted cash flow	Conditional prepayment rate	2-47 CPR (11 CPR)
			Option adjusted spread	(1)-122% (10%)
Liabilities
Other liabilities [3]	27	Internal model	Loan production volume	0-150% (107%)
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
4 Not meaningful.

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (other than servicing rights which are disclosed in Note 7, “Goodwill and Other Intangible Assets”). Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. None of the transfers into or out of level 3 have been the result of using alternative valuation approaches to estimate fair values. There were no transfers between level 1 and 2 during the three and nine months ended September 30, 2015 and 2014.

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance July 1, 2015	Included in earnings		OCI		Purchases	Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value September 30, 2015	Included in earnings (held at September 30, 2015) [1]
Assets
Trading assets:
Derivative instruments, net	$14	$58	[2]	$—		$—	$—	$1	($41)	$—	$—	$32	($1)	[2]
Securities AFS:
U.S. states and political subdivisions	5	—		—		—	—	—	—	—	—	5	—
MBS - private	112	(1)		1	[5]	—	—	(10)	—	—	—	102	(1)
ABS	17	—		—		—	—	(2)	—	—	—	15	—
Corporate and other debt securities	3	—		—		5	—	(3)	—	—	—	5	—
Other equity securities	582	—		(2)	[5]	—	—	(140)	—	—	—	440	—
Total securities AFS	719	(1)		(1)		5	—	(155)	—	—	—	567	(1)

Residential LHFS	2	—		—		—	(7)	—	(1)	8	—	2	—
LHFI	263	3	[3]	—		—	—	(8)	—	4	—	262	3	[3]
Liabilities
Other liabilities	23	—		—		—	—	—	—	—	—	23	—

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance January 1, 2015	Included in earnings		OCI		Purchases	Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value September 30, 2015	Included in earnings (held at September 30, 2015) [1]
Assets
Trading assets:
Derivative instruments, net	$20	$148	[2]	$—		$—	$—	$2	($138)	$—	$—	$32	($5)	[2]
Securities AFS:
U.S. states and political subdivisions	12	—		—		—	—	(7)	—	—	—	5	—
MBS - private	123	(1)		2	[5]	—	—	(22)	—	—	—	102	(1)
ABS	21	—		—		—	—	(6)	—	—	—	15	—
Corporate and other debt securities	5	—		—		5	—	(5)	—	—	—	5	—
Other equity securities	785	—		(2)	[5]	104	—	(447)	—	—	—	440	—
Total securities AFS	946	(1)		—		109	—	(487)	—	—	—	567	(1)

Residential LHFS	1	—		—		—	(16)	—	(2)	19	—	2	—
LHFI	272	3	[3]	—		—	—	(32)	(1)	20	—	262	1	[3]
Liabilities
Other liabilities	27	6	[4]	—		—	—	(10)	—	—	—	23	6	[4]
1 Change in unrealized gains/(losses) included in earnings during the period related to financial assets/liabilities still held at September 30, 2015.
2 Includes issuances, fair value changes, and expirations and are recognized in mortgage production related income.
3 Amounts are generally included in mortgage production related income; however, the mark on certain fair value loans is included in other noninterest income.
4 Amounts included in earnings are recognized in other noninterest expense.
5 Amount recognized in OCI is included in change in net unrealized gains/(losses) on securities AFS, net of tax.

Notes to Consolidated Financial Statements (Unaudited), continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance July 1, 2014	Included in earnings		OCI		Purchases	Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value September 30, 2014	Included in earnings (held at September 30, 2014) [1]
Assets
Trading assets:
Derivative instruments, net	$21	$47	[2]	$—		$—	$—	$1	($64)	$—	$—	$5	$16	[2]
Securities AFS:
U.S. states and political subdivisions	12	—		—		—	—	—	—	—	—	12	—
MBS - private	140	(1)		(1)	[5]	—	—	(6)	—	—	—	132	(1)
ABS	22	—		—		—	—	(1)	—	—	—	21	—
Corporate and other debt securities	5	—		—		—	—	—	—	—	—	5	—
Other equity securities	779	—		—		135	—	(90)	6	—	—	830	—
Total securities AFS	958	(1)	[4]	(1)		135	—	(97)	6	—	—	1,000	(1)

Residential LHFS	3	—		—		—	(3)	—	—	1	—	1	—
LHFI	292	1	[6]	—		—	—	(8)	(2)	1	—	284	1	[6]
Liabilities
Other liabilities	27	—		—		—	—	(3)	—	—	—	24	—

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance January 1, 2014	Included in earnings		OCI		Purchases	Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value September 30, 2014	Included in earnings (held at September 30, 2014) [1]
Assets
Trading assets:
CDO/CLO securities	$54	$11	[3]	$—		$—	($65)	$—	$—	$—	$—	$—	$—
ABS	6	1	[3]	—		—	(7)	—	—	—	—	—	—
Derivative instruments, net	8	180	[2]	—		—	—	2	(185)	—	—	5	(10)	[2]
Total trading assets	68	192		—		—	(72)	2	(185)	—	—	5	(10)
Securities AFS:
U.S. states and political subdivisions	34	(2)		—		—	(20)	—	—	—	—	12	—
MBS - private	154	(1)		4	[5]	—	—	(25)	—	—	—	132	(1)
ABS	21	—		1	[5]	—	—	(1)	—	—	—	21	—
Corporate and other debt securities	5	—		—		—	—	—	—	—	—	5	—
Other equity securities	739	—		—		270	—	(185)	6	—	—	830	—
Total securities AFS	953	(3)	[4]	5		270	(20)	(211)	6	—	—	1,000	(1)

Residential LHFS	3	—		—		—	(7)	—	(6)	12	(1)	1	—
LHFI	302	9	[6]	—		—	—	(31)	3	1	—	284	6	[6]
Liabilities
Other liabilities	29	1	[7]	—		—	—	(3)	(3)	—	—	24	—
1 Change in unrealized gains/(losses) included in earnings for the period related to financial assets/liabilities still held at September 30, 2014.
2 Includes issuances, fair value changes, and expirations and are recognized in mortgage production related income.
3 Amounts included in earnings are recognized in trading income.
4 Amounts included in earnings are recognized in net securities gains/(losses).
5 Amounts recognized in OCI are included in change in net unrealized gains/(losses) on securities AFS, net of tax.
6 Amounts are generally included in mortgage production related income; however, the mark on certain fair value loans is included in trading income.
7 Amounts included in earnings are recognized in other noninterest expense.

Notes to Consolidated Financial Statements (Unaudited), continued

Non-recurring Fair Value Measurements
The following tables present losses recognized on assets still held at period end and measured at fair value on a non-recurring basis for the three and nine months ended September 30, 2015 and for the year ended December 31, 2014. Adjustments to fair value generally result from the application of LOCOM or through write-downs of individual assets. The tables do not reflect changes in fair value attributable to economic hedges the Company may have used to mitigate interest rate risk associated with LHFS and MSRs.

		Fair Value Measurements			Losses for the Three Months Ended September 30, 2015	Losses for the Nine Months Ended September 30, 2015
(Dollars in millions)	September 30, 2015	Level 1	Level 2	Level 3
LHFI	$17	$—	$—	$17	$—	$—
OREO	17	—	1	16	(2)	(3)
Other assets	39	—	32	7	(1)	(7)

		Fair Value Measurements			Losses for the Year Ended December 31, 2014
(Dollars in millions)	December 31, 2014	Level 1	Level 2	Level 3
LHFS	$1,108	$121	$45	$942	($6)
LHFI	24	—	—	24	—
OREO	29	—	1	28	(6)
Affordable housing	77	—	—	77	(21)
Other assets	225	—	216	9	(64)
Discussed below are the valuation techniques and inputs used in developing fair value measurements for assets measured at fair value on a non-recurring basis and classified as level 1, 2, and/or 3.
Loans Held for Sale
During the second quarter of 2015, the Company transferred certain residential mortgage NPLs to LHFS and valued the loans at LOCOM as the Company elected to actively market these loans for sale. These nonperforming mortgages were predominantly reported at amortized cost prior to transferring to LHFS; however, a portion of the NPLs were measured at fair value. In the third quarter of 2015, the Company sold $92 million of these nonperforming LHFS at a value that exceeded their carrying amount by $10 million.
At December 31, 2014, LHFS classified as level 1 consisted of commercial and industrial loans for which pricing is readily available, and level 2 assets consisted primarily of agency and non-agency residential mortgages, which were measured using observable collateral valuations, and corporate loans, all of which are accounted for at LOCOM. Level 3 assets at December 31, 2014 consisted primarily of indirect auto loans and tax-exempt municipal leases that incurred fair value adjustments upon being transferred to LHFS, as the Company elected to actively market these loans for sale. These loans were valued consistent with the methodology discussed in the Recurring Fair Value Measurements section of this footnote.

Loans Held for Investment
At September 30, 2015 and December 31, 2014, LHFI consisted primarily of consumer and residential real estate loans discharged in Chapter 7 bankruptcy that had not been reaffirmed by the borrower, as well as nonperforming CRE loans for which specific reserves had been recognized. As these loans have been classified as nonperforming, cash proceeds from the sale of the underlying collateral is the expected source of repayment for a majority of these loans. Accordingly, the fair value of these loans is derived from the estimated fair value of the underlying collateral, incorporating market data if available. There were no gains or losses during the three and nine months ended September 30, 2015 or the year ended December 31, 2014, as the charge-offs related to these loans are a component of the ALLL. Due to the lack of market data for similar assets, all of these loans are considered level 3.

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

Affordable Housing
The Company evaluates its consolidated affordable housing properties for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is recognized if the carrying amount of the property exceeds its fair value. During the three and nine months ended September 30, 2015, the Company did not recognize impairment on any of its affordable housing properties. During the first quarter of 2014, the Company decided to actively market for sale certain consolidated affordable housing properties, and accordingly, recognized an initial impairment charge of $36 million to adjust the carrying values of these properties to their estimated net realizable values, which were obtained from a third party broker opinion and were considered level 3. Subsequently during 2014, the Company recognized recoveries of $15 million on these affordable

Notes to Consolidated Financial Statements (Unaudited), continued

housing properties as a result of increased estimated net realizable values. Additionally, the Company recognized gains of $19 million during the nine months ended September 30, 2015 on the sale of these affordable housing investments. There were no related gains recognized on the sale of affordable housing investments for the three months ended September 30, 2015.

Other Assets
Other assets consist of other repossessed assets, assets under operating leases where the Company is the lessor, land held for sale, and equity method investments.
Other repossessed assets consist of repossessed personal property that is measured at fair value less cost to sell. These assets are considered level 3 as their fair value is determined based on a variety of subjective unobservable factors. There were no losses recognized by the Company on other repossessed assets during the three and nine months ended September 30, 2015 or the year ended December 31, 2014, as the impairment charges on repossessed personal property are a component of the ALLL.
The Company monitors the fair value of assets under operating leases where the Company is the lessor and recognizes impairment on the leased asset to the extent the carrying value is not recoverable and the fair value is less than its carrying value. Fair value is determined using collateral specific pricing digests, external appraisals, broker opinions, recent sales data from industry equipment dealers, and the discounted cash flows derived from the underlying lease agreement. As market data for similar assets and lease arrangements is available and used in the valuation, these assets are considered level 2. During the nine months ended September 30, 2015, the Company recognized impairment charges of $6 million attributable to the fair value of various personal property under operating leases. There were no related impairment charges for the three months ended September 30, 2015. During the year ended December 31, 2014, the Company recognized impairment charges of $59 million attributable to the fair value of various personal property under operating leases.
Land held for sale is recorded at the lesser of carrying value or fair value less cost to sell. Land held for sale is considered level 2 as its fair value is determined based on market comparables and broker opinions. The Company recognized $1 million in impairment charges on land held for sale during the three and nine months ended September 30, 2015. The Company recognized $5 million in impairment charges on land held for sale during the year ended December 31, 2014.

Fair Value of Financial Instruments
The measured amounts and fair values of the Company’s financial instruments are as follows:

	September 30, 2015		Fair Value Measurements
(Dollars in millions)	Measured Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$4,916	$4,916	$4,916	$—	$—	(a)
Trading assets and derivative instruments	6,537	6,537	982	5,517	38	(b)
Securities AFS	27,270	27,270	3,176	23,527	567	(b)
LHFS	2,032	2,034	—	2,007	27	(c)
LHFI, net	131,774	129,046	—	406	128,640	(d)
Financial liabilities:
Deposits	146,371	146,407	—	146,407	—	(e)
Short-term borrowings	3,942	3,942	—	3,942	—	(f)
Long-term debt	8,444	8,403	—	7,852	551	(f)
Trading liabilities and derivative instruments	1,330	1,330	939	385	6	(b)

	December 31, 2014		Fair Value Measurements
(Dollars in millions)	Measured Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$8,229	$8,229	$8,229	$—	$—	(a)
Trading assets and derivative instruments	6,202	6,202	1,000	5,177	25	(b)
Securities AFS	26,770	26,770	2,059	23,765	946	(b)
LHFS	3,232	3,240	—	2,063	1,177	(c)
LHFI, net	131,175	126,855	—	545	126,310	(d)
Financial liabilities:
Deposits	140,567	140,562	—	140,562	—	(e)
Short-term borrowings	9,186	9,186	—	9,186	—	(f)
Long-term debt	13,022	13,056	—	12,398	658	(f)
Trading liabilities and derivative instruments	1,227	1,227	929	293	5	(b)

Notes to Consolidated Financial Statements (Unaudited), continued

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

(a)	Cash and cash equivalents are valued at their carrying amounts, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments.

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

Generally, the Company measures fair value for LHFI based on estimated future discounted cash flows using current origination rates for loans with similar terms and credit quality, which derived an estimated value of 100% on the loan portfolio’s net carrying value at both September 30, 2015 and December 31, 2014. The value derived from origination rates likely does not represent an exit price; therefore, an incremental market risk and liquidity discount was applied when estimating the fair value of these loans. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans.

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

Unfunded loan commitments and letters of credit are not included in the table above. At September 30, 2015 and December 31, 2014, the Company had $63.9 billion and $56.5 billion, respectively, of unfunded commercial loan commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related unfunded commitments reserve, which was a combined $64 million and $59 million at September 30, 2015 and December 31, 2014, respectively. No active trading market exists for these instruments, and the estimated fair value does not include any value associated with the borrower relationship. The Company does not estimate the fair values of consumer unfunded lending commitments which can generally be canceled by providing notice to the borrower.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 15 – CONTINGENCIES
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries are parties to numerous civil claims and lawsuits and subject to regulatory examinations, investigations, and requests for information. Some of these matters involve claims for substantial amounts. The Company’s experience has shown that the damages alleged by plaintiffs or claimants are often overstated, based on unsubstantiated legal theories, unsupported by facts, and/or bear no relation to the ultimate award that a court might grant. Additionally, the outcome of litigation and regulatory matters and the timing of ultimate resolution are inherently difficult to predict. These factors make it difficult for the Company to provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. However, on a case-by-case basis, reserves are established for those legal claims in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company's financial statements at September 30, 2015 reflect the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved.
For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of related reserves, if any. Management currently estimates these losses to range from $0 to approximately $160 million. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information available at September 30, 2015. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure. Based on current knowledge, it is the opinion of management that liabilities arising from legal claims in excess of the amounts currently reserved, if any, will not have a material impact on the Company’s financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s financial condition, results of operations, or cash flows for any given reporting period.
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

Lehman Brothers Holdings, Inc. Litigation
Beginning in October 2008, STRH, along with other underwriters and individuals, were named as defendants in several individual and putative class action complaints filed in the U.S. District Court for the Southern District of New York and state and federal courts in Arkansas, California, Texas, and Washington. Plaintiffs alleged violations of Sections 11 and 12 of the Securities Act of 1933 and/or state law for allegedly false and misleading disclosures in connection with various debt and preferred stock offerings of Lehman Brothers Holdings, Inc. ("Lehman Brothers") and sought unspecified damages. All cases were transferred for coordination to the multi-district litigation captioned In re Lehman Brothers Equity/Debt Securities Litigation pending in the U.S. District Court for the Southern District of New York. Defendants filed a motion to dismiss all claims asserted in the class action. On July 27, 2011, the District Court granted in part and denied in part the motion to dismiss the claims against STRH and the other underwriter defendants in the class action. A settlement with the class plaintiffs was approved by the Court and the class settlement approval process was completed. A number of individual lawsuits and smaller putative class actions remained following the class settlement. STRH settled two such individual actions. The other individual lawsuits were dismissed. In two of such dismissed individual actions, the plaintiffs were unable to appeal the dismissals of their claims until their claims against a third party were resolved. In one of these individual actions, the plaintiffs have filed a notice of appeal to the Second Circuit Court of Appeals. Oral argument in that appeal is expected to occur in 2016. In the other remaining action, it is unclear whether the plaintiffs will file a notice of appeal.

Bickerstaff v. SunTrust Bank
This case was filed in the Fulton County State Court on July 12, 2010, and an amended complaint was filed on August 9, 2010. Plaintiff asserts that all overdraft fees charged to his account which related to debit card and ATM transactions are actually interest charges and therefore subject to the usury laws of Georgia. Plaintiff has brought claims for violations of civil and criminal usury laws, conversion, and money had and received, and purports to bring the action on behalf of all Georgia citizens who incurred such overdraft fees within the four years before the complaint was filed where the overdraft fee resulted in an interest rate being charged in excess of the usury rate. SunTrust filed a motion to compel arbitration and on March 16, 2012, the Court entered an order holding that SunTrust's arbitration provision is enforceable but that the named plaintiff in the case had opted out of that provision pursuant to its terms. The Court explicitly stated that it was not ruling at that time on the question of whether the named plaintiff could have opted out for the putative class members. SunTrust filed an appeal of this decision, but this appeal was dismissed based on a finding that the appeal was prematurely granted. On April 8, 2013, the plaintiff filed a motion for class certification and that motion was denied on February 19, 2014. Plaintiff appealed the denial of class certification and on September 8, 2015, the Georgia Supreme Court agreed to hear the appeal.

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
This case was originally filed in the U.S. District Court for the Southern District of Florida but was transferred to the U.S. District Court for the Northern District of Georgia, Atlanta Division, (the “District Court”) in November 2008. On October 26, 2009, an amended complaint was filed. On December 9, 2009, defendants filed a motion to dismiss the amended complaint. On October 25, 2010, the District Court granted in part and denied in part defendants' motion to dismiss the amended complaint.
On April 14, 2011, the U.S. Court of Appeals for the Eleventh Circuit (“the Circuit Court”) granted defendants and plaintiffs permission to pursue interlocutory review in separate appeals. The Circuit Court subsequently stayed these appeals pending decision of a separate appeal involving The Home Depot in which substantially similar issues are presented. On May 8, 2012, the Circuit Court decided this appeal in favor of The Home Depot. On March 5, 2013, the Circuit Court issued an order remanding the case to the District Court for further proceedings in light of its decision in The Home Depot case. On September 26, 2013, the District Court granted the defendants' motion to dismiss plaintiffs' claims. Plaintiffs filed an appeal of this decision in the Circuit Court. Subsequent to the filing of this appeal, the U.S. Supreme Court decided Fifth Third Bancorp v. Dudenhoeffer, which held that employee stock ownership plan fiduciaries receive no presumption of prudence with respect to employer stock plans. The Eleventh Circuit remanded the case back to the District Court for further proceedings in light of Dudenhoeffer. On June 18, 2015, the Court entered an order granting in part and denying in part the Company’s motion to dismiss. The discovery process has begun.

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

Notes to Consolidated Financial Statements (Unaudited), continued

consumer relief and certain cash payments as contemplated by the settlement with the U.S. and the States Attorneys' General regarding certain mortgage servicing claims, discussed below at “United States Mortgage Servicing Settlement.”
United States Mortgage Servicing Settlement
In the second quarter of 2014, STM and the U.S., through the DOJ, HUD, and Attorneys General for several states reached a final settlement agreement related to the National Mortgage Servicing Settlement. The settlement agreement became effective on September 30, 2014 when the court entered the Consent Judgment. Pursuant to the settlements, STM made $50 million in cash payments and committed to provide $500 million of consumer relief by the fourth quarter of 2017 and to implement certain mortgage servicing standards. While subject to confirmation by the independent Office of Mortgage Settlement Oversight (“OMSO”) appointed to review and certify compliance with the provisions of the settlement, through September 30, 2015, the Company believes it has substantially fulfilled its consumer relief commitments. STM also implemented all of the prescribed servicing standards within the required timeframes. Compliance with the servicing standards continues to be monitored, tested, and reported quarterly by an internal review group and semi-annually by the OMSO. As a result, the Company does not expect to incur additional costs in satisfying its consumer relief obligations or implementation of the servicing standards associated with the settlement.

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

Mortgage Modification Investigation
In the third quarter of 2014, STM resolved claims by the United States Attorney’s Office for the Western District of Virginia and the Office of the Special Inspector General for the Troubled Asset Relief Program relating to STM's administration of HAMP. Pursuant to the settlement, SunTrust paid $46 million, including $20 million to fund housing counseling for homeowners, $10 million in restitution to Fannie Mae and Freddie Mac, and $16 million to the U.S. Treasury, and transferred its minimum consumer remediation obligation of $179 million (which may increase to a maximum of $274 million) to the required deposit account to be controlled by a third party claims administrator. STM continues to cooperate with the government and the claims administrator regarding administration of the consumer remediation payment process, which currently is expected to resolve in early 2016. The Company incurred a $204 million pre-tax charge in the second quarter of 2014 in connection with this matter, which included its estimate of the consumer remediation obligation.

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

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 16 - BUSINESS SEGMENT REPORTING
The Company measures business activity across three segments: Consumer Banking and Private Wealth Management, Wholesale Banking, and Mortgage Banking, with functional activities included in Corporate Other. The business segments are determined based on the products and services provided or the type of client served, and they reflect the manner in which financial information is evaluated by management. The following is a description of the segments and their composition.
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
Corporate Other includes management of the Company’s investment securities portfolio, long-term debt, end user derivative instruments, short-term liquidity and funding activities, balance sheet risk management, and most real estate assets. Additionally, it includes Enterprise Information Services, which is the primary information technology and operations group; Corporate Real Estate, Marketing, SunTrust Online, Human Resources, Finance, Corporate Risk Management, Legal and Compliance, Communications, Procurement, and Executive Management. The financial results of RidgeWorth, including the gain on sale, are reflected in the Corporate Other segment for the nine months ended September 30, 2014. Prior to the sale of

Notes to Consolidated Financial Statements (Unaudited), continued

RidgeWorth in the second quarter of 2014, RidgeWorth's financial performance was reported in the Wholesale Banking segment.
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

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended September 30, 2015
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$40,206	$67,274	$25,299	$70	($12)	$132,837
Average consumer and commercial deposits	91,016	51,237	2,918	84	(29)	145,226
Average total assets	45,874	80,097	29,280	29,878	3,212	188,341
Average total liabilities	91,671	56,611	3,290	13,397	(12)	164,957
Average total equity	—	—	—	—	23,384	23,384

Statements of Income:
Net interest income	$688	$447	$123	$40	($87)	$1,211
FTE adjustment	—	35	—	1	—	36
Net interest income - FTE [1]	688	482	123	41	(87)	1,247
Provision/(benefit) for credit losses [2]	22	47	(38)	—	1	32
Net interest income after provision/(benefit) for credit losses - FTE	666	435	161	41	(88)	1,215
Total noninterest income	384	293	109	29	(4)	811
Total noninterest expense	720	388	154	6	(4)	1,264
Income before provision for income taxes - FTE	330	340	116	64	(88)	762
Provision for income taxes - FTE [3]	123	109	11	22	(42)	223
Net income including income attributable to noncontrolling interest	207	231	105	42	(46)	539
Net income attributable to noncontrolling interest	—	—	—	2	—	2
Net income	$207	$231	$105	$40	($46)	$537

	Three Months Ended September 30, 2014
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$41,904	$63,542	$25,261	$46	($6)	$130,747
Average consumer and commercial deposits	86,194	43,319	2,664	83	(65)	132,195
Average total assets	47,586	75,156	30,447	27,326	2,918	183,433
Average total liabilities	86,888	49,955	3,085	21,356	(42)	161,242
Average total equity	—	—	—	—	22,191	22,191

Statements of Income/(Loss):
Net interest income	$666	$419	$148	$70	($88)	$1,215
FTE adjustment	—	34	—	1	1	36
Net interest income - FTE [1]	666	453	148	71	(87)	1,251
Provision for credit losses [2]	40	9	44	—	—	93
Net interest income after provision for credit losses - FTE	626	444	104	71	(87)	1,158
Total noninterest income	399	241	130	14	(4)	780
Total noninterest expense	720	367	166	12	(6)	1,259
Income before provision/(benefit) for income taxes - FTE	305	318	68	73	(85)	679
Provision/(benefit) for income taxes - FTE [3]	112	94	25	(108)	(20)	103
Net income including income attributable to noncontrolling interest	193	224	43	181	(65)	576
Net income attributable to noncontrolling interest	—	—	—	—	—	—
Net income	$193	$224	$43	$181	($65)	$576
1 Presented on a matched maturity funds transfer price basis for the segments.
2 Provision/(benefit) for credit losses represents net charge-offs by segment combined with an allocation to the segments of the provision/(benefit) attributable to quarterly changes in the ALLL and unfunded commitment reserve balances.
3 Includes regular income tax provision/(benefit) and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited), continued

	Nine Months Ended September 30, 2015
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$40,556	$67,547	$24,847	$59	($9)	$133,000
Average consumer and commercial deposits	90,935	49,147	2,754	85	(52)	142,869
Average total assets	46,493	80,777	28,595	29,469	3,301	188,635
Average total liabilities	91,578	54,826	3,139	15,894	(68)	165,369
Average total equity	—	—	—	—	23,266	23,266

Statements of Income:
Net interest income	$2,029	$1,321	$366	$103	($301)	$3,518
FTE adjustment	—	103	—	2	2	107
Net interest income - FTE [1]	2,029	1,424	366	105	(299)	3,625
Provision/(benefit) for credit losses [2]	101	73	(61)	—	1	114
Net interest income after provision/(benefit) for credit losses - FTE	1,928	1,351	427	105	(300)	3,511
Total noninterest income	1,136	949	346	84	(12)	2,503
Total noninterest expense	2,167	1,189	511	18	(13)	3,872
Income before provision for income taxes - FTE	897	1,111	262	171	(299)	2,142
Provision for income taxes - FTE [3]	334	371	45	61	(125)	686
Net income including income attributable to noncontrolling interest	563	740	217	110	(174)	1,456
Net income attributable to noncontrolling interest	—	—	—	7	—	7
Net income	$563	$740	$217	$103	($174)	$1,449

	Nine Months Ended September 30, 2014
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$41,564	$61,297	$27,106	$50	($7)	$130,010
Average consumer and commercial deposits	85,190	42,899	2,260	85	(65)	130,369
Average total assets	47,244	72,646	31,078	26,313	2,817	180,098
Average total liabilities	85,931	49,594	2,763	19,869	(31)	158,126
Average total equity	—	—	—	—	21,972	21,972

Statements of Income/(Loss):
Net interest income	$1,957	$1,220	$422	$220	($190)	$3,629
FTE adjustment	—	102	—	2	1	105
Net interest income - FTE [1]	1,957	1,322	422	222	(189)	3,734
Provision for credit losses [2]	135	39	94	—	—	268
Net interest income after provision for credit losses - FTE	1,822	1,283	328	222	(189)	3,466
Total noninterest income	1,141	828	350	222	(13)	2,528
Total noninterest expense	2,154	1,180	717	95	(12)	4,134
Income/(loss) before provision/(benefit) for income taxes - FTE	809	931	(39)	349	(190)	1,860
Provision/(benefit) for income taxes - FTE [3]	297	296	(16)	(41)	(67)	469
Net income/(loss) including income attributable to noncontrolling interest	512	635	(23)	390	(123)	1,391
Net income attributable to noncontrolling interest	—	—	—	11	—	11
Net income/(loss)	$512	$635	($23)	$379	($123)	$1,380
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

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME
Components of AOCI, net of tax, were calculated as follows:

(Dollars in millions)	Securities AFS	Derivative Instruments	Employee Benefit Plans	Total
Three Months Ended September 30, 2015
Balance, beginning of period	$183	$107	($584)	($294)
Net unrealized gains arising during the period	123	128	—	251
Amounts reclassified from AOCI	(4)	(44)	3	(45)
Other comprehensive income, net of tax	119	84	3	206
Balance, end of period	$302	$191	($581)	($88)

Three Months Ended September 30, 2014
Balance, beginning of period	$206	$193	($458)	($59)
Net unrealized losses arising during the period	(43)	(19)	—	(62)
Amounts reclassified from AOCI	6	(63)	1	(56)
Other comprehensive (loss)/income, net of tax	(37)	(82)	1	(118)
Balance, end of period	$169	$111	($457)	($177)

Nine Months Ended September 30, 2015
Balance, beginning of period	$298	$97	($517)	($122)
Net unrealized gains arising during the period	17	212	—	229
Amounts reclassified from AOCI	(13)	(118)	(64)	(195)
Other comprehensive income/(loss), net of tax	4	94	(64)	34
Balance, end of period	$302	$191	($581)	($88)

Nine Months Ended September 30, 2014
Balance, beginning of period	($77)	$279	($491)	($289)
Net unrealized gains arising during the period	239	23	—	262
Amounts reclassified from AOCI	7	(191)	34	(150)
Other comprehensive income/(loss), net of tax	246	(168)	34	112
Balance, end of period	$169	$111	($457)	($177)

Notes to Consolidated Financial Statements (Unaudited), continued

Reclassifications from AOCI, and the related tax effects, were as follows:

(Dollars in millions)	Three Months Ended September 30		Nine Months Ended September 30		Affected Line Item in the Statement Where Net Income is Presented
Details About AOCI Components	2015	2014	2015	2014
Securities AFS:
Realized (gains)/losses on securities AFS	($7)	$9	($21)	$11	Net securities gains/(losses)
Tax effect	3	(3)	8	(4)	Provision for income taxes
	(4)	6	(13)	7

Derivative Instruments:
Realized gains on cash flow hedges	(70)	(99)	(187)	(302)	Interest and fees on loans
Tax effect	26	36	69	111	Provision for income taxes
	(44)	(63)	(118)	(191)

Employee Benefit Plans:
Amortization of prior service credit	(1)	(2)	(4)	(4)	Employee benefits
Amortization of actuarial loss	5	4	16	12	Employee benefits
Adjustment to funded status of employee benefit obligation	—	—	(120)	46	Other assets/other liabilities
	4	2	(108)	54
Tax effect	(1)	(1)	44	(20)	Provision for income taxes
	3	1	(64)	34

Total reclassifications from AOCI	($45)	($56)	($195)	($150)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Cautionary Statement About Forward-Looking Statements
This report contains forward-looking statements. Statements regarding: (1) future levels of UTBs, net interest margin, swap notional balance and related interest income, interest rates, loan delinquencies and/or defaults, provision for loan losses, the ratio of ALLL to period-end LHFI, the ratio of NPLs to period-end LHFI, net charge-offs, premium amortization, and share repurchases; (2) future asset quality; (3) the size and composition of the securities AFS portfolio; (4) future actions taken regarding the LCR and related effects, and our ability to comply with future regulatory requirements within regulatory timelines; and (5) efficiency goals are forward looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could." Such statements are based upon the current beliefs and expectations of management and on information currently available to management. They speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.
Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Part I, Item 1A., "Risk Factors" of our 2014 Annual Report on Form 10-K and also include risks discussed in this report and in other periodic reports that we file with the SEC. Additional factors include: as one of the largest lenders in the Southeast and Mid-Atlantic U.S. and a provider of financial products and services to consumers and businesses across the U.S., our financial results have been, and may continue to be, materially affected by general economic conditions, and a deterioration of economic conditions or of the financial markets may materially adversely affect our lending and other businesses and our financial results and condition; legislation and regulation, including the Dodd-Frank Act, as well as future legislation and/or regulation, could require us to change certain of our business practices, reduce our revenue, impose additional costs on us, or otherwise adversely affect our business operations and/or competitive position; we are subject to capital adequacy and liquidity guidelines and, if we fail to meet these guidelines, our financial condition would be adversely affected; loss of customer deposits and market illiquidity could increase our funding costs; we rely on the mortgage secondary market and GSEs for some of our liquidity; our framework for managing risks may not be effective in mitigating risk and loss to us; we are subject to credit risk; our ALLL may not be adequate to cover our eventual losses; we may have more credit risk and higher credit losses to the extent that our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral; a downgrade in the U.S. government's sovereign credit rating, or in the credit ratings of instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities, could result in risks to us and general economic conditions that we are not able to predict; we are subject to certain risks related to originating and selling mortgages, and we may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain breaches of our servicing agreements, and this could harm our liquidity, results of operations, and financial condition; we face certain risks as a servicer of loans; we are subject to risks related to delays in the foreclosure process; our earnings may be affected by volatility in mortgage production and servicing revenues, and by changes in carrying values of our MSRs and mortgages held for sale due to changes in interest rates; changes in market interest rates or capital markets could adversely affect our revenue and expense, the value of assets and obligations, and the availability and cost of capital and liquidity; disruptions in our ability to access global capital markets may adversely affect our capital resources and liquidity; the fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; consumers may decide not to use banks to complete their financial transactions, which could affect net income; we have businesses other than banking which subject us to a variety of risks; negative public opinion could damage our reputation and adversely impact business and revenues; we rely on other companies to provide key components of our business infrastructure; we are at risk of increased losses from fraud; a failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses; the soundness of other financial institutions could adversely affect us; we depend on the accuracy and completeness of information about clients and counterparties; competition in the financial services industry is intense and could result in losing business or margin declines; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; we might not pay dividends on our common and preferred stock; our ability to receive dividends from our subsidiaries could affect our liquidity and ability to pay dividends; any reduction in our credit rating could increase the cost of our funding from the capital markets; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we are subject to certain litigation, and our expenses related to this litigation may adversely affect our results; we may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations; we depend on the expertise of key personnel, and if these individuals leave or change their roles without effective replacements, operations may suffer; we may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategies; our accounting policies and processes are critical to how we report our financial condition and results of operations, and they require management to make estimates about matters that are uncertain; changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition; our stock price can be volatile; our disclosure controls and procedures may not prevent or detect all errors or acts of fraud; our financial instruments measured at fair value expose us to certain market risks; our revenues derived from our investment securities may be volatile and subject to a variety of risks; and we may enter into transactions with off-balance sheet affiliates or our subsidiaries.

INTRODUCTION
We are a leading provider of financial services, particularly in the Southeastern and Mid-Atlantic U.S., and our headquarters is located in Atlanta, Georgia. Our principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers, businesses, corporations, and institutions, both through its branches (located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia) and through other national delivery channels. We operate three business segments: Consumer Banking and Private Wealth Management, Wholesale Banking, and Mortgage Banking, with our functional activities included in Corporate Other. See Note 16, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q for a description of our business segments. In addition to deposit, credit, mortgage banking, and trust and investment services offered by the Bank, our other subsidiaries provide asset and wealth management, securities brokerage, and capital markets services.
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

EXECUTIVE OVERVIEW
Financial Performance
Economic conditions during the third quarter of 2015 reflected limited economic growth, a continued low interest rate environment, and increased volatility in global markets. Uncertainty surrounding growth trends continued as global economic and fiscal concerns remained elevated, particularly with regards to China and the potential impact to the U.S. economy.
With respect to our financial performance during the third quarter, improved efficiency, higher net interest income, and strong asset quality performance drove solid sequential quarter earnings growth. We reported diluted earnings per average common share of $1.00 for the third quarter, up 12% from the prior quarter and up 23% from the adjusted figure in the third quarter of 2014. Third quarter of 2014 results were favorably impacted by a specific tax benefit of $130 million, or $0.25 per average diluted common share, resulting from the completion of a tax authority examination. Our diluted EPS of $1.00 for the third quarter was favorably impacted by $0.07 per share in discrete income tax benefits and $0.04 per share related to favorable developments in previous mortgage-related matters, resulting in accrual reductions. During the nine months ended September 30, 2015, our net income available to common shareholders was $1.4 billion, or $2.67 per share, compared to $1.3 billion, or $2.51 per share during the nine months ended September 30, 2014. Results for the first nine months of 2014 were favorably impacted by $81 million, or $0.16 per average diluted common share, related to the net impact of the aforementioned tax benefit and the gain on sale of RidgeWorth, partially offset by operating losses related to the settlement of specific legacy mortgage-related matters. Refer to Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional detail and the resulting impacts of Form 8-K and other legacy mortgage-related items on our 2014 financial results.
Total revenue increased $27 million and declined $134 million for the three and nine months ended September 30, 2015, compared to the same periods in 2014, respectively. Excluding the gain on sale of RidgeWorth that impacted the results for the nine months ended September 30, 2014, total revenue declined $29 million due to lower net interest income, driven primarily by the decline in commercial loan swap income and lower earning asset yields, as well as foregone RidgeWorth investment management income. The increase in total revenue for the current quarter compared to the prior year quarter was driven primarily by an increase in noninterest income, most notably investment banking and mortgage production income. See Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for a reconciliation of total adjusted revenue.
Total revenue declined $19 million sequentially due to lower noninterest income, driven primarily by a decline in capital markets income given record investment banking income in the second quarter, coupled with increased market volatility in the third quarter. Higher net interest income partially offset these items, driven by an eight basis point increase in the net interest margin. See additional discussion related to revenue, noninterest income, and net interest income and margin in the "Noninterest Income" and "Net Interest Income/Margin" sections of this MD&A.
Noninterest expense was stable relative to the third quarter of 2014, and declined $262 million, or 6%, compared to the first nine months of 2014, primarily due to $179 million of specific legacy mortgage-related operating losses recognized in the second quarter of 2014. Excluding these specific legacy mortgage-related losses, adjusted noninterest expense was down $83 million, or 2%, compared to the first nine months of 2014, primarily due to the decline in employee compensation expense associated with the sale of RidgeWorth, as well as reductions in other expenses resulting from our ongoing efficiency efforts. Noninterest expense decreased $64 million, or 5%, sequentially due to both lower personnel expenses due to seasonality and alignment with business performance and reductions in legacy mortgage-related accruals in the third quarter. See additional discussion related to noninterest expense in the "Noninterest Expense" section of this MD&A. Also see Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding, and reconciliations of, adjusted noninterest expense.
For the three and nine months ended September 30, 2015, our efficiency ratio improved to 61.4% and 63.2%, respectively, compared to 62.0% and 66.0% for the three and nine months ended September 30, 2014. Our tangible efficiency ratio also improved for the current quarter and first nine months of 2015 to 61.0% and 62.8%, respectively, compared to tangible efficiency ratios of 61.7% and 65.8%, and adjusted tangible efficiency ratios of 61.7% and 64.0%, for the same periods in 2014, respectively. Our year-over-year efficiency ratio improvement puts us on track to achieve our full year 2015 goal of being below 63%. Improving efficiency remains a strategic priority and we are continuing to make progress towards our long-term goal of below 60%. See Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding, and reconciliations of, our tangible and adjusted tangible efficiency ratios.
Our asset quality performance continued to be very strong during the third quarter of 2015. Total NPAs were down 32% compared to December 31, 2014 and down 43% compared to September 30, 2014, driven largely by the current quarter sale of $92 million of nonperforming mortgage loans that were transferred to LHFS in the prior quarter. The annualized net charge-off ratio reached another multi-year low of 0.21% for the third quarter of 2015, down five basis points and 18 basis points compared to the prior quarter and third quarter of 2014, respectively. This performance can be attributed to the significant actions we have taken to de-risk, diversify, and improve the quality of our loan portfolio. While we expect asset quality to remain favorable over the near-term, the current low levels of net charge-offs will eventually normalize as we do not believe the third quarter level is sustainable.
At September 30, 2015, the ALLL balance equaled 1.34% of total LHFI, a decline of 12 basis points compared to December 31, 2014. The provision for loan losses decreased $70 million, or 75%, compared to the third quarter of 2014, and $168 million, or 61%, compared to the first nine months of 2014. The decline in the provision for loan losses compared to both periods was attributed to the continued improvement in overall asset quality and lower net charge-offs. We expect our fourth quarter provision expense to increase relative to the current quarter, but remain lower than the fourth quarter of 2014, given continued strength in asset quality. For 2016, we expect our provision for loan losses to more closely match 2016 net charge-offs, as the improvements in asset quality will likely abate. See additional discussion of credit and asset quality in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A.
Average performing loans during the third quarter of 2015 were relatively stable compared to the prior quarter, increasing by $148 million to $132.4 billion. The slight increase was driven by moderate loan growth in residential mortgages and consumer direct loans, largely offset by the second quarter of 2015 transfer of $1.0 billion of consumer indirect auto loans to LHFS that were sold to third parties through a securitization. C&I loans were relatively stable compared to the prior quarter, as growth in a number of industry verticals and client segments was offset by further reductions in lower-return portfolios and loan paydowns as clients deployed liquidity to reduce debt. Consumer direct loans also increased given continued growth in our online origination channels. Compared to the prior year quarter, average performing loans grew $2.5 billion, or 2%, driven by 6% growth in the C&I portfolio and consumer direct loan growth of $1.7 billion, partially offset by paydowns in our home equity portfolio and reductions in indirect consumer loans, given the aforementioned auto loan securitization. Loan production trends and client activity levels remain healthy and we remain focused on improving returns and ensuring new business exceeds our cost of capital. See additional loan discussion in the “Loans,” “Nonperforming Assets,” and "Net Interest Income/Margin" sections of this MD&A.
Average consumer and commercial deposits increased 2% and 10% during the third quarter of 2015 compared to the prior quarter and third quarter of 2014, respectively, driven by growth across most business segments. Our success in growing deposits reflects our overall focus on meeting more clients’ deposit and payment needs, supplemented by investments in technology and client-facing platforms. Also, our strong deposit growth has allowed us to significantly reduce our higher-cost wholesale funding over the past six months and has not resulted in an adverse change in rates paid or deposit mix, as lower-cost deposit growth continues to be strong and higher-cost deposits continue to gradually decline. Some of these trends will normalize as interest rates rise; however, we will maintain a disciplined approach to pricing with a focus on maximizing our value proposition for clients. See additional discussion in the "Net Interest Income/Margin" section of this MD&A.

Capital and Liquidity
During the third quarter of 2015, we declared a quarterly common stock dividend of $0.24 per common share, consistent with the second quarter and an increase of 20% per common share from the third quarter of last year. Additionally, during each of the second and third quarters of 2015, we repurchased $175 million of our outstanding common stock as part of the 2015 capital plan, bringing our total repurchases of common stock during the first nine months of 2015 to approximately $465 million. During October 2015, we repurchased an additional $175 million of our outstanding common stock as part of the 2015 capital plan. We currently expect to repurchase approximately $350 million of additional outstanding common stock and/or common stock warrants through the end of the second quarter of 2016. See additional details related to our capital actions in the “Capital Resources” section of this MD&A.
Our book value and tangible book value per common share at September 30, 2015 of $43.65 and $31.75, respectively, increased from the prior quarter due to growth in retained earnings and an increase in AOCI. Compared to September 30, 2014, book value and tangible book value per common share increased 7% and 9%, respectively, due primarily to growth in retained earnings.
Our regulatory capital position remained strong, with CET1 up approximately $240 million during the quarter, resulting in a CET1 ratio of 10.04% at September 30, 2015. Additionally, our estimated CET1 ratio at September 30, 2015, on a fully phased-in basis, was 9.89%, which is well above the current regulatory requirement. See Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures" in this MD&A for a reconciliation of our transitional CET1 ratio to our fully phased-in, estimated CET1 ratio.
Separately, our LCR at September 30, 2015 continued to exceed the January 1, 2016 requirement of 90%. See additional discussion of our capital and liquidity position in the "Capital Resources" and "Liquidity Risk Management" sections of this MD&A.

Business Segments Highlights
Consumer Banking and Private Wealth Management
Consumer Banking and Private Wealth Management continued to demonstrate steady growth this quarter. Net income was up 7% compared to the prior year quarter, driven primarily by higher net interest income and a lower provision expense. Core operating performance was also solid, as total revenue improved compared to both the prior quarter and prior year quarter, respectively.
Net interest income continued to steadily improve, due to both our balance sheet optimization efforts, aimed at improving returns, and our deposit growth momentum. Average loans were stable sequentially, as growth in higher return portfolios, including consumer direct and credit card, offset the impact of the $1.0 billion auto loan securitization in the prior quarter and continued paydowns of home equity balances.
Average deposits were up 6% over the prior year quarter, with growth driven by the continued execution of our strategy of deepening client relationships, particularly with our wealth management clients, where investments in talent and technology has enabled this growth.
Noninterest income was down marginally compared to both the prior quarter and prior year quarter. Service charges remain pressured as client behavior continues to change. Wealth management-related income declined modestly this quarter given market conditions, which resulted in lower assets under management and reduced transactional activity. Irrespective of short-term market fluctuations, meeting more of our clients’ wealth and investment needs continues to be a strategic priority.
Expenses were flat compared to the prior quarter and prior year quarter, as we maintained a disciplined approach to expense management, while making investments in client-facing talent and technology. We continue to generate solid returns from our digital investments, with continued and steady increases in mobile penetration, digital sales, and self-service deposits, with the latter representing approximately 26% of total deposits received in the third quarter.

Overall, the steady progress we have made in optimizing the balance sheet, meeting more client needs, and investing in technology has helped offset the negative impact of the prolonged low interest rate environment and we are well-positioned to meet the growing needs of each of our client segments.

Wholesale Banking
Wholesale Banking has been a key growth engine for us with another solid quarter despite challenging market conditions. Total revenue was down 6% relative to the prior quarter, but increased 12% compared to the prior year quarter. The sequential quarter decline resulted from lower investment banking related income, primarily due to the record revenue generated in the second quarter. Nonetheless, investment banking income reached its third highest quarter ever and was up 31% compared to the third quarter of 2014. Mergers and acquisitions, investment grade originations, and equity sales and trading all had a strong quarter, each a reflection of the strategic investments we have made to expand and diversify our capabilities. Strength in these product areas helped to mitigate declines in high yield and equity originations as a result of elevated market volatility during the quarter.
Trading income was lower this quarter as client investment activity slowed due to volatile market conditions, and increased credit spreads resulted in lower marks on our inventory.
Net interest income was up 6% compared to the prior year quarter, driven by strong loan and deposit growth; however, a decline in loan spreads partially offset this growth.
Average loans declined slightly sequentially and increased 6% over the prior year quarter. We continue to generate solid growth across a number of industry verticals and lines of business; however, this has been offset by elevated payoffs and targeted reductions in lower-return areas. Though the overall lending environment remains competitive, we have recently observed greater stability in portfolio and production yields. Production and pipeline trends are healthy and we remain focused on generating profitable growth, both for our Company and our clients.
Average deposits were up 5% sequentially and 18% over the prior year quarter, with broad-based growth across all major lines of business. This strong performance reflects enhancements in our product offerings, the success of our liquidity specialists, and increased intensity in meeting more of our clients’ deposit needs.
Our provision for credit losses grew relative to the prior quarter and prior year quarter, as we continued to increase the energy portfolio reserve, given the decline in oil prices during the quarter. Our exposure to the exploration & production and oil field services sectors, which are most severely impacted by the decline in oil prices, continues to represent only 1% of our total loan portfolio. Additionally, our overall asset quality continues to be strong.
Noninterest expense was up 6% compared to the prior year quarter, largely due to the continued strategic investments in CIB that yielded improved business performance; though importantly, our overall efficiency ratio also improved relative to the same period.

Mortgage Banking
Mortgage Banking had a solid quarter, with net income of $105 million, which was aided by approximately $50 million (after-tax) of discrete benefits related to the resolution of specific tax matters and the progression of legacy mortgage-related matters. Continued expense discipline and further de-risking of the loan portfolio, combined with a larger servicing portfolio and an improving purchase market, helped to mitigate the anticipated decline in refinance volumes.
Total revenue was relatively stable sequentially, as higher servicing income and a $10 million gain on the sale of nonperforming loans offset the decline in production income. Our servicing portfolio is up 12% compared to September 30,

2014, due largely to portfolio acquisitions, as we view our servicing capabilities as a core competency with solid returns.
Compared to the prior year quarter, the decline in revenue was primarily driven by a $41 million gain on sale of loans in the third quarter of 2014. Excluding that gain, revenue was relatively stable, as higher noninterest income was generally offset by lower net interest income, due to a decline in loan spreads and the 2014 loan sale. Mortgage production income increased 29%, largely due to increased purchase activity in our markets, as consumer confidence continued to steadily rise and the housing market recovers. Total applications and purchase applications were up 20% and 15%, respectively, compared to the prior year quarter, driven primarily by lower rates and the continued recovery in the housing market.
Asset quality improved this quarter, as net charge-offs and nonperforming loans continue to be on a downward trajectory, resulting in further declines in the residential mortgage-related allowance. Given the quality of new production, combined with stable to improving housing markets, we would expect overall asset quality to continue to trend favorably, though not necessarily at the level or pace of recent quarters.
Expenses were lower both sequentially and compared to the prior year quarter, due primarily to discrete benefits in the current quarter related to legacy matters. Excluding these items, expenses were still well controlled, as cost saving efforts and reduced credit-related expenses have generally offset growth in production-related costs and investments in technology.
Additional information related to our segments can be found in Note 16, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q, and further discussion of segment results for the third quarter of 2015 and 2014 can be found in the "Business Segment Results" section of this MD&A.

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures				Table 1
(Dollars in millions and shares in thousands, except per share data)
	Three Months Ended September 30		Nine Months Ended September 30
Selected Financial Data	2015	2014	2015	2014
Summary of Operations:
Interest income	$1,333	$1,353	$3,902	$4,036
Interest expense	122	138	384	407
Net interest income	1,211	1,215	3,518	3,629
Provision for credit losses	32	93	114	268
Net interest income after provision for credit losses	1,179	1,122	3,404	3,361
Noninterest income	811	780	2,503	2,528
Noninterest expense	1,264	1,259	3,872	4,134
Income before provision for income taxes	726	643	2,035	1,755
Provision for income taxes	187	67	579	364
Net income attributable to noncontrolling interest	2	—	7	11
Net income	$537	$576	$1,449	$1,380
Net income available to common shareholders	$519	$563	$1,396	$1,343
Adjusted net income available to common shareholders [1]	$519	$433	$1,396	$1,262
Net interest income - FTE [2]	$1,247	$1,251	$3,625	$3,734
Total revenue - FTE [2]	2,058	2,031	6,128	6,262
Total adjusted revenue - FTE [1,2]	2,058	2,031	6,128	6,157
Net income per average common share:
Diluted	1.00	1.06	2.67	2.51
Adjusted diluted [1]	1.00	0.81	2.67	2.35
Basic	1.01	1.07	2.70	2.54
Dividends paid per average common share	0.24	0.20	0.68	0.50
Book value per common share			43.65	40.85
Tangible book value per common share [3]			31.75	29.21
Market capitalization			19,659	20,055
Selected Average Balances:
Total assets	$188,341	$183,433	$188,635	$180,098
Earning assets	168,334	163,688	168,325	160,491
Loans	132,837	130,747	133,000	130,010
Consumer and commercial deposits	145,226	132,195	142,869	130,369
Brokered time and foreign deposits	1,010	1,624	1,125	1,841
Intangible assets including MSRs	7,711	7,615	7,596	7,632
MSRs	1,352	1,262	1,243	1,249
Preferred stock	1,225	725	1,225	725
Total shareholders’ equity	23,384	22,191	23,266	21,972
Average common shares - diluted	518,677	533,230	522,634	535,222
Average common shares - basic	513,010	527,402	516,970	529,429
Financial Ratios (Annualized):
ROA	1.13%	1.25%	1.03%	1.02%
ROE	9.30	10.41	8.47	8.45
ROTCE [4]	12.84	14.59	11.73	11.92
Net interest margin - FTE [2]	2.94	3.03	2.88	3.11
Efficiency ratio [5]	61.44	62.03	63.19	66.01
Tangible efficiency ratio [6]	60.99	61.69	62.82	65.79
Adjusted tangible efficiency ratio [1,6]	60.99	61.69	62.82	64.00
Total average shareholders’ equity to total average assets	12.42	12.10	12.33	12.20
Tangible equity to tangible assets [7]			9.71	8.94
Capital Ratios at period end [8]:
CET1			10.04%	N/A
CET1 - fully phased-in			9.89	N/A
Tier 1 capital			10.90	N/A
Total capital			12.72	N/A
Leverage			9.68	N/A

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)

(Dollars in millions, except per share data)
	Three Months Ended September 30		Nine Months Ended September 30
Reconcilement of Non-U.S. GAAP Measures	2015	2014	2015	2014
Efficiency ratio [5]	61.44%	62.03%	63.19%	66.01%
Impact of excluding amortization	(0.45)	(0.34)	(0.37)	(0.22)
Tangible efficiency ratio [6]	60.99	61.69	62.82	65.79
Impact of excluding Form 8-K and other legacy mortgage-related items	—	—	—	(1.79)
Adjusted tangible efficiency ratio [1,6]	60.99%	61.69%	62.82%	64.00%

ROE	9.30%	10.41%	8.47%	8.45%
Impact of removing average intangible assets (net of deferred taxes), excluding MSRs, from average common shareholders' equity	3.54	4.18	3.26	3.47
ROTCE [4]	12.84%	14.59%	11.73%	11.92%

Net interest income	$1,211	$1,215	$3,518	$3,629
Taxable-equivalent adjustment	36	36	107	105
Net interest income - FTE [2]	1,247	1,251	3,625	3,734
Noninterest income	811	780	2,503	2,528
Total revenue - FTE [2]	2,058	2,031	6,128	6,262
Impact of excluding Form 8-K items	—	—	—	(105)
Total adjusted revenue - FTE [1,2]	$2,058	$2,031	$6,128	$6,157
Noninterest income	$811	$780	$2,503	$2,528
Impact of excluding Form 8-K items	—	—	—	(105)
Adjusted noninterest income [1]	$811	$780	$2,503	$2,423

(Dollars in millions, except per share data)	September 30, 2015	September 30, 2014
Total shareholders’ equity	$23,664	$22,269
Goodwill, net of deferred taxes [9]	(6,100)	(6,127)
Other intangible assets, net of deferred taxes, and MSRs [10]	(1,279)	(1,320)
MSRs	1,262	1,305
Tangible equity	17,547	16,127
Preferred stock	(1,225)	(725)
Tangible common equity	$16,322	$15,402

Total assets	$187,036	$186,818
Goodwill	(6,337)	(6,337)
Other intangible assets including MSRs	(1,282)	(1,320)
MSRs	1,262	1,305
Tangible assets	$180,679	$180,466
Tangible equity to tangible assets [7]	9.71%	8.94%
Tangible book value per common share [3]	$31.75	$29.21

Total LHFI	$133,560	$132,151
Government-guaranteed LHFI	(5,215)	(5,965)
LHFI at fair value	(262)	(284)
Total LHFI, excluding government-guaranteed and fair value loans	$128,083	$125,902
ALLL to total LHFI, excluding government-guaranteed and fair value loans [11]	1.39%	1.56%

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)

(Dollars in millions, except per share data)	Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014
Reconcilement of Non-U.S. GAAP Measures (continued)	As Reported	Adjustments		As Adjusted [1]	As Reported	Adjustments		As Adjusted [1]
Net interest income	$1,215	$—		$1,215	$3,629	$—		$3,629
Provision for credit losses	93	—		93	268	—		268
Net interest income after provision for credit losses	1,122	—		1,122	3,361	—		3,361
Noninterest Income
Service charges on deposit accounts	169	—		169	483	—		483
Other charges and fees	95	—		95	274	—		274
Card fees	81	—		81	239	—		239
Investment banking income	88	—		88	296	—		296
Trading income	46	—		46	141	—		141
Trust and investment management income	93	—		93	339	—		339
Retail investment services	76	—		76	224	—		224
Mortgage production related income	45	—		45	140	—		140
Mortgage servicing related income	44	—		44	143	—		143
Gain on sale of subsidiary	—	—		—	105	(105)	[12]	—
Net securities (losses)/gains	(9)	—		(9)	(11)	—		(11)
Other noninterest income	52	—		52	155	—		155
Total noninterest income	780	—		780	2,528	(105)		2,423
Noninterest Expense
Employee compensation	649	—		649	1,967	—		1,967
Employee benefits	81	—		81	326	—		326
Outside processing and software	184	—		184	535	—		535
Net occupancy expense	84	—		84	254	—		254
Equipment expense	41	—		41	127	—		127
Regulatory assessments	29	—		29	109	—		109
Marketing and customer development	35	—		35	91	—		91
Credit and collection services	21	—		21	67	—		67
Consulting and legal fees	16	—		16	43	—		43
Operating losses	29	—		29	268	(179)	[13]	89
Amortization	7	—		7	14	—		14
Other noninterest expense	83	—		83	333	—		333
Total noninterest expense	1,259	—		1,259	4,134	(179)		3,955
Income before provision for income taxes	643	—		643	1,755	74		1,829
Provision for income taxes	67	130	[14]	197	364	155	[14,15]	519
Income including income attributable to noncontrolling interest	576	(130)		446	1,391	(81)		1,310
Net income attributable to noncontrolling interest	—	—		—	11	—		11
Net income	$576	($130)		$446	$1,380	($81)		$1,299
Net income available to common shareholders	$563	($130)		$433	$1,343	($81)		$1,262
Net income per average common share - diluted	$1.06	($0.25)		$0.81	$2.51	($0.16)		$2.35
Total revenue - FTE [2]	$2,031	$—		$2,031	$6,262	($105)		$6,157
Efficiency ratio [5]	62.03%			62.03%	66.01%			64.23%
Tangible efficiency ratio [6]	61.69			61.69	65.79			64.00

A corresponding table for the three and nine months ended September 30, 2015 is not presented as there were no disclosures of material information in this Form 10-Q that included a non-U.S.GAAP financial measure for the current periods.

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)

Reconciliation of CET1 Ratio [8]	September 30, 2015
CET1	10.04%
Less:
MSRs	(0.12)
Other [16]	(0.03)
CET1 - fully phased-in	9.89%
1 We present certain income statement categories and also total adjusted revenue - FTE, adjusted net income per average common diluted share, adjusted net income, adjusted net income available to common shareholders, an adjusted efficiency ratio, and an adjusted tangible efficiency ratio, excluding Form 8-K and other legacy mortgage-related items. We believe these measures are useful to investors because it removes the effect of material items impacting the periods' results and is more reflective of normalized operations as it reflects results that are primarily client relationship and client transaction driven. Removing these items also allows investors to compare our results to other companies in the industry that may not have had similar items impacting their results. Additional detail on certain of these items can be found in the Form 8-Ks filed with the SEC on September 9, 2014 and July 3, 2014.
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
8 The Basel III Final Rule became effective on January 1, 2015; thus, Basel III capital ratios are not applicable ("N/A") in periods ending prior to January 1, 2015. The CET1 ratio on a fully phased-in basis is estimated at September 30, 2015.
9 Net of deferred taxes of $237 million and $210 million at September 30, 2015 and 2014, respectively.
10Net of deferred taxes of $4 million and $0 at September 30, 2015 and 2014, respectively.
11We present a ratio of allowance to total LHFI, excluding government-guaranteed and fair value LHFI. We believe that this presentation more appropriately reflects the relationship between the ALLL and loans subject to an allowance. No allowance is recorded for loans held at fair value or loans guaranteed by a government agency for which we assume nominal risk of principal loss.
12Reflects the pre-tax gain on sale of asset management subsidiary that impacts the Corporate Other segment.
13Reflects the pre-tax impact from the settlement of the mortgage modification investigation and other legacy mortgage-related items that impact the Mortgage Banking segment.
14Includes a $130 million income tax benefit related to the completion of a tax authority examination in the third quarter of 2014 that impacts the Corporate Other segment. Additional detail on this item can be found in Form 8-K filed with the SEC on September 9, 2014.
15Includes the income tax impact on above items.
16Primarily includes the phase-out from capital of certain DTAs, the overfunded pension asset, and other intangible assets.

Consolidated Daily Average Balances, Income/Expense, and Average Yields Earned/Rates Paid							Table 2
	Three Months Ended
	September 30, 2015			September 30, 2014			Increase/(Decrease)
(Dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
ASSETS
Loans held for investment: [1]
C&I - FTE [2]	$65,269	$534	3.25%	$61,700	$548	3.53%	$3,569	(0.28)
CRE	6,024	43	2.85	6,386	46	2.86	(362)	(0.01)
Commercial construction	1,609	13	3.12	1,162	9	3.21	447	(0.09)
Residential mortgages - guaranteed	630	5	3.14	635	6	3.64	(5)	(0.50)
Residential mortgages - nonguaranteed	24,109	232	3.85	23,722	236	3.99	387	(0.14)
Residential home equity products	13,381	126	3.72	14,260	129	3.58	(879)	0.14
Residential construction	379	5	4.68	445	6	5.27	(66)	(0.59)
Consumer student - guaranteed	4,494	43	3.83	5,360	49	3.66	(866)	0.17
Consumer other direct	5,550	61	4.33	3,876	41	4.20	1,674	0.13
Consumer indirect	9,968	83	3.29	11,556	92	3.15	(1,588)	0.14
Consumer credit cards	965	24	10.14	788	19	9.74	177	0.40
Nonaccrual [3]	459	5	4.49	857	5	2.16	(398)	2.33
Total LHFI - FTE [2]	132,837	1,174	3.51	130,747	1,186	3.60	2,090	(0.09)
Securities AFS:
Taxable	26,621	151	2.27	24,195	151	2.49	2,426	(0.22)
Tax-exempt - FTE [2]	170	3	5.21	235	3	5.24	(65)	(0.03)
Total securities AFS - FTE [2]	26,791	154	2.29	24,430	154	2.52	2,361	(0.23)
Fed funds sold and securities borrowed or purchased under agreements to resell	1,100	—	0.03	1,036	—	—	64	0.03
LHFS - FTE [2]	2,288	20	3.60	3,367	30	3.53	(1,079)	0.07
Interest-bearing deposits	22	—	0.14	53	—	0.05	(31)	0.09
Interest earning trading assets	5,296	21	1.57	4,055	19	1.85	1,241	(0.28)
Total earning assets - FTE [2]	168,334	1,369	3.23	163,688	1,389	3.37	4,646	(0.14)
ALLL	(1,804)			(1,988)			184
Cash and due from banks	5,729			5,573			156
Other assets	14,522			14,613			(91)
Noninterest earning trading assets and derivative instruments	1,165			1,215			(50)
Unrealized gains on securities available for sale, net	395			332			63
Total assets	$188,341			$183,433			$4,908
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
NOW accounts	$35,784	$8	0.09%	$28,224	$5	0.07%	$7,560	0.02
Money market accounts	51,064	21	0.16	45,562	17	0.15	5,502	0.01
Savings	6,203	—	0.03	6,098	1	0.03	105	—
Consumer time	6,286	12	0.75	7,186	14	0.75	(900)	—
Other time	3,738	10	1.01	4,182	10	0.99	(444)	0.02
Total interest-bearing consumer and commercial deposits	103,075	51	0.20	91,252	47	0.20	11,823	—
Brokered time deposits	870	3	1.38	1,392	7	1.91	(522)	(0.53)
Foreign deposits	140	—	0.13	232	—	0.11	(92)	0.02
Total interest-bearing deposits	104,085	54	0.21	92,876	54	0.23	11,209	(0.02)
Funds purchased	672	—	0.10	937	—	0.10	(265)	—
Securities sold under agreements to repurchase	1,765	1	0.22	2,177	1	0.13	(412)	0.09
Interest-bearing trading liabilities	840	6	2.55	778	5	2.72	62	(0.17)
Other short-term borrowings	2,172	1	0.16	6,559	4	0.23	(4,387)	(0.07)
Long-term debt	9,680	60	2.47	13,064	74	2.24	(3,384)	0.23
Total interest-bearing liabilities	119,214	122	0.41	116,391	138	0.47	2,823	(0.06)
Noninterest-bearing deposits	42,151			40,943			1,208
Other liabilities	3,198			3,620			(422)
Noninterest-bearing trading liabilities and derivative instruments	394			288			106
Shareholders’ equity	23,384			22,191			1,193
Total liabilities and shareholders’ equity	$188,341			$183,433			$4,908
Interest rate spread			2.82%			2.90%		(0.08)
Net interest income - FTE [2,4]		$1,247			$1,251
Net interest margin [5]			2.94%			3.03%		(0.09)
1 Interest income includes loan fees of $50 million and $48 million for the three months ended September 30, 2015 and 2014, respectively.
2 Interest income and yields include the effects of FTE adjustments for the tax-favored status of net interest income from certain loans and investments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $36 million for both the three months ended September 30, 2015 and 2014.
3 Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
4 Derivative instruments employed to manage our interest rate sensitivity increased net interest income $78 million and $106 million for the three months ended September 30, 2015 and 2014, respectively.
5 Net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

Consolidated Daily Average Balances, Income/Expense, and Average Yields Earned/Rates Paid (continued)
	Nine Months Ended
	September 30, 2015			September 30, 2014			Increase/(Decrease)
(Dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
ASSETS
Loans held for investment: [1]
C&I - FTE [2]	$65,577	$1,570	3.20%	$60,055	$1,630	3.63%	$5,522	(0.43)
CRE	6,213	131	2.81	6,021	131	2.90	192	(0.09)
Commercial construction	1,491	35	3.15	1,022	25	3.31	469	(0.16)
Residential mortgages - guaranteed	633	17	3.52	2,316	63	3.63	(1,683)	(0.11)
Residential mortgages - nonguaranteed	23,568	680	3.85	23,834	717	4.01	(266)	(0.16)
Residential home equity products	13,662	376	3.68	14,389	386	3.58	(727)	0.10
Residential construction	387	14	4.91	468	16	4.66	(81)	0.25
Consumer student - guaranteed	4,530	127	3.76	5,448	149	3.67	(918)	0.09
Consumer other direct	5,149	165	4.28	3,396	107	4.22	1,753	0.06
Consumer indirect	10,317	248	3.20	11,415	273	3.19	(1,098)	0.01
Consumer credit cards	917	68	9.95	746	54	9.64	171	0.31
Nonaccrual [3]	556	18	4.21	900	16	2.31	(344)	1.90
Total LHFI - FTE [2]	133,000	3,449	3.47	130,010	3,567	3.67	2,990	(0.20)
Securities AFS:
Taxable	26,161	425	2.17	23,145	448	2.58	3,016	(0.41)
Tax-exempt - FTE [2]	180	7	5.19	254	10	5.26	(74)	(0.07)
Total securities AFS - FTE [2]	26,341	432	2.19	23,399	458	2.61	2,942	(0.42)
Fed funds sold and securities borrowed or purchased under agreements to resell	1,153	—	—	1,021	—	—	132	—
LHFS - FTE [2]	2,557	67	3.47	2,172	61	3.77	385	(0.30)
Interest-bearing deposits	23	—	0.13	33	—	0.10	(10)	0.03
Interest earning trading assets	5,251	61	1.58	3,856	55	1.90	1,395	(0.32)
Total earning assets - FTE [2]	168,325	4,009	3.18	160,491	4,141	3.45	7,834	(0.27)
ALLL	(1,859)			(2,016)			157
Cash and due from banks	5,832			5,474			358
Other assets	14,530			14,706			(176)
Noninterest earning trading assets and derivative instruments	1,276			1,221			55
Unrealized gains on securities available for sale, net	531			222			309
Total assets	$188,635			$180,098			$8,537
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
NOW accounts	$34,443	$23	0.09%	$28,378	$16	0.07%	$6,065	0.02
Money market accounts	49,935	64	0.17	43,771	45	0.14	6,164	0.03
Savings	6,189	2	0.03	6,105	2	0.04	84	(0.01)
Consumer time	6,539	37	0.76	7,731	53	0.92	(1,192)	(0.16)
Other time	3,844	29	1.01	4,370	35	1.08	(526)	(0.07)
Total interest-bearing consumer and commercial deposits	100,950	155	0.20	90,355	151	0.22	10,595	(0.02)
Brokered time deposits	887	10	1.43	1,762	29	2.16	(875)	(0.73)
Foreign deposits	238	—	0.13	79	—	0.11	159	0.02
Total interest-bearing deposits	102,075	165	0.22	92,196	180	0.26	9,879	(0.04)
Funds purchased	806	1	0.10	917	—	0.09	(111)	0.01
Securities sold under agreements to repurchase	1,837	3	0.20	2,176	2	0.12	(339)	0.08
Interest-bearing trading liabilities	882	16	2.45	753	16	2.76	129	(0.31)
Other short-term borrowings	2,479	3	0.17	5,984	11	0.24	(3,505)	(0.07)
Long-term debt	11,690	196	2.24	12,155	198	2.17	(465)	0.07
Total interest-bearing liabilities	119,769	384	0.43	114,181	407	0.48	5,588	(0.05)
Noninterest-bearing deposits	41,919			40,014			1,905
Other liabilities	3,237			3,584			(347)
Noninterest-bearing trading liabilities and derivative instruments	444			347			97
Shareholders’ equity	23,266			21,972			1,294
Total liabilities and shareholders’ equity	$188,635			$180,098			$8,537
Interest rate spread			2.75%			2.97%		(0.22)
Net interest income - FTE [2,4]		$3,625			$3,734
Net interest margin [5]			2.88%			3.11%		(0.23)

1 Interest income includes loan fees of $142 million and $141 million for the nine months ended September 30, 2015 and 2014, respectively.
2 Interest income and yields include the effects of FTE adjustments for the tax-favored status of net interest income from certain loans and investments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $107 million and $105 million for the nine months ended September 30, 2015 and 2014, respectively.
3 Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
4 Derivative instruments employed to manage our interest rate sensitivity increased net interest income $220 million and $326 million for the nine months ended September 30, 2015 and 2014, respectively.
5 Net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

Net Interest Income/Margin (FTE)
Third Quarter of 2015
Net interest income was $1.2 billion during the third quarter of 2015, which was relatively stable compared to the third quarter of 2014. Net interest margin for the third quarter of 2015 declined nine basis points to 2.94% compared to the same period last year, primarily due to a 14 basis point decline in average earning asset yields. The earning asset yield decline was primarily driven by lower loan and securities AFS yields. Partially offsetting the decline in the earning asset yield was a six basis point reduction in interest-bearing liability costs driven by a favorable mix shift, as growth in client deposits enabled reductions in wholesale funding. Compared to the second quarter of 2015, net interest margin increased eight basis points primarily due to our balance sheet management and optimization efforts.
Average earning assets increased $4.6 billion, or 3%, for the third quarter of 2015 compared to 2014, primarily driven by a $2.4 billion, or 10%, increase in average securities AFS and a $2.1 billion, or 2%, increase in average loans. The increase in average securities AFS was driven primarily by forthcoming LCR-related requirements. The increase in average loans was attributable to growth in the C&I and consumer direct portfolios, partially offset by reductions in indirect auto and student loans. The decline in indirect auto and student loans were due to balance sheet management and optimization activities that we executed over the past few quarters. Average nonaccrual loans declined 46%, driven by the ongoing resolution of nonperforming loans. Refer to the "Loans" section in this MD&A for additional discussion regarding loan activity during the quarter.
Yields on average earning assets declined 14 basis points to 3.23% for the third quarter of 2015, compared to 2014, primarily driven by a nine basis point decline in loan yields. The decrease in the yield on average loans was driven primarily by declines in commercial loan yields, particularly in our C&I portfolio. The declines were driven by lower commercial loan swap income, the paydown of higher yielding loans, and the addition of new loan production at lower rates than the existing portfolio due to the highly competitive, low interest rate environment. Additionally, yields on securities AFS declined 23 basis points compared to the prior year quarter, driven largely by the persistent low interest rate environment.
We utilize interest rate swaps to manage interest rate risk. These instruments are primarily pay variable-receive fixed swaps that convert a portion of our commercial loan portfolio from floating rates, based on LIBOR, to fixed rates. At September 30, 2015, the outstanding notional balance of active swaps that qualified as cash flow hedges on variable rate commercial loans was $15.5 billion, compared to active swaps of $15.4 billion at December 31, 2014.
In addition to the income recognized from active swaps, we also continue to recognize interest income over the original hedge period resulting from terminated or de-designated swaps that were previously designated as cash flow hedges on variable rate commercial loans. Interest income from our commercial loan swaps decreased to $70 million during the third quarter of 2015, compared to $99 million during the third quarter of 2014. The decline was primarily due to a decline in income from the maturity of active and previously terminated swaps that reached their original maturity date during 2014 and the first quarter of

2015. Looking forward into the fourth quarter of 2015, we expect our swap portfolio and related income to be relatively stable. As we manage our interest rate risk we may continue to purchase additional and/or terminate existing interest rate swaps.
Remaining swaps on commercial loans have maturities through 2022. The average maturity of our active swaps at September 30, 2015 was 3.2 years. The commercial loan swaps have a fixed rate of interest that is received, while the rate paid is based on LIBOR. The weighted average rate on the receive-fixed rate leg of the commercial loan swap portfolio at September 30, 2015 is 1.30%.
Compared to the three months ended September 30, 2014, average interest-bearing liabilities increased $2.8 billion, or 2%, primarily due to increases in average lower-cost deposits, partially offset by a decline in wholesale funding. This strong growth in deposits led to a decline of $4.4 billion in average other short-term borrowings and a $3.4 billion decline in long-term debt. See the "Borrowings" section in this MD&A for additional information regarding other short-term borrowings and long-term debt. Average total client deposits increased $13.0 billion, or 10%, compared to the same period last year.
The six basis point reduction in rates paid on average interest-bearing liabilities during the third quarter of 2015 was driven by slightly lower rates paid on interest-bearing deposits, as well as a seven basis point decline in rates paid on other short-term borrowings. The decline in the average rate paid on interest-bearing deposits was a result of the improved mix driven by the shift from time deposits to lower-cost deposit products, as well as a reduction in rates paid on time deposits as higher rate CDs matured.
Looking forward, we expect fourth quarter net interest margin to be relatively stable compared to the third quarter as favorable loan mix trends help offset the impact of lower rates. We expect net interest margin likely will decline slightly in 2016 as long as interest rates remain low. Overall, we continue to manage the balance sheet such that net interest income benefits from rising rates; however, we expect any increase in rates to be gradual and deliberately paced. See Table 14, "Net Interest Income Asset Sensitivity," in this MD&A for an analysis of potential changes in net interest income due to instantaneous moves in benchmark interest rates.
First Nine Months of 2015
Net interest income was $3.6 billion during the first nine months of 2015, a decrease of $109 million, or 3%, compared to the first nine months of 2014. Net interest margin for the first nine months of 2015 declined 23 basis points to 2.88% compared to the same period last year, primarily due to a 27 basis point decline in average earning asset yields. The earning asset yield decline was primarily driven by lower loan and securities AFS yields. Partially offsetting the decline in the earning asset yield was a five basis point reduction in interest-bearing liability costs driven by lower rates paid on interest-bearing deposits.
Average earning assets increased $7.8 billion, or 5%, for the first nine months of 2015, compared to 2014, primarily driven by a $3.0 billion, or 2%, increase in average loans and a $2.9 billion, or 13%, increase in average securities AFS. The increase in average loans was broad-based, primarily driven by targeted growth in commercial loans and consumer direct loans. These increases were partially offset by declines in guaranteed residential mortgages, student loans, and indirect auto loans driven by the aforementioned balance sheet optimization activities. Average nonaccrual loans declined 38%, driven by the ongoing resolution of nonperforming loans. Refer to the "Loans" section in this MD&A for additional discussion regarding loan activity during the year.
The average earning assets yield declined, primarily driven by a 20 basis point decline in average loan yields due to declines in our C&I and residential mortgage portfolios. The declines were driven by the same factors as discussed above for the third quarter of 2015. Additionally, the average yield on securities AFS declined 42 basis points compared to the nine months ended September 30, 2014, driven by the same factors as discussed above for the third quarter of 2015.
Compared to the nine months ended September 30, 2014, average interest-bearing liabilities increased $5.6 billion, or 5%, primarily due to increases in average lower-cost deposits. These increases were partially offset by a decrease in average time deposits and average other short-term borrowings. Noninterest-bearing demand deposits also increased $1.9 billion, or 5%, compared to the nine months ended September 30, 2014. The $465 million, or 4%, decrease in average long-term debt compared to the nine months ended September 30, 2014, was primarily driven by a decrease in average long-term FHLB advances. The $3.5 billion, or 59%, decrease in average other short-term borrowings was primarily due to decreases in FHLB advances and master notes. See the "Borrowings" section in this MD&A for additional information regarding other short-term borrowings and long-term debt.

Foregone Interest
As average nonaccrual loans decreased, foregone interest income from NPLs had limited effect on the net interest margin during the three and nine months ended September 30, 2015. Foregone interest income from NPLs reduced net interest margin by two basis points during both the three and nine months ended September 30, 2014. See additional discussion of our expectations of future credit quality in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A. In addition, Table 2 of this MD&A contains more detailed information concerning average balances, yields earned, and rates paid.

NONINTEREST INCOME
						Table 3
	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2015	2014	% Change [1]	2015	2014	% Change [1]
Service charges on deposit accounts	$159	$169	(6)%	$466	$483	(4)%
Other charges and fees	97	95	2	285	274	4
Card fees	83	81	2	247	239	3
Investment banking income	115	88	31	357	296	21
Trading income	31	46	(33)	140	141	(1)
Trust and investment management income	86	93	(8)	255	339	(25)
Retail investment services	77	76	1	229	224	2
Mortgage production related income	58	45	29	217	140	55
Mortgage servicing related income	40	44	(9)	113	143	(21)
Gain on sale of subsidiary	—	—	—	—	105	(100)
Net securities gains/(losses)	7	(9)	NM	21	(11)	NM
Other noninterest income	58	52	12	173	155	12
Total noninterest income	$811	$780	4%	$2,503	$2,528	(1)%

Adjusted noninterest income [2]	$811	$780	4%	$2,503	$2,423	3%
1 “NM” - Not meaningful. Those changes over 100 percent were not considered to be meaningful.
2 See Table 1 in this MD&A for a reconcilement of non-U.S. GAAP measures and additional information.

Noninterest income increased $31 million, or 4%, compared to the third quarter of 2014, and decreased $25 million, or 1%, compared to the nine months ended September 30, 2014. The increase compared to the third quarter of 2014 was driven primarily by higher investment banking and mortgage production income, along with higher gains on the sale of investment securities. The decrease compared to the nine months ended September 30, 2014 was due to the $105 million gain on the sale of RidgeWorth in the second quarter of 2014 and associated foregone revenue, partially offset by higher investment banking and mortgage production income, gains from the sale of securities, as well as modest growth in many other noninterest income categories. Adjusted noninterest income for the nine months ended September 30, 2015 increased $80 million, or 3%, compared to adjusted noninterest income for the same period in 2014.
Investment banking income increased $27 million, or 31%, compared to the third quarter of 2014, and $61 million, or 21%, compared to the nine months ended September 30, 2014. The increase compared to the third quarter of 2014 was due to higher mergers and acquisitions advisory revenue and increased syndicated finance activity. The increase compared to the nine months ended September 30, 2014 was due to higher client activity across most product categories, including strong growth in equity originations, syndications, and debt capital markets activity.
Trading income decreased $15 million, or 33%, compared to the third quarter of 2014, and $1 million, or 1%, compared to the nine months ended September 30, 2014. The decrease compared to the third quarter of 2014 was driven largely by pricing pressure and lower client activity resulting from wider credit spreads and increased market volatility. Relative to the nine months ended September 30, 2015, these factors were largely offset by higher valuation gains on our debt measured at fair value.
Trust and investment management income decreased $7 million, or 8%, compared to the third quarter of 2014, and $84 million, or 25%, compared to nine months ended September 30, 2014. The decrease compared to the third quarter of 2014 was largely due to the decline in market value of assets under management. The decrease compared to the nine months ended September 30, 2014 was primarily due to foregone revenue resulting from the sale of RidgeWorth in the second quarter of 2014 as well as the aforementioned decline in market value of assets under management during 2015.
Mortgage production related income increased $13 million, or 29%, compared to the third quarter of 2014, and $77 million, or 55%, compared to the nine months ended September 30, 2014. The increase compared to the third quarter of 2014 was due to an increase in production volume and higher gain-on-sale margins, partially offset by a shift in production mix towards the correspondent channel. Mortgage production volume increased 36% compared to the third quarter of 2014, as both purchase and refinance activity increased. The increase compared to the nine months ended September 30, 2014 was due to an increase in production volume and a decline in the mortgage repurchase provision due to the continued decline in repurchase requests and resolution of previous repurchase demands. Mortgage production volume increased 52% compared to the nine months ended September 30, 2014. For additional information on the mortgage repurchase reserve, see Note 12, "Guarantees," to the Consolidated Financial Statements in this Form 10-Q.
Mortgage servicing related income decreased $4 million, or 9%, compared to the third quarter of 2014, and $30 million, or 21%, compared to the nine months ended September 30, 2014. The decrease in both periods was due to higher decay and lower net hedge performance during 2015, partially offset by higher servicing fees as a result of a larger servicing portfolio. The servicing portfolio was $149.2 billion at September 30, 2015, compared to $135.8 billion at September 30, 2014.
Repositioning of the investment portfolio during 2015 resulted in higher net securities gains during the three and nine months ended September 30, 2015, compared to the same periods in 2014. For additional information regarding our securities AFS portfolio and related repositioning, see the "Securities Available for Sale" section of this MD&A.
Other noninterest income increased $6 million, or 12%, compared to the third quarter of 2014, and increased $18 million, or 12%, compared to the nine months ended September 30, 2014. The increase compared to the third quarter of 2014 was primarily due to higher leasing-related income and higher gains on the sale of loans in the current quarter, partially offset by foregone income from the sale of affordable housing investments during 2015. The increase compared to the nine months ended September 30, 2014 was primarily due to the $18 million gain on sale of legacy affordable housing investments in the first quarter of 2015 and higher leasing-related income during 2015, partially offset by lower gains on loan sales during the first nine months of 2015.

NONINTEREST EXPENSE
						Table 4
	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2015	2014	% Change	2015	2014	% Change
Employee compensation	$641	$649	(1)%	$1,926	$1,967	(2)%
Employee benefits	84	81	4	326	326	—
Total personnel expenses	725	730	(1)	2,252	2,293	(2)
Outside processing and software	200	184	9	593	535	11
Net occupancy expense	86	84	2	255	254	—
Equipment expense	41	41	—	123	127	(3)
Regulatory assessments	32	29	10	104	109	(5)
Marketing and customer development	42	35	20	104	91	14
Credit and collection services	8	21	(62)	52	67	(22)
Consulting and legal fees	23	16	44	48	43	12
Operating losses	3	29	(90)	33	268	(88)
Amortization	9	7	29	22	14	57
Other noninterest expense	95	83	14	286	333	(14)
Total noninterest expense	$1,264	$1,259	—%	$3,872	$4,134	(6)%

Adjusted noninterest expense [1]	$1,264	$1,259	—%	$3,872	$3,955	(2)%
1 See Table 1 in this MD&A for a reconcilement of non-U.S. GAAP measures and additional information.

Noninterest expense remained stable compared to the third quarter of 2014, and decreased $262 million, or 6%, compared to the nine months ended September 30, 2014. The decrease compared to the nine months ended September 30, 2014 was driven primarily by $179 million of legacy mortgage-related operating losses recognized in the second quarter of 2014. Adjusted noninterest expense for the nine months ended September 30, 2015 decreased $83 million, or 2%, compared to the same period in 2014. The decrease was primarily due to the sale of RidgeWorth in the second quarter of 2014 and the associated decline in expenses as well as our continued focus on expense management. Affordable housing impairment charges recognized in the first quarter of 2014 also contributed to the decrease in noninterest expense for the nine months ended September 30, 2015, compared to the same period in 2014, but were largely offset by debt extinguishment losses during 2015.
Personnel expenses decreased $5 million, or 1%, compared to the third quarter of 2014, and $41 million, or 2%, compared to the nine months ended September 30, 2014. The decrease compared to the nine months ended September 30, 2014 was largely due to the sale of RidgeWorth.
Outside processing and software expenses increased $16 million, or 9%, compared to the third quarter of 2014, and $58 million, or 11%, compared to the nine months ended September 30, 2014. The increase for both periods was due to the higher utilization of third party services, higher mortgage production, and increased investments in technology.
Marketing and customer development increased $7 million, or 20%, compared to the third quarter of 2014, and $13 million, or 14%, compared to the nine months ended September 30, 2014. The increase for both periods was due to higher advertising costs in 2015.
Credit and collection services decreased $13 million, or 62%, compared to the third quarter of 2014, and $15 million, or

22%, compared to the nine months ended September 30, 2014. The decrease for both periods was primarily due to reductions in the reserve for mortgage servicing advances during the third quarter of 2015 due to continued improvements in credit quality and operating effectiveness.
Consulting and legal fees increased $7 million, or 44%, compared to the third quarter of 2014, and $5 million, or 12%, compared to the nine months ended September 30, 2014. The increase for both periods was due to higher utilization of consulting services in the current quarter.
Operating losses decreased $26 million, or 90%, compared to the third quarter of 2014, and $235 million, or 88%, compared to the nine months ended September 30, 2014. The decrease compared to the third quarter of 2014 was primarily due to favorable developments in previous mortgage-related matters, resulting in accrual reductions recognized in the current quarter. The decrease compared to the nine months ended September 30, 2015 was primarily due to $179 million of legacy mortgage-related charges recognized in the second quarter of 2014, as well as the aforementioned recoveries during 2015.
Other noninterest expense increased $12 million, or 14%, compared to the third quarter of 2014, and decreased $47 million, or 14%, compared to the nine months ended September 30, 2014. The increase compared to the third quarter of 2014 was due to $11 million of debt extinguishment costs, net of related hedges, recognized in the current quarter related to balance sheet repositioning activity. The decrease compared to the nine months ended September 30, 2014 was due to current year recoveries of previously recognized losses related to the financial crisis and the $36 million impairment of legacy affordable housing assets recognized during the first quarter of 2014. These decreases were partially offset by $24 million of debt extinguishment costs, net of related hedges, during the first nine months of 2015 related to balance sheet repositioning activity.

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

The composition of our loan portfolio is shown in Table 5.

Loan Portfolio by Types of Loans		Table 5
(Dollars in millions)	September 30, 2015	December 31, 2014	% Change
Commercial loans:
C&I	$65,371	$65,440	—%
CRE	6,168	6,741	(9)
Commercial construction	1,763	1,211	46
Total commercial loans	73,302	73,392	—
Residential loans:
Residential mortgages - guaranteed	627	632	(1)
Residential mortgages - nonguaranteed [1]	24,351	23,443	4
Home equity products	13,416	14,264	(6)
Residential construction	394	436	(10)
Total residential loans	38,788	38,775	—
Consumer loans:
Guaranteed student	4,588	4,827	(5)
Other direct	5,771	4,573	26
Indirect	10,119	10,644	(5)
Credit cards	992	901	10
Total consumer loans	21,470	20,945	3
LHFI	$133,560	$133,112	—%
LHFS [2]	$2,032	$3,232	(37)%
1 Includes $262 million and $272 million of LHFI measured at fair value at September 30, 2015 and December 31, 2014, respectively.
2 Includes $1.9 billion of LHFS measured at fair value at both September 30, 2015 and December 31, 2014.

We believe that our loan portfolio is well diversified by product, client, and geography. However, the loan portfolio may be exposed to concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, types of collateral, certain industries, certain loan products, or regions of the country. The energy industry vertical is an important component of our overall CIB business and it represents 2% of the total loan portfolio, with over half of the balance in the midstream and downstream sectors, which are not as meaningfully impacted by commodity price volatility. Loan balances in the energy industry vertical decreased relative to the prior quarter as utilization declined and a number of clients accessed capital markets to bolster liquidity. We did not experience any delinquencies or defaults related to these loans during the third quarter, but expect delinquencies and/or defaults to increase over time, assuming oil prices remain low. Accordingly, we have taken actions in the current and prior quarters to account for this exposure in our determination of reserves, and we will remain vigilant given the uncertainty associated with oil prices. See Note 5, “Loans,” to the Consolidated Financial Statements in this Form 10-Q for more information.

Table 6 shows the breakdown of our LHFI portfolio by geographic region:

LHFI Portfolio by Geography						Table 6
	September 30, 2015
	Commercial		Residential		Consumer
(Dollars in millions)	Portfolio Balance	% of Total Commercial	Portfolio Balance	% of Total Residential	Portfolio Balance	% of Total Consumer
Geography:
Florida	$12,455	17%	$9,766	25%	$3,681	17%
Georgia	9,572	13	5,923	15	1,694	8
Virginia	6,395	9	5,928	15	1,453	7
Tennessee	4,571	6	2,145	6	793	4
North Carolina	4,161	6	3,561	9	1,373	6
Maryland	3,973	5	4,227	11	1,265	6
South Carolina	1,523	2	1,807	5	468	2
District of Columbia	1,334	2	785	2	85	—
Total banking region	43,984	60	34,142	88	10,812	50
California, Illinois, Pennsylvania, Texas, New Jersey, and New York	15,182	21	2,768	7	5,716	27
All other states	14,136	19	1,878	5	4,942	23
Total outside banking region	29,318	40	4,646	12	10,658	50
Total	$73,302	100%	$38,788	100%	$21,470	100%

	December 31, 2014
	Commercial		Residential		Consumer
(Dollars in millions)	Portfolio Balance	% of Total Commercial	Portfolio Balance	% of Total Residential	Portfolio Balance	% of Total Consumer
Geography:
Florida	$12,333	17%	$10,152	26%	$3,651	17%
Georgia	9,221	13	5,955	15	1,579	8
Virginia	7,191	10	5,721	15	1,479	7
Tennessee	4,728	6	2,237	6	749	4
North Carolina	3,733	5	3,623	9	1,366	7
Maryland	3,903	5	3,952	10	1,304	6
South Carolina	1,441	2	1,855	5	431	2
District of Columbia	1,313	2	703	2	92	—
Total banking region	43,863	60	34,198	88	10,651	51
California, Illinois, Pennsylvania, Texas, New Jersey, and New York	15,926	22	2,630	7	5,367	26
All other states	13,603	18	1,947	5	4,927	23
Total outside banking region	29,529	40	4,577	12	10,294	49
Total	$73,392	100%	$38,775	100%	$20,945	100%

Loans Held for Investment
LHFI totaled $133.6 billion at September 30, 2015, an increase of $448 million from December 31, 2014, driven largely by growth in consumer direct and residential mortgage loans, partially offset by a decrease in indirect loans due to the $1.0 billion auto loan securitization completed in June 2015. Going forward, we may periodically conduct additional auto loan securitization transactions, as they allow us to more efficiently use the balance sheet and diversify our funding sources, while still being an active loan originator and partner to our auto dealership clients.
Average performing loans during both the three and nine months ended September 30, 2015 totaled $132.4 billion, relatively stable compared to the second quarter of 2015. Changes in portfolio mix were driven primarily by the same factors as discussed above related to the change in period end LHFI. See the "Net Interest Income/Margin" section of this MD&A for more information regarding average loan balances.

Commercial loans were relatively stable during the first nine months of 2015. Commercial construction loans increased $552 million, or 46%, compared to December 31, 2014, driven primarily by advances on existing loans with developer clients. C&I loans were relatively stable during the first nine months of 2015 as growth in a number of industry verticals and client segments was offset by continued elevated paydowns and further reductions in lower-return portfolios. CRE loans decreased $573 million, or 9%, during the first nine months of 2015, largely due to elevated paydowns.
Residential loans were relatively stable during the first nine months of 2015. Nonguaranteed residential mortgages increased $908 million, or 4%, offset by an $848 million, or 6%, decrease in home equity products. Home equity products decreased as paydowns exceeded new originations and draws during the first nine months of 2015.
At September 30, 2015, 40% of our home equity products were in a first lien position and 60% were in a junior lien position. For home equity products in a junior lien position, we own or service 30% of the loans that are senior to the home equity product. Additionally, approximately 8% of the home equity line portfolio is due to convert to amortizing term loans by the end of 2015 and an additional 42% enter the conversion phase over the following three years. Based on historical trends, within 12 months of the end of their draw period, approximately 81% of all accounts, and approximately 70% of accounts with a balance, are closed or refinanced into an amortizing loan or a new line of credit.
We perform credit management activities to limit our loss exposure on home equity accounts. These activities may result in the suspension of available credit and curtailment of available draws of most home equity junior lien accounts when the first lien position is delinquent, including when the junior lien is still current. We monitor the delinquency status of first mortgages serviced by other parties and actively monitor refreshed credit bureau scores of borrowers with junior liens, as these scores are highly sensitive to first lien mortgage delinquency. At September 30, 2015 and December 31, 2014, our home equity junior lien loss severity was approximately 79% and 80%, respectively. The average borrower FICO score related to loans in our home equity portfolio was approximately 760 at both September 30, 2015 and December 31, 2014, and the average outstanding loan size was approximately $43,000 and $46,000 at September 30, 2015 and December 31, 2014, respectively.
Consumer loans increased $525 million, or 3%, during the first nine months of 2015. The increase was attributable to a $1.2 billion, or 26%, increase in consumer direct loans given continued growth in our online origination channels, partially offset by a $525 million, or 5%, decrease in indirect loans and a $239 million, or 5%, decrease in government-guaranteed student loans. The decrease in consumer indirect loans was due to our second quarter securitization of $1.0 billion in consumer indirect auto loans, partially offset by new originations, while the decrease in student loans was driven by a $350 million student loan sale in the prior quarter. The mix of consumer loans has improved through growth in our higher-return consumer direct loan portfolio, offset by a reduction in our lower-return indirect loan portfolio.
Going forward, we will continue to seek opportunities to help finance our clients' growth plans, particularly given the solid economic conditions in our markets. Production trends and client activity levels remain healthy and we will continue to focus on improving returns and ensuring new business exceeds our cost of capital.
Loans Held for Sale
LHFS decreased $1.2 billion, or 37%, during the first nine months of 2015, largely due to loan sales and transfers out of LHFS exceeding the flow of mortgage production into LHFS. Loan transfers from LHFS to LHFI totaled $726 million during the first nine months of 2015, comprised primarily of indirect auto loans that were previously transferred to LHFS during 2014 in anticipation of being sold, no longer meeting the criteria for sale.
Asset Quality
Our asset quality performance continued to be very strong during the first nine months of 2015, driven by improved residential housing markets, resolution of NPAs, and lower levels of new NPLs. While our asset quality performance can be attributed, in part, to the proactive actions we have taken over the past several years to de-risk, diversify, and improve the quality of our loan portfolio, we also recognize that our strong asset quality will eventually normalize across different economic and business cycles.
NPAs decreased $248 million, or 32%, during the first nine months of 2015, due largely to lower inflows of new NPLs and the sale of $92 million of nonperforming mortgage LHFS in the current quarter. At September 30, 2015, the percentage of NPLs to total LHFI was 0.35%, down 13 basis points compared to December 31, 2014.
For the third quarter of 2015 and 2014, net charge-offs were $71 million and $128 million, respectively, a decrease of $57 million, or 45%, largely driven by further improvement in the quality of our residential loan portfolio. Net charge-offs for the first nine months of 2015 and 2014 were $258 million and $351 million, respectively, a decrease of $93 million, or 26%. During the third quarter and first nine months of 2015, the annualized net charge-off ratio declined to 0.21% and 0.26%, respectively, compared to 0.39% and 0.36% during the same periods in 2014. Net charge-offs are currently at very low levels and are likely to increase, as we do not believe the current quarter level is sustainable.
Total early stage delinquencies decreased three basis points from December 31, 2014 to 0.61% of total loans at September 30, 2015. Early stage delinquencies, excluding government-guaranteed loans, increased one basis point from December 31, 2014 to 0.31% of total loans at September 30, 2015. At September 30, 2015, early stage delinquencies for all loan classes except C&I showed improvement compared to December 31, 2014.

ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the unfunded commitments reserve. A rollforward of our allowance for credit losses and summarized credit loss experience is shown in Table 7. See "Critical Accounting Policies - Allowance for Credit Losses" and Note 1, "Significant Accounting Policies" to

our 2014 Annual Report on Form 10-K, as well as Note 6, "Allowance for Credit Losses," to the Consolidated Financial Statements in this Form 10-Q for further information regarding our ALLL accounting policy, determination, and allocation.

Summary of Credit Losses Experience						Table 7
	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2015	2014	% Change [5]	2015	2014	% Change [5]
Allowance for Credit Losses
Balance - beginning of period	$1,886	$2,046	(8)%	$1,991	$2,094	(5)%
Provision/(benefit) for unfunded commitments	9	—	NM	7	(7)	NM
Provision/(benefit) for loan losses:
Commercial loans	33	25	32	74	82	(10)
Residential loans	(39)	34	NM	(30)	114	NM
Consumer loans	29	34	(15)	63	79	(20)
Total provision for loan losses	23	93	(75)	107	275	(61)
Charge-offs:
Commercial loans	(23)	(26)	(12)	(82)	(97)	(15)
Residential loans	(47)	(104)	(55)	(177)	(279)	(37)
Consumer loans	(32)	(34)	(6)	(97)	(97)	—
Total charge-offs	(102)	(164)	(38)	(356)	(473)	(25)
Recoveries:
Commercial loans	10	14	(29)	35	40	(13)
Residential loans	11	12	(8)	31	52	(40)
Consumer loans	10	10	—	32	30	7
Total recoveries	31	36	(14)	98	122	(20)
Net charge-offs	(71)	(128)	(45)	(258)	(351)	(26)
Balance - end of period	$1,847	$2,011	(8)%	$1,847	$2,011	(8)%
Components:
ALLL				$1,786	$1,968	(9)%
Unfunded commitments reserve [1]				61	43	42
Allowance for credit losses				$1,847	$2,011	(8)%
Average LHFI	$132,837	$130,747	2%	$133,000	$130,010	2%
Period-end LHFI outstanding				133,560	132,151	1
Ratios:
ALLL to period-end LHFI [2,3]				1.34%	1.49%	(10)%
ALLL to NPLs [4]				3.87x	2.60x	49
ALLL to net charge-offs (annualized)	6.33x	3.88x	63%	5.18x	4.19x	24
Net charge-offs to average LHFI (annualized)	0.21%	0.39%	(46)	0.26%	0.36%	(28)
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.
2 $262 million and $284 million of loans measured at fair value at September 30, 2015 and 2014, respectively, were excluded from period-end LHFI in the calculation, as no allowance is recorded for loans measured at fair value. We believe that this presentation more appropriately reflects the relationship between the ALLL and loans that attract an allowance.
3 Excluding government-guaranteed loans of $5.2 billion and $6.0 billion from period-end LHFI in the calculation at September 30, 2015 and 2014, respectively, results in ratios of 1.39% and 1.56%, respectively.
4 $2 million and $6 million of NPLs measured at fair value at September 30, 2015 and 2014, respectively, were excluded from NPLs in the calculation.
5 “NM” - Not meaningful. Those changes over 100 percent were not considered to be meaningful.

Provision for Credit Losses
The total provision for credit losses includes the provision for loan losses and the provision/(benefit) for unfunded commitments. The provision for loan losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. For the third quarter of 2015, the provision for loan losses decreased $70 million, or 75%, compared to the third quarter of 2014. The decline in the provision was due primarily to continued improvement in the asset quality of the residential loan segment as evidenced by the significant improvements in NPLs, net charge-offs, and delinquencies. Partially offsetting this decline was an increase in our commercial loan loss provision reflecting risk rating downgrades of certain oil and gas and other corporate clients that have occurred during 2015. The provision for unfunded commitments increased in the current quarter driven by a downgrade of a specific unfunded exposure that was individually evaluated for loss content, and an overall increase in the level of binding unused commitments.
For the first nine months of 2015, the total provision for loan losses decreased $168 million, or 61%, compared to the same period in 2014. This decline in the overall provision for loan losses was largely driven by the further improvement in asset quality and lower net charge-offs in our residential loan portfolio.
We expect our fourth quarter provision for loan losses to increase relative to the current quarter, but remain lower than that of the fourth quarter of 2014, given improvements in asset quality. For 2016, we expect the improvements in asset quality to abate and economic and growth conditions to normalize, and thus, we expect the provision for loan losses to more closely match 2016 net charge-offs. However, the ultimate level of reserves and provision will be determined by our rigorous quarterly review processes, which are informed by trends in our LHFI portfolio (including historical loss experience, expected loss calculations, delinquencies, performing status, size and composition of the loan portfolio, and concentrations within the portfolio) combined with a view on economic conditions. Despite the improvement in many credit quality metrics, the ALLL level is also impacted by other indicators of credit risk associated with the portfolio, such as geopolitical and economic risks and the increasing availability of credit and resultant higher levels of leverage for consumers and commercial borrowers.

Allowance for Loan and Lease Losses

ALLL by Loan Segment		Table 8
(Dollars in millions)	September 30, 2015	December 31, 2014
ALLL:
Commercial loans	$1,013	$986
Residential loans	601	777
Consumer loans	172	174
Total	$1,786	$1,937
Segment ALLL as % of total ALLL:
Commercial loans	57%	51%
Residential loans	34	40
Consumer loans	9	9
Total	100%	100%
Segment LHFI as % of total LHFI:
Commercial loans	55%	55%
Residential loans	29	29
Consumer loans	16	16
Total	100%	100%
The ALLL decreased $151 million, or 8%, from December 31, 2014, to $1.8 billion at September 30, 2015. The decrease was primarily driven by the further improvement in asset quality. The ALLL to period-end LHFI ratio decreased 12 basis points from December 31, 2014, to 1.34% at September 30, 2015, excluding loans measured at fair value from period-end LHFI in the calculation. We expect the ratio to gradually trend down for the remainder of 2015 assuming asset quality and economic conditions remain favorable. The ratio of the ALLL to total NPLs increased to 3.87x at September 30, 2015, compared to 3.07x at December 31, 2014, resulting from a decrease in NPLs largely due to the second quarter transfer of NPLs to LHFS and subsequent sale of $92 million of nonperforming mortgage LHFS in the current quarter, partially offset by the decrease in our ALLL.

NONPERFORMING ASSETS

The following table presents our NPAs:

		Table 9
(Dollars in millions)	September 30, 2015	December 31, 2014	% Change [3]
Nonaccrual/NPLs:
Commercial loans:
C&I	$122	$151	(19)%
CRE	15	21	(29)
Commercial construction	1	1	—
Total commercial NPLs	138	173	(20)
Residential loans:
Residential mortgages - nonguaranteed	156	254	(39)
Home equity products	146	174	(16)
Residential construction	16	27	(41)
Total residential NPLs	318	455	(30)
Consumer loans:
Other direct	4	6	(33)
Indirect	3	—	NM
Total consumer NPLs	7	6	17
Total nonaccrual/NPLs [1]	463	634	(27)
OREO [2]	62	99	(37)
Other repossessed assets	7	9	(22)
Nonperforming LHFS	—	38	(100)
Total NPAs	$532	$780	(32)%
Accruing LHFI past due 90 days or more	$905	$1,057	(14)%
Accruing LHFS past due 90 days or more	1	1	—
TDRs:
Accruing restructured loans	$2,571	$2,592	(1)%
Nonaccruing restructured loans [1]	182	273	(33)
Ratios:
NPLs to period-end LHFI	0.35%	0.48%	(27)%
NPAs to period-end LHFI, OREO, other repossessed assets, and nonperforming LHFS	0.40	0.59	(32)
1 Nonaccruing restructured loans are included in total nonaccrual/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets in the Consolidated Balance Sheets until the funds are received and the property is conveyed. The receivable amount related to proceeds due from the FHA or the VA totaled $50 million and $57 million at September 30, 2015 and December 31, 2014, respectively.
3 "NM" - not meaningful. Those changes over 100 percent were not considered to be meaningful.

NPAs decreased $248 million, or 32%, during the first nine months of 2015, primarily due to the continued improvement in asset quality and the related economic environment. At September 30, 2015, our ratio of NPLs to period-end LHFI was 0.35%, down from 0.48% at December 31, 2014, reflecting the decrease in NPLs. We expect the ratio of NPLs to period-end LHFI to be generally stable to slightly higher for the remainder of 2015, with some dependency on the movement in oil prices, as the ratio has reached a level comparable to that of the pre-financial crisis (2006).

Problem loans or loans with potential weaknesses, such as nonaccrual loans, loans over 90 days past due and still accruing, and TDR loans, are disclosed in the NPA table above. Loans with known potential credit problems that may not otherwise be disclosed in this table include accruing criticized commercial loans, which are disclosed along with additional credit quality information in Note 5, “Loans,” to the Consolidated Financial Statements in this Form 10-Q. At September 30, 2015 and December 31, 2014, there were no known significant potential problem loans that are not otherwise disclosed.

Nonperforming Loans
NPLs at September 30, 2015 totaled $463 million, a $171 million decline during the first nine months of 2015. Residential NPLs were the largest driver of the overall decrease, which declined $137 million, or 30%, due largely to the second quarter 2015 transfer of mortgage NPLs to LHFS and subsequent $92 million sale of the transferred loans in the current quarter. Nonperforming commercial loans decreased $35 million, or 20%, from December 31, 2014 to $138 million at September 30, 2015.
Interest income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis. Interest income on commercial nonaccrual loans is not generally recognized until after the principal amount has been reduced to zero. We recognized $5 million of interest income related to nonaccrual loans during both the third quarter of 2015 and 2014, and $18 million and $16 million during the first nine months of 2015 and 2014, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $6 million and $12 million would have been recognized during the third quarter of 2015 and 2014, respectively, and $22 million and $37 million during the first nine months of 2015 and 2014, respectively.

Other Nonperforming Assets
OREO decreased $37 million, or 37%, during the first nine months of 2015 as a result of net decreases of $26 million in residential homes, $8 million in commercial properties, and $3 million in residential construction related properties. Sales of OREO resulted in proceeds of $98 million and $181 million during the first nine months of 2015 and 2014, respectively, contributing to net gains on sales of OREO of $19 million and $32 million, respectively, inclusive of valuation reserves.
Geographically, most of our OREO properties are located in Florida, Georgia, and North Carolina. Residential and commercial real estate properties comprised 81% and 13%, respectively, of the $62 million in total OREO at September 30, 2015; the remainder is related to land and other properties. Upon foreclosure, the values of these properties were reevaluated and, if necessary, written down to their then-current estimated value less estimated costs to sell. Any further decreases in values could result in additional losses on these properties as we periodically revalue them. See the "Non-recurring Fair Value Measurements" section within Note 14, "Fair Value Election and Measurement," to the Consolidated Financial Statements in this Form 10-Q for additional information.
Gains and losses on the sale of OREO are recorded in other noninterest expense in the Consolidated Statements of Income. Sales of OREO and the related gains or losses are highly dependent on our disposition strategy and buyer opportunities. We are actively managing and disposing of these foreclosed assets to minimize future losses.
Accruing loans past due 90 days or more included LHFI and LHFS and totaled $906 million and $1.1 billion, at September 30, 2015 and December 31, 2014, respectively. Of these, 96% and 97% were government-guaranteed at September 30, 2015 and December 31, 2014, respectively. Accruing LHFI past due 90 days or more decreased $152 million, or 14%, during the first nine months of 2015, primarily driven by reductions in government-guaranteed loans.
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
Table 10 displays our residential real estate TDR portfolio by modification type and payment status. Guaranteed loans that have been repurchased from Ginnie Mae under an early buyout clause and subsequently modified have been excluded from the table. Such loans totaled approximately $69 million and $49 million at September 30, 2015 and December 31, 2014, respectively.

Selected Residential TDR Data						Table 10
	September 30, 2015
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent [1]	Total	Current	Delinquent [1]	Total
Rate reduction	$920	$70	$990	$14	$34	$48
Term extension	9	3	12	—	1	1
Rate reduction and term extension	1,134	91	1,225	12	45	57
Other [2]	158	9	167	7	19	26
Total	$2,221	$173	$2,394	$33	$99	$132

	December 31, 2014
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent [1]	Total	Current	Delinquent [1]	Total
Rate reduction	$784	$69	$853	$16	$40	$56
Term extension	13	4	17	1	1	2
Rate reduction and term extension	1,251	103	1,354	30	68	98
Other [2]	173	11	184	12	26	38
Total	$2,221	$187	$2,408	$59	$135	$194
1 TDRs considered delinquent for purposes of this table were those at least thirty days past due.
2 Primarily consists of extensions and deficiency notes.

At September 30, 2015, our total TDR portfolio was $2.8 billion and was composed of $2.5 billion, or 92%, of residential loans (predominantly first and second lien residential mortgages and home equity lines of credit), $130 million, or 5%, of consumer loans, and $86 million, or 3%, of commercial loans (predominantly income-producing properties). Total TDRs decreased $112 million, or 4%, from December 31, 2014. Nonaccruing TDRs decreased $91 million, or 33%, and accruing TDRs decreased $21 million, or 1%, from December 31, 2014, respectively.
Generally, interest income on restructured loans that have met sustained performance criteria and have been returned to accruing status is recognized according to the terms of the restructuring. Such recognized interest income was $29 million during both the third quarter of 2015 and 2014, and $86 million and $92 million for the first nine months of 2015 and 2014, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $36 million and $37 million during the third quarter of 2015 and 2014, respectively, and $110 million and $119 million for the first nine months of 2015 and 2014, respectively, would have been recognized.

SELECTED FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE
The following is a discussion of the more significant financial assets and financial liabilities that are measured at fair value on the Consolidated Balance Sheets at September 30, 2015 and December 31, 2014. For a complete discussion of our financial instruments measured at fair value and the methodologies used to estimate the fair values of our financial instruments, see Note 14, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.

Trading Assets and Liabilities and Derivative Instruments
Trading assets and derivative instruments increased $335 million, or 5%, compared to December 31, 2014, primarily due to increases in U.S. Treasury securities, net derivative instruments, and trading loans, resulting from normal changes in the trading portfolio product mix as we grow our business and continue to meet our clients' needs. These increases were offset partially by a decrease in corporate and other debt securities. Trading liabilities and derivative instruments increased $103 million, or 8%, compared to December 31, 2014, primarily due to increases in U.S. Treasury securities and net derivative instruments, partially offset by a decrease in corporate and other debt securities. For composition and valuation assumptions related to our trading products, as well as additional information on our derivative instruments, see Note 3, “Trading Assets and Liabilities and Derivative Instruments,” Note 13, “Derivative Financial Instruments,” and the “Trading Assets and Derivative Instruments and Securities Available for Sale” section of Note 14, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q. Also, for a discussion of market risk associated with our trading activities, refer to the “Market Risk Management—Market Risk from Trading Activities” section of this MD&A.

Securities Available for Sale				Table 11
	September 30, 2015
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$3,020	$45	$—	$3,065
Federal agency securities	408	13	1	420
U.S. states and political subdivisions	167	7	—	174
MBS - agency	22,452	511	58	22,905
MBS - private	100	2	—	102
ABS	13	2	—	15
Corporate and other debt securities	36	2	—	38
Other equity securities [1]	551	1	1	551
Total securities AFS	$26,747	$583	$60	$27,270
1 At September 30, 2015, the fair value of other equity securities was comprised of the following: $32 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, $111 million of mutual fund investments, and $6 million of other.

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
1 At December 31, 2014, the fair value of other equity securities was comprised of the following: $376 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, $138 million of mutual fund investments, and $7 million of other.

The securities AFS portfolio is managed as part of our overall liquidity management and ALM process to optimize income and portfolio value over an entire interest rate cycle while mitigating the associated risks. Changes in the size and composition of the portfolio reflect our efforts to maintain a high quality, liquid portfolio while managing our interest rate risk profile. The amortized cost of the portfolio increased $490 million during the nine months ended September 30, 2015, primarily as a result of an increase in our U.S. Treasury securities portfolio to help meet the forthcoming LCR requirements. The fair value of the portfolio increased $500 million over the same period, due to the increase in amortized cost as well as a $10 million increase in net unrealized gains. At September 30, 2014, our total securities AFS portfolio was in a $523 million net gain position.
During the nine months ended September 30, 2015, we recorded $21 million in net realized gains related to the sale of securities AFS, compared to net realized losses of $11 million during the nine months ended September 30, 2014. OTTI losses recognized in earnings during the nine months ended September 30, 2015 and 2014 were immaterial. For additional information on composition and valuation assumptions related to the securities AFS portfolio, see Note 4, "Securities Available for Sale," and the “Trading Assets and Derivative Instruments and

Securities Available for Sale” section of Note 14, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.
For the third quarter of 2015, the average yield on the securities AFS portfolio was 2.29%, compared to 2.52% for the third quarter of 2014. For the nine months ended September 30, 2015, the average yield on the securities AFS portfolio was 2.19%, compared to 2.61% for the nine months ended September 30, 2014. The decrease in average yield was due to the addition of lower-yielding U.S. Treasury securities during 2015 in preparation for the forthcoming LCR requirements. Additionally, the decline in yield was driven by higher MBS premium amortization during the first half of 2015 as a result of increased MBS prepayments. During the second quarter of 2015, we modestly repositioned our portfolio by selling lower-yielding agency MBS (with associated high premiums and related amortization) and purchased higher-yielding agency MBS (with lower premium). Premium amortization will likely remain stable in the fourth quarter of 2015 compared to the third quarter, as the third quarter reflected the full effect of the modest repositioning of our securities AFS portfolio.
The securities AFS portfolio had an effective duration of 4.6 years at September 30, 2015 compared to 3.6 years at

December 31, 2014. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in market interest rates, taking into consideration embedded options. An effective duration of 4.6 years suggests an expected price change of approximately 4.6% for a 100 basis point instantaneous change in market interest rates.
The credit quality and liquidity profile of the securities AFS portfolio remained strong at September 30, 2015 and consequently, we believe that we have the flexibility to respond to changes in the economic environment and take actions as opportunities arise to manage our interest rate risk profile and balance liquidity risk against investment returns. Over the longer term, the size and composition of the securities AFS portfolio will reflect balance sheet trends, our overall liquidity position, and interest rate risk management objectives. Accordingly, the size and composition of the securities AFS portfolio could change over time.
Federal Home Loan Bank and Federal Reserve Bank Stock
We previously acquired capital stock in the FHLB of Atlanta as a precondition for becoming a member of that institution. As a member, we are able to take advantage of competitively priced advances as a wholesale funding source and to access grants and low-cost loans for affordable housing and community development projects, among other benefits. At September 30, 2015, we held a total of $32 million of capital stock in the FHLB, a decrease of $344 million compared to December 31, 2014. This decrease in our holdings of FHLB capital stock was due to our redemption of stock related to a decline in FHLB borrowings over the same period. During the three and nine months ended September 30, 2015, we recognized dividends related to FHLB capital stock of $2 million and $10 million, respectively, compared to $3 million and $9 million during the three and nine months ended September 30, 2014, respectively.
Similarly, to remain a member of the Federal Reserve System, we are required to hold a certain amount of capital stock, determined as either a percentage of the Bank’s capital or as a percentage of total deposit liabilities. At September 30, 2015, we held $402 million of Federal Reserve Bank of Atlanta stock, unchanged from December 31, 2014. During both the three and nine months ended September 30, 2015 and 2014, we recognized dividends related to Federal Reserve Bank of Atlanta stock of $6 million and $18 million, respectively.

BORROWINGS

Short-Term Borrowings								Table 12
	September 30, 2015		Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Balance	Rate	Daily Average		Maximum Outstanding at any Month-End	Daily Average		Maximum Outstanding at any Month-End
(Dollars in millions)			Balance	Rate		Balance	Rate
Funds purchased [1]	$1,329	0.07%	$672	0.10%	$1,335	$806	0.10%	$1,335
Securities sold under agreements to repurchase [1]	1,536	0.23	1,765	0.22	1,647	1,837	0.20	1,896
Other short-term borrowings	1,077	0.12	2,172	0.16	2,547	2,479	0.17	4,426
Total	$3,942		$4,609			$5,122

	September 30, 2014		Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Balance	Rate	Daily Average		Maximum Outstanding at any Month-End	Daily Average		Maximum Outstanding at any Month-End
(Dollars in millions)			Balance	Rate		Balance	Rate
Funds purchased [1]	$1,000	0.07%	$937	0.10%	$1,168	$917	0.09%	$1,375
Securities sold under agreements to repurchase [1]	2,089	0.10	2,177	0.13	2,142	2,176	0.12	2,228
Other short-term borrowings	7,283	0.22	6,559	0.23	7,283	5,984	0.24	7,283
Total	$10,372		$9,673			$9,077
1 Funds purchased and securities sold under agreements to repurchase mature overnight or at a fixed maturity generally not exceeding three months. Rates on overnight funds reflect current market rates. Rates on fixed maturity borrowings are set at the time of the borrowings.
Our total period-end short-term borrowings at September 30, 2015 decreased $6.4 billion, or 62%, from September 30, 2014, driven by a $6.2 billion decrease in other short-term borrowings and a $553 million decrease in securities sold under agreements to repurchase. The decrease in other short-term borrowings was primarily due to a $5.0 billion decline in outstanding FHLB advances and a $1.4 billion decline in master notes, partially offset by an increase of $189 million in dealer collateral held.
During the three months ended September 30, 2015, our total daily average short-term borrowings decreased $5.1 billion,

or 52%, compared to the three months ended September 30, 2014. The decrease was primarily driven by a decrease in other short-term borrowings of $4.4 billion and a decrease in securities sold under agreements to repurchase of $412 million. The decrease in other short-term borrowings was due to a $3.3 billion decrease in FHLB advances and a $1.3 billion decrease in master notes, partially offset by an increase in dealer collateral held of $209 million. These reductions in wholesale funding were enabled by strong growth in client deposits.

During the nine months ended September 30, 2015, our total daily average short-term borrowings decreased $4.0 billion, or 44%, compared to the nine months ended September 30, 2014. The decrease was primarily driven by a decrease in other short-term borrowings of $3.5 billion and a decrease in securities sold under agreements to repurchase of $339 million. The decrease in other short-term borrowings was due to a $2.7 billion decrease in FHLB advances and a $1.0 billion decrease in master notes, partially offset by an increase of $187 million in dealer collateral held. These reductions in wholesale funding were enabled by strong growth in client deposits.

Long-Term Debt
During the nine months ended September 30, 2015, our long-term debt decreased by $4.6 billion, or 35%, primarily driven by the termination of FHLB advances in the second and third quarter of 2015. These early terminations of FHLB advances were related to a repositioning of the balance sheet and resulted in the recognition of $24 million in debt extinguishment costs, net of related hedges.
Average long-term debt for the three months ended September 30, 2015 decreased $3.4 billion, or 26%, compared to the average for the three months ended September 30, 2014, primarily driven by a $2.7 billion decrease in average long-term FHLB advances and a $324 million decrease in subordinated debt.
Average long-term debt for the nine months ended September 30, 2015 decreased $465 million, or 4%, compared to the average for the nine months ended September 30, 2014, primarily driven by a $417 million decrease in average long-term FHLB advances. There have been no other material changes in our long-term debt as described in our 2014 Annual Report on Form 10-K.
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
CET1 is limited to common equity and related surplus (net of treasury stock), retained earnings, AOCI, and common equity minority interest, subject to limitations. Certain regulatory adjustments and exclusions are made to CET1, including removal of goodwill, other intangible assets, certain DTAs, the impact on capital arising from mark-to-market adjustments related to our credit spreads, and certain defined benefit pension fund net assets. Further, banks employing the standardized approach to Basel III were granted a one-time permanent election to exclude AOCI from the calculation of regulatory capital. We elected to exclude AOCI from the calculation of our CET1.
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
Total capital consists of Tier 1 capital and Tier 2 capital, which includes qualifying portions of subordinated debt, trust preferred securities and minority interest not included in Tier 1 capital, ALLL up to a maximum of 1.25% of RWA, and a limited percentage of unrealized gains on equity securities.
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

Regulatory Capital	Table 13
(Dollars in millions)	September 30, 2015
CET1	$16,274
Tier 1 capital	17,657
Total capital	20,608
RWA	162,041
Average total assets for leverage ratio	182,420

Risk-based ratios:
CET1	10.04%
CET1 - fully phased-in [1]	9.89
Tier 1 capital	10.90
Total capital	12.72
Leverage	9.68
Total shareholders’ equity to assets	12.65

(Dollars in millions)	December 31, 2014 [2]
Tier 1 capital	$17,554
Total capital	20,338
RWA	162,516
Average total assets for leverage ratio	182,186

Tier 1 common equity:
Tier 1 capital	$17,554
Less:
Qualifying trust preferred securities	627
Preferred stock	1,225
Minority interest	108
Tier 1 common equity	$15,594

Risk-based ratios:
Tier 1 common equity	9.60%
Tier 1 capital	10.80
Total capital	12.51
Tier 1 leverage ratio	9.64
Total shareholders’ equity to assets	12.09
1 The CET1 ratio on a fully phased-in basis is estimated at September 30, 2015. See the "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures" section in this MD&A for a reconciliation of the fully phased-in CET1 ratio at September 30, 2015.
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

The Tier 1 capital and Total capital ratios increased compared to December 31, 2014, due primarily to an increase in capital and a relatively stable RWA over the first nine months of 2015. Specifically, Tier 1 capital and Total capital were impacted by an increase in retained earnings, while RWA was predominantly affected by a decline in total assets partially offset by statutory changes to risk weights assigned to certain commercial loans, letters of credit, unfunded commitments, and derivatives, in conjunction with adoption of the Basel III Final Rule. At September 30, 2015, our capital ratios were well above current regulatory requirements.
Our estimate of the fully phased-in CET1 ratio of 9.89% at September 30, 2015 considers a 250% risk-weighting for MSRs, which is the primary driver for the difference in the CET1 ratio at September 30, 2015 compared to the estimated fully phased-in ratio in the same period. The increase in the fully phased-in ratio during the first nine months of 2015 was driven by an increase in retained earnings. Our estimated fully phased-in ratio is in excess of the 4.5% minimum CET1 ratio, and is also in excess of the 7.0% limit that includes the minimum level of 4.5% plus the 2.5% fully phased-in CCB. See Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for a reconciliation of our fully phased-in CET1 ratio.
The Board approved a 20% increase in our quarterly common stock dividend from $0.20 per share to $0.24 per share, beginning in the second quarter of 2015. We declared and paid common dividends totaling $352 million, or $0.68 per common share during the nine months ended September 30, 2015, compared with $266 million, or $0.50 per common share during the nine months ended September 30, 2014. Additionally, we recognized dividends on our preferred stock of $48 million and $28 million during the nine months ended September 30, 2015 and 2014, respectively. This increase in preferred stock dividends was driven by an increase in the average balance of our preferred stock for the nine months ended September 30, 2015 to $1.2 billion compared to $725 million for the same period in 2014, due to our issuance of the Series F Preferred Stock at the end of 2014.
Various regulations administered by federal and state bank regulatory authorities restrict the Bank's ability to distribute its retained earnings. At September 30, 2015 and December 31, 2014, the Bank's capacity to pay cash dividends to the Parent Company under these regulations totaled approximately $2.5 billion and $2.9 billion, respectively.
During the first quarter of 2015, we announced capital plans in response to the Federal Reserve's review of and non-objection to our capital plan in conjunction with the 2015 CCAR. Our capital plan included the repurchase of common stock, an increase in the common stock dividend, and maintaining the current level of preferred stock dividends. To this end, the Board approved the repurchase of up to $875 million of our outstanding common stock between the second quarter of 2015 and the second quarter of 2016, which we anticipate will be conducted relatively evenly on a quarterly basis. During each of the second and third quarters of 2015, we repurchased $175 million of our outstanding common stock at market value as part of this plan. During October 2015, we repurchased an additional $175 million of our outstanding common stock at market value as part of this 2015 capital plan. We currently expect to repurchase approximately $350 million of additional outstanding common stock and/or common stock warrants through the end of the second quarter of 2016.
Additionally, during the first quarter of 2015, we repurchased $115 million of our outstanding common stock at market value, which completed our repurchase of authorized shares as approved by the Board in conjunction with the 2014 capital plan.
CRITICAL ACCOUNTING POLICIES
In the third quarter of 2015, we elected to prospectively change the date of our annual goodwill impairment test from September 30 to October 1 to better align the timing of the test with the availability of key inputs. There have been no other significant changes to our Critical Accounting Policies as described in our 2014 Annual Report on Form 10-K.

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
Market Risk Management
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices, and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and MVE to changes in interest rates, is our primary market risk and mainly arises from the structure of our balance sheet. Variable rate loans, prior to any hedging related actions, were approximately 60% of total loans at September 30, 2015, and after giving consideration to hedging related actions, were approximately 48% of total loans. Approximately 5% of our variable rate loans at September 30, 2015 had coupon rates that were equal to a contractually specified interest rate floor. In addition to interest rate risk, we are also exposed to market risk in our trading instruments measured at fair value. Our ALCO meets regularly and is responsible for reviewing our open market positions and establishing policies to monitor and limit exposure to market risk.

Market Risk from Non-Trading Activities
The primary goal of interest rate risk management is to control exposure to interest rate risk, within policy limits approved by the Board. These limits and guidelines reflect our tolerance for interest rate risk over both short-term and long-term horizons. No limit breaches occurred during the nine months ended September 30, 2015.
The major sources of our non-trading interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of freestanding or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, which, as described in additional detail below, are employed by management to understand net interest income sensitivity and MVE sensitivity. These measures show that our interest rate risk profile is moderately asset sensitive at September 30, 2015.
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
A positive net interest income sensitivity in a rising rate environment indicates that over the forecast horizon of one year, asset based interest income will increase more quickly than liability based interest expense due to balance sheet composition. A negative MVE sensitivity in a rising rate environment indicates that the value of financial assets will decrease more than the value of financial liabilities.
One of the primary methods that we use to quantify and manage interest rate risk is simulation analysis, which we use to model net interest income from assets, liabilities, and derivative positions under various interest rate scenarios and balance sheet structures. This analysis measures the sensitivity of net interest income over a two-year time horizon, which differs from the interest rate sensitivities in Table 14, which reflect a one-year time horizon. Key assumptions in the simulation analysis (and in the valuation analysis discussed below) relate to the behavior of interest rates and spreads, the changes in product balances, and the behavior of loan and deposit clients in different rate environments. This analysis incorporates several assumptions, the most material of which relate to the repricing characteristics and balance fluctuations of deposits with indeterminate or non-contractual maturities.
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
The sensitivity analysis presented in Table 14 is measured as a percentage change in net interest income due to instantaneous moves in benchmark interest rates. Estimated changes set forth below are dependent upon material assumptions such as those previously discussed.

Net Interest Income Asset Sensitivity		Table 14

	Estimated % Change in Net Interest Income Over 12 Months [1]
	September 30, 2015	December 31, 2014
Rate Change
+200 bps	6.1%	6.7%
+100 bps	3.2%	3.5%
-25 bps	(1.3)%	(1.0)%
1 Estimated % change of net interest income is reflected on a non-FTE basis.

The decrease in net interest income asset sensitivity at September 30, 2015 compared to December 31, 2014 is due to growth in interest-bearing indeterminate maturity deposits, an increase in the securities AFS portfolio related to LCR compliance, and slower assumed prepayments. See additional discussion related to net interest income in the "Net Interest Income/Margin" section of this MD&A.
We also perform valuation analyses, which we use for discerning levels of risk present in the balance sheet and derivative positions that might not be taken into account in the net interest income simulation horizon. Whereas a net interest income simulation highlights exposures over a relatively short time horizon, our valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows and derivative cash flows minus the discounted present value of liability cash flows, the net of which is referred to as MVE. The sensitivity of MVE to changes in the level of interest rates is a measure of the longer-term repricing risk and options risk embedded in the balance sheet. Similar to the net interest income simulation, MVE uses instantaneous changes in rates. However, MVE values only the current balance sheet and does not incorporate projections that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the MVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios. At September 30, 2015, the MVE profile in Table 15 indicated a decline in net balance sheet value due to instantaneous upward changes in rates. MVE sensitivity is reported in both upward and downward rate shocks.

Market Value of Equity Sensitivity		Table 15

	Estimated % Change in MVE
	September 30, 2015	December 31, 2014
Rate Change
+200 bps	(7.6)%	(4.2)%
+100 bps	(3.4)%	(1.5)%
-25 bps	0.6%	0.1%
The increase in MVE sensitivity compared to December 31, 2014 is primarily due to increased balance sheet duration arising from a combination of factors including, but not limited to, extending receive-fixed interest rate swaps, an increase in the securities AFS portfolio related to LCR compliance, slightly shorter deposit lives, and reduced prepayment speeds on mortgage loans and securities. While an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under these rate scenarios, we believe that a gradual shift in interest rates would have a much more modest impact. Since MVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in MVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current year). Further, MVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changing product spreads that could mitigate the impact of changes in interest rates. The net interest income simulation and valuation analyses do not include actions that management may undertake to manage this risk in response to anticipated changes in interest rates.
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
In addition to VAR, in accordance with the Market Risk Rule issued by the U.S. banking regulators, we also calculate Stressed VAR, which is used as a component of the total market risk-based capital charge. We calculate the Stressed VAR risk measure using a ten-day holding period at a one-tail, 99% confidence level and employ a historical simulation approach based on a continuous twelve-month historical window that reflects a period of significant financial stress to our portfolio. As such, our Stressed VAR calculation uses the same methodology and models as regular VAR, which is a requirement under the Market Risk Rule. Table 16 presents VAR and Stressed VAR for the three and nine months ended September 30, as well as VAR by Risk Factor at September 30, 2015 and 2014.

Value at Risk Profile				Table 16

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2015	2014	2015	2014
VAR (1-day holding period):
Period end	$2	$1	$2	$1
High	3	2	3	3
Low	2	1	2	1
Average	2	2	2	2

Stressed VAR (10-day holding period):
Period end	$39	$73	$39	$73
High	81	77	104	77
Low	29	35	24	18
Average	47	60	57	40

(Dollars in millions)			September 30, 2015	September 30, 2014
VAR by Risk Factor (1-day holding period):
Equity risk			$1	$1
Interest rate risk			2	1
Credit spread risk			2	2
Commodity price risk			—	—
Foreign exchange rate risk			—	—
VAR total (1-day diversified)			2	1

The trading portfolio, measured in terms of VAR, is predominantly comprised of four material sub-portfolios of covered positions: Credit trading, fixed income securities, interest rate derivatives, and equity derivatives. As illustrated in Table 16, average daily VAR was unchanged during the three and nine months ended September 30, 2015 compared to the same periods in 2014. Period end VAR at September 30, 2015 increased to $2 million from $1 million at September 30, 2014. The increase in VAR was largely driven by generally higher levels of volatility in the market during 2015 compared to 2014. Period end Stressed VAR at September 30, 2015 and average Stressed VAR for the three months ended September 30, 2015 both decreased compared to the same periods in 2014. This decrease was driven largely by risk mitigation activities undertaken within the equity derivatives sub-portfolio during the quarter. The trading portfolio of covered positions did not contain any correlation trading positions or on- or off-balance sheet securitization positions in 2014 or during the nine months ended September 30, 2015.
In accordance with the Market Risk Rule, we evaluate the accuracy of our VAR model through daily backtesting by comparing daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) with the corresponding daily VAR-based measures. As illustrated below for the twelve months ended September 30,

2015, there was one instance in the fourth quarter of 2014 where trading losses exceeded firmwide VAR, which created a VAR backtest exception. As disclosed in our 2014 Annual Report on Form 10-K, this was primarily driven by the widening of credit spreads in the corporate debt markets at that time. More recently, in the third quarter of 2015, there was a near VAR backtest exception with firmwide trading losses marginally lower compared to the previous day’s VAR measure. This was attributed largely to the sell-off in U.S. equity markets, which impacted our equity derivatives and credit trading portfolios. We use backtesting as one of the measures to evaluate performance of the various VAR models and as such, the occurrence of a certain number of backtest exceptions are to be expected in line with a given confidence level. An actual backtest exception, instead of a near exception, during the third quarter of 2015, would not have been inconsistent with the 99% confidence level at which daily VAR is measured. The total number of VAR backtesting exceptions over the preceding 12 months is used to determine the multiplication factor for the VAR-based capital requirement under the Market Risk Rule, whereby the capital multiplication factor increases from a minimum of three to a maximum of four, depending on the number of exceptions. There was no change in the capital multiplication factor over the preceding 12 months.

Firmwide VAR Backtesting
$3
$2
$1
$0
($1)
($2)
($3)
($4)
($5)
$ Millions
Oct-14
Nov-14
Dec-14
Jan-15
Feb-15
Mar-15
Apr-15
May-15
Jun-15
Jul-15
Aug-15
Sep-15
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
Model risk management: Our model risk management approach for validating and evaluating the accuracy of internal and vended models and associated processes includes developmental and implementation testing and ongoing monitoring and maintenance performed by the various model developers in conjunction with model owners. The MRMG is responsible for the independent model validation for the VAR and Stressed VAR models. The validation typically includes evaluation of all model documentation, as well as model monitoring and maintenance plans. In addition, the MRMG performs its own testing. Due to ongoing developments in financial markets, evolution in modeling approaches, and for purposes of model enhancement, we assess the performance of all VAR models regularly through the model monitoring and maintenance process.
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
Management and Reporting Framework. We base our governance structure on and mitigate liquidity risk using three lines of defense. Our Corporate Treasury department constitutes the first line of defense, managing consolidated liquidity risks we encounter in the course of our business. Under the oversight of the ALCO, Corporate Treasury thereby assumes responsibility for identifying, measuring, monitoring, reporting, and managing our liquidity risks. In so doing, Corporate Treasury develops and implements short- and long-term liquidity management strategies, funding plans, and liquidity stress tests, and also monitors early warning indicators. Corporate Treasury primarily monitors and manages liquidity risk at the Parent Company and Bank levels as the non-bank subsidiaries are relatively small and these subsidiaries ultimately rely upon the Parent Company as a source of liquidity in adverse environments. However,

Corporate Treasury also monitors liquidity developments in, and maintains a regular dialogue with, other legal entities within SunTrust.
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
In September 2014, the Federal Reserve published final rules with respect to LCR requirements under Regulation WW. The LCR will require banking organizations to hold unencumbered high quality, liquid assets sufficient to withstand projected cash outflows under a prescribed liquidity stress scenario. Regulation WW will be phased in as specified with the regulatory requirements and will require that we maintain an LCR above 90% beginning January 1, 2016 and 100% beginning January 1, 2017. We expect to meet or exceed LCR requirements within the regulatory timelines. At September 30, 2015, our LCR was already above the January 1, 2016 requirement of 90%.
Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. The Bank and the Parent Company borrow in the money markets using instruments such as Fed funds, Eurodollars, and CP. At September 30, 2015, the Parent Company had no CP outstanding and the Bank retained a material cash position in its Federal Reserve account. The Parent Company also retains a material cash position, in accordance with our policies and risk limits, discussed in greater detail below.
Sources of Funds. Our primary source of funds is a large, stable retail deposit base. Core deposits, predominantly made up of consumer and commercial deposits originated primarily from our retail branch network and Wholesale Banking client base, are our largest and most cost-effective source of funding. Core deposits increased to $145.3 billion at September 30, 2015, from $139.2 billion at December 31, 2014.
We also maintain access to diversified sources for both secured and unsecured wholesale funding. These uncommitted sources include Fed funds purchased from other banks, securities sold under agreements to repurchase, negotiable CDs, offshore deposits, FHLB advances, Global Bank Notes, and CP. Aggregate wholesale funding decreased to $13.3 billion at September 30, 2015 from $19.4 billion at December 31, 2014. Net short-term unsecured borrowings, which includes wholesale domestic and foreign deposits as well as Fed funds purchased, decreased to $3.4 billion at September 30, 2015, from $4.2 billion at December 31, 2014. The decrease in both wholesale funding and net short-term unsecured borrowings compared to December 31, 2014 was due to the growth in core deposits.
As mentioned above, the Bank and Parent Company maintain programs to access the debt capital markets. The Parent Company maintains a SEC shelf registration from which it may issue senior or subordinated notes and various capital securities such as common or preferred stock. Our Board has authorized the issuance of up to $5.0 billion of such securities, of which approximately $5.0 billion of issuance capacity remained available at September 30, 2015.
The Bank maintains a Global Bank Note program under which it may issue senior or subordinated debt with various terms. At September 30, 2015, the Bank retained $36.6 billion of remaining capacity to issue notes under the Global Bank Note program.
Our issuance capacity under these Bank and Parent Company programs refers to authorization granted by our Board, which is formal program capacity and not a commitment to purchase by any investor. Debt and equity securities issued under these programs are designed to appeal primarily to domestic and international institutional investors. Institutional investor demand for these securities depends upon numerous factors, including, but not limited to, our credit ratings and investor perception of financial market conditions and the health of the banking sector. Therefore, our ability to access these markets in the future could be impaired for either idiosyncratic or systemic reasons.
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
As illustrated in Table 17, Moody’s, S&P, and Fitch all assigned a “Stable” outlook on our credit ratings based on our improved earnings profile, good asset quality performance, solid liquidity profile, and sound capital position. Future credit rating downgrades are possible, although not currently anticipated given these “Stable” credit rating outlooks.

Credit Ratings and Outlook			Table 17
September 30, 2015 [1]
	Moody’s	S&P	Fitch [1]
SunTrust Banks, Inc.:
Senior debt	Baa1	BBB+	A-
Preferred stock	Baa3	BB+	BB

SunTrust Bank:
Long-term deposits	A1	A-	A
Short-term deposits	P-1	A-2	F1
Senior debt	Baal	A-	A-
Outlook	Stable	Stable	Stable
1 On October 5, 2015, Fitch announced that it had upgraded both the Parent Company and the Bank's senior debt credit ratings from "BBB+" to "A-" and short-term credit ratings from "F2" to "F1", coupled with a "Stable" rating outlook. The credit ratings in the table above reflect these updates.
Although our investment portfolio is a use of funds, we manage that investment portfolio primarily as a store of liquidity, maintaining substantially all (approximately 98%) of our securities in liquid and high-grade asset classes such as agency MBS, agency debt, and U.S. Treasury securities; nearly all of these securities qualify as high-quality liquid assets under the U.S. LCR Final Rule. At September 30, 2015, our securities AFS portfolio contained $23.5 billion of unencumbered high-quality, liquid securities at market value.
As mentioned above, we maintain contingency funding scenarios to anticipate and manage the likely impact of impaired capital markets access and other adverse liquidity circumstances. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of contingency liquidity. These sources of contingency liquidity include available cash reserves, the ability to sell, pledge, or borrow against unencumbered securities in our investment portfolio, the capacity to borrow from the FHLB system, and the capacity to borrow at the Federal Reserve Discount Window.
The following table presents period end and average balances for our contingency liquidity sources for the third quarter of 2015 and 2014. We believe these sources exceed any contingent liquidity needs measured in our contingency funding scenarios.

Contingency Liquidity Sources				Table 18

	As of		Average for the Nine Months Ended ¹
(Dollars in billions)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Excess reserves	$2.3	$5.2	$3.8	$3.2
Free and liquid investment portfolio securities	23.5	16.4	23.2	11.9
Unused FHLB borrowing capacity	19.6	12.7	14.8	14.3
Unused discount window borrowing capacity	17.0	18.0	17.4	19.5
Total	$62.4	$52.3	$59.2	$48.9
1 Average based upon month-end data, except excess reserves, which is based upon a daily average.

Parent Company Liquidity. Our primary measure of Parent Company liquidity is the length of time the Parent Company can meet its existing and certain forecasted obligations using its cash resources. We measure and manage this metric, using forecasts of both normal and adverse conditions. Under adverse conditions, we measure how long the Parent Company can meet its capital and debt service obligations after experiencing material attrition of short-term unsecured funding and without the support of dividends from the Bank or access to the capital markets. In accordance with these risk limits established by ALCO and the Board, we manage the Parent Company’s liquidity by structuring its net maturity schedule to minimize the amount of debt maturing within a short period of time. A majority of the Parent Company’s liabilities are long-term in nature, coming from the proceeds of issuances of our capital securities and long-term senior and subordinated notes. See Note 11, “Borrowings and Contractual Commitments,” to our 2014 Annual Report on Form 10-K for further information regarding Parent Company debt.
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
Other Liquidity Considerations. As presented in Table 19, we had an aggregate potential obligation of $83.5 billion to our clients in unused lines of credit at September 30, 2015. Commitments to extend credit are arrangements to lend to clients who have complied with predetermined contractual obligations. We also had $2.9 billion in letters of credit at September 30, 2015, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Approximately $690 million of these letters supported variable rate demand obligations at September 30, 2015. Unused commercial lines of credit have increased since December 31, 2014, as we continued to provide credit availability to our clients. Mortgage commitments have also increased during the first nine months of 2015 due to higher production volume.

Unfunded Lending Commitments				Table 19
	As of		Average for the Three Months Ended
(Dollars in millions)	September 30, 2015	December 31, 2014	September 30, 2015	September 30, 2014
Unused lines of credit:
Commercial	$57,208	$50,122	$55,671	$48,372
Mortgage commitments [1]	4,049	3,259	4,459	3,387
Home equity lines	10,592	10,858	10,675	10,907
CRE	3,768	3,302	3,710	2,857
Credit card	7,929	6,675	7,725	5,902
Total unused lines of credit	$83,546	$74,216	$82,240	$71,425

Letters of credit:
Financial standby	$2,740	$2,917	$2,780	$3,161
Performance standby	143	121	137	64
Commercial	27	32	30	31
Total letters of credit	$2,910	$3,070	$2,947	$3,256
1 Includes IRLC contracts with notional balances of $2.7 billion and $2.3 billion at September 30, 2015 and December 31, 2014, respectively.

Other Market Risk
Except as discussed below, there have been no other significant changes to other market risk as described in our 2014 Annual Report on Form 10-K.
MSRs are measured at fair value with a balance of $1.3 billion and $1.2 billion at September 30, 2015 and December 31, 2014, respectively, and are managed within established risk limits and monitored as part of an established governance process.
We originated MSRs with fair values at the time of origination of $68 million and $185 million for the three and nine months ended September 30, 2015, respectively, and $68 million and $137 million for the three and nine months ended September 30, 2014, respectively. Additionally, we purchased MSRs with fair values of approximately $109 million during the nine months ended September 30, 2015, and $33 million and $109 million during the three and nine months ended September 30, 2014, respectively. There were no MSR purchases during the three months ended September 30, 2015.
We recognized mark-to-market decreases in the fair value of the MSR portfolio of $198 million and $235 million during the three and nine months ended September 30, 2015, respectively, and mark-to-market decreases of $54 million and $240 million during the three and nine months ended September 30, 2014, respectively. Changes in fair value include the decay resulting from the realization of expected monthly net servicing cash flows. We recognized net losses related to MSRs, inclusive of decay and related hedges, of $47 million and $137 million for the three and nine months ended September 30, 2015, respectively, and net losses of $37 million and $99 million for the three and nine months ended September 30, 2014, respectively. Compared to the prior year periods, the increase in net losses related to MSRs was driven by higher decay in the current periods, resulting from increased prepayments due to higher refinance activity given the low interest rate environment, as well as lower net hedge performance.
OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business we engage in certain activities that are not reflected in our Consolidated Balance Sheets, generally referred to as "off-balance sheet arrangements." These activities involve unconsolidated VIEs as well as other arrangements, such as commitments and guarantees, to meet the financing needs of our customers and to support ongoing operations. Additional information regarding these types of activities is included in the "Liquidity Risk Management" and “Contractual Commitments" sections of this MD&A, Note 8, “Certain Transfers of Financial Assets and Variable Interest Entities,” and Note 12, “Guarantees,” to the Consolidated Financial Statements in this Form 10-Q, as well as in our 2014 Annual Report on Form 10-K.

CONTRACTUAL COMMITMENTS
In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on debt and lease arrangements, contractual commitments for capital expenditures, and service contracts. Except for changes noted within the “Borrowings" section of this MD&A, there have been no other material changes in our contractual commitments as described in our 2014 Annual Report on Form 10-K.

BUSINESS SEGMENTS
Table 20 presents net income/(loss) for our reportable business segments:

Net Income/(Loss) by Business Segment				Table 20
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2015	2014	2015	2014
Consumer Banking and Private Wealth Management	$207	$193	$563	$512
Wholesale Banking	231	224	740	635
Mortgage Banking	105	43	217	(23)

Corporate Other	40	181	103	379
Reconciling Items [1]	(46)	(65)	(174)	(123)
Total Corporate Other	(6)	116	(71)	256
Consolidated Net Income	$537	$576	$1,449	$1,380
1 Includes differences between net income/(loss) reported for each business segment using management accounting practices and U.S. GAAP. Prior period information has been restated to reflect changes in internal reporting methodology. See additional information in Note 16, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q.

Table 21 presents average loans and average deposits for our reportable business segments:

Average Loans and Deposits by Business Segment				Table 21
	Three Months Ended September 30
	Average Loans		Average Consumer and Commercial Deposits
(Dollars in millions)	2015	2014	2015	2014
Consumer Banking and Private Wealth Management	$40,206	$41,904	$91,016	$86,194
Wholesale Banking	67,274	63,542	51,237	43,319
Mortgage Banking	25,299	25,261	2,918	2,664
Corporate Other	58	40	55	18

	Nine Months Ended September 30
	Average Loans		Average Consumer and Commercial Deposits
(Dollars in millions)	2015	2014	2015	2014
Consumer Banking and Private Wealth Management	$40,556	$41,564	$90,935	$85,190
Wholesale Banking	67,547	61,297	49,147	42,899
Mortgage Banking	24,847	27,106	2,754	2,260
Corporate Other	50	43	33	20
See Note 16, “Business Segment Reporting,” to the Consolidated Financial Statements in this Form 10-Q for a discussion of our segment structure, basis of presentation, and internal management reporting methodologies, including the reclassification of RidgeWorth results from the Wholesale Banking segment to Corporate Other in the second quarter of 2014.

BUSINESS SEGMENT RESULTS
Nine Months Ended September 30, 2015 vs. 2014
Consumer Banking and Private Wealth Management
Consumer Banking and Private Wealth Management reported net income of $563 million for the nine months ended September 30, 2015, an increase of $51 million, or 10%, compared to the same period in 2014. The increase in net income was primarily driven by an increase in net interest income and lower provision for credit losses.
Net interest income was $2.0 billion, an increase of $72 million, or 4%, compared to the same period in 2014, primarily driven by growth in average deposit balances and improved loan spreads, partially offset by lower deposit spreads and a decline in average loan balances. Net interest income related to deposits increased $39 million, or 3%, driven by a $5.7 billion, or 7%, increase in average deposit balances. Favorable deposit mix trends continued as average deposit balances increased in all lower cost products, offsetting a $1.5 billion, or 14%, decline in average time deposits, resulting in a two basis point decline in the overall rate paid on average interest-bearing deposits. Net interest income related to loans increased $20 million, or 3%, driven by a higher loan spreads, partially offset by a $1.0 billion decrease in average loan balances. Declines in average student and indirect auto loans were driven by portfolio sales and the securitization of indirect auto loans during 2015 in addition to home equity loan attrition. These decreases were partially offset by growth in consumer direct installment loans, personal credit lines, and credit cards.
Provision for credit losses was $101 million, a decrease of $34 million, or 25%, compared to the prior year. The decrease was largely driven by lower net charge-offs related to the continuation of strong asset quality.
Total noninterest income was $1.1 billion, a decrease of $5 million compared to the same period in 2014. Decreases in services charges on deposits due to changes in client behavior and trust and investment management income due to a decline in assets under management were partially offset by gains on loan portfolio sales and higher card and retail investment income.
Total noninterest expense was $2.2 billion, an increase of $13 million, or 1%, compared to the prior year. The increase was driven by higher outside data processing expenses resulting from lower vendor credits and increases in various corporate support expenses, partially offset by decreases in staff expense and operating losses.
Wholesale Banking
Wholesale Banking reported net income of $740 million for the nine months ended September 30, 2015, an increase of $105 million, or 17%, compared to the prior year. The increase in net income was attributable to increases in net interest income and noninterest income, partially offset by an increase in the provision for credit losses.
Net interest income was $1.4 billion, an increase of $102 million, or 8%, compared to the same period in 2014, driven by increases in average loan and deposit balances, partially offset by lower loan and deposit spreads. Net interest income related to loans increased, as average loan balances grew $6.3 billion, or 10%, led by growth in C&I, CRE, and tax-exempt loans. Net interest income related to client deposits increased as average deposit balances grew $6.2 billion, or 15%, compared to the same period in 2014. Lower cost average demand deposits increased $507 million, or 2%, and average interest-bearing transaction accounts and money market accounts increased $5.9 billion, or 30%, while average CD balances declined approximately $200 million.
Provision for credit losses was $73 million, an increase of $34 million compared to the same period in 2014, driven by increases in loan balances and an increase in reserves related to oil and gas exposure.
Total noninterest income was $949 million, an increase of $121 million, or 15%, compared to the same period in 2014. The increase was attributable to lower impairment charges related to aircraft leases recognized during 2014, higher investment banking income, gains on the disposition of the majority of our remaining held-for-sale affordable housing partnership assets, and higher non-margin loan fees. These increases in income were partially offset by lower net service charges, trading revenue, and lower partnership revenue driven by the sale of affordable housing assets.
Total noninterest expense was $1.2 billion, an increase of $9 million, or 1%, compared to the prior year. The increase was primarily due to an increase in employee compensation as we continue to invest in talent to better meet our clients' needs and augment our capabilities, higher tax credit amortization expense, and outside processing expense. These increases in expense were partially offset by a decrease of $43 million in other expenses due to our strategic decision to sell certain legacy investments in affordable housing partnerships in the first quarter of 2014 that resulted in an impairment charge during 2014 and a decline in associated partnership expenses as a result of the subsequent sale of those assets.

Mortgage Banking
Mortgage Banking reported net income of $217 million for the nine months ended September 30, 2015, compared to a net loss of $23 million for the prior year. Excluding the after tax-impact of the second quarter of 2014 Form 8-K and other legacy mortgage-related items, net income increased $125 million, driven by declines in the provision for credit losses and noninterest expense, partially offset by lower net interest income.
Net interest income was $366 million, a decrease of $56 million, or 13%, compared to the prior year. The decrease was predominantly due to lower net interest income on loans and LHFS. Net interest income on loans decreased $47 million, or 14%, due to a $2.3 billion, or 8%, decrease in average loan balances and lower spreads on residential mortgages. The decline in average loans was largely driven by the sale of government-guaranteed loans during the second quarter of 2014. Additionally, net interest income on LHFS decreased $6 million due to lower spreads.
Provision for credit losses was a benefit of $61 million, resulting in a decrease of $155 million compared to the prior year. The improvement was primarily attributable to significantly improved asset quality.

Total noninterest income was $346 million, a decrease of $4 million, or 1%, compared to the prior year. The decrease was predominantly driven by lower mortgage servicing income and gains on the sale of government-guaranteed loans in the second and third quarters of 2014, partially offset by higher mortgage production income. Mortgage servicing income was $113 million, a decrease of $29 million, or 21%, driven by higher prepayments, partially offset by higher servicing fees. Total loans serviced were $149.2 billion at September 30, 2015, compared to $135.8 billion at September 30, 2014. The 10% increase was largely attributable to the purchase of MSRs during 2015. Production-related income increased $77 million compared to the prior year due to higher gain on sale revenue, a decline in the mortgage repurchase provision, and higher production-related fee income. Loan originations were $17.8 billion for the nine months ended September 30, 2015, compared to $11.7 billion for the prior year, an increase of $6.1 billion, or 52%.
Total noninterest expense was $511 million, a decline of $206 million, or 29%, compared to the prior year. The decrease was primarily attributable to a $233 million decline in operating losses driven by mortgage-related legal matters recognized during 2014. During 2015, higher mortgage production volumes resulted in increases in total staff expense and outside processing cost and credit services compared to the prior year. Additionally, total allocated costs increased $14 million year-over-year.

Corporate Other
Corporate Other net income for the nine months ended September 30, 2015 was $103 million, a decrease of $276 million, or 73%, compared to the prior year. The decrease in income was primarily due to the $105 million gain on sale of RidgeWorth in 2014, foregone associated revenue in 2015, as well as a decline in net interest income, partially offset by lower noninterest expenses.
Net interest income for the nine months ended September 30, 2015 was $105 million, a decrease of $117 million, or 53%, compared to the prior year. The decrease was primarily due to a $115 million decline in commercial loan related swap income.
Total noninterest income was $84 million, a decrease of $138 million, or 62%, compared to the prior year. The decrease was primarily due to the gain on the sale of RidgeWorth in 2014 as well as foregone trust and investment management income as a result of the sale of RidgeWorth, partially offset by higher 2015 mark-to-market valuation gains on our public debt measured at fair value and net gains on the sale of securities AFS of $21 million for the first nine months of 2015 compared to losses on the sale of securities AFS in the prior year of $11 million.
Total noninterest expense was $18 million, a decline of $77 million compared to the prior year. The decline was primarily due to forgone expenses resulting from the sale of RidgeWorth and a reduction in severance costs compared to the prior year. These declines were partially offset by the $24 million debt extinguishment loss, net of related hedges, associated with balance sheet repositioning during 2015.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See the “Enterprise Risk Management” section of the MD&A in this Form 10-Q, which is incorporated herein by reference.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) at September 30, 2015. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at September 30, 2015.
Changes in Internal Control over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Refer to the Company's 2014 Annual Report on Form 10-K for additional information.

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
Additionally, we amend the existing risk factor, “Legislation and regulation, including the Dodd-Frank Act, as well as future legislation and/or regulation, could require us to change certain of our business practices, reduce our revenue, impose additional costs on us, or otherwise adversely affect our business operations and/or competitive position,” by inserting the text below after the sixth paragraph:
The FDIC has proposed to apply an annual surcharge of 4.5 basis points on all banks with at least $10 billion in assets as a method of increasing its deposit insurance fund (DIF) reserve ratio. As proposed by the FDIC, the surcharge would apply equally to all institutions with $10 billion or more of assets, and would not differ based on the size or complexity of the institution, or the riskiness of its assets. Further, the proposed surcharge would be multiplied by our statutorily defined deposit insurance assessment base (average total assets less tangible equity) rather than just our insured deposits. The FDIC has indicated that the surtax, if enacted, would apply for approximately two years.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities:

				Table 22
	Common Stock
	Total number of shares purchased [1]	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs at period end ($ in millions)
January 1 - 31	1,298,650	$38.75	1,298,650	$122
February 1 - 28	918,400	41.20	918,400	84
March 1 - 31	655,800	41.17	655,800	—
Total during first quarter of 2015	2,872,850	40.08	2,872,850	—

April 1 - 30	4,212,832	41.54	4,212,832	700
May 1 - 31	—	—	—	700
June 1 - 30	—	—	—	700
Total during second quarter of 2015	4,212,832	41.54	4,212,832	700

July 1 - 31	4,024,321	43.49	4,024,321	525
August 1 - 31	—	—	—	525
September 1 - 30	—	—	—	525
Total during third quarter of 2015	4,024,321	43.49	4,024,321	525

Total year-to-date 2015	11,110,003	$41.87	11,110,003	$525
1 During the third quarter of 2015, no shares of SunTrust common stock were surrendered by participants in SunTrust's employee stock option plans, where participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock, which the participant already owns. SunTrust considers shares so surrendered by participants in SunTrust's employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs.

During the first quarter of 2015, the Company completed its repurchase of shares pursuant to its 2014 CCAR capital plan which the Company initially announced on March 26, 2014 and which effectively expired on March 31, 2015.
On March 11, 2015, the Company announced that the Federal Reserve had no objections to the repurchase of up to $875 million of the Company's outstanding common stock to be completed between April 1, 2015 and June 30, 2016, as part of the Company's capital plan submitted in connection with the 2015 CCAR. During each of the second and third quarters of 2015, the Company repurchased $175 million of its outstanding common stock at market value as part of this publicly announced plan. During October 2015, the Company repurchased an additional $175 million of its outstanding common stock at market value as part of this publicly announced plan.

At September 30, 2015, 13.9 million warrants remained outstanding. The Company has authority from its Board to repurchase all of these warrants; however, any such repurchase would be subject to the prior approval of the Federal Reserve through the capital planning and stress testing process.
SunTrust did not repurchase any shares of its Series A Preferred Stock Depositary Shares, Series B Preferred Stock, Series E Preferred Stock Depositary Shares, Series F Preferred Stock Depositary Shares, or warrants to purchase common stock during the first nine months of 2015, and there was no unused Board authority to repurchase any shares of Series A Preferred Stock Depositary Shares, Series B Preferred Stock, Series E Preferred Stock Depositary Shares, or the Series F Preferred Stock Depositary Shares.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

Exhibit	Description
3.1
Amended and Restated Articles of Incorporation, restated effective January 20, 2009, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed January 22, 2009, as further amended by Articles of Amendment dated December 13, 2012, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed December 20, 2012, and as further amended by Articles of Amendment dated November 6, 2014, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed November 7, 2014.

*

3.2	Bylaws of the Registrant, as amended and restated on August 11, 2015, incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q filed August 13, 2015.	*

10.1	Form of Restricted Stock Unit Award Agreement under the SunTrust Banks, Inc. 2009 Stock Plan, three-year cliff vested (enterprise level).	**

10.2	SunTrust Banks, Inc. 2009 Stock Plan, amended and restated as of August 11, 2015, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 13, 2015.	*

31.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

31.2	Certification of Corporate Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Corporate Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.1	Interactive Data File.	**

*	incorporated by reference
**	filed herewith

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNTRUST BANKS, INC.
(Registrant)

Dated:	November 6, 2015	By: /s/ Thomas E. Panther
Thomas E. Panther, Senior Vice President, Director of Corporate Finance and Controller (on behalf of the Registrant and as Principal Accounting Officer)