Form 10-K
period 2015-12-31
SUNTRUST BANKS INC
filed 2016-02-23
CIK 750556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

Commission file number 001-08918
SunTrust Banks, Inc.
(Exact name of registrant as specified in its charter)

Georgia	58-1575035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
303 Peachtree Street, N.E., Atlanta, Georgia 30308
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (800) 786-8787

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☑        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates at June 30, 2015 was approximately $22.6 billion based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the registrant has assumed that all of its directors and executive officers are affiliates.
At February 18, 2016, 504,998,347 shares of the registrant’s common stock, $1.00 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Pursuant to Instruction G of Form 10-K, information in the registrant’s Definitive Proxy Statement for its 2016 Annual Shareholder’s Meeting, which it will file with the SEC no later than April 29, 2016 (the “Proxy Statement”), is incorporated by reference into Items 10-14 of Part III of this Form 10-K.

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
CDO — Collateralized debt obligation.
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
FDIC — Federal Deposit Insurance Corporation.
Federal Reserve — Federal Reserve System.
Fed funds — Federal funds.
FFIEC — Federal Financial Institutions Examination Council.
FHA — Federal Housing Administration.
FHLB — Federal Home Loan Bank.
FICA — Federal Insurance Contributions Act.
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
IRS — Internal Revenue Service.
ISDA — International Swaps and Derivatives Association.
LCR — Liquidity coverage ratio.
LGD — Loss given default.
LHFI — Loans held for investment.
LHFS — Loans held for sale.
LIBOR — London InterBank Offered Rate.
LOCOM — Lower of cost or market.
LTI — Long-term incentive.
LTV— Loan to value.
MasterCard — MasterCard International.
MBS — Mortgage-backed securities.
MD&A — Management’s Discussion and Analysis of Financial Condition and Results of Operation.
MI — Mortgage insurance.
Moody’s — Moody’s Investors Service.
MRA — Master Repurchase Agreement.
MRM — Market Risk Management.
MRMG — Model Risk Management Group.

i

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
PPA — Personal Pension Account.
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
Visa Counterparty — A financial institution that purchased the Company's Visa Class B shares.
VOE — Voting interest entity.

ii

PART I

Item 1.	BUSINESS
General
SunTrust Banks, Inc. (“We” or “the Company”) is a leading provider of financial services, with our headquarters located in Atlanta, Georgia. Our principal subsidiary is SunTrust Bank (“the Bank”). The Company was incorporated in the State of Georgia in 1984 and  offers a full line of financial services for consumers, businesses, corporations, institutions, and not-for-profit entities, both through its branches (located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia), and through other national delivery channels. The Bank provides clients with a selection of full-, self-, and assisted-service channels, including branch, call center, Teller Connect™ machines, ATMs, internet, mobile, and tablet. Other subsidiaries provide capital markets, mortgage banking, securities brokerage, and wealth management services. At December 31, 2015, the Company had total assets of $191 billion and total deposits of $150 billion.
We operate three business segments: Consumer Banking and Private Wealth Management, Wholesale Banking, and Mortgage Banking, with our functional activities included in Corporate Other.
Additional information regarding our businesses and subsidiaries is included in the information set forth in Item 7, MD&A, as well as Note 20, “Business Segment Reporting,” to the Consolidated Financial Statements in this Form 10-K.
Regulation and Supervision
BHCs are generally limited under the BHC Act to banking, managing or controlling banks, and other activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto. The Company, a BHC, elected to become a financial holding company pursuant to the GLB Act, allowing it to engage in a broader range of activities that are (i) financial in nature or incidental to financial activities or (ii) complimentary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system in general. These expanded services include securities underwriting and dealing, insurance underwriting, merchant banking, and insurance company portfolio investment, and are subject to the Volcker Rule, Swaps Pushout Rule, and other restrictions discussed below. The Federal Reserve regulates BHCs under the BHC Act as umbrella supervisor, with residual supervisory authority over “functionally regulated” subsidiaries such as the Company's broker-dealer and investment adviser subsidiaries. The Company's non-banking subsidiaries are regulated and supervised by various other regulatory bodies. For example, STRH and STIS are broker-dealers registered with the SEC and members of FINRA. STIS is also an insurance agency registered with state insurance commissions.
As umbrella supervisor under the GLB Act's system of functional regulation, the FRB seeks to determine that financial holding companies are operating in a safe and sound manner so that their financial condition does not threaten the viability of affiliated depository institutions. Functionally regulated

Company subsidiaries, and others, are regulated directly by additional federal and state regulatory agencies with supervisory authority over the particular activities of those subsidiaries. To maintain its status as a financial holding company, the Company and its banking subsidiary must be “well capitalized” and “well managed” while maintaining at least a “satisfactory” CRA rating. In the event of noncompliance, the Federal Reserve may, among other things, limit the Company’s ability to conduct these broader financial activities or, if the deficiencies persist, may require the Company to divest the banking subsidiary. Furthermore, if the Company does not have a satisfactory CRA rating, it may not commence any new financial activities, although the Company will still be allowed to engage in activities closely related to banking.
The Bank is a FDIC insured commercial bank chartered under the laws of the State of Georgia, and is a member of the Federal Reserve System. In addition to regulation by the FRB, the Bank and the Company are regulated by the Georgia Department of Banking and Finance. Furthermore, the FDIC also has certain jurisdiction over the activities of the Bank as an insured depository institution. As a Georgia-chartered commercial bank, the Bank's powers are limited to activities permitted by Georgia and federal banking laws. Generally, the Bank may engage in all usual banking activities such as taking deposits, lending money, issuing letters of credit, currency trading, and offering safe deposit box services.
We are also subject to supervision and regulation by the CFPB as to our offering and provision of consumer financial products and services. The Dodd-Frank Act authorized the CFPB to take any action to prevent regulated entities from engaging in unfair, deceptive, or abusive activity, under federal law, in connection with any financial transaction with a consumer. The CFPB also has pursued actions against non-banking entities associated with provision of financial products.
Historically, the Company has been subject to extensive regulation as a banking organization. More recently, the financial regulatory landscape has been impacted by the 2010 Dodd-Frank Act, which was enacted following the financial crisis to restructure the financial regulatory system, restore public confidence, and to prevent another crisis from occurring.
The Dodd-Frank Act mandates are the largest set of regulatory changes in several decades, requiring hundreds of rulemakings by many agencies and coordination by multiple regulators with joint jurisdiction over the same markets and products. The Dodd-Frank Act adds substantial, new regulation in addition to expanding upon existing regulation, and many of the rulemakings have yet to be proposed or finalized. As a consequence of the Dodd-Frank Act, the FRB's supervisory objectives now include improving U.S. financial stability, safety, and soundness. Among other things, the Dodd-Frank Act implements changes that affect the oversight and supervision of financial institutions, provides for a new resolution procedure for large financial companies, created a new agency, the CFPB (responsible for implementing and enforcing compliance with consumer financial laws), introduces more stringent regulatory capital requirements and significant changes in the regulation of OTC derivatives, reforms the regulation of credit rating agencies, increases controls and transparency in corporate governance and executive compensation practices, incorporates the Volcker Rule, requires registration of advisers to certain private funds, and affects significant changes in the securitization market. Dodd-Frank Act requirements typically apply to BHCs with greater than $10 billion of consolidated assets, and the requirements increase at certain asset size thresholds (most notably, $50 billion of consolidated assets and $250 billion of consolidated assets).

Enhanced Prudential Standards
BHCs with consolidated assets of $50 billion or more are subject to enhanced prudential standards and capital requirements. The Dodd-Frank Act directs the FRB to establish heightened prudential standards for: (i) risk-based capital requirements and leverage limits, (ii) liquidity risk management requirements, (iii) overall risk management requirements, (iv) stress tests, (v) resolution planning, (vi) credit exposure and concentration limits, and (vii) early remediation actions that must be taken under certain conditions in the early stages of financial distress.
In February 2014, the FRB adopted a final rule implementing the liquidity and risk management requirements as enhanced prudential standards, imposing requirements for greater supervision and oversight of liquidity and general risk management by boards of directors and incorporating capital planning and stress testing requirements. In addition, the rule requires publicly traded U.S. BHCs with total consolidated assets of $10 billion or more to establish enterprise-wide risk committees. The liquidity risk management requirements are in addition to those imposed by the LCR rule. The FRB has yet to adopt rules regarding single counterparty exposure limits and early remediation.

Enhanced Capital Standards
In July 2013, the U.S. banking regulators promulgated final rules substantially implementing the Basel III capital framework and various Dodd-Frank Act provisions (the “Capital Rules”). The Capital Rules increased regulatory capital requirements of U.S. banking organizations in a manner that more closely reflected risk exposures, and brought the regulatory capital framework into compliance with Basel III. The Capital Rules revise the level at which the Bank becomes subject to corrective action as described in the “prompt corrective action” section below. Furthermore, in association with the “Collins” amendment to the Dodd-Frank Act, the federal banking regulators must impose a generally applicable leverage capital ratio regardless of institution size. The Collins Amendment also phased out certain “hybrid” capital elements from Tier 1 capital treatment. The Company became subject to the Capital Rules on January 1, 2015. Certain Capital Rule requirements will commence or be phased in over several years.
The Capital Rules introduce a new capital measure, CET1, which (i) specifies that Tier 1 capital consists of CET1 and additional Tier 1 capital instruments satisfying particular requirements, (ii) requires that most adjustments to regulatory capital measurements be made to CET1 rather than to the other capital components, and (iii) changes the scope of adjustments.

The Capital Rules require:

•	a minimum CET1 capital ratio of 4.5%

•	a Tier 1 capital ratio, with a numerator consisting of the sum of CET1 and “additional Tier 1 capital” instruments meeting specified requirements, of 6.0%

•	a total capital ratio, with a numerator consisting of the sum of Tier 1 capital (CET1 and additional Tier 1 capital ) and Tier 2 capital, of 8.0%

•
a 2.5% “capital conservation buffer,” phased-in starting January 1, 2016, which is added to the CET1, Tier 1, and Total capital ratios, effectively increasing CET1, Tier 1, and Total capital to 7.0%, 8.5%, and 10.5%, respectively by 2019

•	a minimum Tier 1 leverage ratio of 4.0%
The Capital Rules further provide for a significant increase to capital charges for certain commercial real estate loans determined to be “high volatility real estate exposures” that would apply, subject to certain exceptions, to a large array of commercial real estate loans, including small business loans, and owner-occupied business properties. The Capital Rules also require certain institutions to include unrealized gains and losses on securities AFS, accumulated gains and losses on cash flow hedges, and AOCI related to defined benefit plans in the calculation of CET1. An exception is provided for banks with consolidated assets of less than $250 billion that make a one-time election to exclude AOCI from the capital ratio calculations. The Company has made this election.
CET1, additional Tier 1 and Tier 2 capital are each respectively defined by various specific criteria. For most banking organizations the only security that qualifies as CET1 is voting common stock, or its close equivalent. The most broadly issued security qualifying as additional Tier 1 capital is noncumulative perpetual preferred stock, or its close equivalent. Tier 2 capital may include other securities issued by banking organizations such as subordinated debt, cumulative preferred stock, or term preferred stock. In limited circumstances, and subject to various restrictions, certain minority interests in bank subsidiaries and other operating subsidiaries may be included as Tier 1 or Tier 2 capital.
The capital conservation buffer is a buffer above the minimum levels designed to ensure that banks remain well-capitalized even in adverse economic scenarios. Restrictions on capital distributions, share repurchases and redemptions, and discretionary bonus payments to executive officers are imposed on banks that are unable to sustain this buffer above the minimum CET1, Tier 1, and Total capital ratios.
See additional discussion of Basel III in the "Capital Resources" section of Item 7, MD&A, in this Form 10-K.

Mandatory Liquidity Coverage Ratio (“LCR”); Net Stable Funding Ratio (“NSFR”)
In September 2014, the FRB, OCC, and the FDIC approved rulemaking that established, for the first time, a quantitative minimum LCR for large, internationally active banking organizations, and a less stringent LCR (“modified LCR”) for BHCs with less than $250 billion in total assets, such as the Company. The LCR requires a banking entity to maintain sufficient liquidity to withstand an acute 30-day liquidity stress scenario. The LCR became effective for the Company on January 1, 2016, with a minimum requirement of 90% of high-quality, liquid assets to total net cash outflows, and full compliance of 100% is required by January 1, 2017. Banking organizations subject to the modified LCR are subject to monthly reporting requirements. In November 2015, the FRB issued a proposed rule that would require bank holding companies subject to the LCR to publicly disclose on a quarterly basis quantitative and qualitative information regarding their respective LCR calculations. As proposed, the Company would become subject to this reporting obligation in July, 2017.
In October 2014, the BCBS finalized an NSFR framework, which is designed to promote a structurally sound long-term funding profile by requiring banking organizations to maintain a stable funding profile in relation to the composition of their assets and off-balance sheet activities. U.S. banking agencies have confirmed their commitment to adopting an NSFR for U.S. banks; however, the timing for publication of a Notice of Proposed Rulemaking for the NSFR remains unclear.

Capital Planning; Stress Testing
Pursuant to Dodd-Frank Act mandate, BHCs are subject to requirements for company-run stress tests, and to supervisory stress testing by the FRB. BHCs with more than $10 billion in total consolidated assets must conduct an annual company-run stress test, and those with total consolidated assets exceeding $50 billion must conduct an additional mid-cycle stress test. For company-run stress tests, BHCs use the same planning horizon, capital action assumptions, and scenarios as those used in the supervisory stress test. Stress testing is designed to assess the effectiveness of covered companies’ capital adequacy processes to determine whether the covered companies’ capital is sufficient to absorb losses during stressful conditions, while meeting obligations to creditors and counterparties, and, to the extent applicable, continuing to serve as credit intermediaries. The Company also is subject to supervisory stress testing requirements under the FRB's Capital Plan Rule which the FRB implements as part of its CCAR process. The Company is required to publish a summary of the results of its annual stress test and the FRB publishes the results of the stress testing under adverse and severely adverse scenarios.
The FRB initiated CCAR in late 2010 to incorporate the forward-looking capital assessment provided by stress testing into the supervisory evaluation of capital adequacy. CCAR is a broad supervisory program that includes supervisory stress testing and assesses a covered company’s practices for determining capital needs, including its risk measurement and management practices, capital planning and decision-making, and associated internal controls and governance.
The Capital Plan Rule finalized in late 2011, requires a U.S. BHC with consolidated assets of $50 billion or more to develop and maintain a capital plan which is reviewed and approved by its board of directors or committee thereof. Capital plans are intended to allow the FRB to assess the BHC’s systems and processes incorporating forward-looking projections of assets and liabilities, revenues and losses, and to monitor and maintain their internal capital adequacy, on a quantitative and qualitative basis. Under the Capital Plan Rule, each capital plan must address, among other capital actions, projected capital ratios under stress scenarios, planned dividends and other capital distributions, and share repurchases over a minimum nine month planning horizon. In September 2013, the FRB issued a final rule specifying how these large bank holding companies should incorporate the U.S. Basel III capital standards into their capital plans and Dodd-Frank Act company-run stress tests. Prior to executing a capital plan, non-objection notification must be received from the FRB. If the FRB objects to our capital plan, the Company may not make certain capital distributions until the FRB's non-objection to the distribution is received.

Regulatory Regime for Swaps
The Dodd-Frank Act imposed a new comprehensive regulatory regime for the OTC swaps market, aimed at increasing transparency and reducing systemic risk in the derivatives markets, including requirements for central clearing, exchange trading, capital, margin, reporting, and recordkeeping. The Dodd-Frank Act requires that certain swap dealers register with one or both of the SEC and CFTC, depending on the nature of the swaps business engaged. The Bank provisionally registered with the CFTC as a swaps dealer, subjecting the Bank to new requirements under this regulatory regime including trade reporting and record keeping requirements, business conduct requirements (including daily valuations, disclosure of material risks associated with swaps and disclosure of material incentives and conflicts of interest), mandatory clearing and exchange trading requirements for certain standardized swaps designated by the CFTC, and increased capital requirements established by the FRB. The Company’s derivatives business involving uncleared swaps is expected to become subject to margin requirements established by the FRB in excess of current market practice.

Resolution Planning
BHCs with total consolidated assets of $50 billion or more must submit resolution plans to the FRB and FDIC addressing the company's strategy for rapid and orderly resolution in case of material financial distress or failure. In September 2011, these agencies issued a joint final resolution plan rule implementing this requirement. The FDIC issued a separate such rule applicable to insured depository institutions of $50 billion or more in total assets. Subsequently, the FDIC issued guidance expanding the extent of information required to satisfy the FDIC rule.
The agencies have widely promoted resolution plans as core elements of reforms intended to mitigate risks to the U.S. financial system, and to end the “too big to fail” status of the largest financial institutions. Covered institutions must file their resolution plans annually, regardless of the financial condition or nature of operations of the institution. Preparation and review of these resolution plans is a major undertaking for covered financial institutions. If a plan is not approved, the Company and the Bank may be restricted in expansionary activities, or subjected to more stringent capital, leverage, or liquidity requirements. The Company and the Bank submitted their latest resolution plan to the FRB and FDIC in December 2015.

Deposit Insurance
The Bank’s depositors are insured by the FDIC up to the applicable limits, which is currently $250,000 per account ownership type. The FDIC provides deposit insurance through the DIF, which the FDIC maintains by assessing depository institutions, including the Bank, an insurance premium. The Dodd-Frank Act changed the statutory regime governing the DIF.

The FDIC redefined the assessment base used to calculate deposit insurance premiums as the depository institution's average consolidated assets minus tangible equity, instead of the previous deposit-based assessment base. The determination of premium rate includes a variety of capital and supervisory factors that translate into a complex “scorecard” for each institution. Additionally, by September 30, 2020, the FDIC must increase the amount in the deposit insurance fund to 1.35% of insured deposits, impose a premium on banks to reach this goal, and offset the effect of assessment increases for institutions with less than $10 billion in total consolidated assets. In November 2015, the FDIC issued a proposed rule to address this surcharge on banks, by collecting those premiums from banks with more than $10 billion in consolidated assets, potentially effective at some point during 2016.

Source of Strength
FRB policy requires BHCs to act as a source of financial strength to each subsidiary bank, and to commit resources to support each subsidiary. This policy was codified in the Dodd-Frank Act, though no regulations have been proposed to define the scope of this financial support.

Anti-Money Laundering (“AML”), PATRIOT ACT; OFAC Sanctions
Anti-money laundering measures and economic sanctions have long been a matter of regulatory focus in the U.S. The Currency and Foreign Transactions Reporting Act of 1970, commonly referred to as the "Bank Secrecy Act" or "BSA," requires U.S. financial institutions to assist U.S. government agencies to detect and prevent money laundering by imposing various reporting and recordkeeping requirements on financial institutions. Passage of the Patriot Act renewed and expanded this focus, extending greatly the breadth and depth of anti-money laundering measures required under the BSA. The Patriot Act requires all financial institutions to establish certain anti-money laundering compliance and due diligence programs, including enhanced due diligence policies, procedures, and controls for certain types of relationships deemed to pose heightened risks. In cooperation with federal banking regulatory agencies, the Financial Crimes Enforcement Network ("FinCEN") is responsible for implementing, administering, and enforcing BSA compliance.
Federal banking regulators and FinCEN continue to emphasize their expectation that financial institutions establish and implement robust BSA/AML compliance programs. Consistent with this supervisory emphasis, in August 2014, FinCEN issued an advisory stressing its expectations for financial institutions’ BSA/AML compliance programs, including specific governance, staffing and resource allocation, and testing and monitoring requirements. Furthermore, FinCEN proposed a rule that would require financial institutions to obtain beneficial ownership information from all legal entities with which they conduct business.
OFAC has primary responsibility for administering and enforcing economic and trade sanctions, which are broad-based measures, derived from U.S. foreign policy and national security objectives. These sanctions are imposed on designated foreign countries and persons, terrorists, international narcotics traffickers, and persons involved in activities relating to proliferation of weapons of mass destruction. While the sanctions laws are separate from the BSA and AML laws, these regimes overlap in purpose. All U.S. persons must comply with U.S. sanctions laws. The Company must ensure that its operations, including its provision of services to clients, are designed to ensure compliance with U.S. sanctions laws. Among other things, the Company must block accounts of, and transactions with, sanctioned persons, and report blocked transactions after their occurrence.
Over the past several years, federal banking regulators, FinCEN, and OFAC have increased supervisory and enforcement attention on U.S. anti-money laundering and sanctions laws, as evidenced by a significant increase in enforcement activity, including several high profile enforcement actions. Several of these actions have addressed violations of AML laws, U.S. sanctions laws, or both, resulting in instances in the imposition of substantial civil monetary penalties. In both the BSA/AML and sanctions areas, enforcement actions have increasingly focused on publicly identifying individuals and holding those individuals, including compliance officers, accountable for deficiencies in BSA/AML compliance programs. State attorneys general and the DOJ have also pursued enforcement actions against banking entities alleged to have willfully violated AML and U.S. sanctions laws.

Consumer Financial Protection
The CFPB, established by the Dodd-Frank Act, has broad rulemaking, supervisory, and enforcement powers under various federal consumer financial protection laws. Furthermore, the CFPB is authorized to engage in consumer financial education, track consumer complaints, request data, and promote the availability of financial services to under-served consumers and communities. The CFPB has primary examination and enforcement authority over institutions with assets of $10 billion or more. We are subject to a number of federal and state consumer protection laws enforced primarily by the CFPB, which extensively regulates our relationships with customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, and these laws’ respective state-law counterparts. The Company also is subject to state usury laws and state laws regarding unfair and deceptive acts and practices. Violations of applicable consumer protection laws can result in significant liability from litigation brought by customers, including actual damages, restitution, and attorneys’ fees. In addition, federal bank regulators, state attorneys general, and state and local consumer protection agencies may pursue remedies, such as imposition of regulatory sanctions and penalties, restrictions on expansionary activities, and requiring customer rescission rights.

Prompt Corrective Action
The federal banking agencies have broad powers with which to require companies to take prompt corrective action to resolve problems of insured depository institutions that do not meet minimum capital requirements. The law establishes five capital categories for this purpose: (i) well-capitalized, (ii) adequately capitalized, (iii) undercapitalized, (iv) significantly undercapitalized, and (v) critically undercapitalized. The Capital Rules amended the thresholds in the prompt corrective action framework to reflect the higher capital ratios required in the Capital Rules. Under the Capital Rules, to be considered well-capitalized, an institution generally must have risk-based Total capital and Tier 1 capital ratios of at least 10% and 6%, respectively, and must not be subject to any order or written directive to meet and maintain a specific capital level for any capital measure. While the prompt corrective action rules apply to banks and not BHCs, the FRB is authorized to take actions at the holding company level. The banking regulatory agencies are required to take mandatory supervisory actions, and have the discretion to take other actions, as to insured depository institutions in the three undercapitalized categories, the severity of which depends on the assigned capital category. For example, an insured depository institution is generally prohibited from paying dividends or making capital distributions if it would be undercapitalized as a result. An undercapitalized institution must submit a capital restoration plan, which must be guaranteed up to certain amounts by its parent holding company. Significantly undercapitalized institutions may be subject to various requirements and restrictions, such as mandates to sell voting stock, reduce total assets, and receipt of correspondent bank deposits. Critically undercapitalized institutions are subject to appointment of a receiver or conservator.

Volcker Rule
Through the “Volcker Rule,” the Dodd-Frank Act amends the BHC Act by generally prohibiting a banking entity from engaging in proprietary trading and investing in or sponsoring a private equity or hedge fund. The term “banking entity” covers insured depository institutions, their holding companies, and certain other entities and their affiliates. There are limited exceptions to the prohibition on proprietary trading, such as trading in certain U.S. government or agency securities, engaging in certain underwriting or market-making activities, and certain hedging activities. All permitted activities are subject to applicable federal or state laws, restrictions or limitations that may be imposed by the regulator, including capital and quantitative limitations as well as diversification requirements, and must not, among other things, pose a threat to the safety and soundness of the banking entity or the financial stability of the U.S. Further, the Volcker Rule's anti-evasion authority grant to the regulatory agencies requires them to impose extensive internal controls and recordkeeping requirements on banking organizations to ensure their compliance with the Volcker Rule.

Branching
The Dodd-Frank Act relaxed existing interstate branching restrictions by modifying the federal statute governing de novo interstate branching by state member banks. Consequently, a state member bank may open its initial branch in a state outside of the bank’s home state by way of an interstate bank.

Restrictions on Affiliate Transactions
There are limits and restrictions on transactions in which the Bank and its subsidiaries may engage with the Company and other Company subsidiaries. Sections 23A and 23B of the Federal Reserve Act and FRB's Regulation W, among other things, governs terms and conditions and limits the amount of extensions of credit, and the amount of collateral required to secure extensions of credit by the Bank and its subsidiaries to the Company and other Company subsidiaries, and limits purchases of assets by the Bank and its subsidiaries from the Company and other Company subsidiaries. The Dodd-Frank Act significantly enhanced and expanded the scope and coverage of the limitations imposed by Sections 23A and 23B, specifically, by including derivative transactions as credit extensions subject to Section 23A and 23B. Furthermore, the Dodd-Frank Act requires that conforming collateral be maintained for the duration of covered transactions, rather than only at the time of the transaction. The FRB has increased its scrutiny of Regulation W transactions, and has supported its supervision over Regulation W compliance with information received through the resolution planning process. The FRB has yet to amend Regulation W or provide guidance in light of the Dodd-Frank Act's changes to Sections 23A and 23B of the Federal Reserve Act.

Interchange Rules; “Durbin Amendment”
The Dodd-Frank Act, through a provision known as the “Durbin Amendment,” required the FRB to establish a cap on the interchange fees that merchants pay banks for electronic clearing of debit transactions. In 2011, the FRB issued final rules that significantly limit the amount of interchange fees a Company may charge for electronic debit transactions.

Incentive Compensation
In 2010, the FRB and other regulators jointly published final guidance for structuring incentive compensation arrangements at financial organizations. The guidance does not set forth any formulas or pay caps, but contains certain principles which companies are required to follow with respect to employees and groups of employees that may expose the company to material amounts of risk. The three primary principles are: (i) balanced risk-taking incentives, (ii) compatibility with effective controls and risk management, and (iii) strong corporate governance. The FRB will monitor compliance with this guidance as part of its safety and soundness oversight.
Privacy and Cyber-security
We are subject to many U.S. federal, state, and international laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of our customers. The GLB Act requires us to periodically disclose our privacy policies and practices relating to sharing such information and permits retail customers to opt out of the Company’s ability to share information with unaffiliated third parties under certain circumstances. Other laws and regulations, at both the federal and state level, impact our ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. The GLB Act also requires banking institutions to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures, for the protection of personal and confidential information, are in effect across all businesses and geographic locations.

Acquisitions
Our ability to grow through acquisitions is limited by various regulatory approval requirements. The FRB's prior approval is required if we wish to (i) acquire all, or substantially all, of the assets of any bank, (ii) acquire direct or indirect ownership or control of more than 5% of any class of voting securities of any bank or thrift, or (iii) merge or consolidate with any other BHC.
The BHC Act enumerates the factors the FRB must consider when reviewing the merger of BHCs, the acquisition of banks, or the acquisition of voting securities of a bank or BHC. These factors include the competitive effects of the proposal in the relevant geographic markets, the financial and managerial resources and future prospects of the companies and banks involved in the transaction, the effect of the transaction on the financial stability of the United States, the organizations’ compliance with anti-money laundering laws and regulations, the convenience and needs of the communities to be served, and the records of performance, under the CRA, of the insured depository institutions involved in the transaction. In addition, in cases involving interstate bank acquisitions, the FRB must consider the concentration of deposits nationwide and in certain individual states. Under the Dodd-Frank Act, a BHC is generally prohibited from merging, consolidating with, or acquiring, another company if the resulting company’s liabilities upon consummation would exceed 10% of the aggregate liabilities of the U.S. financial sector, including the U.S. liabilities of foreign financial companies.

Competition
The Company faces competition from domestic and foreign lending institutions and numerous other providers of financial services. The Company competes using a client-centered model that focuses on high quality service, while offering a broad range of products and services. We believe this approach better positions us to increase loyalty and expand existing relationships, while attracting new customers. Furthermore, the Company maintains a strong presence within select markets, thereby enhancing its competitive position. While the Company believes it is well positioned within the highly competitive industry, the industry could become even more competitive as a result of legislative, regulatory, economic, and technological changes, as well as continued consolidation. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to many of the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and with lower cost and capital structures. However, non-banking financial institutions may not have the same access to deposit funds or government programs and, as a result, those non-banking financial institutions may elect, as some have done, to become financial holding companies to gain such access. Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions, which could further alter the competitive environment in which the Company conducts business.

Employees
At December 31, 2015, the Company had 24,043 full-time equivalent employees. None of the domestic employees within the Company are subject to a collective bargaining agreement. Management considers its employee relations to be in good standing.

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
The Bank's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on the Company's website at www.suntrust.com, in the Investor Relations section, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Furthermore, within the Investor Relations section, the Bank makes available, under the heading Governance its: (i) codes of ethics for the Board, senior financial officers, and employees, (ii) its Corporate Governance Guidelines, and (iii) the charters of SunTrust Board committees. Reports filed or furnished to the SEC are available at www.sec.gov.
The Company's 2015 Annual Report on Form 10-K is being distributed to shareholders in lieu of a separate annual report containing financial statements of the Company and its consolidated subsidiaries.

Item 1A.	RISK FACTORS
The risks described in this Form 10-K are not the only risks we face. Additional risks that are not presently known or that we deem to be immaterial also may have a material adverse effect on our financial condition, results of operations, business, and prospects.

Regulatory Risks

Current and future legislation and regulation could require us to change our business practices, reduce revenue, impose additional costs, or otherwise adversely affect business operations or competitiveness.
As a financial institution, we are subject to extensive state and federal regulation in the U.S. and in those jurisdictions outside of the U.S. where we conduct certain limited operations. The rules and regulations enacted under the Dodd-Frank Act have expanded this regulation. Increased supervision, reporting, and significant existing and proposed legislation and regulatory requirements limit the manner in which we do business. This rigorous regulatory framework may restrict our ability to compete in our current businesses; to engage in new or expanded business; to offer certain products and services; reduce or limit our revenue; subject us to increased and additional fees, assessments, or taxes; and otherwise adversely affect our business and operations. Our failure to comply with the laws, regulations, and rules governing our business may result in fines, sanctions, and damage to reputation. Moreover, U.S. government officials have shown willingness to bring criminal actions against financial institutions, and criminal pleas associated with such actions can preclude a financial institution from engaging in certain business operations or offering certain products and services. Certain regulators have been requiring admissions of wrongdoing by financial institutions in connection with settlement of enforcement actions. These enforcement trends increase exposure of financial institutions to civil litigation and reputation damage, leading to potential loss of customers.
As the focus of financial services regulation is the protection of depositors, FDIC funds, consumers, and the banking system as a whole, and not protection of shareholders, this regulation may be adverse to shareholder interests.
Legislation or regulation also may impose unexpected or unintended consequences, the impact of which is difficult to predict. In particular, recent rulemaking under the Dodd-Frank Act includes new areas of regulation for which guidance is still being developed. Other additional regulation that may be adopted could have a material adverse effect on our business operations, income, and competitive position, and other negative consequences.
For more detailed information regarding the regulatory framework to which we are subject, and a discussion of key aspects of the Dodd-Frank Act, see the “Government Regulation and Supervision” section in Item 1 of this Form 10-K.
We are subject to increased capital adequacy and liquidity requirements and our failure to meet these would adversely affect our financial condition.
We, together with our banking subsidiary and broker-dealer subsidiaries, must satisfy various and substantial capital and liquidity requirements, subject to qualitative and quantitative review and assessment by our regulators. Regulatory capital and liquidity requirements limit how we use our capital, and can restrict our ability to pay dividends or to make stock repurchases.

Market Risks

The fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings.
The Federal Reserve regulates the supply of money and credit in the U.S. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect our net interest margin. They can also materially decrease the value of financial assets we hold, such as debt securities and MSRs. Federal Reserve policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans, or could adversely create asset bubbles which result from prolonged periods of accommodative policy, and which in turn result in volatile markets and rapidly declining collateral values. Changes in Federal Reserve policies are beyond our control and difficult to predict; consequently, the impact of these changes on our activities and results of operations is difficult to predict. Also, potential new taxes on corporations generally, or on financial institutions specifically, would adversely affect our net income.
Our financial results have been, and may continue to be, materially affected by general economic conditions, and a deterioration of economic conditions or of the financial markets may materially adversely affect our lending and other businesses and our financial results and condition.
We generate revenue from the interest and fees we charge on the loans and other products and services we provide, and a substantial amount of our revenue and earnings come from the net interest income and fee income that we earn from our consumer, wholesale, and mortgage banking businesses. These businesses have been, and may continue to be, materially affected by the state of the U.S. economy. Although the U.S. economy has continued to gradually improve from severely depressed levels during the last economic recession, economic growth has been uneven. In addition, financial uncertainty stemming from low oil and commodity prices, a strong U.S. dollar, U.S. debt and budget matters, significant central bank stimulus, persistent low interest rates in the U.S. and negative interest rates in some countries, geopolitical turmoil, and deceleration of economic activity in other large countries, as well as the uncertainty surrounding financial regulatory reform, have impacted and may continue to impact the continuing global economic recovery.
For example, a small portion of our loans are made to energy-related firms and, to the extent oil prices remain low, they will be less able to meet their loan obligations. A prolonged period of slow growth in the U.S. economy or in any regional markets that we serve, any deterioration in economic conditions or the financial markets resulting from the above matters, or any other events or factors that may disrupt or dampen the global economic recovery, could materially adversely affect our financial results and condition. Also, adverse economic conditions in Europe or other markets may have a contagion effect, thereby impacting us or our clients in the U.S.
Further, if unemployment levels increase or if home prices decrease, we would expect to incur higher charge-offs and provision expense from increases in our allowance for credit losses. These conditions may adversely affect not only consumer loan performance but also C&I and CRE loans, especially for those businesses that rely on the health of industries or properties that may suffer from deteriorating economic conditions. The ability of these borrowers to repay their loans may be reduced, causing us to incur higher credit losses.
A deterioration in business and economic conditions may also erode consumer and investor confidence levels and/or result in a lower demand for loans by creditworthy customers, potentially reducing our interest income. It also could adversely affect financial results for our fee-based businesses, including our wealth management, investment advisory, trading, and investment banking businesses. We earn fee income from managing assets for others and providing brokerage and other investment advisory and wealth management services. Because investment management fees are often based on the value of assets under management, a decrease in the market prices of those assets could reduce our fee income. Changes in stock market prices could affect the trading activity of investors, reducing commissions and other fees we earn from our brokerage business. Poor economic conditions and volatile or unstable financial markets also can adversely affect our capital markets-related businesses.

Changes in market interest rates or capital markets could adversely affect our revenue and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity.
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices, and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and MVE to adverse movements in interest rates, is our primary market risk, and mainly arises from the nature of the loans on our balance sheet. We are also exposed to market risk in our trading instruments, AFS investment portfolio, MSRs, loan warehouse and pipeline, and debt and brokered deposits measured at fair value. ALCO meets regularly and is responsible for reviewing our open positions and establishing policies to monitor and limit exposure to market risk. The policies established by ALCO are reviewed and approved by our Board. See additional discussion of changes in market interest rates in the "Market Risk Management” section of Item 7, MD&A, in this Form 10-K.
Given our business mix, and the fact that most of our assets and liabilities are financial in nature, we tend to be sensitive to market interest rate movements and the performance of the financial markets. In addition to the impact of the general economy, changes in interest rates or in valuations in the debt or equity markets could directly impact us in one or more of the following ways:

•	The yield on earning assets and rates paid on interest-bearing liabilities may change in disproportionate ways;

•	The value of certain on-balance sheet and off-balance sheet financial instruments that we hold could decline;

•	The value of our pension plan assets could decline, thereby potentially requiring us to further fund the plan; or

•	To the extent we access capital markets to raise funds to support our business, such changes could affect the cost of such funds or the ability to raise such funds.
Our net interest income is the interest we earn on loans, debt securities, and other assets we hold less the interest we pay on our deposits, long-term and short-term debt, and other liabilities. Net interest income is a function of both our net interest margin (the difference between the yield we earn on our earning assets and the interest rate we pay for deposits and our other sources of funding) and the amount of earning assets we hold. Changes in either our net interest margin or the amount of earning assets we hold could affect our net interest income and our earnings. Changes in interest rates can affect our net interest margin. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. When interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract.
The amount and type of earning assets we hold can affect our yield and net interest margin. We hold earning assets in the form of loans and investment securities, among other assets. As noted above, if economic conditions deteriorate, we may see lower demand for loans by creditworthy customers, reducing our interest income. In addition, we may invest in lower yielding investment securities for a variety of reasons.
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
We may not hedge all of our interest rate risk. There is always the risk that changes in interest rates could reduce our net interest income and our earnings in material amounts, especially if actual conditions turn out to be materially different than what we assumed. For example, if interest rates rise or fall faster than we assumed or the slope of the yield curve changes, we may experience net interest margin compression and/or incur significant valuation losses on debt securities we hold as investments. To reduce our interest rate risk, we may rebalance our investment and loan portfolios, refinance our debt, and take other strategic actions. We may incur losses when we take such actions. For additional information, see the “Enterprise Risk

Management” and "Net Interest Income/Margin" sections of the MD&A in this Form 10-K.

Our earnings may be affected by volatility in mortgage production and servicing revenues, and by changes in carrying values of our MSRs and mortgages held for sale due to changes in interest rates.
We earn revenue from originating mortgage loans and fees for servicing mortgage loans. When rates rise, the demand for mortgage loans usually tends to fall, reducing the revenue we receive from loan originations (mortgage production revenue).
Changes in interest rates can affect prepayment assumptions and thus the fair value of our MSRs. An MSR is the right to service a mortgage loan-collect principal, interest and escrow amounts-for a fee. When interest rates fall, borrowers are usually more likely to prepay their mortgage loans by refinancing them at a lower rate. As the likelihood of prepayment increases, the fair value of our MSRs can decrease. Each day we evaluate the fair value of our MSRs and any related hedges, and any net decrease in the fair value reduces the fair value of the MSR asset and related hedge instruments, which in turn reduce earnings in the period in which the decrease occurs.
Similarly, we measure at fair value mortgages held for sale for which an active secondary market and readily available market prices exist. Similar to other interest-bearing securities, the value of these mortgages held for sale may be adversely affected by changes in interest rates. For example, if market interest rates increase relative to the yield on these mortgages held for sale and other interests, their fair value may fall. We may not hedge this risk, and even if we do hedge the risk with derivatives and other instruments, we may still incur significant losses from changes in the value of these mortgages held for sale and other interests or from changes in the value of the hedging instruments. For additional information, see “Enterprise Risk Management-Other Market Risk” and “Critical Accounting Policies” in the MD&A, and Note 9, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements in this Form 10-K.
We use derivatives to hedge the risk of changes in the fair value of the MSR, exclusive of decay. The hedge may not be effective and may cause volatility, or losses, in our mortgage servicing income. Also, we typically use derivatives and other instruments to hedge our mortgage banking interest rate risk. We generally do not hedge all of our risk, and we may not be successful in hedging any of the risk. Hedging is a complex process, requiring sophisticated models and constant monitoring and re-balancing. We may use hedging instruments tied to U.S. Treasury rates, LIBOR or Eurodollars that may not perfectly correlate with the value or income being hedged. We could incur significant losses from our hedging activities. There may be periods where we elect not to use derivatives and other instruments to hedge mortgage banking interest rate risk. For additional information, see Note 17, “Derivative Financial Instruments,” to the Consolidated Financial Statements in this Form 10-K.

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
Credit Risks

We are subject to credit risk.
When we lend money, commit to lend money or enter into a letter of credit or other contract with a counterparty, we incur credit risk, which is the risk of losses if our borrowers do not repay their loans or if our counterparties fail to perform according to the terms of their contracts. A number of our products expose us to credit risk, including loans, leveraged loans, leases and lending commitments, derivatives, trading assets, insurance arrangements with respect to such products, and assets held for sale. The credit quality of our portfolio can have a significant impact on our earnings. We estimate and establish reserves for credit risks and credit losses inherent in our credit exposure (including unfunded credit commitments). This process, which is critical to our financial results and condition, requires difficult, subjective, and complex judgments, including about how economic conditions might impair the ability of our borrowers to repay their loans. As is the case with any such assessments, there is always the chance that we will fail to identify the proper factors or that we will fail to accurately estimate the impacts of factors that we do identify.
We might underestimate the credit losses inherent in our loan portfolio and have credit losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions, including falling real estate or commodity prices and higher unemployment, or other factors such as changes in borrower behavior. As an example, borrowers may discontinue making payments on their real estate-secured loans if the value of the real estate is less than what they owe, even if they are still financially able to make the payments.
Also, to the extent we increase our consumer credit portfolio, we may be subject to greater risk than we have experienced in the past since such loans typically are unsecured and may be subject to greater fraud risk to the extent such loans are originated online.
While we believe that our allowance for credit losses was adequate at December 31, 2015, there is no assurance that it will be sufficient to cover all incurred credit losses, especially if economic conditions worsen. In the event of significant deterioration in economic conditions, we may be required to increase reserves in future periods, which would reduce our earnings and potentially capital. For additional information, see the “Risk Management-Credit Risk Management” and “Critical Accounting Policies-Allowance for Credit Losses” sections of the MD&A in this Form 10-K.

We may have more credit risk and higher credit losses to the extent that our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral.
Our credit risk and credit losses can increase if our loans are concentrated in borrowers engaged in the same or similar activities or in borrowers who as a group may be uniquely or disproportionately affected by economic or market conditions. Deterioration in economic conditions, housing conditions, or real estate values in the markets in which we operate could result in materially higher credit losses. For additional information, see the “Loans,” “Allowance for Credit Losses,” “Risk Management-Credit Risk Management” and “Critical Accounting Policies-Allowance for Credit Losses” sections in the MD&A and Notes 6 and 7, “Loans” and “Allowance for Credit Losses,” to the Consolidated Financial Statements in this Form 10-K.
Liquidity Risks

We rely on the mortgage secondary market and GSEs for some of our liquidity.
We sell most of the mortgage loans that we originate to reduce our credit risk and to provide funding for additional loans. We rely on GSEs to purchase loans that meet their conforming loan requirements. Investor demand for nonconforming loans has fallen sharply, resulting in decreased origination of non-conforming loans which reduces our revenue. When we retain a loan not only do we keep the credit risk of the loan but we also do not receive any sale proceeds that could be used to generate new loans. A persistent lack of liquidity could limit our ability to fund and thus originate new mortgage loans, reducing the fees we earn from originating and servicing loans. In addition, we cannot provide assurance that GSEs will not materially limit their purchases of conforming loans due to capital constraints or change their criteria for conforming loans (e.g., maximum loan amount or borrower eligibility). Proposals have been presented to reform the housing finance market in the U.S., including the role of the GSEs in the housing finance market. The extent and timing of any such regulatory reform of the housing finance market and the GSEs, as well as any effect on our business and financial results, are uncertain.
Loss of customer deposits could increase our funding costs.
We rely heavily on bank deposits as a low cost and stable source of funding for the loans we make. We compete with banks and other financial services companies for deposits. If our competitors raise the rates they pay on deposits, our funding costs may increase, either because we raise our rates to avoid losing deposits or because we lose deposits and must rely on more expensive sources of funding. Higher funding costs reduce our net interest margin and net interest income.
Legal Risks

We are subject to litigation, and our expenses related to this litigation may adversely affect our results.
From time to time we are subject to litigation in the course of our business. These claims and legal actions, including supervisory actions by our regulators, could involve large monetary claims and significant defense costs. During the

2008-2010 financial crisis, we observed both the number of cases and our expenses related to those cases increase. The outcome of some of these cases is uncertain.
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
For example, on October 10, 2013, we announced that we reached agreements in principle, and on June 17, 2014 we announced that we reached definitive agreements, with the HUD and the U.S. DOJ to settle (i) certain civil and administrative claims arising from FHA-insured mortgage loans originated by STM from January 1, 2006 through March 31, 2012 and (ii) certain alleged civil claims regarding our mortgage servicing and origination practices as part of the National Mortgage Servicing Settlement. Pursuant to the combined settlement, we agreed to pay $468 million. In addition, we agreed to provide $500 million of consumer relief and to implement certain mortgage servicing standards.
Further, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there were in place at the time systems and procedures designed to ensure compliance. For example, we are subject to regulations issued by OFAC that prohibit financial institutions from participating in the transfer of property belonging to the governments of certain foreign countries and designated nationals of those countries. OFAC may impose penalties for inadvertent or unintentional violations even if reasonable processes are in place to prevent the violations. Additionally, federal regulators have begun pursuing financial institutions with emerging theories of recovery under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA). Courts may uphold significant additional penalties on financial institutions, even where the financial institution had already reimbursed the government or other counterparties for actual losses.

Other Business Risk

We are subject to certain risks related to originating and selling mortgages. We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, or borrower fraud, and this could harm our liquidity, results of operations, and financial condition.
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
When we originate a mortgage loan, we do so with the expectation that if the borrower defaults, our ultimate loss is mitigated by the value of the collateral which secures the mortgage loan. Our ability to do so depends upon our ability to promptly foreclose upon such collateral after an appropriate cure period. Any delay in the foreclosure process will adversely affect us by increasing our expenses related to carrying such assets, such as taxes, insurance, and other carrying costs, and exposes us to losses as a result of potential additional declines in the value of such collateral.

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

Consumers and small businesses may decide not to use banks to complete their financial transactions, which could affect net income.
Technology, the rise of technology-based lenders and other changes now allow parties to complete financial transactions and obtain certain loan products without banks. For example, consumers and small businesses can pay bills, transfer funds and borrow money without banks. This could result in the loss of fee income, the loss of client deposits, and consumer and small business loan balances and the income generated from those deposits and loans.
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
As a financial institution, our earnings and capital are subject to risks associated with negative public opinion. The reputation of the financial services industry, in general, has been damaged as a result of the financial crisis and other matters affecting the financial services industry, including mortgage foreclosure issues. Negative public opinion regarding us could result from our actual or alleged conduct in any number of activities, including lending practices, a breach of client information, the failure of any product or service sold by us to meet our clients' expectations or applicable regulatory requirements, corporate governance and acquisitions, or from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and/or retain clients and personnel and can expose us to litigation and regulatory action. Actual or alleged conduct by one of our businesses can result in negative public opinion about our other businesses.

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
We operate in a highly competitive industry that could become even more competitive as a result of reform of the financial services industry resulting from the Dodd-Frank Act and other legislative, regulatory, and technological changes, and from continued consolidation. We face aggressive competition from other domestic and foreign lending institutions and from numerous other providers of financial services. The ability of nonbanking financial institutions to provide services previously limited to commercial banks has intensified competition. Because nonbanking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Securities firms and insurance companies that elect to become financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking, and may acquire banks and other financial institutions. This may significantly change the competitive environment in which we conduct business. Some of our competitors have greater financial resources and/or face fewer regulatory constraints. As a result of these various sources of competition, we could lose business to competitors or be forced to price products and services on less advantageous terms to retain or attract clients, either of which would adversely affect our profitability.
Maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services.
Our success depends, in part, on our ability to adapt products and services to evolving market and industry standards. The widespread adoption of new technologies has required, and likely will continue to require, us to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. In addition, there is increasing pressure to provide products and services at lower prices. This can reduce net interest income and noninterest income from fee-based products and services. We may not be successful in introducing new products and services in response to industry trends or developments in technology, or those new products may not achieve market acceptance. As a result, we could lose business, be forced to price products and services on less advantageous terms to retain or attract clients, or be subject to cost increases, any of which would adversely affect our profitability.

Our ability to receive dividends from our subsidiaries or other investments could affect our liquidity and ability to pay dividends.
We are a separate and distinct legal entity from our subsidiaries, including the Bank. We receive substantially all of our revenue from dividends from our subsidiaries and other investments. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that our Bank and certain of our nonbank subsidiaries may pay us. Also, our right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors. Limitations on our ability to receive dividends from our subsidiaries could have a material adverse effect on our liquidity and on our ability to pay dividends on common stock.

Additionally, if our subsidiaries' earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common shareholders.
Any reduction in our credit rating could increase the cost of our funding from the capital markets.
The rating agencies regularly evaluate us, and their ratings are based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. Our failure to maintain those ratings could adversely affect the cost and other terms upon which we are able to obtain funding and increase our cost of capital. Credit ratings are one of numerous factors that influence our funding costs. A credit downgrade might also affect our ability to attract or retain deposits from commercial and corporate customers. See Item 7, MD&A, "Liquidity Risk Management.”

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

Additionally, our regulatory requirements increase as our size increases. We become subject to enhanced capital and liquidity requirements once our assets exceed $250 billion, and our regulators may expect us to begin voluntarily complying with those requirements as we approach that size.

We depend on the expertise of key personnel. If these individuals leave or change their roles without effective replacements, operations may suffer.
Our success depends, to a large degree, on the continued services of executive officers and other key personnel who have extensive experience in the industry. We generally do not carry key person life insurance on any of our executive officers or other key personnel. If we lose the services of any of these persons and fail to manage a smooth transition to new personnel, our business could be adversely impacted.
We may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategies.
Our success depends upon the ability to attract and retain highly motivated, well-qualified personnel. We face significant competition in the recruitment of qualified employees. Our ability to execute our business strategy and provide high quality service may suffer if we are unable to recruit or retain a sufficient number of qualified employees or if the costs of employee compensation or benefits increase substantially. Further, in June 2010, the Federal Reserve and other federal banking regulators jointly issued comprehensive final guidance designed to ensure that incentive compensation policies do not undermine the safety and soundness of banking organizations by encouraging employees to take imprudent risks. This proposed regulation may significantly affect the amount, form, and context in which we pay incentive compensation.
Other Risks

Our framework for managing risks may not be effective in mitigating risk and loss to us.
Our risk management framework seeks to mitigate risk and loss to us. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, reputational risk, and legal, model and compliance risk, among others. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. The recent financial and credit crisis and resulting regulatory reform highlighted both the importance and some of the limitations of managing unanticipated risks. If our risk management framework proves ineffective, we could suffer unexpected losses and could be materially adversely affected.
Our controls and procedures may not prevent or detect all errors or acts of fraud.
Our controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is accurately accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met, due to certain inherent limitations. These include the realities that judgments in decision making can be faulty, that alternative reasoned judgments can be drawn, or that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected, which could result in a material weakness in our internal controls over financial reporting and the restatement of previously filed financial statements.

We are at risk of increased losses from fraud.
Criminals committing fraud increasingly are using more sophisticated techniques and in some cases are part of larger criminal rings, which allow them to be more effective.
The fraudulent activity has taken many forms, ranging from check fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information or impersonation of our clients through the use of falsified or stolen credentials. Additionally, an individual or business entity may properly identify themselves, yet seek to establish a business relationship for the purpose of perpetrating fraud. Further, in addition to fraud committed against us, we may suffer losses as a result of fraudulent activity committed against third parties. Increased deployment of technologies, such as chip card technology, defray and reduce aspects of fraud; however, criminals are turning to other sources to steal personally identifiable information, such as unaffiliated healthcare providers and government entities, in order to impersonate the consumer to commit fraud. Many of these data compromises were widely reported in the media in 2015. Further, as a result of the increased sophistication of fraud activity, we have increased our spending on systems and controls to detect and prevent fraud. This will result in continued ongoing investments in the future.

A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.
We depend upon our ability to process, record, and monitor a large number of client transactions on a continuous basis. As client, public, and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting, data processing, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be sudden increases in client transaction volume; electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber-attacks. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and clients.
Information security risks for large financial institutions such as ours have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties, including hostile nation state actors. As noted above, our operations rely on the secure processing, transmission, and storage of confidential information in our computer systems and networks. Our banking, brokerage, investment advisory, and capital markets businesses rely on our digital technologies, computer and email systems, software, and networks to conduct their operations. In addition, to access our products and services, our clients may use personal smartphones, tablet PCs, personal computers, and other mobile devices or software that are beyond our control. Although we have information security procedures and controls in place, our technologies, systems, networks, and our clients' devices and software may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients' confidential, proprietary and other information, or otherwise disrupt our or our clients' or other third parties' business operations. The Internet and computing devices in general are prime targets for criminals and others who utilize sophisticated technology to seek, discover and exploit vulnerabilities that may, or may not, be generally known.
Third parties with whom we do business or that facilitate our business activities, including exchanges, clearing houses, financial intermediaries, or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.
Although to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our prominent size and scale, our role in the financial services industry, our plans to continue to implement our internet banking and mobile banking channel strategies and develop additional remote connectivity solutions to serve our clients, our expanded geographic footprint, the outsourcing of some of our business operations, and the continued uncertain global economic and political environment. As a result, cyber-security and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data and networks from attack, damage, or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities.
As a necessary aspect of operating our business we must provide access to customer and sensitive company information to our employees, contractors, consultants, third parties and other authorized entities. Controls and oversight mechanisms are in place to limit access to this information and protect it from unauthorized disclosure, theft, and disruption. Control systems and policies pertaining to system access are subject to errors in design, oversight failure, software failure, intentional subversion or other compromise resulting in theft, error, loss or inappropriate use of information or systems to commit fraud, cause embarrassment to the company or its executives or to gain competitive advantage.
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
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institution, or the financial services industry generally, in the past have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations.
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
Our accounting policies and processes are critical to how we report our financial condition and results of operation. They require management to make estimates about matters that are uncertain.
Accounting policies and processes are fundamental to how we record and report our financial condition and results of operation. Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Several of our accounting policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Pursuant to U.S. GAAP, we are required to make certain assumptions and estimates in preparing our financial statements, including in determining credit loss reserves, reserves related to litigation and the fair value of certain assets and liabilities, including the value of goodwill, among other items. If assumptions or estimates underlying our financial statements are incorrect, or are adjusted periodically, we may experience material losses.
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
Further, from time to time, the FASB and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, accounting standard setters and those who interpret the accounting standards may change or even reverse their previous interpretations or positions on how these standards should be applied. Changes in financial accounting and reporting standards and changes in current interpretations may be beyond our control, can be hard to predict and could materially affect how we report our financial results and condition. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements.

Depressed market values for our stock and adverse economic conditions sustained over a period of time may require us to write down some portion of our goodwill.
Goodwill is tested for impairment by comparing the fair value of a reporting unit to its carrying value. If the fair value is greater than the carrying value, then the reporting unit’s goodwill is not impaired. The fair value of a reporting unit is impacted by the reporting unit's expected financial performance and susceptibility to adverse economic, regulatory, and legislative changes. The estimated fair values of the individual reporting units are assessed for reasonableness by reviewing a variety of indicators, including comparing these estimated fair values to our market capitalization over a reasonable period of time. While this comparison provides some relative market information regarding the estimated fair value of the reporting units, it is not determinative and needs to be evaluated in the context of the current economic environment. However, significant and sustained declines in our market capitalization could be an indication of potential goodwill impairment. See the "Critical Accounting Policies" section of Item 7, MD&A, in this Form 10-K for additional information.

Our financial instruments measured at fair value expose us to certain market risks.
We maintain at fair value a securities AFS portfolio and trading assets and liabilities and derivatives, which include various types of instruments and maturities. Additionally, we elected to measure selected fixed-rate debt, mortgage loans, MSRs and other financial instruments at fair value. Changes in fair value of the financial instruments measured at fair value are recognized in earnings (or in other comprehensive income in some circumstances). These financial instruments are exposed to market risks related to changes in interest rates, market liquidity, and our market-based credit spreads, as well as to the risk of default by specific borrowers. We manage the market risks associated with these instruments through active hedging arrangements or broader ALM strategies. Changes in the market values of these financial instruments could have a material adverse impact on our financial condition or results of operations. We may elect to measure additional financial assets or financial liabilities at fair value in the future. See Note 18, “Fair Value Election and Measurement" to the Consolidated Financial Statements in this Form 10-K.
Risks Related to Our Common Stock

Our stock price can be volatile.
Our stock price can fluctuate widely in response to a variety of factors including:

•	variations in our quarterly results

•	changes in market valuations of companies in the financial services industry

•	governmental and regulatory legislation or actions

•	issuances of shares of common stock or other securities in the future

•	changes in dividends and capital returns

•	the addition or departure of key personnel

•	cyclical fluctuations

•	changes in financial estimates or recommendations by securities analysts regarding us or shares of our common stock

•	announcements by us or our competitors of new services or technology, acquisitions, or joint ventures

•	activity by short sellers and changing government restrictions on such activity
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
Holders of our stock are only entitled to receive such dividends that our Board declares out of funds legally available for such payments. Although we have historically declared cash dividends on our stock, we are not required to do so.
The Federal Reserve has indicated that increased capital distributions generally would not be considered prudent in the absence of a well-developed capital plan and a capital position that would remain strong even under adverse conditions. As a result, any increase in our dividend requires the approval of the Federal Reserve.
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
Certain banking laws and certain provisions of our articles of incorporation may have an anti-takeover effect.
Provisions of federal banking laws, including regulatory approval requirements, could make it difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. Acquisition of 10% or more of any class of voting stock of a bank holding company or depository institution, including shares of our common stock, generally creates a rebuttable presumption that the acquirer “controls” the bank holding company or depository institution. Also, a bank holding company must obtain the prior approval of the Federal Reserve before, among other things, acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, including our bank.
There also are provisions in our amended and restated articles of incorporation and amended and restated bylaws, such as limitations on the ability to call a special meeting of our shareholders, that may be used to delay or block a takeover attempt. In addition, our Board will be authorized under our amended and restated articles of incorporation to issue shares of our preferred stock and to determine the rights, terms, conditions, and privileges of such preferred stock, without shareholder approval. These provisions may effectively inhibit a non-negotiated merger or other business combination.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
Our principal executive offices are located in SunTrust Plaza, Atlanta, Georgia. The 60-story office building is majority-owned by SunTrust Banks, Inc. At December 31, 2015, the Bank operated 1,401 full-service banking offices, of which 562 were owned and the remainder were leased. Full-service banking offices are located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia. See Note 8, “Premises and Equipment,” to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of our properties.

Item 3.	LEGAL PROCEEDINGS
The Company and its subsidiaries are parties to numerous claims and lawsuits arising in the normal course of its business activities, some of which involve claims for substantial amounts. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that none of these matters, when resolved, will have a material effect on the Company’s consolidated results of operations, cash flows, or financial condition. For additional information, see Note 19, “Contingencies,” to the Consolidated Financial Statements in Item 8 of this Form 10-K, which is incorporated herein by reference.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The principal market in which SunTrust common stock is traded is the NYSE. For the quarterly high and low sales prices of SunTrust common stock for the last two years, see Table 1 in Item 7, “MD&A,” which is incorporated herein by reference. During the year ended December 31, 2015, the Company paid a quarterly dividend on common stock of $0.20 per common share for the first quarter and $0.24 per common share for each of the second, third, and fourth quarters, compared to a quarterly dividend on common stock of $0.10 per common share for the first quarter of 2014 and $0.20 per common share for each of the second, third, and fourth quarters of 2014. SunTrust common stock was held by 24,285 holders of record at December 31, 2015. See the “Equity Securities” section in this Item 5 for information on share repurchase activity, announced programs, and the remaining buy back authority under the announced programs.
Please also refer to Item 1, “Business,” for a discussion of legal restrictions that affect the Company's ability to pay dividends, Item 1A, “Risk Factors,” for a discussion of some risks related to the Company's dividend, and Item 7, “MD&A—Capital Resources,” for a discussion of the dividends paid during the year and factors that may affect the future level of dividends.
The information under the caption “Equity Compensation Plans” in the Company's definitive proxy statement to be filed with the SEC is incorporated by reference into this Item 5.
The following graph and table compare the cumulative total shareholder return on SunTrust common stock compared to the cumulative total return of the S&P Composite-500 Stock Index and the S&P Commercial Bank Industry Index for the five years commencing December 31, 2010 (at market close) and ending December 31, 2015. The foregoing analysis assumes simultaneous initial investments of $100 in SunTrust common stock and in each of the above indices, as well as the reinvestment of all dividends during the periods presented.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

SunTrust Banks, Inc., The S&P 500 Index,
and S&P Commercial Bank Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
SunTrust Banks, Inc.
S&P 500
S&P Commercial Bank Index

	Cumulative Total Return for the Years Ended December 31
	2010	2011	2012	2013	2014	2015
SunTrust Banks, Inc.	$100.00	$60.39	$97.40	$127.67	$147.75	$154.31
S&P 500 Index	100.00	102.09	118.30	156.21	177.32	179.76
S&P Commercial Bank Index	100.00	89.29	110.68	149.73	172.65	174.07

Equity Securities
Issuer purchases of equity securities during the year ended December 31, 2015 are presented in the following table:

	Common Stock
	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs at period end (in millions)
January 1 - 31	1,298,650	$38.75	1,298,650	$122
February 1 - 28	918,400	41.20	918,400	84
March 1 - 31	655,800	41.17	655,800	—
Total during first quarter of 2015	2,872,850	40.08	2,872,850	—

April 1 - 30	4,212,832	41.54	4,212,832	700
May 1 - 31	—	—	—	700
June 1 - 30	—	—	—	700
Total during second quarter of 2015	4,212,832	41.54	4,212,832	700

July 1 - 31	4,024,321	43.49	4,024,321	525
August 1 - 31	—	—	—	525
September 1 - 30	—	—	—	525
Total during third quarter of 2015	4,024,321	43.49	4,024,321	525

October 1 - 31	4,496,969	38.92	4,496,969	350
November 1 - 30 [1]	22,182	43.57	—	350
December 1 - 31 [2]	898,741	43.39	—	350
Total during fourth quarter of 2015	5,417,892	39.68	4,496,969	350

Total year-to-date 2015	16,527,895	$41.15	15,606,972	$350
1 During November 2015, 22,182 shares of SunTrust common stock were surrendered at an average price of $43.57 per share by participants in SunTrust's employee stock option plans, where participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock, which the participant already owns. SunTrust considers shares so surrendered by participants in SunTrust's employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs.
2 During December 2015, the Company repurchased $39 million of its outstanding common stock at market value. This purchase was incremental to and separate from the Company's March 11, 2015 announced repurchase of up to $875 million of the Company's outstanding common stock to be completed between April 1, 2015 and June 30, 2016, as part of the Company's capital plan submitted in connection with the 2015 CCAR.

During the first quarter of 2015, the Company completed its repurchase of shares pursuant to its 2014 CCAR capital plan, which the Company initially announced on March 26, 2014 and which effectively expired on March 31, 2015.
On March 11, 2015, the Company announced that the Federal Reserve had no objections to the repurchase of up to $875 million of the Company's outstanding common stock to be completed between April 1, 2015 and June 30, 2016, as part of the Company's capital plan submitted in connection with the 2015 CCAR. During 2015, the Company repurchased approximately $525 million of its outstanding common stock at market value as part of this publicly announced plan. At December 31, 2015, the Company had $350 million of remaining common stock repurchase capacity under its 2015 capital plan (reflected in the table above). During January and February of 2016, the Company repurchased an additional $151 million of its outstanding common stock at market value and $24 million of its common stock warrants as part of this 2015 capital plan. The Company expects to repurchase approximately $175 million of additional outstanding common stock through the end of the second quarter of 2016, which would complete its share repurchases under the 2015 capital plan.
SunTrust did not repurchase any shares of its Series A Preferred Stock Depositary Shares, Series B Preferred Stock, Series E Preferred Stock Depositary Shares, Series F Preferred Stock Depositary Shares, or warrants to purchase common stock during the year ended December 31, 2015, and there was no unused Board authority to repurchase any shares of Series A Preferred Stock Depositary Shares, Series B Preferred Stock, Series E Preferred Stock Depositary Shares, or the Series F Preferred Stock Depositary Shares.
See Note 13, "Capital," to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the Company's equity securities.

Item 6. SELECTED FINANCIAL DATA
	Year Ended December 31
(Dollars in millions and shares in thousands, except per share data)	2015	2014	2013	2012	2011
Summary of Operations:
Interest income	$5,265	$5,384	$5,388	$5,867	$6,181
Interest expense	501	544	535	765	1,116
Net interest income	4,764	4,840	4,853	5,102	5,065
Provision for credit losses	165	342	553	1,395	1,513
Net interest income after provision for credit losses	4,599	4,498	4,300	3,707	3,552
Noninterest income	3,268	3,323	3,214	5,373	3,421
Noninterest expense [1]	5,160	5,543	5,831	6,284	6,194
Income before provision for income taxes	2,707	2,278	1,683	2,796	779
Provision for income taxes [1]	764	493	322	812	119
Net income attributable to noncontrolling interest	10	11	17	26	13
Net income	$1,933	$1,774	$1,344	$1,958	$647
Net income available to common shareholders	$1,863	$1,722	$1,297	$1,931	$495
Adjusted net income available to common shareholders [2]	$1,863	$1,729	$1,476	$1,178	$495
Net interest income - FTE [2]	$4,906	$4,982	$4,980	$5,225	$5,179
Total revenue - FTE [2]	8,174	8,305	8,194	10,598	8,600
Total revenue - FTE, excluding net securities gains/(losses) [2]	8,153	8,320	8,192	8,624	8,483
Total adjusted revenue - FTE [2]	8,174	8,200	8,257	9,123	8,600
Net income per average common share:
Diluted	$3.58	$3.23	$2.41	$3.59	$0.94
Adjusted diluted [2]	3.58	3.24	2.74	2.19	0.94
Basic	3.62	3.26	2.43	3.62	0.94
Dividends paid per average common share	0.92	0.70	0.35	0.20	0.12
Book value per common share	43.66	41.52	38.61	37.59	36.86
Tangible book value per common share [2]	31.65	29.82	27.01	25.98	25.18
Market capitalization	21,793	21,978	19,734	15,279	9,504
Period End Balances:
Total assets	$190,817	$190,328	$175,335	$173,442	$176,859
Earning assets	172,114	168,678	156,856	151,223	154,696
Loans	136,442	133,112	127,877	121,470	122,495
ALLL	1,752	1,937	2,044	2,174	2,457
Consumer and commercial deposits	148,921	139,234	127,735	130,180	125,611
Brokered time and foreign deposits	909	1,333	2,024	2,136	2,311
Long-term debt	8,462	13,022	10,700	9,357	10,908
Total shareholders’ equity	23,437	23,005	21,422	20,985	20,066
Selected Average Balances:
Total assets	$188,892	$182,176	$172,497	$176,134	$172,440
Earning assets	168,813	162,189	153,728	153,479	147,802
Loans	133,558	130,874	122,657	122,893	116,308
Intangible assets including MSRs	7,604	7,630	7,535	7,322	7,780
MSRs	1,250	1,255	1,121	887	1,331
Consumer and commercial deposits	144,202	132,012	127,076	126,249	122,672
Brokered time and foreign deposits	1,106	1,730	2,065	2,255	2,386
Preferred stock	1,225	800	725	290	1,328
Total shareholders’ equity	23,346	22,170	21,167	20,495	20,696
Average common shares - diluted	520,586	533,391	539,093	538,061	527,618
Average common shares - basic	514,844	527,500	534,283	534,149	523,995
Financial Ratios:
Effective tax rate [1]	28%	22%	19%	29%	16%
ROA	1.02	0.97	0.78	1.11	0.38
ROE	8.42	8.06	6.34	9.56	2.56
ROTCE [2]	11.64	11.33	9.25	14.02	3.83
Net interest margin - FTE [2]	2.91	3.07	3.24	3.40	3.50
Efficiency ratio [1]	63.13	66.74	71.16	59.29	72.02
Tangible efficiency ratio 1, [2]	62.64	66.44	70.89	58.86	71.52
Adjusted tangible efficiency ratio 1, [2]	62.64	63.34	65.27	66.91	71.52
Total average shareholders’ equity to total average assets	12.36	12.17	12.27	11.64	12.00
Tangible equity to tangible assets [2]	9.39	9.17	9.00	8.82	8.10
ALLL to period-end LHFI	1.29	1.46	1.60	1.80	2.01
NPAs to period-end LHFI, OREO, other repossessed assets, and nonperforming LHFS	0.54	0.59	0.91	1.52	2.76
Common dividend payout ratio	25.5	21.5	14.5	5.6	12.9

Capital Ratios at period end [3]:
CET1 (Basel III)	9.96%	N/A	N/A	N/A	N/A
CET1 - fully phased-in (Basel III) [2]	9.80	N/A	N/A	N/A	N/A
Tier 1 common equity (Basel I)	N/A	9.60%	9.82%	10.04%	9.22%
Tier 1 capital	10.80	10.80	10.81	11.13	10.90
Total capital	12.54	12.51	12.81	13.48	13.67
Leverage	9.69	9.64	9.58	8.91	8.75
1 Amortization expense related to qualified affordable housing investment costs is recognized in provision for income taxes for the years ended December 31, 2015 and 2014, as allowed by an accounting standard adopted in 2014. For periods prior to 2014, these amounts were previously recognized in other noninterest expense and have been reclassified for comparability as presented. See Table 1 in the MD&A (Item 7) for additional information.
2 See Table 1 in the MD&A for a reconcilement of non-U.S. GAAP measures and additional information.
3 Basel III Final Rules became effective for the Company on January 1, 2015; thus, Basel III CET1 ratios are not applicable ("N/A") in periods ending prior to January 1, 2015 and Basel I Tier 1 common equity ratio is N/A in periods ending after January 1, 2015. Tier 1 capital, Total capital, and Leverage ratios for periods ended prior to January 1, 2015 were calculated under Basel I. The CET1 ratio on a fully phased-in basis at December 31, 2015 is estimated.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Important Cautionary Statement About Forward-Looking Statements
This report contains forward-looking statements. Statements regarding: (1) future levels of net interest margin, service charges on deposit accounts, expenses, including compensation expenses and marketing and customer development costs, revenue, swap interest income, LIBOR and interest rates, the provision for loan losses, the ratio of ALLL to period end LHFI, the ratio of NPLs to period end LHFI, NPLs and net charge-offs, the net charge-off ratio, share repurchases, sales of lower-yielding loans, and pension costs; (2) future asset and credit quality; (3) whether we will realize DTAs and our future liability regarding UTBs; (4) the size and composition of the securities AFS portfolio; (5) future actions taken regarding the LCR and related effects, and our ability to comply with future regulatory requirements within regulatory timelines; and (6) efficiency goals are forward looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could." Such statements are based upon the current beliefs and expectations of management and on information currently available to management. They speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.
Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Part I, Item 1A., "Risk Factors" of this Form 10-K and also include risks discussed in this report and in other periodic reports that we file with the SEC. Additional factors include: current and future legislation and regulation could require us to change our business practices, reduce revenue, impose additional costs, or otherwise adversely affect business operations or competitiveness; we are subject to increased capital adequacy and liquidity requirements and our failure to meet these would adversely affect our financial condition; the fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings; our financial results have been, and may continue to be, materially affected by general economic conditions, and a deterioration of economic conditions or of the financial markets may materially adversely affect our lending and other businesses and our financial results and condition; changes in market interest rates or capital markets could adversely affect our revenue and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity; our earnings may be affected by volatility in mortgage production and servicing revenues, and by changes in carrying values of our MSRs and mortgages held for sale due to changes in interest rates; disruptions in our ability to access global capital markets may adversely affect our capital resources and liquidity; we are subject to credit risk; we may have more credit risk and higher credit losses to the extent that our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral; we rely on the mortgage secondary market and GSEs for some of our liquidity; loss of customer deposits could increase our funding costs; we are subject to litigation, and our expenses related to this litigation may adversely affect our results; we may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations; we are subject to certain risks related to originating and selling mortgages, and may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, or borrower fraud, and this could harm our liquidity, results of operations, and financial condition; we face certain risks as a servicer of loans; we are subject to risks related to delays in the foreclosure process; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; consumers and small businesses may decide not to use banks to complete their financial transactions, which could affect net income; we have businesses other than banking which subject us to a variety of risks; negative public opinion could damage our reputation and adversely impact business and revenues; we rely on other companies to provide key components of our business infrastructure; competition in the financial services industry is intense and we could lose business or suffer margin declines as a result; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; our ability to receive dividends from our subsidiaries or other investments could affect our liquidity and ability to pay dividends; any reduction in our credit rating could increase the cost of our funding from the capital markets; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we depend on the expertise of key personnel, and if these individuals leave or change their roles without effective replacements, operations may suffer; we may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategies; our framework for managing risks may not be effective in mitigating risk and loss to us; our controls and procedures may not prevent or detect all errors or acts of fraud; we are at risk of increased losses from fraud; a failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses; the soundness of other financial institutions could adversely affect us; we depend on the accuracy and completeness of information about clients and counterparties; our accounting policies and processes are critical to how we report our financial condition and results of operation, and they require management to make estimates about matters that are uncertain; depressed market values for our stock and adverse economic conditions sustained over a period of time may require us to write down some portion of our goodwill; our financial instruments measured at fair value expose us to certain market risks; our stock price can be volatile; we might not pay dividends on our stock; and certain banking laws and certain provisions of our articles of incorporation may have an anti-takeover effect.

INTRODUCTION
We are a leading provider of financial services with our headquarters located in Atlanta, Georgia. Our principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers, businesses, corporations, and institutions, both through its branches (located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia) and through other national delivery channels. We operate three business segments: Consumer Banking and Private Wealth Management, Wholesale Banking, and Mortgage Banking, with our functional activities included in Corporate Other. See Note 20, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-K for a description of our business segments. In addition to deposit, credit, mortgage banking, and trust and investment services offered by the Bank, our other subsidiaries provide asset and wealth management, securities brokerage, and capital markets services.
This MD&A is intended to assist readers in their analysis of the accompanying Consolidated Financial Statements and supplemental financial information. It should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K, as well as other information contained in this document. When we refer to “SunTrust,” “the Company,” “we,” “our,” and “us” in this narrative, we mean SunTrust Banks, Inc. and subsidiaries (consolidated). In the MD&A, net interest income, net interest margin, total revenue, and efficiency ratios are presented on an FTE basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. Additionally, we present other non-U.S. GAAP metrics to assist investors in understanding management’s view of particular financial measures, as well as to align presentation of these financial measures with peers in the industry who may also provide a similar presentation. Reconcilements for all non-U.S. GAAP measures are provided in Table 1.

EXECUTIVE OVERVIEW
Financial Performance
We experienced solid earnings growth in 2015, driven by improved efficiency and continued improvement in asset quality arising from consistent execution of our strategies and the diversity of our business model. Targeted loan and deposit growth during the year, as well as efforts to further optimize our balance sheet, helped offset the negative impact of the prolonged low interest rate environment. We were also successful in advancing the revenue growth trajectory of many of our businesses while controlling expenses and improving efficiency. These developments allowed us to meaningfully increase the capital return for our shareholders by increasing our dividend and buying back more shares, while also investing in growth opportunities to enhance future financial performance.
Our net income available to common shareholders totaled $1.9 billion for 2015, an increase of 8% compared to 2014, with diluted EPS of $3.58, up 11% from the prior year.

Noteworthy 2015 items included:

•	We delivered to our common shareholders 8% net income growth and 11% EPS growth

•	We generated record investment banking income for the year

•	Noninterest expense decreased $383 million compared to the prior year; noninterest expense decreased $59 million compared to the prior year adjusted level

•
We continued to become more efficient, evidenced by the efficiency ratio and adjusted tangible efficiency ratio improving from 66.7% and 63.3% in 2014 to 63.1% and 62.6% in 2015, respectively, marking the fourth consecutive year of improvement

•	Average total loans increased 2% compared to the prior year, with approximately 8% growth in C&I loans

•	Average consumer and commercial deposits increased 9% compared to the prior year, with the favorable mix shift toward lower-cost deposits continuing

•	We maintained strong capital ratios that continue to be well above regulatory requirements, with our Basel III CET1 and estimated, fully phased-in CET1* ratios at 9.96% and 9.80%, respectively

•	We repurchased approximately $680 million of common shares, resulting in a 3% decline in outstanding shares, and increased our quarterly common stock dividend by 20%.

•	Book value per share was $43.66, and tangible book value per share* was $31.65, up 5% and 6%, respectively, from the prior year

•	Asset quality continued to improve as NPAs declined 6% from the prior year and NPLs totaled 0.49% of total loans

•	Our provision for loan losses declined $182 million, or 54%, compared to the prior year

•	Net charge-offs were down $104 million, or 23%, compared to 2014, representing 0.26% of average loans, down eight basis points from the prior year

•	Our LCR is above the January 1, 2016 requirement of 90%

•	Our ROE and ROTCE* improved by 36 and 31 basis points compared to the prior year, to 8.42% and 11.64%, respectively
* : See Table 1 in this MD&A for a reconcilement of non-U.S. GAAP measures and additional information

Our prior year results included several matters of a non-core nature that were separately disclosed in Forms 8-K. See additional detail and the resulting impacts that these Form 8-K and other legacy mortgage-related items had on our 2014 financial results in Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A.
Total revenue for 2015 declined $131 million compared to 2014. Excluding the gain on sale of RidgeWorth that impacted 2014 results, total revenue declined $26 million due to lower net interest income, driven primarily by the decline in commercial loan swap income and lower earning asset yields, as well as foregone RidgeWorth investment management income. These year-over-year reductions were offset partially by earning asset growth, higher investment banking and mortgage production income, gains from the sale of investment securities, and modest growth in other noninterest income categories in 2015, compared to 2014. Excluding the 2014 gain on sale of RidgeWorth, noninterest income for 2015 increased $50 million, or 2%, compared to 2014. See Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for reconciliations of total adjusted revenue and adjusted noninterest income.
Looking ahead, we expect first quarter net interest margin to improve two to five basis points relative to the fourth quarter of 2015. We will continue to carefully manage the duration of our overall balance sheet in light of the current low interest rate environment, while also ensuring our balance sheet is structured to benefit from potential increases in short-term rates. See additional discussion related to revenue, noninterest income, and net interest income and margin in the "Noninterest Income" and "Net Interest Income/Margin" sections of this MD&A. Also in this MD&A, see Table 22, "Net Interest Income Asset Sensitivity," for an analysis of potential changes in net interest income due to instantaneous moves in benchmark interest rates.
Noninterest expense decreased $383 million, or 7%, compared to 2014, driven primarily by $324 million of legacy mortgage-related operating losses that were recognized in 2014. The remainder of the decline was driven by the sale of RidgeWorth in 2014 and the associated reduction of expenses thereafter, as well as our continued focus on expense management. Noninterest expense for 2015 decreased $59 million, or 1%, compared to 2014 adjusted noninterest expense. See additional discussion related to noninterest expense in the "Noninterest Expense" section of this MD&A. Also see Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding, and a reconciliation of, adjusted noninterest expense.
During 2015, our efficiency ratio improved to 63.1% from 66.7% in 2014. Our tangible efficiency ratio also improved in 2015 to 62.6%, which was better than our 2015 target, and also better than our 2014 tangible efficiency and adjusted tangible efficiency ratios of 66.4% and 63.3%, respectively, despite the significant headwinds from a declining net interest margin. For 2016, we are targeting revenue growth that exceeds expense growth, and thus, an improved tangible efficiency ratio relative to 2015. We expect the pace of improvement will be slower than previous years, as our core expenses have already declined substantially, and the operating environment, while improving in certain areas, remains challenging overall. Nonetheless, we remain firmly committed to our long-term efficiency target of below 60%, and will continue to diligently manage expenses while also investing in strategic, revenue generating initiatives, as achieving these objectives will be critical to delivering additional value to our shareholders. See Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding, and reconciliations of, our tangible and adjusted tangible efficiency ratios.
Our asset quality performance was strong during 2015. Total NPAs were down 6% compared to December 31, 2014, driven largely by the sale of $122 million in nonperforming mortgages during 2015. Reductions in OREO also continued, declining 43% from the prior year to $56 million, the lowest level since 2006. At December 31, 2015, the ALLL balance equaled 1.29% of total LHFI, a decline of 17 basis points compared to December 31, 2014. The provision for loan losses decreased $182 million, or 54%, compared to 2014, attributed to the continued improvement in credit quality trends, particularly in our residential loan portfolio, and lower net charge-offs. The net charge-off ratio reached another multi-year low of 0.26% for 2015, down eight basis points compared to 2014. Going into 2016, we expect NPLs and net charge-offs to increase, primarily as a result of further stress amongst our energy clients, but also due to normalization from the overall low levels of net charge-offs and NPLs we had in 2015. However, we expect our overall net charge-off ratio to be between 30 and 40 basis points in 2016, which is below our long-term expectation of 40 to 70 basis points. See additional discussion of credit and asset quality in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A.
During 2015, our average loans increased $2.7 billion, or 2%, compared to the prior year, driven primarily by growth in our C&I and consumer direct portfolios, partially offset by declines in our government-guaranteed residential mortgage, residential home equity, and consumer indirect portfolios. The momentum in our consumer direct portfolio continues to be strong, driven by our online and third-party origination channels, and increased success with our credit card offering. The reduction in consumer indirect loans was driven in large part by the second quarter of 2015 securitization of $1.0 billion of indirect auto loans. Since the middle of 2014, we have sold or securitized approximately $5 billion of loans from various portfolios. Going forward, we expect to periodically sell or securitize lower-return loans as part of our balance sheet optimization focus. We have built positive and broad-based momentum across our lending platforms and are focused on continuing to generate targeted loan growth at accretive risk-adjusted returns. See additional loan discussion in the “Loans,” “Nonperforming Assets,” and "Net Interest Income/Margin" sections of this MD&A.
Average consumer and commercial deposits increased 9% during 2015, driven by strong and broad-based growth in lower cost deposits across most of our business segments, partially offset by gradual declines in higher-cost time deposits. Our success growing deposits during 2015 reflects our overall strategic focus on meeting more clients’ deposit and payment needs, supplemented by investments in technology platforms and client-facing bankers. Our strong deposit growth directly enabled us to support our lending platform and reduce higher-cost long-term debt by $4.6 billion, or 35%, over the past year. Importantly, the strong deposit growth we have delivered has not resulted in adverse changes in rates paid or deposit mix. If interest rates begin to rise, some of these trends may change; however, we will maintain a disciplined approach to pricing with a focus on maximizing our value proposition for clients. See additional discussion on our deposits in the "Net Interest Income/Margin" and "Deposits" sections of this MD&A.
Capital and Liquidity
During 2015, we repurchased approximately $680 million of our outstanding common stock at market value, which included $115 million under our 2014 capital plan, $525 million under our 2015 capital plan, and a $39 million incremental repurchase in December 2015, which was separate from our 2014 and 2015 capital plans. During January and February of 2016, we repurchased an additional $151 million of our outstanding common stock and $24 million of our common stock warrants as part of the 2015 capital plan. We currently expect to repurchase approximately $175 million of additional outstanding common stock through the end of the second quarter of 2016, which would complete our share repurchases under our 2015 capital plan. See additional details related to our capital actions in the “Capital Resources” section of this MD&A.
Our book value and tangible book value per common share increased 5% and 6%, respectively, compared to the prior year due primarily to growth in retained earnings and a lower share count. Additionally, we increased our quarterly common stock dividend by 20% beginning in the second quarter of 2015, which resulted in dividends for 2015 of $0.92 per common share, an increase from $0.70 per common share in 2014. See additional details related to our capital actions in the “Capital Resources” section of this MD&A and in Note 13, "Capital," to the Consolidated Financial Statements in this Form 10-K. Also see Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding, and a reconciliation of, tangible book value per common share.
Our regulatory capital position remained strong during the year, with a CET1 ratio of 9.96% at December 31, 2015. Additionally, our estimated CET1 ratio at December 31, 2015, on a fully phased-in basis, was 9.80%, which is well above the current regulatory requirement. See Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures" in this MD&A for a reconciliation of our transitional CET1 ratio to our fully phased-in, estimated CET1 ratio.
Separately, our LCR at December 31, 2015 continued to exceed the January 1, 2016 requirement of 90%, for which we are now formally required to be in compliance. The cumulative actions we have taken to improve our risk and earnings profile, combined with our strong capital and liquidity levels, should help us to further increase capital returns to shareholders. See additional discussion of our capital and liquidity position in the "Capital Resources" and "Liquidity Risk Management" sections of this MD&A. See additional discussion of our capital and liquidity position in the "Capital Resources" and "Liquidity Risk Management" sections of this MD&A.

Business Segments Highlights
Consumer Banking and Private Wealth Management
Consumer Banking and Private Wealth Management net income increased 8% compared to 2014, due to strong deposit growth, our balance sheet optimization efforts, and further improvements in credit quality. Loan balances declined 3% in 2015, due to loan sales and securitizations, partially offset by a 5% increase in consumer loan production. Noninterest income declined 1% compared to 2014, largely due to declines in wealth management-related revenue during 2015, as well as continued declines in service charges. While current market conditions have made growing wealth management revenue more challenging, meeting more of our clients’ wealth and investment needs continues to be a strategic priority. Expenses have been well-controlled, as we have been using efficiency gains to invest in client-facing talent and technology. We continue to generate solid returns from our digital investments and expect this to increase as mobile adoption rates and digital sales trend upwards. Looking forward, we remain optimistic about the long-term trajectory of this business as we execute against our strategic priorities, and as the value of our strong deposit growth is more fully realized in a normal interest rate environment.
Wholesale Banking
Wholesale Banking net income increased 9%, driven by broad-based revenue growth, partially offset by energy-related reserve increases in 2015. Net interest income was up 6%, driven by 8% loan growth and 16% growth in deposits. The loan growth was broad-based across each line of business and most industry verticals, partially offset by intentional reductions in lower-return areas. The strong deposit momentum within this business also continued, evidence of the success our liquidity specialists have had and the enhancements we have made to our treasury and payment product offerings. Noninterest income increased 10% compared to 2014, primarily as a result of the 14% growth in investment banking income where we had record years in equity originations, mergers and acquisitions, syndicated and leveraged finance, and investment grade bond originations. This breadth of growth in investment banking income reflects the investments we have made to expand our capabilities and become more of a strategic advisor to our clients. Our efficiency also improved as we drove further operating leverage, while also investing in revenue generating initiatives. While market conditions can be inconsistent from quarter to quarter, we are encouraged by our differentiated business model and remain focused on expanding our client base, meeting more of their complex corporate finance and advisory needs, and continuing to grow this business.
Mortgage Banking
Mortgage Banking net income increased considerably compared to the prior year, primarily due to the improved credit quality of the loan portfolio, both as a result of the improving housing market and our proactive actions to reduce risk. This improvement was partially offset by a decline in net interest income resulting from loan sales in 2014 and lower loan spreads in 2015. Production volume increased by 38% in 2015, due primarily to higher refinancing activity. New purchase volume also improved in 2015, a sign of the continued improvement of the economies in our markets. We also grew our servicing portfolio by approximately 5%, as a result of portfolio acquisitions. In both production and servicing, we achieved our objectives of targeted market share growth. Overall, we benefited from improving asset quality and good expense discipline, which have allowed this business to become a more consistent contributor to the bottom line performance of the overall Company.

Additional information related to our business segments can be found in Note 20, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-K, and further discussion of our business segment results for 2015 and 2014 can be found in the "Business Segment Results" section of this MD&A.

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures								Table 1
	Three Months Ended
(Dollars in millions and shares in thousands, except per share data)	2015				2014
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Selected Quarterly Financial Data
Summary of Operations:
Interest income	$1,363	$1,333	$1,297	$1,272	$1,349	$1,353	$1,346	$1,336
Interest expense	117	122	130	132	138	138	137	132
Net interest income	1,246	1,211	1,167	1,140	1,211	1,215	1,209	1,204
Provision for credit losses	51	32	26	55	74	93	73	102
Net interest income after provision for credit losses	1,195	1,179	1,141	1,085	1,137	1,122	1,136	1,102
Noninterest income	765	811	874	817	795	780	957	791
Noninterest expense	1,288	1,264	1,328	1,280	1,410	1,259	1,517	1,357
Income before provision for income taxes	672	726	687	622	522	643	576	536
Provision for income taxes	185	187	202	191	128	67	173	125
Net income attributable to noncontrolling interest	3	2	2	2	—	—	4	6
Net income	$484	$537	$483	$429	$394	$576	$399	$405
Net income available to common shareholders	$467	$519	$467	$411	$378	$563	$387	$393
Adjusted net income available to common shareholders [1]	$467	$519	$467	$411	$466	$433	$436	$393
Net interest income - FTE [2]	$1,281	$1,247	$1,203	$1,175	$1,248	$1,251	$1,244	$1,239
Total revenue - FTE [2]	2,046	2,058	2,077	1,992	2,043	2,031	2,201	2,030
Total adjusted revenue - FTE [1,2]	2,046	2,058	2,077	1,992	2,043	2,031	2,096	2,030
Net income per average common share:
Diluted	$0.91	$1.00	$0.89	$0.78	$0.72	$1.06	$0.72	$0.73
Adjusted diluted [1]	0.91	1.00	0.89	0.78	0.88	0.81	0.81	0.73
Basic	0.92	1.01	0.90	0.79	0.72	1.07	0.73	0.74
Dividends paid per average common share	0.24	0.24	0.24	0.20	0.20	0.20	0.20	0.10
Book value per common share	43.66	43.65	42.46	42.21	41.52	40.85	40.18	39.44
Tangible book value per common share [3]	31.65	31.75	30.65	30.49	29.82	29.21	28.64	27.82
Market capitalization	21,793	19,659	22,286	21,450	21,978	20,055	21,344	21,279
Market price per common share:
High	$45.24	$45.84	$44.69	$43.23	$43.06	$40.86	$40.84	$41.26
Low	36.79	37.09	40.40	36.52	33.97	36.42	36.82	36.23
Close	42.84	38.24	43.02	41.09	41.90	38.03	40.06	39.79
Selected Average Balances:
Total assets	$189,656	$188,341	$188,310	$189,265	$188,341	$183,433	$179,820	$176,971
Earning assets	170,262	168,334	168,461	168,179	167,227	163,688	160,373	157,343
Loans	135,214	132,837	132,829	133,338	133,438	130,747	130,734	128,525
Consumer and commercial deposits	148,163	145,226	142,851	140,476	136,892	132,195	130,472	128,396
Brokered time and foreign deposits	1,046	1,010	1,118	1,250	1,399	1,624	1,893	2,013
Intangible assets including MSRs	7,629	7,711	7,572	7,502	7,623	7,615	7,614	7,666
MSRs	1,273	1,352	1,223	1,152	1,272	1,262	1,220	1,265
Preferred stock	1,225	1,225	1,225	1,225	1,024	725	725	725
Total shareholders’ equity	23,583	23,384	23,239	23,172	22,754	22,191	21,994	21,727
Average common shares - diluted	514,507	518,677	522,479	526,837	527,959	533,230	535,486	536,992
Average common shares - basic	508,536	513,010	516,968	521,020	521,775	527,402	529,764	531,162
Financial Ratios (Annualized):
ROA	1.01%	1.13%	1.03%	0.92%	0.83%	1.25%	0.89%	0.93%
ROE	8.28	9.30	8.50	7.59	6.91	10.41	7.29	7.59
ROTCE [4]	11.40	12.84	11.77	10.53	9.62	14.59	10.29	10.78
Net interest margin - FTE [2]	2.98	2.94	2.86	2.83	2.96	3.03	3.11	3.19
Efficiency ratio [5]	62.96	61.44	63.92	64.23	69.00	62.03	68.93	66.83
Tangible efficiency ratio [6]	62.11	60.99	63.59	63.91	68.44	61.69	68.77	66.65
Adjusted tangible efficiency ratio [1,6]	62.11	60.99	63.59	63.91	61.34	61.69	63.69	66.65
Total average shareholders’ equity to total average assets	12.43	12.42	12.34	12.24	12.08	12.10	12.23	12.28

Tangible equity to tangible assets [7]	9.39	9.71	9.37	9.34	9.17	8.94	9.07	9.01
Effective tax rate	28	26	29	31	25	10	30	23
ALLL to period-end LHFI	1.29	1.34	1.39	1.43	1.46	1.49	1.55	1.58
Total NPAs to period-end LHFI, OREO, other repossessed assets, and nonperforming LHFS	0.54	0.40	0.49	0.53	0.59	0.71	0.80	0.85
Common dividend payout ratio	26.2	23.8	26.6	25.5	27.7	18.8	27.5	13.6
Capital Ratios at period end [8]:
CET1 (Basel III)	9.96%	10.04%	9.93%	9.89%	N/A	N/A	N/A	N/A
CET1 - fully phased-in (Basel III)	9.80	9.89	9.76	9.74	N/A	N/A	N/A	N/A
Tier 1 common equity (Basel I)	N/A	N/A	N/A	N/A	9.60%	9.63%	9.72%	9.90%
Tier 1 capital	10.80	10.90	10.79	10.76	10.80	10.54	10.66	10.88
Total capital	12.54	12.72	12.66	12.69	12.51	12.32	12.53	12.81
Leverage	9.69	9.68	9.56	9.41	9.64	9.51	9.56	9.57

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)

	Three Months Ended
(Dollars in millions, except per share data)	2015				2014
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Reconcilement of Non-U.S. GAAP Measures - Quarterly
Efficiency ratio [5]	62.96%	61.44%	63.92%	64.23%	69.00%	62.03%	68.93%	66.83%
Impact of excluding amortization	(0.85)	(0.45)	(0.33)	(0.32)	(0.56)	(0.34)	(0.16)	(0.18)
Tangible efficiency ratio [6]	62.11	60.99	63.59	63.91	68.44	61.69	68.77	66.65
Impact of excluding Form 8-K and other legacy mortgage-related items	—	—	—	—	(7.10)	—	(5.08)	—
Adjusted tangible efficiency ratio[1,6]	62.11%	60.99%	63.59%	63.91%	61.34%	61.69%	63.69%	66.65%
ROE	8.28%	9.30%	8.50%	7.59%	6.91%	10.41%	7.29%	7.59%
Impact of removing average intangible assets (net of deferred taxes), excluding MSRs, from average common shareholders' equity	3.12	3.54	3.27	2.94	2.71	4.18	3.00	3.19
ROTCE [4]	11.40%	12.84%	11.77%	10.53%	9.62%	14.59%	10.29%	10.78%
Net interest income	$1,246	$1,211	$1,167	$1,140	$1,211	$1,215	$1,209	$1,204
Taxable-equivalent adjustment	35	36	36	35	37	36	35	35
Net interest income - FTE [2]	1,281	1,247	1,203	1,175	1,248	1,251	1,244	1,239
Noninterest income	765	811	874	817	795	780	957	791
Total revenue - FTE [2]	2,046	2,058	2,077	1,992	2,043	2,031	2,201	2,030
Impact of excluding Form 8-K items	—	—	—	—	—	—	(105)	—
Total adjusted revenue - FTE [1,2]	$2,046	$2,058	$2,077	$1,992	$2,043	$2,031	$2,096	$2,030
Net income available to common shareholders	$467	$519	$467	$411	$378	$563	$387	$393
Impact of excluding Form 8-K and other legacy mortgage-related items	—	—	—	—	88	(130)	49	—
Adjusted net income available to common shareholders [1]	$467	$519	$467	$411	$466	$433	$436	$393
Noninterest income	$765	$811	$874	$817	$795	$780	$957	$791
Impact of excluding Form 8-K items	—	—	—	—	—	—	(105)	—
Adjusted noninterest income [1]	$765	$811	$874	$817	$795	$780	$852	$791
Noninterest expense	$1,288	$1,264	$1,328	$1,280	$1,410	$1,259	$1,517	$1,357
Impact of excluding Form 8-K and other legacy mortgage-related items	—	—	—	—	(145)	—	(179)	—
Adjusted noninterest expense [1]	$1,288	$1,264	$1,328	$1,280	$1,265	$1,259	$1,338	$1,357
Diluted net income per average common share	$0.91	$1.00	$0.89	$0.78	$0.72	$1.06	$0.72	$0.73
Impact of excluding Form 8-K and other legacy mortgage-related items	—	—	—	—	0.16	(0.25)	0.09	—
Adjusted diluted net income per average common share [1]	$0.91	$1.00	$0.89	$0.78	$0.88	$0.81	$0.81	$0.73

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)

Reconcilement of Non-U.S. GAAP Measures - Quarterly (continued)
(Dollars in millions, except per share data)	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total shareholders’ equity	$23,437	$23,664	$23,223	$23,260	$23,005	$22,269	$22,131	$21,817
Goodwill, net of deferred taxes [9]	(6,097)	(6,100)	(6,103)	(6,106)	(6,123)	(6,127)	(6,131)	(6,184)
Other intangible assets, net of deferred taxes, and MSRs [10]	(1,322)	(1,279)	(1,412)	(1,193)	(1,219)	(1,320)	(1,276)	(1,281)
MSRs	1,307	1,262	1,393	1,181	1,206	1,305	1,259	1,251
Tangible equity	17,325	17,547	17,101	17,142	16,869	16,127	15,983	15,603
Preferred stock	(1,225)	(1,225)	(1,225)	(1,225)	(1,225)	(725)	(725)	(725)
Tangible common equity	$16,100	$16,322	$15,876	$15,917	$15,644	$15,402	$15,258	$14,878

Total assets	$190,817	$187,036	$188,858	$189,881	$190,328	$186,818	$182,559	$179,542
Goodwill	(6,337)	(6,337)	(6,337)	(6,337)	(6,337)	(6,337)	(6,337)	(6,337)
Other intangible assets including MSRs	(1,325)	(1,282)	(1,416)	(1,193)	(1,219)	(1,320)	(1,277)	(1,282)
MSRs	1,307	1,262	1,393	1,181	1,206	1,305	1,259	1,251
Tangible assets	$184,462	$180,679	$182,498	$183,532	$183,978	$180,466	$176,204	$173,174
Tangible equity to tangible assets [7]	9.39%	9.71%	9.37%	9.34%	9.17%	8.94%	9.07%	9.01%
Tangible book value per common share[3]	$31.65	$31.75	$30.65	$30.49	$29.82	$29.21	$28.64	$27.82

Period-end LHFI	$136,442	$133,560	$132,538	$132,380	$133,112	$132,151	$129,744	$129,196
Government-guaranteed LHFI	(5,551)	(5,215)	(5,026)	(4,992)	(5,459)	(5,965)	(6,081)	(8,828)
LHFI at fair value	(257)	(262)	(263)	(268)	(272)	(284)	(292)	(299)
Period-end LHFI, excluding government-guaranteed and fair value loans	$130,634	$128,083	$127,249	$127,120	$127,381	$125,902	$123,371	$120,069
ALLL to period-end LHFI, excluding government- guaranteed and fair value loans [11]	1.34%	1.39%	1.44%	1.49%	1.52%	1.56%	1.62%	1.70%

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)
	Year Ended December 31
(Dollars in millions, except per share data)	2015	2014	2013	2012	2011
Reconcilement of Non-U.S. GAAP Measures - Annual
Efficiency ratio [5,12]	63.13%	66.74%	71.16%	59.29%	72.02%
Impact of excluding amortization	(0.49)	(0.30)	(0.27)	(0.43)	(0.50)
Tangible efficiency ratio [6,12]	62.64	66.44	70.89	58.86	71.52
Impact of excluding Form 8-K and other legacy mortgage-related items	—	(3.10)	(5.62)	8.05	—
Adjusted tangible efficiency ratio [1,6,12]	62.64%	63.34%	65.27%	66.91%	71.52%
ROE	8.42%	8.06%	6.34%	9.56%	2.56%
Impact of removing average intangible assets (net of deferred taxes), excluding MSRs, from average common shareholders' equity	3.22	3.27	2.91	4.46	1.27
ROTCE [4]	11.64	11.33	9.25	14.02	3.83
Impact of excluding Form 8-K and other legacy mortgage-related items	—	0.04	1.27	(5.47)	—
Adjusted ROTCE [1,4]	11.64%	11.37%	10.52%	8.55%	3.83%
Net interest income	$4,764	$4,840	$4,853	$5,102	$5,065
Taxable-equivalent adjustment	142	142	127	123	114
Net interest income - FTE [2]	4,906	4,982	4,980	5,225	5,179
Noninterest income	3,268	3,323	3,214	5,373	3,421
Total revenue - FTE [2]	8,174	8,305	8,194	10,598	8,600
Impact of excluding Form 8-K items	—	(105)	63	(1,475)	—
Total adjusted revenue - FTE [1,2]	$8,174	$8,200	$8,257	$9,123	$8,600
Net income available to common shareholders	$1,863	$1,722	$1,297	$1,931	$495
Impact of excluding Form 8-K and other legacy mortgage-related items	—	7	179	(753)	—
Adjusted net income available to common shareholders [1]	$1,863	$1,729	$1,476	$1,178	$495
Total revenue - FTE [2]	$8,174	$8,305	$8,194	$10,598	$8,600
Impact of excluding net securities gains/(losses)	21	(15)	2	1,974	117
Total revenue - FTE, excluding net securities gains/(losses) [2,13]	$8,153	$8,320	$8,192	$8,624	$8,483
Noninterest income	$3,268	$3,323	$3,214	$5,373	$3,421
Impact of excluding Form 8-K items	—	(105)	63	(1,475)	—
Adjusted noninterest income [1]	$3,268	$3,218	$3,277	$3,898	$3,421
Noninterest expense [12]	$5,160	$5,543	$5,831	$6,284	$6,194
Impact of excluding Form 8-K and other legacy mortgage-related items	—	(324)	(419)	(134)	—
Adjusted noninterest expense [1,12]	$5,160	$5,219	$5,412	$6,150	$6,194
Diluted net income per average common share	$3.58	$3.23	$2.41	$3.59	$0.94
Impact of excluding Form 8-K and other legacy mortgage-related items	—	0.01	0.33	(1.40)	—
Adjusted diluted net income per average common share [1]	$3.58	$3.24	$2.74	$2.19	$0.94
At December 31:
Total shareholders’ equity	$23,437	$23,005	$21,422	$20,985	$20,066
Goodwill, net of deferred taxes [9]	(6,097)	(6,123)	(6,183)	(6,206)	(6,190)
Other intangible assets, net of deferred taxes, and MSRs [10]	(1,322)	(1,219)	(1,332)	(949)	(1,001)
MSRs	1,307	1,206	1,300	899	921
Tangible equity	17,325	16,869	15,207	14,729	13,796
Preferred stock	(1,225)	(1,225)	(725)	(725)	(275)
Tangible common equity	$16,100	$15,644	$14,482	$14,004	$13,521

Total assets	$190,817	$190,328	$175,335	$173,442	$176,859
Goodwill	(6,337)	(6,337)	(6,369)	(6,369)	(6,344)
Other intangible assets including MSRs	(1,325)	(1,219)	(1,334)	(956)	(1,017)
MSRs	1,307	1,206	1,300	899	921
Tangible assets	$184,462	$183,978	$168,932	$167,016	$170,419
Tangible equity to tangible assets [7]	9.39%	9.17%	9.00%	8.82%	8.10%
Tangible book value per common share [3]	$31.65	$29.82	$27.01	$25.98	$25.18

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)

	Year Ended December 31
(Dollars in millions, except per share data)	2014				2013
Reconcilement of Non-U.S. GAAP Measures - Annual (continued)	As Reported	Adjustments		As Adjusted [1]	As Reported	Adjustments		As Adjusted [1]
Net interest income	$4,840	$—		$4,840	$4,853	$—		$4,853
Provision for credit losses	342	—		342	553	—		553
Net interest income after provision for credit losses	4,498	—		4,498	4,300	—		4,300
Noninterest Income
Service charges on deposit accounts	645	—		645	657	—		657
Other charges and fees	368	—		368	369	—		369
Card fees	320	—		320	310	—		310
Investment banking income	404	—		404	356	—		356
Trading income	182	—		182	182	—		182
Trust and investment management income	423	—		423	518	—		518
Retail investment services	297	—		297	267	—		267
Mortgage production related income	201	—		201	314	63	[14]	377
Mortgage servicing related income	196	—		196	87	—		87
Gain on sale of subsidiary	105	(105)	[15]	—	—	—		—
Net securities (losses)/gains	(15)	—		(15)	2	—		2
Other noninterest income	197	—		197	152	—		152
Total noninterest income	3,323	(105)		3,218	3,214	63		3,277
Noninterest Expense
Employee compensation	2,576	—		2,576	2,488	—		2,488
Employee benefits	386	—		386	413	—		413
Outside processing and software	741	—		741	746	—		746
Net occupancy expense	340	—		340	348	—		348
Equipment expense	169	—		169	181	—		181
Regulatory assessments	142	—		142	181	—		181
Marketing and customer development	134	—		134	135	—		135
Credit and collection services	91	—		91	264	(96)	[16]	168
Operating losses	441	(324)	[17]	117	503	(323)	[18]	180
Amortization	25	—		25	23	—		23
Other noninterest expense	498	—		498	549	—		549
Total noninterest expense	5,543	(324)		5,219	5,831	(419)		5,412
Income before provision for income taxes	2,278	219		2,497	1,683	482		2,165
Provision for income taxes	493	212	[19,20]	705	322	303	[20,21]	625
Income including income attributable to noncontrolling interest	1,785	7		1,792	1,361	179		1,540
Net income attributable to noncontrolling interest	11	—		11	17	—		17
Net income	$1,774	$7		$1,781	$1,344	$179		$1,523
Net income available to common shareholders	$1,722	$7		$1,729	$1,297	$179		$1,476
Net income per average common share - diluted	$3.23	$0.01		$3.24	$2.41	$0.33		$2.74
Total revenue - FTE [2]	$8,305	($105)		$8,200	$8,194	$63		$8,257
Efficiency ratio [5]	66.74%	(3.09)%		63.65%	71.16%	(5.62)%		65.54%
Tangible efficiency ratio [6]	66.44	(3.10)		63.34	70.89	(5.62)		65.27
Effective tax rate	22	6		28	19	10		29

A corresponding table for the year ended December 31, 2015 is not presented as there were no current year adjustments to our Consolidated Statements of Income that included a non-U.S.GAAP financial measure in this Form 10-K.

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)

Reconciliation of CET1 Ratio [8]	December 31, 2015
CET1	9.96%
Less:
MSRs	(0.12)
Other [22]	(0.04)
CET1 - fully phased-in	9.80%

Reconciliation of Pre-Provision Net Revenue ("PPNR") [23]	Year Ended December 31, 2015
Income before provision for income taxes	$2,707
Provision for credit losses	165
Debt extinguishment costs, net of related hedges	24
Less:
Net securities gains/(losses)	21
Fair value debt valuation gains	8
PPNR	$2,867
1 We present certain income statement categories and also total adjusted revenue-FTE, adjusted noninterest income, adjusted noninterest expense, adjusted net income per average common diluted share, adjusted net income, adjusted net income available to common shareholders, an adjusted efficiency ratio, an adjusted tangible efficiency ratio, adjusted ROTCE, and the effective tax rate, excluding Form 8-K items and other legacy mortgage-related items. We believe these measures are useful to investors because it removes the effect of material items impacting the periods' results and is more reflective of normalized operations as it reflects results that are primarily client relationship and client transaction driven. Removing these items also allows investors to compare our results to other companies in the industry that may not have had similar items impacting their results. Additional detail on certain of these items can be found in the Form 8-Ks filed with the SEC on January, 5, 2015, September 9, 2014, July 3, 2014, and October 10, 2013.
2 We present net interest income, net interest margin, total revenue, and total adjusted revenue on an FTE basis. Total revenue is calculated as net interest income - FTE plus noninterest income. Net interest income - FTE adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources.
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
4 We present ROTCE to exclude intangible assets (net of deferred tax liabilities), except for MSRs, from average common shareholders' equity. We believe this measure is useful to investors because, by removing the effect of intangible assets, except for MSRs, (the level of which may vary from company to company), it allows investors to more easily compare our ROE to other companies in the industry who present a similar measure. We also believe that removing the effect of intangible assets, except for MSRs, provides a more relevant measure of the return on our common shareholders' equity.
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
8 Basel III Final Rules became effective for us on January 1, 2015; thus, Basel III CET1 ratios are not applicable ("N/A") in periods ending prior to January 1, 2015 and Basel I Tier 1 common equity ratio is N/A in periods ending after January 1, 2015. Tier 1 capital, Total capital, and Leverage ratios for periods ended prior to January 1, 2015 were calculated under Basel I. The CET1 ratio on a fully phased-in basis at December 31, 2015 is estimated and is presented to provide investors with some indication of our capital adequacy under the future CET1 requirements, which will apply to us beginning on January 1, 2018.
9 Net of deferred tax liabilities of $240 million, $237 million, $234 million, and $231 million at December 31, 2015, September 30, 2015, June 30, 2015, and March 31, 2015, respectively. Net of deferred tax liabilities of $214 million, $210 million, $206 million, and $193 million at December 31, 2014, September 30, 2014, June 30, 2014, and March 31, 2014, respectively. Net of deferred tax liabilities of $186 million, $163 million, and $154 million at December 31, 2013, 2012, and 2011, respectively.
10 Net of deferred tax liabilities of $3 million, $4 million, $4 million, and $0 at December 31, 2015, September 30, 2015, June 30, 2015, and March 31, 2015, respectively. Net of deferred tax liabilities of $0, $0, $1 million, and $1 million at December 31, 2014, September 30, 2014, June 30, 2014, and March 31, 2014, respectively. Net of deferred tax liabilities of $2 million, $7 million, and $16 million at December 31, 2013, 2012, and 2011, respectively.
11 We present a ratio of ALLL to period-end LHFI, excluding government-guaranteed and fair value loans. We believe that this presentation more appropriately reflects the relationship between the ALLL and loans that attract an allowance. No allowance is recorded for LHFI at fair value or for loans guaranteed by a government agency for which we assume nominal risk of principal loss.
12 Amortization expense related to qualified affordable housing investment costs is recognized in provision/(benefit) for income taxes for all periods presented as allowed by an accounting standard adopted in 2014. Prior to the first quarter of 2014, these amounts were recognized in other noninterest expense, and therefore, for comparative purposes, $49 million, $39 million, and $40 million, of amortization expense was reclassified to provision/(benefit) for income taxes for the years ended December 31, 2013, 2012, and 2011, respectively.
13 We present total revenue - FTE excluding net securities gains/(losses). Total Revenue is calculated as net interest income - FTE plus noninterest income. Net interest income is presented on an FTE basis, which adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. We also believe that revenue without net securities gains/(losses) is more indicative of our performance because it isolates income that is primarily client relationship and client transaction driven and is more indicative of normalized operations.
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
16 Reflects the pre-tax impact from the mortgage servicing advances allowance increase during the third quarter of 2013, announced in Form 8-K filed with the SEC on October 10, 2013, and impacts the Mortgage Banking segment.
17 Reflects the pre-tax impact from legacy mortgage-related matters during the fourth quarter of 2014 and the settlement of the mortgage modification investigation during the second quarter of 2014, further detailed in Form 8-Ks filed with the SEC on January 5, 2015 and July 3, 2014, respectively, as well as other legacy mortgage-related items during the second quarter of 2014, which impact the Mortgage Banking segment.
18 Reflects the pre-tax impact from the settlement of certain legal and regulatory matters during the third quarter of 2013, announced in Form 8-K filed with the SEC on October 10, 2013, and primarily impacts the Mortgage Banking segment.
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
22 Primarily includes the phase-out from capital of certain DTAs, the overfunded pension asset, and other intangible assets.
23 We present a reconciliation of PPNR because it is a performance metric utilized in certain of our compensation plans. PPNR impacts the level of awards if certain thresholds are met.

Consolidated Daily Average Balances, Income/Expense, and Average Yields Earned/Rates Paid								Table 2
	2015			2014			2013
(Dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
ASSETS
Loans held for investment: [1]
C&I - FTE [2]	$65,786	$2,112	3.21%	$61,181	$2,184	3.57%	$54,788	$2,181	3.98%
CRE	6,178	173	2.80	6,150	177	2.88	4,513	146	3.24
Commercial construction	1,603	50	3.12	1,078	35	3.28	701	24	3.46
Residential mortgages - guaranteed	636	24	3.77	1,890	70	3.68	3,708	106	2.85
Residential mortgages - nonguaranteed	23,759	913	3.84	23,691	944	3.99	23,007	958	4.17
Residential home equity products	13,535	501	3.70	14,329	512	3.57	14,474	525	3.63
Residential construction	384	19	4.85	457	21	4.64	549	27	4.91
Consumer student - guaranteed	4,584	173	3.78	5,375	197	3.66	5,426	207	3.82
Consumer other direct	5,344	230	4.30	3,635	153	4.22	2,535	111	4.37
Consumer indirect	10,262	333	3.24	11,459	366	3.19	11,072	377	3.41
Consumer credit cards	944	94	10.00	772	75	9.64	646	62	9.66
Nonaccrual [3]	543	22	4.13	857	22	2.59	1,238	33	2.63
Total LHFI - FTE [2]	133,558	4,644	3.48	130,874	4,756	3.63	122,657	4,757	3.88
Securities AFS:
Taxable	26,327	587	2.23	23,779	603	2.54	22,383	569	2.54
Tax-exempt - FTE [2]	176	9	5.20	245	13	5.26	258	13	5.18
Total securities AFS - FTE [2]	26,503	596	2.25	24,024	616	2.56	22,641	582	2.57
Fed funds sold and securities borrowed or purchased under agreements to resell	1,147	—	—	1,067	—	—	1,024	—	0.02
LHFS - FTE [2]	2,348	83	3.52	2,085	78	3.75	3,096	107	3.44
Interest-bearing deposits in other banks	22	—	0.12	31	—	0.08	21	—	0.09
Interest earning trading assets	5,235	84	1.62	4,108	76	1.86	4,289	69	1.61
Total earning assets - FTE [2]	168,813	5,407	3.20	162,189	5,526	3.41	153,728	5,515	3.59
ALLL	(1,835)			(1,995)			(2,121)
Cash and due from banks	5,614			5,773			4,530
Other assets	14,527			14,674			14,287
Noninterest earning trading assets and derivative instruments	1,265			1,255			1,660
Unrealized gains on securities available for sale, net	508			280			413
Total assets	$188,892			$182,176			$172,497
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
NOW accounts	$35,161	$31	0.09%	$28,879	$22	0.08%	$26,083	$17	0.07%
Money market accounts	50,518	85	0.17	44,813	66	0.15	42,655	54	0.13
Savings	6,165	2	0.03	6,076	2	0.04	5,740	3	0.05
Consumer time	6,443	49	0.77	7,539	66	0.88	9,018	102	1.13
Other time	3,813	39	1.02	4,294	46	1.06	4,937	64	1.29
Total interest-bearing consumer and commercial deposits	102,100	206	0.20	91,601	202	0.22	88,433	240	0.27
Brokered time deposits	888	13	1.41	1,584	33	2.08	2,030	51	2.49
Foreign deposits	218	—	0.13	146	—	0.12	35	—	0.13
Total interest-bearing deposits	103,206	219	0.21	93,331	235	0.25	90,498	291	0.32
Funds purchased	822	1	0.11	931	1	0.09	639	1	0.10
Securities sold under agreements to repurchase	1,821	4	0.21	2,202	3	0.14	1,857	3	0.14
Interest-bearing trading liabilities	881	22	2.44	806	21	2.65	705	17	2.45
Other short-term borrowings	2,135	3	0.16	6,135	14	0.23	4,953	13	0.26
Long-term debt	10,873	252	2.32	12,359	270	2.19	9,872	210	2.12
Total interest-bearing liabilities	119,738	501	0.42	115,764	544	0.47	108,524	535	0.49
Noninterest-bearing deposits	42,102			40,411			38,643
Other liabilities	3,276			3,473			3,602
Noninterest-bearing trading liabilities and derivative instruments	430			358			561
Shareholders’ equity	23,346			22,170			21,167
Total liabilities and shareholders’ equity	$188,892			$182,176			$172,497
Interest rate spread			2.78%			2.94%			3.10%
Net interest income - FTE [2,4]		$4,906			$4,982			$4,980
Net interest margin [5]			2.91%			3.07%			3.24%

1 Interest income includes loan fees of $189 million, $196 million, and $153 million for the years ended December 31, 2015, 2014, and 2013, respectively.
2 Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $142 million, $142 million, and $127 million for the years ended December 31, 2015, 2014, and 2013, respectively.
3 Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
4 Derivative instruments employed to manage our interest rate sensitivity increased net interest income $300 million, $419 million, and $444 million for the years ended December 31, 2015, 2014, and 2013, respectively.
5 Net interest margin is calculated by dividing net interest income – FTE by average total earning assets.

Analysis of Changes in Net Interest Income [1]						Table 3
	2015 Compared to 2014			2014 Compared to 2013
(Dollars in millions on a taxable-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Increase/(Decrease) in Interest Income:
Loans:
C&I - FTE [2]	$157	($229)	($72)	$241	($238)	$3
CRE	1	(5)	(4)	49	(18)	31
Commercial construction	17	(2)	15	12	(1)	11
Residential mortgages - guaranteed	(47)	1	(46)	(61)	25	(36)
Residential mortgages - nonguaranteed	3	(34)	(31)	28	(42)	(14)
Residential home equity products	(29)	18	(11)	(5)	(8)	(13)
Residential construction	(3)	1	(2)	(4)	(2)	(6)
Consumer student - guaranteed	(30)	6	(24)	(2)	(8)	(10)
Consumer other direct	74	3	77	46	(4)	42
Consumer indirect	(39)	6	(33)	13	(24)	(11)
Consumer credit cards	16	3	19	13	—	13
Nonaccrual	(10)	10	—	(10)	(1)	(11)
Securities AFS:
Taxable	61	(77)	(16)	34	—	34
Tax-exempt - FTE [2]	(4)	—	(4)	—	—	—
LHFS - FTE [2]	10	(5)	5	(38)	9	(29)
Interest earning trading assets	19	(11)	8	(3)	10	7
Total increase/(decrease) in interest income - FTE [2]	196	(315)	(119)	313	(302)	11

Increase/(Decrease) in Interest Expense:
NOW accounts	6	3	9	2	3	5
Money market accounts	9	10	19	4	8	12
Savings	—	—	—	—	(1)	(1)
Consumer time	(9)	(8)	(17)	(15)	(21)	(36)
Other time	(5)	(2)	(7)	(8)	(10)	(18)
Brokered time deposits	(12)	(8)	(20)	(10)	(8)	(18)
Securities sold under agreements to repurchase	—	1	1	—	—	—
Interest-bearing trading liabilities	2	(1)	1	3	1	4
Other short-term borrowings	(7)	(4)	(11)	3	(2)	1
Long-term debt	(34)	16	(18)	53	7	60
Total (decrease)/increase in interest expense	(50)	7	(43)	32	(23)	9
Increase/(decrease) in net interest income - FTE [2]	$246	($322)	($76)	$281	($279)	$2
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

Net Interest Income/Margin (FTE)
Net interest income was $4.9 billion in 2015, a decrease of $76 million, or 2%, compared to 2014. Net interest margin declined 16 basis points to 2.91% for 2015 compared to 2014, due to a 21 basis point decline in the average earning assets yield. The earning assets yield decline was driven by lower yields on LHFI, largely due to the decline in commercial loan swap income, and lower yields on securities AFS. Partially offsetting the decline in average earning assets yield was a five basis point reduction in rates on interest-bearing liabilities driven by lower rates paid on average interest-bearing deposits during 2015.
Average earning assets increased $6.6 billion, or 4%, for the year ended December 31, 2015, compared to 2014, driven primarily by a $2.7 billion, or 2%, increase in average LHFI and a $2.5 billion, or 10%, increase in average securities AFS. The increase in average LHFI was attributable to growth in the C&I, consumer direct, and commercial construction portfolios. These increases were partially offset by declines in government-guaranteed residential mortgages, indirect auto, home equity, and guaranteed student loans. The declines in indirect auto and student loans were due to balance sheet optimization efforts that we executed throughout the year. Average nonaccrual loans declined 37%, driven by the ongoing resolution of NPLs. See the "Loans" section in this MD&A for additional discussion regarding loan activity during the year.
Yields on average earning assets declined 21 basis points compared to 2014, to 3.20% for the year ended December 31, 2015, driven primarily by a 15 basis point decline in LHFI yields. The decrease in the yield on average LHFI was driven primarily by a decline in yield on average commercial loans, particularly in our C&I portfolio, as well as a decline in yield on average nonguaranteed residential mortgages. The declines were driven by lower commercial loan swap income, the paydown of higher yielding loans, and the addition of new loan production at lower rates than the existing portfolio due to the highly competitive, low interest rate environment. Additionally, yields on securities AFS declined 31 basis points compared to the year ended December 31, 2014, driven largely by the addition of lower-yielding U.S. Treasury securities during 2015 in preparation for LCR requirements that took effect on January 1, 2016. Also contributing to the decline in yield was higher MBS premium amortization during 2015 of $208 million, compared to $152 million during 2014, as a result of increased MBS prepayments. See the "Securities Available for Sale" section in this MD&A for additional information regarding the composition and associated yields on our investment securities.
We utilize interest rate swaps to manage interest rate risk. These instruments are primarily receive-fixed, pay-variable swaps that convert a portion of our commercial loan portfolio from floating rates, based on LIBOR, to fixed rates. At December 31, 2015, the outstanding notional balance of active swaps that qualified as cash flow hedges on variable rate commercial loans was $16.9 billion, compared to active swaps of $15.4 billion at December 31, 2014.
In addition to the income recognized from active swaps, we also continue to recognize interest income over the original hedge period resulting from terminated or de-designated swaps that were previously designated as cash flow hedges on variable rate commercial loans. Interest income from our commercial loan swaps decreased to $261 million in 2015, compared to $387 million in 2014. The decline was primarily due to a reduction in income from the maturity of active and previously terminated swaps that reached their original maturity date during the second half of 2014 and in 2015. As we manage our interest rate risk we may continue to purchase additional and/or terminate existing interest rate swaps. In 2016, commercial loan swap income will decline modestly relative to 2015, largely due to a potential increase in LIBOR, which would be more than offset by higher net interest income from other areas of the balance sheet.
Remaining swaps on commercial loans have maturities through 2022. The average maturity of our active swaps at December 31, 2015 was 3.3 years. The commercial loan swaps are receive-fixed, pay-variable based on LIBOR. The weighted average rate on the receive-fixed rate leg of the commercial loan swap portfolio at December 31, 2015 was 1.38%.

Compared to the year ended December 31, 2014, average interest-bearing liabilities increased $4.0 billion, or 3%, primarily due to an increase in average lower-cost deposits, partially offset by declines in average wholesale funding and time deposits. Average noninterest-bearing demand deposits also increased $1.7 billion, or 4%, compared to the year ended December 31, 2014. The increase in lower-cost deposits enabled a $4.0 billion, or 65%, decrease in average other short-term borrowings, primarily FHLB advances and master notes, as well as a $1.5 billion, or 12%, decrease in average long-term debt, driven by a decrease in average long-term FHLB advances, compared to 2014. See the "Borrowings" section in this MD&A for additional information regarding other short-term borrowings and long-term debt.
The five basis point reduction in rates paid on average interest-bearing liabilities during 2015 was driven by slightly lower rates paid on interest-bearing deposits, as well as a seven basis point decline in rates paid on other short-term borrowings. The decline in the average rate paid on interest-bearing deposits was a result of the improved mix driven by the shift from time deposits to lower-cost deposit products, as well as a reduction in rates paid on time deposits as higher rate CDs matured.
Looking forward, we expect first quarter 2016 net interest margin to improve two to five basis points relative to the fourth quarter of 2015 from the benefit of slightly higher short-term interest rates. We will continue to carefully manage the duration of our overall balance sheet in light of the current low interest rate environment, while also ensuring our balance sheet is structured to benefit from potential increases in short-term rates. See Table 22, "Net Interest Income Asset Sensitivity," in this MD&A for an analysis of potential changes in net interest income due to instantaneous moves in benchmark interest rates.
Foregone Interest
As average nonaccrual loans continued to decrease, foregone interest income from NPLs had limited effect on the net interest margin for the year ended December 31, 2015. Foregone interest income from NPLs reduced net interest margin by two basis points for the year ended December 31, 2014. See additional discussion of our expectations of future credit quality in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A. In addition, Table 2 of this MD&A contains more detailed information concerning average balances, yields earned, and rates paid.

NONINTEREST INCOME
			Table 4
	Year Ended December 31
(Dollars in millions)	2015	2014	2013
Service charges on deposit accounts	$622	$645	$657
Other charges and fees	377	368	369
Card fees	329	320	310
Investment banking income	461	404	356
Trading income	181	182	182
Trust and investment management income	334	423	518
Retail investment services	300	297	267
Mortgage production related income	270	201	314
Mortgage servicing related income	169	196	87
Gain on sale of subsidiary	—	105	—
Net securities gains/(losses)	21	(15)	2
Other noninterest income	204	197	152
Total noninterest income	$3,268	$3,323	$3,214

Adjusted noninterest income [1]	$3,268	$3,218	$3,277
1 See Table 1 in this MD&A for a reconcilement of non-U.S. GAAP measures and additional information.

Noninterest income decreased $55 million, or 2%, compared to 2014, primarily due to the gain on the sale of RidgeWorth in 2014 and associated foregone revenue in 2015, partially offset by higher investment banking and mortgage production income, gains from the sale of investment securities, and modest growth in other noninterest income categories in 2015. Noninterest income for 2015 increased $50 million, or 2%, compared to 2014 adjusted noninterest income. See Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding, and a reconciliation of, adjusted noninterest income.
Service charges on deposit accounts decreased $23 million, or 4%, compared to 2014, as service charges on deposit accounts for both consumer and commercial deposit accounts decreased in 2015. This reflects our enhanced technology and increased transparency provided to clients, which has helped them to manage their deposit accounts more effectively. During 2016, we expect further declines in service charges on deposit accounts, driven in part by updates to our posting order process, which will be effective in the fourth quarter of 2016.
Investment banking income increased $57 million, or 14%, compared to 2014. The increase was driven by higher client activity across most product categories, including strong growth in equity originations, mergers and acquisitions advisory revenue, and debt capital markets activity. This growth reflects the investments we have made to expand our advisory capabilities to all of our Wholesale clients.
Trust and investment management income decreased $89 million, or 21%, compared to 2014. The decrease was primarily due to foregone revenue resulting from the sale of RidgeWorth in the second quarter of 2014 as well as a decline in market value of assets under management during 2015. For additional information related to the sale of RidgeWorth, see Note 2, "Acquisitions/Dispositions," to the Consolidated Financial Statements in this Form 10-K.
Mortgage production related income increased $69 million, or 34%, compared to 2014. The increase compared to the prior year was due to an increase in production volume and a decline in the mortgage repurchase provision due to the continued reduction in repurchase requests and the resolution of previous repurchase demands. Mortgage production volume increased 38% compared to 2014 while gain on sale margins remained stable. For additional information on the mortgage repurchase reserve, see Note 16, "Guarantees," to the Consolidated Financial Statements in this Form 10-K.
Mortgage servicing related income decreased $27 million, or 14%, compared to 2014. The decrease was due to higher MSR decay resulting from increased refinance activity, partially offset by higher servicing fees driven by a larger servicing portfolio. The servicing portfolio was $148.2 billion at December 31, 2015, compared to $142.1 billion at December 31, 2014.
Repositioning of the investment portfolio during 2015 resulted in higher net securities gains for the year, compared to 2014. For additional information regarding our securities AFS portfolio and related repositioning, see the "Securities Available for Sale" section of this MD&A.

NONINTEREST EXPENSE
			Table 5
	Year Ended December 31
(Dollars in millions)	2015	2014	2013
Employee compensation	$2,576	$2,576	$2,488
Employee benefits	366	386	413
Total personnel expenses	2,942	2,962	2,901
Outside processing and software	815	741	746
Net occupancy expense	341	340	348
Equipment expense	164	169	181
Marketing and customer development	151	134	135
Regulatory assessments	139	142	181
Credit and collection services	71	91	264
Operating losses	56	441	503
Amortization	40	25	23
Other noninterest expense [1]	441	498	549
Total noninterest expense	$5,160	$5,543	$5,831

Adjusted noninterest expense [2]	$5,160	$5,219	$5,412
1 Amortization expense related to qualified affordable housing investment costs is recognized in provision for income taxes for each of the periods presented as allowed by an accounting standard adopted in 2014. Prior to 2014, these amounts were recognized in other noninterest expense, and therefore, for comparative purposes, $49 million of amortization expense has been reclassified to provision for income taxes for the year ended December 31, 2013.
2 See Table 1 in this MD&A for a reconcilement of non-U.S. GAAP measures and additional information.

Noninterest expense decreased $383 million, or 7%, compared to 2014, driven primarily by $324 million of legacy mortgage-related operating losses recognized in 2014. Further declines were driven by the sale of RidgeWorth in the second quarter of 2014 and the associated reduction of expenses, as well as our continued focus on expense management, as noninterest expense for 2015 decreased $59 million, or 1%, compared to 2014 adjusted noninterest expense. See Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding, and a reconciliation of, adjusted noninterest expense.
Personnel expenses decreased $20 million, or 1%, compared to 2014. The decrease compared to the prior year was largely due to the sale of RidgeWorth and lower medical claims, partially offset by higher incentive-based compensation due to improved business performance in 2015. Looking ahead to the first quarter of 2016, we anticipate an increase in our personnel expenses by up to $100 million due to the typical seasonal increases in 401(k) and FICA expenses, and a return to more normal accrual rates on certain incentive and benefit costs.
Outside processing and software expenses increased $74 million, or 10%, compared to 2014. The increase was due to the higher utilization of third party services, increased business and compliance activity, as well as increased investments in technology.
Marketing and customer development increased $17 million, or 13%, compared to 2014. The increase compared to the prior year was due to higher advertising costs and other client development costs in 2015. We expect total marketing costs to increase in 2016 and be weighted more towards the first half of the year versus the second half, which would be more typical, as we are introducing a new campaign to further advance our Company’s purpose.

Credit and collection services decreased $20 million, or 22%, compared to 2014. The decrease compared to the prior year was primarily due to reductions in the reserve for mortgage servicing advances during 2015 due to continued improvements in credit quality and operational effectiveness.
Operating losses decreased $385 million, or 87%, compared to 2014. The decrease compared to the prior year was primarily due to $179 million of legacy mortgage-related charges recognized in the second quarter of 2014, a $145 million legal provision related to legacy mortgage-related matters recognized in the fourth quarter of 2014, and favorable developments in previous mortgage-related matters, resulting in accrual reductions recognized in 2015.
Amortization increased $15 million, or 60%, compared to 2014. The increase was driven by increased investments in low-income community development projects, which also resulted in a similar increase in tax credits.
Other noninterest expense decreased $57 million, or 11%, compared to the prior year. The decrease compared to the prior year was due to current year recoveries of previously recognized losses related to the financial crisis and the $36 million impairment of legacy affordable housing assets recognized during the first quarter of 2014. These decreases were partially offset by $24 million of debt extinguishment costs, net of related hedges, in 2015 related to balance sheet repositioning activity.
Following four consecutive years of expense declines, we expect 2016 expenses to be higher than 2015, consistent with our expectation of improved revenue. However, we will maintain our focus on further improving the efficiency ratio, and if revenue growth in 2016 does not materialize we will adjust our expense base accordingly.

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
Residential Loans
Residential mortgages, both government-guaranteed and nonguaranteed, consist of loans secured by 1-4 family homes, mostly prime, first-lien loans. Residential home equity products consist of equity lines of credit and closed-end equity loans that may be in either a first lien or junior lien position. Residential construction loans include owner-occupied residential lot loans and construction-to-perm loans.

Consumer Loans
Consumer loans include government-guaranteed student loans, other direct loans (consisting primarily of direct auto loans, loans secured by negotiable collateral, unsecured loans, and private student loans), indirect loans (consisting of loans secured by automobiles, boats, and recreational vehicles), and consumer credit cards.

The composition of our loan portfolio at December 31 is shown in Table 6.

Loan Portfolio by Types of Loans					Table 6
(Dollars in millions)	2015	2014	2013	2012	2011
Commercial loans:
C&I	$67,062	$65,440	$57,974	$54,048	$49,538
CRE	6,236	6,741	5,481	4,127	5,094
Commercial construction	1,954	1,211	855	713	1,240
Total commercial loans	75,252	73,392	64,310	58,888	55,872
Residential loans:
Residential mortgages - guaranteed	629	632	3,416	4,252	6,672
Residential mortgages - nonguaranteed [1]	24,744	23,443	24,412	23,389	23,243
Residential home equity products	13,171	14,264	14,809	14,805	15,765
Residential construction	384	436	553	753	980
Total residential loans	38,928	38,775	43,190	43,199	46,660
Consumer loans:
Guaranteed student	4,922	4,827	5,545	5,357	7,199
Other direct	6,127	4,573	2,829	2,396	2,059
Indirect	10,127	10,644	11,272	10,998	10,165
Credit cards	1,086	901	731	632	540
Total consumer loans	22,262	20,945	20,377	19,383	19,963
LHFI	$136,442	$133,112	$127,877	$121,470	$122,495
LHFS [2]	$1,838	$3,232	$1,699	$3,399	$2,353
1 Includes $257 million, $272 million, $302 million, $379 million, and $431 million of LHFI measured at fair value at December 31, 2015, 2014, 2013, 2012, and 2011, respectively.
2 Includes $1.5 billion, $1.9 billion, $1.4 billion, $3.2 billion, and $2.1 billion of LHFS measured at fair value at December 31, 2015, 2014, 2013, 2012, and 2011, respectively.

Table 7 presents maturities and sensitivities of certain LHFI to changes in interest rates:

				Table 7
	At December 31, 2015
(Dollars in millions)	Total	Due in 1 Year or Less	Due After 1 Year through 5 Years	Due After 5 Years
Loan Maturity
C&I and CRE [1]	$68,695	$17,490	$41,512	$9,693
Commercial construction	1,954	228	1,430	296
Total	$70,649	$17,718	$42,942	$9,989

Interest Rate Sensitivity
Selected loans with:
Predetermined interest rates			$3,282	$4,156
Floating or adjustable interest rates			39,660	5,833
Total			$42,942	$9,989
1 Excludes $3.9 billion in lease financing and $672 million in installment loans.

Table 8 presents our outstanding commercial LHFI by industry:

				Table 8
	December 31, 2015		December 31, 2014
(Dollars in millions)	Commercial Loans	% of Total Commercial	Commercial Loans	% of Total Commercial
Real estate	$12,529	17%	$11,343	15%
Diversified financials and insurance	8,529	11	9,018	12
Consumer products and services	8,157	11	8,822	12
Health care & pharmaceuticals	7,090	9	6,329	9
Automotive	6,012	8	5,638	8
Government	4,450	6	4,457	6
Retailing	4,279	6	4,132	6
Diversified commercial services and supplies	3,945	5	3,759	5
Capital goods	3,536	5	3,338	4
Energy	3,073	4	3,435	5
Media & telecommunication services	2,672	4	2,681	4
Technology (hardware & software)	2,411	3	1,967	3
Transportation	2,156	3	2,317	3
Materials	1,982	3	1,934	3
Utilities	1,873	2	1,958	2
Not-for-profits/religious organizations	1,771	2	1,959	3
Other	787	1	305	—
Total commercial loans	$75,252	100%	$73,392	100%

Table 9 presents our LHFI portfolio by geography (based on the U.S. Census Bureau's classifications of U.S. regions):

								Table 9
	December 31, 2015
	Commercial		Residential		Consumer		Total LHFI
(Dollars in millions)	Balance	% of Total Commercial	Balance	% of Total Residential	Balance	% of Total Consumer	Balance	% of Total LHFI
South region:
Florida	$12,712	17%	$9,752	25%	$3,764	17%	$26,228	19%
Georgia	9,820	13	5,917	15	1,769	8	17,506	13
Virginia	6,650	9	5,976	15	1,446	6	14,072	10
Maryland	4,220	6	4,280	11	1,262	6	9,762	7
North Carolina	4,106	5	3,549	9	1,419	6	9,074	7
Tennessee	4,710	6	2,123	5	818	4	7,651	6
Texas	3,362	4	351	1	2,592	12	6,305	5
South Carolina	1,517	2	1,796	5	497	2	3,810	3
District of Columbia	1,375	2	790	2	85	—	2,250	2
Other Southern states	4,100	5	556	1	1,346	6	6,002	4
Total South region	52,572	70	35,090	90	14,998	67	102,660	75
Northeast region:
New York	4,489	6	142	—	717	3	5,348	4
Pennsylvania	1,651	2	111	—	776	3	2,538	2
New Jersey	1,563	2	137	—	400	2	2,100	2
Other Northeastern states	2,165	3	230	1	516	2	2,911	2
Total Northeast region	9,868	13	620	2	2,409	11	12,897	9
West region:
California	3,368	4	1,954	5	1,091	5	6,413	5
Other Western states	2,059	3	752	2	1,037	5	3,848	3
Total West region	5,427	7	2,706	7	2,128	10	10,261	8
Midwest region:
Illinois	1,614	2	185	—	420	2	2,219	2
Ohio	885	1	52	—	457	2	1,394	1
Other Midwestern states	3,360	4	275	1	1,803	8	5,438	4
Total Midwest region	5,859	8	512	1	2,680	12	9,051	7
Foreign loans	1,526	2	—	—	47	—	1,573	1
Total	$75,252	100%	$38,928	100%	$22,262	100%	$136,442	100%

	December 31, 2014
	Commercial		Residential		Consumer		Total LHFI
(Dollars in millions)	Balance	% of Total Commercial	Balance	% of Total Residential	Balance	% of Total Consumer	Balance	% of Total LHFI
South region:
Florida	$12,333	17%	$10,152	26%	$3,651	17%	$26,136	20%
Georgia	9,221	13	5,955	15	1,579	8	16,755	13
Virginia	7,191	10	5,721	15	1,479	7	14,391	11
Maryland	3,903	5	3,952	10	1,304	6	9,159	7
North Carolina	3,733	5	3,623	9	1,366	7	8,722	7
Tennessee	4,728	6	2,237	6	749	4	7,714	6
Texas	3,247	4	372	1	2,386	11	6,005	5
South Carolina	1,441	2	1,855	5	431	2	3,727	3
District of Columbia	1,313	2	703	2	92	—	2,108	2
Other Southern states	3,663	5	565	1	1,475	7	5,703	4
Total South region	50,773	69	35,135	91	14,512	69	100,420	75
Northeast region:
New York	4,291	6	145	—	677	3	5,113	4
Pennsylvania	1,675	2	117	—	691	3	2,483	2
New Jersey	1,528	2	141	—	361	2	2,030	2
Other Northeastern states	2,327	3	236	1	444	2	3,007	2
Total Northeast region	9,821	13	639	2	2,173	10	12,633	9
West region:
California	3,006	4	1,622	4	899	4	5,527	4
Other Western states	2,332	3	798	2	899	4	4,029	3
Total West region	5,338	7	2,420	6	1,798	9	9,556	7
Midwest region:
Illinois	2,180	3	233	1	352	2	2,765	2
Ohio	935	1	56	—	388	2	1,379	1
Other Midwestern states	3,054	4	292	1	1,686	8	5,032	4
Total Midwest region	6,169	8	581	1	2,426	12	9,176	7
Foreign loans	1,291	2	—	—	36	—	1,327	1
Total	$73,392	100%	$38,775	100%	$20,945	100%	$133,112	100%

Loans Held for Investment
LHFI totaled $136.4 billion at December 31, 2015, an increase of $3.3 billion, or 3%, from December 31, 2014, driven largely by growth in C&I, consumer direct, and residential mortgage loans, partially offset by a decrease in residential home equity products, CRE, and indirect loans due to paydowns and dispositions.
Average loans during 2015 totaled $133.6 billion, up $2.7 billion, or 2%, compared to 2014. Average performing loans increased $3.0 billion, or 2%, driven primarily by growth in C&I and consumer direct, which was partially offset by payoffs in home equity, reductions in guaranteed mortgages and student loans, and a decrease in consumer indirect loans due to a $1.0 billion auto loan securitization completed in June 2015. See the "Net Interest Income/Margin" section of this MD&A for more information regarding average loan balances.
Commercial loans increased $1.9 billion, or 3%, during 2015 compared to December 31, 2014. C&I loans increased $1.6 billion, or 2%, compared to December 31, 2014, driven by growth in a number of industry verticals and client segments. Commercial construction loans increased $743 million, or 61%, compared to December 31, 2014, driven primarily by advances on existing loans with developer clients. CRE loans decreased $505 million, or 7%, compared to December 31, 2014, largely due to elevated paydowns.
Residential loans were relatively stable during 2015 compared to December 31, 2014. Nonguaranteed residential mortgages increased $1.3 billion, or 6%, offset by a $1.1 billion, or 8%, decrease in residential home equity products. Residential home equity products decreased as paydowns exceeded new originations and draws during 2015.
At December 31, 2015, 40% of our residential home equity products were in a first lien position and 60% were in a junior lien position. For residential home equity products in a junior lien position, we own or service 30% of the loans that are senior to the home equity product. Additionally, approximately 13% of the home equity line portfolio is due to convert to amortizing term loans by the end of 2016 and an additional 30% enter the conversion phase over the following three years. Based on historical trends, within 12 months of the end of their draw period, approximately 82% of all accounts, and approximately 72% of accounts with a balance, are closed or refinanced into an amortizing loan or a new line of credit.
We perform credit management activities to limit our loss exposure on home equity accounts. These activities may result in the suspension of available credit and curtailment of available draws of most home equity junior lien accounts when the first lien position is delinquent, including when the junior lien is still current. We monitor the delinquency status of first mortgages serviced by other parties and actively monitor refreshed credit bureau scores of borrowers with junior liens, as these scores are highly sensitive to first lien mortgage delinquency. At December 31, 2015 and 2014, the loss severity on home equity junior lien accounts was approximately 75% and 80%, respectively. The average borrower FICO score related to loans in our home equity portfolio was approximately 760 at both December 31, 2015 and

2014, and the average outstanding loan size was approximately $46,000 at both December 31, 2015 and 2014.
Consumer loans increased $1.3 billion, or 6%, during 2015 compared to December 31, 2014. The increase was attributable to a $1.6 billion, or 34%, increase in consumer direct loans given continued growth in our online origination channels and partnerships, and a $185 million, or 21%, increase in credit cards, partially offset by a $517 million, or 5%, decrease in indirect loans. The decrease in consumer indirect loans was due to our securitization of $1.0 billion in consumer indirect auto loans during 2015, partially offset by new originations. Going forward, we may periodically conduct additional auto loan securitization transactions, as they allow us to more efficiently use the balance sheet and diversify our funding sources, while still being an active loan originator and partner to our auto dealership clients.
Loans Held for Sale
LHFS decreased $1.4 billion, or 43%, during 2015, largely due to loan sales and transfers out of LHFS exceeding the flow of mortgage production into LHFS. Loan transfers from LHFS to LHFI totaled $741 million during 2015, comprised primarily of indirect auto and C&I loans that were previously transferred to LHFS during 2014 in anticipation of being sold, but no longer met the criteria for sale.
Asset Quality
Our asset quality remained favorable during 2015, driven by improved residential housing markets, resolution of NPAs, and lower levels of new NPLs in most loan classes except C&I, which increased primarily due to deterioration in our energy-related exposure. While our asset quality performance can be attributed, in part, to the proactive actions we have taken over the past several years to de-risk, diversify, and improve the quality of our loan portfolio, we also recognize that our strong asset quality will eventually normalize.
NPAs decreased $45 million, or 6%, compared to December 31, 2014. At December 31, 2015, the percentage of NPLs to total LHFI was 0.49%, an increase of one basis point compared to December 31, 2014 due to the aforementioned energy NPLs. Higher NPLs were offset by a decline in OREO and nonperforming LHFS.
Net charge-offs were $341 million during 2015, compared to $445 million during 2014, a decrease of $104 million, or 23%. During 2015, the net charge-off ratio declined to 0.26%, compared to 0.34% during 2014. For 2016, we expect NPLs and net charge-offs to increase primarily as a result of further stress amongst our energy clients, but also due to a normalization from the low levels experienced in 2015. However, we expect our overall net charge-off ratio to be between 30 and 40 basis points in 2016, which is below our long-term expectation of 40 to 70 basis points.
Total early stage delinquencies increased six basis points from December 31, 2014 to 0.70% of total loans at December 31, 2015. Early stage delinquencies, excluding government-guaranteed loans, were 0.30% at both December 31, 2015 and 2014.

Energy-related Loan Exposure
We believe that our LHFI portfolio is well diversified by product, client, and geography. However, the LHFI portfolio may be exposed to concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, types of collateral, certain industries, certain loan products, or regions of the country.
The energy industry vertical is a component of our CIB business. Outstanding loans in the energy portfolio totaled $3.1 billion at December 31, 2015, and represented 2% of the total loan portfolio. Total exposure, which includes funded and unfunded commitments, was $9.3 billion at December 31, 2015, and represented 4% of our total funded and unfunded commitments. We anticipate our total exposure to remain relatively stable; however, as energy clients evaluate their cash flow needs it is possible that outstanding loans could increase as clients draw against their unfunded commitments. Loans in the energy portfolio that were in a second lien position were immaterial.
Exposures to the two most adversely impacted sectors, namely oil field services and exploration & production, represented 15% and 23%, respectively, of our energy loan portfolio at December 31, 2015. The remaining energy loan portfolio relates to borrowers in the midstream (i.e., pipeline & transportation) and downstream (i.e., refining & distribution) energy sectors, which have not been as meaningfully impacted by commodity price volatility.
At December 31, 2015, 6% of our total energy loans were nonperforming and 19% were criticized (which includes nonperforming loans and criticized accruing loans). At December 31, 2015, 86% of our nonperforming energy loans were current with respect to payments, however, they were classified as nonperforming as discussed in the "Critical Accounting Policies" section of this MD&A and in Note 1, "Significant Accounting Policies," to the Consolidated Financial Statements in this Form 10-K.
We believe that we have taken a vigilant approach to managing our energy exposure and accounting for increased probable loss content in our reserve estimation process. At December 31, 2015, reserves associated with the energy portfolio represented 4.6% of total outstanding energy loans. The decline in oil prices during the first quarter of 2016 will likely result in further asset quality deterioration of loans in the energy industry vertical, which will increase NPLs and criticized accruing loans, and potentially result in higher energy-related reserves and net charge-offs. These trends and other relevant inputs are incorporated into our total first quarter 2016 provision for loan losses estimate of between $80 million and $110 million, as discussed in the "Allowance for Credit Losses" section of this MD&A. We believe that our energy-related risk is manageable, especially in the context of the overall Company, and we will continue to carefully monitor and manage our energy exposures. See Note 6, “Loans,” to the Consolidated Financial Statements in this Form 10-K for more information on our LHFI portfolio.

ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the reserve for unfunded commitments. A rollforward of our allowance for credit losses and summarized credit loss experience is shown in Table 10. See Note 1, "Significant Accounting Policies," and Note 7, "Allowance for Credit

Losses," to the Consolidated Financial Statements in this Form 10-K, as well as the "Allowance for Credit Losses" section within "Critical Accounting Policies" in this MD&A for further information regarding our ALLL accounting policy, determination, and allocation.

Summary of Credit Losses Experience					Table 10
	Year Ended December 31
(Dollars in millions)	2015	2014	2013	2012	2011
Allowance for Credit Losses
Balance - beginning of period	$1,991	$2,094	$2,219	$2,505	$3,032
Provision/(benefit) for unfunded commitments	9	4	5	(3)	(10)
Provision/(benefit) for loan losses:
Commercial loans	133	111	197	241	324
Residential loans	(67)	126	243	1,062	1,113
Consumer loans	90	101	108	95	86
Total provision for loan losses	156	338	548	1,398	1,523
Charge-offs:
Commercial loans	(117)	(128)	(219)	(457)	(803)
Residential loans	(218)	(344)	(531)	(1,316)	(1,275)
Consumer loans	(135)	(135)	(119)	(134)	(163)
Total charge-offs	(470)	(607)	(869)	(1,907)	(2,241)
Recoveries:
Commercial loans	45	57	66	154	140
Residential loans	42	65	87	31	18
Consumer loans	42	40	38	41	43
Total recoveries	129	162	191	226	201
Net charge-offs	(341)	(445)	(678)	(1,681)	(2,040)
Balance - end of period	$1,815	$1,991	$2,094	$2,219	$2,505
Components:
ALLL	$1,752	$1,937	$2,044	$2,174	$2,457
Unfunded commitments reserve [1]	63	54	50	45	48
Allowance for credit losses	$1,815	$1,991	$2,094	$2,219	$2,505
Average LHFI	$133,558	$130,874	$122,657	$122,893	$116,308
Period-end LHFI outstanding	136,442	133,112	127,877	121,470	122,495
Ratios:
ALLL to period-end LHFI [2,3]	1.29%	1.46%	1.60%	1.80%	2.01%
ALLL to NPLs [4]	2.62x	3.07x	2.12x	1.42x	0.85x
ALLL to net charge-offs	5.14x	4.35x	3.01x	1.29x	1.20x
Net charge-offs to average LHFI	0.26%	0.34%	0.55%	1.37%	1.75%
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.
2 $257 million, $272 million, $302 million, $379 million, and $433 million of LHFI measured at fair value at December 31, 2015, 2014, 2013, 2012, and 2011, respectively, were excluded from period-end loans in the calculation, as no allowance is recorded for loans measured at fair value. We believe that this presentation more appropriately reflects the relationship between the ALLL and loans that attract an allowance.
3 Excluding government-guaranteed loans of $5.6 billion, $5.5 billion, $9.0 billion, $9.6 billion, and $13.9 billion at December 31, 2015, 2014, 2013, 2012, and 2011, respectively, from period-end loans in the calculation results in ratios of 1.34%, 1.52%, 1.72%, 1.95%, and 2.27%, respectively.
4 $3 million, $3 million, $7 million, $19 million, and $25 million of NPLs measured at fair value at December 31, 2015, 2014, 2013, 2012, and 2011, respectively, were excluded from NPLs in the calculation.

Provision for Credit Losses
The total provision for credit losses includes the provision/(benefit) for loan losses and the provision/(benefit) for unfunded commitments. The provision for loan losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. During 2015, the total provision for loan losses decreased $182 million, or 54%, compared to 2014. This decline in the overall provision for loan losses was driven primarily by the further improvement in asset quality and lower net charge-offs in our residential loan portfolio. Partially offsetting this decline was an increase in our commercial loan loss provision, primarily reflecting risk rating downgrades of certain energy clients during 2015. The provision for unfunded commitments increased during 2015 in response to the downgrade of a specific unfunded exposure that was individually evaluated for loss content, and an overall increase in the level of binding unused commitments.

For the first quarter of 2016, we expect the provision for loan losses to be between $80 million and $110 million, which is higher than the fourth quarter of 2015, given the abatement of asset quality improvements and continued loan growth. However, the ultimate level of reserves and provision will be determined by our rigorous, quarterly review processes, which are informed by trends in our LHFI portfolio (including historical loss experience, expected loss calculations, delinquencies, performing status, size and composition of the loan portfolio, and concentrations within the portfolio) combined with a view on economic conditions. In addition to internal credit quality metrics, the ALLL estimate is impacted by other indicators of credit risk associated with the portfolio, such as geopolitical and economic risks, and the increasing availability of credit and resultant higher levels of leverage for consumers and commercial borrowers.

Allowance for Loan and Lease Losses

ALLL by Loan Segment					Table 11
	At December 31
(Dollars in millions)	2015	2014	2013	2012	2011
ALLL:
Commercial loans	$1,047	$986	$946	$902	$964
Residential loans	534	777	930	1,131	1,354
Consumer loans	171	174	168	141	139
Total	$1,752	$1,937	$2,044	$2,174	$2,457
Segment ALLL as a % of total ALLL:
Commercial loans	60%	51%	46%	41%	39%
Residential loans	30	40	46	52	55
Consumer loans	10	9	8	7	6
Total	100%	100%	100%	100%	100%
Segment LHFI as a % of total LHFI:
Commercial loans	55%	55%	50%	48%	46%
Residential loans	29	29	34	36	38
Consumer loans	16	16	16	16	16
Total	100%	100%	100%	100%	100%

The ALLL decreased $185 million, or 10%, from December 31, 2014, to $1.8 billion at December 31, 2015. The decrease reflects further improvement in asset quality experienced in 2015. The ALLL to period-end LHFI ratio decreased 17 basis points from December 31, 2014, to 1.29% at December 31, 2015, excluding loans measured at fair value from period-end LHFI in the calculation. Trends in the ALLL to period-end LHFI ratio will depend on economic and asset quality conditions (as discussed above), however, we would expect the ratio to remain generally stable in 2016. The ratio of the ALLL to total NPLs decreased to 2.62x at December 31, 2015, compared to 3.07x at December 31, 2014, resulting from an increase in NPLs due largely to the increase in specific energy-related NPLs during 2015 and the decrease in ALLL.

NONPERFORMING ASSETS

The following table presents our NPAs at December 31:

					Table 12
(Dollars in millions)	2015	2014	2013	2012	2011
Nonaccrual/NPLs:
Commercial loans:
C&I	$308	$151	$196	$194	$348
CRE	11	21	39	66	288
Commercial construction	—	1	12	34	290
Total commercial NPLs	319	173	247	294	926
Residential loans:
Residential mortgages - nonguaranteed	183	254	441	775	1,392
Residential home equity products	145	174	210	341	338
Residential construction	16	27	61	112	220
Total residential NPLs	344	455	712	1,228	1,950
Consumer loans:
Other direct	6	6	5	6	7
Indirect	3	—	7	19	20
Total consumer NPLs	9	6	12	25	27
Total nonaccrual/NPLs [1]	$672	$634	$971	$1,547	$2,903
OREO [2]	$56	$99	$170	$264	$479
Other repossessed assets	7	9	7	9	10
Nonperforming LHFS	—	38	17	37	—
Total NPAs	$735	$780	$1,165	$1,857	$3,392
Accruing LHFI past due 90 days or more	$981	$1,057	$1,228	$782	$2,028
Accruing LHFS past due 90 days or more	—	1	—	1	3
TDRs:
Accruing restructured loans	$2,603	$2,592	$2,749	$2,501	$2,820
Nonaccruing restructured loans [1]	176	273	391	639	802
Ratios:
NPLs to period-end LHFI	0.49%	0.48%	0.76%	1.27%	2.37%
NPAs to period-end LHFI, OREO, other repossessed assets, and nonperforming LHFS	0.54	0.59	0.91	1.52	2.76
1 Nonaccruing restructured loans are included in total nonaccrual/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets in the Consolidated Balance Sheets until the property is conveyed and the funds are received. The receivable related to proceeds due from the FHA or the VA totaled $52 million, $57 million, $88 million, $140 million, and $132 million at December 31, 2015, 2014, 2013, 2012, and 2011, respectively.

NPAs decreased $45 million, or 6%, during 2015, primarily reflecting improved economic conditions and associated improvement in asset quality. At December 31, 2015, our ratio of NPLs to period-end LHFI was 0.49%, up one basis point from December 31, 2014, driven by a deterioration of certain loans in our energy industry vertical, mostly offset by improvements in overall asset quality and our proactive NPL sales in the first half of 2015. We expect the ratio of NPLs to period-end LHFI to be higher in 2016, as further negative migration in the energy portfolio is expected and as the ratio has reached a level that is generally comparable to that of the pre-financial crisis in 2006.

Problem loans or loans with potential weaknesses, such as nonaccrual loans, loans over 90 days past due and still accruing, and TDR loans, are disclosed in the NPA table above. Loans with known potential credit problems that may not otherwise be disclosed in this table include accruing criticized commercial loans, which are disclosed along with additional credit quality information in Note 6, “Loans,” to the Consolidated Financial Statements in this Form 10-K. At December 31, 2015 and December 31, 2014, there were no known significant potential problem loans that are not otherwise disclosed.

Nonperforming Loans
NPLs at December 31, 2015 totaled $672 million, a $38 million, or 6% increase from December 31, 2014. Commercial NPLs increased $146 million, or 84%, due largely to downgrades of certain energy-related loans. While certain of these loans may be current with respect to their contractual debt service agreements, the recent decline in oil prices and projected slowdown in global economic growth, combined with facts and circumstances associated with these specific loan arrangements, raised uncertainty regarding the full collectability of principal. Therefore, we prudently stopped accruing interest on these loans in the fourth quarter of 2015 and classified the loans as NPLs. See the "Critical Accounting Policies" section of this Form 10-K for additional information regarding our policy on loans classified as nonaccrual. See the "Loans" section of this MD&A for additional information regarding our energy-related loan exposure. Residential NPLs declined $111 million, or 24%, due largely to the sale of $122 million in nonperforming mortgages during 2015.
Interest income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis. Interest income on commercial nonaccrual loans is not generally recognized until after the principal amount has been reduced to zero. We recognized $22 million of interest income related to nonaccrual loans during both 2015 and 2014. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $28 million and $47 million would have been recognized in 2015 and 2014, respectively.

Other Nonperforming Assets
OREO decreased $43 million, or 43%, during 2015 compared to 2014 as a result of net decreases of $36 million in residential homes, $6 million in commercial properties, and $1 million in residential construction related properties. Sales of OREO resulted in proceeds of $120 million and $235 million during 2015 and 2014, respectively, contributing to net gains on sales of OREO of $23 million and $42 million, respectively, inclusive of valuation reserves.
Geographically, most of our OREO properties are located in Florida, Georgia, and North Carolina. Residential and commercial real estate properties comprised 70% and 20%, respectively, of the $56 million in total OREO at December 31, 2015, with the remainder related to land and other properties. Upon foreclosure, the values of these properties were reevaluated and, if necessary, written down to their then-current estimated value less estimated costs to sell. Any further decreases in property values could result in additional losses as they are periodically revalued. See the "Non-recurring Fair Value Measurements" section within Note 18, "Fair Value Election and Measurement," to the Consolidated Financial Statements in this Form 10-K for additional information.
Gains and losses on the sale of OREO are recorded in other noninterest expense in the Consolidated Statements of Income. Sales of OREO and the related gains or losses are highly dependent on our disposition strategy and buyer opportunities. We are actively managing and disposing of these foreclosed assets to minimize future losses.

Accruing loans past due 90 days or more included LHFI and LHFS, and totaled $981 million and $1.1 billion, at December 31, 2015 and 2014, respectively. Of these, 96% and 97% were government-guaranteed at December 31, 2015 and 2014, respectively. Accruing LHFI past due 90 days or more decreased $76 million, or 7%, during 2015, primarily driven by reductions in government-guaranteed loans.
Restructured Loans
To maximize the collection of loan balances, we evaluate troubled loans on a case-by-case basis to determine if a loan modification is appropriate. We pursue loan modifications when there is a reasonable chance that an appropriate modification would allow our client to continue servicing the debt. For loans secured by residential real estate, if the client demonstrates a loss of income such that the client cannot reasonably support a modified loan, we may pursue short sales and/or deed-in-lieu arrangements. For loans secured by income producing commercial properties, we perform an in-depth and ongoing programmatic review. We review a number of factors, including cash flows, loan structures, collateral values, and guarantees to identify loans within our income producing commercial loan portfolio that are most likely to experience distress.
Based on our review of the aforementioned factors, and our assessment of overall risk, we evaluate the benefits of proactively initiating discussions with our clients to improve a loan’s risk profile. In some cases, we may renegotiate terms of their loans so that they have a higher likelihood of continuing to perform. To date, we have restructured loans in a variety of ways to help our clients service their debt and to mitigate the potential for additional losses. The primary restructuring methods being offered to our residential clients are reductions in interest rates, extensions of terms, or forgiveness of principal. For commercial loans, the primary restructuring method is the extension of terms.
Loans with modifications deemed to be economic concessions resulting from borrower financial difficulties are reported as TDRs. Accruing loans may retain accruing status at the time of restructure and the status is determined by, among other things, the nature of the restructure, the borrower's repayment history, and the borrower's repayment capacity.
Nonaccruing loans that are modified and demonstrate a sustainable history of repayment performance in accordance with their modified terms, typically six months, are usually reclassified to accruing TDR status. Generally, once a residential loan becomes a TDR, we expect that the loan will continue to be reported as a TDR for its remaining life, even after returning to accruing status (unless the modified rates and terms at the time of modification were available in the market at the time of the modification, or if the loan is subsequently remodified at market rates). We note that some restructurings may not ultimately result in the complete collection of principal and interest (as modified by the terms of the restructuring), culminating in default, which could result in additional incremental losses. These potential incremental losses are factored into our ALLL estimate. The level of re-defaults will likely be affected by future economic conditions. See Note 6, "Loans," to the Consolidated Financial Statements in this Form 10-K for more information.

Table 13 presents our residential real estate TDR portfolio by modification type and payment status. Guaranteed loans that have been repurchased from Ginnie Mae under an early buyout clause and subsequently modified have been excluded from the table. Such loans totaled approximately $61 million and $49 million at December 31, 2015 and 2014, respectively.

Selected Residential TDR Data						Table 13
	December 31, 2015
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent [1]	Total	Current	Delinquent [1]	Total
Rate reduction	$961	$69	$1,030	$15	$39	$54
Term extension	10	2	12	—	1	1
Rate reduction and term extension	1,108	83	1,191	7	53	60
Other [2]	178	11	189	8	21	29
Total	$2,257	$165	$2,422	$30	$114	$144

	December 31, 2014
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent [1]	Total	Current	Delinquent [1]	Total
Rate reduction	$784	$69	$853	$16	$40	$56
Term extension	13	4	17	1	1	2
Rate reduction and term extension	1,251	103	1,354	30	68	98
Other [2]	173	11	184	12	26	38
Total	$2,221	$187	$2,408	$59	$135	$194
1 TDRs considered delinquent for purposes of this table were those at least thirty days past due.
2 Primarily consists of extensions and deficiency notes.

At December 31, 2015, our total TDR portfolio was $2.8 billion and was composed of $2.6 billion, or 92%, of residential loans (predominantly first and second lien residential mortgages and home equity lines of credit), $131 million, or 5%, of consumer loans, and $74 million, or 3%, of commercial loans (predominantly income-producing properties). Total TDRs decreased $86 million, or 3%, from December 31, 2014. Nonaccruing TDRs decreased $97 million, or 36%, and accruing TDRs increased $11 million from December 31, 2014.

Generally, interest income on restructured loans that have met sustained performance criteria and returned to accruing status, is recognized according to the terms of the restructuring. Such recognized interest income was $115 million and $118 million during 2015 and 2014, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $146 million and $153 million during 2015 and 2014, respectively, would have been recognized.

SELECTED FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE
The following is a discussion of the more significant financial assets and financial liabilities that are measured at fair value on the Consolidated Balance Sheets at December 31, 2015 and 2014. For a complete discussion of our financial instruments measured at fair value and the methodologies used to estimate the fair values of our financial instruments, see Note 18, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-K.

Trading Assets and Liabilities and Derivative Instruments
Trading assets and derivative instruments decreased $83 million, or 1%, compared to December 31, 2014, primarily due to decreases in CP and net derivative instruments. These decreases were offset partially by an increase in U.S. Treasury securities and trading loans, resulting from normal changes in the trading portfolio product mix as we manage our business and continue to meet our clients' needs. Trading liabilities and derivative instruments increased $36 million, or 3%, compared to December 31, 2014, primarily due to increases in agency MBS and U.S. Treasury securities, partially offset by a decrease in corporate and other debt securities. For composition and valuation assumptions related to our trading products, as well as additional information on our derivative instruments, see Note 4, “Trading Assets and Liabilities and Derivative Instruments,” Note 17, “Derivative Financial Instruments,” and the “Trading Assets and Derivative Instruments and Securities Available for Sale” section of Note 18, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-K. Also, for a discussion of market risk associated with our trading activities, refer to the “Market Risk Management—Market Risk from Trading Activities” section of this MD&A.

Securities Available for Sale
				Table 14
	December 31, 2015
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$3,460	$3	$14	$3,449
Federal agency securities	402	10	1	411
U.S. states and political subdivisions	156	8	—	164
MBS - agency	22,877	397	150	23,124
MBS - private	92	2	—	94
ABS	11	2	1	12
Corporate and other debt securities	37	1	—	38
Other equity securities [1]	533	1	1	533
Total securities AFS	$27,568	$424	$167	$27,825
1 At December 31, 2015, the fair value of other equity securities was comprised of the following: $32 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, $93 million of mutual fund investments, and $6 million of other.

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
1 At December 31, 2013, the fair value of other equity securities was comprised of the following: $336 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, $103 million of mutual fund investments, and $1 million of other.

Maturity Distribution of Debt Securities Available for Sale					Table 15
	December 31, 2015
(Dollars in millions)	Due in 1 Year or Less	Due After 1 Year through 5 Years	Due After 5 Years through 10 Years	Due After 10 Years	Total
Amortized Cost [1]:
U.S. Treasury securities	$—	$1,271	$2,189	$—	$3,460
Federal agency securities	163	105	13	121	402
U.S. states and political subdivisions	35	6	101	14	156
MBS - agency	2,383	9,134	6,997	4,363	22,877
MBS - private	—	92	—	—	92
ABS	9	—	1	1	11
Corporate and other debt securities	—	37	—	—	37
Total debt securities	$2,590	$10,645	$9,301	$4,499	$27,035
Fair Value [1]:
U.S. Treasury securities	$—	$1,265	$2,184	$—	$3,449
Federal agency securities	165	111	13	122	411
U.S. states and political subdivisions	35	7	107	15	164
MBS - agency	2,513	9,286	6,979	4,346	23,124
MBS - private	—	94	—	—	94
ABS	11	—	—	1	12
Corporate and other debt securities	—	38	—	—	38
Total debt securities	$2,724	$10,801	$9,283	$4,484	$27,292
Weighted average yield [2]:
U.S. Treasury securities	—%	1.56%	2.09%	—%	1.90%
Federal agency securities	3.63	3.22	2.54	2.85	3.25
U.S. states and political subdivisions	6.35	6.46	4.90	6.14	5.40
MBS - agency	2.22	2.42	2.81	2.89	2.61
MBS - private	—	10.11	—	—	10.11
ABS	5.61	—	7.21	5.24	5.72
Corporate and other debt securities	—	3.94	—	—	3.94
Total debt securities	2.38%	2.40%	2.66%	2.90%	2.57%
1 The amortized cost and fair value of investments in debt securities are presented based on remaining contractual maturity, with the exception of MBS and ABS, which are based on estimated average life. Actual cash flows may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.
2 Weighted average yields are based on amortized cost and presented on an FTE basis.

The securities AFS portfolio is managed as part of our overall liquidity management and ALM process to optimize income and portfolio value over an entire interest rate cycle while mitigating the associated risks. Changes in the size and composition of the portfolio reflect our efforts to maintain a high quality, liquid portfolio, while managing our interest rate risk profile. The amortized cost of the portfolio increased $1.3 billion during the year ended December 31, 2015, primarily due to the addition of U.S. Treasury securities in preparation for the LCR requirements, which became effective January 1, 2016. The fair value of the portfolio increased $1.1 billion compared to December 31, 2014, primarily due to the aforementioned addition of U.S. Treasury securities, partially offset by a $256 million decrease in net unrealized gains due to the increase in market interest rates. At December 31, 2015, our total securities AFS portfolio was in a $257 million net gain position.
During the year ended December 31, 2015, we recorded $21 million in net realized gains related to the sale of securities AFS, compared to net realized losses of $15 million during the year ended December 31, 2014 and net realized gains of $2 million during the year ended December 31, 2013. OTTI losses recognized in earnings during the years ended December 31,

2015, 2014, and 2013 were immaterial. For additional information on our accounting policies, composition, and valuation assumptions related to the securities AFS portfolio, see Note 1, "Significant Accounting Policies," Note 5, "Securities Available for Sale," and the “Trading Assets and Derivative Instruments and Securities Available for Sale” section of Note 18, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-K.
For the year ended December 31, 2015, the average yield on the securities AFS portfolio was 2.25%, compared to 2.56% for the year ended December 31, 2014. The decrease in average yield was primarily due to the addition of lower-yielding U.S. Treasury securities during 2015 in preparation for the LCR requirements. Additionally, the decline in yield was partially driven by higher MBS premium amortization during the first half of 2015 as a result of increased MBS prepayments. During the second quarter of 2015, we modestly repositioned our portfolio by selling lower-yielding agency MBS (with associated high premiums and related amortization) and purchasing higher-yielding agency MBS (with lower premiums). See additional discussion related to average yields on securities AFS in the "Net Interest Income/Margin" section of this MD&A.

The securities AFS portfolio had an effective duration of 4.5 years at December 31, 2015 compared to 3.6 years at December 31, 2014. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in market interest rates, taking into consideration embedded options. An effective duration of 4.5 years suggests an expected price change of approximately 4.5% for a 100 basis point instantaneous and parallel change in market interest rates.
The credit quality and liquidity profile of the securities AFS portfolio remained strong at December 31, 2015 and consequently, we believe that we have the flexibility to respond to changes in the economic environment and take actions as opportunities arise to manage our interest rate risk profile and balance liquidity risk against investment returns. Over the longer term, the size and composition of the securities AFS portfolio will reflect balance sheet trends, our overall liquidity position, and interest rate risk management objectives. Accordingly, the size and composition of the securities AFS portfolio could change over time.
Federal Home Loan Bank and Federal Reserve Bank Stock
We previously acquired capital stock in the FHLB of Atlanta as a precondition for becoming a member of that institution. As a member, we are able to take advantage of competitively priced advances as a wholesale funding source and to access grants and low-cost loans for affordable housing and community development projects, among other benefits. At December 31, 2015, we held a total of $32 million of capital stock in the FHLB, a decrease of $344 million compared to December 31, 2014. This decrease in our holdings of FHLB capital stock was due to our redemption of stock related to a decline in FHLB borrowings over the same period. For the years ended December 31, 2015, 2014, and 2013, we recognized dividends related to FHLB capital stock of $11 million, $13 million, and $8 million, respectively.
Similarly, to remain a member of the Federal Reserve System, we are required to hold a certain amount of capital stock, determined as either a percentage of the Bank’s capital or as a percentage of total deposit liabilities. At December 31, 2015, we held $402 million of Federal Reserve Bank of Atlanta stock, unchanged from December 31, 2014. For each of the years ended December 31, 2015, 2014, and 2013, we recognized dividends related to Federal Reserve Bank of Atlanta stock of $24 million. In December 2015, the U.S. Congress passed legislation that changes the dividend rate on our statutory investment in Federal Reserve Bank of Atlanta stock from 6% to the lower of 6% or the 10-year Treasury note rate, beginning in 2016.

DEPOSITS

Composition of Average Deposits					Table 16
	Year Ended December 31			% of Total Deposits
(Dollars in millions)	2015	2014	2013	2015	2014	2013
Noninterest-bearing deposits	$42,102	$40,411	$38,643	29%	30%	30%
Interest-bearing deposits:
NOW accounts	35,161	28,879	26,083	24	22	20
Money market accounts	50,518	44,813	42,655	35	33	33
Savings	6,165	6,076	5,740	4	5	4
Consumer time	6,443	7,539	9,018	4	6	7
Other time	3,813	4,294	4,937	3	3	4
Total consumer and commercial deposits	144,202	132,012	127,076	99	99	98
Brokered time deposits	888	1,584	2,030	1	1	2
Foreign deposits	218	146	35	—	—	—
Total deposits	$145,308	$133,742	$129,141	100%	100%	100%

During 2015, we experienced solid deposit growth and improved deposit mix as the proportion of lower-cost deposit account balances increased, while higher-cost time deposit account balances decreased due to maturities. These favorable trends contributed to our decline in interest expense on deposits during the year. See Table 2 and the "Net Interest Income/Margin" section in this MD&A for additional information regarding average deposit balances and related rates paid. See Note 5, "Securities Available for Sale," to the Consolidated Financial Statements in this Form 10-K for information regarding collateral pledged to secure public deposits.
Average consumer and commercial deposits increased $12.2 billion, or 9%, compared to 2014, driven by broad-based growth across all of our business segments. While a portion of the low-cost deposit growth has been attributable to clients’ desires related to increased liquidity, a majority of the growth reflects investments we have made in client-facing platforms, as well as our overall increased focus on meeting more of our clients' deposit needs through exceptional service and relevant deposit products.
Consumer and commercial deposit growth remains one of our key areas of focus. During 2015, we continued to focus on deepening our relationships with existing clients, growing our client base, and increasing deposits, while managing the rates we pay for deposits. We maintained pricing discipline through a judicious use of competitive rates in select products and markets as we allowed higher rate time deposits to run-off, while growing balances in other deposit categories. Other initiatives to attract deposits included advancements in analytics that leverage client segmentation to identify optimal products and solutions, as well as the deployment of new checking value packages and tools that enhance client-facing teammates’ focus on providing clients with personalized options and an exceptional client experience. We continued to leverage our brand to improve our visibility in the marketplace and to inspire client loyalty.

Contractual maturities of time deposits in denominations of $100,000 or more at December 31, 2015 are presented in Table 17.

				Table 17
(Dollars in millions)	Consumer and Other Time	Brokered Time	Foreign Time	Total
Remaining Contractual Maturity:
3 months or less	$510	$39	$10	$559
Over 3 through 6 months	491	18	—	509
Over 6 through 12 months	707	139	—	846
Over 12 months	2,003	703	—	2,706
Total	$3,711	$899	$10	$4,620
Refer to the "Contractual Obligations" section of this MD&A and Note 11, "Borrowings and Contractual Commitments," to the Consolidated Financial Statements in this Form 10-K for additional information regarding time deposit maturities.

BORROWINGS

Short-Term Borrowings					Table 18
	December 31, 2015		Year Ended December 31, 2015
	Balance	Rate	Daily Average		Maximum Outstanding at any Month-End
(Dollars in millions)			Balance	Rate
Funds purchased [1]	$1,949	0.20%	$822	0.11%	$2,180
Securities sold under agreements to repurchase [1]	1,654	0.36	1,821	0.21	2,064
Other short-term borrowings	1,024	0.20	2,135	0.16	4,426
Total	$4,627		$4,778

	December 31, 2014		Year Ended December 31, 2014
	Balance	Rate	Daily Average		Maximum Outstanding at any Month-End
(Dollars in millions)			Balance	Rate
Funds purchased [1]	$1,276	0.06%	$931	0.09%	$1,375
Securities sold under agreements to repurchase [1]	2,276	0.22	2,202	0.14	2,323
Other short-term borrowings	5,634	0.21	6,135	0.23	7,283
Total	$9,186		$9,268

	December 31, 2013		Year Ended December 31, 2013
	Balance	Rate	Daily Average		Maximum Outstanding at any Month-End
(Dollars in millions)			Balance	Rate
Funds purchased [1]	$1,192	0.07%	$639	0.10%	$1,192
Securities sold under agreements to repurchase [1]	1,759	0.10	1,857	0.14	1,911
Other short-term borrowings	5,788	0.22	4,953	0.26	5,868
Total	$8,739		$7,449
1 Funds purchased and securities sold under agreements to repurchase mature overnight or at a fixed maturity generally not exceeding three months. Rates on overnight funds reflect current market rates. Rates on fixed maturity borrowings are set at the time of the borrowings.
Our total period-end short-term borrowings at December 31, 2015 decreased $4.6 billion, or 50%, from December 31, 2014, driven by a $4.6 billion reduction in other short-term borrowings and a $622 million decrease in securities sold under agreements to repurchase, partially offset by a $673 million increase in funds purchased. The decrease in other short-term borrowings was primarily due to a $4.0 billion decline in outstanding FHLB advances and a $698 million decline in master notes.

For the year ended December 31, 2015, our total daily average short-term borrowings decreased $4.5 billion, or 48%, compared to the year ended December 31, 2014. The decrease was driven primarily by a $4.0 billion decrease in other short-term borrowings and a $381 million decrease in securities sold under agreements to repurchase. The decrease in other short-term borrowings was due to reductions in FHLB advances and master notes of $3.1 billion and $1.0 billion, respectively, partially offset by a $173 million increase in dealer collateral held. These reductions in wholesale funding were enabled by strong growth in client deposits.

Long-Term Debt
Long-term debt at December 31 consisted of the following:

		Table 19
(Dollars in millions)	2015	2014
Parent Company Only:
Senior, fixed rate	$3,614	$3,630
Senior, variable rate	331	358
Subordinated, fixed rate	200	200
Junior subordinated, variable rate	627	627
Total Parent Company debt	4,772	4,815
Subsidiaries:
Senior, fixed rate	1,620	5,682
Senior, variable rate	1,097	742
Subordinated, fixed rate [1]	973	1,283
Subordinated, variable rate	—	500
Total subsidiaries debt	3,690	8,207
Total long-term debt	$8,462	$13,022
1 Debt recorded at fair value.
During the year ended December 31, 2015, our long-term debt decreased by $4.6 billion, or 35%, driven primarily by the early terminations of $3.8 billion in FHLB advances and maturities of $769 million in subordinated debt. These terminations were related to a repositioning of the balance sheet and resulted in the recognition of $24 million in debt extinguishment costs, net of related hedges, in 2015.
Average long-term debt for 2015 decreased $1.5 billion, or 12%, compared to 2014, driven primarily by a $1.2 billion decrease in average long-term FHLB advances. See Note 11, “Borrowings and Contractual Commitments,” to the Consolidated Financial Statements in this Form 10-K for additional information.
CAPITAL RESOURCES
Regulatory Capital
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
Tier 1 capital includes CET1, qualified preferred equity instruments, qualifying minority interest not included in CET1, subject to limitations, and certain other regulatory deductions. Tier 1 capital included a portion of trust preferred securities in 2015, but those instruments will be completely phased-out of Tier 1 capital effective January 1, 2016 and will be reclassified as Tier 2 capital. As a result, the $627 million in principal amount of Parent Company trust preferred securities outstanding that received partial Tier 1 capital treatment in 2015 will be treated as Tier 2 capital beginning on January 1, 2016, using the methodology specified in Basel III.
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
A transition period applies to certain capital elements and risk weighted assets. One of the more significant transitions required by the Basel III Final Rule relates to the risk weighting applied to MSRs, which will impact the CET1 ratio during the transition period when compared to the CET1 ratio that is calculated on a fully phased-in basis. Specifically, the fully phased-in risk weight of MSRs is 250%, while the risk weight to be applied during the transition period is 100%. The transition period is applicable from January 1, 2015 through December 31, 2017. Table 20 presents transitional Basel III regulatory capital metrics at December 31, 2015, and Basel I regulatory capital metrics at December 31, 2014.

Regulatory Capital Metrics			Table 20
	Under Basel III [1]	Under Basel I [1]
	December 31, 2015	December 31
(Dollars in millions)		2014	2013
Regulatory capital:
CET1	$16,421	N/A	N/A
Tier 1 common equity	N/A	$15,594	$14,602
Tier 1 capital	$17,804	17,554	16,073
Total capital	20,668	20,338	19,052
Assets:
RWA	$164,851	$162,516	$148,746
Average total assets for leverage ratio	183,763	182,186	167,848
Risk-based ratios:
CET1	9.96%	N/A	N/A
CET1 - fully phased-in [2]	9.80	N/A	N/A
Tier 1 common equity	N/A	9.60%	9.82%
Tier 1 capital	10.80%	10.80	10.81
Total capital	12.54	12.51	12.81
Leverage	9.69	9.64	9.58
Total shareholders’ equity to assets	12.28	12.09	12.22
1 Basel III Final Rules became effective for us on January 1, 2015; thus, CET1 is not applicable ("N/A") under the previous Basel I capital rules to which we were subject at December 31, 2014 and 2013. Tier 1 common equity under Basel I represents the portion of Tier 1 capital that is attributable to common shareholders. We calculated this, together with the Tier 1 common equity ratio, using the methodology specified by our primary regulator. Our calculation of these measures may differ from those of other financial services companies that calculate similar metrics.
2 The CET1 ratio on a fully phased-in basis at December 31, 2015 is estimated. See Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for a reconciliation of our transitional CET1 ratio to our fully phased-in, estimated CET1 ratio.

The Tier 1 capital and Total capital ratios remained stable compared to December 31, 2014, inclusive of the transition to Basel III. Tier 1 capital and Total capital were impacted by an increase in retained earnings, while RWA was modestly higher due to increased on- and off-balance sheet exposures. At December 31, 2015, our capital ratios were well above current regulatory requirements.
Our estimate of the fully phased-in CET1 ratio of 9.80% at December 31, 2015 considers a 250% risk-weighting for MSRs, which is the primary driver for the difference in the CET1 ratio at December 31, 2015 compared to the estimated fully phased-in ratio in the same period. Our estimated fully phased-in ratio is in excess of the 4.5% minimum CET1 ratio, and is also in excess of the 7.0% limit that includes the minimum level of 4.5% plus the 2.5% fully phased-in CCB. See Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for a reconciliation of our fully phased-in CET1 ratio. Also see Note 13, "Capital," to the Consolidated Financial Statements in this Form 10-K for additional information regarding our regulatory capital adequacy requirements and metrics.

Capital Actions
The Board approved a 20% increase in our quarterly common stock dividend from $0.20 per share to $0.24 per share, beginning in the second quarter of 2015. We declared and paid common dividends of $475 million, or $0.92 per common share during the year ended December 31, 2015, compared to $371 million, or $0.70 per common share during the year ended December 31, 2014, and $188 million, or $0.35 per common share during the year ended December 31, 2013. Additionally, we recognized dividends on our preferred stock of $64 million, $42 million, and $37 million during the years ended December 31, 2015, 2014, and 2013, respectively. The increase in preferred stock dividends compared to 2014 was driven by an increase in the average balance of our preferred stock to $1.2 billion in 2015 from $800 million in 2014 due to our issuance of the Series F Preferred Stock at the end of 2014.
Various regulations administered by federal and state bank regulatory authorities restrict the Bank's ability to distribute its retained earnings. At December 31, 2015, 2014, and 2013, the Bank's capacity to pay cash dividends to the Parent Company under these regulations totaled approximately $2.7 billion, $2.9 billion, and $2.6 billion, respectively.
During the first quarter of 2015, we announced capital plans in response to the Federal Reserve's review of and non-objection to our capital plan in conjunction with the 2015 CCAR. Our capital plan included the repurchase of common stock, the aforementioned increase in the common stock dividend, and maintaining the current level of preferred stock dividends. To this end, the Board approved the repurchase of up to $875 million of our outstanding common stock between the second quarter of 2015 and the second quarter of 2016. During 2015, we repurchased $525 million of our outstanding common stock at market value as part of this plan. Also, in December 2015, we repurchased $39 million of our outstanding common stock at market value, which was incremental to and separate from the $875 million availability noted above under our 2015 capital plan. During January and February of 2016, we repurchased an additional $151 million of our outstanding common stock and $24 million of our common stock warrants as part of this 2015 capital plan. We currently expect to repurchase approximately $175 million of additional outstanding common stock through the end of the second quarter of 2016, which would complete the repurchase of authorized shares as approved by the Board in conjunction with the 2015 capital plan. We currently plan to submit our 2016 capital plan for review by the Federal Reserve in conjunction with the 2016 CCAR in April 2016.
Additionally, during the first quarter of 2015, we repurchased $115 million of our outstanding common stock at market value, which completed our repurchase of authorized shares as approved by the Board in conjunction with the 2014 capital plan. See Item 5 of this Form 10-K for additional information regarding our share repurchase activity, and Note 13, "Capital," to the Consolidated Financial Statements in this Form 10-K for additional information regarding our capital actions.

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

Allowance for Credit Losses
The allowance for credit losses is composed of the ALLL and the reserve for unfunded commitments. The ALLL represents our estimate of probable current losses inherent in the LHFI portfolio. The ALLL is increased by the provision for credit losses and reduced by loans charged-off, net of recoveries. The ALLL is determined based on our review of certain loans that are individually evaluated for impairment and pools of loans with similar risk characteristics that are evaluated on a collective basis. Our estimate of probable current losses includes an assessment of internal and external influences on credit quality that are not fully reflected in the historical loss, risk-rating, or other indicative data.
Large commercial nonaccrual loans and certain commercial, consumer, and residential loans whose terms have been modified in a TDR, are reviewed to determine the amount of specific allowance required in accordance with applicable accounting guidance. For this purpose, we consider the most probable source of repayment, including the present value of the loan's expected future cash flows, the fair value of the underlying collateral less costs of disposition, or the loan's estimated market value. In these measurements, we use assumptions and methodologies that are relevant to estimating the extent of impairment in the portfolio. When the data supporting such assumptions has limitations, our judgment and experience inform the specific ALLL estimates. Key judgments used in determining the ALLL include internal risk ratings, market and collateral values, discount rates, loss rates, and our view of current economic conditions.
General allowances are established for loans and leases grouped into pools that have similar characteristics. The ALLL Committee estimates probable losses by evaluating quantitative and qualitative factors for each loan portfolio segment, including net charge-off trends, internal risk ratings, changes in internal risk ratings, loss forecasts, collateral values, geographic location, delinquency rates, nonperforming and restructured loan status, origination channel, product mix, underwriting practices, industry conditions, and economic trends. In addition to these factors, the consumer and residential portfolio segments consider borrower FICO scores and the commercial portfolio segment considers single name borrower concentration.
Dependent on property type, estimated collateral valuations are based on appraisals, broker price opinions, automated valuation models, other collateral-specific information, and/or relevant market information, supplemented when applicable with valuations performed by internal valuation professionals. The value estimate is based on an orderly disposition and marketing period of the collateral, inclusive of marketing costs. In limited instances, we adjust externally provided appraisals for justifiable and well supported reasons, such as an appraiser not being aware of certain collateral-specific factors or recent sales information. Appraisals generally represent the “as is” value of the collateral but may be adjusted based on the intended disposition strategy.
Our determination of the ALLL for commercial loans is sensitive to the assigned internal risk ratings and inherent expected loss rates at December 31, 2015. A downgrade of one level in the PD risk ratings for all commercial loans and leases would have increased the ALLL by approximately $402 million at December 31, 2015. If the estimated loss severity rates for the entire commercial loan portfolio were increased by 10%, the ALLL for the commercial portfolio would increase by approximately $102 million at December 31, 2015.
Recently, a number of downgrades were made to borrowers in certain sectors of our energy-related commercial loan portfolio. While certain of these loans may be current with respect to their contractual debt service agreements, the decline in oil prices and projected slowdown in global economic growth, combined with facts and circumstances associated with these specific loan arrangements, raises uncertainty regarding the full collectability of principal. Therefore, we prudently stopped accruing interest on these loans in the fourth quarter of 2015 and classified the loans as NPLs. We believe that we have taken a vigilant approach to managing our energy exposure and accounting for increased probable loss content in our reserve estimation process. See the “Loans” section in this MD&A for additional information regarding our energy-related loan exposure.
The allowance for residential and consumer loans is also sensitive to changes in estimated loss severity rates. If the estimated loss severity rates for these loans increased by 10%, the total ALLL for the residential and consumer portfolios would increase by approximately $45 million at December 31, 2015. These sensitivity analyses are intended to provide insights into the impact of adverse changes in risk rating and estimated loss severity rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed, management believes the risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, could reach different conclusions that could be material to our financial statements.
In addition to the ALLL, we estimate probable losses related to unfunded lending commitments, such as letters of credit and binding unfunded loan commitments. Unfunded lending commitments are analyzed and segregated by risk using our internal risk rating scale. These risk classifications, in combination with probability of commitment usage, and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments.
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

Mortgage Repurchase Reserve
We sell residential mortgage loans to investors through whole loan sales in the normal course of our business. The investors are primarily GSEs; however, $30 billion, or approximately 10%, of the population of total loans sold between January 1,

2005 and December 31, 2015 were sold to non-agency investors, some in the form of securitizations. In association with these transactions, we provide representations and warranties to the third party investors that these loans meet certain requirements as agreed to in investor guidelines. We have experienced significantly fewer repurchase claims and losses related to loans sold since 2009 as a result of stronger credit performance, more stringent credit guidelines, and underwriting process improvements.
During the third quarter of 2013, we reached agreements with Freddie Mac and Fannie Mae under which they released us from certain existing and future repurchase obligations for loans sold to Freddie Mac between 2000 and 2008 and Fannie Mae between 2000 and 2012.
Our current estimated liability for contingent losses related to loans sold (i.e., our mortgage repurchase reserve) was $57 million at December 31, 2015. The liability is recorded in other liabilities in the Consolidated Balance Sheets, and the related repurchase provision is recognized in mortgage production related income in the Consolidated Statements of Income. The current reserves are deemed to be sufficient to cover probable estimated losses related to certain defects (MI related, excessive seller contribution, ineligible property, and other charter violations) as outlined in the settlement contract, GSE owned loans serviced by third party servicers, loans sold to private investors, and indemnifications.
Various factors could potentially impact the accuracy of the assumptions underlying our mortgage repurchase reserve estimate. As discussed previously, the level of repurchase requests we receive is dependent upon the actions of third parties and could differ from the assumptions that we have made. Delinquency levels, delinquency roll rates, and our loss severity assumptions are all highly dependent upon economic factors, including changes in real estate values and unemployment levels which are, by nature, difficult to predict. Loss severity assumptions could also be impacted negatively by delays in the foreclosure process, which is a heightened risk in some of the states where our loans sold were originated. Moreover, the 2013 agreements with Fannie Mae and Freddie Mac settling certain aspects of our repurchase obligations preserve their right to require repurchases arising from certain types of events, and that preservation of rights can impact our future losses. While the repurchase reserve includes the estimated cost of settling claims related to required repurchases, our estimate of losses depends on our assumptions regarding GSE and other counterparty behavior, loan performance, home prices, and other factors. While we use the best information available in estimating the mortgage repurchase reserve liability, these, and other factors, along with the discovery of additional information in the future, could result in changes in our assumptions which could materially impact our results of operations.
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
We evaluate the likelihood of a potential loss from legal or regulatory proceedings to which we are a party. We record a liability for such claims only when a loss is considered probable and the amount can be reasonably estimated. The liability is recorded in other liabilities in the Consolidated Balance Sheets and the related expense is recorded in the applicable category of noninterest expense, depending on the nature of the legal matter, in the Consolidated Statements of Income. Significant judgment may be required in determining both probability of loss and whether an exposure is reasonably estimable. Our estimates are subjective based on the status of the legal or regulatory proceedings, the merits of our defenses, and consultation with in-house and outside legal counsel. In many such proceedings, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the matter is close to resolution. As additional information becomes available, we reassess the potential liability related to pending claims and may revise our estimates.
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

Estimates of Fair Value
The objective of a fair value measurement is to use market-based inputs or assumptions, when available, to estimate the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When observable market prices from transactions for identical assets or liabilities are not available, we evaluate pricing for similar assets or liabilities. If observable market prices for such assets or liabilities are unavailable or impracticable to obtain, we look to other techniques for estimating fair value (for example, obtaining third party price quotes or using modeling techniques such as discounted cash flows). The resulting valuation may include significant judgments particularly when the market for an asset or liability is not active.
Fair value measurements for assets and liabilities that include significant inputs that are not observable in the market are required to be classified as level 3 in the fair value hierarchy. We have instituted various processes and controls surrounding these measurements to ensure appropriate methodologies are utilized. We continue to maintain a cross-functional approach when estimating the fair value of these difficult to value financial instruments. This includes input from not only the related line of business, but also from risk management and finance, to ultimately arrive at an appropriate estimate of the instrument's fair value. This process involves the gathering of multiple sources of information, including broker quotes, values provided by pricing services, trading activity in other similar instruments, market indices, and pricing matrices.
Modeling techniques incorporate our assessments regarding assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risks inherent in a particular valuation technique. These assessments are inherently subjective; the use of different assumptions could result in material changes to these fair value measurements. We employed significant unobservable inputs when estimating fair value for certain trading assets, securities AFS, portfolio loans accounted for at fair value, IRLCs, LHFS, MSRs, and certain derivatives.
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
Overall, the financial impact of the level 3 financial instruments did not have a material impact on our liquidity or capital. Our holdings of level 3 financial instruments continues to decline due to paydowns, sales, and settlements of these instruments. Table 21 discloses assets and liabilities measured at fair value on a recurring basis that are classified as level 3 measurements.

Level 3 Assets and Liabilities		Table 21
	December 31
(Dollars in millions)	2015	2014
Trading assets and derivatives [1]	$110	$25
Securities AFS	556	946
LHFS	5	1
LHFI	257	272
MSRs	1,307	1,206
Total level 3 assets	$2,235	$2,450
Total assets	$190,817	$190,328
Total assets measured at fair value on a recurring basis	37,002	36,342
Level 3 assets as a % of total assets	1.2%	1.3%
Level 3 assets as a % of total assets measured at fair value on a recurring basis	6.0%	6.7%
Trading liabilities and derivative instruments	$6	$5
Other liabilities	23	27
Total level 3 liabilities	$29	$32
Total liabilities	$167,380	$167,323
Total liabilities measured at fair value on a recurring basis	2,259	2,537
Level 3 liabilities as a % of total liabilities	—%	—%
Level 3 liabilities as a % of total liabilities measured at fair value on a recurring basis	1.3%	1.3%
[1] Includes IRLCs.

Level 3 trading assets and derivatives increased by $85 million during the year ended December 31, 2015, primarily due to the addition of bonds that are not actively traded in the market; as such, observable market data for these instruments is limited. Level 3 securities AFS decreased by $390 million during the year ended December 31, 2015 due primarily to the redemption of FHLB stock as well as continued paydowns and sales on securities AFS. During the year ended December 31, 2015, we recognized $140 million in net gains through earnings related to trading and derivative assets and liabilities classified as level 3, primarily due to $153 million in IRLC related gains offset by $13 million in net losses from trading securities. See Note 18, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-K for a detailed discussion regarding level 2 and 3 securities and valuation methodologies for each class of securities.

Goodwill
At December 31, 2015, our reporting units with goodwill balances were Consumer Banking/ Private Wealth Management and Wholesale Banking. See Note 20, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-K for further discussion of our reportable segments. We conduct a goodwill impairment test at the reporting unit level at least annually or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. In the third quarter of 2015, we elected to prospectively change the date of our annual goodwill impairment test from September 30 to October 1 to better align the timing of the assessment with the availability of key inputs. We performed an impairment analysis as of September 30, 2015, noting that the inputs utilized in the September 30 analysis were the same inputs that were utilized in the analysis as of October 1. Based on our annual goodwill impairment test at October 1, 2015, September 30, 2014, and September 30, 2013, we determined that each of our reporting units' fair values were in excess of their respective carrying values; therefore, no goodwill impairment was recognized. We also performed an interim goodwill analysis for the Wholesale reporting unit as of December 31, 2014, noting no goodwill impairment. Our analysis as of October 1, 2015 indicates that Wholesale Banking’s fair value in excess of its carrying value increased modestly relative to December 31, 2014.
In the analysis as of October 1, 2015, the carrying value of equity of the reporting units, as well as Corporate Other, was determined by allocating our total equity to each reporting unit based on RWA using our actual Tier 1 capital ratio as of the measurement date. Tier 1 capital was utilized as it most closely aligns with equity as reported under U.S. GAAP. Appropriate adjustments were made to each reporting unit’s allocation using Tier 1 capital to conform with U.S. GAAP equity, namely for equity tied to goodwill and other intangible assets. Prior to 2015, the reporting units’ carrying values were based on an equal weighting of regulatory capital and tangible equity relative to tangible assets. We moved to an approach based solely on regulatory capital as we view that approach to be a more objective measurement of the equity that a market participant would require to operate the reporting units.
The goodwill impairment analysis estimates the fair value of equity using discounted cash flow analyses. The inputs and assumptions specific to each reporting unit are incorporated in the valuations, including projections of future cash flows, discount rates, and an estimated long-term growth rate. We assess the reasonableness of the estimated fair value of the reporting units by comparing implied valuation multiples with valuation multiples from guideline companies and by comparing the aggregate estimated fair value of the reporting units to our market capitalization over a reasonable period of time. Significant and sustained declines in our market capitalization could be an indication of potential goodwill impairment.
Multi-year financial forecasts are developed for each reporting unit by considering several key business drivers such as new business initiatives, client service and retention standards, market share changes, anticipated loan and deposit growth, forward interest rates, historical performance, and industry and economic trends, among other considerations that a market participant would consider in valuing the reporting units. Discount rates are estimated based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, size premiums, and idiosyncratic risk adjustments specific to a particular reporting unit. The discount rates are also calibrated based on risks related to the projected cash flows of each reporting unit.
The estimated fair values of the reporting units are highly sensitive to changes in these estimates and assumptions; therefore, in some instances, changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. We perform sensitivity analyses around these assumptions in order to assess the reasonableness of the assumptions, and the resulting estimated fair values. Ultimately, future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. Additionally, the carrying value of a reporting unit's equity could change based on market conditions, asset growth, preferred stock issuances, or the risk profile of those reporting units, which could impact whether or not the fair value of a reporting unit is less than carrying value.

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
Deferred income tax assets represent amounts available to reduce income taxes payable in future years. Such assets arise due to temporary differences between the financial reporting and the tax bases of assets and liabilities, as well as from NOL and tax credit carryforwards. We regularly evaluate the realizability of DTAs. A valuation allowance is recognized for a DTA if, based on the weight of available evidence, it is more-likely-than-not that some portion or all of the DTA will not be realized. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state carryforwards and certain other state DTAs. Since we expect to realize our remaining federal and state DTAs, no valuation allowance is deemed necessary against these DTAs at December 31, 2015. For additional information, refer to Note 14, “Income Taxes,” to the Consolidated Financial Statements in this Form 10-K.

Employee Benefit Plans
We maintain various pension and other postretirement benefit plans for employees who meet certain requirements. Continued changes in the size and characteristics of the workforce could result in a partial settlement of the pension plan. If lump sum payments were to exceed the total of interest cost and service cost for the year, settlement accounting would require immediate recognition through earnings of any net actuarial gain or loss recorded in AOCI based on the fair value of plan assets and plan obligations prior to settlement, and recognition of any related settlement costs. We estimate the financial impact of a partial settlement in 2016 would be the recognition of approximately $40 million in additional benefit costs.
On December 31, 2015, we refined the calculation of the service and interest cost components of net periodic benefit expense for pension and other postretirement benefit plans. Previously, we estimated service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Under the refined method, we utilized a full yield curve approach to estimate these components by applying specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. This change was made to more closely match the projected benefit cash flows and the corresponding yield curve spot rates, and to provide a more precise measurement of service and interest costs. This change had no impact on the measurement of our total benefit obligations recorded at December 31, 2015 or any other prior period. We accounted for this service and interest cost methodology refinement as a change in estimate that is inseparable from a change in accounting principle, and, accordingly, will recognize its effect prospectively beginning in 2016, which will not materially impact the total 2016 net periodic pension benefit. For additional information on our pension and other postretirement benefit plans see Note 15, “Employee Benefit Plans,” to the Consolidated Financial Statements in this Form 10-K.
ENTERPRISE RISK MANAGEMENT
In the normal course of business, we are exposed to various risks. We have established an enterprise risk governance framework to identify and manage these risks and support key business objectives. Underlying this framework are limits, policies, metrics, processes, and procedures designed to effectively identify, monitor, and manage risk within the confines of our overall risk appetite.
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
Our enterprise risk governance structure and processes are founded upon a three line of defense organizational and business model, which is critical to ensuring that risk in all activities is properly identified, assessed, and managed. The three lines of defense model requires effective teamwork and communication, combined with individual accountability within defined roles. The enterprise risk governance framework and the three lines of defense are foundational to our risk culture, which is based upon strong risk leadership; risk ownership and accountability; comprehensive risk governance structure and strategy; a well-articulated risk appetite and associated limits; robust interaction and communication; effective challenge at all levels of the organization; talent management, supported by appropriate training; incorporation of risk considerations in performance, compensation, and consequence management; and sound technology and reporting.

•
The first line of defense is comprised of all teammates within our business segments, as well as those within Functional units executing select activities. The first line of defense owns and is accountable for the development and execution of business strategies that are aligned with the risk appetite, measures, and limits established by the Board, as well as the associated processes and controls. It is also responsible for accurate and timely identification, management, and reporting/escalation of existing and emerging risks.

•
The second line of defense is comprised of corporate functions, including CRM and risk stewards; these groups are responsible for independent governance and oversight of the first line of defense relative to specific risks. Risk stewards represent areas of subject matter expertise relative to certain risks, including, but not limited to: Technology Risk and Compliance, which among other things, encompasses information and cyber-security, Finance Risk Management, Human Resources, Third-Party Risk Management, Model Risk Management, and Anti-Money Laundering/Bank Secrecy Act. In the first quarter of 2016, FRB Regulation W Oversight and Enterprise Data Oversight will be added as risk stewards. The second line of defense is responsible for developing appropriate risk management frameworks/programs that facilitate first line of defense identification, reporting, assessment, control, mitigation, and communication of risk. It also monitors first line of defense execution of these responsibilities. Second line of defense frameworks/ programs conform to applicable laws, rules, regulations, regulatory guidance, decrees and orders, and stated corporate business and risk objectives, including risk appetite, measures, and limits.

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

The CEO, CFO, and the CRO are members of each enterprise governance committee to promote a culture of consistency and communication. Additionally, other executive and senior officers are members of these committees based upon their responsibilities and subject matter expertise.
The CRO and, by extension, CRM, establishes sound subsidiary risk frameworks, policies, and processes that focus on identifying, measuring, analyzing, managing, and reporting the risks that we face. At its core, CRM's objective is to deliver sophisticated risk management capabilities throughout the organization that:

•	Identify, measure, analyze, manage, and report risk at the transaction, portfolio, and enterprise levels

•	Support client facing businesses as they seek to balance risk taking with business and safety and soundness objectives

•	Optimize decision making

•	Promote sound processes and regulatory compliance

•	Maximize shareholder value

•
Support our purpose of Lighting the Way to Financial Well-Being, support our performance promise of Leading the Movement for Financial Well-Being, and conform to our supporting principles of Client First, One Team, Executional Excellence, and Profitable Growth

To achieve this objective, CRM continually refines our risk governance structures, frameworks and management limits,

policies, processes, and procedures to reflect changes in our operating environment and/or corporate goals and strategies. In terms of underwriting, CRM Credit Risk seeks to mitigate risk through analysis of such things as a borrower's credit history; pertinent financial information, e.g., financial statements and tax returns, cash flow, and liquidity; and collateral value. Additionally, our loan products and underwriting elements are continuously reviewed and refined. Examples include: client eligibility requirements, documentation requirements, loan types, collateral types, LTV ratios, and minimum credit scores. Prior reviews have resulted in changes such as enhanced documentation standards, maximum LTV ratios and production channels, which contributed to material reductions in higher-risk exposures, such as higher-risk mortgage, home equity, and commercial construction loans, as well as a decline in early stage delinquencies and NPLs.
In practice, CRM measures and oversees business execution and risk management along a number of primary risk dimensions: credit, market, liquidity, operational, and compliance. Other risks, such as legal, strategic, and reputational risk, which can arise from any corporate activity, are also monitored by CRM and other risk stewards. Subject matter experts directly supporting the CRO in the management/oversight of these risks include, but are not limited to the:

•	Chief Wholesale Credit Officer and the Chief Retail (Consumer/Mortgage) Credit Officer

•	Corporate Market/Liquidity Risk and Enterprise Analytics Officer

•	Corporate Operational Risk Officer, who is also responsible for oversight of risk stewards

•	Corporate Compliance Officer

•	Corporate Model Risk Management Officer

•	Corporate Regulatory Liaison Officer
Risk Review, an assurance function, reports directly to the BRC and administratively to the CRO.
Credit Risk Management
Credit risk refers to the potential for economic loss arising from the failure of clients to meet their contractual agreements on all credit instruments, including on-balance sheet exposures from loans and leases, investment securities, and contingent exposures including unfunded commitments, letters of credit, credit derivatives, and counterparty risk under derivative products. As credit risk is an essential component of many of the products and services we provide to our clients, the ability to accurately measure and manage credit risk is integral to maintaining the long-run profitability and capital adequacy of our business. We commit to maintain and enhance a comprehensive credit system to meet business requirements and comply with evolving regulatory standards.
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
Borrower/counterparty (obligor) risk and facility risk is evaluated using our risk rating methodology, which is utilized in all lines of business. We use various risk models to estimate both expected and unexpected loss, which incorporates both internal and external default and loss experience. To the extent possible, we collect and use internal data to ensure the validity, reliability, and accuracy of our risk models used in default, severity, and loss estimation.
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
Our operations rely on computer systems, networks, the internet, digital applications, and the telecommunications and computer systems of third parties to perform business activities. The use of digital technologies introduces cyber-security risk that can manifest in the form of information theft, physical disruptions, criminal acts by individuals, groups, or nation states, and a client’s inability to access online services. We use a wide array of techniques to secure our operations and proprietary information such as Board approved policies and programs, network monitoring, access controls, dedicated security personnel, and defined insurance instruments, as well as consult with third-party data security experts.
To control cyber-security risk, we maintain an active information security program that conforms to FFIEC guidance. This information security program is aligned with our operational risks and is overseen by executive management, the Board, and our independent audit function. It continually monitors and evaluates threats, events, and the performance of its business operations and continually adapts and modifies its risk reduction activities accordingly. We also have a cyber liability insurance policy that provides us with coverage against certain losses. expenses, and damages associated with cyber risk.
Further, we recognize our role in the overall national payments system and we have adopted the National Institute of Standards and Technology Cyber Security Framework ("NIST CSF"). We also fully participate in the federally recognized financial sector information sharing organization structure, known as the Financial Services Information Sharing and Analysis Center ("FS-ISAC"). Digital technology is constantly evolving, and new and unforeseen threats and actions by others may disrupt operations or result in losses beyond our risk control thresholds. Although we invest substantial time and resources to manage and reduce cyber risk, it is not possible to completely eliminate this risk.
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

Market Risk Management
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices, and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and MVE to changes in interest rates, is our primary market risk and mainly arises from the structure of our balance sheet. Variable rate loans, prior to any hedging related actions, were approximately 60% of total loans at December 31, 2015, and after giving consideration to hedging related actions, were approximately 48% of total loans. Approximately 4-5% of our variable rate loans at December 31, 2015 had coupon rates that were equal to a contractually specified interest rate floor. In addition to interest rate risk, we are also exposed to market risk in our trading instruments measured at fair value. Our ALCO meets regularly and is responsible for reviewing our open market positions and establishing policies to monitor and limit exposure to market risk.

Market Risk from Non-Trading Activities
The primary goal of interest rate risk management is to control exposure to interest rate risk, within policy limits approved by the Board. These limits and guidelines reflect our appetite for interest rate risk over both short-term and long-term horizons. No limit breaches occurred during the year ended December 31, 2015.
The major sources of our non-trading interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of freestanding or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, which, as described in additional detail below, are employed by management to understand net interest income sensitivity and MVE sensitivity. These measures show that our interest rate risk profile is moderately asset sensitive at December 31, 2015.
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
One of the primary methods that we use to quantify and manage interest rate risk is simulation analysis, which we use to model net interest income from assets, liabilities, and derivative positions under various interest rate scenarios and balance sheet structures. This analysis measures the sensitivity of net interest income over a two-year time horizon, which differs from the interest rate sensitivities in Table 22, which reflect a one-year time horizon. Key assumptions in the simulation analysis (and in the valuation analysis discussed below) relate to the behavior of interest rates and spreads, the changes in product balances, and the behavior of loan and deposit clients in different rate environments. This analysis incorporates several assumptions, the most material of which relate to the repricing and behavioral fluctuations of deposits with indeterminate or non-contractual maturities.
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
The sensitivity analysis presented in Table 22 is measured as a percentage change in net interest income due to instantaneous moves in benchmark interest rates. Estimated changes set forth below are dependent upon material assumptions such as those previously discussed.

Net Interest Income Asset Sensitivity		Table 22

	Estimated % Change in Net Interest Income Over 12 Months [1]
	December 31, 2015	December 31, 2014
Rate Change
+200 bps	5.7%	6.7%
+100 bps	3.0%	3.5%
-25 bps	(1.2)%	(1.0)%
1 Estimated % change of net interest income is reflected on a non-FTE basis.

The decrease in net interest income asset sensitivity at December 31, 2015 compared to December 31, 2014 is due to growth in interest-bearing indeterminate maturity deposits, an increase in the securities AFS portfolio related to LCR compliance, and slower assumed prepayments. See additional discussion related to net interest income in the "Net Interest Income/Margin" section of this MD&A.
We also perform valuation analyses, which we use for discerning levels of risk present in the balance sheet and derivative positions that might not be taken into account in the net interest income simulation horizon. Whereas a net interest income simulation highlights exposures over a relatively short time horizon, our valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows and derivative cash flows minus the discounted present value of liability cash flows, the net of which is referred to as MVE. The sensitivity of MVE to changes in the level of interest rates is a measure of the longer-term repricing risk and options risk embedded in the balance sheet. Similar to the net interest income simulation, MVE uses instantaneous changes in rates. However, MVE values only the current balance sheet and does not incorporate originations of new/replacement business or balance sheet growth that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the MVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios. At December 31, 2015, the MVE profile in Table 23 indicated a decline in net balance sheet value due to instantaneous upward changes in rates. MVE sensitivity is reported in both upward and downward rate shocks.

Market Value of Equity Sensitivity		Table 23

	Estimated % Change in MVE
	December 31, 2015	December 31, 2014
Rate Change
+200 bps	(8.2)%	(4.2)%
+100 bps	(3.7)%	(1.5)%
-25 bps	0.7%	0.1%
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
Market Risk from Trading Activities
We manage market risk associated with trading activities using a comprehensive risk management approach, which includes VAR metrics, as well as stress testing and sensitivity analysis. All risk metrics are measured and monitored at the trading desk and the aggregate portfolio level on a daily basis to ensure risk exposures are in line with our risk appetite. Our risk measurement for covered positions takes into account trading exposures resulting from interest rate risk, equity risk, foreign exchange rate risk, credit spread risk, and commodity price risk.
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
In addition to VAR, in accordance with the Market Risk Rule issued by the U.S. banking regulators, we also calculate Stressed VAR, which is used as a component of the total market risk-based capital charge. We calculate the Stressed VAR risk measure using a ten-day holding period at a one-tail, 99% confidence level and employ a historical simulation approach based on a continuous twelve-month historical window. This window spans from 2008-2009 and reflects a period of significant financial stress to our portfolio. As such, our Stressed VAR calculation uses the same methodology and models as regular VAR, which is a requirement under the Market Risk Rule.
Table 24 presents VAR and Stressed VAR for the years ended December 31, as well as VAR by Risk Factor at December 31, 2015 and 2014.

Value at Risk Profile		Table 24

	Year Ended December 31
(Dollars in millions)	2015	2014
VAR (1-day holding period):
Period end	$3	$1
High	4	3
Low	2	1
Average	3	2

Stressed VAR (10-day holding period):
Period end	$23	$41
High	104	83
Low	19	18
Average	51	43

(Dollars in millions)	December 31, 2015	December 31, 2014
VAR by Risk Factor (1-day holding period):
Equity risk	$2	$1
Interest rate risk	3	1
Credit spread risk	2	1
VAR total (1-day diversified)	3	1

The trading portfolio, measured in terms of VAR, is predominantly comprised of four material sub-portfolios of covered positions: Credit trading, fixed income securities, interest rate derivatives, and equity derivatives. The trading portfolio also contains other sub-portfolios, including foreign exchange; however, these trading risk exposures are not material. All of our covered positions primarily emanate from underwriting, market making and associated risk mitigating hedging activity, and services for our clients. As illustrated in Table 24, both average daily VAR for the year ended December 31, 2015 and period end VAR at December 31, 2015 increased compared to the same periods in the prior year. These VAR increases were driven largely by higher levels of volatility in the market during 2015 compared to 2014. Average Stressed VAR was higher in 2015 compared to the prior year, also due largely to higher levels of volatility in the markets. However, risk mitigating activities along with balance sheet optimization efforts within our equity derivatives and credit trading businesses during the second half of 2015 contributed toward a lower period end Stressed VAR at December 31, 2015 compared to December 31, 2014. The trading portfolio of covered positions did not contain any correlation trading positions or on- or off-balance sheet securitization positions in 2015 or 2014.
In accordance with the Market Risk Rule, we evaluate the accuracy of our VAR model through daily backtesting by comparing daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) from covered positions with the corresponding daily VAR-based measures. As illustrated in the following graph for the twelve months ended December 31, 2015, there was a near VAR backtest exception in the third quarter with firmwide trading losses marginally lower compared to the previous day’s VAR measure. This was attributed largely to the sell-off in U.S. equity markets, which impacted our equity derivatives and credit trading portfolios. We use backtesting as one of the measures to evaluate performance of the various VAR models and as such, the occurrence of a certain number of backtest exceptions are to be expected in line with a given confidence level. An actual backtest exception instead of the near exception during the third quarter of 2015 would not have been inconsistent with the 99% confidence level at which daily VAR is measured. The total number of VAR backtesting exceptions over the preceding 12 months is used to determine the multiplication factor for the VAR-based capital requirement under the Market Risk Rule, whereby the capital multiplication factor increases from a minimum of three to a maximum of four, depending on the number of exceptions. There was no change in the capital multiplication factor over the preceding 12 months.

Firmwide VAR Backtesting
$3
$2
$1
$0
($1)
($2)
($3)
($4)
($5)
$ Millions
Jan-15
Feb-15
Mar-15
Apr-15
May-15
Jun-15
Jul-15
Aug-15
Sep-15
Oct-15
Nov-15
Dec-15
VAR
Trading Gains & Losses

We have valuation policies, procedures, and methodologies for all covered positions. Additionally, trading positions are reported in accordance with U.S. GAAP and are subject to independent price verification. See Note 17, "Derivative Financial Instruments" and Note 18, "Fair Value Election and Measurement" to the Consolidated Financial Statements in this Form 10-K, as well as the "Critical Accounting Policies" section of this MD&A for discussion of valuation policies, procedures, and methodologies.
Model risk management: Our approach for validating and evaluating the accuracy of internal and vended models and associated processes includes developmental and implementation testing and ongoing monitoring and maintenance performed by the various model developers in conjunction with model owners. The MRMG is responsible for the independent model validation for the VAR and Stressed VAR models. The validation typically includes evaluation of all model documentation, as well as model monitoring and maintenance plans. In addition, the MRMG performs its own testing. Due to ongoing developments in financial markets, evolution in modeling approaches, and for purposes of model enhancement, we assess the performance of all VAR models regularly through the model monitoring and maintenance process.
Stress testing: We use a comprehensive range of stress testing techniques to help monitor risks across trading desks and to augment standard daily VAR and other risk limits reporting. The stress testing framework is designed to quantify the impact of extreme but plausible stress scenarios that could lead to large unexpected losses. Our stress tests include historical repeats and simulations using hypothetical risk factor shocks. All trading positions within each applicable market risk category (interest rate risk, equity risk, foreign exchange rate risk, credit spread risk, and commodity price risk) are included in our comprehensive stress testing framework. We review stress testing scenarios on an ongoing basis and make updates as necessary to ensure that both current and potential emerging risks are captured appropriately.
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

Liquidity Risk Management
Liquidity risk is the risk of being unable, at a reasonable cost, to meet financial obligations as they come due. We manage liquidity risk utilizing three lines of defense as described below. These lines of defense are designed to mitigate our three primary liquidity risks: structural (“mismatch”) liquidity risk, market liquidity risk, and contingent liquidity risk. Structural liquidity risk arises from our maturity transformation activities and balance sheet structure, which may create mismatches in the timing of cash inflows and outflows. Market liquidity risk, which we also describe as refinancing or refunding risk, constitutes the risk that we could lose access to the financial markets or the cost of such access may rise to undesirable levels. Contingent liquidity risk arises from rare and severely adverse liquidity events; these events may be idiosyncratic or systemic, or a combination thereof.
We mitigate these risks utilizing a variety of tested liquidity management techniques in keeping with regulatory guidance and industry best practices. For example, we mitigate structural liquidity risk by structuring our balance sheet prudently so that we fund less liquid assets, such as loans, with stable funding sources, such as consumer and commercial deposits, long-term debt, and capital. We mitigate market liquidity risk by maintaining diverse borrowing resources to fund projected cash needs and structuring our liabilities to avoid maturity concentrations. We test contingent liquidity risk from a range of potential adverse circumstances in our contingency funding scenarios. These scenarios inform the amount of contingency liquidity sources we maintain as a liquidity buffer to ensure we can meet our obligations in a timely manner under adverse contingent liquidity events.
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
Management and Reporting Framework. We base our governance structure on and mitigate liquidity risk using three lines of defense. Our Corporate Treasury department constitutes the first line of defense, managing consolidated liquidity risks we encounter in the course of our business. Under the oversight of the ALCO, Corporate Treasury thereby assumes responsibility for identifying, measuring, monitoring, reporting, and managing our liquidity risks. In so doing, Corporate Treasury develops and implements short- and long-term liquidity management strategies, funding plans, and liquidity stress tests, and also monitors early warning indicators. Corporate Treasury primarily monitors and manages liquidity risk at the Parent Company and Bank levels as the non-bank subsidiaries are relatively small and these subsidiaries ultimately rely upon the Parent Company as a source of liquidity in adverse environments. However, Corporate Treasury also monitors liquidity developments of, and maintains a regular dialogue with, our other legal entities.
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
In September 2014, the Federal Reserve published final rules with respect to LCR requirements under Regulation WW. The LCR requires banking organizations to hold unencumbered high-quality liquid assets sufficient to withstand projected cash outflows under a prescribed liquidity stress scenario. Regulation WW will be phased in as specified with the regulatory requirements and requires that we maintain an LCR above 90% beginning January 1, 2016 and 100% beginning January 1, 2017. We expect to meet or exceed LCR requirements within the regulatory timelines. At December 31, 2015, our LCR was above the January 1, 2016 requirement of 90%.
Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. The Bank and the Parent Company borrow in the money markets using instruments such as Fed funds, Eurodollars, and CP. At December 31, 2015, the Parent Company had no CP outstanding and the Bank retained a material cash position in its Federal Reserve account. The Parent Company also retains a material cash position, in accordance with our policies and risk limits, discussed in greater detail below.
Sources of Funds. Our primary source of funds is a large, stable deposit base. Core deposits, predominantly made up of consumer and commercial deposits originated primarily from our retail branch network and Wholesale Banking client base, are our largest and most cost-effective source of funding. Core deposits increased to $148.9 billion at December 31, 2015, from $139.2 billion at December 31, 2014.
We also maintain access to diversified sources for both secured and unsecured wholesale funding. These uncommitted sources include Fed funds purchased from other banks, securities sold under agreements to repurchase, negotiable CDs, offshore deposits, FHLB advances, Global Bank Notes, and CP. Aggregate wholesale funding decreased to $13.8 billion at December 31, 2015 from $19.4 billion at December 31, 2014. Net short-term unsecured borrowings, which includes wholesale domestic and foreign deposits as well as Fed funds purchased, decreased to $3.8 billion at December 31, 2015, from $4.2 billion at December 31, 2014. The decrease in both wholesale funding and net short-term unsecured borrowings compared to December 31, 2014 was due to the growth in core deposits.
As mentioned above, the Bank and Parent Company maintain programs to access the debt capital markets. The Parent Company maintains a SEC shelf registration from which it may issue senior or subordinated notes and various capital securities such as common or preferred stock. Our Board has authorized the issuance of up to $5.0 billion of such securities, of which $5.0 billion of issuance capacity remained available at December 31, 2015.

The Bank maintains a Global Bank Note program under which it may issue senior or subordinated debt with various terms. At December 31, 2015, the Bank retained $36.5 billion of remaining capacity to issue notes under the Global Bank Note program.
Our issuance capacity under these Bank and Parent Company programs refers to authorization granted by our Board, which is a formal program capacity and not a commitment to purchase by any investor. Debt and equity securities issued under these programs are designed to appeal primarily to domestic and international institutional investors. Institutional investor demand for these securities depends upon numerous factors, including, but not limited to, our credit ratings and investor perception of financial market conditions and the health of the banking sector. Therefore, our ability to access these markets in the future could be impaired for either idiosyncratic or systemic reasons.
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
As illustrated in Table 25, Moody’s, S&P, and Fitch all assigned a “Stable” outlook on our credit ratings based on our improved earnings profile, good asset quality performance, solid liquidity profile, and sound capital position. Future credit rating downgrades are possible, although not currently anticipated given these “Stable” credit rating outlooks.

Credit Ratings and Outlook			Table 25
December 31, 2015
	Moody’s	S&P	Fitch
SunTrust Banks, Inc.:
Senior debt	Baa1	BBB+	A-
Preferred stock	Baa3	BB+	BB

SunTrust Bank:
Long-term deposits	A1	A-	A
Short-term deposits	P-1	A-2	F1
Senior debt	Baal	A-	A-
Outlook	Stable	Stable	Stable
Our investment portfolio is a use of funds and we manage that investment portfolio primarily as a store of liquidity, maintaining substantially all (approximately 98%) of our securities in liquid and high-grade asset classes such as agency MBS, agency debt, and U.S. Treasury securities; nearly all of these securities qualify as high-quality liquid assets under the U.S. LCR Final Rule. At December 31, 2015, our securities AFS portfolio contained $23.9 billion of unencumbered high-quality, liquid securities at market value.
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

The following table presents period end and average balances for our contingency liquidity sources for 2015 and 2014. These sources exceed our contingent liquidity needs as measured in our contingency funding scenarios.

Contingency Liquidity Sources				Table 26

	As of		Average for the Year Ended ¹
(Dollars in billions)	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Excess reserves	$2.4	$4.5	$3.6	$3.5
Free and liquid investment portfolio securities	23.9	22.2	23.1	13.8
Unused FHLB borrowing capacity	21.4	8.4	16.2	13.2
Unused discount window borrowing capacity	17.2	18.4	17.4	19.2
Total	$64.9	$53.5	$60.3	$49.7
1 Average based upon month-end data, except excess reserves, which is based upon a daily average.

Parent Company Liquidity. Our primary measure of Parent Company liquidity is the length of time the Parent Company can meet its existing and certain forecasted obligations using its cash resources. We measure and manage this metric using forecasts of both normal and adverse conditions. Under adverse conditions, we measure how long the Parent Company can meet its capital and debt service obligations after experiencing material attrition of short-term unsecured funding and without the support of dividends from the Bank or access to the capital markets. In accordance with these risk limits established by

ALCO and the Board, we manage the Parent Company’s liquidity by structuring its net maturity schedule to minimize the amount of debt maturing within a short period of time. A majority of the Parent Company’s liabilities are long-term in nature, coming from the proceeds of issuances of our capital securities and long-term senior and subordinated notes. See Note 11, “Borrowings and Contractual Commitments,” to the Consolidated Financial Statements in this Form 10-K for further information regarding Parent Company debt.
We manage the Parent Company to maintain most of its liquid assets in cash and securities that it could quickly convert into cash. Unlike the Bank, it is not typical for the Parent Company to maintain a material investment portfolio of publicly traded securities. We manage the Parent Company cash balance to provide sufficient liquidity to fund all forecasted obligations (primarily debt and capital service) for an extended period of months in accordance with our risk limits.
The primary uses of Parent Company liquidity include debt service, dividends on capital instruments, the periodic purchase of investment securities, loans to our subsidiaries, and common share repurchases. See further details of the authorized common share repurchases in the "Capital Resources" section of this MD&A and in Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" in this Form 10-K. We fund corporate dividends with Parent Company cash, the primary sources of which are dividends from our banking subsidiary and proceeds from the issuance of debt and capital securities. We are subject to both state and federal banking regulations that limit our ability to pay common stock dividends in certain circumstances.

Other Liquidity Considerations. At December 31, 2015, our liability for UTBs was $100 million and the liability for interest related to these UTBs was $8 million. The UTBs represent the difference between tax positions taken or expected to be taken in our tax returns and the benefits recognized in accordance with the accounting guidance for income taxes. If taxes related to these positions are ultimately paid, the payments would be made from our normal operating cash flows, likely over multiple years. See additional discussion in Note 14, "Income Taxes," to the Consolidated Financial Statements in this Form 10-K.
As presented in Table 27, we had an aggregate potential obligation of $85.5 billion to our clients in unused lines of credit at December 31, 2015. Commitments to extend credit are arrangements to lend to clients who have complied with predetermined contractual obligations. We also had $2.9 billion in letters of credit at December 31, 2015, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Approximately $633 million of these letters supported variable rate demand obligations at December 31, 2015. Unused commercial lines of credit have increased since December 31, 2014, as we continued to provide credit availability to our clients. Unused credit card lines increased during 2015 due to our strategic focus on growing this business and our launch of new, streamlined credit card product offerings in 2015. Additionally, our mortgage commitments increased during 2015 due to higher production volume.

Unfunded Lending Commitments				Table 27
	As of		Average for the Three Months Ended
(Dollars in millions)	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Unused lines of credit:
Commercial	$58,855	$50,122	$58,032	$49,932
Mortgage commitments [1]	3,232	3,259	3,215	3,317
Home equity lines	10,523	10,858	10,558	10,873
CRE	4,455	3,302	4,111	3,151
Credit card	8,478	6,675	8,203	6,380
Total unused lines of credit	$85,543	$74,216	$84,119	$73,653

Letters of credit:
Financial standby	$2,775	$2,917	$2,758	$3,161
Performance standby	137	121	140	64
Commercial	27	32	27	32
Total letters of credit	$2,939	$3,070	$2,925	$3,257
1 Includes IRLC contracts with notional balances of $2.3 billion at both December 31, 2015 and 2014.

Other Market Risk
Other sources of market risk include the risk associated with holding residential and commercial loans, other loans and securities designated for sale into the secondary market, mortgage loan commitments that will be sold into the secondary market, and our investment in MSRs. We manage the risks associated with the residential mortgage LHFS (i.e., the warehouse) and our IRLCs on residential loans intended for sale. The warehouses and IRLCs consist primarily of fixed and adjustable rate single family residential loans. The risk associated with the warehouses and IRLCs is the potential change in interest rates between the time the customer locks the rate on the anticipated loan and the time the loan is sold on the secondary market, which is typically 60-150 days.
We manage interest rate risk predominantly with interest rate swaps, futures, and forward sale agreements, where the changes in value of the instruments substantially offset the changes in value of the warehouse and the IRLCs. The IRLCs on residential mortgage loans intended for sale are classified as derivative instruments and are not designated for hedge accounting purposes.
MSRs are measured at the present value of future net cash flows that are expected to be received from the mortgage servicing portfolio. The value of MSRs is highly dependent upon the assumed prepayment speed of the mortgage servicing portfolio, which is driven by the level of certain key interest rates, primarily the current 30-year mortgage rate. Future expected net cash flows from servicing a loan in the mortgage servicing portfolio would not be realized if the loan pays off earlier than anticipated.
MSRs are measured at fair value with a balance of $1.3 billion and $1.2 billion at December 31, 2015 and 2014, respectively, and are managed within established risk limits and monitored as part of an established governance process.
We originated MSRs with fair values at the time of origination of $238 million and $178 million during 2015 and 2014, respectively. Additionally, we purchased MSRs with fair values of approximately $109 million and $130 million during 2015 and 2014, respectively.
We recognized mark-to-market decreases in the fair value of the MSR portfolio of $242 million and $401 million during 2015 and 2014, respectively. Changes in fair value include the decay resulting from the realization of expected monthly net servicing cash flows. We recognized net losses related to MSRs, inclusive of decay and related hedges, of $172 million and $134 million during 2015 and 2014, respectively. Compared to the prior year, the increase in net losses related to MSRs was driven by higher decay in the current periods, resulting from increased prepayments due to higher refinance activity given the low interest rate environment.
We held a total net book value of approximately $30 million and $9 million of non-public equity exposures (direct investments) and other equity-related investments at

December 31, 2015 and 2014, respectively. We generally hold these investments as long-term investments. If conditions in the market deteriorate, these long-term investments and other assets could incur impairment charges, including, but not limited to, goodwill and other intangible assets.

OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business we engage in certain activities that are not reflected in our Consolidated Balance Sheets, generally referred to as "off-balance sheet arrangements." These activities involve transactions with unconsolidated VIEs as well as other arrangements, such as commitments and guarantees, to meet the financing needs of our customers and to support ongoing operations. Additional information regarding these types of activities is included in the “Liquidity Risk Management” section of this MD&A, as well as Note 10, “Certain Transfers of Financial Assets and Variable Interest Entities,” Note 11, “Borrowings and Contractual Commitments,” and Note 16, “Guarantees,” to the Consolidated Financial Statements in this Form 10-K.
Contractual Obligations
In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on debt and lease arrangements, contractual commitments for capital expenditures, and service contracts. Table 28 presents our significant contractual obligations at December 31, 2015, except for UTBs (discussed below), unfunded lending commitments (presented in Table 27 within the "Liquidity Risk Management" section of this MD&A), short-term borrowings (presented in the "Borrowings" section of this MD&A), and pension and other postretirement benefit plans, disclosed in Note 15, "Employee Benefit Plans," to the Consolidated Financial Statements in this Form 10-K. Capital lease obligations and foreign time deposits were immaterial at December 31, 2015 and are not reflected in the table below. For additional information regarding our time deposits, operating leases, and long-term debt, refer to the "Deposits" section of this MD&A, as well as Note 8, "Premises and Equipment," and Note 11, "Borrowings and Contractual Commitments," to the Consolidated Financial Statements in this Form 10-K.
At December 31, 2015, we had UTBs of $100 million, which represent a reserve for tax positions that we have taken or expect to be taken in our tax returns, and which ultimately may not be sustained upon examination by taxing authorities. Since the ultimate amount and timing of any future tax settlements are uncertain, UTBs have been excluded from Table 28. See additional discussion in Note 14, "Income Taxes," to the Consolidated Financial Statements in this Form 10-K.

					Table 28
	Payments Due by Period
(Dollars in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Contractual Obligations:
Consumer and other time deposits [1]	$4,736	$3,250	$1,451	$382	$9,819
Brokered time deposits [1]	196	187	393	123	899
Long-term debt [1,2]	1,111	4,318	1,044	1,981	8,454
Operating leases	207	314	184	307	1,012
Purchase obligations [3]	349	30	4	—	383
Total	$6,599	$8,099	$3,076	$2,793	$20,567
[1] Amounts do not include interest.
[2] Amounts do not include capital lease obligations.
[3] Amounts represent termination fees for legally binding purchase obligations of $5 million or more. Payments made towards the purchase of goods or services under these contracts totaled $243 million during 2015.

BUSINESS SEGMENTS
Table 29 presents net income/(loss) for our reportable business segments:

Net Income/(Loss) by Business Segment			Table 29
	Year Ended December 31
(Dollars in millions)	2015	2014	2013
Consumer Banking and Private Wealth Management	$754	$695	$653
Wholesale Banking	954	875	807
Mortgage Banking	287	(53)	(527)

Corporate Other	159	434	508
Reconciling Items [1]	(221)	(177)	(97)
Total Corporate Other	(62)	257	411
Consolidated Net Income	$1,933	$1,774	$1,344
1 Includes differences between net income/(loss) reported for each business segment using management accounting practices and U.S. GAAP. Prior period information has been restated to reflect changes in internal reporting methodology. See additional information in Note 20, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-K.

Table 30 presents average loans and average deposits for our reportable business segments during the years ended December 31:

Average Loans and Deposits by Business Segment						Table 30
	Average Loans			Average Consumer and Commercial Deposits
(Dollars in millions)	2015	2014	2013	2015	2014	2013
Consumer Banking and Private Wealth Management	$40,632	$41,700	$40,510	$91,127	$86,070	$84,289
Wholesale Banking	67,853	62,638	54,142	50,376	43,566	39,572
Mortgage Banking	25,024	26,494	27,974	2,679	2,333	3,206
Corporate Other	49	42	31	20	43	9

See Note 20, “Business Segment Reporting,” to the Consolidated Financial Statements in this Form 10-K for a discussion of our segment structure, basis of presentation, and internal management reporting methodologies, including the reclassification of RidgeWorth results from the Wholesale Banking segment to Corporate Other in 2014.

BUSINESS SEGMENT RESULTS
Year Ended December 31, 2015 vs. 2014
Consumer Banking and Private Wealth Management
Consumer Banking and Private Wealth Management reported net income of $754 million for the year ended December 31, 2015, an increase of $59 million, or 8%, compared to 2014. The increase in net income was driven primarily by an increase in net interest income and lower provision for credit losses.
Net interest income was $2.7 billion, an increase of $100 million, or 4%, compared to 2014, primarily driven by growth in average deposit balances and improved loan spreads, partially offset by lower deposit spreads and a decline in average loan balances. Net interest income related to deposits increased $58 million, or 3%, driven by a $5.1 billion, or 6%, increase in average deposit balances. Favorable deposit mix trends continued as average deposit balances increased in all lower cost product categories, offsetting a $1.4 billion, or 13%, decline in average time deposits, contributing to a two basis point decline in the overall rate paid on average deposits. Net interest income related to loans increased $27 million, or 3%, driven by an overall 13 basis point increase in loan spreads, partially offset by a $1.1 billion, or 3%, decrease in average loan balances. Declines in student and indirect auto loans were driven by portfolio sales and the securitization of indirect auto loans in 2015, in addition to home equity and consumer mortgage loan attrition. These decreases were partially offset by growth primarily within the consumer direct loans, personal credit lines, and credit cards categories.
Provision for credit losses was $137 million, a decrease of $54 million, or 28%, compared to 2014. The decrease was largely driven by lower net charge-offs related to continued strong asset quality.
Total noninterest income was $1.5 billion, a decrease of $19 million, or 1%, compared to 2014. The decrease was largely driven by declines in service charges on deposits (due to changes in client behavior) and lower trust and investment management income (due to a decline in assets under management), partially offset by higher card fee income. Additionally, gains on loan portfolio sales were higher in 2015 compared to 2014.
Total noninterest expense was $2.9 billion, an increase of $36 million, or 1%, compared to 2014. The increase was driven by higher outside data processing expenses resulting from increased transaction volumes and higher utilization of outside vendors. Additionally, increases in various corporate support expenses, such as marketing and technology, were partially offset by decreases in staff expenses and operating losses.
Wholesale Banking
Wholesale Banking reported net income of $954 million for the year ended December 31, 2015, an increase of $79 million, or 9%, compared to 2014. The increase in net income was attributable to increases in net interest income and noninterest income, partially offset by an increase in the provision for credit losses and noninterest expense.
Net interest income was $1.9 billion, an increase of $111 million, or 6%, compared to 2014, driven by increases in average loan and deposit balances, partially offset by lower loan and deposit spreads. Net interest income related to loans increased, as average loan balances grew $5.2 billion, or 8%, led by growth in C&I, CRE, and tax-exempt loans. Net interest income related to client deposits increased as average deposit balances grew $6.8 billion, or 16%, compared to 2014. Lower cost average demand deposits increased $415 million, or 2%, and average combined interest-bearing transaction and money market accounts increased $6.6 billion, or 32%, while average CD balances declined approximately $169 million. Enhancements we made to our treasury and payment products, in conjunction with our client liquidity specialists, contributed to our deposit growth momentum.
Provision for credit losses was $137 million, an increase of $66 million, compared to 2014. The increase reflects loan growth and higher reserves related to energy exposures.
Total noninterest income was $1.2 billion, an increase of $111 million, or 10%, compared to 2014. The increase was primarily driven by a $57 million, or 14%, increase in investment banking income and an increase in leasing-related revenue attributable to impairment charges on aircraft leases recognized in 2014. These increases were partially offset by declines in trading revenues, letter of credit fees, net service charges on treasury related services, and other income.
Total noninterest expense was $1.6 billion, an increase of $23 million, or 1%, compared to 2014. The increase was primarily due to increases in employee compensation as we continue to invest in talent to meet our clients' needs and augment our capabilities, expense tied to new market tax credit investments, and outside processing expenses. These increases were partially offset by lower impairment charges due to our strategic, first quarter of 2014 decision to sell certain legacy investments of the aforementioned affordable housing partnership assets. The sale of these investments resulted in an impairment charge in 2014, as well as a decline in associated partnership expenses due to the subsequent sale of those assets.

Mortgage Banking
Mortgage Banking reported net income was $287 million for the year ended December 31, 2015, compared to a net loss of $53 million in 2014. Excluding the 2014 after-tax impact of Form 8-K and other legacy mortgage-related items presented in Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," the increase in net income was driven by declines in the provision for credit losses and noninterest expense, partially offset by lower net interest income.
Net interest income was $483 million, a decrease of $69 million, or 13%, compared to 2014. The decrease was predominantly due to lower net interest income on loans and LHFS. Net interest income on loans decreased $58 million, or 14%, due to a $1.5 billion, or 6%, decrease in average loan balances and lower spreads on residential mortgages. The decline in average loans was largely driven by the sale of government-guaranteed residential loans in the second and third quarters of 2014. Additionally, net interest income on LHFS decreased $6 million primarily due to lower spreads.
Provision for credit losses was a benefit of $110 million, resulting in a decrease of $191 million compared to 2014. The improvement was primarily attributable to continued improvement in asset quality.

Total noninterest income was $460 million, a decrease of $13 million, or 3%, compared to 2014. The decrease was primarily driven by gains on the sale of government-guaranteed residential loans in the second and third quarters of 2014 and a decline in mortgage servicing income, partially offset by higher mortgage production income. Mortgage servicing income was $169 million, a decrease of $27 million, or 14%, driven by higher prepayments, partially offset by higher servicing fees. Total loans serviced for others were $121.0 billion at December 31, 2015, compared to $115.5 billion at December 31, 2014. The 5% increase was largely attributable to the purchase of MSRs in 2015. Mortgage production related income increased $69 million, compared to 2014, due to higher gain on sale revenue, a decline in the repurchase provision, and higher production related fee income. Loan originations were $22.7 billion for the year ended December 31, 2015, compared to $16.4 billion for 2014, an increase of $6.3 billion, or 38%. Other income decreased $54 million, predominantly driven by the aforementioned gains on the sale of government-guaranteed residential loans in 2014, partially offset by gains on loan sales in 2015.
Total noninterest expense was $682 million, a decline of $367 million, or 35%, compared to 2014. The decrease was primarily attributable to a $387 million decline in operating losses driven by mortgage-related legal matters recognized in 2014. In 2015, higher mortgage production volumes resulted in increases in staff expenses and outside processing costs and credit services, compared to 2014.

Corporate Other
Corporate Other net income for the year ended December 31, 2015 was $159 million, a decrease of $275 million, or 63%, compared to 2014. The decrease in net income was primarily due to the $105 million gain on sale of RidgeWorth in 2014 and a decline in net interest income, partially offset by lower noninterest expenses.
Net interest income for the year ended December 31, 2015 was $150 million, a decrease of $129 million, or 46%, compared to 2014. The decrease was primarily due to a $125 million decline in commercial loan related swap income. Additionally, growth in client deposits during 2015 enabled reductions of $3.7 billion, or 66%, and $1.4 billion, or 12%, in average short-term borrowings and average long-term debt, respectively.
Total noninterest income was $99 million, a decrease of $139 million, or 58%, compared to 2014. The decrease was primarily due to the gain on the sale of RidgeWorth in 2014, foregone trust and investment management income as a result of the sale of RidgeWorth, partially offset by higher 2015 mark-to-market valuation gains on public debt measured at fair value and net gains on the sale of securities AFS of $21 million in 2015, compared to losses of $15 million on the sale of securities AFS in 2014.
Total noninterest expense was $15 million, a decline of $77 million compared to 2014. The decline was primarily due to expense reductions resulting from the sale of RidgeWorth, and a decline in severance costs, compared to 2014. These declines were partially offset by the $24 million of debt extinguishment costs, net of related hedges, associated with balance sheet repositioning during 2015.

Year Ended December 31, 2014 vs. 2013
Consumer Banking and Private Wealth Management
Consumer Banking and Private Wealth Management reported net income of $695 million for the year ended December 31, 2014, an increase of $42 million, or 6%, compared to 2013. The increase in net income was primarily driven by increased total revenue and continued improvement in credit quality resulting in lower provision for credit losses, which in aggregate more than offset a 3% increase in expenses.
Net interest income was $2.6 billion, an increase of $34 million, or 1%, compared to 2013, driven by increased average deposit and loan balances, partially offset by lower rate spreads. Net interest income related to deposits increased $14 million, or 1%, driven by a $1.8 billion, or 2%, increase in average deposit balances, partially offset by a three basis point decrease in deposit spreads. Favorable deposit mix trends continued as average deposit balances increased in all lower cost account categories, offsetting a $2.0 billion, or 15%, decline in average time deposits. Net interest income related to loans increased $3 million, driven by a $1.2 billion increase in average loan balances, partially offset by a six basis point decrease in loan spreads. The increase in average loans was primarily driven by growth in consumer loans, which more than offset home equity line paydowns and a decline in nonaccrual loans. Other funding costs related to other assets improved by $19 million, driven primarily by a decline in funding rates.
Provision for credit losses was $191 million, a decrease of $70 million, or 27%, compared to 2013. The decrease was primarily driven by declines in home equity line and commercial loan net charge-offs, partially offset by an increase in nonguaranteed student loan net charge-offs.
Total noninterest income was $1.5 billion, an increase of $45 million, or 3%, compared to 2013, driven by an increase in retail investment income, trust and investment management, card fees and insurance income, partially offset by a decrease in service charges on deposits.
Total noninterest expense was $2.9 billion, an increase of $83 million, or 3%, compared to 2013. The increase was driven by higher staff expenses related to investment in revenue generating positions, primarily in wealth management-related businesses to help fulfill more of our clients’ wealth and investment management needs. Additionally, higher operating losses were partially offset by a decrease in other operating expenses.

Wholesale Banking
Wholesale Banking reported net income of $875 million for the year ended December 31, 2014, an increase of $68 million, or 8%, compared to 2013. The increase in net income was attributable to an increase in net interest income and a decrease in provision for credit losses, partially offset by an increase in noninterest expense.
Net interest income was $1.8 billion, a $127 million, or 8%, increase compared to 2013, driven by increases in average loan and deposit balances, partially offset by lower rate spreads. Net interest income related to loans increased, as average loan balances grew $8.5 billion, or 16%, led by C&I, CRE, and tax-exempt loans. Net interest income related to client deposits increased as average deposit balances grew $4.0 billion, or 10%, compared to 2013. Lower cost demand deposits increased $1.8 billion, or 9%, and average combined interest-bearing transaction and money market accounts increased $2.3 billion, or 12%, while average CD balances declined approximately $143 million.
Provision for credit losses was $71 million, a decrease of $53 million, or 43%, compared to 2013. The decline reflects the continued improvement in overall Wholesale Banking credit quality and a $56 million decline in net charge-offs, partially offset by an increase in the provision for loan losses in the fourth quarter of 2014 related to the decline in oil prices.
Total noninterest income was $1.1 billion, which was virtually unchanged compared to 2013. A $49 million, or 14%, increase in investment banking income along with higher structured real estate gains, card fees, and non-margin loan fees was largely offset by declines in affordable housing partnership revenue and related gains driven by the sale of certain affordable housing properties. Additionally, trading revenue and service charges on treasury related services declined, and impairment charges related to aircraft leases increased in 2014.
Total noninterest expense was $1.6 billion, an increase of $97 million, or 7%, compared to 2013. The increase was primarily due to an increase in employee compensation as we continue to invest in talent to better meet our clients’ needs and augment our capabilities, along with a reduction to incentive compensation accruals in the first quarter of 2013. Other expenses increased due to our strategic decision to sell certain legacy investments in affordable housing partnerships in the first quarter of 2014, which resulted in a net $21 million impairment charge in 2014. These increases in expense were partially offset by a decrease in operating losses driven by a $32 million settlement of legal matters in the third quarter of 2013 and lower affordable housing partnership expense.
Mortgage Banking
Mortgage Banking reported a net loss of $53 million for the year ended December 31, 2014, compared to a net loss of $527 million for 2013. The 2014 results included $324 million of Form 8-K and other legacy mortgage-related items as presented in Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures."
Net interest income was $552 million, an increase of $13 million, or 2%, primarily due to higher net interest income on loans, partially offset by a decline net interest income on LHFS and deposits. Net interest income on loans increased $39 million, primarily due to an increase in loan spreads. This increase was partially offset by an $11 million decline in interest income on LHFS due to a $0.7 billion, or 29%, decrease in average balances which was driven by lower production volume in 2014, partially negated by higher spreads. Additionally, a $14 million decline in income on average deposits was driven by a $0.9 billion, or 27%, decline in average total deposit balances, partially offset by higher spreads.
Provision for credit losses was $81 million, a decrease of $89 million, or 52%, compared to 2013. The improvement was largely attributable to improved credit quality.
Total noninterest income was $473 million, an increase of $71 million, or 18%, compared to 2013. The increase was primarily driven by higher mortgage servicing and other income, partially offset by lower mortgage production income. Mortgage servicing income of $196 million increased $109 million, driven by lower decay, higher servicing fees, and improved net hedge performance. Loans serviced for others were $115.5 billion, an increase of 8%, at December 31, 2014, compared to $106.8 billion at December 31, 2013. The increase was largely attributable to the purchase of MSRs in 2014. Mortgage loan production income decreased $113 million due to a decline in production volume, driven by lower refinance volume, as well as gain on sale margins, partially offset by a $102 million decline in the mortgage repurchase provision. The mortgage repurchase provision in the third quarter of 2013 included $63 million related to the settlement of certain repurchase claims with the GSEs. Loan origination volume was $16.4 billion, a decrease of $13.5 billion, or 45%, for the year ended December 31, 2014, compared to 2013. Other income increased $75 million, primarily driven by gains on the sale of $2.0 billion of government-guaranteed residential mortgages that were transferred to LHFS in the second quarter of 2014 and subsequently sold in the third quarter of 2014, as well as gains on government-guaranteed loans that were sold in the second quarter of 2014.
Total noninterest expense was $1.0 billion, a decline of $454 million, or 30%, compared to 2013. Operating losses and collection services decreased $200 million due to a $291 million charge to settle specific mortgage related legal matters and a $96 million charge related to the increase in our allowance for servicing advances, both recognized in the third quarter of 2013, in addition to a decline in other operating losses. These specific 2013 charges were offset by $324 million of expenses for mortgage related legal matters in 2014, specifically, HAMP related charges net of the impact of the progression of other legal related matters during 2014 and a $145 million legal provision. Total staff expense declined $120 million driven by lower staffing levels reflecting the decline in loan production volumes and ongoing efforts to improve productivity. In addition, lower mortgage production volumes resulted in declines in outside processing costs of $33 million and credit services of $22 million. Additionally, total allocated expense decreased $48 million in 2014.
Corporate Other
Corporate Other net income for the year ended December 31, 2014 was $434 million, a decrease of $75 million, or 15%, compared to 2013. The decrease in income was primarily due to a decline in net interest income and a reduction in the amount of tax benefits resulting from the recognition of discrete items in 2013.
Net interest income in 2014 was $279 million, a decrease of $40 million, or 13%, compared to 2013. The decrease was primarily due to a $31 million decline in commercial loan related swap income and $7 million of foregone RidgeWorth net interest income. Average long-term debt increased by $2.4 billion, or 27%, and average short-term borrowings increased by $1.7 billion, or 45%, compared to 2013, driven by balance sheet management activities.
Total noninterest income was $238 million, which was virtually unchanged compared to 2013. Foregone RidgeWorth trust and investment management income and higher losses on the sale of securities AFS in 2014 was offset by the gain on the sale of RidgeWorth in the second quarter of 2014.

Total noninterest expense was $92 million, a decrease of $8 million, or 8%, compared to 2013. The decrease was primarily due to a reduction in expenses due to the sale of RidgeWorth, partially offset by higher severance costs, incentive compensation related to business performance, debt issuance costs, and operating losses driven by the reversal of a loss accrual in 2013.

FOURTH QUARTER 2015 RESULTS
Quarter Ended December 31, 2015 vs. Quarter Ended December 31, 2014
We reported net income available to common shareholders of $467 million in the fourth quarter of 2015, an increase of $89 million compared with the same period of the prior year. Earnings per average common diluted share were $0.91 for the fourth quarter of 2015 and included a $0.03 per share discrete tax benefit, compared to $0.72 for the fourth quarter of 2014, which was negatively impacted by legacy mortgage legal matters totaling $0.17 per share. Excluding the impacts of the discrete matters in the current quarter and the fourth quarter of 2014, earnings per share were relatively stable.
In the fourth quarter of 2015, net interest income (on an FTE basis) was $1.3 billion, an increase of $33 million compared to the fourth quarter of 2014. The increase was driven by growth in average earning assets and a decrease in long-term debt, partially offset by a slight decline in earning asset yields. Net interest margin increased two basis points to 2.98% for the fourth quarter of 2015, compared to the same period in 2014, due primarily to a shift towards lower-cost funding sources.
The provision for credit losses was $51 million in the fourth quarter of 2015, a decrease of $23 million, or 31%, compared to the fourth quarter of 2014, driven by the overall improvement in asset quality, in addition to lower net charge-offs.
Total noninterest income was $765 million for the fourth quarter of 2015, a decrease of $30 million, or 4%, compared to the fourth quarter of 2014. The decrease was attributed to lower investment banking, wealth management, and mortgage-related revenue as well as a decline in service charges on deposits.
Investment banking income decreased $5 million in the fourth quarter of 2015, compared to the fourth quarter of 2014, which was driven by a decline in debt origination activity stemming from challenging market conditions, partially offset by growth in equity originations. Trust and investment management income decreased $5 million in the fourth quarter of 2015, compared to the fourth quarter of 2014, largely due to a decline in assets under management.
Mortgage production related income was $53 million in the fourth quarter of 2015, a decrease of $8 million compared to the fourth quarter of 2014, driven by a modest decline in gain-on-sale margins. Mortgage servicing income increased $3 million compared to the fourth quarter of 2014 due to higher servicing fees as a result of a larger servicing portfolio, driven by portfolio acquisitions.
Other noninterest income decreased $12 million in the fourth quarter of 2015, compared to the fourth quarter of 2014, due largely to foregone income from the sale of affordable housing investments in 2015.
Total noninterest expense was $1.3 billion in the fourth quarter of 2015, a decrease of $122 million compared to the fourth quarter of 2014. The decrease compared to prior year was due primarily to the $145 million legal provision related to legacy mortgage matters, reflected in operating losses, in the fourth quarter of 2014.
Employee compensation and benefits expense increased $20 million in the fourth quarter of 2015, compared to the fourth quarter of 2014, primarily due to higher employee compensation expense, driven by improved business performance, and partially offset by a decrease in employee benefit costs.
Outside processing and software expense was $222 million in the current quarter, compared to $206 million in the fourth quarter of 2014. The increase was due to higher utilization of third-party services, increased business activity, and certain discrete costs incurred in the current quarter.
Other noninterest expense decreased $19 million compared to the fourth quarter of 2014, primarily driven by lower credit and collections costs and lower consulting expenses.
The income tax provision for the fourth quarter of 2015 was $185 million, compared to the fourth quarter of 2014 income tax provision of $128 million. The effective tax rate for the fourth quarter of 2015 was approximately 28%, compared to approximately 25% in the fourth quarter of 2014. Excluding the $57 million tax impact of the aforementioned $145 million legal provision related to legacy mortgage matters, the fourth quarter 2014 tax provision was $185 million, and the effective tax rate was approximately 28%.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See the “Enterprise Risk Management” section of the MD&A in this Form 10-K, which is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SunTrust Banks, Inc.

We have audited the accompanying consolidated balance sheets of SunTrust Banks, Inc. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SunTrust Banks, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SunTrust Banks, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 23, 2016

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SunTrust Banks, Inc.

We have audited SunTrust Banks, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). SunTrust Banks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, SunTrust Banks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SunTrust Banks, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 23, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 23, 2016

SunTrust Banks, Inc.
Consolidated Statements of Income

	Year Ended December 31
(Dollars in millions and shares in thousands, except per share data)	2015	2014	2013
Interest Income
Interest and fees on loans	$4,506	$4,617	$4,633
Interest and fees on loans held for sale	82	78	107
Interest and dividends on securities available for sale	593	613	579
Trading account interest and other	84	76	69
Total interest income	5,265	5,384	5,388
Interest Expense
Interest on deposits	219	235	291
Interest on long-term debt	252	270	210
Interest on other borrowings	30	39	34
Total interest expense	501	544	535
Net interest income	4,764	4,840	4,853
Provision for credit losses	165	342	553
Net interest income after provision for credit losses	4,599	4,498	4,300
Noninterest Income
Service charges on deposit accounts	622	645	657
Other charges and fees	377	368	369
Card fees	329	320	310
Investment banking income	461	404	356
Trading income	181	182	182
Trust and investment management income	334	423	518
Retail investment services	300	297	267
Mortgage production related income	270	201	314
Mortgage servicing related income	169	196	87
Gain on sale of subsidiary	—	105	—
Net securities gains/(losses)	21	(15)	2
Other noninterest income	204	197	152
Total noninterest income	3,268	3,323	3,214
Noninterest Expense
Employee compensation	2,576	2,576	2,488
Employee benefits	366	386	413
Outside processing and software	815	741	746
Net occupancy expense	341	340	348
Equipment expense	164	169	181
Marketing and customer development	151	134	135
Regulatory assessments	139	142	181
Credit and collection services	71	91	264
Operating losses	56	441	503
Amortization	40	25	23
Other noninterest expense [1]	441	498	549
Total noninterest expense	5,160	5,543	5,831
Income before provision for income taxes	2,707	2,278	1,683
Provision for income taxes [1]	764	493	322
Net income including income attributable to noncontrolling interest	1,943	1,785	1,361
Net income attributable to noncontrolling interest	10	11	17
Net income	$1,933	$1,774	$1,344
Net income available to common shareholders	$1,863	$1,722	$1,297

Net income per average common share:
Diluted	$3.58	$3.23	$2.41
Basic	3.62	3.26	2.43
Dividends declared per common share	0.92	0.70	0.35
Average common shares - diluted	520,586	533,391	539,093
Average common shares - basic	514,844	527,500	534,283
1 Amortization expense related to qualified affordable housing investment costs is recognized in provision for income taxes for each of the periods presented as allowed by an accounting standard adopted in 2014. Accordingly, $49 million of related amortization expense for the year ended December 31, 2013 was reclassified from other noninterest expense to provision for income taxes.

See accompanying Notes to Consolidated Financial Statements.

SunTrust Banks, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31
(Dollars in millions)	2015	2014	2013
Net income	$1,933	$1,774	$1,344
Components of other comprehensive (loss)/income:
Change in net unrealized (losses)/gains on securities available for sale, net of tax of ($93), $218, and ($349), respectively	(163)	375	(597)
Change in net unrealized losses on derivative instruments, net of tax of ($5), ($106), and ($148), respectively	(10)	(182)	(253)
Change related to employee benefit plans, net of tax of ($103), ($15), and $147, respectively	(165)	(26)	252
Total other comprehensive (loss)/income, net of tax	(338)	167	(598)
Total comprehensive income	$1,595	$1,941	$746

See accompanying Notes to Consolidated Financial Statements.

SunTrust Banks, Inc.
Consolidated Balance Sheets

	December 31,
(Dollars in millions and shares in thousands, except per share data)	2015	2014
Assets
Cash and due from banks	$4,299	$7,047
Federal funds sold and securities borrowed or purchased under agreements to resell	1,277	1,160
Interest-bearing deposits in other banks	23	22
Cash and cash equivalents	5,599	8,229
Trading assets and derivative instruments [1]	6,119	6,202
Securities available for sale [2]	27,825	26,770
Loans held for sale ($1,494 and $1,892 at fair value at December 31, 2015 and 2014, respectively)	1,838	3,232
Loans [3] ($257 and $272 at fair value at December 31, 2015 and 2014, respectively)	136,442	133,112
Allowance for loan and lease losses	(1,752)	(1,937)
Net loans	134,690	131,175
Premises and equipment, net	1,502	1,508
Goodwill	6,337	6,337
Other intangible assets (MSRs at fair value: $1,307 and $1,206 at December 31, 2015 and 2014, respectively)	1,325	1,219
Other assets	5,582	5,656
Total assets	$190,817	$190,328

Liabilities
Noninterest-bearing deposits	$42,272	$41,096
Interest-bearing deposits	107,558	99,471
Total deposits	149,830	140,567
Funds purchased	1,949	1,276
Securities sold under agreements to repurchase	1,654	2,276
Other short-term borrowings	1,024	5,634
Long-term debt [4] ($973 and $1,283 at fair value at December 31, 2015 and 2014, respectively)	8,462	13,022
Trading liabilities and derivative instruments	1,263	1,227
Other liabilities	3,198	3,321
Total liabilities	167,380	167,323
Shareholders’ Equity
Preferred stock, no par value	1,225	1,225
Common stock, $1.00 par value	550	550
Additional paid-in capital	9,094	9,089
Retained earnings	14,686	13,295
Treasury stock, at cost, and other [5]	(1,658)	(1,032)
Accumulated other comprehensive loss, net of tax	(460)	(122)
Total shareholders’ equity	23,437	23,005
Total liabilities and shareholders’ equity	$190,817	$190,328

Common shares outstanding [6]	508,712	524,540
Common shares authorized	750,000	750,000
Preferred shares outstanding	12	12
Preferred shares authorized	50,000	50,000
Treasury shares of common stock	41,209	25,381

[1] Includes trading securities pledged as collateral where counterparties have the right to sell or repledge the collateral	$1,377	$1,316
[2] Includes securities AFS pledged as collateral where counterparties have the right to sell or repledge the collateral	—	369
[3] Includes loans of consolidated VIEs	246	288
[4] Includes debt of consolidated VIEs	259	302
[5] Includes noncontrolling interest	108	108
[6] Includes restricted shares	1,334	2,930

See accompanying Notes to Consolidated Financial Statements.

SunTrust Banks, Inc.
Consolidated Statements of Shareholders’ Equity

(Dollars and shares in millions, except per share data)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock and Other [1]	Accumulated Other Comprehensive Income/(Loss)	Total
Balance, January 1, 2013	$725	539	$550	$9,174	$10,817	($590)	$309	$20,985
Net income	—	—	—	—	1,344	—	—	1,344
Other comprehensive loss	—	—	—	—	—	—	(598)	(598)
Change in noncontrolling interest	—	—	—	—	—	5	—	5
Common stock dividends, $0.35 per share	—	—	—	—	(188)	—	—	(188)
Preferred stock dividends [2]	—	—	—	—	(37)	—	—	(37)
Acquisition of treasury stock	—	(5)	—	—	—	(150)	—	(150)
Exercise of stock options and stock compensation expense	—	1	—	(27)	—	43	—	16
Restricted stock activity	—	1	—	(35)	—	39	—	4
Amortization of restricted stock compensation	—	—	—	—	—	32	—	32
Issuance of stock for employee benefit plans and other	—	—	—	3	—	6	—	9
Balance, December 31, 2013	$725	536	$550	$9,115	$11,936	($615)	($289)	$21,422
Net income	—	—	—	—	1,774	—	—	1,774
Other comprehensive income	—	—	—	—	—	—	167	167
Change in noncontrolling interest	—	—	—	—	—	5	—	5
Common stock dividends, $0.70 per share	—	—	—	—	(371)	—	—	(371)
Preferred stock dividends [2]	—	—	—	—	(42)	—	—	(42)
Issuance of preferred stock, Series F	500	—	—	(4)	—	—	—	496
Acquisition of treasury stock	—	(12)	—	—	—	(458)	—	(458)
Exercise of stock options and stock compensation expense	—	1	—	(16)	—	20	—	4
Restricted stock activity	—	—	—	18	(2)	1	—	17
Amortization of restricted stock compensation	—	—	—	—	—	27	—	27
Change in equity related to the sale of subsidiary	—	—	—	(23)	—	(16)	—	(39)
Issuance of stock for employee benefit plans and other	—	—	—	(1)	—	4	—	3
Balance, December 31, 2014	$1,225	525	$550	$9,089	$13,295	($1,032)	($122)	$23,005
Net income	—	—	—	—	1,933	—	—	1,933
Other comprehensive loss	—	—	—	—	—	—	(338)	(338)
Common stock dividends, $0.92 per share	—	—	—	—	(475)	—	—	(475)
Preferred stock dividends [2]	—	—	—	—	(64)	—	—	(64)
Acquisition of treasury stock	—	(17)	—	—	—	(679)	—	(679)
Exercise of stock options and stock compensation expense	—	1	—	(18)	—	30	—	12
Restricted stock activity	—	—	—	23	(3)	4	—	24
Amortization of restricted stock compensation	—	—	—	—	—	16	—	16
Issuance of stock for employee benefit plans and other	—	—	—	—	—	3	—	3
Balance, December 31, 2015	$1,225	509	$550	$9,094	$14,686	($1,658)	($460)	$23,437
1 At December 31, 2015, includes ($1,764) million for treasury stock, ($2) million for the compensation element of restricted stock, and $108 million for noncontrolling interest.
At December 31, 2014, includes ($1,119) million for treasury stock, ($21) million for the compensation element of restricted stock, and $108 million for noncontrolling interest.
At December 31, 2013, includes ($684) million for treasury stock, ($50) million for the compensation element of restricted stock, and $119 million for noncontrolling interest.
2 For the year ended December 31, 2015, dividends were $4,056 per share for both Perpetual Preferred Stock Series A and B, $5,875 per share for Perpetual Preferred Stock Series E, and $6,219 per share for Perpetual Preferred Stock Series F.
For the year ended December 31, 2014, dividends were $4,056 per share for both Perpetual Preferred Stock Series A and B, and $5,875 per share for Perpetual Preferred Stock Series E.
For the year ended December 31, 2013, dividends were $4,056 per share for both Perpetual Preferred Stock Series A and B, and $5,793 per share for Perpetual Preferred Stock Series E.

See accompanying Notes to Consolidated Financial Statements.

SunTrust Banks, Inc. Consolidated Statements of Cash Flows

	Year Ended December 31
(Dollars in millions)	2015	2014	2013
Cash Flows from Operating Activities
Net income including income attributable to noncontrolling interest	$1,943	$1,785	$1,361
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Gain on sale of subsidiary	—	(105)	—
Depreciation, amortization, and accretion	786	693	708
Origination of mortgage servicing rights	(238)	(178)	(352)
Provisions for credit losses and foreclosed property	176	364	605
Mortgage repurchase (benefit)/provision	(12)	12	114
Deferred income tax expense	21	99	495
Stock-based compensation	89	67	53
Excess tax benefits from stock-based compensation	(20)	(6)	(4)
Net securities (gains)/losses	(21)	15	(2)
Net gain on sale of loans held for sale, loans, and other assets	(323)	(343)	(267)
Net decrease/(increase) in loans held for sale	1,625	(1,567)	2,104
Net decrease/(increase) in trading assets	67	(1,529)	770
Net increase in other assets	(407)	(45)	(529)
Net decrease in other liabilities	(190)	(444)	(846)
Net cash provided by/(used in) operating activities	3,496	(1,182)	4,210

Cash Flows from Investing Activities
Proceeds from maturities, calls, and paydowns of securities available for sale	5,680	4,707	5,522
Proceeds from sales of securities available for sale	2,708	2,470	2,063
Purchases of securities available for sale	(9,882)	(11,039)	(9,215)
Proceeds from sales of auction rate securities	—	59	8
Net increase in loans, including purchases of loans	(5,897)	(9,843)	(8,409)
Proceeds from sales of loans	2,127	4,090	819
Purchases of mortgage servicing rights	(117)	(130)	—
Capital expenditures	(186)	(147)	(200)
Payments related to acquisitions, including contingent consideration	(30)	(11)	(3)
Proceeds from sale of subsidiary	—	193	—
Proceeds from the sale of other real estate owned and other assets	281	378	472
Net cash used in investing activities	(5,316)	(9,273)	(8,943)

Cash Flows from Financing Activities
Net increase/(decrease) in total deposits	9,263	10,808	(2,557)
Net (decrease)/increase in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	(4,559)	447	3,245
Proceeds from long-term debt	1,351	2,574	1,564
Repayments of long-term debt	(5,684)	(53)	(155)
Proceeds from the issuance of preferred stock	—	496	—
Repurchase of common stock	(679)	(458)	(150)
Common and preferred dividends paid	(539)	(409)	(225)
Incentive compensation related activity	37	16	17
Net cash (used in)/provided by financing activities	(810)	13,421	1,739
Net (decrease)/increase in cash and cash equivalents	(2,630)	2,966	(2,994)
Cash and cash equivalents at beginning of period	8,229	5,263	8,257
Cash and cash equivalents at end of period	$5,599	$8,229	$5,263

Supplemental Disclosures:
Interest paid	$523	$534	$533
Income taxes paid	497	380	168
Income taxes refunded	(1)	(219)	(99)
Loans transferred from loans held for sale to loans	741	44	43
Loans transferred from loans to loans held for sale	1,790	3,280	280
Loans transferred from loans and loans held for sale to other real estate owned	67	148	255
Amortization of deferred gain on sale leaseback of premises	54	53	58
Non-cash impact of the deconsolidation of CLO	—	282	—
Non-cash impact of debt assumed by purchaser in lease sale	190	177	194
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
General
SunTrust, one of the nation's largest commercial banking organizations, is a financial services holding company with its headquarters in Atlanta, Georgia. Through its principal subsidiary, SunTrust Bank, the Company offers a full line of financial services for consumers, businesses, corporations, and institutions, both through its branches (located primarily within Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia) and through other national delivery channels. In addition to deposit, credit, mortgage banking, and trust and investment services provided by the Bank, other subsidiaries of the Company provide asset and wealth management, securities brokerage, and capital market services. SunTrust provides clients with a selection of technology-based banking channels, including the internet, mobile, ATMs, and telebanking. SunTrust operated under the following business segments during 2015: Consumer Banking and Private Wealth Management, Wholesale Banking, and Mortgage Banking, with functional activities included in Corporate Other. For additional information on the Company’s business segments, see Note 20, “Business Segment Reporting.”

Principles of Consolidation and Basis of Presentation
The consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its subsidiaries after elimination of significant intercompany accounts and transactions. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made.
The Company holds VIs, which are contractual, ownership or other interests that change with changes in the fair value of a VIE's net assets. The Company consolidates a VIE if it is the primary beneficiary, which is the party that has both the power to direct the activities that most significantly impact the financial performance of the VIE and the obligation to absorb losses or rights to receive benefits through its VIs that could potentially be significant to the VIE. To determine whether or not a VI held by the Company could potentially be significant to the VIE, both qualitative and quantitative factors regarding the nature, size, and form of the Company's involvement with the VIE are considered. The assessment of whether or not the Company is the primary beneficiary of a VIE is performed on an ongoing basis. The Company consolidates VOEs, which are entities that are not VIEs and are controlled through the Company's equity interests or by other means.
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

Trading Activities and Securities AFS
Debt securities and marketable equity securities are classified at trade date as trading or securities AFS. Trading assets and liabilities are measured at fair value with changes in fair value recognized within noninterest income. Securities AFS are used as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle. Interest income and dividends on securities are recognized in interest income on an accrual basis. Premiums and discounts on debt securities are amortized or accreted as an adjustment to yield over the estimated life of the security. Securities AFS are measured at fair value with unrealized gains and losses, net of any tax effect, included in AOCI as a component of shareholders’ equity. Realized gains and losses, including OTTI, are determined using the specific identification method and are recognized as a component of noninterest income in the Consolidated Statements of Income.
Securities AFS are reviewed for OTTI on a quarterly basis. In determining whether OTTI exists for securities in an unrealized loss position, the Company assesses whether it has the intent to sell the security or, for debt securities, the Company assesses the likelihood of selling the security prior to the recovery of its amortized cost basis. If the Company intends to sell the debt security or it is more-likely-than-not that the Company will

Notes to Consolidated Financial Statements, continued

be required to sell the debt security prior to the recovery of its amortized cost basis, the debt security is written down to fair value, and the full amount of any impairment charge is recognized as a component of noninterest income in the Consolidated Statements of Income. If the Company does not intend to sell the debt security and it is more-likely-than-not that the Company will not be required to sell the debt security prior to recovery of its amortized cost basis, only the credit component of any impairment of a debt security is recognized as a component of noninterest income in the Consolidated Statements of Income, with the remaining impairment balance recorded in OCI.
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

Loans Held for Sale
The Company’s LHFS generally includes certain residential mortgage loans, commercial loans, consumer indirect loans, and student loans. Loans are initially classified as LHFS when they are individually identified as being available for immediate sale and a formal plan exists to sell them. LHFS are recorded at either fair value, if elected, or the lower of cost or fair value. Origination fees and costs for LHFS recorded at LOCOM are capitalized in the basis of the loan and are included in the calculation of realized gains and losses upon sale. Origination fees and costs are recognized in earnings at the time of origination for LHFS that are elected to be measured at fair value. Fair value is derived from observable current market prices, when available, and includes loan servicing value. When observable market prices are not available, the Company uses judgment and estimates fair value using internal models, in which the Company uses its best estimates of assumptions it believes would be used by market participants in estimating fair value. Adjustments to reflect unrealized gains and losses resulting from changes in fair value and realized gains and losses upon ultimate sale of the loans are classified as noninterest income in the Consolidated Statements of Income.

The Company may transfer certain loans to LHFS measured at LOCOM. At the time of transfer, any credit losses subject to charge-off in accordance with the Company's policy are recorded as a reduction in the ALLL. Any subsequent losses, including those related to interest rate or liquidity related valuation adjustments, are recorded as a component of noninterest income in the Consolidated Statements of Income. The Company may also transfer loans from LHFS to LHFI measured at LOCOM, unless the loan was elected upon origination to be accounted for at fair value. If a LHFS for which fair value accounting was elected is transferred to held for investment, it will continue to be accounted for at fair value in the LHFI portfolio. For additional information on the Company’s LHFS activities, see Note 6, “Loans.”

Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are considered LHFI. The Company’s loan balance is comprised of loans held in portfolio, including commercial loans, consumer loans, and residential loans. Interest income on loans, except those classified as nonaccrual, is accrued based upon the outstanding principal amounts using the effective yield method.
Commercial loans (C&I, CRE, and commercial construction) are considered to be past due when payment is not received from the borrower by the contractually specified due date. The Company typically classifies commercial loans as nonaccrual when one of the following events occurs: (i) interest or principal has been past due 90 days or more, unless the loan is both well secured and in the process of collection; (ii) collection of contractual interest or principal is not anticipated; or (iii) income for the loan is recognized on a cash basis due to the deterioration in the financial condition of the debtor. When a loan is placed on nonaccrual, accrued interest is reversed against interest income. Interest income on commercial nonaccrual loans, if recognized, is recognized after the principal has been reduced to zero. If and when commercial borrowers demonstrate the ability to repay a loan classified as nonaccrual in accordance with its contractual terms, the loan may be returned to accrual status upon meeting all regulatory, accounting, and internal policy requirements.
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
Residential loans (guaranteed and nonguaranteed residential mortgages, residential home equity products, and residential construction) are considered to be past due when a monthly payment is due and unpaid for one month. Guaranteed

Notes to Consolidated Financial Statements, continued

residential mortgages continue to accrue interest regardless of delinquency status because collection of principal and interest is reasonably assured by the government. Nonguaranteed residential mortgages and residential construction loans are generally placed on nonaccrual when three payments are past due. Residential home equity products are generally placed on nonaccrual when payments are 90 days past due. The exceptions for nonguaranteed residential mortgages, residential construction loans, and residential home equity products are: (i) when the borrower has declared bankruptcy, in which case, they are moved to nonaccrual status once they become 60 days past due, (ii) loans discharged in Chapter 7 bankruptcy that have not been reaffirmed by the borrower, in which case, they are reclassified as TDRs and moved to nonaccrual status, and (iii) second lien loans, which are classified as nonaccrual when the first lien loan is classified as nonaccrual, even if the second lien loan is performing. When a loan is placed on nonaccrual, accrued interest is reversed against interest income. Interest income on nonaccrual loans is recognized on a cash basis. Nonaccrual residential loans are typically returned to accrual status once they no longer meet the delinquency threshold that resulted in them initially being moved to nonaccrual status, with the exception of the aforementioned Chapter 7 bankruptcy loans, which remain on nonaccrual until there is six months of payment performance following discharge by the bankruptcy court.
TDRs are loans in which the borrower is experiencing financial difficulty at the time of restructure and the borrower received an economic concession either from the Company or as the product of a bankruptcy court order. To date, the Company’s TDRs have been predominantly first and second lien residential mortgages and home equity lines of credit. Prior to granting a modification of a borrower’s loan terms, the Company performs an evaluation of the borrower’s financial condition and ability to service under the potential modified loan terms. The types of concessions generally granted are extensions of the loan maturity date and/or reductions in the original contractual interest rate. Typically, if a loan is accruing interest at the time of modification, the loan remains on accrual status and is subject to the Company’s charge-off and nonaccrual policies. See the “Allowance for Credit Losses” section below for further information regarding these policies. If a loan is on nonaccrual before it is determined to be a TDR then the loan remains on nonaccrual. Typically, TDRs may be returned to accrual status if there has been at least a six month sustained period of repayment performance by the borrower. Generally, once a loan becomes a TDR, the Company expects that the loan will continue to be reported as a TDR for its remaining life, even after returning to accruing status, unless the modified rates and terms at the time of modification were available to the borrower in the market or the loan is subsequently restructured with no concession to the borrower and the borrower is no longer in financial difficulty. Interest income recognition on impaired loans is dependent upon accrual status, TDR designation, and loan type as discussed above.
For loans accounted for at amortized cost, fees and incremental direct costs associated with the loan origination and pricing process, as well as premiums and discounts, are deferred and amortized as level yield adjustments over the respective loan terms. Fees received for providing loan commitments that result in funded loans are recognized over the term of the loan as an adjustment of the yield. If a loan is never funded, the commitment fee is recognized in noninterest income at the expiration of the commitment period. Origination fees and costs are recognized in noninterest income and expense at the time of origination for newly-originated loans that are accounted for at fair value. For additional information on the Company's loans activities, see Note 6, “Loans.”

Allowance for Credit Losses
The allowance for credit losses is composed of the ALLL and the reserve for unfunded commitments. The Company’s ALLL is the amount considered appropriate to absorb probable current inherent losses in the LHFI portfolio based on management’s evaluation of the size and current risk characteristics of the loan portfolio. In addition to the review of credit quality through ongoing credit review processes, the Company employs a variety of modeling and estimation techniques to measure credit risk and construct an appropriate and adequate ALLL. Quantitative and qualitative asset quality measures are considered in estimating the ALLL. Such evaluation considers a number of factors for each of the loan portfolio segments, including, but not limited to, net charge-off trends, internal risk ratings, changes in internal risk ratings, loss forecasts, collateral values, geographic location, delinquency rates, nonperforming and restructured loan status, origination channel, product mix, underwriting practices, industry conditions, and economic trends. Additionally, refreshed FICO scores are considered for consumer and residential loans and single name borrower concentration is considered for commercial loans. These credit quality factors are incorporated into various loss estimation models and analytical tools utilized in the ALLL process and/or are qualitatively considered in evaluating the overall reasonableness of the ALLL.
Large commercial (all loan classes) nonaccrual loans and certain consumer (other direct, indirect, and credit card), residential (nonguaranteed residential mortgages, residential home equity products, and residential construction), and certain commercial (all classes) loans whose terms have been modified in a TDR are reviewed to determine the amount of specific allowance required in accordance with applicable accounting guidance. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the agreement. If necessary, an allowance is established for these specifically evaluated impaired loans. The specific allowance established for these loans is based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated market value, or the estimated fair value of the underlying collateral. Any change in the present value attributable to the passage of time is recognized through the provision for credit losses.
General allowances are established for loans and leases grouped into pools based on similar characteristics. In this process, general allowance factors are based on an analysis of historical charge-off experience, expected loss factors derived from the Company's internal risk rating process, portfolio trends, and regional and national economic conditions. Other adjustments may be made to the ALLL after an assessment of internal and external influences on credit quality that may not be fully reflected in the historical loss or risk rating data. These

Notes to Consolidated Financial Statements, continued

influences may include elements such as changes in credit underwriting, concentration risk, macroeconomic conditions, and/or recent observable asset quality trends.
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
The Company uses numerous sources of information when evaluating a property’s value. Estimated collateral valuations are based on appraisals, broker price opinions, recent sales of foreclosed properties, automated valuation models, other property-specific information, and relevant market information, supplemented by the Company’s internal property valuation analysis. The value estimate is based on an orderly disposition of the property, inclusive of marketing costs. In limited instances, the Company adjusts externally provided appraisals for justifiable and well-supported reasons, such as an appraiser not being aware of certain property-specific factors or recent sales information. Appraisals generally represent the “as is” value of the property but may be adjusted based on the intended disposition strategy of the property.
For commercial and CRE loans secured by property, an acceptable third party appraisal or other form of evaluation, as permitted by regulation, is obtained prior to the origination of the loan and upon a subsequent transaction involving a material change in terms. In addition, updated valuations may be obtained during the life of a loan, as appropriate, such as when a loan's performance materially deteriorates. In situations where an updated appraisal has not been received or a formal evaluation performed, the Company monitors factors that can positively or negatively impact property value, such as the date of the last valuation, the volatility of property values in specific markets, changes in the value of similar properties, and changes in the characteristics of individual properties. Changes in collateral value affect the ALLL through the risk rating or impaired loan evaluation process. Charge-offs are recognized when the amount of the loss is quantifiable and timing is known. The charge-off is measured based on the difference between the loan’s carrying value, including deferred fees, and the estimated realizable value of the property, net of estimated selling costs. When valuing a property for the purpose of determining a charge-off, a third party appraisal or an independently derived internal evaluation is generally employed.
For nonguaranteed mortgage loans secured by residential property where the Company is proceeding with a foreclosure action, a new valuation is obtained prior to the loan becoming

180 days past due and, if required, the loan is written down to its realizable value, net of estimated selling costs. In the event the Company decides not to proceed with a foreclosure action, the full balance of the loan is charged-off. If a loan remains in the foreclosure process for 12 months past the original charge-off, the Company obtains a new valuation annually. Any additional loss based on the new valuation is charged-off. At foreclosure, a new valuation is obtained and the loan is transferred to OREO at the new valuation less estimated selling costs; any loan balance in excess of the transfer value is charged-off. Estimated declines in value of the residential collateral between these formal evaluation events are captured in the ALLL based on changes in the house price index in the applicable MSA or other market information.
In addition to the ALLL, the Company also estimates probable losses related to unfunded lending commitments, such as letters of credit and binding unfunded loan commitments. Unfunded lending commitments are analyzed and segregated by risk based on the Company’s internal risk rating scale. These risk classifications, in combination with probability of commitment usage, existing economic conditions, and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. The reserve for unfunded lending commitments is reported on the Consolidated Balance Sheets in other liabilities and the provision associated with changes in the unfunded lending commitment reserve is reported in the Consolidated Statements of Income in provision for credit losses. For additional information on the Company's allowance for credit loss activities, see Note 7, “Allowance for Credit Losses.”

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

Goodwill and Other Intangible Assets
Goodwill represents the excess purchase price over the fair value of identifiable net assets of acquired companies. Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date; more specifically, it is assigned to units that are expected to benefit from the synergies of the business combination.
Goodwill is tested at the reporting unit level for impairment, at least annually, or as events and circumstances change that

Notes to Consolidated Financial Statements, continued

would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. In the third quarter of 2015, the Company elected to prospectively change the date of its annual goodwill impairment test from September 30 to October 1 to better align the timing of the test with the availability of key inputs.
If, after considering all relevant events and circumstances, the Company determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then performing an impairment test is not necessary. If the Company elects to bypass the qualitative analysis, or concludes via qualitative analysis that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, a two-step goodwill impairment test is performed. In the first step, the fair value of each reporting unit is compared with its carrying value. If the fair value is greater than the carrying value, then the reporting unit's goodwill is deemed not to be impaired. If the fair value is less than the carrying value, then the second step is performed, which measures the amount of impairment by comparing the carrying amount of goodwill to its implied fair value. If the implied fair value of the goodwill exceeds the carrying amount, there is no impairment. If the carrying amount exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.
Identified intangible assets that have a finite life are amortized over their useful lives and are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. For additional information on the Company’s activities related to goodwill and other intangibles, see Note 9, “Goodwill and Other Intangible Assets.”

MSRs
The Company recognizes as assets the rights to service mortgage loans, either when the loans are sold and the associated servicing rights are retained or when servicing rights are purchased from a third party. The Company has elected to measure all MSRs at fair value. Fair value is determined by projecting net servicing cash flows, which are then discounted to estimate fair value. The Company actively hedges the change in fair value of its MSRs. The fair value of MSRs is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. The underlying assumptions and estimated values are corroborated by values received from independent third parties and comparisons to market transactions. MSRs are reported on the Consolidated Balance Sheets in other intangible assets. Both servicing fees, which are recognized when they are received, and changes in the fair value of MSRs are reported in mortgage servicing related income in the Consolidated Statements of Income. For additional information on the Company’s servicing rights, see Note 9, “Goodwill and Other Intangible Assets.”

Other Real Estate Owned
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of the loan’s cost basis or the asset’s fair value at the date of foreclosure, less estimated selling costs. To the extent fair value, less cost to sell, is less than the loan’s cost basis, the difference is charged to the

ALLL at the date of transfer into OREO. The Company estimates market values based primarily on appraisals and other market information. Any subsequent changes in value as well as gains or losses from the disposition on these assets are reported in noninterest expense in the Consolidated Statements of Income. For additional information on the Company's activities related to OREO, see Note 18, “Fair Value Election and Measurement.”

Loan Sales and Securitizations
The Company sells and at times may securitize loans and other financial assets. When the Company securitizes assets, it may hold a portion of the securities issued, including senior interests, subordinated and other residual interests, interest-only strips, and principal-only strips, all of which are considered retained interests in the transferred assets. Retained securitized interests are recognized and initially measured at fair value. The interests in securitized assets held by the Company are typically classified as either securities AFS or trading assets and measured at fair value, which is based on independent, third party market prices, market prices for similar assets, or discounted cash flow analyses. If market prices are not available, fair value is calculated using management’s best estimates of key assumptions, including credit losses, loan repayment speeds, and discount rates commensurate with the risks involved.
The Company transfers first lien residential mortgage loans in conjunction with GSE securitization transactions, whereby the loans are exchanged for cash or securities that are readily redeemable for cash and servicing rights are retained. Net gains on the sale of residential mortgage loans are recorded at inception of the associated IRLCs within mortgage production related income in the Consolidated Statements of Income. The net gains reflect the change in value of the loans resulting from changes in interest rates from the time the Company enters into IRLCs with borrowers and when the loan is closed, adjusted for pull through rates and excluding hedge transactions initiated to mitigate this market risk. For additional information on the Company’s securitization activities, see Note 10, “Certain Transfers of Financial Assets and Variable Interest Entities.”

Income Taxes
The provision for income taxes is based on income and expense reported for financial statement purposes after adjustment for permanent differences such as interest income from lending to tax-exempt entities and tax credits from community reinvestment activities. The deferral method of accounting is used on investments that generate investment tax credits, such that the investment tax credits are recognized as a reduction to the related asset. Deferred income tax assets and liabilities result from differences between the timing of the recognition of assets and liabilities for financial reporting purposes and for income tax purposes. These assets and liabilities are measured using the enacted tax rates and laws that are expected to apply in the periods in which the deferred tax assets or liabilities are expected to be realized. Subsequent changes in the tax laws require adjustment to these assets and liabilities with the cumulative effect included in the provision for income taxes for the period in which the change is enacted. A valuation allowance is recognized for a DTA if, based on the weight of available evidence, it is more-likely-than-not that some portion or all of the DTA will not be realized. In computing the income tax provision, the Company evaluates

Notes to Consolidated Financial Statements, continued

the technical merits of its income tax positions based on current legislative, judicial, and regulatory guidance. Interest and penalties related to the Company’s tax positions are recognized as a component of the income tax provision. For additional information on the Company’s activities related to income taxes, see Note 14, “Income Taxes.”

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
The Company has issued certain restricted stock awards, which are unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents. These restricted shares are considered participating securities. Accordingly, the Company calculated net income available to common shareholders pursuant to the two-class method, whereby net income is allocated between common shareholders and participating securities.
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

Derivative Instruments and Hedging Activities
The Company records derivative contracts at fair value in the Consolidated Balance Sheets. Accounting for changes in the fair value of a derivative is dependent upon whether or not it has been designated in a formal, qualifying hedging relationship.
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
Certain derivatives used as risk management tools are also designated as accounting hedges of the Company’s exposure to changes in interest rates or other identified market risks. The Company prepares written hedge documentation for all derivatives which are designated as hedges of (1) changes in the fair value of a recognized asset or liability (fair value hedge) attributable to a specified risk or (2) a forecasted transaction, such as the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The written hedge documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item and methodologies for assessing and measuring hedge effectiveness and ineffectiveness, along with support for management’s assertion that the hedge will be highly effective. Methodologies related to hedge effectiveness and ineffectiveness are consistent between similar types of hedge transactions and include (i) statistical regression analysis of changes in the cash flows of the actual derivative and a perfectly effective hypothetical derivative, or (ii) statistical regression analysis of changes in the fair values of the actual derivative and the hedged item.
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

Notes to Consolidated Financial Statements, continued

of the hedged item. For discontinued cash flow hedges, the unrealized gains and losses recorded in AOCI would be reclassified to earnings in the period when the previously designated hedged cash flows occur unless it was determined that transaction was probable to not occur, whereby any unrealized gains and losses in AOCI would be immediately reclassified to earnings.
It is the Company's policy to offset derivative transactions with a single counterparty as well as any cash collateral paid to and received from that counterparty for derivative contracts that are subject to ISDA or other legally enforceable netting arrangements and meet accounting guidance for offsetting treatment. For additional information on the Company’s derivative activities, see Note 17, “Derivative Financial Instruments,” and Note 18, “Fair Value Election and Measurement.”

Stock-Based Compensation
The Company sponsors various stock-based compensation plans under which RSUs, restricted stock, and performance stock units may be granted to certain employees. The Company measures the grant date fair value of stock-based compensation awards, which is expensed over the award's vesting period. Additionally, the Company estimates the number of awards for which it is probable that service will be rendered and adjusts compensation cost accordingly. Estimated forfeitures are subsequently adjusted to reflect actual forfeitures. For additional information on the Company’s stock-based compensation plans, see Note 15, “Employee Benefit Plans.”

Employee Benefits
Employee benefits expense includes expenses related to (i) net periodic benefit costs or credits associated with the pension and other postretirement benefit plans, (ii) contributions under the defined contribution plans, (iii) the amortization of restricted stock, (iv) the issuance of performance stock units, (v) historical stock option issuances, and (vi) other employee benefits costs. For additional information on the Company's employee benefit plans, see Note 15, “Employee Benefit Plans.”

Foreign Currency Transactions
Foreign denominated assets and liabilities resulting from foreign currency transactions are valued using period end foreign exchange rates and the associated interest income or expense is determined using weighted average exchange rates for the period. The Company may enter into foreign currency derivatives to mitigate its exposure to changes in foreign exchange rates. The derivative contracts are accounted for at fair value on a recurring basis with any resulting gains and losses recorded in noninterest income in the Consolidated Statements of Income.
Fair Value Measurement
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value. The Company prioritizes inputs used in valuation techniques based on the following fair value hierarchy:

•
Level 1 – Assets or liabilities valued using unadjusted quoted prices in active markets for identical assets or liabilities that the Company can access at the measurement date, such as publicly-traded instruments or futures contracts

•	Level 2 – Assets and liabilities valued based on observable market data for similar instruments

•
Level 3 – Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which may be internally developed, and considers risk premiums that a market participant would require

When measuring assets and liabilities at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. Assets and liabilities that are required to be measured at fair value on a recurring basis include trading securities, securities AFS, and derivative instruments. Assets and liabilities that the Company has elected to measure at fair value on a recurring basis include MSRs and certain LHFS, LHFI, trading loans, brokered time deposits, and issuances of fixed rate debt. Other assets and liabilities are measured at fair value on a non-recurring basis, such as when assets are evaluated for impairment, the basis of accounting is LOCOM, or for disclosure purposes. Examples of these non-recurring fair value measurements include certain LHFS and LHFI, OREO, certain cost or equity method investments, and long-lived assets. For additional information on the Company’s valuation of its assets and liabilities held at fair value, see Note 18, “Fair Value Election and Measurement.”

Notes to Consolidated Financial Statements, continued

Accounting Standards Not Yet Adopted
The following table provides a brief description of accounting standards that have been issued, but are not yet adopted, that could have a material effect on the Company's financial statements:

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
ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities
The ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The main provisions require investments in equity securities to be measured at fair value through net income, unless they qualify for a practicability exception, and require fair value changes arising from changes in instrument-specific credit risk for financial liabilities that are measured under the fair value option to be recognized in other comprehensive income. With the exception of disclosure requirements that would be adopted prospectively, the ASU must be adopted on a modified retrospective basis.

January 1, 2018
(early adoption permitted beginning January 1, 2016 or 2017 for the provision related to changes in instrument-specific credit risk for financial liabilities under the fair value option)

The Company is early adopting the provision related to changes in instrument-specific credit risk beginning January 1, 2016, which will result in an immaterial reclassification from retained earnings to OCI. The prospective impact of this provision on the financial statements is a function of the principal amount of financial liabilities under the fair value option and changes in the Company's credit spreads. The Company is evaluating the impact of the remaining provisions of this ASU on the financial statements and related disclosures; however, the impact is not expected to be material.

NOTE 2 - ACQUISITIONS/DISPOSITIONS
During the years ended December 31, 2015, 2014, and 2013, the Company had the following notable disposition:

(Dollars in millions)	Date	Cash Received/(Paid)	Goodwill	Other Intangibles	Pre-tax Gain
2014
Sale of RidgeWorth	5/30/2014	$193	($40)	($9)	$105
In 2014, the Company completed the sale of RidgeWorth, its asset management subsidiary with approximately $49.1 billion in assets under management. The Company received cash proceeds of $193 million, removed $96 million in net assets and $23 million in noncontrolling interests, and recognized a pre-tax gain of $105 million in connection with the sale, net of transaction-related expenses.
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
The financial results of RidgeWorth, including the gain on sale, are reflected in the Corporate Other segment for the years ended December 31, 2014 and 2013. There were no other material acquisitions or dispositions during the three years ended December 31, 2015.

NOTE 3 - FEDERAL FUNDS SOLD AND SECURITIES FINANCING ACTIVITIES
Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell
Fed funds sold and securities borrowed or purchased under agreements to resell were as follows:

(Dollars in millions)	December 31, 2015	December 31, 2014
Fed funds sold	$38	$38
Securities borrowed	277	290
Securities purchased under agreements to resell	962	832
Total Fed funds sold and securities borrowed or purchased under agreements to resell	$1,277	$1,160

Securities purchased under agreements to resell are primarily collateralized by U.S. government or agency securities and are carried at the amounts at which the securities will be subsequently resold. Securities borrowed are primarily collateralized by corporate securities. The Company borrows securities and purchases securities under agreements to resell as part of its securities financing activities. On the acquisition date of these securities, the Company and the related counterparty agree on the amount of collateral required to secure the principal

Notes to Consolidated Financial Statements, continued

amount loaned under these arrangements. The Company monitors collateral values daily and calls for additional collateral to be provided as warranted under the agreement. At December

31, 2015 and 2014, the total market value of collateral held was $1.2 billion and $1.1 billion, respectively, of which $73 million and $222 million was repledged, respectively.

Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as secured borrowings. The following table presents the Company’s related activity, by collateral type and remaining contractual maturity:

	December 31, 2015			December 31, 2014
(Dollars in millions)	Overnight and Continuous	Up to 30 days	Total	Overnight and Continuous	Up to 30 days	Total
U.S. Treasury securities	$112	$—	$112	$376	$—	$376
Federal agency securities	319	—	319	231	—	231
MBS - agency	837	23	860	1,059	45	1,104
CP	49	—	49	238	—	238
Corporate and other debt securities	242	72	314	327	—	327
Total securities sold under agreements to repurchase	$1,559	$95	$1,654	$2,231	$45	$2,276

For these securities sold under agreements to repurchase, the Company would be obligated to provide additional collateral in the event of a significant decline in fair value of the collateral pledged. This risk is managed by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.
Netting of Securities - Repurchase and Resell Agreements
The Company has various financial assets and financial liabilities that are subject to enforceable master netting agreements or similar agreements. The Company's derivatives that are subject to enforceable master netting agreements or similar agreements are discussed in Note 17, "Derivative Financial Instruments." The following table presents the Company's securities borrowed or purchased under agreements to resell and securities sold under agreements to repurchase that are subject to MRAs. Under the terms of the MRA, all transactions between the Company and a counterparty constitute a single business relationship such that in the event of default, the nondefaulting party is entitled to set off claims and apply property held against obligations owed. Any payments, deliveries, or other transfers may be applied against each other and presented net on the Company's Consolidated Balance Sheets, provided criteria are met that permit balance sheet netting. At December 31, 2015 and 2014, there were no such transactions subject to legally enforceable MRAs that were eligible for balance sheet netting.
Financial instrument collateral received or pledged related to exposures subject to legally enforceable MRAs are not netted on the Consolidated Balance Sheets, but are presented in the following table as a reduction to the net amount presented in the Consolidated Balance Sheets to derive the held/pledged financial instruments by counterparty. The collateral amounts held/pledged are limited for presentation purposes to the related recognized asset/liability balance for each counterparty, and accordingly, do not include excess collateral received/pledged.

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
December 31, 2015
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,239	$—	$1,239	[1]	$1,229	$10
Financial liabilities:
Securities sold under agreements to repurchase	1,654	—	1,654		1,654	—

December 31, 2014
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,122	$—	$1,122	[1]	$1,112	$10
Financial liabilities:
Securities sold under agreements to repurchase	2,276	—	2,276		2,276	—
1 Excludes $38 million of Fed funds sold, which are not subject to a master netting agreement at both December 31, 2015 and 2014.

Notes to Consolidated Financial Statements, continued

NOTE 4 - TRADING ASSETS AND LIABILITIES AND DERIVATIVE INSTRUMENTS

The fair values of the components of trading assets and liabilities and derivative instruments at December 31 were as follows:

(Dollars in millions)	2015	2014
Trading Assets and Derivative Instruments:
U.S. Treasury securities	$538	$267
Federal agency securities	588	547
U.S. states and political subdivisions	30	42
MBS - agency	553	545
CLO securities	2	3
Corporate and other debt securities	468	509
CP	67	327
Equity securities	66	45
Derivative instruments [1]	1,152	1,307
Trading loans [2]	2,655	2,610
Total trading assets and derivative instruments	$6,119	$6,202

Trading Liabilities and Derivative Instruments:
U.S. Treasury securities	$503	$485
MBS - agency	37	1
Corporate and other debt securities	259	279
Derivative instruments [1]	464	462
Total trading liabilities and derivative instruments	$1,263	$1,227
1 Amounts include the impact of offsetting cash collateral received from and paid to the same derivative counterparties and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists.
2 Includes loans related to TRS.

Various trading and derivative instruments are used as part of the Company’s overall balance sheet management strategies and to support client requirements executed through the Bank and/or the Company's broker/dealer subsidiary. The Company manages the potential market volatility associated with trading instruments with appropriate risk management strategies. The size, volume, and nature of the trading products and derivative instruments can vary based on economic conditions as well as client-specific and Company-specific asset or liability positions. Product offerings to clients include debt securities, loans traded in the secondary market, equity securities, derivative contracts, and other similar financial instruments. Other trading-related activities include acting as a market maker for certain debt and equity security transactions, derivative instrument transactions, and foreign exchange transactions. The Company also uses derivatives to manage its interest rate and market risk from non-trading activities. The Company has policies and procedures to manage market risk associated with client trading and non-trading activities, and assumes a limited degree of market risk by managing the size and nature of its exposure. For valuation assumptions related to the Company's trading products, as well as additional information on our derivative instruments, see Note 17, “Derivative Financial Instruments,” and the “Trading Assets and Derivative Instruments and Securities Available for Sale” section of Note 18, “Fair Value Election and Measurement.”
The Company pledged $986 million and $1.1 billion of trading securities to secure $950 million and $1.1 billion of repurchase agreements at December 31, 2015 and December 31, 2014, respectively. Additionally, the Company pledged $393 million and $202 million of trading securities to secure certain derivative agreements at December 31, 2015 and December 31, 2014, respectively, and pledged $40 million of trading securities under other arrangements at both December 31, 2015 and December 31, 2014.

Notes to Consolidated Financial Statements, continued

NOTE 5 – SECURITIES AVAILABLE FOR SALE
Securities Portfolio Composition

	December 31, 2015
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$3,460	$3	$14	$3,449
Federal agency securities	402	10	1	411
U.S. states and political subdivisions	156	8	—	164
MBS - agency	22,877	397	150	23,124
MBS - private	92	2	—	94
ABS	11	2	1	12
Corporate and other debt securities	37	1	—	38
Other equity securities [1]	533	1	1	533
Total securities AFS	$27,568	$424	$167	$27,825

	December 31, 2014
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$1,913	$9	$1	$1,921
Federal agency securities	471	15	2	484
U.S. states and political subdivisions	200	9	—	209
MBS - agency	22,573	558	83	23,048
MBS - private	122	2	1	123
ABS	19	2	—	21
Corporate and other debt securities	38	3	—	41
Other equity securities [1]	921	2	—	923
Total securities AFS	$26,257	$600	$87	$26,770
1 At December 31, 2015, the fair value of other equity securities was comprised of the following: $32 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, $93 million of mutual fund investments, and $6 million of other.
At December 31, 2014, the fair value of other equity securities was comprised of the following: $376 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, $138 million of mutual fund investments, and $7 million of other.

The following table presents interest and dividends on securities AFS:

	Year Ended December 31
(Dollars in millions)	2015	2014	2013
Taxable interest	$552	$565	$537
Tax-exempt interest	6	10	10
Dividends	35	38	32
Total interest and dividends	$593	$613	$579

Securities AFS pledged to secure public deposits, repurchase agreements, trusts, and other funds had a fair value of $3.2 billion and $2.6 billion at December 31, 2015 and 2014, respectively.

Notes to Consolidated Financial Statements, continued

The following table presents the amortized cost, fair value, and weighted average yield of investments in debt securities AFS at December 31, 2015, by remaining contractual maturity, with the exception of MBS and ABS, which are based on estimated average life. Receipt of cash flows may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Distribution of Remaining Maturities
(Dollars in millions)	Due in 1 Year or Less	Due After 1 Year through 5 Years	Due After 5 Years through 10 Years	Due After 10 Years	Total
Amortized Cost:
U.S. Treasury securities	$—	$1,271	$2,189	$—	$3,460
Federal agency securities	163	105	13	121	402
U.S. states and political subdivisions	35	6	101	14	156
MBS - agency	2,383	9,134	6,997	4,363	22,877
MBS - private	—	92	—	—	92
ABS	9	—	1	1	11
Corporate and other debt securities	—	37	—	—	37
Total debt securities AFS	$2,590	$10,645	$9,301	$4,499	$27,035
Fair Value:
U.S. Treasury securities	$—	$1,265	$2,184	$—	$3,449
Federal agency securities	165	111	13	122	411
U.S. states and political subdivisions	35	7	107	15	164
MBS - agency	2,513	9,286	6,979	4,346	23,124
MBS - private	—	94	—	—	94
ABS	11	—	—	1	12
Corporate and other debt securities	—	38	—	—	38
Total debt securities AFS	$2,724	$10,801	$9,283	$4,484	$27,292
Weighted average yield [1]	2.38%	2.40%	2.66%	2.90%	2.57%
1 Weighted average yields are based on amortized cost and are presented on an FTE basis.

Securities AFS in an Unrealized Loss Position
The Company held certain investment securities AFS where amortized cost exceeded fair value, resulting in unrealized loss positions. Market changes in interest rates and credit spreads may result in temporary unrealized losses as the market prices of securities fluctuate. At December 31, 2015, the Company did not intend to sell these securities nor was it more-likely-than-not that the Company would be required to sell these securities before their anticipated recovery or maturity. The Company reviewed its portfolio for OTTI in accordance with the accounting policies described in Note 1, "Significant Accounting Policies."

Securities AFS in an unrealized loss position at period end are presented in the following tables.

	December 31, 2015
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses [2]
Temporarily impaired securities AFS:
U.S. Treasury securities	$2,169	$14	$—	$—	$2,169	$14
Federal agency securities	75	—	34	1	109	1
MBS - agency	11,434	114	958	36	12,392	150
ABS	—	—	7	1	7	1
Other equity securities	3	1	—	—	3	1
Total temporarily impaired securities AFS	13,681	129	999	38	14,680	167
OTTI securities AFS [1]:
ABS	1	—	—	—	1	—
Total OTTI securities AFS	1	—	—	—	1	—
Total impaired securities AFS	$13,682	$129	$999	$38	$14,681	$167

Notes to Consolidated Financial Statements, continued

	December 31, 2014
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]
Temporarily impaired securities AFS:
U.S. Treasury securities	$150	$1	$—	$—	$150	$1
Federal agency securities	20	—	132	2	152	2
MBS - agency	2,347	6	4,911	77	7,258	83
ABS	—	—	14	—	14	—
Total temporarily impaired securities AFS	2,517	7	5,057	79	7,574	86
OTTI securities AFS [1]:
MBS - private	69	1	—	—	69	1
Total OTTI securities AFS	69	1	—	—	69	1
Total impaired securities AFS	$2,586	$8	$5,057	$79	$7,643	$87
1 OTTI securities for which credit losses have been recorded in earnings in current and/or prior periods.
2 Unrealized losses less than $0.5 million are presented as zero within the table.

At December 31, 2015, temporarily impaired securities AFS that have been in an unrealized loss position for twelve months or longer included agency MBS, federal agency securities, and one ABS collateralized by 2004 vintage home equity loans. Unrealized losses on these temporarily impaired agency MBS and federal agency securities were due to market interest rates being higher than the securities' stated coupon rates. The temporarily impaired ABS continues to receive timely principal and interest payments, and is evaluated quarterly for credit impairment. Unrealized losses on securities AFS that relate to factors other than credit are recorded in AOCI, net of tax.

Realized Gains and Losses and Other-Than-Temporarily Impaired Securities AFS

	Year Ended December 31
(Dollars in millions)	2015	2014	2013
Gross realized gains	$25	$28	$39
Gross realized losses	(3)	(42)	(36)
OTTI credit losses recognized in earnings	(1)	(1)	(1)
Net securities gains/(losses)	$21	($15)	$2

Securities AFS in an unrealized loss position are evaluated quarterly for other-than-temporary credit impairment, which is determined using cash flow analyses that take into account security specific collateral and transaction structure. Future expected credit losses are determined using various assumptions, the most significant of which include default rates, prepayment rates, and loss severities. If, based on this analysis, a security is in an unrealized loss position and the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are then discounted at the security’s initial effective interest rate to arrive at a present value amount. Credit losses on the OTTI security are recognized in earnings and reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of the security. See Note 1, "Significant Accounting Policies," for additional information regarding the Company's policy on securities AFS and related impairments.
The Company continues to reduce existing exposure on OTTI securities primarily through paydowns. In certain instances, the amount of credit losses recognized in earnings on a debt security exceeds the total unrealized losses on the security, which may result in unrealized gains relating to factors other than credit recorded in AOCI, net of tax.
During the years ended December 31, 2015, 2014, and 2013, credit impairment losses recognized on securities AFS held at the end of each period were immaterial. The accumulated balance of OTTI credit losses recognized in earnings on securities AFS held at period end was $25 million for each of the years ended December 31, 2015, 2014, and 2013. Subsequent credit losses may be recorded on securities without a corresponding further decline in fair value when there has been a decline in expected cash flows.
The following table presents a summary of the significant inputs used in determining the measurement of OTTI credit losses recognized in earnings for private MBS and ABS for the year ended December 31:

	2015 [1]	2014 [1]	2013
Default rate	9%	2%	2 - 9%
Prepayment rate	13%	16%	7 - 21%
Loss severity	56%	46%	46 - 74%
1 During the year ended December 31, 2015, all OTTI credit losses recognized in earnings related to one private MBS security with a fair value of $20 million at December 31, 2015. During the year ended December 31, 2014, OTTI credit losses recognized in earnings related to one private MBS security with a fair value of $16 million at December 31, 2014.

Assumption ranges represent the lowest and highest lifetime average estimates of each security for which credit losses were recognized in earnings. Ranges may vary from period to period as the securities for which credit losses are recognized vary. Additionally, severity may vary widely when losses are few and large.

Notes to Consolidated Financial Statements, continued

NOTE 6 - LOANS
Composition of Loan Portfolio

(Dollars in millions)	December 31, 2015	December 31, 2014
Commercial loans:
C&I	$67,062	$65,440
CRE	6,236	6,741
Commercial construction	1,954	1,211
Total commercial loans	75,252	73,392
Residential loans:
Residential mortgages - guaranteed	629	632
Residential mortgages - nonguaranteed [1]	24,744	23,443
Residential home equity products	13,171	14,264
Residential construction	384	436
Total residential loans	38,928	38,775
Consumer loans:
Guaranteed student	4,922	4,827
Other direct	6,127	4,573
Indirect	10,127	10,644
Credit cards	1,086	901
Total consumer loans	22,262	20,945
LHFI	$136,442	$133,112
LHFS [2]	$1,838	$3,232
1 Includes $257 million and $272 million of LHFI measured at fair value at December 31, 2015 and 2014, respectively.
2 Includes $1.5 billion and $1.9 billion of LHFS measured at fair value at December 31, 2015 and 2014, respectively.
During the years ended December 31, 2015 and 2014, the Company transferred $1.8 billion and $3.3 billion in LHFI to LHFS, and $741 million and $44 million in LHFS to LHFI, respectively. In addition to sales of mortgage LHFS in the normal course of business, the Company sold $2.1 billion and $4.0 billion in loans and leases for gains of $22 million and $83 million, during the years ended December 31, 2015 and 2014, respectively.
At December 31, 2015 and 2014, the Company had $23.6 billion and $26.5 billion of net eligible loan collateral pledged to the Federal Reserve discount window to support $17.2 billion and $18.4 billion of available, unused borrowing capacity, respectively.
At December 31, 2015 and 2014, the Company had $33.7 billion and $31.2 billion of net eligible loan collateral pledged to the FHLB of Atlanta to support $28.5 billion and $24.3 billion of available borrowing capacity, respectively. The available FHLB borrowing capacity at December 31, 2015 was used to support $408 million of long-term debt and $6.7 billion of letters of credit issued on the Company's behalf. At December 31, 2014, the available FHLB borrowing capacity was used to support $4.0 billion of long-term debt, $4.0 billion of short-term debt, and $7.9 billion of letters of credit issued on the Company's behalf.
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
For the commercial portfolio, the Company believes that the most appropriate credit quality indicator is an individual loan’s risk assessment expressed according to the broad regulatory agency classifications of Pass or Criticized. The Company conforms to the following regulatory classifications for Criticized assets: Other Assets Especially Mentioned (or Special Mention), Adversely Classified, Doubtful, and Loss. However, for the purposes of disclosure, management believes the most meaningful distinction within the Criticized categories is between Accruing Criticized (which includes Special Mention and a portion of Adversely Classified) and Nonaccruing Criticized (which includes a portion of Adversely Classified and Doubtful and Loss). This distinction identifies those relatively higher risk loans for which there is a basis to believe that the Company will not collect all amounts due under those loan agreements. The Company's risk rating system is granular, with multiple risk ratings in both the Pass and Criticized categories. Pass ratings reflect relatively low PDs, whereas, Criticized assets have higher PDs. The granularity in Pass ratings assists in the establishment of pricing, loan structures, approval requirements, reserves, and ongoing credit management requirements. Commercial risk ratings are refreshed at least annually, or more frequently as appropriate, based upon considerations such as market conditions, borrower characteristics, and portfolio trends. Additionally, management routinely reviews portfolio risk ratings, trends, and concentrations to support risk identification and mitigation activities. The increase in criticized accruing and nonaccruing C&I loans at December 31, 2015 compared to December 31, 2014, as presented in the following risk rating table, was primarily driven by downgrades of loans in the energy industry vertical.
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
For government-guaranteed loans, the Company monitors the credit quality based primarily on delinquency status, as it is a more relevant indicator of credit quality due to the government guarantee. At December 31, 2015 and 2014, 31% and 28%, respectively, of the guaranteed residential loan portfolio was current with respect to payments. At December 31, 2015 and 2014, 78% and 79%, respectively, of the guaranteed student loan portfolio was current with respect to payments. The Company's loss exposure on guaranteed residential and student loans is mitigated by the government guarantee.

Notes to Consolidated Financial Statements, continued

LHFI by credit quality indicator are shown in the tables below:

	Commercial Loans
	C&I		CRE		Commercial Construction
(Dollars in millions)	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Risk rating:
Pass	$65,379	$64,228	$6,067	$6,586	$1,931	$1,196
Criticized accruing	1,375	1,061	158	134	23	14
Criticized nonaccruing	308	151	11	21	—	1
Total	$67,062	$65,440	$6,236	$6,741	$1,954	$1,211

	Residential Loans [1]
	Residential Mortgages - Nonguaranteed		Residential Home Equity Products		Residential Construction
(Dollars in millions)	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Current FICO score range:
700 and above	$20,422	$18,780	$10,772	$11,475	$313	$347
620 - 699	3,262	3,369	1,741	1,991	58	70
Below 620 [2]	1,060	1,294	658	798	13	19
Total	$24,744	$23,443	$13,171	$14,264	$384	$436

	Consumer Loans [3]
	Other Direct		Indirect		Credit Cards
(Dollars in millions)	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Current FICO score range:
700 and above	$5,501	$4,023	$7,015	$7,661	$759	$639
620 - 699	576	476	2,481	2,335	265	212
Below 620 [2]	50	74	631	648	62	50
Total	$6,127	$4,573	$10,127	$10,644	$1,086	$901
1 Excludes $629 million and $632 million of guaranteed residential loans at December 31, 2015 and 2014, respectively.
2 For substantially all loans with refreshed FICO scores below 620, the borrower’s FICO score at the time of origination exceeded 620 but has since deteriorated as the loan has seasoned.
3 Excludes $4.9 billion and $4.8 billion of guaranteed student loans at December 31, 2015 and 2014, respectively.

Notes to Consolidated Financial Statements, continued

The payment status for the LHFI portfolio is shown in the tables below:

	December 31, 2015
(Dollars in millions)	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing [2]	Total
Commercial loans:
C&I	$66,670	$61	$23	$308	$67,062
CRE	6,222	3	—	11	6,236
Commercial construction	1,952	—	2	—	1,954
Total commercial loans	74,844	64	25	319	75,252
Residential loans:
Residential mortgages - guaranteed	192	59	378	—	629
Residential mortgages - nonguaranteed [1]	24,449	105	7	183	24,744
Residential home equity products	12,939	87	—	145	13,171
Residential construction	365	3	—	16	384
Total residential loans	37,945	254	385	344	38,928
Consumer loans:
Guaranteed student	3,861	500	561	—	4,922
Other direct	6,094	24	3	6	6,127
Indirect	10,022	102	—	3	10,127
Credit cards	1,070	9	7	—	1,086
Total consumer loans	21,047	635	571	9	22,262
Total LHFI	$133,836	$953	$981	$672	$136,442
1 Includes $257 million of loans measured at fair value, the majority of which were accruing current.
2 Nonaccruing loans past due 90 days or more totaled $336 million. Nonaccruing loans past due fewer than 90 days include modified nonaccrual loans reported as TDRs, performing second lien loans where the first lien loan is nonperforming, and certain energy-related commercial loans.

	December 31, 2014
(Dollars in millions)	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing [2]	Total
Commercial loans:
C&I	$65,246	$36	$7	$151	$65,440
CRE	6,716	3	1	21	6,741
Commercial construction	1,209	1	—	1	1,211
Total commercial loans	73,171	40	8	173	73,392
Residential loans:
Residential mortgages - guaranteed	176	34	422	—	632
Residential mortgages - nonguaranteed [1]	23,067	108	14	254	23,443
Residential home equity products	13,989	101	—	174	14,264
Residential construction	402	7	—	27	436
Total residential loans	37,634	250	436	455	38,775
Consumer loans:
Guaranteed student	3,801	425	601	—	4,827
Other direct	4,545	19	3	6	4,573
Indirect	10,537	104	3	—	10,644
Credit cards	887	8	6	—	901
Total consumer loans	19,770	556	613	6	20,945
Total LHFI	$130,575	$846	$1,057	$634	$133,112
1 Includes $272 million of loans measured at fair value, the majority of which were accruing current.
2 Nonaccruing loans past due 90 days or more totaled $388 million. Nonaccruing loans past due fewer than 90 days include modified nonaccrual loans reported as TDRs and performing second lien loans where the first lien loan is nonperforming.

Notes to Consolidated Financial Statements, continued

Impaired Loans
A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the agreement. Commercial nonaccrual loans greater than $3 million and certain commercial, residential, and consumer loans whose terms have been modified in a TDR are individually evaluated for impairment. Smaller-balance homogeneous loans that are collectively evaluated for impairment are not included in the following tables. Additionally, the tables below exclude guaranteed consumer student loans and guaranteed residential mortgages for which there was nominal risk of principal loss.

	December 31, 2015			December 31, 2014
(Dollars in millions)	Unpaid Principal Balance	Amortized Cost [1]	Related Allowance	Unpaid Principal Balance	Amortized Cost [1]	Related Allowance
Impaired loans with no related allowance recorded:
Commercial loans:
C&I	$55	$42	$—	$70	$51	$—
CRE	11	9	—	12	11	—
Total commercial loans	66	51	—	82	62	—
Residential loans:
Residential mortgages - nonguaranteed	500	380	—	592	425	—
Residential construction	29	8	—	31	9	—
Total residential loans	529	388	—	623	434	—

Impaired loans with an allowance recorded:
Commercial loans:
C&I	173	167	28	27	26	7
CRE	—	—	—	4	4	4
Total commercial loans	173	167	28	31	30	11
Residential loans:
Residential mortgages - nonguaranteed	1,381	1,344	178	1,381	1,354	215
Residential home equity products	740	670	60	703	630	66
Residential construction	127	125	14	145	145	19
Total residential loans	2,248	2,139	252	2,229	2,129	300
Consumer loans:
Other direct	11	11	1	13	13	1
Indirect	114	114	5	105	105	5
Credit cards	24	6	1	25	8	2
Total consumer loans	149	131	7	143	126	8
Total impaired loans	$3,165	$2,876	$287	$3,108	$2,781	$319
1 Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to adjust the net book balance.

Included in the impaired loan balances above at December 31, 2015 and 2014 were $2.6 billion and $2.5 billion, respectively, of accruing TDRs at amortized cost, of which 97% and 96% were current, respectively. See Note 1, “Significant Accounting Policies,” for further information regarding the Company’s loan impairment policy.

Notes to Consolidated Financial Statements, continued

	Year Ended December 31
	2015		2014		2013
(Dollars in millions)	Average Amortized Cost	Interest Income Recognized [1]	Average Amortized Cost	Interest Income Recognized [1]	Average Amortized Cost	Interest Income Recognized [1]
Impaired loans with no related allowance recorded:
Commercial loans:
C&I	$58	$2	$84	$1	$75	$1
CRE	10	—	11	1	60	2
Total commercial loans	68	2	95	2	135	3
Residential loans:
Residential mortgages - nonguaranteed	390	17	437	17	449	18
Residential construction	11	—	12	—	21	1
Total residential loans	401	17	449	17	470	19

Impaired loans with an allowance recorded:
Commercial loans:
C&I	147	5	16	1	45	1
CRE	—	—	5	—	3	—
Commercial construction	—	—	—	—	5	—
Total commercial loans	147	5	21	1	53	1
Residential loans:
Residential mortgages - nonguaranteed	1,349	65	1,357	78	1,576	76
Residential home equity products	682	28	644	27	649	23
Residential construction	125	8	144	8	172	10
Total residential loans	2,156	101	2,145	113	2,397	109
Consumer loans:
Other direct	12	—	14	—	15	1
Indirect	125	6	113	5	89	4
Credit cards	7	1	10	1	16	1
Total consumer loans	144	7	137	6	120	6
Total impaired loans	$2,916	$132	$2,847	$139	$3,175	$138
1 Of the interest income recognized during December 31, 2015, 2014, and 2013, cash basis interest income was $7 million, $4 million, and $10 million, respectively.

Notes to Consolidated Financial Statements, continued

NPAs are shown in the following table:

(Dollars in millions)	December 31, 2015	December 31, 2014
Nonaccrual/NPLs:
Commercial loans:
C&I	$308	$151
CRE	11	21
Commercial construction	—	1
Residential loans:
Residential mortgages - nonguaranteed	183	254
Residential home equity products	145	174
Residential construction	16	27
Consumer loans:
Other direct	6	6
Indirect	3	—
Total nonaccrual/NPLs [1]	672	634
OREO [2]	56	99
Other repossessed assets	7	9
Nonperforming LHFS	—	38
Total NPAs	$735	$780
1 Nonaccruing restructured loans are included in total nonaccrual/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets in the Consolidated Balance Sheets until the property is conveyed and the funds are received. The receivable related to proceeds due from the FHA or the VA totaled $52 million and $57 million at December 31, 2015 and 2014, respectively.

The Company's recorded investment of nonaccruing loans secured by residential real estate properties for which formal foreclosure proceedings are in process at December 31, 2015 and 2014 was $112 million and $152 million, respectively. The Company's recorded investment of accruing loans secured by residential real estate properties for which formal foreclosure proceedings are in process at December 31, 2015 and 2014 was

$152 million and $194 million, of which $141 million and $179 million were insured by the FHA or the VA, respectively.
At December 31, 2015 and 2014, OREO was comprised of $39 million and $75 million of foreclosed residential real estate properties and $11 million and $16 million of foreclosed commercial real estate properties, respectively, with the remainder related to land and other properties.

Notes to Consolidated Financial Statements, continued

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
At December 31, 2015 and 2014, the Company had $4 million and $1 million, respectively, of commitments to lend additional funds to debtors whose terms have been modified in a TDR. The number and amortized cost of loans modified under the terms of a TDR by type of modification are shown in the following tables.

	2015 [1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	79	$—	$1	$8	$9
CRE	1	—	—	—	—
Residential loans:
Residential mortgages - nonguaranteed	789	12	129	25	166
Residential home equity products	2,172	—	25	113	138
Residential construction	23	—	6	—	6
Consumer loans:
Other direct	66	—	—	1	1
Indirect	2,578	—	—	52	52
Credit cards	683	—	3	—	3
Total TDRs	6,391	$12	$164	$199	$375
1 Includes loans modified under the terms of a TDR that were charged-off during the period.
2 Restructured loans which had forgiveness of amounts contractually due under the terms of the loan may have had other concessions including rate modifications and/or term extensions. The total amount of charge-offs associated with principal forgiveness during the year ended December 31, 2015 was $2 million.

	2014 [1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	78	$—	$1	$37	$38
CRE	6	4	—	3	7
Residential loans:
Residential mortgages - nonguaranteed	1,135	10	127	44	181
Residential home equity products	1,977	—	7	86	93
Residential construction	11	—	1	—	1
Consumer loans:
Other direct	71	—	—	1	1
Indirect	2,928	—	—	57	57
Credit cards	450	—	2	—	2
Total TDRs	6,656	$14	$138	$228	$380
1 Includes loans modified under the terms of a TDR that were charged-off during the period.
2 Restructured loans which had forgiveness of amounts contractually due under the terms of the loan may have had other concessions including rate modifications and/or term extensions. The total amount of charge-offs associated with principal forgiveness during the year ended December 31, 2014 was $14 million.

Notes to Consolidated Financial Statements, continued

	2013 [1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	152	$18	$2	$105	$125
CRE	6	—	3	1	4
Commercial construction	1	—	—	—	—
Residential loans:
Residential mortgages - nonguaranteed	1,584	1	166	94	261
Residential home equity products	2,630	—	71	75	146
Residential construction	259	—	24	3	27
Consumer loans:
Other direct	140	—	1	3	4
Indirect	3,409	—	—	65	65
Credit cards	593	—	3	—	3
Total TDRs	8,774	$19	$270	$346	$635
1 Includes loans modified under the terms of a TDR that were charged-off during the period.
2 Restructured loans which had forgiveness of amounts contractually due under the terms of the loan may have had other concessions including rate modifications and/or term extensions. The total amount of charge-offs associated with principal forgiveness during the year ended December 31, 2013 was $2 million.

For the year ended December 31, 2015, the table below represents defaults on loans that were first modified between the periods January 1, 2014 and December 31, 2015 that became 90 days or more delinquent or were charged-off during the period.

	Year Ended December 31, 2015
(Dollars in millions)	Number of Loans	Amortized Cost
Commercial loans:
C&I	34	$1
Residential loans:
Residential mortgages	120	16
Residential home equity products	138	6
Consumer loans:
Other direct	5	—
Indirect	171	2
Credit cards	84	—
Total TDRs	552	$25

For the year ended December 31, 2014, the table below represents defaults on loans that were first modified between the periods January 1, 2013 and December 31, 2014 that became 90 days or more delinquent or were charged-off during the period.

	Year Ended December 31, 2014
(Dollars in millions)	Number of Loans	Amortized Cost
Commercial loans:
C&I	78	$10
Residential loans:
Residential mortgages	158	19
Residential home equity products	101	5
Residential construction	6	—
Consumer loans:
Other direct	9	—
Indirect	181	1
Credit cards	145	1
Total TDRs	678	$36

Notes to Consolidated Financial Statements, continued

For the year ended December 31, 2013, the following table represents defaults on loans that were first modified between the periods January 1, 2012 and December 31, 2013 that became 90 days or more delinquent or were charged-off during the period.

	Year Ended December 31, 2013
(Dollars in millions)	Number of Loans	Amortized Cost
Commercial loans:
C&I	55	$5
CRE	5	3
Commercial construction	1	—
Residential loans:
Residential mortgages	287	23
Residential home equity products	188	10
Residential construction	48	3
Consumer loans:
Other direct	15	1
Indirect	207	2
Credit cards	169	1
Total TDRs	975	$48
The majority of loans that were modified and subsequently became 90 days or more delinquent have remained on nonaccrual status since the time of delinquency.
Concentrations of Credit Risk
The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. However, a geographic concentration arises because the Company operates primarily within Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia. The Company engages in limited international banking activities. The Company’s total cross-border outstanding loans were $1.6 billion and $1.3 billion at December 31, 2015 and 2014, respectively.

With respect to collateral concentration, at December 31, 2015, the Company owned $38.9 billion in loans secured by residential real estate, representing 29% of total LHFI. Additionally, the Company had $10.5 billion in commitments to extend credit on home equity lines and $3.2 billion in mortgage loan commitments at December 31, 2015. At December 31, 2014, the Company owned $38.8 billion in loans secured by residential real estate, representing 29% of total LHFI, and had $10.9 billion in commitments to extend credit on home equity lines and $3.3 billion in mortgage loan commitments. At both December 31, 2015 and December 31, 2014, 2% of residential loans owned were guaranteed by a federal agency or a GSE.
The following table presents loans in the residential mortgage portfolio that included a high original LTV ratio (in excess of 80%), an interest only feature, and/or a second lien position that may increase the Company’s exposure to credit risk and result in a concentration of credit risk. At December 31, 2015 and December 31, 2014, borrowers' current weighted average FICO score on these loans was 745 and 738, respectively.

(Dollars in millions)	December 31, 2015	December 31, 2014
Interest only mortgages with MI or with combined original LTV ≤ 80% [1]	$1,563	$3,180
Interest only mortgages with no MI and with combined original LTV > 80% [1]	547	873
Total interest only mortgages [1]	2,110	4,053
Amortizing mortgages with combined original LTV > 80% and/or second liens [2]	8,366	7,368
Total mortgages with potential concentration of credit risk	$10,476	$11,421
1 Comprised of first and/or second liens, primarily with an initial 10 year interest only period.
2 Comprised of loans with no MI.

Notes to Consolidated Financial Statements, continued

NOTE 7 - ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the unfunded commitments reserve. Activity in the allowance for credit losses is summarized in the following table:

	Year Ended December 31
(Dollars in millions)	2015	2014	2013
Balance, beginning of period	$1,991	$2,094	$2,219
Provision for loan losses	156	338	548
Provision for unfunded commitments	9	4	5
Loan charge-offs	(470)	(607)	(869)
Loan recoveries	129	162	191
Balance, end of period	$1,815	$1,991	$2,094

Components:
ALLL	$1,752	$1,937	$2,044
Unfunded commitments reserve [1]	63	54	50
Allowance for credit losses	$1,815	$1,991	$2,094
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.
Activity in the ALLL by loan segment for the years ended December 31 is presented in the following tables:

	2015
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance, beginning of period	$986	$777	$174	$1,937
Provision/(benefit) for loan losses	133	(67)	90	156
Loan charge-offs	(117)	(218)	(135)	(470)
Loan recoveries	45	42	42	129
Balance, end of period	$1,047	$534	$171	$1,752

	2014
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance, beginning of period	$946	$930	$168	$2,044
Provision for loan losses	111	126	101	338
Loan charge-offs	(128)	(344)	(135)	(607)
Loan recoveries	57	65	40	162
Balance, end of period	$986	$777	$174	$1,937

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

	December 31, 2015
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	ALLL	Carrying Value	ALLL	Carrying Value	ALLL	Carrying Value	ALLL
Individually evaluated	$218	$28	$2,527	$252	$131	$7	$2,876	$287
Collectively evaluated	75,034	1,019	36,144	282	22,131	164	133,309	1,465
Total evaluated	75,252	1,047	38,671	534	22,262	171	136,185	1,752
LHFI at fair value	—	—	257	—	—	—	257	—
Total LHFI	$75,252	$1,047	$38,928	$534	$22,262	$171	$136,442	$1,752

Notes to Consolidated Financial Statements, continued

	December 31, 2014
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	ALLL	Carrying Value	ALLL	Carrying Value	ALLL	Carrying Value	ALLL
Individually evaluated	$92	$11	$2,563	$300	$126	$8	$2,781	$319
Collectively evaluated	73,300	975	35,940	477	20,819	166	130,059	1,618
Total evaluated	73,392	986	38,503	777	20,945	174	132,840	1,937
LHFI at fair value	—	—	272	—	—	—	272	—
Total LHFI	$73,392	$986	$38,775	$777	$20,945	$174	$133,112	$1,937

NOTE 8 - PREMISES AND EQUIPMENT
Premises and equipment at December 31 consisted of the following:

(Dollars in millions)	Useful Life (in years)	2015	2014
Land	Indefinite	$330	$334
Buildings and improvements	1 - 40	1,073	1,051
Leasehold improvements	1 - 30	636	628
Furniture and equipment	1 - 20	1,463	1,426
Construction in progress		249	201
Total premises and equipment		3,751	3,640
Less: Accumulated depreciation and amortization		2,249	2,132
Premises and equipment, net		$1,502	$1,508
None of the Company's premises and equipment was subject to mortgage indebtedness (included in long-term debt) at December 31, 2015. At December 31, 2014, premises and equipment subject to mortgage indebtedness was immaterial. Net premises and equipment included $3 million and $4 million related to net capital leases at December 31, 2015 and 2014, respectively. Aggregate rent expense (principally for offices), including contingent rent expense and sublease income, totaled $200 million, $206 million, and $220 million for the years ended December 31, 2015, 2014, and 2013, respectively. Depreciation and amortization expense for the years ended December 31, 2015, 2014, and 2013 totaled $175 million, $176 million, and $185 million, respectively.
The Company previously completed sale leaseback transactions consisting of branch properties and various individual office buildings. Upon completion of these transactions, the Company recognized a portion of the resulting gains and deferred the remainder to be recognized ratably over the expected term of the lease, predominantly 10 years, as an offset to net occupancy expense. To the extent that terms on these leases are extended, the remaining deferred gain would be amortized over the new lease term. Amortization of deferred gains on sale leaseback transactions was $54 million, $53 million, and $58 million for the years ended December 31, 2015, 2014, and 2013, respectively. At December 31, 2015 and 2014, the remaining deferred gain associated with sale leaseback transactions was $108 million and $162 million, respectively.
The Company has various obligations under capital leases and noncancelable operating leases for premises and equipment. The leases predominantly expire over the next 10 years, with the longest expiring in 2081. Many of these leases provide for periodic adjustment of rentals based on changes in various economic indicators, while others also include a renewal option.
The following table presents future minimum payments under noncancelable operating leases, net of sublease rentals, with initial terms in excess of one year at December 31, 2015. Capital leases were immaterial at December 31, 2015.

(Dollars in millions)	Operating Leases
2016	$207
2017	192
2018	122
2019	103
2020	81
Thereafter	307
Total minimum lease payments	$1,012

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS
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

The Company performed goodwill impairment analyses for its Wholesale Banking reporting unit as of October 1, 2015, September 30, 2015, December 31, 2014, and September 30, 2014, as well as for its Consumer Banking and Private Wealth Management reporting unit as of October 1, 2015, September 30, 2015, and September 30, 2014. Based on the results of the impairment analyses, the Company concluded that the fair values of the reporting units exceeded their respective carrying values; therefore, there was no goodwill impairment. The Company

Notes to Consolidated Financial Statements, continued

monitored events and circumstances during the fourth quarter of 2015 and did not observe any factors that would more-likely-than-not reduce the fair value of a reporting unit below its respective carrying value. See Note 1, "Significant Accounting Policies," for additional information regarding the Company's goodwill accounting policy.

There were no changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2015. Changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2014 are presented in the following table.

(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Total
Balance, January 1, 2014	$4,262	$2,107	$6,369
Acquisition of Lantana Oil and Gas Partners, Inc.	—	8	8
Sale of RidgeWorth	—	(40)	(40)
Balance, December 31, 2014	$4,262	$2,075	$6,337
Other Intangible Assets
Changes in the carrying amounts of other intangible assets for the years ended December 31 are as follows:

(Dollars in millions)	MSRs - Fair Value	Other	Total
Balance, January 1, 2015	$1,206	$13	$1,219
Amortization [1]	—	(8)	(8)
Servicing rights originated	238	13	251
Servicing rights purchased	109	—	109
Changes in fair value:
Due to changes in inputs and assumptions [2]	(32)	—	(32)
Other changes in fair value [3]	(210)	—	(210)
Servicing rights sold	(4)	—	(4)
Balance, December 31, 2015	$1,307	$18	$1,325

Balance, January 1, 2014	$1,300	$34	$1,334
Amortization [1]	—	(12)	(12)
Servicing rights originated	178	—	178
Servicing rights purchased	130	—	130
Changes in fair value:
Due to changes in inputs and assumptions [2]	(234)	—	(234)
Other changes in fair value [3]	(167)	—	(167)
Servicing rights sold	(1)	—	(1)
Sale of RidgeWorth	—	(9)	(9)
Balance, December 31, 2014	$1,206	$13	$1,219
1 Does not include expense associated with non-qualified community development investments. See Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," for additional information.
2 Primarily reflects changes in option adjusted spreads and prepayment speed assumptions, due to changes in interest rates.
3 Represents changes due to the collection of expected cash flows, net of accretion due to the passage of time.

The Company's estimated future amortization of intangible assets subject to amortization was immaterial at December 31, 2015.

Servicing Rights
The Company retains servicing rights for certain of its sales or securitizations of residential mortgage and consumer indirect loans. MSRs on residential mortgage loans and servicing rights on consumer indirect loans are the only servicing assets capitalized by the Company and are classified within other intangible assets on the Company's Consolidated Balance Sheets.

Mortgage Servicing Rights
Income earned by the Company on its MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs. Such income earned for the year ended December 31, 2015, 2014, and 2013 was $347 million, $329 million, and $317 million, respectively. These amounts are

Notes to Consolidated Financial Statements, continued

reported in mortgage servicing related income in the Consolidated Statements of Income.
At December 31, 2015 and 2014, the total UPB of mortgage loans serviced was $148.2 billion and $142.1 billion, respectively. Included in these amounts were $121.0 billion and $115.5 billion at December 31, 2015 and 2014, respectively, of loans serviced for third parties. The Company purchased MSRs on residential loans with a UPB of $10.3 billion during the year ended December 31, 2015, all of which are reflected in the UPB amounts above. The Company purchased MSRs on residential loans with a UPB of $10.9 billion during the year ended December 31, 2014. During the years ended December 31, 2015 and 2014, the Company sold MSRs on residential loans, at a price approximating their fair value, with a UPB of $803 million and $878 million, respectively.
The Company calculates the fair value of MSRs using a valuation model that calculates the present value of estimated future net servicing income using prepayment projections, spreads, and other assumptions. Senior management and the STM Valuation Committee review all significant assumptions at least quarterly, comparing these inputs to various sources of market data. Changes to valuation model inputs are reflected in the periods' results. See Note 18, “Fair Value Election and Measurement,” for further information regarding the Company's MSR valuation methodology.
A summary of the key inputs used to estimate the fair value of the Company’s MSRs at December 31, 2015 and 2014, and the sensitivity of the fair values to immediate 10% and 20% adverse changes in those inputs, are presented in the following table.

(Dollars in millions)	December 31, 2015	December 31, 2014
Fair value of MSRs	$1,307	$1,206
Prepayment rate assumption (annual)	10%	11%
Decline in fair value from 10% adverse change	$49	$46
Decline in fair value from 20% adverse change	94	88
Option adjusted spread (annual)	8%	10%
Decline in fair value from 10% adverse change	$64	$55
Decline in fair value from 20% adverse change	123	105
Weighted-average life (in years)	6.6	6.4
Weighted-average coupon	4.1%	4.2%

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

Consumer Loan Servicing Rights
In June 2015, the Company completed the securitization of $1.0 billion of indirect auto loans, with servicing rights retained, and recognized a $13 million servicing asset at the time of sale. See Note 10, “Certain Transfers of Financial Assets and Variable Interest Entities,” for additional information on the Company's securitization transactions.
Income earned by the Company on its consumer loan servicing rights is derived primarily from contractually specified servicing fees and other ancillary fees. Such income earned for the year ended December 31, 2015 was $5 million, and is reported in other noninterest income in the Consolidated Statements of Income. There was no income earned on consumer loan servicing rights for the years ended December 31, 2014 and 2013.
At December 31, 2015, the total UPB of consumer indirect loans serviced was $807 million, all of which were serviced for third parties. No consumer loan servicing rights were purchased or sold during the years ended December 31, 2015 and 2014.
Consumer loan servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The Company calculates the fair value of consumer servicing rights using a valuation model that calculates the present value of estimated future net servicing income using prepayment projections and other assumptions. Impairment, if any, is recognized when changes in valuation model inputs reflect a fair value for the servicing asset that is below its respective carrying value. At December 31, 2015, both the amortized cost and the fair value of the Company's consumer loan servicing rights were $9 million.

NOTE 10 - CERTAIN TRANSFERS OF FINANCIAL ASSETS AND VARIABLE INTEREST ENTITIES
The Company has transferred loans and securities in sale or securitization transactions in which the Company retains certain beneficial interests or retains servicing rights. Cash receipts on beneficial interests held related to these transfers were $19 million, $21 million, and $36 million for the years ended December 31, 2015, 2014, and 2013, respectively. The servicing fees related to these asset transfers (excluding servicing fees for residential mortgage loan transfers to GSEs, which are discussed in Note 9, “Goodwill and Other Intangible Assets”) were immaterial for each of the years ended December 31, 2015, 2014, and 2013.

When a transfer or other transaction occurs with a VIE, the Company first determines whether it has a VI in the VIE. A VI is typically in the form of securities representing retained interests in transferred assets and, at times, servicing rights and collateral management fees. When determining whether to consolidate the VIE, the Company evaluates whether it has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE.
To determine whether a transfer should be accounted for as a sale or a secured borrowing, the Company evaluates whether:

Notes to Consolidated Financial Statements, continued

(i) the transferred assets are legally isolated, (ii) the transferee has the right to pledge or exchange the transferred assets, and (iii) the Company has relinquished effective control of the transferred assets. If all three conditions are met, then the transfer is accounted for as a sale.
Except as specifically noted herein, the Company is not required to provide additional financial support to any of the entities to which the Company has transferred financial assets, nor has the Company provided any support it was not otherwise obligated to provide. No events occurred during the year ended December 31, 2015 that changed the Company’s previous conclusions regarding whether it is the primary beneficiary of the VIEs described herein. Furthermore, no events occurred during the year ended December 31, 2015 that changed the Company’s sale conclusion with regards to previously transferred residential mortgage loans, indirect auto loans, student loans, or commercial and corporate loans.
Transfers of Financial Assets
The following discussion summarizes transfers of financial assets to VIEs for which the Company has retained some level of continuing involvement.
Residential Mortgage Loans
The Company typically transfers first lien residential mortgage loans in conjunction with Ginnie Mae, Fannie Mae, and Freddie Mac securitization transactions, whereby the loans are exchanged for cash or securities that are readily redeemable for cash, and servicing rights are retained.
The Company sold residential mortgage loans to the aforementioned GSEs, which resulted in pre-tax net gains of $232 million, $224 million, and $186 million for the years ended December 31, 2015, 2014, and 2013, respectively. The Company has made certain representations and warranties with respect to the transfer of these loans. See Note 16, “Guarantees,” for additional information regarding representations and warranties.
In a limited number of securitizations, the Company has received securities in addition to cash in exchange for the transferred loans, while also retaining servicing rights. The securities received are measured at fair value and classified as securities AFS. At December 31, 2015 and 2014, the fair value of securities received totaled $38 million and $55 million, respectively.
The Company evaluated its VI securitization entities for potential consolidation under the VIE consolidation model. Notwithstanding the Company's role as servicer, the Company typically does not have power over the securitization entities as a result of rights held by the master servicer. However, in certain transactions, the Company does have power as the servicer, but does not have an obligation to absorb losses, or the right to receive benefits, that could potentially be significant. In all such cases, the Company does not consolidate the securitization entity. Total assets at December 31, 2015 and 2014, of the unconsolidated entities in which the Company has a VI were $241 million and $288 million, respectively.
The Company’s maximum exposure to loss related to these unconsolidated residential mortgage loan securitizations is comprised of the loss of value of any interests it retains, which are immaterial, and any repurchase obligations or other losses it incurs as a result of any guarantees related to these securitizations, discussed further in Note 16, “Guarantees.”
Commercial and Corporate Loans
The Company holds securities issued by CLO entities that own commercial leveraged loans and bonds, certain of which were transferred to the entities by the Company. The Company has determined that the CLO entities are VIEs and that it is not the primary beneficiary of these entities because it does not possess the power to direct the activities that most significantly impact the economic performance of the entities. The Company previously acted as collateral manager for one of these CLO entities that it consolidated; however, upon the sale of RidgeWorth in May 2014, the Company was no longer the collateral manager or primary beneficiary of this CLO and the CLO was deconsolidated. At December 31, 2015 and 2014, the Company's unconsolidated VIEs had estimated assets of $525 million and $704 million and estimated liabilities of $482 million and $654 million, respectively. At December 31, 2015 and 2014, the Company's holdings included a preference share exposure valued at $2 million and $3 million, and a senior debt exposure valued at $8 million and $18 million, respectively.

Consumer Loans
Guaranteed Student Loans
The Company has securitized government-guaranteed student loans through a transfer of loans to a securitization entity and retained the residual interest in the entity. The Company concluded that this entity should be consolidated because the Company has (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses, and the right to receive benefits, that could potentially be significant. At December 31, 2015 and 2014, the Company’s Consolidated Balance Sheets reflected $262 million and $306 million of assets held by the securitization entity and $259 million and $302 million of debt issued by the entity, respectively.
To the extent that the securitization entity incurs losses on its assets, the securitization entity has recourse to the guarantor of the underlying loan, which is backed by the Department of Education up to a maximum guarantee of 100%. When the maximum government guarantee is not realized, losses reduce the amount of available cash payable to the Company as the owner of the residual interest. To the extent that losses result from a breach of servicing responsibilities, the securitization entity has recourse to the Company, which functions as the master servicer, whereby the Company may be required to repurchase the defaulting loan(s) at par value. If the breach was caused by the subservicer, the Company would seek reimbursement from the subservicer up to the guaranteed amount. The Company’s maximum exposure to loss related to the securitization entity would arise from a breach of its servicing responsibilities. To date, loss claims filed with the guarantor that have been denied due to servicing errors have either been, or are in the process of, being cured, or reimbursement has been provided to the Company by the subservicer, or in limited cases, absorbed by the Company.

Notes to Consolidated Financial Statements, continued

Indirect Auto Loans
In June 2015, the Company transferred indirect auto loans to a securitization entity, which was determined to be a VIE, and accounted for the transfer as a sale. The Company retained servicing rights for the transferred loans, but did not retain any debt or equity interest in the securitization entity. While the Company has the power to direct the activities that most significantly impact the economic performance of the VIE through its servicing rights, it was determined that this entity should not be consolidated since the Company does not have the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE.
At the time of the transfer, the UPB of the transferred loans was $1.0 billion and the consideration received was $1.0 billion, resulting in an immaterial pre-tax loss for the year ended December 31, 2015, which was recorded in other noninterest income in the Consolidated Statements of Income. See Note 9,

"Goodwill and Other Intangible Assets," for additional information regarding the servicing asset recognized in this transaction.
To the extent that losses on the transferred loans are the result of a breach of representations and warranties related to either the initial transfer or the Company's ongoing servicing responsibilities, the securitization entity has recourse to the Company whereby the Company may be obligated to either cure the breach or repurchase the affected loans. The Company’s maximum exposure to loss related to the loans transferred to the securitization entity would arise from a breach of representations and warranties and/or a breach of the Company's servicing obligations. Potential losses suffered by the securitization entity that the Company may be liable for are limited to approximately $1.0 billion, which is the total of the initial UPB of transferred loans and the carrying value of the servicing asset.

The Company's total managed loans, including the LHFI portfolio and other securitized and unsecuritized loans, are presented in the following table by portfolio balance and delinquency (accruing loans 90 days or more past due and all nonaccrual loans) at December 31, 2015 and 2014, as well as the related net charge-offs for the years ended December 31, 2015 and 2014.

	Portfolio Balance [1]		Past Due and Nonaccrual [2]				Net Charge-offs
	December 31, 2015	December 31, 2014	December 31, 2015		December 31, 2014		Year Ended December 31
(Dollars in millions)							2015	2014
LHFI portfolio:
Commercial	$75,252	$73,392	$344		$181		$72	$71
Residential	38,928	38,775	729		891		176	279
Consumer	22,262	20,945	580		619		93	95
Total LHFI portfolio	136,442	133,112	1,653		1,691		341	445
Managed securitized loans:
Residential	116,990	110,591	126	[3]	183	[3]	12	16
Consumer	807	—	1		—		2	—
Total managed securitized loans	117,797	110,591	127		183		14	16
Managed unsecuritized loans [4]	3,973	4,943	597		705		—	—
Total managed loans	$258,212	$248,646	$2,377		$2,579		$355	$461
1 Excludes $1.8 billion and $3.2 billion of LHFS at December 31, 2015 and 2014, respectively.
2 Excludes $1 million and $39 million of past due LHFS at December 31, 2015 and 2014, respectively.
3 Excludes loans that have completed the foreclosure or short sale process (i.e., involuntary prepayments).
4 Comprised of unsecuritized residential loans the Company originated and sold with servicing rights retained.

Other Variable Interest Entities
In addition to exposure to VIEs arising from transfers of financial assets, the Company also has involvement with VIEs from other business activities.
Total Return Swaps
The Company facilitates matched book TRS transactions on behalf of clients, whereby a VIE purchases reference assets identified by a client and the Company enters into a TRS with the VIE, with a mirror-image TRS facing the client. The TRS contract between the VIE and the Company hedges the Company’s exposure to the TRS contract with its third party client. The Company provides senior financing to the VIE, in the form of demand notes to fund the purchase of the reference assets. The TRS contracts pass through interest and other cash flows on the reference assets to the third party clients, along with exposing those clients to decreases in value on the assets and providing them with the rights to appreciation on the assets. The terms of the TRS contracts require the third parties to post initial margin collateral, in addition to ongoing margin as the fair values of the underlying assets change.
The Company evaluated the related VIEs for consolidation, noting that the Company and its third party clients are VI holders. The Company evaluated the nature of all VIs and other interests and involvement with the VIEs, in addition to the purpose and design of the VIEs, relative to the risks they were designed to create. The VIEs were designed for the benefit of the third parties and would not exist if the Company did not enter into the TRS contracts on their behalf. The activities of the VIEs are restricted to buying and selling the reference assets and the risks/benefits of any such assets owned by the VIEs are passed to the third party clients via the TRS contracts. The Company determined that it is not the primary beneficiary of the VIEs, as the design of its matched book TRS business results in the Company having

Notes to Consolidated Financial Statements, continued

no substantive power to direct the significant activities of the VIEs, and therefore, the VIEs are not consolidated.
The outstanding notional amounts of the VIE-facing TRS contracts and the Company's related senior financing outstanding to VIEs were $2.2 billion and $2.3 billion at December 31, 2015 and 2014, respectively. These financings were classified within trading assets and derivative instruments on the Consolidated Balance Sheets and were measured at fair value. The Company entered into client-facing TRS contracts of the same outstanding notional amounts. The notional amounts of the TRS contracts with VIEs represent the Company’s maximum exposure to loss, although this exposure has been mitigated via the TRS contracts with third parties. For additional information on the Company’s TRS contracts and its involvement with these VIEs, see Note 17, “Derivative Financial Instruments.”
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
In limited circumstances, the Company owns both the limited partner and general partner interests, in which case the related partnerships are not considered VIEs and are consolidated by the Company. The Company sold properties with a carrying value of $72 million for gains of $19 million during the year ended December 31, 2015, and the remaining properties held for sale at December 31, 2015 were immaterial. One property was sold during the year ended December 31, 2014 for an immaterial gain. During 2013, the Company sold properties resulting in an aggregate gain of $17 million.
The Company has concluded that it is not the primary beneficiary of affordable housing partnerships when it invests as a limited partner and there is a third party general partner. The investments are accounted for in accordance with the accounting guidance for investments in affordable housing projects. The general partner, or an affiliate of the general partner, often provides guarantees to the limited partner, which protects the Company from construction and operating losses and tax credit allocation deficits. Assets of $1.6 billion and $1.4 billion in these and other community development partnerships were not included in the Consolidated Balance Sheets at December 31, 2015 and 2014, respectively. The Company's limited partner interests had carrying values of $672 million and $363 million at December 31, 2015 and 2014, respectively, and are recorded in other assets on the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss for these investments totaled $1.1 billion and $776 million at December 31, 2015 and 2014, respectively. The Company’s maximum exposure to loss would result from the loss of its limited partner investments along with $268 million and $278 million of loans, interest-rate swap fair value exposures, or letters of credit issued by the Company to the entities at December 31, 2015 and 2014, respectively. The remaining exposure to loss is primarily attributable to unfunded equity commitments that the Company is required to fund if certain conditions are met.
The Company also owns noncontrolling interests in funds whose purpose is to invest in community developments. At December 31, 2015 and 2014, the Company's investment in these funds totaled $132 million and $113 million, respectively, and the Company's maximum exposure to loss on its equity investments, which is comprised of its investments in the funds plus any additional unfunded equity commitments, was $321 million and $236 million, respectively.
During the year ended December 31, 2015, 2014, and 2013, the Company recognized $68 million, $66 million, and $64 million of tax credits for qualified affordable housing projects, and $66 million, $61 million, and $49 million of amortization on qualified affordable housing projects in the provision for income taxes, respectively.
During the year ended December 31, 2015, the Company recorded $35 million of expense related to community development investments not within the scope of the accounting guidance for investments in qualified affordable housing projects. During the year ended December 31, 2014, the Company recorded $19 million of amortization related to these non-qualified investments ($5 million of which was recorded within other noninterest expense and $14 million was recorded within amortization expense in the Company's Consolidated Statements of Income). No amortization was recorded for these non-qualified investments during the year ended December 31, 2013.

NOTE 11 - BORROWINGS AND CONTRACTUAL COMMITMENTS
Other short-term borrowings
Other short-term borrowings at December 31 were as follows:

	2015		2014
(Dollars in millions)	Balance	Interest Rate	Balance	Interest Rate
FHLB advances	$—	—%	$4,000	0.23%
Master notes	582	0.20	1,280	0.15
Dealer collateral	442	0.20	354	0.13
Total other short-term borrowings	$1,024		$5,634

Notes to Consolidated Financial Statements, continued

Long-term debt
Long-term debt at December 31 consisted of the following:

	2015			2014
(Dollars in millions)	Maturity Date(s)	Interest Rate(s)	Balance	Balance
Parent Company Only:
Senior, fixed rate	2016 - 2028	2.35% - 6.00%	$3,614	$3,630
Senior, variable rate	2016 - 2019	0.48 - 1.86	331	358
Subordinated, fixed rate	2026	6.00	200	200
Junior subordinated, variable rate	2027 - 2028	1.03 - 1.31	627	627
Total Parent Company debt			4,772	4,815
Subsidiaries [1]:
Senior, fixed rate [2]	2016 - 2053	0.80 - 9.65	1,620	5,682
Senior, variable rate	2016 - 2043	0.44 - 2.23	1,097	742
Subordinated, fixed rate [3]	2017 - 2020	5.20 - 7.25	973	1,283
Subordinated, variable rate			—	500
Total subsidiaries debt			3,690	8,207
Total long-term debt			$8,462	$13,022
1 81% and 90% of total subsidiary debt was issued by the Bank as of December 31, 2015 and 2014, respectively.
2 Includes leases and other obligations that do not have a stated interest rate.
3 Debt recorded at fair value.

The Company had no foreign denominated debt outstanding at December 31, 2015 or 2014. Maturities of long-term debt at December 31, 2015 were as follows:

(Dollars in millions)	Parent Company	Subsidiaries
2016	$1,038	$73
2017	1,232	1,711
2018	874	502
2019	792	33
2020	—	226
Thereafter	836	1,145
Total	$4,772	$3,690
During 2015, the Bank terminated $3.8 billion of FHLB advances. These early terminations were related to a repositioning of the balance sheet and resulted in the recognition of $24 million in debt extinguishment costs, net of related hedges, recorded in other noninterest expense in the Consolidated Statement of Income. Additionally during 2015, $1.0 billion of the Bank's long-term FHLB advances matured and another $1.2 billion were added. Furthermore, the Bank had variable rate and fixed rate subordinated debt of $500 million and $269 million, respectively, that matured during 2015. The Company had no additional material issuances, advances, repurchases, terminations, or extinguishments of long-term debt during the year.
Restrictive provisions of several long-term debt agreements prevent the Company from creating liens on, disposing of, or issuing (except to related parties) voting stock of subsidiaries. Furthermore, there are restrictions on mergers, consolidations, certain leases, sales or transfers of assets, minimum shareholders’ equity, and maximum borrowings by the Company. At December 31, 2015, the Company was in compliance with all covenants and provisions of long-term debt agreements.

As currently defined by federal bank regulators, long-term debt of $157 million and $627 million qualified as Tier 1 capital at December 31, 2015 and 2014, and long-term debt of $1.0 billion and $792 million qualified as Tier 2 capital at December 31, 2015 and 2014, respectively. Beginning January 1, 2016, the long-term debt that qualified as Tier 1 capital at December 31, 2015 will be completely phased-out of Tier 1 capital and will be classified as Tier 2 capital, using the methodology specified under Basel III. See Note 13, "Capital," for additional information regarding regulatory capital adequacy requirements for the Company and the Bank.
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

Contractual Commitments
In the normal course of business, the Company enters into certain contractual commitments. These commitments include obligations to make future payments on lease agreements, contractual commitments for capital expenditures, and service contracts.
The following table presents the Company's significant contractual commitments at December 31, 2015, except for long-term debt, operating leases, and pension and other postretirement benefit plans. Information on those obligations is included above, in Note 8, "Premises and Equipment," and in Note 15, "Employee Benefit Plans." Capital lease obligations and foreign time deposits were immaterial at December 31, 2015 and are not presented in the table.

Notes to Consolidated Financial Statements, continued

	Payments Due by Period
(Dollars in millions)	2016	2017	2018	2019	2020	Thereafter	Total
Purchase obligations [1]	$349	$17	$13	$4	$—	$—	$383
Consumer and other time deposits [2,3]	4,736	1,933	1,317	575	876	382	9,819
Brokered time deposits [3]	196	83	104	181	212	123	899
1 Amounts represent termination fees for legally binding purchase obligations of $5 million or more. Payments made towards the purchase of goods or services under these contracts totaled $243 million, $223 million, and $194 million in 2015, 2014, and 2013, respectively.
2 The aggregate amount of time deposit accounts in denominations of $250,000 or more totaled $1.4 billion at both December 31, 2015 and 2014, respectively.
3 Amounts do not include interest.

NOTE 12 – NET INCOME PER COMMON SHARE
Equivalent shares of 14 million, 15 million, and 18 million related to common stock options and common stock warrants outstanding at December 31, 2015, 2014, and 2013, respectively, were excluded from the computations of diluted net income per average common share because they would have been anti-dilutive.

Reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding are presented below.

	Year Ended December 31
(Dollars and shares in millions, except per share data)	2015	2014	2013
Net income	$1,933	$1,774	$1,344
Preferred dividends	(64)	(42)	(37)
Dividends and undistributed earnings allocated to unvested shares	(6)	(10)	(10)
Net income available to common shareholders	$1,863	$1,722	$1,297

Average basic common shares	515	528	534
Effect of dilutive securities:
Stock options	2	1	1
Restricted stock, RSUs, and warrants	4	4	4
Average diluted common shares	521	533	539

Net income per average common share - diluted	$3.58	$3.23	$2.41
Net income per average common share - basic	$3.62	$3.26	$2.43

NOTE 13 – CAPITAL
During 2015, pursuant to the Federal Reserve's non-objection to the Company's capital plan in conjunction with the 2015 CCAR, the Company increased its quarterly common stock dividend from $0.20 to $0.24 per share beginning in the second quarter of 2015, maintained dividend payments on its preferred stock, and repurchased $525 million of its outstanding common stock at market value (approximately 12.7 million shares) under the 2015 plan. During the first quarter of 2015, the Company also repurchased $115 million of its outstanding common stock at market value, which completed the repurchase of shares pursuant to its 2014 CCAR capital plan, which effectively expired on March 31, 2015. At December 31, 2015, the Company had capacity under its 2015 capital plan to purchase an additional $350 million of its outstanding common stock through June 30, 2016. In December 2015, the Company repurchased an additional $39 million of its outstanding common stock at market value, which was incremental to and separate from the existing availability under the 2015 CCAR capital plan.

During the years ended December 31, 2015, 2014, and 2013, the Company declared and paid common dividends of $475 million, or $0.92 per common share, $371 million, or $0.70 per common share, and $188 million, or $0.35 per common share, respectively. The Company also recognized dividends on perpetual preferred stock of $64 million, $42 million, and $37 million during the years ended December 31, 2015, 2014, and 2013, respectively. During 2015, both the Series A and Series B Perpetual Preferred Stock dividend was $4,056 per share, the Series E Perpetual Preferred Stock dividend was $5,875 per share, and the Series F Perpetual Preferred Stock dividend was $6,219 per share.
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

Notes to Consolidated Financial Statements, continued

price and number of shares to be issued upon exercise to be proportionately adjusted. The amount of such adjustment is determined by a formula and depends in part on the extent to which the Company raises its dividend. The formulas are contained in the warrant agreements which were filed as exhibits to Form 8-K filed on September 23, 2011.
Substantially all of the Company’s retained earnings are undistributed earnings of the Bank, which are restricted by various regulations administered by federal and state bank regulatory authorities. At December 31, 2015 and 2014, retained earnings of the Bank available for payment of cash dividends to the Parent Company under these regulations totaled approximately $2.7 billion and $2.9 billion, respectively. Additionally, the Federal Reserve requires the Company to maintain cash reserves. At December 31, 2015 and 2014, these reserve requirements totaled $1.0 billion and $1.5 billion, respectively, and were fulfilled with a combination of cash on hand and deposits at the Federal Reserve.
Regulatory Capital
The Company is subject to various regulatory capital requirements that involve quantitative measures of the Company’s assets. The following table presents regulatory capital metrics for SunTrust and the Bank at December 31:

	Under Basel III [1]		Under Basel I [1]
	2015		2014
(Dollars in millions)	Amount	Ratio	Amount	Ratio
SunTrust Banks, Inc.
CET1	$16,421	9.96%	N/A	N/A
Tier 1 common equity	N/A	N/A	$15,594	9.60%
Tier 1 capital	$17,804	10.80%	17,554	10.80
Total capital	20,668	12.54	20,338	12.51
Leverage		9.69		9.64
SunTrust Bank
CET1	$17,859	11.02%	N/A	N/A
Tier 1 capital	17,908	11.05	$17,036	10.67%
Total capital	20,101	12.40	19,619	12.29
Leverage		9.96		9.57
1 Basel III Final Rules became effective on January 1, 2015; thus, CET1 is not applicable ("N/A") in periods ending prior to January 1, 2015 and Basel I Tier 1 common equity is N/A in periods ending after January 1, 2015. Tier 1 capital, Total capital, and Leverage ratio for periods ended prior to January 1, 2015 were calculated under Basel I.

On October 11, 2013, the Federal Reserve published final rules in the Federal Register implementing Basel III. These rules, which became effective for the Company and the Bank on January 1, 2015, include the following minimum capital requirements: CET1 ratio of 4.5%; Tier 1 capital ratio of 6%; Total capital ratio of 8%; Leverage ratio of 4%; and a capital conservation buffer of 2.5% of RWA. The capital conservation buffer is applicable beginning on January 1, 2016 and will be phased-in through December 31, 2018.
At December 31, 2015, the Company had $627 million in principal amount of trust preferred securities outstanding. The Basel III rules require the phase-out of non-qualifying Tier 1 capital instruments such as trust preferred securities. Accordingly, on January 1, 2015, the Company began phasing-out of Tier 1 capital its trust preferred and other hybrid capital securities, and instead began treating them as qualifying Tier 2 capital. Beginning January 1, 2016, these securities will be completely phased-out of Tier 1 capital and will be classified as Tier 2 capital, using the methodology specified under Basel III.
Preferred Stock
Preferred stock at December 31 consisted of the following:

(Dollars in millions)	2015	2014	2013
Series A (1,725 shares outstanding)	$172	$172	$172
Series B (1,025 shares outstanding)	103	103	103
Series E (4,500 shares outstanding)	450	450	450
Series F (5,000 shares outstanding)	500	500	—
Total preferred stock	$1,225	$1,225	$725
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
In November 2014, the Company issued depositary shares representing ownership interest in 5,000 shares of Perpetual Preferred Stock, Series F, with no par value and $100,000 liquidation preference per share (the "Series F Preferred Stock"). As a result of this issuance, the Company received net proceeds of $496 million after the underwriting discount, but before expenses, and used the net proceeds for general corporate purposes. The Series F Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company to redeem, repurchase, or retire the shares. Dividends for the shares are noncumulative and, if declared, will be payable semi-annually beginning on June 15, 2015 through December 15, 2019 at a rate per annum of 5.625%, and payable quarterly beginning on March 15, 2020 at a rate per annum equal to the three-month LIBOR plus 3.86%. By its terms, the Company may redeem the Series F Preferred Stock on any dividend payment date occurring on or after December 15, 2019 or at any time within 90 days following a regulatory capital event, at a redemption price of $100,000 per share plus any declared and unpaid dividends. Except in certain limited circumstances, the Series F Preferred Stock does not have any voting rights.
In 2008, the Company issued to the U.S. Treasury as part of the CPP, Series C and D Fixed Rate Cumulative Perpetual Preferred Stock and Series A and B warrants to purchase a total of 17.9 million shares of the Company's common stock. The Series A warrants entitle the holder to purchase 6 million shares of the Company's common stock at an exercise price of $33.70 per share, while the Series B warrants entitle the holder to purchase 11.9 million shares of the Company's common stock at an exercise price of $44.15 per share. The Series A and B warrants have expiration dates of December 2018 and November 2018, respectively.
In March 2011, the Company repurchased its Series C and D Preferred Stock from the U.S. Treasury. In September 2011, the U.S. Treasury held a public auction to sell the warrants to purchase the 17.9 million shares of the Company's common stock. In conjunction with the U.S. Treasury's auction, the Company acquired 4 million of the stock purchase warrants, Series A, for $11 million, which were then retired.
At December 31, 2015, 13.9 million warrants remained outstanding and the Company had authority from its Board to repurchase all of these outstanding stock purchase warrants; however, any such repurchase would be subject to the non-objection of the Federal Reserve through the capital planning and stress testing process.

NOTE 14 - INCOME TAXES
The components of income tax provision included in the Consolidated Statements of Income during the years ended December 31 were as follows:

(Dollars in millions)	2015	2014	2013
Current income tax provision/(benefit):
Federal	$707	$365	($158)
State	36	29	(15)
Total	743	394	(173)
Deferred income tax provision/(benefit):
Federal	27	99	444
State	(6)	—	51
Total	21	99	495
Total provision for income taxes [1]	$764	$493	$322
1 Amortization expense related to qualified affordable housing investment costs is recognized in the provision for income taxes for each of the periods presented as allowed by an accounting standard adopted in 2014. Prior to 2014, these amounts were recognized in other noninterest expense.

The provision for income taxes does not reflect the tax effects of unrealized gains and losses and other income and expenses recorded in AOCI. For additional information on AOCI, see Note 21, “Accumulated Other Comprehensive (Loss)/Income.”

Notes to Consolidated Financial Statements, continued

A reconciliation of the income tax provision, using the statutory federal income tax rate of 35%, to the Company’s actual income tax provision and effective tax rate during the years ended December 31 were as follows:

	2015		2014		2013
(Dollars in millions)	Amount	% of Pre-Tax Income	Amount	% of Pre-Tax Income	Amount	% of Pre-Tax Income
Income tax provision at federal statutory rate	$944	35.0%	$793	35.0%	$583	35.0%
Increase/(decrease) resulting from:
State income taxes, net	25	0.9	12	0.5	21	1.2
Tax-exempt interest	(88)	(3.3)	(89)	(3.9)	(80)	(4.8)
Internal restructuring	—	—	—	—	(343)	(20.6)
Changes in UTBs (including interest), net	(31)	(1.1)	(82)	(3.6)	152	9.1
Income tax credits, net of amortization [1]	(69)	(2.6)	(65)	(2.9)	(53)	(3.2)
Non-deductible expenses	—	—	(57)	(2.5)	49	3.0
Other	(17)	(0.6)	(19)	(0.8)	(7)	(0.4)
Total provision for income taxes and effective tax rate	$764	28.3%	$493	21.8%	$322	19.3%
1 Excludes tax credits of $8 million, $21 million, and $0 for the years ended December 31, 2015, 2014, and 2013, respectively, which were recognized as a reduction to the related investment asset.

Deferred income tax assets and liabilities result from differences between the timing of the recognition of assets and liabilities for financial reporting purposes and for income tax purposes. These assets and liabilities are measured using the enacted federal and state tax rates expected to apply in the periods in which the deferred tax assets or liabilities are expected to be realized. The net deferred income tax liability is recorded in other liabilities in the Consolidated Balance Sheets.

The significant DTAs and DTLs, net of the federal impact for state taxes, at December 31 were as follows:

(Dollars in millions)	2015	2014
DTAs:
ALLL	$651	$710
Accrued expenses	297	358
State NOLs and other carryforwards	192	201
Net unrealized losses in AOCI	257	56
Other	97	127
Total gross DTAs	1,494	1,452
Valuation allowance	(79)	(98)
Total DTAs	1,415	1,354
DTLs:
Leasing	707	762
Compensation and employee benefits	140	113
MSRs	372	515
Loans	109	93
Goodwill and intangible assets	216	190
Fixed assets	131	140
Other	65	61
Total DTLs	1,740	1,874
Net DTL	($325)	($520)
The DTAs include state NOLs and other state carryforwards that will expire, if not utilized, in varying amounts from 2016 to 2035. At December 31, 2015 and 2014, the Company had a valuation allowance recorded against its state carryforwards and certain state DTAs of $79 million and $98 million, respectively. The decrease in the valuation allowance was primarily due to a decrease in the valuation allowance recorded against STM's state NOLs. A valuation allowance is not required for the federal and the remaining state DTAs because the Company believes it is more-likely-than-not that these assets will be realized.

Notes to Consolidated Financial Statements, continued

The following table provides a rollforward of the Company's gross federal and state UTBs, excluding interest and penalties, during the years ended December 31.

(Dollars in millions)	2015	2014
Balance at January 1	$210	$291
Increases in UTBs related to prior years	4	1
Decreases in UTBs related to prior years	(4)	(36)
Increases in UTBs related to the current year	10	87
Decreases in UTBs related to settlements	(119)	(130)
Decreases in UTBs related to lapse of the applicable statutes of limitations	(1)	(3)
Balance at December 31	$100	$210
The amount of UTBs that would favorably affect the Company's effective tax rate, if recognized, was $67 million at December 31, 2015.

Interest related to UTBs is recorded in the provision for income taxes. The Company had a gross liability of $8 million and $20 million for interest related to its UTBs at December 31, 2015 and 2014, respectively. During the years ended December 31, 2015 and 2014, the Company recognized a gross benefit of $4 million and expense of $3 million, respectively, for interest on the UTBs.
The Company files U.S. federal, state, and local income tax returns. The Company's federal income tax returns are no longer subject to examination by the IRS for taxable years prior to 2010. With limited exceptions, the Company is no longer subject to examination by state and local taxing authorities for taxable years prior to 2006. It is reasonably possible that the liability for UTBs could decrease by as much as $17 million during the next 12 months due to completion of tax authority examinations and the expiration of statutes of limitations. It is uncertain how much, if any, of this potential decrease will impact the Company’s effective tax rate.

NOTE 15 - EMPLOYEE BENEFIT PLANS
The Company sponsors various short-term incentive and LTI plans for eligible employees, which may be delivered through various programs, such as RSUs, restricted stock, performance stock units, and AIP and LTI cash. All incentive awards are subject to clawback provisions. Awards for performance stock units vest over a period of three years and are paid in cash. AIP is the Company's short-term cash incentive plan for key employees that provides for potential annual cash awards based on the Company's performance and/or the achievement of business unit and individual performance objectives. Awards under the LTI cash plan generally cliff vest after three years from the date of the award and are paid in cash. Compensation expense for incentive plans with cash payouts was $245 million, $203 million, and $150 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Stock-Based Compensation
The Company provides stock-based awards through the 2009 Stock Plan under which the Compensation Committee of the Board of Directors has the authority to grant stock options, stock appreciation rights, restricted stock, performance stock units, and RSUs to key employees of the Company. Award vesting may be conditional based upon individual, business unit, Company, and/or performance relative to peer group metrics.
As amended and restated effective January 1, 2014, following approval by the Compensation Committee of the Board, shareholders approved an amendment to the 2009 Stock Plan to remove the sub-limit on shares available for grant that may be issued as restricted stock or RSUs. Accordingly, all 17 million remaining authorized shares previously under the Plan became available for grant as stock options, stock appreciation rights, restricted stock, or RSUs. Prior to the amendment, only a portion of such shares were available to be granted as either restricted stock or RSUs. At December 31, 2015, approximately 16 million shares were available for grant.
Shares or units of restricted stock may be granted to employees and directors. Generally, grants to employees either cliff vest after three years or vest pro-rata annually over three years. Restricted stock grants may be subject to one or more criteria, including employment, performance, or other conditions as established by the Compensation Committee at the time of grant. Any shares of restricted stock that are forfeited will again become available for issuance under the Stock Plan. An employee or director has the right to vote the shares of restricted stock after grant until they are forfeited. Compensation cost for restricted stock and RSUs is generally equal to the fair market value of the shares on the grant date of the award and is amortized to compensation expense over the vesting period. Dividends are paid on awarded, unvested restricted stock.
The Company accrues and reinvests dividends in equivalent shares of SunTrust common stock for unvested RSU awards, which are paid out when the underlying RSU award vests. Generally, RSU awards are classified as equity. However, during 2012 there were 574,257 RSUs granted that were classified as a liability because the grant date had not been achieved as defined under U.S. GAAP. These awards were granted with a fair value of $21.67 per unit on the grant date. The balance of RSUs classified as a liability at December 31, 2015 and 2014 was $23 million and $21 million, respectively.
Consistent with the Company's 2014 decision to discontinue the issuance of stock options, no stock options were granted during the years ended December 31, 2015 and 2014. For options issued in 2013 the fair value of option grants was estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions presented in the following table.

	Year Ended December 31
	2015 [1]	2014 [1]	2013
Dividend yield	N/A	N/A	1.28%
Expected stock price volatility	N/A	N/A	30.98
Risk-free interest rate (weighted average)	N/A	N/A	1.02
Expected life of options	N/A	N/A	6 years
1 Assumptions are not applicable ("N/A") as the Company discontinued the issuance of stock options and no stock options were granted for the years ended December 31, 2015 and 2014.

Notes to Consolidated Financial Statements, continued

The Company used the projected dividend to be paid as the dividend yield assumption. The expected stock price volatility represented the implied volatility of SunTrust stock. The risk-free interest rate was derived from the U.S. Treasury yield curve in effect at the time of grant based on the expected life of the option. The expected life of options represented the period of time that the stock options were expected to be outstanding and was derived from historical data that was used to evaluate patterns such as stock option exercise and employee termination.

Stock options were granted at an exercise price that was no less than the fair market value of a share of SunTrust common stock on the grant date and were either tax-qualified incentive stock options or non-qualified stock options. Stock options typically vest pro-rata over three years and generally have a maximum contractual life of ten years. Upon exercise, shares are generally issued from treasury stock. The weighted average fair value of options granted during year ended December 31, 2013 was $7.37 per share.

The following table presents a summary of stock options, restricted stock, and RSU activity for the years ended December 31:

	Stock Options			Restricted Stock			Restricted Stock Units
(Dollars in millions, except per share data)	Shares	Price Range	Weighted Average Exercise Price	Shares	Deferred Compensation	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Balance, January 1, 2013	13,311,652	$9.06 - 150.45	$50.15	3,686,321	$48	$25.56	1,930,646	$25.16
Granted	552,998	27.41	27.41	1,314,277	39	29.58	593,093	24.65
Exercised/vested	(712,981)	9.06 - 27.79	16.94	(821,636)	—	25.95	(41,790)	28.73
Cancelled/expired/forfeited	(2,222,298)	21.67 - 118.18	56.55	(195,424)	(5)	27.41	14,229	20.54
Amortization of restricted stock compensation	—	—	—	—	(32)	—	—	—
Balance, December 31, 2013	10,929,371	9.06 - 150.45	49.86	3,983,538	50	27.04	2,496,178	26.69
Granted	—	—	—	21,427	—	39.20	1,590,075	36.67
Exercised/vested	(426,889)	9.06 - 32.27	20.86	(957,308)	—	29.31	(338,196)	32.80
Cancelled/expired/forfeited	(2,774,725)	23.70 - 149.81	71.10	(117,798)	(2)	25.60	(58,793)	37.73
Amortization of restricted stock compensation	—	—	—	—	(27)	—	—	—
Balance, December 31, 2014	7,727,757	9.06 - 150.45	43.84	2,929,859	21	26.45	3,689,264	31.15
Granted	—	—	—	20,412	1	41.15	1,670,587	40.54
Exercised/vested	(687,832)	9.06 - 32.27	20.38	(1,510,045)	—	22.86	(883,621)	26.39
Cancelled/expired/forfeited	(1,821,667)	23.70 - 150.45	73.01	(106,151)	(4)	29.95	(157,390)	39.19
Amortization of restricted stock compensation	—	—	—	—	(16)	—	—	—
Balance, December 31, 2015	5,218,258	$9.06 - 85.34	$36.75	1,334,075	$2	$30.44	4,318,840	$35.44
Exercisable, December 31, 2015	5,033,948		$37.09

The following table presents stock option information at December 31, 2015:

	Options Outstanding				Options Exercisable
(Dollars in millions, except per share data)	Number Outstanding at December 31, 2015	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Aggregate Intrinsic Value	Number Exercisable at December 31, 2015	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Aggregate Intrinsic Value
Range of Exercise Prices:
$9.06 to 49.46	3,482,672	$19.47	4.2	$81	3,298,362	$19.03	4.1	$79
$49.47 to 64.57	781	56.34	1.8	—	781	56.34	1.8	—
$64.58 to 85.34	1,734,805	71.42	1.2	—	1,734,805	71.42	1.2	—
	5,218,258	$36.75	3.2	$81	5,033,948	$37.09	3.1	$79

Notes to Consolidated Financial Statements, continued

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2015 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015. Additional option and stock-based compensation information at December 31 is shown in the following table.

(Dollars in millions)	2015	2014	2013
Intrinsic value of options exercised [1]	$15	$8	$11
Fair value of vested restricted shares [1]	35	28	21
Fair value of vested RSUs [1]	23	11	1
1 Measured as of the grant date.
At December 31, 2015 and 2014, there was $54 million and $61 million, respectively, of unrecognized stock-based compensation expense related to unvested stock options, restricted stock, and RSUs. The unrecognized stock compensation expense for December 31, 2015 is expected to be recognized over a weighted average period of 1.8 years.

Stock-based compensation and the related tax benefit was as follows:

	Years Ended December 31
(Dollars in millions)	2015	2014	2013
Stock options	$1	$2	$6
Restricted stock	16	27	32
Performance stock units	32	13	—
RSUs	46	34	18
Total stock-based compensation	$95	$76	$56
Stock-based compensation tax benefit	$36	$29	$21

Retirement Plans
Noncontributory Pension Plans
The Company maintains a funded, noncontributory qualified retirement plan ("Retirement Plan") covering employees meeting certain service requirements. The plan provides benefits based on salary and years of service, and based on either a traditional pension benefit formula, a cash balance formula for the PPAs, or a combination of both. Participants are 100% vested after three years of service. The interest crediting rate applied to each PPA was 3.00% for 2015. The Company monitors the funding status of the plan closely and due to the current funded status, the Company did not make a contribution to its noncontributory qualified retirement plan for the 2015 plan year.
The Company also maintains unfunded, noncontributory nonqualified supplemental defined benefit pension plans that cover key executives of the Company (the "SERP", the "ERISA Excess Plan", and the "Restoration Plan"). The plans provide defined benefits based on years of service and salary.
The SunTrust Banks, Inc. Restoration Plan (“Restoration Plan”), effective January 1, 2011, is a nonqualified defined benefit cash balance plan designed to restore benefits to certain employees who are limited under provisions of the Internal Revenue Code and are not otherwise provided for under the ERISA Excess Plan. The benefit formula under the Restoration Plan is the same as what is used for PPAs under the Retirement Plan.
On October 1, 2004, the Company acquired NCF. Prior to the acquisition, NCF sponsored a funded qualified retirement plan ("NCF Retirement Plan") and an unfunded nonqualified retirement plan, and certain other postretirement health benefits plans for its employees ("NCF Retirement Plan"). Due to the current funding status of the NCF qualified Retirement Plan, the Company did not make a contribution for the 2015 plan year.
The Retirement Plan, the SERP, the ERISA Excess Plan, and the Restoration Plan were each amended on November 14, 2011 to cease all future benefit accruals. Additionally, the NCF Retirement Plan was amended to cease any adjustments for pay increases after December 31, 2011.

Other Postretirement Benefits
The Company provides certain health care and life insurance benefits (“Other Postretirement Benefits”) to retired employees. At the option of the Company, retirees may continue certain health and life insurance benefits if they meet specific age and service requirements at the time of retirement. The health care plans are contributory with participant contributions adjusted annually, and the life insurance plans are noncontributory. Certain retiree health benefits are funded in a Retiree Health Trust. Additionally, certain retiree life insurance benefits are funded in a VEBA. Effective April 1, 2014, the Company amended the plan which now requires retirees age 65 and older to enroll in individual Medicare supplemental plans. In addition, the Company will fund a tax-advantaged HRA to assist some retirees with medical expenses.

Notes to Consolidated Financial Statements, continued

Changes in Benefit Obligations and Plan Assets
The following table presents the change in benefit obligations, change in fair value of plan assets, funded status, accumulated benefit obligation, and the weighted average discount rate for the pension and other postretirement benefits plans for the years ended December 31:

	Pension Benefits [1]		Other Postretirement Benefits
(Dollars in millions)	2015	2014	2015	2014
Benefit obligation, beginning of year	$2,935	$2,575	$69	$81
Service cost	5	5	—	—
Interest cost	116	124	2	3
Plan participants’ contributions	—	—	6	11
Actuarial (gain)/loss	(171)	401	(2)	(10)
Benefits paid	(164)	(165)	(10)	(16)
Administrative expenses paid from pension trust	(5)	(5)	—	—
Benefit obligation, end of year [2]	$2,716	$2,935	$65	$69

Change in plan assets:
Fair value of plan assets, beginning of year	$3,080	$2,873	$160	$158
Actual return on plan assets	(37)	371	1	8
Employer contributions [3]	5	6	—	—
Plan participants’ contributions	—	—	5	11
Benefits paid	(164)	(165)	(10)	(17)
Administrative expenses paid from pension trust	(5)	(5)	—	—
Fair value of plan assets, end of year [4]	$2,879	$3,080	$156	$160

Funded status at end of year [5,6]	$163	$145	$91	$91
Funded status at end of year (%)	106%	105%

Accumulated benefit obligation	$2,716	$2,935

Discount rate	4.44%	4.09%	3.95%	3.60%
1 Employer contributions represent the benefits that were paid to nonqualified plan participants. Unfunded nonqualified supplemental pension plans are not funded through plan assets.
2 Includes $81 million and $85 million of benefit obligations for the unfunded nonqualified supplemental pension plans at December 31, 2015 and 2014, respectively.
3 The Company contributed less than $1 million to the other postretirement benefits plans during both 2015 and 2014.
4 Includes $1 million of the Company's common stock acquired by the asset manager and held as part of the equity portfolio for pension benefits at both December 31, 2015 and 2014. During 2015 and 2014, there was no SunTrust common stock held in the other postretirement benefit plans.
5 Pension benefits recorded in the Consolidated Balance Sheets included other assets of $244 million and $230 million, and other liabilities of $81 million and $85 million, at December 31, 2015 and 2014, respectively.
6 Other postretirement benefits recorded in the Consolidated Balance Sheets included other assets of $91 million at both December 31, 2015 and 2014.

Net Periodic Benefit
Components of net periodic benefit for the years ended December 31 were as follows:

	Pension Benefits [1]			Other Postretirement Benefits
(Dollars in millions)	2015	2014	2013	2015		2014		2013
Service cost	$5	$5	$5	$—		$—		$—
Interest cost	116	124	113	2		3		6
Expected return on plan assets	(206)	(200)	(192)	(5)		(5)		(6)
Amortization of prior service credit	—	—	—	(6)		(6)		—
Amortization of actuarial loss	21	16	26	—		—		—
Net periodic benefit	($64)	($55)	($48)	($9)		($8)		$—

Weighted average assumptions used to determine net periodic benefit:
Discount rate	4.09%	4.98%	4.08%	3.60%		4.15%		3.45%
Expected return on plan assets	6.91	7.17	7.00	3.50	[2]	3.68	[2]	3.49	[2]
1 Administrative fees are recognized in service cost for each of the periods presented.
2 The weighted average shown is determined on an after-tax basis.

Notes to Consolidated Financial Statements, continued

Amounts Recognized in AOCI
Components of the benefit obligations AOCI balance at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2015	2014	2015	2014
Prior service credit	$—	$—	($64)	($70)
Net actuarial loss/(gain)	1,072	1,021	(11)	(14)
Total AOCI, pre-tax	$1,072	$1,021	($75)	($84)

Other changes in plan assets and benefit obligations recognized in AOCI during 2015 were as follows:

(Dollars in millions)	Pension Benefits	Other Postretirement Benefits
Current year actuarial loss	$72	$3
Amortization of prior service credit	—	6
Amortization of actuarial loss	(21)	—
Total recognized in AOCI, pre-tax	$51	$9
Total recognized in net periodic benefit and AOCI, pre-tax	($13)	$—

For pension plans, the estimated actuarial loss that will be amortized from AOCI into net periodic benefit in 2016 is $25 million. For other postretirement benefit plans, the estimated prior service credit to be amortized from AOCI into net periodic benefit in 2016 is $6 million.

Plan Assumptions
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
On December 31, 2015, the Company refined the calculation of the service and interest cost components of net periodic benefit expense for pension and other postretirement benefit plans. Previously the Company estimated service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Under the refined method, the Company utilized a full yield curve approach to estimate these components by applying specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The Company made this change to more closely match the projected benefit cash flows and the corresponding yield curve spot rates, and to provide a more precise measurement of service and interest costs. This change had no impact on the measurement of the Company’s total benefit obligations recorded at December 31, 2015 or any other prior period. The Company accounted for this service and interest cost methodology refinement as a change in estimate that is inseparable from a change in accounting principle, and, accordingly, will recognize its effect prospectively beginning in 2016.
Actuarial gains and losses are created when actual experience deviates from assumptions. The actuarial losses on plan assets generated within the pension plans during 2015 resulted primarily from asset experience. The actuarial losses on obligations generated within the pension plans during 2014 resulted primarily from lower interest rates.
The SBFC establishes investment policies and strategies and formally monitors the performance of the investments throughout the year. The Company’s investment strategy with respect to pension assets is to invest the assets in accordance with ERISA and related fiduciary standards. The long-term primary investment objectives for the pension plans are to provide a commensurate amount of long-term growth of principal and income in order to satisfy the pension plan obligations without undue exposure to risk in any single asset class or investment category. The objectives are accomplished through investments in equities, fixed income, and cash equivalents using a mix that is conducive to participation in a rising market while allowing for protection in a declining market. The portfolio is viewed as long-term in its entirety, avoiding decisions regarding short-term concerns and any single investment. Asset allocation, as a percent of the total market value of the total portfolio, is set with the target percentages and ranges presented in the investment policy statement. Rebalancing occurs on a periodic basis to maintain the target allocation, but normal market activity may result in deviations.
The basis for determining the overall expected long-term rate of return on plan assets considers past experience, current market conditions, and expectations on future trends. A building block approach is used that considers long-term inflation, real returns, equity risk premiums, target asset allocations, market corrections, and expenses. Capital market simulations from internal and external sources, survey data, economic forecasts, and actuarial judgment are all used in this process. The expected long-term rate of return for pension obligations is 6.68% for 2016.
The investment strategy for the other postretirement benefit plans is maintained separately from the strategy for the pension plans. The Company’s investment strategy is to create a series of investment returns sufficient to provide a commensurate amount of long-term principal and income growth in order to satisfy the other postretirement benefit plan's obligations. Assets are diversified among equity funds and fixed income investments according to the mix approved by the SBFC. Due to other postretirement benefits having a shorter time horizon, a lower equity profile is appropriate. The expected long-term rate of return for other postretirement benefits is 3.13% for 2016.

Notes to Consolidated Financial Statements, continued

Plan Assets Measured at Fair Value
The following tables present combined pension and other postretirement benefit plan assets measured at fair value. See Note 18, "Fair Value Election and Measurement" for level definitions within the fair value hierarchy.

		Fair Value Measurements at December 31, 2015 [1]
(Dollars in millions)	Total	Level 1	Level 2	Level 3
Money market funds [2]	$83	$83	$—	$—
Equity securities	1,416	1,416	—	—
Mutual funds [3]:
Equity index fund	48	48	—	—
Tax exempt municipal bond funds	84	84	—	—
Taxable fixed income index funds	13	13	—	—
Futures contracts	(11)	—	(11)	—
Fixed income securities	1,381	—	1,381	—
Other assets	11	11	—	—
Total plan assets	$3,025	$1,655	$1,370	$—
1 Fair value measurements do not include pension benefits accrued income amounting to less than 0.4% of total plan assets.
2 Includes $11 million for other postretirement benefit plans.
3 Relates exclusively to other postretirement benefit plans.

		Fair Value Measurements at December 31, 2014 [1]
(Dollars in millions)	Total	Level 1	Level 2	Level 3
Money market funds [2]	$135	$135	$—	$—
Equity securities	1,467	1,467	—	—
Mutual funds [3]:
Equity index fund	51	51	—	—
Tax exempt municipal bond funds	82	82	—	—
Taxable fixed income index funds	14	14	—	—
Futures contracts	(21)	—	(21)	—
Fixed income securities	1,478	107	1,371	—
Other assets	17	17	—	—
Total plan assets	$3,223	$1,873	$1,350	$—
1 Fair value measurements do not include pension benefits accrued income amounting to less than 0.6% of total plan assets.
2 Includes $13 million for other postretirement benefit plans.
3 Relates exclusively to other postretirement benefit plans.
The target allocations for pension and other postretirement benefit assets, by asset category, at December 31 are as follows:

	Pension Benefits			Other Postretirement Benefits
	Target Allocation	% of plan assets		Target Allocation	% of plan assets
		2015	2014		2015	2014
Cash equivalents	0-10%	3%	4%	5-15%	7%	8%
Equity securities	0-50	49	48	20-40	31	32
Debt securities	50-100	48	48	50-70	62	60
Total		100%	100%		100%	100%

The Company sets pension asset values equal to their market value, reflecting gains and losses immediately rather than deferring over a period of years, which provides a more realistic economic measure of the plan’s funded status and cost. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. At December 31, 2015, the Company assumed that pre-65 retiree healthcare costs will increase at an initial rate of 7.25% per year. The Company expects this annual cost increase to decrease over a 9-year period to 5.00% per year. The effect of a 1% increase/

decrease in the healthcare cost trend rate for other postretirement benefit obligations, service cost, and interest cost are less than $1 million, respectively. Assumed discount rates and expected returns on plan assets affect the amounts of net periodic benefit. A 25 basis point increase/decrease in the expected long-term return on plan assets would increase/decrease the net periodic benefit by $8 million for pension and other postretirement benefits plans. A 25 basis point increase/decrease in the discount rate would change the net periodic benefit by less than $1 million for pension and other postretirement benefits plans.

Notes to Consolidated Financial Statements, continued

Expected Cash Flows
Expected cash flows for the pension and other postretirement benefit plans is as follows:

(Dollars in millions)	Pension Benefits [1]	Other Postretirement Benefits (excluding Medicare Subsidy) [2]
Employer Contributions:
2016 (expected) to plan trusts	$—	$—
2016 (expected) to plan participants [3]	8	—

Expected Benefit Payments:
2016	191	7
2017	172	7
2018	166	6
2019	165	5
2020	167	5
2021 - 2025	819	20
1 Based on the funding status and ERISA limitations, the Company anticipates contributions to the Retirement Plan will not be required during 2016.
2 Expected payments under other postretirement benefit plans are shown net of participant contributions.
3 The expected benefit payments for the SERP will be paid directly from the Company's corporate assets.

Defined Contribution Plans
SunTrust's employee benefit program includes a qualified defined contribution plan. For years ended December 31, 2015, 2014, and 2013, the 401(k) plan provided a dollar-for-dollar match on the first 6% of eligible pay that a participant, including executive participants, elected to defer. The related 401(k) Company expense was $102 million, $98 million, and $96 million for the years ended December 31, 2015, 2014, and 2013, respectively.
SunTrust also maintains the SunTrust Banks, Inc. Deferred Compensation Plan in which key executives of the Company are eligible. Matching contributions for the deferred compensation plan are the same percentage as provided in the 401(k) plan, subject to limitations imposed by the plans' provisions and applicable laws and regulations.

Matching contributions for both the Company's 401(k) plan and the deferred compensation plan fully vest upon two years of completed service. Furthermore, both plans permit an additional discretionary Company contribution equal to a fixed percentage of eligible pay. Discretionary contributions to the 401(k) plan and the deferred compensation plan are shown in the following table.

	Performance Year [1]
(Dollars in millions)	2015	2014	2013
Contribution	$19	$19	$19
Percentage of eligible pay	1%	1%	1%
1 Contributions for each of these performance years are paid in the first quarter of the following performance year.

NOTE 16 – GUARANTEES
The Company has undertaken certain guarantee obligations in the ordinary course of business. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform and make future payments should certain triggering events occur. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provision of the Company’s services. The following is a discussion of the guarantees that the Company has issued at December 31, 2015. The Company has also entered into certain contracts that are similar to guarantees, but that are accounted for as derivatives as discussed in Note 17, “Derivative Financial Instruments.”

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
At December 31, 2015 and 2014, the maximum potential amount of the Company’s obligation for issued financial and performance standby letters of credit was $2.9 billion and $3.0 billion, respectively. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer. Some standby letters of credit are designed to be drawn upon in the normal course of business and others are drawn upon only in circumstances of dispute or default in the underlying transaction to which the Company is not a party. In all cases, the Company is entitled to reimbursement from the client. If a letter of credit is drawn upon and reimbursement is not provided by the client, the Company may take possession of the collateral securing the letter of credit, where applicable.

Notes to Consolidated Financial Statements, continued

The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with its credit policies. An internal assessment of the PD and loss severity in the event of default is performed, consistent with the methodologies used for all commercial borrowers. The management of credit risk for letters of credit leverages the risk rating process to focus greater visibility on higher risk and/or higher dollar letters of credit. The allowance for credit losses associated with letters of credit is a component of the unfunded commitments reserve recorded in other liabilities in the Consolidated Balance Sheets and is included in the allowance for credit losses as disclosed in Note 7, “Allowance for Credit Losses.” Additionally, unearned fees relating to letters of credit are recorded in other liabilities. The net carrying amount of unearned fees was immaterial at December 31, 2015 and 2014.

Loan Sales and Servicing
STM, a consolidated subsidiary of the Company, originates and purchases residential mortgage loans, a portion of which are sold to outside investors in the normal course of business, through a combination of whole loan sales to GSEs, Ginnie Mae, and non-agency investors. Prior to 2008, the Company also sold mortgage loans through a limited number of Company-sponsored securitizations. When mortgage loans are sold, representations and warranties regarding certain attributes of the loans are made to third party purchasers. Subsequent to the sale, if a material underwriting deficiency or documentation defect is discovered, STM may be obligated to repurchase the mortgage loan or to reimburse an investor for losses incurred (make whole requests), if such deficiency or defect cannot be cured by STM within the specified period following discovery. Additionally, breaches of underwriting and servicing representations and warranties can result in loan repurchases, as well as adversely affect the valuation of MSRs, servicing advances, or other mortgage loan-related exposures, such as OREO. These representations and warranties may extend through the life of the mortgage loan. STM’s risk of loss under its representations and warranties is partially driven by borrower payment performance since investors will perform extensive reviews of delinquent loans as a means of mitigating losses.
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
Loans sold to Ginnie Mae are insured by the FHA and guaranteed by the VA. As servicer, the Company may elect to repurchase delinquent loans in accordance with Ginnie Mae guidelines, however, the loans continue to be insured. The Company indemnifies the FHA and VA for losses related to loans not originated in accordance with their guidelines.
See Note 19, "Contingencies," for additional information on current legal matters related to loan sales.
The Company previously reached agreements in principle with Freddie Mac and Fannie Mae that relieve the Company of certain existing and future repurchase obligations related to loans sold from 2000-2008 to Freddie Mac and loans sold from 2000-2012 to Fannie Mae. Repurchase requests have declined significantly as a result of the settlements. Repurchase requests from GSEs, Ginnie Mae, and non-agency investors, for all vintages, are illustrated in the following table that summarizes demand activity for the years ended December 31.

(Dollars in millions)	2015	2014	2013
Beginning pending repurchase requests	$47	$126	$655
Repurchase requests received	73	158	1,511
Repurchase requests resolved:
Repurchased	(22)	(28)	(1,134)
Cured	(81)	(209)	(906)
Total resolved	(103)	(237)	(2,040)
Ending pending repurchase requests[1]	$17	$47	$126

Percent from non-agency investors:
Pending repurchase requests	32.9%	6.7%	2.8%
Repurchase requests received	7.2%	0.9%	1.2%
1 Comprised of $11 million, $44 million, and $122 million from the GSEs, and $6 million, $3 million, and $4 million from non-agency investors at December 31, 2015, 2014, and 2013, respectively.
The repurchase and make whole requests received have been primarily due to alleged material breaches of representations related to compliance with the applicable underwriting standards, including borrower misrepresentation and appraisal issues. STM performs a loan-by-loan review of all requests and contests demands to the extent they are not considered valid. The following table summarizes the changes in the Company’s reserve for mortgage loan repurchases for the years ended December 31:

(Dollars in millions)	2015	2014	2013
Balance, at beginning of period	$85	$78	$632
Repurchase (benefit)/provision	(12)	12	114
Charge-offs, net of recoveries	(16)	(5)	(668)
Balance, at end of period	$57	$85	$78

A significant degree of judgment is used to estimate the mortgage repurchase liability as the estimation process is inherently uncertain and subject to imprecision. The Company believes that its reserve appropriately estimates incurred losses based on its current analysis and assumptions, inclusive of the Freddie Mac and Fannie Mae settlement agreements, GSE owned loans serviced by third party servicers, loans sold to private investors, and other indemnifications.
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

Notes to Consolidated Financial Statements, continued

Sheets, and the related repurchase (benefit)/provision is recognized in mortgage production related income in the Consolidated Statements of Income.
The following table summarizes the carrying value of the Company's outstanding repurchased mortgage loans at December 31:

(Dollars in millions)	2015	2014
Outstanding repurchased mortgage loans:
Performing LHFI	$255	$271
Nonperforming LHFI	17	29
Nonperforming LHFS	—	12
Total carrying value of outstanding repurchased mortgage loans	$272	$312

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
The Company normally retains servicing rights when loans are transferred, however, servicing rights are occasionally sold to third parties. When MSRs are sold, the Company makes representations and warranties related to servicing standards and obligations, and recognizes a liability for contingent losses recorded in other liabilities in the Consolidated Balance Sheets. This liability, which is separate from the reserve for mortgage loan repurchases, totaled $14 million and $25 million at December 31, 2015 and 2014, respectively.

Contingent Consideration
The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. The potential obligation is recorded as an other liability, measured at the fair value of the contingent payments, which totaled $23 million and $27 million at December 31, 2015 and 2014, respectively.

Visa
The Company executes credit and debit transactions through Visa and MasterCard. The Company is a defendant, along with Visa and MasterCard (the “Card Associations”), as well as several other banks, in one of several antitrust lawsuits challenging the practices of the Card Associations (the “Litigation”). The Company entered into judgment and loss sharing agreements with Visa and certain other banks in order to apportion financial responsibilities arising from any potential adverse judgment or negotiated settlements related to the Litigation. Additionally, in connection with Visa's restructuring in 2007, shares of Visa common stock were issued to its financial institution members and the Company received its proportionate number of shares of Visa Inc. common stock, which were subsequently converted to Class B shares of Visa Inc. upon completion of Visa’s IPO in 2008. A provision of the original Visa By-Laws, which was restated in Visa's certificate of incorporation, contains a general indemnification provision between a Visa member and Visa that explicitly provides that each member's indemnification obligation is limited to losses arising from its own conduct and the specifically defined Litigation.
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
In May 2009, the Company sold its 3.2 million Class B shares to the Visa Counterparty and entered into a derivative with the Visa Counterparty. Under the derivative, the Visa Counterparty is compensated by the Company for any decline in the conversion factor as a result of the outcome of the Litigation. Conversely, the Company is compensated by the Visa Counterparty for any increase in the conversion factor. The amount of payments made or received under the derivative is a function of the 3.2 million shares sold to the Visa Counterparty, the change in conversion rate, and Visa’s share price. The Visa Counterparty, as a result of its ownership of the Class B shares, is impacted by dilutive adjustments to the conversion factor of the Class B shares caused by the Litigation losses. The fair value of the derivative liability was immaterial at both December 31, 2015 and 2014; however, the ultimate impact to the Company could be significantly different based on the outcome of the Litigation.

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
At December 31, 2015, there were four transactions outstanding that contain guarantee provisions stating that STCC will make payment to the outside investors if the tax credits become ineligible. STCC also guarantees that the general partner will perform on the delivery of the credits. The guarantees are expected to expire within a 15 year period from inception and have remaining years to expiry ranging from three to seven years. At December 31, 2015, the maximum potential amount that STCC could be obligated to pay under these guarantees is $19 million; however, STCC can seek recourse against the general partner. Additionally, STCC can seek reimbursement from the cash flow and residual values of the underlying affordable housing properties. At December 31, 2015 and 2014, an immaterial amount was accrued related to the obligation to

Notes to Consolidated Financial Statements, continued

deliver tax credits, and was recorded in other liabilities in the Consolidated Balance Sheets.
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

Other
In the normal course of business, the Company enters into indemnification agreements and provides standard representations and warranties in connection with numerous transactions. These transactions include those arising from securitization activities, underwriting agreements, merger and acquisition agreements, swap clearing agreements, loan sales, contractual commitments, payment processing, sponsorship agreements, and various other business transactions or arrangements. The extent of the Company's obligations under these indemnification agreements depends upon the occurrence of future events; therefore, the Company's potential future liability under these arrangements is not determinable. STIS and STRH, broker-dealer affiliates of the Company, use a common third party clearing broker to clear and execute their customers' securities transactions and to hold customer accounts. Under their respective agreements, STIS and STRH agree to indemnify the clearing broker for losses that result from a customer's failure to fulfill its contractual obligations. As the clearing broker's rights to charge STIS and STRH have no maximum amount, the Company believes that the maximum potential obligation cannot be estimated. However, to mitigate exposure, the affiliate may seek recourse from the customer through cash or securities held in the defaulting customers' account. For the years ended December 31, 2015, 2014, and 2013, STIS and STRH experienced minimal net losses as a result of the indemnity. The clearing agreements expire in May 2020 for both STIS and STRH.

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
When the Company has more than one outstanding derivative transaction with a single counterparty, and there exists a legal right of offset with that counterparty, the Company considers its exposure to the counterparty to be the net fair value of its derivative positions with that counterparty. If the net fair

Notes to Consolidated Financial Statements, continued

value is positive, then the counterparty asset value also reflects cash collateral held. At December 31, 2015, these net asset positions were $896 million, reflecting $1.4 billion of net derivative gains adjusted for cash and other collateral of $463 million that the Company held in relation to these positions. At December 31, 2014, reported net derivative assets were $1.1 billion, reflecting $1.5 billion of net derivative gains, adjusted for cash and other collateral of $386 million that the Company held in relation to these gain positions.
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
Derivative instruments are priced using observable market inputs at a mid-market valuation point and take into consideration appropriate valuation adjustments for collateral, market liquidity, and counterparty credit risk. For purposes of determining fair value adjustments to its OTC derivative positions, the Company takes into consideration the credit profile and likelihood of default by counterparties and itself, as well as its net exposure, which considers legally enforceable master netting agreements and collateral along with remaining maturities. Generally, the expected loss of each counterparty is estimated using the Company’s internal risk rating system. The risk rating system utilizes counterparty-specific PD and LGD estimates to derive the expected loss. The Company enhances its approach for determining fair value adjustments of derivatives by leveraging publicly available counterparty information. In particular, for purposes of determining the CVA, the Company incorporates market-based views of counterparty default probabilities derived from observed credit spreads in the CDS market when data of acceptable quality is available.
For purposes of estimating the Company’s own credit risk on derivative liability positions, the DVA, the Company uses probabilities of default from observable, market-based credit spreads. The Company adjusted the net fair value of its derivative contracts for estimates of net counterparty credit risk by approximately $4 million and $7 million at December 31, 2015 and 2014, respectively. The Company's approach toward determining fair value adjustments of derivative instruments is subject to ongoing internal review and enhancement. This review includes consideration of whether to include a funding valuation adjustment in the fair value measurement of derivatives, which relates to the funding cost or benefit associated with collateralized derivative positions. For additional information on the Company's fair value measurements, see Note 18, "Fair Value Election and Measurement."
Currently, the majority of the Company’s derivatives contain contingencies that relate to the creditworthiness of the Bank. These contingencies, which are contained in industry standard master netting agreements, may be considered events of default. Should the Bank be in default under any of these provisions, the Bank’s counterparties would be permitted to close out transactions with the Bank on a net basis, at amounts that would approximate the fair values of the derivatives, resulting in a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. Additionally, certain of the Company’s derivative liability positions, totaling $1.1 billion in fair value at both December 31, 2015 and 2014, contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an ATE that permits the counterparties to close-out net and apply collateral or, where a CSA is present, require the Bank to post additional collateral. At December 31, 2015, the Bank carried senior long-term debt credit ratings of Baal/A-/A- from Moody’s, S&P, and Fitch, respectively. At December 31, 2015, ATEs have been triggered for less than $1 million in fair value liabilities. The maximum additional liability that could be triggered from ATEs was approximately $13 million at December 31, 2015. At December 31, 2015, $1.1 billion in fair value of derivative liabilities were subject to CSAs, against which the Bank has posted $1.0 billion in collateral, primarily in the form of cash. At December 31, 2015, if requested by the counterparty pursuant to the terms of the CSA, the Bank would be required to post additional collateral of approximately $7 million against these contracts if the Bank were downgraded to Baa3/BBB-. Further downgrades to Ba1/BB+ or below do not contain predetermined collateral posting levels.

Notional and Fair Value of Derivative Positions
The following tables present the Company’s derivative positions at December 31, 2015 and 2014. The notional amounts in the tables are presented on a gross basis and have been classified within derivative assets or derivative liabilities based on the estimated fair value of the individual contract at December 31, 2015 and 2014. Gross positive and gross negative fair value amounts associated with respective notional amounts are presented without consideration of any netting agreements, including collateral arrangements. Net fair value derivative amounts are adjusted on an aggregate basis, where applicable, to take into consideration the effects of legally enforceable master netting agreements, including any cash collateral received or paid, and are recognized in trading assets and derivative instruments or trading liabilities and derivative instruments on the Consolidated Balance Sheets. For contracts constituting a combination of options that contain a written option and a purchased option (such as a collar), the notional amount of each option is presented separately, with the purchased notional amount generally being presented as a derivative asset and the written notional amount being presented as a derivative liability. For contracts that contain a combination of options, the fair value is generally presented as a single value with the purchased notional amount if the combined fair value is positive, and with the written notional amount if the combined fair value is negative.

Notes to Consolidated Financial Statements, continued

	December 31, 2015
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Derivative instruments designated in cash flow hedging relationships [1]
Interest rate contracts hedging floating rate loans	$14,500	$130	$2,900	$11
Derivative instruments designated in fair value hedging relationships [2]
Interest rate contracts hedging fixed rate debt	1,700	14	600	—
Interest rate contracts hedging brokered CDs	30	—	—	—
Total	1,730	14	600	—
Derivative instruments not designated as hedging instruments [3]
Interest rate contracts hedging:
MSRs	7,782	198	16,882	98
LHFS, IRLCs [4]	4,309	10	2,520	5
LHFI	15	—	40	1
Trading activity [5]	67,426	1,983	68,125	1,796
Foreign exchange rate contracts hedging trading activity	3,648	127	3,227	122
Credit contracts hedging:
Loans	—	—	175	2
Trading activity [6]	2,232	57	2,385	54
Equity contracts hedging trading activity [5]	19,138	1,812	27,154	2,222
Other contracts:
IRLCs and other [7]	2,024	21	299	6
Commodities	453	113	448	111
Total	107,027	4,321	121,255	4,417
Total derivative instruments	$123,257	$4,465	$124,755	$4,428

Total gross derivative instruments, before netting		$4,465		$4,428
Less: Legally enforceable master netting agreements		(2,916)		(2,916)
Less: Cash collateral received/paid		(397)		(1,048)
Total derivative instruments, after netting		$1,152		$464
1 See “Cash Flow Hedges” in this Note for further discussion.
2 See “Fair Value Hedges” in this Note for further discussion.
3 See “Economic Hedging and Trading Activities” in this Note for further discussion.
4 Amount includes $518 million of notional amounts related to interest rate futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.
5 Amounts include $12.6 billion and $329 million of notional amounts related to interest rate futures and equity futures, respectively. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table. Amounts also include notional amounts related to interest rate swaps hedging fixed rate debt.
6 Asset and liability amounts include $6 million and $9 million of notional amounts from purchased and written credit risk participation agreements, respectively, whose notional is calculated as the notional of the derivative participated adjusted by the relevant RWA conversion factor.
7 Includes $49 million notional amount that is based on the number of Visa Class B shares, 3.2 million, the conversion ratio from Class B shares to Class A shares, and the Class A share price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Class B shares in the second quarter of 2009. See Note 16, “Guarantees” for additional information.

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
7 Includes $49 million notional amount that is based on the number of Visa Class B shares, 3.2 million, the conversion ratio from Class B shares to Class A shares, and the Class A share price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Class B shares in the second quarter of 2009. See Note 16, “Guarantees” for additional information.

Notes to Consolidated Financial Statements, continued

Impact of Derivative Instruments on the Consolidated Statements of Income and Shareholders’ Equity
The impacts of derivative instruments on the Consolidated Statements of Income and the Consolidated Statements of Shareholders’ Equity for the year ended December 31 are presented below. The impacts are segregated between derivatives that are designated in hedge accounting relationships and those that are used for economic hedging or trading purposes, with further identification of the underlying risks in the derivatives and the hedged items, where appropriate. The tables do not disclose the financial impact of the activities that these derivative instruments are intended to hedge.

	Year Ended December 31, 2015
(Dollars in millions)	Amount of Pre-tax Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)	Classification of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)
Derivative instruments in cash flow hedging relationships:
Interest rate contracts hedging floating rate loans [1]	$246	$169	Interest and fees on loans
1 During the year ended December 31, 2015, the Company also reclassified $92 million of pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been terminated or de-designated and are reclassified into earnings consistent with the pattern of net cash flows expected to be recognized.

	Year Ended December 31, 2015
(Dollars in millions)	Amount of Loss on Derivatives Recognized in Income	Amount of Gain on Related Hedged Items Recognized in Income	Amount of Loss Recognized in Income on Hedges (Ineffective Portion)
Derivative instruments in fair value hedging relationships:
Interest rate contracts hedging fixed rate debt [1]	($2)	$1	($1)
Interest rate contracts hedging brokered CDs [1]	—	—	—
Total	($2)	$1	($1)
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives During the Year Ended December 31, 2015
Derivative instruments not designated as hedging instruments:
Interest rate contracts hedging:
MSRs	Mortgage servicing related income	$19
LHFS, IRLCs	Mortgage production related income	(45)
LHFI	Other noninterest income	(1)
Trading activity	Trading income	61
Foreign exchange rate contracts hedging trading activity	Trading income	93
Credit contracts hedging:
Loans	Other noninterest income	(1)
Trading activity	Trading income	23
Equity contracts hedging trading activity	Trading income	4
Other contracts:
IRLCs	Mortgage production related income	156
Commodities	Trading income	2
Total		$311

Notes to Consolidated Financial Statements, continued

	Year Ended December 31, 2014
(Dollars in millions)	Amount of Pre-tax Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)	Classification of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)
Derivative instruments in cash flow hedging relationships:
Interest rate contracts hedging floating rate loans [1]	$99	$290	Interest and fees on loans
1 During the year ended December 31, 2014, the Company also reclassified $97 million of pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been terminated or de-designated and are reclassified into earnings consistent with the pattern of net cash flows expected to be recognized.

	Year Ended December 31, 2014
(Dollars in millions)	Amount of Gain on Derivatives Recognized in Income	Amount of Loss on Related Hedged Items Recognized in Income	Amount of Gain Recognized in Income on Hedges (Ineffective Portion)
Derivative instruments in fair value hedging relationships:
Interest rate contracts hedging fixed rate debt [1]	$8	($7)	$1
Interest rate contracts hedging brokered CDs [1]	—	—	—
Total	$8	($7)	$1
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives During the Year Ended December 31, 2014
Derivative instruments not designated as hedging instruments:
Interest rate contracts hedging:
MSRs	Mortgage servicing related income	$257
LHFS, IRLCs	Mortgage production related income	(149)
Trading activity	Trading income	49
Foreign exchange rate contracts hedging trading activity	Trading income	69
Credit contracts hedging:
Loans	Other noninterest income	(1)
Trading activity	Trading income	17
Equity contracts hedging trading activity	Trading income	4
Other contracts - IRLCs	Mortgage production related income	261
Total		$507

Notes to Consolidated Financial Statements, continued

	Year Ended December 31, 2013
(Dollars in millions)	Amount of Pre-tax (Loss)/Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)	Classification of Pre-tax (Loss)/Gain Reclassified from AOCI into Income (Effective Portion)
Derivative instruments in cash flow hedging relationships:
Interest rate contracts hedging forecasted debt	($2)	$—	Interest on long-term debt
Interest rate contracts hedging floating rate loans [1]	18	327	Interest and fees on loans
Total	$16	$327
1 During the year ended December 31, 2013, the Company also reclassified $90 million pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated and are reclassified into earnings consistent with the pattern of net cash flows expected to be recognized.

	Year Ended December 31, 2013
(Dollars in millions)	Amount of Loss on Derivatives Recognized in Income	Amount of Gain on Related Hedged Items Recognized in Income	Amount of Loss Recognized in Income on Hedges (Ineffective Portion)
Derivative instruments in fair value hedging relationships:
Interest rate contracts hedging fixed rate debt [1]	($36)	$33	($3)
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of (Loss)/Gain Recognized in Income on Derivatives	Amount of (Loss)/Gain Recognized in Income on Derivatives During the Year Ended December 31, 2013
Derivative instruments not designated as hedging instruments:
Interest rate contracts hedging:
MSRs	Mortgage servicing related income	($284)
LHFS, IRLCs	Mortgage production related income	289
Trading activity	Trading income	61
Foreign exchange rate contracts hedging trading activity	Trading income	24
Credit contracts hedging:
Loans	Other noninterest income	(4)
Trading activity	Trading income	21
Equity contracts hedging trading activity	Trading income	(15)
Other contracts - IRLCs	Mortgage production related income	98
Total		$190

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

The following tables present total gross derivative instrument assets and liabilities at December 31, 2015 and 2014, which are adjusted to reflect the effects of legally enforceable master netting agreements and cash collateral received or paid on the net amount reported in the Consolidated Balance Sheets. Also included in the tables are financial instrument collateral related to legally enforceable master netting agreements that represents securities collateral received or pledged and customer cash collateral held at third party custodians. These amounts are not offset on the Consolidated Balance Sheets but are shown as a reduction to total derivative instrument assets and liabilities to derive net derivative assets and liabilities. These amounts are limited to the derivative asset/liability balance, and accordingly, do not include excess collateral received/pledged.

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
December 31, 2015
Derivative instrument assets:
Derivatives subject to master netting arrangement or similar arrangement	$4,184	$3,156	$1,028		$66	$962
Derivatives not subject to master netting arrangement or similar arrangement	21	—	21		—	21
Exchange traded derivatives	260	157	103		—	103
Total derivative instrument assets	$4,465	$3,313	$1,152	[1]	$66	$1,086

Derivative instrument liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$4,162	$3,807	$355		$19	$336
Derivatives not subject to master netting arrangement or similar arrangement	105	—	105		—	105
Exchange traded derivatives	161	157	4		—	4
Total derivative instrument liabilities	$4,428	$3,964	$464	[2]	$19	$445

December 31, 2014
Derivative instrument assets:
Derivatives subject to master netting arrangement or similar arrangement	$5,127	$4,095	$1,032		$63	$969
Derivatives not subject to master netting arrangement or similar arrangement	25	—	25		—	25
Exchange traded derivatives	687	437	250		—	250
Total derivative instrument assets	$5,839	$4,532	$1,307	[1]	$63	$1,244

Derivative instrument liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$5,001	$4,678	$323		$12	$311
Derivatives not subject to master netting arrangement or similar arrangement	133	—	133		—	133
Exchange traded derivatives	443	437	6		—	6
Total derivative instrument liabilities	$5,577	$5,115	$462	[2]	$12	$450
1 At December 31, 2015, $1.2 billion, net of $397 million offsetting cash collateral, is recognized in trading assets and derivative instruments within the Company's Consolidated Balance Sheets. At December 31, 2014, $1.3 billion, net of $449 million offsetting cash collateral, is recognized in trading assets and derivative instruments within the Company's Consolidated Balance Sheets.
2 At December 31, 2015, $464 million, net of $1.0 billion offsetting cash collateral, is recognized in trading liabilities and derivative instruments within the Company's Consolidated Balance Sheets. At December 31, 2014, $462 million, net of $1.0 billion offsetting cash collateral, is recognized in trading liabilities and derivative instruments within the Company's Consolidated Balance Sheets.

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
The Company writes CDS, which are agreements under which the Company receives premium payments from its counterparty for protection against an event of default of a reference asset. In the event of default under the CDS, the Company would either settle its obligation net in cash or make a cash payment to its counterparty and take delivery of the defaulted reference asset, from which the Company may recover all, a portion, or none of the credit loss, depending on the performance of the reference asset. Events of default, as defined in the CDS agreements, are generally triggered upon the failure to pay and similar events related to the issuer(s) of the reference asset. When the Company has written CDS, all written CDS contracts reference single name corporate credits or corporate credit indices. The Company generally enters into offsetting CDS for the underlying reference asset, under which the Company pays a premium to its counterparty for protection against an event of default on the reference asset. The counterparties to these purchased CDS are generally of high creditworthiness and typically have ISDA master netting agreements in place that subject the CDS to master netting provisions, thereby mitigating the risk of non-payment to the Company. As such, at December 31, 2015, the Company did not have any material risk of making a non-recoverable payment on any written CDS. During 2015 and 2014, the only instances of default on written CDS were driven by credit indices with constituent credit default. In all cases where the Company made resulting cash payments to settle, the Company collected like amounts from the counterparties to the offsetting purchased CDS.
There were no written CDS at December 31, 2015. At December 31, 2014, written CDS had remaining terms of four years. The fair value of written CDS was $1 million at December 31, 2014. The maximum guarantees outstanding at December 31, 2014, as measured by the gross notional amount of written CDS, was $20 million. At December 31, 2015 and 2014, the gross notional amounts of purchased CDS contracts, which protect the Company against default of a reference asset, were $150 million and $190 million, respectively. The fair values of purchased CDS were $1 million and $5 million at December 31, 2015 and 2014, respectively.
The Company has also entered into TRS contracts on loans. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same amount on the matched TRS. To mitigate its credit risk, the Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral if the fair value of the underlying reference assets deteriorates. There were $2.2 billion and $2.3 billion of outstanding TRS notional balances at December 31, 2015 and 2014, respectively. The fair values of these TRS assets and liabilities at December 31, 2015 were $57 million and $52 million, respectively, and related collateral held at December 31,

2015 was $492 million. The fair values of the TRS assets and liabilities at December 31, 2014 were $19 million and $14 million, respectively, and related collateral held at December 31, 2014 was $373 million. For additional information on the Company's TRS contracts, see Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," as well as Note 18, "Fair Value Election and Measurement."
The Company writes risk participations, which are credit derivatives, whereby the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on a derivative, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative. The Company monitors its payment risk on its risk participations by monitoring the creditworthiness of the obligors, which is based on the normal credit review process the Company would have performed had it entered into a derivative directly with the obligors. The obligors are all corporations or partnerships. The Company continues to monitor the creditworthiness of the obligors and the likelihood of payment could change at any time due to unforeseen circumstances. To date, no material losses have been incurred related to the Company’s written risk participations. At December 31, 2015 and 2014, the remaining terms on these risk participations generally ranged from less than one year to eight years and from one to nine years, respectively, with a weighted average on the maximum estimated exposure of 5.6 and 5.2 years, respectively. The Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $55 million and $31 million at December 31, 2015 and 2014, respectively. The fair values of the written risk participations were immaterial at both December 31, 2015 and 2014. As part of its trading activities, the Company may enter into purchased risk participations to mitigate credit exposure to a derivative counterparty.

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
Interest rate swaps have been designated as hedging the exposure to the benchmark interest rate risk associated with floating rate loans. At December 31, 2015 and 2014, the maturities for hedges of floating rate loans ranged from less than one year to seven years and from less than one year to four years, respectively, with the weighted average being 3.3 and 1.9 years, respectively. These hedges have been highly effective in offsetting the designated risks, yielding an immaterial amount of ineffectiveness for the year ended December 31, 2015 and 2014. At December 31, 2015, $229 million of deferred net pre-tax gains on derivative instruments designated as cash flow

Notes to Consolidated Financial Statements, continued

hedges on floating rate loans recognized in AOCI are expected to be reclassified into net interest income during the next twelve months. The amount to be reclassified into income incorporates the impact from both active and terminated or de-designated cash flow hedges, including the net interest income earned on the active hedges, assuming no changes in LIBOR. The Company may choose to terminate or de-designate a hedging relationship due to a change in the risk management objective for that specific hedge item, which may arise in conjunction with an overall balance sheet management strategy.
Fair Value Hedging Instruments
The Company enters into interest rate swap agreements as part of the Company’s risk management objectives for hedging its exposure to changes in fair value due to changes in interest rates. These hedging arrangements convert fixed rate, long-term debt to floating rates. Consistent with this objective, the Company reflects the accrued contractual interest on the hedged item and the related swaps as part of current period interest expense. There were no components of derivative gains or losses excluded in the Company’s assessment of hedge effectiveness related to the fair value hedges.
Economic Hedging Instruments and Trading Activities
In addition to designated hedge accounting relationships, the Company also enters into derivatives as an end user to economically hedge risks associated with certain non-derivative and derivative instruments, along with entering into derivatives in a trading capacity with its clients.
The primary risks that the Company economically hedges are interest rate risk, foreign exchange risk, and credit risk. The Company mitigates these risks by entering into offsetting derivatives either on an individual basis or collectively on a macro basis.

The Company utilizes interest rate derivatives related to:

•	MSRs. The Company hedges these instruments with a combination of interest rate derivatives, including forward and option contracts, futures, and forward rate agreements.

•	IRLCs and mortgage LHFS. The Company hedges these instruments using forward and option contracts, futures, and forward rate agreements.
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

•	Level 1: Quoted prices for identical instruments in active markets

•
Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets

•	Level 3: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable
Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The Company’s recurring fair value measurements are based on either a requirement to measure such assets and liabilities at fair value or on the Company’s election to measure certain financial assets and liabilities at fair value. Assets and liabilities that are required to be measured at fair value on a recurring basis include trading securities, securities AFS, and derivative financial instruments. Assets and liabilities that the Company has elected to measure at fair value on a recurring basis include MSRs and certain LHFS, LHFI, trading loans, and issuances of fixed rate debt.
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
The Company uses various valuation techniques and assumptions in estimating fair value. The assumptions used to estimate the value of an instrument have varying degrees of impact to the overall fair value of an asset or liability. This process involves the gathering of multiple sources of information, including broker quotes, values provided by pricing services, trading activity in other identical or similar securities, market indices, and pricing matrices. When observable market prices for the asset or liability are not available, the Company employs various modeling techniques, such as discounted cash flow analyses, to estimate fair value. Models used to produce material financial reporting information are validated prior to use and following any material change in methodology. Their performance is monitored quarterly, and any material deterioration in model performance is addressed. This review is performed by an internal group that reports to the Corporate Risk Function.
The Company has formal processes and controls in place to support the appropriateness of its fair value estimates. For fair values obtained from a third party, or those that include certain trader estimates of fair value, there is an independent price validation function that provides oversight for these estimates. For level 2 instruments and certain level 3 instruments, the validation generally involves evaluating pricing received from two or more third party pricing sources that are widely used by market participants. The Company evaluates this pricing information from both a qualitative and quantitative perspective and determines whether any pricing differences exceed acceptable thresholds. If thresholds are exceeded, the Company assesses differences in valuation approaches used, which may include contacting a pricing service to gain further insight into the valuation of a particular security or class of securities to resolve the pricing variance, which could include an adjustment to the price used for financial reporting purposes.
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
Determining whether to classify an instrument as level 3 involves judgment and is based on a variety of subjective factors, including whether a market is inactive. A market is considered inactive if significant decreases in the volume and level of activity for the asset or liability have been observed. In making this determination the Company evaluates the number of recent transactions in either the primary or secondary market, whether or not price quotations are current, the nature of market participants, the variability of price quotations, the breadth of bid/ask spreads, declines in, or the absence of, new issuances, and the availability of public information. When a market is determined to be inactive, significant adjustments may be made to price indications when estimating fair value. In making these adjustments the Company seeks to employ assumptions a market participant would use to value the asset or liability, including consideration of illiquidity in the referenced market.

Notes to Consolidated Financial Statements, continued

Recurring Fair Value Measurements
The following tables present certain information regarding assets and liabilities measured at fair value on a recurring basis and the changes in fair value for those specific financial instruments for which fair value has been elected.

	December 31, 2015
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments [1]	Assets/Liabilities at Fair Value
Assets
Trading assets and derivative instruments:
U.S. Treasury securities	$538	$—	$—	$—	$538
Federal agency securities	—	588	—	—	588
U.S. states and political subdivisions	—	30	—	—	30
MBS - agency	—	553	—	—	553
CLO securities	—	2	—	—	2
Corporate and other debt securities	—	379	89	—	468
CP	—	67	—	—	67
Equity securities	66	—	—	—	66
Derivative instruments	262	4,182	21	(3,313)	1,152
Trading loans	—	2,655	—	—	2,655
Total trading assets and derivative instruments	866	8,456	110	(3,313)	6,119

Securities AFS:
U.S. Treasury securities	3,449	—	—	—	3,449
Federal agency securities	—	411	—	—	411
U.S. states and political subdivisions	—	159	5	—	164
MBS - agency	—	23,124	—	—	23,124
MBS - private	—	—	94	—	94
ABS	—	—	12	—	12
Corporate and other debt securities	—	33	5	—	38
Other equity securities [2]	93	—	440	—	533
Total securities AFS	3,542	23,727	556	—	27,825

Residential LHFS	—	1,489	5	—	1,494
LHFI	—	—	257	—	257
MSRs	—	—	1,307	—	1,307

Liabilities
Trading liabilities and derivative instruments:
U.S. Treasury securities	503	—	—	—	503
MBS - agency	—	37	—	—	37
Corporate and other debt securities	—	259	—	—	259
Derivative instruments	161	4,261	6	(3,964)	464
Total trading liabilities and derivative instruments	664	4,557	6	(3,964)	1,263

Long-term debt	—	973	—	—	973
Other liabilities [3]	—	—	23	—	23
1 Amounts represent offsetting cash collateral received from, and paid to, the same derivative counterparties, and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists.
2 Includes $93 million of mutual fund investments, $32 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, and $6 million of other.
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

Notes to Consolidated Financial Statements, continued

The following tables present the difference between fair value and the aggregate UPB for which the FVO has been elected for trading loans, LHFS, LHFI, and long-term debt instruments. For LHFS and LHFI, the tables also include the difference between fair value and the aggregate UPB of loans that are 90 days or more past due, if any, as well as loans in nonaccrual status.

(Dollars in millions)	Fair Value at December 31, 2015	Aggregate UPB at December 31, 2015	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,655	$2,605	$50
LHFS:
Accruing	1,494	1,453	41
LHFI:
Accruing	254	259	(5)
Nonaccrual	3	5	(2)
Liabilities:
Long-term debt	973	907	66

(Dollars in millions)	Fair Value at December 31, 2014	Aggregate UPB at December 31, 2014	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,610	$2,589	$21
LHFS:
Accruing	1,891	1,817	74
Nonaccrual	1	1	—
LHFI:
Accruing	269	281	(12)
Nonaccrual	3	5	(2)
Liabilities:
Long-term debt	1,283	1,176	107

Notes to Consolidated Financial Statements, continued

The following tables present the change in fair value during the years ended December 31, 2015, 2014, and 2013 of financial instruments for which the FVO has been elected, as well as for MSRs. The tables do not reflect the change in fair value attributable to related economic hedges the Company uses to mitigate the market-related risks associated with the financial instruments. Generally, changes in the fair value of economic hedges are recognized in trading income, mortgage production related income, mortgage servicing related income, or other noninterest income as appropriate, and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below. The Company’s economic hedging activities are deployed at both the instrument and portfolio level.

	Fair Value (Loss)/Gain for the Year Ended December 31, 2015 for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Other Noninterest Income	Total Changes in Fair Values Included in Earnings [2]
Assets:
Trading loans	($1)	$—	$—	$—	($1)
LHFS	—	44	—	—	44
LHFI	—	—	—	5	5
MSRs	—	2	(242)	—	(240)
Liabilities:
Long-term debt	41	—	—	—	41
1 Income related to LHFS does not include income from IRLCs. For the year ended December 31, 2015, income related to MSRs includes income recognized upon the sale of loans reported at LOCOM.
2 Changes in fair value for the year ended December 31, 2015 exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, LHFI, and long-term debt that have been elected to be measured at fair value are recognized in interest income or interest expense in the Consolidated Statements of Income.

	Fair Value Gain/(Loss) for the Year Ended December 31, 2014 for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Earnings [2]
Assets:
Trading loans	$11	$—	$—	$11
LHFS	—	3	—	3
LHFI	—	11	—	11
MSRs	—	3	(401)	(398)
Liabilities:
Brokered time deposits	6	—	—	6
Long-term debt	17	—	—	17
1 Income related to LHFS does not include income from IRLCs. For the year ended December 31, 2014, income related to MSRs includes income recognized upon the sale of loans reported at LOCOM.
2 Changes in fair value for the year ended December 31, 2014 exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, LHFI, brokered time deposits, and long-term debt that have been elected to be measured at fair value are recognized in interest income or interest expense in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements, continued

	Fair Value Gain/(Loss) for the Year Ended December 31, 2013 for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Earnings [2]
Assets:
Trading loans	$13	$—	$—	$13
LHFS	1	(135)	—	(134)
LHFI	—	(10)	—	(10)
MSRs	—	4	50	54
Liabilities:
Brokered time deposits	8	—	—	8
Long-term debt	36	—	—	36
1 Income related to LHFS does not include income from IRLCs. For the year ended December 31, 2013, income related to MSRs includes income recognized upon the sale of loans reported at LOCOM.
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
Level 3 AFS municipal securities at December 31, 2015 and 2014 includes an immaterial amount of bonds that are redeemable with the issuer at par and cannot be traded in the market. As such, no significant observable market data for these instruments is available; therefore, these securities are priced at par.

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
MBS – private
Private MBS includes purchased interests in third party securitizations, as well as retained interests in Company-sponsored securitizations of 2006 and 2007 vintage residential mortgages (including both prime jumbo fixed rate collateral and floating rate collateral). At the time of purchase or origination, these securities had high investment grade ratings; however, through the credit crisis, they experienced deterioration in credit quality leading to downgrades to non-investment grade levels. The Company obtains pricing for these securities from an independent pricing service. The Company evaluates third party pricing to determine the reasonableness of the information relative to changes in market data, such as any recent trades, information received from market participants and analysts, and/or changes in the underlying collateral performance. The Company continued to classify private MBS as level 3, as the Company believes that available third party pricing relies on significant unobservable assumptions, as evidenced by a persistently wide bid-ask price range and variability in pricing from the pricing services, particularly for the vintage and exposures held by the Company.

Notes to Consolidated Financial Statements, continued

CLO Securities
CLO preference share exposure is estimated at fair value based on pricing from observable trading activity for similar securities. Accordingly, the Company has classified these instruments as level 2.
Asset-Backed Securities
ABS classified as securities AFS includes purchased interests in third party securitizations collateralized by home equity loans and are valued based on third party pricing with significant unobservable assumptions; as such, they are classified as level 3.
Corporate and other debt securities
Corporate debt securities are predominantly comprised of senior and subordinate debt obligations of domestic corporations and are classified as level 2. Other debt securities in level 3 primarily include bonds that are not actively traded in the market. As such, valuation judgments are highly subjective. The Company estimates the fair value of these bonds using market comparable bond index yields as limited observable market data exists.
Commercial Paper
From time to time, the Company acquires third party CP that is generally short-term in nature (less than 30 days) and highly rated. The Company estimates the fair value of this CP based on observable pricing from executed trades of similar instruments; as such, CP is classified as level 2.
Equity securities
Equity securities classified as securities AFS primarily include FHLB of Atlanta stock and Federal Reserve Bank of Atlanta stock, which are redeemable with the issuer at cost and cannot be traded in the market. As such, observable market data for these instruments is not available and they are classified as level 3. The Company accounts for the stock based on industry guidance that requires these investments be carried at cost and evaluated for impairment based on the ultimate recovery of cost.

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
The Company's derivative instruments classified as level 2 are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. To this end, the Company has evaluated liquidity premiums required by market participants, as well as the credit risk of its counterparties and its own credit. The

Company has considered factors such as the likelihood of default by itself and its counterparties, its net exposures, and remaining maturities in determining the appropriate fair value adjustments to record. See Note 17, “Derivative Financial Instruments,” for additional information on the Company's derivative instruments.
The Company's derivative instruments classified as level 3 include IRLCs that satisfy the criteria to be treated as derivative financial instruments. The fair value of IRLCs on residential LHFS, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on the Company’s historical data and reflect the Company’s best estimate of the likelihood that a commitment will result in a closed loan. As pull-through rates increase, the fair value of IRLCs also increases. Servicing value is included in the fair value of IRLCs, and the fair value of servicing is determined by projecting cash flows, which are then discounted to estimate an expected fair value. The fair value of servicing is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. Because these inputs are not transparent in market trades, IRLCs are considered to be level 3 assets. During the years ended December 31, 2015 and 2014, the Company transferred $161 million and $245 million, respectively, of net IRLCs out of level 3 as the associated loans were closed.

Trading loans
The Company engages in certain businesses whereby the election to measure loans at fair value for financial reporting aligns with the underlying business purpose. Specifically, the loans that are included within this classification are: (i) loans made, or acquired, in connection with the Company’s TRS business, (ii) loans backed by the SBA, and (iii) the loan sales and trading business within the Company’s Wholesale Banking segment. See Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," and Note 17, “Derivative Financial Instruments,” for further discussion of this business. All of these loans are classified as level 2, due to the market data that the Company uses in the estimate of fair value.
The loans made in connection with the Company’s TRS business are short-term, senior demand loans that are collateralized by cash. While these loans do not trade in the market, the Company believes that the par amount of the loans approximates fair value and no unobservable assumptions are used by the Company to value these loans. At December 31, 2015 and 2014, the Company had outstanding $2.2 billion and $2.3 billion, respectively, of these short-term loans measured at fair value.
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
The loans from the Company’s sales and trading business are commercial and corporate leveraged loans that are either traded in the market or for which similar loans trade. The

Notes to Consolidated Financial Statements, continued

Company elected to measure these loans at fair value since they are actively traded. For the years ended December 31, 2015, 2014, and 2013, the Company recognized an immaterial amount of gains/(losses) in the Consolidated Statements of Income due to changes in fair value attributable to instrument-specific credit risk. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the Company does not believe that trading activity qualifies the loans as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded. At December 31, 2015 and 2014, $356 million and $284 million, respectively, of loans related to the Company’s trading business were held in inventory.

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
LHFS classified as level 2 are primarily agency loans which trade in active secondary markets and are priced using current market pricing for similar securities, adjusted for servicing, interest rate risk, and credit risk. Non-agency residential mortgages are also included in level 2 LHFS. Transfers of certain mortgage LHFS into level 3 during the years ended December 31, 2015 and 2014 were largely due to borrower defaults or the identification of other loan defects impacting the marketability of the loans.
For residential loans that the Company has elected to measure at fair value, the Company considers the component of the fair value changes due to instrument-specific credit risk, which is intended to be an approximation of the fair value change attributable to changes in borrower-specific credit risk. For the years ended December 31, 2015, 2014, and 2013, the Company recognized an immaterial amount of gains/(losses) in the Consolidated Statements of Income due to changes in fair value attributable to borrower-specific credit risk. In addition to borrower-specific credit risk, there are other, more significant, variables that drive changes in the fair values of the loans, including interest rates and general conditions in the markets for the loans.

LHFI
LHFI classified as level 3 includes predominantly mortgage loans that are not marketable, largely due to the identification of loan defects. The Company chooses to measure these mortgage LHFI at fair value to better align reported results with the underlying economic changes in value of the loans and any related hedging instruments. The Company values these loans using a discounted cash flow approach based on assumptions that are generally not observable in current markets, such as prepayment speeds, default rates, loss severity rates, and discount rates. These assumptions have an inverse relationship to the overall fair value. Level 3 LHFI also includes mortgage loans that are valued using collateral based pricing. Changes in the applicable housing price index since the time of the loan origination are considered and applied to the loan's collateral value. An additional discount representing the return that a buyer would require is also considered in the overall fair value.
Mortgage Servicing Rights
The Company records MSR assets at fair value using a discounted cash flow approach. The fair values of MSRs are impacted by a variety of factors, including prepayment assumptions, spreads, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. The underlying assumptions and estimated values are corroborated by values received from independent third parties based on their review of the servicing portfolio, and comparisons to market transactions. Because these inputs are not transparent in market trades, MSRs are classified as level 3 assets. For additional information see Note 9, "Goodwill and Other Intangible Assets."

Liabilities
Trading liabilities and derivative instruments
Trading liabilities are primarily comprised of derivative contracts, but also include various contracts (primarily U.S. Treasury securities, corporate and other debt securities) that the Company uses in certain of its trading businesses. The Company's valuation methodologies for these derivative contracts and securities are consistent with those discussed within the corresponding sections herein under “Trading Assets and Derivative Instruments and Securities Available for Sale.”
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
Long-term debt
The Company has elected to measure at fair value certain fixed rate debt issuances of public debt which are valued by obtaining price indications from a third party pricing service and utilizing broker quotes to corroborate the reasonableness of those marks. Additionally, information from market data of recent observable

Notes to Consolidated Financial Statements, continued

trades and indications from buy side investors, if available, are taken into consideration as additional support for the value. Due to the availability of this information, the Company determined that the appropriate classification for these debt issuances is level 2. The election to fair value certain fixed rate debt issuances was made to align the accounting for the debt with the accounting for offsetting derivative positions, without having to apply hedge accounting, thus avoiding the complex and time consuming fair value hedge accounting requirements.
The Company’s public debt measured at fair value impacts earnings predominantly through changes in the Company’s credit spreads as the Company has entered into derivative financial instruments that economically convert the interest rate on the debt from a fixed to a floating rate. The estimated earnings impact from changes in credit spreads above U.S. Treasury rates resulted in an immaterial amount of losses for the year ended December 31, 2015, and losses of $19 million and gains of $40 million for the years ended December 31, 2014 and 2013, respectively.

Other liabilities
The Company’s other liabilities that are measured at fair value on a recurring basis include contingent consideration obligations related to acquisitions. Contingent consideration associated with acquisitions is adjusted to fair value until settled. As the assumptions used to measure fair value are based on internal metrics that are not market observable, the earn-out liability is considered level 3.

The valuation technique and range, including weighted average, of the unobservable inputs associated with the Company's level 3 assets and liabilities are as follows:

	Level 3 Significant Unobservable Input Assumptions
(Dollars in millions)	Fair value December 31, 2015	Valuation Technique	Unobservable Input [1]	Range (weighted average)
Assets
Trading assets and derivative instruments:
Corporate and other debt securities	$89	Market comparables	Yield adjustment	126-447 bps (287 bps)
Derivative instruments, net [2]	15	Internal model	Pull through rate	24-100% (79%)
			MSR value	29-210 bps (103 bps)
Securities AFS:
U.S. states and political subdivisions	5	Cost	N/A
MBS - private	94	Third party pricing	N/A
ABS	12	Third party pricing	N/A
Corporate and other debt securities	5	Cost	N/A
Other equity securities	440	Cost	N/A
Residential LHFS	5	Monte Carlo/Discounted cash flow	Option adjusted spread	104-197 bps (125 bps)
			Conditional prepayment rate	2-17 CPR (8 CPR)
			Conditional default rate	0-2 CDR (0.5 CDR)
LHFI	251	Monte Carlo/Discounted cash flow	Option adjusted spread	62-784 bps (193 bps)
			Conditional prepayment rate	5-36 CPR (14 CPR)
			Conditional default rate	0-5 CDR (2 CDR)
	6	Collateral based pricing	Appraised value	NM [4]
MSRs	1,307	Monte Carlo/Discounted cash flow	Conditional prepayment rate	2-21 CPR (10 CPR)
			Option adjusted spread	(5)-110% (8%)
Liabilities
Other liabilities [3]	23	Internal model	Loan production volume	150% (150%)
1 For certain assets and liabilities where the Company utilizes third party pricing, the unobservable inputs and their ranges are not reasonably available to the Company, and therefore, have been noted as not applicable ("N/A").
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
1 For certain assets and liabilities where the Company utilizes third party pricing, the unobservable inputs and their ranges are not reasonably available to the Company, and therefore, have been noted as not applicable ("N/A").
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
4 Not meaningful.

Notes to Consolidated Financial Statements, continued

The following tables present a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (other than servicing rights which are disclosed in Note 9, “Goodwill and Other Intangible Assets”). Transfers into and out of the fair value hierarchy levels are assumed to occur at the end of the period in which the transfer occurred. None of the transfers into or out of level 3 have been the result of using alternative valuation approaches to estimate fair values. There were no transfers between level 1 and 2 during the years ended December 31, 2015 and 2014.

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning Balance January 1, 2015	Included in Earnings		OCI		Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items	Transfers into Level 3	Transfers out of Level 3	Fair Value December 31, 2015	Included in Earnings (held at December 31, 2015) [1]
Assets
Trading assets:
Corporate and other debt securities	$—	($13)	[2]	$—		$123	($21)	$—	$—	$—	$—	$89	($13)	[2]
Derivative instruments, net	20	153	[3]	—		—	—	3	(161)	—	—	15	20	[3]
Total trading assets	20	140		—		123	(21)	3	(161)	—	—	104	7
Securities AFS:
U.S. states and political subdivisions	12	—		—		—	—	(7)	—	—	—	5	—
MBS - private	123	(1)		1		—	—	(29)	—	—	—	94	(1)
ABS	21	—		—		—	—	(9)	—	—	—	12	—
Corporate and other debt securities	5	—		—		5	—	(5)	—	—	—	5	—
Other equity securities	785	—		(2)		104	—	(447)	—	—	—	440	—
Total securities AFS	946	(1)	[4]	(1)	[5]	109	—	(497)	—	—	—	556	(1)	[4]

Residential LHFS	1	—		—		—	(20)	(1)	(1)	26	—	5	—
LHFI	272	6	[6]	—		—	—	(41)	(1)	21	—	257	4	[6]
Liabilities
Other liabilities	27	6	[7]	—		—	—	(10)	—	—	—	23	6	[7]
1 Change in unrealized (losses)/gains included in earnings during the period related to financial assets/liabilities still held at December 31, 2015.
2 Amounts included in earnings are recognized in trading income.
3 Includes issuances, fair value changes, and expirations and are recognized in mortgage production related income.
4 Amount included in earnings is recognized in net securities gains/(losses).
5 Amount recognized in OCI is included in change in net unrealized (losses)/gains on securities AFS, net of tax.
6 Amounts are generally included in mortgage production related income; however, the mark on certain fair value loans is included in other noninterest income.
7 Amounts included in earnings are recognized in other noninterest expense.

Notes to Consolidated Financial Statements, continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning Balance January 1, 2014	Included in Earnings		OCI		Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items	Transfers into Level 3	Transfers out of Level 3	Fair Value December 31, 2014	Included in Earnings (held at December 31, 2014) [1]
Assets
Trading assets:
CDO/CLO securities	$54	$11	[2]	$—		$—	($65)	$—	$—	$—	$—	$—	$—
ABS	6	1	[2]	—		—	(7)	—	—	—	—	—	—
Derivative instruments, net	5	252	[3]	—		—	—	8	(245)	—	—	20	24	[3]
Total trading assets	65	264		—		—	(72)	8	(245)	—	—	20	24
Securities AFS:
U.S. states and political subdivisions	34	(2)		—		—	(20)	—	—	—	—	12	—
MBS - private	154	(1)		2		—	—	(32)	—	—	—	123	(1)
ABS	21	—		2		—	—	(2)	—	—	—	21	—
Corporate and other debt securities	5	—		—		—	—	—	—	—	—	5	—
Other equity securities	739	—		—		360	—	(320)	6	—	—	785	—
Total securities AFS	953	(3)	[4]	4	[5]	360	(20)	(354)	6	—	—	946	(1)	[4]

Residential LHFS	3	—		—		—	(10)	—	(6)	17	(3)	1	—
LHFI	302	12	[6]	—		—	—	(45)	1	2	—	272	9	[6]
Liabilities
Other liabilities	26	4	[7]	—		—	—	(3)	—	—	—	27	—
1 Change in unrealized gains/(losses) included in earnings for the period related to financial assets still held at December 31, 2014.
2 Amounts included in earnings are recognized in trading income.
3 Includes issuances, fair value changes, and expirations and are recognized in mortgage production related income.
4 Amounts included in earnings are recognized in net securities gain/(losses).
5 Amounts recognized in OCI are included in change in net unrealized (losses)/gains on securities AFS, net of tax.
6 Amounts are generally included in mortgage production related income; however, the mark on certain fair value loans is included in trading income.
7 Amounts included in earnings are recognized in other noninterest expense.

Notes to Consolidated Financial Statements, continued

Non-recurring Fair Value Measurements
The following tables present losses recognized on assets still held at period end, and measured at fair value on a non-recurring basis, for the years ended December 31, 2015 and 2014. Adjustments to fair value generally result from the application of LOCOM or through write-downs of individual assets. The tables do not reflect changes in fair value attributable to economic hedges the Company may have used to mitigate interest rate risk associated with LHFS and MSRs.

		Fair Value Measurements			Losses for the Year Ended December 31, 2015
(Dollars in millions)	December 31, 2015	Level 1	Level 2	Level 3
LHFS	$202	$—	$—	$202	($6)
LHFI	48	—	—	48	—
OREO	19	—	—	19	(4)
Other assets	36	—	29	7	(6)

		Fair Value Measurements			Losses for the Year Ended December 31, 2014
(Dollars in millions)	December 31, 2014	Level 1	Level 2	Level 3
LHFS	$1,108	$121	$45	$942	($6)
LHFI	24	—	—	24	—
OREO	29	—	1	28	(6)
Affordable housing	77	—	—	77	(21)
Other assets	225	—	216	9	(64)
Discussed below are the valuation techniques and inputs used in developing fair value measurements for assets measured at fair value on a non-recurring basis and classified as level 1, 2, and/or 3.
Loans Held for Sale
At December 31, 2015, LHFS consisted of commercial loans that were valued using significant unobservable assumptions from comparably rated loans. As such, limited observable market data exists as these loans are not actively traded, and, accordingly, are classified as level 3.
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
During 2014, the Company transferred $470 million of C&I loans to LHFS, as the Company elected to actively market these loans for sale; $340 million of these loans were tax-exempt municipal leases included in level 3 and the remainder were included in level 1. Also during 2014, the Company transferred $38 million of residential mortgage NPLs to LHFS, which are included in level 2, as the Company elected to actively market these loans for sale. These loans were predominantly reported at amortized cost prior to transferring to LHFS, however, a portion of the NPLs were carried at fair value. Additionally, during 2014, the Company transferred approximately $600 million of indirect auto loans to LHFS, included in level 3, which the Company elected to actively market for sale.

Loans Held for Investment
At December 31, 2015 and 2014, LHFI consisted primarily of consumer and residential real estate loans discharged in Chapter 7 bankruptcy that had not been reaffirmed by the borrower, as well as nonperforming CRE loans for which specific reserves had been recognized. As these loans have been classified as nonperforming, cash proceeds from the sale of the underlying collateral is the expected source of repayment for a majority of these loans. Accordingly, the fair value of these loans is derived from the estimated fair value of the underlying collateral, incorporating market data if available. There were no gains or losses during the years ended December 31, 2015 and 2014, as the charge-offs related to these loans are a component of the ALLL. Due to the lack of market data for similar assets, all of these loans are considered level 3.

OREO
OREO is measured at the lower of cost, or fair value less costs to sell. OREO classified as level 2 consists primarily of residential homes, commercial properties, and vacant lots and land for which binding purchase agreements exist. OREO classified as level 3 consists primarily of residential homes, commercial properties, and vacant lots and land for which initial valuations are based on property-specific appraisals, broker pricing opinions, or other limited, highly subjective market information. Updated value estimates are received regularly on level 3 OREO.

Affordable Housing
The Company evaluates its consolidated affordable housing properties for impairment whenever events or changes in circumstances indicate that the carrying amount may not be

Notes to Consolidated Financial Statements, continued

recoverable. Impairment is recognized if the carrying amount of the property exceeds its fair value. During the year ended December 31, 2015, the Company did not recognize impairment or increased estimated net realizable values on any of its affordable housing properties.
During the first quarter of 2014, the Company decided to actively market for sale certain consolidated affordable housing properties, and accordingly, recognized an initial impairment charge of $36 million to adjust the carrying values of these properties to their estimated net realizable values, which were obtained from a third party broker opinion and were considered level 3. Subsequently during 2014, the Company recognized recoveries of $15 million on these affordable housing properties as a result of increased estimated net realizable values. Additionally, the Company recognized gains of $19 million during the year ended December 31, 2015 on the sale of these affordable housing investments.

Other Assets
Other assets consists of other repossessed assets, assets under operating leases where the Company is the lessor, land held for sale, and equity method investments.
Other repossessed assets comprises repossessed personal property that is measured at fair value less cost to sell. These assets are considered level 3 as their fair value is determined based on a variety of subjective, unobservable factors. There were no losses recognized by the Company on other repossessed assets during the years ended December 31, 2015 and 2014, as the impairment charges on repossessed personal property were a component of the ALLL.
The Company monitors the fair value of assets under operating leases where the Company is the lessor and recognizes impairment on the leased asset to the extent the carrying value is not recoverable and the fair value is less than its carrying value. Fair value is determined using collateral specific pricing digests, external appraisals, broker opinions, recent sales data from industry equipment dealers, and the discounted cash flows derived from the underlying lease agreement. As market data for similar assets and lease arrangements is available and used in the valuation, these assets are considered level 2. During the years ended December 31, 2015 and 2014, the Company recognized impairment charges of $6 million and $59 million, respectively, attributable to the fair value of various personal property under operating leases.
Land held for sale is recorded at the lesser of carrying value or fair value less cost to sell. Land held for sale is considered level 2 as its fair value is determined based on market comparables and broker opinions. Impairment charges the Company recognized on land held for sale was immaterial and $5 million during the years ended December 31, 2015 and 2014, respectively.

Fair Value of Financial Instruments
The measured amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2015		Fair Value Measurements
(Dollars in millions)	Measured Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$5,599	$5,599	$5,599	$—	$—	(a)
Trading assets and derivative instruments	6,119	6,119	866	5,143	110	(b)
Securities AFS	27,825	27,825	3,542	23,727	556	(b)
LHFS	1,838	1,842	—	1,803	39	(c)
LHFI, net	134,690	131,178	—	397	130,781	(d)
Financial liabilities:
Deposits	149,830	149,889	—	149,889	—	(e)
Short-term borrowings	4,627	4,627	—	4,627	—	(f)
Long-term debt	8,462	8,374	—	7,772	602	(f)
Trading liabilities and derivative instruments	1,263	1,263	664	593	6	(b)

Notes to Consolidated Financial Statements, continued

	December 31, 2014		Fair Value Measurements
(Dollars in millions)	Measured Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$8,229	$8,229	$8,229	$—	$—	(a)
Trading assets and derivative instruments	6,202	6,202	1,000	5,177	25	(b)
Securities AFS	26,770	26,770	2,059	23,765	946	(b)
LHFS	3,232	3,240	—	2,063	1,177	(c)
LHFI, net	131,175	126,855	—	545	126,310	(d)
Financial liabilities:
Deposits	140,567	140,562	—	140,562	—	(e)
Short-term borrowings	9,186	9,186	—	9,186	—	(f)
Long-term debt	13,022	13,056	—	12,398	658	(f)
Trading liabilities and derivative instruments	1,227	1,227	929	293	5	(b)

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

(a)	Cash and cash equivalents are valued at their carrying amounts, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments.

(b)
Trading assets and derivative instruments, securities AFS, and trading liabilities and derivative instruments that are classified as level 1 are valued based on quoted market prices. For those instruments classified as level 2 or 3, refer to the respective valuation discussions within this footnote.

(c)
LHFS are generally valued based on observable current market prices or, if quoted market prices are not available, quoted market prices of similar instruments. Refer to the LHFS section within this footnote for further discussion. When valuation assumptions are not readily observable in the market, instruments are valued based on the best available data to approximate fair value. This data may be internally developed and considers risk premiums that a market participant would require under then-current market conditions.

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

Generally, the Company measures fair value for LHFI based on estimated future discounted cash flows using current origination rates for loans with similar terms and credit quality, which derived an estimated value of 101% and 100% on the loan portfolio’s net carrying value at December 31, 2015 and 2014, respectively. The value derived from origination rates likely does not represent an exit price; therefore, an incremental market risk and liquidity discount was applied when estimating the fair value of these loans. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans.

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

(f)
Fair values for short-term borrowings and certain long-term debt are based on quoted market prices for similar instruments or estimated discounted cash flows utilizing the Company’s current incremental borrowing rate for similar types of instruments. For long-term debt that the Company measures at fair value, refer to the respective valuation section within this footnote. For level 3 debt, the terms are unique in nature or there are no similar instruments that can be used to value the instrument without using significant unobservable assumptions. In these situations, the Company reviews current borrowing rates along with the collateral levels that secure the debt in determining an appropriate fair value adjustment.

Unfunded loan commitments and letters of credit are not included in the table above. At December 31, 2015 and 2014, the Company had $66.2 billion and $56.5 billion, respectively, of unfunded commercial loan commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related unfunded commitments reserve, which was a combined $66 million and $59 million at December 31, 2015 and 2014, respectively. No active trading market exists for these instruments, and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of consumer unfunded lending commitments which can generally be canceled by providing notice to the borrower.

Notes to Consolidated Financial Statements, continued

NOTE 19 – CONTINGENCIES
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries are parties to numerous civil claims and lawsuits and subject to regulatory examinations, investigations, and requests for information. Some of these matters involve claims for substantial amounts. The Company’s experience has shown that the damages alleged by plaintiffs or claimants are often overstated, based on unsubstantiated legal theories, unsupported by facts, and/or bear no relation to the ultimate award that a court might grant. Additionally, the outcome of litigation and regulatory matters and the timing of ultimate resolution are inherently difficult to predict. These factors make it difficult for the Company to provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. However, on a case-by-case basis, reserves are established for those legal claims in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company's financial statements at December 31, 2015 reflect the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved.
For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of related reserves, if any. Management currently estimates these losses to range from $0 to approximately $170 million. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information available at December 31, 2015. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure. Based on current knowledge, it is the opinion of management that liabilities arising from legal claims in excess of the amounts currently reserved, if any, will not have a material impact on the Company’s financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s financial condition, results of operations, or cash flows for any given reporting period.
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

Lehman Brothers Holdings, Inc. Litigation
Beginning in October 2008, STRH, along with other underwriters and individuals, were named as defendants in several individual and putative class action complaints filed in the U.S. District Court for the Southern District of New York and state and federal courts in Arkansas, California, Texas, and Washington. Plaintiffs alleged violations of Sections 11 and 12 of the Securities Act of 1933 and/or state law for allegedly false and misleading disclosures in connection with various debt and preferred stock offerings of Lehman Brothers Holdings, Inc. ("Lehman Brothers") and sought unspecified damages. All cases were transferred for coordination to the multi-district litigation captioned In re Lehman Brothers Equity/Debt Securities Litigation pending in the U.S. District Court for the Southern District of New York. Defendants filed a motion to dismiss all claims asserted in the class action. On July 27, 2011, the District Court granted in part and denied in part the motion to dismiss the claims against STRH and the other underwriter defendants in the class action. A settlement with the class plaintiffs was approved by the Court and the class settlement approval process was completed. A number of individual lawsuits and smaller putative class actions remained following the class settlement. STRH settled two such individual actions. The other individual lawsuits were dismissed. In two of such dismissed individual actions, the plaintiffs were unable to appeal the dismissals of their claims until their claims against a third party were resolved. In one of these individual actions, the plaintiffs have filed a notice of appeal to the Second Circuit Court of Appeals. Oral argument in that appeal is expected to occur in 2016. In the other individual action, no appeal has been filed.

Bickerstaff v. SunTrust Bank
This case was filed in the Fulton County State Court on July 12, 2010, and an amended complaint was filed on August 9, 2010. Plaintiff asserts that all overdraft fees charged to his account which related to debit card and ATM transactions are actually interest charges and therefore subject to the usury laws of Georgia. Plaintiff has brought claims for violations of civil and criminal usury laws, conversion, and money had and received, and purports to bring the action on behalf of all Georgia citizens who incurred such overdraft fees within the four years before the complaint was filed where the overdraft fee resulted in an interest rate being charged in excess of the usury rate. The Bank filed a motion to compel arbitration and on March 16, 2012, the Court entered an order holding that the Bank's arbitration provision is enforceable but that the named plaintiff in the case had opted out of that provision pursuant to its terms. The Court explicitly stated that it was not ruling at that time on the question of whether the named plaintiff could have opted out for the putative class members. The Bank filed an appeal of this decision, but this appeal was dismissed based on a finding that the appeal was prematurely granted. On April 8, 2013, the plaintiff filed a motion for class certification and that motion was denied on February 19, 2014. Plaintiff appealed the denial of class certification and on September 8, 2015, the Georgia Supreme Court agreed to hear the appeal.

Notes to Consolidated Financial Statements, continued

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
On April 14, 2011, the U.S. Court of Appeals for the Eleventh Circuit (“the Circuit Court”) granted defendants and plaintiffs permission to pursue interlocutory review in separate appeals. The Circuit Court subsequently stayed these appeals pending decision of a separate appeal involving The Home Depot in which substantially similar issues are presented. On May 8, 2012, the Circuit Court decided this appeal in favor of The Home Depot. On March 5, 2013, the Circuit Court issued an order remanding the case to the District Court for further proceedings in light of its decision in The Home Depot case. On September 26, 2013, the District Court granted the defendants' motion to dismiss plaintiffs' claims. Plaintiffs filed an appeal of this decision in the Circuit Court. Subsequent to the filing of this appeal, the U.S. Supreme Court decided Fifth Third Bancorp v. Dudenhoeffer, which held that employee stock ownership plan fiduciaries receive no presumption of prudence with respect to employer stock plans. The Circuit Court remanded the case back to the District Court for further proceedings in light of Dudenhoeffer. On June 18, 2015, the Court entered an order granting in part and denying in part the Company’s motion to dismiss. The discovery process has begun.

Mutual Funds Class Actions
On March 11, 2011, the Company and certain officers, directors, and employees of the Company were named in a putative class action alleging that they breached their fiduciary duties under ERISA by offering certain STI Classic Mutual Funds as investment options in the Plan. The plaintiffs purport to represent all current and former Plan participants who held the STI Classic Mutual Funds in their Plan accounts from April 2002 through December 2010 and seek to recover alleged losses these Plan participants supposedly incurred as a result of their investment in the STI Classic Mutual Funds. This action is pending in the U.S. District Court for the Northern District of Georgia, Atlanta Division (the “District Court”). On June 6, 2011, plaintiffs filed an amended complaint, and, on June 20, 2011, defendants filed a motion to dismiss the amended complaint. On March 12, 2012, the Court granted in part and denied in part the motion to dismiss. The Company filed a subsequent motion to dismiss the remainder of the case on the ground that the Court lacked subject matter jurisdiction over the remaining claims. On October 30, 2012, the Court dismissed all claims in this action. Immediately thereafter, plaintiffs' counsel initiated a substantially similar lawsuit against the Company naming two new plaintiffs and also filed an appeal of the dismissal with the U.S. Court of Appeals for the Eleventh Circuit. The Company filed a motion to dismiss in the new action and this motion was granted. On February 26, 2014, the U.S. Court of Appeals for the Eleventh Circuit upheld the District Court's dismissal. On March 18, 2014, the plaintiffs' counsel filed a motion for reconsideration with the Eleventh Circuit. On August 26, 2014, plaintiffs in the original action filed a Motion for Consolidation of Appeals requesting that the Court consider this appeal jointly with the appeal in the second action. This motion was granted on October 9, 2014 and plaintiffs filed their consolidated appeal on December 16, 2014.
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
On July 25, 2014, the FRB imposed a $160 million civil money penalty as a result of the FRB’s review of the Company’s residential mortgage loan servicing and foreclosure processing practices that preceded the Consent Order. The Company expects to satisfy the entirety of this assessed penalty by providing consumer relief and certain cash payments as contemplated by the settlement with the U.S. and the States Attorneys' General

Notes to Consolidated Financial Statements, continued

regarding certain mortgage servicing claims, discussed below at “United States Mortgage Servicing Settlement.” SunTrust continues its engagement with the FRB to demonstrate compliance with its commitments under the Consent Order.
United States Mortgage Servicing Settlement
In the second quarter of 2014, STM and the U.S., through the DOJ, HUD, and Attorneys General for several states, reached a final settlement agreement related to the National Mortgage Servicing Settlement. The settlement agreement became effective on September 30, 2014 when the court entered the Consent Judgment. Pursuant to the settlements, STM made $50 million in cash payments and committed to provide $500 million of consumer relief by the fourth quarter of 2017 and to implement certain mortgage servicing standards. While subject to confirmation by the independent Office of Mortgage Settlement Oversight (“OMSO”) appointed to review and certify compliance with the provisions of the settlement, the Company believes it has fulfilled its consumer relief commitments. STM also implemented all of the prescribed servicing standards within the required timeframes. Compliance with the servicing standards continues to be monitored, tested, and reported quarterly by an internal review group and semi-annually by the OMSO. As a result, the Company does not expect to incur additional costs in satisfying its consumer relief obligations or implementation of the servicing standards associated with the settlement.

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

Mortgage Modification Investigation
In the third quarter of 2014, STM resolved claims by the United States Attorney’s Office for the Western District of Virginia and the Office of the Special Inspector General for the Troubled Asset Relief Program relating to STM's administration of HAMP. Pursuant to the settlement, the Company paid $46 million, including $20 million to fund housing counseling for homeowners, $10 million in restitution to Fannie Mae and Freddie Mac, and $16 million to the U.S. Treasury, and transferred its minimum consumer remediation obligation of $179 million (which may increase to a maximum of $274 million) to the required deposit account to be controlled by a third party claims administrator. The Company incurred a $204 million pre-tax charge in the second quarter of 2014 in connection with this matter, which included its estimate of the consumer remediation obligation. STM continues to cooperate with the government and the claims administrator regarding administration of the consumer remediation payment process, which currently is expected to resolve in early 2016. The Company does not currently anticipate it will exceed the $179 million minimum consumer remediation obligation.

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

Notes to Consolidated Financial Statements, continued

NOTE 20 - BUSINESS SEGMENT REPORTING
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

The Wholesale Banking segment includes the following four businesses:

•
CIB delivers comprehensive capital markets solutions, including advisory, capital raising, and financial risk management, with the goal of serving the needs of both public and private companies in the Wholesale Banking segment and PWM business. Investment Banking and Corporate Banking teams within CIB serve clients across the nation, offering a full suite of traditional banking and investment banking products and services to companies with annual revenues typically greater than $150 million. Investment Banking serves select industry segments including consumer and retail, energy, financial services, healthcare, industrials, and technology, media and communications. Corporate Banking serves clients across diversified industry sectors based on size, complexity, and frequency of capital markets issuance. Also managed within CIB is the Equipment Finance Group, which provides lease financing solutions (through SunTrust Equipment Finance & Leasing).

•
Commercial & Business Banking offers an array of traditional banking products, including lending, cash management and investment banking solutions via STRH to commercial clients (generally those with revenues $1 million to $150 million), not-for-profit organizations, and governmental entities, as well as auto dealer financing (floor plan inventory financing). Also managed within Commercial & Business Banking is the Premium Assignment Corporation, which provides corporate insurance premium financing solutions.

•
Commercial Real Estate provides a full range of financial solutions for commercial real estate developers, owners, and investors, including construction, mini-perm, and permanent real estate financing, as well as tailored financing and equity investment solutions via STRH. The Institutional Real Estate team targets relationships with institutional advisors, private funds, and insurance companies and the Regional team focuses on real estate owners and developers through a regional delivery structure. Commercial Real Estate also offers tailored financing and equity investment solutions for community development and affordable housing projects through STCC, with particular expertise in Low Income Housing Tax Credits and New Market Tax Credits.

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
Corporate Other includes management of the Company’s investment securities portfolio, long-term debt, end user derivative instruments, short-term liquidity and funding activities, balance sheet risk management, and most real estate assets. Additionally, it includes Enterprise Information Services, which is the primary information technology and operations group; Corporate Real Estate, Marketing, SunTrust Online, Human Resources, Finance, Corporate Risk Management, Legal and Compliance, Communications, Procurement, and Executive Management. The financial results of RidgeWorth, including the gain on sale, are reflected in the Corporate Other segment for the years ended December 31, 2014 and 2013. Prior to the sale of RidgeWorth in the second quarter of 2014, RidgeWorth's

Notes to Consolidated Financial Statements, continued

financial performance was reported in the Wholesale Banking segment. See Note 2, "Acquisitions/Dispositions," for additional information related to the sale of RidgeWorth.
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

•
Provision/(benefit) for credit losses – Represents net charge-offs by segment combined with an allocation to the segments of the provision/(benefit) attributable to each segment's quarterly change in the ALLL and unfunded commitments reserve balances.

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

Notes to Consolidated Financial Statements, continued

	Year Ended December 31, 2015
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$40,632	$67,853	$25,024	$61	($12)	$133,558
Average consumer and commercial deposits	91,127	50,376	2,679	80	(60)	144,202
Average total assets	46,498	80,951	28,692	29,634	3,117	188,892
Average total liabilities	91,776	55,995	3,048	14,797	(70)	165,546
Average total equity	—	—	—	—	23,346	23,346
Statements of Income:
Net interest income	$2,729	$1,771	$483	$147	($366)	$4,764
FTE adjustment	1	138	—	3	—	142
Net interest income - FTE [1]	2,730	1,909	483	150	(366)	4,906
Provision/(benefit) for credit losses [2]	137	137	(110)	—	1	165
Net interest income after provision/(benefit) for credit losses - FTE	2,593	1,772	593	150	(367)	4,741
Total noninterest income	1,508	1,215	460	99	(14)	3,268
Total noninterest expense	2,902	1,575	682	15	(14)	5,160
Income before provision for income taxes - FTE	1,199	1,412	371	234	(367)	2,849
Provision for income taxes - FTE [3]	445	458	84	66	(147)	906
Net income including income attributable to noncontrolling interest	754	954	287	168	(220)	1,943
Net income attributable to noncontrolling interest	—	—	—	9	1	10
Net income	$754	$954	$287	$159	($221)	$1,933

	Year Ended December 31, 2014
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$41,700	$62,638	$26,494	$48	($6)	$130,874
Average consumer and commercial deposits	86,070	43,566	2,333	91	(48)	132,012
Average total assets	47,380	74,302	30,386	26,966	3,142	182,176
Average total liabilities	86,798	50,310	2,665	20,243	(10)	160,006
Average total equity	—	—	—	—	22,170	22,170
Statements of Income/(Loss):
Net interest income	$2,629	$1,659	$552	$276	($276)	$4,840
FTE adjustment	1	139	—	3	(1)	142
Net interest income - FTE [1]	2,630	1,798	552	279	(277)	4,982
Provision for credit losses [2]	191	71	81	—	(1)	342
Net interest income after provision for credit losses - FTE	2,439	1,727	471	279	(276)	4,640
Total noninterest income	1,527	1,104	473	238	(19)	3,323
Total noninterest expense	2,866	1,552	1,049	92	(16)	5,543
Income/(loss) before provision/(benefit) for income taxes - FTE	1,100	1,279	(105)	425	(279)	2,420
Provision/(benefit) for income taxes - FTE [3]	405	404	(52)	(20)	(102)	635
Net income/(loss) including income attributable to noncontrolling interest	695	875	(53)	445	(177)	1,785
Net income attributable to noncontrolling interest	—	—	—	11	—	11
Net income/(loss)	$695	$875	($53)	$434	($177)	$1,774

Notes to Consolidated Financial Statements, continued

	Year Ended December 31, 2013
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$40,510	$54,142	$27,974	$50	($19)	$122,657
Average consumer and commercial deposits	84,289	39,572	3,206	98	(89)	127,076
Average total assets	45,538	66,095	32,708	26,505	1,651	172,497
Average total liabilities	85,167	46,693	3,845	15,720	(95)	151,330
Average total equity	—	—	—	—	21,167	21,167
Statements of Income/(Loss):
Net interest income	$2,595	$1,547	$539	$316	($144)	$4,853
FTE adjustment	1	124	—	3	(1)	127
Net interest income - FTE [1]	2,596	1,671	539	319	(145)	4,980
Provision/(benefit) for credit losses [2]	261	124	170	(1)	(1)	553
Net interest income after provision/(benefit) for credit losses - FTE	2,335	1,547	369	320	(144)	4,427
Total noninterest income	1,482	1,103	402	237	(10)	3,214
Total noninterest expense	2,783	1,455	1,503	100	(10)	5,831
Income/(loss) before provision/(benefit) for income taxes - FTE	1,034	1,195	(732)	457	(144)	1,810
Provision/(benefit) for income taxes - FTE [3]	381	388	(205)	(68)	(47)	449
Net income/(loss) including income attributable to noncontrolling interest	653	807	(527)	525	(97)	1,361
Net income attributable to noncontrolling interest	—	—	—	17	—	17
Net income/(loss)	$653	$807	($527)	$508	($97)	$1,344
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

Notes to Consolidated Financial Statements, continued

NOTE 21 - ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME
Components of AOCI, net of tax, were calculated as follows:

(Dollars in millions)	Securities AFS	Derivative Instruments	Employee Benefit Plans	Total
Year Ended December 31, 2015
Balance, beginning of period	$298	$97	($517)	($122)
Net unrealized (losses)/gains arising during the period	(150)	154	—	4
Amounts reclassified from AOCI	(13)	(164)	(165)	(342)
Other comprehensive loss, net of tax	(163)	(10)	(165)	(338)
Balance, end of period	$135	$87	($682)	($460)

Year Ended December 31, 2014
Balance, beginning of period	($77)	$279	($491)	($289)
Net unrealized gains arising during the period	366	62	—	428
Amounts reclassified from AOCI	9	(244)	(26)	(261)
Other comprehensive income/(loss), net of tax	375	(182)	(26)	167
Balance, end of period	$298	$97	($517)	($122)

Year Ended December 31, 2013
Balance, beginning of period	$520	$532	($743)	$309
Net unrealized (losses)/gains arising during the period	(596)	10	—	(586)
Amounts reclassified from AOCI	(1)	(263)	252	(12)
Other comprehensive (loss)/income, net of tax	(597)	(253)	252	(598)
Balance, end of period	($77)	$279	($491)	($289)

Reclassifications from AOCI, and the related tax effects, were as follows:

(Dollars in millions)	Year Ended December 31			Affected Line Item in the Statement Where Net Income is Presented
Details About AOCI Components	2015	2014	2013
Securities AFS:
Realized (gains)/losses on securities AFS	($21)	$15	($2)	Net securities gains/(losses)
Tax effect	8	(6)	1	Provision for income taxes
	(13)	9	(1)

Derivative Instruments:
Realized gains on cash flow hedges	(261)	(387)	(417)	Interest and fees on loans
Tax effect	97	143	154	Provision for income taxes
	(164)	(244)	(263)

Employee Benefit Plans:
Amortization of prior service credit	(6)	(6)	—	Employee benefits
Amortization of actuarial loss	21	16	26	Employee benefits
Adjustment to funded status of employee benefit obligation	(283)	(51)	373	Other assets/other liabilities
	(268)	(41)	399
Tax effect	103	15	(147)	Provision for income taxes
	(165)	(26)	252

Total reclassifications from AOCI	($342)	($261)	($12)

Notes to Consolidated Financial Statements, continued

NOTE 22 - PARENT COMPANY FINANCIAL INFORMATION

Statements of Income - Parent Company Only

	Year Ended December 31
(Dollars in millions)	2015	2014	2013
Income
Dividends [1]	$1,159	$1,057	$1,200
Interest from loans to subsidiaries	8	7	10
Trading (losses)/gains	(1)	10	16
Gain on sale of subsidiary	—	105	—
Other income	15	13	7
Total income	1,181	1,192	1,233
Expense
Interest on short-term borrowings	1	7	12
Interest on long-term debt	128	122	96
Employee compensation and benefits [2]	69	42	24
Service fees to subsidiaries	6	10	3
Other expense	21	11	(113)	[3]
Total expense	225	192	22
Income before income tax benefit and equity in undistributed income of subsidiaries	956	1,000	1,211
Income tax benefit	61	2	8
Income before equity in undistributed income of subsidiaries	1,017	1,002	1,219
Equity in undistributed income of subsidiaries	916	772	125
Net income	$1,933	$1,774	$1,344
Preferred dividends	($64)	($42)	($37)
Dividends and undistributed earnings allocated to unvested shares	(6)	(10)	(10)
Net income available to common shareholders	$1,863	$1,722	$1,297
1 Substantially all dividend income is from subsidiaries.
2 Includes incentive compensation allocations between the Parent Company and subsidiaries.
3 Includes the transfer to STM of certain mortgage-related legal expenses recorded at the Parent Company in prior years.

Notes to Consolidated Financial Statements, continued

Balance Sheets - Parent Company Only

	December 31
(Dollars in millions)	2015	2014
Assets
Cash held at SunTrust Bank	$478	$192
Interest-bearing deposits held at SunTrust Bank	2,115	2,410
Interest-bearing deposits held at other banks	22	21
Cash and cash equivalents	2,615	2,623
Trading assets and derivative instruments	8	26
Securities available for sale	198	251
Loans to subsidiaries	1,627	2,669
Investment in capital stock of subsidiaries stated on the basis of the Company’s equity in subsidiaries’ capital accounts:
Banking subsidiaries	23,324	22,783
Nonbanking subsidiaries	1,291	1,222
Goodwill	211	211
Other assets	382	298
Total assets	$29,656	$30,083

Liabilities
Short-term borrowings:
Subsidiaries	$178	$243
Non-affiliated companies	582	1,280
Long-term debt with non-affiliated companies	4,772	4,815
Other liabilities	795	848
Total liabilities	6,327	7,186
Shareholders’ Equity
Preferred stock	1,225	1,225
Common stock	550	550
Additional paid-in capital	9,094	9,089
Retained earnings	14,686	13,295
Treasury stock, at cost, and other [1]	(1,766)	(1,140)
Accumulated other comprehensive loss, net of tax	(460)	(122)
Total shareholders’ equity	23,329	22,897
Total liabilities and shareholders’ equity	$29,656	$30,083
1 At December 31, 2015, includes ($1,764) million for treasury stock and ($2) million for compensation element of restricted stock.
At December 31, 2014, includes ($1,119) million for treasury stock and ($21) million for compensation element of restricted stock.

Notes to Consolidated Financial Statements, continued

Statements of Cash Flows - Parent Company Only

	Year Ended December 31
(Dollars in millions)	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$1,933	$1,774	$1,344
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of subsidiary	—	(105)	—
Equity in undistributed income of subsidiaries	(916)	(772)	(125)
Depreciation, amortization, and accretion	6	5	5
Deferred income tax (benefit)/expense	(4)	35	74
Excess tax benefits from stock-based compensation	(20)	(6)	(4)
Stock-based compensation	11	21	34
Net securities losses/(gains)	—	2	(2)
Net (increase)/decrease in other assets	(72)	207	51
Net (decrease)/increase in other liabilities	(64)	13	(335)
Net cash provided by operating activities	874	1,174	1,042

Cash Flows from Investing Activities:
Proceeds from maturities, calls, and paydowns of securities available for sale	66	71	55
Proceeds from sales of securities available for sale	—	21	57
Purchases of securities available for sale	(15)	(26)	(25)
Proceeds from sales of auction rate securities	—	59	8
Net decrease/(increase) in loans to subsidiaries	1,042	(1,518)	1,422
Proceeds from sale of subsidiary	—	193	—
Net capital contributions to subsidiaries	—	(32)	—
Other, net	(2)	(10)	—
Net cash provided by/(used in) investing activities	1,091	(1,242)	1,517

Cash Flows from Financing Activities:
Net decrease in short-term borrowings	(763)	(686)	(827)
Proceeds from long-term debt	—	723	888
Repayment of long-term debt	(29)	(5)	(9)
Proceeds from the issuance of preferred stock	—	496	—
Repurchase of common stock	(679)	(458)	(150)
Common and preferred dividends paid	(539)	(409)	(225)
Incentive compensation related activity	37	16	17
Net cash used in financing activities	(1,973)	(323)	(306)
Net (decrease)/increase in cash and cash equivalents	(8)	(391)	2,253
Cash and cash equivalents at beginning of period	2,623	3,014	761
Cash and cash equivalents at end of period	$2,615	$2,623	$3,014

Supplemental Disclosures:
Income taxes paid to subsidiaries	($499)	($219)	($195)
Income taxes received by Parent Company	481	171	55
Net income taxes paid by Parent Company	($18)	($48)	($140)
Interest paid	$130	$131	$112

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) at December 31, 2015. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at December 31, 2015.

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
Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting at December 31, 2015. In making its assessment of internal control over financial reporting, management utilized the framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on that assessment, management concluded that, at December 31, 2015, the Company’s internal control over financial reporting is effective.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements at, and for, the year ended December 31, 2015, has issued a report on the effectiveness of the Company’s internal control over financial reporting at December 31, 2015. The report of Ernst & Young LLP is included under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information at the captions “Nominees for Directorship,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Director Independence,” “Shareholder Recommendations and Nominations for Election to the Board,” and “Board Committees and Attendance” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 26, 2016 and to be filed with the Commission is incorporated by reference into this Item 10.

Item 11.	EXECUTIVE COMPENSATION
The information at the captions “Compensation Policies that Affect Risk Management,” “Executive Compensation” (“Compensation Discussion and Analysis,” “Compensation Committee Report,” “2015 Summary Compensation Table,” “2015 Grants of Plan-Based Awards,” “Option Exercises and Stock Vested in 2015,” “Outstanding Equity Awards at December 31, 2015,” “2015 Pension Benefits Table,” “2015 Nonqualified Deferred Compensation Table,” and “2015 Potential Payments Upon Termination or Change in Control”), “2015 Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 26, 2016 and to be filed with the Commission is incorporated by reference into this Item 11.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information at the captions “Equity Compensation Plans,” and “Stock Ownership of Directors, Management, and Principal Shareholders” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 26, 2016 and to be filed with the Commission is incorporated by reference into this Item 12.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information at the captions “Policies and Procedures for Approval of Related Party Transactions,” “Transactions with Related Persons, Promoters, and Certain Control Persons,” and “Corporate Governance and Director Independence” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 26, 2016 and to be filed with the Commission is incorporated by reference into this Item 13.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information at the captions “Audit Fees and Related Matters,” “Audit and Non-Audit Fees,” and “Audit Committee Policy for Pre-approval of Independent Auditor Services” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 26, 2016 and to be filed with the Commission is incorporated by reference into this Item 14.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements of SunTrust Banks, Inc. included in this report:
Consolidated Statements of Income for the years ended December 31, 2015, 2014, and 2013;
Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013;
Consolidated Balance Sheets at December 31, 2015 and 2014;
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014, and 2013; and
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013.

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
*

3.2	Bylaws of the Registrant, as amended and restated on August 11, 2015, incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q filed August 13, 2015.	*

4.1	Indenture between Registrant and The First National Bank of Chicago, as Trustee, incorporated by reference to Exhibit 4(b) to Registration Statement No. 33-62162.	*

4.2	Indenture between Registrant and PNC, N.A., as Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-62162.	*

4.3
Indenture between National Commerce Financial Corporation and The Bank of New York, as Trustee, dated as of March 27, 1997, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of National Commerce Bancorporation (File No. 333-29251).
*

4.4
Form of Indenture between Registrant and The First National Bank of Chicago, as Trustee, to be used in connection with the issuance of Subordinated Debt Securities, incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-25381 filed May 6, 1997.
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

4.7
Form of First Supplemental Indenture (to Indenture dated as of October 25, 2006) between SunTrust Banks, Inc. and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form 8-A filed on October 24, 2006.
*

Exhibit	Description
4.8
Form of Second Supplemental Indenture (to Indenture dated as of October 25, 2006) between SunTrust Banks, Inc. and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form 8-A filed on December 5, 2006.
*

4.9
Senior Indenture dated as of September 10, 2007 by and between SunTrust Banks, Inc. and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on September 10, 2007.
*

4.10
Form of Third Supplemental Indenture to the Junior Subordinated Notes Indenture between SunTrust Banks, Inc. and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form 8-A filed on March 3, 2008.
*

4.11
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
*

4.13	Form of Series A Preferred Stock Certificate, incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed September 12, 2006.	*

4.14
Form of Stock Certificate Representing the 5.853% Fixed-to-Floating Rate Normal Preferred Purchase Securities of SunTrust Preferred Capital I, incorporated by reference to Exhibit 4.7 to Registrant's Current Report on Form 8-A filed October 24, 2006.
*

4.15	Form of Series E Preferred Stock Certificate, incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed December 20, 2012.	*

4.16	Form of Series F Preferred Stock Certificate, incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed November 7, 2014.	*

10.1	SunTrust Banks, Inc. Annual Incentive Plan, amended and restated as of January 1, 2014, incorporated by reference to Appendix B to the Registrant’s Proxy Statement filed March 10, 2014.	*

Exhibit	Description
10.2
SunTrust Banks, Inc. 2009 Stock Plan, as amended and restated as of August 11, 2015, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 13, 2015, together with (i) Form of Nonqualified Stock Option Agreement; (ii) Form of Performance-Vested Stock Option Agreement; (iii) Form of Pro-Rata Nonqualified Stock Option Award Agreement; (iv) Form of Restricted Stock Agreement (3-year cliff vesting); (v) Form of Restricted Stock Agreement (3-year ratable vesting); (vi) Form of Performance Stock Agreement; (vii) Form of CCP Long Term Restricted Stock Award Agreement; (viii) Form of Performance Stock Unit Agreement; (ix) Form of TSR Performance-Vested Restricted Stock Unit Award Agreement; (x) Form of Tier 1 Capital Performance-Vested Restricted Stock Unit Award Agreement; (xi) Form of (2010) Salary Share Stock Unit Award Agreement; (xii) Form of (2011) SunTrust Banks, Inc. Salary Share Stock Unit Agreement; (xiii) Form of Non-Employee Director Restricted Stock Award Agreement; (xiv) Form of Non-Employee Director Restricted Stock Unit Award Agreement; (xv) Form of Co-investment Restricted Stock Unit Award Agreement with clawback under the SunTrust Banks, Inc. 2009 Stock Plan; (xvi) Form of Performance Vested (ROA) Restricted Stock Unit Award Agreement with clawback under the SunTrust Banks, Inc. 2009 Stock Plan; (xvii) Form of Performance Vested (TSR) Restricted Stock Unit Award Agreement with clawback under the SunTrust Banks, Inc. 2009 Stock Plan; (xviii) Form of Nonqualified Stock Option Award Agreement with clawback under the SunTrust Banks, Inc. 2009 Stock Plan; (xix) Form of Time Vested Restricted Stock Award Agreement with clawback under the SunTrust Banks, Inc. 2009 Stock Plan; (xx) Form of 2012 Non-Qualified Stock Option Award Agreement (2-year cliff vested) under the SunTrust Banks, Inc. 2009 Stock Plan; (xxi) Form of Restricted Stock Unit Award Agreement, 2013 RORWA; (xxii) Form of Restricted Stock Unit Award Agreement, 2013 TSR; (xxiii) Form of Restricted Stock Unit Agreement, 2014 TSR/Return on Tangible Common Equity (corrected); (xxiv) Form of Time-Vested Restricted Stock Unit Agreement, 2014 Type I; (xxv) Form of Time-Vested Restricted Stock Unit Agreement, 2014 Type II; (xxvi) Form of Restricted Stock Unit Agreement, 2015 TSR/Return on Tangible Common Equity; (xxvii) Form of Restricted Stock Unit Agreement, 2014 Return on Tangible Common Equity (corrected); (xxviii)Form of Restricted Stock Unit Agreement, 2015 Return on Tangible Common Equity; and (xxix) Form of Restricted Stock Unit Agreement, 2015 Type I, three-year cliff, incorporated by reference to (i) Exhibit 10.1.1 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (ii) Exhibit 10.1.2 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (iii) Exhibit 10.3 of the Company's Current Report on Form 8-K filed April 4, 2011; (iv) Exhibit 10.1.4 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (v) Exhibit 10.1.3 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (vi) Exhibit 10.1.6 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (vii) Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed November 5, 2010; (viii) Exhibit 10.1.7 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (ix) Exhibit 10.1 of the Company's Current Report on Form 8-K/A filed April 27, 2011; (x) Exhibit 10.2 of the Company's Current Report on Form 8-K filed April 4, 2011; (xi) Exhibit 10.2 of the Company's Current Report on Form 8-K/A filed January 13, 2010; (xii) Exhibit 10.5 of the Company's Current Report on Form 8-K filed January 6, 2011; (xiii) Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 27, 2011; (xiv) Exhibit 10.2 of the Company's Current Report on Form 8-K filed April 27, 2011; (xv) to (xix) Exhibits 10.26 to 10.30 to the Company's Annual Report on Form 10-K filed February 24, 2012; (xx) Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 1, 2012; (xxi) Exhibit 10.23 of the Company's Annual Report on Form 10-K filed February 27, 2013; (xxii) Exhibit 10.24 of the Company's Annual Report on Form 10-K filed February 27, 2013; (xxiii) Exhibit 10.17 of this Annual Report; (xxiv) Exhibit 10.18 of the Company's Annual Report on Form 10-K filed February 24, 2014; (xxv) Exhibit 10.19 of the Company's Annual Report on Form 10-K filed February 24, 2014; and (xxvi) Exhibit 10.18 of this Annual Report; (xxvii) Exhibit 10.17 to Annual Report on Form 10-K filed February 24, 2015; (xxviii) Exhibit 10.18 to Annual Report on Form 10-K filed February 24, 2015; and (xxix) Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2015.

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
*

10.5	GB&T Bancshares, Inc. Stock Option Plan of 1997, incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K of GB&T Bancshares Inc. filed March 31, 2003 (File No. 005-82430).	*

10.6
GB&T Bancshares, Inc. 2007 Omnibus Long-Term Incentive Plan, incorporated by reference to Appendix A to the definitive proxy statement of GB&T Bancshares Inc. filed April 18, 2007 (File No. 005-82430).
*

Exhibit	Description

10.7	Form of Restricted Stock Unit Agreement, 2016 Return on Tangible Common Equity.	**

10.8	Form of Restricted Stock Unit Agreement, 2016 Retention I, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 12, 2016.	*

10.9	Form of Restricted Stock Unit Agreement, 2016 Retention II, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 12, 2016.	*

10.10
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
*

10.14	Executive Severance Plan, amended and restated July 24, 2014, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed August 6, 2014.	*

10.15	SunTrust Banks, Inc. Deferred Compensation Plan, amended and restated effective as of January 1, 2015, incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed February 24, 2015.	*

10.16
SunTrust Banks, Inc. 401(k) Plan, amended and restated effective as of January 1, 2012 (including amendments through December 31, 2012), incorporated by reference to Exhibits 10.1, 10.1.1, 10.1.2, 10.1.3, and 10.1.4 to the Registrant's Current Report on Form 8-K filed December 27, 2012.
*

10.17
SunTrust Banks, Inc. 401(k) Plan Trust Agreement, amended and restated as of July 1, 2011, incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed February 24, 2012.
*

10.18
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

10.19
Consent Judgment between SunTrust Mortgage, Inc. (“SunTrust Mortgage”) on the one hand and the United States Department of Justice, the United States Department of Housing and Urban Development, certain other federal agencies, and the Attorneys General for forty-nine states and the District of Columbia dated as of June 17, 2014.

*

10.20
Restitution and Remediation Agreement dated as of July 3, 2014 between SunTrust Mortgage, Inc. and the United States of America, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 3, 2014.
*

10.21
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
*

Exhibit	Description
12.1	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.	**

21.1	Registrant's Subsidiaries.	**

23.1	Consent of Independent Registered Public Accounting Firm.	**

31.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

31.2	Certification of Corporate Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Corporate Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

99.1	Recoupment Policy.	**

101.1	Interactive Data File.	**

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February 2016.

SUNTRUST BANKS, INC.
(Registrant)

By: /s/ William H. Rogers, Jr.
William H. Rogers, Jr.,
Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Raymond D. Fortin and Aleem Gillani and each of them acting individually, as his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Date	Title

Principal Executive Officer:
/s/ William H. Rogers, Jr.	February 23, 2016	Chairman of the Board (Director) and
William H. Rogers, Jr.	Date	Chief Executive Officer

Principal Financial Officer:
/s/ Aleem Gillani	February 23, 2016	Corporate Executive Vice President and
Aleem Gillani	Date	Chief Financial Officer

Principal Accounting Officer:
/s/ Thomas E. Panther	February 23, 2016	Senior Vice President, Director of Corporate
Thomas E. Panther	Date	Finance & Controller

Directors:
/s/ Robert M. Beall, II	February 9, 2016	Director
Robert M. Beall, II	Date

/s/ Dallas S. Clement	February 9, 2016	Director
Dallas S. Clement	Date

/s/ Paul R. Garcia	February 9, 2016	Director
Paul R. Garcia	Date

/s/ David H. Hughes	February 9, 2016	Director
David H. Hughes	Date

________________	______________	Director
M. Douglas Ivester	Date

/s/ Kyle Prechtl Legg	February 9, 2016	Director
Kyle Prechtl Legg	Date

/s/ William A. Linnenbringer	February 9, 2016	Director
William A. Linnenbringer	Date

/s/ Donna S. Morea	February 9, 2016	Director
Donna S. Morea	Date

/s/ David M. Ratcliffe	February 9, 2016	Director
David M. Ratcliffe	Date

/s/ Frank P. Scruggs, Jr.	February 9, 2016	Director
Frank P. Scruggs, Jr.	Date

/s/ Bruce L. Tanner	February 9, 2016	Director
Bruce L. Tanner	Date

/s/ Thomas R. Watjen	February 9, 2016	Director
Thomas R. Watjen	Date

/s/ Dr. Phail Wynn, Jr.	February 9, 2016	Director
Dr. Phail Wynn, Jr.	Date