Form 10-Q
period 2016-03-31
SUNTRUST BANKS INC
filed 2016-05-04
CIK 750556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

At April 29, 2016, 501,127,617 shares of the registrant’s common stock, $1.00 par value, were outstanding.

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
STCC — SunTrust Community Capital, LLC.
STIS — SunTrust Investment Services, Inc.
STM — SunTrust Mortgage, Inc.
STRH — SunTrust Robinson Humphrey, Inc.
SunTrust — SunTrust Banks, Inc.
TDR — Troubled debt restructuring.
TRS — Total return swaps.
U.S. — United States.

i

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
Visa Counterparty — A financial institution that purchased the Company's Visa Class B shares.

ii

PART I - FINANCIAL INFORMATION
The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)
SunTrust Banks, Inc.
Consolidated Statements of Income

	Three Months Ended March 31
(Dollars in millions and shares in thousands, except per share data) (Unaudited)	2016	2015
Interest Income
Interest and fees on loans	$1,203	$1,091
Interest and fees on loans held for sale	19	22
Interest and dividends on securities available for sale	163	140
Trading account interest and other	26	19
Total interest income	1,411	1,272
Interest Expense
Interest on deposits	59	56
Interest on long-term debt	59	68
Interest on other borrowings	11	8
Total interest expense	129	132
Net interest income	1,282	1,140
Provision for credit losses	101	55
Net interest income after provision for credit losses	1,181	1,085
Noninterest Income
Service charges on deposit accounts	153	151
Other charges and fees	93	89
Card fees	78	80
Investment banking income	98	97
Trading income	55	55
Trust and investment management income	75	84
Retail investment services	69	72
Mortgage servicing related income	62	43
Mortgage production related income	60	83
Net securities gains/(losses)	—	—
Other noninterest income	38	63
Total noninterest income	781	817
Noninterest Expense
Employee compensation	639	633
Employee benefits	135	138
Outside processing and software	198	189
Net occupancy expense	85	84
Marketing and customer development	44	27
Equipment expense	40	40
Regulatory assessments	36	37
Operating losses	24	14
Amortization	10	7
Other noninterest expense	107	111
Total noninterest expense	1,318	1,280
Income before provision for income taxes	644	622
Provision for income taxes	195	191
Net income including income attributable to noncontrolling interest	449	431
Net income attributable to noncontrolling interest	2	2
Net income	$447	$429
Net income available to common shareholders	$430	$411

Net income per average common share:
Diluted	$0.84	$0.78
Basic	0.85	0.79
Dividends declared per common share	0.24	0.20
Average common shares - diluted	509,931	526,837
Average common shares - basic	505,482	521,020

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended March 31
(Dollars in millions) (Unaudited)	2016	2015
Net income	$447	$429
Components of other comprehensive income:
Change in net unrealized gains on securities available for sale, net of tax of $165 and $53, respectively	279	86
Change in net unrealized gains on derivative instruments, net of tax of $89 and $27, respectively	150	44
Change in credit risk adjustment, net of tax of ($1) and $0, respectively [1]	(2)	—
Change related to employee benefit plans, net of tax of $35 and ($43), respectively	59	(73)
Total other comprehensive income, net of tax	486	57
Total comprehensive income	$933	$486
1 Related to the Company's early adoption of the ASU 2016-01 provision related to changes in instrument-specific credit risk, for the three months ended March 31, 2016. See Note 1, "Significant Accounting Policies," and Note 17, "Accumulated Other Comprehensive Income/(Loss)," for additional information.

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in millions and shares in thousands, except per share data)	2016	2015
Assets	(Unaudited)
Cash and due from banks	$3,074	$4,299
Federal funds sold and securities borrowed or purchased under agreements to resell	1,229	1,277
Interest-bearing deposits in other banks	24	23
Cash and cash equivalents	4,327	5,599
Trading assets and derivative instruments [1]	7,050	6,119
Securities available for sale	28,188	27,825
Loans held for sale ($1,593 and $1,494 at fair value at March 31, 2016 and December 31, 2015, respectively)	1,911	1,838
Loans [2] ($255 and $257 at fair value at March 31, 2016 and December 31, 2015, respectively)	139,746	136,442
Allowance for loan and lease losses	(1,770)	(1,752)
Net loans	137,976	134,690
Premises and equipment, net	1,481	1,502
Goodwill	6,337	6,337
Other intangible assets (MSRs at fair value: $1,182 and $1,307 at March 31, 2016 and December 31, 2015, respectively)	1,198	1,325
Other assets	5,690	5,582
Total assets	$194,158	$190,817

Liabilities
Noninterest-bearing deposits	$42,256	$42,272
Interest-bearing deposits	109,905	107,558
Total deposits	152,161	149,830
Funds purchased	1,497	1,949
Securities sold under agreements to repurchase	1,774	1,654
Other short-term borrowings	1,673	1,024
Long-term debt [3] ($975 and $973 at fair value at March 31, 2016 and December 31, 2015, respectively)	8,514	8,462
Trading liabilities and derivative instruments	1,536	1,263
Other liabilities	2,950	3,198
Total liabilities	170,105	167,380
Shareholders’ Equity
Preferred stock, no par value	1,225	1,225
Common stock, $1.00 par value	550	550
Additional paid-in capital	9,017	9,094
Retained earnings	14,999	14,686
Treasury stock, at cost, and other [4]	(1,759)	(1,658)
Accumulated other comprehensive income/(loss), net of tax	21	(460)
Total shareholders’ equity	24,053	23,437
Total liabilities and shareholders’ equity	$194,158	$190,817

Common shares outstanding [5]	505,443	508,712
Common shares authorized	750,000	750,000
Preferred shares outstanding	12	12
Preferred shares authorized	50,000	50,000
Treasury shares of common stock	44,478	41,209

[1] Includes trading securities pledged as collateral where counterparties have the right to sell or repledge the collateral	$1,484	$1,377
[2] Includes loans of consolidated VIEs	237	246
[3] Includes debt of consolidated VIEs	250	259
[4] Includes noncontrolling interest	101	108
[5] Includes restricted shares	80	1,334

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Shareholders’ Equity

(Dollars and shares in millions, except per share data) (Unaudited)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock and Other [1]	Accumulated Other Comprehensive Income/(Loss)	Total
Balance, January 1, 2015	$1,225	525	$550	$9,089	$13,295	($1,032)	($122)	$23,005
Net income	—	—	—	—	429	—	—	429
Other comprehensive income	—	—	—	—	—	—	57	57
Change in noncontrolling interest	—	—	—	—	—	(2)	—	(2)
Common stock dividends, $0.20 per share	—	—	—	—	(105)	—	—	(105)
Preferred stock dividends [2]	—	—	—	—	(17)	—	—	(17)
Repurchase of common stock	—	(3)	—	—	—	(115)	—	(115)
Exercise of stock options and stock compensation expense	—	—	—	(10)	—	11	—	1
Restricted stock activity	—	—	—	(5)	(2)	7	—	—
Amortization of restricted stock compensation	—	—	—	—	—	6	—	6
Issuance of stock for employee benefit plans and other	—	—	—	—	—	1	—	1
Balance, March 31, 2015	$1,225	522	$550	$9,074	$13,600	($1,124)	($65)	$23,260

Balance, January 1, 2016	$1,225	509	$550	$9,094	$14,686	($1,658)	($460)	$23,437
Cumulative effect of credit risk adjustment [3]	—	—	—	—	5	—	(5)	—
Net income	—	—	—	—	447	—	—	447
Other comprehensive income	—	—	—	—	—	—	486	486
Change in noncontrolling interest	—	—	—	—	—	(7)	—	(7)
Common stock dividends, $0.24 per share	—	—	—	—	(121)	—	—	(121)
Preferred stock dividends [2]	—	—	—	—	(17)	—	—	(17)
Repurchase of common stock	—	(4)	—	—	—	(151)	—	(151)
Repurchase of common stock warrants	—	—	—	(24)	—	—	—	(24)
Exercise of stock options and stock compensation expense	—	—	—	(3)	—	2	—	(1)
Restricted stock activity	—	—	—	(50)	(1)	53	—	2
Amortization of restricted stock compensation	—	—	—	—	—	2	—	2
Balance, March 31, 2016	$1,225	505	$550	$9,017	$14,999	($1,759)	$21	$24,053
1 At March 31, 2016, includes ($1,859) million for treasury stock, ($1) million for the compensation element of restricted stock, and $101 million for noncontrolling interest.
At March 31, 2015, includes ($1,215) million for treasury stock, ($15) million for the compensation element of restricted stock, and $106 million for noncontrolling interest.
2 For the three months ended March 31, 2016, dividends were $1,011 per share for both Perpetual Preferred Stock Series A and B, $1,469 per share for Perpetual Preferred Stock Series E, and $1,406 per share for Perpetual Preferred Stock Series F.
For the three months ended March 31, 2015, dividends were $1,000 per share for both Perpetual Preferred Stock Series A and B, $1,469 per share for Perpetual Preferred Stock Series E, and $1,406 per share for Perpetual Preferred Stock Series F.
3 Related to the Company's early adoption of the ASU 2016-01 provision related to changes in instrument-specific credit risk, for the three months ended March 31, 2016. See Note 1, "Significant Accounting Policies," and Note 17, "Accumulated Other Comprehensive Income/(Loss)," for additional information.

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc. Consolidated Statements of Cash Flows

	Three Months Ended March 31
(Dollars in millions) (Unaudited)	2016	2015
Cash Flows from Operating Activities
Net income including income attributable to noncontrolling interest	$449	$431
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation, amortization, and accretion	171	201
Origination of mortgage servicing rights	(46)	(46)
Provisions for credit losses and foreclosed property	103	58
Stock-based compensation	25	19
Excess tax benefits from stock-based compensation	(8)	(16)
Net gain on sale of loans held for sale, loans, and other assets	(84)	(102)
Net increase in loans held for sale	(4)	(108)
Net increase in trading assets	(689)	(322)
Net decrease/(increase) in other assets	138	(340)
Net (decrease)/increase in other liabilities	(306)	15
Net cash used in operating activities	(251)	(210)

Cash Flows from Investing Activities
Proceeds from maturities, calls, and paydowns of securities available for sale	1,057	1,421
Proceeds from sales of securities available for sale	—	10
Purchases of securities available for sale	(1,008)	(1,344)
Net (increase)/decrease in loans, including purchases of loans	(3,438)	212
Proceeds from sales of loans	18	411
Purchases of mortgage servicing rights	(75)	(64)
Capital expenditures	(24)	(33)
Payments related to acquisitions, including contingent consideration	(23)	(10)
Proceeds from the sale of other real estate owned and other assets	34	86
Net cash (used in)/provided by investing activities	(3,459)	689

Cash Flows from Financing Activities
Net increase in total deposits	2,331	3,856
Net increase/(decrease) in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	317	(4,604)
Proceeds from long-term debt	1,105	—
Repayments of long-term debt	(1,019)	(14)
Repurchase of common stock	(151)	(115)
Repurchase of common stock warrants	(24)	—
Common and preferred dividends paid	(130)	(115)
Incentive compensation related activity	9	22
Net cash provided by/(used in) financing activities	2,438	(970)
Net decrease in cash and cash equivalents	(1,272)	(491)
Cash and cash equivalents at beginning of period	5,599	8,229
Cash and cash equivalents at end of period	$4,327	$7,738

Supplemental Disclosures:
Loans transferred from loans held for sale to loans	$5	$11
Loans transferred from loans to loans held for sale	55	512
Loans transferred from loans and loans held for sale to other real estate owned	16	14
Non-cash impact of debt assumed by purchaser in lease sale	26	21

See accompanying Notes to Consolidated Financial Statements (unaudited).

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The unaudited Consolidated Financial Statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete, consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes; actual results could vary from those estimates. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
The Company evaluated events that occurred subsequent to March 31, 2016, and there were no material events that would require recognition in the Company's first quarter of 2016 Consolidated Financial Statements or disclosure in the accompanying Notes.
These interim Consolidated Financial Statements should be read in conjunction with the Company’s 2015 Annual Report on Form 10-K. There have been no significant changes to the Company’s accounting policies as disclosed in the 2015 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements
The following table provides a brief description of accounting standards that have been issued that could have a material effect on the Company's financial statements:

Standard	Description	Required Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standards Adopted (or partially adopted) in 2016
ASU 2015-02, Amendments to the Consolidation Analysis
The ASU rescinds the indefinite deferral of previous amendments to ASC Topic 810 for certain entities and amends components of the consolidation analysis under ASC Topic 810, including evaluating limited partnerships and similar legal entities, evaluating fees paid to a decision maker or service provider as a variable interest, the effects of fee arrangements and/or related parties on the primary beneficiary determination and investment fund specific matters. The ASU may be adopted either retrospectively or on a modified retrospective basis.
January 1, 2016
The Company adopted this ASU on a modified retrospective basis beginning January 1, 2016. The adoption of this standard had no impact to the Consolidated Financial Statements and related disclosures during the first quarter of 2016.

ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities
The ASU amends ASC Topic 825, Financial Instruments - Overall, and addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The main provisions require investments in equity securities to be measured at fair value through net income, unless they qualify for a practicability exception, and require fair value changes arising from changes in instrument-specific credit risk for financial liabilities that are measured under the fair value option to be recognized in other comprehensive income. With the exception of disclosure requirements that will be adopted prospectively, the ASU must be adopted on a modified retrospective basis.

January 1, 2018

Early adoption is permitted beginning January 1, 2016 or 2017 for the provision related to changes in instrument-specific credit risk for financial liabilities under the fair value option.

The Company early adopted the provision related to changes in instrument-specific credit risk beginning January 1, 2016, which resulted in an immaterial, cumulative effect adjustment from retained earnings to AOCI. The Company is evaluating the impact of the remaining provisions of this ASU on the Consolidated Financial Statements and related disclosures; however, the impact is not expected to be material.

Standards Not Yet Adopted
ASU 2014-09, Revenue from Contracts with Customers
The ASU supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts, with remaining performance obligations as of the effective date.
		January 1, 2018 Early adoption is permitted beginning January 1, 2017.	The Company is evaluating the alternative methods of adoption and the anticipated effects on the Consolidated Financial Statements and related disclosures.
ASU 2016-02, Leases
The ASU creates ASC Topic 842, Leases, and supersedes Topic 840, Leases. Topic 842 requires lessees to recognize the right-of-use assets and liabilities that arise from leases, with the exception of short-term leases. The ASU does not make significant changes to lessor accounting; however, there were certain improvements made to align lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. There are several new qualitative and quantitative disclosures required. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.
January 1, 2019 Early adoption is permitted.
The adoption of this ASU will result in an increase to the Consolidated Balance Sheets for right-of-use assets and lease liabilities associated with operating leases in which the Company is the lessee. The Company is evaluating the other effects of adoption on the Consolidated Financial Statements and related disclosures.

Notes to Consolidated Financial Statements (Unaudited), continued

ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting
The ASU amends ASC Topic 323, Investments - Equity Method and Joint Ventures, to eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. In addition, the ASU requires that an entity that has an AFS equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in AOCI at the date the investment becomes qualified for use of the equity method. The ASU is to be applied on a prospective basis.
January 1, 2017 Early application is permitted.
This ASU will not impact the Consolidated Financial Statements and related disclosures until there is an applicable increase in investment or change in influence that results in a transition to the equity method.

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting
The ASU amends ASC Topic 718, Compensation - Stock Compensation, to simplify and modify several aspects of accounting for share-based payment arrangements, primarily involving income tax consequences, the classification of awards as either equity or liabilities, and the related classification on the statement of cash flows. Adoption methods are specific to the component of the ASU ranging from a retrospective and modified retrospective basis to a prospective basis.
	January 1, 2017 Early adoption is permitted.	The Company is evaluating how the adoption of this ASU will impact the Consolidated Financial Statements and related disclosures.

NOTE 2 - FEDERAL FUNDS SOLD AND SECURITIES FINANCING ACTIVITIES
Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell
Fed funds sold and securities borrowed or purchased under agreements to resell were as follows:

(Dollars in millions)	March 31, 2016	December 31, 2015
Fed funds sold	$13	$38
Securities borrowed	333	277
Securities purchased under agreements to resell	883	962
Total Fed funds sold and securities borrowed or purchased under agreements to resell	$1,229	$1,277
Securities purchased under agreements to resell are primarily collateralized by U.S. government or agency securities and are carried at the amounts at which the securities will be subsequently resold. Securities borrowed are primarily collateralized by corporate securities. The Company borrows securities and purchases securities under agreements to resell as part of its securities financing activities. On the acquisition date of these securities, the Company and the related counterparty agree on the amount of collateral required to secure the principal amount loaned under these arrangements. The Company monitors collateral values daily and calls for additional collateral to be provided as warranted under the respective agreements. At both March 31, 2016 and December 31, 2015, the total market value of collateral held was $1.2 billion, of which $241 million and $73 million was repledged, respectively.

Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as secured borrowings. The following table presents the Company’s related activity, by collateral type and remaining contractual maturity:

	March 31, 2016			December 31, 2015
(Dollars in millions)	Overnight and Continuous	Up to 30 days	Total	Overnight and Continuous	Up to 30 days	Total
U.S. Treasury securities	$202	$—	$202	$112	$—	$112
Federal agency securities	126	—	126	319	—	319
MBS - agency	968	—	968	837	23	860
CP	205	—	205	49	—	49
Corporate and other debt securities	178	95	273	242	72	314
Total securities sold under agreements to repurchase	$1,679	$95	$1,774	$1,559	$95	$1,654

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

Notes to Consolidated Financial Statements (Unaudited), continued

Netting of Securities - Repurchase and Resell Agreements
The Company has various financial assets and financial liabilities that are subject to enforceable master netting agreements or similar agreements. The Company's derivatives that are subject to enforceable master netting agreements or similar agreements are discussed in Note 13, "Derivative Financial Instruments." The following table presents the Company's securities borrowed or purchased under agreements to resell and securities sold under agreements to repurchase that are subject to MRAs. Under the terms of the MRA, all transactions between the Company and a counterparty constitute a single business relationship such that in the event of default, the nondefaulting party is entitled to set off claims and apply property held against obligations owed. Any payments, deliveries, or other transfers may be applied against each other and presented net on the Company's Consolidated Balance Sheets, provided criteria are met that permit balance sheet netting. At March 31, 2016 and December 31, 2015, there were no such transactions subject to legally enforceable MRAs that were eligible for balance sheet netting.
Financial instrument collateral received or pledged related to exposures subject to legally enforceable MRAs are not netted on the Consolidated Balance Sheets, but are presented in the following table as a reduction to the net amount reflected on the Consolidated Balance Sheets to derive the held/pledged financial instruments. The collateral amounts held/pledged are limited for presentation purposes to the related recognized asset/liability balance for each counterparty, and accordingly, do not include excess collateral received/pledged.

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
March 31, 2016
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,216	$—	$1,216	[1]	$1,206	$10
Financial liabilities:
Securities sold under agreements to repurchase	1,774	—	1,774		1,774	—

December 31, 2015
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,239	$—	$1,239	[1]	$1,229	$10
Financial liabilities:
Securities sold under agreements to repurchase	1,654	—	1,654		1,654	—
1 Excludes $13 million and $38 million of Fed funds sold, which are not subject to a master netting agreement at March 31, 2016 and December 31, 2015, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 3 - TRADING ASSETS AND LIABILITIES AND DERIVATIVE INSTRUMENTS

The fair values of the components of trading assets and liabilities and derivative instruments were as follows:

(Dollars in millions)	March 31, 2016	December 31, 2015
Trading Assets and Derivative Instruments:
U.S. Treasury securities	$707	$538
Federal agency securities	304	588
U.S. states and political subdivisions	83	30
MBS - agency	686	553
CLO securities	3	2
Corporate and other debt securities	454	468
CP	400	67
Equity securities	53	66
Derivative instruments [1]	1,735	1,152
Trading loans [2]	2,625	2,655
Total trading assets and derivative instruments	$7,050	$6,119

Trading Liabilities and Derivative Instruments:
U.S. Treasury securities	$568	$503
MBS - agency	3	37
Corporate and other debt securities	311	259
Derivative instruments [1]	654	464
Total trading liabilities and derivative instruments	$1,536	$1,263
1 Amounts include the impact of offsetting cash collateral received from and paid to the same derivative counterparties, and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists.
2 Includes loans related to TRS.

Various trading and derivative instruments are used as part of the Company’s overall balance sheet management strategies and to support client requirements executed through the Bank and/or the Company's broker/dealer subsidiary. The Company manages the potential market volatility associated with trading instruments with appropriate risk management strategies. The size, volume, and nature of the trading products and derivative instruments can vary based on economic conditions as well as client-specific and Company-specific asset or liability positions. Product offerings to clients include debt securities, loans traded in the secondary market, equity securities, derivative contracts, and other similar financial instruments. Other trading-related activities include acting as a market maker for certain debt and equity security transactions, derivative instrument transactions, and foreign exchange transactions. The Company also uses derivatives to manage its interest rate and market risk from non-trading activities. The Company has policies and procedures to manage market risk associated with client trading and non-trading activities, and assumes a limited degree of market risk by managing the size and nature of its exposure. For valuation assumptions and additional information related to the Company's trading products and derivative instruments, see Note 13, “Derivative Financial Instruments,” and the “Trading Assets and Derivative Instruments and Securities Available for Sale” section of Note 14, “Fair Value Election and Measurement.”
The Company pledged $1.0 billion and $986 million of trading securities to secure $1.0 billion and $950 million of repurchase agreements at March 31, 2016 and December 31, 2015, respectively. Additionally, the Company pledged $446 million and $393 million of trading securities to secure certain derivative agreements at March 31, 2016 and December 31, 2015, respectively, and pledged $40 million of trading securities under other arrangements at both March 31, 2016 and December 31, 2015.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 4 – SECURITIES AVAILABLE FOR SALE
Securities Portfolio Composition

	March 31, 2016
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$3,694	$103	$—	$3,797
Federal agency securities	377	12	—	389
U.S. states and political subdivisions	149	9	—	158
MBS - agency	22,615	589	14	23,190
MBS - non-agency residential	88	1	1	88
ABS	10	2	1	11
Corporate and other debt securities	36	1	—	37
Other equity securities [1]	518	1	1	518
Total securities AFS	$27,487	$718	$17	$28,188

	December 31, 2015
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$3,460	$3	$14	$3,449
Federal agency securities	402	10	1	411
U.S. states and political subdivisions	156	8	—	164
MBS - agency	22,877	397	150	23,124
MBS - non-agency residential	92	2	—	94
ABS	11	2	1	12
Corporate and other debt securities	37	1	—	38
Other equity securities [1]	533	1	1	533
Total securities AFS	$27,568	$424	$167	$27,825
1 At March 31, 2016, the fair value of other equity securities was comprised of the following: $64 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, $47 million of mutual fund investments, and $5 million of other.
At December 31, 2015, the fair value of other equity securities was comprised of the following: $32 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, $93 million of mutual fund investments, and $6 million of other.

The following table presents interest and dividends on securities AFS:

	Three Months Ended March 31
(Dollars in millions)	2016	2015
Taxable interest	$159	$128
Tax-exempt interest	1	2
Dividends	3	10
Total interest and dividends on securities AFS	$163	$140

Securities AFS pledged to secure public deposits, repurchase agreements, trusts, and other funds had a fair value of $1.8 billion and $3.2 billion at March 31, 2016 and December 31, 2015, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

The following table presents the amortized cost, fair value, and weighted average yield of investments in debt securities AFS at March 31, 2016, by remaining contractual maturity, with the exception of MBS and ABS, which are based on estimated average life. Receipt of cash flows may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Distribution of Remaining Maturities
(Dollars in millions)	Due in 1 Year or Less	Due After 1 Year through 5 Years	Due After 5 Years through 10 Years	Due After 10 Years	Total
Amortized Cost:
U.S. Treasury securities	$—	$1,371	$2,323	$—	$3,694
Federal agency securities	142	106	13	116	377
U.S. states and political subdivisions	29	6	100	14	149
MBS - agency	2,252	8,598	8,113	3,652	22,615
MBS - non-agency residential	—	88	—	—	88
ABS	2	6	2	—	10
Corporate and other debt securities	—	36	—	—	36
Total debt securities AFS	$2,425	$10,211	$10,551	$3,782	$26,969
Fair Value:
U.S. Treasury securities	$—	$1,395	$2,402	$—	$3,797
Federal agency securities	144	113	13	119	389
U.S. states and political subdivisions	30	6	108	14	158
MBS - agency	2,368	8,828	8,280	3,714	23,190
MBS - non-agency residential	—	88	—	—	88
ABS	3	7	1	—	11
Corporate and other debt securities	—	37	—	—	37
Total debt securities AFS	$2,545	$10,474	$10,804	$3,847	$27,670
Weighted average yield [1]	2.50%	2.35%	2.69%	2.91%	2.57%
1 Weighted average yields are based on amortized cost and are presented on an FTE basis.

Securities AFS in an Unrealized Loss Position
The Company held certain investment securities AFS where amortized cost exceeded fair value, resulting in unrealized loss positions. Market changes in interest rates and credit spreads may result in temporary unrealized losses as the market prices of securities fluctuate. At March 31, 2016, the Company did not intend to sell these securities nor was it more-likely-than-not that the Company would be required to sell these securities before their anticipated recovery or maturity. The Company reviewed its portfolio for OTTI in accordance with the accounting policies described in Note 1, "Significant Accounting Policies," of the Company's 2015 Annual Report on Form 10-K.

Securities AFS in an unrealized loss position at period end are presented in the following tables.

	March 31, 2016
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]
Temporarily impaired securities AFS:
Federal agency securities	$10	$—	$34	$—	$44	$—
MBS - agency	859	3	1,613	11	2,472	14
ABS	—	—	6	1	6	1
Other equity securities	3	1	—	—	3	1
Total temporarily impaired securities AFS	872	4	1,653	12	2,525	16
OTTI securities AFS [1]:
MBS - non-agency residential	51	1	—	—	51	1
ABS	1	—	—	—	1	—
Total OTTI securities AFS	52	1	—	—	52	1
Total impaired securities AFS	$924	$5	$1,653	$12	$2,577	$17

Notes to Consolidated Financial Statements (Unaudited), continued

	December 31, 2015
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses [2]
Temporarily impaired securities AFS:
U.S. Treasury securities	$2,169	$14	$—	$—	$2,169	$14
Federal agency securities	75	—	34	1	109	1
MBS - agency	11,434	114	958	36	12,392	150
ABS	—	—	7	1	7	1
Other equity securities	3	1	—	—	3	1
Total temporarily impaired securities AFS	13,681	129	999	38	14,680	167
OTTI securities AFS [1]:
ABS	1	—	—	—	1	—
Total OTTI securities AFS	1	—	—	—	1	—
Total impaired securities AFS	$13,682	$129	$999	$38	$14,681	$167
1 OTTI securities AFS are impaired securities for which OTTI credit losses have been previously recognized in earnings.
2 Unrealized losses less than $0.5 million are presented as zero within the table.

At March 31, 2016, temporarily impaired securities AFS that have been in an unrealized loss position for twelve months or longer included agency MBS, federal agency securities, and one ABS collateralized by 2004 vintage home equity loans. Unrealized losses on these temporarily impaired agency MBS and federal agency securities were due to market interest rates being higher than the securities' stated coupon rates. The temporarily impaired ABS continues to receive timely principal and interest payments, and is evaluated quarterly for credit impairment. Unrealized losses on securities AFS that relate to factors other than credit are recorded in AOCI, net of tax.

Realized Gains and Losses and Other-Than-Temporarily Impaired Securities AFS
Net securities gains/(losses) are comprised of gross realized gains, gross realized losses, and OTTI credit losses recognized in earnings. For both the three months ended March 31, 2016 and 2015, gross realized gains and losses were immaterial and there were no OTTI credit losses recognized in earnings.
Securities AFS in an unrealized loss position are evaluated quarterly for other-than-temporary credit impairment, which is determined using cash flow analyses that take into account security specific collateral and transaction structure. Future expected credit losses are determined using various assumptions, the most significant of which include default rates, prepayment rates, and loss severities. If, based on this analysis, a security is in an unrealized loss position and the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are then discounted at the security’s initial effective interest rate to arrive at a present value amount. Credit losses on the OTTI security are recognized in earnings and reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of the security. See Note 1, "Significant Accounting Policies," in the Company's 2015 Annual Report on Form 10-K for additional information regarding the Company's policy on securities AFS and related impairments.
The Company continues to reduce existing exposure on OTTI securities primarily through paydowns. In certain instances, the amount of credit losses recognized in earnings on a debt security exceeds the total unrealized losses on the security, which may result in unrealized gains relating to factors other than credit recorded in AOCI, net of tax.
During the three months ended March 31, 2016 and 2015, there were no credit impairment losses recognized on securities AFS held at the end of each period. The accumulated balance of OTTI credit losses recognized in earnings on securities AFS held at period end was $24 million at March 31, 2016 and $25 million at March 31, 2015. Subsequent credit losses may be recorded on securities without a corresponding further decline in fair value when there has been a decline in expected cash flows.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 5 - LOANS
Composition of Loan Portfolio

(Dollars in millions)	March 31, 2016	December 31, 2015
Commercial loans:
C&I	$68,963	$67,062
CRE	6,034	6,236
Commercial construction	2,498	1,954
Total commercial loans	77,495	75,252
Residential loans:
Residential mortgages - guaranteed	623	629
Residential mortgages - nonguaranteed [1]	25,148	24,744
Residential home equity products	12,845	13,171
Residential construction	383	384
Total residential loans	38,999	38,928
Consumer loans:
Guaranteed student	5,265	4,922
Other direct	6,372	6,127
Indirect	10,522	10,127
Credit cards	1,093	1,086
Total consumer loans	23,252	22,262
LHFI	$139,746	$136,442
LHFS [2]	$1,911	$1,838
1 Includes $255 million and $257 million of LHFI measured at fair value at March 31, 2016 and December 31, 2015, respectively.
2 Includes $1.6 billion and $1.5 billion of LHFS measured at fair value at March 31, 2016 and December 31, 2015, respectively.
During the three months ended March 31, 2016 and 2015, the Company transferred $55 million and $512 million in LHFI to LHFS, and $5 million and $11 million in LHFS to LHFI, respectively. In addition to sales of mortgage LHFS in the normal course of business, the Company sold $18 million in loans and leases at a price approximating their recorded investment during the three months ended March 31, 2016. During the three months ended March 31, 2015, the Company sold $405 million in loans and leases for a gain of $6 million.
At March 31, 2016 and December 31, 2015, the Company had $23.9 billion and $23.6 billion of net eligible loan collateral pledged to the Federal Reserve discount window to support $16.8 billion and $17.2 billion of available, unused borrowing capacity, respectively.
At March 31, 2016 and December 31, 2015, the Company had $34.2 billion and $33.7 billion of net eligible loan collateral pledged to the FHLB of Atlanta to support $28.9 billion and $28.5 billion of available borrowing capacity, respectively. The available FHLB borrowing capacity at March 31, 2016 was used to support $408 million of long-term debt, $750 million of short-term debt, and $7.2 billion of letters of credit issued on the Company's behalf. At December 31, 2015, the available FHLB borrowing capacity was used to support $408 million of long-term debt and $6.7 billion of letters of credit issued on the Company's behalf.

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
For the commercial portfolio, the Company believes that the most appropriate credit quality indicator is an individual loan’s risk assessment expressed according to the broad regulatory agency classifications of Pass or Criticized. The Company conforms to the following regulatory classifications for Criticized assets: Other Assets Especially Mentioned (or Special Mention), Adversely Classified, Doubtful, and Loss. However, for the purposes of disclosure, management believes the most meaningful distinction within the Criticized categories is between Accruing Criticized (which includes Special Mention and a portion of Adversely Classified) and Nonaccruing Criticized (which includes a portion of Adversely Classified and Doubtful and Loss). This distinction identifies those relatively higher risk loans for which there is a basis to believe that the Company will not collect all amounts due under those loan agreements. The Company's risk rating system is granular, with multiple risk ratings in both the Pass and Criticized categories. Pass ratings reflect relatively low PDs, whereas, Criticized assets have higher PDs. The granularity in Pass ratings assists in the establishment of pricing, loan structures, approval requirements, reserves, and ongoing credit management requirements. Commercial risk ratings are refreshed at least annually, or more frequently as appropriate, based upon considerations such as market conditions, borrower characteristics, and portfolio trends. Additionally, management routinely reviews portfolio risk ratings, trends, and concentrations to support risk identification and mitigation activities. The increase in criticized accruing and nonaccruing C&I loans at March 31, 2016 compared to December 31, 2015, as presented in the following risk rating table, was primarily driven by downgrades of loans in the energy industry vertical.
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
For government-guaranteed loans, the Company monitors the credit quality based primarily on delinquency status, as it is a more relevant indicator of credit quality due to the government guarantee. At March 31, 2016 and December 31, 2015, 32% and 31%, respectively, of the guaranteed residential loan portfolio was current with respect to payments. At March 31, 2016 and December 31, 2015, 79% and 78%, respectively, of the guaranteed student loan portfolio was current with respect to payments. The Company's loss exposure on guaranteed residential and student loans is mitigated by the government guarantee.

Notes to Consolidated Financial Statements (Unaudited), continued

LHFI by credit quality indicator are shown in the tables below:

	Commercial Loans
	C&I		CRE		Commercial Construction
(Dollars in millions)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Risk rating:
Pass	$66,633	$65,379	$5,744	$6,067	$2,459	$1,931
Criticized accruing	1,765	1,375	280	158	37	23
Criticized nonaccruing	565	308	10	11	2	—
Total	$68,963	$67,062	$6,034	$6,236	$2,498	$1,954

	Residential Loans [1]
	Residential Mortgages - Nonguaranteed		Residential Home Equity Products		Residential Construction
(Dollars in millions)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Current FICO score range:
700 and above	$20,846	$20,422	$10,476	$10,772	$322	$313
620 - 699	3,249	3,262	1,717	1,741	49	58
Below 620 [2]	1,053	1,060	652	658	12	13
Total	$25,148	$24,744	$12,845	$13,171	$383	$384

	Consumer Loans [3]
	Other Direct		Indirect		Credit Cards
(Dollars in millions)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Current FICO score range:
700 and above	$5,731	$5,501	$7,267	$7,015	$761	$759
620 - 699	591	576	2,565	2,481	268	265
Below 620 [2]	50	50	690	631	64	62
Total	$6,372	$6,127	$10,522	$10,127	$1,093	$1,086
1 Excludes $623 million and $629 million of guaranteed residential loans at March 31, 2016 and December 31, 2015, respectively.
2 For substantially all loans with refreshed FICO scores below 620, the borrower’s FICO score at the time of origination exceeded 620 but has since deteriorated as the loan has seasoned.
3 Excludes $5.3 billion and $4.9 billion of guaranteed student loans at March 31, 2016 and December 31, 2015, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

The payment status for the LHFI portfolio is shown in the tables below:

	March 31, 2016
(Dollars in millions)	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing [2]	Total
Commercial loans:
C&I	$68,274	$110	$14	$565	$68,963
CRE	6,020	4	—	10	6,034
Commercial construction	2,496	—	—	2	2,498
Total commercial loans	76,790	114	14	577	77,495
Residential loans:
Residential mortgages - guaranteed	200	51	372	—	623
Residential mortgages - nonguaranteed [1]	24,852	89	9	198	25,148
Residential home equity products	12,589	76	—	180	12,845
Residential construction	369	2	—	12	383
Total residential loans	38,010	218	381	390	38,999
Consumer loans:
Guaranteed student	4,182	493	590	—	5,265
Other direct	6,338	26	3	5	6,372
Indirect	10,442	77	—	3	10,522
Credit cards	1,077	8	8	—	1,093
Total consumer loans	22,039	604	601	8	23,252
Total LHFI	$136,839	$936	$996	$975	$139,746
1 Includes $255 million of loans measured at fair value, the majority of which were accruing current.
2 Nonaccruing loans past due 90 days or more totaled $332 million. Nonaccruing loans past due fewer than 90 days include modified nonaccrual loans reported as TDRs, performing second lien loans where the first lien loan is nonperforming, and certain energy-related commercial loans.

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
2 Nonaccruing loans past due 90 days or more totaled $336 million. Nonaccruing loans past due fewer than 90 days include modified nonaccrual loans reported as TDRs and performing second lien loans where the first lien loan is nonperforming, and certain energy-related commercial loans.

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

	March 31, 2016			December 31, 2015
(Dollars in millions)	Unpaid Principal Balance	Amortized Cost [1]	Related Allowance	Unpaid Principal Balance	Amortized Cost [1]	Related Allowance
Impaired loans with no related allowance recorded:
Commercial loans:
C&I	$389	$369	$—	$55	$42	$—
CRE	—	—	—	11	9	—
Total commercial loans	389	369	—	66	51	—
Residential loans:
Residential mortgages - nonguaranteed	505	386	—	500	380	—
Residential construction	19	8	—	29	8	—
Total residential loans	524	394	—	529	388	—

Impaired loans with an allowance recorded:
Commercial loans:
C&I	163	152	34	173	167	28
Total commercial loans	163	152	34	173	167	28
Residential loans:
Residential mortgages - nonguaranteed	1,371	1,338	176	1,381	1,344	178
Residential home equity products	775	703	54	740	670	60
Residential construction	120	120	12	127	125	14
Total residential loans	2,266	2,161	242	2,248	2,139	252
Consumer loans:
Other direct	12	12	1	11	11	1
Indirect	113	113	5	114	114	5
Credit cards	6	6	1	24	6	1
Total consumer loans	131	131	7	149	131	7
Total impaired loans	$3,473	$3,207	$283	$3,165	$2,876	$287
1 Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to adjust the net book balance.

Included in the impaired loan balances above at March 31, 2016 and December 31, 2015 were $2.5 billion and $2.6 billion, respectively, of accruing TDRs at amortized cost, of which 97% were current. See Note 1, “Significant Accounting Policies,” to the Company's 2015 Annual Report on Form 10-K for further information regarding the Company’s loan impairment policy.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended March 31
	2016		2015
(Dollars in millions)	Average Amortized Cost	Interest Income Recognized [1]	Average Amortized Cost	Interest Income Recognized [1]
Impaired loans with no related allowance recorded:
Commercial loans:
C&I	$364	$2	$41	$—
CRE	3	—	10	—
Total commercial loans	367	2	51	—
Residential loans:
Residential mortgages - nonguaranteed	387	4	413	4
Residential construction	8	—	9	—
Total residential loans	395	4	422	4

Impaired loans with an allowance recorded:
Commercial loans:
C&I	161	—	38	1
CRE	—	—	3	—
Total commercial loans	161	—	41	1
Residential loans:
Residential mortgages - nonguaranteed	1,339	16	1,374	17
Residential home equity products	705	7	636	7
Residential construction	120	2	137	2
Total residential loans	2,164	25	2,147	26
Consumer loans:
Other direct	12	—	13	—
Indirect	115	1	108	1
Credit cards	6	—	8	—
Total consumer loans	133	1	129	1
Total impaired loans	$3,220	$32	$2,790	$32
1 Of the interest income recognized during the three months ended March 31, 2016 and 2015, cash basis interest income was $2 million and $1 million, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

NPAs are shown in the following table:

(Dollars in millions)	March 31, 2016	December 31, 2015
Nonaccrual/NPLs:
Commercial loans:
C&I	$565	$308
CRE	10	11
Commercial construction	2	—
Residential loans:
Residential mortgages - nonguaranteed	198	183
Residential home equity products	180	145
Residential construction	12	16
Consumer loans:
Other direct	5	6
Indirect	3	3
Total nonaccrual/NPLs [1]	975	672
OREO [2]	52	56
Other repossessed assets	8	7
Total NPAs	$1,035	$735
1 Nonaccruing restructured loans are included in total nonaccrual/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets in the Consolidated Balance Sheets until the property is conveyed and the funds are received. The receivable related to proceeds due from the FHA or the VA totaled $48 million and $52 million at March 31, 2016 and December 31, 2015, respectively.

The Company's recorded investment of nonaccruing loans secured by residential real estate properties for which formal foreclosure proceedings are in process at March 31, 2016 and December 31, 2015 was $123 million and $112 million, respectively. The Company's recorded investment of accruing loans secured by residential real estate properties for which formal foreclosure proceedings are in process at March 31, 2016 and December 31, 2015 was $155 million and $152 million, of which $144 million and $141 million were insured by the FHA or the VA, respectively.

At March 31, 2016, OREO included $39 million of foreclosed residential real estate properties and $9 million of foreclosed commercial real estate properties, with the remainder related to land.
At December 31, 2015, OREO included $39 million of foreclosed residential real estate properties and $11 million of foreclosed commercial real estate properties, with the remainder related to land.

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
At March 31, 2016 and December 31, 2015, the Company had $1 million and $4 million, respectively, of commitments to lend additional funds to debtors whose terms have been modified in a TDR. The number and amortized cost of loans modified under the terms of a TDR by type of modification are shown in the following tables.

	Three months ended March 31, 2016 [1]
(Dollars in millions)	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	12	$—	$2	$2
Commercial construction	1	—	—	—
Residential loans:
Residential mortgages - nonguaranteed	120	31	3	34
Residential home equity products	732	7	52	59
Consumer loans:
Other direct	23	—	1	1
Indirect	486	—	11	11
Credit cards	169	1	—	1
Total TDRs	1,543	$39	$69	$108
1 Includes loans modified under the terms of a TDR that were charged-off during the period.

	Three months ended March 31, 2015 [1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	22	$—	$—	$5	$5
Residential loans:
Residential mortgages - nonguaranteed	216	4	30	7	41
Residential home equity products	468	—	3	24	27
Residential construction	1	—	—	—	—
Consumer loans:
Other direct	17	—	—	—	—
Indirect	569	—	—	12	12
Credit cards	236	—	1	—	1
Total TDRs	1,529	$4	$34	$48	$86
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

Notes to Consolidated Financial Statements (Unaudited), continued

The following table presents TDRs that have defaulted during the three months ended March 31, 2016 that were first modified within the previous 12 months.

	Three Months Ended March 31, 2016
(Dollars in millions)	Number of Loans	Amortized Cost
Commercial loans:
C&I	5	$1
Residential loans:
Residential mortgages	19	5
Residential home equity products	38	1
Consumer loans:
Indirect	29	—
Credit cards	22	—
Total TDRs	113	$7

The following table presents TDRs that have defaulted during the three months ended March 31, 2015 that were first modified within the previous 12 months.

	Three Months Ended March 31, 2015
(Dollars in millions)	Number of Loans	Amortized Cost
Commercial loans:
C&I	4	$1
Residential loans:
Residential mortgages	36	6
Residential home equity products	30	1
Consumer loans:
Other direct	1	—
Indirect	39	—
Credit cards	19	—
Total TDRs	129	$8

The majority of loans that were modified and subsequently became 90 days or more delinquent have remained on nonaccrual status since the time of delinquency.

Concentrations of Credit Risk
The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. However, a geographic concentration arises because the Company operates primarily within Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia. The Company engages in limited international banking activities. The Company’s total cross-border outstanding loans were $2.0 billion and $1.6 billion at March 31, 2016 and December 31, 2015, respectively.
With respect to collateral concentration, at March 31, 2016, the Company owned $39.0 billion in loans secured by residential real estate, representing 28% of total LHFI. Additionally, the Company had $10.6 billion in commitments to extend credit on home equity lines and $3.6 billion in mortgage loan commitments outstanding at March 31, 2016. At December 31, 2015, the Company owned $38.9 billion in loans secured by residential real estate, representing 29% of total LHFI, and had $10.5 billion in commitments to extend credit on home equity lines and $3.2 billion in mortgage loan commitments outstanding. At both March 31, 2016 and December 31, 2015, 2% of residential loans owned were guaranteed by a federal agency or a GSE.

NOTE 6 - ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the unfunded commitments reserve. Activity in the allowance for credit losses is summarized in the following table:

	Three Months Ended March 31
(Dollars in millions)	2016	2015
Balance, beginning of period	$1,815	$1,991
Provision for loan losses	103	55
(Benefit)/provision for unfunded commitments	(2)	—
Loan charge-offs	(112)	(130)
Loan recoveries	27	31
Balance, end of period	$1,831	$1,947

Components:
ALLL	$1,770	$1,893
Unfunded commitments reserve [1]	61	54
Allowance for credit losses	$1,831	$1,947
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Unaudited), continued

Activity in the ALLL by loan segment for the three months ended March 31, 2016 and 2015 is presented in the following tables:

	Three Months Ended March 31, 2016
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance, beginning of period	$1,047	$534	$171	$1,752
Provision/(benefit) for loan losses	98	(32)	37	103
Loan charge-offs	(32)	(41)	(39)	(112)
Loan recoveries	10	6	11	27
Balance, end of period	$1,123	$467	$180	$1,770

	Three Months Ended March 31, 2015
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance, beginning of period	$986	$777	$174	$1,937
Provision for loan losses	7	25	23	55
Loan charge-offs	(28)	(68)	(34)	(130)
Loan recoveries	11	9	11	31
Balance, end of period	$976	$743	$174	$1,893

As discussed in Note 1, “Significant Accounting Policies,” to the Company's 2015 Annual Report on Form 10-K, the ALLL is composed of both specific allowances for certain nonaccrual loans and TDRs and general allowances grouped into loan pools based on similar characteristics. No allowance is required for loans measured at fair value. Additionally, the Company records an immaterial allowance for loan products that are guaranteed by government agencies, as there is nominal risk of principal loss. The Company’s LHFI portfolio and related ALLL is presented in the following tables.

	March 31, 2016
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	ALLL	Carrying Value	ALLL	Carrying Value	ALLL	Carrying Value	ALLL
Individually evaluated	$521	$34	$2,555	$242	$131	$7	$3,207	$283
Collectively evaluated	76,974	1,089	36,189	225	23,121	173	136,284	1,487
Total evaluated	77,495	1,123	38,744	467	23,252	180	139,491	1,770
LHFI at fair value	—	—	255	—	—	—	255	—
Total LHFI	$77,495	$1,123	$38,999	$467	$23,252	$180	$139,746	$1,770

	December 31, 2015
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	ALLL	Carrying Value	ALLL	Carrying Value	ALLL	Carrying Value	ALLL
Individually evaluated	$218	$28	$2,527	$252	$131	$7	$2,876	$287
Collectively evaluated	75,034	1,019	36,144	282	22,131	164	133,309	1,465
Total evaluated	75,252	1,047	38,671	534	22,262	171	136,185	1,752
LHFI at fair value	—	—	257	—	—	—	257	—
Total LHFI	$75,252	$1,047	$38,928	$534	$22,262	$171	$136,442	$1,752

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company conducts a goodwill impairment test at the reporting unit level at least annually, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. See Note 1, "Significant Accounting Policies," in the Company's 2015 Annual Report on Form 10-K for additional information regarding the Company's goodwill accounting policy.
The Company performed a qualitative goodwill assessment in the first quarter of 2016, considering changes in key assumptions and monitoring other events or changes in circumstances occurring since the most recent goodwill impairment analyses performed as of October 1, 2015. The Company concluded, based on the totality of factors observed, that it is not more-likely-than-not that the fair values of its reporting units are less than their respective carrying values. Accordingly, goodwill was not quantitatively tested for impairment during the three months ended March 31, 2016.
There were no changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2016 and 2015.

Other Intangible Assets
Changes in the carrying amounts of other intangible assets for the three months ended March 31 are as follows:

(Dollars in millions)	MSRs - Fair Value	Other	Total
Balance, January 1, 2016	$1,307	$18	$1,325
Amortization [1]	—	(2)	(2)
Servicing rights originated	46	—	46
Servicing rights purchased	77	—	77
Changes in fair value:
Due to changes in inputs and assumptions [2]	(204)	—	(204)
Other changes in fair value [3]	(43)	—	(43)
Servicing rights sold	(1)	—	(1)
Balance, March 31, 2016	$1,182	$16	$1,198

Balance, January 1, 2015	$1,206	$13	$1,219
Amortization [1]	—	(1)	(1)
Servicing rights originated	46	—	46
Servicing rights purchased	56	—	56
Changes in fair value:
Due to changes in inputs and assumptions [2]	(78)	—	(78)
Other changes in fair value [3]	(48)	—	(48)
Servicing rights sold	(1)	—	(1)
Balance, March 31, 2015	$1,181	$12	$1,193
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

The Company's estimated future amortization of intangible assets subject to amortization was immaterial at March 31, 2016.

Servicing Rights
The Company retains servicing rights for certain of its sales or securitizations of residential mortgage and consumer indirect loans. MSRs on residential mortgage loans and servicing rights on consumer indirect loans are the only servicing assets capitalized by the Company and are classified within other intangible assets on the Company's Consolidated Balance Sheets.

Mortgage Servicing Rights
Income earned by the Company on its MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs. Such income earned for the three months ended March 31, 2016 and 2015 was $87 million and $82 million, respectively. These amounts are reported in mortgage servicing related income in the Consolidated Statements of Income.
At March 31, 2016 and December 31, 2015, the total UPB of mortgage loans serviced was $148.9 billion and $148.2 billion, respectively. Included in these amounts were $121.3 billion and $121.0 billion at March 31, 2016 and December 31, 2015,

Notes to Consolidated Financial Statements (Unaudited), continued

respectively, of loans serviced for third parties. The Company purchased MSRs on residential loans with a UPB of $8.1 billion during the three months ended March 31, 2016; $1.8 billion of which are reflected in the UPB amounts above and the transfer of servicing for the remainder is scheduled for the second quarter of 2016. The Company purchased MSRs on residential loans with a UPB of $6.1 billion during the three months ended March 31, 2015. During the three months ended March 31, 2016 and 2015, the Company sold MSRs on residential loans, at a price approximating their fair value, with a UPB of $221 million and $215 million, respectively.
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
A summary of the key inputs used to estimate the fair value of the Company’s MSRs at March 31, 2016 and December 31, 2015, and the sensitivity of the fair values to immediate 10% and 20% adverse changes in those inputs, are presented in the following table.

(Dollars in millions)	March 31, 2016	December 31, 2015
Fair value of MSRs	$1,182	$1,307
Prepayment rate assumption (annual)	13%	10%
Decline in fair value from 10% adverse change	$54	$49
Decline in fair value from 20% adverse change	104	94
Option adjusted spread (annual)	8%	8%
Decline in fair value from 10% adverse change	$48	$64
Decline in fair value from 20% adverse change	92	123
Weighted-average life (in years)	5.6	6.6
Weighted-average coupon	4.1%	4.1%
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

Consumer Loan Servicing Rights
In June 2015, the Company completed the securitization of $1.0 billion of indirect auto loans, with servicing rights retained, and recognized a $13 million servicing asset at the time of sale. See Note 8, “Certain Transfers of Financial Assets and Variable Interest Entities,” for additional information on the Company's securitization transactions.
Income earned by the Company on its consumer loan servicing rights is derived primarily from contractually specified servicing fees and other ancillary fees. Such income earned for the three months ended March 31, 2016 was $2 million, and is reported in other noninterest income in the Consolidated Statements of Income. There was no income earned on consumer loan servicing rights for the three months ended March 31, 2015.
At March 31, 2016 and December 31, 2015, the total UPB of consumer indirect loans serviced was $729 million and $807 million, respectively, all of which were serviced for third parties. No consumer loan servicing rights were purchased or sold during the three months ended March 31, 2016 and 2015.
Consumer loan servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The Company calculates the fair value of consumer servicing rights using a valuation model that calculates the present value of estimated future net servicing income using prepayment projections and other assumptions. Impairment, if any, is recognized when changes in valuation model inputs reflect a fair value for the servicing asset that is below its respective carrying value. At March 31, 2016, both the amortized cost and the fair value of the Company's consumer loan servicing rights were $7 million.

NOTE 8 - CERTAIN TRANSFERS OF FINANCIAL ASSETS AND VARIABLE INTEREST ENTITIES
The Company has transferred loans and securities in sale or securitization transactions in which the Company retains certain beneficial interests or retains servicing rights. Cash receipts on beneficial interests held related to these transfers were $3 million and $4 million for the three months ended March 31, 2016 and 2015, respectively. The servicing fees related to these asset transfers (excluding servicing fees for residential mortgage loan transfers to GSEs, which are discussed in Note 7, “Goodwill and Other Intangible Assets”) were immaterial for both the three months ended March 31, 2016 and 2015.
When a transfer or other transaction occurs with a VIE, the Company first determines whether it has a VI in the VIE. A VI is typically in the form of securities representing retained interests in transferred assets and, at times, servicing rights and collateral management fees. When determining whether to consolidate the VIE, the Company evaluates whether it is a primary beneficiary which has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE.
To determine whether a transfer should be accounted for as a sale or a secured borrowing, the Company evaluates whether: (i) the transferred assets are legally isolated, (ii) the transferee

Notes to Consolidated Financial Statements (Unaudited), continued

has the right to pledge or exchange the transferred assets, and (iii) the Company has relinquished effective control of the transferred assets. If all three conditions are met, then the transfer is accounted for as a sale.
Except as specifically noted herein, the Company is not required to provide additional financial support to any of the entities to which the Company has transferred financial assets, nor has the Company provided any support it was not otherwise obligated to provide. No events occurred during the three months ended March 31, 2016 that changed the Company’s previous conclusions regarding whether it is the primary beneficiary of the VIEs described herein. Furthermore, no events occurred during the three months ended March 31, 2016 that changed the Company’s sale conclusion with regards to previously transferred residential mortgage loans, indirect auto loans, student loans, or commercial and corporate loans.
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
The Company sold residential mortgage loans to Ginnie Mae, Fannie Mae, and Freddie Mac, which resulted in pre-tax net gains of $69 million and $77 million for the three months ended March 31, 2016 and 2015, respectively. The Company has made certain representations and warranties with respect to the transfer of these loans. See Note 12, “Guarantees,” for additional information regarding representations and warranties.
In a limited number of securitizations, the Company has received securities in addition to cash in exchange for the transferred loans, while also retaining servicing rights. The securities received are measured at fair value and classified as securities AFS. At March 31, 2016 and December 31, 2015, the fair value of securities received totaled $36 million and $38 million, respectively.
The Company evaluates VI securitization entities for potential consolidation under the VIE consolidation model. Notwithstanding the Company's role as servicer, the Company typically does not have power over the securitization entities as a result of rights held by the master servicer. In certain transactions, the Company does have power as the servicer, but does not have an obligation to absorb losses, or the right to receive benefits, that could potentially be significant. In all such cases, the Company does not consolidate the securitization entity. Total assets at March 31, 2016 and December 31, 2015, of the unconsolidated entities in which the Company has a VI were $235 million and $241 million, respectively.
The Company’s maximum exposure to loss related to these unconsolidated residential mortgage loan securitizations is comprised of the loss of value of any interests it retains, which was immaterial at both March 31, 2016 and December 31, 2015, and any repurchase obligations or other losses it incurs as a result of any guarantees related to these securitizations, which is discussed further in Note 12, “Guarantees.”
Commercial and Corporate Loans
The Company holds CLOs issued by securitization entities that own commercial leveraged loans and bonds, certain of which were transferred to the entities by the Company. The Company has determined that these entities are VIEs and that it is not the primary beneficiary of these entities because it does not possess the power to direct the activities that most significantly impact the economic performance of the entities. Total assets at March 31, 2016 and December 31, 2015, of unconsolidated entities in which the Company has a VI were $475 million and $525 million, respectively. Total liabilities at March 31, 2016 and December 31, 2015, of unconsolidated entities in which the Company has a VI were $434 million and $482 million, respectively. At March 31, 2016 and December 31, 2015, the Company's holdings included a preference share exposure valued at $3 million and $2 million, and a senior debt exposure valued at $7 million and $8 million, respectively.

Consumer Loans
Guaranteed Student Loans
The Company has securitized government-guaranteed student loans through a transfer of loans to a securitization entity and retained the residual interest in the entity. The Company concluded that this entity should be consolidated because the Company has (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses, and the right to receive benefits, that could potentially be significant. At March 31, 2016 and December 31, 2015, the Company’s Consolidated Balance Sheets reflected $252 million and $262 million of assets held by the securitization entity and $250 million and $259 million of debt issued by the entity, respectively.
To the extent that the securitization entity incurs losses on its assets, the securitization entity has recourse to the guarantor of the underlying loan, which is backed by the Department of Education up to a maximum guarantee of 100%. When not fully guaranteed, losses reduce the amount of available cash payable to the Company as the owner of the residual interest. To the extent that losses result from a breach of servicing responsibilities, the Company, which functions as the master servicer, may be required to repurchase the defaulting loan(s) at par value. If the breach was caused by the subservicer, the Company would seek reimbursement from the subservicer up to the guaranteed amount. The Company’s maximum exposure to loss related to the securitization entity would arise from a breach of its servicing responsibilities. To date, loss claims filed with the guarantor that have been denied due to servicing errors have either been, or are in the process of, being cured, or reimbursement has been provided to the Company by the subservicer, or in limited cases, absorbed by the Company.
Indirect Auto Loans
In June 2015, the Company transferred indirect auto loans to a securitization entity, which was determined to be a VIE, and accounted for the transfer as a sale. The Company retained servicing rights for the transferred loans, but did not retain any debt or equity interest in the securitization entity. The fees

Notes to Consolidated Financial Statements (Unaudited), continued

received for servicing do not represent a VI and, therefore, the Company does not consolidate the securitization entity.
At the time of the transfer, the UPB of the transferred loans was $1.0 billion and the consideration received was $1.0 billion, resulting in an immaterial pre-tax loss for the year ended December 31, 2015, which was recorded in other noninterest income in the Consolidated Statements of Income. See Note 7, "Goodwill and Other Intangible Assets," for additional information regarding the servicing asset recognized in this transaction.
To the extent that losses on the transferred loans are the result of a breach of representations and warranties related to either the initial transfer or the Company's ongoing servicing responsibilities, the Company may be obligated to either cure the breach or repurchase the affected loans. The Company’s maximum exposure to loss related to the loans transferred to the securitization entity would arise from a breach of representations and warranties and/or a breach of the Company's servicing obligations. Potential losses suffered by the securitization entity that the Company may be liable for are limited to approximately $729 million, which is the total remaining UPB of transferred loans and the carrying value of the servicing asset.

The Company's total managed loans, including the LHFI portfolio and other securitized and unsecuritized loans, are presented in the following table by portfolio balance and delinquency status (accruing loans 90 days or more past due and all nonaccrual loans) at March 31, 2016 and December 31, 2015, as well as the related net charge-offs for the three months ended March 31, 2016 and 2015.

	Portfolio Balance [1]		Past Due and Nonaccrual [2]				Net Charge-offs
	March 31, 2016	December 31, 2015	March 31, 2016		December 31, 2015		Three Months Ended March 31
(Dollars in millions)							2016		2015
LHFI portfolio:
Commercial	$77,495	$75,252	$591		$344		$22		$17
Residential	38,999	38,928	771		729		35		59
Consumer	23,252	22,262	609		580		28		23
Total LHFI portfolio	139,746	136,442	1,971		1,653		85		99
Managed securitized loans [3]:
Residential	117,534	116,990	127	[3]	126	[3]	2	[4]	3	[4]
Consumer	729	807	—		1		1		—
Total managed securitized loans	118,263	117,797	127		127		3		3
Managed unsecuritized loans [5]	3,744	3,973	565		597		—		—
Total managed loans	$261,753	$258,212	$2,663		$2,377		$88		$102
1 Excludes $1.9 billion and $1.8 billion of LHFS at March 31, 2016 and December 31, 2015, respectively.
2 Excludes $1 million of past due LHFS at March 31, 2016. There were no past due LHFS at December 31, 2015.
3 Excludes loans that have completed the foreclosure or short sale process (i.e., involuntary prepayments).
4 Net charge-offs are associated with $480 million and $501 million of managed securitized residential loans at March 31, 2016 and December 31, 2015, respectively. Net charge-off data is not reported to the Company for the remaining balance of $117.1 billion and $116.5 billion of managed securitized residential loans at March 31, 2016 and December 31, 2015, respectively.
5 Comprised of unsecuritized residential loans the Company originated and sold to private investors with servicing rights retained. Net charge-offs on these loans are not presented in the table as the data is not reported to the Company by the private investors that own these related loans.

Other Variable Interest Entities
In addition to exposure to VIEs arising from transfers of financial assets, the Company also has involvement with VIEs from other business activities.
Total Return Swaps
At both March 31, 2016 and December 31, 2015, outstanding notional amounts of the Company's VIE-facing TRS contracts totaled $2.2 billion. The Company's related senior financing outstanding to VIEs were $2.3 billion and $2.2 billion at March 31, 2016 and December 31, 2015, respectively. These financings were classified within trading assets and derivative instruments on the Consolidated Balance Sheets and were measured at fair value. The Company entered into client-facing TRS contracts of the same outstanding notional amounts. The notional amounts of the TRS contracts with VIEs represent the Company’s maximum exposure to loss, although this exposure has been mitigated via the TRS contracts with third party clients. For additional information on the Company’s TRS contracts and its involvement with these VIEs, see Note 13, “Derivative Financial Instruments,” in this Form 10-Q, as well as Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," to the Company's 2015 Annual Report on Form 10-K.
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
In limited circumstances, the Company owns both the limited partner and general partner interests, in which case the related partnerships are not considered VIEs and are

Notes to Consolidated Financial Statements (Unaudited), continued

consolidated by the Company. There were no properties sold during the three months ended March 31, 2016, and the properties held for sale at March 31, 2016 were immaterial. Properties with a carrying value of $63 million were sold during the three months ended March 31, 2015 for a gain of $18 million.
The Company has concluded that it is not the primary beneficiary of affordable housing partnerships when it invests as a limited partner and there is a third party general partner. The investments are accounted for in accordance with the accounting guidance for investments in affordable housing projects. The general partner, or an affiliate of the general partner, often provide guarantees to the limited partner, which protects the Company from construction and operating losses and tax credit allocation deficits. Assets of $1.7 billion and $1.6 billion in these and other community development partnerships were not included in the Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, respectively. The Company's limited partner interests had carrying values of $738 million and $672 million at March 31, 2016 and December 31, 2015, respectively, and are recorded in other assets on the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss for these investments totaled $1.1 billion at both March 31, 2016 and December 31, 2015. The Company’s maximum exposure to loss would result from the loss of its limited partner investments along with $238 million and $268 million of loans, interest-rate swap fair value exposures, or letters of credit issued by the Company to the entities at March 31, 2016 and December 31, 2015, respectively. The remaining exposure to loss is primarily attributable to unfunded equity commitments that the Company is required to fund if certain conditions are met.
The Company also owns noncontrolling interests in funds whose purpose is to invest in community developments. At March 31, 2016 and December 31, 2015, the Company's investment in these funds totaled $135 million and $132 million, and the Company's maximum exposure to loss on its equity investments, which is comprised of its investments in the funds, loans issued, and any additional unfunded equity commitments, was $401 million and $321 million, respectively.
During the three months ended March 31, 2016 and 2015, the Company recognized $19 million and $14 million of tax credits for qualified affordable housing projects, and $19 million and $14 million of amortization on these qualified affordable housing projects in the provision for income taxes, respectively.
During the three months ended March 31, 2016 and 2015 the Company recorded $9 million and $6 million, respectively, of amortization, within amortization in the Company's Consolidated Statements of Income, on community development investments that do not qualify as affordable housing projects for accounting purposes.

NOTE 9 – NET INCOME PER COMMON SHARE
Equivalent shares of 8 million and 14 million related to common stock options and common stock warrants outstanding at March 31, 2016 and 2015, respectively, were excluded from the computations of diluted net income per average common share because they would have been anti-dilutive.

Reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding are presented below.

	Three Months Ended March 31
(Dollars and shares in millions, except per share data)	2016	2015
Net income	$447	$429
Preferred dividends	(17)	(17)
Dividends and undistributed earnings allocated to unvested shares	—	(1)
Net income available to common shareholders	$430	$411

Average basic common shares	505	521
Effect of dilutive securities:
Stock options	2	2
Restricted stock, RSUs, and warrants	3	4
Average diluted common shares	510	527

Net income per average common share - diluted	$0.84	$0.78
Net income per average common share - basic	$0.85	$0.79

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 10 - INCOME TAXES
For the three months ended March 31, 2016 and 2015, the provision for income taxes was $195 million and $191 million, representing effective tax rates of 30% and 31%, respectively.
The provision for income taxes includes both federal and state income taxes and differs from the provision using statutory rates primarily due to favorable permanent tax items such as income from lending to tax exempt entities and federal tax credits from community reinvestment activities. The Company calculated the provision for income taxes for the three months ended March 31, 2016 and 2015 by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusting for discrete items that occurred during the period.

NOTE 11 - EMPLOYEE BENEFIT PLANS
The Company sponsors various short-term incentive and LTI plans and programs for eligible employees, such as defined contribution, noncontributory pension, and other postretirement benefit plans, as well as the issuance of RSUs, restricted stock, performance stock units, and AIP and LTI cash. See Note 15, “Employee Benefit Plans,” to the Company's 2015 Annual Report on Form 10-K for further information regarding the employee benefit plans.

Stock-based compensation expense recognized in noninterest expense consisted of the following:

	Three Months Ended March 31
(Dollars in millions)	2016	2015
Restricted stock	$2	$6
Performance stock units	7	8
RSUs	18	18
Total stock-based compensation	$27	$32

Stock-based compensation tax benefit	$10	$12

Components of net periodic benefit related to the Company's pension and other postretirement benefits plans consisted of the following:

	Pension Benefits [1]		Other Postretirement Benefits
	Three Months Ended March 31		Three Months Ended March 31
(Dollars in millions)	2016	2015	2016	2015
Service cost	$1	$1	$—	$—
Interest cost	24	29	—	—
Expected return on plan assets	(46)	(51)	(1)	(1)
Amortization of prior service credit	—	—	(1)	(1)
Amortization of actuarial loss	6	5	—	—
Net periodic benefit	($15)	($16)	($2)	($2)
1 Administrative fees are recognized in service cost for each of the periods presented.

NOTE 12 – GUARANTEES
The Company has undertaken certain guarantee obligations in the ordinary course of business. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform and make future payments should certain triggering events occur. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or through a provision of the Company’s services. The following is a discussion of the guarantees that the Company has issued at March 31, 2016. The Company has also entered into certain contracts that are similar to guarantees, but that are accounted for as derivative instruments as discussed in Note 13, “Derivative Financial Instruments.”

Letters of Credit
Letters of credit are conditional commitments issued by the Company, generally to guarantee the performance of a client to a third party in borrowing arrangements, such as CP, bond financing, or similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved

Notes to Consolidated Financial Statements (Unaudited), continued

in extending loan facilities to clients but may be reduced by selling participations to third parties. The Company issues letters of credit that are classified as financial standby, performance standby, or commercial letters of credit.
At March 31, 2016 and December 31, 2015, the maximum potential amount of the Company’s obligation for issued financial and performance standby letters of credit was $3.0 billion and $2.9 billion, respectively. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer. Some standby letters of credit are designed to be drawn upon in the normal course of business and others are drawn upon only in circumstances of dispute or default in the underlying transaction to which the Company is not a party. In all cases, the Company is entitled to reimbursement from the client. If a letter of credit is drawn upon and reimbursement is not provided by the client, the Company may take possession of the collateral securing the letter of credit, where applicable.
The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with its credit policies. Consistent with the methodologies used for all commercial borrowers, an internal assessment of the PD and loss severity in the event of default is performed. The management of credit risk for letters of credit leverages the risk rating process to focus greater visibility on higher risk and/or higher dollar letters of credit. The allowance for credit losses associated with letters of credit is a component of the unfunded commitments reserve recorded in other liabilities on the Consolidated Balance Sheets and is included in the allowance for credit losses as disclosed in Note 6, “Allowance for Credit Losses.” Additionally, unearned fees relating to letters of credit are recorded in other liabilities on the Consolidated Balance Sheets. The net carrying amount of unearned fees was immaterial at March 31, 2016 and December 31, 2015.

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
Loans sold to Ginnie Mae are insured by the FHA or are guaranteed by the VA. As servicer, the Company may elect to repurchase delinquent loans in accordance with Ginnie Mae guidelines, however, the loans continue to be insured. The Company indemnifies the FHA and VA for losses related to loans not originated in accordance with their guidelines.
The Company previously reached agreements in principle with Freddie Mac and Fannie Mae that relieve the Company of certain existing and future repurchase obligations related to loans sold from 2000-2008 to Freddie Mac and loans sold from 2000-2012 to Fannie Mae. Such requests from GSEs, Ginnie Mae, and non-agency investors, for all vintages, are illustrated in the following table that summarizes demand activity.

	Three Months Ended March 31
(Dollars in millions)	2016	2015
Pending repurchase requests, beginning of period	$17	$47
Repurchase requests received	11	20
Repurchase requests resolved:
Repurchased	(5)	(5)
Cured	(9)	(14)
Total resolved	(14)	(19)
Pending repurchase requests, end of period [1]	$14	$48

Percent from non-agency investors:
Ending pending repurchase requests	32.6%	5.2%
Repurchase requests received	—%	—%
1 Comprised of $9 million and $45 million from the GSEs, and $5 million and $3 million from non-agency investors at March 31, 2016 and 2015, respectively.
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

	Three Months Ended March 31
(Dollars in millions)	2016	2015
Balance, beginning of period	$57	$85
Repurchase benefit	(2)	(2)
Charge-offs, net of recoveries	—	(1)
Balance, end of period	$55	$82

A significant degree of judgment is used to estimate the mortgage repurchase liability as the estimation process is inherently

Notes to Consolidated Financial Statements (Unaudited), continued

uncertain and subject to imprecision. The Company believes that its reserve appropriately estimates incurred losses based on its current analysis and assumptions, inclusive of the Freddie Mac and Fannie Mae settlement agreements, GSE owned loans serviced by third party servicers, loans sold to private investors, and other indemnifications.
Notwithstanding the aforementioned agreements with Freddie Mac and Fannie Mae settling certain aspects of the Company's repurchase obligations, those institutions preserve their right to require repurchases arising from certain types of events, and that preservation of rights can impact future losses of the Company. While the repurchase reserve includes the estimated cost of settling claims related to required repurchases, the Company's estimate of losses depends on its assumptions regarding GSE and other counterparty behavior, loan performance, home prices, and other factors. The related liability is recorded in other liabilities on the Consolidated Balance Sheets, and the related repurchase benefit is recognized in mortgage production related income in the Consolidated Statements of Income. See Note 15, "Contingencies," for additional information on current legal matters related to loan sales.
The following table summarizes the carrying value of the Company's outstanding repurchased mortgage loans at:

(Dollars in millions)	March 31, 2016	December 31, 2015
Outstanding repurchased mortgage loans:
Performing LHFI	$253	$255
Nonperforming LHFI	17	17
Total carrying value of outstanding repurchased mortgage loans	$270	$272

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
The Company normally retains servicing rights when loans are transferred, however, servicing rights are occasionally sold to third parties. When MSRs are sold, the Company makes representations and warranties related to servicing standards and obligations, and recognizes a liability for contingent losses recorded in other liabilities on the Consolidated Balance Sheets. This liability, which is separate from the reserve for mortgage loan repurchases, totaled $12 million and $14 million at March 31, 2016 and December 31, 2015, respectively.

Contingent Consideration
At December 31, 2015, the Company had a contingent consideration obligation of $23 million related to a prior business combination recorded in other liabilities on the Consolidated Balance Sheets. Payments were calculated using certain post-acquisition performance criteria and the obligation was measured at the fair value of contingent payments. During the three months ended March 31, 2016, the Company's contingent obligation under the liability was settled and paid in full. See Note 14, "Fair Value Election and Measurement," for additional information.

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
In May 2009, the Company sold its 3.2 million Class B shares to the Visa Counterparty and entered into a derivative with the Visa Counterparty. Under the derivative, the Visa Counterparty is compensated by the Company for any decline in the conversion factor as a result of the outcome of the Litigation. Conversely, the Company is compensated by the Visa Counterparty for any increase in the conversion factor. The amount of payments made or received under the derivative is a function of the 3.2 million shares sold to the Visa Counterparty, the change in conversion rate, and Visa’s share price. The Visa Counterparty, as a result of its ownership of the Class B shares, is impacted by dilutive adjustments to the conversion factor of the Class B shares caused by the Litigation losses. The fair value of the derivative liability was immaterial at both March 31, 2016 and December 31, 2015; however, the ultimate impact to the Company could be significantly different based on the outcome of the Litigation.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 13 - DERIVATIVE FINANCIAL INSTRUMENTS
The Company enters into various derivative financial instruments, both in a dealer capacity to facilitate client transactions and as an end user as a risk management tool. The ALCO monitors all derivative activities. When derivatives have been entered into with clients, the Company generally manages the risk associated with these derivatives within the framework of its VAR methodology that monitors total daily exposure and seeks to manage the exposure on an overall basis. Derivatives are also used as a risk management tool to hedge the Company’s balance sheet exposure to changes in identified cash flow and fair value risks, either economically or in accordance with hedge accounting provisions. The Company’s Corporate Treasury function is responsible for employing the various hedge strategies to manage these objectives. Additionally, as a normal part of its operations, the Company enters into IRLCs on mortgage loans that are accounted for as freestanding derivatives and has certain contracts containing embedded derivatives that are measured, in their entirety, at fair value. All freestanding derivatives and any embedded derivatives that the Company bifurcates from the host contracts are measured at fair value in the Consolidated Balance Sheets in trading assets and derivative instruments and trading liabilities and derivative instruments. The associated gains and losses are either recognized in AOCI, net of tax, or within the Consolidated Statements of Income, depending upon the use and designation of the derivatives.
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
When the Company has more than one outstanding derivative transaction with a single counterparty, and there exists a legal right of offset with that counterparty, the Company considers its exposure to the counterparty to be the net fair value of its derivative positions with that counterparty. If the net fair value is positive, then the counterparty asset value also reflects cash collateral held. At March 31, 2016, these net asset positions were $1.3 billion, reflecting $2.0 billion of net derivative gains adjusted for cash and other collateral of $710 million that the Company held in relation to these positions. At December 31, 2015, reported net derivative assets were $896 million, reflecting

$1.4 billion of net derivative gains, adjusted for cash and other collateral of $463 million that the Company held in relation to these gain positions.
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
For purposes of estimating the Company’s own credit risk on derivative liability positions, the DVA, the Company uses probabilities of default from observable, market-based credit spreads. The Company adjusted the net fair value of its derivative contracts for estimates of net counterparty credit risk by approximately $6 million and $4 million at March 31, 2016 and December 31, 2015, respectively. The Company's approach toward determining fair value adjustments of derivative instruments is subject to ongoing internal review and enhancement. This review includes consideration of whether to include a funding valuation adjustment in the fair value measurement of derivatives, which relates to the funding cost or benefit associated with collateralized derivative positions. For additional information on the Company's fair value measurements, see Note 14, "Fair Value Election and Measurement."
Currently, the majority of the Company’s derivatives contain contingencies that relate to the creditworthiness of the Bank. These contingencies, which are contained in industry standard master netting agreements, may be considered events of default. Should the Bank be in default under any of these provisions, the Bank’s counterparties would be permitted to close out transactions with the Bank on a net basis, at amounts that would approximate the fair values of the derivatives, resulting

Notes to Consolidated Financial Statements (Unaudited), continued

in a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. Additionally, certain of the Company’s derivative liability positions, totaling $1.3 billion and $1.1 billion in fair value at March 31, 2016 and December 31, 2015, respectively, contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an ATE that permits the counterparties to close-out net and apply collateral or, where a CSA is present, require the Bank to post additional collateral. At March 31, 2016, the Bank carried senior long-term debt credit ratings of Baal/A-/A- from Moody’s, S&P, and Fitch, respectively. At March 31, 2016, ATEs have been triggered for less than $1 million in fair value liabilities. The maximum additional liability that could be triggered from ATEs was approximately $18 million at March 31, 2016. At March 31, 2016, $1.3 billion in fair value of derivative liabilities were subject to CSAs, against which the Bank has posted $1.3 billion in collateral, primarily in the form of cash. At March 31, 2016, if requested by the counterparty pursuant to the terms of the CSA, the Bank would be required to post additional collateral of approximately $7 million against these contracts if the Bank were downgraded to Baa3/BBB-. Further downgrades to Ba1/BB+ or below do not contain predetermined collateral posting levels.

Notional and Fair Value of Derivative Positions
The following tables present the Company’s derivative positions at March 31, 2016 and December 31, 2015. The notional amounts in the tables are presented on a gross basis and have been classified within derivative assets or derivative liabilities based on the estimated fair value of the individual contract at March 31, 2016 and December 31, 2015. Gross positive and gross negative fair value amounts associated with respective notional amounts are presented without consideration of any netting agreements, including collateral arrangements. Net fair value derivative amounts are adjusted on an aggregate basis, where applicable, to take into consideration the effects of legally enforceable master netting agreements, including any cash collateral received or paid, and are recognized in trading assets and derivative instruments or trading liabilities and derivative instruments on the Consolidated Balance Sheets. For contracts constituting a combination of options that contain a written option and a purchased option (such as a collar), the notional amount of each option is presented separately, with the purchased notional amount generally being presented as a derivative asset and the written notional amount being presented as a derivative liability. For contracts that contain a combination of options, the fair value is generally presented as a single value with the purchased notional amount if the combined fair value is positive, and with the written notional amount if the combined fair value is negative.

Notes to Consolidated Financial Statements (Unaudited), continued

	March 31, 2016
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Derivative instruments designated in cash flow hedging relationships [1]
Interest rate contracts hedging floating rate loans	$18,250	$374	$—	$—
Derivative instruments designated in fair value hedging relationships [2]
Interest rate contracts hedging fixed rate debt	700	9	2,600	2
Interest rate contracts hedging brokered CDs	29	—	—	—
Total	729	9	2,600	2
Derivative instruments not designated as hedging instruments [3]
Interest rate contracts hedging:
MSRs	23,069	602	7,603	373
LHFS, IRLCs [4]	2,540	8	4,290	25
LHFI	5	1	50	4
Trading activity [5]	69,677	2,714	66,550	2,479
Foreign exchange rate contracts hedging trading activity	4,323	131	4,571	127
Credit contracts hedging:
Loans	10	—	445	4
Trading activity [6]	2,248	31	2,437	28
Equity contracts hedging trading activity [5]	19,486	1,809	28,680	2,256
Other contracts:
IRLCs and other [7]	3,011	37	126	5
Commodities	593	110	587	108
Total	124,962	5,443	115,339	5,409
Total derivative instruments	$143,941	$5,826	$117,939	$5,411

Total gross derivative instruments, before netting		$5,826		$5,411
Less: Legally enforceable master netting agreements		(3,484)		(3,484)
Less: Cash collateral received/paid		(607)		(1,273)
Total derivative instruments, after netting		$1,735		$654
1 See “Cash Flow Hedges” in this Note for further discussion.
2 See “Fair Value Hedges” in this Note for further discussion.
3 See “Economic Hedging and Trading Activities” in this Note for further discussion.
4 Amount includes $546 million of notional amounts related to interest rate futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.
5 Amounts include $13.3 billion of notional amounts related to interest rate futures and $91 million of notional amounts related to equity futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table. Amounts also include notional amounts related to interest rate swaps hedging fixed rate debt.
6 Asset and liability amounts include $6 million and $10 million, respectively, of notional amounts from purchased and written credit risk participation agreements, whose notional is calculated as the notional of the derivative participated adjusted by the relevant RWA conversion factor.
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
5 Amounts include $12.6 billion of notional amounts related to interest rate futures and $329 million of notional amounts related to equity futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table. Amounts also include notional amounts related to interest rate swaps hedging fixed rate debt.
6 Asset and liability amounts include $6 million and $9 million, respectively, of notional amounts from purchased and written interest rate swap risk participation agreements, whose notional is calculated as the notional of the interest rate swap participated adjusted by the relevant RWA conversion factor.
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

	Three Months Ended March 31, 2016
(Dollars in millions)	Amount of Pre-tax Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)	Classification of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)
Derivative instruments in cash flow hedging relationships:
Interest rate contracts hedging floating rate loans [1]	$306	$38	Interest and fees on loans
1 During the three months ended March 31, 2016, the Company also reclassified $29 million of pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been terminated or de-designated and are reclassified into earnings consistent with the pattern of net cash flows expected to be recognized.

	Three Months Ended March 31, 2016
(Dollars in millions)	Amount of Loss on Derivatives Recognized in Income	Amount of Gain on Related Hedged Items Recognized in Income	Amount of Gain Recognized in Income on Hedges (Ineffective Portion)
Derivative instruments in fair value hedging relationships:
Interest rate contracts hedging fixed rate debt [1]	($2)	$3	$1
Interest rate contracts hedging brokered CDs [1]	—	—	—
Total	($2)	$3	$1
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives During the Three Months Ended March 31, 2016
Derivative instruments not designated as hedging instruments:
Interest rate contracts hedging:
MSRs	Mortgage servicing related income	$169
LHFS, IRLCs	Mortgage production related income	(62)
LHFI	Other noninterest income	(2)
Trading activity	Trading income	15
Foreign exchange rate contracts hedging trading activity	Trading income	(18)
Credit contracts hedging:
Loans	Other noninterest income	(1)
Trading activity	Trading income	5
Equity contracts hedging trading activity	Trading income	2
Other contracts:
IRLCs	Mortgage production related income	45
Commodities	Trading income	1
Total		$154

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended March 31, 2015
(Dollars in millions)	Amount of Pre-tax Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)	Classification of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)
Derivative instruments in cash flow hedging relationships:
Interest rate contracts hedging floating rate loans [1]	$125	$35	Interest and fees on loans
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

The following tables present total gross derivative instrument assets and liabilities at March 31, 2016 and December 31, 2015, which are adjusted to reflect the effects of legally enforceable master netting agreements and cash collateral received or paid on the net amount reported in the Consolidated Balance Sheets. Also included in the tables are financial instrument collateral related to legally enforceable master netting agreements that represents securities collateral received or pledged and customer cash collateral held at third party custodians. These amounts are not offset on the Consolidated Balance Sheets but are shown as a reduction to total derivative instrument assets and liabilities to derive net derivative assets and liabilities. These amounts are limited to the derivative asset/liability balance, and accordingly, do not include excess collateral received/pledged.

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
March 31, 2016
Derivative instrument assets:
Derivatives subject to master netting arrangement or similar arrangement	$5,506	$3,943	$1,563		$103	$1,460
Derivatives not subject to master netting arrangement or similar arrangement	36	—	36		—	36
Exchange traded derivatives	284	148	136		—	136
Total derivative instrument assets	$5,826	$4,091	$1,735	[1]	$103	$1,632

Derivative instrument liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$5,169	$4,609	$560		$26	$534
Derivatives not subject to master netting arrangement or similar arrangement	93	—	93		—	93
Exchange traded derivatives	149	148	1		—	1
Total derivative instrument liabilities	$5,411	$4,757	$654	[2]	$26	$628

December 31, 2015
Derivative instrument assets:
Derivatives subject to master netting arrangement or similar arrangement	$4,184	$3,156	$1,028		$66	$962
Derivatives not subject to master netting arrangement or similar arrangement	21	—	21		—	21
Exchange traded derivatives	260	157	103		—	103
Total derivative instrument assets	$4,465	$3,313	$1,152	[1]	$66	$1,086

Derivative instrument liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$4,162	$3,807	$355		$19	$336
Derivatives not subject to master netting arrangement or similar arrangement	105	—	105		—	105
Exchange traded derivatives	161	157	4		—	4
Total derivative instrument liabilities	$4,428	$3,964	$464	[2]	$19	$445
1 At March 31, 2016, $1.7 billion, net of $607 million offsetting cash collateral, is recognized in trading assets and derivative instruments within the Company's Consolidated Balance Sheets. At December 31, 2015, $1.2 billion, net of $397 million offsetting cash collateral, is recognized in trading assets and derivative instruments within the Company's Consolidated Balance Sheets.
2 At March 31, 2016, $654 million, net of $1.3 billion offsetting cash collateral, is recognized in trading liabilities and derivative instruments within the Company's Consolidated Balance Sheets. At December 31, 2015, $464 million, net of $1.0 billion offsetting cash collateral, is recognized in trading liabilities and derivative instruments within the Company's Consolidated Balance Sheets.

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
The Company writes CDS, which are agreements under which the Company receives premium payments from its counterparty for protection against an event of default of a reference asset. In the event of default under the CDS, the Company would either settle its obligation net in cash or make a cash payment to its counterparty and take delivery of the defaulted reference asset, from which the Company may recover all, a portion, or none of the credit loss, depending on the performance of the reference asset. Events of default, as defined in the CDS agreements, are generally triggered upon the failure to pay and similar events related to the issuer(s) of the reference asset. When the Company has written CDS, all written CDS contracts reference single name corporate credits or corporate credit indices. The Company generally enters into offsetting CDS for the underlying reference asset, under which the Company pays a premium to its counterparty for protection against an event of default on the reference asset. The counterparties to these purchased CDS are generally of high creditworthiness and typically have ISDA master netting agreements in place that subject the CDS to master netting provisions, thereby mitigating the risk of non-payment to the Company. As such, at March 31, 2016, the Company did not have any material risk of making a non-recoverable payment on any written CDS. During 2016 and 2015, the only instances of default on written CDS were driven by credit indices with constituent credit default. In all cases where the Company made resulting cash payments to settle, the Company collected like amounts from the counterparties to the offsetting purchased CDS.
There were no written CDS at March 31, 2016 and December 31, 2015. There were also no maximum guarantees outstanding at March 31, 2016 and December 31, 2015. At March 31, 2016 and December 31, 2015, the gross notional amounts of purchased CDS contracts designated as trading instruments were $185 million and $150 million, respectively. The fair values of purchased CDS were $2 million and $1 million at March 31, 2016 and December 31, 2015, respectively.
The Company has also entered into TRS contracts on loans. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same amount on the matched TRS. To mitigate its credit risk, the Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral if the fair value of the underlying reference assets deteriorates. There were $2.2 billion of outstanding TRS notional balances at both March 31, 2016 and December 31, 2015. The fair values of these TRS assets and liabilities at March 31, 2016 were $31 million and $26 million, respectively, and related collateral held at March 31, 2016 was $508 million. The fair values of the TRS assets and liabilities at December 31, 2015 were $57 million and $52 million, respectively, and related collateral held at December 31, 2015 was $492 million. For additional information on the Company's TRS contracts, see Note 8, "Certain Transfers of Financial Assets and Variable Interest Entities," as well as Note 14, "Fair Value Election and Measurement."
The Company writes risk participations, which are credit derivatives, whereby the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on a derivative, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative. The Company monitors its payment risk on its risk participations by monitoring the creditworthiness of the obligors, which is based on the normal credit review process the Company would have performed had it entered into a derivative directly with the obligors. The obligors are all corporations or partnerships. The Company continues to monitor the creditworthiness of the obligors and the likelihood of payment could change at any time due to unforeseen circumstances. To date, no material losses have been incurred related to the Company’s written risk participations. At March 31, 2016, the remaining terms on these risk participations generally ranged from zero to 10 years, with a weighted average on the maximum estimated exposure of 5.8 years. At December 31, 2015, the remaining terms on these risk participations generally ranged from less than one year to eight years, with a weighted average on the maximum estimated exposure of 5.6 years. The Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $74 million and $55 million at March 31, 2016 and December 31, 2015, respectively. The fair values of the written risk participations were immaterial at both March 31, 2016 and December 31, 2015. The Company may enter into purchased risk participations to mitigate this written credit risk exposure to a derivative counterparty.

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
Interest rate swaps have been designated as hedging the exposure to the benchmark interest rate risk associated with floating rate loans. At March 31, 2016, the maturities for hedges of floating rate loans ranged from less than one year to seven years, with the weighted average being 3.2 years. At December 31, 2015, the maturities for hedges of floating rate loans ranged from less than one year to seven years, with the weighted average being 3.3 years. These hedges have been highly effective in offsetting the designated risks, yielding an immaterial amount of ineffectiveness for the three months ended March 31, 2016 and 2015. At March 31, 2016, $218 million of deferred net pre-tax gains on derivative instruments designated

Notes to Consolidated Financial Statements (Unaudited), continued

as cash flow hedges on floating rate loans recognized in AOCI are expected to be reclassified into net interest income during the next twelve months. The amount to be reclassified into income incorporates the impact from both active and terminated or de-designated cash flow hedges, including the net interest income earned on the active hedges, assuming no changes in LIBOR. The Company may choose to terminate or de-designate a hedging relationship due to a change in the risk management objective for that specific hedge item, which may arise in conjunction with an overall balance sheet management strategy.
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

	March 31, 2016
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments [1]	Assets/Liabilities at Fair Value
Assets
Trading assets and derivative instruments:
U.S. Treasury securities	$707	$—	$—	$—	$707
Federal agency securities	—	304	—	—	304
U.S. states and political subdivisions	—	83	—	—	83
MBS - agency	—	686	—	—	686
CLO securities	—	3	—	—	3
Corporate and other debt securities	—	454	—	—	454
CP	—	400	—	—	400
Equity securities	53	—	—	—	53
Derivative instruments	286	5,503	37	(4,091)	1,735
Trading loans	—	2,625	—	—	2,625
Total trading assets and derivative instruments	1,046	10,058	37	(4,091)	7,050

Securities AFS:
U.S. Treasury securities	3,797	—	—	—	3,797
Federal agency securities	—	389	—	—	389
U.S. states and political subdivisions	—	153	5	—	158
MBS - agency	—	23,190	—	—	23,190
MBS - non-agency residential	—	—	88	—	88
ABS	—	—	11	—	11
Corporate and other debt securities	—	32	5	—	37
Other equity securities [2]	47	—	471	—	518
Total securities AFS	3,844	23,764	580	—	28,188

Residential LHFS	—	1,589	4	—	1,593
LHFI	—	—	255	—	255
MSRs	—	—	1,182	—	1,182

Liabilities
Trading liabilities and derivative instruments:
U.S. Treasury securities	568	—	—	—	568
MBS - agency	—	3	—	—	3
Corporate and other debt securities	—	311	—	—	311
Derivative instruments	149	5,257	5	(4,757)	654
Total trading liabilities and derivative instruments	717	5,571	5	(4,757)	1,536

Long-term debt	—	975	—	—	975
1 Amounts represent offsetting cash collateral received from, and paid to, the same derivative counterparties, and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists.
2 Includes $47 million of mutual fund investments, $64 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, and $5 million of other.

Notes to Consolidated Financial Statements (Unaudited), continued

	December 31, 2015
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments [1]	Assets/Liabilities at Fair Value
Assets
Trading assets and derivative instruments:
U.S. Treasury securities	$538	$—	$—	$—	$538
Federal agency securities	—	588	—	—	588
U.S. states and political subdivisions	—	30	—	—	30
MBS - agency	—	553	—	—	553
CLO securities	—	2	—	—	2
Corporate and other debt securities	—	379	89	—	468
CP	—	67	—	—	67
Equity securities	66	—	—	—	66
Derivative instruments	262	4,182	21	(3,313)	1,152
Trading loans	—	2,655	—	—	2,655
Total trading assets and derivative instruments	866	8,456	110	(3,313)	6,119

Securities AFS:
U.S. Treasury securities	3,449	—	—	—	3,449
Federal agency securities	—	411	—	—	411
U.S. states and political subdivisions	—	159	5	—	164
MBS - agency	—	23,124	—	—	23,124
MBS - non-agency residential	—	—	94	—	94
ABS	—	—	12	—	12
Corporate and other debt securities	—	33	5	—	38
Other equity securities [2]	93	—	440	—	533
Total securities AFS	3,542	23,727	556	—	27,825

Residential LHFS	—	1,489	5	—	1,494
LHFI	—	—	257	—	257
MSRs	—	—	1,307	—	1,307

Liabilities
Trading liabilities and derivative instruments:
U.S. Treasury securities	503	—	—	—	503
MBS - agency	—	37	—	—	37
Corporate and other debt securities	—	259	—	—	259
Derivative instruments	161	4,261	6	(3,964)	464
Total trading liabilities and derivative instruments	664	4,557	6	(3,964)	1,263

Long-term debt	—	973	—	—	973
Other liabilities [3]	—	—	23	—	23
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

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present the difference between fair value and the aggregate UPB for which the FVO has been elected for certain trading loans, LHFS, LHFI, and long-term debt instruments.

(Dollars in millions)	Fair Value at March 31, 2016	Aggregate UPB at March 31, 2016	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,625	$2,571	$54
LHFS:
Accruing	1,593	1,531	62
LHFI:
Accruing	250	251	(1)
Nonaccrual	5	7	(2)
Liabilities:
Long-term debt	975	907	68

(Dollars in millions)	Fair Value at December 31, 2015	Aggregate UPB at December 31, 2015	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,655	$2,605	$50
LHFS:
Accruing	1,494	1,453	41
LHFI:
Accruing	254	259	(5)
Nonaccrual	3	5	(2)
Liabilities:
Long-term debt	973	907	66

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present the change in fair value during the three months ended March 31, 2016 and 2015 of financial instruments for which the FVO has been elected, as well as for MSRs. The tables do not reflect the change in fair value attributable to related economic hedges the Company uses to mitigate the market-related risks associated with the financial instruments. Generally, changes in the fair value of economic hedges are recognized in trading income, mortgage production related income, mortgage servicing related income, or other noninterest income as appropriate, and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below. The Company’s economic hedging activities are deployed at both the instrument and portfolio level.

	Fair Value Gain/(Loss) for the Three Months Ended March 31, 2016 for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Other Noninterest Income	Total Changes in Fair Values Included in Earnings [2]
Assets:
Trading loans	$6	$—	$—	$—	$6
LHFS	—	55	—	—	55
LHFI	—	—	—	3	3
MSRs	—	—	(247)	—	(247)
Liabilities:
Long-term debt	(2)	—	—	—	(2)
1 Income related to LHFS does not include income from IRLCs. For the three months ended March 31, 2016, income related to MSRs includes income recognized upon the sale of loans reported at LOCOM.
2 Changes in fair value for the three months ended March 31, 2016 exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, LHFI, and long-term debt that have been elected to be measured at fair value are recognized in interest income or interest expense in the Consolidated Statements of Income.

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
1 Income related to LHFS does not include income from IRLCs. For the three months ended March 31, 2015, income related to MSRs includes income recognized upon the sale of loans reported at LOCOM.
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
Level 3 AFS municipal securities at March 31, 2016 and December 31, 2015 includes an immaterial amount of bonds that are redeemable with the issuer at par and cannot be traded in the market. As such, no significant observable market data for these instruments is available; therefore, these securities are priced at par.

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
MBS – non-agency residential
Non-agency residential MBS includes purchased interests in third party securitizations, as well as retained interests in Company-sponsored securitizations of 2006 and 2007 vintage residential mortgages (including both prime jumbo fixed rate collateral and floating rate collateral). At the time of purchase or origination, these securities had high investment grade ratings; however, through the credit crisis, they experienced deterioration in credit quality leading to downgrades to non-investment grade levels. The Company obtains pricing for these securities from an independent pricing service. The Company evaluates third party pricing to determine the reasonableness of the information relative to changes in market data, such as any recent trades, information received from market participants and analysts, and/or changes in the underlying collateral performance. The Company continued to classify non-agency residential MBS as level 3, as the Company believes that available third party pricing relies on significant unobservable assumptions, as evidenced by a persistently wide bid-ask price range and variability in pricing from the pricing services, particularly for the vintage and exposures held by the Company.
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
Corporate and other debt securities
Corporate debt securities are predominantly comprised of senior and subordinate debt obligations of domestic corporations and are classified as level 2. Other debt securities classified as trading in level 3 at December 31, 2015 included bonds that were not actively traded in the market. As such, valuation judgments were highly subjective due to limited observable market data. At December 31, 2015, the fair value of these level 3 bonds were estimated using market comparable bond index yields. These bonds were sold during the three months ended March 31, 2016.
Other debt securities classified as AFS in level 3 at March 31, 2016 and December 31, 2015 include bonds that are redeemable with the issuer at par and cannot be traded in the market. As such, observable market data for these instruments is not available.
Commercial Paper
From time to time, the Company acquires third party CP that is generally short-term in nature (maturity of less than 30 days) and highly rated. The Company estimates the fair value of this CP based on observable pricing from executed trades of similar instruments; as such, CP is classified as level 2.
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

Notes to Consolidated Financial Statements (Unaudited), continued

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
The Company's derivative instruments classified as level 3 include IRLCs that satisfy the criteria to be treated as derivative financial instruments. The fair value of IRLCs on residential LHFS, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on the Company’s historical data and reflect the Company’s best estimate of the likelihood that a commitment will result in a closed loan. As pull-through rates increase, the fair value of IRLCs also increases. Servicing value is included in the fair value of IRLCs, and the fair value of servicing is determined by projecting cash flows, which are then discounted to estimate an expected fair value. The fair value of servicing is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. Because these inputs are not transparent in market trades, IRLCs are considered to be level 3 assets. During the three months ended March 31, 2016 and 2015, the Company transferred $29 million and $60 million, respectively, of net IRLCs out of level 3 as the associated loans were closed.

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
The loans made in connection with the Company’s TRS business are short-term, senior demand loans supported by a pledge agreement granting first priority security interest to the Bank in all the assets held by the borrower, a VIE with assets comprised primarily of corporate loans. While these loans do not trade in the market, the Company believes that the par amount of the loans approximates fair value and no unobservable assumptions are used by the Company to value these loans. At March 31, 2016 and December 31, 2015, the Company had outstanding $2.3 billion and $2.2 billion, respectively, of these short-term loans measured at fair value.
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
The loans from the Company’s sales and trading business are commercial and corporate leveraged loans that are either traded in the market or for which similar loans trade. The Company elected to measure these loans at fair value since they are actively traded. For both the three months ended March 31, 2016 and 2015, the Company recognized an immaterial amount of gains in the Consolidated Statements of Income due to changes in fair value attributable to instrument-specific credit risk. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the Company does not believe that trading activity qualifies the loans as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded. At March 31, 2016 and December 31, 2015, $317 million and $356 million, respectively, of loans related to the Company’s trading business were held in inventory.

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
LHFS classified as level 2 are primarily agency loans which trade in active secondary markets and are priced using current

Notes to Consolidated Financial Statements (Unaudited), continued

market pricing for similar securities, adjusted for servicing, interest rate risk, and credit risk. Non-agency residential mortgages are also included in level 2 LHFS. Transfers of certain mortgage LHFS into level 3 during the three months ended March 31, 2016 and 2015 were largely due to borrower defaults or the identification of other loan defects impacting the marketability of the loans.
For residential loans that the Company has elected to measure at fair value, the Company considers the component of the fair value changes due to instrument-specific credit risk, which is intended to be an approximation of the fair value change attributable to changes in borrower-specific credit risk. For both the three months ended March 31, 2016 and 2015, the Company recognized an immaterial amount of gains/(losses) in the Consolidated Statements of Income due to changes in fair value attributable to borrower-specific credit risk. In addition to borrower-specific credit risk, there are other more significant variables that drive changes in the fair values of the loans, including interest rates and general market conditions.
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
The Company utilizes derivative financial instruments to convert interest rates on its debt from fixed to floating rates. Prior to January 1, 2016, changes in the Company’s credit spreads for public debt measured at fair value impacted earnings. For the three months ended March 31, 2015, the estimated earnings impact from changes in credit spreads above U.S. Treasury rates was a $4 million loss, net of tax. On January 1, 2016, the Company partially adopted ASU 2016-01, which requires changes in credit spreads for public debt measured at fair value to be recognized in OCI. The impact to OCI is determined from the change in credit spreads above LIBOR swap spreads. Upon adoption, the Company recognized a $5 million one-time, cumulative credit risk adjustment in AOCI to recognize the change in credit spreads that occurred prior to January 1, 2016. For the three months ended March 31, 2016, the impact on AOCI from changes in credit spreads resulted in a $2 million loss, net of tax. For additional information on the Company's partial adoption of ASU 2016-01, see Note 1, "Significant Accounting Policies."

Other liabilities
At December 31, 2015 the Company’s other liabilities measured at fair value on a recurring basis included a contingent consideration obligation related to a prior business combination. Contingent consideration was adjusted to fair value until settled. As the assumptions used to measure fair value were based on internal metrics that were not observable in the market, the contingent consideration liability was considered level 3. During the three months ended March 31, 2016, the Company's contingent consideration obligation under the liability was settled and paid in full.

Notes to Consolidated Financial Statements (Unaudited), continued

The valuation technique and range, including weighted average, of the unobservable inputs associated with the Company's level 3 assets and liabilities are as follows:

	Level 3 Significant Unobservable Input Assumptions
(Dollars in millions)	Fair value March 31, 2016	Valuation Technique	Unobservable Input [1]	Range (weighted average)
Assets
Trading assets and derivative instruments:
Derivative instruments, net [2]	$32	Internal model	Pull through rate	41-100% (75%)
			MSR value	23-191 bps (96 bps)
Securities AFS:
U.S. states and political subdivisions	5	Cost	N/A
MBS - non-agency residential	88	Third party pricing	N/A
ABS	11	Third party pricing	N/A
Corporate and other debt securities	5	Cost	N/A
Other equity securities	471	Cost	N/A
Residential LHFS	4	Monte Carlo/Discounted cash flow	Option adjusted spread	104-197 bps (128 bps)
			Conditional prepayment rate	2-21 CPR (11 CPR)
			Conditional default rate	0-2 CDR (0.6 CDR)
LHFI	248	Monte Carlo/Discounted cash flow	Option adjusted spread	62-784 bps (198 bps)
			Conditional prepayment rate	3-38 CPR (15 CPR)
			Conditional default rate	0-5 CDR (1.8 CDR)
	7	Collateral based pricing	Appraised value	NM [3]
MSRs	1,182	Monte Carlo/Discounted cash flow	Conditional prepayment rate	2-20 CPR (13 CPR)
			Option adjusted spread	(5)-86% (8%)
1 For certain assets and liabilities where the Company utilizes third party pricing, the unobservable inputs and their ranges are not reasonably available, and therefore, have been noted as not applicable ("N/A").
2 Represents the net of IRLC assets and liabilities entered into by the Mortgage Banking segment and includes the derivative liability associated with the Company's sale of Visa shares.
3 Not meaningful.

Notes to Consolidated Financial Statements (Unaudited), continued

	Level 3 Significant Unobservable Input Assumptions
(Dollars in millions)	Fair value December 31, 2015	Valuation Technique	Unobservable Input [1]	Range (weighted average)
Assets
Trading assets and derivative instruments:
Corporate and other debt securities	$89	Market comparables	Yield adjustment	126-447 bps (287 bps)
Derivative instruments, net [2]	15	Internal model	Pull through rate	24-100% (79%)
			MSR value	29-210 bps (103 bps)
Securities AFS:
U.S. states and political subdivisions	5	Cost	N/A
MBS - non-agency residential	94	Third party pricing	N/A
ABS	12	Third party pricing	N/A
Corporate and other debt securities	5	Cost	N/A
Other equity securities	440	Cost	N/A
Residential LHFS	5	Monte Carlo/Discounted cash flow	Option adjusted spread	104-197 bps (125 bps)
			Conditional prepayment rate	2-17 CPR (8 CPR)
			Conditional default rate	0-2 CDR (0.5 CDR)
LHFI	251	Monte Carlo/Discounted cash flow	Option adjusted spread	62-784 bps (193 bps)
			Conditional prepayment rate	5-36 CPR (14 CPR)
			Conditional default rate	0-5 CDR (1.7 CDR)
	6	Collateral based pricing	Appraised value	NM [4]
MSRs	1,307	Monte Carlo/Discounted cash flow	Conditional prepayment rate	2-21 CPR (10 CPR)
			Option adjusted spread	(5)-110% (8%)
Liabilities
Other liabilities [3]	23	Internal model	Loan production volume	150% (150%)
1 For certain assets and liabilities where the Company utilizes third party pricing, the unobservable inputs and their ranges are not reasonably available, and therefore, have been noted as not applicable ("N/A").
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
4 Not meaningful.

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (other than servicing rights which are disclosed in Note 7, “Goodwill and Other Intangible Assets”). Transfers into and out of the fair value hierarchy levels are assumed to occur at the end of the period in which the transfer occurred. None of the transfers into or out of level 3 have been the result of using alternative valuation approaches to estimate fair values. There were no transfers between level 1 and 2 during the three months ended March 31, 2016 and 2015.

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning Balance January 1, 2016	Included in Earnings		OCI		Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items	Transfers into Level 3	Transfers out of Level 3	Fair Value March 31, 2016	Included in Earnings (held at March 31, 2016 1)
Assets
Trading assets:
Corporate and other debt securities	$89	($1)	[2]	$—		$—	($88)	$—	$—	$—	$—	$—	$—
Derivative instruments, net	15	45	[3]	—		—	—	1	(29)	—	—	32	36	[3]
Total trading assets	104	44		—		—	(88)	1	(29)	—	—	32	36
Securities AFS:
U.S. states and political subdivisions	5	—		—		—	—	—	—	—	—	5	—
MBS - non-agency residential	94	—		(1)	[4]	—	—	(5)	—	—	—	88	—
ABS	12	—		—		—	—	(1)	—	—	—	11	—
Corporate and other debt securities	5	—		—		—	—	—	—	—	—	5	—
Other equity securities	440	—		—		106	—	(75)	—	—	—	471	—
Total securities AFS	556	—		(1)	[4]	106	—	(81)	—	—	—	580	—

Residential LHFS	5	—		—		—	(7)	—	(1)	9	(2)	4	—
LHFI	257	3	[5]	—		—	—	(10)	1	4	—	255	3	[5]
Liabilities
Other liabilities	23	—		—		—	—	(23)	—	—	—	—	—
1 Change in unrealized gains/(losses) included in earnings during the period related to financial assets/liabilities still held at March 31, 2016.
2 Amounts included in earnings are recognized in trading income.
3 Includes issuances, fair value changes, and expirations and are recognized in mortgage production related income.
4 Amount recognized in OCI is included in change in net unrealized gains on securities AFS, net of tax.
5 Amounts are generally included in mortgage production related income; however, the mark on certain fair value loans is included in other noninterest income.

Notes to Consolidated Financial Statements (Unaudited), continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning Balance January 1, 2015	Included in Earnings		OCI		Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items	Transfers into Level 3	Transfers out of Level 3	Fair Value March 31, 2015	Included in Earnings (held at Mach 31, 2015 1)
Assets
Trading assets:
Derivative instruments, net	$20	$77	[2]	$—		$—	$—	$—	($60)	$—	$—	$37	$41	[2]
Securities AFS:
U.S. states and political subdivisions	12	—		—		—	—	(6)	—	—	—	6	—
MBS - non-agency residential	123	—		1	[3]	—	—	(5)	—	—	—	119	—
ABS	21	—		—		—	—	—	—	—	—	21	—
Corporate and other debt securities	5	—		—		—	—	—	—	—	—	5	—
Other equity securities	785	—		—		21	—	(190)	—	—	—	616	—
Total securities AFS	946	—		1	[3]	21	—	(201)	—	—	—	767	—

Residential LHFS	1	—		—		—	(3)	—	—	6	—	4	—
LHFI	272	3	[4]	—		—	—	(9)	—	2	—	268	2	[4]
Liabilities
Other liabilities	27	4	[5]	—		—	—	(10)	—	—	—	21	—
1 Change in unrealized gains/(losses) included in earnings for the period related to financial assets still held at March 31, 2015.
2 Includes issuances, fair value changes, and expirations and are recognized in mortgage production related income.
3 Amounts recognized in OCI are included in change in net unrealized gains on securities AFS, net of tax.
4 Amounts are generally included in mortgage production related income; however, the mark on certain fair value loans is included in trading income.
5 Amounts included in earnings are recognized in other noninterest expense.

Notes to Consolidated Financial Statements (Unaudited), continued

Non-recurring Fair Value Measurements
The following tables present losses recognized on assets still held at period end, and measured at fair value on a non-recurring basis, for the three months ended March 31, 2016 and the year ended December 31, 2015. Adjustments to fair value generally result from the application of LOCOM or through write-downs of individual assets. The tables do not reflect changes in fair value attributable to economic hedges the Company may have used to mitigate interest rate risk associated with LHFS.

		Fair Value Measurements			Losses for the Three Months Ended March 31, 2016
(Dollars in millions)	March 31, 2016	Level 1	Level 2	Level 3
LHFS	$198	$—	$—	$198	($4)
LHFI	39	—	—	39	—
OREO	11	—	2	9	(1)
Other assets	8	—	—	8	—

		Fair Value Measurements			Losses for the Year Ended December 31, 2015
(Dollars in millions)	December 31, 2015	Level 1	Level 2	Level 3
LHFS	$202	$—	$—	$202	($6)
LHFI	48	—	—	48	—
OREO	19	—	—	19	(4)
Other assets	36	—	29	7	(6)
Discussed below are the valuation techniques and inputs used in developing fair value measurements for assets measured at fair value on a non-recurring basis and classified as level 1, 2, and/or 3.
Loans Held for Sale
At March 31, 2016 and December 31, 2015, LHFS consisted of commercial loans that were valued using significant unobservable assumptions from comparably rated loans. As such, limited observable market data exists as these loans are not actively traded, and, accordingly, are classified as level 3.

Loans Held for Investment
At March 31, 2016 and December 31, 2015, LHFI consisted primarily of consumer and residential real estate loans discharged in Chapter 7 bankruptcy that had not been reaffirmed by the borrower, as well as nonperforming CRE loans for which specific reserves had been recognized. As these loans have been classified as NPLs, cash proceeds from the sale of the underlying collateral is the expected source of repayment for a majority of these loans. Accordingly, the fair value of these loans is derived from the estimated fair value of the underlying collateral, incorporating market data if available. There were no gains or losses during the three months ended March 31, 2016 or the year ended December 31, 2015, as the charge-offs related to these loans are a component of the ALLL. Due to the lack of market data for similar assets, all of these loans are considered level 3.

OREO
OREO is measured at the lower of cost, or fair value less costs to sell. OREO classified as level 2 consists primarily of residential homes and commercial properties for which binding purchase agreements exist. OREO classified as level 3 consists primarily of residential homes, commercial properties, and vacant lots and land for which initial valuations are based on property-specific appraisals, broker pricing opinions, or other limited, highly subjective market information. Updated value estimates are received regularly for level 3 OREO.

Other Assets
Other assets consists of other repossessed assets, assets under operating leases where the Company is the lessor, land held for sale, and equity method investments.
Other repossessed assets comprises repossessed personal property that is measured at fair value less cost to sell. These assets are considered level 3 as their fair value is determined based on a variety of subjective, unobservable factors. There were no losses recognized by the Company on other repossessed assets during the three months ended March 31, 2016 or the year ended December 31, 2015, as the impairment charges on repossessed personal property were a component of the ALLL.
The Company monitors the fair value of assets under operating leases where the Company is the lessor and recognizes impairment on the leased asset to the extent the carrying value is not recoverable and is greater than its fair value. Fair value is determined using collateral specific pricing digests, external appraisals, broker opinions, recent sales data from industry equipment dealers, and the discounted cash flows derived from the underlying lease agreement. As market data for similar assets and lease arrangements is available and used in the valuation, these assets are considered level 2. No impairment charges attributable to the fair value of various personal property under operating leases were recognized during the three months ended March 31, 2016. During the year ended December 31, 2015, the Company recognized impairment charges of $6 million attributable to changes in the fair value of various personal property under operating leases.
Land held for sale is recorded at the lesser of carrying value or fair value less cost to sell, and is considered level 2 as its fair value is determined based on market comparables and broker opinions. There were no impairment charges recognized on land held for sale during the three months ended March 31, 2016. Impairment charges recognized on land held for sale were immaterial during the year ended December 31, 2015.

Notes to Consolidated Financial Statements (Unaudited), continued

Fair Value of Financial Instruments
The measured amounts and fair values of the Company’s financial instruments are as follows:

	March 31, 2016		Fair Value Measurements
(Dollars in millions)	Measured Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$4,327	$4,327	$4,327	$—	$—	(a)
Trading assets and derivative instruments	7,050	7,050	1,046	5,967	37	(b)
Securities AFS	28,188	28,188	3,844	23,764	580	(b)
LHFS	1,911	1,915	—	1,866	49	(c)
LHFI, net	137,976	135,954	—	366	135,588	(d)
Financial liabilities:
Deposits	152,161	152,144	—	152,144	—	(e)
Short-term borrowings	4,944	4,944	—	4,944	—	(f)
Long-term debt	8,514	8,435	—	7,744	691	(f)
Trading liabilities and derivative instruments	1,536	1,536	717	814	5	(b)

	December 31, 2015		Fair Value Measurements
(Dollars in millions)	Measured Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$5,599	$5,599	$5,599	$—	$—	(a)
Trading assets and derivative instruments	6,119	6,119	866	5,143	110	(b)
Securities AFS	27,825	27,825	3,542	23,727	556	(b)
LHFS	1,838	1,842	—	1,803	39	(c)
LHFI, net	134,690	131,178	—	397	130,781	(d)
Financial liabilities:
Deposits	149,830	149,889	—	149,889	—	(e)
Short-term borrowings	4,627	4,627	—	4,627	—	(f)
Long-term debt	8,462	8,374	—	7,772	602	(f)
Trading liabilities and derivative instruments	1,263	1,263	664	593	6	(b)

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

(a)	Cash and cash equivalents are valued at their carrying amounts, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments.

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
Generally, the Company measures fair value for LHFI based on estimated future discounted cash flows using current origination rates for loans with similar terms and credit quality, which derived an estimated value of 102% and 101% on the loan portfolio’s net carrying value at March 31, 2016 and December 31, 2015, respectively. The value derived from origination rates likely does not represent an exit price; therefore, an incremental market risk and liquidity discount was applied when estimating the fair value of these loans. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans.

(e)
Deposit liabilities with no defined maturity such as DDAs, NOW/money market accounts, and savings accounts have a fair value equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for CDs are estimated using a discounted cash flow approach that applies current interest rates to a schedule of aggregated

Notes to Consolidated Financial Statements (Unaudited), continued

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

Unfunded loan commitments and letters of credit are not included in the table above. At March 31, 2016 and December 31, 2015, the Company had $64.7 billion and $66.2 billion, respectively, of unfunded commercial loan commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related unfunded commitments reserve, which was a combined $64 million and $66 million at March 31, 2016 and December 31, 2015, respectively. No active trading market exists for these instruments, and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of consumer unfunded lending commitments which can generally be canceled by providing notice to the borrower.

NOTE 15 – CONTINGENCIES
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries are parties to numerous civil claims and lawsuits and subject to regulatory examinations, investigations, and requests for information. Some of these matters involve claims for substantial amounts. The Company’s experience has shown that the damages alleged by plaintiffs or claimants are often overstated, based on unsubstantiated legal theories, unsupported by facts, and/or bear no relation to the ultimate award that a court might grant. Additionally, the outcome of litigation and regulatory matters and the timing of ultimate resolution are inherently difficult to predict. These factors make it difficult for the Company to provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. However, on a case-by-case basis, reserves are established for those legal claims in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company's financial statements at March 31, 2016 reflect the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved.
For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of related reserves, if any. Management currently estimates these losses to range from $0 to approximately $180 million. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information available at March 31, 2016. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure. Based on current knowledge, it is the opinion of management that liabilities arising from legal claims in excess of the amounts currently reserved, if any, will not have a material impact on the Company’s financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s financial condition, results of operations, or cash flows for any given reporting period.
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

Lehman Brothers Holdings, Inc. Litigation
Beginning in October 2008, STRH, along with other underwriters and individuals, were named as defendants in several individual and putative class action complaints filed in the U.S. District Court for the Southern District of New York and state and federal courts in Arkansas, California, Texas, and Washington. Plaintiffs alleged violations of Sections 11 and 12 of the Securities Act of 1933 and/or state law for allegedly false and misleading disclosures in connection with various debt and preferred stock offerings of Lehman Brothers Holdings, Inc. ("Lehman Brothers") and sought unspecified damages. All cases were transferred for coordination to the multi-district litigation captioned In re Lehman Brothers Equity/Debt Securities Litigation pending in the U.S. District Court for the Southern

Notes to Consolidated Financial Statements (Unaudited), continued

District of New York. Defendants filed a motion to dismiss all claims asserted in the class action. On July 27, 2011, the District Court granted in part and denied in part the motion to dismiss the claims against STRH and the other underwriter defendants in the class action. A settlement with the class plaintiffs was approved by the Court and the class settlement approval process was completed. A number of individual lawsuits and smaller putative class actions remained following the class settlement. STRH settled two such individual actions. The other individual lawsuits were dismissed. In two of such dismissed individual actions, the plaintiffs were unable to appeal the dismissals of their claims until their claims against a third party were resolved. In one of these individual actions, the plaintiffs filed a notice of appeal to the Second Circuit Court of Appeals. Oral argument in that appeal was heard on April 21, 2016. In the other individual action, no appeal has been filed.

Bickerstaff v. SunTrust Bank
This case was filed in the Fulton County State Court on July 12, 2010, and an amended complaint was filed on August 9, 2010. Plaintiff asserts that all overdraft fees charged to his account which related to debit card and ATM transactions are actually interest charges and therefore subject to the usury laws of Georgia. Plaintiff has brought claims for violations of civil and criminal usury laws, conversion, and money had and received, and purports to bring the action on behalf of all Georgia citizens who incurred such overdraft fees within the four years before the complaint was filed where the overdraft fee resulted in an interest rate being charged in excess of the usury rate. The Bank filed a motion to compel arbitration and on March 16, 2012, the Court entered an order holding that the Bank's arbitration provision is enforceable but that the named plaintiff in the case had opted out of that provision pursuant to its terms. The Court explicitly stated that it was not ruling at that time on the question of whether the named plaintiff could have opted out for the putative class members. The Bank filed an appeal of this decision, but this appeal was dismissed based on a finding that the appeal was prematurely granted. On April 8, 2013, the plaintiff filed a motion for class certification and that motion was denied on February 19, 2014. Plaintiff appealed the denial of class certification and on September 8, 2015, the Georgia Supreme Court agreed to hear the appeal. On January 4, 2016, the Georgia Supreme Court heard oral argument on the appeal.
Putative ERISA Class Actions
Company Stock Class Action
Beginning in July 2008, the Company and certain officers, directors, and employees of the Company were named in a putative class action alleging that they breached their fiduciary duties under ERISA by offering the Company's common stock as an investment option in the SunTrust Banks, Inc. 401(k) Plan (the “Plan”). The plaintiffs purport to represent all current and former Plan participants who held the Company stock in their Plan accounts from May 15, 2007 to March 30, 2011 and seek to recover alleged losses these participants supposedly incurred as a result of their investment in Company stock.
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

Notes to Consolidated Financial Statements (Unaudited), continued

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
After Tibble, the cases pending on appeal were remanded to the District Court. On March 25, 2016, a consolidated amended complaint was filed, consolidating all of these pending actions into one case.

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

Mortgage Modification Investigation
In the third quarter of 2014, STM resolved claims by the United States Attorney’s Office for the Western District of Virginia and the Office of the Special Inspector General for the Troubled Asset Relief Program relating to STM's administration of HAMP. Pursuant to the settlement, the Company paid $46 million, including $20 million to fund housing counseling for homeowners, $10 million in restitution to Fannie Mae and Freddie Mac, and $16 million to the U.S. Treasury, and transferred its minimum consumer remediation obligation of $179 million to the required deposit account to be controlled by a third party claims administrator. The Company incurred a $204 million pre-tax charge in the second quarter of 2014 in connection with this matter, which included its estimate of the consumer remediation obligation. STM continues to cooperate with the government and the claims administrator regarding administration of the consumer remediation payment process, the claim period for which ended in the first quarter of 2016. During the first quarter of 2016, the government released STM of any monetary obligation beyond the $179 million minimum consumer remediation obligation.
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

Notes to Consolidated Financial Statements (Unaudited), continued

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

Felix v. SunTrust Mortgage, Inc.
This putative class action was filed against STM on April 4, 2016. Plaintiff alleges that STM breaches its contract with borrowers when it collects interest on FHA loans at repayment because STM fails to use an approved FHA notice form. Plaintiff also alleges that STM violates the Georgia usury statute by collecting such interest. Plaintiff attempts to bring the breach of contract claim on behalf of all borrowers and the usury claim on behalf of Georgia borrowers. STM has not yet responded to the allegations but will defend itself against these allegations.
Northern District of Georgia Investigation
On April 28, 2016, the Bank received a subpoena from the United States Attorney’s Office for the Northern District of Georgia in connection with an investigation pertaining to a suspected embezzlement by an employee of a SunTrust business client. The subpoena requests information regarding the Bank’s Anti-Money Laundering and Bank Secrecy Act compliance processes to detect such crimes by employees of business clients. The Company is cooperating with the investigation.

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

The Consumer Banking and Private Wealth Management segment is made up of three primary businesses: Consumer Banking, Consumer Lending, and Private Wealth Management.

•
Consumer Banking provides services to consumers and branch-managed small business clients through an extensive network of traditional and in-store branches, ATMs, the internet (www.suntrust.com), mobile banking, and telephone (1-800-SUNTRUST). Financial products and services offered to consumers and small business clients include deposits and payments, loans, brokerage, and various fee-based services. Discount/online and full-service brokerage products are offered to individual clients through STIS. Consumer Banking also serves as an entry point for clients and provides services for other lines of business.

•
Consumer Lending offers an array of lending products to consumers and small business clients via the Company's Consumer Banking and Private Wealth Management businesses, through online channels (www.suntrust.com and www.lightstream.com), as well as through various national offices and partnerships. Products offered include home equity lines, personal credit lines and loans, direct auto, indirect auto, student lending, credit cards, and other lending products.

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

Notes to Consolidated Financial Statements (Unaudited), continued

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

•
Net interest income – Net interest income is presented on an FTE basis to make income from tax-exempt assets comparable to other taxable products. The segment results reflect matched maturity funds transfer pricing, which ascribes credits or charges based on the economic value or cost created by the assets and liabilities of each segment. The difference between funds credits and funds charges at the segment level resides in Reconciling Items. The change in this variance is generally attributable to corporate balance sheet management strategies.

•
Provision/(benefit) for credit losses – Represents net charge-offs by segment combined with an allocation to the segments of the provision/(benefit) attributable to each segment's quarterly change in the ALLL and unfunded commitments reserve balances.

•
Provision for income taxes – Calculated using a blended income tax rate for each segment. This calculation includes the impact of various adjustments, such as the reversal of the FTE gross up on tax-exempt assets, tax adjustments, and credits that are unique to each segment. The difference between the calculated provision for income taxes at the segment level and the consolidated provision for income taxes is reported in Reconciling Items.

The segment’s financial performance is comprised of direct financial results, as well as various allocations that for internal management reporting purposes provide an enhanced view of the segment’s financial performance. The internal allocations include the following:

•	Operational costs – Expenses are charged to the segments based on various statistical volumes multiplied by activity

Notes to Consolidated Financial Statements (Unaudited), continued

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

	Three Months Ended March 31, 2016
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$41,597	$70,757	$25,946	$72	$—	$138,372
Average consumer and commercial deposits	93,314	53,567	2,311	85	(48)	149,229
Average total assets	47,268	84,375	29,203	30,564	1,604	193,014
Average total liabilities	93,933	59,439	2,686	13,178	(19)	169,217
Average total equity	—	—	—	—	23,797	23,797
Statements of Income:
Net interest income	$700	$457	$112	$30	($17)	$1,282
FTE adjustment	—	35	—	1	—	36
Net interest income - FTE [1]	700	492	112	31	(17)	1,318
Provision/(benefit) for credit losses [2]	29	82	(10)	—	—	101
Net interest income after provision/(benefit) for credit losses - FTE	671	410	122	31	(17)	1,217
Total noninterest income	355	285	124	22	(5)	781
Total noninterest expense	748	407	175	(6)	(6)	1,318
Income before provision for income taxes - FTE	278	288	71	59	(16)	680
Provision for income taxes - FTE [3]	104	91	26	18	(8)	231
Net income including income attributable to noncontrolling interest	174	197	45	41	(8)	449
Net income attributable to noncontrolling interest	—	—	—	2	—	2
Net income	$174	$197	$45	$39	($8)	$447

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended March 31, 2015
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$41,127	$67,733	$24,439	$43	($4)	$133,338
Average consumer and commercial deposits	90,507	47,565	2,359	90	(45)	140,476
Average total assets	47,129	81,160	27,936	29,013	4,027	189,265
Average total liabilities	91,158	53,685	2,615	18,713	(78)	166,093
Average total equity	—	—	—	—	23,172	23,172
Statements of Income:
Net interest income	$666	$430	$121	$29	($106)	$1,140
FTE adjustment	—	34	—	1	—	35
Net interest income - FTE [1]	666	464	121	30	(106)	1,175
Provision/(benefit) for credit losses [2]	70	(4)	(10)	—	(1)	55
Net interest income after provision/(benefit) for credit losses - FTE	596	468	131	30	(105)	1,120
Total noninterest income	363	285	132	42	(5)	817
Total noninterest expense	730	397	178	(19)	(6)	1,280
Income before provision for income taxes - FTE	229	356	85	91	(104)	657
Provision for income taxes - FTE [3]	85	120	30	31	(40)	226
Net income including income attributable to noncontrolling interest	144	236	55	60	(64)	431
Net income attributable to noncontrolling interest	—	—	—	2	—	2
Net income	$144	$236	$55	$58	($64)	$429
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

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Components of AOCI, net of tax, were calculated as follows:

(Dollars in millions)	Securities AFS	Derivative Instruments	Long-Term Debt		Employee Benefit Plans	Total
Three Months Ended March 31, 2016
Balance, beginning of period	$135	$87	$—		($682)	($460)
Cumulative credit risk adjustment [1]	—	—	(5)		—	(5)
Net unrealized gains/(losses) arising during the period	279	192	(2)	[1]	—	469
Amounts reclassified from AOCI	—	(42)	—		59	17
Other comprehensive income/(loss), net of tax	279	150	(2)		59	486
Balance, end of period	$414	$237	($7)		($623)	$21

Three Months Ended March 31, 2015
Balance, beginning of period	$298	$97	$—		($517)	($122)
Net unrealized gains arising during the period	86	78	—		—	164
Amounts reclassified from AOCI	—	(34)	—		(73)	(107)
Other comprehensive income/(loss), net of tax	86	44	—		(73)	57
Balance, end of period	$384	$141	$—		($590)	($65)
1 See Note 1, "Significant Accounting Policies," for additional information regarding the Company's partial adoption of ASU 2016-01 beginning January 1, 2016.

Reclassifications from AOCI, and the related tax effects, were as follows:

(Dollars in millions)	Three Months Ended March 31		Affected Line Item in the Statement Where Net Income is Presented
Details About AOCI Components	2016	2015
Derivative Instruments:
Realized gains on cash flow hedges	($67)	($54)	Interest and fees on loans
Tax effect	25	20	Provision for income taxes
	(42)	(34)

Employee Benefit Plans:
Amortization of prior service credit	(1)	(1)	Employee benefits
Amortization of actuarial loss	6	5	Employee benefits
Adjustment to funded status of employee benefit obligation	89	(120)	Other assets/other liabilities
	94	(116)
Tax effect	(35)	43	Provision for income taxes
	59	(73)

Total reclassifications from AOCI	$17	($107)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Important Cautionary Statement About Forward-Looking Statements
This report contains forward-looking statements. Statements regarding: (i) future levels of net interest margin, regulatory assessments, mortgage production income, mortgage servicing income, service charges on deposit accounts, loans and loan growth, the ratio of ALLL to period end LHFI, the provision for loan losses, the ratio of NPLs to period end LHFI, NPLs and net charge-offs, the net charge-off ratio, and share repurchases; (ii) future asset and credit quality, including in the home equity portfolio, and the future rates of NPL formation and energy-related NPLs; (iii) future provision expense exceeding charge-offs; (iv) our expectations regarding the return to accruing status for certain TDRs; (v) the size and composition of the securities AFS portfolio; (vi) future actions taken regarding the LCR and related effects, and our ability to comply with future regulatory requirements within regulatory timelines; and (vii) efficiency goals, are forward looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Such statements are based upon the current beliefs and expectations of management and on information currently available to management. They speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.
Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Part I, Item 1A., "Risk Factors" of our 2015 Annual Report on Form 10-K and also include risks discussed in this report and in other periodic reports that we file with the SEC. Additional factors include: current and future legislation and regulation could require us to change our business practices, reduce revenue, impose additional costs, or otherwise adversely affect business operations or competitiveness; we are subject to increased capital adequacy and liquidity requirements and our failure to meet these would adversely affect our financial condition; the fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings; our financial results have been, and may continue to be, materially affected by general economic conditions, and a deterioration of economic conditions or of the financial markets may materially adversely affect our lending and other businesses and our financial results and condition; changes in market interest rates or capital markets could adversely affect our revenue and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity; our earnings may be affected by volatility in mortgage production and servicing revenues, and by changes in carrying values of our MSRs and mortgages held for sale due to changes in interest rates; disruptions in our ability to access global capital markets may adversely affect our capital resources and liquidity; we are subject to credit risk; we may have more credit risk and higher credit losses to the extent that our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral; we rely on the mortgage secondary market and GSEs for some of our liquidity; loss of customer deposits could increase our funding costs; we are subject to litigation, and our expenses related to this litigation may adversely affect our results; we may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations; we are subject to certain risks related to originating and selling mortgages, and may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, or borrower fraud, and this could harm our liquidity, results of operations, and financial condition; we face certain risks as a servicer of loans; we are subject to risks related to delays in the foreclosure process; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; consumers and small businesses may decide not to use banks to complete their financial transactions, which could affect net income; we have businesses other than banking which subject us to a variety of risks; negative public opinion could damage our reputation and adversely impact business and revenues; we rely on other companies to provide key components of our business infrastructure; competition in the financial services industry is intense and we could lose business or suffer margin declines as a result; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; our ability to receive dividends from our subsidiaries or other investments could affect our liquidity and ability to pay dividends; any reduction in our credit rating could increase the cost of our funding from the capital markets; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we depend on the expertise of key personnel, and if these individuals leave or change their roles without effective replacements, operations may suffer; we may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategies; our framework for managing risks may not be effective in mitigating risk and loss to us; our controls and procedures may not prevent or detect all errors or acts of fraud; we are at risk of increased losses from fraud; a failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses; the soundness of other financial institutions could adversely affect us; we depend on the accuracy and completeness of information about clients and counterparties; our accounting policies and processes are critical to how we report our financial condition and results of operation, and they require management to make estimates about matters that are uncertain; depressed market values for our stock and adverse economic conditions sustained over a period of time may require us to write down some portion of our goodwill; our financial instruments measured at fair value expose us to certain market risks; our stock price can be volatile; we might not pay dividends on our stock; and certain banking laws and certain provisions of our articles of incorporation may have an anti-takeover effect.

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
This MD&A is intended to assist readers in their analysis of the accompanying Consolidated Financial Statements and supplemental financial information. It should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q, as well as other information contained in this document and our 2015 Annual Report on Form 10-K. When we refer to “SunTrust,” “the Company,” “we,” “our,” and “us” in this narrative, we mean SunTrust Banks, Inc. and subsidiaries (consolidated). In the MD&A, net interest income, net interest margin, total revenue, and efficiency ratios are presented on an FTE basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. Additionally, we present other non-U.S. GAAP metrics to assist investors in understanding management’s view of particular financial measures, as well as to align presentation of these financial measures with peers in the industry who may also provide a similar presentation. Reconcilements for all non-U.S. GAAP measures are provided in Table 1.

EXECUTIVE OVERVIEW
Financial Performance
During the first quarter of 2016, we delivered solid revenue growth and maintained our expense discipline, which resulted in positive operating leverage. Our strategic focus on efficiency improvement and balance sheet optimization led to improved profitability and 8% EPS growth compared to the first quarter of 2015. Total revenue for the first quarter of 2016 increased 3% sequentially and 5% year-over-year despite challenging market conditions. The sequential quarter improvement was driven by a 3% increase in net interest income and 2% growth in noninterest income, where we benefited from higher mortgage-related income due to refinancing activity, and higher capital markets income. The increase in revenue compared to the first quarter of 2015 was due to higher net interest income in the current quarter, which more than offset a 4% decline in noninterest income. This noninterest income decline was driven primarily by asset disposition gains recorded in the first quarter of 2015 and lower wealth management-related income in the current quarter.
Our net interest margin improved six basis points sequentially and increased 21 basis points year-over-year, reflecting our continued efforts to optimize the balance sheet, including improving our loan mix, growing deposits, and reducing long-term debt. Looking ahead, we expect net interest margin to decline by an average of two basis points per quarter for the remainder of 2016, assuming there are no additional increases in the Fed funds rate. If there are increases, we would expect our net interest margin to benefit, with the amount of benefit dependent on interest rates as well as the broader competitive environment. See additional discussion related to revenue, noninterest income, and net interest income and margin in the "Noninterest Income" and "Net Interest Income/Margin" sections of this MD&A. Also in this MD&A, see Table 13, "Net Interest Income Asset Sensitivity," for an analysis of potential changes in net interest income due to instantaneous moves in benchmark interest rates.
Noninterest expense increased $38 million, or 3%, compared to the first quarter of 2015, primarily due to higher marketing expense associated with our campaign to further advance the Company's purpose, as well as increases in outside processing costs and operating losses. Noninterest expense increased $30 million, or 2%, sequentially, driven by an $84 million increase in personnel expense resulting from the typical seasonal increases in benefits expense. Beginning in the third quarter of 2016, we expect regulatory assessments expense will increase by approximately $10 million per quarter given the FDIC’s recently announced surcharge on large depository institutions. This incremental surcharge is anticipated to be in effect for approximately 10 quarters. See additional discussion related to noninterest expense in the "Noninterest Expense" section of this MD&A. Also see Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding, and a reconciliation of, adjusted noninterest expense.
During the first quarter of 2016, our efficiency ratio improved to 62.8% from 64.2% in the first quarter of 2015. Our tangible efficiency ratio also improved during the current quarter to 62.3% from 63.9% in the first quarter of 2015, as revenue growth exceeded expense growth. Our first quarter progress, while early, puts us on pace to meet our objective of improving our efficiency ratio for the fifth consecutive year, and more importantly, demonstrates our intense focus on strong expense discipline and achieving our long term efficiency goal of below 60%. See Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding, and reconciliations of, our tangible and adjusted tangible efficiency ratios.
Overall asset quality performance remained strong during the first quarter of 2016, as evidenced by stable and low delinquency levels, as well as a 0.25% net charge-off ratio; however, the low oil price environment continued to pressure our energy clients, which contributed to increases in NPLs, the ALLL, and our provision for loan losses compared to the fourth quarter of 2015. As anticipated, the NPL ratio increased sequentially due to deterioration in the energy portfolio, which, when combined with loan growth, resulted in an $18 million increase in our total ALLL compared to December 31, 2015. We migrated approximately $250 million of additional energy loans to nonperforming status during the current quarter, and also increased our criticized accruing loan balance by approximately $150 million. These actions reflect our internal risk review as well as the results of the recent Shared National Credit examination. Though we have increased the resources and intensity around managing our energy exposure, we continue to view our energy-related risk as manageable in the context of our overall Company. See additional discussion of our energy-related loan exposure, as well as our credit and asset quality, in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A.
During the first quarter of 2016, our average loans increased $3.2 billion, or 2%, sequentially, driven by broad-based growth across most portfolios. Commercial loan growth was driven by our C&I and commercial real estate clients, while consumer loan growth was generally broad-based. The momentum in our consumer direct portfolio continues to produce profitable growth, driven by our online and third-party origination channels. Compared to the first quarter of 2015, average loans grew $5.0 billion, or 4%, driven by our C&I, nonguaranteed residential mortgage, and consumer direct portfolios. This growth was partially offset by a decline in residential home equity, paydowns in CRE, and a decrease in our consumer indirect portfolio, driven by our $1.0 billion securitization of indirect auto loans in the second quarter of 2015. While we may not sustain loan growth at the first quarter rate, client activity levels remain healthy and we will remain focused on generating targeted loan growth at accretive risk-adjusted returns. See additional loan discussion in the “Loans,” “Nonperforming Assets,” and "Net Interest Income/Margin" sections of this MD&A.
Average consumer and commercial deposits increased 1% sequentially and 6% year-over-year, driven by strong and broad-based growth in lower cost deposits across most of our business segments. Our success in growing deposits reflects our overall strategic efforts to meet more clients’ deposit and payment needs and improve profitability; this growth has been enabled by investments in technology platforms and client-facing bankers. Rates paid on our deposits increased two basis points sequentially, given the increase in short-term rates. If interest rates rise further, this trend will continue; however, we will maintain a disciplined approach to pricing with a focus on maximizing the value proposition, other than rates paid, for our clients. See additional discussion regarding average deposits in the "Net Interest Income/Margin" section of this MD&A.
Capital and Liquidity
Our strong capital position enabled us to grow capital returns and reduce our share count during the first quarter of 2016, as we repurchased $151 million of our outstanding common stock and $24 million of our common stock warrants under our 2015 capital plan. This share count reduction enabled us to generate 8% EPS growth year-over-year, based on 5% growth in net income available to common shareholders. During April 2016, we repurchased an additional $175 million of our outstanding common stock, completing our repurchase of common equity under the 2015 capital plan, which effectively expires at the end of the second quarter. We submitted our 2016 capital plan in conjunction with the 2016 CCAR in April 2016, for which we expect to receive feedback from the Federal Reserve in June. See additional details related to our capital actions and share repurchases in the “Capital Resources” section of this MD&A and in Part II, Item 2 of this Form 10-Q.
Our book value and tangible book value per common share increased 3% and 5%, respectively, compared to December 31, 2015, and increased 7% and 9%, respectively, compared to March 31, 2015, due primarily to growth in retained earnings and higher AOCI resulting from the decline in interest rates. Additionally, we paid a $0.24 dividend per common share for the first quarter of 2016, an increase from $0.20 per common share for the first quarter of 2015. See additional details related to our capital actions in the “Capital Resources” section of this MD&A and in Note 13, "Capital," to the Consolidated Financial Statements in our 2015 Annual Report on Form 10-K. Also see Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding, and a reconciliation of, tangible book value per common share.
Our regulatory capital position was stable during the first quarter of 2016, with a CET1 ratio of 9.90% at March 31, 2016. Additionally, our estimated CET1 ratio at March 31, 2016, on a fully phased-in basis, was 9.77%, which is well above the current regulatory requirement. See Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures" in this MD&A for a reconciliation of our transitional CET1 ratio to our fully phased-in CET1 ratio.
Separately, our LCR at March 31, 2016 exceeded the current regulatory requirement of 90%. See additional discussion of our capital and liquidity position in the "Capital Resources" and "Liquidity Risk Management" sections of this MD&A.
Business Segments Highlights
Consumer Banking and Private Wealth Management
Consumer Banking and Private Wealth Management net income decreased $15 million sequentially due to lower wealth-management related income resulting from continued market volatility, but net income increased $30 million year-over-year as a result of higher net interest income and improved asset quality. Net interest income was stable sequentially and up 5% year-over-year, driven by strong loan and deposit growth coupled with our continued focus on balance sheet optimization. Our direct consumer lending businesses continue to exhibit strong momentum with average balances up approximately $1.5 billion, or 31%, year-over-year due to the investments we have made to enhance both our product offerings and client experience. Additionally, our emphasis on deepening client relationships has driven strong deposit growth, which increased 2% sequentially and 3% year-over-year. Noninterest income was down 5% sequentially and 2% year-over-year, as wealth management-related revenue has been pressured by market volatility and lower assets under management. Asset quality remains strong with delinquencies and net charge-offs remaining near historically low levels. Going forward, we expect the asset quality improvements in the home equity products portfolio to abate, resulting in increased provision expense. Noninterest expense increased 2% year-over-year, due to continued investments in technology, elevated marketing expenditures, and growth in revenue generating positions. The efficiency ratio was stable as revenue growth and cost saving initiatives funded much of these investments, and we continue to see opportunities to improve efficiency and effectiveness within this business.

Wholesale Banking
Despite strong revenue growth, Wholesale Banking net income declined both sequentially and year-over-year, due to increased provision expense driven by loan growth, increased energy-related credit reserves, and moderating asset quality improvements in other sectors. Revenue increased 4% sequentially and year-over-year as a result of higher net interest income, driven by strong balance sheet growth, and higher noninterest income on a sequential quarter basis. Net interest income increased 2% sequentially and 6% year-over-year, primarily due to strong loan and deposit growth. Capital markets-related income increased sequentially and year-over-year despite the decline in industry transaction volume in the first quarter of 2016. Revenue growth continued to exceed expense growth, resulting in an improvement in the efficiency ratio year-over-year. This positive operating leverage has funded strategic investments in revenue growth initiatives.

Mortgage Banking
Net income declined $23 million sequentially, entirely due to a lower decline in the ALLL, as the improvement in mortgage credit quality has tempered. Net interest income declined both sequentially and compared to the first quarter of 2015, driven by the decline in mortgage loan spreads given the low interest rate environment. Noninterest income increased 9% sequentially, driven by both production and servicing. The 14% increase in mortgage production income was largely due to higher refinance activity in response to the decline in rates seen during the quarter, which also led to higher gain-on-sale margins. Servicing income increased 11% sequentially, due to improved net hedge performance and lower decay expense. We purchased $8 billion of MSRs in the first quarter, approximately $2 billion of which are reflected in our total UPB of loans serviced at March 31, 2016, with the remainder scheduled to transfer during the second quarter. This is consistent with our strategy to grow our servicing portfolio. Application activity was up 37% sequentially, and was strong across both refinance and purchase clients. We expect second quarter mortgage production income to increase from first quarter levels, driven by the notable increase in application activity coupled with the onset of the spring selling season. Partially offsetting this is an expected decline in servicing income, as decay expense will likely increase as the refinance application activity in the first quarter is closed in the second quarter. Expenses remain well controlled, as continued focus on expense discipline and reduced credit-related expenses have funded investments to further improve efficiency and enhance our clients' experience.

Additional information related to our business segments can be found in Note 16, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q, and further discussion of our business segment results for the first quarter of 2016 and 2015 can be found in the "Business Segment Results" section of this MD&A.

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures		Table 1
(Dollars in millions and shares in thousands, except per share data)
	Three Months Ended March 31
Selected Financial Data	2016	2015
Summary of Operations:
Interest income	$1,411	$1,272
Interest expense	129	132
Net interest income	1,282	1,140
Provision for credit losses	101	55
Net interest income after provision for credit losses	1,181	1,085
Noninterest income	781	817
Noninterest expense	1,318	1,280
Income before provision for income taxes	644	622
Provision for income taxes	195	191
Net income attributable to noncontrolling interest	2	2
Net income	$447	$429
Net income available to common shareholders	$430	$411
Net interest income - FTE [1]	$1,318	$1,175
Total revenue - FTE [1]	2,099	1,992
Net income per average common share:
Diluted	$0.84	$0.78
Basic	0.85	0.79
Dividends paid per average common share	0.24	0.20
Book value per common share	44.97	42.01
Tangible book value per common share [2]	32.90	30.29
Market capitalization	18,236	21,450
Selected Average Balances:
Total assets	$193,014	$189,265
Earning assets	174,189	168,179
Loans	138,372	133,338
Consumer and commercial deposits	149,229	140,476
Brokered time and foreign deposits	902	1,250
Intangible assets including MSRs	7,569	7,502
MSRs	1,215	1,152
Preferred stock	1,225	1,225
Total shareholders’ equity	23,797	23,172
Average common shares - diluted	509,931	526,837
Average common shares - basic	505,482	521,020
Financial Ratios (Annualized):
ROA	0.93%	0.92%
ROE [3]	7.71	7.63
ROTCE [4]	10.60	10.64
Net interest margin - FTE [1]	3.04	2.83
Efficiency ratio [5]	62.81	64.23
Tangible efficiency ratio [6]	62.33	63.91
Total average shareholders’ equity to total average assets	12.33	12.24
Tangible equity to tangible assets [7]	9.56	9.34
Capital Ratios at period end [8]:
CET1	9.90%	9.89%
CET1 - fully phased-in	9.77	9.74
Tier 1 capital	10.63	10.76
Total capital	12.39	12.69
Leverage	9.50	9.41

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)

(Dollars in millions, except per share data)
	Three Months Ended March 31
Reconcilement of Non-U.S. GAAP Measures	2016	2015
Efficiency ratio [5]	62.81%	64.23%
Impact of excluding amortization	(0.48)	(0.32)
Tangible efficiency ratio [6]	62.33%	63.91%

ROE [3]	7.71%	7.63%
Impact of removing average intangible assets (net of deferred taxes), other than MSRs and other servicing rights, from average common shareholders' equity	2.89	3.01
ROTCE [4]	10.60%	10.64%

Net interest income	$1,282	$1,140
Taxable-equivalent adjustment	36	35
Net interest income - FTE [1]	1,318	1,175
Noninterest income	781	817
Total revenue - FTE [1]	$2,099	$1,992

(Dollars in millions, except per share data)	March 31, 2016	March 31, 2015
Total shareholders’ equity	$24,053	$23,260
Goodwill, net of deferred taxes [9]	(6,094)	(6,106)
Other intangible assets (including MSRs and other servicing rights), net of deferred taxes [10]	(1,195)	(1,193)
MSRs and other servicing rights	1,189	1,181
Tangible equity	17,953	17,142
Noncontrolling interest	(101)	(106)
Preferred stock	(1,225)	(1,225)
Tangible common equity	$16,627	$15,811

Total assets	$194,158	$189,881
Goodwill	(6,337)	(6,337)
Other intangible assets, including MSRs and other servicing rights	(1,198)	(1,193)
MSRs and other servicing rights	1,189	1,181
Tangible assets	$187,812	$183,532
Tangible equity to tangible assets [7]	9.56%	9.34%
Tangible book value per common share [2]	$32.90	$30.29

Total LHFI	$139,746	$132,380
Government-guaranteed LHFI	(5,888)	(4,992)
LHFI at fair value	(255)	(268)
Total LHFI, excluding government-guaranteed and fair value loans	$133,603	$127,120
ALLL to total LHFI, excluding government-guaranteed and fair value loans [11]	1.32%	1.49%

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)

Reconciliation of CET1 Ratio [8]	March 31, 2016	March 31, 2015
CET1	9.90%	9.89%
Less:
MSRs	(0.10)	(0.11)
Other [12]	(0.03)	(0.04)
CET1 - fully phased-in	9.77%	9.74%

(Dollars in millions)
Reconciliation of Pre-Provision Net Revenue ("PPNR") [13]	Three Months Ended March 31, 2016
Income before provision for income taxes	$644
Provision for credit losses	101
Less:
Net securities gains	—
PPNR	$745

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
2 We present a tangible book value per common share that excludes the after-tax impact of purchase accounting intangible assets and also excludes noncontrolling interest and preferred stock from tangible equity. We believe this measure is useful to investors because, by removing the effect of intangible assets that result from merger and acquisition activity as well as noncontrolling interest and preferred stock (the level of which may vary from company to company), it allows investors to more easily compare our common stock book value to other companies in the industry.
3 Prior period amounts have been updated to remove noncontrolling interest from common shareholders' equity in the calculation.
4 We present ROTCE, which excludes the after-tax impact of purchase accounting intangible assets from average common shareholders' equity and excludes the related intangible asset amortization from net income available to common shareholders. We believe this measure is useful to investors because, by removing the impact of these intangible assets and related amortization that result from merger and acquisition activity (the level of which may vary from company to company), it allows investors to more easily compare our ROE to other companies in the industry who present a similar measure. We also believe that removing these items provides a more relevant measure of the return on our common shareholders' equity.
5 Computed by dividing noninterest expense by total revenue - FTE. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources.
6 We present a tangible efficiency ratio which excludes amortization related to intangible assets and certain tax credits. We believe this measure is useful to investors because it allows investors to more easily compare our efficiency to other companies in the industry. This measure is utilized by us to assess our efficiency and that of our lines of business.
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
8 Basel III Final Rules became effective for us on January 1, 2015. The CET1 ratio on a fully phased-in basis at March 31, 2016 is estimated and is presented to provide investors with some indication of our capital adequacy under the future CET1 requirements, which will apply to us beginning on January 1, 2018.
9 Net of deferred taxes of $243 million and $231 million at March 31, 2016 and 2015, respectively.
10Net of deferred taxes of $3 million and $0 at March 31, 2016 and 2015, respectively.
11We present a ratio of allowance to total LHFI, excluding government-guaranteed and fair value LHFI. We believe that this presentation more appropriately reflects the relationship between the ALLL and loans subject to an allowance. No allowance is recorded for loans held at fair value or loans guaranteed by a government agency for which we assume nominal risk of principal loss.
12Primarily includes the deduction from capital of certain carryforward DTAs, the overfunded pension asset, and other intangible assets.
13 We present a reconciliation of PPNR because it is a performance metric utilized in certain of our compensation plans. PPNR impacts the level of awards if certain thresholds are met.

Consolidated Daily Average Balances, Income/Expense, and Average Yields Earned/Rates Paid							Table 2
	Three Months Ended
	March 31, 2016			March 31, 2015			Increase/(Decrease)
(Dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
ASSETS
Loans held for investment: [1]
C&I - FTE [2]	$68,058	$564	3.34%	$65,725	$511	3.15%	$2,333	0.19
CRE	6,066	44	2.91	6,475	44	2.77	(409)	0.14
Commercial construction	2,232	18	3.28	1,342	10	3.17	890	0.11
Residential mortgages - guaranteed	641	6	3.80	638	6	3.58	3	0.22
Residential mortgages - nonguaranteed	24,712	236	3.81	23,104	222	3.84	1,608	(0.03)
Residential home equity products	12,849	126	3.95	13,953	125	3.63	(1,104)	0.32
Residential construction	368	4	4.42	398	5	5.21	(30)	(0.79)
Consumer student - guaranteed	5,092	50	3.98	4,755	43	3.70	337	0.28
Consumer other direct	6,239	70	4.48	4,747	50	4.24	1,492	0.24
Consumer indirect	10,279	87	3.39	10,708	83	3.13	(429)	0.26
Consumer credit cards	1,077	28	10.31	880	22	9.84	197	0.47
Nonaccrual [3]	759	5	2.72	613	4	2.90	146	(0.18)
Total LHFI - FTE [2]	138,372	1,238	3.60	133,338	1,125	3.42	5,034	0.18
Securities AFS:
Taxable	27,164	162	2.39	25,676	139	2.17	1,488	0.22
Tax-exempt - FTE [2]	151	2	5.22	192	2	5.19	(41)	0.03
Total securities AFS - FTE [2]	27,315	164	2.40	25,868	141	2.18	1,447	0.22
Fed funds sold and securities borrowed or purchased under agreements to resell	1,234	—	0.18	1,141	—	—	93	0.18
LHFS - FTE [2]	1,816	19	4.15	2,630	22	3.33	(814)	0.82
Interest-bearing deposits in other banks	23	—	0.47	23	—	0.12	—	0.35
Interest earning trading assets	5,429	26	1.86	5,179	19	1.49	250	0.37
Total earning assets - FTE [2]	174,189	1,447	3.34	168,179	1,307	3.15	6,010	0.19
ALLL	(1,750)			(1,910)			160
Cash and due from banks	4,015			6,567			(2,552)
Other assets	14,639			14,417			222
Noninterest earning trading assets and derivative instruments	1,387			1,402			(15)
Unrealized gains on securities available for sale, net	534			610			(76)
Total assets	$193,014			$189,265			$3,749
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
NOW accounts	$37,994	$10	0.10%	$33,159	$7	0.09%	$4,835	0.01
Money market accounts	53,063	24	0.18	49,193	21	0.18	3,870	—
Savings	6,179	—	0.03	6,082	1	0.04	97	(0.01)
Consumer time	6,104	12	0.79	6,793	13	0.77	(689)	0.02
Other time	3,813	10	1.04	3,957	10	1.00	(144)	0.04
Total interest-bearing consumer and commercial deposits	107,153	56	0.21	99,184	52	0.21	7,969	—
Brokered time deposits	898	3	1.37	916	4	1.50	(18)	(0.13)
Foreign deposits	4	—	0.33	334	—	0.13	(330)	0.20
Total interest-bearing deposits	108,055	59	0.22	100,434	56	0.22	7,621	—
Funds purchased	1,399	1	0.35	1,040	—	0.10	359	0.25
Securities sold under agreements to repurchase	1,819	2	0.40	1,922	1	0.19	(103)	0.21
Interest-bearing trading liabilities	1,017	6	2.56	882	5	2.37	135	0.19
Other short-term borrowings	2,351	2	0.32	3,698	2	0.19	(1,347)	0.13
Long-term debt	8,637	59	2.73	13,018	68	2.13	(4,381)	0.60
Total interest-bearing liabilities	123,278	129	0.42	120,994	132	0.44	2,284	(0.02)
Noninterest-bearing deposits	42,076			41,292			784
Other liabilities	3,321			3,279			42
Noninterest-bearing trading liabilities and derivative instruments	542			528			14
Shareholders’ equity	23,797			23,172			625
Total liabilities and shareholders’ equity	$193,014			$189,265			$3,749
Interest rate spread			2.92%			2.71%		0.21
Net interest income - FTE [2,4]		$1,318			$1,175
Net interest margin [5]			3.04%			2.83%		0.21

1 Interest income includes loan fees of $43 million and $44 million for the three months ended March 31, 2016 and 2015, respectively.
2 Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $36 million and $35 million for the three months ended March 31, 2016 and 2015, respectively.
3 Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
4 Derivative instruments employed to manage our interest rate sensitivity increased net interest income by $72 million and $67 million for the three months ended March 31, 2016 and 2015, respectively.
5 Net interest margin is calculated by dividing net interest income – FTE by average total earning assets.

Net Interest Income/Margin (FTE)
Net interest income was $1.3 billion during the first quarter of 2016, an increase of $143 million, or 12%, compared to the first quarter of 2015. Net interest margin for the first quarter of 2016 increased 21 basis points to 3.04%, compared to the first quarter of 2015, due to a 19 basis point increase in the average earning assets yield. The earning assets yield increase was primarily driven by higher loan and securities AFS yields. Additionally, rates paid on interest-bearing liabilities declined two basis points compared to the first quarter of 2015, driven by a favorable mix shift as growth in client deposits enabled reductions in higher-cost long-term debt.
Average earning assets increased $6.0 billion, or 4%, during the first quarter of 2016, compared to the first quarter of 2015, driven primarily by a $5.0 billion, or 4%, increase in average LHFI and a $1.4 billion, or 6%, increase in average securities AFS. The increase in average LHFI was primarily attributable to growth in C&I, nonguaranteed residential mortgages, consumer direct, and commercial construction loans. These increases were partially offset by declines in residential home equity products, consumer indirect, and commercial real estate loans. Residential home equity products decreased as paydowns exceeded new originations and draws. The decline in consumer indirect loans was primarily due to the $1.0 billion indirect auto loan securitization in the second quarter of 2015. See the "Loans" section in this MD&A for additional discussion regarding loan activity.
Yields on average earning assets increased 19 basis points, to 3.34%, for the first quarter of 2016, compared to the first quarter of 2015, driven primarily by an 18 basis point increase in LHFI yields. The increase in the yield on average LHFI was primarily attributable to increases in yield on average commercial loans, particularly in our C&I portfolio, as well as an increase in yield on our consumer other direct portfolio. The average earning asset LHFI yield increases were driven by higher benchmark interest rates, which increased late in the fourth quarter of 2015, an improved loan mix, and an increase in commercial loan swap income. Additionally, during the first quarter of 2016, yields on securities AFS increased 22 basis points, compared to the first quarter of 2015, driven largely by lower premium amortization on MBS securities as a result of repositioning our securities portfolio in the second quarter of 2015 and lower mortgage prepayment rates in the current quarter. See the "Securities Available for Sale" section in this MD&A for additional information regarding the composition and associated yields on our investment securities.
We utilize interest rate swaps to manage interest rate risk. These instruments are primarily receive-fixed, pay-variable swaps that synthetically convert a portion of our commercial loan portfolio from floating rates, based on LIBOR, to fixed rates. At March 31, 2016, the outstanding notional balance of active swaps that qualified as cash flow hedges on variable rate commercial loans was $18.3 billion, compared to active swaps of $16.9 billion at December 31, 2015.
In addition to the income recognized from active swaps, we also continue to recognize interest income over the original hedge period resulting from terminated or de-designated swaps that were previously designated as cash flow hedges on variable rate commercial loans. Interest income from our commercial loan swaps was $67 million during the first quarter of 2016, compared to $54 million during the first quarter of 2015 and $74 million during the fourth quarter of 2015. The year-over-year increase was primarily due to an increase in income from interest rate swap purchases during 2015. The sequential quarter decline was primarily due to higher costs on the pay-variable leg of the commercial swap portfolio, given the increase in LIBOR during the first quarter of 2016. As we manage our interest rate risk we may continue to purchase additional and/or terminate existing interest rate swaps.
Remaining swaps on commercial loans have maturities through 2022 and have an average maturity of 3.2 years at March 31, 2016. The weighted average rate on the receive-fixed rate leg of the commercial loan swap portfolio at March 31, 2016 was 1.38%, and the weighted average rate on the pay-variable leg was 0.44%.
Compared to the first quarter of 2015, average interest-bearing liabilities increased $2.3 billion, or 2%, primarily due to growth in lower-cost deposits, primarily NOW and money market account balances, partially offset by an 8% decline in time deposits. Compared to the first quarter of 2015, the $8.8 billion, or 6%, increase in average consumer and commercial deposits enabled a $1.3 billion, or 36%, decrease in average other short-term borrowings, primarily in FHLB advances and master notes, as well as a $4.4 billion, or 34%, decrease in average long-term debt, driven primarily by a decrease in average long-term FHLB advances. See the "Borrowings" section in this MD&A for additional information regarding other short-term borrowings and long-term debt.
The two basis point reduction in rates paid on average interest-bearing liabilities during the first quarter of 2016, compared to the first quarter of 2015, was driven by an improved funding mix driven by a shift from short-term borrowings and long-term debt to lower-cost deposit products. Compared to the first quarter of 2015, the average rate paid on interest-bearing deposits remained stable.
Looking forward, relative to the first quarter, we expect net interest margin to decline by an average of two basis points per quarter for the remainder of 2016, unless interest rates begin to rise. We will continue to carefully manage the duration of our overall balance sheet in light of the current low interest rate environment, while also ensuring our balance sheet is structured to benefit from potential increases in short-term rates. See Table 13, "Net Interest Income Asset Sensitivity," in this MD&A for an analysis of potential changes in net interest income due to instantaneous moves in benchmark interest rates.
Foregone Interest
Foregone interest income from NPLs reduced net interest margin by one basis point for both the three months ended March 31, 2016 and 2015. See additional discussion of our expectations of future credit quality in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A. In addition, Table 2 of this MD&A contains more detailed information concerning average balances, yields earned, and rates paid.

NONINTEREST INCOME
			Table 3
	Three Months Ended March 31
(Dollars in millions)	2016	2015	% Change
Service charges on deposit accounts	$153	$151	1%
Other charges and fees	93	89	4
Card fees	78	80	(3)
Investment banking income	98	97	1
Trading income	55	55	—
Trust and investment management income	75	84	(11)
Retail investment services	69	72	(4)
Mortgage servicing related income	62	43	44
Mortgage production related income	60	83	(28)
Other noninterest income	38	63	(40)
Total noninterest income	$781	$817	(4)%

Noninterest income decreased $36 million, or 4%, compared to the first quarter of 2015, driven primarily by asset disposition gains recorded in the first quarter of 2015 and lower wealth management-related income in the current quarter.
Trust and investment management income decreased $9 million, or 11%, compared to the first quarter of 2015. The decrease was driven by the decline in assets under management due to challenging market conditions and reduced client activity.
Mortgage servicing related income increased $19 million, or 44%, compared to the first quarter of 2015. The increase was due to improved net hedge performance and a decline in servicing asset decay, as well as higher servicing fees as a result of a larger servicing portfolio. The servicing portfolio was $148.9 billion at March 31, 2016, compared to $141.8 billion at March 31, 2015.
Mortgage production related income decreased $23 million, or 28%, compared to the first quarter of 2015. The decrease was primarily due to a decline in refinance activity and lower gain-on-sale margins. Mortgage production volume decreased 3% compared to the first quarter of 2015.
Service charges on deposit accounts were relatively flat compared to the first quarter of 2015, though we expect service charges on deposits to decline once the enhancements to our posting order process have been fully implemented, which will reduce service charges by approximately $10 million per quarter beginning in the fourth quarter of 2016.
Other noninterest income decreased $25 million, or 40%, compared to the first quarter of 2015. The decrease was primarily due to an $18 million gain on the sale of legacy affordable housing investments and higher gains on the sale of loans during the first quarter of 2015.

NONINTEREST EXPENSE
			Table 4
	Three Months Ended March 31
(Dollars in millions)	2016	2015	% Change
Employee compensation	$639	$633	1%
Employee benefits	135	138	(2)
Total personnel expenses	774	771	—
Outside processing and software	198	189	5
Net occupancy expense	85	84	1
Marketing and customer development	44	27	63
Equipment expense	40	40	—
Regulatory assessments	36	37	(3)
Operating losses	24	14	71
Amortization	10	7	43
Other noninterest expense	107	111	(4)
Total noninterest expense	$1,318	$1,280	3%

Noninterest expense increased $38 million, or 3%, compared to the first quarter of 2015, primarily due to higher marketing and customer development expenses, as well as increases in operating losses and outside processing costs.
Marketing and customer development increased $17 million, or 63%, compared to the first quarter of 2015. The increase was due to higher current quarter advertising costs associated with our campaign to further advance the Company's purpose.
Outside processing and software expenses increased $9 million, or 5%, compared to the first quarter of 2015. The increase was driven by higher utilization of third-party services as a result of the continued expansion of our businesses, in addition to higher compliance costs.

Regulatory assessments expense was relatively flat compared to the first quarter of 2015 and has declined modestly over the past two years as our risk profile has improved. However, beginning in the third quarter of 2016, we expect that this expense category will increase by approximately $10 million per quarter given the FDIC’s recently announced surcharge on large depository institutions. This incremental surcharge is anticipated to be in effect for approximately 10 quarters.
Operating losses increased $10 million, or 71%, compared to the first quarter of 2015. The increase was primarily due to the first quarter 2015 recovery of previously recorded mortgage-related losses.

LOANS
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

The composition of our loan portfolio is shown in Table 5.

Loan Portfolio by Types of Loans		Table 5
(Dollars in millions)	March 31, 2016	December 31, 2015
Commercial loans:
C&I	$68,963	$67,062
CRE	6,034	6,236
Commercial construction	2,498	1,954
Total commercial loans	77,495	75,252
Residential loans:
Residential mortgages - guaranteed	623	629
Residential mortgages - nonguaranteed [1]	25,148	24,744
Residential home equity products	12,845	13,171
Residential construction	383	384
Total residential loans	38,999	38,928
Consumer loans:
Guaranteed student	5,265	4,922
Other direct	6,372	6,127
Indirect	10,522	10,127
Credit cards	1,093	1,086
Total consumer loans	23,252	22,262
LHFI	$139,746	$136,442
LHFS [2]	$1,911	$1,838
1 Includes $255 million and $257 million of LHFI measured at fair value at March 31, 2016 and December 31, 2015, respectively.
2 Includes $1.6 billion and $1.5 billion of LHFS measured at fair value at March 31, 2016 and December 31, 2015, respectively.

Table 6 presents our LHFI portfolio by geography (based on the U.S. Census Bureau's classifications of U.S. regions):

								Table 6
	March 31, 2016
	Commercial		Residential		Consumer		Total LHFI
(Dollars in millions)	Balance	% of Total Commercial	Balance	% of Total Residential	Balance	% of Total Consumer	Balance	% of Total LHFI
South region:
Florida	$12,722	16%	$9,639	25%	$3,867	17%	$26,228	19%
Georgia	10,176	13	5,887	15	1,896	8	17,959	13
Virginia	6,488	8	5,981	15	1,491	6	13,960	10
Maryland	4,219	5	4,342	11	1,279	6	9,840	7
North Carolina	4,402	6	3,520	9	1,488	6	9,410	7
Tennessee	4,646	6	2,098	5	874	4	7,618	5
Texas	3,632	5	364	1	2,744	12	6,740	5
South Carolina	1,524	2	1,781	5	539	2	3,844	3
District of Columbia	1,408	2	816	2	90	—	2,314	2
Other Southern states	4,259	5	562	1	1,410	6	6,231	4
Total South region	53,476	69	34,990	90	15,678	67	104,144	75
Northeast region:
New York	4,604	6	143	—	756	3	5,503	4
Pennsylvania	1,716	2	110	—	813	3	2,639	2
New Jersey	1,498	2	141	—	419	2	2,058	1
Other Northeastern states	2,267	3	231	1	532	2	3,030	2
Total Northeast region	10,085	13	625	2	2,520	11	13,230	9
West region:
California	3,905	5	2,096	5	1,141	5	7,142	5
Other Western states	2,136	3	772	2	1,076	5	3,984	3
Total West region	6,041	8	2,868	7	2,217	10	11,126	8
Midwest region:
Illinois	1,784	2	190	—	446	2	2,420	2
Ohio	888	1	50	—	477	2	1,415	1
Other Midwestern states	3,262	4	276	1	1,861	8	5,399	4
Total Midwest region	5,934	8	516	1	2,784	12	9,234	7
Foreign loans	1,959	3	—	—	53	—	2,012	1
Total	$77,495	100%	$38,999	100%	$23,252	100%	$139,746	100%

	December 31, 2015
	Commercial		Residential		Consumer		Total LHFI
(Dollars in millions)	Balance	% of Total Commercial	Balance	% of Total Residential	Balance	% of Total Consumer	Balance	% of Total LHFI
South region:
Florida	$12,712	17%	$9,752	25%	$3,764	17%	$26,228	19%
Georgia	9,820	13	5,917	15	1,769	8	17,506	13
Virginia	6,650	9	5,976	15	1,446	6	14,072	10
Maryland	4,220	6	4,280	11	1,262	6	9,762	7
North Carolina	4,106	5	3,549	9	1,419	6	9,074	7
Tennessee	4,710	6	2,123	5	818	4	7,651	6
Texas	3,362	4	351	1	2,592	12	6,305	5
South Carolina	1,517	2	1,796	5	497	2	3,810	3
District of Columbia	1,375	2	790	2	85	—	2,250	2
Other Southern states	4,100	5	556	1	1,346	6	6,002	4
Total South region	52,572	70	35,090	90	14,998	67	102,660	75
Northeast region:
New York	4,489	6	142	—	717	3	5,348	4
Pennsylvania	1,651	2	111	—	776	3	2,538	2
New Jersey	1,563	2	137	—	400	2	2,100	2
Other Northeastern states	2,165	3	230	1	516	2	2,911	2
Total Northeast region	9,868	13	620	2	2,409	11	12,897	9
West region:
California	3,368	4	1,954	5	1,091	5	6,413	5
Other Western states	2,059	3	752	2	1,037	5	3,848	3
Total West region	5,427	7	2,706	7	2,128	10	10,261	8
Midwest region:
Illinois	1,614	2	185	—	420	2	2,219	2
Ohio	885	1	52	—	457	2	1,394	1
Other Midwestern states	3,360	4	275	1	1,803	8	5,438	4
Total Midwest region	5,859	8	512	1	2,680	12	9,051	7
Foreign loans	1,526	2	—	—	47	—	1,573	1
Total	$75,252	100%	$38,928	100%	$22,262	100%	$136,442	100%

Loans Held for Investment
LHFI totaled $139.7 billion at March 31, 2016, an increase of $3.3 billion, or 2%, from December 31, 2015, driven largely by growth in C&I, commercial construction, consumer, and nonguaranteed residential mortgage loans, partially offset by a decrease in residential home equity products and CRE loans.
Average loans during the first quarter of 2016 totaled $138.4 billion, up $3.2 billion, or 2%, compared to the prior quarter. Average performing loans increased $2.9 billion, or 2%, during the same period driven primarily by growth in the same loan categories discussed above regarding period-end balances. See the "Net Interest Income/Margin" section of this MD&A for more information regarding average loan balances.
Commercial loans increased $2.2 billion, or 3%, during the first quarter of 2016 compared to December 31, 2015, primarily driven by a $1.9 billion, or 3%, increase in C&I loans resulting from growth in a number of industry verticals and client segments. Commercial construction loans increased $544 million, or 28%, compared to December 31, 2015, driven primarily by advances on existing loans with developer clients. CRE loans decreased $202 million, or 3%, compared to December 31, 2015, largely due to elevated paydowns.
Residential loans were relatively stable compared to December 31, 2015. Nonguaranteed residential mortgages increased $404 million, or 2%, offset by a $326 million, or 2%, decrease in residential home equity products. Residential home equity products decreased as paydowns exceeded new originations and draws during the first quarter of 2016.
At March 31, 2016, 40% of our residential home equity products were in a first lien position and 60% were in a junior lien position. For residential home equity products in a junior lien position, we own or service 30% of the loans that are senior to the home equity product. Approximately 13% of the home equity line portfolio is due to convert to amortizing term loans by the end of 2016 and an additional 27% enter the conversion phase over the following two years.
We perform credit management activities to limit our loss exposure on home equity accounts. These activities may result in the suspension of available credit and curtailment of available draws of most home equity junior lien accounts when the first lien position is delinquent, including when the junior lien is still current. We monitor the delinquency status of first mortgages serviced by other parties and actively monitor refreshed credit bureau scores of borrowers with junior liens, as these scores are highly sensitive to first lien mortgage delinquency. At March 31, 2016 and December 31, 2015, the loss severity on home equity junior lien accounts was approximately 78% and 75%, respectively. The average borrower FICO score related to loans in our home equity portfolio was approximately 760 at both March 31, 2016 and December 31, 2015, and the average outstanding loan size was approximately $46,000 at both March 31, 2016 and December 31, 2015.
Consumer loans increased $1.0 billion, or 4%, during the first quarter of 2016, driven by growth across all consumer loan classes and across our origination channels. Specifically, indirect loans increased $395 million, or 4%, guaranteed student loans increased $343 million, or 7%, and direct loans increased $245 million, or 4%.

Loans Held for Sale
LHFS increased $73 million, or 4%, during the first quarter of 2016, largely due to mortgage production and transfers of LHFI into LHFS exceeding loan sales and transfers out of LHFS.
Asset Quality
Our asset quality, excluding energy-related exposure, remained relatively strong during the first quarter of 2016, driven by steady economic growth, improved residential housing markets, the resolution of NPAs, and modest levels of new NPLs. This strength reflects the proactive actions we have taken over the past several years to de-risk, diversify, and improve the quality of our loan portfolio.
NPAs increased $300 million, or 41%, compared to December 31, 2015, driven by an increase in C&I NPLs during the first quarter predominantly due to deterioration in the energy loan portfolio. At March 31, 2016, the percentage of NPLs to total LHFI was 0.70%, an increase of 21 basis points compared to December 31, 2015 largely due to the energy-related NPLs (see the following "Energy-related Loan Exposure" section where discussed further).
Net charge-offs were $85 million during the first quarter of 2016, compared to $83 million during the prior quarter and $99 million during the first quarter of 2015. For the first quarter of 2016, the net charge-off ratio was 0.25%, compared to 0.24% for the prior quarter and 0.30% for the first quarter of 2015.
Total early stage delinquencies decreased three basis points from December 31, 2015 to 0.67% of total loans at March 31, 2016. Early stage delinquencies, excluding government-guaranteed loans, were 0.29% and 0.30% at March 31, 2016 and December 31, 2015, respectively.
Going forward, we expect NPL formation to moderate and the ratio of NPLs to period-end LHFI to remain relatively stable for the remainder of 2016, given the actions we have already taken over the past two quarters, including the migration of approximately $420 million of energy loans to nonperforming status. We continue to expect our overall net charge-off ratio to be between 30 and 40 basis points for the full year 2016. In addition, we expect asset quality improvements to continue to moderate, and thus expect our ALLL to loans ratio to be generally stable for the remainder of 2016 (though this ratio will, as always, depend on economic and asset quality conditions). Given this, combined with our expectations for loan growth, we would expect total provision for loan losses to exceed total net charge-offs in 2016. With regards to both charge-offs and the provision for loan losses, there may be some quarterly variability, given the uncertainty of when certain energy credits will be resolved, and the results of our rigorous ALLL process.

Energy-related Loan Exposure
We believe that our LHFI portfolio is well diversified by product, client, and geography. However, the LHFI portfolio may be exposed to concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, types of collateral, certain industries, certain loan products, or regions of the country.
The energy industry vertical is a component of our CIB business. At March 31, 2016 and December 31, 2015, outstanding loans in the energy portfolio totaled $3.3 billion and

$3.1 billion, and represented 2.4% and 2.3% of the total loan portfolio, respectively. The increase in outstanding energy loans was mostly due to growth in our midstream energy sector. Total exposure, which includes funded and unfunded commitments, was $9.4 billion and $9.3 billion at March 31, 2016 and December 31, 2015, respectively, and represented 4% of our total funded and unfunded commitments. We anticipate our total exposure to remain relatively stable; however, as energy clients evaluate their cash flow needs, it is possible that outstanding loans could increase as clients draw against their unfunded commitments. Loans in the energy portfolio that were in a second lien position at March 31, 2016 were immaterial.
Exposures to the two most adversely impacted sectors, namely oil field services and exploration & production, represented 14% and 24%, respectively, of our energy loan portfolio at March 31, 2016, compared to 15% and 23% at December 31, 2015, respectively. The remaining energy loan portfolio relates to borrowers in the midstream (i.e., pipeline & transportation) and downstream (i.e., refining & distribution) energy sectors, which have not been as meaningfully impacted by lower commodity prices.
We migrated approximately $250 million of energy loans to nonperforming status and increased the criticized accruing balance by $150 million during the first quarter of 2016. Approximately 90% of this quarter's migration was concentrated in the exploration & production sector, where collateral coverage remains healthy despite reserve base devaluations. This migration and the ALLL at March 31, 2016 included the effect of our ongoing internal risk review as well as the results of the recent Shared National Credit examination. At March 31, 2016, 13% of our total energy loans were nonperforming and 29% were criticized (which includes nonperforming loans and criticized accruing loans), up from 6% and 19%, respectively, at December 31, 2015. At March 31, 2016, greater than 90% of our nonperforming energy loans were current with respect to payments; however, they are classified as nonperforming due to uncertainty regarding the full collectability of principal, as discussed in the "Critical Accounting Policies" MD&A section and Note 1, "Significant Accounting Policies," to the Consolidated Financial Statements in our 2015 Annual Report on Form 10-K.
We have taken a thorough approach to managing our energy exposure and accounting for increased probable loss content in our reserve estimation process. This includes increasing the resources and intensity around mitigating our risk and helping our clients navigate through this downturn. At both March 31, 2016 and December 31, 2015, reserves associated with the energy portfolio represented 4.6% of total outstanding energy loans. Total energy-related ALLL, as a percentage of the two most adversely impacted energy sectors (oil field services and exploration & production), was approximately 12% at March 31, 2016. Assuming oil prices do not decline significantly, we would expect energy-related NPL formation to moderate going forward. We continue to view our energy-related risk as manageable in the context of our overall Company. See Note 5, “Loans,” to the Consolidated Financial Statements in this Form 10-Q for more information on our LHFI portfolio.

ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the reserve for unfunded commitments. A rollforward of our allowance for credit losses and summarized credit loss experience is shown in Table 7. See Note 1, "Significant Accounting Policies," and the "Critical Accounting Policies"

MD&A section of our 2015 Annual Report on Form 10-K, as well as Note 6, "Allowance for Credit Losses," to the Consolidated Financial Statements in this Form 10-Q for further information regarding our ALLL accounting policy, determination, and allocation.

Summary of Credit Losses Experience			Table 7
	Three Months Ended March 31
(Dollars in millions)	2016	2015	% Change [5]
Allowance for Credit Losses
Balance - beginning of period	$1,815	$1,991	(9)%
(Benefit)/provision for unfunded commitments	(2)	—	NM
Provision/(benefit) for loan losses:
Commercial loans	98	7	NM
Residential loans	(32)	25	NM
Consumer loans	37	23	61
Total provision for loan losses	103	55	87
Charge-offs:
Commercial loans	(32)	(28)	14
Residential loans	(41)	(68)	(40)
Consumer loans	(39)	(34)	15
Total charge-offs	(112)	(130)	(14)
Recoveries:
Commercial loans	10	11	(9)
Residential loans	6	9	(33)
Consumer loans	11	11	—
Total recoveries	27	31	(13)
Net charge-offs	(85)	(99)	(14)
Balance - end of period	$1,831	$1,947	(6)%
Components:
ALLL	$1,770	$1,893	(6)%
Unfunded commitments reserve [1]	61	54	13
Allowance for credit losses	$1,831	$1,947	(6)%
Average LHFI	$138,372	$133,338	4%
Period-end LHFI outstanding	139,746	132,380	6
Ratios:
ALLL to period-end LHFI [2,3]	1.27%	1.43%	(11)%
ALLL to NPLs [4]	1.83x	3.10x	(41)
ALLL to net charge-offs (annualized)	5.20x	4.69x	11
Net charge-offs to average LHFI (annualized)	0.25%	0.30%	(17)
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.
2 $255 million and $268 million of LHFI measured at fair value at March 31, 2016 and 2015, respectively, were excluded from period-end loans in the calculation, as no allowance is recorded for loans measured at fair value. We believe that this presentation more appropriately reflects the relationship between the ALLL and loans that attract an allowance.
3 Excluding government-guaranteed loans of $5.9 billion and $5.0 billion, at March 31, 2016 and 2015, respectively, from period-end loans in the calculation results in ratios of 1.32% and1.49%, respectively.
4 $5 million and $3 million, of NPLs measured at fair value at March 31, 2016 and 2015, respectively, were excluded from NPLs in the calculation.
5 "NM" - Not meaningful. Those changes over 100 percent were not considered to be meaningful.

Provision for Credit Losses
The total provision for credit losses includes the provision/(benefit) for loan losses and the provision/(benefit) for unfunded commitments. The provision for loan losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. During the first quarter of 2016, the total provision for loan losses increased $48 million compared to the same period in 2015. This increase in the overall provision for loan losses was driven primarily by loan growth, higher energy-related reserves, and moderating asset quality improvements.
Our quarterly review processes to determine the level of reserves and provision are informed by trends in our LHFI portfolio (including historical loss experience, expected loss calculations, delinquencies, performing status, size and composition of the loan portfolio, and concentrations within the portfolio) combined with a view on economic conditions. In addition to internal credit quality metrics, the ALLL estimate is impacted by other indicators of credit risk associated with the portfolio, such as geopolitical and economic risks, and the increasing availability of credit and resultant higher levels of leverage for consumers and commercial borrowers.

Allowance for Loan and Lease Losses

ALLL by Loan Segment		Table 8
(Dollars in millions)	March 31, 2016	December 31, 2015
ALLL:
Commercial loans	$1,123	$1,047
Residential loans	467	534
Consumer loans	180	171
Total	$1,770	$1,752
Segment ALLL as a % of total ALLL:
Commercial loans	64%	60%
Residential loans	26	30
Consumer loans	10	10
Total	100%	100%
Segment LHFI as a % of total LHFI:
Commercial loans	55%	55%
Residential loans	28	29
Consumer loans	17	16
Total	100%	100%

The ALLL increased $18 million, or 1%, from December 31, 2015, to $1.8 billion at March 31, 2016. The increase reflects loan growth, higher energy-related reserves, and moderating asset quality improvements, generally offset by a lower ALLL for residential loans. The ALLL to period-end LHFI ratio decreased two basis points from December 31, 2015, to 1.27% at March 31, 2016, excluding loans measured at fair value from period-end LHFI in the calculation. The ratio of the ALLL to total NPLs decreased to 1.83x at March 31, 2016, compared to 2.62x at December 31, 2015, reflecting the increase in energy-related NPLs during the first quarter of 2016, slightly offset by an increase in the ALLL.

NONPERFORMING ASSETS

The following table presents our NPAs:

			Table 9
(Dollars in millions)	March 31, 2016	December 31, 2015	% Change [3]
Nonaccrual/NPLs:
Commercial loans:
C&I	$565	$308	83%
CRE	10	11	(9)
Commercial construction	2	—	NM
Total commercial NPLs	577	319	81
Residential loans:
Residential mortgages - nonguaranteed	198	183	8
Residential home equity products	180	145	24
Residential construction	12	16	(25)
Total residential NPLs	390	344	13
Consumer loans:
Other direct	5	6	(17)
Indirect	3	3	—
Total consumer NPLs	8	9	(11)
Total nonaccrual/NPLs [1]	$975	$672	45
OREO [2]	$52	$56	(7)
Other repossessed assets	8	7	14
Total NPAs	$1,035	$735	41%
Accruing LHFI past due 90 days or more	$996	$981	2%
Accruing LHFS past due 90 days or more	1	—	NM
TDRs:
Accruing restructured loans	$2,569	$2,603	(1)%
Nonaccruing restructured loans [1]	233	176	32
Ratios:
NPLs to period-end LHFI	0.70%	0.49%	43%
NPAs to period-end LHFI, OREO, other repossessed assets, and nonperforming LHFS	0.74	0.54	37
1 Nonaccruing restructured loans are included in total nonaccrual/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets in the Consolidated Balance Sheets until the property is conveyed and the funds are received. The receivable related to proceeds due from the FHA or the VA totaled $48 million and $52 million at March 31, 2016 and December 31, 2015, respectively.
3 "NM" - not meaningful. Those changes over 100 percent were not considered to be meaningful.

NPAs increased $300 million, or 41%, during the first quarter of 2016, largely due to downgrades of certain energy-related loans. At March 31, 2016, our ratio of NPLs to period-end LHFI was 0.70%, up 21 basis points from December 31, 2015, driven by a deterioration of certain loans in our energy industry vertical.
Problem loans or loans with potential weaknesses, such as nonaccrual loans, loans over 90 days past due and still accruing, and TDR loans, are disclosed in the NPA table above. Loans with known potential credit problems that may not otherwise be disclosed in this table include accruing criticized commercial loans, which are disclosed along with additional credit quality information in Note 5, “Loans,” to the Consolidated Financial Statements in this Form 10-Q. At March 31, 2016 and December 31, 2015, there were no known significant potential problem loans that are not otherwise disclosed.

Nonperforming Loans
NPLs at March 31, 2016 totaled $975 million, a $303 million, or 45% increase from December 31, 2015. Commercial NPLs increased $258 million, or 81%, due largely to the aforementioned migration of certain energy loans to nonperforming status during the quarter. While certain of these loans may be current with respect to their contractual debt service agreements, low oil prices and projected slowdown in global economic growth, combined with facts and circumstances associated with these specific loan arrangements, raised uncertainty regarding the full collectability of principal. See the "Critical Accounting Policies" section of our 2015Annual Report on Form 10-K for additional information regarding our policy on loans classified as nonaccrual. See the "Loans" section of this MD&A for additional information regarding our energy-related loan exposure. Residential NPLs increased $46 million, or 13%, from December 31, 2015, primarily due to an increase in residential home equity NPLs. The increase in residential home equity NPLs was largely driven by the classification of certain modified home equity products as nonaccrual TDRs to coincide with changes to our home equity line workout program. At March 31, 2016, substantially all of these modified home equity NPLs were current with respect to payments and the vast majority are expected to return to accruing status by the end of the third quarter, after the borrowers have demonstrated six months of consistent payment history.
Interest income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis. Interest income on commercial nonaccrual loans is not generally recognized until after the principal amount has been reduced to zero. We recognized $5 million and $4 million of interest income related to nonaccrual loans during the first quarter of 2016 and 2015, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $10 million and $8 million would have been recognized during the first quarter of 2016 and 2015, respectively.

Other Nonperforming Assets
OREO decreased $4 million, or 7%, during the first quarter of 2016. Sales of OREO resulted in proceeds of $19 million and $36 million during the first quarter of 2016 and 2015, respectively, contributing to net gains of $2 million and $6 million, respectively, inclusive of valuation reserves.
Geographically, most of our OREO properties are located in Florida, Georgia, and North Carolina. Residential and commercial real estate properties comprised 75% and 17%, respectively, of the $52 million in total OREO at March 31, 2016, with the remainder related to land. Upon foreclosure, the values of these properties were reevaluated and, if necessary, written down to their then-current estimated value less estimated costs to sell. Any further decreases in property values could result in additional losses as they are periodically revalued. See the "Non-recurring Fair Value Measurements" section within Note 14, "Fair Value Election and Measurement," to the Consolidated Financial Statements in this Form 10-Q for additional information.
Gains and losses on the sale of OREO are recorded in other noninterest expense in the Consolidated Statements of Income. Sales of OREO and the related gains or losses are highly dependent on our disposition strategy and buyer opportunities. We are actively managing and disposing of these foreclosed assets to minimize future losses.
Accruing loans past due 90 days or more included LHFI and LHFS, and totaled $997 million and $981 million, at March 31, 2016 and December 31, 2015, respectively. Of these, 97% and 96% were government-guaranteed at March 31, 2016 and December 31, 2015, respectively. Accruing LHFI past due 90 days or more increased $15 million, or 2%, during the first quarter of 2016, primarily driven by increases in government-guaranteed student loans.
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

Table 10 presents our recorded investment of residential TDRs by payment status. Guaranteed loans that have been repurchased from Ginnie Mae under an early buyout clause and subsequently modified have been excluded from the table. Such loans totaled approximately $57 million and $61 million at March 31, 2016 and December 31, 2015, respectively.

Residential TDR Data						Table 10
	March 31, 2016
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent [1]	Total	Current	Delinquent [1]	Total
Residential mortgages - nonguaranteed	$1,545	$122	$1,667	$14	$90	$104
Residential home equity products	598	21	619	55	29	84
Residential construction	119	4	123	—	5	5
Total residential TDRs	$2,262	$147	$2,409	$69	$124	$193

	December 31, 2015
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent [1]	Total	Current	Delinquent [1]	Total
Residential mortgages - nonguaranteed	$1,537	$138	$1,675	$15	$83	$98
Residential home equity products	596	25	621	15	25	40
Residential construction	124	2	126	—	6	6
Total residential TDRs	$2,257	$165	$2,422	$30	$114	$144
1 TDRs considered delinquent for purposes of this table were those at least thirty days past due.

At March 31, 2016, our total TDR portfolio was $2.8 billion and was composed of $2.6 billion, or 93%, of residential loans (predominantly first and second lien residential mortgages and home equity lines of credit), $131 million, or 5%, of consumer loans, and $69 million, or 2%, of commercial loans (predominantly income-producing properties). Total TDRs increased $23 million, or 1%, from December 31, 2015. Nonaccruing TDRs increased $57 million, or 32%, and accruing TDRs decreased $34 million from December 31, 2015.

Generally, interest income on restructured loans that have met sustained performance criteria and returned to accruing status, is recognized according to the terms of the restructuring. Such recognized interest income was $28 million and $29 million during the first quarter of 2016 and 2015, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $35 million and $37 million during the first quarter of 2016 and 2015, respectively, would have been recognized.

SELECTED FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE
The following is a discussion of the more significant financial assets and financial liabilities that are measured at fair value on the Consolidated Balance Sheets at March 31, 2016 and December 31, 2015. For a complete discussion of our financial instruments measured at fair value and the methodologies used to estimate the fair values of our financial instruments, see Note 14, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.

Trading Assets and Liabilities and Derivative Instruments
Trading assets and derivative instruments increased $931 million, or 15%, compared to December 31, 2015. This increase was primarily due to increases in net derivative instruments, CP, U.S. Treasury securities, and agency MBS, offset partially by a decrease in federal agency securities, resulting from normal changes in the trading portfolio product mix as we manage our business and continue to meet our clients' needs. Trading liabilities and derivative instruments increased $273 million, or 22%, compared to December 31, 2015, primarily due to increases in net derivative instruments, U.S. Treasury securities, and corporate and other debt securities, offset partially by a decrease in agency MBS. For composition and valuation assumptions related to our trading products, as well as additional information on our derivative instruments, see Note 3, “Trading Assets and Liabilities and Derivative Instruments,” Note 13, “Derivative Financial Instruments,” and the “Trading Assets and Derivative Instruments and Securities Available for Sale” section of Note 14, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q. Also, for a discussion of market risk associated with our trading activities, refer to the “Market Risk Management—Market Risk from Trading Activities” section of this MD&A.

Securities Available for Sale
				Table 11
	March 31, 2016
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$3,694	$103	$—	$3,797
Federal agency securities	377	12	—	389
U.S. states and political subdivisions	149	9	—	158
MBS - agency	22,615	589	14	23,190
MBS - non-agency residential	88	1	1	88
ABS	10	2	1	11
Corporate and other debt securities	36	1	—	37
Other equity securities [1]	518	1	1	518
Total securities AFS	$27,487	$718	$17	$28,188
1 At March 31, 2016, the fair value of other equity securities was comprised of the following: $64 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, $47 million of mutual fund investments, and $5 million of other.

	December 31, 2015
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$3,460	$3	$14	$3,449
Federal agency securities	402	10	1	411
U.S. states and political subdivisions	156	8	—	164
MBS - agency	22,877	397	150	23,124
MBS - non-agency residential	92	2	—	94
ABS	11	2	1	12
Corporate and other debt securities	37	1	—	38
Other equity securities [1]	533	1	1	533
Total securities AFS	$27,568	$424	$167	$27,825
1 At December 31, 2015, the fair value of other equity securities was comprised of the following: $32 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, $93 million of mutual fund investments, and $6 million of other.

The securities AFS portfolio is managed as part of our overall liquidity management and ALM process to optimize income and portfolio value over an entire interest rate cycle while mitigating the associated risks. Changes in the size and composition of the portfolio reflect our efforts to maintain a high quality, liquid portfolio, while managing our interest rate risk profile. The amortized cost of the portfolio decreased $81 million during the three months ended March 31, 2016, primarily due to a reduction in agency MBS as a result of maturities and prepayments, largely offset by the addition of U.S. Treasury securities in support of the LCR requirements, which became effective January 1, 2016. The fair value of the portfolio increased $363 million compared to December 31, 2015, primarily due to a $444 million increase in net unrealized gains due to a decline in relevant market interest rates. At March 31, 2016, the overall securities AFS portfolio was in a $701 million net gain position.
For both the first quarter of 2016 and 2015, net realized gains and net realized losses were immaterial. There were no OTTI losses recognized in earnings during the three months ended March 31, 2016 and 2015. For additional information on our accounting policies, composition, and valuation assumptions related to the securities AFS portfolio, see Note 1, "Significant Accounting Policies," in our 2015 Annual Report on Form 10-K, as well as Note 4, "Securities Available for Sale," and the “Trading Assets and Derivative Instruments and Securities

Available for Sale” section of Note 14, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.
For the first quarter of 2016, the average yield on the securities AFS portfolio was 2.40%, compared to 2.18% for the first quarter of 2015. The increase in average yield was primarily due to lower MBS premium amortization. See additional discussion related to average yields on securities AFS in the "Net Interest Income/Margin" section of this MD&A.
The securities AFS portfolio had an effective duration of 4.1 years at March 31, 2016 compared to 4.5 years at December 31, 2015. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in market interest rates, taking into consideration embedded options. An effective duration of 4.1 years suggests an expected price change of approximately 4.1% for a 100 basis point instantaneous and parallel change in market interest rates.
The credit quality and liquidity profile of the securities AFS portfolio remained strong at March 31, 2016 and consequently, we believe that we have the flexibility to respond to changes in the economic environment and take actions as opportunities arise to manage our interest rate risk profile and balance liquidity risk against investment returns. Over the longer term, the size and composition of the securities AFS portfolio will reflect balance sheet trends, our overall liquidity position, and interest rate risk management objectives. Accordingly, the size and composition of the securities AFS portfolio could change over time.
Federal Home Loan Bank and Federal Reserve Bank Stock
We previously acquired capital stock in the FHLB of Atlanta as a precondition for becoming a member of that institution. As a member, we are able to take advantage of competitively priced advances as a wholesale funding source and to access grants and low-cost loans for affordable housing and community development projects, among other benefits. At March 31, 2016, we held a total of $64 million of capital stock in the FHLB, an increase of $32 million compared to December 31, 2015. This increase in our holdings of FHLB capital stock was due to our purchase of stock related to an increase in FHLB borrowings over the same period. Dividends recognized in relation to FHLB capital stock were immaterial for the three months ended March 31, 2016 and totaled $4 million for the three months ended March 31, 2015.
Similarly, to remain a member of the Federal Reserve System, we are required to hold a certain amount of capital stock, determined as either a percentage of the Bank’s capital or as a percentage of total deposit liabilities. At March 31, 2016, we held $402 million of Federal Reserve Bank of Atlanta stock, unchanged from December 31, 2015. For the three months ended March 31, 2016 and 2015, we recognized dividends related to Federal Reserve Bank of Atlanta stock of $2 million and $6 million, respectively. The decline in dividends recognized was due to legislation passed by the U.S. Congress in December 2015, which changed the dividend rate on our statutory investment in Federal Reserve Bank of Atlanta stock from 6% to the lower of 6% or the 10-year Treasury note rate (which, in the first quarter of 2016, was 2%).

BORROWINGS

Short-Term Borrowings
Our total period-end short-term borrowings at March 31, 2016 increased $317 million, or 7%, from December 31, 2015, driven by a $649 million increase in other short-term borrowings and a $120 million increase in securities sold under agreements to repurchase, partially offset by a $452 million decrease in funds purchased. The increase in other short-term borrowings was primarily due to a $750 million increase in outstanding FHLB advances.

Long-Term Debt
During the three months ended March 31, 2016, our long-term debt increased by $52 million, or 1%. During the quarter, we issued $1.0 billion of 5-year fixed rate senior notes and used the proceeds to pay off $1.0 billion of higher-cost, fixed rate senior notes that were due in 2016. There have been no other material changes in our long-term debt as described in our 2015 Annual Report on Form 10-K.

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
CET1 is limited to common equity and related surplus (net of treasury stock), retained earnings, AOCI, and common equity minority interest, subject to limitations. Certain regulatory adjustments and exclusions are made to CET1, including removal of goodwill, other intangible assets, certain DTAs, the impact on capital arising from mark-to-market adjustments related to our credit spreads, which is now included in AOCI, and certain defined benefit pension fund net assets. Further, banks employing the standardized approach to Basel III were granted a one-time permanent election to exclude AOCI from the calculation of regulatory capital. We elected to exclude AOCI from the calculation of our CET1.
Tier 1 capital includes CET1, qualified preferred equity instruments, qualifying minority interest not included in CET1, subject to limitations, and certain other regulatory deductions. Tier 1 capital included a portion of trust preferred securities in 2015; however, those instruments have been completely phased-out of Tier 1 capital effective January 1, 2016 and are now classified as Tier 2 capital. As a result, the $627 million in principal amount of Parent Company trust preferred securities outstanding that received partial Tier 1 capital treatment in 2015 are now treated as Tier 2 capital using the methodology specified in Basel III.
Total capital consists of Tier 1 capital and Tier 2 capital, which includes qualifying portions of subordinated debt, trust preferred securities and minority interest not included in Tier 1 capital, ALLL up to a maximum of 1.25% of RWA, and a limited percentage of unrealized gains on equity securities.
To be considered "adequately capitalized," we are subject to minimum CET1, Tier 1 capital, and Total capital ratios of 4.5%, 6%, and 8%, respectively, plus, beginning in 2016, a CCB amount of 0.625% is required to be maintained above the minimum capital ratios. The CCB will continue to increase each year through January 1, 2019 when the CCB amount will be fully phased-in at 2.5% above the minimum capital ratios. The CCB places restrictions on the amount of retained earnings that may be used for capital distributions or discretionary bonus payments as risk-based capital ratios approach their respective “adequately capitalized” minimum capital ratios plus the CCB. To be considered “well-capitalized,” Tier 1 and Total capital ratios of 6% and 10%, respectively, are required.
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
A transition period applies to certain capital elements and risk weighted assets where phase-in percentages are applicable in the calculations of capital and RWA. One of the more significant transitions required by the Basel III Final Rule relates to the risk weighting applied to MSRs, which will impact the CET1 ratio during the transition period when compared to the CET1 ratio that is calculated on a fully phased-in basis. Specifically, the fully phased-in risk weight of MSRs is 250%, while the risk weight to be applied during the transition period is 100%. The transition period is applicable from January 1, 2015 through December 31, 2017. Table 12 presents transitional Basel III regulatory capital metrics at March 31, 2016 and December 31, 2015.

Regulatory Capital Metrics [1]		Table 12
(Dollars in millions)	March 31, 2016	December 31, 2015
Regulatory capital:
CET1	$16,538	$16,421
Tier 1 capital	17,765	17,804
Total capital	20,697	20,668
Assets:
RWA	$167,104	$164,851
Average total assets for leverage ratio	186,966	183,763
Risk-based ratios:
CET1	9.90%	9.96%
CET1 - fully phased-in [2]	9.77	9.80
Tier 1 capital	10.63	10.80
Total capital	12.39	12.54
Leverage	9.50	9.69
Total shareholders’ equity to assets	12.39	12.28
1 Basel III Final Rules became effective for us on January 1, 2015. Our calculation of these measures may differ from those of other financial services companies that calculate similar metrics.
2 The CET1 ratio on a fully phased-in basis at March 31, 2016 is estimated. See Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for a reconciliation of our transitional CET1 ratio to our fully phased-in, estimated CET1 ratio.

Our capital ratios declined slightly during the quarter, as growth in retained earnings was offset by the impact of growth in RWA due to increased on- and off-balance sheet exposures. Further, as mentioned above, the phase-out of the trust preferred securities from Tier 1 capital to Tier 2 capital resulted in an additional decline in the Tier 1 capital and Leverage ratios. At March 31, 2016, our capital ratios were well above current regulatory requirements.
Our estimate of the fully phased-in CET1 ratio of 9.77% at March 31, 2016 considers a 250% risk-weighting for MSRs, which is the primary driver for the difference in the CET1 ratio at March 31, 2016 compared to the estimated fully phased-in ratio in the same period. Our estimated fully phased-in ratio is in excess of the 4.5% minimum CET1 ratio, and is also in excess of the 7.0% limit that includes the minimum level of 4.5% plus the 2.5% fully phased-in CCB. See Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for a reconciliation of our fully phased-in CET1 ratio.

Capital Actions
We declared and paid common dividends of $121 million, or $0.24 per common share during the three months ended March 31, 2016, compared to $105 million, or $0.20 per common share during the three months ended March 31, 2015. Additionally, we recognized dividends on our preferred stock of $17 million during both the three months ended March 31, 2016 and 2015.
Various regulations administered by federal and state bank regulatory authorities restrict the Bank's ability to distribute its retained earnings. At March 31, 2016 and December 31, 2015, the Bank's capacity to pay cash dividends to the Parent Company under these regulations totaled approximately $2.0 billion and $2.7 billion, respectively.
During the first quarter of 2016, we repurchased $151 million of our outstanding common stock and $24 million of our outstanding common stock warrants as part of this 2015 capital plan. In April 2016, we repurchased an additional $175 million of our outstanding common stock at market value, which completed our authorized $875 million common equity repurchases as approved by the Board in conjunction with the 2015 capital plan. In April, we submitted our 2016 capital plan to the Federal Reserve for review in conjunction with the 2016 CCAR, and we anticipate receiving feedback in June 2016 regarding this submission. See Item 5 and Note 13, "Capital," to the Consolidated Financial Statements in our 2015 Annual Report on Form 10-K, as well as Part II, Item 2 in this Form 10-Q for additional information regarding our 2015 capital plan and related share repurchase activity.

CRITICAL ACCOUNTING POLICIES
There have been no significant changes to our Critical Accounting Policies as described in our 2015 Annual Report on Form 10-K.
ENTERPRISE RISK MANAGEMENT
There have been no significant changes in our Enterprise Risk Management practices as described in our 2015 Annual Report on Form 10-K.
Credit Risk Management
There have been no significant changes in our Credit Risk Management practices as described in our 2015 Annual Report on Form 10-K.
Operational Risk Management
There have been no significant changes in our Operational Risk Management practices as described in our 2015 Annual Report on Form 10-K.

Market Risk Management
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices, and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and MVE to changes in interest rates, is our primary market risk and mainly arises from the structure of our balance sheet. Variable rate loans, prior to any hedging related actions, were approximately 60% of total loans at March 31, 2016, and after giving consideration to hedging related actions, were approximately 47% of total loans. Approximately 4-5% of our variable rate loans at March 31, 2016 had coupon rates that were equal to a contractually specified interest rate floor. In addition to interest rate risk, we are also exposed to market risk in our trading instruments measured at fair value. Our ALCO meets regularly and is responsible for reviewing our open market positions and establishing policies to monitor and limit exposure to market risk.

Market Risk from Non-Trading Activities
The primary goal of interest rate risk management is to control exposure to interest rate risk, within policy limits approved by the Board. These limits and guidelines reflect our appetite for interest rate risk over both short-term and long-term horizons. No limit breaches occurred during the three months ended March 31, 2016.
The major sources of our non-trading interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of freestanding or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, which, as described in additional detail below, are employed by management to understand net interest income sensitivity and MVE sensitivity. These measures show that our interest rate risk profile is moderately asset sensitive at March 31, 2016.
MVE and net interest income sensitivity are complementary interest rate risk metrics and should be viewed together. Net interest income sensitivity captures asset and liability repricing differences for one year, inclusive of forecast balance sheet changes, and is considered a shorter term measure, while MVE sensitivity captures differences within the period end balance sheets through the financial instruments' respective maturities and is considered a longer term measure.
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
One of the primary methods that we use to quantify and manage interest rate risk is simulation analysis, which we use to model net interest income from assets, liabilities, and derivative positions under various interest rate scenarios and balance sheet structures. This analysis measures the sensitivity of net interest income over a two-year time horizon, which differs from the interest rate sensitivities in Table 13, which reflect a one-year time horizon. Key assumptions in the simulation analysis (and in the valuation analysis discussed below) relate to the behavior of interest rates and spreads, the changes in product balances, and the behavior of loan and deposit clients in different rate environments. This analysis incorporates several assumptions, the most significant of which relate to the repricing and behavioral fluctuations of deposits with indeterminate or non-contractual maturities.
As the future path of interest rates is not known, we use simulation analysis to project net interest income under various scenarios including implied forward, deliberately extreme, and other scenarios that are unlikely. The analyses may include rapid and gradual ramping of interest rates, rate shocks, basis risk analysis, and yield curve twists. Specific strategies are also analyzed to determine their impact on net interest income levels and sensitivities.
The sensitivity analysis presented in Table 13 is measured as a percentage change in net interest income due to instantaneous moves in benchmark interest rates. Estimated changes below are dependent upon material assumptions such as those previously discussed.

Net Interest Income Asset Sensitivity		Table 13

	Estimated % Change in Net Interest Income Over 12 Months [1]
	March 31, 2016	December 31, 2015
Rate Change
+200 bps	5.5%	5.7%
+100 bps	3.0%	3.0%
-25 bps	(1.1)%	(1.2)%
1 Estimated % change of net interest income is reflected on a non-FTE basis.

Net interest income asset sensitivity at March 31, 2016 was effectively unchanged compared to December 31, 2015. Growth in LIBOR-based commercial loans and slightly faster prepayment speeds on mortgage loans and securities, driven by lower long-term interest rates, were offset by an increase in receive-fixed commercial loan swaps. See additional discussion related to net interest income in the "Net Interest Income/Margin" section of this MD&A.
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
The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset and derivative cash flows minus the discounted present value of liability cash flows, the net of which is referred to as MVE. The sensitivity of MVE to changes in the level of interest rates is a measure of the longer-term repricing risk and options risk embedded in the balance sheet. Similar to the net interest income simulation, MVE uses instantaneous changes in rates. However, MVE values only the current balance sheet and does not incorporate originations of new/replacement business or balance sheet growth that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the MVE analysis. Significant MVE assumptions include those that drive prepayment speeds, expected changes in balances, and pricing of the indeterminate deposit portfolios.
At March 31, 2016, the MVE profile in Table 14 indicates a decline in net balance sheet value due to instantaneous upward changes in rates. This MVE sensitivity is reported for both upward and downward rate shocks.

Market Value of Equity Sensitivity		Table 14

	Estimated % Change in MVE
	March 31, 2016	December 31, 2015
Rate Change
+200 bps	(5.7)%	(8.2)%
+100 bps	(2.3)%	(3.7)%
-25 bps	0.2%	0.7%
The decrease in MVE sensitivity at March 31, 2016 compared to December 31, 2015 was due to lower balance sheet duration, primarily from (i) lower long-term interest rates, which drive faster prepayment speeds on mortgage loans and securities, and (ii) the implementation of the annual update on client deposit behaviors on indeterminate maturity deposits. The 10-year swap rate at March 31, 2016 declined 55 basis points to 1.64%, compared to 2.19% at December 31, 2015. Updated deposit assumptions reflect increasing balances and slower decays, which lengthens deposit lives, thereby shortening overall balance sheet duration. While an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under these rate scenarios, we believe that a gradual shift in interest rates would have a much more modest impact.
Since MVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in MVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current year). Furthermore, MVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changing product spreads that could mitigate the impact of changes in interest rates. The net interest income simulation and valuation analyses do not include actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

Market Risk from Trading Activities
We manage market risk associated with trading activities using a comprehensive risk management approach, which includes VAR metrics, stress testing, and sensitivity analyses. Risk metrics are measured and monitored on a daily basis at both the trading desk and the aggregate portfolio level to ensure exposures are in line with our risk appetite. Our risk measurement for covered positions takes into account trading exposures resulting from interest rate risk, equity risk, foreign exchange rate risk, credit spread risk, and commodity price risk.
For trading portfolios, VAR measures the estimated maximum loss from a trading position, given a specified confidence level and time horizon. VAR results are monitored daily against established limits. For risk management purposes, our VAR calculation is based on a historical simulation and measures the potential trading losses using a one-day holding period at a one-tail, 99% confidence level. This means that, on average, trading losses are expected to exceed VAR one out of 100 trading days or two to three times per year. Due to inherent VAR limitations, such as the assumption that past market behavior is indicative of future market performance, VAR is only one of several tools used to manage market risk. Other tools used to actively manage market risk include scenario analysis, stress testing, profit and loss attribution, and stop loss limits.
In addition to VAR, as required by the Market Risk Rule issued by the U.S. banking regulators, we calculate Stressed VAR, which is used as a component of the total market risk capital charge. We calculate the Stressed VAR risk measure using a ten-day holding period at a one-tail, 99% confidence level and employ a historical simulation approach based on a continuous twelve-month historical window. The historical period used in the selection of the stress window encompasses all recent financial crises including the 2008-2009 global financial crisis, which captures the most significant period of financial stress applicable to our specific portfolio. Our Stressed VAR calculation uses the same methodology and models as regular VAR, which is a requirement under the Market Risk Rule.
Table 15 presents VAR and Stressed VAR for the three months ended March 31, 2016 and 2015, as well as VAR by Risk Factor at March 31, 2016 and 2015.

Value at Risk Profile		Table 15

	Three Months Ended March 31
(Dollars in millions)	2016	2015
VAR (1-day holding period):
Period end	$2	$3
High	3	3
Low	2	2
Average	3	2

Stressed VAR (10-day holding period):
Period end	$19	$62
High	31	81
Low	8	24
Average	22	50

(Dollars in millions)	March 31, 2016	March 31, 2015
VAR by Risk Factor (1-day holding period):
Equity risk	$2	$2
Interest rate risk	2	2
Credit spread risk	1	2
VAR total (1-day diversified)	2	3
The trading portfolio, measured in terms of VAR, is predominantly comprised of four sub-portfolios of covered positions: (i) credit trading, (ii) fixed income securities, (iii) interest rate derivatives, and (iv) equity derivatives. The trading portfolio also contains other sub-portfolios, including foreign exchange and commodities; however, these trading risk exposures are not material. All of our covered positions originate primarily from underwriting, market making and associated risk mitigating hedging activity, and other services for our clients. As illustrated in Table 15, the year-over-year increase in average daily VAR for the three months ended March 31, 2016 was driven by higher levels of market volatility in early 2016 and increased debt underwriting inventory during the quarter. The period end VAR at March 31, 2016 decreased compared to March 31, 2015, due primarily to the sale of debt underwriting inventory towards the end of the quarter. Additionally, risk mitigating activities along with balance sheet optimization efforts within our equity derivatives and credit trading businesses since the second half of 2015 contributed toward a lower average and period end Stressed VAR at and for the three months ended March 31, 2016 compared to the same periods of 2015. The trading portfolio of covered positions did not contain any correlation trading positions or on- or off-balance sheet securitization positions in the first quarters of 2016 or 2015.
In accordance with the Market Risk Rule, we evaluate the accuracy of our VAR model through daily backtesting by comparing daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) from covered positions with the corresponding daily VAR-based measures derived from the model. As illustrated in the following graph for the twelve months ended March 31, 2016, there was a near VAR backtest exception in the third quarter of 2015. This was attributed largely to the sell-off in U.S. equity markets, which impacted our equity derivatives and credit trading portfolios. Given the statistical nature of VAR models, the occurrence of a certain number of backtest exceptions, in line with a given confidence interval, is to be expected. As such, an actual backtest exception, instead of the near exception during the third quarter of 2015, would not have been inconsistent with the 99% confidence level at which daily VAR is measured. The total number of VAR backtesting exceptions over the preceding 12 months is used to determine the multiplication factor for the VAR-based capital requirement under the Market Risk Rule. The capital multiplication factor increases from a minimum of three to a maximum of four, depending on the number of exceptions. There was no change in the capital multiplication factor over the preceding 12 months.

Firmwide VAR Backtesting
$ Millions
$3
$2
$1
$0
($1)
($2)
($3)
($4)
($5)
Apr-15
May-15
Jun-15
Jul-15
Aug-15
Sep-15
Oct-15
Nov-15
Dec-15
Jan-16
Feb-16
Mar-16
VAR
Trading Gains & Losses

We have valuation policies, procedures, and methodologies for all covered positions. Additionally, trading positions are reported in accordance with U.S. GAAP and are subject to independent price verification. See Note 13, "Derivative Financial Instruments" and Note 14, "Fair Value Election and Measurement" to the Consolidated Financial Statements in this Form 10-Q, as well as the "Critical Accounting Policies" MD&A section in our 2015 Annual Report on Form 10-K for discussion of valuation policies, procedures, and methodologies.
Model risk management: Our approach for validating and evaluating the accuracy of internal and external models, and associated processes, includes developmental and implementation testing as well as ongoing monitoring and maintenance performed by the various model developers in conjunction with model owners. The MRMG is responsible for the independent model validation for trading risk models. The validation typically includes evaluation of all model documentation, as well as model monitoring and maintenance plans. In addition, the MRMG performs its own independent testing. We regularly review the performance of all trading risk models through our model monitoring and maintenance process to preemptively address emerging developments in financial markets, assess evolving modeling approaches, and to identify potential model enhancement.

Stress testing: We use a comprehensive range of stress testing techniques to help monitor risks across trading desks and to augment standard daily VAR and other risk limits reporting. The stress testing framework is designed to quantify the impact of extreme, but plausible, stress scenarios that could lead to large unexpected losses. Our stress tests include historical repeats and simulations using hypothetical risk factor shocks. All trading positions within each applicable market risk category (interest rate risk, equity risk, foreign exchange rate risk, credit spread risk, and commodity price risk) are included in our comprehensive stress testing framework. We review stress testing scenarios on an ongoing basis and make updates as necessary to ensure that both current and emerging risks are captured appropriately.
Trading portfolio capital adequacy: We assess capital adequacy on a regular basis, which is based on estimates of our risk profile and capital positions under baseline and stressed scenarios. Scenarios consider significant risks, including credit risk, market risk, and operational risk. Our assessment of capital adequacy arising from market risk includes a review of risk arising from material portfolios of covered positions. See the “Capital Resources” section in this MD&A for additional discussion of capital adequacy.

Liquidity Risk Management
Liquidity risk is the risk of being unable, at a reasonable cost, to meet financial obligations as they come due. We manage liquidity risk utilizing three lines of defense. These lines of defense are designed to mitigate our three primary liquidity risks: (i) structural liquidity risk, (ii) market liquidity risk, and (iii) contingent liquidity risk. Structural liquidity risk arises from our maturity transformation activities and balance sheet structure, which may create differences in the timing of cash inflows and outflows. Market liquidity risk, which we also describe as refinancing or refunding risk, constitutes the risk that we could lose access to the financial markets or the cost of such access may rise to undesirable levels. Contingent liquidity risk arises from rare and severely adverse liquidity events; these events may be idiosyncratic or systemic, or a combination thereof.
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
Management and Reporting Framework. We base our governance structure on and mitigate liquidity risk using three lines of defense. Our Corporate Treasury department constitutes the first line of defense, managing consolidated liquidity risks we encounter in the course of our business. Under the oversight of the ALCO, Corporate Treasury thereby assumes responsibility for identifying, measuring, monitoring, reporting, and managing our liquidity risks. In so doing, Corporate Treasury develops and implements short-term and long-term liquidity management strategies, funding plans, and liquidity stress tests, and also monitors early warning indicators. Corporate Treasury primarily monitors and manages liquidity risk at the Parent Company and Bank levels as the non-bank subsidiaries are relatively small and ultimately rely upon the Parent Company as a source of liquidity in adverse environments. However, Corporate Treasury also monitors liquidity developments of, and maintains a regular dialogue with, our other legal entities.
Our MRM group constitutes our second line of defense in liquidity risk management. MRM conducts independent oversight and governance of liquidity risk management activities. For example, MRM works with Corporate Treasury to ensure our liquidity risk management practices conform to applicable laws and regulations and evaluates key assumptions incorporated in our contingency funding scenarios.
Our internal audit function provides a third line of defense in liquidity risk management. The role of internal audit is to provide assurance through an independent assessment of the adequacy of internal controls for the first two lines of defense. These controls consist of procedural documentation, approval processes, reconciliations, and other mechanisms employed by the first two lines of defense in ensuring that liquidity risk is consistent with applicable policies, procedures, laws, and regulations.
LCR requirements under Regulation WW became effective for us on January 1, 2016. The LCR requires banking organizations to hold unencumbered high-quality liquid assets sufficient to withstand projected cash outflows under a prescribed liquidity stress scenario. Regulation WW will be phased in as specified by the regulatory requirements and requires that we maintain an LCR above 90% during 2016 and 100% beginning January 1, 2017. We expect to meet or exceed LCR requirements within the regulatory timelines. At March 31, 2016, our LCR was above 90%.
Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. The Bank and the Parent Company borrow from the money markets using instruments such as Fed funds, Eurodollars, and securities sold under agreements to repurchase. At March 31, 2016, the Bank retained a material cash position in its Federal Reserve account. The Parent Company also retains a material cash position in its Federal Reserve account in accordance with our policies and risk limits, discussed in greater detail below.
Sources of Funds. Our primary source of funds is a large, stable deposit base. Core deposits, predominantly made up of consumer and commercial deposits originated primarily from our retail branch network and Wholesale Banking client base, are our largest and most cost-effective source of funding. Deposits increased to $152.2 billion at March 31, 2016, from $149.8 billion at December 31, 2015.
We also maintain access to diversified sources for both secured and unsecured wholesale funding. These uncommitted sources include Fed funds purchased from other banks, securities sold under agreements to repurchase, FHLB advances, and Global Bank Notes. Aggregate borrowings increased to $14.3 billion at March 31, 2016, from $13.9 billion at December 31, 2015. The increase in aggregate borrowings during the first quarter of 2016 was due to growth in both lending activity and the high-quality, liquid asset portfolio.
As mentioned above, the Bank and Parent Company maintain programs to access the debt capital markets. The Parent Company maintains a SEC shelf registration from which it may issue senior or subordinated notes and various capital securities, such as common or preferred stock. Our Board has authorized the issuance of up to $5.0 billion of such securities, of which $4.0 billion of issuance capacity remained available at March 31, 2016. In February 2016, the Parent Company issued $1.0 billion of 5-year fixed rate senior notes.
The Bank maintains a Global Bank Note program under which it may issue senior or subordinated debt with various terms. At March 31, 2016, the Bank retained $36.8 billion of remaining capacity to issue notes under the Global Bank Note program.
Our issuance capacity under these Bank and Parent Company programs refers to authorization granted by our Board, which is a formal program capacity and not a commitment to purchase by any investor. Debt and equity securities issued under these programs are designed to appeal primarily to domestic and international institutional investors. Institutional investor demand for these securities depends upon numerous factors, including, but not limited to, our credit ratings, investor perception of financial market conditions, and the health of the banking sector. Therefore, our ability to access these markets in the future could be impaired for either idiosyncratic or systemic reasons.
We assess liquidity needs that may occur in both the normal course of business and during times of unusual, adverse events, considering both on and off-balance sheet arrangements and commitments that may impact liquidity in certain business environments. We have contingency funding scenarios and plans that assess liquidity needs that may arise from certain stress events such as severe economic recessions, financial market disruptions, and credit rating downgrades. In particular, a ratings downgrade could adversely impact the cost and availability of some of our liquid funding sources. Factors that affect our credit ratings include, but are not limited to, the credit risk profile of our assets, the adequacy of our ALLL, the level and stability of our earnings, the liquidity profile of both the Bank and the Parent Company, the economic environment, and the adequacy of our capital base.
As illustrated in Table 16, Moody’s, S&P, and Fitch all assigned a “Stable” outlook on our credit ratings based on our improved earnings profile, good asset quality performance, solid liquidity profile, and sound capital position. Future credit rating downgrades are possible, although not currently anticipated given these “Stable” credit rating outlooks.

Credit Ratings and Outlook			Table 16
March 31, 2016
	Moody’s	S&P	Fitch
SunTrust Banks, Inc.:
Senior debt	Baa1	BBB+	A-
Preferred stock	Baa3	BB+	BB

SunTrust Bank:
Long-term deposits	A1	A-	A
Short-term deposits	P-1	A-2	F1
Senior debt	Baal	A-	A-
Outlook	Stable	Stable	Stable
Our investment portfolio is a use of funds and we manage the portfolio primarily as a store of liquidity, maintaining substantially all (approximately 98%) of our securities in liquid and high-grade asset classes, such as agency MBS, agency debt, and U.S. Treasury securities; nearly all of these securities qualify as high-quality liquid assets under the U.S. LCR Final Rule. At March 31, 2016, our securities AFS portfolio contained $25.6 billion of unencumbered high-quality, liquid securities at market value.
As mentioned above, we maintain contingency funding scenarios to anticipate and manage the likely impact of impaired capital markets access and other adverse liquidity circumstances. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of contingency liquidity. These sources of contingency liquidity include available cash reserves, the ability to sell, pledge, or borrow against unencumbered securities in our investment portfolio, the capacity to borrow from the FHLB system or the Federal Reserve Discount Window, and the ability to sell or securitize certain loan portfolios.

Table 17 presents period end and average balances for our contingency liquidity sources for the first quarter of 2016 and 2015. These sources exceed our contingent liquidity needs as measured in our contingency funding scenarios.

Contingency Liquidity Sources				Table 17

	As of		Average for the Three Months Ended ¹
(Dollars in billions)	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Excess reserves	$1.1	$4.6	$2.3	$4.4
Free and liquid investment portfolio securities	25.6	22.7	25.2	22.5
Unused FHLB borrowing capacity	20.5	13.6	19.3	12.3
Unused discount window borrowing capacity	16.8	17.5	16.8	17.7
Total	$64.0	$58.4	$63.6	$56.9
1 Average based upon month-end data, except excess reserves, which is based upon a daily average.

Parent Company Liquidity. Our primary measure of Parent Company liquidity is the length of time the Parent Company can meet its existing and forecasted obligations using its cash resources. We measure and manage this metric using forecasts from both normal and adverse conditions. Under adverse conditions, we measure how long the Parent Company can meet its capital and debt service obligations after experiencing material attrition of short-term unsecured funding and without the support of dividends from the Bank or access to the capital markets. In accordance with these risk limits established by ALCO and the Board, we manage the Parent Company’s liquidity by structuring its net maturity schedule to minimize the amount of debt maturing within a short period of time. A majority of the Parent Company’s liabilities are long-term in nature, coming from the proceeds of issuances of our capital securities and long-term senior and subordinated notes. See the "Borrowings" section of this MD&A, as well as Note 11, “Borrowings and Contractual Commitments,” to the Consolidated Financial Statements in our 2015 Annual Report on Form 10-K for further information regarding our debt.
We manage the Parent Company to maintain most of its liquid assets in cash and securities that it can quickly convert into cash. Unlike the Bank, it is not typical for the Parent Company to maintain a material investment portfolio of publicly traded securities. We manage the Parent Company cash balance to provide sufficient liquidity to fund all forecasted obligations (primarily debt and capital service) for an extended period of months in accordance with our risk limits.
The primary uses of Parent Company liquidity include debt service, dividends on capital instruments, the periodic purchase of investment securities, loans to our subsidiaries, and common share repurchases. See further details of the authorized common share repurchases in the "Capital Resources" section of this MD&A and in Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" in this Form 10-Q. We fund corporate dividends with Parent Company cash, the primary sources of which are dividends from our banking subsidiary and proceeds from the issuance of debt and capital securities. We are subject to both state and federal banking regulations that limit our ability to pay common stock dividends in certain circumstances.
Other Liquidity Considerations. As presented in Table 18, we had an aggregate potential obligation of $84.7 billion to our clients in unused lines of credit at March 31, 2016. Commitments to extend credit are arrangements to lend to clients who have complied with predetermined contractual obligations. We also had $3.0 billion in letters of credit outstanding at March 31, 2016, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Approximately $570 million of these letters supported variable rate demand obligations at March 31, 2016. Unused commercial lines of credit have decreased since December 31, 2015, driven by revolver utilization. Unused credit card lines increased since December 31, 2015 due to our strategic focus on growing this business and our launch of new, streamlined credit card product offerings in 2015. Additionally, our mortgage commitments increased since December 31, 2015 due to higher production volume.

Unfunded Lending Commitments				Table 18
	As of		Average for the Three Months Ended
(Dollars in millions)	March 31, 2016	December 31, 2015	March 31, 2016	March 31, 2015
Unused lines of credit:
Commercial	$56,922	$58,855	$57,889	$50,636
Mortgage commitments [1]	3,553	3,232	3,392	4,207
Home equity lines	10,578	10,523	10,551	10,885
CRE	4,803	4,455	4,629	3,347
Credit card	8,818	8,478	8,648	6,870
Total unused lines of credit	$84,674	$85,543	$85,109	$75,945

Letters of credit:
Financial standby	$2,841	$2,775	$2,808	$2,892
Performance standby	141	137	139	124
Commercial	13	27	20	36
Total letters of credit	$2,995	$2,939	$2,967	$3,052
1 Includes IRLC contracts with notional balances of $3.1 billion and $2.3 billion at March 31, 2016 and December 31, 2015, respectively.

Other Market Risk
Except as discussed below, there have been no other significant changes to other market risk as described in our 2015 Annual Report on Form 10-K.
MSRs are measured at fair value and totaled $1.2 billion and $1.3 billion at March 31, 2016 and December 31, 2015, respectively, and are managed within established risk limits and monitored as part of an established governance process.
We originated MSRs with fair values at the time of origination of $46 million during both the first quarter of 2016 and 2015. Additionally, we purchased MSRs with fair values of $77 million and $56 million during the first quarter of 2016 and 2015, respectively.
We recognized mark-to-market decreases in the fair value of the MSR portfolio of $247 million and $126 million during the first quarter of 2016 and 2015, respectively. Changes in fair value include the decay resulting from the realization of expected monthly net servicing cash flows. We recognized net losses related to MSRs, inclusive of decay and related hedges, of $24 million and $38 million during the first quarter of 2016 and 2015, respectively. Compared to the prior year quarter, the decrease in net losses related to MSRs was primarily driven by lower decay in the current period, largely due to higher refinancing activity in the first quarter of 2015.

OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business we engage in certain activities that are not reflected in our Consolidated Balance Sheets, generally referred to as "off-balance sheet arrangements." These activities involve transactions with unconsolidated VIEs as well as other arrangements, such as commitments and guarantees, to meet the financing needs of our customers and to support ongoing operations. Additional information regarding these types of activities is included in the "Borrowings" and “Liquidity Risk Management” sections of this MD&A, Note 8, “Certain Transfers of Financial Assets and Variable Interest Entities,” and Note 12, “Guarantees,” to the Consolidated Financial Statements in this Form 10-Q, as well as in our 2015 Annual Report on Form 10-K.
Contractual Obligations
In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on debt and lease arrangements, as well as contractual commitments for capital expenditures and service contracts.
Except for changes in unfunded lending commitments (presented in Table 18 within the "Liquidity Risk Management" section of this MD&A), borrowings (presented in the "Borrowings" section of this MD&A), and pension and other postretirement benefit plans (disclosed in Note 11, "Employee Benefit Plans," to the Consolidated Financial Statements in this Form 10-Q), there have been no material changes in our contractual obligations from those disclosed in our 2015 Annual Report on Form 10-K.

BUSINESS SEGMENTS
Table 19 presents net income for our reportable business segments:

Net Income by Business Segment		Table 19

	Three Months Ended March 31
(Dollars in millions)	2016	2015
Consumer Banking and Private Wealth Management	$174	$144
Wholesale Banking	197	236
Mortgage Banking	45	55

Corporate Other	39	58
Reconciling Items [1]	(8)	(64)
Total Corporate Other	31	(6)
Consolidated Net Income	$447	$429
1 Includes differences between net income reported for each business segment using management accounting practices and U.S. GAAP. Prior period information has been restated to reflect changes in internal reporting methodology. See additional information in Note 16, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q.

Table 20 presents average loans and average deposits for our reportable business segments during the quarters ended March 31:

Average Loans and Deposits by Business Segment				Table 20

	Average Loans		Average Consumer and Commercial Deposits
(Dollars in millions)	2016	2015	2016	2015
Consumer Banking and Private Wealth Management	$41,597	$41,127	$93,314	$90,507
Wholesale Banking	70,757	67,733	53,567	47,565
Mortgage Banking	25,946	24,439	2,311	2,359
Corporate Other	72	39	37	45

See Note 16, “Business Segment Reporting,” to the Consolidated Financial Statements in this Form 10-Q for a discussion of our segment structure, basis of presentation, and internal management reporting methodologies.

BUSINESS SEGMENT RESULTS
Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015
Consumer Banking and Private Wealth Management
Consumer Banking and Private Wealth Management reported net income of $174 million for the three months ended March 31, 2016, an increase of $30 million, or 21%, compared to the same period in 2015. The increase in net income was driven primarily by an increase in net interest income and lower provision for credit losses.
Net interest income was $700 million, an increase of $34 million, or 5%, compared to the same period in 2015, primarily driven by average deposit balance growth and improved loan and deposit product mix, coupled with improved spreads. Net interest income related to deposits increased $27 million, or 6%, driven by a $2.8 billion, or 3%, increase in average deposit balances. Favorable deposit mix trends continued as average deposit balances increased in all lower cost product categories, offsetting a $757 million, or 8%, decline in average time deposits. Deposit spread improved by four basis points compared to the prior year quarter. Net interest income related to loans increased $11 million, or 4%, largely driven by a six basis point increase in spreads and a $470 million, or 1%, increase in average loan balances.
Provision for credit losses was $29 million, a decrease of $41 million, or 59%, compared to the same period in 2015. The decrease was largely driven by a decline in net charge-offs and a lower ALLL in conjunction with continued strong asset quality.
Total noninterest income was $355 million, a decrease of $8 million, or 2%, compared to the same period in 2015. The decrease was largely driven by lower wealth management-related income, which was affected by market performance, client transaction activity, and a decline in managed assets. The decrease in wealth management-related revenue was partially offset by increased service charges on deposits and card services income.
Total noninterest expense was $748 million, an increase of $18 million, or 2%, compared to the same period in 2015. The increase was primarily driven by higher allocated technology and marketing expenses, higher outside processing costs driven by higher volumes, as well as an increase in operating losses.
Wholesale Banking
Wholesale Banking reported net income of $197 million for the three months ended March 31, 2016, a decrease of $39 million, or 17%, compared to the same period in 2015. The decrease in net income was attributable to an increase in provision for credit losses and noninterest expense, partially offset by an increase in net interest income while noninterest income remained stable.
Net interest income was $492 million, a $28 million, or 6%, increase compared to prior year primarily driven by an increase in average deposit balances. Deposit-related net interest income increased $23 million as average deposit balances grew $6.0 billion, or 13%. Combined growth in interest-bearing transaction accounts and money market accounts increased $6.0 billion, or 25%. Average loans grew $3.0 billion, or 4%, primarily led by C&I loans; however, net interest income growth related to loans was mitigated due to lower loan spreads.

Provision for credit losses was $82 million, an increase of $86 million from the prior year. The increase is reflective of higher provision for credit losses tied to increases in loan balances, higher reserves related to energy exposures, and moderating asset quality improvement in other sectors.
Total noninterest income was $285 million, which remained stable from prior year. Higher non-margin loan fees, structured real estate gains, and investment banking income were partially offset by lower gains on sale of leases, a decline in card fees, and a decline in treasury management service charges.
Total noninterest expense was $407 million, an increase of $10 million, or 3%, compared to the same period in 2015. The increase was primarily due to higher amortization expenses tied to STCC new market tax credit investments, higher allocated and outside processing costs, partially offset by lower operating losses and staff expense.

Mortgage Banking
Mortgage Banking reported net income of $45 million for the three months ended March 31, 2016, a decrease of $10 million, or 18%, compared to the same period in 2015. The decrease in net income was driven by lower net interest income and noninterest income, partially offset by lower noninterest expense.
Net interest income was $112 million, a decrease of $9 million, or 7%, compared to the first quarter of 2015. The decrease was predominantly due to lower net interest income on loans and LHFS, partially offset by higher net interest income on deposits. Net interest income on loans decreased $7 million, or 7%, due to lower spreads on residential mortgages, partially offset by a $1.5 billion, or 6%, increase in average loan balances.
Provision for credit losses was a benefit of $10 million and stable, compared to the first quarter of 2015, due to continued strength in asset quality.
Total noninterest income was $124 million, a decrease of $8 million, or 6%, compared to the first quarter of 2015. The decrease was predominantly driven by lower mortgage production income, partially offset by higher mortgage servicing income. Production related income decreased $23 million, compared to the first quarter of 2015, due to lower refinance activity, gain on sale margins, portfolio mark-to-market valuations, and production related fee income. Loan originations were $5.0 billion, a decrease of $0.1 billion, or 3%, compared to the same period in 2015. Mortgage servicing income was $62 million, an increase of $19 million, or 44%, compared to the first quarter of 2015. The increase was driven by lower decay, higher servicing fees, and positive net hedge performance. Total loans serviced were $148.9 billion, an increase of 5%, at March 31, 2016, compared to $141.8 billion at March 31, 2015.
Total noninterest expense was $175 million, a decline of $3 million, or 2%, compared to the same period in 2015. The decrease was primarily attributable to an $8 million decline in employee compensation and benefits expense, partially offset by slight increases in various other operating expenses.

Corporate Other
Corporate Other net income was $39 million for the three months ended March 31, 2016, a decrease of $19 million, or 33%,

compared to the same period in 2015. The decrease in net income was primarily due to gains on the disposition of held for sale affordable housing partnership assets and recoveries of previously recognized losses related to the financial crisis, both recognized during the first quarter of 2015.
Net interest income was $31 million during the three months ended March 31, 2016, an increase of $1 million, or 3%, compared to the same period in 2015. The increase was primarily due to a $13 million increase in commercial loan related swap income, partially offset by lower spreads on funding liabilities. Average long-term debt decreased $4.4 billion, or 36%, and average short-term borrowings decreased $0.7 billion, or 19%, compared to the same period in 2015, driven by balance sheet management activities.
Total noninterest income was $22 million, a decrease of $20 million, or 48%, compared to the same period in 2015. The decrease was primarily due to the aforementioned 2015 affordable housing related gains.
Total noninterest expense was a contra expense of $6 million, an increase of $13 million in expense compared to the $19 million contra expense reported during the same period in 2015. The increase in expense was primarily due to the aforementioned 2015 recoveries of previously recognized losses.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See the “Enterprise Risk Management” section of the MD&A in this Form 10-Q, which is incorporated herein by reference.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) at March 31, 2016. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at March 31, 2016.

Changes in Internal Control over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Refer to the Company's 2015 Annual Report on Form 10-K for additional information.

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
The risks described in this report and in the Company's 2015 Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known, or that the Company currently deems to be immaterial, also may adversely affect the Company's business, financial condition, or future results. In addition to the other information set forth in this report, factors discussed in Part I, Item 1A., "Risk Factors," in the Company's 2015 Annual Report on Form 10-K, which could materially affect the Company's business, financial condition, or future results, should be carefully considered.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities:

				Table 21
	Common Stock [1]
	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value [2] of Equity that May Yet Be Purchased Under the Plans or Programs at Period End (in millions)
January 1 - 31	4,224,215	$35.37	4,224,215	$180
February 1 - 29	36,212	34.66	36,212	175
March 1 - 31	—	—	—	175
Total during first quarter of 2016	4,260,427	$35.36	4,260,427	$175
1 On March 11, 2015, the Company announced that the Federal Reserve had no objections to the repurchase of up to $875 million of the Company's outstanding common equity to be completed between April 1, 2015 and June 30, 2016, as part of the Company's capital plan submitted in connection with the 2015 CCAR.
During the first quarter of 2016, no shares of SunTrust common stock were surrendered by participants in SunTrust's employee stock option plans, where participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock, which the participant already owns. SunTrust considers any such shares surrendered by participants in SunTrust's employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs.
2 During the first quarter of 2016, the Company also repurchased $24 million of its outstanding common stock warrants as part of its 2015 CCAR capital plan. In January 2016, 1,035,800 Series A warrants were repurchased at an average price paid of $6.91 per warrant, and 4,272,780 Series B warrants were repurchased at an average price paid of $3.14 per warrant. In February 2016, 14,451 Series A warrants were repurchased at an average price paid of $7.18 per warrant, and 1,120,089 Series B warrants were repurchased at an average price paid of $3.25 per warrant. No warrants were repurchased in March 2016.

During the first quarter of 2016, the Company repurchased $151 million of its outstanding common stock at market value and $24 million of its common stock warrants as part of its publicly announced 2015 CCAR capital plan. At March 31, 2016, the Company had $175 million of remaining common equity repurchase capacity under this 2015 capital plan (reflected in the table above). During April 2016, the Company repurchased an additional $175 million of its outstanding common stock at market value, which completed its repurchase of authorized common equity under the 2015 capital plan. Also in April of 2016, the Company submitted its 2016 capital plan for review by the Federal Reserve in conjunction with the 2016 CCAR, and the Company anticipates receiving feedback in June 2016 regarding this submission.
At March 31, 2016, 7.4 million warrants remained outstanding and the Company had authority from its Board to repurchase all of these outstanding stock purchase warrants; however, any such repurchase would be subject to the non-objection of the Federal Reserve through the capital planning and stress testing process.
SunTrust did not repurchase any shares of its Series A Preferred Stock Depositary Shares, Series B Preferred Stock, Series E Preferred Stock Depositary Shares, or Series F Preferred Stock Depositary Shares during the first quarter of 2016, and there was no unused Board authority to repurchase any shares of Series A Preferred Stock Depositary Shares, Series B Preferred Stock, Series E Preferred Stock Depositary Shares, or the Series F Preferred Stock Depositary Shares.
Refer to the Company's 2015 Annual Report on Form 10-K for additional information regarding the Company's equity securities.

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

10.1
Form of Restricted Stock Unit Award Agreement under the SunTrust Banks, Inc. 2009 Stock Plan, Retention I, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 12, 2016.

*

10.2
Form of Restricted Stock Unit Award Agreement under the SunTrust Banks, Inc. 2009 Stock Plan, Retention II, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 12, 2016.

*

10.3	Form of Restricted Stock Unit Award Agreement under the SunTrust Banks, Inc. 2009 Stock Plan, 2016 ROTCE/TSR.	**

31.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

31.2	Certification of Corporate Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Corporate Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.1	Interactive Data File.	**

*	incorporated by reference
**	filed herewith

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNTRUST BANKS, INC.
(Registrant)

Dated:	May 4, 2016	By: /s/ Thomas E. Panther
Thomas E. Panther, Senior Vice President, Director of Corporate Finance and Controller (on behalf of the Registrant and as Principal Accounting Officer)