Form 10-Q
period 2016-06-30
SUNTRUST BANKS INC
filed 2016-08-04
CIK 750556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

At July 28, 2016, 495,738,819 shares of the registrant’s common stock, $1.00 par value, were outstanding.

GLOSSARY OF DEFINED TERMS

ABS — Asset-backed securities.
ACH — Automated clearing house.
AFS — Available for sale.
AIP — Annual Incentive Plan.
ALCO — Asset/Liability Committee.
ALM — Asset/Liability Management.
ALLL — Allowance for loan and lease losses.
AOCI — Accumulated other comprehensive income.
APIC — Additional paid-in capital.
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
CCB — Capital conservation buffer.
CD — Certificate of deposit.
CDR — Conditional default rate.
CDS — Credit default swaps.
CECL — Current expected credit loss.
CEO — Chief Executive Officer.
CET1 — Common Equity Tier 1 Capital.
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
ER — Enterprise Risk.
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
Visa Counterparty — A financial institution that purchased the Company's Visa Class B shares.

ii

PART I - FINANCIAL INFORMATION
The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)
SunTrust Banks, Inc.
Consolidated Statements of Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions and shares in thousands, except per share data) (Unaudited)	2016	2015	2016	2015
Interest Income
Interest and fees on loans	$1,222	$1,115	$2,424	$2,206
Interest and fees on loans held for sale	18	23	37	45
Interest and dividends on securities available for sale	161	137	324	277
Trading account interest and other	23	22	49	41
Total interest income	1,424	1,297	2,834	2,569
Interest Expense
Interest on deposits	63	55	121	110
Interest on long-term debt	64	67	123	136
Interest on other borrowings	9	8	21	16
Total interest expense	136	130	265	262
Net interest income	1,288	1,167	2,569	2,307
Provision for credit losses	146	26	246	82
Net interest income after provision for credit losses	1,142	1,141	2,323	2,225
Noninterest Income
Service charges on deposit accounts	162	156	315	308
Other charges and fees	104	99	197	188
Card fees	83	84	160	164
Investment banking income	126	145	225	242
Trading income	34	54	89	109
Trust and investment management income	75	84	150	168
Retail investment services	72	80	141	152
Mortgage production related income	111	76	171	159
Mortgage servicing related income	52	30	114	73
Gain on sale of premises	52	—	52	—
Net securities gains	4	14	4	14
Other noninterest income	23	52	62	115
Total noninterest income	898	874	1,680	1,692
Noninterest Expense
Employee compensation	669	653	1,307	1,285
Employee benefits	94	103	229	242
Outside processing and software	202	204	400	394
Net occupancy expense	78	85	163	169
Equipment expense	42	42	82	82
Marketing and customer development	38	34	82	61
Regulatory assessments	44	35	80	72
Operating losses	25	16	50	30
Credit and collection services	18	25	30	43
Amortization	11	7	21	13
Other noninterest expense	124	124	219	217
Total noninterest expense	1,345	1,328	2,663	2,608
Income before provision for income taxes	695	687	1,340	1,309
Provision for income taxes	201	202	396	393
Net income including income attributable to noncontrolling interest	494	485	944	916
Net income attributable to noncontrolling interest	2	2	5	4
Net income	$492	$483	$939	$912
Net income available to common shareholders	$475	$467	$906	$877

Net income per average common share:
Diluted	$0.94	$0.89	$1.78	$1.67
Basic	0.95	0.90	1.80	1.69
Dividends declared per common share	0.24	0.24	0.48	0.44
Average common shares - diluted	505,633	522,479	508,012	524,646
Average common shares - basic	501,374	516,968	503,428	518,983

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions) (Unaudited)	2016	2015	2016	2015
Net income	$492	$483	$939	$912
Components of other comprehensive income/(loss):
Change in net unrealized gains/(losses) on securities available for sale, net of tax of $81, ($117), $246 and ($64), respectively	136	(201)	415	(115)
Change in net unrealized gains/(losses) on derivative instruments, net of tax of $43, ($20), $133, and $7, respectively	73	(34)	223	10
Change in credit risk adjustment on long-term debt, net of tax of $0, $0, ($1), and $0, respectively [1]	—	—	(2)	—
Change related to employee benefit plans, net of tax of $2, ($2), $37, and ($45), respectively	3	6	62	(67)
Total other comprehensive income/(loss), net of tax	212	(229)	698	(172)
Total comprehensive income	$704	$254	$1,637	$740
1 Related to the Company's early adoption of the ASU 2016-01 provision related to changes in instrument-specific credit risk. See Note 1, "Significant Accounting Policies," and Note 17, "Accumulated Other Comprehensive Income/(Loss)," for additional information.

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in millions and shares in thousands, except per share data)	2016	2015
Assets	(Unaudited)
Cash and due from banks	$4,134	$4,299
Federal funds sold and securities borrowed or purchased under agreements to resell	1,107	1,277
Interest-bearing deposits in other banks	24	23
Cash and cash equivalents	5,265	5,599
Trading assets and derivative instruments [1]	6,850	6,119
Securities available for sale	29,336	27,825
Loans held for sale ($2,176 and $1,494 at fair value at June 30, 2016 and December 31, 2015, respectively)	2,468	1,838
Loans [2] ($246 and $257 at fair value at June 30, 2016 and December 31, 2015, respectively)	141,656	136,442
Allowance for loan and lease losses	(1,774)	(1,752)
Net loans	139,882	134,690
Premises and equipment, net	1,474	1,502
Goodwill	6,337	6,337
Other intangible assets (MSRs at fair value: $1,061 and $1,307 at June 30, 2016 and December 31, 2015, respectively)	1,075	1,325
Other assets	6,205	5,582
Total assets	$198,892	$190,817

Liabilities
Noninterest-bearing deposits	$42,466	$42,272
Interest-bearing deposits (CDs at fair value: $49 and $0 at June 30, 2016 and December 31, 2015, respectively)	110,285	107,558
Total deposits	152,751	149,830
Funds purchased	1,352	1,949
Securities sold under agreements to repurchase	1,622	1,654
Other short-term borrowings	1,883	1,024
Long-term debt [3] ($970 and $973 at fair value at June 30, 2016 and December 31, 2015, respectively)	12,264	8,462
Trading liabilities and derivative instruments	1,245	1,263
Other liabilities	3,311	3,198
Total liabilities	174,428	167,380
Shareholders’ Equity
Preferred stock, no par value	1,225	1,225
Common stock, $1.00 par value	550	550
Additional paid-in capital	9,003	9,094
Retained earnings	15,353	14,686
Treasury stock, at cost, and other [4]	(1,900)	(1,658)
Accumulated other comprehensive income/(loss), net of tax	233	(460)
Total shareholders’ equity	24,464	23,437
Total liabilities and shareholders’ equity	$198,892	$190,817

Common shares outstanding [5]	501,412	508,712
Common shares authorized	750,000	750,000
Preferred shares outstanding	12	12
Preferred shares authorized	50,000	50,000
Treasury shares of common stock	48,509	41,209

[1] Includes trading securities pledged as collateral where counterparties have the right to sell or repledge the collateral	$1,282	$1,377
[2] Includes loans of consolidated VIEs	227	246
[3] Includes debt of consolidated VIEs	240	259
[4] Includes noncontrolling interest	103	108
[5] Includes restricted shares	49	1,334

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Shareholders’ Equity

(Dollars and shares in millions, except per share data) (Unaudited)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock and Other [1]	Accumulated Other Comprehensive (Loss)/Income	Total
Balance, January 1, 2015	$1,225	525	$550	$9,089	$13,295	($1,032)	($122)	$23,005
Net income	—	—	—	—	912	—	—	912
Other comprehensive loss	—	—	—	—	—	—	(172)	(172)
Common stock dividends, $0.44 per share	—	—	—	—	(229)	—	—	(229)
Preferred stock dividends [2]	—	—	—	—	(32)	—	—	(32)
Repurchase of common stock	—	(7)	—	—	—	(290)	—	(290)
Exercise of stock options and stock compensation expense	—	—	—	(14)	—	22	—	8
Restricted stock activity	—	—	—	5	(2)	7	—	10
Amortization of restricted stock compensation	—	—	—	—	—	9	—	9
Issuance of stock for employee benefit plans and other	—	—	—	—	—	2	—	2
Balance, June 30, 2015	$1,225	518	$550	$9,080	$13,944	($1,282)	($294)	$23,223

Balance, January 1, 2016	$1,225	509	$550	$9,094	$14,686	($1,658)	($460)	$23,437
Cumulative effect of credit risk adjustment [3]	—	—	—	—	5	—	(5)	—
Net income	—	—	—	—	939	—	—	939
Other comprehensive income	—	—	—	—	—	—	698	698
Change in noncontrolling interest	—	—	—	—	—	(5)	—	(5)
Common stock dividends, $0.48 per share	—	—	—	—	(241)	—	—	(241)
Preferred stock dividends [2]	—	—	—	—	(33)	—	—	(33)
Repurchase of common stock	—	(9)	—	—	—	(326)	—	(326)
Repurchase of common stock warrants	—	—	—	(24)	—	—	—	(24)
Exercise of stock options and stock compensation expense [4]	—	—	—	(22)	—	33	—	11
Restricted stock activity [4]	—	1	—	(45)	(3)	54	—	6
Amortization of restricted stock compensation	—	—	—	—	—	2	—	2
Balance, June 30, 2016	$1,225	501	$550	$9,003	$15,353	($1,900)	$233	$24,464
1 At June 30, 2016, includes ($2,003) million for treasury stock, $0 million for the compensation element of restricted stock, and $103 million for noncontrolling interest.
At June 30, 2015, includes ($1,379) million for treasury stock, ($11) million for the compensation element of restricted stock, and $108 million for noncontrolling interest.
2 For the six months ended June 30, 2016, dividends were $2,033 per share for both Perpetual Preferred Stock Series A and B, $2,938 per share for Perpetual Preferred Stock Series E, and $2,813 per share for Perpetual Preferred Stock Series F.
For the six months ended June 30, 2015, dividends were $2,022 per share for both Perpetual Preferred Stock Series A and B, $2,938 per share for Perpetual Preferred Stock Series E, and $3,406 per share for Perpetual Preferred Stock Series F.
3 Related to the Company's early adoption of the ASU 2016-01 provision related to changes in instrument-specific credit risk, beginning January 1, 2016. See Note 1, "Significant Accounting Policies," and Note 17, "Accumulated Other Comprehensive Income/(Loss)," for additional information.
4 Includes a ($4) million net reclassification of excess tax benefits from additional paid-in capital to provision for income taxes, related to the Company's early adoption of ASU 2016-09. See Note 1, "Significant Accounting Policies," and Note 11, "Employee Benefit Plans," for additional information.

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc. Consolidated Statements of Cash Flows

	Six Months Ended June 30
(Dollars in millions) (Unaudited)	2016	2015
Cash Flows from Operating Activities
Net income including income attributable to noncontrolling interest	$944	$916
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation, amortization, and accretion	349	404
Origination of mortgage servicing rights	(110)	(117)
Provisions for credit losses and foreclosed property	249	87
Stock-based compensation	56	49
Excess tax benefits from stock-based compensation	(14)	(17)
Net securities gains	(4)	(14)
Net gain on sale of loans held for sale, loans, and other assets	(241)	(114)
Net (increase)/decrease in loans held for sale	(472)	191
Net increase in trading assets	(372)	(220)
Net increase in other assets [1]	(61)	(310)
Net decrease in other liabilities [1]	(345)	(45)
Net cash (used in)/provided by operating activities	(21)	810

Cash Flows from Investing Activities
Proceeds from maturities, calls, and paydowns of securities available for sale	2,283	3,194
Proceeds from sales of securities available for sale	—	1,477
Purchases of securities available for sale	(3,400)	(5,302)
Net increase in loans, including purchases of loans	(5,777)	(894)
Proceeds from sales of loans	278	1,886
Purchases of mortgage servicing rights	(75)	(112)
Capital expenditures	(66)	(36)
Payments related to acquisitions, including contingent consideration	(23)	(30)
Proceeds from the sale of other real estate owned and other assets	118	126
Net cash (used in)/provided by investing activities	(6,662)	309

Cash Flows from Financing Activities
Net increase in total deposits	2,921	4,370
Net increase/(decrease) in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	230	(3,069)
Proceeds from issuance of long-term debt and other	4,892	1,195
Repayments of long-term debt	(1,034)	(3,987)
Repurchase of common stock	(326)	(290)
Repurchase of common stock warrants	(24)	—
Common and preferred dividends paid	(274)	(261)
Taxes paid related to net share settlement of equity awards [1]	(46)	(31)
Proceeds from exercise of stock options [1]	10	13
Net cash provided by/(used in) financing activities	6,349	(2,060)

Net decrease in cash and cash equivalents	(334)	(941)
Cash and cash equivalents at beginning of period	5,599	8,229
Cash and cash equivalents at end of period	$5,265	$7,288

Supplemental Disclosures:
Loans transferred from loans held for sale to loans	$10	$651
Loans transferred from loans to loans held for sale	162	1,696
Loans transferred from loans and loans held for sale to other real estate owned	29	35
Non-cash impact of debt assumed by purchaser in lease sale	74	190
1 Related to the Company's early adoption of ASU 2016-09, certain prior period amounts have been retrospectively reclassified between operating activities and financing activities. See Note 1, "Significant Accounting Policies," for additional information.

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
The Company evaluated events that occurred subsequent to June 30, 2016, and there were no material events that would require recognition in the Company's Consolidated Financial Statements or disclosure in the accompanying Notes for the three and six months ended June 30, 2016.

Recently Issued Accounting Pronouncements
The following table summarizes ASUs recently issued by the Financial Accounting Standards Board ("FASB") that could have a material effect on the Company's financial statements:

Standard	Description	Required Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standards Adopted (or partially adopted) in 2016
ASU 2015-02, Amendments to the Consolidation Analysis
The ASU rescinds the indefinite deferral of previous amendments to ASC Topic 810, Consolidation, for certain entities and amends components of the consolidation analysis under ASC Topic 810, including evaluating limited partnerships and similar legal entities, evaluating fees paid to a decision maker or service provider as a variable interest, the effects of fee arrangements and/or related parties on the primary beneficiary determination and investment fund specific matters. The ASU may be adopted either retrospectively or on a modified retrospective basis.

		January 1, 2016	The Company adopted this ASU on a modified retrospective basis beginning January 1, 2016. The adoption of this standard had no impact to the Consolidated Financial Statements.
ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities
The ASU amends ASC Topic 825, Financial Instruments-Overall, and addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The main provisions require investments in equity securities to be measured at fair value through net income, unless they qualify for a practicability exception, and require fair value changes arising from changes in instrument-specific credit risk for financial liabilities that are measured under the fair value option to be recognized in other comprehensive income. With the exception of disclosure requirements that will be adopted prospectively, the ASU must be adopted on a modified retrospective basis.
January 1, 2018 Early adoption is permitted beginning January 1, 2016 or 2017 for the provision related to changes in instrument-specific credit risk for financial liabilities under the FVO.
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

Notes to Consolidated Financial Statements (Unaudited), continued

Standard	Description	Required Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2016-09, Improvements to Employee Share-Based Payment Accounting
The ASU amends ASC Topic 718, Compensation-Stock Compensation, which simplifies several aspects of the accounting for employee share-based payments transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Adoption methods are specific to the component of the ASU, ranging from a retrospective and modified retrospective basis to a prospective basis.
January 1, 2017 Early adoption is permitted.
The Company early adopted the ASU on April 1, 2016 with an effective date of January 1, 2016, which resulted in a reclassification of $4 million from APIC to provision for income taxes, representing excess tax benefits previously recognized in APIC during the first quarter of 2016. During the second quarter of 2016 the Company recognized a benefit of $6 million in provision for income taxes for excess tax benefits that occurred between April 1, 2016 and June 30, 2016. The early adoption favorably impacted both basic and diluted EPS by $0.01 and $0.02 per share for the three and six months ended June 30, 2016, respectively.

The Company retrospectively reclassified $17 million of excess tax benefits from financing activities to operating activities in the Consolidated Statements of Cash Flows and retrospectively reclassified $31 million of taxes paid related to net share settlement of equity awards from operating activities to financing activities. The net impact on the Consolidated Statements of Cash Flows was immaterial.

The Company had no previously unrecognized excess tax benefits; therefore, there was no impact to the Consolidated Financial Statements as it related to the elimination of the requirement that excess tax benefits be realized before recognition.

The Company elected to retain its existing accounting policy election to estimate award forfeitures.

Standards Not Yet Adopted
ASU 2014-09, Revenue from Contracts with Customers

ASU 2016-08, Principal versus Agent Considerations

ASU 2016-10, Identifying Performance Obligations and Licensing

ASU 2016-12, Narrow-Scope Improvements and Practical Expedients

These ASUs supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the ASUs is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASUs may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts, with remaining performance obligations as of the effective date.
		January 1, 2018 Early adoption is permitted beginning January 1, 2017.	The Company is evaluating the alternative methods of adoption and the anticipated effects on the Consolidated Financial Statements and related disclosures.
ASU 2016-02, Leases
The ASU creates ASC Topic 842, Leases, and supersedes Topic 840, Leases. Topic 842 requires lessees to recognize the right-of-use assets and liabilities that arise from leases, with the exception of short-term leases. The ASU does not make significant changes to lessor accounting; however, there were certain improvements made to align lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. There are several new qualitative and quantitative disclosures required. Upon transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.

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
ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting
The ASU amends ASC Topic 323, Investments-Equity Method and Joint Ventures, to eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investor obtains significant influence over the investee. In addition, if the investor previously held an AFS equity security, the ASU requires that the investor recognize through earnings the unrealized holding gain or loss in AOCI, as of the date it obtains significant influence. The ASU is to be applied on a prospective basis.

January 1, 2017 Early application is permitted.
This ASU will not impact the Consolidated Financial Statements and related disclosures until there is an applicable increase in investment or change in influence resulting in a transition to the equity method.

ASU 2016-13, Measurement of Credit Losses on Financial Instruments
The ASU amends ASC Topic 326, Financial Instruments-Credit Losses, to replace the incurred loss impairment methodology with a current expected credit loss methodology for financial instruments measured at amortized cost and other commitments to extend credit. For this purpose, expected credit losses reflect losses over the remaining contractual life of an asset, considering the effect of voluntary prepayments and considering available information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The resulting allowance for credit losses reflects the portion of the amortized cost basis that the entity does not expect to collect. Additional quantitative and qualitative disclosures are required upon adoption.

The CECL model does not apply to AFS debt securities; however the ASU requires entities to record an allowance when recognizing credit losses for AFS securities, rather than recording a direct write-down of the carrying amount.

		January 1, 2020 Early adoption is permitted beginning January 1, 2019.	The Company is evaluating the impact the ASU will have on the Company's Consolidated Financial Statements and related disclosures.

NOTE 2 - FEDERAL FUNDS SOLD AND SECURITIES FINANCING ACTIVITIES
Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell
Fed funds sold and securities borrowed or purchased under agreements to resell were as follows:

(Dollars in millions)	June 30, 2016	December 31, 2015
Fed funds sold	$5	$38
Securities borrowed	332	277
Securities purchased under agreements to resell	770	962
Total Fed funds sold and securities borrowed or purchased under agreements to resell	$1,107	$1,277
Securities purchased under agreements to resell are primarily collateralized by U.S. government or agency securities and are carried at the amounts at which the securities will be subsequently resold. Securities borrowed are primarily collateralized by corporate securities. The Company borrows securities and purchases securities under agreements to resell as part of its securities financing activities. On the acquisition date of these securities, the Company and the related counterparty agree on the amount of collateral required to secure the principal amount loaned under these arrangements. The Company monitors collateral values daily and calls for additional collateral to be provided as warranted under the respective agreements. At June 30, 2016 and December 31, 2015, the total market value of collateral held was $1.1 billion and $1.2 billion, of which $215 million and $73 million was repledged, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as secured borrowings. The following table presents the Company’s related activity, by collateral type and remaining contractual maturity:

	June 30, 2016			December 31, 2015
(Dollars in millions)	Overnight and Continuous	Up to 30 days	Total	Overnight and Continuous	Up to 30 days	Total
U.S. Treasury securities	$3	$—	$3	$112	$—	$112
Federal agency securities	164	—	164	319	—	319
MBS - agency	993	13	1,006	837	23	860
CP	116	—	116	49	—	49
Corporate and other debt securities	239	94	333	242	72	314
Total securities sold under agreements to repurchase	$1,515	$107	$1,622	$1,559	$95	$1,654

For these securities sold under agreements to repurchase, the Company would be obligated to provide additional collateral in the event of a significant decline in fair value of the collateral pledged. This risk is managed by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.

Netting of Securities - Repurchase and Resell Agreements
The Company has various financial assets and financial liabilities that are subject to enforceable master netting agreements or similar agreements. The Company's derivatives that are subject to enforceable master netting agreements or similar agreements are discussed in Note 13, "Derivative Financial Instruments." The following table presents the

Company's securities borrowed or purchased under agreements to resell and securities sold under agreements to repurchase that are subject to MRAs. At June 30, 2016 and December 31, 2015, there were no such transactions subject to legally enforceable MRAs that were eligible for balance sheet netting.
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

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
June 30, 2016
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,102	$—	$1,102	[1]	$1,092	$10
Financial liabilities:
Securities sold under agreements to repurchase	1,622	—	1,622		1,622	—

December 31, 2015
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,239	$—	$1,239	[1]	$1,229	$10
Financial liabilities:
Securities sold under agreements to repurchase	1,654	—	1,654		1,654	—
1 Excludes $5 million and $38 million of Fed funds sold, which are not subject to a master netting agreement at June 30, 2016 and December 31, 2015, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 3 - TRADING ASSETS AND LIABILITIES AND DERIVATIVE INSTRUMENTS

The fair values of the components of trading assets and liabilities and derivative instruments were as follows:

(Dollars in millions)	June 30, 2016	December 31, 2015
Trading Assets and Derivative Instruments:
U.S. Treasury securities	$531	$538
Federal agency securities	396	588
U.S. states and political subdivisions	54	30
MBS - agency	826	553
CLO securities	3	2
Corporate and other debt securities	499	468
CP	139	67
Equity securities	53	66
Derivative instruments [1]	1,669	1,152
Trading loans [2]	2,680	2,655
Total trading assets and derivative instruments	$6,850	$6,119

Trading Liabilities and Derivative Instruments:
U.S. Treasury securities	$473	$503
MBS - agency	3	37
Corporate and other debt securities	311	259
Derivative instruments [1]	458	464
Total trading liabilities and derivative instruments	$1,245	$1,263
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

Pledged trading assets are presented in the following table:

(Dollars in millions)	June 30, 2016	December 31, 2015
Pledged trading assets to secure repurchase agreements [1]	$821	$986
Pledged trading assets to secure derivative agreements	467	393
Pledged trading assets to secure other arrangements	40	40
1 Repurchase agreements secured by collateral totaled $787 million and $950 million at June 30, 2016 and December 31, 2015, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 4 – SECURITIES AVAILABLE FOR SALE
Securities Portfolio Composition

	June 30, 2016
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$4,273	$168	$—	$4,441
Federal agency securities	361	11	—	372
U.S. states and political subdivisions	164	11	—	175
MBS - agency	22,800	727	3	23,524
MBS - non-agency residential	82	1	—	83
ABS	9	2	—	11
Corporate and other debt securities	35	1	—	36
Other equity securities [1]	694	1	1	694
Total securities AFS	$28,418	$922	$4	$29,336

	December 31, 2015
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$3,460	$3	$14	$3,449
Federal agency securities	402	10	1	411
U.S. states and political subdivisions	156	8	—	164
MBS - agency	22,877	397	150	23,124
MBS - non-agency residential	92	2	—	94
ABS	11	2	1	12
Corporate and other debt securities	37	1	—	38
Other equity securities [1]	533	1	1	533
Total securities AFS	$27,568	$424	$167	$27,825
1 At June 30, 2016, the fair value of other equity securities was comprised of the following: $202 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, $84 million of mutual fund investments, and $6 million of other.
At December 31, 2015, the fair value of other equity securities was comprised of the following: $32 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, $93 million of mutual fund investments, and $6 million of other.

The following table presents interest and dividends on securities AFS:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2016	2015	2016	2015
Taxable interest	$156	$126	$315	$254
Tax-exempt interest	2	2	3	4
Dividends	3	9	6	19
Total interest and dividends on securities AFS	$161	$137	$324	$277

Securities AFS pledged to secure public deposits, repurchase agreements, trusts, and other funds had a fair value of $4.6 billion and $3.2 billion at June 30, 2016 and December 31, 2015, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

The following table presents the amortized cost, fair value, and weighted average yield of investments in debt securities AFS at June 30, 2016, by remaining contractual maturity, with the exception of MBS and ABS, which are based on estimated average life. Receipt of cash flows may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Distribution of Remaining Maturities
(Dollars in millions)	Due in 1 Year or Less	Due After 1 Year through 5 Years	Due After 5 Years through 10 Years	Due After 10 Years	Total
Amortized Cost:
U.S. Treasury securities	$—	$1,646	$2,627	$—	$4,273
Federal agency securities	145	91	13	112	361
U.S. states and political subdivisions	26	16	89	33	164
MBS - agency	2,174	9,671	10,498	457	22,800
MBS - non-agency residential	—	82	—	—	82
ABS	1	8	—	—	9
Corporate and other debt securities	—	35	—	—	35
Total debt securities AFS	$2,346	$11,549	$13,227	$602	$27,724
Fair Value:
U.S. Treasury securities	$—	$1,685	$2,756	$—	$4,441
Federal agency securities	146	98	13	115	372
U.S. states and political subdivisions	26	17	98	34	175
MBS - agency	2,285	10,009	10,761	469	23,524
MBS - non-agency residential	—	83	—	—	83
ABS	1	10	—	—	11
Corporate and other debt securities	—	36	—	—	36
Total debt securities AFS	$2,458	$11,938	$13,628	$618	$28,642
Weighted average yield [1]	2.50%	2.40%	2.56%	3.04%	2.50%
1 Weighted average yields are based on amortized cost.

Securities AFS in an Unrealized Loss Position
The Company held certain investment securities AFS where amortized cost exceeded fair value, resulting in unrealized loss positions. Market changes in interest rates and credit spreads may result in temporary unrealized losses as the market prices of securities fluctuate. At June 30, 2016, the Company did not intend to sell these securities nor was it more-likely-than-not that the Company would be required to sell these securities before their anticipated recovery or maturity. The Company reviewed its portfolio for OTTI in accordance with the accounting policies described in Note 1, "Significant Accounting Policies," of the Company's 2015 Annual Report on Form 10-K.

Securities AFS in an unrealized loss position at period end are presented in the following tables.

	June 30, 2016
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]
Temporarily impaired securities AFS:
Federal agency securities	$—	$—	$3	$—	$3	$—
MBS - agency	438	1	398	2	836	3
ABS	—	—	6	—	6	—
Other equity securities	4	1	—	—	4	1
Total temporarily impaired securities AFS	442	2	407	2	849	4
OTTI securities AFS [1]:
MBS - non-agency residential	48	—	—	—	48	—
ABS	1	—	—	—	1	—
Total OTTI securities AFS	49	—	—	—	49	—
Total impaired securities AFS	$491	$2	$407	$2	$898	$4

Notes to Consolidated Financial Statements (Unaudited), continued

	December 31, 2015
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses [2]
Temporarily impaired securities AFS:
U.S. Treasury securities	$2,169	$14	$—	$—	$2,169	$14
Federal agency securities	75	—	34	1	109	1
MBS - agency	11,434	114	958	36	12,392	150
ABS	—	—	7	1	7	1
Other equity securities	3	1	—	—	3	1
Total temporarily impaired securities AFS	13,681	129	999	38	14,680	167
OTTI securities AFS [1]:
ABS	1	—	—	—	1	—
Total OTTI securities AFS	1	—	—	—	1	—
Total impaired securities AFS	$13,682	$129	$999	$38	$14,681	$167
1 OTTI securities AFS are impaired securities for which OTTI credit losses have been previously recognized in earnings.
2 Unrealized losses less than $0.5 million are presented as zero within the table.

At June 30, 2016, temporarily impaired securities AFS that have been in an unrealized loss position for twelve months or longer included agency MBS, federal agency securities, and one ABS collateralized by 2004 vintage home equity loans. The temporarily impaired ABS continues to receive timely principal and interest payments, and is evaluated quarterly for credit impairment. Unrealized losses on securities AFS that relate to factors other than credit are recorded in AOCI, net of tax.

Realized Gains and Losses and Other-Than-Temporarily Impaired Securities AFS
Net securities gains/(losses) are comprised of gross realized gains, gross realized losses, and OTTI credit losses recognized in earnings. Gross realized gains were $4 million for both the three and six months ended June 30, 2016. Gross realized losses were immaterial and there were no OTTI credit losses recognized in earnings for both the three and six months ended June 30, 2016. Gross realized gains were $14 million for both the three and six months ended June 30, 2015. Gross realized losses were immaterial and there were no OTTI losses recognized in earnings for both the three and six months ended June 30, 2015.
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
During the three and six months ended June 30, 2016 and 2015, there were no credit impairment losses recognized on securities AFS held at the end of each period. The accumulated balance of OTTI credit losses recognized in earnings on securities AFS held at period end was $24 million at June 30, 2016 and $25 million at June 30, 2015. Subsequent credit losses may be recorded on securities without a corresponding further decline in fair value when there has been a decline in expected cash flows.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 5 - LOANS
Composition of Loan Portfolio

(Dollars in millions)	June 30, 2016	December 31, 2015
Commercial loans:
C&I	$68,603	$67,062
CRE	6,228	6,236
Commercial construction	2,617	1,954
Total commercial loans	77,448	75,252
Residential loans:
Residential mortgages - guaranteed	534	629
Residential mortgages - nonguaranteed [1]	26,037	24,744
Residential home equity products	12,481	13,171
Residential construction	397	384
Total residential loans	39,449	38,928
Consumer loans:
Guaranteed student	5,562	4,922
Other direct	6,825	6,127
Indirect	11,195	10,127
Credit cards	1,177	1,086
Total consumer loans	24,759	22,262
LHFI	$141,656	$136,442
LHFS [2]	$2,468	$1,838
1 Includes $246 million and $257 million of LHFI measured at fair value at June 30, 2016 and December 31, 2015, respectively.
2 Includes $2.2 billion and $1.5 billion of LHFS measured at fair value at June 30, 2016 and December 31, 2015, respectively.
During the three months ended June 30, 2016 and 2015, the Company transferred $107 million and $1.2 billion in LHFI to LHFS, and $5 million and $640 million in LHFS to LHFI, respectively. In addition to sales of mortgage LHFS in the normal course of business, the Company sold $260 million and $1.4 billion in loans and leases for a loss of $2 million and a gain of $7 million during the three months ended June 30, 2016 and 2015, respectively.
During the six months ended June 30, 2016 and 2015, the Company transferred $162 million and $1.7 billion in LHFI to LHFS, and $10 million and $651 million in LHFS to LHFI, respectively. In addition to sales of mortgage LHFS in the normal course of business, the Company sold $278 million and $1.8 billion in loans and leases for a loss of $2 million and a gain of $13 million during the six months ended June 30, 2016 and 2015, respectively.
At June 30, 2016 and December 31, 2015, the Company had $24.5 billion and $23.6 billion of net eligible loan collateral pledged to the Federal Reserve discount window to support $17.6 billion and $17.2 billion of available, unused borrowing capacity, respectively.
At June 30, 2016 and December 31, 2015, the Company had $35.0 billion and $33.7 billion of net eligible loan collateral pledged to the FHLB of Atlanta to support $29.9 billion and $28.5 billion of available borrowing capacity, respectively. The available FHLB borrowing capacity at June 30, 2016 was used to support $3.4 billion of long-term debt, $1.0 billion of short-term debt, and $3.2 billion of letters of credit issued on the

Company's behalf. At December 31, 2015, the available FHLB borrowing capacity was used to support $408 million of long-term debt and $6.7 billion of letters of credit issued on the Company's behalf.

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
For the commercial portfolio, the Company believes that the most appropriate credit quality indicator is an individual loan’s risk assessment expressed according to the broad regulatory agency classifications of Pass or Criticized. The Company conforms to the following regulatory classifications for Criticized assets: Other Assets Especially Mentioned (or Special Mention), Adversely Classified, Doubtful, and Loss. However, for the purposes of disclosure, management believes the most meaningful distinction within the Criticized categories is between Accruing Criticized (which includes Special Mention and a portion of Adversely Classified) and Nonaccruing Criticized (which includes a portion of Adversely Classified and Doubtful and Loss). This distinction identifies those relatively higher risk loans for which there is a basis to believe that the Company will not collect all amounts due under those loan agreements. The Company's risk rating system is more granular, with multiple risk ratings in both the Pass and Criticized categories. Pass ratings reflect relatively low PDs, whereas, Criticized assets have higher PDs. The granularity in Pass ratings assists in the establishment of pricing, loan structures, approval requirements, reserves, and ongoing credit management requirements. Commercial risk ratings are refreshed at least annually, or more frequently as appropriate, based upon considerations such as market conditions, borrower characteristics, and portfolio trends. Additionally, management routinely reviews portfolio risk ratings, trends, and concentrations to support risk identification and mitigation activities. The increase in criticized accruing and nonaccruing C&I loans at June 30, 2016 compared to December 31, 2015, as presented in the following risk rating table, was driven primarily by downgrades of loans in the energy industry vertical.
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
For government-guaranteed loans, the Company monitors the credit quality based primarily on delinquency status, as it is a more relevant indicator of credit quality due to the government guarantee. At June 30, 2016 and December 31, 2015, 29% and

Notes to Consolidated Financial Statements (Unaudited), continued

31%, respectively, of the guaranteed residential loan portfolio was current with respect to payments. At June 30, 2016 and December 31, 2015, 80% and 78%, respectively, of the guaranteed student loan portfolio was current with respect to payments. The Company's loss exposure on guaranteed residential and student loans is mitigated by the government guarantee.

LHFI by credit quality indicator are shown in the tables below:

	Commercial Loans
	C&I		CRE		Commercial Construction
(Dollars in millions)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Risk rating:
Pass	$66,234	$65,379	$5,933	$6,067	$2,536	$1,931
Criticized accruing	1,878	1,375	285	158	79	23
Criticized nonaccruing	491	308	10	11	2	—
Total	$68,603	$67,062	$6,228	$6,236	$2,617	$1,954

	Residential Loans [1]
	Residential Mortgages - Nonguaranteed		Residential Home Equity Products		Residential Construction
(Dollars in millions)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Current FICO score range:
700 and above	$21,882	$20,422	$10,094	$10,772	$333	$313
620 - 699	3,174	3,262	1,640	1,741	53	58
Below 620 [2]	981	1,060	747	658	11	13
Total	$26,037	$24,744	$12,481	$13,171	$397	$384

	Consumer Loans [3]
	Other Direct		Indirect		Credit Cards
(Dollars in millions)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Current FICO score range:
700 and above	$6,154	$5,501	$7,834	$7,015	$827	$759
620 - 699	625	576	2,749	2,481	285	265
Below 620 [2]	46	50	612	631	65	62
Total	$6,825	$6,127	$11,195	$10,127	$1,177	$1,086
1 Excludes $534 million and $629 million of guaranteed residential loans at June 30, 2016 and December 31, 2015, respectively.
2 For substantially all loans with refreshed FICO scores below 620, the borrower’s FICO score at the time of origination exceeded 620 but has since deteriorated as the loan has seasoned.
3 Excludes $5.6 billion and $4.9 billion of guaranteed student loans at June 30, 2016 and December 31, 2015, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

The payment status for the LHFI portfolio is shown in the tables below:

	June 30, 2016
(Dollars in millions)	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing [2]	Total
Commercial loans:
C&I	$68,059	$32	$21	$491	$68,603
CRE	6,216	2	—	10	6,228
Commercial construction	2,615	—	—	2	2,617
Total commercial loans	76,890	34	21	503	77,448
Residential loans:
Residential mortgages - guaranteed	156	53	325	—	534
Residential mortgages - nonguaranteed [1]	25,753	80	10	194	26,037
Residential home equity products	12,175	80	—	226	12,481
Residential construction	384	—	—	13	397
Total residential loans	38,468	213	335	433	39,449
Consumer loans:
Guaranteed student	4,427	462	673	—	5,562
Other direct	6,794	22	4	5	6,825
Indirect	11,102	89	1	3	11,195
Credit cards	1,162	8	7	—	1,177
Total consumer loans	23,485	581	685	8	24,759
Total LHFI	$138,843	$828	$1,041	$944	$141,656
1 Includes $246 million of loans measured at fair value, the majority of which were accruing current.
2 Nonaccruing loans past due 90 days or more totaled $305 million. Nonaccruing loans past due fewer than 90 days include modified nonaccrual loans reported as TDRs, performing second lien loans where the first lien loan is nonperforming, and certain energy-related commercial loans.

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

	June 30, 2016			December 31, 2015
(Dollars in millions)	Unpaid Principal Balance	Amortized Cost [1]	Related Allowance	Unpaid Principal Balance	Amortized Cost [1]	Related Allowance
Impaired loans with no related allowance recorded:
Commercial loans:
C&I	$215	$197	$—	$55	$42	$—
CRE	—	—	—	11	9	—
Total commercial loans	215	197	—	66	51	—
Residential loans:
Residential mortgages - nonguaranteed	505	385	—	500	380	—
Residential construction	18	8	—	29	8	—
Total residential loans	523	393	—	529	388	—

Impaired loans with an allowance recorded:
Commercial loans:
C&I	213	188	43	173	167	28
Total commercial loans	213	188	43	173	167	28
Residential loans:
Residential mortgages - nonguaranteed	1,343	1,314	169	1,381	1,344	178
Residential home equity products	816	744	55	740	670	60
Residential construction	117	116	12	127	125	14
Total residential loans	2,276	2,174	236	2,248	2,139	252
Consumer loans:
Other direct	11	10	1	11	11	1
Indirect	111	111	5	114	114	5
Credit cards	23	6	1	24	6	1
Total consumer loans	145	127	7	149	131	7
Total impaired loans	$3,372	$3,079	$286	$3,165	$2,876	$287
1 Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to adjust the net book balance.

Included in the impaired loan balances above at June 30, 2016 and December 31, 2015 were $2.5 billion and $2.6 billion, respectively, of accruing TDRs at amortized cost, of which 97% were current. See Note 1, “Significant Accounting Policies,” to the Company's 2015 Annual Report on Form 10-K for further information regarding the Company’s loan impairment policy.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended June 30				Six Months Ended June 30
	2016		2015		2016		2015
(Dollars in millions)	Average Amortized Cost	Interest Income Recognized[1]	Average Amortized Cost	Interest Income Recognized[1]	Average Amortized Cost	Interest Income Recognized[1]	Average Amortized Cost	Interest Income Recognized[1]
Impaired loans with no related allowance recorded:
Commercial loans:
C&I	$277	$1	$44	$1	$261	$3	$46	$1
CRE	—	—	10	—	—	—	10	—
Total commercial loans	277	1	54	1	261	3	56	1
Residential loans:
Residential mortgages - nonguaranteed	388	4	365	4	390	8	368	7
Residential construction	9	—	8	—	9	—	10	—
Total residential loans	397	4	373	4	399	8	378	7

Impaired loans with an allowance recorded:
Commercial loans:
C&I	193	—	19	—	181	—	25	—
Total commercial loans	193	—	19	—	181	—	25	—
Residential loans:
Residential mortgages - nonguaranteed	1,313	17	1,366	17	1,316	33	1,367	34
Residential home equity products	747	7	637	7	752	15	640	14
Residential construction	115	1	129	2	116	3	128	4
Total residential loans	2,175	25	2,132	26	2,184	51	2,135	52
Consumer loans:
Other direct	11	—	12	—	11	—	12	—
Indirect	113	1	111	1	116	3	114	3
Credit cards	6	—	7	—	6	—	7	—
Total consumer loans	130	1	130	1	133	3	133	3
Total impaired loans	$3,172	$31	$2,708	$32	$3,158	$65	$2,727	$63
1 Of the interest income recognized during the three and six months ended June 30, 2016, cash basis interest income was less than $1 million and $2 million, respectively.
Of the interest income recognized during both the three and six months ended June 30, 2015, cash basis interest income was $1 million.

Notes to Consolidated Financial Statements (Unaudited), continued

NPAs are shown in the following table:

(Dollars in millions)	June 30, 2016	December 31, 2015
Nonaccrual/NPLs:
Commercial loans:
C&I	$491	$308
CRE	10	11
Commercial construction	2	—
Residential loans:
Residential mortgages - nonguaranteed	194	183
Residential home equity products	226	145
Residential construction	13	16
Consumer loans:
Other direct	5	6
Indirect	3	3
Total nonaccrual/NPLs [1]	944	672
OREO [2]	49	56
Other repossessed assets	8	7
Total NPAs	$1,001	$735
1 Nonaccruing restructured loans are included in total nonaccrual/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets in the Consolidated Balance Sheets until the property is conveyed and the funds are received. The receivable related to proceeds due from the FHA or the VA totaled $52 million at both June 30, 2016 and December 31, 2015.

The Company's recorded investment of nonaccruing loans secured by residential real estate properties for which formal foreclosure proceedings are in process at June 30, 2016 and December 31, 2015 was $127 million and $112 million, respectively. The Company's recorded investment of accruing loans secured by residential real estate properties for which formal foreclosure proceedings are in process at June 30, 2016 and December 31, 2015 was $138 million and $152 million, of which $128 million and $141 million were insured by the FHA or the VA, respectively.

At June 30, 2016, OREO included $37 million of foreclosed residential real estate properties and $9 million of foreclosed commercial real estate properties, with the remainder related to land.
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
At June 30, 2016 and December 31, 2015, the Company had $1 million and $4 million, respectively, of commitments to lend additional funds to debtors whose terms have been modified in a TDR. The number and amortized cost of loans modified under the terms of a TDR by type of modification are shown in the following tables.

	Three Months Ended June 30, 2016 [1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	23	$—	$—	$44	$44
Residential loans:
Residential mortgages - nonguaranteed	119	1	26	5	32
Residential home equity products	799	—	2	75	77
Consumer loans:
Other direct	9	—	—	—	—
Indirect	432	—	—	10	10
Credit cards	183	—	1	—	1
Total TDRs	1,565	$1	$29	$134	$164

	Six months ended June 30, 2016 [1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	35	$—	$—	$46	$46
Commercial construction	1	—	—	—	—
Residential loans:
Residential mortgages - nonguaranteed	239	1	58	7	66
Residential home equity products	1,531	—	9	127	136
Consumer loans:
Other direct	32	—	—	1	1
Indirect	918	—	—	21	21
Credit cards	352	—	1	—	1
Total TDRs	3,108	$1	$68	$202	$271
1 Includes loans modified under the terms of a TDR that were charged-off during the period.
2 Restructured loans which had forgiveness of amounts contractually due under the terms of the loan may have had other concessions including rate modifications and/or term extensions. The total amount of charge-offs associated with principal forgiveness during the three and six months ended June 30, 2016 was immaterial.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended June 30, 2015 [1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	23	$—	$—	$1	$1
CRE	1	—	—	—	—
Residential loans:
Residential mortgages - nonguaranteed	241	3	34	3	40
Residential home equity products	499	—	9	17	26
Residential construction	10	—	—	—	—
Consumer loans:
Other direct	20	—	—	—	—
Indirect	819	—	—	14	14
Credit cards	136	—	1	—	1
Total TDRs	1,749	$3	$44	$35	$82

	Six months ended June 30, 2015 [1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	45	$—	$1	$5	$6
CRE	1	—	—	—	—
Residential loans:
Residential mortgages - nonguaranteed	457	7	63	11	81
Residential home equity products	967	—	13	41	54
Residential construction	11	—	—	—	—
Consumer loans:
Other direct	37	—	—	—	—
Indirect	1,388	—	—	26	26
Credit cards	372	—	1	—	1
Total TDRs	3,278	$7	$78	$83	$168
1 Includes loans modified under the terms of a TDR that were charged-off during the period.
2 Restructured loans which had forgiveness of amounts contractually due under the terms of the loan may have had other concessions including rate modifications and/or term extensions. The total amount of charge-offs associated with principal forgiveness during the three and six months ended June 30, 2015 was immaterial.

TDRs that have defaulted during the three and six months ended June 30, 2016 and 2015 that were first modified within the previous 12 months were immaterial. The majority of loans that were modified and subsequently became 90 days or more delinquent have remained on nonaccrual status since the time of delinquency.

Concentrations of Credit Risk
The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. However, a geographic concentration arises because the Company operates primarily within Florida, Georgia, Maryland, North Carolina, and Virginia. The Company engages in limited international banking activities. The Company’s total cross-border outstanding loans were $1.7 billion and $1.6 billion at June 30, 2016 and December 31, 2015, respectively.

With respect to collateral concentration, at June 30, 2016, the Company owned $39.4 billion in loans secured by residential real estate, representing 28% of total LHFI. Additionally, the Company had $10.5 billion in commitments to extend credit on home equity lines and $7.0 billion in mortgage loan commitments outstanding at June 30, 2016. At December 31, 2015, the Company owned $38.9 billion in loans secured by residential real estate, representing 29% of total LHFI, and had $10.5 billion in commitments to extend credit on home equity lines and $3.2 billion in mortgage loan commitments outstanding. At June 30, 2016 and December 31, 2015, 1% and 2% of residential loans owned were guaranteed by a federal agency or a GSE, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 6 - ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the unfunded commitments reserve. Activity in the allowance for credit losses is summarized in the following table:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2016	2015	2016	2015
Balance, beginning of period	$1,831	$1,947	$1,815	$1,991
Provision for loan losses	141	28	243	84
Provision/(benefit) for unfunded commitments	5	(2)	3	(2)
Loan charge-offs	(167)	(123)	(278)	(254)
Loan recoveries	30	36	57	67
Balance, end of period	$1,840	$1,886	$1,840	$1,886

Components:
ALLL			$1,774	$1,834
Unfunded commitments reserve [1]			66	52
Allowance for credit losses			$1,840	$1,886
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.

Activity in the ALLL by loan segment for the three months ended June 30, 2016 and 2015 is presented in the following tables:

	Three Months Ended June 30, 2016
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance, beginning of period	$1,123	$467	$180	$1,770
Provision/(benefit) for loan losses	114	(4)	31	141
Loan charge-offs	(99)	(33)	(35)	(167)
Loan recoveries	9	9	12	30
Balance, end of period	$1,147	$439	$188	$1,774

	Three Months Ended June 30, 2015
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance, beginning of period	$976	$743	$174	$1,893
Provision/(benefit) for loan losses	33	(16)	11	28
Loan charge-offs	(31)	(61)	(31)	(123)
Loan recoveries	15	10	11	36
Balance, end of period	$993	$676	$165	$1,834

	Six Months Ended June 30, 2016
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance, beginning of period	$1,047	$534	$171	$1,752
Provision/(benefit) for loan losses	212	(37)	68	243
Loan charge-offs	(131)	(73)	(74)	(278)
Loan recoveries	19	15	23	57
Balance, end of period	$1,147	$439	$188	$1,774

	Six Months Ended June 30, 2015
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance, beginning of period	$986	$777	$174	$1,937
Provision for loan losses	40	9	35	84
Loan charge-offs	(59)	(129)	(66)	(254)
Loan recoveries	26	19	22	67
Balance, end of period	$993	$676	$165	$1,834

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

	June 30, 2016
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	ALLL	Carrying Value	ALLL	Carrying Value	ALLL	Carrying Value	ALLL
Individually evaluated	$385	$43	$2,567	$236	$127	$7	$3,079	$286
Collectively evaluated	77,063	1,104	36,636	203	24,632	181	138,331	1,488
Total evaluated	77,448	1,147	39,203	439	24,759	188	141,410	1,774
LHFI at fair value	—	—	246	—	—	—	246	—
Total LHFI	$77,448	$1,147	$39,449	$439	$24,759	$188	$141,656	$1,774

	December 31, 2015
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	ALLL	Carrying Value	ALLL	Carrying Value	ALLL	Carrying Value	ALLL
Individually evaluated	$218	$28	$2,527	$252	$131	$7	$2,876	$287
Collectively evaluated	75,034	1,019	36,144	282	22,131	164	133,309	1,465
Total evaluated	75,252	1,047	38,671	534	22,262	171	136,185	1,752
LHFI at fair value	—	—	257	—	—	—	257	—
Total LHFI	$75,252	$1,047	$38,928	$534	$22,262	$171	$136,442	$1,752

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
The Company performed a qualitative goodwill assessment in the first and second quarters of 2016, considering changes in key assumptions and monitoring other events or changes in circumstances occurring since the most recent goodwill impairment analyses performed as of October 1, 2015. The Company concluded, based on the totality of factors observed, that it is not more-likely-than-not that the fair values of its reporting units are less than their respective carrying values. Accordingly, goodwill was not quantitatively tested for impairment during the six months ended June 30, 2016.
There were no changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2016 and 2015.

Notes to Consolidated Financial Statements (Unaudited), continued

Other Intangible Assets
Changes in the carrying amounts of other intangible assets for the six months ended June 30 are as follows:

(Dollars in millions)	MSRs - Fair Value	Other	Total
Balance, January 1, 2016	$1,307	$18	$1,325
Amortization [1]	—	(4)	(4)
Servicing rights originated	110	—	110
Servicing rights purchased	77	—	77
Changes in fair value:
Due to changes in inputs and assumptions [2]	(333)	—	(333)
Other changes in fair value [3]	(99)	—	(99)
Servicing rights sold	(1)	—	(1)
Balance, June 30, 2016	$1,061	$14	$1,075

Balance, January 1, 2015	$1,206	$13	$1,219
Amortization [1]	—	(3)	(3)
Servicing rights originated	117	13	130
Servicing rights purchased	109	—	109
Changes in fair value:
Due to changes in inputs and assumptions [2]	72	—	72
Other changes in fair value [3]	(109)	—	(109)
Servicing rights sold	(2)	—	(2)
Balance, June 30, 2015	$1,393	$23	$1,416
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

The Company's estimated future amortization of intangible assets subject to amortization was immaterial at June 30, 2016.

Servicing Rights
The Company acquires servicing rights and retains servicing rights for certain of its sales or securitizations of residential mortgage and consumer indirect loans. MSRs on residential mortgage loans and servicing rights on consumer indirect loans are the only servicing assets capitalized by the Company and are classified within other intangible assets on the Company's Consolidated Balance Sheets.
Mortgage Servicing Rights
Income earned by the Company on its MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs. Such income earned for the three and six months ended June 30, 2016 was $92 million and $179 million, respectively, and $83 million and $166 million for the three and six months ended June 30, 2015, respectively. These amounts are reported in mortgage servicing related income in the Consolidated Statements of Income.
At June 30, 2016 and December 31, 2015, the total UPB of mortgage loans serviced was $154.5 billion and $148.2 billion,

respectively. Included in these amounts were $125.4 billion and $121.0 billion at June 30, 2016 and December 31, 2015, respectively, of loans serviced for third parties. The Company purchased MSRs on residential loans with a UPB of $8.1 billion during the six months ended June 30, 2016, all of which are reflected in the UPB amounts above. The Company purchased MSRs on residential loans with a UPB of $10.3 billion during the six months ended June 30, 2015. During the six months ended June 30, 2016 and 2015, the Company sold MSRs on residential loans, at a price approximating their fair value, with a UPB of $351 million and $407 million, respectively.
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

Notes to Consolidated Financial Statements (Unaudited), continued

A summary of the key inputs used to estimate the fair value of the Company’s MSRs at June 30, 2016 and December 31, 2015, and the sensitivity of the fair values to immediate 10% and 20% adverse changes in those inputs, are presented in the following table.

(Dollars in millions)	June 30, 2016	December 31, 2015
Fair value of MSRs	$1,061	$1,307
Prepayment rate assumption (annual)	14%	10%
Decline in fair value from 10% adverse change	$51	$49
Decline in fair value from 20% adverse change	97	94
Option adjusted spread (annual)	9%	8%
Decline in fair value from 10% adverse change	$43	$64
Decline in fair value from 20% adverse change	83	123
Weighted-average life (in years)	5.3	6.6
Weighted-average coupon	4.1%	4.1%
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
Income earned by the Company on its consumer loan servicing rights is derived primarily from contractually specified servicing fees and other ancillary fees. Such income earned for the three and six months ended June 30, 2016 was $2 million and $4 million, respectively, and is reported in other noninterest income in the Consolidated Statements of Income. Income earned for both the three and six months ended June 30, 2015 was $1 million.
At June 30, 2016 and December 31, 2015, the total UPB of consumer indirect loans serviced was $652 million and $807 million, respectively, all of which were serviced for third parties. No consumer loan servicing rights were purchased or sold during the six months ended June 30, 2016 and 2015.
Consumer loan servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The Company calculates the fair value of consumer servicing rights using a valuation model that calculates the present value of estimated future net servicing income using prepayment projections and other assumptions. Impairment, if any, is recognized when changes in valuation model inputs reflect a fair value for the servicing asset that is below its respective carrying value. At June 30, 2016, the amortized cost of the Company's consumer loan servicing rights was $6 million.

NOTE 8 - CERTAIN TRANSFERS OF FINANCIAL ASSETS AND VARIABLE INTEREST ENTITIES
The Company has transferred loans and securities in sale or securitization transactions in which the Company retains certain beneficial interests or servicing rights. These transfers of financial assets include certain residential mortgage loans, commercial and corporate loans, and consumer loans, as discussed in the following section, "Transfers of Financial Assets." Cash receipts on beneficial interests held related to these transfers were $3 million and $5 million for the three and six months ended June 30, 2016, and $4 million and $8 million for the three and six months ended June 30, 2015, respectively. The servicing fees related to these asset transfers (excluding servicing fees for residential mortgage loan transfers to GSEs, which are discussed in Note 7, “Goodwill and Other Intangible Assets”) were immaterial for both the three and six months ended June 30, 2016 and 2015.
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
Except as specifically noted herein, the Company is not required to provide additional financial support to any of the entities to which the Company has transferred financial assets, nor has the Company provided any support it was not otherwise obligated to provide. No events occurred during the six months ended June 30, 2016 that changed the Company’s previous conclusions regarding whether it is the primary beneficiary of the VIEs described herein. Furthermore, no events occurred during the six months ended June 30, 2016 that changed the Company’s sale conclusion with regards to previously transferred residential mortgage loans, indirect auto loans, student loans, or commercial and corporate loans.

Notes to Consolidated Financial Statements (Unaudited), continued

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
The Company sold residential mortgage loans to Ginnie Mae, Fannie Mae, and Freddie Mac, which resulted in pre-tax net gains of $90 million and $158 million for the three and six months ended June 30, 2016, and $46 million and $61 million for the three and six months ended June 30, 2015, respectively. The Company has made certain representations and warranties with respect to the transfer of these loans. See Note 12, “Guarantees,” for additional information regarding representations and warranties.
In a limited number of securitizations, the Company has received securities in addition to cash in exchange for the transferred loans, while also retaining servicing rights. The securities received are measured at fair value and classified as securities AFS. At June 30, 2016 and December 31, 2015, the fair value of securities received totaled $34 million and $38 million, respectively.
The Company evaluates securitization entities in which it has a VI for potential consolidation under the VIE consolidation model. Notwithstanding the Company's role as servicer, the Company typically does not have power over the securitization entities as a result of rights held by the master servicer. In certain transactions, the Company does have power as the servicer, but does not have an obligation to absorb losses, or the right to receive benefits, that could potentially be significant. In all such cases, the Company does not consolidate the securitization entity. Total assets of the unconsolidated entities in which the Company has a VI were $226 million and $241 million at June 30, 2016 and December 31, 2015, respectively.
The Company’s maximum exposure to loss related to these unconsolidated residential mortgage loan securitizations is comprised of the loss of value of any interests it retains, which was immaterial at both June 30, 2016 and December 31, 2015, and any repurchase obligations or other losses it incurs as a result of any guarantees related to these securitizations, which is discussed further in Note 12, “Guarantees.”
Commercial and Corporate Loans
The Company holds CLOs issued by securitization entities that own commercial leveraged loans and bonds, certain of which were transferred to the entities by the Company. The Company has determined that these entities are VIEs and that it is not the primary beneficiary of these entities because it does not possess the power to direct the activities that most significantly impact the economic performance of the entities. Total assets at June 30, 2016 and December 31, 2015, of unconsolidated entities in which the Company has a VI were $445 million and $525 million, respectively. Total liabilities at June 30, 2016 and December 31, 2015, of unconsolidated entities in which the Company has a VI were $404 million and $482 million, respectively. At June 30,

2016 and December 31, 2015, the Company's holdings included a preference share exposure valued at $3 million and $2 million, and a senior debt exposure valued at $4 million and $8 million, respectively.

Consumer Loans
Guaranteed Student Loans
The Company has securitized government-guaranteed student loans through a transfer of loans to a securitization entity and retained the residual interest in the entity. The Company concluded that this entity should be consolidated because the Company has (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses, and the right to receive benefits, that could potentially be significant. At June 30, 2016 and December 31, 2015, the Company’s Consolidated Balance Sheets reflected $243 million and $262 million of assets held by the securitization entity and $240 million and $259 million of debt issued by the entity, respectively.
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
Indirect Auto Loans
In June 2015, the Company transferred indirect auto loans to a securitization entity, which was determined to be a VIE, and accounted for the transfer as a sale. The Company retained servicing rights for the transferred loans, but did not retain any debt or equity interest in the securitization entity. The fees received for servicing do not represent a VI and, therefore, the Company does not consolidate the securitization entity.
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
To the extent that losses on the transferred loans are the result of a breach of representations and warranties related to either the initial transfer or the Company's ongoing servicing responsibilities, the Company may be obligated to either cure the breach or repurchase the affected loans. The Company’s maximum exposure to loss related to the loans transferred to the

Notes to Consolidated Financial Statements (Unaudited), continued

securitization entity would arise from a breach of representations and warranties and/or a breach of the Company's servicing obligations. Potential losses suffered by the securitization entity that the Company may be liable for are limited to approximately $652 million, which is the total remaining UPB of transferred loans and the carrying value of the servicing asset.

The Company's total managed loans, including the LHFI portfolio and other securitized and unsecuritized loans, are presented in the following table by portfolio balance and delinquency status (accruing loans 90 days or more past due and all nonaccrual loans) at June 30, 2016 and December 31, 2015, as well as the related net charge-offs for the three and six months ended June 30, 2016 and 2015.

	Portfolio Balance [1]		Past Due and Nonaccrual [2]				Net Charge-offs
	June 30, 2016	December 31, 2015	June 30, 2016		December 31, 2015		Three Months Ended June 30				Six Months Ended June 30
(Dollars in millions)							2016		2015		2016		2015
LHFI portfolio:
Commercial	$77,448	$75,252	$524		$344		$90		$16		$112		$33
Residential	39,449	38,928	768		729		24		51		58		110
Consumer	24,759	22,262	693		580		23		20		51		44
Total LHFI portfolio	141,656	136,442	1,985		1,653		137		87		221		187
Managed securitized loans [3]:
Residential	121,994	116,990	192	[3]	126	[3]	2	[4]	3	[4]	4	[4]	6	[4]
Consumer	652	807	—		1		—		—		2		—
Total managed securitized loans	122,646	117,797	192		127		2		3		6		6
Managed unsecuritized loans [5]	3,414	3,973	493		597		—		—		—		—
Total managed loans	$267,716	$258,212	$2,670		$2,377		$139		$90		$227		$193
1 Excludes $2.5 billion and $1.8 billion of LHFS at June 30, 2016 and December 31, 2015, respectively.
2 Excludes $1 million of past due LHFS at both June 30, 2016 and December 31, 2015.
3 Excludes loans that have completed the foreclosure or short sale process (i.e., involuntary prepayments).
4 Net charge-offs are associated with $452 million and $501 million of managed securitized residential loans at June 30, 2016 and December 31, 2015, respectively. Net charge-off data is not reported to the Company for the remaining balance of $121.5 billion and $116.5 billion of managed securitized residential loans at June 30, 2016 and December 31, 2015, respectively.
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
Total Return Swaps
At both June 30, 2016 and December 31, 2015, outstanding notional amounts of the Company's VIE-facing TRS contracts totaled $2.2 billion. The Company's related senior financing outstanding to VIEs was $2.2 billion at both June 30, 2016 and December 31, 2015. These financings were classified within trading assets and derivative instruments on the Consolidated Balance Sheets and were measured at fair value. The Company entered into client-facing TRS contracts of the same outstanding notional amounts. The notional amounts of the TRS contracts with VIEs represent the Company’s maximum exposure to loss, although this exposure has been mitigated via the TRS contracts with third party clients. For additional information on the Company’s TRS contracts and its involvement with these VIEs, see Note 13, “Derivative Financial Instruments,” in this Form 10-Q, as well as Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," to the Company's 2015 Annual Report on Form 10-K.

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
In limited circumstances, the Company owns both the limited partner and general partner interests, in which case the related partnerships are not considered VIEs and are consolidated by the Company. These properties were held for sale at June 30, 2016 and were immaterial. There were no properties sold during the six months ended June 30, 2016, and properties with a carrying value of $9 million and $72 million were sold for gains of $1 million and $19 million during the three and six months ended June 30, 2015, respectively.
The Company has concluded that it is not the primary beneficiary of affordable housing partnerships when it invests as a limited partner and there is a third party general partner. The investments are accounted for in accordance with the accounting guidance for investments in affordable housing projects. The general partner, or an affiliate of the general partner, often provides guarantees to the limited partner, which protects the Company from construction and operating losses and tax credit

Notes to Consolidated Financial Statements (Unaudited), continued

allocation deficits. Assets of $1.7 billion and $1.6 billion in these and other community development partnerships were not included in the Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, respectively. The Company's limited partner interests had carrying values of $815 million and $672 million at June 30, 2016 and December 31, 2015, respectively, and are recorded in other assets on the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss for these investments totaled $1.2 billion and $1.1 billion at June 30, 2016 and December 31, 2015, respectively. The Company’s maximum exposure to loss would result from the loss of its limited partner investments along with $290 million and $268 million of loans, interest-rate swap fair value exposures, or letters of credit issued by the Company to the entities at June 30, 2016 and December 31, 2015, respectively. The remaining exposure to loss is primarily attributable to unfunded equity commitments that the Company is required to fund if certain conditions are met.
The Company also owns noncontrolling interests in funds whose purpose is to invest in community developments. At June 30, 2016 and December 31, 2015, the Company's investment in these funds totaled $136 million and $132 million, and the Company's maximum exposure to loss on its equity investments, which is comprised of its investments in the funds, loans issued, and any additional unfunded equity commitments, was $402 million and $321 million, respectively.
During the three and six months ended June 30, 2016, the Company recognized $19 million and $38 million of tax credits for qualified affordable housing projects, and $19 million and $38 million of amortization on these qualified affordable housing projects in the provision for income taxes, respectively. During the three and six months ended June 30, 2015, the Company recognized $15 million and $29 million of tax credits for qualified affordable housing projects, and $14 million and $28 million of amortization on these qualified affordable housing projects in the provision for income taxes, respectively.
The Company recognized tax credits for community development investments that do not qualify as affordable housing projects for accounting purposes of $15 million and $29 million, and $9 million and $18 million, during the three and six months ended June 30, 2016 and 2015, respectively, in the provision for income taxes. Amortization recognized on these investments totaled $11 million and $20 million, and $5 million and $10 million, during the three and six months ended June 30, 2016 and 2015, respectively. The amortization is classified within Amortization in the Company's Consolidated Statements of Income .

NOTE 9 – NET INCOME PER COMMON SHARE
Equivalent shares of 8 million and 14 million related to common stock options and common stock warrants outstanding at June 30, 2016 and 2015, respectively, were excluded from the computations of diluted net income per average common share because they would have been anti-dilutive. On April 1, 2016, the Company early adopted ASU 2016-09, which provides improvements to employee share-based payment accounting, with an effective date of January 1, 2016. The early adoption favorably impacted both basic and diluted EPS by $0.01 and $0.02 per share for the three and six months ended June 30, 2016, respectively. See Note 1, "Significant Accounting Policies," for additional information.
Reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding are presented below.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars and shares in millions, except per share data)	2016	2015	2016	2015
Net income	$492	$483	$939	$912
Preferred dividends	(17)	(15)	(33)	(32)
Dividends and undistributed earnings allocated to unvested shares	—	(1)	—	(3)
Net income available to common shareholders	$475	$467	$906	$877

Average basic common shares	501	517	503	519
Effect of dilutive securities:
Stock options	2	1	2	2
Restricted stock, RSUs, and warrants	3	4	3	4
Average diluted common shares	506	522	508	525

Net income per average common share - diluted	$0.94	$0.89	$1.78	$1.67
Net income per average common share - basic	0.95	0.90	1.80	1.69

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 10 - INCOME TAXES
For the three months ended June 30, 2016 and 2015, the provision for income taxes was $201 million and $202 million, respectively, representing an effective tax rate of 29% for both periods. The effective tax rates for the three months ended June 30, 2016 and 2015 were favorably impacted by net discrete items of $9 million and $15 million, respectively. For the six months ended June 30, 2016 and 2015, the provision for income taxes was $396 million and $393 million, respectively, representing an effective tax rate of 30% for both periods.

The provision for income taxes includes both federal and state income taxes and differs from the provision using statutory rates primarily due to favorable permanent tax items such as income from lending to tax exempt entities and federal tax credits from community reinvestment activities. The Company calculated the provision for income taxes for the three and six months ended June 30, 2016 and 2015 by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusting for discrete items that occurred during the period.

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
On April 1, 2016, the Company early adopted ASU 2016-09, which provides improvements to employee share-based payment accounting, with an effective date of January 1, 2016. See Note 1, "Significant Accounting Policies," for additional information.

Stock-based compensation expense recognized in noninterest expense consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2016	2015	2016	2015
Restricted stock	$—	$4	$2	$9
Performance stock units	17	9	24	17
RSUs	12	10	30	28
Total stock-based compensation	$29	$23	$56	$54

Stock-based compensation tax benefit	$11	$9	$21	$21

Components of net periodic benefit related to the Company's pension and other postretirement benefits plans consisted of the following:

	Pension Benefits [1]				Other Postretirement Benefits
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$1	$1	$3	$2	$—	$—	$—	$—
Interest cost	24	29	49	58	—	1	1	1
Expected return on plan assets	(46)	(52)	(93)	(103)	(1)	(1)	(2)	(2)
Amortization of prior service credit	—	—	—	—	(1)	(2)	(3)	(3)
Amortization of actuarial loss	6	6	12	11	—	—	—	—
Net periodic benefit	($15)	($16)	($29)	($32)	($2)	($2)	($4)	($4)
1 Administrative fees are recognized in service cost for each of the periods presented.

NOTE 12 – GUARANTEES
The Company has undertaken certain guarantee obligations in the ordinary course of business. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform and make future payments should certain triggering events occur.

Payments may be in the form of cash, financial instruments, other assets, shares of stock, or through a provision of the Company’s services. The following is a discussion of the guarantees that the Company has issued at June 30, 2016. The Company has also

Notes to Consolidated Financial Statements (Unaudited), continued

entered into certain contracts that are similar to guarantees, but that are accounted for as derivative instruments as discussed in Note 13, “Derivative Financial Instruments.”

Letters of Credit
Letters of credit are conditional commitments issued by the Company, generally to guarantee the performance of a client to a third party in borrowing arrangements, such as CP, bond financing, or similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients but may be reduced by selling participations to third parties. The Company issues letters of credit that are classified as financial standby, performance standby, or commercial letters of credit.
At June 30, 2016 and December 31, 2015, the maximum potential amount of the Company’s obligation for issued financial and performance standby letters of credit was $2.8 billion and $2.9 billion, respectively. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer. Some standby letters of credit are designed to be drawn upon in the normal course of business and others are drawn upon only in circumstances of dispute or default in the underlying transaction to which the Company is not a party. In all cases, the Company is entitled to reimbursement from the client. If a letter of credit is drawn upon and reimbursement is not provided by the client, the Company may take possession of the collateral securing the letter of credit, where applicable.
The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with its credit policies. Consistent with the methodologies used for all commercial borrowers, an internal assessment of the PD and loss severity in the event of default is performed. The management of credit risk for letters of credit leverages the risk rating process to focus greater visibility on higher risk and/or higher dollar letters of credit. The allowance for credit losses associated with letters of credit is a component of the unfunded commitments reserve recorded in other liabilities on the Consolidated Balance Sheets and is included in the allowance for credit losses as disclosed in Note 6, “Allowance for Credit Losses.” Additionally, unearned fees relating to letters of credit are recorded in other liabilities on the Consolidated Balance Sheets. The net carrying amount of unearned fees was immaterial at June 30, 2016 and December 31, 2015.

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

	Six Months Ended June 30
(Dollars in millions)	2016	2015
Pending repurchase requests, beginning of period	$17	$47
Repurchase requests received	20	44
Repurchase requests resolved:
Repurchased	(10)	(11)
Cured	(17)	(56)
Total resolved	(27)	(67)
Pending repurchase requests, end of period [1]	$10	$24

Percent from non-agency investors:
Ending pending repurchase requests	44.6%	5.0%
Repurchase requests received	—%	0.5%
1 Comprised of $6 million and $23 million from the GSEs, and $4 million and $1 million from non-agency investors at June 30, 2016 and 2015, respectively.

The repurchase and make whole requests received have been primarily due to alleged material breaches of representations related to compliance with the applicable underwriting standards, including borrower misrepresentation and appraisal issues. STM performs a loan-by-loan review of all requests and contests demands to the extent they are not considered valid.

Notes to Consolidated Financial Statements (Unaudited), continued

The following table summarizes the changes in the Company’s reserve for mortgage loan repurchases:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2016	2015	2016	2015
Balance, beginning of period	$55	$82	$57	$85
Repurchase benefit	(4)	(6)	(6)	(8)
Charge-offs, net of recoveries	—	(16)	—	(17)
Balance, end of period	$51	$60	$51	$60

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
The following table summarizes the carrying value of the Company's outstanding repurchased mortgage loans at:

(Dollars in millions)	June 30, 2016	December 31, 2015
Outstanding repurchased mortgage loans:
Performing LHFI	$247	$255
Nonperforming LHFI	17	17
Total carrying value of outstanding repurchased mortgage loans	$264	$272

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
The Company normally retains servicing rights when loans are transferred, however, servicing rights are occasionally sold to third parties. When MSRs are sold, the Company makes representations and warranties related to servicing standards and obligations, and recognizes a liability for contingent losses recorded in other liabilities on the Consolidated Balance Sheets. This liability, which is separate from the reserve for mortgage loan repurchases, totaled $10 million and $14 million at June 30, 2016 and December 31, 2015, respectively.

Visa
The Company executes credit and debit transactions through Visa and MasterCard. The Company is a defendant, along with Visa and MasterCard (the “Card Associations”), as well as several other banks, in one of several antitrust lawsuits challenging the practices of the Card Associations (the “Litigation”). The Company entered into judgment and loss sharing agreements with Visa and certain other banks in order to apportion financial responsibilities arising from any potential adverse judgment or negotiated settlements related to the Litigation. Additionally, in connection with Visa's restructuring in 2007, shares of Visa common stock were issued to its financial institution members and the Company received its proportionate number of shares of Visa Inc. common stock, which were subsequently converted to Class B shares of Visa Inc. upon completion of Visa’s IPO in 2008. A provision of the original Visa By-Laws, which was restated in Visa's certificate of incorporation, contains a general indemnification provision between a Visa member and Visa that explicitly provides that each member's indemnification obligation is limited to losses arising from its own conduct and the specifically defined Litigation. While the district court approved a class action settlement of the Litigation in 2012, the U.S. Court of Appeals for the Second Circuit reversed the district court's approval of the settlement on June 30, 2016. The parties await further action on the appeal and/or a return of the case to the district court.
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
In May 2009, the Company sold its 3.2 million Class B shares to the Visa Counterparty and entered into a derivative with the Visa Counterparty. Under the derivative, the Visa Counterparty is compensated by the Company for any decline in the conversion factor as a result of the outcome of the Litigation. Conversely, the Company is compensated by the Visa Counterparty for any increase in the conversion factor. The amount of payments made or received under the derivative is a function of the 3.2 million shares sold to the Visa Counterparty, the change in conversion rate, and Visa’s share price. The Visa Counterparty, as a result of its ownership of the Class B shares, is impacted by dilutive adjustments to the conversion factor of the Class B shares caused by the Litigation losses. Additionally, the Company will make a quarterly payment based on the notional of the derivative and a fixed rate until the date on which the Litigation is settled. The fair value of the derivative is

Notes to Consolidated Financial Statements (Unaudited), continued

estimated based on unobservable inputs consisting of management's estimate of the probability of certain litigation scenarios and the timing of the resolution of the Litigation due in large part to the aforementioned decision by the U.S.Court of Appeals for the Second Circuit. The fair value of the derivative liability was $13 million and $6 million at June 30, 2016 and

December 31, 2015, respectively. The increase in fair value of the derivative liability was driven by changes in management's estimate of both the probability of certain litigation scenarios as well as the timing of the resolution of the Litigation. However, the ultimate impact to the Company could be significantly different based on the Litigation outcome.

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
Credit and Market Risk Associated with Derivative Instruments
Derivatives expose the Company to counterparty credit risk if the counterparty to the derivative contract does not perform as expected. The Company minimizes the credit risk of derivatives by entering into transactions with counterparties with defined exposure limits based on their credit quality and in accordance with established policies and procedures. All counterparties are regularly reviewed internally as part of the Company’s Credit Risk Management practices and appropriate action is taken to adjust the exposure to certain counterparties as necessary. The Company’s derivative transactions may also be governed by ISDA documentation or other legally enforceable industry standard master netting agreements. In certain cases and depending on the nature of the underlying derivative transactions, bilateral collateral agreements are also utilized. Furthermore, the Company and its subsidiaries are subject to OTC derivative clearing requirements, which require certain derivatives to be cleared through central clearinghouses with which the Company and other counterparties are required to post initial margin. To mitigate the risk of non-payment, variation margin is received or paid daily based on the net asset or liability position of the contracts.
When the Company has more than one outstanding derivative transaction with a single counterparty, and there exists a legal right of offset with that counterparty, the Company considers its exposure to the counterparty to be the net fair value of its derivative positions with that counterparty. If the net fair value is positive, then the corresponding asset value also reflects cash collateral held. At June 30, 2016, these net asset positions were $1.3 billion, reflecting $2.2 billion of net derivative gains adjusted for cash and other collateral of $916 million that the Company held in relation to these positions. At December 31, 2015, reported net derivative assets were $896 million, reflecting $1.4 billion of net derivative gains, adjusted for cash and other collateral of $463 million that the Company held in relation to these gain positions.
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
Derivative instruments are priced using observable market inputs at a mid-market valuation point and take into consideration appropriate valuation adjustments for collateral, market liquidity, and counterparty credit risk. For purposes of determining fair value adjustments to its OTC derivative positions, the Company takes into consideration the credit profile and likelihood of default by counterparties and itself, as well as its net exposure, which considers legally enforceable master netting agreements and collateral along with remaining maturities. The expected loss of each counterparty is estimated using market-based views of counterparty default probabilities observed in the single-name CDS market, when available and of satisfactory liquidity. When single-name CDS market data is not available or not of satisfactory liquidity, the probability of default is estimated using a combination of the Company's internal risk rating system and sector/rating based CDS data.
For purposes of estimating the Company’s own credit risk on derivative liability positions, the DVA, the Company uses probabilities of default from observable, sector/rating based CDS data. The Company adjusted the net fair value of its derivative contracts for estimates of counterparty credit risk by approximately $24 million and $4 million at June 30, 2016 and December 31, 2015, respectively. The increase in the net fair value adjustment for estimates of counterparty credit risk during the first six months of 2016 was primarily due to the combination of an enhancement to the CVA/DVA methodology to further

Notes to Consolidated Financial Statements (Unaudited), continued

incorporate market-based views of counterparty default probabilities as well as a decline in interest rates which resulted in higher counterparty exposure profiles. The impact from the associated methodology enhancements was an $11 million increase in the net fair value adjustment during both the three and six months ended June 30, 2016. The Company's approach toward determining fair value adjustments of derivative instruments is subject to ongoing internal review and enhancement. This review includes consideration of whether to include a funding valuation adjustment in the fair value measurement of derivatives, which relates to the funding cost or benefit associated with collateralized derivative positions. For additional information on the Company's fair value measurements, see Note 14, "Fair Value Election and Measurement."
Currently, the majority of the Company’s derivatives contain contingencies that relate to the creditworthiness of the Bank. These contingencies, which are contained in industry standard master netting agreements, may be considered events of default. Should the Bank be in default under any of these provisions, the Bank’s counterparties would be permitted to close out transactions with the Bank on a net basis, at amounts that would approximate the fair values of the derivatives, resulting in a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. Additionally, certain of the Company’s derivative liability positions, totaling $1.4 billion and $1.1 billion in fair value at June 30, 2016 and December 31, 2015, respectively, contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an ATE that permits the counterparties to close-out net and apply collateral or, where a CSA is present, require the Bank to post additional collateral. At June 30, 2016, the Bank carried senior long-term debt credit ratings of Baal/A-/A- from Moody’s, S&P, and Fitch, respectively. At June 30, 2016, ATEs have been triggered for less than $1 million in fair value liabilities. The maximum additional liability that could be triggered from ATEs was approximately

$12 million at June 30, 2016. At June 30, 2016, $1.4 billion in fair value of derivative liabilities were subject to CSAs, against which the Bank has posted $1.3 billion in collateral, primarily in the form of cash. At June 30, 2016, if requested by the counterparty pursuant to the terms of the CSA, the Bank would be required to post additional collateral of approximately $20 million against these contracts if the Bank were downgraded to Baa3/BBB-. Further downgrades to Ba1/BB+ or below do not contain predetermined collateral posting levels.

Notional and Fair Value of Derivative Positions
The following tables present the Company’s derivative positions at June 30, 2016 and December 31, 2015. The notional amounts in the tables are presented on a gross basis and have been classified within derivative assets or derivative liabilities based on the estimated fair value of the individual contract at June 30, 2016 and December 31, 2015. Gross positive and gross negative fair value amounts associated with respective notional amounts are presented without consideration of any netting agreements, including collateral arrangements. Net fair value derivative amounts are adjusted on an aggregate basis, where applicable, to take into consideration the effects of legally enforceable master netting agreements, including any cash collateral received or paid, and are recognized in trading assets and derivative instruments or trading liabilities and derivative instruments on the Consolidated Balance Sheets. For contracts constituting a combination of options that contain a written option and a purchased option (such as a collar), the notional amount of each option is presented separately, with the purchased notional amount generally being presented as a derivative asset and the written notional amount being presented as a derivative liability. For contracts that contain a combination of options, the fair value is generally presented as a single value with the purchased notional amount if the combined fair value is positive, and with the written notional amount if the combined fair value is negative.

Notes to Consolidated Financial Statements (Unaudited), continued

	June 30, 2016
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Derivative instruments designated in cash flow hedging relationships [1]
Interest rate contracts hedging floating rate loans	$17,950	$477	$—	$—
Derivative instruments designated in fair value hedging relationships [2]
Interest rate contracts hedging fixed rate debt	2,475	44	1,600	1
Interest rate contracts hedging brokered CDs	60	1	30	—
Total	2,535	45	1,630	1
Derivative instruments not designated as hedging instruments [3]
Interest rate contracts hedging:
MSRs [4]	13,701	858	24,700	534
LHFS, IRLCs [5]	3,118	22	7,519	70
LHFI	5	1	40	4
Trading activity [6]	67,397	2,968	67,767	2,742
Foreign exchange rate contracts hedging trading activity	4,030	143	3,604	129
Credit contracts hedging:
Loans	—	—	505	5
Trading activity [7]	2,181	19	2,369	17
Equity contracts hedging trading activity [6]	20,368	1,919	28,827	2,305
Other contracts:
IRLCs and other [8]	4,287	73	111	13
Commodities	594	73	592	71
Total	115,681	6,076	136,034	5,890
Total derivative instruments	$136,166	$6,598	$137,664	$5,891

Total gross derivative instruments, before netting		$6,598		$5,891
Less: Legally enforceable master netting agreements		(4,143)		(4,143)
Less: Cash collateral received/paid		(786)		(1,290)
Total derivative instruments, after netting		$1,669		$458
1 See “Cash Flow Hedges” in this Note for further discussion.
2 See “Fair Value Hedges” in this Note for further discussion.
3 See “Economic Hedging and Trading Activities” in this Note for further discussion.
4 Amount includes $16.5 billion of notional amounts related to interest rate futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.
5 Amount includes $540 million of notional amounts related to interest rate futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.
6 Amounts include $12.0 billion of notional amounts related to interest rate futures and $846 million of notional amounts related to equity futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table. Amounts also include notional amounts related to interest rate swaps hedging fixed rate debt.
7 Asset and liability amounts include $6 million and $8 million, respectively, of notional amounts from purchased and written credit risk participation agreements, whose notional is calculated as the notional of the derivative participated adjusted by the relevant RWA conversion factor.
8 Includes $49 million notional amount that is based on the number of Visa Class B shares, 3.2 million, the conversion ratio from Class B shares to Class A shares, and the Class A share price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Class B shares in the second quarter of 2009. See Note 12, “Guarantees” for additional information.

Notes to Consolidated Financial Statements (Unaudited), continued

	December 31, 2015
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Derivative instruments designated in cash flow hedging relationships [1]
Interest rate contracts hedging floating rate loans	$14,500	$130	$2,900	$11
Derivative instruments designated in fair value hedging relationships [2]
Interest rate contracts hedging fixed rate debt	1,700	14	600	—
Interest rate contracts hedging brokered CDs	60	—	30	—
Total	1,760	14	630	—
Derivative instruments not designated as hedging instruments [3]
Interest rate contracts hedging:
MSRs [4]	7,782	198	16,882	98
LHFS, IRLCs [5]	4,309	10	2,520	5
LHFI	15	—	40	1
Trading activity [6]	67,164	1,983	66,854	1,796
Foreign exchange rate contracts hedging trading activity	3,648	127	3,227	122
Credit contracts hedging:
Loans	—	—	175	2
Trading activity [7]	2,232	57	2,385	54
Equity contracts hedging trading activity [6]	19,138	1,812	27,154	2,222
Other contracts:
IRLCs and other [8]	2,024	21	299	6
Commodities	453	113	448	111
Total	106,765	4,321	119,984	4,417
Total derivative instruments	$123,025	$4,465	$123,514	$4,428

Total gross derivative instruments, before netting		$4,465		$4,428
Less: Legally enforceable master netting agreements		(2,916)		(2,916)
Less: Cash collateral received/paid		(397)		(1,048)
Total derivative instruments, after netting		$1,152		$464
1 See “Cash Flow Hedges” in this Note for further discussion.
2 See “Fair Value Hedges” in this Note for further discussion.
3 See “Economic Hedging and Trading Activities” in this Note for further discussion.
4 Amount includes $9.1 billion of notional amounts related to interest rate futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.
5 Amount includes $518 million of notional amounts related to interest rate futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.
6 Amounts include $12.6 billion of notional amounts related to interest rate futures and $329 million of notional amounts related to equity futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table. Amounts also include notional amounts related to interest rate swaps hedging fixed rate debt.
7 Asset and liability amounts include $6 million and $9 million, respectively, of notional amounts from purchased and written credit risk participation agreements, whose notional is calculated as the notional of the derivative participated adjusted by the relevant RWA conversion factor.
8 Includes $49 million notional amount that is based on the number of Visa Class B shares, 3.2 million, the conversion ratio from Class B shares to Class A shares, and the Class A share price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Class B shares in the second quarter of 2009. See Note 12, “Guarantees” for additional information.

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

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
(Dollars in millions)	Amount of Pre-tax Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Pre-tax Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)	Classification of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)
Derivative instruments in cash flow hedging relationships:
Interest rate contracts hedging floating rate loans [1]	$180	$38	$487	$77	Interest and fees on loans
1 During the three and six months ended June 30, 2016, the Company also reclassified $26 million and $54 million of pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been terminated or de-designated and are reclassified into earnings consistent with the pattern of net cash flows expected to be recognized.

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
(Dollars in millions)	Amount of Gain on Derivatives Recognized in Income	Amount of Loss on Related Hedged Items Recognized in Income	Amount of Loss Recognized in Income on Hedges (Ineffective Portion)	Amount of Gain on Derivatives Recognized in Income	Amount of Loss on Related Hedged Items Recognized in Income	Amount of Gain/(Loss) Recognized in Income on Hedges (Ineffective Portion)
Derivative instruments in fair value hedging relationships:
Interest rate contracts hedging fixed rate debt [1]	$32	($33)	($1)	$31	($31)	$—
Interest rate contracts hedging brokered CDs [1]	—	—	—	—	—	—
Total	$32	($33)	($1)	$31	($31)	$—
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives During the Three Months Ended June 30, 2016	Amount of Gain/(Loss) Recognized in Income on Derivatives During the Six Months Ended June 30, 2016
Derivative instruments not designated as hedging instruments:
Interest rate contracts hedging:
MSRs	Mortgage servicing related income	$122	$292
LHFS, IRLCs	Mortgage production related income	(65)	(127)
LHFI	Other noninterest income	(1)	(3)
Trading activity	Trading income	(3)	13
Foreign exchange rate contracts hedging trading activity	Trading income	34	16
Credit contracts hedging:
Loans	Other noninterest income	(1)	(2)
Trading activity	Trading income	5	10
Equity contracts hedging trading activity	Trading income	1	3
Other contracts:
IRLCs	Mortgage production related income	124	168
Commodities	Trading income	1	1
Total		$217	$371

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(Dollars in millions)	Amount of Pre-tax Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Pre-tax Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)	Classification of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)
Derivative instruments in cash flow hedging relationships:
Interest rate contracts hedging floating rate loans [1]	$9	$44	$134	$79	Interest and fees on loans
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

The following tables present total gross derivative instrument assets and liabilities at June 30, 2016 and December 31, 2015, which are adjusted to reflect the effects of legally enforceable master netting agreements and cash collateral received or paid on the net amount reported in the Consolidated Balance Sheets. Also included in the tables are financial instrument collateral related to legally enforceable master netting agreements that represents securities collateral received or pledged and customer cash collateral held at third party custodians. These amounts are not offset on the Consolidated Balance Sheets but are shown as a reduction to total derivative instrument assets and liabilities to derive net derivative assets and liabilities. These amounts are limited to the derivative asset/liability balance, and accordingly, do not include excess collateral received/pledged.

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
June 30, 2016
Derivative instrument assets:
Derivatives subject to master netting arrangement or similar arrangement	$6,202	$4,766	$1,436		$130	$1,306
Derivatives not subject to master netting arrangement or similar arrangement	73	—	73		—	73
Exchange traded derivatives	323	163	160		—	160
Total derivative instrument assets	$6,598	$4,929	$1,669	[1]	$130	$1,539

Derivative instrument liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$5,627	$5,270	$357		$29	$328
Derivatives not subject to master netting arrangement or similar arrangement	101	—	101		—	101
Exchange traded derivatives	163	163	—		—	—
Total derivative instrument liabilities	$5,891	$5,433	$458	[2]	$29	$429

December 31, 2015
Derivative instrument assets:
Derivatives subject to master netting arrangement or similar arrangement	$4,184	$3,156	$1,028		$66	$962
Derivatives not subject to master netting arrangement or similar arrangement	21	—	21		—	21
Exchange traded derivatives	260	157	103		—	103
Total derivative instrument assets	$4,465	$3,313	$1,152	[1]	$66	$1,086

Derivative instrument liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$4,162	$3,807	$355		$19	$336
Derivatives not subject to master netting arrangement or similar arrangement	105	—	105		—	105
Exchange traded derivatives	161	157	4		—	4
Total derivative instrument liabilities	$4,428	$3,964	$464	[2]	$19	$445
1 At June 30, 2016, $1.7 billion, net of $786 million offsetting cash collateral, is recognized in trading assets and derivative instruments within the Company's Consolidated Balance Sheets. At December 31, 2015, $1.2 billion, net of $397 million offsetting cash collateral, is recognized in trading assets and derivative instruments within the Company's Consolidated Balance Sheets.
2 At June 30, 2016, $458 million, net of $1.3 billion offsetting cash collateral, is recognized in trading liabilities and derivative instruments within the Company's Consolidated Balance Sheets. At December 31, 2015, $464 million, net of $1.0 billion offsetting cash collateral, is recognized in trading liabilities and derivative instruments within the Company's Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Unaudited), continued

Credit Derivative Instruments
As part of the Company's trading businesses, the Company enters into contracts that are, in form or substance, written guarantees; specifically, CDS, risk participations, and TRS. The Company accounts for these contracts as derivatives and, accordingly, records these contracts at fair value, with changes in fair value recognized in trading income in the Consolidated Statements of Income.
The Company periodically writes CDS, which are agreements under which the Company receives premium payments from its counterparty for protection against an event of default of a reference asset. In the event of default under the CDS, the Company would either settle its obligation net in cash or make a cash payment to its counterparty and take delivery of the defaulted reference asset, from which the Company may recover all, a portion, or none of the credit loss, depending on the performance of the reference asset. Events of default, as defined in the CDS agreements, are generally triggered upon the failure to pay and similar events related to the issuer(s) of the reference asset. When the Company has written CDS, all written CDS contracts reference single name corporate credits or corporate credit indices. The Company generally enters into offsetting purchased CDS for the underlying reference asset, under which the Company pays a premium to its counterparty for protection against an event of default on the reference asset. The counterparties to these purchased CDS are generally of high creditworthiness and typically have ISDA master netting agreements in place that subject the CDS to master netting provisions, thereby mitigating the risk of non-payment to the Company. As such, at June 30, 2016, the Company did not have any material risk of making a non-recoverable payment on any written CDS. During 2016 and 2015, the only instances of default on written CDS were driven by credit indices with constituent credit default. In all cases where the Company made resulting cash payments to settle, the Company collected like amounts from the counterparties to the offsetting purchased CDS.
There were no written CDS at June 30, 2016 and December 31, 2015. At June 30, 2016 and December 31, 2015, the gross notional amounts of purchased CDS contracts designated as trading instruments were $185 million and $150 million, respectively. The fair values of purchased CDS were $2 million and $1 million at June 30, 2016 and December 31, 2015, respectively.
The Company has also entered into TRS contracts on loans. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same amount on the matched TRS. To mitigate its credit risk, the Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral if the fair value of the underlying reference assets deteriorates. There were $2.2 billion of outstanding TRS notional balances at both June 30, 2016 and December 31, 2015. The fair values of these TRS assets and liabilities at June 30, 2016 were $19 million and $15 million, respectively, and related collateral held at June 30, 2016 was $481 million. The fair values of the TRS assets and liabilities at December 31, 2015 were $57 million and $52 million, respectively, and related collateral held at December 31, 2015 was $492 million. For additional information on the Company's TRS contracts, see Note 8, "Certain Transfers of Financial Assets and Variable Interest

Entities," as well as Note 14, "Fair Value Election and Measurement."
The Company writes risk participations, which are credit derivatives, whereby the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on a derivative, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative. The Company monitors its payment risk on its risk participations by monitoring the creditworthiness of the obligors, which is based on the normal credit review process the Company would have performed had it entered into a derivative directly with the obligors. The obligors are all corporations or partnerships. The Company continues to monitor the creditworthiness of the obligors and the likelihood of payment could change at any time due to unforeseen circumstances. To date, no material losses have been incurred related to the Company’s written risk participations. At June 30, 2016, the remaining terms on these risk participations generally ranged from zero to 10 years, with a weighted average on the maximum estimated exposure of 9.7 years. At December 31, 2015, the remaining terms on these risk participations generally ranged from less than one year to eight years, with a weighted average on the maximum estimated exposure of 5.6 years. The Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $91 million and $55 million at June 30, 2016 and December 31, 2015, respectively. The fair values of the written risk participations were immaterial at both June 30, 2016 and December 31, 2015. The Company may enter into purchased risk participations to mitigate this written credit risk exposure to a derivative counterparty.

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
Interest rate swaps have been designated as hedging the exposure to the benchmark interest rate risk associated with floating rate loans. At June 30, 2016, the maturities for hedges of floating rate loans ranged from less than one year to six years, with the weighted average being 4.0 years. At December 31, 2015, the maturities for hedges of floating rate loans ranged from less than one year to seven years, with the weighted average being 3.3 years. These hedges have been highly effective in offsetting the designated risks, yielding an immaterial amount of ineffectiveness for the three and six months ended June 30, 2016 and 2015. At June 30, 2016, $215 million of deferred net pre-tax gains on derivative instruments designated as cash flow hedges on floating rate loans recognized in AOCI are expected to be reclassified into net interest income during the next twelve

Notes to Consolidated Financial Statements (Unaudited), continued

months. The amount to be reclassified into income incorporates the impact from both active and terminated or de-designated cash flow hedges, including the net interest income earned on the active hedges, assuming no changes in LIBOR. The Company may choose to terminate or de-designate a hedging relationship due to a change in the risk management objective for that specific hedge item, which may arise in conjunction with an overall balance sheet management strategy.
Fair Value Hedging Instruments
The Company enters into interest rate swap agreements as part of the Company’s risk management objectives for hedging its exposure to changes in fair value due to changes in interest rates. These hedging arrangements convert certain fixed rate long-term debt and CDs to floating rates. Consistent with this objective, the Company reflects the accrued contractual interest on the hedged item and the related swaps as part of current period interest expense. There were no components of derivative gains or losses excluded in the Company’s assessment of hedge effectiveness related to the fair value hedges.
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
Trading activity primarily includes interest rate swaps, equity derivatives, CDS, futures, options, foreign currency contracts, and commodities. These derivatives are entered into in a dealer capacity to facilitate client transactions, or are utilized as a risk management tool by the Company as an end user (predominantly in certain macro-hedging strategies). The macro-hedging strategies are focused on managing the Company’s overall interest rate risk exposure that is not otherwise hedged by derivatives or in connection with specific hedges.

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
The Company uses various valuation techniques and assumptions in estimating fair value. The assumptions used to estimate the value of an instrument have varying degrees of impact to the overall fair value of an asset or liability. This process involves the gathering of multiple sources of information, including broker quotes, values provided by pricing services, trading activity in other identical or similar securities, market indices, and pricing matrices. When observable market prices for the asset or liability are not available, the Company employs various modeling techniques, such as discounted cash flow analyses, to estimate fair value. Models used to produce material financial reporting information are validated prior to use and following any material change in methodology. Their performance is monitored quarterly, and any material deterioration in model performance is addressed. This review is performed by an internal group that reports to Enterprise Risk.
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

	June 30, 2016
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments [1]	Assets/Liabilities at Fair Value
Assets
Trading assets and derivative instruments:
U.S. Treasury securities	$531	$—	$—	$—	$531
Federal agency securities	—	396	—	—	396
U.S. states and political subdivisions	—	54	—	—	54
MBS - agency	—	826	—	—	826
CLO securities	—	3	—	—	3
Corporate and other debt securities	—	499	—	—	499
CP	—	139	—	—	139
Equity securities	53	—	—	—	53
Derivative instruments	325	6,200	73	(4,929)	1,669
Trading loans	—	2,680	—	—	2,680
Total trading assets and derivative instruments	909	10,797	73	(4,929)	6,850

Securities AFS:
U.S. Treasury securities	4,441	—	—	—	4,441
Federal agency securities	—	372	—	—	372
U.S. states and political subdivisions	—	171	4	—	175
MBS - agency	—	23,524	—	—	23,524
MBS - non-agency residential	—	—	83	—	83
ABS	—	—	11	—	11
Corporate and other debt securities	—	31	5	—	36
Other equity securities [2]	84	—	610	—	694
Total securities AFS	4,525	24,098	713	—	29,336

Residential LHFS	—	2,172	4	—	2,176
LHFI	—	—	246	—	246
MSRs	—	—	1,061	—	1,061

Liabilities
Trading liabilities and derivative instruments:
U.S. Treasury securities	473	—	—	—	473
MBS - agency	—	3	—	—	3
Corporate and other debt securities	—	311	—	—	311
Derivative instruments	164	5,714	13	(5,433)	458
Total trading liabilities and derivative instruments	637	6,028	13	(5,433)	1,245

Brokered time deposits	—	49	—	—	49
Long-term debt	—	970	—	—	970
1 Amounts represent offsetting cash collateral received from, and paid to, the same derivative counterparties, and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists.
2 Includes $84 million of mutual fund investments, $202 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, and $6 million of other.

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

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present the difference between fair value and the aggregate UPB for which the FVO has been elected for certain trading loans, LHFS, LHFI, brokered time deposits, and long-term debt instruments.

(Dollars in millions)	Fair Value at June 30, 2016	Aggregate UPB at June 30, 2016	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,680	$2,630	$50
LHFS:
Accruing	2,176	2,079	97
LHFI:
Accruing	240	239	1
Past due loans of 90 days or more	1	1	—
Nonaccrual	5	7	(2)
Liabilities:
Brokered time deposits	49	50	(1)
Long-term debt	970	907	63

(Dollars in millions)	Fair Value at December 31, 2015	Aggregate UPB at December 31, 2015	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,655	$2,605	$50
LHFS:
Accruing	1,494	1,453	41
LHFI:
Accruing	254	259	(5)
Nonaccrual	3	5	(2)
Liabilities:
Long-term debt	973	907	66

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present the change in fair value during the three and six months ended June 30, 2016 and 2015 of financial instruments for which the FVO has been elected, as well as for MSRs. The tables do not reflect the change in fair value attributable to related economic hedges the Company uses to mitigate the market-related risks associated with the financial instruments. Generally, changes in the fair value of economic hedges are recognized in trading income, mortgage production related income, mortgage servicing related income, or other noninterest income as appropriate, and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below. The Company’s economic hedging activities are deployed at both the instrument and portfolio level.

	Fair Value (Loss)/Gain for the Three Months Ended June 30, 2016 for Items Measured at Fair Value Pursuant to Election of the FVO					Fair Value Gain/(Loss) for the Six Months Ended June 30, 2016 for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Other Noninterest Income	Total Changes in Fair Values Included in Earnings [2]	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Other Noninterest Income	Total Changes in Fair Values Included in Earnings [2]
Assets:
Trading loans	($1)	$—	$—	$—	($1)	$5	$—	$—	$—	$5
LHFS	—	22	—	—	22	—	77	—	—	77
LHFI	—	—	—	3	3	—	—	—	6	6
MSRs	—	2	(185)	—	(183)	—	2	(432)	—	(430)
Liabilities:
Long-term debt	5	—	—	—	5	3	—	—	—	3
1 Income related to LHFS does not include income from IRLCs. For the three and six months ended June 30, 2016, income related to MSRs includes income recognized upon the sale of loans reported at LOCOM.
2 Changes in fair value for the three and six months ended June 30, 2016 exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, LHFI, and long-term debt that have been elected to be measured at fair value are recognized in interest income or interest expense in the Consolidated Statements of Income.

	Fair Value (Loss)/Gain for the Three Months Ended June 30, 2015 for Items Measured at Fair Value Pursuant to Election of the FVO					Fair Value Gain/(Loss) for the Six Months Ended June 30, 2015 for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Other Noninterest Income	Total Changes in Fair Values Included in Earnings [2]	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Other Noninterest Income	Total Changes in Fair Values Included in Earnings [2]
Assets:
Trading loans	($2)	$—	$—	$—	($2)	$2	$—	$—	$—	$2
LHFS	—	(24)	—	—	(24)	—	(12)	—	—	(12)
LHFI	—	—	—	(3)	(3)	—	—	—	(1)	(1)
MSRs	—	—	89	—	89	—	1	(37)	—	(36)
Liabilities:
Long-term debt	18	—	—	—	18	19	—	—	—	19
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
Level 3 AFS municipal securities at June 30, 2016 and December 31, 2015 includes an immaterial amount of bonds that are redeemable with the issuer at par and cannot be traded in the market. As such, no significant observable market data for these instruments is available; therefore, these securities are priced at par.

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
Corporate and other debt securities
Corporate debt securities are predominantly comprised of senior and subordinate debt obligations of domestic corporations and are classified as level 2. Other debt securities classified as trading in level 3 at December 31, 2015 included bonds that were not actively traded in the market and for which valuation judgments were highly subjective due to limited observable market data. At December 31, 2015, the fair value of these level 3 bonds were estimated using market comparable bond index yields. These bonds were sold during the first quarter of 2016.
Other debt securities classified as AFS in level 3 at June 30, 2016 and December 31, 2015 include bonds that are redeemable with the issuer at par and cannot be traded in the market. As such, observable market data for these instruments is not available.
Commercial Paper
The Company acquires CP that is generally short-term in nature (maturity of less than 30 days) and highly rated. The Company estimates the fair value of this CP based on observable pricing from executed trades of similar instruments; as such, CP is classified as level 2.
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
The Company's derivative instruments classified as level 3 include IRLCs that satisfy the criteria to be treated as derivative financial instruments. The fair value of IRLCs on residential LHFS, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on the Company’s historical data and reflect the Company’s best estimate of the likelihood that a commitment will result in a closed loan. As pull-through rates increase, the fair value of IRLCs also increases. Servicing value is included in the fair value of IRLCs, and the fair value of servicing is determined by projecting cash flows, which are then discounted to estimate an expected fair value. The fair value of servicing is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. Because these inputs are not transparent in market trades, IRLCs are considered to be level 3 assets. During the three and six months ended June 30, 2016, the Company transferred $87 million and $116 million, respectively, of net IRLCs out of level 3 as the associated loans were closed. During the three and six months ended June 30, 2015, the company transferred $37 million and $97 million, respectively, of net IRLCs out of level 3 as the associated loans were closed.

Trading loans
The Company engages in certain businesses whereby electing to measure loans at fair value for financial reporting aligns with the underlying business purpose. Specifically, the loans that are included within this classification are: (i) loans made, or acquired, in connection with the Company’s TRS business, (ii) loans backed by the SBA, and (iii) the loan sales and trading business within the Company’s Wholesale Banking segment. See Note 8, "Certain Transfers of Financial Assets and Variable Interest Entities," and Note 13, “Derivative Financial Instruments,” for further discussion of this business. All of these loans are classified as level 2 due to the nature of market data that the Company uses to estimate fair value.
The loans made in connection with the Company’s TRS business are short-term, senior demand loans supported by a pledge agreement granting first priority security interest to the Bank in all the assets held by the borrower, a VIE with assets comprised primarily of corporate loans. While these loans do not trade in the market, the Company believes that the par amount of the loans approximates fair value and no unobservable assumptions are used by the Company to value these loans. At both June 30, 2016 and December 31, 2015, the Company had outstanding $2.2 billion of these short-term loans measured at fair value.
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
The loans from the Company’s sales and trading business are commercial and corporate leveraged loans that are either traded in the market or for which similar loans trade. The Company elected to measure these loans at fair value since they are actively traded. For the three and six months ended June 30, 2016, the Company recognized an immaterial amount of (losses)/gains in the Consolidated Statements of Income due to changes in fair value attributable to instrument-specific credit risk. For the three and six months ended June 30, 2015, the Company recognized an immaterial amount of losses in the Consolidated Statements of Income due to changes in fair value attributable to instrument-specific credit risk. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the Company does not believe that trading activity qualifies the loans as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded. At June 30, 2016 and December 31, 2015, $423 million and $356 million, respectively, of loans related to the Company’s trading business were held in inventory.

Loans Held for Sale and Loans Held for Investment
Residential LHFS
The Company values certain newly-originated mortgage LHFS predominantly at fair value based upon defined product criteria. The Company chooses to fair value these mortgage LHFS to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. Any origination fees are recognized within mortgage production related income in the Consolidated Statements of Income when earned at the time of closing. The servicing value is included in the fair value of the loan and is initially recognized at the time the Company enters into IRLCs with borrowers. The Company employs derivative instruments to economically hedge changes in interest rates and the related impact on servicing value in the fair value of the loan. The mark-to-market adjustments related to LHFS and the associated

Notes to Consolidated Financial Statements (Unaudited), continued

economic hedges are captured in mortgage production related income.
LHFS classified as level 2 are primarily agency loans which trade in active secondary markets and are priced using current market pricing for similar securities, adjusted for servicing, interest rate risk, and credit risk. Non-agency residential mortgages are also included in level 2 LHFS. Transfers of certain mortgage LHFS into level 3 during the three and six months ended June 30, 2016 and 2015 were largely due to borrower defaults or the identification of other loan defects impacting the marketability of the loans.
For residential loans that the Company has elected to measure at fair value, the Company recognized an immaterial amount of gains/(losses) in the Consolidated Statements of Income due to changes in fair value attributable to borrower-specific credit risk for both the three and six months ended June 30, 2016 and 2015. In addition to borrower-specific credit risk, there are other more significant variables that drive changes in the fair values of the loans, including interest rates and general market conditions.
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
Brokered time deposits
The Company has elected to measure certain CDs at fair value. These debt instruments include embedded derivatives where the underlying is considered clearly and closely related to the host debt instrument. The Company elected to measure certain of these instruments at fair value to better align the economics of the CDs with the Company’s risk management strategies. The Company evaluated, on an instrument by instrument basis, whether a new issuance would be measured at fair value.
On January 1, 2016, the Company partially adopted ASU 2016-01, which requires changes in credit spreads for financial liabilities measured at fair value pursuant to a fair value option to be recognized in OCI. The impact to OCI is determined from the change in credit spreads above LIBOR swap spreads. For both the three and six months ended June 30, 2016 the impact on AOCI due to changes in credit spreads was immaterial. For additional information on the Company's partial adoption of ASU 2016-01, see Note 1, "Significant Accounting Policies."
The Company has classified CDs measured at fair value as level 2 instruments due to the Company's ability to reasonably measure all significant inputs based on observable market variables. The Company employs a discounted cash flow approach based on observable market interest rates for the term of the CD and an estimate of the Bank's credit risk. For the embedded derivative features, the Company uses the same valuation methodologies as if the derivative were a standalone derivative, as discussed herein under "Derivative instruments."
Long-term debt
The Company has elected to measure at fair value certain fixed rate issuances of public debt that are valued by obtaining price indications from a third party pricing service and utilizing broker quotes to corroborate the reasonableness of those marks. Additionally, information from market data of recent observable trades and indications from buy side investors, if available, are taken into consideration as additional support for the value. Due to the availability of this information, the Company determined that the appropriate classification for these debt issuances is level 2. The election to fair value certain fixed rate debt issuances was made to align the accounting for the debt with the accounting for offsetting derivative positions, without having to apply complex hedge accounting.
The Company utilizes derivative financial instruments to convert interest rates on its debt from fixed to floating rates. Prior to January 1, 2016, changes in the Company’s credit spreads for public debt measured at fair value impacted earnings. For the

Notes to Consolidated Financial Statements (Unaudited), continued

three and six months ended June 30, 2015, the estimated earnings impact from changes in credit spreads above U.S. Treasury rates resulted in an immaterial amount of gains and losses. On January 1, 2016, the Company partially adopted ASU 2016-01, which requires changes in credit spreads for certain financial instruments elected to be measured at fair value to be recognized in OCI. The impact to OCI for public debt measured at fair value is determined based on the change in credit spreads above LIBOR swap spreads. Upon adoption, the Company recognized a $5 million one-time, cumulative credit risk adjustment in AOCI to recognize the change in credit spreads that occurred prior to January 1, 2016. For the three and six months ended June 30, 2016, the impact on AOCI from changes in credit spreads resulted in an immaterial loss, net of tax. For additional information on the Company's partial adoption of ASU 2016-01, see Note 1, "Significant Accounting Policies."

Other liabilities
At December 31, 2015 the Company’s other liabilities measured at fair value on a recurring basis included a contingent consideration obligation related to a prior business combination. Contingent consideration was adjusted to fair value until settled. As the assumptions used to measure fair value were based on internal metrics that were not observable in the market, the contingent consideration liability was considered level 3. During the first quarter of 2016 , the Company's contingent consideration obligation under the liability was settled and paid in full.

The valuation technique and range, including weighted average, of the unobservable inputs associated with the Company's level 3 assets and liabilities are as follows:

	Level 3 Significant Unobservable Input Assumptions
(Dollars in millions)	Fair value June 30, 2016	Valuation Technique	Unobservable Input [1]	Range (weighted average)
Assets
Trading assets and derivative instruments:
Derivative instruments, net [2]	$60	Internal model	Pull through rate	41-100% (75%)
			MSR value	22-192 bps (92 bps)
Securities AFS:
U.S. states and political subdivisions	4	Cost	N/A
MBS - non-agency residential	83	Third party pricing	N/A
ABS	11	Third party pricing	N/A
Corporate and other debt securities	5	Cost	N/A
Other equity securities	610	Cost	N/A
Residential LHFS	4	Monte Carlo/Discounted cash flow	Option adjusted spread	104-125 bps (121 bps)
			Conditional prepayment rate	5-27 CPR (14 CPR)
			Conditional default rate	0-2 CDR (0.5 CDR)
LHFI	240	Monte Carlo/Discounted cash flow	Option adjusted spread	62-784 bps (186 bps)
			Conditional prepayment rate	5-35 CPR (16 CPR)
			Conditional default rate	0-5 CDR (1.8 CDR)
	6	Collateral based pricing	Appraised value	NM [3]
MSRs	1,061	Monte Carlo/Discounted cash flow	Conditional prepayment rate	3-31 CPR (14 CPR)
			Option adjusted spread	(1)-126% (9%)
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
4 Not meaningful.

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (other than servicing rights which are disclosed in Note 7, “Goodwill and Other Intangible Assets”). Transfers into and out of the fair value hierarchy levels are assumed to occur at the end of the period in which the transfer occurred. None of the transfers into or out of level 3 have been the result of using alternative valuation approaches to estimate fair values. There were no transfers between level 1 and 2 during the three and six months ended June 30, 2016 and 2015.

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning Balance April 1, 2016	Included in Earnings		OCI		Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items	Transfers into Level 3	Transfers out of Level 3	Fair Value June 30, 2016	Included in Earnings (held at June 30, 2016) [1]
Assets
Trading assets:
Derivative instruments, net	$32	$116	[2]	$—		$—	$—	($1)	($87)	$—	$—	$60	$64	[2]
Securities AFS:
U.S. states and political subdivisions	5	—		—		—	—	(1)	—	—	—	4	—
MBS - non-agency residential	88	—		—		—	—	(5)	—	—	—	83	—
ABS	11	—		—		—	—	—	—	—	—	11	—
Corporate and other debt securities	5	—		—		—	—	—	—	—	—	5	—
Other equity securities	471	—		1	[3]	170	—	(32)	—	—	—	610	—
Total securities AFS	580	—		1	[3]	170	—	(38)	—	—	—	713	—

Residential LHFS	4	—		—		—	(7)	—	(1)	8	—	4	—
LHFI	255	3	[4]	—		—	—	(12)	—	—	—	246	3	[4]

Notes to Consolidated Financial Statements (Unaudited), continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning Balance January 1, 2016	Included in Earnings		OCI		Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items	Transfers into Level 3	Transfers out of Level 3	Fair Value June 30, 2016	Included in Earnings (held at June 30, 2016 1)
Assets
Trading assets:
Corporate and other debt securities	$89	($1)	[5]	$—		$—	($88)	$—	$—	$—	$—	$—	$—
Derivative instruments, net	15	161	[2]	—		—	—	—	(116)	—	—	60	65	[2]
Total trading assets	104	160		—		—	(88)	—	(116)	—	—	60	65
Securities AFS:
U.S. states and political subdivisions	5	—		—		—	—	(1)	—	—	—	4	—
MBS - non-agency residential	94	—		(1)	[3]	—	—	(10)	—	—	—	83	—
ABS	12	—		—		—	—	(1)	—	—	—	11	—
Corporate and other debt securities	5	—		—		—	—	—	—	—	—	5	—
Other equity securities	440	—		1	[3]	276	—	(107)	—	—	—	610	—
Total securities AFS	556	—		—	[3]	276	—	(119)	—	—	—	713	—

Residential LHFS	5	—		—		—	(14)	—	(2)	17	(2)	4	—
LHFI	257	6	[4]	—		—	—	(22)	1	4	—	246	6	[4]
Liabilities
Other liabilities	23	—		—		—	—	(23)	—	—	—	—	—
1 Change in unrealized gains/(losses) included in earnings during the period related to financial assets/liabilities still held at June 30, 2016.
2 Includes issuances, fair value changes, and expirations and are recognized in mortgage production related income.
3 Amount recognized in OCI is included in change in net unrealized gains/(losses) on securities AFS, net of tax.
4 Amounts are generally included in mortgage production related income; however, the mark on certain fair value loans is included in other noninterest income.
5 Amounts included in earnings are recognized in trading income.

Notes to Consolidated Financial Statements (Unaudited), continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning Balance April 1, 2015	Included in Earnings		OCI	Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items	Transfers into Level 3	Transfers out of Level 3	Fair Value June 30, 2015	Included in Earnings (held at June 30, 20151)
Assets
Trading assets:
Derivative instruments, net	$37	$12	[2]	$—	$—	$—	$1	($36)	$—	$—	$14	$—
Securities AFS:
U.S. states and political subdivisions	6	—		—	—	—	(1)	—	—	—	5	—
MBS - non-agency residential	119	—		—	—	—	(7)	—	—	—	112	—
ABS	21	—		—	—	—	(4)	—	—	—	17	—
Corporate and other debt securities	5	—		—	—	—	(2)	—	—	—	3	—
Other equity securities	616	—		—	83	—	(117)	—	—	—	582	—
Total securities AFS	767	—		—	83	—	(131)	—	—	—	719	—

Residential LHFS	4	—		—	—	(6)	—	(1)	5	—	2	—
LHFI	268	(3)	[3]	—	—	—	(15)	(1)	14	—	263	(4)	[3]
Liabilities
Other liabilities	21	2	[4]	—	—	—	—	—	—	—	23	2	[4]

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning Balance January 1, 2015	Included in Earnings		OCI		Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items	Transfers into Level 3	Transfers out of Level 3	Fair Value June 30, 2015	Included in Earnings (held at June 30, 2015 1)
Assets
Trading assets:
Derivative instruments, net	$20	$89	[2]	$—		$—	$—	$1	($96)	$—	$—	$14	($4)	[2]
Securities AFS:
U.S. states and political subdivisions	12	—		—		—	—	(7)	—	—	—	5	—
MBS - non-agency residential	123	—		1		—	—	(12)	—	—	—	112	—
ABS	21	—		—		—	—	(4)	—	—	—	17	—
Corporate and other debt securities	5	—		—		—	—	(2)	—	—	—	3	—
Other equity securities	785	—		—		104	—	(307)	—	—	—	582	—
Total securities AFS	946	—		1	[5]	104	—	(332)	—	—	—	719	—

Residential LHFS	1	—		—		—	(9)	—	(1)	11	—	2	—
LHFI	272	—		—		—	—	(24)	(1)	16	—	263	(2)	[3]
Liabilities
Other liabilities	27	6	[4]	—		—	—	(10)	—	—	—	23	6	[4]
1 Change in unrealized gains/(losses) included in earnings for the period related to financial assets still held at June 30, 2015.
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

Notes to Consolidated Financial Statements (Unaudited), continued

Non-recurring Fair Value Measurements
The following tables present losses recognized on assets still held at period end, and measured at fair value on a non-recurring basis, for the three and six months ended June 30, 2016 and the year ended December 31, 2015. Adjustments to fair value generally result from the application of LOCOM or through write-downs of individual assets. The tables do not reflect changes in fair value attributable to economic hedges the Company may have used to mitigate interest rate risk associated with LHFS.

		Fair Value Measurements			Losses for the Three Months Ended June 30, 2016	Losses for the Six Months Ended June 30, 2016
(Dollars in millions)	June 30, 2016	Level 1	Level 2	Level 3
LHFS	$17	$—	$17	$—	$—	$—
LHFI	63	—	—	63	—	—
OREO	8	—	1	7	(1)	(1)
Other assets	61	—	49	12	(24)	(24)

		Fair Value Measurements			Losses for the Year Ended December 31, 2015
(Dollars in millions)	December 31, 2015	Level 1	Level 2	Level 3
LHFS	$202	$—	$—	$202	($6)
LHFI	48	—	—	48	—
OREO	19	—	—	19	(4)
Other assets	36	—	29	7	(6)

Discussed below are the valuation techniques and inputs used in developing fair value measurements for assets measured at fair value on a non-recurring basis and classified as level 1, 2, and/or 3.
Loans Held for Sale
At June 30, 2016, LHFS classified as level 2 consisted of commercial loans which were measured using observable market data from comparable loans. At December 31, 2015, LHFS consisted of commercial loans that were valued using significant unobservable assumptions from comparably rated loans. As such, these loans are classified as level 3. The decline in LHFS compared to December 31, 2015 was due to the sale of $185 million of these loans during the three months ended June 30, 2016.

Loans Held for Investment
At June 30, 2016 and December 31, 2015, LHFI consisted primarily of consumer and residential real estate loans discharged in Chapter 7 bankruptcy that had not been reaffirmed by the borrower, as well as nonperforming CRE loans for which specific reserves had been recognized. Cash proceeds from the sale of the underlying collateral is the expected source of repayment for a majority of these loans. Accordingly, the fair value of these loans is derived from the estimated fair value of the underlying collateral, incorporating market data if available. There were no gains or losses during the three and six months ended June 30, 2016 or the year ended December 31, 2015, as the charge-offs related to these loans are a component of the ALLL. Due to the lack of market data for similar assets, all of these loans are classified as level 3.

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

Other Assets
Other assets consists of cost and equity method investments, other repossessed assets, assets under operating leases where the Company is the lessor, branch properties, and land held for sale.
Investments in cost and equity method investments are valued based on the expected remaining cash flows to be received from these assets discounted at a market rate that is commensurate with the expected risk, considering relevant Company-specific valuation multiples, where applicable. Based on the valuation methodology and associated unobservable inputs, these investments are classified as level 3. During the three and six months ended June 30, 2016, the Company recognized impairment charges on its equity investments of $8 million. The Company did not recognize impairment charges on its equity investments during the year ended December 31, 2015.
Other repossessed assets comprises repossessed personal property that is measured at fair value less cost to sell. These assets are classified as level 3 as their fair value is determined based on a variety of subjective, unobservable factors. There were no losses recognized by the Company on other repossessed assets during the three and six months ended June 30, 2016 or the year ended December 31, 2015, as the impairment charges on repossessed personal property were a component of the ALLL.
The Company monitors the fair value of assets under operating leases where the Company is the lessor and recognizes impairment on the leased asset to the extent the carrying value is not recoverable and is greater than its fair value. Fair value is determined using collateral specific pricing digests, external appraisals, broker opinions, recent sales data from industry

Notes to Consolidated Financial Statements (Unaudited), continued

equipment dealers, and the discounted cash flows derived from the underlying lease agreement. As market data for similar assets and lease arrangements is available and used in the valuation, these assets are considered level 2. During both the three and six months ended June 30, 2016, the Company recognized impairment charges of $4 million attributable to the fair value of various personal property under operating leases. During the year ended December 31, 2015, the Company recognized impairment charges of $6 million attributable to changes in the fair value of various personal property under operating leases.
The Company recognized impairment charges of $7 million on branch properties during the three and six months ended June

30, 2016. These branches are classified as level 2, as their fair values were based on market comparables and broker opinions.
Land held for sale is recorded at the lesser of carrying value or fair value less cost to sell, and is considered level 2 as its fair value is determined based on market comparables and broker opinions. The Company recognized $5 million in impairment charges on land held for sale during the three and six months ended June 30, 2016. Impairment charges recognized on land held for sale were immaterial during the year ended December 31, 2015.

Fair Value of Financial Instruments
The measured amounts and fair values of the Company’s financial instruments are as follows:

	June 30, 2016		Fair Value Measurements
(Dollars in millions)	Measured Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$5,265	$5,265	$5,265	$—	$—	(a)
Trading assets and derivative instruments	6,850	6,850	909	5,868	73	(b)
Securities AFS	29,336	29,336	4,525	24,098	713	(b)
LHFS	2,468	2,475	—	2,400	75	(c)
LHFI, net	139,882	138,680	—	226	138,454	(d)
Financial liabilities:
Deposits	152,751	152,734	—	152,734	—	(e)
Short-term borrowings	4,857	4,857	—	4,857	—	(f)
Long-term debt	12,264	12,239	—	11,557	682	(f)
Trading liabilities and derivative instruments	1,245	1,245	637	595	13	(b)

	December 31, 2015		Fair Value Measurements
(Dollars in millions)	Measured Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$5,599	$5,599	$5,599	$—	$—	(a)
Trading assets and derivative instruments	6,119	6,119	866	5,143	110	(b)
Securities AFS	27,825	27,825	3,542	23,727	556	(b)
LHFS	1,838	1,842	—	1,803	39	(c)
LHFI, net	134,690	131,178	—	397	130,781	(d)
Financial liabilities:
Deposits	149,830	149,889	—	149,889	—	(e)
Short-term borrowings	4,627	4,627	—	4,627	—	(f)
Long-term debt	8,462	8,374	—	7,772	602	(f)
Trading liabilities and derivative instruments	1,263	1,263	664	593	6	(b)

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

(a)	Cash and cash equivalents are valued at their carrying amounts, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments.

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

Notes to Consolidated Financial Statements (Unaudited), continued

loan if held for investment. The assumptions used are expected to approximate those that a market participant purchasing the loans would use to value the loans, including a market risk premium and liquidity discount. Estimating the fair value of the loan portfolio when loan sales and trading markets are illiquid or nonexistent requires significant judgment.
Generally, the Company measures fair value for LHFI based on estimated future discounted cash flows using current origination rates for loans with similar terms and credit quality, which derived an estimated value of 102% and 101% on the loan portfolio’s net carrying value at June 30, 2016 and December 31, 2015, respectively. The value derived from origination rates likely does not represent an exit price; therefore, an incremental market risk and liquidity discount was applied when estimating the fair value of these loans. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans.

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

Unfunded loan commitments and letters of credit are not included in the table above. At June 30, 2016 and December 31, 2015, the Company had $63.9 billion and $66.2 billion, respectively, of unfunded commercial loan commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related unfunded commitments reserve, which was a combined $69 million and $66 million at June 30, 2016 and December 31, 2015, respectively. No active trading market exists for these instruments, and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of consumer unfunded lending commitments which can generally be canceled by providing notice to the borrower.

NOTE 15 – CONTINGENCIES
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries are parties to numerous civil claims and lawsuits and subject to regulatory examinations, investigations, and requests for information. Some of these matters involve claims for substantial amounts. The Company’s experience has shown that the damages alleged by plaintiffs or claimants are often overstated, based on unsubstantiated legal theories, unsupported by facts, and/or bear no relation to the ultimate award that a court might grant. Additionally, the outcome of litigation and regulatory matters and the timing of ultimate resolution are inherently difficult to predict. These factors make it difficult for the Company to provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. However, on a case-by-case basis, reserves are established for those legal claims in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company's financial statements at June 30, 2016 reflect the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved.

For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of related reserves, if any. Management currently estimates these losses to range from $0 to approximately $180 million. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information available at June 30, 2016. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure. Based on current knowledge, it is the opinion of management that liabilities arising from legal claims in excess of the amounts currently reserved, if any, will not have a material impact on the Company’s financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s financial condition, results of operations, or cash flows for any given reporting period.

Notes to Consolidated Financial Statements (Unaudited), continued

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

Lehman Brothers Holdings, Inc. Litigation
Beginning in October 2008, STRH, along with other underwriters and individuals, were named as defendants in several individual and putative class action complaints filed in the U.S. District Court for the Southern District of New York and state and federal courts in Arkansas, California, Texas, and Washington. Plaintiffs alleged violations of Sections 11 and 12 of the Securities Act of 1933 and/or state law for allegedly false and misleading disclosures in connection with various debt and preferred stock offerings of Lehman Brothers Holdings, Inc. ("Lehman Brothers") and sought unspecified damages. All cases were transferred for coordination to the multi-district litigation captioned In re Lehman Brothers Equity/Debt Securities Litigation pending in the U.S. District Court for the Southern District of New York. Defendants filed a motion to dismiss all claims asserted in the class action. On July 27, 2011, the District Court granted in part and denied in part the motion to dismiss the claims against STRH and the other underwriter defendants in the class action. A settlement with the class plaintiffs was approved by the Court and the class settlement approval process was completed. A number of individual lawsuits and smaller putative class actions remained following the class settlement. STRH settled two such individual actions. The other individual lawsuits were dismissed. In two of such dismissed individual actions, the plaintiffs were unable to appeal the dismissals of their claims until their claims against a third party were resolved. In one of these individual actions, the plaintiffs filed a notice of appeal to the Second Circuit Court of Appeals, but that appeal was denied on July 8, 2016. In the other individual action, no appeal has been filed.

Bickerstaff v. SunTrust Bank
This case was filed in the Fulton County State Court on July 12, 2010, and an amended complaint was filed on August 9, 2010. Plaintiff asserts that all overdraft fees charged to his account which related to debit card and ATM transactions are actually interest charges and therefore subject to the usury laws of Georgia. Plaintiff has brought claims for violations of civil and criminal usury laws, conversion, and money had and received, and purports to bring the action on behalf of all Georgia citizens who incurred such overdraft fees within the four years before the complaint was filed where the overdraft fee resulted in an interest rate being charged in excess of the usury rate. The Bank filed a motion to compel arbitration and on March 16, 2012, the Court entered an order holding that the Bank's arbitration provision is enforceable but that the named plaintiff in the case had opted out of that provision pursuant to its terms. The Court explicitly stated that it was not ruling at that time on the question of whether the named plaintiff could have opted out for the putative class members. The Bank filed an appeal of this decision, but this appeal was dismissed based on a finding that the appeal was prematurely granted. On April 8, 2013, the plaintiff filed a motion for class certification and that motion was denied on February 19, 2014. Plaintiff appealed the denial of class certification and on September 8, 2015, the Georgia Supreme Court agreed to hear the appeal. On January 4, 2016, the Georgia Supreme Court heard oral argument on the appeal. On July 8, 2016, the Georgia Supreme Court reversed the Court of Appeals of Georgia and remanded the case for further proceedings.
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
On April 14, 2011, the U.S. Court of Appeals for the Eleventh Circuit (“the Circuit Court”) granted defendants and plaintiffs permission to pursue interlocutory review in separate appeals. The Circuit Court subsequently stayed these appeals pending decision of a separate appeal involving The Home Depot in which substantially similar issues are presented. On May 8, 2012, the Circuit Court decided that appeal in favor of The Home Depot. On March 5, 2013, the Circuit Court issued an order remanding the case to the District Court for further proceedings in light of its decision in The Home Depot case. On September 26, 2013, the District Court granted the defendants' motion to dismiss plaintiffs' claims. Plaintiffs filed an appeal of this decision in the Circuit Court. Subsequent to the filing of this appeal, the U.S. Supreme Court decided Fifth Third Bancorp v. Dudenhoeffer, which held that employee stock ownership plan fiduciaries receive no presumption of prudence with respect to employer stock plans. The Circuit Court remanded the case back to the District Court for further proceedings in light of Dudenhoeffer. On June 18, 2015, the Court entered an order granting in part and denying in part the Company’s motion to dismiss. The discovery process has begun. On August 1, 2016, certain non-fiduciary defendants filed a motion for summary judgment as it relates to them.
Mutual Funds Class Actions
On March 11, 2011, the Company and certain officers, directors, and employees of the Company were named in a putative class

Notes to Consolidated Financial Statements (Unaudited), continued

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
On June 27, 2014, the Company and certain current and former officers, directors, and employees of the Company were named in another putative class action alleging breach of fiduciary duties associated with the inclusion of STI Classic Mutual Funds as investment options in the Plan. This case, Brown, et al. v. SunTrust Banks, Inc., et al., was filed in the U.S. District Court for the District of Columbia. On September 3, 2014, the U.S. District Court for the District of Columbia issued an order transferring the case to the U.S. District Court for the Northern District of Georgia. On November 12, 2014, the Court granted plaintiffs’ motion to stay this case until the U.S. Supreme Court issued a decision in Tibble v. Eidson International. On May 18, 2015, the U.S. Supreme Court decided Tibble and held that plan fiduciaries have a duty, separate and apart from investment selection, to monitor and remove imprudent investments.
After Tibble, the cases pending on appeal were remanded to the District Court. On March 25, 2016, a consolidated amended complaint was filed, consolidating all of these pending actions into one case. The Company filed an answer to the consolidated amended complaint on June 6, 2016 and discovery is ongoing.

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

Notes to Consolidated Financial Statements (Unaudited), continued

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

Felix v. SunTrust Mortgage, Inc.
This putative class action was filed against STM on April 4, 2016. Plaintiff alleges that STM breaches its contract with borrowers when it collects interest on FHA loans at repayment because STM fails to use an approved FHA notice form. Plaintiff also alleges that STM violates the Georgia usury statute by collecting such interest. Plaintiff attempts to bring the breach of contract claim on behalf of all borrowers and the usury claim on behalf of Georgia borrowers. STM filed a motion to dismiss on May 26, 2016, which remains pending.
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

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 16 - BUSINESS SEGMENT REPORTING
The Company measures business activity across three segments: Consumer Banking and Private Wealth Management, Wholesale Banking, and Mortgage Banking, with functional activities included in Corporate Other. Business segments are determined based on the products and services provided or the type of client served, and they reflect the manner in which financial information is evaluated by management. The following is a description of the segments and their primary businesses.

The Consumer Banking and Private Wealth Management segment is made up of three primary businesses:

•
Consumer Banking provides services to consumers and branch-managed small business clients through an extensive network of traditional and in-store branches, ATMs, the internet (www.suntrust.com), mobile banking, and by telephone (1-800-SUNTRUST). Financial products and services offered to consumers and small business clients include deposits and payments, loans, brokerage, and various fee-based services. Discount/online and full-service brokerage products are offered to individual clients through STIS. Consumer Banking also serves as an entry point for clients and provides services for other lines of business.

•
Consumer Lending offers an array of lending products to consumers and small business clients via the Company's Consumer Banking and Private Wealth Management businesses, through the internet (www.suntrust.com and www.lightstream.com), as well as through various national offices and partnerships. Products offered include home equity lines, personal credit lines and loans, direct auto, indirect auto, student lending, credit cards, and other lending products.

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

The Wholesale Banking segment is made up of four primary businesses:

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

•
Commercial & Business Banking offers an array of traditional banking products, including lending, cash management and investment banking solutions via STRH to commercial clients (generally clients with revenues between $1 million and $150 million), not-for-profit organizations, and governmental entities, as well as auto dealer financing (floor plan inventory financing). Also managed within Commercial & Business Banking is the Premium Assignment Corporation, which provides corporate insurance premium financing solutions.

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

Mortgage Banking offers residential mortgage products nationally through its retail and correspondent channels, the internet (www.suntrust.com), and by telephone (1-800-SUNTRUST). These products are either sold in the secondary market, primarily with servicing rights retained, or held in the Company’s loan portfolio. Mortgage Banking also services loans for other investors, in addition to loans held in the Company’s loan portfolio.
Corporate Other includes management of the Company’s investment securities portfolio, long-term debt, end user derivative instruments, short-term liquidity and funding activities, balance sheet risk management, and most real estate

Notes to Consolidated Financial Statements (Unaudited), continued

assets. Additionally, Corporate Other includes the Company's functional activities such as marketing, SunTrust online, human resources, finance, Enterprise Risk, legal and compliance, communications, procurement, enterprise information services, corporate real estate, and executive management.
Because business segment results are presented based on management accounting practices, the transition to the consolidated results, which are prepared under U.S. GAAP, creates certain differences which are reflected in Reconciling Items. Business segment reporting conventions are described below.

•
Net interest income-FTE – is reconciled from net interest income and is presented on an FTE basis to make income from tax-exempt assets comparable to other taxable products. Segment results reflect matched maturity funds transfer pricing, which ascribes credits or charges based on the economic value or cost created by assets and liabilities of each segment. Differences between these credits and charges are captured as reconciling items. The change in this variance is generally attributable to corporate balance sheet management strategies.

•
Provision/(benefit) for credit losses – represents net charge-offs by segment combined with an allocation to the segments for the provision/(benefit) attributable to each segment's quarterly change in the ALLL and unfunded commitments reserve balances.

•
Provision for income taxes-FTE – is calculated using a blended income tax rate for each segment. This calculation includes the impact of various adjustments, such as the reversal of the FTE gross up on tax-exempt assets, tax adjustments, and credits that are unique to each segment.

The difference between the calculated provision for income taxes at the segment level and the consolidated provision for income taxes is reported as reconciling items.
The segment’s financial performance is comprised of direct financial results and allocations for various corporate functions that provide management an enhanced view of the segment’s financial performance. Internal allocations include the following:

•
Operational costs – expenses are charged to segments based on a methodical activity-based costing process, which also allocates residual expenses to the segments. Generally, recoveries of these costs are reported in Corporate Other.

•
Support and overhead costs – expenses not directly attributable to a specific segment are allocated based on various drivers (number of equivalent employees, number of PCs/laptops, net revenue, etc.). Recoveries for these allocations are reported in Corporate Other.

•
Sales and referral credits – segments may compensate another segment for referring or selling certain products. The majority of the revenue resides in the segment where the product is ultimately managed.

The application and development of management reporting methodologies is an active process and undergoes periodic enhancements. The implementation of these enhancements to the internal management reporting methodology may materially affect the results disclosed for each segment, with no impact on consolidated results. If significant changes to management reporting methodologies take place, the impact of these changes is quantified and prior period information is reclassified, when practicable.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended June 30, 2016
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$42,513	$72,066	$26,590	$72	($3)	$141,238
Average consumer and commercial deposits	97,052	54,105	2,997	80	(68)	154,166
Average total assets	48,181	86,058	30,117	31,499	2,450	198,305
Average total liabilities	97,626	59,804	3,387	13,468	2	174,287
Average total equity	—	—	—	—	24,018	24,018

Statements of Income:
Net interest income	$705	$448	$111	$27	($3)	$1,288
FTE adjustment	—	34	—	1	—	35
Net interest income - FTE [1]	705	482	111	28	(3)	1,323
Provision/(benefit) for credit losses [2]	49	103	(6)	—	—	146
Net interest income after provision/(benefit) for credit losses - FTE	656	379	117	28	(3)	1,177
Total noninterest income	366	301	165	70	(4)	898
Total noninterest expense	758	414	178	(1)	(4)	1,345
Income before provision for income taxes - FTE	264	266	104	99	(3)	730
Provision for income taxes - FTE [3]	98	81	40	26	(9)	236
Net income including income attributable to noncontrolling interest	166	185	64	73	6	494
Net income attributable to noncontrolling interest	—	—	—	2	—	2
Net income	$166	$185	$64	$71	$6	$492

	Three Months Ended June 30, 2015
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$40,339	$67,643	$24,793	$64	($10)	$132,829
Average consumer and commercial deposits	91,235	48,639	2,980	80	(83)	142,851
Average total assets	46,485	81,003	28,555	29,592	2,675	188,310
Average total liabilities	91,854	54,281	3,505	15,549	(118)	165,071
Average total equity	—	—	—	—	23,239	23,239

Statements of Income:
Net interest income	$675	$444	$123	$34	($109)	$1,167
FTE adjustment	—	36	—	1	(1)	36
Net interest income - FTE [1]	675	480	123	35	(110)	1,203
Provision/(benefit) for credit losses [2]	9	30	(13)	—	—	26
Net interest income after provision/(benefit) for credit losses - FTE	666	450	136	35	(110)	1,177
Total noninterest income	389	337	105	47	(4)	874
Total noninterest expense	730	386	180	35	(3)	1,328
Income before provision for income taxes - FTE	325	401	61	47	(111)	723
Provision for income taxes - FTE [3]	121	138	3	19	(43)	238
Net income including income attributable to noncontrolling interest	204	263	58	28	(68)	485
Net income attributable to noncontrolling interest	—	—	—	2	—	2
Net income	$204	$263	$58	$26	($68)	$483
1 Presented on a matched maturity funds transfer price basis for the segments.
2 Provision/(benefit) for credit losses represents net charge-offs by segment combined with an allocation to the segments for the provision/(benefit) attributable to quarterly changes in the ALLL and unfunded commitment reserve balances.
3 Includes regular income tax provision and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited), continued

	Six Months Ended June 30, 2016
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$42,054	$71,412	$26,268	$72	($1)	$139,805
Average consumer and commercial deposits	95,171	53,848	2,654	83	(58)	151,698
Average total assets	47,723	85,218	29,660	31,032	2,027	195,660
Average total liabilities	95,765	59,636	3,037	13,323	(8)	171,753
Average total equity	—	—	—	—	23,907	23,907

Statements of Income:
Net interest income	$1,404	$902	$224	$57	($18)	$2,569
FTE adjustment	—	69	—	1	1	71
Net interest income - FTE [1]	1,404	971	224	58	(17)	2,640
Provision/(benefit) for credit losses [2]	77	186	(16)	—	(1)	246
Net interest income after provision/(benefit) for credit losses - FTE	1,327	785	240	58	(16)	2,394
Total noninterest income	721	587	289	92	(9)	1,680
Total noninterest expense	1,503	822	353	(5)	(10)	2,663
Income before provision for income taxes - FTE	545	550	176	155	(15)	1,411
Provision for income taxes - FTE [3]	202	170	67	42	(14)	467
Net income including income attributable to noncontrolling interest	343	380	109	113	(1)	944
Net income attributable to noncontrolling interest	—	—	—	5	—	5
Net income	$343	$380	$109	$108	($1)	$939

	Six Months Ended June 30, 2015
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$40,730	$67,689	$24,617	$54	($8)	$133,082
Average consumer and commercial deposits	90,873	48,105	2,671	85	(64)	141,670
Average total assets	46,804	81,082	28,247	29,305	3,347	188,785
Average total liabilities	91,506	53,987	3,062	17,122	(98)	165,579
Average total equity	—	—	—	—	23,206	23,206

Statements of Income:
Net interest income	$1,341	$875	$244	$64	($217)	$2,307
FTE adjustment	—	70	—	1	—	71
Net interest income - FTE [1]	1,341	945	244	65	(217)	2,378
Provision/(benefit) for credit losses [2]	79	26	(23)	—	—	82
Net interest income after provision/(benefit) for credit losses - FTE	1,262	919	267	65	(217)	2,296
Total noninterest income	752	622	236	89	(7)	1,692
Total noninterest expense	1,460	783	357	15	(7)	2,608
Income before provision for income taxes - FTE	554	758	146	139	(217)	1,380
Provision for income taxes - FTE [3]	206	258	33	50	(83)	464
Net income including income attributable to noncontrolling interest	348	500	113	89	(134)	916
Net income attributable to noncontrolling interest	—	—	—	5	(1)	4
Net income	$348	$500	$113	$84	($133)	$912
1 Presented on a matched maturity funds transfer price basis for the segments.
2 Provision/(benefit) for credit losses represents net charge-offs by segment combined with an allocation to the segments for the provision/(benefit) attributable to quarterly changes in the ALLL and unfunded commitment reserve balances.
3 Includes regular income tax provision and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Components of AOCI, net of tax, were calculated as follows:

(Dollars in millions)	Securities AFS	Derivative Instruments	Long-Term Debt		Employee Benefit Plans	Total
Three Months Ended June 30, 2016
Balance, beginning of period	$414	$237	($7)		($623)	$21
Net unrealized gains arising during the period	139	113	—		—	252
Amounts reclassified from AOCI	(3)	(40)	—		3	(40)
Other comprehensive income, net of tax	136	73	—		3	212
Balance, end of period	$550	$310	($7)		($620)	$233

Three Months Ended June 30, 2015
Balance, beginning of period	$384	$141	$—		($590)	($65)
Net unrealized (losses)/gains arising during the period	(192)	5	—		—	(187)
Amounts reclassified from AOCI	(9)	(39)	—		6	(42)
Other comprehensive (loss)/income, net of tax	(201)	(34)	—		6	(229)
Balance, end of period	$183	$107	$—		($584)	($294)

Six Months Ended June 30, 2016
Balance, beginning of period	$135	$87	$—		($682)	($460)
Cumulative credit risk adjustment [1]	—	—	(5)		—	(5)
Net unrealized gains/(losses) arising during the period	418	305	(2)	[1]	—	721
Amounts reclassified from AOCI	(3)	(82)	—		62	(23)
Other comprehensive income/(loss), net of tax	415	223	(2)		62	698
Balance, end of period	$550	$310	($7)		($620)	$233

Six Months Ended June 30, 2015
Balance, beginning of period	$298	$97	$—		($517)	($122)
Net unrealized (losses)/gains arising during the period	(106)	83	—		—	(23)
Amounts reclassified from AOCI	(9)	(73)	—		(67)	(149)
Other comprehensive (loss)/income, net of tax	(115)	10	—		(67)	(172)
Balance, end of period	$183	$107	$—		($584)	($294)
1 Related to the Company's early adoption of the ASU 2016-01 provision related to changes in instrument-specific credit risk. See Note 1, "Significant Accounting Policies," for additional information.

Notes to Consolidated Financial Statements (Unaudited), continued

Reclassifications from AOCI, and the related tax effects, were as follows:

(Dollars in millions)	Three Months Ended June 30		Six Months Ended June 30		Affected Line Item in the Statement Where Net Income is Presented
Details About AOCI Components	2016	2015	2016	2015
Securities AFS:
Realized gains on securities AFS	($4)	($14)	($4)	($14)	Net securities gains
Tax effect	1	5	1	5	Provision for income taxes
	(3)	(9)	(3)	(9)

Derivative Instruments:
Realized gains on cash flow hedges	(64)	(63)	(131)	(117)	Interest and fees on loans
Tax effect	24	24	49	44	Provision for income taxes
	(40)	(39)	(82)	(73)

Employee Benefit Plans:
Amortization of prior service credit	(1)	(2)	(3)	(3)	Employee benefits
Amortization of actuarial loss	6	6	12	11	Employee benefits
Adjustment to funded status of employee benefit obligation	—	—	90	(120)	Other assets/other liabilities
	5	4	99	(112)
Tax effect	(2)	2	(37)	45	Provision for income taxes
	3	6	62	(67)

Total reclassifications from AOCI	($40)	($42)	($23)	($149)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Important Cautionary Statement About Forward-Looking Statements
This report contains forward-looking statements. Statements regarding: (i) future levels of net interest margin, regulatory assessments, share repurchases, provision expense, mortgage production income, mortgage servicing income, NPLs, the ratio of ALLL to period end loans, service charges on deposit accounts and the impact of an enhanced posting order process, net occupancy expense, loans and loan growth, net charge-offs, and the net charge-off ratio; (ii) future duration and structure of our balance sheet; (iii) future asset and credit quality, including in the home equity portfolio, and the future rates of NPL formation and energy-related NPLs and charge-offs; (iv) future provision expense exceeding charge-offs; (v) future actions taken regarding the LCR and related effects, and our ability to comply with future regulatory requirements within regulatory timelines; (vi) future interest expense including rates paid on deposits; (vii) our expectations regarding the return to accruing status for certain TDRs; (viii) the size and composition of the securities AFS portfolio; and (ix) efficiency goals, are forward-looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Such statements are based upon the current beliefs and expectations of management and on information currently available to management. They speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.
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
This MD&A is intended to assist readers in their analysis of the accompanying Consolidated Financial Statements and supplemental financial information. It should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements in Item 1 of this

Form 10-Q, as well as other information contained in this document and our 2015 Annual Report on Form 10-K. When we refer to “SunTrust,” “the Company,” “we,” “our,” and “us” in this narrative, we mean SunTrust Banks, Inc. and the consolidated subsidiaries. In the MD&A, consistent with SEC guidance in Industry Guide 3 that contemplates the calculation of tax exempt income on a tax equivalent basis, we present net interest income, net interest margin, total revenue, and efficiency ratios on an FTE basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments using a federal tax rate of 35% and state income taxes where applicable to increase tax-exempt interest income to a taxable-equivalent basis. We believe this measure to be the preferred industry measurement of net interest income and that it enhances comparability of net interest income arising from taxable and tax-exempt sources. Additionally, we present other non-U.S. GAAP metrics to assist investors in understanding management’s view of particular financial measures, as well as to align presentation of these financial measures with peers in the industry who may also provide a similar presentation. Reconcilements for all non-U.S. GAAP measures are provided in Table 1.

EXECUTIVE OVERVIEW
Financial Performance
We delivered strong revenue growth and maintained our expense discipline during the second quarter of 2016, which drove positive operating leverage and led to improved profitability. EPS grew 12% compared to the prior quarter and 6% compared to the second quarter of 2015. EPS in the current quarter included $0.05 per share in discrete items that benefited earnings, compared to $0.03 per share in discrete tax benefits in the second quarter of 2015. Total revenue increased 6% sequentially and 7% year-over-year, driven by increases in both net interest income and noninterest income across all of our business segments. Net interest income increased 10% year-over-year due to an increase in both average earning assets and net interest margin, while the year-over-year increase in noninterest income was driven by mortgage-related revenue and approximately $44 million in net asset-related gains, primarily related to a gain from the sale-leaseback of an office building. The sequential quarter improvement in total revenue was driven by broad-based growth in noninterest income, most notably higher mortgage production-related income due to heightened purchasing and refinancing activity, higher investment banking income, and the aforementioned asset-related gains.
Our net interest margin declined five basis points sequentially, primarily due to lower earning asset yields, increased long-term debt, and slightly higher rates paid on deposits. Net interest margin increased 13 basis points year-over-year, reflecting our continued efforts to optimize the balance sheet in addition to the benefit from the December 2015 increase in short-term interest rates. Given the significant flattening of the yield curve over the last few months, we expect the net interest margin to decline three to five basis points in the third quarter of 2016, assuming a static rate environment. We continue to carefully manage the duration of the balance sheet given the prolonged low rate environment, while also being cognizant of controlling interest rate risk. See additional discussion related to revenue, noninterest income, and net interest income and margin in the "Noninterest Income" and "Net Interest Income/Margin" sections of this MD&A. Also in this MD&A, see Table 13, "Net Interest Income Asset Sensitivity," for an analysis of potential changes in net interest income due to instantaneous moves in benchmark interest rates.
Noninterest expense increased 2% sequentially, and 1% compared to the second quarter of 2015. These increases were driven by $21 million in discrete charges during the current quarter related to ongoing efficiency initiatives, primarily our branch network optimization efforts. Beginning in the third quarter of 2016, we expect regulatory assessments expense to increase by $10 million per quarter as a result of the FDIC’s surcharge on large depository institutions. This incremental surcharge is anticipated to be in effect for approximately 10 quarters. See additional discussion related to noninterest expense in the "Noninterest Expense" section of this MD&A. Also see Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding, and a reconciliation of, adjusted noninterest expense.
During the second quarter of 2016, our efficiency ratio improved to 60.6% from 63.9% in the prior year quarter. Our tangible efficiency ratio also improved during the current quarter to 60.1% from 63.6% in the second quarter of 2015, as revenue growth exceeded expense growth. While the second quarter's performance was strong, we do not believe a 60% efficiency ratio is sustainable through the remainder of 2016; however, our progress during the first half of 2016 and our continued focus on improving efficiency year-over-year keeps us on pace to meet our objective of improving our efficiency ratio for the fifth consecutive year. The continued low interest rate environment will impact our trajectory going forward, but we remain committed to maintaining strong expense discipline and achieving our long term efficiency goal of below 60%. See Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding, and a reconciliation of, our tangible efficiency ratio.
Overall asset quality trends remained relatively consistent during the second quarter of 2016. Excluding energy-related exposure, our loan portfolio continued to perform quite well during the second quarter of 2016, evidenced by stable to slightly improving delinquency levels and a low net charge-off ratio. Continued pressure on our energy clients contributed to increases in net charge-offs and the provision for loan losses compared to the first quarter of 2016. The NPL ratio decreased slightly as we charged-off approximately $70 million of energy-related NPLs during the quarter, which, when combined with loan growth and continued improvements in the asset quality of our residential loan portfolio, resulted in an ALLL that remained relatively flat compared to March 31, 2016. Though we have increased the resources and intensity around managing our energy exposure, we continue to view our energy-related risk as manageable, and we expect net charge-offs to abate as we move through the remainder of 2016. See additional discussion of our energy-related loan exposure, as well as our credit and asset quality, in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A.
Average loans increased 2% sequentially, driven by broad-based growth across most portfolios. Commercial loan growth was driven by our C&I and commercial construction clients, while consumer loan growth was generally broad-based. Our consumer lending strategies continue to produce profitable growth through each of our major channels, while our overall lending pipelines remain healthy. Compared to the second quarter of 2015, average loans grew 6%, driven by 5% growth in C&I loans and 16% growth in total consumer loans, partially offset by a decline in residential home equity products. Client activity levels remain solid, and we continue to remain focused on generating targeted loan growth at accretive risk-adjusted returns. See additional loan discussion in the “Loans,” “Nonperforming Assets,” and "Net Interest Income/Margin" sections of this MD&A.
Average consumer and commercial deposits increased 3% sequentially and 8% year-over-year, driven by strong and broad-based growth in lower cost deposits across all of our business segments, as well as by a large, temporary deposit in the current quarter associated with a client-related merger and acquisition transaction. Our success in growing deposits reflects our overall strategic efforts to meet more clients’ deposit and payment needs and improve profitability; this growth has been enabled by investments in technology platforms and client-facing bankers.

Rates paid on our deposits increased one basis point sequentially, given the increase in short-term rates. We continue to maintain a disciplined approach to pricing with a focus on maximizing the value proposition, other than rates paid, for our clients. See additional discussion regarding average deposits in the "Net Interest Income/Margin" section of this MD&A.
Capital and Liquidity
Our regulatory capital position was relatively stable during the second quarter of 2016, with a CET1 ratio of 9.84% at June 30, 2016 as an increase in regulatory capital was more than offset by an increase in RWA. Additionally, our estimated CET1 ratio at June 30, 2016, on a fully phased-in basis, was 9.73%, which is well above the current regulatory requirement. Our book value and tangible book value per common share increased 6% and 8%, respectively, compared to December 31, 2015, due primarily to growth in retained earnings and a 1% decline in common shares outstanding. See additional details related to our capital in Note 13, "Capital," to the Consolidated Financial Statements in our 2015 Annual Report on Form 10-K. Also see Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding, and reconciliations of, tangible book value per common share and our fully phased-in CET1 ratio.
During the second quarter of 2016, we announced that the Federal Reserve had no objections to our capital plan submitted in conjunction with the 2016 CCAR. Our 2016 capital plan includes an increase in our share repurchase program, an increase in the quarterly common stock dividend, and maintaining the current level of preferred stock dividends. Specifically, the 2016 capital plan authorizes up to $960 million of outstanding common stock to be repurchased between July 1, 2016 and June 30, 2017, as well as an 8% increase in our quarterly common stock dividend from $0.24 per share in the current quarter to $0.26 per share, effective in the third quarter of 2016. During the second quarter of 2016, we repurchased $175 million of our outstanding common stock in conjunction with the 2015 capital plan, which effectively expired on June 30, 2016. During July 2016, we repurchased $240 million of our outstanding common stock as part of the 2016 capital plan, and we expect to repurchase approximately $720 million of additional outstanding common stock in generally even quarterly increments through the end of the second quarter of 2017. See additional details related to our capital actions and share repurchases in the “Capital Resources” section of this MD&A and in Part II, Item 2 of this Form 10-Q.
Business Segments Highlights
Consumer Banking and Private Wealth Management
Consumer Banking and Private Wealth Management net income declined $8 million sequentially and $38 million compared to the prior year, driven primarily by a higher provision for loan losses, due to loan growth and moderating asset quality improvements, and discrete expenses recognized in the current quarter. Net interest income was stable sequentially and was up 4% year-over-year as a result of strong loan and deposit growth, which offset a lower net interest margin. Our consumer direct lending businesses continued to exhibit strong momentum, with average balances up $2.7 billion, or 26%, year-over-year, driven by the investments we have made to enhance both our product offerings and client experience. Additionally, our emphasis on deepening client relationships has driven strong deposit growth, increasing 4% sequentially and 6% year-over-year. Some of this growth is due to a large, temporary deposit associated with a client-related merger and acquisition transaction, but the majority reflects our emphasis on delivering our full capabilities to all of our clients. Solid loan and deposit growth trends over the past couple of years reflect the increased momentum this business has created in acquiring new clients and deepening existing relationships. Noninterest income was up 3% sequentially and down 6% year-over-year. The sequential increase was driven by higher transaction related fees due to increased consumer activity and normal seasonality. The year-over-year decline was driven by lower wealth management-related revenue, which has been pressured by lower assets under management and heightened market volatility. Noninterest expense increased 1% sequentially and 4% year-over-year, primarily driven by discrete charges we recognized in the current quarter related to our branch network optimization efforts.

Wholesale Banking
Notwithstanding improvements in overall client activity levels and market share, increased credit costs continue to put downward pressure on Wholesale Banking net income. Revenues were up 1% sequentially, due entirely to higher investment banking income. Within investment banking, we had a record quarter in both investment grade bond and equity originations. The growth of both of these businesses is a strong reflection of the strategic investments we have made in recent years. Offsetting the increase in investment banking income was a $21 million sequential quarter decline in trading income. The majority of this decline was driven by an enhancement to our CVA/DVA methodology on derivatives during the quarter. Noninterest expense increased on a sequential and year-over-year basis. The majority of this increase was due to higher personnel expenses and discrete costs recognized during the quarter. Net income declined on both a sequential and year-over-year basis, largely due to increased provision expense associated with energy-related loans, a trend that will begin to reverse as energy-related credit costs abate.

Mortgage Banking
Noninterest income increased $41 million sequentially and $60 million year-over-year. The sequential increase was driven entirely by production income, which was up $50 million as a result of heightened purchase and refinancing activity, as well as higher gain-on-sale margins. As anticipated, servicing income declined $10 million sequentially as a result of increased decay related to higher refinancing activity. This was partially offset by additional servicing fees, driven by growth in the servicing portfolio. On a year-over-year basis, servicing income increased $22 million due to improved hedge performance and a 6% increase in the size of our loans serviced for others portfolio. The increases in noninterest income, combined with strong expense management, drove the $19 million sequential and $6 million year-over-year increase in net income. Looking to the third quarter of 2016, we anticipate continued production volume momentum in response to the low rate environment. While we do not expect the same level of results as we experienced in the second quarter, mortgage production income should demonstrate meaningful improvement relative to the third quarter of 2015.
Additional information related to our business segments can be found in Note 16, "Business Segment Reporting," to the

Consolidated Financial Statements in this Form 10-Q, and further discussion of our business segment results for the second quarter of 2016 and 2015 can be found in the "Business Segment Results" section of this MD&A.

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures				Table 1
(Dollars in millions and shares in thousands, except per share data)
	Three Months Ended June 30		Six Months Ended June 30
Selected Financial Data	2016	2015	2016	2015
Summary of Operations:
Interest income	$1,424	$1,297	$2,834	$2,569
Interest expense	136	130	265	262
Net interest income	1,288	1,167	2,569	2,307
Provision for credit losses	146	26	246	82
Net interest income after provision for credit losses	1,142	1,141	2,323	2,225
Noninterest income	898	874	1,680	1,692
Noninterest expense	1,345	1,328	2,663	2,608
Income before provision for income taxes	695	687	1,340	1,309
Provision for income taxes	201	202	396	393
Net income attributable to noncontrolling interest	2	2	5	4
Net income	$492	$483	$939	$912
Net income available to common shareholders	$475	$467	$906	$877
Net interest income-FTE [1]	$1,323	$1,203	$2,640	$2,378
Total revenue	2,186	2,041	4,249	3,999
Total revenue-FTE [1]	2,221	2,077	4,320	4,070
Net income per average common share:
Diluted	$0.94	$0.89	$1.78	$1.67
Basic	0.95	0.90	1.80	1.69
Dividends paid per average common share	0.24	0.24	0.48	0.44
Book value per common share [2]			46.14	42.26
Tangible book value per common share [2,3]			33.98	30.46
Market capitalization			20,598	22,286
Selected Average Balances:
Total assets	$198,305	$188,310	$195,660	$188,785
Earning assets	178,055	168,461	176,122	168,321
Loans	141,238	132,829	139,805	133,082
Consumer and commercial deposits	154,166	142,851	151,698	141,670
Intangible assets including MSRs	7,543	7,572	7,556	7,537
MSRs	1,192	1,223	1,203	1,188
Preferred stock	1,225	1,225	1,225	1,225
Total shareholders’ equity	24,018	23,239	23,907	23,206
Average common shares - diluted	505,633	522,479	508,012	524,646
Average common shares - basic	501,374	516,968	503,428	518,983
Financial Ratios (Annualized):
ROA	1.00%	1.03%	0.97%	0.97%
ROE [2]	8.43	8.54	8.07	8.09
ROTCE [2,4]	11.54	11.88	11.07	11.26
Net interest margin	2.91	2.78	2.93	2.76
Net interest margin-FTE [1]	2.99	2.86	3.01	2.85
Efficiency ratio [5]	61.53	65.07	62.67	65.22
Efficiency ratio-FTE [1,5]	60.56	63.92	61.65	64.07
Tangible efficiency ratio-FTE [1,5,6]	60.05	63.59	61.16	63.75
Total average shareholders’ equity to total average assets	12.11	12.34	12.22	12.29
Tangible common equity to tangible assets [7]			8.85	8.65
Capital Ratios at period end [8]:
CET1			9.84%	9.93%
CET1 - fully phased-in			9.73	9.76
Tier 1 capital			10.57	10.79
Total capital			12.68	12.66
Leverage			9.35	9.56

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)

(Dollars in millions, except per share data)	Three Months Ended June 30		Six Months Ended June 30
Reconcilement of Non-U.S. GAAP Measures	2016	2015	2016	2015
Net interest margin	2.91%	2.78%	2.93%	2.76%
Impact of FTE adjustment	0.08	0.08	0.08	0.09
Net interest margin-FTE [1]	2.99%	2.86%	3.01%	2.85%

Efficiency ratio [5]	61.53%	65.07%	62.67%	65.22%
Impact of FTE adjustment	(0.97)	(1.15)	(1.02)	(1.15)
Efficiency ratio-FTE [1,5]	60.56	63.92	61.65	64.07
Impact of excluding amortization	(0.51)	(0.33)	(0.49)	(0.32)
Tangible efficiency ratio-FTE [1,5,6]	60.05%	63.59%	61.16%	63.75%

ROE [2]	8.43%	8.54%	8.07%	8.09%
Impact of removing average intangible assets (net of deferred taxes), other than MSRs and other servicing rights, from average common shareholders' equity	3.11	3.34	3.00	3.17
ROTCE [2,4]	11.54%	11.88%	11.07%	11.26%

Net interest income	$1,288	$1,167	$2,569	$2,307
Fully taxable-equivalent adjustment	35	36	71	71
Net interest income-FTE [1]	1,323	1,203	2,640	2,378
Noninterest income	898	874	1,680	1,692
Total revenue-FTE [1]	$2,221	$2,077	$4,320	$4,070

(Dollars in millions, except per share data)			June 30, 2016	June 30, 2015
Total shareholders’ equity			$24,464	$23,223
Goodwill, net of deferred taxes [9]			(6,091)	(6,103)
Other intangible assets (including MSRs and other servicing rights), net of deferred taxes [10]			(1,073)	(1,412)
MSRs and other servicing rights			1,067	1,406
Tangible equity			18,367	17,114
Noncontrolling interest			(103)	(108)
Preferred stock			(1,225)	(1,225)
Tangible common equity [2]			$17,039	$15,781

Total assets			$198,892	$188,858
Goodwill			(6,337)	(6,337)
Other intangible assets, including MSRs and other servicing rights			(1,075)	(1,416)
MSRs and other servicing rights			1,067	1,406
Tangible assets			$192,547	$182,511
Tangible common equity to tangible assets [7]			8.85%	8.65%
Tangible book value per common share [2,3]			$33.98	$30.46

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)

Reconciliation of CET1 Ratio [8]	June 30, 2016	June 30, 2015
CET1	9.84%	9.93%
Less:
MSRs	(0.09)	(0.13)
Other [11]	(0.02)	(0.04)
CET1 - fully phased-in	9.73%	9.76%

(Dollars in millions)
Reconciliation of Pre-Provision Net Revenue ("PPNR") [12]	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Income before provision for income taxes	$695	$1,340
Provision for credit losses	146	246
Less:
Net securities gains	4	4
PPNR	$837	$1,582

1 We present net interest margin-FTE, net interest income-FTE, total revenue-FTE, efficiency ratio-FTE, and tangible efficiency ratio-FTE on a fully taxable-equivalent ("FTE") basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments using a federal tax rate of 35% and state income taxes where applicable to increase tax-exempt interest income to a taxable-equivalent basis. We believe the FTE basis is the preferred industry measurement basis for these measures and that it enhances comparability of net interest income arising from taxable and tax-exempt sources.
2 Beginning January 1, 2016, noncontrolling interest was removed from common shareholders' equity in these calculations to provide more accurate measures of our return on common shareholders' equity and book value per common share. Prior period amounts have been updated for consistent presentation.
3 We present tangible book value per common share, which removes the after-tax impact of purchase accounting intangible assets, noncontrolling interest, and preferred stock from shareholders' equity. We believe this measure is useful to investors because, by removing the amount of intangible assets that result from merger and acquisition activity, and removing the amounts of noncontrolling interest and preferred stock that do not represent our common shareholders' equity, it allows investors to more easily compare our capital position to other companies in the industry.
4 We present ROTCE, which removes the after-tax impact of purchase accounting intangible assets from average common shareholders' equity and removes the related intangible asset amortization from net income available to common shareholders. We believe this measure is useful to investors because, by removing the amount of intangible assets that result from merger and acquisition activity and related amortization expense (the level of which may vary from company to company), it allows investors to more easily compare our ROTCE to other companies in the industry who present a similar measure. We also believe that removing these items provides a more relevant measure of our return on common shareholders' equity. This measure is utilized by management to assess our profitability.
5 Efficiency ratio is computed by dividing noninterest expense by total revenue. Efficiency ratio-FTE is computed by dividing noninterest expense by total revenue-FTE.
6 We present tangible efficiency ratio-FTE, which excludes amortization related to intangible assets and certain tax credits. We believe this measure is useful to investors because, by removing the impact of amortization (the level of which may vary from company to company), it allows investors to more easily compare our efficiency to other companies in the industry. This measure is utilized by management to assess our efficiency and that of our lines of business.
7 We present certain capital information on a tangible basis, including tangible equity, tangible common equity, and the ratio of tangible common equity to tangible assets, which removes the after-tax impact of purchase accounting intangible assets. We believe these measures are useful to investors because, by removing the amount of intangible assets that result from merger and acquisition activity (the level of which may vary from company to company), it allows investors to more easily compare our capital position to other companies in the industry. These measures are utilized by management to analyze capital adequacy.
8 Basel III Final Rules became effective for us on January 1, 2015. The CET1 ratio on a fully phased-in basis at June 30, 2016 is estimated and is presented to provide investors with an indication of our capital adequacy under the future CET1 requirements, which will apply to us beginning on January 1, 2018.
9 Net of deferred taxes of $246 million and $234 million at June 30, 2016 and 2015, respectively.
10 Net of deferred taxes of $2 million and $4 million at June 30, 2016 and 2015, respectively.
11 Primarily includes the deduction from capital of certain carryforward DTAs, the overfunded pension asset, and other intangible assets.
12 We present the reconciliation of PPNR because it is a performance metric utilized by management and in certain of our compensation plans. PPNR impacts the level of awards if certain thresholds are met. We believe this measure is useful to investors because it allows investors to compare our PPNR to other companies in the industry who present a similar measure.

Consolidated Daily Average Balances, Income/Expense, and Average Yields Earned/Rates Paid							Table 2
	Three Months Ended
	June 30, 2016			June 30, 2015			Increase/(Decrease)
(Dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
ASSETS
Loans held for investment: [1]
C&I	$68,918	$533	3.11%	$65,743	$490	2.99%	$3,175	0.12
CRE	6,055	44	2.91	6,146	43	2.81	(91)	0.10
Commercial construction	2,589	21	3.25	1,519	12	3.18	1,070	0.07
Residential mortgages - guaranteed	580	6	3.98	631	6	3.85	(51)	0.13
Residential mortgages - nonguaranteed	25,408	241	3.80	23,479	226	3.86	1,929	(0.06)
Residential home equity products	12,464	122	3.95	13,657	125	3.68	(1,193)	0.27
Residential construction	376	4	4.41	382	5	4.83	(6)	(0.42)
Consumer student - guaranteed	5,412	54	3.98	4,345	41	3.74	1,067	0.24
Consumer other direct	6,590	74	4.54	5,140	55	4.27	1,450	0.27
Consumer indirect	10,771	90	3.37	10,284	82	3.20	487	0.17
Consumer credit cards	1,125	29	10.09	904	22	9.85	221	0.24
Nonaccrual [2]	950	4	1.67	599	8	5.33	351	(3.66)
Total LHFI	141,238	1,222	3.48	132,829	1,115	3.37	8,409	0.11
Securities AFS:
Taxable	27,910	160	2.29	26,175	135	2.06	1,735	0.23
Tax-exempt	151	1	3.60	180	2	3.72	(29)	(0.12)
Total securities AFS	28,061	161	2.29	26,355	137	2.08	1,706	0.21
Fed funds sold and securities borrowed or purchased under agreements to resell	1,227	—	0.17	1,220	—	—	7	0.17
LHFS	2,015	18	3.61	2,757	23	3.35	(742)	0.26
Interest-bearing deposits in other banks	23	—	0.29	23	—	0.13	—	0.16
Interest earning trading assets	5,491	23	1.65	5,277	22	1.67	214	(0.02)
Total earning assets	178,055	1,424	3.22	168,461	1,297	3.09	9,594	0.13
ALLL	(1,756)			(1,864)			108
Cash and due from banks	5,127			5,209			(82)
Other assets	14,675			14,649			26
Noninterest earning trading assets and derivative instruments	1,527			1,265			262
Unrealized gains on securities available for sale, net	677			590			87
Total assets	$198,305			$188,310			$9,995
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
NOW accounts	$41,691	$13	0.12%	$34,356	$8	0.09%	$7,335	0.03
Money market accounts	53,186	25	0.19	49,527	21	0.17	3,659	0.02
Savings	6,399	1	0.02	6,281	—	0.03	118	(0.01)
Consumer time	5,984	11	0.76	6,545	13	0.77	(561)	(0.01)
Other time	3,881	10	1.03	3,839	10	1.03	42	—
Total interest-bearing consumer and commercial deposits	111,141	60	0.22	100,548	52	0.21	10,593	0.01
Brokered time deposits	913	3	1.35	875	3	1.39	38	(0.04)
Foreign deposits	46	—	0.34	243	—	0.12	(197)	0.22
Total interest-bearing deposits	112,100	63	0.23	101,666	55	0.22	10,434	0.01
Funds purchased	1,032	1	0.36	710	—	0.10	322	0.26
Securities sold under agreements to repurchase	1,718	2	0.40	1,827	1	0.20	(109)	0.20
Interest-bearing trading liabilities	1,006	6	2.39	925	6	2.44	81	(0.05)
Other short-term borrowings	1,220	—	0.20	1,582	1	0.14	(362)	0.06
Long-term debt	10,517	64	2.46	12,410	67	2.18	(1,893)	0.28
Total interest-bearing liabilities	127,593	136	0.43	119,120	130	0.44	8,473	(0.01)
Noninterest-bearing deposits	43,025			42,303			722
Other liabilities	3,217			3,235			(18)
Noninterest-bearing trading liabilities and derivative instruments	452			413			39
Shareholders’ equity	24,018			23,239			779
Total liabilities and shareholders’ equity	$198,305			$188,310			$9,995
Interest rate spread			2.79%			2.65%		0.14
Net interest income [3]		$1,288			$1,167
Net interest income-FTE [3,4]		$1,323			$1,203
Net interest margin [5]			2.91%			2.78%		0.13
Net interest margin-FTE [4,5]			2.99			2.86		0.13
1 Interest income includes loan fees of $41 million and $48 million for the three months ended June 30, 2016 and 2015, respectively.
2 Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
3 Derivative instruments employed to manage our interest rate sensitivity increased net interest income by $67 million and $75 million for the three months ended June 30, 2016 and 2015, respectively.
4 See Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information and reconciliations of non-U.S. GAAP performance measures. Approximately 95% of the total FTE adjustment for both the three months ended June 30, 2016 and 2015 was attributed to C&I loans.
5 Net interest margin is calculated by dividing annualized net interest income by average total earning assets.

Consolidated Daily Average Balances, Income/Expense, and Average Yields Earned/Rates Paid (continued)
	Six Months Ended
	June 30, 2016			June 30, 2015			Increase/(Decrease)
(Dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
ASSETS
Loans held for investment: [1]
C&I	$68,488	$1,063	3.12%	$65,734	$966	2.97%	$2,754	0.15
CRE	6,061	88	2.91	6,309	87	2.79	(248)	0.12
Commercial construction	2,410	39	3.26	1,431	23	3.17	979	0.09
Residential mortgages - guaranteed	610	12	3.89	634	12	3.71	(24)	0.18
Residential mortgages - nonguaranteed	25,060	476	3.80	23,293	449	3.85	1,767	(0.05)
Residential home equity products	12,657	248	3.95	13,804	250	3.66	(1,147)	0.29
Residential construction	372	8	4.42	390	10	5.02	(18)	(0.60)
Consumer student - guaranteed	5,252	104	3.98	4,549	84	3.72	703	0.26
Consumer other direct	6,414	144	4.51	4,945	104	4.26	1,469	0.25
Consumer indirect	10,525	177	3.38	10,495	165	3.16	30	0.22
Consumer credit cards	1,101	56	10.20	892	44	9.84	209	0.36
Nonaccrual [2]	855	9	2.14	606	12	4.11	249	(1.97)
Total LHFI	139,805	2,424	3.49	133,082	2,206	3.34	6,723	0.15
Securities AFS:
Taxable	27,537	321	2.33	25,927	274	2.11	1,610	0.22
Tax-exempt	151	3	3.62	186	3	3.72	(35)	(0.10)
Total securities AFS	27,688	324	2.34	26,113	277	2.12	1,575	0.22
Fed funds sold and securities borrowed or purchased under agreements to resell	1,231	1	0.17	1,181	—	—	50	0.17
LHFS	1,915	37	3.87	2,694	45	3.34	(779)	0.53
Interest-bearing deposits in other banks	23	—	0.38	23	—	0.12	—	0.26
Interest earning trading assets	5,460	48	1.75	5,228	41	1.58	232	0.17
Total earning assets	176,122	2,834	3.24	168,321	2,569	3.08	7,801	0.16
ALLL	(1,753)			(1,887)			134
Cash and due from banks	4,571			5,884			(1,313)
Other assets	14,657			14,534			123
Noninterest earning trading assets and derivative instruments	1,457			1,333			124
Unrealized gains on securities available for sale, net	606			600			6
Total assets	$195,660			$188,785			$6,875
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
NOW accounts	$39,842	$22	0.11%	$33,761	$15	0.09%	$6,081	0.02
Money market accounts	53,125	49	0.18	49,361	43	0.17	3,764	0.01
Savings	6,289	1	0.02	6,182	1	0.03	107	(0.01)
Consumer time	6,044	23	0.78	6,668	25	0.77	(624)	0.01
Other time	3,847	20	1.04	3,898	20	1.02	(51)	0.02
Total interest-bearing consumer and commercial deposits	109,147	115	0.21	99,870	104	0.21	9,277	—
Brokered time deposits	906	6	1.36	895	6	1.45	11	(0.09)
Foreign deposits	25	—	0.34	288	—	0.12	(263)	0.22
Total interest-bearing deposits	110,078	121	0.22	101,053	110	0.22	9,025	—
Funds purchased	1,216	2	0.35	874	1	0.10	342	0.25
Securities sold under agreements to repurchase	1,768	4	0.40	1,874	2	0.20	(106)	0.20
Interest-bearing trading liabilities	1,012	12	2.48	904	11	2.41	108	0.07
Other short-term borrowings	1,785	3	0.28	2,635	2	0.17	(850)	0.11
Long-term debt	9,577	123	2.58	12,712	136	2.15	(3,135)	0.43
Total interest-bearing liabilities	125,436	265	0.42	120,052	262	0.44	5,384	(0.02)
Noninterest-bearing deposits	42,551			41,800			751
Other liabilities	3,269			3,257			12
Noninterest-bearing trading liabilities and derivative instruments	497			470			27
Shareholders’ equity	23,907			23,206			701
Total liabilities and shareholders’ equity	$195,660			$188,785			$6,875
Interest rate spread			2.82%			2.64%		0.18
Net interest income [3]		$2,569			$2,307
Net interest income-FTE [3,4]		$2,640			$2,378
Net interest margin [5]			2.93%			2.76%		0.17
Net interest margin-FTE [4,5]			3.01			2.85		0.16

1 Interest income includes loan fees of $84 million and $92 million for the six months ended June 30, 2016 and 2015, respectively.
2 Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
3 Derivative instruments employed to manage our interest rate sensitivity increased net interest income by $139 million and $142 million for the six months ended June 30, 2016 and 2015, respectively.
4 See Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information and reconciliations of non-U.S. GAAP performance measures. Approximately 95% of the total FTE adjustment for both the six months ended June 30, 2016 and 2015 was attributed to C&I loans.
5 Net interest margin is calculated by dividing annualized net interest income by average total earning assets.

Net Interest Income/Margin
Second Quarter of 2016
Net interest income was $1.3 billion during the second quarter of 2016, an increase of $120 million, or 10%, compared to the second quarter of 2015. Net interest margin for the current quarter increased 13 basis points to 2.99%, compared to the prior year quarter, due to a 13 basis point increase in the average earning assets yield. The earning assets yield increase was primarily driven by higher loan and securities AFS yields. Additionally, rates paid on interest-bearing liabilities declined one basis point, compared to the second quarter of 2015, driven by a favorable mix shift as growth in client deposits enabled reductions in higher cost long-term debt.
Average earning assets increased $9.6 billion, or 6%, during the second quarter of 2016, compared to the prior year quarter, driven primarily by an $8.4 billion, or 6%, increase in average LHFI and a $1.7 billion, or 6%, increase in average securities AFS. The increase in average LHFI was primarily attributable to growth in C&I, nonguaranteed residential mortgages, consumer direct, and commercial construction loans. These increases were partially offset by declines in residential home equity products. Residential home equity products decreased as paydowns exceeded new originations and draws. See the "Loans" section in this MD&A for additional discussion regarding loan activity.
Yields on average earning assets increased 13 basis points year-over-year, to 3.22%, from the second quarter of 2015, driven primarily by an 11 basis point increase in LHFI yields. The increase in the yield on average LHFI was primarily attributable to increases in yield on average commercial loans, particularly in our C&I portfolio, as well as an increase in yield on our consumer other direct portfolio driven by higher benchmark interest rates, which increased late in the fourth quarter of 2015. Additionally, during the second quarter of 2016, yields on securities AFS increased 21 basis points, compared to the second quarter of 2015, driven largely by lower premium amortization on MBS securities as we sold higher premium securities in 2015. See the "Securities Available for Sale" section in this MD&A for additional information regarding the composition and associated yields on our investment securities.
We utilize interest rate swaps to manage interest rate risk. These instruments are primarily receive-fixed, pay-variable swaps that synthetically convert a portion of our commercial loan portfolio from floating rates, based on LIBOR, to fixed rates. At June 30, 2016, the outstanding notional balance of active swaps that qualified as cash flow hedges on variable rate commercial loans was $16.2 billion, compared to active swaps of $16.9 billion at December 31, 2015.
In addition to the income recognized from active swaps, we continue to recognize interest income over the original hedge period resulting from terminated or de-designated swaps that were previously designated as cash flow hedges on variable rate commercial loans. Interest income from our commercial loan swaps was $64 million during the second quarter of 2016, compared to $63 million during the second quarter of 2015. As we manage our interest rate risk we may continue to purchase additional and/or terminate existing interest rate swaps.
Remaining swaps on commercial loans have maturities through 2022 and have an average maturity of 4.0 years at

June 30, 2016. The weighted average rate on the receive-fixed rate leg of the commercial loan swap portfolio was 1.37%, and the weighted average rate on the pay-variable leg was 0.47%, at June 30, 2016.
Average interest-bearing liabilities increased $8.5 billion, or 7%, compared to the second quarter of 2015, primarily due to growth in lower cost deposits, driven largely by NOW and money market account balances, partially offset by a decline in long-term debt. Average consumer and commercial deposits increased $11.3 billion, or 8%, compared to the second quarter of 2015, enabling a $1.9 billion, or 15%, decrease in average long-term debt, driven primarily by a decrease in average long-term FHLB advances. See the "Borrowings" section in this MD&A for additional information regarding other short-term borrowings and long-term debt.
The one basis point reduction in rates paid on average interest-bearing liabilities during the current quarter, compared to the second quarter of 2015, was driven by an improved funding mix driven by a shift from short-term borrowings and long-term debt to lower cost deposit products. Compared to the second quarter of 2015, the average rate paid on interest-bearing deposits remained stable.
Looking forward, assuming a static rate environment, we expect net interest margin to decline by three to five basis points in the third quarter of 2016, due largely to the significant flattening of the yield curve over the past few months. We are continuing to carefully manage the duration of our overall balance sheet in light of the current low interest rate environment, while also ensuring our balance sheet is structured to benefit from potential increases in short-term rates. See Table 13, "Net Interest Income Asset Sensitivity," in this MD&A for an analysis of potential changes in net interest income due to instantaneous moves in benchmark interest rates.

First Half of 2016
Net interest income was $2.6 billion during the first six months of 2016, an increase of $262 million, or 11%, compared to the first six months of 2015. Net interest margin for the first six months of 2016 increased 16 basis points, to 3.01%, compared to the first six months of 2015, due to a 16 basis point increase in the average earning assets yield driven by higher loan and securities AFS yields. Additionally, rates paid on interest-bearing liabilities declined two basis points, compared to the first six months of 2015, driven by a favorable mix shift as growth in client deposits enabled reductions in higher cost long-term debt.
Average earning assets increased $7.8 billion, or 5%, during the first six months of 2016, compared to the prior year period, driven primarily by a $6.7 billion, or 5%, increase in average LHFI and a $1.6 billion, or 6%, increase in average securities AFS. The increase in average LHFI was primarily attributable to growth in C&I, nonguaranteed residential mortgages, consumer other direct, and commercial construction loans. These increases were partially offset by declines in residential home equity products. Residential home equity products decreased as paydowns exceeded new originations and draws. See the "Loans" section in this MD&A for additional discussion regarding loan activity.

Yields on average earning assets increased 16 basis points, to 3.24%, for the first six months of 2016, compared to the prior year period, driven primarily by a 15 basis point increase in LHFI yields primarily attributable to increases in yield on average commercial loans, particularly in our C&I portfolio, as well as an increase in yield on our consumer other direct portfolio. The average earning asset LHFI yield increases were driven by higher benchmark interest rates, which increased late in the fourth quarter of 2015. Additionally, yields on securities AFS increased 22 basis points in the first six months of 2016, compared to the prior year period, driven largely by lower premium amortization on MBS securities. See the "Securities Available for Sale" section in this MD&A for additional information regarding the composition and associated yields on our investment securities.
Average interest-bearing liabilities increased $5.4 billion, or 4%, compared to the six months ended June 30, 2015, primarily due to growth in NOW and money market account balances, partially offset by a decline in long-term debt. Average consumer and commercial deposits increased $10.0 billion, or

7%, compared to the first six months of 2015, enabling a $3.1 billion, or 25%, decrease in average long-term debt, driven primarily by a decrease in average long-term FHLB advances. See the "Borrowings" section in this MD&A for additional information regarding other short-term borrowings and long-term debt.
Foregone Interest
Foregone interest income from NPLs reduced net interest margin by one basis point and two basis points for the three and six months ended June 30, 2016, respectively. Foregone interest income from NPLs had a limited effect on the net interest margin during the three and six months ended June 30, 2015. See additional discussion of our expectations of future credit quality in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A. In addition, Table 2 of this MD&A contains more detailed information concerning average balances, yields earned, and rates paid.

NONINTEREST INCOME
						Table 3
	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2016	2015	% Change [1]	2016	2015	% Change [1]
Service charges on deposit accounts	$162	$156	4%	$315	$308	2%
Other charges and fees	104	99	5	197	188	5
Card fees	83	84	(1)	160	164	(2)
Investment banking income	126	145	(13)	225	242	(7)
Trading income	34	54	(37)	89	109	(18)
Trust and investment management income	75	84	(11)	150	168	(11)
Retail investment services	72	80	(10)	141	152	(7)
Mortgage production related income	111	76	46	171	159	8
Mortgage servicing related income	52	30	73	114	73	56
Gain on sale of premises	52	—	NM	52	—	NM
Net securities gains	4	14	(71)	4	14	(71)
Other noninterest income	23	52	(56)	62	115	(46)
Total noninterest income	$898	$874	3%	$1,680	$1,692	(1)%
1 “NM” - Not meaningful. Those changes over 100 percent were not considered to be meaningful.

Noninterest income increased $24 million, or 3%, compared to the second quarter of 2015, and decreased $12 million, or 1%, compared to the six months ended June 30, 2015. The increase compared to the second quarter of 2015 was driven by higher mortgage-related revenue and $44 million in net asset-related gains, partially offset by declines in capital markets and wealth management-related income. The decrease compared to the six months ended June 30, 2015 was driven by declines across most fee income categories, offset largely by higher mortgage-related revenue and the aforementioned net asset-related gains.
Gain on sale of premises totaled $52 million for the current quarter and the six months ended June 30, 2016, associated with the sale-leaseback of one of our office buildings, which supports our strategy of reducing our real estate footprint. For the three and six months ended June 30, 2016, this gain was partially offset by $8 million in asset impairments, resulting in the aforementioned $44 million in net asset-related gains.

Client transaction-related-fees, which include service charges on deposit accounts, other charges and fees, and card fees, increased $10 million compared to the second quarter of 2015 and $12 million compared to the six months ended June 30, 2015. The increase for both periods was primarily due to increased client activity and an increase in loan commitment fees in STRH associated with mergers and acquisitions-related bridge financing. We anticipate a reduction in quarterly service charges on deposit accounts of approximately $10 million, once we fully implement our enhanced posting order process in the fourth quarter of this year.
Investment banking income decreased $19 million, or 13%, compared to the second quarter of 2015, and $17 million, or 7%, compared to the six months ended June 30, 2015. The decrease for both periods was primarily due to record results for syndicated finance and high yield bond originations in the second quarter of 2015, partially offset by record investment grade bond originations and equity capital markets in the current quarter.
Trading income decreased $20 million, or 37%, compared to the second quarter of 2015, and $20 million, or 18%, compared to the six months ended June 30, 2015. The decrease for both periods was primarily driven by an enhancement to our CVA/DVA methodology on derivatives and lower interest rates during the quarter. The impact of the CVA/DVA methodology enhancement was approximately $11 million, whereas the impact of lower rates was $6 million. See Note 13, "Derivative Financial Instruments," to the Consolidated Financial Statements in this Form 10-Q for more information.
Trust and investment management income decreased $9 million, or 11%, compared to the second quarter of 2015, and $18 million, or 11%, compared to the six months ended June 30, 2015. The decrease for both periods was primarily driven by the decline in assets under management due to challenging market conditions and reduced client activity.
Retail investment services income decreased $8 million, or 10%, compared to the second quarter of 2015, and $11 million, or 7%, compared to the six months ended June 30, 2015. The decline for both periods was primarily driven by a decrease in transactional volume due to a strategic shift towards our managed asset products.
Mortgage production related income increased $35 million, or 46%, compared to the second quarter of 2015, and $12 million, or 8%, compared to the six months ended June 30, 2015. The increase for both periods was primarily due to an increase in production volume and higher gain-on-sale margins. Additionally, we simplified our product offering to include upfront origination fees in the loan price rather than as a separate fee. This change modestly impacted the timing of revenue recognition and increased this quarter’s mortgage production income by approximately $10 million. Mortgage production volume increased 12% compared to the second quarter of 2015, and 5% compared to the six months ended June 30, 2015.
Mortgage servicing related income increased $22 million, or 73%, compared to the second quarter of 2015, and $41 million, or 56%, compared to the six months ended June 30, 2015. The increase for both periods was due to higher servicing fees resulting from a larger servicing portfolio, improved net hedge performance, and lower servicing asset decay. The servicing portfolio was $154.5 billion at June 30, 2016, compared to $145.5 billion at June 30, 2015.
Net securities gains decreased $10 million, or 71%, compared to both the second quarter of 2015 and the six months ended June 30, 2015, due to higher gains recognized on the sale of MBS in the second quarter of 2015 as a result of our repositioning of the investment portfolio.
Other noninterest income decreased $29 million, or 56%, compared to the second quarter of 2015, and $53 million, or 46%, compared to the six months ended June 30, 2015. The decrease compared to the second quarter of 2015 was primarily due to gains recognized on the sale of structured leases in the second quarter of 2015. The decrease compared to the six months ended June 30, 2015 was primarily due to an $18 million gain on the sale of legacy affordable housing investments in the first quarter of 2015 and the aforementioned structured lease gains in the second quarter of 2015. These decreases were partially offset by the aforementioned $8 million in asset impairments in the current quarter.

NONINTEREST EXPENSE
						Table 4
	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2016	2015	% Change	2016	2015	% Change
Employee compensation	$669	$653	2%	$1,307	$1,285	2%
Employee benefits	94	103	(9)	229	242	(5)
Total personnel expenses	763	756	1	1,536	1,527	1
Outside processing and software	202	204	(1)	400	394	2
Net occupancy expense	78	85	(8)	163	169	(4)
Equipment expense	42	42	—	82	82	—
Marketing and customer development	38	34	12	82	61	34
Regulatory assessments	44	35	26	80	72	11
Operating losses	25	16	56	50	30	67
Credit and collection services	18	25	(28)	30	43	(30)
Amortization	11	7	57	21	13	62
Other noninterest expense	124	124	—	219	217	1
Total noninterest expense	$1,345	$1,328	1%	$2,663	$2,608	2%

Noninterest expense increased $17 million, or 1%, compared to the second quarter of 2015, and $55 million, or 2%, compared to the six months ended June 30, 2015. The increase compared to the second quarter of 2015 was driven by higher regulatory assessments and operating losses as well as $21 million in discrete charges recognized in other noninterest expense related to ongoing efficiency initiatives, primarily our branch network optimization efforts. The increase compared to the six months ended June 30, 2015 was primarily due to higher employee compensation expense, an increase in marketing and customer development expense, and higher operating losses due to discrete recoveries that were recorded during the first half of 2015.
Personnel expenses increased $7 million, or 1%, compared to the second quarter of 2015, and $9 million, or 1%, compared to the six months ended June 30, 2015. The increase for both periods was largely due to higher salaries and incentive compensation.
Outside processing and software expenses decreased $2 million, or 1%, compared to the second quarter of 2015 and increased $6 million, or 2%, compared to the six months ended June 30, 2015. The increase compared to the six months ended June 30, 2015 was driven by higher utilization of third-party services as a result of the continued expansion of our business, in addition to higher compliance costs.
Net occupancy expense decreased $7 million, or 8%, compared to the second quarter of 2015, and $6 million, or 4%, compared to the six months ended June 30, 2015. The decrease for both periods was due to the recognition of $6 million of previously deferred sale-leaseback gains as a result of a reduction in our usage of leased office space. Going forward, we expect net occupancy expense to increase due to the recognition of deferred gains in the current quarter.
Marketing and customer development increased $4 million, or 12% , compared to the second quarter of 2015, and $21 million, or 34%, compared to the six months ended June 30, 2015. The increase compared to the six months ended June 30, 2015 was primarily due to higher advertising costs associated with our campaign to further advance the Company's purpose.
Regulatory assessments expense increased $9 million, or 26%, compared to the second quarter of 2015, and increased $8 million, or 11% compared to the six months ended June 30, 2015. The increase for both periods was primarily driven by higher FDIC assessment fees due to deposit growth and a higher assessment rate, the latter of which is mostly due to the increase in nonperforming energy loans in recent quarters. We expect assessment costs to increase an additional $10 million in the third quarter as a result of the FDIC’s surcharge on large banks.
Operating losses increased $9 million, or 56%, compared to the second quarter of 2015, and $20 million, or 67%, compared to the six months ended June 30, 2015. The increase for both periods was primarily due to benefits from the release of certain mortgage-related reserves in 2015 that were not repeated in 2016.
Credit and collection services decreased $7 million, or 28% , compared to the second quarter of 2015, and $13 million, or 30%, compared to the six months ended June 30, 2015. The decrease for both periods was driven primarily by mortgage transaction related reserve releases due to the expiration of representation and warranty obligations.

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

Consumer Loans
Consumer loans include government-guaranteed student loans, indirect loans (consisting of loans secured by automobiles, boats, and recreational vehicles), other direct loans (consisting primarily of unsecured loans, direct auto loans, loans secured by negotiable collateral, and private student loans), and consumer credit cards.

The composition of our loan portfolio is shown in Table 5.

Loan Portfolio by Types of Loans		Table 5
(Dollars in millions)	June 30, 2016	December 31, 2015
Commercial loans:
C&I	$68,603	$67,062
CRE	6,228	6,236
Commercial construction	2,617	1,954
Total commercial loans	77,448	75,252
Residential loans:
Residential mortgages - guaranteed	534	629
Residential mortgages - nonguaranteed [1]	26,037	24,744
Residential home equity products	12,481	13,171
Residential construction	397	384
Total residential loans	39,449	38,928
Consumer loans:
Guaranteed student	5,562	4,922
Other direct	6,825	6,127
Indirect	11,195	10,127
Credit cards	1,177	1,086
Total consumer loans	24,759	22,262
LHFI	$141,656	$136,442
LHFS [2]	$2,468	$1,838
1 Includes $246 million and $257 million of LHFI measured at fair value at June 30, 2016 and December 31, 2015, respectively.
2 Includes $2.2 billion and $1.5 billion of LHFS measured at fair value at June 30, 2016 and December 31, 2015, respectively.

Table 6 presents our LHFI portfolio by geography (based on the U.S. Census Bureau's classifications of U.S. regions):

								Table 6
	June 30, 2016
	Commercial		Residential		Consumer		Total LHFI
(Dollars in millions)	Balance	% of Total Commercial	Balance	% of Total Residential	Balance	% of Total Consumer	Balance	% of Total LHFI
South region:
Florida	$12,820	17%	$9,555	24%	$3,983	16%	$26,358	19%
Georgia	9,965	13	5,897	15	2,090	8	17,952	13
Virginia	6,490	8	6,034	15	1,583	6	14,107	10
Maryland	4,167	5	4,453	11	1,342	5	9,962	7
North Carolina	4,247	5	3,541	9	1,591	6	9,379	7
Tennessee	4,610	6	2,083	5	945	4	7,638	5
Texas	3,652	5	426	1	2,935	12	7,013	5
South Carolina	1,578	2	1,777	5	585	2	3,940	3
District of Columbia	1,452	2	852	2	96	—	2,400	2
Other Southern states	4,337	6	576	1	1,487	6	6,400	5
Total South region	53,318	69	35,194	89	16,637	67	105,149	74
Northeast region:
New York	4,573	6	138	—	826	3	5,537	4
Pennsylvania	1,772	2	113	—	880	4	2,765	2
New Jersey	1,404	2	147	—	457	2	2,008	1
Other Northeastern states	2,491	3	235	1	558	2	3,284	2
Total Northeast region	10,240	13	633	2	2,721	11	13,594	10
West region:
California	4,113	5	2,279	6	1,194	5	7,586	5
Other Western states	2,276	3	824	2	1,135	5	4,235	3
Total West region	6,389	8	3,103	8	2,329	9	11,821	8
Midwest region:
Illinois	1,721	2	197	—	496	2	2,414	2
Ohio	904	1	47	—	518	2	1,469	1
Other Midwestern states	3,230	4	275	1	2,000	8	5,505	4
Total Midwest region	5,855	8	519	1	3,014	12	9,388	7
Foreign loans	1,646	2	—	—	58	—	1,704	1
Total	$77,448	100%	$39,449	100%	$24,759	100%	$141,656	100%

	December 31, 2015
	Commercial		Residential		Consumer		Total LHFI
(Dollars in millions)	Balance	% of Total Commercial	Balance	% of Total Residential	Balance	% of Total Consumer	Balance	% of Total LHFI
South region:
Florida	$12,712	17%	$9,752	25%	$3,764	17%	$26,228	19%
Georgia	9,820	13	5,917	15	1,769	8	17,506	13
Virginia	6,650	9	5,976	15	1,446	6	14,072	10
Maryland	4,220	6	4,280	11	1,262	6	9,762	7
North Carolina	4,106	5	3,549	9	1,419	6	9,074	7
Tennessee	4,710	6	2,123	5	818	4	7,651	6
Texas	3,362	4	351	1	2,592	12	6,305	5
South Carolina	1,517	2	1,796	5	497	2	3,810	3
District of Columbia	1,375	2	790	2	85	—	2,250	2
Other Southern states	4,100	5	556	1	1,346	6	6,002	4
Total South region	52,572	70	35,090	90	14,998	67	102,660	75
Northeast region:
New York	4,489	6	142	—	717	3	5,348	4
Pennsylvania	1,651	2	111	—	776	3	2,538	2
New Jersey	1,563	2	137	—	400	2	2,100	2
Other Northeastern states	2,165	3	230	1	516	2	2,911	2
Total Northeast region	9,868	13	620	2	2,409	11	12,897	9
West region:
California	3,368	4	1,954	5	1,091	5	6,413	5
Other Western states	2,059	3	752	2	1,037	5	3,848	3
Total West region	5,427	7	2,706	7	2,128	10	10,261	8
Midwest region:
Illinois	1,614	2	185	—	420	2	2,219	2
Ohio	885	1	52	—	457	2	1,394	1
Other Midwestern states	3,360	4	275	1	1,803	8	5,438	4
Total Midwest region	5,859	8	512	1	2,680	12	9,051	7
Foreign loans	1,526	2	—	—	47	—	1,573	1
Total	$75,252	100%	$38,928	100%	$22,262	100%	$136,442	100%
Loans Held for Investment
LHFI totaled $141.7 billion at June 30, 2016, an increase of $5.2 billion, or 4%, from December 31, 2015, driven largely by growth in C&I loans, nonguaranteed residential mortgages, and consumer loans, partially offset by a decrease in residential home equity products.
Average loans during the second quarter of 2016 totaled $141.2 billion, up $2.9 billion, or 2%, compared to the prior quarter driven primarily by loan growth in the same categories discussed above regarding period-end balances. See the "Net Interest Income/Margin" section of this MD&A for more information regarding average loan balances.
Commercial loans increased $2.2 billion, or 3%, during the first six months of 2016, primarily driven by a $1.5 billion, or 2%, increase in C&I loans resulting from growth in a number of industry verticals and client segments. Commercial construction loans increased $663 million, or 34%, compared to December 31, 2015, driven primarily by advances on existing loans with developer clients.
Residential loans increased $521 million, or 1%, compared to December 31, 2015 primarily due to a $1.3 billion, or 5%, increase in nonguaranteed residential mortgages, largely offset by a $690 million, or 5%, decrease in residential home equity products. Residential home equity products decreased as paydowns exceeded new originations and draws during the first six months of 2016.
At June 30, 2016, 39% of our residential home equity products were in a first lien position and 61% were in a junior lien position. For residential home equity products in a junior lien position, we own or service 30% of the loans that are senior to the home equity product. Approximately 11% of the home equity line portfolio is due to convert to amortizing term loans by the end of 2016 and an additional 29% enter the conversion phase over the following three years.
We perform credit management activities to limit our loss exposure on home equity accounts. These activities may result in the suspension of available credit and curtailment of available draws of most home equity junior lien accounts when the first lien position is delinquent, including when the junior lien is still current. We monitor the delinquency status of first mortgages serviced by other parties and actively monitor refreshed credit bureau scores of borrowers with junior liens, as these scores are highly sensitive to first lien mortgage delinquency. The loss severity on home equity junior lien accounts was approximately 80% and 75% at June 30, 2016 and December 31, 2015, respectively. The average borrower FICO score related to loans in our home equity portfolio was approximately 760 and the average outstanding loan size was approximately $46,000 at both June 30, 2016 and December 31, 2015.
Consumer loans increased $2.5 billion, or 11%, during the first six months of 2016, driven by growth across all consumer loan classes as our consumer lending strategies continue to produce profitable growth through each of our major channels. Specifically, indirect loans increased $1.1 billion, or 11%, other direct loans increased $698 million, or 11%, and guaranteed student loans increased $640 million, or 13%.

Loans Held for Sale
LHFS increased $630 million, or 34%, during the first six months of 2016, primarily resulting from an increase in mortgage production during the second quarter of 2016.
Asset Quality
Our asset quality, excluding energy-related exposure, remained strong during the quarter and first six months of 2016, driven by steady economic growth and improved residential housing markets. Our strong position reflects the proactive actions we have taken over the past several years to de-risk, diversify, and improve the quality of our loan portfolio.
NPAs increased $266 million, or 36%, compared to December 31, 2015, driven by increases in energy-related C&I NPLs and residential home equity NPLs due to changes to our home equity line risk mitigation program during the first quarter of 2016. At June 30, 2016, NPLs to total LHFI was 0.67%, an increase of 18 basis points compared to December 31, 2015, largely due to the energy-related NPLs (for additional discussion, see the following "Energy-related Loan Exposure" section).
Net charge-offs were $137 million during the second quarter of 2016, compared to $85 million during the prior quarter and $87 million during the second quarter of 2015. The increase in net charge-offs was largely driven by approximately $70 million in energy-related net charge-offs during the second quarter of 2016. The net charge-off ratio was 0.39% for the second quarter of 2016, compared to 0.25% for the prior quarter, and 0.26% for the second quarter of 2015. Net charge-offs were $221 million and $187 million, and the net charge-off ratio was 0.32% and 0.28%, for the first six months of 2016 and 2015, respectively.
Early stage delinquencies decreased 12 basis points from December 31, 2015, to 0.58% of total loans at June 30, 2016. Early stage delinquencies, excluding government-guaranteed loans, were 0.23% and 0.30% at June 30, 2016 and December 31, 2015, respectively.
Going forward, assuming no significant changes in the macroeconomic environment, we expect NPL levels to decline as we resolve existing energy NPLs. We continue to expect our overall net charge-off ratio to be between 30 and 40 basis points for the full year 2016. We expect our ALLL to period-end LHFI ratio to decrease modestly in the near-term, which should result in a provision for loan losses that approximates net charge-offs. In addition, we expect energy-related charge-offs to abate as we move through the remainder of 2016, and thus, we expect the total provision for loan losses to decline relative to the second quarter of 2016 level.

Energy-related Loan Exposure
We believe that our LHFI portfolio is well diversified by product, client, and geography. However, the LHFI portfolio may be exposed to concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, types of collateral, certain industries, certain loan products, or regions of the country.
The energy industry vertical is a component of our CIB business. At both June 30, 2016 and December 31, 2015, outstanding loans in the energy portfolio totaled $3.1 billion, and represented 2.2% and 2.3% of the total loan portfolio, respectively. Total exposure, which includes funded and unfunded commitments, was $9.0 billion and $9.3 billion at June 30, 2016 and December 31, 2015, respectively, and represented 4% of our total funded and unfunded commitments. Loans in the energy portfolio that were in a second lien position at June 30, 2016 were immaterial.
Exposures to the two most adversely impacted sectors, namely oil field services and exploration & production, represented 15% and 21%, respectively, of our energy loan portfolio at June 30, 2016, compared to 15% and 23%, respectively, at December 31, 2015. The remaining energy loan portfolio relates to borrowers in the midstream (i.e., pipeline & transportation) and downstream (i.e., refining & distribution) energy sectors, which have not been as meaningfully impacted by lower commodity prices.
We charged-off approximately $70 million of energy loans and our energy NPLs declined from $420 million to $354 million during the second quarter of 2016. At June 30, 2016, 11% of our total energy loans were nonperforming and 30% were criticized (which includes nonperforming loans and criticized accruing loans), compared to 13% and 29%, respectively, at March 31, 2016, and 6% and 19%, respectively, at December 31, 2015. At June 30, 2016, 71% of our nonperforming energy loans were current with respect to payments; however, they are classified as nonperforming due to uncertainty regarding the full collectability of principal, as discussed in the "Critical Accounting Policies" MD&A section and Note 1, "Significant Accounting Policies," to the Consolidated Financial Statements in our 2015 Annual Report on Form 10-K.
We have taken a thorough approach to managing our energy exposure and accounting for increased probable loss content in our reserve estimation process. This includes increasing the resources and intensity around mitigating our risk and helping our clients navigate through this downturn. The ALLL at June 30, 2016 included the effect of our ongoing internal risk review. Reserves associated with the energy portfolio represented 4.7% and 4.6% of total outstanding energy loans at June 30, 2016 and December 31, 2015, respectively. Assuming no significant changes in the macroeconomic environment, we expect energy-related NPLs to decline and energy charge-offs to abate as we move through the remainder of 2016. We continue to view our energy-related risk as manageable in the context of our overall Company. See Note 5, “Loans,” to the Consolidated Financial Statements in this Form 10-Q for more information on our LHFI portfolio.

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

Summary of Credit Losses Experience						Table 7
	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2016	2015	% Change [4]	2016	2015	% Change [4]
Allowance for Credit Losses
Balance - beginning of period	$1,831	$1,947	(6)%	$1,815	$1,991	(9)%
Provision/(benefit) for unfunded commitments	5	(2)	NM	3	(2)	NM
Provision/(benefit) for loan losses:
Commercial loans	114	33	NM	212	40	NM
Residential loans	(4)	(16)	75	(37)	9	NM
Consumer loans	31	11	NM	68	35	94
Total provision for loan losses	141	28	NM	243	84	NM
Charge-offs:
Commercial loans	(99)	(31)	NM	(131)	(59)	NM
Residential loans	(33)	(61)	(46)	(73)	(129)	(43)
Consumer loans	(35)	(31)	13	(74)	(66)	12
Total charge-offs	(167)	(123)	36	(278)	(254)	9
Recoveries:
Commercial loans	9	15	(40)	19	26	(27)
Residential loans	9	10	(10)	15	19	(21)
Consumer loans	12	11	9	23	22	5
Total recoveries	30	36	(17)	57	67	(15)
Net charge-offs	(137)	(87)	57	(221)	(187)	18
Balance - end of period	$1,840	$1,886	(2)%	$1,840	$1,886	(2)%
Components:
ALLL				$1,774	$1,834	(3)%
Unfunded commitments reserve [1]				66	52	27
Allowance for credit losses				$1,840	$1,886	(2)%
Average LHFI	$141,238	$132,829	6%	$139,805	$133,082	5%
Period-end LHFI outstanding				141,656	132,538	7
Ratios:
ALLL to period-end LHFI [2]	1.25%	1.39%	(10)%	1.25%	1.39%	(10)%
ALLL to NPLs [3]	1.89x	3.82x	(51)	1.89x	3.82x	(51)
ALLL to net charge-offs (annualized)	3.22x	5.23x	(38)	3.98x	4.87x	(18)
Net charge-offs to average LHFI (annualized)	0.39%	0.26%	50	0.32%	0.28%	14
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.
2 $246 million and $263 million of LHFI measured at fair value at June 30, 2016 and 2015, respectively, were excluded from period-end LHFI in the calculation, as no allowance is recorded for loans measured at fair value. We believe that this presentation more appropriately reflects the relationship between the ALLL and loans that attract an allowance.
3 $5 million and $2 million, of NPLs measured at fair value at June 30, 2016 and 2015, respectively, were excluded from NPLs in the calculation.
4 "NM" - Not meaningful. Those changes over 100 percent were not considered to be meaningful.

Provision for Credit Losses
The total provision for credit losses includes the provision/(benefit) for loan losses and the provision/(benefit) for unfunded commitments. The provision for loan losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. During the second quarter of 2016, the total provision for loan losses increased $113 million compared to the second quarter of 2015. During the first six months of 2016, the total provision for loan losses increased $159 million compared to the same period in 2015. These increases in the overall provision for loan losses was driven primarily by higher energy-related charge-offs, loan growth, and moderating asset quality improvements, partially offset by lower charge-offs on residential loans.
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

Allowance for Loan and Lease Losses

ALLL by Loan Segment		Table 8
(Dollars in millions)	June 30, 2016	December 31, 2015
ALLL:
Commercial loans	$1,147	$1,047
Residential loans	439	534
Consumer loans	188	171
Total	$1,774	$1,752
Segment ALLL as a % of total ALLL:
Commercial loans	65%	60%
Residential loans	25	30
Consumer loans	10	10
Total	100%	100%
Segment LHFI as a % of total LHFI:
Commercial loans	55%	55%
Residential loans	28	29
Consumer loans	17	16
Total	100%	100%

The ALLL increased $22 million, or 1%, from December 31, 2015, to $1.8 billion at June 30, 2016. The slight increase reflects loan growth and moderating asset quality improvements, generally offset by a lower ALLL for residential loans. The ALLL to period-end LHFI ratio decreased four basis points from December 31, 2015, to 1.25% at June 30, 2016, excluding loans measured at fair value from period-end LHFI in the calculation. The ratio of the ALLL to total NPLs decreased to 1.89x at June 30, 2016, compared to 2.62x at December 31, 2015, reflecting our first quarter of 2016 migration of energy loans to nonperforming status, slightly offset by an increase in the ALLL during the first six months of 2016.

NONPERFORMING ASSETS

The following table presents our NPAs:

			Table 9
(Dollars in millions)	June 30, 2016	December 31, 2015	% Change [3]
Nonaccrual/NPLs:
Commercial loans:
C&I	$491	$308	59%
CRE	10	11	(9)
Commercial construction	2	—	NM
Total commercial NPLs	503	319	58
Residential loans:
Residential mortgages - nonguaranteed	194	183	6
Residential home equity products	226	145	56
Residential construction	13	16	(19)
Total residential NPLs	433	344	26
Consumer loans:
Other direct	5	6	(17)
Indirect	3	3	—
Total consumer NPLs	8	9	(11)
Total nonaccrual/NPLs [1]	944	672	40
OREO [2]	49	56	(13)
Other repossessed assets	8	7	14
Total NPAs	$1,001	$735	36%
Accruing LHFI past due 90 days or more	$1,041	$981	6%
Accruing LHFS past due 90 days or more	1	—	NM
TDRs:
Accruing restructured loans	$2,541	$2,603	(2)%
Nonaccruing restructured loans [1]	307	176	74
Ratios:
NPLs to period-end LHFI	0.67%	0.49%	37%
NPAs to period-end LHFI, OREO, other repossessed assets, and nonperforming LHFS	0.71	0.54	31
1 Nonaccruing restructured loans are included in total nonaccrual/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets in the Consolidated Balance Sheets until the property is conveyed and the funds are received. The receivable related to proceeds due from the FHA or the VA totaled $52 million at both June 30, 2016 and December 31, 2015.
3 "NM" - not meaningful. Those changes over 100 percent were not considered to be meaningful.

NPAs increased $266 million, or 36%, during the first six months of 2016, largely due to downgrades of certain energy-related loans. At June 30, 2016, our ratio of NPLs to period-end LHFI was 0.67%, up 18 basis points from December 31, 2015, driven by a deterioration of certain loans in our energy industry vertical.
Problem loans or loans with potential weaknesses, such as nonaccrual loans, loans over 90 days past due and still accruing, and TDR loans, are disclosed in the NPA table above. Loans with known potential credit problems that may not otherwise be disclosed in this table include accruing criticized commercial loans, which are disclosed along with additional credit quality information in Note 5, “Loans,” to the Consolidated Financial Statements in this Form 10-Q. At June 30, 2016 and December 31, 2015, there were no known significant potential problem loans that are not otherwise disclosed.

Nonperforming Loans
NPLs at June 30, 2016 totaled $944 million, a $272 million, or 40% increase from December 31, 2015. Commercial NPLs increased $184 million, or 58%, due largely to the migration of certain energy loans to nonperforming status in the first quarter of 2016 . While certain of these loans may be current with respect to their contractual debt service agreements, low oil prices and projected slowdown in global economic growth, combined with facts and circumstances associated with these specific loan arrangements, raised uncertainty regarding the full collectability of principal. See the "Critical Accounting Policies" section of our 2015 Annual Report on Form 10-K for additional information regarding our policy on loans classified as nonaccrual. See the "Loans" section of this MD&A for additional information regarding our energy-related loan exposure. Residential NPLs increased $89 million, or 26%, from

December 31, 2015, primarily due to an increase in residential home equity NPLs. The increase in residential home equity NPLs was largely driven by changes to our home equity line risk mitigation program during the first quarter of 2016. At June 30, 2016, substantially all of the home equity NPLs modified in 2016 were current with respect to payments and most are expected to return to accruing status by the end of the year, after the borrowers have demonstrated six months of consistent payment history.
Interest income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis. Interest income on commercial nonaccrual loans is not generally recognized until after the principal amount has been reduced to zero. We recognized $4 million and $8 million of interest income related to nonaccrual loans during the second quarter of 2016 and 2015, respectively, and $9 million and $12 million during the first six months of 2016 and 2015, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $13 million and $8 million would have been recognized during the second quarter of 2016 and 2015, respectively, and $23 million and $16 million during the first six months of 2016 and 2015, respectively.

Other Nonperforming Assets
OREO decreased $7 million, or 13%, during the first six months of 2016. Sales of OREO resulted in proceeds of $39 million and $68 million during the first six months of 2016 and 2015, respectively, contributing to net gains of $7 million and $13 million, respectively, inclusive of valuation reserves.
Geographically, most of our OREO properties are located in Florida, North Carolina, and Maryland. Residential and commercial real estate properties comprised 76% and 18%, respectively, of the $49 million in total OREO at June 30, 2016, with the remainder related to land. Upon foreclosure, the values of these properties were reevaluated and, if necessary, written down to their then-current estimated value less estimated costs to sell. Any further decreases in property values could result in additional losses as they are periodically revalued. See the "Non-recurring Fair Value Measurements" section within Note 14, "Fair Value Election and Measurement," to the Consolidated Financial Statements in this Form 10-Q for additional information.
Gains and losses on the sale of OREO are recorded in other noninterest expense in the Consolidated Statements of Income. Sales of OREO and the related gains or losses are highly dependent on our disposition strategy and buyer opportunities. We are actively managing and disposing of these foreclosed assets to minimize future losses.
Accruing loans past due 90 days or more included LHFI and LHFS, and totaled $1.0 billion and $981 million at June 30, 2016 and December 31, 2015, respectively. Of these, 96% were government-guaranteed. Accruing LHFI past due 90 days or more increased $60 million, or 6%, during the first six months of 2016, primarily driven by an increase in government-

guaranteed student loans, offset partially by a decrease in government-guaranteed residential mortgages.
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
Based on our review of the aforementioned factors, and our assessment of overall risk, we evaluate the benefits of proactively initiating discussions with our clients to improve a loan’s risk profile. In some cases, we may renegotiate terms of their loans so that they have a higher likelihood of continuing to perform. To date, we have restructured loans in a variety of ways to help our clients service their debt and to mitigate the potential for additional losses. The restructuring methods being offered to our residential clients are reductions in interest rates, extensions of terms, or forgiveness of principal. Specifically, for home equity lines nearing the end of the draw period and for commercial loans, the primary restructuring method is an extension of terms.
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

Table 10 presents our recorded investment of residential TDRs by payment status. Guaranteed loans that have been repurchased from Ginnie Mae under an early buyout clause and subsequently modified have been excluded from the table. Such loans totaled approximately $52 million and $61 million at June 30, 2016 and December 31, 2015, respectively.

Residential TDR Data						Table 10
	June 30, 2016
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent [1]	Total	Current	Delinquent [1]	Total
Residential mortgages - nonguaranteed	$1,513	$131	$1,644	$16	$87	$103
Residential home equity products	587	20	607	107	30	137
Residential construction	116	2	118	—	6	6
Total residential TDRs	$2,216	$153	$2,369	$123	$123	$246

	December 31, 2015
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent [1]	Total	Current	Delinquent [1]	Total
Residential mortgages - nonguaranteed	$1,537	$138	$1,675	$15	$83	$98
Residential home equity products	596	25	621	15	25	40
Residential construction	124	2	126	—	6	6
Total residential TDRs	$2,257	$165	$2,422	$30	$114	$144
1 TDRs considered delinquent for purposes of this table were those at least thirty days past due.

At June 30, 2016, our total TDR portfolio was $2.8 billion and was composed of $2.6 billion, or 92%, of residential loans (predominantly first and second lien residential mortgages and home equity lines of credit), $127 million, or 4%, of consumer loans, and $106 million, or 4%, of commercial loans. Total TDRs increased $69 million, or 2%, from December 31, 2015. Nonaccruing TDRs increased $131 million, or 74%, and accruing TDRs decreased $62 million, or 2%, from December 31, 2015. The increase in nonaccruing TDRs was largely driven by the changes to our home equity line risk mitigation program during the first quarter of 2016.
Generally, interest income on restructured loans that have met sustained performance criteria and returned to accruing status is recognized according to the terms of the restructuring. Such recognized interest income was $28 million during both the second quarter of 2016 and 2015, and $57 million and $58 million for the first six months of 2016 and 2015, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $35 million and $37 million during the second quarter of 2016 and 2015, respectively, and $71 million and $73 million for the first six months of 2016 and 2015, respectively, would have been recognized.

SELECTED FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE
The following is a discussion of the more significant financial assets and financial liabilities that are measured at fair value on the Consolidated Balance Sheets at June 30, 2016 and December 31, 2015. For a complete discussion of our financial instruments measured at fair value and the methodologies used to estimate the fair values of our financial instruments, see Note 14, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.

Trading Assets and Liabilities and Derivative Instruments
Trading assets and derivative instruments increased $731 million, or 12%, compared to December 31, 2015. This increase was primarily due to increases in net derivative instruments, agency MBS, and CP, offset partially by a decrease in federal agency securities, resulting from normal changes in the trading portfolio product mix as we manage our business and continue to meet our clients' needs, as well as, increased MSR hedging activity related to the decline in long-term interest rates. Trading liabilities and derivative instruments decreased $18 million, or 1%, compared to December 31, 2015, primarily due to decreases in agency MBS and U.S. Treasury securities, offset partially by an increase in corporate and other debt securities. For composition and valuation assumptions related to our trading products, as well as additional information on our derivative instruments, see Note 3, “Trading Assets and Liabilities and Derivative Instruments,” Note 13, “Derivative Financial Instruments,” and the “Trading Assets and Derivative Instruments and Securities Available for Sale” section of Note 14, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q. Also, for a discussion of market risk associated with our trading activities, refer to the “Market Risk Management—Market Risk from Trading Activities” section of this MD&A.

Securities Available for Sale
				Table 11
	June 30, 2016
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$4,273	$168	$—	$4,441
Federal agency securities	361	11	—	372
U.S. states and political subdivisions	164	11	—	175
MBS - agency	22,800	727	3	23,524
MBS - non-agency residential	82	1	—	83
ABS	9	2	—	11
Corporate and other debt securities	35	1	—	36
Other equity securities [1]	694	1	1	694
Total securities AFS	$28,418	$922	$4	$29,336
1 At June 30, 2016, the fair value of other equity securities was comprised of the following: $202 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, $84 million of mutual fund investments, and $6 million of other.

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

The securities AFS portfolio is managed as part of our overall liquidity management and ALM process to optimize income and portfolio value over an entire interest rate cycle while mitigating the associated risks. Changes in the size and composition of the portfolio reflect our efforts to maintain a high quality, liquid portfolio, while managing our interest rate risk profile. The amortized cost of the portfolio increased $850 million during the six months ended June 30, 2016, primarily driven by an increase in U.S. Treasury securities to support LCR requirements that increase effective January 1, 2017, as well as an increase in other equity securities due to increased holdings of FHLB capital stock. The fair value of the portfolio increased $1.5 billion compared to December 31, 2015, primarily due to the aforementioned addition of U.S. Treasury securities and a $661 million increase in net unrealized gains, most notably on agency MBS, due to a decline in benchmark market interest rates. At June 30, 2016, the overall securities AFS portfolio was in a $918 million net gain position.
For the six months ended June 30, 2016 and 2015, we recorded $4 million and $14 million, respectively, in net realized gains related to the sale of securities AFS. There were no OTTI losses recognized in earnings for the six months ended June 30, 2016 and 2015. For additional information on our accounting policies, composition, and valuation assumptions related to the securities AFS portfolio, see Note 1, "Significant Accounting

Policies," in our 2015 Annual Report on Form 10-K, as well as Note 4, "Securities Available for Sale," and the “Trading Assets and Derivative Instruments and Securities Available for Sale” section of Note 14, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.
For the second quarter of 2016, the average yield on the securities AFS portfolio was 2.29%, compared to 2.08% for the second quarter of 2015. For the six months ended June 30, 2016, the average yield on the securities AFS portfolio was 2.34%, compared to 2.12% for the six months ended June 30, 2015. The increases in average yield were primarily due to lower MBS premium amortization in the current periods. See additional discussion related to average yields on securities AFS in the "Net Interest Income/Margin" section of this MD&A.
The securities AFS portfolio had an effective duration of 4.1 years at June 30, 2016 compared to 4.5 years at December 31, 2015. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in market interest rates, taking into consideration embedded options. An effective duration of 4.1 years suggests an expected price change of approximately 4.1% for a 100 basis point instantaneous and parallel change in market interest rates.
The credit quality and liquidity profile of the securities AFS portfolio remained strong at June 30, 2016 and consequently, we believe that we have the flexibility to respond to changes in the economic environment and take actions as opportunities arise to manage our interest rate risk profile and balance liquidity risk against investment returns. Over the longer term, the size and composition of the securities AFS portfolio will reflect balance sheet trends, our overall liquidity position, and interest rate risk management objectives. Accordingly, the size and composition of the securities AFS portfolio could change over time.

Federal Home Loan Bank and Federal Reserve Bank Stock
We previously acquired capital stock in the FHLB of Atlanta as a precondition for becoming a member of that institution. As a member, we are able to take advantage of competitively priced advances as a wholesale funding source and to access grants and low-cost loans for affordable housing and community development projects, among other benefits. At June 30, 2016, we held a total of $202 million of capital stock in the FHLB, an increase of $170 million compared to December 31, 2015. This increase was due to our purchase of FHLB capital stock during the first half of 2016 related to an increase in FHLB borrowings during the same period. Dividends recognized in relation to FHLB capital stock were immaterial for both the three and six months ended June 30, 2016, compared to $3 million and $7 million for the three and six months ended June 30, 2015, respectively.
Similarly, to remain a member of the Federal Reserve System, we are required to hold a certain amount of capital stock, determined as either a percentage of the Bank’s capital or as a percentage of total deposit liabilities. At June 30, 2016, we held $402 million of Federal Reserve Bank of Atlanta stock, unchanged from December 31, 2015. For the three and six months ended June 30, 2016, we recognized dividends related to Federal Reserve Bank of Atlanta stock of $2 million and $3 million, respectively, compared to $6 million and $12 million for the three and six months ended June 30, 2015, respectively. The decline in dividends recognized was due to legislation passed by the U.S. Congress in December 2015, which changed the dividend rate on our statutory investment in Federal Reserve Bank of Atlanta stock from 6% to the lower of 6% or the 10-year Treasury note rate (which, in the second quarter of 2016, was 1.70%).

BORROWINGS

Short-Term Borrowings
Our total period-end short-term borrowings at June 30, 2016 increased $230 million, or 5%, from December 31, 2015, driven primarily by an $859 million increase in other short-term borrowings, partially offset by a $597 million decrease in funds purchased. The increase in other short-term borrowings was primarily due to a $1.0 billion increase in outstanding FHLB advances.
Long-Term Debt
During the six months ended June 30, 2016, our long-term debt increased by $3.8 billion, or 45%. This increase was primarily due to the addition of $3.0 billion of long-term FHLB advances and the issuance of $750 million of 10-year fixed rate subordinated notes in the second quarter of 2016. Additionally, during the first quarter of 2016, we issued $1.0 billion of 5-year fixed rate senior notes and used the proceeds to pay off $1.0 billion of higher cost, fixed rate senior notes that were due in 2016. There have been no other material changes in our long-term debt as described in our 2015 Annual Report on Form 10-K.

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
Tier 1 capital includes CET1, qualified preferred equity instruments, qualifying minority interest not included in CET1, subject to limitations, and certain other regulatory deductions. Tier 1 capital included a portion of trust preferred securities in 2015; however, those instruments were completely phased-out of Tier 1 capital effective January 1, 2016 and are now classified as Tier 2 capital. As a result, the $627 million in principal amount of Parent Company trust preferred securities outstanding that received partial Tier 1 capital treatment in 2015 are now treated as Tier 2 capital using the methodology specified in Basel III.
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
A transition period applies to certain capital elements and risk weighted assets, where phase-in percentages are applicable in the calculations of capital and RWA. One of the more significant transitions required by the Basel III Final Rule relates to the risk weighting applied to MSRs, which will impact the CET1 ratio during the transition period when compared to the CET1 ratio that is calculated on a fully phased-in basis. Specifically, the fully phased-in risk weight of MSRs is 250%, while the risk weight to be applied during the transition period is 100%. The transition period is applicable from January 1, 2015 through December 31, 2017. Table 12 presents transitional Basel III regulatory capital metrics at June 30, 2016 and December 31, 2015.

Regulatory Capital Metrics [1]		Table 12
(Dollars in millions)	June 30, 2016	December 31, 2015
Regulatory capital:
CET1	$16,742	$16,421
Tier 1 capital	17,973	17,804
Total capital	21,569	20,668
Assets:
RWA	$170,083	$164,851
Average total assets for leverage ratio	192,180	183,763
Risk-based ratios:
CET1	9.84%	9.96%
CET1 - fully phased-in [2]	9.73	9.80
Tier 1 capital	10.57	10.80
Total capital	12.68	12.54
Leverage	9.35	9.69
Total shareholders’ equity to assets	12.30	12.28
1 Basel III Final Rules became effective for us on January 1, 2015. Our calculation of these measures may differ from those of other financial services companies that calculate similar metrics.
2 The CET1 ratio on a fully phased-in basis at June 30, 2016 is estimated. See Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for a reconciliation of our transitional CET1 ratio to our fully phased-in, estimated CET1 ratio.

All of our capital ratios, except for the Total capital ratio, declined slightly compared to December 31, 2015, as growth in retained earnings was offset by the impact of growth in RWA due to increased on- and off-balance sheet exposures. Further, as mentioned above, the phase-out of the trust preferred securities from Tier 1 capital to Tier 2 capital resulted in an additional decline in the Tier 1 capital and Leverage ratios. The Total capital ratio increased compared to December 31, 2015, due primarily to our $750 million subordinated debt issuance in the second quarter of 2016. At June 30, 2016, our capital ratios were well above current regulatory requirements.
Our estimate of the fully phased-in CET1 ratio of 9.73% at June 30, 2016 considers a 250% risk-weighting for MSRs, which is the primary driver for the difference in the CET1 ratio at June 30, 2016 compared to the estimated fully phased-in ratio in the same period. Our estimated fully phased-in ratio is in excess of the 4.5% minimum CET1 ratio, and is also in excess of the 7.0% limit that includes the minimum level of 4.5% plus the 2.5% fully phased-in CCB. See Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for a reconciliation of our fully phased-in CET1 ratio.

Capital Actions
We declared and paid common dividends of $241 million, or $0.48 per common share, during the six months ended June 30, 2016, compared to $229 million, or $0.44 per common share during the six months ended June 30, 2015. We also recognized dividends on our preferred stock of $33 million and $32 million during the six months ended June 30, 2016 and 2015, respectively.
Various regulations administered by federal and state bank regulatory authorities restrict the Bank's ability to distribute its retained earnings. At June 30, 2016 and December 31, 2015, the Bank's capacity to pay cash dividends to the Parent Company under these regulations totaled approximately $2.2 billion and $2.7 billion, respectively.
During the first quarter of 2016, we repurchased $151 million of our outstanding common stock and $24 million of our outstanding common stock warrants as part of our 2015 capital plan. During the second quarter of 2016, we repurchased an additional $175 million of our outstanding common stock at market value, which completed our authorized $875 million common equity repurchases as approved by the Board in conjunction with the 2015 capital plan.
In June 2016, we announced capital plans in response to the Federal Reserve's review of and non-objection to our capital plan submitted in conjunction with the 2016 CCAR. Our 2016 capital plan includes increases in our share repurchase program and quarterly common stock dividend, while maintaining the current level of preferred stock dividends. Specifically, the 2016 capital plan authorizes the repurchase of up to $960 million of our outstanding common stock between the third quarter of 2016 and the second quarter of 2017, which we expect to conduct relatively evenly on a quarterly basis, as well as an 8% increase in our quarterly common stock dividend from $0.24 per share to $0.26 per share, beginning in the third quarter of 2016. During July 2016, we repurchased $240 million of our outstanding common stock at market value as part of this 2016 capital plan.
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
ENTERPRISE RISK MANAGEMENT
Except as noted below, there have been no other significant changes in our Enterprise Risk Management practices as described in our 2015 Annual Report on Form 10-K.
To ensure increased role clarity and enhanced independent oversight of risk-taking activity, the reporting relationship of all teammates with risk oversight responsibility were realigned under the CRO. To more accurately reflect its scope and mandate, Corporate Risk Management ("CRM") was renamed Enterprise Risk ("ER") in the second quarter of 2016.
Credit Risk Management
There have been no significant changes in our Credit Risk Management practices as described in our 2015 Annual Report on Form 10-K.
Operational Risk Management
There have been no significant changes in our Operational Risk Management practices as described in our 2015 Annual Report on Form 10-K.
Market Risk Management
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices, and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and MVE to changes in interest rates, is our primary market risk and mainly arises from the structure of our balance sheet. Variable rate loans, prior to any hedging related actions, were approximately 59% of total loans at June 30, 2016, and after giving consideration to hedging related actions, were approximately 47% of total loans. Approximately 4-5% of our variable rate loans at June 30, 2016 had coupon rates that were equal to a contractually specified interest rate floor. In addition to interest rate risk, we are also exposed to market risk in our trading instruments measured at fair value. Our ALCO meets regularly and is responsible for reviewing our open market positions and establishing policies to monitor and limit exposure to market risk.

Market Risk from Non-Trading Activities
The primary goal of interest rate risk management is to control exposure to interest rate risk, within policy limits approved by the Board. These limits and guidelines reflect our appetite for interest rate risk over both short-term and long-term horizons. No limit breaches occurred during the six months ended June 30, 2016.

The major sources of our non-trading interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of freestanding or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, which, as described in additional detail below, are employed by management to understand net interest income sensitivity and MVE sensitivity. These measures show that our interest rate risk profile is moderately asset sensitive at June 30, 2016.
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

Net Interest Income Asset Sensitivity		Table 13

	Estimated % Change in Net Interest Income Over 12 Months [1]
	June 30, 2016	December 31, 2015
Rate Change
+200 bps	4.2%	5.7%
+100 bps	2.3%	3.0%
-25 bps	(0.7)%	(1.2)%
1 Estimated % change of net interest income is reflected on a non-FTE basis.

Net interest income asset sensitivity at June 30, 2016 decreased compared to December 31, 2015. This decrease resulted from an increase in the notional balance of received-fixed swaps, growth in fixed rate assets, and an increase in floating rate liabilities during the first six months of 2016. See additional discussion related to net interest income in the "Net Interest Income/Margin" section of this MD&A.
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
At June 30, 2016, the MVE profile in Table 14 indicates a decline in net balance sheet value due to instantaneous upward changes in rates. This MVE sensitivity is reported for both upward and downward rate shocks.

Market Value of Equity Sensitivity		Table 14

	Estimated % Change in MVE
	June 30, 2016	December 31, 2015
Rate Change
+200 bps	(7.2)%	(8.2)%
+100 bps	(2.9)%	(3.7)%
-25 bps	0.3%	0.7%
The decrease in MVE sensitivity at June 30, 2016 compared to December 31, 2015 was due to lower balance sheet duration, primarily from (i) lower long-term interest rates, which drive faster prepayment speeds on mortgage loans and securities, and

(ii) the implementation of the annual update on client deposit behaviors on indeterminate maturity deposits. The 10-year swap rate at June 30, 2016 declined 81 basis points to 1.37%, compared to 2.18% at December 31, 2015. Updated deposit assumptions reflect increasing balances and slower decays, which lengthens deposit lives, thereby shortening overall balance sheet duration. While an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under these rate scenarios, we believe that a gradual shift in interest rates would have a much more modest impact.
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

Market Risk from Trading Activities
We manage market risk associated with trading activities using a comprehensive risk management approach, which includes VAR metrics, stress testing, and sensitivity analyses. Risk metrics are measured and monitored on a daily basis at both the trading desk and at the aggregate portfolio level to ensure exposures are in line with our risk appetite. Our risk measurement for covered positions takes into account trading exposures resulting from interest rate risk, equity risk, foreign exchange rate risk, credit spread risk, and commodity price risk.
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

Table 15 presents VAR and Stressed VAR for the three and six months ended June 30, 2016 and 2015, as well as VAR by Risk Factor at June 30, 2016 and 2015.

Value at Risk Profile			Table 15

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2016	2015	2016	2015
VAR (1-day holding period):
Period end	$2	$3	$2	$3
High	3	3	3	3
Low	2	2	2	2
Average	3	3	3	2

Stressed VAR (10-day holding period):
Period end	$41	$93	$41	$93
High	54	104	54	104
Low	10	52	8	24
Average	30	73	26	62

(Dollars in millions)			June 30, 2016	June 30, 2015
VAR by Risk Factor (1-day holding period):
Equity risk			$1	$1
Interest rate risk			2	2
Credit spread risk			3	2
VAR total (1-day diversified)			2	3
The trading portfolio, measured in terms of VAR, is predominantly comprised of four sub-portfolios of covered positions: (i) credit trading, (ii) fixed income securities, (iii) interest rate derivatives, and (iv) equity derivatives. The trading portfolio also contains other sub-portfolios, including foreign exchange and commodities; however, these trading risk exposures are not material. All of our covered positions originate primarily from underwriting, market making and associated risk mitigating hedging activity, and other services for our clients. As illustrated in Table 15, there is modest increase in average daily VAR for the six months ended June 30, 2016 compared to the same period of 2015, while the average daily VAR for the three months ended June 30, 2016 remained at the same level year-over-year. The period end VAR at June 30, 2016 was lower compared to June 30, 2015, mainly driven by higher portfolio diversification. Additionally, risk mitigating activities along with balance sheet optimization efforts in response to client demand and market conditions within our equity derivatives and credit trading businesses since the second half of 2015 contributed toward a lower period end Stressed VAR at June 30, 2016 and a lower average Stressed VAR for the three and six months ended June 30, 2016 compared to the same periods of 2015. The trading portfolio of covered positions did not contain any correlation trading positions or on- or off-balance sheet securitization positions in 2015 or the six months ended June 30, 2016.
In accordance with the Market Risk Rule, we evaluate the accuracy of our VAR model through daily backtesting by comparing daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) from covered positions with the corresponding daily VAR-based measures derived from the model. As illustrated in the following graph for the twelve months ended June 30, 2016, there was a near VAR backtest exception in the third quarter of 2015. This was attributed largely to the sell-off in U.S. equity markets, which impacted our equity derivatives and credit trading portfolios. Given the statistical nature of VAR models, the occurrence of a certain number of backtest exceptions, in line with a given confidence interval, is to be expected. As such, an actual backtest exception, instead of the near exception during the third quarter of 2015, would not have been inconsistent with the 99% confidence level at which daily VAR is measured. The total number of VAR backtesting exceptions over the preceding 12 months is used to determine the multiplication factor for the VAR-based capital requirement under the Market Risk Rule. The capital multiplication factor increases from a minimum of three to a maximum of four, depending on the number of exceptions. There was no change in the capital multiplication factor over the preceding 12 months.

Firmwide VAR Backtesting
$3
$2
$1
$0
($1)
($2)
($3)
($4)
($5)
$ Millions
Jul-15
Aug-15
Sep-15
Oct-15
Nov-15
Dec-15
Jan-16
Feb-16
Mar-16
Apr-16
May-16
Jun-16
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

Liquidity Risk Management
Liquidity risk is the risk of being unable, at a reasonable cost, to meet financial obligations as they come due. We manage liquidity risk consistent with our ER management practices in order to mitigate our three primary liquidity risks: (i) structural liquidity risk, (ii) market liquidity risk, and (iii) contingent liquidity risk. Structural liquidity risk arises from our maturity transformation activities and balance sheet structure, which may create differences in the timing of cash inflows and outflows. Market liquidity risk, which we also describe as refinancing or refunding risk, constitutes the risk that we could lose access to the financial markets or the cost of such access may rise to undesirable levels. Contingent liquidity risk arises from rare and severely adverse liquidity events; these events may be idiosyncratic or systemic, or a combination thereof.
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
Management and Reporting Framework. Corporate Treasury, under the oversight of the ALCO, is responsible for managing consolidated liquidity risks we encounter in the course of our business. In so doing, Corporate Treasury develops and implements short-term and long-term liquidity management strategies, funding plans, and liquidity stress tests, and also monitors early warning indicators; all of which assist in identifying, measuring, monitoring, reporting, and managing our liquidity risks. Corporate Treasury primarily monitors and manages liquidity risk at the Parent Company and Bank levels as the non-bank subsidiaries are relatively small and ultimately rely upon the Parent Company as a source of liquidity in adverse environments. However, Corporate Treasury also monitors liquidity developments of, and maintains a regular dialogue with, our other legal entities.
MRM conducts independent oversight and governance of liquidity risk management activities. For example, MRM works with Corporate Treasury to ensure our liquidity risk management practices conform to applicable laws and regulations and evaluates key assumptions incorporated in our contingency funding scenarios.
Further, the internal audit function performs the risk assurance role for liquidity risk management. Internal audit conducts an independent assessment of the adequacy of internal controls, including procedural documentation, approval processes, reconciliations, and other mechanisms employed by liquidity risk management and MRM to ensure that liquidity risk is consistent with applicable policies, procedures, laws, and regulations.
LCR requirements under Regulation WW became effective for us on January 1, 2016. The LCR requires banking organizations to hold unencumbered high-quality liquid assets sufficient to withstand projected cash outflows under a prescribed liquidity stress scenario. Regulation WW will be phased in as specified by the regulatory requirements and requires that we maintain an LCR above 90% during 2016 and 100% beginning January 1, 2017. We expect to meet or exceed LCR requirements within the regulatory timelines. At June 30, 2016, our LCR was above 90%.
On May 3, 2016, Federal banking regulators moved forward with a joint proposed rule that would implement a stable funding requirement, the net stable funding ratio ("NSFR"), for large and internationally active banking organizations, and would modify certain definitions in the LCR Final Rule which was finalized in September 2014. Comments on the proposed rule will be accepted by each of the agencies through August 5, 2016. The proposed NSFR requirement seeks to (i) reduce vulnerability to liquidity risk in financial institution funding structures and (ii) promote improved standardization in the measurement, management and disclosure of liquidity risk. It would apply to the same large and internationally active banking organizations that are subject to the LCR rule, but with a broader focus. It seeks to require stable funding relative to each bank’s entire balance sheet using a one-year time horizon rather than the LCR's short-term, 30-day stress test requirement. The proposed rule contains an implementation date of January 1, 2018.
Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. The Bank and the Parent Company borrow from the money markets using instruments such as Fed funds, Eurodollars, and securities sold under agreements to repurchase. At June 30, 2016, the Bank retained a material cash position in its Federal Reserve account. The Parent Company also retains a material cash position in its Federal Reserve account in accordance with our policies and risk limits, discussed in greater detail below.
Sources of Funds. Our primary source of funds is a large, stable deposit base. Core deposits, predominantly made up of consumer and commercial deposits originated primarily from our retail branch network and Wholesale Banking client base, are our largest and most cost-effective source of funding. Deposits increased to $152.8 billion at June 30, 2016, from $149.8 billion at December 31, 2015.
We also maintain access to diversified sources for both secured and unsecured wholesale funding. These uncommitted sources include Fed funds purchased from other banks, securities sold under agreements to repurchase, FHLB advances, and global bank notes. Aggregate borrowings increased to $17.1 billion at June 30, 2016, from $13.1 billion at December 31, 2015. The increase in aggregate borrowings during the first half of 2016 was due to growth in both lending activity and the high-quality, liquid asset portfolio.
As mentioned above, the Bank and Parent Company maintain programs to access the debt capital markets. The Parent Company maintains a SEC shelf registration from which it may issue senior or subordinated notes and various capital securities, such as common or preferred stock. Our Board has authorized the issuance of up to $5.0 billion of such securities, of which $4.0 billion of issuance capacity remained available at June 30, 2016. In February 2016, the Parent Company issued $1.0 billion of 5-year fixed rate senior notes.
The Bank maintains a global bank note program under which it may issue senior or subordinated debt with various terms. In May 2016, the Bank issued $750 million of 10-year fixed rate subordinated notes under this program. At June 30, 2016, the Bank retained $35.9 billion of remaining capacity to issue notes under the global bank note program.
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
June 30, 2016
	Moody’s	S&P	Fitch
SunTrust Banks, Inc.:
Senior debt	Baa1	BBB+	A-
Preferred stock	Baa3	BB+	BB

SunTrust Bank:
Long-term deposits	A1	A-	A
Short-term deposits	P-1	A-2	F1
Senior debt	Baal	A-	A-
Outlook	Stable	Stable	Stable
Our investment portfolio is a use of funds and we manage the portfolio primarily as a store of liquidity, maintaining the majority of our securities in liquid and high-grade asset classes, such as agency MBS, agency debt, and U.S. Treasury securities; nearly all of these securities qualify as high-quality liquid assets under the U.S. LCR Final Rule. At June 30, 2016, our securities AFS portfolio contained $23.8 billion of unencumbered high-quality, liquid securities at market value.
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

Table 17 presents period end and average balances for our contingency liquidity sources for the second quarter of 2016 and 2015. These sources exceed our contingent liquidity needs as measured in our contingency funding scenarios.

Contingency Liquidity Sources				Table 17

	As of		Average for the Three Months Ended ¹
(Dollars in billions)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Excess reserves	$2.2	$3.6	$2.9	$3.2
Free and liquid investment portfolio securities	23.8	23.0	23.3	23.1
Unused FHLB borrowing capacity	22.3	15.2	22.9	14.3
Unused discount window borrowing capacity	17.6	17.2	17.6	17.4
Total	$65.9	$59.0	$66.7	$58.0
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
Other Liquidity Considerations. As presented in Table 18, we had an aggregate potential obligation of $87.9 billion to our clients in unused lines of credit at June 30, 2016. Commitments to extend credit are arrangements to lend to clients who have complied with predetermined contractual obligations. We also had $2.8 billion in letters of credit outstanding at June 30, 2016, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Approximately $515 million of these letters supported variable rate demand obligations at June 30, 2016. Unused commercial lines of credit have decreased since December 31, 2015, driven by revolver utilization. Unused credit card lines increased since December 31, 2015 due to our strategic focus on growing this business and our launch of new, streamlined credit card product offerings in 2015. Additionally, our mortgage commitments increased since December 31, 2015 due to higher purchase and refinance production volume driven by the low interest rate environment.

Unfunded Lending Commitments				Table 18
	As of		Average for the Three Months Ended
(Dollars in millions)	June 30, 2016	December 31, 2015	June 30, 2016	June 30, 2015
Unused lines of credit:
Commercial	$56,424	$58,855	$56,673	$52,642
Mortgage commitments [1]	6,956	3,232	5,255	5,012
Home equity lines	10,470	10,523	10,524	10,835
CRE	4,666	4,455	4,734	3,522
Credit card	9,335	8,478	9,077	7,293
Total unused lines of credit	$87,851	$85,543	$86,263	$79,304

Letters of credit:
Financial standby	$2,668	$2,775	$2,755	$2,843
Performance standby	127	137	134	129
Commercial	15	27	14	36
Total letters of credit	$2,810	$2,939	$2,903	$3,008
1 Includes IRLC contracts with notional balances of $4.3 billion and $2.3 billion at June 30, 2016 and December 31, 2015, respectively.

Other Market Risk
Except as discussed below, there have been no other significant changes to other market risk as described in our 2015 Annual Report on Form 10-K.
MSRs are measured at fair value and totaled $1.1 billion and $1.3 billion at June 30, 2016 and December 31, 2015, respectively, and are managed within established risk limits and monitored as part of an established governance process.
We originated MSRs with fair values at the time of origination of $64 million and $110 million during the three and six months ended June 30, 2016, respectively, and $71 million and $117 million during the three and six months ended June 30, 2015, respectively. Additionally, we purchased MSRs with fair values of approximately $77 million during the six months ended June 30, 2016, and $53 million and $109 million during the three and six months ended June 30, 2015, respectively. No MSRs were purchased during the three months ended June 30, 2016.
We recognized mark-to-market decreases in the fair value of the MSR portfolio of $185 million and $432 million during the three and six months ended June 30, 2016, respectively. During the three and six months ended June 30, 2015, we recognized a mark-to-market increase of $89 million and a decrease of $37 million in the fair value of the MSR portfolio, respectively. Changes in fair value include the decay resulting from the realization of monthly net servicing cash flows. We recognized net losses related to MSRs, inclusive of decay and related hedges, of $39 million and $63 million for the three and six months ended June 30, 2016, and net losses of $51 million and $89 million for the three and six months ended June 30, 2015, respectively. Compared to the prior year quarter, the decrease in net losses related to MSRs was primarily driven by stronger net hedge performance. Compared to the six months ended June 30, 2015, the decrease in net losses related to MSRs was primarily driven by lower decay along with improved net hedge performance in the first half of 2016.

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

BUSINESS SEGMENTS
Table 19 presents net income for our reportable business segments:

Net Income by Business Segment				Table 19

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2016	2015	2016	2015
Consumer Banking and Private Wealth Management	$166	$204	$343	$348
Wholesale Banking	185	263	380	500
Mortgage Banking	64	58	109	113

Corporate Other	71	26	108	84
Reconciling Items [1]	6	(68)	(1)	(133)
Total Corporate Other	77	(42)	107	(49)
Consolidated Net Income	$492	$483	$939	$912
1 Includes differences between net income reported for each business segment using management accounting practices and U.S. GAAP. Prior period information has been restated to reflect changes in internal reporting methodology. See additional information in Note 16, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q.

Table 20 presents average loans and average deposits for our reportable business segments:

Average Loans and Deposits by Business Segment				Table 20
	Three Months Ended June 30
	Average Loans		Average Consumer and Commercial Deposits
(Dollars in millions)	2016	2015	2016	2015
Consumer Banking and Private Wealth Management	$42,513	$40,339	$97,052	$91,235
Wholesale Banking	72,066	67,643	54,105	48,639
Mortgage Banking	26,590	24,793	2,997	2,980
Corporate Other	69	54	12	(3)

	Six Months Ended June 30
	Average Loans		Average Consumer and Commercial Deposits
(Dollars in millions)	2016	2015	2016	2015
Consumer Banking and Private Wealth Management	$42,054	$40,730	$95,171	$90,873
Wholesale Banking	71,412	67,689	53,848	48,105
Mortgage Banking	26,268	24,617	2,654	2,671
Corporate Other	71	46	25	21

See Note 16, “Business Segment Reporting,” to the Consolidated Financial Statements in this Form 10-Q for a discussion of our segment structure, basis of presentation, and internal management reporting methodologies.

BUSINESS SEGMENT RESULTS
Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015
Consumer Banking and Private Wealth Management
Consumer Banking and Private Wealth Management reported net income of $343 million for the six months ended June 30, 2016, a decrease of $5 million, or 1%, compared to the same period in 2015, driven by increased noninterest expense and decreased noninterest income, partially offset by higher net interest income.
Net interest income was $1.4 billion, an increase of $63 million, or 5%, compared to the same period in 2015, primarily driven by average deposit and loan growth with improved product mix, coupled with improved loan spreads; deposit spreads remained essentially unchanged. Net interest income related to deposits increased $46 million, or 5%, driven by a $4.3 billion, or 5%, increase in average deposit balances. Favorable deposit mix trends continued due to a $612 million, or 6%, decline in the higher cost product, average time deposits, as well as an increase in the average balances for all of the lower cost product categories. Net interest income related to loans increased $21 million, or 4%, largely driven by a $1.3 billion, or 3%, increase in average loan balances.
Provision for credit losses was $77 million, a decrease of $2 million, or 3%, compared to the same period in 2015, driven primarily by a decline in net charge-offs.
Total noninterest income was $721 million, a decrease of $31 million, or 4%, compared to the same period in 2015. The decrease was largely driven by lower wealth management-related income, which was affected by market performance, lower transactional volumes, and net asset outflows. Other miscellaneous income decreased due to a gain on a loan portfolio sale in the second quarter of 2015 and an investment impairment recognized in the second quarter of 2016. These decreases were partially offset by increased service charges on deposits, card services income, and ATM fees.
Total noninterest expense was $1.5 billion, an increase of $43 million, or 3%, compared to the same period in 2015. The increase was primarily driven by higher allocated functional support costs, increased real estate related costs, and outside processing costs.

Wholesale Banking
Wholesale Banking reported net income of $380 million for the six months ended June 30, 2016, a decrease of $120 million, or 24%, compared to the same period in 2015. The decrease in net income was attributable to an increase in provision for credit losses, higher noninterest expense, and lower noninterest income, which were partially offset by an increase in net interest income.
Net interest income was $971 million, an increase of $26 million, or 3%, compared to the same period in 2015, primarily driven by an increase in average deposit balances. Deposit-related net interest income increased $30 million as average deposit balances grew $5.7 billion, or 12%. Combined average balance growth in interest-bearing transaction accounts and money market accounts increased $5.8 billion, or 23%. Average loans grew $3.7 billion, or 6%, primarily led by C&I loans;

however, net interest income growth related to loans was mitigated due to lower loan spreads.
Provision for credit losses was $186 million, an increase of $160 million, compared to the same period in 2015. The increase was due primarily to higher energy-related charge-offs and related reserves, as well as loan growth.
Total noninterest income was $587 million, a decrease of $35 million, or 6%, compared to the same period in 2015. The decrease was due to lower investment banking and trading income, lower card fees, and lower leasing-related income, which were partially offset by higher non-margin loan fees. See additional discussion related to trading income in the "Noninterest Income" section of this MD&A.
Total noninterest expense was $822 million, an increase of $39 million, or 5%, compared to the same period in 2015. The increase was primarily due to an increase in employee compensation as we continue to invest in talent to meet our clients' needs and augment our capabilities, higher amortization expenses associated with our new market tax credit investments, and higher outside processing costs and allocated indirect expenses.

Mortgage Banking
Mortgage Banking reported net income of $109 million for the six months ended June 30, 2016, a decrease of $4 million, or 4%, compared to the same period in 2015. Higher noninterest income and lower noninterest expense were partially offset by lower net interest income and a lower benefit from credit losses.
Net interest income was $224 million, a decrease of $20 million, or 8%, compared to the same period in 2015. The decrease was predominantly due to lower net interest income on loans and LHFS. Net interest income on loans decreased $17 million, or 9%, due to lower spreads on residential mortgages, partially offset by a $1.7 billion, or 7%, increase in average loan balances. Compared to the same period in 2015, net interest income on LHFS marginally decreased due to lower spreads and lower average balances while net interest income on deposits marginally increased due to higher spreads.
Provision for credit losses was a benefit of $16 million, a decrease of $7 million, or 30%, compared to the same period in 2015 due to moderating asset quality improvements.
Total noninterest income was $289 million, an increase of $53 million, or 22%, compared to the same period in 2015. The increase was predominantly driven by higher mortgage servicing and production income. Mortgage servicing-related income was $114 million, an increase of $41 million, or 56%, compared to the same period in 2015. The increase was driven primarily by favorable net hedge performance, higher servicing fees, and lower decay. Total loans serviced were $154.5 billion at June 30, 2016, compared to $145.5 billion at June 30, 2015, an increase of 6%. Mortgage production-related income increased $12 million, compared to the same period in 2015, due to higher gain on sale margins. Loan originations were $12.2 billion, an increase of $0.6 billion, or 5%, compared to the same period in 2015.
Total noninterest expense was $353 million, a decline of $4 million, or 1%, compared to the same period in 2015. The decrease was due to a $14 million decline in staff expenses and a $9 million decrease in collection services, partially offset by a $19 million increase in operating losses from the favorable resolution of legacy mortgage-related matters in the prior year.
Corporate Other
Corporate Other net income was $108 million for the six months ended June 30, 2016, an increase of $24 million, or 29%, compared to the same period in 2015. The increase in net income was primarily due to lower cost allocated expenses and discrete tax benefits recognized in the quarter.
Net interest income was $58 million, a decrease of $7 million, or 11%, compared to the same period in 2015. The decrease was primarily due to a $7 million increase in interest expense driven by lower spreads on funding liabilities and lower spreads on mortgage backed securities, partially offset by higher swap-related income. Average long-term debt decreased $3.2 billion, or 27%, and average short-term borrowings decreased $0.4 billion, or 14%, compared to the same period in 2015, driven by balance sheet management activities.
Total noninterest income was $92 million, an increase of $3 million, or 3%, compared to the same period in 2015. The increase was primarily driven by the gain on the sale-leaseback of one of our office buildings, partially offset by gains on the disposition of held for sale affordable housing partnership assets recognized during the same period in 2015.
Total noninterest expense was a contra expense of $5 million, a decrease of $20 million in expense, compared to the $15 million expense reported during the same period in 2015. The decrease in expense was primarily due to lower allocated expenses.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See the “Enterprise Risk Management” section of the MD&A in this Form 10-Q, which is incorporated herein by reference.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) at June 30, 2016. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at June 30, 2016.

Changes in Internal Control over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Refer to the Company's 2015 Annual Report on Form 10-K for additional information.

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
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities:

				Table 21
	Common Stock [1]
	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Equity that May Yet Be Purchased Under the Plans or Programs at Period End (in millions)
January 1 - 31 [2]	4,224,215	$35.37	4,224,215	$180
February 1 - 29 [2]	36,212	34.66	36,212	175
March 1 - 31	—	—	—	175
Total during first quarter of 2016	4,260,427	35.36	4,260,427	175

April 1 - 30	4,783,004	36.59	4,783,004	—
May 1 - 31	—	—	—	—
June 1 - 30	—	—	—	—
Total during second quarter of 2016	4,783,004	36.59	4,783,004	—

Total year-to-date 2016	9,043,431	$36.01	9,043,431	$—
1 During the three and six months ended June 30, 2016, no shares of SunTrust common stock were surrendered by participants in SunTrust's employee stock option plans, where participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock that the participant already owns. SunTrust considers any such shares surrendered by participants in SunTrust's employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs.
2 During the first quarter of 2016, the Company also repurchased $24 million of its outstanding common stock warrants as part of its 2015 CCAR capital plan. In January 2016, 1,035,800 Series A warrants were repurchased at an average price paid of $6.91 per warrant, and 4,272,780 Series B warrants were repurchased at an average price paid of $3.14 per warrant. In February 2016, 14,451 Series A warrants were repurchased at an average price paid of $7.18 per warrant, and 1,120,089 Series B warrants were repurchased at an average price paid of $3.25 per warrant. No warrants were repurchased in March 2016 or in the second quarter of 2016.

During the second quarter of 2016, the Company repurchased $175 million of its outstanding common stock at market value, completing its repurchase of authorized common equity under the 2015 CCAR capital plan, which the Company initially announced on March 11, 2015 and which effectively expired on June 30, 2016.
On June 29, 2016, the Company announced that the Federal Reserve had no objections to the repurchase of up to $960 million of the Company's outstanding common stock to be completed between July 1, 2016 and June 30, 2017, as part of the Company's 2016 capital plan submitted in connection with the 2016 CCAR.

In July 2016, the Company repurchased $240 million of its outstanding common stock at market value as part of this publicly announced plan and the Company expects to repurchase approximately $720 million of additional outstanding common stock through the end of the second quarter of 2017.
At June 30, 2016, 7.4 million warrants remained outstanding and the Company had authority from its Board to repurchase all of these outstanding stock purchase warrants; however, any such repurchase would be subject to the non-objection of the Federal Reserve through the capital planning and stress testing process.

SunTrust did not repurchase any shares of its Series A Preferred Stock Depositary Shares, Series B Preferred Stock, Series E Preferred Stock Depositary Shares, or Series F Preferred Stock Depositary Shares during the second quarter of 2016, and there was no unused Board authority to repurchase any shares of Series A Preferred Stock Depositary Shares, Series B Preferred

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

SUNTRUST BANKS, INC.
(Registrant)

Dated:	August 4, 2016	By: /s/ Thomas E. Panther
Thomas E. Panther, Senior Vice President, Director of Corporate Finance and Controller (on behalf of the Registrant and as Principal Accounting Officer)