Form 10-Q
period 2016-09-30
SUNTRUST BANKS INC
filed 2016-11-04
CIK 750556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

At October 27, 2016, 490,797,754 shares of the registrant’s common stock, $1.00 par value, were outstanding.

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
Pillar — Pillar Financial, LLC.
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
Visa Counterparty — A financial institution that purchased the Company's Visa Class B shares.

ii

PART I - FINANCIAL INFORMATION
The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)
SunTrust Banks, Inc.
Consolidated Statements of Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions and shares in thousands, except per share data) (Unaudited)	2016	2015	2016	2015
Interest Income
Interest and fees on loans	$1,245	$1,139	$3,670	$3,345
Interest and fees on loans held for sale	25	20	62	66
Interest and dividends on securities available for sale	159	153	483	430
Trading account interest and other	22	21	70	61
Total interest income	1,451	1,333	4,285	3,902
Interest Expense
Interest on deposits	67	54	188	165
Interest on long-term debt	68	60	191	196
Interest on other borrowings	8	8	29	23
Total interest expense	143	122	408	384
Net interest income	1,308	1,211	3,877	3,518
Provision for credit losses	97	32	343	114
Net interest income after provision for credit losses	1,211	1,179	3,534	3,404
Noninterest Income
Service charges on deposit accounts	162	159	477	466
Other charges and fees	93	97	290	285
Card fees	83	83	243	247
Investment banking income	147	115	372	357
Trading income	65	31	154	140
Mortgage production related income	118	58	288	217
Mortgage servicing related income	49	40	164	113
Trust and investment management income	80	86	230	255
Retail investment services	71	77	212	229
Gain on sale of premises	—	—	52	—
Net securities gains	—	7	4	21
Other noninterest income	21	58	83	173
Total noninterest income	889	811	2,569	2,503
Noninterest Expense
Employee compensation	687	641	1,994	1,926
Employee benefits	86	84	315	326
Outside processing and software	225	200	626	593
Net occupancy expense	93	86	256	255
Equipment expense	44	41	126	123
Marketing and customer development	38	42	120	104
Regulatory assessments	47	32	127	104
Operating losses	35	3	85	33
Credit and collection services	17	8	47	52
Amortization	14	9	35	22
Other noninterest expense	123	118	341	334
Total noninterest expense	1,409	1,264	4,072	3,872
Income before provision for income taxes	691	726	2,031	2,035
Provision for income taxes	215	187	611	579
Net income including income attributable to noncontrolling interest	476	539	1,420	1,456
Net income attributable to noncontrolling interest	2	2	7	7
Net income	$474	$537	$1,413	$1,449
Net income available to common shareholders	$457	$519	$1,363	$1,396

Net income per average common share:
Diluted	$0.91	$1.00	$2.70	$2.67
Basic	0.92	1.01	2.72	2.70
Dividends declared per common share	0.26	0.24	0.74	0.68
Average common shares - diluted	500,885	518,677	505,619	522,634
Average common shares - basic	496,304	513,010	501,036	516,970

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions) (Unaudited)	2016	2015	2016	2015
Net income	$474	$537	$1,413	$1,449
Components of other comprehensive (loss)/income:
Change in net unrealized (losses)/gains on securities available for sale, net of tax of ($19), $70, $228, and $6, respectively	(32)	119	383	4
Change in net unrealized (losses)/gains on derivative instruments, net of tax of ($51), $50, $81, and $57, respectively	(86)	84	137	94
Change in credit risk adjustment on long-term debt, net of tax of ($2), $0, ($3), and $0, respectively [1]	(3)	—	(5)	—
Change related to employee benefit plans, net of tax of $2, $1, $39, and ($44), respectively	3	3	65	(64)
Total other comprehensive (loss)/income, net of tax	(118)	206	580	34
Total comprehensive income	$356	$743	$1,993	$1,483
1 Related to the Company's early adoption of the ASU 2016-01 provision related to changes in instrument-specific credit risk. See Note 1, "Significant Accounting Policies," and Note 17, "Accumulated Other Comprehensive Income/(Loss)," for additional information.

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in millions and shares in thousands, except per share data)	2016	2015
Assets	(Unaudited)
Cash and due from banks	$8,019	$4,299
Federal funds sold and securities borrowed or purchased under agreements to resell	1,697	1,277
Interest-bearing deposits in other banks	24	23
Cash and cash equivalents	9,740	5,599
Trading assets and derivative instruments [1]	7,044	6,119
Securities available for sale	29,672	27,825
Loans held for sale ($3,026 and $1,494 at fair value at September 30, 2016 and December 31, 2015, respectively)	3,772	1,838
Loans [2] ($234 and $257 at fair value at September 30, 2016 and December 31, 2015, respectively)	141,532	136,442
Allowance for loan and lease losses	(1,743)	(1,752)
Net loans	139,789	134,690
Premises and equipment, net	1,510	1,502
Goodwill	6,337	6,337
Other intangible assets (MSRs at fair value: $1,119 and $1,307 at September 30, 2016 and December 31, 2015, respectively)	1,131	1,325
Other assets	6,096	5,582
Total assets	$205,091	$190,817

Liabilities
Noninterest-bearing deposits	$43,835	$42,272
Interest-bearing deposits (CDs at fair value: $54 and $0 at September 30, 2016 and December 31, 2015, respectively)	115,007	107,558
Total deposits	158,842	149,830
Funds purchased	2,226	1,949
Securities sold under agreements to repurchase	1,724	1,654
Other short-term borrowings	949	1,024
Long-term debt [3] ($963 and $973 at fair value at September 30, 2016 and December 31, 2015, respectively)	11,866	8,462
Trading liabilities and derivative instruments	1,484	1,263
Other liabilities	3,551	3,198
Total liabilities	180,642	167,380
Shareholders’ Equity
Preferred stock, no par value	1,225	1,225
Common stock, $1.00 par value	550	550
Additional paid-in capital	9,009	9,094
Retained earnings	15,681	14,686
Treasury stock, at cost, and other [4]	(2,131)	(1,658)
Accumulated other comprehensive income/(loss), net of tax	115	(460)
Total shareholders’ equity	24,449	23,437
Total liabilities and shareholders’ equity	$205,091	$190,817

Common shares outstanding [5]	495,936	508,712
Common shares authorized	750,000	750,000
Preferred shares outstanding	12	12
Preferred shares authorized	50,000	50,000
Treasury shares of common stock	53,985	41,209

[1] Includes trading securities pledged as collateral where counterparties have the right to sell or repledge the collateral	$1,495	$1,377
[2] Includes loans of consolidated VIEs	219	246
[3] Includes debt of consolidated VIEs	230	259
[4] Includes noncontrolling interest	101	108
[5] Includes restricted shares	21	1,334

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Shareholders’ Equity

(Dollars and shares in millions, except per share data) (Unaudited)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock and Other [1]	Accumulated Other Comprehensive (Loss)/Income	Total
Balance, January 1, 2015	$1,225	525	$550	$9,089	$13,295	($1,032)	($122)	$23,005
Net income	—	—	—	—	1,449	—	—	1,449
Other comprehensive income	—	—	—	—	—	—	34	34
Change in noncontrolling interest	—	—	—	—	—	(2)	—	(2)
Common stock dividends, $0.68 per share	—	—	—	—	(352)	—	—	(352)
Preferred stock dividends [2]	—	—	—	—	(48)	—	—	(48)
Repurchase of common stock	—	(11)	—	—	—	(465)	—	(465)
Exercise of stock options and stock compensation expense	—	—	—	(16)	—	25	—	9
Restricted stock activity	—	—	—	14	(3)	7	—	18
Amortization of restricted stock compensation	—	—	—	—	—	13	—	13
Issuance of stock for employee benefit plans and other	—	—	—	—	—	3	—	3
Balance, September 30, 2015	$1,225	514	$550	$9,087	$14,341	($1,451)	($88)	$23,664

Balance, January 1, 2016	$1,225	509	$550	$9,094	$14,686	($1,658)	($460)	$23,437
Cumulative effect of credit risk adjustment [3]	—	—	—	—	5	—	(5)	—
Net income	—	—	—	—	1,413	—	—	1,413
Other comprehensive income	—	—	—	—	—	—	580	580
Change in noncontrolling interest	—	—	—	—	—	(7)	—	(7)
Common stock dividends, $0.74 per share	—	—	—	—	(370)	—	—	(370)
Preferred stock dividends [2]	—	—	—	—	(49)	—	—	(49)
Repurchase of common stock	—	(15)	—	—	—	(566)	—	(566)
Repurchase of common stock warrants	—	—	—	(24)	—	—	—	(24)
Exercise of stock options and stock compensation expense [4]	—	1	—	(28)	—	43	—	15
Restricted stock activity [4]	—	1	—	(33)	(4)	55	—	18
Amortization of restricted stock compensation	—	—	—	—	—	2	—	2
Balance, September 30, 2016	$1,225	496	$550	$9,009	$15,681	($2,131)	$115	$24,449
1 At September 30, 2016, includes ($2,232) million for treasury stock, $0 million for the compensation element of restricted stock, and $101 million for noncontrolling interest.
At September 30, 2015, includes ($1,550) million for treasury stock, ($7) million for the compensation element of restricted stock, and $106 million for noncontrolling interest.
2 For the nine months ended September 30, 2016, dividends were $3,056 per share for both Perpetual Preferred Stock Series A and B, $4,406 per share for Perpetual Preferred Stock Series E, and $4,219 per share for Perpetual Preferred Stock Series F.
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

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc. Consolidated Statements of Cash Flows

	Nine Months Ended September 30
(Dollars in millions) (Unaudited)	2016	2015
Cash Flows from Operating Activities
Net income including income attributable to noncontrolling interest	$1,420	$1,456
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation, amortization, and accretion	533	596
Origination of mortgage servicing rights	(198)	(185)
Provisions for credit losses and foreclosed property	347	122
Stock-based compensation	85	65
Net securities gains	(4)	(21)
Net gain on sale of loans held for sale, loans, and other assets	(376)	(249)
Net (increase)/decrease in loans held for sale	(1,647)	644
Net increase in trading assets	(704)	(183)
Net increase in other assets [1]	(193)	(26)
Net increase/(decrease) in other liabilities [1]	155	(164)
Net cash (used in)/provided by operating activities	(582)	2,055

Cash Flows from Investing Activities
Proceeds from maturities, calls, and paydowns of securities available for sale	3,763	4,621
Proceeds from sales of securities available for sale	197	2,708
Purchases of securities available for sale	(5,297)	(7,861)
Net increase in loans, including purchases of loans	(7,007)	(2,097)
Proceeds from sales of loans	1,482	2,048
Purchases of mortgage servicing rights	(101)	(113)
Capital expenditures	(188)	(74)
Payments related to acquisitions, including contingent consideration	(23)	(30)
Proceeds from the sale of other real estate owned and other assets	171	179
Net cash used in investing activities	(7,003)	(619)

Cash Flows from Financing Activities
Net increase in total deposits	9,012	5,804
Net increase/(decrease) in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	272	(5,244)
Proceeds from issuance of long-term debt and other	4,924	1,237
Repayments of long-term debt	(1,448)	(5,670)
Repurchase of common stock	(566)	(465)
Repurchase of common stock warrants	(24)	—
Common and preferred dividends paid	(412)	(393)
Taxes paid related to net share settlement of equity awards [1]	(47)	(32)
Proceeds from exercise of stock options [1]	15	14
Net cash provided by/(used in) financing activities	11,726	(4,749)

Net increase/(decrease) in cash and cash equivalents	4,141	(3,313)
Cash and cash equivalents at beginning of period	5,599	8,229
Cash and cash equivalents at end of period	$9,740	$4,916

Supplemental Disclosures:
Loans transferred from loans held for sale to loans	$23	$726
Loans transferred from loans to loans held for sale	315	1,734
Loans transferred from loans and loans held for sale to other real estate owned	46	52
Non-cash impact of debt assumed by purchaser in lease sale	74	129
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
The Company evaluated events that occurred subsequent to September 30, 2016, and there were no material events that would require recognition in the Company's Consolidated Financial Statements or disclosure in the accompanying Notes for the three and nine months ended September 30, 2016, except as follows:
In October of 2016, the Company announced that it signed a definitive agreement to acquire substantially all of the assets of the operating subsidiaries of Pillar Financial, LLC. Pillar is a multi-family agency lending and servicing company with an originate-to-distribute focus that holds licenses with Fannie Mae, Freddie Mac, and the FHA. This acquisition is expected to close in late 2016 or early 2017, subject to certain agency approvals and other closing conditions, and will be part of the Company's Wholesale Banking business segment.

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
January 1, 2017 Early adoption is permitted.
The Company early adopted the ASU on April 1, 2016 with an effective date of January 1, 2016, which resulted in a reclassification of $4 million from APIC to provision for income taxes, representing excess tax benefits previously recognized in APIC, during the first quarter of 2016. For the second and third quarters of 2016, the Company recognized excess tax benefits of $6 million and $1 million, respectively, in the provision for income taxes. The early adoption favorably impacted both basic and diluted EPS by $0.02 per share for the nine months ended September 30, 2016.
The effect of the retrospective change in presentation in the Consolidated Statements of Cash Flows related to excess tax benefits for the nine months ended September 30, 2015 (comparative prior year period) was a reclassification of $18 million of excess tax benefits from financing activities to operating activities and a reclassification of $32 million of taxes paid related to net share settlement of equity awards from operating activities to financing activities. The net impact on the Consolidated Statements of Cash Flows was immaterial.

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

ASU 2015-14, Deferral of the Effective Date

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
January 1, 2018 Early adoption is permitted beginning January 1, 2017.
The Company is evaluating the alternative methods of adoption and the anticipated effects on the Consolidated Financial Statements and related disclosures. The Company does not plan to early adopt the standard.

ASU 2016-02, Leases
The ASU creates ASC Topic 842, Leases, and supersedes Topic 840, Leases. Topic 842 requires lessees to recognize right-of-use assets and associated liabilities that arise from leases, with the exception of short-term leases. The ASU does not make significant changes to lessor accounting; however, there were certain improvements made to align lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. There are several new qualitative and quantitative disclosures required. Upon transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.

January 1, 2019 Early adoption is permitted.
The adoption of this ASU will result in an increase to the Consolidated Balance Sheets for right-of-use assets and associated lease liabilities for operating leases in which the Company is the lessee. The Company is evaluating the other effects of adoption on the Consolidated Financial Statements and related disclosures.

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

		January 1, 2020 Early adoption is permitted beginning January 1, 2019.	The Company is evaluating the impact the ASU will have on the Company's Consolidated Financial Statements and related disclosures.

NOTE 2 - FEDERAL FUNDS SOLD AND SECURITIES FINANCING ACTIVITIES
Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell
Fed funds sold and securities borrowed or purchased under agreements to resell were as follows:

(Dollars in millions)	September 30, 2016	December 31, 2015
Fed funds sold	$31	$38
Securities borrowed	267	277
Securities purchased under agreements to resell	1,399	962
Total Fed funds sold and securities borrowed or purchased under agreements to resell	$1,697	$1,277
Securities purchased under agreements to resell are primarily collateralized by U.S. government or agency securities and are carried at the amounts at which the securities will be subsequently resold. Securities borrowed are primarily collateralized by corporate securities. The Company borrows securities and purchases securities under agreements to resell as part of its securities financing activities. On the acquisition date of these securities, the Company and the related counterparty agree on the amount of collateral required to secure the principal amount loaned under these arrangements. The Company monitors collateral values daily and calls for additional collateral to be provided as warranted under the respective agreements. At September 30, 2016 and December 31, 2015, the total market value of collateral held was $1.7 billion and $1.2 billion, of which $227 million and $73 million was repledged, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as secured borrowings. The following table presents the Company’s related activity, by collateral type and remaining contractual maturity:

	September 30, 2016				December 31, 2015
(Dollars in millions)	Overnight and Continuous	Up to 30 days	30-90 days	Total	Overnight and Continuous	Up to 30 days	Total
U.S. Treasury securities	$27	$—	$—	$27	$112	$—	$112
Federal agency securities	112	15	—	127	319	—	319
MBS - agency	1,026	64	—	1,090	837	23	860
CP	19	—	—	19	49	—	49
Corporate and other debt securities	351	60	50	461	242	72	314
Total securities sold under agreements to repurchase	$1,535	$139	$50	$1,724	$1,559	$95	$1,654

For these securities sold under agreements to repurchase, the Company would be obligated to provide additional collateral in the event of a significant decline in fair value of the collateral pledged. This risk is managed by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.

Netting of Securities - Repurchase and Resell Agreements
The Company has various financial assets and financial liabilities that are subject to enforceable master netting agreements or similar agreements. The Company's derivatives that are subject to enforceable master netting agreements or similar agreements are discussed in Note 13, "Derivative Financial Instruments." The following table presents the

Company's securities borrowed or purchased under agreements to resell and securities sold under agreements to repurchase that are subject to MRAs. At September 30, 2016 and December 31, 2015, there were no such transactions subject to legally enforceable MRAs that were eligible for balance sheet netting.
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

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
September 30, 2016
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,666	$—	$1,666	[1]	$1,652	$14
Financial liabilities:
Securities sold under agreements to repurchase	1,724	—	1,724		1,724	—

December 31, 2015
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,239	$—	$1,239	[1]	$1,229	$10
Financial liabilities:
Securities sold under agreements to repurchase	1,654	—	1,654		1,654	—
1 Excludes $31 million and $38 million of Fed funds sold, which are not subject to a master netting agreement at September 30, 2016 and December 31, 2015, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 3 - TRADING ASSETS AND LIABILITIES AND DERIVATIVE INSTRUMENTS

The fair values of the components of trading assets and liabilities and derivative instruments are presented in the following table:

(Dollars in millions)	September 30, 2016	December 31, 2015
Trading Assets and Derivative Instruments:
U.S. Treasury securities	$547	$538
Federal agency securities	259	588
U.S. states and political subdivisions	187	30
MBS - agency	883	553
CLO securities	1	2
Corporate and other debt securities	723	468
CP	202	67
Equity securities	51	66
Derivative instruments [1]	1,531	1,152
Trading loans [2]	2,660	2,655
Total trading assets and derivative instruments	$7,044	$6,119

Trading Liabilities and Derivative Instruments:
U.S. Treasury securities	$918	$503
MBS - agency	2	37
Corporate and other debt securities	252	259
Derivative instruments [1]	312	464
Total trading liabilities and derivative instruments	$1,484	$1,263
1 Amounts include the impact of offsetting cash collateral received from and paid to the same derivative counterparties, and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists.
2 Includes loans related to TRS.

Various trading and derivative instruments are used as part of the Company’s overall balance sheet management strategies and to support client requirements executed through the Bank and/or STRH, the Company's broker/dealer subsidiary. The Company manages the potential market volatility associated with trading instruments with appropriate risk management strategies. The size, volume, and nature of the trading products and derivative instruments can vary based on economic conditions as well as client-specific and Company-specific asset or liability positions. Product offerings to clients include debt securities, loans traded in the secondary market, equity securities, derivative contracts, and other similar financial instruments. Other trading-related activities include acting as a market maker for certain debt and equity security transactions, derivative instrument transactions, and foreign exchange transactions. The Company also uses derivatives to manage its interest rate and market risk from non-trading activities. The Company has policies and procedures to manage market risk associated with client trading and non-trading activities, and assumes a limited degree of market risk by managing the size and nature of its exposure. For valuation assumptions and additional information related to the Company's trading products and derivative instruments, see Note 13, “Derivative Financial Instruments,” and the “Trading Assets and Derivative Instruments and Securities Available for Sale” section of Note 14, “Fair Value Election and Measurement.”

Pledged trading assets are presented in the following table:

(Dollars in millions)	September 30, 2016	December 31, 2015
Pledged trading assets to secure repurchase agreements [1]	$1,037	$986
Pledged trading assets to secure derivative agreements	465	393
Pledged trading assets to secure other arrangements	40	40
1 Repurchase agreements secured by collateral totaled $999 million and $950 million at September 30, 2016 and December 31, 2015, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 4 – SECURITIES AVAILABLE FOR SALE
Securities Portfolio Composition

	September 30, 2016
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$4,850	$135	$2	$4,983
Federal agency securities	324	10	—	334
U.S. states and political subdivisions	250	11	—	261
MBS - agency	22,606	714	4	23,316
MBS - non-agency residential	75	1	—	76
ABS	9	2	—	11
Corporate and other debt securities	35	1	—	36
Other equity securities [1]	655	1	1	655
Total securities AFS	$28,804	$875	$7	$29,672

	December 31, 2015
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$3,460	$3	$14	$3,449
Federal agency securities	402	10	1	411
U.S. states and political subdivisions	156	8	—	164
MBS - agency	22,877	397	150	23,124
MBS - non-agency residential	92	2	—	94
ABS	11	2	1	12
Corporate and other debt securities	37	1	—	38
Other equity securities [1]	533	1	1	533
Total securities AFS	$27,568	$424	$167	$27,825
1 At September 30, 2016, the fair value of other equity securities was comprised of the following: $143 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, $104 million of mutual fund investments, and $6 million of other.
At December 31, 2015, the fair value of other equity securities was comprised of the following: $32 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, $93 million of mutual fund investments, and $6 million of other.

The following table presents interest and dividends on securities AFS:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2016	2015	2016	2015
Taxable interest	$154	$143	$470	$397
Tax-exempt interest	2	2	4	5
Dividends	3	8	9	28
Total interest and dividends on securities AFS	$159	$153	$483	$430

Securities AFS pledged to secure public deposits, repurchase agreements, trusts, and other funds had a fair value of $3.5 billion and $3.2 billion at September 30, 2016 and December 31, 2015, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

The following table presents the amortized cost, fair value, and weighted average yield of investments in debt securities AFS at September 30, 2016, by remaining contractual maturity, with the exception of MBS and ABS, which are based on estimated average life. Receipt of cash flows may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Distribution of Remaining Maturities
(Dollars in millions)	Due in 1 Year or Less	Due After 1 Year through 5 Years	Due After 5 Years through 10 Years	Due After 10 Years	Total
Amortized Cost:
U.S. Treasury securities	$—	$1,847	$3,003	$—	$4,850
Federal agency securities	118	92	7	107	324
U.S. states and political subdivisions	20	21	125	84	250
MBS - agency	2,024	13,277	7,104	201	22,606
MBS - non-agency residential	—	75	—	—	75
ABS	7	1	1	—	9
Corporate and other debt securities	—	35	—	—	35
Total debt securities AFS	$2,169	$15,348	$10,240	$392	$28,149
Fair Value:
U.S. Treasury securities	$—	$1,874	$3,109	$—	$4,983
Federal agency securities	118	98	8	110	334
U.S. states and political subdivisions	20	23	133	85	261
MBS - agency	2,129	13,719	7,259	209	23,316
MBS - non-agency residential	—	76	—	—	76
ABS	7	3	1	—	11
Corporate and other debt securities	—	36	—	—	36
Total debt securities AFS	$2,274	$15,829	$10,510	$404	$29,017
Weighted average yield [1]	2.75%	2.38%	2.42%	3.17%	2.44%
1 Weighted average yields are based on amortized cost.

Securities AFS in an Unrealized Loss Position
The Company held certain investment securities AFS where amortized cost exceeded fair value, resulting in unrealized loss positions. Market changes in interest rates and credit spreads may result in temporary unrealized losses as the market prices of securities fluctuate. At September 30, 2016, the Company did not intend to sell these securities nor was it more-likely-than-not that the Company would be required to sell these securities before their anticipated recovery or maturity. The Company reviewed its portfolio for OTTI in accordance with the accounting policies described in Note 1, "Significant Accounting Policies," of the Company's 2015 Annual Report on Form 10-K.

Securities AFS in an unrealized loss position at period end are presented in the following tables:

	September 30, 2016
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]
Temporarily impaired securities AFS:
U.S. Treasury securities	$350	$2	$—	$—	$350	$2
Federal agency securities	15	—	3	—	18	—
U.S. states and political subdivisions	52	—	—	—	52	—
MBS - agency	611	1	513	3	1,124	4
ABS	—	—	6	—	6	—
Other equity securities	—	—	4	1	4	1
Total temporarily impaired securities AFS	1,028	3	526	4	1,554	7
OTTI securities AFS [1]:
MBS - non-agency residential	17	—	—	—	17	—
ABS	1	—	—	—	1	—
Total OTTI securities AFS	18	—	—	—	18	—
Total impaired securities AFS	$1,046	$3	$526	$4	$1,572	$7

Notes to Consolidated Financial Statements (Unaudited), continued

	December 31, 2015
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses [2]
Temporarily impaired securities AFS:
U.S. Treasury securities	$2,169	$14	$—	$—	$2,169	$14
Federal agency securities	75	—	34	1	109	1
MBS - agency	11,434	114	958	36	12,392	150
ABS	—	—	7	1	7	1
Other equity securities	3	1	—	—	3	1
Total temporarily impaired securities AFS	13,681	129	999	38	14,680	167
OTTI securities AFS [1]:
ABS	1	—	—	—	1	—
Total OTTI securities AFS	1	—	—	—	1	—
Total impaired securities AFS	$13,682	$129	$999	$38	$14,681	$167
1 OTTI securities AFS are impaired securities for which OTTI credit losses have been previously recognized in earnings.
2 Unrealized losses less than $0.5 million are presented as zero within the table.

At September 30, 2016, temporarily impaired securities AFS that have been in an unrealized loss position for twelve months or longer included agency MBS, federal agency securities, one ABS collateralized by 2004 vintage home equity loans, and one equity security. The temporarily impaired ABS continues to receive timely principal and interest payments, and is evaluated quarterly for credit impairment. Unrealized losses on securities AFS that relate to factors other than credit are recorded in AOCI, net of tax.

Realized Gains and Losses and Other-Than-Temporarily Impaired Securities AFS
Net securities gains/(losses) are comprised of gross realized gains, gross realized losses, and OTTI credit losses recognized in earnings. For the three months ended September 30, 2016, no gross realized gains were recognized. For the nine months ended September 30, 2016, gross realized gains were $4 million. For both the three and nine months ended September 30, 2016, gross realized losses were immaterial and there were no OTTI credit losses recognized in earnings. For the three and nine months ended September 30, 2015, gross realized gains were $11 million and $25 million, respectively. Gross realized losses of $3 million were recognized for both the three and nine months ended September 30, 2015, and OTTI losses recognized in earnings were immaterial for both periods.
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
During the three and nine months ended September 30, 2016, there were no credit impairment losses recognized on securities AFS held at the end of the period. During the three and nine months ended September 30, 2015, credit impairment recognized on securities AFS still held at the end of the period was immaterial, all of which related to one private MBS with a fair value of approximately $22 million at September 30, 2015. The accumulated balance of OTTI credit losses recognized in earnings on securities AFS held at period end was $24 million at September 30, 2016 and $25 million at September 30, 2015. Subsequent credit losses may be recorded on securities without a corresponding further decline in fair value when there has been a decline in expected cash flows.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 5 - LOANS
Composition of Loan Portfolio

(Dollars in millions)	September 30, 2016	December 31, 2015
Commercial loans:
C&I	$68,298	$67,062
CRE	5,056	6,236
Commercial construction	3,875	1,954
Total commercial loans	77,229	75,252
Residential loans:
Residential mortgages - guaranteed	521	629
Residential mortgages - nonguaranteed [1]	26,306	24,744
Residential home equity products	12,178	13,171
Residential construction	393	384
Total residential loans	39,398	38,928
Consumer loans:
Guaranteed student	5,844	4,922
Other direct	7,358	6,127
Indirect	10,434	10,127
Credit cards	1,269	1,086
Total consumer loans	24,905	22,262
LHFI	$141,532	$136,442
LHFS [2]	$3,772	$1,838
1 Includes $234 million and $257 million of LHFI measured at fair value at September 30, 2016 and December 31, 2015, respectively.
2 Includes $3.0 billion and $1.5 billion of LHFS measured at fair value at September 30, 2016 and December 31, 2015, respectively.
During the three months ended September 30, 2016 and 2015, the Company transferred $153 million and $38 million in LHFI to LHFS, and $13 million and $75 million in LHFS to LHFI, respectively. In addition to sales of mortgage LHFS in the normal course of business, the Company sold $1.2 billion and $178 million in loans and leases for net gains of $8 million and $9 million during the three months ended September 30, 2016 and 2015, respectively.
During the nine months ended September 30, 2016 and 2015, the Company transferred $315 million and $1.7 billion in LHFI to LHFS, and $23 million and $726 million in LHFS to LHFI, respectively. In addition to sales of mortgage LHFS in the normal course of business, the Company sold $1.5 billion and $2.0 billion in loans and leases for net gains of $6 million and $22 million during the nine months ended September 30, 2016 and 2015, respectively.
At both September 30, 2016 and December 31, 2015, the Company had $23.6 billion of net eligible loan collateral pledged to the Federal Reserve discount window to support $17.1 billion and $17.2 billion of available, unused borrowing capacity, respectively.
At September 30, 2016 and December 31, 2015, the Company had $36.1 billion and $33.7 billion of net eligible loan collateral pledged to the FHLB of Atlanta to support $31.1 billion and $28.5 billion of available borrowing capacity, respectively. The available FHLB borrowing capacity at September 30, 2016 was used to support $3.0 billion of long-term debt and $4.4 billion of letters of credit issued on the Company's behalf. At

December 31, 2015, the available FHLB borrowing capacity was used to support $408 million of long-term debt and $6.7 billion of letters of credit issued on the Company's behalf.

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
For the commercial portfolio, the Company believes that the most appropriate credit quality indicator is an individual loan’s risk assessment expressed according to the broad regulatory agency classifications of Pass or Criticized. The Company conforms to the following regulatory classifications for Criticized assets: Other Assets Especially Mentioned (or Special Mention), Adversely Classified, Doubtful, and Loss. However, for the purposes of disclosure, management believes the most meaningful distinction within the Criticized categories is between Criticized Accruing (which includes Special Mention and a portion of Adversely Classified) and Criticized Nonaccruing (which includes a portion of Adversely Classified and Doubtful and Loss). This distinction identifies those relatively higher risk loans for which there is a basis to believe that the Company will not collect all amounts due under those loan agreements. The Company's risk rating system is more granular, with multiple risk ratings in both the Pass and Criticized categories. Pass ratings reflect relatively low PDs, whereas, Criticized assets have higher PDs. The granularity in Pass ratings assists in establishing pricing, loan structures, approval requirements, reserves, and ongoing credit management requirements. Commercial risk ratings are refreshed at least annually, or more frequently as appropriate, based upon considerations such as market conditions, borrower characteristics, and portfolio trends. Additionally, management routinely reviews portfolio risk ratings, trends, and concentrations to support risk identification and mitigation activities. The increase in Criticized accruing and nonaccruing C&I loans at September 30, 2016 compared to December 31, 2015, as presented in the following risk rating table, was driven primarily by downgrades of loans in the energy industry vertical.
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
For government-guaranteed loans, the Company monitors the credit quality based primarily on delinquency status, as it is a more relevant indicator of credit quality due to the government guarantee. At September 30, 2016 and December 31, 2015, 28% and 31%, respectively, of the guaranteed residential loan

Notes to Consolidated Financial Statements (Unaudited), continued

portfolio was current with respect to payments. At September 30, 2016 and December 31, 2015, 77% and 78%, respectively, of the guaranteed student loan portfolio was current with respect to payments. The Company's loss exposure on guaranteed residential and student loans is mitigated by the government guarantee.

LHFI by credit quality indicator are presented in the following tables:

	Commercial Loans
	C&I		CRE		Commercial Construction
(Dollars in millions)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Risk rating:
Pass	$65,800	$65,379	$4,688	$6,067	$3,749	$1,931
Criticized accruing	1,997	1,375	358	158	124	23
Criticized nonaccruing	501	308	10	11	2	—
Total	$68,298	$67,062	$5,056	$6,236	$3,875	$1,954

	Residential Loans [1]
	Residential Mortgages - Nonguaranteed		Residential Home Equity Products		Residential Construction
(Dollars in millions)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Current FICO score range:
700 and above	$22,342	$20,422	$10,016	$10,772	$331	$313
620 - 699	3,037	3,262	1,590	1,741	51	58
Below 620 [2]	927	1,060	572	658	11	13
Total	$26,306	$24,744	$12,178	$13,171	$393	$384

	Consumer Loans [3]
	Other Direct		Indirect		Credit Cards
(Dollars in millions)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Current FICO score range:
700 and above	$6,649	$5,501	$7,377	$7,015	$878	$759
620 - 699	659	576	2,483	2,481	317	265
Below 620 [2]	50	50	574	631	74	62
Total	$7,358	$6,127	$10,434	$10,127	$1,269	$1,086
1 Excludes $521 million and $629 million of guaranteed residential loans at September 30, 2016 and December 31, 2015, respectively.
2 For substantially all loans with refreshed FICO scores below 620, the borrower’s FICO score at the time of origination exceeded 620 but has since deteriorated as the loan has seasoned.
3 Excludes $5.8 billion and $4.9 billion of guaranteed student loans at September 30, 2016 and December 31, 2015, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued
The payment status for the LHFI portfolio is presented in the following tables:

	September 30, 2016
(Dollars in millions)	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing [2]	Total
Commercial loans:
C&I	$67,751	$36	$10	$501	$68,298
CRE	5,044	2	—	10	5,056
Commercial construction	3,873	—	—	2	3,875
Total commercial loans	76,668	38	10	513	77,229
Residential loans:
Residential mortgages - guaranteed	148	54	319	—	521
Residential mortgages - nonguaranteed [1]	26,038	77	8	183	26,306
Residential home equity products	11,866	77	—	235	12,178
Residential construction	381	1	—	11	393
Total residential loans	38,433	209	327	429	39,398
Consumer loans:
Guaranteed student	4,526	522	796	—	5,844
Other direct	7,322	28	3	5	7,358
Indirect	10,329	103	—	2	10,434
Credit cards	1,251	10	8	—	1,269
Total consumer loans	23,428	663	807	7	24,905
Total LHFI	$138,529	$910	$1,144	$949	$141,532
1 Includes $234 million of loans measured at fair value, the majority of which were accruing current.
2 Nonaccruing loans past due 90 days or more totaled $342 million. Nonaccruing loans past due fewer than 90 days include modified nonaccrual loans reported as TDRs, performing second lien loans where the first lien loan is nonperforming, and certain energy-related commercial loans.

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

Notes to Consolidated Financial Statements (Unaudited), continued

Impaired Loans
A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the agreement. Commercial nonaccrual loans greater than $3 million and certain commercial, residential, and consumer loans whose terms have been modified in a TDR are individually evaluated for impairment. Smaller-balance homogeneous loans that are collectively evaluated for impairment are not included in the following tables. Additionally, the following tables exclude guaranteed consumer student loans and guaranteed residential mortgages for which there was nominal risk of principal loss.

	September 30, 2016			December 31, 2015
(Dollars in millions)	Unpaid Principal Balance	Amortized Cost [1]	Related Allowance	Unpaid Principal Balance	Amortized Cost [1]	Related Allowance
Impaired loans with no related allowance recorded:
Commercial loans:
C&I	$278	$263	$—	$55	$42	$—
CRE	—	—	—	11	9	—
Total commercial loans	278	263	—	66	51	—
Residential loans:
Residential mortgages - nonguaranteed	468	361	—	500	380	—
Residential construction	16	8	—	29	8	—
Total residential loans	484	369	—	529	388	—

Impaired loans with an allowance recorded:
Commercial loans:
C&I	239	171	40	173	167	28
Total commercial loans	239	171	40	173	167	28
Residential loans:
Residential mortgages - nonguaranteed	1,320	1,288	160	1,381	1,344	178
Residential home equity products	837	766	54	740	670	60
Residential construction	113	112	11	127	125	14
Total residential loans	2,270	2,166	225	2,248	2,139	252
Consumer loans:
Other direct	10	10	1	11	11	1
Indirect	108	107	5	114	114	5
Credit cards	24	6	1	24	6	1
Total consumer loans	142	123	7	149	131	7
Total impaired loans	$3,413	$3,092	$272	$3,165	$2,876	$287
1 Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to adjust the net book balance.

Included in the impaired loan balances above at September 30, 2016 and December 31, 2015 were $2.5 billion and $2.6 billion, respectively, of accruing TDRs at amortized cost, of which 97% were current. See Note 1, “Significant Accounting Policies,” to the Company's 2015 Annual Report on Form 10-K for further information regarding the Company’s loan impairment policy.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended September 30				Nine Months Ended September 30
	2016		2015		2016		2015
(Dollars in millions)	Average Amortized Cost	Interest Income Recognized[1]	Average Amortized Cost	Interest Income Recognized[1]	Average Amortized Cost	Interest Income Recognized[1]	Average Amortized Cost	Interest Income Recognized[1]
Impaired loans with no related allowance recorded:
Commercial loans:
C&I	$268	$1	$51	$—	$200	$1	$53	$1
CRE	—	—	9	—	—	—	10	—
Total commercial loans	268	1	60	—	200	1	63	1
Residential loans:
Residential mortgages - nonguaranteed	364	4	330	4	368	12	335	11
Residential construction	8	—	9	—	8	—	11	—
Total residential loans	372	4	339	4	376	12	346	11

Impaired loans with an allowance recorded:
Commercial loans:
C&I	188	—	20	—	185	1	23	1
Total commercial loans	188	—	20	—	185	1	23	1
Residential loans:
Residential mortgages - nonguaranteed	1,288	15	1,393	17	1,292	48	1,396	52
Residential home equity products	771	7	640	7	780	22	646	21
Residential construction	112	1	124	2	114	4	125	6
Total residential loans	2,171	23	2,157	26	2,186	74	2,167	79
Consumer loans:
Other direct	10	—	12	—	11	—	12	—
Indirect	109	1	114	1	115	4	119	4
Credit cards	6	—	6	—	6	—	7	—
Total consumer loans	125	1	132	1	132	4	138	4
Total impaired loans	$3,124	$29	$2,708	$31	$3,079	$92	$2,737	$96
1 Of the interest income recognized during the three and nine months ended September 30, 2016, cash basis interest income was less than $1 million and $2 million, respectively.
Of the interest income recognized during the three and nine months ended September 30, 2015, cash basis interest income was $1 million and $3 million, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

NPAs are presented in the following table:

(Dollars in millions)	September 30, 2016	December 31, 2015
Nonaccrual/NPLs:
Commercial loans:
C&I	$501	$308
CRE	10	11
Commercial construction	2	—
Residential loans:
Residential mortgages - nonguaranteed	183	183
Residential home equity products	235	145
Residential construction	11	16
Consumer loans:
Other direct	5	6
Indirect	2	3
Total nonaccrual/NPLs [1]	949	672
OREO [2]	57	56
Other repossessed assets	13	7
Total NPAs	$1,019	$735
1 Nonaccruing restructured loans are included in total nonaccrual/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets in the Consolidated Balance Sheets until the property is conveyed and the funds are received. The receivable related to proceeds due from the FHA or the VA totaled $51 million and $52 million at September 30, 2016 and December 31, 2015, respectively.

The Company's recorded investment of nonaccruing loans secured by residential real estate properties for which formal foreclosure proceedings are in process at September 30, 2016 and December 31, 2015 was $105 million and $112 million, respectively. The Company's recorded investment of accruing loans secured by residential real estate properties for which formal foreclosure proceedings are in process at September 30, 2016 and December 31, 2015 was $140 million and $152 million, of which $131 million and $141 million were insured by the FHA or the VA, respectively.

At September 30, 2016, OREO included $46 million of foreclosed residential real estate properties and $9 million of foreclosed commercial real estate properties, with the remainder related to land.
At December 31, 2015, OREO included $39 million of foreclosed residential real estate properties and $11 million of foreclosed commercial real estate properties, with the remainder related to land.

Notes to Consolidated Financial Statements (Unaudited), continued

Restructured Loans
A TDR is a loan for which the Company has granted an economic concession to the borrower, in response to certain instances of financial difficulty experienced by the borrower that the Company would not have considered otherwise. When a loan is modified under the terms of a TDR, the Company typically offers the borrower an extension of the loan maturity date and/or a reduction in the original contractual interest rate. In certain situations, the Company may offer to restructure a loan in a manner that ultimately results in the forgiveness of a contractually specified principal balance.
At September 30, 2016 and December 31, 2015, the Company had $19 million and $4 million, respectively, of commitments to lend additional funds to debtors whose terms have been modified in a TDR.

The number and amortized cost of loans modified under the terms of a TDR, by type of modification, are presented in the following tables:

	Three Months Ended September 30, 2016 [1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	44	$—	$—	$49	$49
CRE	2	—	—	—	—
Residential loans:
Residential mortgages - nonguaranteed	311	2	22	1	25
Residential home equity products	884	—	—	55	55
Residential construction	26	—	—	—	—
Consumer loans:
Other direct	41	—	—	—	—
Indirect	897	—	—	9	9
Credit cards	187	—	1	—	1
Total TDRs	2,392	$2	$23	$114	$139

	Nine months ended September 30, 2016 [1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	79	$—	$—	$95	$95
CRE	2	—	—	—	—
Commercial construction	1	—	—	—	—
Residential loans:
Residential mortgages - nonguaranteed	550	2	80	9	91
Residential home equity products	2,415	—	9	182	191
Residential construction	26	—	—	—	—
Consumer loans:
Other direct	73	—	—	1	1
Indirect	1,815	—	—	30	30
Credit cards	539	—	2	—	2
Total TDRs	5,500	$2	$91	$317	$410
1 Includes loans modified under the terms of a TDR that were charged-off during the period.
2 Restructured loans which had forgiveness of amounts contractually due under the terms of the loan may have had other concessions including rate modifications and/or term extensions. The total amount of charge-offs associated with principal forgiveness during the three and nine months ended September 30, 2016 was immaterial.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended September 30, 2015 [1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	18	$—	$—	$—	$—
Residential loans:
Residential mortgages - nonguaranteed	175	3	32	10	45
Residential home equity products	419	—	7	21	28
Residential construction	6	—	—	—	—
Consumer loans:
Other direct	10	—	—	—	—
Indirect	611	—	—	13	13
Credit cards	157	—	1	—	1
Total TDRs	1,396	$3	$40	$44	$87

	Nine months ended September 30, 2015 [1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	63	$—	$1	$5	$6
CRE	1	—	—	—	—
Residential loans:
Residential mortgages - nonguaranteed	632	10	95	20	125
Residential home equity products	1,386	—	20	62	82
Residential construction	17	—	—	—	—
Consumer loans:
Other direct	47	—	—	1	1
Indirect	1,999	—	—	39	39
Credit cards	529	—	2	—	2
Total TDRs	4,674	$10	$118	$127	$255
1 Includes loans modified under the terms of a TDR that were charged-off during the period.
2 Restructured loans which had forgiveness of amounts contractually due under the terms of the loan may have had other concessions including rate modifications and/or term extensions. The total amount of charge-offs associated with principal forgiveness during the three and nine months ended September 30, 2015 was immaterial.

TDRs that have defaulted during the three and nine months ended September 30, 2016 and 2015 that were first modified within the previous 12 months were immaterial. The majority of loans that were modified and subsequently became 90 days or more delinquent have remained on nonaccrual status since the time of delinquency.

Concentrations of Credit Risk
The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. However, a geographic concentration arises because the Company operates primarily within Florida, Georgia, Maryland, North Carolina, and Virginia. The Company engages in limited international banking activities. The Company’s total cross-border outstanding loans were $2.1 billion and $1.6 billion at September 30, 2016 and December 31, 2015, respectively.

With respect to collateral concentration, at September 30, 2016, the Company owned $39.4 billion in loans secured by residential real estate, representing 28% of total LHFI. Additionally, the Company had $10.4 billion in commitments to extend credit on home equity lines and $7.5 billion in mortgage loan commitments outstanding at September 30, 2016. At December 31, 2015, the Company owned $38.9 billion in loans secured by residential real estate, representing 29% of total LHFI, and had $10.5 billion in commitments to extend credit on home equity lines and $3.2 billion in mortgage loan commitments outstanding. At September 30, 2016 and December 31, 2015, 1% and 2% of residential loans owned were guaranteed by a federal agency or a GSE, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 6 - ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the unfunded commitments reserve. Activity in the allowance for credit losses is summarized in the following table:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2016	2015	2016	2015
Balance, beginning of period	$1,840	$1,886	$1,815	$1,991
Provision for loan losses	95	23	338	107
Provision for unfunded commitments	2	9	5	7
Loan charge-offs	(150)	(102)	(428)	(356)
Loan recoveries	24	31	81	98
Balance, end of period	$1,811	$1,847	$1,811	$1,847

Components:
ALLL			$1,743	$1,786
Unfunded commitments reserve [1]			68	61
Allowance for credit losses			$1,811	$1,847
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.

Activity in the ALLL by loan segment for the three months ended September 30, 2016 and 2015 is presented in the following tables:

	Three Months Ended September 30, 2016
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance, beginning of period	$1,147	$439	$188	$1,774
Provision/(benefit) for loan losses	81	(36)	50	95
Loan charge-offs	(78)	(28)	(44)	(150)
Loan recoveries	7	7	10	24
Balance, end of period	$1,157	$382	$204	$1,743

	Three Months Ended September 30, 2015
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance, beginning of period	$993	$676	$165	$1,834
Provision/(benefit) for loan losses	33	(39)	29	23
Loan charge-offs	(23)	(47)	(32)	(102)
Loan recoveries	10	11	10	31
Balance, end of period	$1,013	$601	$172	$1,786

	Nine Months Ended September 30, 2016
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance, beginning of period	$1,047	$534	$171	$1,752
Provision/(benefit) for loan losses	293	(72)	117	338
Loan charge-offs	(209)	(102)	(117)	(428)
Loan recoveries	26	22	33	81
Balance, end of period	$1,157	$382	$204	$1,743

	Nine Months Ended September 30, 2015
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance, beginning of period	$986	$777	$174	$1,937
Provision/(benefit) for loan losses	74	(30)	63	107
Loan charge-offs	(82)	(177)	(97)	(356)
Loan recoveries	35	31	32	98
Balance, end of period	$1,013	$601	$172	$1,786

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

The Company’s LHFI portfolio and related ALLL is presented in the following tables:

	September 30, 2016
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	ALLL	Carrying Value	ALLL	Carrying Value	ALLL	Carrying Value	ALLL
Individually evaluated	$434	$40	$2,535	$225	$123	$7	$3,092	$272
Collectively evaluated	76,795	1,117	36,629	157	24,782	197	138,206	1,471
Total evaluated	77,229	1,157	39,164	382	24,905	204	141,298	1,743
LHFI at fair value	—	—	234	—	—	—	234	—
Total LHFI	$77,229	$1,157	$39,398	$382	$24,905	$204	$141,532	$1,743

	December 31, 2015
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	ALLL	Carrying Value	ALLL	Carrying Value	ALLL	Carrying Value	ALLL
Individually evaluated	$218	$28	$2,527	$252	$131	$7	$2,876	$287
Collectively evaluated	75,034	1,019	36,144	282	22,131	164	133,309	1,465
Total evaluated	75,252	1,047	38,671	534	22,262	171	136,185	1,752
LHFI at fair value	—	—	257	—	—	—	257	—
Total LHFI	$75,252	$1,047	$38,928	$534	$22,262	$171	$136,442	$1,752

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
The Company performed a qualitative goodwill assessment in the first, second, and third quarters of 2016, considering changes in key assumptions and monitoring other events or changes in circumstances occurring since the most recent goodwill impairment analyses performed as of October 1, 2015. The Company concluded, based on the totality of factors observed, that it is not more-likely-than-not that the fair values of its reporting units are less than their respective carrying values. Accordingly, goodwill was not quantitatively tested for impairment during the nine months ended September 30, 2016.
There were no changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2016 and 2015.

Notes to Consolidated Financial Statements (Unaudited), continued

Other Intangible Assets
Changes in the carrying amounts of other intangible assets for the nine months ended September 30 are presented in the following table:

(Dollars in millions)	MSRs - Fair Value	Other	Total
Balance, January 1, 2016	$1,307	$18	$1,325
Amortization [1]	—	(6)	(6)
Servicing rights originated	198	—	198
Servicing rights purchased	104	—	104
Changes in fair value:
Due to changes in inputs and assumptions [2]	(328)	—	(328)
Other changes in fair value [3]	(160)	—	(160)
Servicing rights sold	(2)	—	(2)
Balance, September 30, 2016	$1,119	$12	$1,131

Balance, January 1, 2015	$1,206	$13	$1,219
Amortization [1]	—	(6)	(6)
Servicing rights originated	185	13	198
Servicing rights purchased	109	—	109
Changes in fair value:
Due to changes in inputs and assumptions [2]	(74)	—	(74)
Other changes in fair value [3]	(161)	—	(161)
Servicing rights sold	(3)	—	(3)
Balance, September 30, 2015	$1,262	$20	$1,282
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

The Company's estimated future amortization of intangible assets subject to amortization was immaterial at September 30, 2016.

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
Mortgage Servicing Rights
Income earned by the Company on its MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs. Such income earned for the three and nine months ended September 30, 2016 was $94 million and $272 million, respectively, and $89 million and $254 million for the three and nine months ended September 30, 2015, respectively. These amounts are reported in mortgage servicing related income in the Consolidated Statements of Income.
At September 30, 2016 and December 31, 2015, the total UPB of mortgage loans serviced was $154.0 billion and $148.2 billion, respectively. Included in these amounts were $123.9 billion and $121.0 billion at September 30, 2016 and December 31, 2015, respectively, of loans serviced for third parties. The Company purchased MSRs on residential loans with a UPB of $10.9 billion during the nine months ended September 30, 2016; $8.1 billion of which are reflected in the UPB amounts above and the transfer of servicing for the remainder is scheduled for the fourth quarter of 2016. The Company purchased MSRs on residential loans with a UPB of $10.3 billion during the nine months ended September 30, 2015. During the nine months ended September 30, 2016 and 2015, the Company sold MSRs on residential loans, at a price approximating their fair value, with a UPB of $464 million and $590 million, respectively.
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

Notes to Consolidated Financial Statements (Unaudited), continued

A summary of the key inputs used to estimate the fair value of the Company’s MSRs at September 30, 2016 and December 31, 2015, and the sensitivity of the fair values to immediate 10% and 20% adverse changes in those inputs, are presented in the following table.

(Dollars in millions)	September 30, 2016	December 31, 2015
Fair value of MSRs	$1,119	$1,307
Prepayment rate assumption (annual)	14%	10%
Decline in fair value from 10% adverse change	$50	$49
Decline in fair value from 20% adverse change	97	94
Option adjusted spread (annual)	9%	8%
Decline in fair value from 10% adverse change	$40	$64
Decline in fair value from 20% adverse change	78	123
Weighted-average life (in years)	5.4	6.6
Weighted-average coupon	4.0%	4.1%
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
Income earned by the Company on its consumer loan servicing rights is derived primarily from contractually specified servicing fees and other ancillary fees. Such income earned for the three and nine months ended September 30, 2016 was $2 million and $5 million, respectively, and is reported in other noninterest income in the Consolidated Statements of Income. Income earned for the three and nine months ended September 30, 2015 was $2 million and $3 million, respectively.
At September 30, 2016 and December 31, 2015, the total UPB of consumer indirect loans serviced was $578 million and $807 million, respectively, all of which were serviced for third parties. No consumer loan servicing rights were purchased or sold during the nine months ended September 30, 2016 and 2015.
Consumer loan servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The Company calculates the fair value of consumer servicing rights using a valuation model that calculates the present value of estimated future net servicing income using prepayment projections and other assumptions. Impairment, if any, is recognized when changes in valuation model inputs reflect a fair value for the servicing asset that is below its respective carrying value. At September 30, 2016, the amortized cost of the Company's consumer loan servicing rights was $5 million.

NOTE 8 - CERTAIN TRANSFERS OF FINANCIAL ASSETS AND VARIABLE INTEREST ENTITIES
The Company has transferred loans and securities in sale or securitization transactions in which the Company retains certain beneficial interests or servicing rights. These transfers of financial assets include certain residential mortgage loans, commercial and corporate loans, and consumer loans, as discussed in the following section, "Transfers of Financial Assets." Cash receipts on beneficial interests held related to these transfers were $4 million and $10 million for the three and nine months ended September 30, 2016, and $6 million and $14 million for the three and nine months ended September 30, 2015, respectively. The servicing fees related to these asset transfers (excluding servicing fees for residential mortgage loan transfers to GSEs, which are discussed in Note 7, “Goodwill and Other Intangible Assets”) were immaterial for both the three and nine months ended September 30, 2016 and 2015.
When a transfer or other transaction occurs with a VIE, the Company first determines whether it has a VI in the VIE. A VI is typically in the form of securities representing retained interests in transferred assets and, at times, servicing rights and/or collateral management fees. When determining whether to consolidate the VIE, the Company evaluates whether it is a primary beneficiary which has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE.
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
Except as specifically noted herein, the Company is not required to provide additional financial support to any of the entities to which the Company has transferred financial assets, nor has the Company provided any support it was not otherwise obligated to provide. No events occurred during the nine months ended September 30, 2016 that changed the Company’s previous conclusions regarding whether it is the primary beneficiary of the VIEs described herein. Furthermore, no events occurred during the nine months ended September 30, 2016 that changed the Company’s sale conclusion with regards to previously transferred residential mortgage loans, indirect auto loans, student loans, or commercial and corporate loans.

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
The Company sold residential mortgage loans to Ginnie Mae, Fannie Mae, and Freddie Mac, which resulted in pre-tax net gains of $131 million and $288 million for the three and nine months ended September 30, 2016, and $48 million and $171 million for the three and nine months ended September 30, 2015, respectively. The Company has made certain representations and warranties with respect to the transfer of these loans. See Note 12, “Guarantees,” for additional information regarding representations and warranties.
In a limited number of securitizations, the Company has received securities in addition to cash in exchange for the transferred loans, while also retaining servicing rights. The securities received are measured at fair value and classified as securities AFS. At September 30, 2016 and December 31, 2015, the fair value of securities received totaled $32 million and $38 million, respectively.
The Company evaluates securitization entities in which it has a VI for potential consolidation under the VIE consolidation model. Notwithstanding the Company's role as servicer, the Company typically does not have power over the securitization entities as a result of rights held by the master servicer. In certain transactions, the Company does have power as the servicer, but does not have an obligation to absorb losses, or the right to receive benefits, that could potentially be significant. In all such cases, the Company does not consolidate the securitization entity. Total assets of the unconsolidated entities in which the Company has a VI were $211 million and $241 million at September 30, 2016 and December 31, 2015, respectively.
The Company’s maximum exposure to loss related to these unconsolidated residential mortgage loan securitizations is comprised of the loss of value of any interests it retains, which was immaterial at both September 30, 2016 and December 31, 2015, and any repurchase obligations or other losses it incurs as a result of any guarantees related to these securitizations, which is discussed further in Note 12, “Guarantees.”
Commercial and Corporate Loans
The Company holds CLOs issued by securitization entities that own commercial leveraged loans and bonds, certain of which were transferred to the entities by the Company. The Company has determined that these entities are VIEs and that it is not the primary beneficiary of these entities because it does not possess the power to direct the activities that most significantly impact the economic performance of the entities. Total assets at September 30, 2016 and December 31, 2015, of unconsolidated entities in which the Company has a VI were $355 million and $525 million, respectively. Total liabilities at September 30, 2016 and December 31, 2015, of unconsolidated entities in which the Company has a VI were $319 million and $482 million, respectively. At September 30, 2016 and December 31, 2015, the Company's holdings included an immaterial amount of preference share exposure and senior debt exposure.

Consumer Loans
Guaranteed Student Loans
The Company has securitized government-guaranteed student loans through a transfer of loans to a securitization entity and retained the residual interest in the entity. The Company concluded that this entity should be consolidated because the Company has (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses, and the right to receive benefits, that could potentially be significant. At September 30, 2016 and December 31, 2015, the Company’s Consolidated Balance Sheets reflected $233 million and $262 million of assets held by the securitization entity and $230 million and $259 million of debt issued by the entity, respectively.
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
To the extent that losses on the transferred loans are the result of a breach of representations and warranties related to either the initial transfer or the Company's ongoing servicing responsibilities, the Company may be obligated to either cure the breach or repurchase the affected loans. The Company’s maximum exposure to loss related to the loans transferred to the securitization entity would arise from a breach of representations

Notes to Consolidated Financial Statements (Unaudited), continued

and warranties and/or a breach of the Company's servicing obligations. Potential losses suffered by the securitization entity that the Company may be liable for are limited to approximately

$578 million, which is the total remaining UPB of transferred loans and the carrying value of the servicing asset.

The Company's total managed loans, including the LHFI portfolio and other securitized and unsecuritized loans, are presented in the following table by portfolio balance and delinquency status (accruing loans 90 days or more past due and all nonaccrual loans) at September 30, 2016 and December 31, 2015, as well as the related net charge-offs for the three and nine months ended September 30, 2016 and 2015.

	Portfolio Balance [1]		Past Due and Nonaccrual [2]				Net Charge-offs
	September 30, 2016	December 31, 2015	September 30, 2016		December 31, 2015		Three Months Ended September 30				Nine Months Ended September 30
(Dollars in millions)							2016		2015		2016		2015
LHFI portfolio:
Commercial	$77,229	$75,252	$523		$344		$71		$13		$183		$47
Residential	39,398	38,928	756		729		21		36		80		146
Consumer	24,905	22,262	814		580		34		22		84		65
Total LHFI portfolio	141,532	136,442	2,093		1,653		126		71		347		258
Managed securitized loans [3]:
Residential	120,668	116,990	117	[3]	126	[3]	2	[4]	4	[4]	6	[4]	10	[4]
Consumer	578	807	—		1		1		1		2		1
Total managed securitized loans	121,246	117,797	117		127		3		5		8		11
Managed unsecuritized loans [5]	3,269	3,973	501		597		—		—		—		—
Total managed loans	$266,047	$258,212	$2,711		$2,377		$129		$76		$355		$269
1 Excludes $3.8 billion and $1.8 billion of LHFS at September 30, 2016 and December 31, 2015, respectively.
2 Excludes $2 million and $1 million of past due LHFS at September 30, 2016 and December 31, 2015, respectively.
3 Excludes loans that have completed the foreclosure or short sale process (i.e., involuntary prepayments).
4 Net charge-offs are associated with $429 million and $501 million of managed securitized residential loans at September 30, 2016 and December 31, 2015, respectively. Net charge-off data is not reported to the Company for the remaining balance of $120.2 billion and $116.5 billion of managed securitized residential loans at September 30, 2016 and December 31, 2015, respectively.
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
Total Return Swaps
At both September 30, 2016 and December 31, 2015, outstanding notional amounts of the Company's VIE-facing TRS contracts totaled $2.2 billion. The Company's related senior financing outstanding to VIEs was $2.2 billion at both September 30, 2016 and December 31, 2015. These financings were classified within trading assets and derivative instruments on the Consolidated Balance Sheets and were measured at fair value. The Company entered into client-facing TRS contracts of the same outstanding notional amounts. The notional amounts of the TRS contracts with VIEs represent the Company’s maximum exposure to loss, although this exposure has been mitigated via the TRS contracts with third party clients. For additional information on the Company’s TRS contracts and its involvement with these VIEs, see Note 13, “Derivative Financial Instruments,” in this Form 10-Q, as well as Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," to the Company's 2015 Annual Report on Form 10-K.

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
In limited circumstances, the Company owns both the limited partner and general partner interests, in which case the related partnerships are not considered VIEs and are consolidated by the Company. These properties were held for sale at September 30, 2016 and were immaterial. There were no properties sold during the nine months ended September 30, 2016. During the nine months ended September 30, 2015, properties with a carrying value of $72 million were sold for gains of $19 million. No properties were sold during the three months ended September 30, 2015.
The Company has concluded that it is not the primary beneficiary of affordable housing partnerships when it invests as a limited partner and there is a third party general partner. The investments are accounted for in accordance with the accounting guidance for investments in affordable housing projects. The general partner, or an affiliate of the general partner, often provides guarantees to the limited partner, which protects the Company from construction and operating losses and tax credit

Notes to Consolidated Financial Statements (Unaudited), continued

allocation deficits. Assets of $1.7 billion and $1.6 billion in these and other community development partnerships were not included in the Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, respectively. The Company's limited partner interests had carrying values of $804 million and $672 million at September 30, 2016 and December 31, 2015, respectively, and are recorded in other assets on the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss for these investments totaled $1.1 billion at both September 30, 2016 and December 31, 2015. The Company’s maximum exposure to loss would result from the loss of its limited partner investments along with $265 million and $268 million of loans, interest-rate swap fair value exposures, or letters of credit issued by the Company to the entities at September 30, 2016 and December 31, 2015, respectively. The remaining exposure to loss is primarily attributable to unfunded equity commitments that the Company is required to fund if certain conditions are met.
The Company also owns noncontrolling interests in funds whose purpose is to invest in community developments. At September 30, 2016 and December 31, 2015, the Company's investment in these funds totaled $157 million and $132 million, respectively. The Company's maximum exposure to loss on its investment in these funds is comprised of its equity investments in the funds, loans issued, and any additional unfunded equity commitments, which totaled $503 million and $321 million at September 30, 2016 and December 31, 2015, respectively.

During the three and nine months ended September 30, 2016, the Company recognized $27 million and $65 million of tax credits for qualified affordable housing projects, and $23 million and $62 million of amortization on these qualified affordable housing projects in the provision for income taxes, respectively. During the three and nine months ended September 30, 2015, the Company recognized $18 million and $46 million of tax credits for qualified affordable housing projects, and $17 million and $45 million of amortization on these qualified affordable housing projects in the provision for income taxes, respectively.
Certain of the Company's community development investments do not qualify as affordable housing projects for accounting purposes. The Company recognized tax credits for these investments of $18 million and $46 million during the three and nine months ended September 30, 2016, respectively, in the provision for income taxes. During the three and nine months ended September 30, 2015, the Company recognized $12 million and $30 million of tax credits for these community development investments, respectively, in the provision for income taxes. Amortization recognized on these investments totaled $13 million and $33 million, and $8 million and $18 million, during the three and nine months ended September 30, 2016 and 2015, respectively. The amortization is classified within Amortization in the Company's Consolidated Statements of Income.

NOTE 9 – NET INCOME PER COMMON SHARE
Equivalent shares of 8 million and 14 million related to common stock options and common stock warrants outstanding at September 30, 2016 and 2015, respectively, were excluded from the computations of diluted net income per average common share because they would have been anti-dilutive. On April 1, 2016, the Company early adopted ASU 2016-09, which provides improvements to employee share-based payment accounting, with an effective date of January 1, 2016. The early adoption favorably impacted both basic and diluted EPS by $0.02 per share for the nine months ended September 30, 2016. See Note 1, "Significant Accounting Policies," for additional information.
Reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding are presented in the following table.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars and shares in millions, except per share data)	2016	2015	2016	2015
Net income	$474	$537	$1,413	$1,449
Preferred dividends	(17)	(16)	(49)	(48)
Dividends and undistributed earnings allocated to unvested shares	—	(2)	(1)	(5)
Net income available to common shareholders	$457	$519	$1,363	$1,396

Average basic common shares	496	513	501	517
Effect of dilutive securities:
Stock options	2	2	2	2
Restricted stock, RSUs, and warrants	3	4	3	4
Average diluted common shares	501	519	506	523

Net income per average common share - diluted	$0.91	$1.00	$2.70	$2.67
Net income per average common share - basic	0.92	1.01	2.72	2.70

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 10 - INCOME TAXES
For the three months ended September 30, 2016 and 2015, the provision for income taxes was $215 million and $187 million, representing effective tax rates of 31% and 26%, respectively. The effective tax rates for the three months ended September 30, 2016 and 2015 were favorably impacted by net discrete income tax benefits of $3 million and $35 million, respectively. For the nine months ended September 30, 2016 and 2015, the provision for income taxes was $611 million and $579 million, representing effective tax rates of 30% and 29%, respectively. The effective tax rates for the nine months ended September 30, 2016 and 2015 were favorably impacted by net discrete income tax benefits of $13 million and $50 million, respectively.

The provision for income taxes includes both federal and state income taxes and differs from the provision using statutory rates primarily due to favorable permanent tax items such as income from lending to tax exempt entities and federal tax credits from community reinvestment activities. The Company calculated the provision for income taxes for the three and nine months ended September 30, 2016 and 2015 by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusting for discrete items that occurred during the period.

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

Stock-based compensation expense recognized in noninterest expense consisted of the following:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2016	2015	2016	2015
Stock options	$—	$—	$—	$1
Restricted stock	—	4	2	13
Performance stock units	16	5	39	21
RSUs	13	7	44	35
Total stock-based compensation	$29	$16	$85	$70

Stock-based compensation tax benefit	$11	$6	$32	$27

Changes in the components of net periodic benefit related to the Company's pension and other postretirement benefits plans are presented in the following table:

	Pension Benefits [1]				Other Postretirement Benefits
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$1	$2	$4	$4	$—	$—	$—	$—
Interest cost	24	29	73	87	—	1	1	2
Expected return on plan assets	(46)	(52)	(140)	(155)	(1)	(2)	(3)	(4)
Amortization of prior service credit	—	—	—	—	(1)	(1)	(4)	(4)
Amortization of actuarial loss	6	5	19	16	—	—	—	—
Net periodic benefit	($15)	($16)	($44)	($48)	($2)	($2)	($6)	($6)
1 Administrative fees are recognized in service cost for each of the periods presented.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 12 – GUARANTEES
The Company has undertaken certain guarantee obligations in the ordinary course of business. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform and make future payments should certain triggering events occur. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or through provision of the Company’s services. The following is a discussion of the guarantees that the Company has issued at September 30, 2016. The Company has also entered into certain contracts that are similar to guarantees, but that are accounted for as derivative instruments as discussed in Note 13, “Derivative Financial Instruments.”

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
At September 30, 2016 and December 31, 2015, the Company's maximum potential exposure for issued financial and performance standby letters of credit was $2.8 billion and $2.9 billion, respectively. The Company’s outstanding letters of credit generally have a term of more than one year. Some standby letters of credit are designed to be drawn upon in the normal course of business and others are drawn upon only in circumstances of dispute or default in the underlying transaction to which the Company is not a party. In all cases, the Company is entitled to reimbursement from the client. If a letter of credit is drawn upon and reimbursement is not provided by the client, the Company may take possession of the collateral securing the letter of credit, where applicable.
The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with its credit policies. Consistent with the methodologies used for all commercial borrowers, an internal assessment of the PD and loss severity in the event of default is performed. The management of credit risk for letters of credit leverages the risk rating process to focus greater visibility on higher risk and/or higher dollar letters of credit. The allowance for credit losses associated with letters of credit is a component of the unfunded commitments reserve recorded in other liabilities on the Consolidated Balance Sheets and is included in the allowance for credit losses as disclosed in Note 6, “Allowance for Credit Losses.” Additionally, unearned fees relating to letters of credit are recorded in other liabilities on the Consolidated Balance Sheets. The net carrying amount of unearned fees was immaterial at September 30, 2016 and December 31, 2015.

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
Loans sold to Ginnie Mae are insured by the FHA or are guaranteed by the VA. As servicer, the Company may elect to repurchase delinquent loans in accordance with Ginnie Mae guidelines, however, the loans continue to be insured. The Company may also indemnify the FHA and VA for losses related to loans not originated in accordance with their guidelines.

Notes to Consolidated Financial Statements (Unaudited), continued

The Company previously reached agreements in principle with Freddie Mac and Fannie Mae that relieve the Company of certain existing and future repurchase obligations related to loans sold from 2000-2008 to Freddie Mac and loans sold from 2000-2012 to Fannie Mae. Repurchase requests from GSEs, Ginnie Mae, and non-agency investors, for all vintages, are presented in the following table that summarizes demand activity.

	Nine Months Ended September 30
(Dollars in millions)	2016	2015
Pending repurchase requests, beginning of period	$17	$47
Repurchase requests received	30	58
Repurchase requests resolved:
Repurchased	(15)	(17)
Cured	(23)	(72)
Total resolved	(38)	(89)
Pending repurchase requests, end of period [1]	$9	$16

Percent from non-agency investors:
Ending pending repurchase requests	49.9%	6.0%
Repurchase requests received	—%	0.6%
1 Comprised of $4 million and $15 million from the GSEs, and $4 million and $1 million from non-agency investors at September 30, 2016 and 2015, respectively.

The repurchase and make whole requests received have been due primarily to alleged material breaches of representations related to compliance with the applicable underwriting standards, including borrower misrepresentation and appraisal issues. STM performs a loan-by-loan review of all requests and contests demands to the extent they are not considered valid.
The following table summarizes the changes in the Company’s reserve for mortgage loan repurchases:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2016	2015	2016	2015
Balance, beginning of period	$51	$60	$57	$85
Repurchase benefit	(3)	(1)	(9)	(9)
Charge-offs, net of recoveries	—	—	—	(17)
Balance, end of period	$48	$59	$48	$59

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
The following table summarizes the carrying value of the Company's outstanding repurchased mortgage loans at:

(Dollars in millions)	September 30, 2016	December 31, 2015
Outstanding repurchased mortgage loans:
Performing LHFI	$235	$255
Nonperforming LHFI	11	17
Total carrying value of outstanding repurchased mortgage loans	$246	$272

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
The Company normally retains servicing rights when loans are transferred, however, servicing rights are occasionally sold to third parties. When MSRs are sold, the Company makes representations and warranties related to servicing standards and obligations, and recognizes a liability for contingent losses recorded in other liabilities on the Consolidated Balance Sheets. This liability, which is separate from the reserve for mortgage loan repurchases, totaled $8 million and $14 million at September 30, 2016 and December 31, 2015, respectively.

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

Notes to Consolidated Financial Statements (Unaudited), continued

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
In May 2009, the Company sold its 3.2 million Class B shares to the Visa Counterparty and entered into a derivative with the Visa Counterparty. Under the derivative, the Visa Counterparty is compensated by the Company for any decline in the conversion factor as a result of the outcome of the

Litigation. Conversely, the Company is compensated by the Visa Counterparty for any increase in the conversion factor. The amount of payments made or received under the derivative is a function of the 3.2 million shares sold to the Visa Counterparty, the change in conversion rate, and Visa’s share price. The Visa Counterparty, as a result of its ownership of the Class B shares, is impacted by dilutive adjustments to the conversion factor of the Class B shares caused by the Litigation losses. Additionally, the Company will make a quarterly payment based on the notional of the derivative and a fixed rate until the date on which the Litigation is settled. The fair value of the derivative is estimated based on unobservable inputs consisting of management's estimate of the probability of certain litigation scenarios and the timing of the resolution of the Litigation due in large part to the aforementioned decision by the U.S. Court of Appeals for the Second Circuit. The fair value of the derivative liability was $15 million and $6 million at September 30, 2016 and December 31, 2015, respectively. The increase in fair value of the derivative liability was driven by changes in management's estimate of both the probability of certain litigation scenarios as well as the timing of the resolution of the Litigation. However, the ultimate impact to the Company could be significantly different based on the Litigation outcome.

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
Credit and Market Risk Associated with Derivative Instruments
Derivatives expose the Company to counterparty credit risk if the counterparty to the derivative contract does not perform as expected. The Company manages its exposure to credit risk associated with derivatives by entering into transactions with counterparties with defined exposure limits based on their credit quality and in accordance with established policies and procedures. All counterparties are reviewed regularly as part of the Company’s credit risk management practices and appropriate action is taken to adjust the exposure to certain counterparties as necessary. The Company’s derivative transactions may also be governed by ISDA agreements or other legally enforceable industry standard master netting agreements. In certain cases and depending on the nature of the underlying derivative transactions, bilateral collateral agreements are also utilized. Furthermore, the Company and its subsidiaries are subject to OTC derivative clearing requirements, which require certain derivatives to be cleared through central clearinghouses. These clearinghouses require the Company to post initial and variation margin to mitigate the risk of non-payment, the latter of which is received or paid daily based on the net asset or liability position of the contracts.
When the Company has more than one outstanding derivative transaction with a single counterparty, and there exists a legal right of offset with that counterparty, the Company considers its exposure to the counterparty to be the net fair value of its derivative positions with that counterparty. If the net fair value is positive, then the corresponding asset value also reflects cash collateral held. At September 30, 2016, these net asset positions were $1.1 billion, reflecting $1.9 billion of net derivative gains, adjusted for cash and other collateral of $811 million that the Company held in relation to these positions. At December 31, 2015, reported net derivative assets were $896 million, reflecting $1.4 billion of net derivative gains, adjusted for cash and other collateral held of $463 million.
Derivatives also expose the Company to market risk arising from the adverse effects that changes in market factors, such as interest rates, currency rates, equity prices, commodity prices,

Notes to Consolidated Financial Statements (Unaudited), continued

or implied volatility, may have on the value of a derivative. The Company comprehensively manages this risk by establishing and monitoring limits on the types and degree of risk that may be undertaken. The Company measures its risk exposure using a VAR methodology for derivatives designated as trading instruments. Other tools and risk measures are also used to actively manage risk associated with derivatives including scenario analysis and stress testing.
Derivative instruments are priced using observable market inputs at a mid-market valuation point and take into consideration appropriate valuation adjustments for collateral, market liquidity, and counterparty credit risk. For purposes of determining fair value adjustments to its OTC derivative positions, the Company takes into consideration the credit profile and likelihood of default by counterparties and itself, as well as its net exposure, which considers legally enforceable master netting agreements and collateral along with remaining maturities. The expected loss of each counterparty is estimated using market-based views of counterparty default probabilities observed in the single-name CDS market, when available and of sufficient liquidity. When single-name CDS market data is not available or not of sufficient liquidity, the probability of default is estimated using a combination of the Company's internal risk rating system and sector/rating based CDS data.
For purposes of estimating the Company’s own credit risk on derivative liability positions, the DVA, the Company uses probabilities of default from observable, sector/rating based CDS data. The Company adjusted the net fair value of its derivative contracts for estimates of counterparty credit risk by approximately $21 million and $4 million at September 30, 2016 and December 31, 2015, respectively. The increase in the net fair value adjustment during the nine months ended September 30, 2016 was due primarily to the combination of an enhancement of the Company's CVA/DVA methodology in the second quarter of 2016 to further incorporate market-based views of counterparty default probabilities as well as a decline in interest rates which resulted in higher counterparty exposure profiles. The impact from the associated methodology enhancements was an $11 million increase in the net fair value adjustment during the nine months ended September 30, 2016. The Company's approach for determining fair value adjustments of derivative instruments is subject to ongoing internal review and enhancement. This review includes consideration of whether to include a funding valuation adjustment in the fair value measurement of derivatives, which relates to the funding cost or benefit associated with collateralized derivative positions. For additional information on the Company's fair value measurements, see Note 14, "Fair Value Election and Measurement."
Currently, the majority of the Company’s derivatives contain contingencies that relate to the creditworthiness of the Bank. These contingencies, which are contained in industry standard master netting agreements, may be considered events of default. Should the Bank be in default under any of these provisions, the Bank’s counterparties would be permitted to close out transactions with the Bank on a net basis, at amounts that would approximate the fair values of the derivatives, resulting in a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. Additionally, certain of the Company’s derivative liability positions, totaling $1.4 billion and $1.1 billion in fair value at September 30, 2016 and December 31, 2015, respectively, contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an ATE that permits the counterparties to close-out net and apply collateral or, where a CSA is present, require the Bank to post additional collateral. At September 30, 2016, the Bank held senior long-term debt credit ratings of Baal/A-/A- from Moody’s, S&P, and Fitch, respectively. At September 30, 2016, ATEs have been triggered for less than $1 million in fair value liabilities. The maximum additional liability that could be triggered from ATEs was approximately $13 million at September 30, 2016. At September 30, 2016, $1.4 billion in fair value of derivative liabilities were subject to CSAs, against which the Bank has posted $1.4 billion in collateral, primarily in the form of cash. If requested by the counterparty pursuant to the terms of the CSA, the Bank would be required to post additional collateral of approximately $5 million against these contracts if the Bank were downgraded to Baa3/BBB-. Further downgrades to Ba1/BB+ or below do not contain predetermined collateral posting levels.

Notional and Fair Value of Derivative Positions
The following tables present the Company’s derivative positions at September 30, 2016 and December 31, 2015. The notional amounts in the tables are presented on a gross basis and have been classified within derivative assets or derivative liabilities based on the estimated fair value of the individual contract at September 30, 2016 and December 31, 2015. Gross positive and gross negative fair value amounts associated with respective notional amounts are presented without consideration of any netting agreements, including collateral arrangements. Net fair value derivative amounts are adjusted on an aggregate basis, where applicable, to take into consideration the effects of legally enforceable master netting agreements, including any cash collateral received or paid, and are recognized in trading assets and derivative instruments or trading liabilities and derivative instruments on the Consolidated Balance Sheets. For contracts constituting a combination of options that contain a written option and a purchased option (such as a collar), the notional amount of each option is presented separately, with the purchased notional amount generally being presented as a derivative asset and the written notional amount being presented as a derivative liability. For contracts that contain a combination of options, the fair value is generally presented as a single value with the purchased notional amount if the combined fair value is positive, and with the written notional amount if the combined fair value is negative.

Notes to Consolidated Financial Statements (Unaudited), continued

	September 30, 2016
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Derivative instruments designated in cash flow hedging relationships [1]
Interest rate contracts hedging floating rate loans	$18,950	$359	$1,500	$3
Derivative instruments designated in fair value hedging relationships [2]
Interest rate contracts hedging fixed rate debt	2,480	26	1,600	1
Interest rate contracts hedging brokered CDs	60	—	30	—
Total	2,540	26	1,630	1
Derivative instruments not designated as hedging instruments [3]
Interest rate contracts hedging:
MSRs [4]	13,499	812	19,800	516
LHFS, IRLCs [5]	4,620	12	7,015	32
LHFI	15	2	40	4
Trading activity [6]	66,678	2,600	66,930	2,412
Foreign exchange rate contracts hedging trading activity	3,603	102	3,440	83
Credit contracts hedging:
Loans	15	—	635	9
Trading activity [7]	2,334	28	2,472	26
Equity contracts hedging trading activity [6]	19,841	2,059	29,182	2,464
Other contracts:
IRLCs and other [8]	4,884	79	277	15
Commodities	629	59	626	56
Total	116,118	5,753	130,417	5,617
Total derivative instruments	$137,608	$6,138	$133,547	$5,621

Total gross derivative instruments, before netting		$6,138		$5,621
Less: Legally enforceable master netting agreements		(3,932)		(3,932)
Less: Cash collateral received/paid		(675)		(1,377)
Total derivative instruments, after netting		$1,531		$312
1 See “Cash Flow Hedges” in this Note for further discussion.
2 See “Fair Value Hedges” in this Note for further discussion.
3 See “Economic Hedging and Trading Activities” in this Note for further discussion.
4 Amount includes $7.3 billion of notional amounts related to interest rate futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.
5 Amount includes $946 million of notional amounts related to interest rate futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.
6 Amounts include $11.4 billion of notional amounts related to interest rate futures and $954 million of notional amounts related to equity futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table. Amounts also include notional amounts related to interest rate swaps hedging fixed rate debt.
7 Asset and liability amounts include $6 million and $8 million, respectively, of notional amounts from purchased and written credit risk participation agreements, whose notional is calculated as the notional of the derivative participated adjusted by the relevant RWA conversion factor.
8 Includes $49 million notional amount that is based on the 3.2 million of Visa Class B shares, the conversion ratio from Class B shares to Class A shares, and the Class A share price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Class B shares in the second quarter of 2009. See Note 12, “Guarantees” for additional information.

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
8 Includes $49 million notional amount that is based on the 3.2 million of Visa Class B shares, the conversion ratio from Class B shares to Class A shares, and the Class A share price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Class B shares in the second quarter of 2009. See Note 12, “Guarantees” for additional information.

Notes to Consolidated Financial Statements (Unaudited), continued

Impact of Derivative Instruments on the Consolidated Statements of Income and Shareholders’ Equity
The impacts of derivative instruments on the Consolidated Statements of Income and the Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30 are presented in the following tables. The impacts are segregated between derivatives that are designated in hedge accounting relationships and those that are used for economic hedging or trading purposes, with further identification of the underlying risks in the derivatives and the hedged items, where appropriate. The tables do not disclose the financial impact of the activities that these derivative instruments are intended to hedge.

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
(Dollars in millions)	Amount of Pre-tax Loss Recognized in OCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Pre-tax Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)	Classification of Pre-tax Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)
Derivative instruments in cash flow hedging relationships:
Interest rate contracts hedging floating rate loans [1]	($78)	$36	$408	$113	Interest and fees on loans
1 During the three and nine months ended September 30, 2016, the Company also reclassified $23 million and $77 million of pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been terminated or de-designated and are reclassified into earnings consistent with the pattern of net cash flows expected to be recognized.

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
(Dollars in millions)	Amount of Loss on Derivatives Recognized in Income	Amount of Gain on Related Hedged Items Recognized in Income	Amount of Gain Recognized in Income on Hedges (Ineffective Portion)	Amount of Gain on Derivatives Recognized in Income	Amount of Loss on Related Hedged Items Recognized in Income	Amount of Gain Recognized in Income on Hedges (Ineffective Portion)
Derivative instruments in fair value hedging relationships:
Interest rate contracts hedging fixed rate debt [1]	($10)	$11	$1	$20	($19)	$1
Interest rate contracts hedging brokered CDs [1]	—	—	—	—	—	—
Total	($10)	$11	$1	$20	($19)	$1
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives During the Three Months Ended September 30, 2016	Amount of Gain/(Loss) Recognized in Income on Derivatives During the Nine Months Ended September 30, 2016
Derivative instruments not designated as hedging instruments:
Interest rate contracts hedging:
MSRs	Mortgage servicing related income	$15	$306
LHFS, IRLCs	Mortgage production related income	(35)	(162)
LHFI	Other noninterest income	—	(3)
Trading activity	Trading income	11	24
Foreign exchange rate contracts hedging trading activity	Trading income	36	52
Credit contracts hedging:
Loans	Other noninterest income	(1)	(3)
Trading activity	Trading income	5	14
Equity contracts hedging trading activity	Trading income	1	5
Other contracts:
IRLCs	Mortgage production related income	122	291
Commodities	Trading income	1	2
Total		$155	$526

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
(Dollars in millions)	Amount of Pre-tax Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Pre-tax Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)	Classification of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)
Derivative instruments in cash flow hedging relationships:
Interest rate contracts hedging floating rate loans [1]	$204	$47	$338	$126	Interest and fees on loans
1 During the three and nine months ended September 30, 2015, the Company also reclassified $23 million and $61 million, respectively, of pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been terminated or de-designated and are reclassified into earnings consistent with the pattern of net cash flows expected to be recognized.

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
(Dollars in millions)	Amount of Gain/(Loss) on Derivatives Recognized in Income	Amount of Loss on Related Hedged Items Recognized in Income	Amount of Loss Recognized in Income on Hedges (Ineffective Portion)	Amount of Gain on Derivatives Recognized in Income	Amount of Loss on Related Hedged Items Recognized in Income	Amount of Loss Recognized in Income on Hedges (Ineffective Portion)
Derivative instruments in fair value hedging relationships:
Interest rate contracts hedging fixed rate debt [1]	$—	($1)	($1)	$7	($8)	($1)
Interest rate contracts hedging brokered CDs [1]	—	—	—	—	—	—
Total	$—	($1)	($1)	$7	($8)	($1)
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives During the Three Months Ended September 30, 2015	Amount of Gain/(Loss) Recognized in Income on Derivatives During the Nine Months Ended September 30, 2015
Derivative instruments not designated as hedging instruments:
Interest rate contracts hedging:
MSRs	Mortgage servicing related income	$298	$223
LHFS, IRLCs	Mortgage production related income	(69)	(60)
LHFI	Other noninterest income	(2)	(2)
Trading activity	Trading income	5	46
Foreign exchange rate contracts hedging trading activity	Trading income	21	57
Credit contracts hedging:
Loans	Other noninterest income	—	(1)
Trading activity	Trading income	6	19
Equity contracts hedging trading activity	Trading income	—	3
Other contracts:
IRLCs	Mortgage production related income	58	151
Commodities	Trading income	1	2
Total		$318	$438

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

The following tables present total gross derivative instrument assets and liabilities at September 30, 2016 and December 31, 2015, which are adjusted to reflect the effects of legally enforceable master netting agreements and cash collateral received or paid when calculating the net amount reported in the Consolidated Balance Sheets. Also included in the tables are financial instrument collateral related to legally enforceable master netting agreements that represents securities collateral received or pledged and customer cash collateral held at third party custodians. These amounts are not offset on the Consolidated Balance Sheets but are shown as a reduction to total derivative instrument assets and liabilities to derive net derivative assets and liabilities. These amounts are limited to the derivative asset/liability balance, and accordingly, do not include excess collateral received/pledged.

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
September 30, 2016
Derivative instrument assets:
Derivatives subject to master netting arrangement or similar arrangement	$5,703	$4,456	$1,247		$136	$1,111
Derivatives not subject to master netting arrangement or similar arrangement	79	—	79		—	79
Exchange traded derivatives	356	151	205		—	205
Total derivative instrument assets	$6,138	$4,607	$1,531	[1]	$136	$1,395

Derivative instrument liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$5,369	$5,158	$211		$33	$178
Derivatives not subject to master netting arrangement or similar arrangement	101	—	101		—	101
Exchange traded derivatives	151	151	—		—	—
Total derivative instrument liabilities	$5,621	$5,309	$312	[2]	$33	$279

December 31, 2015
Derivative instrument assets:
Derivatives subject to master netting arrangement or similar arrangement	$4,184	$3,156	$1,028		$66	$962
Derivatives not subject to master netting arrangement or similar arrangement	21	—	21		—	21
Exchange traded derivatives	260	157	103		—	103
Total derivative instrument assets	$4,465	$3,313	$1,152	[1]	$66	$1,086

Derivative instrument liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$4,162	$3,807	$355		$19	$336
Derivatives not subject to master netting arrangement or similar arrangement	105	—	105		—	105
Exchange traded derivatives	161	157	4		—	4
Total derivative instrument liabilities	$4,428	$3,964	$464	[2]	$19	$445
1 At September 30, 2016, $1.5 billion, net of $675 million offsetting cash collateral, is recognized in trading assets and derivative instruments within the Company's Consolidated Balance Sheets. At December 31, 2015, $1.2 billion, net of $397 million offsetting cash collateral, is recognized in trading assets and derivative instruments within the Company's Consolidated Balance Sheets.
2 At September 30, 2016, $312 million, net of $1.4 billion offsetting cash collateral, is recognized in trading liabilities and derivative instruments within the Company's Consolidated Balance Sheets. At December 31, 2015, $464 million, net of $1.0 billion offsetting cash collateral, is recognized in trading liabilities and derivative instruments within the Company's Consolidated Balance Sheets.

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
The Company periodically writes CDS, which are agreements under which the Company receives premium payments from its counterparty for protection against an event of default of a reference asset. In the event of default under the CDS, the Company would either settle its obligation net in cash or make a cash payment to its counterparty and take delivery of the defaulted reference asset, from which the Company may recover all, a portion, or none of the credit loss, depending on the performance of the reference asset. Events of default, as defined in the CDS agreements, are generally triggered upon the failure to pay and similar events related to the issuer(s) of the reference asset. When the Company has written CDS, all written CDS contracts reference single name corporate credits or corporate credit indices. The Company generally enters into offsetting purchased CDS for the underlying reference asset, under which the Company pays a premium to its counterparty for protection against an event of default on the reference asset. The counterparties to these purchased CDS are generally of high creditworthiness and typically have ISDA master netting agreements in place that subject the CDS to master netting provisions, thereby mitigating the risk of non-payment to the Company. As such, at September 30, 2016, the Company did not have any material risk of making a non-recoverable payment on any written CDS. During 2016 and 2015, the only instances of default on written CDS were driven by credit indices with constituent credit default. In all cases where the Company made resulting cash payments to settle, the Company collected like amounts from the counterparties to the offsetting purchased CDS.
At September 30, 2016, written CDS had remaining terms of four years. There were no written CDS at December 31, 2015. The fair value of written CDS was $3 million at September 30, 2016. The maximum guarantees outstanding at September 30, 2016, as measured by the gross notional amount of written CDS, was $170 million, which represents risk reduction trades offsetting purchased CDS positions. At September 30, 2016 and December 31, 2015, the gross notional amounts of purchased CDS contracts designated as trading instruments were $305 million and $150 million, respectively. The fair values of purchased CDS were $5 million and $1 million at September 30, 2016 and December 31, 2015, respectively.
The Company has also entered into TRS contracts on loans. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same amount on the matched TRS. To mitigate its credit risk, the Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral if the fair value of the underlying reference assets deteriorates. There were $2.2 billion of outstanding TRS notional balances at both September 30, 2016 and December 31, 2015. The fair values of these TRS assets and liabilities at September 30, 2016 were $25 million and $21 million, respectively, and related collateral held at September 30, 2016 was $474 million. The fair values of the TRS assets and liabilities at December 31, 2015 were $57 million and $52 million, respectively, and related collateral held at December 31, 2015 was $492 million. For additional information on the Company's TRS contracts, see Note 8, "Certain Transfers of Financial Assets and Variable Interest Entities," as well as Note 14, "Fair Value Election and Measurement."
The Company writes risk participations, which are credit derivatives, whereby the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on a derivative, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative. The Company manages its payment risk on its risk participations by monitoring the creditworthiness of the obligors, which are all corporations or partnerships, through the normal credit review process that the Company would have performed had it entered into a derivative directly with the obligors. To date, no material losses have been incurred related to the Company’s written risk participations. At September 30, 2016, the remaining terms on these risk participations generally ranged from zero to 31 years, with a weighted average term on the maximum estimated exposure of 9.0 years. At December 31, 2015, the remaining terms on these risk participations generally ranged from less than one year to eight years, with a weighted average term on the maximum estimated exposure of 5.6 years. The Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $78 million and $55 million at September 30, 2016 and December 31, 2015, respectively. The fair values of the written risk participations were immaterial at both September 30, 2016 and December 31, 2015. The Company may enter into purchased risk participations to mitigate this written credit risk exposure to a derivative counterparty.

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
Interest rate swaps have been designated as hedging the exposure to the benchmark interest rate risk associated with floating rate loans. At September 30, 2016, the maturities for hedges of floating rate loans ranged from less than one year to six years, with the weighted average being 4.0 years. At December 31, 2015, the maturities for hedges of floating rate loans ranged from less than one year to seven years, with the weighted average being 3.3 years. These hedges have been highly effective in offsetting the designated risks, yielding an immaterial amount of ineffectiveness for the three and nine

Notes to Consolidated Financial Statements (Unaudited), continued

months ended September 30, 2016 and 2015. At September 30, 2016, $200 million of deferred net pre-tax gains on derivative instruments designated as cash flow hedges on floating rate loans recognized in AOCI are expected to be reclassified into net interest income during the next twelve months. The amount to be reclassified into income incorporates the impact from both active and terminated or de-designated cash flow hedges, including the net interest income earned on the active hedges, assuming no changes in LIBOR. The Company may choose to terminate or de-designate a hedging relationship due to a change in the risk management objective for that specific hedge item, which may arise in conjunction with an overall balance sheet management strategy.
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
The Company elects to measure certain assets and liabilities at fair value to better align its financial performance with the economic value of actively traded or hedged assets or liabilities. The use of fair value also enables the Company to mitigate non-economic earnings volatility caused from financial assets and liabilities being measured using different bases of accounting, as well as to more accurately portray the active and dynamic management of the Company’s balance sheet.
The Company uses various valuation techniques and assumptions in estimating fair value. The assumptions used to estimate the value of an instrument have varying degrees of impact to the overall fair value of an asset or liability. This process involves gathering multiple sources of information, including broker quotes, values provided by pricing services, trading activity in other identical or similar securities, market indices, and pricing matrices. When observable market prices for the asset or liability are not available, the Company employs various modeling techniques, such as discounted cash flow analyses, to estimate fair value. Models used to produce material financial reporting information are validated prior to use and following any material change in methodology. Their performance is monitored at least quarterly, and any material deterioration in model performance is escalated. This review is performed by different internal groups depending on the type of fair value asset or liability.
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

	September 30, 2016
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments [1]	Assets/Liabilities at Fair Value
Assets
Trading assets and derivative instruments:
U.S. Treasury securities	$547	$—	$—	$—	$547
Federal agency securities	—	259	—	—	259
U.S. states and political subdivisions	—	187	—	—	187
MBS - agency	—	883	—	—	883
CLO securities	—	1	—	—	1
Corporate and other debt securities	—	723	—	—	723
CP	—	202	—	—	202
Equity securities	51	—	—	—	51
Derivative instruments	356	5,703	79	(4,607)	1,531
Trading loans	—	2,660	—	—	2,660
Total trading assets and derivative instruments	954	10,618	79	(4,607)	7,044

Securities AFS:
U.S. Treasury securities	4,983	—	—	—	4,983
Federal agency securities	—	334	—	—	334
U.S. states and political subdivisions	—	257	4	—	261
MBS - agency	—	23,316	—	—	23,316
MBS - non-agency residential	—	—	76	—	76
ABS	—	—	11	—	11
Corporate and other debt securities	—	31	5	—	36
Other equity securities [2]	104	—	551	—	655
Total securities AFS	5,087	23,938	647	—	29,672

Residential LHFS	—	3,023	3	—	3,026
LHFI	—	—	234	—	234
MSRs	—	—	1,119	—	1,119

Liabilities
Trading liabilities and derivative instruments:
U.S. Treasury securities	918	—	—	—	918
MBS - agency	—	2	—	—	2
Corporate and other debt securities	—	252	—	—	252
Derivative instruments	152	5,454	15	(5,309)	312
Total trading liabilities and derivative instruments	1,070	5,708	15	(5,309)	1,484

Brokered time deposits	—	54	—	—	54
Long-term debt	—	963	—	—	963
1 Amounts represent offsetting cash collateral received from, and paid to, the same derivative counterparties, and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists.
2 Includes $104 million of mutual fund investments, $143 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, and $6 million of other.

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

(Dollars in millions)	Fair Value at September 30, 2016	Aggregate UPB at September 30, 2016	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,660	$2,607	$53
LHFS:
Accruing	3,026	2,914	112
LHFI:
Accruing	232	233	(1)
Nonaccrual	2	3	(1)
Liabilities:
Brokered time deposits	54	54	—
Long-term debt	963	907	56

(Dollars in millions)	Fair Value at December 31, 2015	Aggregate UPB at December 31, 2015	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,655	$2,605	$50
LHFS:
Accruing	1,494	1,453	41
LHFI:
Accruing	254	259	(5)
Nonaccrual	3	5	(2)
Liabilities:
Long-term debt	973	907	66

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present the change in fair value during the three and nine months ended September 30, 2016 and 2015 of financial instruments for which the FVO has been elected, as well as for MSRs. The tables do not reflect the change in fair value attributable to related economic hedges that the Company uses to mitigate market-related risks associated with the financial instruments. Generally, changes in the fair value of economic hedges are recognized in trading income, mortgage production related income, mortgage servicing related income, or other noninterest income as appropriate, and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below. The Company’s economic hedging activities are deployed at both the instrument and portfolio level.

	Fair Value Gain/(Loss) for the Three Months Ended September 30, 2016 for Items Measured at Fair Value Pursuant to Election of the FVO					Fair Value Gain/(Loss) for the Nine Months Ended September 30, 2016 for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Other Noninterest Income	Total Changes in Fair Values Included in Earnings [2]	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Other Noninterest Income	Total Changes in Fair Values Included in Earnings [2]
Assets:
Trading loans	$6	$—	$—	$—	$6	$11	$—	$—	$—	$11
LHFS	—	15	—	—	15	—	92	—	—	92
LHFI	—	—	—	(1)	(1)	—	—	—	5	5
MSRs	—	—	(56)	—	(56)	—	2	(488)	—	(486)
Liabilities:
Brokered time deposits	1	—	—	—	1	1	—	—	—	1
Long-term debt	7	—	—	—	7	10	—	—	—	10
1 Income related to LHFS does not include income from IRLCs. For the three and nine months ended September 30, 2016, income related to MSRs includes income recognized upon the sale of loans reported at LOCOM.
2 Changes in fair value for the three and nine months ended September 30, 2016 exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, LHFI, brokered time deposits, and long-term debt that have been elected to be measured at fair value are recognized in interest income or interest expense in the Consolidated Statements of Income.

	Fair Value (Loss)/Gain for the Three Months Ended September 30, 2015 for Items Measured at Fair Value Pursuant to Election of the FVO					Fair Value Gain/(Loss) for the Nine Months Ended September 30, 2015 for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Other Noninterest Income	Total Changes in Fair Values Included in Earnings [2]	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Other Noninterest Income	Total Changes in Fair Values Included in Earnings [2]
Assets:
Trading loans	($1)	$—	$—	$—	($1)	$1	$—	$—	$—	$1
LHFS	—	20	—	—	20	—	32	—	—	32
LHFI	—	—	—	4	4	—	—	—	3	3
MSRs	—	—	(198)	—	(198)	—	1	(235)	—	(234)
Liabilities:
Long-term debt	9	—	—	—	9	28	—	—	—	28
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

Notes to Consolidated Financial Statements (Unaudited), continued

The following is a discussion of the valuation techniques and inputs used in estimating fair value measurements for assets and liabilities measured at fair value on a recurring basis and classified as level 1, 2, and/or 3.
Trading Assets and Derivative Instruments and Securities Available for Sale
Unless otherwise indicated, trading assets are priced by the trading desk and securities AFS are valued by an independent third party pricing service.

Federal agency securities
The Company includes in this classification securities issued by federal agencies and GSEs. Agency securities consist of debt obligations issued by HUD, FHLB, and other agencies or collateralized by loans that are guaranteed by the SBA and are, therefore, backed by the full faith and credit of the U.S. government. For SBA instruments, the Company estimated fair value based on pricing from observable trading activity for similar securities or from a third party pricing service. Accordingly, the Company classified these instruments as level 2.
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
Level 3 AFS municipal securities at September 30, 2016 and December 31, 2015 includes an immaterial amount of bonds that are redeemable with the issuer at par and cannot be traded in the market. As such, no significant observable market data for these instruments is available; therefore, these securities are priced at par.

MBS – agency
Agency MBS includes pass-through securities and collateralized mortgage obligations issued by GSEs and U.S. government agencies, such as Fannie Mae, Freddie Mac, and Ginnie Mae. Each security contains a guarantee by the issuing GSE or agency. For agency MBS, the Company estimated fair value based on pricing from observable trading activity for similar securities or from a third party pricing service; accordingly, the Company has classified these instruments as level 2.
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
Corporate and other debt securities
Corporate debt securities are comprised predominantly of senior and subordinate debt obligations of domestic corporations and are classified as level 2. Other debt securities classified as trading in level 3 at December 31, 2015 included bonds that were not actively traded in the market and for which valuation judgments were highly subjective due to limited observable market data. At December 31, 2015, the fair value of these level 3 bonds were estimated using market comparable bond index yields. These bonds were sold during the first quarter of 2016.
Other debt securities classified as AFS in level 3 at September 30, 2016 and December 31, 2015 include bonds that are redeemable with the issuer at par and cannot be traded in the market. As such, observable market data for these instruments is not available.
Commercial Paper
The Company acquires CP that is generally short-term in nature (maturity of less than 30 days) and highly rated. The Company estimates the fair value of this CP based on observable pricing from executed trades of similar instruments; as such, CP is classified as level 2.
Equity securities
Equity securities classified as securities AFS include primarily FHLB of Atlanta stock and Federal Reserve Bank of Atlanta stock, which are redeemable with the issuer at cost and cannot be traded in the market. As such, observable market data for these instruments is not available and they are classified as level 3. The Company accounts for the stock based on industry guidance that requires these investments be carried at cost and evaluated for impairment based on the ultimate recovery of cost.

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
The Company's derivative instruments classified as level 3 include IRLCs that satisfy the criteria to be treated as derivative financial instruments. The fair value of IRLCs on residential LHFS, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on the Company’s historical data and reflect the Company’s best estimate of the likelihood that a commitment will result in a closed loan. As pull-through rates increase, the fair value of IRLCs also increases. Servicing value is included in the fair value of IRLCs, and the fair value of servicing is determined by projecting cash flows, which are then discounted to estimate an expected fair value. The fair value of servicing is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. Because these inputs are not transparent in market trades, IRLCs are considered to be level 3 assets. During the three and nine months ended September 30, 2016, the Company transferred $116 million and $232 million, respectively, of net IRLCs out of level 3 as the associated loans were closed. During the three and nine months ended September 30, 2015, the Company transferred $41 million and $138 million, respectively, of net IRLCs out of level 3 as the associated loans were closed.

Trading loans
The Company engages in certain businesses whereby electing to measure loans at fair value for financial reporting aligns with the underlying business purpose. Specifically, loans included within this classification include trading loans that are: (i) made or acquired in connection with the Company’s TRS business, (ii) part of the loan sales and trading business within the Company’s Wholesale Banking segment, and (iii) backed by the SBA. See Note 8, "Certain Transfers of Financial Assets and Variable Interest Entities," and Note 13, “Derivative Financial Instruments,” for further discussion of this business. All of these loans are classified as level 2 due to the nature of market data that the Company uses to estimate fair value.
The loans made in connection with the Company’s TRS business are short-term, senior demand loans supported by a pledge agreement granting first priority security interest to the Bank in all the assets held by the borrower, a VIE with assets comprised primarily of corporate loans. While these loans do not trade in the market, the Company believes that the par amount of the loans approximates fair value and no unobservable assumptions are used by the Company to value these loans. At both September 30, 2016 and December 31, 2015, the Company had outstanding $2.2 billion of these short-term loans measured at fair value.
The loans from the Company’s sales and trading business are commercial and corporate leveraged loans that are either traded in the market or for which similar loans trade. The Company elected to measure these loans at fair value since they are actively traded. For both the three and nine months ended September 30, 2016 and 2015, the Company recognized an immaterial amount of gains/(losses) in the Consolidated Statements of Income due to changes in fair value attributable to instrument-specific credit risk. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the Company does not believe that trading activity qualifies the loans as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded. At September 30, 2016 and December 31, 2015, $407 million and $356 million, respectively, of loans related to the Company’s trading business were held in inventory.
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

Notes to Consolidated Financial Statements (Unaudited), continued

LHFS classified as level 2 are primarily agency loans which trade in active secondary markets and are priced using current market pricing for similar securities, adjusted for servicing, interest rate risk, and credit risk. Non-agency residential mortgages are also included in level 2 LHFS. Transfers of certain mortgage LHFS into level 3 during the three and nine months ended September 30, 2016 and 2015 were largely due to borrower defaults or the identification of other loan defects impacting the marketability of the loans.
For residential loans that the Company has elected to measure at fair value, the Company recognized an immaterial amount of gains/(losses) in the Consolidated Statements of Income due to changes in fair value attributable to borrower-specific credit risk for both the three and nine months ended September 30, 2016 and 2015. In addition to borrower-specific credit risk, there are other more significant variables that drive changes in the fair values of the loans, including interest rates and general market conditions.
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
Liabilities
Trading liabilities and derivative instruments
Trading liabilities are comprised primarily of derivative contracts, but also include various contracts (primarily U.S. Treasury securities, corporate and other debt securities) that the Company uses in certain of its trading businesses. The Company's valuation methodologies for these derivative contracts and securities are consistent with those discussed within the corresponding sections herein under “Trading Assets and Derivative Instruments and Securities Available for Sale.”

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
On January 1, 2016, the Company partially adopted ASU 2016-01, which requires changes in credit spreads for financial liabilities measured at fair value pursuant to a fair value option to be recognized in OCI. The impact to OCI is determined from the change in credit spreads above LIBOR swap spreads. For both the three and nine months ended September 30, 2016 the impact on AOCI due to changes in credit spreads was immaterial. For additional information on the Company's partial adoption of ASU 2016-01, see Note 1, "Significant Accounting Policies."
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
The Company utilizes derivative financial instruments to convert interest rates on its debt from fixed to floating rates. Prior to January 1, 2016, changes in the Company’s credit spreads for public debt measured at fair value impacted earnings. For the three and nine months ended September 30, 2015, the estimated earnings impact from changes in credit spreads above U.S.

Notes to Consolidated Financial Statements (Unaudited), continued

Treasury rates resulted in an immaterial amount of gains/(losses). On January 1, 2016, the Company partially adopted ASU 2016-01, which requires changes in credit spreads for certain financial instruments elected to be measured at fair value to be recognized in OCI. The impact to OCI for public debt measured at fair value is determined based on the change in credit spreads above LIBOR swap spreads. Upon adoption, the Company recognized a $5 million one-time, cumulative credit risk adjustment in AOCI to recognize the change in credit spreads that occurred prior to January 1, 2016. For the three and nine months ended September 30, 2016, the impact on AOCI from changes in credit spreads resulted in a loss of $3 million and $5 million, respectively, net of tax. For additional information on the Company's partial adoption of ASU 2016-01, see Note 1, "Significant Accounting Policies."

Other liabilities
At December 31, 2015 the Company’s other liabilities measured at fair value on a recurring basis included a contingent consideration obligation related to a prior business combination. Contingent consideration was adjusted to fair value until settled. As the assumptions used to measure fair value were based on internal metrics that were not observable in the market, the contingent consideration liability was classified as level 3. During the first quarter of 2016, the Company's contingent consideration obligation under the liability was settled and paid in full.

The valuation technique and range, including weighted average, of the unobservable inputs associated with the Company's level 3 assets and liabilities are as follows:

	Level 3 Significant Unobservable Input Assumptions
(Dollars in millions)	Fair value September 30, 2016	Valuation Technique	Unobservable Input [1]	Range (weighted average)
Assets
Trading assets and derivative instruments:
Derivative instruments, net [2]	$64	Internal model	Pull through rate	44-100% (77%)
			MSR value	18-147 bps (95 bps)
Securities AFS:
U.S. states and political subdivisions	4	Cost	N/A
MBS - non-agency residential	76	Third party pricing	N/A
ABS	11	Third party pricing	N/A
Corporate and other debt securities	5	Cost	N/A
Other equity securities	551	Cost	N/A
Residential LHFS	3	Monte Carlo/Discounted cash flow	Option adjusted spread	104-197 bps (125 bps)
			Conditional prepayment rate	4-26 CPR (16 CPR)
			Conditional default rate	0-2 CDR (0.6 CDR)
LHFI	232	Monte Carlo/Discounted cash flow	Option adjusted spread	62-784 bps (185 bps)
			Conditional prepayment rate	5-37 CPR (16 CPR)
			Conditional default rate	0-5 CDR (1.8 CDR)
	2	Collateral based pricing	Appraised value	NM [3]
MSRs	1,119	Monte Carlo/Discounted cash flow	Conditional prepayment rate	3-28 CPR (14 CPR)
			Option adjusted spread	0-124% (9%)
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
4 Not meaningful.

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (other than servicing rights which are disclosed in Note 7, “Goodwill and Other Intangible Assets”). Transfers into and out of the fair value hierarchy levels are assumed to occur at the end of the period in which the transfer occurred. None of the transfers into or out of level 3 have been the result of using alternative valuation approaches to estimate fair values. There were no transfers between level 1 and 2 during the three and nine months ended September 30, 2016 and 2015.

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning Balance July 1, 2016	Included in Earnings		OCI		Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items	Transfers into Level 3	Transfers out of Level 3	Fair Value September 30, 2016	Included in Earnings (held at September 30, 2016) [1]
Assets
Trading assets:
Derivative instruments, net	$60	$118	[2]	$—		$—	$—	$2	($116)	$—	$—	$64	$73	[2]
Securities AFS:
U.S. states and political subdivisions	4	—		—		—	—	—	—	—	—	4	—
MBS - non-agency residential	83	—		—		—	—	(7)	—	—	—	76	—
ABS	11	—		1	[3]	—	—	(1)	—	—	—	11	—
Corporate and other debt securities	5	—		—		—	—	—	—	—	—	5	—
Other equity securities	610	—		—		—	—	(59)	—	—	—	551	—
Total securities AFS	713	—		1	[3]	—	—	(67)	—	—	—	647	—

Residential LHFS	4	—		—		—	(13)	—	(2)	14	—	3	—
LHFI	246	(2)	[4]	—		—	—	(10)	(2)	2	—	234	(2)	[4]

Notes to Consolidated Financial Statements (Unaudited), continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning Balance January 1, 2016	Included in Earnings		OCI		Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items	Transfers into Level 3	Transfers out of Level 3	Fair Value September 30, 2016	Included in Earnings (held at September 30, 2016 1)
Assets
Trading assets:
Corporate and other debt securities	$89	($1)	[5]	$—		$—	($88)	$—	$—	$—	$—	$—	$—
Derivative instruments, net	15	279	[2]	—		—	—	2	(232)	—	—	64	68	[2]
Total trading assets	104	278		—		—	(88)	2	(232)	—	—	64	68
Securities AFS:
U.S. states and political subdivisions	5	—		—		—	—	(1)	—	—	—	4	—
MBS - non-agency residential	94	—		(1)	[3]	—	—	(17)	—	—	—	76	—
ABS	12	—		1	[3]	—	—	(2)	—	—	—	11	—
Corporate and other debt securities	5	—		—		—	—	—	—	—	—	5	—
Other equity securities	440	—		1	[3]	276	—	(166)	—	—	—	551	—
Total securities AFS	556	—		1	[3]	276	—	(186)	—	—	—	647	—

Residential LHFS	5	—		—		—	(27)	—	(4)	31	(2)	3	—
LHFI	257	4	[4]	—		—	—	(32)	(1)	6	—	234	4	[4]
Liabilities
Other liabilities	23	—		—		—	—	(23)	—	—	—	—	—
1 Change in unrealized gains/(losses) included in earnings during the period related to financial assets still held at September 30, 2016.
2 Includes issuances, fair value changes, and expirations and are recognized in mortgage production related income.
3 Amounts recognized in OCI are included in change in net unrealized gains/(losses) on securities AFS, net of tax.
4 Amounts are generally included in mortgage production related income; however, the mark on certain fair value loans is included in other noninterest income.
5 Amounts included in earnings are recognized in trading income.

Notes to Consolidated Financial Statements (Unaudited), continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning Balance July 1, 2015	Included in Earnings		OCI		Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items	Transfers into Level 3	Transfers out of Level 3	Fair Value September 30, 2015	Included in Earnings (held at September 30, 2015 1)
Assets
Trading assets:
Derivative instruments, net	$14	$58	[2]	$—		$—	$—	$1	($41)	$—	$—	$32	($1)	[2]
Securities AFS:
U.S. states and political subdivisions	5	—		—		—	—	—	—	—	—	5	—
MBS - non-agency residential	112	(1)		1	[3]	—	—	(10)	—	—	—	102	(1)
ABS	17	—		—		—	—	(2)	—	—	—	15	—
Corporate and other debt securities	3	—		—		5	—	(3)	—	—	—	5	—
Other equity securities	582	—		(2)	[3]	—	—	(140)	—	—	—	440	—
Total securities AFS	719	(1)		(1)		5	—	(155)	—	—	—	567	(1)

Residential LHFS	2	—		—		—	(7)	—	(1)	8	—	2	—
LHFI	263	3	[4]	—		—	—	(8)	—	4	—	262	3	[4]
Liabilities
Other liabilities	23	—		—		—	—	—	—	—	—	23	—

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning Balance January 1, 2015	Included in Earnings		OCI		Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items	Transfers into Level 3	Transfers out of Level 3	Fair Value September 30, 2015	Included in Earnings (held at September 30, 2015 1)
Assets
Trading assets:
Derivative instruments, net	$20	$148	[2]	$—		$—	$—	$2	($138)	$—	$—	$32	($5)	[2]
Securities AFS:
U.S. states and political subdivisions	12	—		—		—	—	(7)	—	—	—	5	—
MBS - non-agency residential	123	(1)		2	[3]	—	—	(22)	—	—	—	102	(1)
ABS	21	—		—		—	—	(6)	—	—	—	15	—
Corporate and other debt securities	5	—		—		5	—	(5)	—	—	—	5	—
Other equity securities	785	—		(2)	[3]	104	—	(447)	—	—	—	440	—
Total securities AFS	946	(1)		—		109	—	(487)	—	—	—	567	(1)

Residential LHFS	1	—		—		—	(16)	—	(2)	19	—	2	—
LHFI	272	3	[4]	—		—	—	(32)	(1)	20	—	262	1	[4]
Liabilities
Other liabilities	27	6	[5]	—		—	—	(10)	—	—	—	23	6	[5]
1 Change in unrealized gains/(losses) included in earnings during the period related to financial assets/liabilities still held at September 30, 2015.
2 Includes issuances, fair value changes, and expirations and are recognized in mortgage production related income.
3 Amounts recognized in OCI are included in change in net unrealized gains/(losses) on securities AFS, net of tax.
4 Amounts are generally included in mortgage production related income; however, the mark on certain fair value loans is included in trading income.
5 Amounts included in earnings are recognized in other noninterest expense.

Notes to Consolidated Financial Statements (Unaudited), continued

Non-recurring Fair Value Measurements
The following tables present losses recognized on assets still held at period end, and measured at fair value on a non-recurring basis, for the three and nine months ended September 30, 2016 and the year ended December 31, 2015. Adjustments to fair value generally result from the application of LOCOM or through write-downs of individual assets. The tables do not reflect changes in fair value attributable to economic hedges the Company may have used to mitigate interest rate risk associated with LHFS.

		Fair Value Measurements			Losses for the Three Months Ended September 30, 2016	Losses for the Nine Months Ended September 30, 2016
(Dollars in millions)	September 30, 2016	Level 1	Level 2	Level 3
LHFI	$47	$—	$—	$47	$—	$—
OREO	15	—	—	15	(1)	(2)
Other assets	125	—	79	46	(13)	(37)

		Fair Value Measurements			Losses for the Year Ended December 31, 2015
(Dollars in millions)	December 31, 2015	Level 1	Level 2	Level 3
LHFS	$202	$—	$—	$202	($6)
LHFI	48	—	—	48	—
OREO	19	—	—	19	(4)
Other assets	36	—	29	7	(6)

Discussed below are the valuation techniques and inputs used in estimating fair values for assets measured at fair value on a non-recurring basis and classified as level 2 and/or 3.
Loans Held for Sale
At December 31, 2015, LHFS consisted of commercial loans that were valued using significant unobservable assumptions from comparably rated loans. As such, these loans are classified as level 3. The decline in LHFS compared to December 31, 2015 was due to the sale of $185 million of these loans in the second quarter of 2016 and the sale of the remaining $17 million in the third quarter of 2016.

Loans Held for Investment
At September 30, 2016 and December 31, 2015, LHFI consisted primarily of consumer and residential real estate loans discharged in Chapter 7 bankruptcy that had not been reaffirmed by the borrower, as well as nonperforming CRE loans for which specific reserves had been recognized. Cash proceeds from the sale of the underlying collateral is the expected source of repayment for a majority of these loans. Accordingly, the fair value of these loans is derived from the estimated fair value of the underlying collateral, incorporating market data if available. There were no gains/(losses) recognized during the three and nine months ended September 30, 2016 or during the year ended December 31, 2015, as the charge-offs related to these loans are a component of the ALLL. Due to the lack of market data for similar assets, all of these loans are classified as level 3.

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
Investments in cost and equity method investments are valued based on the expected remaining cash flows to be received from these assets discounted at a market rate that is commensurate with the expected risk, considering relevant Company-specific valuation multiples, where applicable. Based on the valuation methodology and associated unobservable inputs, these investments are classified as level 3. During the nine months ended September 30, 2016, the Company recognized impairment charges of $8 million on its equity investments. There were no impairment charges recognized on equity investments during the three months ended September 30, 2016 or during the year ended December 31, 2015.
Other repossessed assets comprises repossessed personal property that is measured at fair value less cost to sell. These assets are classified as level 3 as their fair value is determined based on a variety of subjective, unobservable factors. There were no losses recognized in earnings by the Company on other repossessed assets during the three and nine months ended September 30, 2016 or during the year ended December 31, 2015, as the impairment charges on repossessed personal property were a component of the ALLL.
The Company monitors the fair value of assets under operating leases where the Company is the lessor and recognizes impairment on the leased asset to the extent the carrying value is not recoverable and is greater than its fair value. Fair value is determined using collateral specific pricing digests, external appraisals, broker opinions, recent sales data from industry

Notes to Consolidated Financial Statements (Unaudited), continued

equipment dealers, and the discounted cash flows derived from the underlying lease agreement. As market data for similar assets and lease arrangements is available and used in the valuation, these assets are considered level 2. During both the three and nine months ended September 30, 2016, the Company recognized impairment charges of $12 million and $16 million, respectively, attributable to the fair value of various personal property under operating leases. During the year ended December 31, 2015, the Company recognized impairment charges of $6 million attributable to changes in the fair value of various personal property under operating leases.
The Company recognized impairment charges of $1 million and $8 million on branch properties during the three and nine months ended September 30, 2016, respectively. These branches are classified as level 3, as their fair values were based on market comparables and broker opinions.
Land held for sale is recorded at the lesser of carrying value or fair value less cost to sell, and is considered level 3 as its fair value is determined based on market comparables and broker opinions. The Company recognized impairment charges of $5 million on land held for sale during the nine months ended September 30, 2016. There were no impairment charges recognized on land held for sale during the three months ended September 30, 2016, and an immaterial amount of impairment charges were recognized on land held for sale during the year ended December 31, 2015.

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments are as follows:

	September 30, 2016		Fair Value Measurements
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$9,740	$9,740	$9,740	$—	$—	(a)
Trading assets and derivative instruments	7,044	7,044	954	6,011	79	(b)
Securities AFS	29,672	29,672	5,087	23,938	647	(b)
LHFS	3,772	3,789	—	3,705	84	(c)
LHFI, net	139,789	138,557	—	273	138,284	(d)
Financial liabilities:
Deposits	158,842	158,801	—	158,801	—	(e)
Short-term borrowings	4,899	4,899	—	4,899	—	(f)
Long-term debt	11,866	11,896	—	11,181	715	(f)
Trading liabilities and derivative instruments	1,484	1,484	1,070	399	15	(b)

	December 31, 2015		Fair Value Measurements
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$5,599	$5,599	$5,599	$—	$—	(a)
Trading assets and derivative instruments	6,119	6,119	866	5,143	110	(b)
Securities AFS	27,825	27,825	3,542	23,727	556	(b)
LHFS	1,838	1,842	—	1,803	39	(c)
LHFI, net	134,690	131,178	—	397	130,781	(d)
Financial liabilities:
Deposits	149,830	149,889	—	149,889	—	(e)
Short-term borrowings	4,627	4,627	—	4,627	—	(f)
Long-term debt	8,462	8,374	—	7,772	602	(f)
Trading liabilities and derivative instruments	1,263	1,263	664	593	6	(b)

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

(a)	Cash and cash equivalents are valued at their carrying amounts, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments.

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

Notes to Consolidated Financial Statements (Unaudited), continued

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

Generally, the Company measures fair value for LHFI based on estimated future discounted cash flows using current origination rates for loans with similar terms and credit quality, which derived an estimated value of 102% and 101% on the loan portfolio’s net carrying value at September 30, 2016 and December 31, 2015, respectively. The value derived from origination rates likely does not represent an exit price; therefore, an incremental market risk and liquidity discount was applied when estimating the fair value of these loans. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans.

(e)
Deposit liabilities with no defined maturity such as DDAs, NOW/money market accounts, and savings accounts have a fair value equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for CDs are estimated using a discounted cash flow approach that applies current interest rates to a schedule of aggregated expected maturities. The assumptions used in the discounted cash flow analysis are expected to approximate those that market participants would use in valuing deposits. The value of long-term relationships with depositors is not taken into account in estimating fair values. Refer to the respective valuation section within this footnote for valuation information related to brokered time deposits that the Company measures at fair value as well as those that are carried at amortized cost.

(f)
Fair values for short-term borrowings and certain long-term debt are based on quoted market prices for similar instruments or estimated discounted cash flows utilizing the Company’s current incremental borrowing rate for similar types of instruments. Refer to the respective valuation section within this footnote for valuation information related to long-term debt that the Company measures at fair value. For level 3 debt, the terms are unique in nature or there are no similar instruments that can be used to value the instrument without using significant unobservable assumptions. In these situations, the Company reviews current borrowing rates along with the collateral levels that secure the debt in determining an appropriate fair value adjustment.

Unfunded loan commitments and letters of credit are not included in the table above. At September 30, 2016 and December 31, 2015, the Company had $65.0 billion and $66.2 billion, respectively, of unfunded commercial loan commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related unfunded commitments reserve, which was a combined $72 million and $66 million at September 30, 2016 and December 31, 2015, respectively. No active trading market exists for these instruments, and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of consumer unfunded lending commitments which can generally be canceled by providing notice to the borrower.

NOTE 15 – CONTINGENCIES
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries are parties to numerous civil claims and lawsuits and subject to regulatory examinations, investigations, and requests for information. Some of these matters involve claims for substantial amounts. The Company’s experience has shown that the damages alleged by plaintiffs or claimants are often overstated, based on unsubstantiated legal theories, unsupported by facts, and/or bear no relation to the ultimate award that a court might grant. Additionally, the outcome of litigation and regulatory matters and the timing of ultimate resolution are inherently difficult to predict. These factors make it difficult for the Company to provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. However, on a case-by-case basis, reserves are established for those legal claims in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company's financial statements at September 30, 2016 reflect the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable.

The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved.
For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of related reserves, if any. Management currently estimates these losses to range from $0 to approximately $190 million. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information available at September 30, 2016. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure. Based on current knowledge, it is the opinion of management that liabilities arising from legal claims in excess of the amounts currently reserved, if any, will not have a material impact on the Company’s financial condition, results of operations, or cash

Notes to Consolidated Financial Statements (Unaudited), continued

flows. However, in light of the significant uncertainties involved in these matters and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s financial condition, results of operations, or cash flows for any given reporting period.
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
Lehman Brothers Holdings, Inc. Litigation
Beginning in October 2008, STRH, along with other underwriters and individuals, were named as defendants in several individual and putative class action complaints filed in the U.S. District Court for the Southern District of New York and state and federal courts in Arkansas, California, Texas, and Washington. Plaintiffs alleged violations of Sections 11 and 12 of the Securities Act of 1933 and/or state law for allegedly false and misleading disclosures in connection with various debt and preferred stock offerings of Lehman Brothers Holdings, Inc. ("Lehman Brothers") and sought unspecified damages. All cases were transferred for coordination to the multi-district litigation captioned In re Lehman Brothers Equity/Debt Securities Litigation pending in the U.S. District Court for the Southern District of New York. Defendants filed a motion to dismiss all claims asserted in the class action. On July 27, 2011, the District Court granted in part and denied in part the motion to dismiss the claims against STRH and the other underwriter defendants in the class action. A settlement with the class plaintiffs was approved by the Court and the class settlement approval process was completed. A number of individual lawsuits and smaller putative class actions remained following the class settlement. STRH settled two such individual actions. The other individual lawsuits were dismissed. In two of such dismissed individual actions, the plaintiffs were unable to appeal the dismissals of their claims until their claims against a third party were resolved. In one of these individual actions, the plaintiffs filed a notice of appeal to the Second Circuit Court of Appeals, but that appeal was denied on July 8, 2016. The plaintiff has filed a petition to appeal the decision to the U.S. Supreme Court. In the other individual action, no appeal has been filed.

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

Notes to Consolidated Financial Statements (Unaudited), continued

granting in part and denying in part the Company’s motion to dismiss. The discovery process has begun.
On August 17, 2016, the District Court entered an order that among other things granted certain of the plaintiffs' motion for class certification. According to the Order, the class is defined as "All persons, other than Defendants and members of their immediate families, who were participants in or beneficiaries of the SunTrust Banks, Inc. 401(k) Savings Plan (the "Plan") at any time between May 15, 2007 and March 30, 2011, inclusive (the "Class Period") and whose accounts included investments in SunTrust common stock ("SunTrust Stock") during that time period and who sustained a loss to their account as a result of the investment in SunTrust Stock."
On August 1, 2016, certain non-fiduciary defendants filed a motion for summary judgment as it relates to them, which was granted by the District Court on October 5, 2016.
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
On June 27, 2014, the Company and certain current and former officers, directors, and employees of the Company were named in another putative class action alleging breach of fiduciary duties associated with the inclusion of STI Classic Mutual Funds as investment options in the Plan. This case, Brown, et al. v. SunTrust Banks, Inc., et al., was filed in the U.S. District Court for the District of Columbia. On September 3, 2014, the U.S. District Court for the District of Columbia issued an order transferring the case to the U.S. District Court for the Northern District of Georgia. On November 12, 2014, the Court

granted plaintiffs’ motion to stay this case until the U.S. Supreme Court issued a decision in Tibble v. Edison International. On May 18, 2015, the U.S. Supreme Court decided Tibble and held that plan fiduciaries have a duty, separate and apart from investment selection, to monitor and remove imprudent investments.
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

Notes to Consolidated Financial Statements (Unaudited), continued

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

Felix v. SunTrust Mortgage, Inc.
This putative class action was filed against STM on April 4, 2016. Plaintiff alleges that STM breaches its contract with borrowers when it collects interest on FHA loans at repayment because STM fails to use an approved FHA notice form. Plaintiff also alleges that STM violates the Georgia usury statute by collecting such interest. Plaintiff attempts to bring the breach of contract claim on behalf of all borrowers and the usury claim on behalf of Georgia borrowers. Plaintiff and STM reached a settlement of the action with the class, and the U.S. District Court for the Northern District of Georgia granted preliminary approval of the settlement on September 9, 2016. The settlement terms had an insignificant impact on the Company's financial position. A hearing on final approval has been scheduled for February 6, 2017.
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

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended September 30, 2016
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$43,405	$71,634	$27,146	$74	($2)	$142,257
Average consumer and commercial deposits	95,924	55,921	3,374	157	(63)	155,313
Average total assets	49,085	85,772	31,202	32,480	2,937	201,476
Average total liabilities	96,492	61,541	3,744	15,351	(62)	177,066
Average total equity	—	—	—	—	24,410	24,410

Statements of Income:
Net interest income	$721	$461	$111	$21	($6)	$1,308
FTE adjustment	—	33	—	1	—	34
Net interest income - FTE [1]	721	494	111	22	(6)	1,342
Provision/(benefit) for credit losses [2]	30	68	(1)	—	—	97
Net interest income after provision/(benefit) for credit losses - FTE	691	426	112	22	(6)	1,245
Total noninterest income	387	320	167	20	(5)	889
Total noninterest expense	790	427	196	1	(5)	1,409
Income before provision for income taxes - FTE	288	319	83	41	(6)	725
Provision for income taxes - FTE [3]	108	95	31	12	3	249
Net income including income attributable to noncontrolling interest	180	224	52	29	(9)	476
Net income attributable to noncontrolling interest	—	—	—	2	—	2
Net income	$180	$224	$52	$27	($9)	$474

	Three Months Ended September 30, 2015
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$40,189	$67,291	$25,299	$69	($11)	$132,837
Average consumer and commercial deposits	91,039	51,194	2,918	104	(29)	145,226
Average total assets	45,887	80,067	29,280	29,895	3,212	188,341
Average total liabilities	91,689	56,627	3,290	13,362	(11)	164,957
Average total equity	—	—	—	—	23,384	23,384

Statements of Income:
Net interest income	$688	$452	$123	$41	($93)	$1,211
FTE adjustment	—	35	—	1	—	36
Net interest income - FTE [1]	688	487	123	42	(93)	1,247
Provision/(benefit) for credit losses [2]	22	47	(38)	—	1	32
Net interest income after provision/(benefit) for credit losses - FTE	666	440	161	42	(94)	1,215
Total noninterest income	384	292	109	29	(3)	811
Total noninterest expense	730	383	153	1	(3)	1,264
Income before provision for income taxes - FTE	320	349	117	70	(94)	762
Provision for income taxes - FTE [3]	119	113	11	24	(44)	223
Net income including income attributable to noncontrolling interest	201	236	106	46	(50)	539
Net income attributable to noncontrolling interest	—	—	—	2	—	2
Net income	$201	$236	$106	$44	($50)	$537
1 Presented on a matched maturity funds transfer price basis for the segments.
2 Provision/(benefit) for credit losses represents net charge-offs by segment combined with an allocation to the segments for the provision/(benefit) attributable to quarterly changes in the ALLL and unfunded commitment reserve balances.
3 Includes regular income tax provision and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited), continued

	Nine Months Ended September 30, 2016
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$42,502	$71,499	$26,563	$66	($2)	$140,628
Average consumer and commercial deposits	95,389	54,564	2,896	122	(60)	152,911
Average total assets	48,190	85,402	30,178	31,510	2,333	197,613
Average total liabilities	95,975	60,295	3,274	14,019	(26)	173,537
Average total equity	—	—	—	—	24,076	24,076

Statements of Income:
Net interest income	$2,124	$1,362	$334	$79	($22)	$3,877
FTE adjustment	—	103	—	2	—	105
Net interest income - FTE [1]	2,124	1,465	334	81	(22)	3,982
Provision/(benefit) for credit losses [2]	107	253	(17)	—	—	343
Net interest income after provision/(benefit) for credit losses - FTE	2,017	1,212	351	81	(22)	3,639
Total noninterest income	1,108	906	457	112	(14)	2,569
Total noninterest expense	2,293	1,253	547	(6)	(15)	4,072
Income before provision for income taxes - FTE	832	865	261	199	(21)	2,136
Provision for income taxes - FTE [3]	310	264	99	55	(12)	716
Net income including income attributable to noncontrolling interest	522	601	162	144	(9)	1,420
Net income attributable to noncontrolling interest	—	—	—	7	—	7
Net income	$522	$601	$162	$137	($9)	$1,413

	Nine Months Ended September 30, 2015
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$40,539	$67,565	$24,847	$58	($9)	$133,000
Average consumer and commercial deposits	90,919	49,142	2,754	106	(52)	142,869
Average total assets	46,511	80,734	28,595	29,493	3,302	188,635
Average total liabilities	91,557	54,872	3,139	15,870	(69)	165,369
Average total equity	—	—	—	—	23,266	23,266

Statements of Income:
Net interest income	$2,028	$1,328	$366	$106	($310)	$3,518
FTE adjustment	—	104	—	2	1	107
Net interest income - FTE [1]	2,028	1,432	366	108	(309)	3,625
Provision/(benefit) for credit losses [2]	101	73	(61)	—	1	114
Net interest income after provision/(benefit) for credit losses - FTE	1,927	1,359	427	108	(310)	3,511
Total noninterest income	1,136	914	346	118	(11)	2,503
Total noninterest expense	2,195	1,165	510	15	(13)	3,872
Income before provision for income taxes - FTE	868	1,108	263	211	(308)	2,142
Provision for income taxes - FTE [3]	323	371	44	75	(127)	686
Net income including income attributable to noncontrolling interest	545	737	219	136	(181)	1,456
Net income attributable to noncontrolling interest	—	—	—	7	—	7
Net income	$545	$737	$219	$129	($181)	$1,449
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

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in the components of AOCI, net of tax, are presented in the following table:

(Dollars in millions)	Securities AFS	Derivative Instruments	Long-Term Debt	Employee Benefit Plans	Total
Three Months Ended September 30, 2016
Balance, beginning of period	$550	$310	($7)	($620)	$233
Net unrealized losses arising during the period	(32)	(49)	(3)	—	(84)
Amounts reclassified to net income	—	(37)	—	3	(34)
Other comprehensive (loss)/income, net of tax	(32)	(86)	(3)	3	(118)
Balance, end of period	$518	$224	($10)	($617)	$115

Three Months Ended September 30, 2015
Balance, beginning of period	$183	$107	$—	($584)	($294)
Net unrealized gains arising during the period	123	128	—	—	251
Amounts reclassified to net income	(4)	(44)	—	3	(45)
Other comprehensive income, net of tax	119	84	—	3	206
Balance, end of period	$302	$191	$—	($581)	($88)

Nine Months Ended September 30, 2016
Balance, beginning of period	$135	$87	$—	($682)	($460)
Cumulative credit risk adjustment [1]	—	—	(5)	—	(5)
Net unrealized gains/(losses) arising during the period	386	256	(5)	—	637
Amounts reclassified to net income	(3)	(119)	—	65	(57)
Other comprehensive income/(loss), net of tax	383	137	(5)	65	580
Balance, end of period	$518	$224	($10)	($617)	$115

Nine Months Ended September 30, 2015
Balance, beginning of period	$298	$97	$—	($517)	($122)
Net unrealized gains arising during the period	17	212	—	—	229
Amounts reclassified to net income	(13)	(118)	—	(64)	(195)
Other comprehensive income/(loss), net of tax	4	94	—	(64)	34
Balance, end of period	$302	$191	$—	($581)	($88)
1 Related to the Company's early adoption of the ASU 2016-01 provision related to changes in instrument-specific credit risk. See Note 1, "Significant Accounting Policies," for additional information.

Notes to Consolidated Financial Statements (Unaudited), continued

Reclassifications from AOCI, and the related tax effects, are presented in the following table:

(Dollars in millions)	Three Months Ended September 30		Nine Months Ended September 30		Impacted Line Item in the Consolidated Statements of Income
Details About AOCI Components	2016	2015	2016	2015
Securities AFS:
Realized gains on securities AFS	$—	($7)	($4)	($21)	Net securities gains
Tax effect	—	3	1	8	Provision for income taxes
	—	(4)	(3)	(13)

Derivative Instruments:
Realized gains on cash flow hedges	(59)	(70)	(190)	(187)	Interest and fees on loans
Tax effect	22	26	71	69	Provision for income taxes
	(37)	(44)	(119)	(118)

Employee Benefit Plans:
Amortization of prior service credit	(1)	(1)	(4)	(4)	Employee benefits
Amortization of actuarial loss	6	5	19	16	Employee benefits
Adjustment to funded status of employee benefit obligation	—	—	89	(120)	Other assets/other liabilities
	5	4	104	(108)
Tax effect	(2)	(1)	(39)	44	Provision for income taxes
	3	3	65	(64)

Total reclassifications from AOCI to net income	($34)	($45)	($57)	($195)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Important Cautionary Statement About Forward-Looking Statements
This report contains forward-looking statements. Statements regarding: (i) future levels of net interest margin, regulatory assessments, share repurchases, provision for loan losses, mortgage production volumes and income, the ratio of ALLL to period end loans, service charges on deposit accounts and the impact of an enhanced posting order process, net occupancy expense, net charge-offs, and the net charge-off ratio; (ii) future rates of NPL formation and energy-related NPLs and charge-offs; (iii) future provision for loan losses exceeding net charge-offs; (iv) future actions taken regarding the LCR and related effects, and our ability to comply with future regulatory requirements within regulatory timelines; (v) our expectations regarding the return to accruing status for certain TDRs; (vi) the size and composition of the securities AFS portfolio; (vii) efficiency goals, (viii) the timing of the closing and estimated financial effects of the Pillar acquisition, and (ix) future, profitable growth of the Wholesale Banking segment are forward-looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Such statements are based upon the current beliefs and expectations of management and on information currently available to management. They speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.
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
This MD&A is intended to assist readers in their analysis of the accompanying Consolidated Financial Statements and supplemental financial information. It should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q, as well as other information contained in this document and our 2015 Annual Report on Form 10-K. When we refer to “SunTrust,” “the Company,” “we,” “our,” and “us” in this narrative, we mean SunTrust Banks, Inc. and the consolidated subsidiaries. In the MD&A, consistent with SEC guidance in Industry Guide 3 that contemplates the calculation of tax exempt income on a tax equivalent basis, we present net interest income, net interest margin, total revenue, and efficiency ratios on an FTE basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments using a federal tax rate of 35% and state income taxes, where applicable, to increase tax-exempt interest income to a taxable-equivalent basis. We believe this measure to be the preferred industry measurement of net interest income and that it enhances comparability of net interest income arising from taxable and tax-exempt sources. Additionally, we present other non-U.S. GAAP metrics to assist investors in understanding management’s view of particular financial measures, as well as to align presentation of these financial measures with peers in the industry who may also provide a similar presentation.

Reconcilements for all non-U.S. GAAP measures are provided in Table 1.
EXECUTIVE OVERVIEW
Financial Performance
We delivered solid revenue growth across all of our business segments, which helped to offset an increase in expenses during the third quarter of 2016. EPS declined compared to the prior quarter and the third quarter of 2015; however, the prior quarter and third quarter of 2015 included $0.05 and $0.11 per share, respectively, in discrete items that benefited earnings. Excluding these discrete benefits, EPS grew compared to both prior periods. Total revenue for the current quarter increased modestly compared to the prior quarter and increased 8% year-over-year driven by increases in both net interest income and noninterest income. Net interest income for the third quarter increased 8% year-over-year due to an increase in both average earning assets and net interest margin, while the 10% year-over-year increase in noninterest income was driven by higher mortgage and capital markets-related income, partially offset by a decline in other noninterest income due to gains from the sale of loans and leases in the prior year quarter. The sequential quarter improvement in total revenue was driven by a 1% increase in net interest income, as well as growth in mortgage and capital markets-related income, which offset the effect of net asset-related gains recognized in the prior quarter.
Our net interest margin declined three basis points sequentially, due largely to lower residential mortgage loan and security yields. The full effect of our second quarter of 2016 subordinated debt issuance, together with slightly higher deposit costs, also contributed to the sequential decline. Relative to the third quarter of 2015, net interest margin increased two basis points to 2.96%, reflecting higher benchmark interest rates in addition to a favorable mix shift within the loan portfolio, offset partially by higher funding costs. Assuming a static rate environment, we expect net interest margin to decline by approximately two to three basis points in the fourth quarter of 2016. We continue to carefully manage the duration of our balance sheet given the prolonged low interest rate environment, while also being cognizant of controlling interest rate risk. See additional discussion related to revenue, noninterest income, and net interest income and margin in the "Noninterest Income" and "Net Interest Income/Margin" sections of this MD&A. Also in this MD&A, see Table 13, "Net Interest Income Asset Sensitivity," for an analysis of potential changes in net interest income due to instantaneous moves in benchmark interest rates.
Noninterest expense increased 5% sequentially, and 11% compared to the third quarter of 2015. The sequential quarter increase was driven primarily by higher regulatory and compliance-related costs, increased costs associated with improved business performance, and higher net occupancy costs. The year-over-year increase was driven by the same factors impacting the prior quarter in addition to lower incentive-based compensation costs and discrete mortgage-related benefits in the third quarter of 2015. Regulatory assessments expense increased as a result of the FDIC’s surcharge on large depository institutions, which became effective during the current quarter. This incremental surcharge is anticipated to be in effect for 10 quarters. We will continue to work diligently to improve our execution and the effectiveness of our operations to improve our overall efficiency. See additional discussion related to noninterest expense in the "Noninterest Expense" section of this MD&A. Also see Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding, and a reconciliation of, adjusted noninterest expense.
During the third quarter of 2016, our efficiency ratio increased to 63.1% compared to 61.4% in the prior year quarter. Our tangible efficiency ratio also increased during the current quarter to 62.5% compared to 61.0% in the third quarter of 2015, as expense growth outpaced revenue growth. For the nine months ended September 30, 2016, our efficiency ratio and tangible efficiency ratio both improved more than 100 basis points to 62.2% and 61.6%, compared to 63.2% and 62.8% for the same period in 2015, respectively, driven by positive operating leverage. We remain focused on improving our efficiency each year with the objective of achieving our long-term efficiency ratio goal of below 60%. See Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding, and a reconciliation of, our tangible efficiency ratio.
Overall asset quality trends remained relatively stable during the third quarter of 2016, reflecting solid economic conditions in our markets and businesses, as well as continued underwriting discipline. Our loan portfolio continued to perform well, evidenced by stable delinquency and NPL levels and a modest net charge-off ratio of 0.35% for the third quarter of 2016, compared to 0.39% for the prior quarter, and 0.21% for the third quarter of 2015. Energy-related net charge-offs improved sequentially to $33 million during the current quarter, compared to $70 million in the prior quarter, which drove the four basis point reduction in our net charge-off ratio compared to the second quarter of 2016. The ALLL to period-end LHFI ratio declined two basis points from the prior quarter driven primarily by continued improvements in the asset quality of the residential loan portfolio. We expect our ALLL to period-end LHFI ratio to remain relatively stable in the medium-term, which should result in a provision for loan losses that modestly exceeds net charge-offs. See additional discussion of our energy-related loan exposure, as well as our credit and asset quality, in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A.
Average loans increased 1% sequentially, driven by growth across our consumer loan portfolios as well as by growth in nonguaranteed residential mortgages. Our consumer lending strategies continue to produce profitable growth through each of our major channels, while our overall lending pipelines remain healthy. We sold approximately $1 billion of indirect automobile loans in September 2016 as part of our overall balance sheet optimization strategy. Separately, we reclassified $1.1 billion of CRE loans to the commercial construction loan portfolio this quarter in accordance with a revised interpretation of regulatory classification requirements. Compared to the third quarter of 2015, average loans grew 7%, driven by 5% growth in C&I loans, 20% growth in consumer loans, and 8% growth in nonguaranteed residential mortgages, partially offset by a 10% decline in residential home equity products. We remain focused on generating targeted loan growth at accretive risk-adjusted returns while continuing to meet the financing needs of our clients. See additional loan discussion in the “Loans,” “Nonperforming Assets,” and "Net Interest Income/Margin" sections of this MD&A.
Average quarterly consumer and commercial deposits increased 1% sequentially and 7% year-over-year, driven by strong and broad-based growth in lower cost deposits. Our success in growing deposits reflects our overall strategic efforts to meet more clients’ deposit and payment needs and thereby improve profitability; this growth has been enabled by investments in our technology platforms and client-facing bankers. Rates paid on our deposits increased one basis point sequentially, driven by a slight mix shift between our Wholesale Banking and Consumer Banking clients. We continue to maintain a disciplined approach to pricing with a focus on maximizing the value proposition, other than rates paid, for our clients. See additional discussion regarding average deposits in the "Net Interest Income/Margin" section of this MD&A.
Capital and Liquidity
Our regulatory capital position was relatively stable during the third quarter of 2016, with a CET1 ratio of 9.78% at September 30, 2016. Additionally, our CET1 ratio, on a fully phased-in basis, was estimated to be 9.66% at September 30, 2016, which is well above the current regulatory requirement. Our book value and tangible book value per common share increased 7% and 9%, respectively, compared to December 31, 2015, due primarily to growth in retained earnings and a 3% decline in common shares outstanding. See additional details related to our capital in Note 13, "Capital," to the Consolidated Financial Statements in our 2015 Annual Report on Form 10-K. Also see Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding, and reconciliations of, tangible book value per common share and our fully phased-in CET1 ratio.
During the second quarter of 2016, we announced that the Federal Reserve had no objections to our capital plan submitted in conjunction with the 2016 CCAR. Accordingly, during the third quarter of 2016, we increased the quarterly common stock dividend to $0.26 per share, which reflects an increase of 8% per common share from the prior quarter. We repurchased $240 million of our outstanding common stock during the third quarter of 2016 in conjunction with the 2016 capital plan. During October 2016, we repurchased an additional $240 million of our outstanding common stock as part of the 2016 capital plan, and we expect to repurchase approximately $480 million of additional outstanding common stock in relatively even quarterly increments through the end of the second quarter of 2017. See additional details related to our capital actions and share repurchases in the “Capital Resources” section of this MD&A and in Part II, Item 2 of this Form 10-Q.
In October 2016, we announced that we signed a definitive agreement to acquire substantially all of the assets of the operating subsidiaries of Pillar Financial, LLC. Pillar is a multi-family agency lending and servicing company with an originate-to-distribute focus that holds licenses with Fannie Mae, Freddie Mac, and the FHA. We expect that this acquisition will expand our capabilities within the commercial real estate business, while also being accretive to our return profile. The acquisition of Pillar is expected to close in late 2016 or early 2017.

Business Segments Highlights
Consumer Banking and Private Wealth Management
Consumer Banking and Private Wealth Management net income increased $14 million sequentially as a result of higher revenue and lower credit costs, but was $21 million lower compared to the third quarter of 2015 as higher noninterest expense and provision for loan losses offset a 3% increase in revenue. Net interest income for the current quarter was up 2% sequentially and 5% compared to the prior year, driven by strong loan and deposit growth. More specifically, our investments in direct consumer lending continue to yield positive results. Average quarterly consumer loans were up 20% year-over-year as our product offerings and strong client experience drove continued market share gains. Noninterest income was up 6% sequentially as a result of discrete items in the current quarter and prior quarter, in addition to seasonally higher trust and investment management fees. Quarterly retail investment income decreased sequentially and year-over-year, as reduced transaction-related activity was partially offset by growth in retail brokerage managed assets. Overall asset quality remained strong with delinquencies and net charge-offs near historically low levels. The sequential decline in the provision for loan losses was primarily due to improvements in the residential home equity portfolio. Noninterest expense increased 4% sequentially and 8% compared to the prior year quarter, generally driven by higher FDIC and regulatory costs, higher occupancy costs, and certain discrete costs and investments.

Wholesale Banking
Wholesale Banking had a strong quarter, in part due to strong market conditions, but also as a result of the continued strategic momentum we have had with our clients. Quarterly revenue increased 4% both sequentially and year-over-year, primarily due to strong deal flow activity across most product categories as we continue to expand and deepen client relationships. The growth was due, in large part, to strength in syndicated finance and mergers and acquisitions advisory services. Net interest income was up 2% sequentially as a result of modest increases in loan spreads and continued deposit growth. Quarterly net income was up sequentially and down year-over-year, largely due to the variance in the provision for loan losses, which decreased sequentially as a result of the decline in energy-related net charge-offs, but increased on a year-over-year basis, also driven by energy. Overall, we believe our Wholesale Banking business is highly differentiated and will continue to deliver profitable growth. Additionally, the acquisition of Pillar is expected to contribute roughly $90 million to Wholesale Banking’s annual revenue beginning in 2017. Pillar’s efficiency ratio is approximately 80-85%, and while this would be dilutive to the overall efficiency ratio, we expect the acquisition of Pillar will be accretive to our capabilities, ROA, ROE, and net income.

Mortgage Banking
Mortgage Banking was a key contributor to our overall performance this quarter. Quarterly revenue was up 1% sequentially and 20% year-over-year, driven by higher noninterest income. Production income increased $7 million sequentially as a result of higher loan production volume. Compared to the prior year quarter, mortgage production income increased $60 million, driven by higher volume and higher gain on sale margins. Servicing income for the quarter decreased sequentially as a result of anticipated increases in decay expense, but increased $9 million compared to the prior year as a result of improved net hedge performance and portfolio acquisitions. The UPB of our servicing portfolio grew 3% since September 30, 2015, and we purchased an additional $2.8 billion in the third quarter of 2016, which is scheduled to transfer in the fourth quarter. Net income for the current quarter was down $12 million sequentially and $54 million year-over-year. The sequential decrease was driven by higher noninterest expense, while the year-over-year decrease was due to approximately $50 million in after-tax discrete benefits recognized in the third quarter of 2015. While we do not expect fourth quarter of 2016 mortgage production income to match the current quarter level, we expect it to improve relative to the fourth quarter of 2015.
Additional information related to our business segments can be found in Note 16, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q, and further discussion of our business segment results for the third quarter of 2016 and 2015 can be found in the "Business Segment Results" section of this MD&A.

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures				Table 1
(Dollars in millions and shares in thousands, except per share data)
	Three Months Ended September 30		Nine Months Ended September 30
Selected Financial Data	2016	2015	2016	2015
Summary of Operations:
Interest income	$1,451	$1,333	$4,285	$3,902
Interest expense	143	122	408	384
Net interest income	1,308	1,211	3,877	3,518
Provision for credit losses	97	32	343	114
Net interest income after provision for credit losses	1,211	1,179	3,534	3,404
Noninterest income	889	811	2,569	2,503
Noninterest expense	1,409	1,264	4,072	3,872
Income before provision for income taxes	691	726	2,031	2,035
Provision for income taxes	215	187	611	579
Net income attributable to noncontrolling interest	2	2	7	7
Net income	$474	$537	$1,413	$1,449
Net income available to common shareholders	$457	$519	$1,363	$1,396
Net interest income-FTE [1]	$1,342	$1,247	$3,982	$3,625
Total revenue	2,197	2,022	6,446	6,021
Total revenue-FTE [1]	2,231	2,058	6,551	6,128
Net income per average common share:
Diluted	$0.91	$1.00	$2.70	$2.67
Basic	0.92	1.01	2.72	2.70
Dividends paid per average common share	0.26	0.24	0.74	0.68
Book value per common share [2]			46.63	43.44
Tangible book value per common share [2,3]			34.34	31.56
Market capitalization			21,722	19,659
Selected Average Balances:
Total assets	$201,476	$188,341	$197,613	$188,635
Earning assets	180,523	168,334	177,600	168,325
Loans	142,257	132,837	140,628	133,000
Consumer and commercial deposits	155,313	145,226	152,911	142,869
Intangible assets including MSRs	7,415	7,711	7,509	7,596
MSRs	1,065	1,352	1,157	1,243
Preferred stock	1,225	1,225	1,225	1,225
Total shareholders’ equity	24,410	23,384	24,076	23,266
Average common shares - diluted	500,885	518,677	505,619	522,634
Average common shares - basic	496,304	513,010	501,036	516,970
Financial Ratios (Annualized):
ROA	0.94%	1.13%	0.96%	1.03%
ROE [2]	7.89	9.34	8.01	8.51
ROTCE [2,4]	10.73	12.95	10.95	11.84
Net interest margin	2.88	2.86	2.92	2.79
Net interest margin-FTE [1]	2.96	2.94	2.99	2.88
Efficiency ratio [5]	64.13	62.51	63.17	64.31
Efficiency ratio-FTE [1,5]	63.14	61.44	62.16	63.19
Tangible efficiency ratio-FTE [1,5,6]	62.54	60.99	61.63	62.82
Total average shareholders’ equity to total average assets	12.12	12.42	12.18	12.33
Tangible common equity to tangible assets [7]			8.57	8.98
Capital Ratios at period end [8]:
CET1			9.78%	10.04%
CET1 - fully phased-in			9.66	9.89
Tier 1 capital			10.50	10.90
Total capital			12.57	12.72
Leverage			9.28	9.68

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)

(Dollars in millions, except per share data)	Three Months Ended September 30		Nine Months Ended September 30
Reconcilement of Non-U.S. GAAP Measures	2016	2015	2016	2015
Net interest margin	2.88%	2.86%	2.92%	2.79%
Impact of FTE adjustment	0.08	0.08	0.07	0.09
Net interest margin-FTE [1]	2.96%	2.94%	2.99%	2.88%

Efficiency ratio [5]	64.13%	62.51%	63.17%	64.31%
Impact of FTE adjustment	(0.99)	(1.07)	(1.01)	(1.12)
Efficiency ratio-FTE [1,5]	63.14	61.44	62.16	63.19
Impact of excluding amortization	(0.60)	(0.45)	(0.53)	(0.37)
Tangible efficiency ratio-FTE [1,5,6]	62.54%	60.99%	61.63%	62.82%

ROE [2]	7.89%	9.34%	8.01%	8.51%
Impact of removing average intangible assets (net of deferred taxes), other than MSRs and other servicing rights, from average common shareholders' equity	2.84	3.61	2.94	3.33
ROTCE [2,4]	10.73%	12.95%	10.95%	11.84%

Net interest income	$1,308	$1,211	$3,877	$3,518
Fully taxable-equivalent adjustment	34	36	105	107
Net interest income-FTE [1]	1,342	1,247	3,982	3,625
Noninterest income	889	811	2,569	2,503
Total revenue-FTE [1]	$2,231	$2,058	$6,551	$6,128

(Dollars in millions, except per share data)			September 30, 2016	September 30, 2015

Total shareholders’ equity			$24,449	$23,664
Goodwill, net of deferred taxes [9]			(6,089)	(6,100)
Other intangible assets (including MSRs and other servicing rights), net of deferred taxes [10]			(1,129)	(1,279)
MSRs and other servicing rights			1,124	1,272
Tangible equity			18,355	17,557
Noncontrolling interest			(101)	(106)
Preferred stock			(1,225)	(1,225)
Tangible common equity [2]			$17,029	$16,226

Total assets			$205,091	$187,036
Goodwill			(6,337)	(6,337)
Other intangible assets, including MSRs and other servicing rights			(1,131)	(1,282)
MSRs and other servicing rights			1,124	1,272
Tangible assets			$198,747	$180,689
Tangible common equity to tangible assets [7]			8.57%	8.98%
Tangible book value per common share [2,3]			$34.34	$31.56

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)

Reconciliation of CET1 Ratio [8]	September 30, 2016	September 30, 2015
CET1	9.78%	10.04%
Less:
MSRs	(0.10)	(0.12)
Other [11]	(0.02)	(0.03)
CET1 - fully phased-in	9.66%	9.89%

(Dollars in millions)
Reconciliation of Pre-Provision Net Revenue ("PPNR") [12]	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Income before provision for income taxes	$691	$2,031
Provision for credit losses	97	343
Less:
Net securities gains	—	4
PPNR	$788	$2,370

1 We present net interest margin-FTE, net interest income-FTE, total revenue-FTE, efficiency ratio-FTE, and tangible efficiency ratio-FTE on a fully taxable-equivalent ("FTE") basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments using a federal tax rate of 35% and state income taxes, where applicable, to increase tax-exempt interest income to a taxable-equivalent basis. We believe the FTE basis is the preferred industry measurement basis for these measures and that it enhances comparability of net interest income arising from taxable and tax-exempt sources.
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
8 Basel III Final Rules became effective for us on January 1, 2015. The CET1 ratio on a fully phased-in basis at September 30, 2016 is estimated and is presented to provide investors with an indication of our capital adequacy under the future CET1 requirements, which will apply to us beginning on January 1, 2018.
9 Net of deferred taxes of $248 million and $237 million at September 30, 2016 and 2015, respectively.
10 Net of deferred taxes of $2 million and $4 million at September 30, 2016 and 2015, respectively.
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

Consolidated Daily Average Balances, Income/Expense, and Average Yields Earned/Rates Paid							Table 2
	Three Months Ended
	September 30, 2016			September 30, 2015			Increase/(Decrease)
(Dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
ASSETS
Loans held for investment: [1]
C&I	$68,242	$536	3.13%	$65,269	$499	3.04%	$2,973	0.09
CRE	5,975	44	2.92	6,024	43	2.85	(49)	0.07
Commercial construction	2,909	24	3.28	1,609	13	3.12	1,300	0.16
Residential mortgages - guaranteed	540	5	3.34	630	5	3.14	(90)	0.20
Residential mortgages - nonguaranteed	26,022	243	3.74	24,109	232	3.85	1,913	(0.11)
Residential home equity products	12,075	119	3.93	13,381	126	3.72	(1,306)	0.21
Residential construction	379	4	4.47	379	5	4.68	—	(0.21)
Consumer student - guaranteed	5,705	58	4.03	4,494	43	3.83	1,211	0.20
Consumer other direct	7,090	81	4.56	5,550	61	4.33	1,540	0.23
Consumer indirect	11,161	96	3.41	9,968	83	3.29	1,193	0.12
Consumer credit cards	1,224	31	10.12	965	24	10.14	259	(0.02)
Nonaccrual [2]	935	4	1.70	459	5	4.49	476	(2.79)
Total LHFI	142,257	1,245	3.48	132,837	1,139	3.40	9,420	0.08
Securities AFS:
Taxable	28,460	157	2.21	26,621	151	2.27	1,839	(0.06)
Tax-exempt	181	2	—	170	2	—	11	—
Total securities AFS	28,641	159	2.22	26,791	153	2.28	1,850	(0.06)
Fed funds sold and securities borrowed or purchased under agreements to resell	1,171	—	0.11	1,100	—	0.03	71	0.08
LHFS	2,867	25	3.47	2,288	20	3.60	579	(0.13)
Interest-bearing deposits in other banks	24	—	0.38	22	—	0.14	2	0.24
Interest earning trading assets	5,563	22	1.57	5,296	21	1.57	267	—
Total earning assets	180,523	1,451	3.20	168,334	1,333	3.14	12,189	0.06
ALLL	(1,756)			(1,804)			48
Cash and due from banks	5,442			5,729			(287)
Other assets	14,822			14,522			300
Noninterest earning trading assets and derivative instruments	1,538			1,165			373
Unrealized gains on securities available for sale, net	907			395			512
Total assets	$201,476			$188,341			$13,135
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
NOW accounts	$41,160	$15	0.14%	$35,784	$8	0.09%	$5,376	0.05
Money market accounts	54,500	29	0.21	51,064	21	0.16	3,436	0.05
Savings	6,304	—	0.03	6,203	—	0.03	101	—
Consumer time	5,726	10	0.69	6,286	12	0.75	(560)	(0.06)
Other time	3,981	10	0.97	3,738	10	1.01	243	(0.04)
Total interest-bearing consumer and commercial deposits	111,671	64	0.23	103,075	51	0.20	8,596	0.03
Brokered time deposits	959	3	1.31	870	3	1.38	89	(0.07)
Foreign deposits	130	—	0.37	140	—	0.13	(10)	0.24
Total interest-bearing deposits	112,760	67	0.24	104,085	54	0.21	8,675	0.03
Funds purchased	784	1	0.36	672	—	0.10	112	0.26
Securities sold under agreements to repurchase	1,691	2	0.45	1,765	1	0.22	(74)	0.23
Interest-bearing trading liabilities	930	5	2.11	840	6	2.55	90	(0.44)
Other short-term borrowings	1,266	—	0.19	2,172	1	0.16	(906)	0.03
Long-term debt	12,257	68	2.21	9,680	60	2.47	2,577	(0.26)
Total interest-bearing liabilities	129,688	143	0.44	119,214	122	0.41	10,474	0.03
Noninterest-bearing deposits	43,642			42,151			1,491
Other liabilities	3,356			3,198			158
Noninterest-bearing trading liabilities and derivative instruments	380			394			(14)
Shareholders’ equity	24,410			23,384			1,026
Total liabilities and shareholders’ equity	$201,476			$188,341			$13,135
Interest rate spread			2.76%			2.73%		0.03
Net interest income [3]		$1,308			$1,211
Net interest income-FTE [3,4]		$1,342			$1,247
Net interest margin [5]			2.88%			2.86%		0.02
Net interest margin-FTE [4,5]			2.96			2.94		0.02
1 Interest income includes loan fees of $40 million and $50 million for the three months ended September 30, 2016 and 2015, respectively.
2 Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
3 Derivative instruments employed to manage our interest rate sensitivity increased net interest income by $63 million and $78 million for the three months ended September 30, 2016 and 2015, respectively.
4 See Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information and reconciliations of non-U.S. GAAP performance measures. Approximately 95% of the total FTE adjustment for both the three months ended September 30, 2016 and 2015 was attributed to C&I loans.
5 Net interest margin is calculated by dividing annualized net interest income by average total earning assets.

Consolidated Daily Average Balances, Income/Expense, and Average Yields Earned/Rates Paid (continued)
	Nine Months Ended
	September 30, 2016			September 30, 2015			Increase/(Decrease)
(Dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
ASSETS
Loans held for investment: [1]
C&I	$68,405	$1,599	3.12%	$65,577	$1,466	2.99%	$2,828	0.13
CRE	6,032	132	2.91	6,213	131	2.81	(181)	0.10
Commercial construction	2,578	63	3.27	1,491	35	3.15	1,087	0.12
Residential mortgages - guaranteed	587	16	3.72	633	17	3.52	(46)	0.20
Residential mortgages - nonguaranteed	25,383	720	3.78	23,568	680	3.85	1,815	(0.07)
Residential home equity products	12,461	368	3.94	13,662	376	3.68	(1,201)	0.26
Residential construction	374	12	4.44	387	14	4.91	(13)	(0.47)
Consumer student - guaranteed	5,404	162	4.00	4,530	127	3.76	874	0.24
Consumer other direct	6,641	225	4.53	5,149	165	4.28	1,492	0.25
Consumer indirect	10,739	273	3.39	10,317	248	3.20	422	0.19
Consumer credit cards	1,142	87	10.17	917	68	9.95	225	0.22
Nonaccrual [2]	882	13	1.98	556	18	4.21	326	(2.23)
Total LHFI	140,628	3,670	3.49	133,000	3,345	3.36	7,628	0.13
Securities AFS:
Taxable	27,847	479	2.29	26,161	425	2.17	1,686	0.12
Tax-exempt	161	4	3.54	180	5	3.71	(19)	(0.17)
Total securities AFS	28,008	483	2.30	26,341	430	2.18	1,667	0.12
Fed funds sold and securities borrowed or purchased under agreements to resell	1,210	1	0.15	1,153	—	—	57	0.15
LHFS	2,235	62	3.69	2,557	66	3.42	(322)	0.27
Interest-bearing deposits in other banks	24	—	0.38	23	—	0.13	1	0.25
Interest earning trading assets	5,495	69	1.69	5,251	61	1.58	244	0.11
Total earning assets	177,600	4,285	3.22	168,325	3,902	3.10	9,275	0.12
ALLL	(1,754)			(1,859)			105
Cash and due from banks	4,863			5,832			(969)
Other assets	14,713			14,530			183
Noninterest earning trading assets and derivative instruments	1,484			1,276			208
Unrealized gains on securities available for sale, net	707			531			176
Total assets	$197,613			$188,635			$8,978
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
NOW accounts	$40,285	$38	0.12%	$34,443	$23	0.09%	$5,842	0.03
Money market accounts	53,586	77	0.19	49,935	64	0.17	3,651	0.02
Savings	6,294	1	0.03	6,189	2	0.03	105	—
Consumer time	5,937	33	0.75	6,539	37	0.76	(602)	(0.01)
Other time	3,892	30	1.01	3,844	29	1.01	48	—
Total interest-bearing consumer and commercial deposits	109,994	179	0.22	100,950	155	0.20	9,044	0.02
Brokered time deposits	924	9	1.34	887	10	1.43	37	(0.09)
Foreign deposits	60	—	0.36	238	—	0.13	(178)	0.23
Total interest-bearing deposits	110,978	188	0.23	102,075	165	0.22	8,903	0.01
Funds purchased	1,071	3	0.36	806	1	0.10	265	0.26
Securities sold under agreements to repurchase	1,742	6	0.41	1,837	3	0.20	(95)	0.21
Interest-bearing trading liabilities	984	17	2.36	882	16	2.45	102	(0.09)
Other short-term borrowings	1,611	3	0.25	2,479	3	0.17	(868)	0.08
Long-term debt	10,477	191	2.44	11,690	196	2.24	(1,213)	0.20
Total interest-bearing liabilities	126,863	408	0.43	119,769	384	0.43	7,094	—
Noninterest-bearing deposits	42,917			41,919			998
Other liabilities	3,299			3,237			62
Noninterest-bearing trading liabilities and derivative instruments	458			444			14
Shareholders’ equity	24,076			23,266			810
Total liabilities and shareholders’ equity	$197,613			$188,635			$8,978
Interest rate spread			2.79%			2.67%		0.12
Net interest income [3]		$3,877			$3,518
Net interest income-FTE [3,4]		$3,982			$3,625
Net interest margin [5]			2.92%			2.79%		0.13
Net interest margin-FTE [4,5]			2.99			2.88		0.11

1 Interest income includes loan fees of $124 million and $142 million for the nine months ended September 30, 2016 and 2015, respectively.
2 Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
3 Derivative instruments employed to manage our interest rate sensitivity increased net interest income by $203 million and $220 million for the nine months ended September 30, 2016 and 2015, respectively.
4 See Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information and reconciliations of non-U.S. GAAP performance measures. Approximately 95% of the total FTE adjustment for both the nine months ended September 30, 2016 and 2015 was attributed to C&I loans.
5 Net interest margin is calculated by dividing annualized net interest income by average total earning assets.

NET INTEREST INCOME/MARGIN (FTE)
Third Quarter of 2016
Net interest income was $1.3 billion during the third quarter of 2016, an increase of $95 million, or 8%, compared to the third quarter of 2015. Net interest margin for the third quarter of 2016 increased two basis points to 2.96%, compared to the same period last year, due to a six basis point increase in average earning asset yields. The earning assets yield increase was driven primarily by higher LHFI yields and was partially offset by lower yields on securities AFS and an increase in rates paid on interest-bearing liabilities.
Average earning assets increased $12.2 billion, or 7%, during the third quarter of 2016, compared to the third quarter of 2015, driven primarily by a $9.4 billion, or 7%, increase in average LHFI and a $1.9 billion, or 7%, increase in average securities AFS. The increase in average LHFI was attributable to growth across all consumer loan categories, as well as C&I loans, nonguaranteed residential mortgages, and commercial construction loans. These increases were partially offset by a decline in residential home equity products as paydowns exceeded new originations and draws. See the "Loans" section in this MD&A for additional discussion regarding loan activity.
Yields on average earning assets increased six basis points to 3.20% for the third quarter of 2016, compared to the third quarter of 2015, driven primarily by an eight basis point increase in LHFI yields, partially offset by a six basis point decline in yields on securities AFS. The increase in LHFI yields was due largely to a favorable mix shift within the LHFI portfolio along with higher benchmark interest rates, which increased late in the fourth quarter of 2015. Specifically, yields increased on commercial loans, particularly the C&I portfolio, as well as on residential home equity products, guaranteed mortgages, and most consumer loan categories. The six basis point decrease in securities AFS yields was due primarily to the addition of lower-yielding U.S. Treasury securities to support LCR requirements that will increase effective January 1, 2017. See the "Securities Available for Sale" section in this MD&A for additional information regarding the composition and associated yields on our investment securities.
We utilize interest rate swaps to manage interest rate risk. These instruments are primarily receive-fixed, pay-variable swaps that synthetically convert a portion of our commercial loan portfolio from floating rates, based on LIBOR, to fixed rates. At September 30, 2016, the outstanding notional balance of active swaps that qualified as cash flow hedges on variable rate commercial loans was $18.7 billion, compared to active swaps of $16.9 billion at December 31, 2015.
In addition to the income recognized from active swaps, we continue to recognize interest income over the original hedge period resulting from terminated or de-designated swaps that were previously designated as cash flow hedges on variable rate commercial loans. Interest income from our commercial loan swaps was $59 million during the third quarter of 2016, compared to $70 million during the third quarter of 2015. As we manage our interest rate risk we may continue to purchase additional and/or terminate existing interest rate swaps.
Remaining swaps on commercial loans have maturities through 2022 and have an average maturity of 4.0 years at September 30, 2016. The weighted average rate on the receive-

fixed rate leg of the commercial loan swap portfolio was 1.30%, and the weighted average rate on the pay-variable leg was 0.53%, at September 30, 2016.
Average interest-bearing liabilities increased $10.5 billion, or 9%, during the third quarter of 2016, compared to the third quarter of 2015, due primarily to growth in lower cost deposits, driven by increases in NOW and money market account balances, and an increase in long-term debt. Average consumer and commercial deposits increased $8.6 billion, or 8%, compared to the same period last year. Average long-term debt increased $2.6 billion, or 27%, driven by an increase in long-term FHLB advances and the issuance of $750 million of subordinated debt in the second quarter of 2016. See the "Borrowings" section in this MD&A for additional information regarding other short-term borrowings and long-term debt.
Rates paid on average interest-bearing liabilities increased three basis points during the current quarter, compared to the third quarter of 2015, driven by increased rates in NOW and money market accounts as well as the aforementioned increase in long-term debt. Compared to the third quarter of 2015, the average rate paid on interest-bearing deposits increased three basis points.
Looking forward, assuming a static rate environment, we expect net interest margin to decline by approximately two to three basis points in the fourth quarter of 2016, due largely to the continued low interest rate environment. We are continuing to carefully manage the duration of our overall balance sheet given the prolonged low interest rate environment, while also being cognizant of controlling interest rate risk. See Table 13, "Net Interest Income Asset Sensitivity," in this MD&A for an analysis of potential changes in net interest income due to instantaneous moves in benchmark interest rates.

First Nine Months of 2016
Net interest income was $4.0 billion during the first nine months of 2016, an increase of $357 million, or 10%, compared to the first nine months of 2015. Net interest margin for the first nine months of 2016 increased 11 basis points, to 2.99%, compared to the first nine months of 2015, due to a 12 basis point increase in the average earning asset yields driven by higher loan and securities AFS yields. Compared to the first nine months of 2015, rates paid on interest-bearing liabilities remained stable.
Average earning assets increased $9.3 billion, or 6%, during the first nine months of 2016, compared to 2015, driven primarily by a $7.6 billion, or 6%, increase in average LHFI and a $1.7 billion, or 6%, increase in average securities AFS. The increase in average LHFI was due largely to growth in C&I, nonguaranteed residential mortgages, consumer direct, and commercial construction loans. These increases were partially offset by a decline in residential home equity products as paydowns exceeded new originations and draws. See the "Loans" section in this MD&A for additional discussion regarding loan activity.
Yields on average earning assets increased 12 basis points, to 3.22%, for the first nine months of 2016, compared to 2015, driven primarily by a 13 basis point increase in LHFI yields primarily attributable to increases in yield on average commercial loans, particularly in our C&I portfolio, as well as an increase in yield on our consumer direct portfolio. The average earning asset LHFI yield increases were driven by higher benchmark interest rates, which increased late in the fourth quarter of 2015. Additionally, the yield on securities AFS increased 12 basis points in the first nine months of 2016, compared to 2015, driven largely by lower premium amortization on MBS securities. See the "Securities Available for Sale" section in this MD&A for additional information regarding the composition and associated yields on our investment securities.
Average interest-bearing liabilities increased $7.1 billion, or 6%, compared to 2015, primarily due to growth in NOW and money market account balances, partially offset by a decline in long-term debt. Average consumer and commercial deposits increased $9.0 billion, or 9%, compared to the first nine months of 2015, enabling a $1.2 billion, or 10%, decrease in average long-term debt, driven primarily by a decrease in average long-term FHLB advances. See the "Borrowings" section in this MD&A for additional information regarding other short-term borrowings and long-term debt.
Foregone Interest
Foregone interest income from NPLs reduced net interest margin by two basis points for both the three and nine months ended September 30, 2016. Foregone interest income from NPLs had a limited effect on the net interest margin during the three and nine months ended September 30, 2015. See additional discussion of our expectations of future credit quality in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A. In addition, Table 2 of this MD&A contains more detailed information concerning average balances, yields earned, and rates paid.

NONINTEREST INCOME
						Table 3
	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2016	2015	% Change [1]	2016	2015	% Change [1]
Service charges on deposit accounts	$162	$159	2%	$477	$466	2%
Other charges and fees	93	97	(4)	290	285	2
Card fees	83	83	—	243	247	(2)
Investment banking income	147	115	28	372	357	4
Trading income	65	31	NM	154	140	10
Mortgage production related income	118	58	NM	288	217	33
Mortgage servicing related income	49	40	23	164	113	45
Trust and investment management income	80	86	(7)	230	255	(10)
Retail investment services	71	77	(8)	212	229	(7)
Gain on sale of premises	—	—	—	52	—	NM
Net securities gains	—	7	(100)	4	21	(81)
Other noninterest income	21	58	(64)	83	173	(52)
Total noninterest income	$889	$811	10%	$2,569	$2,503	3%
1 “NM” - Not meaningful. Those changes over 100 percent were not considered to be meaningful.

Noninterest income increased $78 million, or 10%, compared to the third quarter of 2015, and increased $66 million, or 3%, compared to the nine months ended September 30, 2015. The increase compared to the third quarter of 2015 was driven by higher mortgage and capital markets-related income, partially offset by a decline in other noninterest income due to gains from the sale of loans and leases in the prior year quarter. The increase compared to the nine months ended September 30, 2015 was driven by higher mortgage and capital markets-related income, the second quarter gain on sale of premises, and higher client transaction-related fees, partially offset by a decline in wealth management-related income and a reduction in gains from sales of securities, loans, and leases. The growth in noninterest income for both periods reflects our ongoing strategic investments in talent and capabilities across our businesses.
Client transaction-related-fees, which include service charges on deposit accounts, other charges and fees, and card fees, remained relatively flat compared to the third quarter of 2015 and increased $12 million, or 1%, compared to the nine months ended September 30, 2015. The increase compared to the nine months ended September 30, 2015 was due primarily to increased client activity. Consistent with our previous guidance, our enhanced posting order process will be fully implemented in the fourth quarter of this year, which we expect will result in a reduction in service charges on deposit accounts of approximately $10 million per quarter going forward.
Investment banking income increased $32 million, or 28%, compared to the third quarter of 2015, and increased $15 million, or 4%, compared to the nine months ended September 30, 2015. The increase for both periods was driven by strong deal flow activity across most product categories as we continue to expand and deepen client relationships. The growth was due, in large part, to strength in equity capital markets and mergers and acquisitions advisory services. The increase compared to the third quarter of 2015 was also driven by strong results in syndicated finance.
Trading income increased $34 million compared to the third quarter of 2015, and increased $14 million, or 10%, compared to the nine months ended September 30, 2015. The increase for both periods was driven primarily by higher client activity and more favorable market conditions, as well as higher core trading revenue in the third quarter, most notably fixed income sales and trading. The increase for the nine months ended September 30, 2016 was offset partially by a CVA-related valuation adjustment recognized in the second quarter of 2016.
Mortgage production related income increased $60 million compared to the third quarter of 2015, and increased $71 million, or 33%, compared to the nine months ended September 30, 2015. The increase for both periods was due primarily to higher production volume and an increase in gain-on-sale margins. Mortgage production volume increased 37% compared to the third quarter of 2015, and 16% compared to the nine months ended September 30, 2015. Looking to the fourth quarter of 2016, we expect mortgage production income to decline relative to the third quarter due to moderating application activity; however, we expect mortgage production income to improve relative to the fourth quarter of 2015.
Mortgage servicing related income increased $9 million, or 23%, compared to the third quarter of 2015, and increased $51 million, or 45%, compared to the nine months ended September 30, 2015. The increase for both periods was due to higher servicing fees resulting from a larger servicing portfolio and improved net hedge performance. Servicing asset decay was higher in the current quarter due to elevated refinancing activity; however, year-to-date servicing asset decay declined due to a lower MSR value resulting from the lower interest rate environment. The UPB of mortgage loans in the servicing portfolio was $154.0 billion at September 30, 2016, compared to $149.2 billion at September 30, 2015. The increase in our servicing portfolio was driven by MSR purchases on residential loans with a UPB of $2.8 billion and $10.9 billion during the three and nine months ended September 30, 2016, respectively.

Trust and investment management income decreased $6 million, or 7%, compared to the third quarter of 2015, and decreased $25 million, or 10%, compared to the nine months ended September 30, 2015. The decrease for both periods was due primarily to a mix shift in assets under management, as well as a decline in non-recurring revenue.
Retail investment services income decreased $6 million, or 8%, compared to the third quarter of 2015, and decreased $17 million, or 7%, compared to the nine months ended September 30, 2015. The decline for both periods was due largely to reduced transactional activity, partially offset by an increase in retail brokerage managed assets in response to our clients' strategic shift towards our managed asset products.
Net securities gains decreased $7 million, or 100%, compared to the third quarter of 2015, and decreased $17 million, or 81%, compared the nine months ended September 30, 2015. The decrease for both periods was due to higher gains recognized on the sale of MBS in 2015 as a result of our repositioning of the investment portfolio.
Gain on sale of premises totaled $52 million for the nine months ended September 30, 2016, associated with the sale-leaseback of one of our office buildings, which supports our strategy of reducing our real estate footprint.
Other noninterest income decreased $37 million, or 64%, compared to the third quarter of 2015, and declined $90 million, or 52%, compared to the nine months ended September 30, 2015. The decrease compared to the third quarter of 2015 was due largely to lower gains recognized on the sale of loans and leases as well as asset impairment charges recognized in the current quarter. The decrease compared to the nine months ended September 30, 2015 was due to the same factors impacting the quarterly comparison along with an $18 million gain on the sale of legacy affordable housing investments in the first quarter of 2015.

NONINTEREST EXPENSE
						Table 4
	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2016	2015	% Change [1]	2016	2015	% Change [1]
Employee compensation	$687	$641	7%	$1,994	$1,926	4%
Employee benefits	86	84	2	315	326	(3)
Total personnel expenses	773	725	7	2,309	2,252	3
Outside processing and software	225	200	13	626	593	6
Net occupancy expense	93	86	8	256	255	—
Equipment expense	44	41	7	126	123	2
Marketing and customer development	38	42	(10)	120	104	15
Regulatory assessments	47	32	47	127	104	22
Operating losses	35	3	NM	85	33	NM
Credit and collection services	17	8	NM	47	52	(10)
Amortization	14	9	56	35	22	59
Other noninterest expense	123	118	4	341	334	2
Total noninterest expense	$1,409	$1,264	11%	$4,072	$3,872	5%
1 “NM” - Not meaningful. Those changes over 100 percent were not considered to be meaningful.

Noninterest expense increased $145 million, or 11%, compared to the third quarter of 2015, and increased $200 million, or 5%, compared to the nine months ended September 30, 2015. The increase for both periods was driven by higher regulatory and compliance-related costs, higher costs associated with increased revenue and business activity, and lower incentive-based compensation costs and discrete mortgage-related benefits in the third quarter of 2015.
Personnel expenses increased $48 million, or 7%, compared to the third quarter of 2015, and increased $57 million, or 3%, compared to the nine months ended September 30, 2015. The increase for both periods was due primarily to lower incentive-based compensation in the third quarter of 2015, as well as higher salaries and incentive-based compensation in the current quarter related to improved revenue and business performance.
Outside processing and software expense increased $25 million, or 13%, compared to the third quarter of 2015, and increased $33 million, or 6%, compared to the nine months ended September 30, 2015. The increase for both periods was driven by increased business activity levels, higher utilization of third party services, and increased investments in technology to enable ongoing efficiency initiatives.
Net occupancy expense increased $7 million, or 8%, compared to the third quarter of 2015, and remained relatively stable compared to the nine months ended September 30, 2015. The increase compared to the third quarter of 2015 was due to lower gains from prior sale-leaseback transactions during the current quarter, as well as the recognition of previously deferred sale-leaseback gains in the second quarter of 2016 as a result of a reduction in our usage of leased office space. Relative to the third quarter of 2016 level, we expect net occupancy expense to be relatively stable over the next one to two years, as further reductions in amortized gains will be generally offset by a more efficient branch network.
Marketing and customer development expense decreased $4 million, or 10%, compared to the third quarter of 2015, and increased $16 million, or 15%, compared to the nine months ended September 30, 2015. The decrease compared to the third quarter of 2015 was due primarily to lower advertising costs in the current quarter. The increase compared to the nine months ended September 30, 2015 was primarily due to higher advertising costs during the first half of 2016 associated with our campaign to further advance the Company's purpose.
Regulatory assessments expense increased $15 million, or 47%, compared to the third quarter of 2015, and increased $23 million, or 22%, compared to the nine months ended September 30, 2015. The increase for both periods was driven primarily by the FDIC surcharge on large banks, which became effective during the current quarter, and higher FDIC assessment fees due to asset growth and a higher assessment rate.
Operating losses increased $32 million compared to the third quarter of 2015, and increased $52 million compared to the nine months ended September 30, 2015. The increase for both periods was due primarily to favorable developments in previous mortgage-related matters, resulting in accrual reductions recognized in 2015.
Credit and collection services increased $9 million compared to the third quarter of 2015, and decreased $5 million, or 10%, compared to the nine months ended September 30, 2015. The increase compared to the third quarter of 2015 was driven primarily by higher credit-related expenses recognized in the current quarter related to increased business activity. The decrease compared to the nine months ended September 30, 2015 was driven primarily by mortgage transaction related reserve releases due to the expiration of representation and warranty obligations, offset partially by the current quarter increase in credit-related expenses.
Amortization expense increased $5 million, or 56%, compared to the third quarter of 2015, and increased $13 million, or 59%, compared to the nine months ended September 30, 2015. The increase for both periods was driven by increased investments in certain low-income community development projects, which also resulted in a similar increase in tax credits. See Note 8, "Certain Transfers of Financial Assets and Variable Interest Entities," for additional information regarding our community development investments.

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

The composition of our loan portfolio is shown in Table 5.

Loan Portfolio by Types of Loans		Table 5
(Dollars in millions)	September 30, 2016	December 31, 2015
Commercial loans:
C&I	$68,298	$67,062
CRE	5,056	6,236
Commercial construction	3,875	1,954
Total commercial loans	77,229	75,252
Residential loans:
Residential mortgages - guaranteed	521	629
Residential mortgages - nonguaranteed [1]	26,306	24,744
Residential home equity products	12,178	13,171
Residential construction	393	384
Total residential loans	39,398	38,928
Consumer loans:
Guaranteed student	5,844	4,922
Other direct	7,358	6,127
Indirect	10,434	10,127
Credit cards	1,269	1,086
Total consumer loans	24,905	22,262
LHFI	$141,532	$136,442
LHFS [2]	$3,772	$1,838
1 Includes $234 million and $257 million of LHFI measured at fair value at September 30, 2016 and December 31, 2015, respectively.
2 Includes $3.0 billion and $1.5 billion of LHFS measured at fair value at September 30, 2016 and December 31, 2015, respectively.

Table 6 presents our LHFI portfolio by geography (based on the U.S. Census Bureau's classifications of U.S. regions):

								Table 6
	September 30, 2016
	Commercial		Residential		Consumer		Total LHFI
(Dollars in millions)	Balance	% of Total Commercial	Balance	% of Total Residential	Balance	% of Total Consumer	Balance	% of Total LHFI
South region:
Florida	$12,708	16%	$9,491	24%	$3,924	16%	$26,123	18%
Georgia	9,712	13	5,912	15	2,093	8	17,717	13
Virginia	6,420	8	5,986	15	1,550	6	13,956	10
Maryland	4,156	5	4,510	11	1,341	5	10,007	7
North Carolina	4,201	5	3,543	9	1,554	6	9,298	7
Tennessee	4,483	6	2,049	5	943	4	7,475	5
Texas	3,918	5	479	1	2,830	11	7,227	5
South Carolina	1,598	2	1,749	4	570	2	3,917	3
District of Columbia	1,334	2	875	2	98	—	2,307	2
Other Southern states	4,009	5	587	1	1,479	6	6,075	4
Total South region	52,539	68	35,181	89	16,382	66	104,102	74
Northeast region:
New York	4,791	6	131	—	868	3	5,790	4
Pennsylvania	1,651	2	110	—	930	4	2,691	2
New Jersey	1,418	2	136	—	483	2	2,037	1
Other Northeastern states	2,530	3	228	1	594	2	3,352	2
Total Northeast region	10,390	13	605	2	2,875	12	13,870	10
West region:
California	4,106	5	2,205	6	1,234	5	7,545	5
Other Western states	2,326	3	861	2	1,184	5	4,371	3
Total West region	6,432	8	3,066	8	2,418	10	11,916	8
Midwest region:
Illinois	1,649	2	218	1	530	2	2,397	2
Ohio	921	1	44	—	551	2	1,516	1
Other Midwestern states	3,286	4	284	1	2,084	8	5,654	4
Total Midwest region	5,856	8	546	1	3,165	13	9,567	7
Foreign loans	2,012	3	—	—	65	—	2,077	1
Total	$77,229	100%	$39,398	100%	$24,905	100%	$141,532	100%

	December 31, 2015
	Commercial		Residential		Consumer		Total LHFI
(Dollars in millions)	Balance	% of Total Commercial	Balance	% of Total Residential	Balance	% of Total Consumer	Balance	% of Total LHFI
South region:
Florida	$12,712	17%	$9,752	25%	$3,764	17%	$26,228	19%
Georgia	9,820	13	5,917	15	1,769	8	17,506	13
Virginia	6,650	9	5,976	15	1,446	6	14,072	10
Maryland	4,220	6	4,280	11	1,262	6	9,762	7
North Carolina	4,106	5	3,549	9	1,419	6	9,074	7
Tennessee	4,710	6	2,123	5	818	4	7,651	6
Texas	3,362	4	351	1	2,592	12	6,305	5
South Carolina	1,517	2	1,796	5	497	2	3,810	3
District of Columbia	1,375	2	790	2	85	—	2,250	2
Other Southern states	4,100	5	556	1	1,346	6	6,002	4
Total South region	52,572	70	35,090	90	14,998	67	102,660	75
Northeast region:
New York	4,489	6	142	—	717	3	5,348	4
Pennsylvania	1,651	2	111	—	776	3	2,538	2
New Jersey	1,563	2	137	—	400	2	2,100	2
Other Northeastern states	2,165	3	230	1	516	2	2,911	2
Total Northeast region	9,868	13	620	2	2,409	11	12,897	9
West region:
California	3,368	4	1,954	5	1,091	5	6,413	5
Other Western states	2,059	3	752	2	1,037	5	3,848	3
Total West region	5,427	7	2,706	7	2,128	10	10,261	8
Midwest region:
Illinois	1,614	2	185	—	420	2	2,219	2
Ohio	885	1	52	—	457	2	1,394	1
Other Midwestern states	3,360	4	275	1	1,803	8	5,438	4
Total Midwest region	5,859	8	512	1	2,680	12	9,051	7
Foreign loans	1,526	2	—	—	47	—	1,573	1
Total	$75,252	100%	$38,928	100%	$22,262	100%	$136,442	100%

Loans Held for Investment
LHFI totaled $141.5 billion at September 30, 2016, an increase of $5.1 billion, or 4%, from December 31, 2015, driven largely by growth in consumer loans, nonguaranteed residential mortgages, C&I loans, and commercial construction loans, partially offset by decreases in residential home equity products and CRE loans.
Average loans during the third quarter of 2016 totaled $142.3 billion, up $1.0 billion, or 1%, compared to the prior quarter driven primarily by loan growth in consumer loans and nonguaranteed residential mortgages, partially offset by declines in C&I loans and residential home equity products. See the "Net Interest Income/Margin" section of this MD&A for more information regarding average loan balances.
Commercial loans increased $2.0 billion, or 3%, during the first nine months of 2016, driven largely by a $1.2 billion, or 2%, increase in C&I loans resulting from growth in a number of industry verticals and client segments. Commercial construction loans also increased by $1.9 billion, or 98%, compared to December 31, 2015, due to a reclassification of $1.1 billion of CRE loans to the commercial construction loan portfolio this quarter in accordance with a revised interpretation of regulatory classification requirements. CRE loans decreased $1.2 billion, or 19%, compared to December 31, 2015, due primarily to the aforementioned reclassification.
Residential loans increased $470 million, or 1%, compared to December 31, 2015, driven by a $1.6 billion, or 6%, increase in nonguaranteed residential mortgages as new originations exceeded paydowns. The increase in nonguaranteed residential mortgages was offset largely by a $993 million, or 8%, decrease in residential home equity products as paydowns exceeded new originations and draws during the first nine months of 2016.
At September 30, 2016, 40% of our residential home equity products were in a first lien position and 60% were in a junior lien position. For residential home equity products in a junior lien position, we own or service 30% of the loans that are senior to the home equity product. Approximately 10% of the home equity line portfolio is due to convert to amortizing term loans by the end of 2016 and an additional 28% enter the conversion phase over the following three years.
We perform credit management activities to limit our loss exposure on home equity accounts. These activities may result in the suspension of available credit and curtailment of available draws of most home equity junior lien accounts when the first lien position is delinquent, including when the junior lien is still current. We monitor the delinquency status of first mortgages serviced by other parties and actively monitor refreshed credit bureau scores of borrowers with junior liens, as these scores are highly sensitive to first lien mortgage delinquency. The loss severity on home equity junior lien accounts was approximately 71% and 75% at September 30, 2016 and December 31, 2015, respectively. The average borrower FICO score related to loans in our home equity portfolio was approximately 760 and the average outstanding loan size was approximately $46,000 at both September 30, 2016 and December 31, 2015.
Consumer loans increased $2.6 billion, or 12%, during the first nine months of 2016, driven by growth across all consumer loan classes as our consumer lending strategies continue to produce profitable growth through each of our major channels.

Specifically, other direct loans increased $1.2 billion, or 20%, guaranteed student loans increased $922 million, or 19%, indirect loans increased $307 million, or 3%, and credit card loans increased $183 million, or 17%. These increases were partially offset by a $1.0 billion indirect automobile loan sale in the third quarter of 2016, resulting in a gain of $8 million, as part of our overall balance sheet optimization strategy.
Loans Held for Sale
LHFS increased $1.9 billion during the first nine months of 2016, driven primarily by increased mortgage production.
Asset Quality
Our asset quality, excluding energy-related exposure, remained strong during the quarter and first nine months of 2016, driven by economic growth and improved residential housing markets. Our strong position reflects the proactive actions we have taken over the past several years to de-risk, diversify, and improve the quality of our loan portfolio.
NPAs increased $284 million, or 39%, compared to December 31, 2015, driven by increases in energy-related C&I NPLs and residential home equity NPLs, the latter of which was associated with changes to our home equity line risk mitigation program that were implemented during the first quarter of 2016. At September 30, 2016, substantially all of the home equity NPLs modified in 2016 were current with respect to payments and the majority are expected to return to accruing status after the borrowers have demonstrated six months of consistent payment history. At September 30, 2016, NPLs to total LHFI was 0.67%, an increase of 18 basis points compared to December 31, 2015, due to the aforementioned increase in home equity and energy-related NPLs (for additional discussion, see the following "Energy-related Loan Exposure" section).
Net charge-offs were $126 million during the third quarter of 2016, compared to $137 million during the prior quarter and $71 million during the third quarter of 2015. The current quarter included $33 million in energy-related net charge-offs, compared to $70 million in the prior quarter. This improvement in energy-related charge-offs drove a four basis point reduction in our net charge-off ratio to 0.35% for the third quarter of 2016, compared to 0.39% for the prior quarter, and 0.21% for the third quarter of 2015. Net charge-offs were $347 million and $258 million, and the net charge-off ratio was 0.33% and 0.26%, for the first nine months of 2016 and 2015, respectively.
Early stage delinquencies decreased six basis points from December 31, 2015, to 0.64% of total loans at September 30, 2016. Early stage delinquencies, excluding government-guaranteed loans, were 0.25% and 0.30% at September 30, 2016 and December 31, 2015, respectively.
Going forward, assuming no significant changes in the macroeconomic environment, we expect NPLs to modestly decline in the near-term and expect our overall net charge-off ratio to be between 30 and 35 basis points for the full year 2016. We also expect our ALLL to period-end LHFI ratio to remain relatively stable in the medium-term, which should result in a provision for loan losses that modestly exceeds net charge-offs.

Energy-related Loan Exposure
We believe that our LHFI portfolio is well diversified by product, client, and geography. However, the LHFI portfolio may be exposed to concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, types of collateral, certain industries, certain loan products, or regions of the country.
The energy industry vertical is a component of our CIB business. At both September 30, 2016 and December 31, 2015, outstanding loans in the energy portfolio totaled $3.1 billion, and represented 2% of the total loan portfolio. Total exposure, which includes funded and unfunded commitments, was $8.8 billion and $9.3 billion at September 30, 2016 and December 31, 2015, respectively, and represented 4% of our total funded and unfunded commitments at each period end. Loans in the energy portfolio that were in a second lien position at September 30, 2016, were immaterial.
Outstanding loan exposure to the two most adversely impacted sectors, namely oil field services and exploration & production, represented 14% and 21%, respectively, of our energy loan portfolio at September 30, 2016, compared to 15% and 23%, respectively, at December 31, 2015. The remaining energy loan portfolio relates to borrowers in the midstream (i.e., pipeline & transportation) and downstream (i.e., refining & distribution) energy sectors, which have not been as meaningfully impacted by lower commodity prices.
During the third quarter of 2016, net charge-offs on energy loans totaled $33 million and energy-related NPLs declined from $354 million at June 30, 2016 to $337 million at September 30, 2016. At September 30, 2016, 11% of our total energy loans were nonperforming and 30% were criticized (which includes nonperforming loans and criticized accruing loans), both unchanged from the prior quarter, but up from 6% and 19%, respectively, at December 31, 2015. At September 30, 2016, 89% of our nonperforming energy loans were current with respect to payments; however, they are classified as nonperforming due to uncertainty regarding the full collectability of principal, as discussed in the "Critical Accounting Policies" MD&A section and Note 1, "Significant Accounting Policies," to the Consolidated Financial Statements in our 2015 Annual Report on Form 10-K.
We have taken a thorough approach to managing our energy exposure and accounting for increased probable loss content in our reserve estimation process. This includes increasing the resources and intensity around mitigating our risk and helping our clients navigate through this downturn. Reserves associated with the energy portfolio represented 5.5% and 4.6% of total outstanding energy loans at September 30, 2016 and December 31, 2015, respectively. Assuming no significant changes in the macroeconomic environment, we expect $40 million to $60 million of energy-related charge-offs over the next two to three quarters. We continue to view our energy-related risk as manageable in the context of our overall Company. See Note 5, “Loans,” to the Consolidated Financial Statements in this Form 10-Q for more information on our LHFI portfolio.

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

Summary of Credit Losses Experience						Table 7
	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2016	2015	% Change [4]	2016	2015	% Change [4]
Allowance for Credit Losses
Balance - beginning of period	$1,840	$1,886	(2)%	$1,815	$1,991	(9)%
Provision for unfunded commitments	2	9	(78)	5	7	(29)
Provision/(benefit) for loan losses:
Commercial loans	81	33	NM	293	74	NM
Residential loans	(36)	(39)	8	(72)	(30)	NM
Consumer loans	50	29	72	117	63	86
Total provision for loan losses	95	23	NM	338	107	NM
Charge-offs:
Commercial loans	(78)	(23)	NM	(209)	(82)	NM
Residential loans	(28)	(47)	(40)	(102)	(177)	(42)
Consumer loans	(44)	(32)	38	(117)	(97)	21
Total charge-offs	(150)	(102)	47	(428)	(356)	20
Recoveries:
Commercial loans	7	10	(30)	26	35	(26)
Residential loans	7	11	(36)	22	31	(29)
Consumer loans	10	10	—	33	32	3
Total recoveries	24	31	(23)	81	98	(17)
Net charge-offs	(126)	(71)	77	(347)	(258)	34
Balance - end of period	$1,811	$1,847	(2)%	$1,811	$1,847	(2)%
Components:
ALLL				$1,743	$1,786	(2)%
Unfunded commitments reserve [1]				68	61	11
Allowance for credit losses				$1,811	$1,847	(2)%
Average LHFI	$142,257	$132,837	7%	$140,628	$133,000	6%
Period-end LHFI outstanding				141,532	133,560	6
Ratios:
ALLL to period-end LHFI [2]	1.23%	1.34%	(8)%	1.23%	1.34%	(8)%
ALLL to NPLs [3]	1.84x	3.87x	(52)	1.84x	3.87x	(52)
ALLL to net charge-offs (annualized)	3.49x	6.33x	(45)	3.76x	5.18x	(27)
Net charge-offs to average LHFI (annualized)	0.35%	0.21%	67	0.33%	0.26%	27
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.
2 $234 million and $262 million of LHFI measured at fair value at September 30, 2016 and 2015, respectively, were excluded from period-end LHFI in the calculation, as no allowance is recorded for loans measured at fair value. We believe that this presentation more appropriately reflects the relationship between the ALLL and loans that attract an allowance.
3 $2 million of NPLs measured at fair value at both September 30, 2016 and 2015, were excluded from NPLs in the calculation.
4 "NM" - Not meaningful. Those changes over 100 percent were not considered to be meaningful.

Provision for Credit Losses
The total provision for credit losses includes the provision/(benefit) for loan losses and the provision/(benefit) for unfunded commitments. The provision for loan losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. For the third quarter of 2016, the total provision for loan losses increased $72 million compared to the third quarter of 2015. For the first nine months of 2016, the total provision for loan losses increased $231 million compared to the same period in 2015. These increases in the overall provision for loan losses were driven primarily by higher energy-related charge-offs, loan growth, and moderating asset quality improvements, partially offset by lower charge-offs on residential loans.
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

Allowance for Loan and Lease Losses

ALLL by Loan Segment		Table 8
(Dollars in millions)	September 30, 2016	December 31, 2015
ALLL:
Commercial loans	$1,157	$1,047
Residential loans	382	534
Consumer loans	204	171
Total	$1,743	$1,752
Segment ALLL as a % of total ALLL:
Commercial loans	66%	60%
Residential loans	22	30
Consumer loans	12	10
Total	100%	100%
Segment LHFI as a % of total LHFI:
Commercial loans	54%	55%
Residential loans	28	29
Consumer loans	18	16
Total	100%	100%

The ALLL decreased $9 million, or 1%, from December 31, 2015, to $1.7 billion at September 30, 2016. The slight decrease reflects continued improvements in the asset quality of the residential loan portfolio, largely offset by loan growth. The ALLL to period-end LHFI ratio (excluding loans measured at fair value) decreased six basis points from December 31, 2015, to 1.23% at September 30, 2016. The ratio of the ALLL to total NPLs decreased to 1.84x at September 30, 2016, compared to 2.62x at December 31, 2015, reflecting our first quarter of 2016 migration of energy loans to nonperforming status, higher residential NPLs associated with changes to our home equity line risk mitigation program, and a slight decrease in the ALLL.

NONPERFORMING ASSETS

The following table presents our NPAs:

			Table 9
(Dollars in millions)	September 30, 2016	December 31, 2015	% Change [3]
Nonaccrual/NPLs:
Commercial loans:
C&I	$501	$308	63%
CRE	10	11	(9)
Commercial construction	2	—	NM
Total commercial NPLs	513	319	61
Residential loans:
Residential mortgages - nonguaranteed	183	183	—
Residential home equity products	235	145	62
Residential construction	11	16	(31)
Total residential NPLs	429	344	25
Consumer loans:
Other direct	5	6	(17)
Indirect	2	3	(33)
Total consumer NPLs	7	9	(22)
Total nonaccrual/NPLs [1]	949	672	41
OREO [2]	57	56	2
Other repossessed assets	13	7	86
Total NPAs	$1,019	$735	39%
Accruing LHFI past due 90 days or more	$1,144	$981	17%
Accruing LHFS past due 90 days or more	2	—	NM
TDRs:
Accruing restructured loans	$2,522	$2,603	(3)%
Nonaccruing restructured loans [1]	306	176	74
Ratios:
NPLs to period-end LHFI	0.67%	0.49%	37%
NPAs to period-end LHFI, OREO, and other repossessed assets	0.72	0.54	33
1 Nonaccruing restructured loans are included in total nonaccrual/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets in the Consolidated Balance Sheets until the property is conveyed and the funds are received. The receivable related to proceeds due from the FHA or the VA totaled $51 million and $52 million at September 30, 2016 and December 31, 2015, respectively.
3 "NM" - not meaningful. Those changes over 100 percent were not considered to be meaningful.

NPAs increased $284 million, or 39%, during the first nine months of 2016, largely due to downgrades of certain energy-related loans as well as home equity lines. At September 30, 2016, our ratio of NPLs to period-end LHFI was 0.67%, up 18 basis points from December 31, 2015, driven by a deterioration of certain loans in our energy industry vertical and due to an increase in residential home equity NPLs, driven by changes in our home equity line risk mitigation program.
Problem loans or loans with potential weaknesses, such as nonaccrual loans, loans over 90 days past due and still accruing, and TDR loans, are disclosed in the NPA table above. Loans with known potential credit problems that may not otherwise be disclosed in this table include accruing criticized commercial loans, which are disclosed along with additional credit quality information in Note 5, “Loans,” to the Consolidated Financial Statements in this Form 10-Q. At September 30, 2016 and

December 31, 2015, there were no known significant potential problem loans that are not otherwise disclosed.
Nonperforming Loans
NPLs at September 30, 2016 totaled $949 million, an increase of $277 million, or 41%, from December 31, 2015. Commercial NPLs increased $194 million, or 61%, due largely to downgrades of certain energy-related loans. While certain of these loans may be current with respect to their contractual debt service agreements, the decline in oil prices over the last two years, combined with facts and circumstances associated with these specific loan arrangements, raised uncertainty regarding the full collectability of principal. See the "Critical Accounting Policies" section of our 2015 Annual Report on Form 10-K for additional information regarding our policy on loans classified as nonaccrual. See the "Loans" section of this MD&A for additional information regarding our energy-related loan exposure.

Residential NPLs increased $85 million, or 25%, from December 31, 2015, primarily due to an increase in residential home equity NPLs driven by changes to our home equity line risk mitigation program implemented during the first quarter of 2016. At September 30, 2016, substantially all of the home equity NPLs modified in 2016 were current with respect to payments and the majority are expected to return to accruing status after the borrowers have demonstrated six months of consistent payment history.
Interest income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis. Interest income on commercial nonaccrual loans is not generally recognized until after the principal amount has been reduced to zero. We recognized $4 million and $5 million of interest income related to nonaccrual loans during the third quarter of 2016 and 2015, respectively, and $13 million and $18 million during the first nine months of 2016 and 2015, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $13 million and $6 million would have been recognized during the third quarter of 2016 and 2015, respectively, and $35 million and $22 million during the first nine months of 2016 and 2015, respectively.

Other Nonperforming Assets
OREO increased $1 million, or 2%, during the first nine months of 2016. Sales of OREO resulted in proceeds of $46 million and $98 million during the first nine months of 2016 and 2015, respectively, contributing to net gains of $8 million and $19 million, respectively, inclusive of valuation reserves.
Most of our OREO properties are located in Florida, North Carolina, and Maryland. Residential and commercial real estate properties comprised 80% and 16%, respectively, of the $57 million in total OREO at September 30, 2016, with the remainder related to land. Upon foreclosure, the values of these properties were reevaluated and, if necessary, written down to their then-current estimated value less estimated costs to sell. Any further decreases in property values could result in additional losses as they are periodically revalued. See the "Non-recurring Fair Value Measurements" section within Note 14, "Fair Value Election and Measurement," to the Consolidated Financial Statements in this Form 10-Q for additional information.
Gains and losses on the sale of OREO are recorded in other noninterest expense in the Consolidated Statements of Income. Sales of OREO and the related gains or losses are highly dependent on our disposition strategy and buyer opportunities. We are actively managing and disposing of these foreclosed assets to minimize future losses.
Accruing loans past due 90 days or more included LHFI and LHFS, and totaled $1.1 billion and $981 million at September 30, 2016 and December 31, 2015, respectively. Of these, 97% and 96% were government-guaranteed at September 30, 2016 and December 31, 2015, respectively. Accruing LHFI past due 90 days or more increased $163 million, or 17%, during the first nine months of 2016, driven primarily by an increase in government-guaranteed student loans, offset partially by a decrease in government-guaranteed residential mortgages.
Restructured Loans
To maximize the collection of loan balances, we evaluate troubled loans on a case-by-case basis to determine if a loan modification is appropriate. We pursue loan modifications when there is a reasonable chance that an appropriate modification would allow our client to continue servicing the debt. For loans secured by residential real estate, if the client demonstrates a loss of income such that the client cannot reasonably support a modified loan, we may pursue short sales and/or deed-in-lieu arrangements. For loans secured by income producing commercial properties, we perform an in-depth and ongoing programmatic review of a number of factors, including cash flows, loan structures, collateral values, and guarantees to identify loans within our income producing commercial loan portfolio that are most likely to experience distress.
Based on our review of the aforementioned factors and our assessment of overall risk, we evaluate the benefits of proactively initiating discussions with our clients to improve a loan’s risk profile. In some cases, we may renegotiate terms of their loans so that they have a higher likelihood of continuing to perform. To date, we have restructured loans in a variety of ways to help our clients service their debt and to mitigate the potential for additional losses. The restructuring methods being offered to our residential clients are reductions in interest rates, extensions of terms, or forgiveness of principal. Specifically, for home equity lines nearing the end of the draw period and for commercial loans, the primary restructuring method is an extension of terms.
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

Table 10 presents our recorded investment of residential TDRs by payment status. Guaranteed loans that have been repurchased from Ginnie Mae under an early buyout clause and subsequently modified have been excluded from the table. Such loans totaled approximately $47 million and $61 million at September 30, 2016 and December 31, 2015, respectively.

Residential TDR Data						Table 10
	September 30, 2016
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent [1]	Total	Current	Delinquent [1]	Total
Residential mortgages - nonguaranteed	$1,491	$114	$1,605	$13	$75	$88
Residential home equity products	600	21	621	114	31	145
Residential construction	112	3	115	—	5	5
Total residential TDRs	$2,203	$138	$2,341	$127	$111	$238

	December 31, 2015
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent [1]	Total	Current	Delinquent [1]	Total
Residential mortgages - nonguaranteed	$1,537	$138	$1,675	$15	$83	$98
Residential home equity products	596	25	621	15	25	40
Residential construction	124	2	126	—	6	6
Total residential TDRs	$2,257	$165	$2,422	$30	$114	$144
1 TDRs considered delinquent for purposes of this table were those at least thirty days past due.

At September 30, 2016, our total TDR portfolio was $2.8 billion and was comprised of $2.6 billion, or 91%, of residential loans (predominantly first and second lien residential mortgages and home equity lines of credit), $126 million, or 5%, of commercial loans, and $123 million, or 4%, of consumer loans. Total TDRs increased $49 million, or 2%, from December 31, 2015. Nonaccruing TDRs increased $130 million, or 74%, and accruing TDRs decreased $81 million, or 3%, from December 31, 2015. The increase in nonaccruing TDRs was driven largely by the changes to our home equity line risk mitigation program implemented during the first quarter of 2016.
Generally, interest income on restructured loans that have met sustained performance criteria and returned to accruing status is recognized according to the terms of the restructuring. Such recognized interest income was $28 million and $29 million during the third quarter of 2016 and 2015, respectively, and $84 million and $86 million for the first nine months of 2016 and 2015, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $34 million and $36 million during the third quarter of 2016 and 2015, respectively, and $105 million and $110 million for the first nine months of 2016 and 2015, respectively, would have been recognized.

SELECTED FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE
The following is a discussion of the more significant financial assets and financial liabilities that are measured at fair value on the Consolidated Balance Sheets at September 30, 2016 and December 31, 2015. For a complete discussion of our financial instruments measured at fair value and the methodologies used to estimate the fair values of our financial instruments, see Note 14, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.

Trading Assets and Liabilities and Derivative Instruments
Trading assets and derivative instruments increased $925 million, or 15%, compared to December 31, 2015. This increase was primarily due to increases in net derivative instruments, agency MBS, corporate and other debt securities, U.S. states and political subdivisions securities, and CP, offset partially by a decrease in federal agency securities, resulting from normal changes in the trading portfolio product mix as we manage our business and continue to meet our clients' needs, as well as, increased MSR hedging activity related to the fluctuations in long-term interest rates. Trading liabilities and derivative instruments increased $221 million, or 17%, compared to December 31, 2015, due to an increase in U.S. Treasury securities, offset partially by decreases in net derivative instruments and agency MBS. For composition and valuation assumptions related to our trading products, as well as additional information on our derivative instruments, see Note 3, “Trading Assets and Liabilities and Derivative Instruments,” Note 13, “Derivative Financial Instruments,” and the “Trading Assets and Derivative Instruments and Securities Available for Sale” section of Note 14, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q. Also, for a discussion of market risk associated with our trading activities, refer to the “Market Risk Management—Market Risk from Trading Activities” section of this MD&A.

Securities Available for Sale
				Table 11
	September 30, 2016
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$4,850	$135	$2	$4,983
Federal agency securities	324	10	—	334
U.S. states and political subdivisions	250	11	—	261
MBS - agency	22,606	714	4	23,316
MBS - non-agency residential	75	1	—	76
ABS	9	2	—	11
Corporate and other debt securities	35	1	—	36
Other equity securities [1]	655	1	1	655
Total securities AFS	$28,804	$875	$7	$29,672
1 At September 30, 2016, the fair value of other equity securities was comprised of the following: $143 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, $104 million of mutual fund investments, and $6 million of other.

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

The securities AFS portfolio is managed as part of our overall liquidity management and ALM process to optimize income and portfolio value over an entire interest rate cycle while mitigating the associated risks. Changes in the size and composition of the portfolio reflect our efforts to maintain a high quality, liquid portfolio, while managing our interest rate risk profile. The amortized cost of the portfolio increased $1.2 billion during the nine months ended September 30, 2016, primarily driven by an increase in U.S. Treasury securities to support LCR requirements that will increase effective January 1, 2017, as well as an increase in other equity securities due to increased holdings of FHLB of Atlanta capital stock. We expect to add approximately $1 billion of high-quality, liquid securities in the fourth quarter to finalize our progress towards the increased 2017 LCR requirements. The fair value of the portfolio increased $1.8 billion compared to December 31, 2015, primarily due to the aforementioned addition of U.S. Treasury securities and a $611 million increase in net unrealized gains, most notably on agency MBS, due to a decline in market interest rates. At September 30, 2016, the overall securities AFS portfolio was in a $868 million net gain position.
For the nine months ended September 30, 2016 and 2015, we recorded $4 million and $21 million, respectively, in net realized gains related to the sale of securities AFS. There were no OTTI losses recognized in earnings for the nine months ended September 30, 2016, and OTTI losses recognized in earnings for the nine months ended September 30, 2015 were immaterial. For additional information on our accounting policies, composition, and valuation assumptions related to the securities AFS portfolio, see Note 1, "Significant Accounting Policies," in our 2015 Annual Report on Form 10-K, as well as Note 4, "Securities Available for Sale," and the “Trading Assets and Derivative Instruments and Securities Available for Sale” section of Note 14, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.
For the third quarter of 2016, the average yield on the securities AFS portfolio was 2.22%, compared to 2.28% for the third quarter of 2015. For the nine months ended September 30, 2016, the average yield on the securities AFS portfolio was 2.30%, compared to 2.18% for the nine months ended September 30, 2015. The year-over-year decrease in average yield for the third quarter of 2016 was primarily due to the addition of lower-yielding U.S. Treasury securities during the current quarter. The year-over-year increase in average yield for the nine months ended September 30, 2016 was primarily due to lower MBS premium amortization in the current year. See additional discussion related to average yields on securities AFS in the "Net Interest Income/Margin" section of this MD&A.
The securities AFS portfolio had an effective duration of 3.8 years at September 30, 2016 compared to 4.5 years at December 31, 2015. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in market interest rates, taking into consideration embedded options. An effective duration of 3.8 years suggests an expected price change of approximately 3.8% for a 100 basis point instantaneous and parallel change in market interest rates.
The credit quality and liquidity profile of the securities AFS portfolio remained strong at September 30, 2016 and consequently, we believe that we have the flexibility to respond to changes in the economic environment and take actions as opportunities arise to manage our interest rate risk profile and balance liquidity risk against investment returns. Over the longer term, the size and composition of the securities AFS portfolio will reflect balance sheet trends, our overall liquidity objectives, and interest rate risk management objectives. Accordingly, the size and composition of the securities AFS portfolio could change over time.

Federal Home Loan Bank and Federal Reserve Bank Stock
We previously acquired capital stock in the FHLB of Atlanta as a precondition for becoming a member of that institution. As a member, we are able to take advantage of competitively priced advances as a wholesale funding source and to access grants and low-cost loans for affordable housing and community development projects, among other benefits. At September 30, 2016, we held a total of $143 million of capital stock in the FHLB of Atlanta, an increase of $111 million compared to December 31, 2015. This increase was due to our purchase of FHLB of Atlanta capital stock during the first half of 2016 related to an increase in FHLB borrowings during the same period, partially offset by a redemption of FHLB capital stock related to a decline in FHLB borrowings during the third quarter of 2016. Dividends recognized in relation to FHLB capital stock were immaterial for both the three and nine months ended September 30, 2016, compared to $2 million and $10 million for the three and nine months ended September 30, 2015, respectively.
Similarly, to remain a member of the Federal Reserve System, we are required to hold a certain amount of capital stock, determined as either a percentage of the Bank’s capital or as a percentage of total deposit liabilities. At September 30, 2016, we held $402 million of Federal Reserve Bank of Atlanta stock, unchanged from December 31, 2015. For the three and nine months ended September 30, 2016, we recognized dividends related to Federal Reserve Bank of Atlanta stock of $2 million and $5 million, respectively, compared to $6 million and $18 million for the three and nine months ended September 30, 2015, respectively. The decline in dividends recognized was due to legislation passed by the U.S. Congress in December 2015, which changed the dividend rate on our statutory investment in Federal Reserve Bank of Atlanta stock from 6% to the lower of 6% or the 10-year Treasury note rate (which, at September 30, 2016, was 1.60%).

BORROWINGS

Short-Term Borrowings
Our total period-end short-term borrowings at September 30, 2016 increased $272 million, or 6%, from December 31, 2015, driven by a $277 million increase in funds purchased and a $70 million increase in securities sold under agreements to repurchase, partially offset by a $75 million decrease in other short-term borrowings. The decrease in other short-term borrowings was primarily due to a $106 million decline in master notes outstanding.
Long-Term Debt
During the nine months ended September 30, 2016, our long-term debt increased by $3.4 billion, or 40%. This increase was primarily due to the addition of $2.6 billion of long-term FHLB advances and the issuance of $750 million of 10-year fixed rate subordinated notes in the second quarter of 2016. Additionally, during the first quarter of 2016, we issued $1.0 billion of 5-year fixed rate senior notes and used the proceeds to pay off $1.0 billion of higher cost, fixed rate senior notes that were due in 2016. There have been no other material changes in our long-term debt as described in our 2015 Annual Report on Form 10-K.

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
In the third quarter, the Federal Reserve released a notice of proposed rulemaking related to capital plan and stress test rules and also indicated that an additional notice of proposed rulemaking is forthcoming in 2017 that would address other elements of Basel III and stress test rules. We are in the process of evaluating this information, but do not expect the final rules to significantly impact our minimum capital requirements.
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
A transition period applies to certain capital elements and risk weighted assets, where phase-in percentages are applicable in the calculations of capital and RWA. One of the more significant transitions required by the Basel III Final Rule relates to the risk weighting applied to MSRs, which will impact the CET1 ratio during the transition period when compared to the CET1 ratio that is calculated on a fully phased-in basis. Specifically, the fully phased-in risk weight of MSRs is 250%, while the risk weight to be applied during the transition period is 100%. The transition period is applicable from January 1, 2015 through December 31, 2017. Table 12 presents transitional Basel III regulatory capital metrics at September 30, 2016 and December 31, 2015.

Regulatory Capital Metrics [1]		Table 12
(Dollars in millions)	September 30, 2016	December 31, 2015
Regulatory capital:
CET1	$16,862	$16,421
Tier 1 capital	18,101	17,804
Total capital	21,671	20,668
Assets:
RWA	$172,461	$164,851
Average total assets for leverage ratio	195,105	183,763
Risk-based ratios:
CET1	9.78%	9.96%
CET1 - fully phased-in [2]	9.66	9.80
Tier 1 capital	10.50	10.80
Total capital	12.57	12.54
Leverage	9.28	9.69
Total shareholders’ equity to assets	11.92	12.28
1 Basel III Final Rules became effective for us on January 1, 2015. Our calculation of these measures may differ from those of other financial services companies that calculate similar metrics.
2 The CET1 ratio on a fully phased-in basis at September 30, 2016 is estimated. See Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for a reconciliation of our transitional CET1 ratio to our fully phased-in, estimated CET1 ratio.
All of our capital ratios, except for the Total capital ratio, declined modestly compared to December 31, 2015, as growth in retained earnings was offset by the impact of growth in RWA due to increased on- and off-balance sheet exposures. Further, as mentioned above, the phase-out of the trust preferred securities from Tier 1 capital to Tier 2 capital resulted in an additional decline in the Tier 1 capital and Leverage ratios. The Total capital ratio increased slightly compared to December 31, 2015, due primarily to our $750 million subordinated debt issuance in the second quarter of 2016. At September 30, 2016, our capital ratios were well above current regulatory requirements.
Our estimate of the fully phased-in CET1 ratio of 9.66% at September 30, 2016 considers a 250% risk-weighting for MSRs, which is the primary driver for the difference in the CET1 ratio at September 30, 2016 compared to the estimated fully phased-in ratio in the same period. Our estimated fully phased-in ratio is in excess of the 4.5% minimum CET1 ratio, and is also in excess of the 7.0% limit that includes the minimum level of 4.5% plus the 2.5% fully phased-in CCB. See Table 1, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for a reconciliation of our fully phased-in CET1 ratio.

Capital Actions
We declared and paid common dividends of $370 million, or $0.74 per common share, during the nine months ended September 30, 2016, compared to $352 million, or $0.68 per common share, during the nine months ended September 30, 2015. We also recognized dividends on our preferred stock of $49 million and $48 million during the nine months ended September 30, 2016 and 2015, respectively.

Various regulations administered by federal and state bank regulatory authorities restrict the Bank's ability to distribute its retained earnings. At September 30, 2016 and December 31, 2015, the Bank's capacity to pay cash dividends to the Parent Company under these regulations totaled approximately $2.3 billion and $2.7 billion, respectively.
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
In June 2016, we announced capital plans in response to the Federal Reserve's review of and non-objection to our capital plan submitted in conjunction with the 2016 CCAR. Our 2016 capital plan includes increases in our share repurchase program and quarterly common stock dividend, while maintaining the current level of preferred stock dividends. Specifically, the 2016 capital plan authorizes the repurchase of up to $960 million of our outstanding common stock between the third quarter of 2016 and the second quarter of 2017, which we expect to conduct relatively evenly on a quarterly basis, as well as an 8% increase in our quarterly common stock dividend from $0.24 per share to $0.26 per share, beginning in the third quarter of 2016. During the third quarter of 2016, we repurchased $240 million of our outstanding common stock at market value as part of this 2016 capital plan. During October of 2016, we repurchased an additional $240 million of our outstanding common stock at market value as part of this capital plan.
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
Market Risk Management
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices, and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and MVE to changes in interest rates, is our primary market risk and mainly arises from the structure of our balance sheet. Variable rate loans, prior to any hedging related actions, were approximately 60% of total loans at September 30, 2016, and after giving consideration to hedging related actions, were approximately 45% of total loans. Approximately 7% of our variable rate loans at September 30, 2016 had coupon rates that were equal to a contractually specified interest rate floor. In addition to interest rate risk, we are also exposed to market risk in our trading instruments measured at fair value. Our ALCO meets regularly and is responsible for reviewing our open market positions and establishing policies to monitor and limit exposure to market risk.

Market Risk from Non-Trading Activities
The primary goal of interest rate risk management is to control exposure to interest rate risk, within policy limits approved by the Board. These limits and guidelines reflect our appetite for interest rate risk over both short-term and long-term horizons. No limit breaches occurred during the nine months ended September 30, 2016.
The major sources of our non-trading interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of freestanding or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, which, as described in additional detail below, are employed by management to understand net interest income sensitivity and MVE sensitivity. These measures show that our interest rate risk profile is moderately asset sensitive at September 30, 2016.
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

Net Interest Income Asset Sensitivity		Table 13

	Estimated % Change in Net Interest Income Over 12 Months [1]
	September 30, 2016	December 31, 2015
Rate Change
+200 bps	3.6%	5.7%
+100 bps	2.1%	3.0%
-25 bps	(0.7)%	(1.2)%
1 Estimated % change of net interest income is reflected on a non-FTE basis.

Net interest income asset sensitivity at September 30, 2016 decreased compared to December 31, 2015. This decrease resulted from an increase in the notional balance of received-fixed swaps, growth in fixed rate assets, and an increase in floating rate liabilities during the first nine months of 2016. See additional discussion related to net interest income in the "Net Interest Income/Margin" section of this MD&A.
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
At September 30, 2016, the MVE profile in Table 14 indicates a decline in net balance sheet value due to instantaneous upward changes in rates. This MVE sensitivity is reported for both upward and downward rate shocks.

Market Value of Equity Sensitivity		Table 14

	Estimated % Change in MVE
	September 30, 2016	December 31, 2015
Rate Change
+200 bps	(7.3)%	(8.2)%
+100 bps	(2.9)%	(3.7)%
-25 bps	0.3%	0.7%
The decrease in MVE sensitivity at September 30, 2016 compared to December 31, 2015 was due to lower balance sheet duration, primarily from (i) lower long-term interest rates, which drive faster prepayment speeds on mortgage loans and securities, and (ii) the implementation of the annual update on client deposit behaviors on indeterminate maturity deposits. The 10-year swap rate at September 30, 2016 declined 72 basis points to 1.46%, compared to 2.18% at December 31, 2015. Updated deposit assumptions reflect increasing balances and slower decays, which lengthens deposit lives, thereby shortening overall balance sheet duration. While an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under these rate scenarios, we believe that a gradual shift in interest rates would have a much more modest impact.
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
Table 15 presents VAR and Stressed VAR for the three and nine months ended September 30, 2016 and 2015, as well as VAR by Risk Factor at September 30, 2016 and 2015.

Value at Risk Profile			Table 15

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2016	2015	2016	2015
VAR (1-day holding period):
Period end	$2	$2	$2	$2
High	3	3	3	3
Low	1	2	1	2
Average	2	2	3	2

Stressed VAR (10-day holding period):
Period end	$72	$39	$72	$39
High	87	81	87	104
Low	11	29	8	24
Average	39	47	31	57

VAR by Risk Factor at period end (1-day holding period):
Equity risk			$1	$1
Interest rate risk			2	2
Credit spread risk			5	2
VAR total at period end (1-day diversified)			2	2

The trading portfolio, measured in terms of VAR, is predominantly comprised of four sub-portfolios of covered positions: (i) credit trading, (ii) fixed income securities, (iii) interest rate derivatives, and (iv) equity derivatives. The trading portfolio also contains other sub-portfolios, including foreign exchange and commodities; however, these trading risk exposures are not material. Our covered positions originate primarily from underwriting, market making and associated risk mitigating hedging activity, and other services for our clients. As illustrated in Table 15, there was a modest increase in average daily VAR for the nine months ended September 30, 2016 compared to the same period of 2015, while the average daily VAR for the three months ended September 30, 2016 remained at the same level year-over-year. The period end VAR at September 30, 2016 was $2 million, unchanged compared to September 30, 2015. Continued risk mitigating activities within our equity derivatives business since the second half of 2015 contributed to a lower average Stressed VAR for the three and nine months ended September 30, 2016 compared to the same periods of 2015. The period end Stressed VAR at September 30, 2016 was higher compared to September 30, 2015 primarily due to an increase in balance sheet usage within the credit trading business during the third quarter of 2016 in response to increased client demand and more favorable market conditions. Additionally, period end Stressed VaR at September 30, 2016 reflected the temporary impact of maturing positions in the equity derivatives portfolio. The trading portfolio of covered positions did not contain any correlation trading positions or on- or off-balance sheet securitization positions in 2015 or the nine months ended September 30, 2016.
In accordance with the Market Risk Rule, we evaluate the accuracy of our VAR model through daily backtesting by comparing daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) from covered positions with the corresponding daily VAR-based measures derived from the model. As illustrated in the following graph for the twelve months ended September 30, 2016, there were no VAR backtesting exceptions during this period. The total number of VAR backtesting exceptions over the preceding 12 months is used to determine the multiplication factor for the VAR-based capital requirement under the Market Risk Rule. The capital multiplication factor increases from a minimum of three to a maximum of four, depending on the number of exceptions. There was no change in the capital multiplication factor over the preceding 12 months.

Firmwide VAR Backtesting
$3
$2
$1
$0
($1)
($2)
($3)
($4)
($5)
$ Millions
Oct-15
Nov-15
Dec-15
Jan-16
Feb-16
Mar-16
Apr-16
May-16
Jun-16
Jul-16
Aug-16
Sep-16
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
LCR requirements under Regulation WW became effective for us on January 1, 2016. The LCR requires banking organizations to hold unencumbered high-quality liquid assets sufficient to withstand projected cash outflows under a prescribed liquidity stress scenario. Regulation WW will be phased in as specified by the regulatory requirements and requires that we maintain an LCR above 90% during 2016 and 100% beginning January 1, 2017. We expect to meet or exceed LCR requirements within the regulatory timelines. At September 30, 2016, our LCR was above 90%.
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
Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. The Bank and the Parent Company borrow from the money markets using instruments such as Fed funds, Eurodollars, and securities sold under agreements to repurchase. At September 30, 2016, the Bank retained a material cash position in its Federal Reserve account. The Parent Company also retains a material cash position in its Federal Reserve account in accordance with our policies and risk limits, discussed in greater detail below.
Sources of Funds. Our primary source of funds is a large, stable deposit base. Core deposits, predominantly made up of consumer and commercial deposits originated primarily from our retail branch network and Wholesale Banking client base, are our largest and most cost-effective source of funding. Total deposits increased to $158.8 billion at September 30, 2016, from $149.8 billion at December 31, 2015.
We also maintain access to diversified sources for both secured and unsecured wholesale funding. These uncommitted sources include Fed funds purchased from other banks, securities sold under agreements to repurchase, FHLB advances, and global bank notes. Aggregate borrowings increased to $16.8 billion at September 30, 2016, from $13.1 billion at December 31, 2015. This increase in aggregate borrowings was due to growth in both lending activity and the high-quality, liquid asset portfolio.
As mentioned above, the Bank and Parent Company maintain programs to access the debt capital markets. The Parent Company maintains an SEC shelf registration from which it may issue senior or subordinated notes and various capital securities, such as common or preferred stock. Our Board has authorized the issuance of up to $5.0 billion of such securities, of which $4.0 billion of issuance capacity remained available at September 30, 2016. In February 2016, the Parent Company issued $1.0 billion of 5-year fixed rate senior notes.
The Bank maintains a global bank note program under which it may issue senior or subordinated debt with various terms. In May 2016, the Bank issued $750 million of 10-year fixed rate subordinated notes under this program. At September 30, 2016, the Bank retained $35.8 billion of remaining capacity to issue notes under the global bank note program.
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
September 30, 2016
	Moody’s	S&P	Fitch
SunTrust Banks, Inc.:
Senior debt	Baa1	BBB+	A-
Preferred stock	Baa3	BB+	BB

SunTrust Bank:
Long-term deposits	A1	A-	A
Short-term deposits	P-1	A-2	F1
Senior debt	Baal	A-	A-
Outlook	Stable	Stable	Stable
Our investment portfolio is a use of funds and we manage the portfolio primarily as a store of liquidity, maintaining the majority of our securities in liquid and high-grade asset classes, such as agency MBS, agency debt, and U.S. Treasury securities; nearly all of these securities qualify as high-quality liquid assets under the U.S. LCR Final Rule. At September 30, 2016, our securities AFS portfolio contained $25.0 billion of unencumbered high-quality, liquid securities at market value.
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

Table 17 presents period end and average balances for our contingency liquidity sources for the third quarter of 2016 and 2015. These sources exceed our contingent liquidity needs as measured in our contingency funding scenarios.

Contingency Liquidity Sources				Table 17

	As of		Average for the Three Months Ended ¹
(Dollars in billions)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Excess reserves	$5.7	$2.3	$3.4	$3.8
Free and liquid investment portfolio securities	25.0	23.5	25.0	23.8
Unused FHLB borrowing capacity	23.7	19.6	22.6	17.9
Unused discount window borrowing capacity	17.1	17.0	17.5	17.0
Total	$71.5	$62.4	$68.5	$62.5
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
Other Liquidity Considerations. As presented in Table 18, we had an aggregate potential obligation of $89.7 billion to our clients in unused lines of credit at September 30, 2016. Commitments to extend credit are arrangements to lend to clients who have complied with predetermined contractual obligations. We also had $2.8 billion in letters of credit outstanding at September 30, 2016, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Approximately $464 million of these letters supported variable rate demand obligations at September 30, 2016. Unused commercial lines of credit have decreased since December 31, 2015, driven by revolver utilization. Unused credit card lines increased since December 31, 2015 due to our strategic focus on growing this business and our launch of new, streamlined credit card product offerings in 2015. Additionally, our mortgage commitments increased since December 31, 2015 due to higher purchase and refinance production volume driven by the low interest rate environment.

Unfunded Lending Commitments				Table 18
	As of		Average for the Three Months Ended
(Dollars in millions)	September 30, 2016	December 31, 2015	September 30, 2016	September 30, 2015
Unused lines of credit:
Commercial	$57,927	$58,855	$57,175	$55,671
Mortgage commitments [1]	7,488	3,232	7,222	4,459
Home equity lines	10,370	10,523	10,420	10,675
CRE	4,303	4,455	4,485	3,710
Credit card	9,655	8,478	9,495	7,725
Total unused lines of credit	$89,743	$85,543	$88,797	$82,240

Letters of credit:
Financial standby	$2,656	$2,775	$2,662	$2,780
Performance standby	131	137	129	137
Commercial	19	27	17	30
Total letters of credit	$2,806	$2,939	$2,808	$2,947
1 Includes IRLCs and forward loan sales commitments with notional balances of $5.1 billion and $2.3 billion at September 30, 2016 and December 31, 2015, respectively.

Other Market Risk
Except as discussed below, there have been no other significant changes to other market risk as described in our 2015 Annual Report on Form 10-K.
MSRs are measured at fair value and totaled $1.1 billion and $1.3 billion at September 30, 2016 and December 31, 2015, respectively, and are managed within established risk limits and monitored as part of an established governance process.
We originated MSRs with fair values at the time of origination of $88 million and $198 million during the three and nine months ended September 30, 2016, respectively, and $68 million and $185 million during the three and nine months ended September 30, 2015, respectively. Additionally, we purchased MSRs with fair values of approximately $27 million and $104 million during the three and nine months ended September 30, 2016, respectively, and $109 million during the nine months ended September 30, 2015. No MSRs were purchased during the three months ended September 30, 2015.
We recognized mark-to-market decreases in the fair value of the MSR portfolio of $56 million and $488 million during the three and nine months ended September 30, 2016, respectively. During the three and nine months ended September 30, 2015, we recognized mark-to-market decreases of $198 million and $235 million in the fair value of the MSR portfolio, respectively. Changes in fair value include the decay resulting from the realization of monthly net servicing cash flows. We recognized net losses related to MSRs, inclusive of decay and related hedges, of $44 million and $107 million for the three and nine months ended September 30, 2016, and net losses of $47 million and $137 million for the three and nine months ended September 30, 2015, respectively. Compared to the prior year quarter, the decrease in net losses related to MSRs was primarily driven by stronger net hedge performance. Compared to the nine months ended September 30, 2015, the decrease in net losses related to MSRs was primarily driven by lower decay along with improved net hedge performance.

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

BUSINESS SEGMENTS
Table 19 presents net income for our reportable business segments:

Net Income by Business Segment				Table 19

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2016	2015	2016	2015
Consumer Banking and Private Wealth Management	$180	$201	$522	$545
Wholesale Banking	224	236	601	737
Mortgage Banking	52	106	162	219

Corporate Other	27	44	137	129
Reconciling Items [1]	(9)	(50)	(9)	(181)
Total Corporate Other	18	(6)	128	(52)
Consolidated Net Income	$474	$537	$1,413	$1,449
1 Includes differences between net income reported for each business segment using management accounting practices and U.S. GAAP. Prior period information has been restated to reflect changes in internal reporting methodology. See additional information in Note 16, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q.

Table 20 presents average loans and average deposits for our reportable business segments:

Average Loans and Deposits by Business Segment				Table 20
	Three Months Ended September 30
	Average Loans		Average Consumer and Commercial Deposits
(Dollars in millions)	2016	2015	2016	2015
Consumer Banking and Private Wealth Management	$43,405	$40,189	$95,924	$91,039
Wholesale Banking	71,634	67,291	55,921	51,194
Mortgage Banking	27,146	25,299	3,374	2,918
Corporate Other	72	58	94	75

	Nine Months Ended September 30
	Average Loans		Average Consumer and Commercial Deposits
(Dollars in millions)	2016	2015	2016	2015
Consumer Banking and Private Wealth Management	$42,502	$40,539	$95,389	$90,919
Wholesale Banking	71,499	67,565	54,564	49,142
Mortgage Banking	26,563	24,847	2,896	2,754
Corporate Other	64	49	62	54

See Note 16, “Business Segment Reporting,” to the Consolidated Financial Statements in this Form 10-Q for a discussion of our segment structure, basis of presentation, and internal management reporting methodologies.

BUSINESS SEGMENT RESULTS
Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015
Consumer Banking and Private Wealth Management
Consumer Banking and Private Wealth Management reported net income of $522 million for the nine months ended September 30, 2016, a decrease of $23 million, or 4%, compared to the same period in 2015, driven by increased noninterest expense and decreased noninterest income, partially offset by higher net interest income.
Net interest income was $2.1 billion, an increase of $96 million, or 5%, compared to the same period in 2015, primarily driven by an increase in average loan and deposit growth, favorable deposit product mix, and improved loan spreads, partially offset by lower deposit spreads. Net interest income related to deposits increased $57 million, or 4%, driven by a $4.5 billion, or 5%, increase in average deposit balances. Net interest income related to loans increased $41 million, or 5%, largely driven by a $2.0 billion, or 5%, increase in average loan balances.
Provision for credit losses was $107 million, an increase of $6 million, or 6%, compared to the same period in 2015, driven primarily by an increase in net charge-offs.
Total noninterest income was $1.1 billion, a decrease of $28 million, or 2%, compared to the same period in 2015. The decrease was largely driven by lower wealth management-related income due to lower transactional volumes and lower average assets under management. Other miscellaneous income decreased due to an asset impairment recognized in 2016 and the impact of loan sale gains recognized in 2015. These decreases were partially offset by increased service charges on deposits, card services income, and ATM fees.
Total noninterest expense was $2.3 billion, an increase of $98 million, or 4%, compared to the same period in 2015. The increase was primarily driven by higher allocated functional support costs, increased occupancy expense, outside processing expense, and increases in other noninterest expense categories.

Wholesale Banking
Wholesale Banking reported net income of $601 million for the nine months ended September 30, 2016, a decrease of $136 million, or 18%, compared to the same period in 2015. The decrease in net income was attributable to an increase in provision for credit losses and higher noninterest expense, which were partially offset by an increase in net interest income.
Net interest income was $1.5 billion, an increase of $33 million, or 2%, compared to the same period in 2015, primarily driven by an increase in average deposit balances. Deposit-related net interest income increased $39 million as average deposit balances grew $5.4 billion, or 11%. Combined average balance growth in interest-bearing transaction accounts and money market accounts increased $5.3 billion, or 21%. Average loans grew $3.9 billion, or 6%, primarily led by C&I loans; however, net interest income growth related to loans was mitigated due to lower loan spreads.
Provision for credit losses was $253 million, an increase of $180 million, compared to the same period in 2015. The increase was due primarily to higher energy-related charge-offs and related reserves, as well as loan growth.

Total noninterest income was $906 million, a decrease of $8 million, or 1%, compared to the same period in 2015. The decrease was due to lower card fees and lower leasing-related income, which were offset by higher investment banking, trading income, and non-margin loan fees. See additional discussion related to trading income in the "Noninterest Income" section of this MD&A.
Total noninterest expense was $1.3 billion, an increase of $88 million, or 8%, compared to the same period in 2015. The increase was primarily due to an increase in employee compensation as we continue to invest in talent to meet our clients' needs and augment our capabilities, higher amortization expenses associated with our new market tax credit investments (offsetting benefit in tax credits), and increased investment related expense in our loan origination and treasury payments platform along with increased FDIC insurance premiums.

Mortgage Banking
Mortgage Banking reported net income of $162 million for the nine months ended September 30, 2016, a decrease of $57 million, or 26%, compared to the same period in 2015. The $57 million decrease is due to higher noninterest expense, lower benefit from credit losses, and lower net interest income, partially offset by higher noninterest income.
Net interest income was $334 million, a decrease of $32 million, or 9%, compared to the same period in 2015. The decrease was predominantly due to lower net interest income on loans and LHFS. Net interest income on loans decreased $32 million, or 12%, due to lower spreads on residential mortgages, partially offset by a $1.7 billion, or 7%, increase in average loan balances. Compared to the same period in 2015, net interest income on LHFS decreased $4 million due to lower spreads, partially offset by higher average balances while net interest income on deposits increased $7 million due to growth in both balances and spreads.
Provision for credit losses was a benefit of $17 million, a decrease of $44 million, or 72%, compared to the same period in 2015 due to moderating asset quality improvements.
Total noninterest income was $457 million, an increase of $111 million, or 32%, compared to the same period in 2015. The increase was driven by higher mortgage production and servicing income. Mortgage production-related income increased $72 million compared to the same period in 2015, due to higher production volume and higher gain on sale margins. Loan originations were $20.7 billion, an increase of $2.9 billion, or 16%, compared to the same period in 2015. Mortgage servicing-related income was $164 million, an increase of $50 million, or 44%, compared to the same period in 2015. The increase was driven primarily by favorable net hedge performance, higher servicing fees, and lower decay expense. Total loans serviced were $154.0 billion at September 30, 2016, compared to $149.2 billion at September 30, 2015, an increase of 3%.
Total noninterest expense was $547 million, an increase of $37 million, or 7%, compared to the same period in 2015. The increase was due to a $42 million increase in operating losses from the favorable resolution of legacy mortgage-related matters in the prior year, partially offset by a $14 million decrease in staff expenses.

Corporate Other
Corporate Other net income was $137 million for the nine months ended September 30, 2016, an increase of $8 million, or 6%, compared to the same period in 2015. The increase in net income was primarily due to discrete tax benefits and lower cost allocations during the current period.
Net interest income was $81 million, a decrease of $27 million, or 25%, compared to the same period in 2015. The decrease was driven by lower spreads on mortgage backed securities and funding liabilities, which were partially offset by higher swap-related income. Average long-term debt decreased $1.3 billion, or 12%, and average short-term borrowings decreased $0.5 billion, or 21%, compared to the same period in 2015, driven by balance sheet management activities. Net interest income within reconciling items improved compared to the same period in 2015 driven by the funds transfer pricing residual, which became less negative as the average funds transfer pricing rate charged for segment assets increased more than the average funds transfer pricing rate credited for segment liabilities.
Total noninterest income was $112 million, a decrease of $6 million, or 5%, compared to the same period in 2015. The decrease was driven primarily by higher gains recognized in 2015 related to the disposition of the affordable housing investments, the sale of securities, and mark-to-market valuations on our fixed rate long-term debt measured at fair value, partially offset by the gain on the sale of one of our office buildings in 2016.
Total noninterest expense decreased $21 million compared to the same period in 2015 due to lower allocated expenses, partially offset by higher FDIC-related expense tied to the increase in the large bank surcharge.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See the “Enterprise Risk Management” section of the MD&A in this Form 10-Q, which is incorporated herein by reference.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) at September 30, 2016. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at September 30, 2016.

Changes in Internal Control over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Refer to the Company's 2015 Annual Report on Form 10-K for additional information.

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
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities:

				Table 21
	Common Stock [1]
	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Equity that May Yet Be Purchased Under the Plans or Programs at Period End (in millions)
January 1 - 31 [2]	4,224,215	$35.37	4,224,215	$180
February 1 - 29 [2]	36,212	34.66	36,212	175
March 1 - 31	—	—	—	175
Total during first quarter of 2016	4,260,427	35.36	4,260,427	175

April 1 - 30	4,783,004	36.59	4,783,004	—
May 1 - 31	—	—	—	—
June 1 - 30	—	—	—	—
Total during second quarter of 2016	4,783,004	36.59	4,783,004	—

July 1 - 31	5,734,988	41.85	5,734,988	720
August 1 - 31	—	—	—	720
September 1 - 30	—	—	—	720
Total during third quarter of 2016	5,734,988	41.85	5,734,988	720

Total year-to-date 2016	14,778,419	$38.28	14,778,419	$720
1 During the three and nine months ended September 30, 2016, no shares of SunTrust common stock were surrendered by participants in SunTrust's employee stock option plans, where participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock that the participant already owns. SunTrust considers any such shares surrendered by participants in SunTrust's employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs.
2 During the first quarter of 2016, the Company also repurchased $24 million of its outstanding common stock warrants as part of its 2015 CCAR capital plan. In January 2016, 1,035,800 Series A warrants were repurchased at an average price paid of $6.91 per warrant, and 4,272,780 Series B warrants were repurchased at an average price paid of $3.14 per warrant. In February 2016, 14,451 Series A warrants were repurchased at an average price paid of $7.18 per warrant, and 1,120,089 Series B warrants were repurchased at an average price paid of $3.25 per warrant. No warrants were repurchased in March 2016, nor in the second or third quarters of 2016.

During the second quarter of 2016, the Company completed its repurchase of authorized common equity under the 2015 CCAR capital plan, which the Company initially announced on March 11, 2015 and which effectively expired on June 30, 2016.
On June 29, 2016, the Company announced that the Federal Reserve had no objections to the repurchase of up to $960 million of the Company's outstanding common stock to be completed between July 1, 2016 and June 30, 2017, as part of the Company's 2016 capital plan submitted in connection with the 2016 CCAR. During the third quarter of 2016, the Company repurchased $240 million of its outstanding common stock at market value as part of this publicly announced plan. In October of 2016, the

Company repurchased an additional $240 million of its outstanding common stock at market value as part of this publicly announced plan and the Company expects to repurchase approximately $480 million of additional outstanding common stock through the end of the second quarter of 2017.
At September 30, 2016, 7.4 million warrants remained outstanding and the Company had authority from its Board to repurchase all of these outstanding stock purchase warrants; however, any such repurchase would be subject to the non-objection of the Federal Reserve through the capital planning and stress testing process.

SunTrust did not repurchase any shares of its Series A Preferred Stock Depositary Shares, Series B Preferred Stock, Series E Preferred Stock Depositary Shares, or Series F Preferred Stock Depositary Shares during the third quarter of 2016, and there was no unused Board authority to repurchase any shares of Series A Preferred Stock Depositary Shares, Series B Preferred Stock, Series E Preferred Stock Depositary Shares, or the Series F Preferred Stock Depositary Shares.
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

SUNTRUST BANKS, INC.
(Registrant)

Dated:	November 4, 2016	By: /s/ Thomas E. Panther
Thomas E. Panther, Senior Vice President, Director of Corporate Finance and Controller (on behalf of the Registrant and as Principal Accounting Officer)