Form 10-K
period 2016-12-31
SUNTRUST BANKS INC
filed 2017-02-24
CIK 750556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

Commission file number 001-08918
SunTrust Banks, Inc.
(Exact name of registrant as specified in its charter)

Georgia	58-1575035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
303 Peachtree Street, N.E., Atlanta, Georgia 30308
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (800) 786-8787

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock	New York Stock Exchange
Depositary Shares, Each Representing 1/4000th Interest in a Share of Perpetual Preferred Stock, Series A	New York Stock Exchange
5.853% Fixed-to-Floating Rate Normal Preferred Purchase Securities of SunTrust Preferred Capital Trust I (representing interests in shares of Perpetual Preferred Stock, Series B)	New York Stock Exchange
Depositary Shares, Each Representing 1/4000th Interest in a Share of Perpetual Preferred Stock, Series E	New York Stock Exchange
Warrants to Purchase Common Stock at $44.15 per share, expiring November 14, 2018	New York Stock Exchange
Warrants to Purchase Common Stock at $33.70 per share, expiring December 31, 2018	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☑        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates at June 30, 2016 was approximately $20.6 billion based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the registrant has assumed that all of its directors and executive officers are affiliates.
At February 17, 2017, 491,412,870 shares of the registrant’s common stock, $1.00 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Pursuant to Instruction G of Form 10-K, information in the registrant’s Definitive Proxy Statement for its 2017 Annual Shareholder’s Meeting, which it will file with the SEC no later than April 25, 2017 (the “Proxy Statement”), is incorporated by reference into Items 10-14 of Part III of this Form 10-K.

GLOSSARY OF DEFINED TERMS

ABS — Asset-backed securities.
ACH — Automated clearing house.
AFS — Available for sale.
AIP — Annual Incentive Plan.
ALCO — Asset/Liability Committee.
ALM — Asset/Liability Management.
ALLL — Allowance for loan and lease losses.
AML — Anti-money laundering.
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
DDA — Demand deposit account.
DFAST — Dodd-Frank Act Stress Test.
DIF — Deposit Insurance Fund.
Dodd-Frank Act — Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
DOJ — Department of Justice.

DTA — Deferred tax asset.
DTL — Deferred tax liability.
DVA — Debit valuation adjustment.
EORO — Enterprise Operational Risk Officer.
EPS — Earnings per share.
ER — Enterprise Risk.
ERC — Enterprise Risk Committee.
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

i

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
Pillar — Pillar Financial, LLC.
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
SEC — U.S. Securities and Exchange Commission.
SERP — Supplemental Executive Retirement Plan.
STCC — SunTrust Community Capital, LLC.
STIS — SunTrust Investment Services, Inc.
STM — SunTrust Mortgage, Inc.
STRH — SunTrust Robinson Humphrey, Inc.
SunTrust — SunTrust Banks, Inc.
TDR — Troubled debt restructuring.
TRS — Total return swaps.
U.S. — United States.
U.S. GAAP — Generally Accepted Accounting Principles in the U.S.
U.S. Treasury — the U.S. Department of the Treasury.
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
General
SunTrust Banks, Inc. (“we,” “us,” “our,” or “the Company”) is a leading provider of financial services, with our headquarters located in Atlanta, Georgia. Our principal subsidiary is SunTrust Bank (“the Bank”). The Company was incorporated in the State of Georgia in 1984 and offers a full line of financial services for consumers, businesses, corporations, institutions, and not-for-profit entities, both through its branches (located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia), and through other national delivery channels. The Bank provides clients with a selection of full-, self-, and assisted-service channels, including branch, call center, Teller Connect™ machines, ATMs, internet, mobile, and tablet. Other subsidiaries provide capital markets, mortgage banking, securities brokerage, online consumer lending, and asset and wealth management services. At December 31, 2016, the Company had total assets of $205 billion and total deposits of $160 billion.
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
Regulation and Supervision
We are limited under the BHC Act to banking, managing or controlling banks, and other activities that the FRB has determined to be closely related to banking. The Company, a BHC, elected to become a financial holding company pursuant to the GLB Act, allowing it to engage in a broader range of activities that are (i) financial in nature or incidental to financial activities or (ii) complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system in general. These expanded services include securities underwriting and dealing, insurance underwriting, merchant banking, and insurance company portfolio investment, and are subject to the Volcker Rule and other restrictions discussed below.
To maintain its status as a financial holding company, the Company and its banking subsidiary must be “well capitalized” and “well managed” while maintaining at least a “satisfactory” CRA rating. In the event of noncompliance, the Federal Reserve may, among other things, limit the Company’s ability to conduct these broader financial activities or, if the deficiencies persist, may require the Company to divest its banking subsidiary. Furthermore, if the Company does not have a satisfactory CRA rating, it may not commence any new financial activities, although the Company will still be allowed to engage in activities closely related to banking.
The Federal Reserve regulates BHCs under the BHC Act, with residual supervisory authority over “functionally regulated”

subsidiaries such as the Company's broker-dealer and investment adviser subsidiaries. Our non-banking subsidiaries are regulated by various other regulatory bodies with supervisory authority over the particular activities of those subsidiaries. For example, STRH and STIS are broker-dealers registered with the SEC and members of FINRA. STIS is also an insurance agency registered with state insurance commissions.
The Bank is a FDIC insured commercial bank chartered under the laws of the State of Georgia, and is a member of the Federal Reserve System. In addition to regulation by the FRB, the Bank and the Company are regulated by the Georgia Department of Banking and Finance. The FDIC also has jurisdiction over certain activities of the Bank as an insured depository institution. As a Georgia-chartered commercial bank, the Bank's powers are limited to activities permitted by Georgia and federal banking laws. Generally, the Bank may engage in all usual banking activities such as taking deposits, lending money, issuing letters of credit, currency trading, and offering safe deposit box services.
As an umbrella supervisor under the GLB Act's system of functional regulation, the FRB requires that financial holding companies operate in a safe and sound manner so that their financial condition does not threaten the viability of affiliated depository institutions.
As a consequence of the Dodd-Frank Act, the FRB's supervisory objectives now also include improving U.S. financial stability. Among other things, the Dodd-Frank Act implements changes that affect the oversight and supervision of financial institutions, provides for a new resolution procedure for large financial companies, created the CFPB, introduces more stringent regulatory capital requirements and significant changes in the regulation of OTC derivatives, reforms the regulation of credit rating agencies, increases controls and transparency in corporate governance and executive compensation practices, incorporates the Volcker Rule, requires registration of advisers to certain private funds, and affects significant changes in the securitization market. Dodd-Frank Act requirements typically apply to BHCs with greater than $10 billion of consolidated assets, and the requirements increase at certain asset size thresholds (most notably, $50 billion of consolidated assets and $250 billion of consolidated assets).

Enhanced Prudential Standards
BHCs with consolidated assets of $50 billion or more are subject to enhanced prudential standards and capital requirements. The Dodd-Frank Act directs the FRB to establish heightened prudential standards for: (i) risk-based capital requirements and leverage limits, (ii) liquidity risk management requirements, (iii) overall risk management requirements, (iv) stress testing, (v) resolution planning, (vi) credit exposure and concentration limits, and (vii) early remediation actions that must be taken under certain conditions in the early stages of financial distress.
In February 2014, the FRB adopted a final rule implementing the enhanced liquidity and risk management requirements; it requires greater supervision and oversight of liquidity and general risk management by boards of directors and includes capital planning and stress testing requirements. In addition, the rule requires publicly traded U.S. BHCs with total consolidated assets of $10 billion or more to establish enterprise-wide risk committees. The liquidity risk management requirements are in addition to those imposed by the LCR rule.

Enhanced Capital Standards
In July 2013, the U.S. banking regulators promulgated final rules substantially implementing the Basel III capital framework and various Dodd-Frank Act provisions (the “Capital Rules”). The Capital Rules increased regulatory capital requirements of U.S. banking organizations and revised the level at which the Bank becomes subject to corrective action as described in the “prompt corrective action” section below. The “Collins” amendment to the Dodd-Frank Act required federal banking regulators to impose a generally applicable leverage capital ratio regardless of institution size and to phase out certain “hybrid” capital elements from Tier 1 capital treatment. The Company became subject to the Capital Rules on January 1, 2015, while certain Capital Rule requirements will commence or be phased in over the next several years. For additional information regarding the Capital Rules and related requirements, refer to the "Capital Resources" section of Item 7, MD&A, in this Form 10-K.

Distributions
There are various legal and regulatory limits on the extent to which the Company's subsidiary bank may pay dividends or otherwise supply funds to the Company. Federal and state bank regulatory agencies have the authority to prevent a bank or BHC from paying dividends or engaging in any other activity that, in the opinion of the agency, would constitute an unsafe or unsound practice. Restrictions on capital distributions, share repurchases and redemptions, and discretionary bonus payments to executive officers are imposed on banks that are unable to sustain the capital conservation buffer above the minimum CET1, Tier 1, and Total capital ratios. The capital conservation buffer is a buffer above the minimum levels designed to ensure that banks remain well-capitalized, even in adverse economic scenarios.
See additional discussion of Basel III in the "Capital Resources" section of Item 7, MD&A, in this Form 10-K.

Mandatory Liquidity Coverage Ratio (“LCR”); Net Stable Funding Ratio (“NSFR”)
In September 2014, the FRB, OCC, and the FDIC approved rulemaking that established, for the first time, a quantitative minimum LCR for large, internationally active banking organizations, and a less stringent LCR (“modified LCR”) for BHCs with less than $250 billion in total assets, such as the Company. The LCR requires a banking entity to maintain sufficient liquidity to withstand an acute 30-day liquidity stress scenario. The LCR became effective for the Company on January 1, 2016, with a minimum requirement of 90% of high-quality, liquid assets to total net cash outflows; full compliance of 100% was required beginning January 1, 2017. At December 31, 2016, our LCR was above 90%, and our LCR is currently above the January 1, 2017 regulatory requirement of 100%.

Banking organizations subject to the modified LCR are subject to monthly reporting requirements. In December 2015, the FRB issued a proposed rule that would require bank holding companies subject to the LCR to privately disclose to their regulators quantitative and qualitative information regarding their respective LCR calculations on a quarterly basis.
On December 19, 2016, the FRB published the final rule, to be promulgated as Regulation WW, which will require us to publicly disclose qualitative information, with certain qualifications and permitted limitations related to information that is proprietary or confidential to the Company, about (i) certain components of our LCR calculation in a standardized tabular format (LCR disclosure template), and (ii) factors that have significant effect on the LCR, to facilitate an understanding of our calculations and results. The rule aims to promote market discipline by providing the public with comparable liquidity information about covered companies. The disclosures must be made on a covered company's public internet site or in a public financial or regulatory report. The disclosures must remain available to the public for at least five years from the time of initial disclosure. Covered companies subject to modified LCR, including the Company, will be required to comply with disclosure requirements beginning on October 1, 2018.
On May 3, 2016, the FRB and other bank regulatory agencies proposed a rule to implement the NSFR. The proposal would require large U.S. banking organizations to maintain a stable funding profile over a one-year horizon. The FRB proposed a modified NSFR requirement for bank holding companies with greater than $50 billion but less than $250 billion in total consolidated assets, and less than $10 billion in total on balance sheet foreign exposure. As proposed, the rule would require us to publicly disclose our NSFR and the components of the NSFR each calendar quarter. The agencies intend the NSFR to complement the LCR, liquidity risk management, and stress testing requirements under the FRB's Regulation YY (enhanced prudential standards for bank holding companies with total consolidated assets of $50 billion or more). The NSFR would be effective January 1, 2018.

Capital Planning; Stress Testing
Pursuant to the Dodd-Frank Act, BHCs are required to conduct company-run stress tests and to perform supervisory stress tests directed by the FRB. BHCs with more than $10 billion in total consolidated assets must conduct an annual company-run stress test, and those with total consolidated assets exceeding $50 billion must conduct an additional mid-cycle stress test. For company-run stress tests, BHCs use the same planning horizon, capital action assumptions, and scenarios as those used in the supervisory stress tests. Stress testing is designed to assess whether the covered Company's capital is sufficient to absorb losses during stressful conditions, while meeting obligations to creditors and counterparties, and, to the extent applicable, continuing to serve as credit intermediaries.
The Company also is subject to supervisory stress testing requirements under the FRB's Capital Plan Rule, which the FRB implements as part of its CCAR process. CCAR is a broad supervisory program that includes stress testing and assesses a covered company’s practices for determining capital needs, including its risk measurement and management practices, capital planning and decision-making, and associated internal controls and governance. The Company is required to publish a summary of the results of its annual stress test and the FRB publishes the results of the stress testing under adverse and severely adverse scenarios.
The Capital Plan Rule finalized in late 2011, requires a U.S. BHC with consolidated assets of $50 billion or more to develop and maintain a capital plan which is reviewed and approved by its board of directors or a committee thereof. Capital plans are intended to allow the FRB to assess the BHC’s systems and processes of incorporating forward-looking projections of assets and liabilities, revenues and losses, and to monitor and maintain their internal capital adequacy. Under the Capital Plan Rule, each capital plan must address, among other capital actions, projected capital ratios under stress scenarios, planned dividends and other capital distributions, and share repurchases over a minimum nine quarter planning horizon. Prior to executing a capital plan, a non-objection notification must be received from the FRB. If the FRB objects to our capital plan, we may not make certain capital distributions until the FRB's non-objection to the distribution is received.
In January 2017, the FRB released a final rule that revises capital plan and stress test rules, whereby certain BHCs with $50 billion or more in total consolidated assets will no longer be subject to the qualitative component of the FRB’s annual CCAR. The final rule also modifies certain regulatory reports to collect additional information on nonbank assets and to reduce reporting burdens for large and noncomplex firms.

Regulatory Regime for Swaps
The Dodd-Frank Act established a new comprehensive regulatory regime for the OTC swaps market, aimed at increasing transparency and reducing systemic risk in the derivatives markets, including requirements for central clearing, exchange trading, capital, margin, reporting, and recordkeeping. The Dodd-Frank Act requires that certain swap dealers register with one or both of the SEC and CFTC, depending on the nature of the swaps business. The Bank provisionally registered with the CFTC as a swaps dealer, subjecting the Bank to new requirements under this regulatory regime including trade reporting and record keeping requirements, business conduct requirements (including daily valuations, disclosure of material risks associated with swaps and disclosure of material incentives and conflicts of interest), mandatory clearing and exchange trading requirements for certain standardized swaps designated by the CFTC, and increased capital requirements established by the FRB. Subject to the SEC's finalization of certain rules applicable to security-based swaps, the Bank expects to register with the SEC as a security-based swap dealer, which may occur as early as the second half of 2017. Such registration will subject the Bank’s security-based swaps business to similar Dodd-Frank Act requirements, including trade reporting, business conduct standards, recordkeeping, and mandatory clearing and exchange requirements. In 2020, our derivatives business involving uncleared swaps is expected to become subject to margin requirements established by the FRB in excess of current market practice.

Resolution Planning
BHCs with total consolidated assets of $50 billion or more must submit resolution plans to the FRB and FDIC addressing the company's strategy for rapid and orderly resolution in case of material financial distress or failure.
The FRB and FDIC have widely promoted resolution plans as core elements of reforms intended to mitigate risks to the U.S. financial system, and to end the “too big to fail” status of the largest financial institutions. Covered institutions are expected to file their resolution plans annually, regardless of the financial condition or nature of operations of the institution. Preparation and review of these resolution plans is a major undertaking for covered financial institutions. If a plan is not approved, the Company and the Bank may be restricted in expansionary activities, or subjected to more stringent capital, leverage, or liquidity requirements. The Company and the Bank submitted their latest resolution plan to the FRB and FDIC in December 2015. During 2016, the FRB and FDIC waived the covered financial institutions' requirement to file their resolution plans to provide them with additional time to address joint FRB and FDIC resolution plan guidance issued in April 2016. Consequently, the Company and Bank are expected to file their next resolution plan by December 2017; however, final guidance and specific feedback on the Company's 2015 resolution plan is pending.
The FDIC issued a final rule in November 2016 requiring insured depository institutions with more than two million deposit accounts to create and maintain comprehensive and detailed deposit account records to facilitate the determination of FDIC insured deposits in the event of a bank failure. Under the rule, the FDIC must be able to use the failing bank's systems, data, and staff to calculate the insured and uninsured amounts for each depositor and place holds on portions of uninsured deposits. The Bank will be required to be in compliance with this rule by May 2020.

Deposit Insurance
The Bank’s depositors are insured by the FDIC up to the applicable limits, which is currently $250,000 per account ownership type. The FDIC provides deposit insurance through the DIF, which the FDIC maintains by assessing depository institutions, including the Bank, an insurance premium. The Dodd-Frank Act changed the statutory regime governing the DIF. By September 30, 2020, the FDIC must increase the amount in the deposit insurance fund to 1.35% of insured deposits, impose a premium on banks to reach this goal, and offset the effect of assessment increases for institutions with less than $10 billion in total consolidated assets. In March 2016, the FDIC issued a final rule to address this surcharge on banks, by collecting those premiums from banks with more than $10 billion in consolidated assets. This surcharge began in the third quarter of 2016.

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

Consumer Financial Protection
The CFPB, established by the Dodd-Frank Act, has broad rulemaking, supervisory, and enforcement powers under various federal consumer financial protection laws. Furthermore, the CFPB is authorized to engage in consumer financial education, track consumer complaints, request data, and promote the availability of financial services to under-served consumers and communities. The CFPB has primary examination and enforcement authority over institutions with assets of $10 billion or more. We are subject to a number of federal and state consumer protection laws including the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, and these laws’ respective state-law counterparts. The Company also is subject to state usury laws and state laws regarding unfair and deceptive acts and practices. Violations of applicable consumer protection laws can result in significant liability from litigation brought by customers, including actual damages, restitution, and attorneys’ fees. In addition, federal bank regulators, state attorneys general, and state and local consumer protection agencies may pursue remedies, such as imposition of regulatory sanctions and penalties, restrictions on expansionary activities, and requiring customer rescission rights.

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

Volcker Rule
Through the “Volcker Rule,” the Dodd-Frank Act amends the BHC Act by generally prohibiting a banking entity from engaging in proprietary trading and investing in, sponsoring, or having certain other relationships with, a private equity or hedge fund. The term “banking entity” covers insured depository institutions, their holding companies, and certain other entities and their affiliates. There are limited exceptions to the prohibition on proprietary trading, such as trading in certain U.S. government or agency securities, engaging in certain underwriting or market-making activities, and certain hedging activities. All permitted activities are subject to applicable federal or state laws, restrictions or limitations that may be imposed by the regulator, including capital and quantitative limitations as well as diversification requirements, and must not, among other things, pose a threat to the safety and soundness of the banking entity or the financial stability of the U.S. Further, the Volcker Rule's anti-evasion authority grant to the regulatory agencies requires them to impose extensive internal controls and recordkeeping requirements on banking organizations to ensure their compliance with the Volcker Rule.

Branching
The Dodd-Frank Act relaxed existing interstate branching restrictions by modifying the federal statute governing de novo interstate branching by state member banks. Consequently, a state member bank may open its initial branch in a state outside of the bank’s home state by way of an interstate bank branch.

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

Interchange Rules; “Durbin Amendment”
The Dodd-Frank Act, through a provision known as the “Durbin Amendment,” required the FRB to establish a cap on the interchange fees that merchants pay banks for electronic clearing of debit transactions. In 2011, the FRB issued final rules that significantly limit the amount of interchange fees a bank may charge for electronic debit transactions.

Incentive Compensation
In 2010, the FRB and other regulators jointly published final guidance for structuring incentive compensation arrangements at financial organizations. The guidance does not set forth any formulas or pay caps, but contains certain principles that companies are required to follow with respect to employees and groups of employees that may expose the company to material amounts of risk. The three primary principles are: (i) balanced risk-taking incentives, (ii) compatibility with effective controls and risk management, and (iii) strong corporate governance. The FRB monitors compliance with this guidance as part of its safety and soundness oversight.
In 2016, the FRB and other regulators jointly published proposed rules on incentive compensation under Section 956 of the Dodd-Frank Act. The proposed rules will impose several substantive requirements on the form of our incentive compensation, including (i) requiring that incentive compensation payable to a “senior executive officer” or “significant-risk taker” be subject to a 7-year clawback requirement; (ii) requiring a substantial portion of incentive compensation payable to a “senior executive officer” or “significant-risk taker” to be deferred and subject to the risk of forfeiture; (iii) prohibiting the acceleration of incentive compensation that is required to be deferred, other than in the event of death or disability; (iv) limiting the amount of incentive compensation payable to “senior executive officers” and “significant risk-takers” for the attainment of performance measures in excess of target measures (to 125% and 150% of target for “senior executive officers” and “significant risk-takers,” respectively); and (v) requiring the implementation of an independent risk-monitoring framework.
Privacy and Cyber-security
We are subject to many U.S. federal, state, and international laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of our customers. The GLB Act requires us to periodically disclose our privacy policies and practices relating to sharing such information and permits retail customers to opt out of our ability to share information with unaffiliated third parties under certain circumstances. Other laws and regulations, at both the federal and state level, impact our ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. The GLB Act also requires banking institutions to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures, for the protection of personal and confidential information, are in effect across all businesses and geographic locations.

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
Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended by the Dodd-Frank Act, bank holding companies from any state may acquire banks located in any other state, subject to certain conditions, including concentration limits. Additionally, the BHC Act enumerates the factors the FRB must consider when reviewing the merger of BHCs, the acquisition of banks, or the acquisition of voting securities of a bank or BHC. These factors include the competitive effects of the proposal in the relevant geographic markets, the financial and managerial resources and future prospects of the companies and banks involved in the transaction, the effect of the transaction on the financial stability of the U.S., the organizations’ compliance with anti-money laundering laws and regulations, the convenience and needs of the communities to be served, and the records of performance, under the CRA, of the insured depository institutions involved in the transaction. In addition, in cases involving interstate bank acquisitions, the FRB must consider the concentration of deposits nationwide and in certain individual states. Under the Dodd-Frank Act, a BHC is generally prohibited from merging, consolidating with, or acquiring, another company if the resulting company’s liabilities upon consummation would exceed 10% of the aggregate liabilities of the U.S. financial sector, including the U.S. liabilities of foreign financial companies.
In the fourth quarter of 2016, we completed the acquisition of substantially all of the assets of the operating subsidiaries of Pillar. Additional information regarding this transaction is included in Note 2, "Acquisitions/Dispositions," to the Consolidated Financial Statements in Item 8 of this Form 10-K, which is incorporated herein by reference.

Competition
We face competition from domestic and foreign lending institutions and numerous other providers of financial services. The Company competes using a client-centered model that focuses on working together as OneTeam to deliver high quality service, while offering a broad range of products and services. We believe this approach better positions us to increase loyalty and expand existing relationships, while attracting new customers. Furthermore, the Company maintains a strong presence within the high-growth Southeast and Mid-Atlantic states, thereby enhancing its competitive position. While we believe the Company is well positioned within the highly competitive financial services industry, the industry could become even more competitive as a result of legislative, regulatory, economic, and technological changes, as well as continued consolidation. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to many of the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and with lower cost and capital structures. However, non-banking financial institutions may not have the same access to deposit funds or government programs and, as a result, those non-banking financial institutions may elect, as some have done, to become financial holding companies to gain such access. Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions, which could further alter the competitive environment in which we conduct business.

Employees
At December 31, 2016, the Company had 24,375 full-time equivalent employees. None of the domestic employees within the Company are subject to a collective bargaining agreement. Management considers its employee relations to be in good standing.
Additional Information
See also the following additional information which is incorporated herein by reference: Business Segments (under the captions “Business Segments” and "Business Segment Results" in Item 7, MD&A, in this Form 10-K, and “Business Segment Reporting” in Note 20 to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data); Net Interest Income (under the captions “Net Interest Income/Margin” in the MD&A and “Selected Financial Data” in Item 6); Securities (under the caption “Securities Available for Sale” in the MD&A and Note 5 to the Consolidated Financial Statements); Loans and Leases (under the captions “Loans”, “Allowance for Credit Losses”, and “Nonperforming Assets” in the MD&A and “Loans” and “Allowance for Credit Losses” in Notes 6 and 7, respectively, to the Consolidated Financial Statements); Deposits (under the caption “Deposits” in the MD&A); Short-Term Borrowings (under the caption “Short-Term Borrowings” in the MD&A and “Borrowings and Contractual Commitments” in Note 11 to the Consolidated Financial Statements); Trading Activities and Trading Assets and Liabilities (under the caption “Trading Assets and Liabilities and Derivatives” in the MD&A and “Trading Assets and Liabilities and Derivatives” and “Fair Value Election and Measurement” in Notes 4 and 18, respectively, to the Consolidated Financial Statements); Market Risk Management (under the caption “Market Risk Management” in the MD&A); Liquidity Risk Management (under the caption “Liquidity Risk Management” in the MD&A); Credit Risk Management (under the caption "Credit Risk Management" in the MD&A); and Operational Risk Management (under the caption “Operational Risk Management” in the MD&A).
The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to

Section 13(a) or 15(d) of the Exchange Act are available free of charge on the Company's investor relations website at http://investors.suntrust.com, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Furthermore, on the Company's investor relations website, the Bank makes available, under the heading "Governance" its: (i) codes of ethics for the Board, senior financial officers, and employees, (ii) its Corporate Governance Guidelines, and (iii) the charters of SunTrust Board committees. Reports filed or furnished to the SEC are available at http://www.sec.gov. The Company's 2016 Annual Report on Form 10-K is being distributed to shareholders in lieu of a separate annual report containing financial statements of the Company and its consolidated subsidiaries.

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
As a financial institution, we are subject to extensive state and federal regulation in the U.S. and in those jurisdictions outside of the U.S. where we conduct certain limited operations. Our industry is facing more intense scrutiny from regulators and bank supervisors in the examination process, and more aggressive enforcement. This, together with increased reporting and significant existing and proposed legislation and regulatory requirements, limit the manner in which we do business and may restrict our ability to compete in our current businesses; to engage in new or expanded business; to offer certain products and services; reduce or limit our revenue; subject us to increased and additional fees, assessments, or taxes; and otherwise adversely affect our business and operations. Our failure to comply with the laws, regulations, and rules governing our business may result in fines, sanctions, and damage to reputation. Further, regulators and bank supervisors continue to exercise qualitative supervision and regulation of our industry and specific business operations and related matters, such as resolution planning, AML and OFAC compliance programs, and incentive compensation. Any failure to satisfy regulators' substantive and qualitative expectations may adversely affect our business and operations. Violations of laws and regulations or deemed deficiencies in risk management or other qualitative practices also may be incorporated into the Company’s bank supervisory ratings. A downgrade in these ratings, or other regulatory actions and settlements can limit the Company’s ability to pursue acquisitions or conduct other expansionary activities for a period of time and require new or additional regulatory approvals before engaging in certain other business activities.
Also, in general, the amounts paid by financial institutions in settlement of proceedings or investigations and the severity of other terms of regulatory settlements have been increasing dramatically and are likely to continue to increase. In some cases, governmental authorities have required criminal pleas, admissions of wrongdoing, or other extraordinary terms as part of such settlements, which could have significant consequences for a financial institution, including loss of customers, restrictions on the ability to access the capital markets, and the inability to operate certain businesses or offer certain products for a period of time. These enforcement trends also increase the exposure of financial institutions to civil litigation and reputation damage, leading to potential loss of customers.

As the primary focus of financial services regulation is the protection of depositors, FDIC funds, consumers, and the banking system as a whole, and not protection of shareholders, this regulation may be adverse to our shareholders' interests.
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
For more detailed information regarding the regulatory framework to which we are subject, and a discussion of key aspects of the Dodd-Frank Act, see the “Regulation and Supervision” section within Item 1 of this Form 10-K.

We are subject to stringent capital adequacy and liquidity requirements and our failure to meet these would adversely affect our financial condition.
We, together with our banking subsidiary and broker-dealer subsidiaries, must satisfy various and substantial capital and liquidity requirements, subject to qualitative and quantitative review and assessment by our regulators. Regulatory capital and liquidity requirements limit how we use our capital and manage our balance sheet, and can restrict our ability to pay dividends or to make stock repurchases.

Market Risks

The monetary and fiscal policies of the federal government and its agencies could have a material adverse effect on our earnings.
The Federal Reserve regulates the supply of money and credit in the U.S. Its policies significantly impact the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect our net interest margin. They can also materially affect the value of financial assets we hold, such as debt securities, hedging instruments such as swaps, and servicing rights. Federal Reserve policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans, or could adversely create asset bubbles which result from prolonged periods of accommodative policy, and which can in turn result in volatile markets and rapidly declining collateral values. Changes in Federal Reserve policies are beyond our control and difficult to predict; consequently, the impact of these changes on our activities and results of operations is also difficult to predict.
Additionally, the effect of any proposed tax reforms on us is uncertain. Although proposed decreases to the federal corporate income tax rate could be favorable to SunTrust, there can be no assurance that tax reform will occur. In addition, the potential elimination of tax credits and tax deductions, such as interest and other expenses, could partially or fully offset the reduction in the federal income tax rate and also could adversely affect loan growth and the value of certain tax-advantaged investments.

Our financial results have been, and may continue to be, materially affected by general economic conditions, and a deterioration of economic conditions or of the financial markets may materially adversely affect our lending and other businesses and our financial results and condition.
We generate revenue from the interest and fees we charge on the loans and other products and services we provide, and a substantial amount of our revenue and earnings come from the net interest income and fee income that we earn from our consumer, wholesale, and mortgage banking businesses. These businesses have been, and may continue to be, materially affected by the state of the U.S. economy. Although the U.S. economy has continued to gradually improve from severely depressed levels during the last economic recession, economic growth has been uneven. In addition, financial uncertainty stemming from changes in oil and commodity prices, a strong U.S. dollar, U.S. debt and budget matters, significant central bank stimulus, a changing interest rate environment in the U.S., geopolitical turmoil, uncertainty with regards to the U.S. political landscape and impacts of any changes in law, regulation, and policy, deceleration of economic activity in other large countries, as well as the uncertainty surrounding financial regulatory reform, have impacted and may continue to impact the continuing global economic recovery.
A prolonged period of slow growth in the U.S. economy or in any regional markets that we serve, any deterioration in economic conditions or the financial markets resulting from the above matters, or any other events or factors that may disrupt or dampen the economic recovery, could materially adversely affect our financial results and condition. Also, any further deterioration in global economic conditions could slow the recovery of the domestic economy or negatively impact the Company’s borrowers or other counterparties that have direct or indirect exposure to these regions. Such global disruptions can undermine investor confidence, cause a contraction of available credit, or create market volatility, any of which could have significant adverse effects on the Company’s businesses, results of operations, financial condition and liquidity, even if the Company’s direct exposure to the affected region is limited.
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
A deterioration in business and economic conditions may also erode consumer and investor confidence levels and/or result in a lower demand for loans by creditworthy customers, potentially reducing our interest income. It also could adversely affect financial results for our fee-based businesses, including our wealth management, investment advisory, trading, and investment banking businesses. We earn fee income from managing assets for others and providing brokerage and other investment advisory and wealth management services. Because investment management fees are often based on the value of assets under management, a decrease in the market prices of those assets could reduce our fee income. Changes in stock or fixed income market prices or client preferences could affect the trading activity of investors, reducing commissions and other fees we earn from our brokerage business. Poor economic conditions and volatile or unstable financial markets would likely adversely affect our capital markets-related businesses.

Changes in market interest rates or capital markets could adversely affect our revenue and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity.
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices, and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and MVE to adverse movements in interest rates, is our primary market risk, and mainly arises from the nature of the loans and interest-bearing liabilities on our balance sheet. We are also exposed to market risk in our trading instruments, AFS investment portfolio, residential MSRs, loan warehouse and pipeline, and debt and brokered deposits measured at fair value. Our ALCO meets regularly and is responsible for reviewing our open positions and establishing policies to monitor and limit exposure to market risk. The policies established by ALCO are reviewed and approved by our Board. See additional discussion of changes in market interest rates in the "Market Risk Management” section of Item 7, MD&A, in this Form 10-K.
Given our business mix, and the fact that most of our assets and liabilities are financial in nature, we tend to be sensitive to market interest rate movements and the performance of the financial markets. In addition to the impact of the general economy, changes in interest rates or in valuations in the debt or equity markets could directly impact us in one or more of the following ways:

•	The yield on earning assets and rates paid on interest-bearing liabilities may change in disproportionate ways; or

•	The value of certain on-balance sheet and off-balance sheet financial instruments that we hold could change adversely.
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
Changes in interest rates can affect our net interest margin. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. When interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract. Higher interest rates may also tend to result in lower mortgage production income and elevated charge-offs in certain segments of the loan portfolio, such as CRE, leveraged lending, credit card, and home equity.

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
We may not hedge all of our interest rate risk. There is always the risk that changes in interest rates could reduce our net interest income and our earnings in material amounts, especially if actual conditions turn out to be materially different than what we assumed. For example, if interest rates rise or fall faster than we assumed or the slope of the yield curve changes, we may experience net interest margin compression and/or incur significant valuation losses on debt securities or hedging instruments we hold as investments. To reduce our interest rate risk, we may rebalance our investment and loan portfolios, refinance our debt, and take other strategic actions. We may incur losses when we take such actions. For additional information, see the “Enterprise Risk Management” and "Net Interest Income/Margin" sections of Item 7, MD&A, in this Form 10-K.

Our earnings may be affected by volatility in mortgage production and servicing revenues, and by changes in carrying values of our servicing assets and mortgages held for sale due to changes in interest rates.
We earn revenue from originating mortgage loans and from fees for servicing loans. When rates rise, the demand for mortgage loans usually tends to fall, reducing the revenue we receive from loan originations.
Changes in interest rates can affect prepayment assumptions, and thus, the fair value of our residential MSRs and other servicing assets, such as consumer indirect and commercial mortgage loan servicing rights. A servicing right is the right to service a loan (collect principal, interest, and escrow amounts) for a fee. When interest rates fall, borrowers are usually more likely to prepay their loans by refinancing them at a lower rate. As the likelihood of prepayment increases, the fair value of our residential MSRs and other servicing rights can decrease. We regularly evaluate the fair value of our residential MSRs and any related hedges, and any net decrease in the fair value reduces the fair value of the MSR asset, which in turn reduce earnings in the period in which the fair value reduction occurs.
Similarly, we measure at fair value mortgages held for sale for which an active secondary market and readily available market prices exist. Similar to other interest-bearing securities, the value of these mortgages held for sale may be adversely affected by changes in interest rates. For example, if market interest rates increase relative to the yield on these mortgages held for sale and other interests, their fair value may fall. For additional information, see the “Enterprise Risk Management—Other Market Risk” and “Critical Accounting Policies” sections of Item 7, MD&A, and Note 9, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements in this Form 10-K.
We use financial instruments, including derivatives, to hedge the risk of changes in the fair value of mortgage loans held for sale and the fair value of residential mortgage loan servicing rights, exclusive of decay. These hedges may not be effective and may cause volatility, or losses, in our mortgage production and servicing income. We generally do not hedge all of our risk, and we may not be successful in hedging any of the risk. Hedging is a complex process, requiring sophisticated models and constant monitoring and re-balancing. We may use hedging instruments tied to U.S. Treasury rates, LIBOR or Eurodollars that may not perfectly correlate with the value or income being hedged. We could incur significant losses from our hedging activities. There may be periods where we elect not to use derivatives and other instruments to hedge mortgage banking interest rate risk. For additional information, see Note 17, “Derivative Financial Instruments,” to the Consolidated Financial Statements in this Form 10-K.

Disruptions in our ability to access global capital markets may adversely affect our capital resources and liquidity.
In managing our consolidated balance sheet, we depend on access to global capital markets to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our clients. Other sources of contingent funding available to us include inter-bank borrowings, repurchase agreements, FHLB capacity, and borrowings from the Federal Reserve discount window. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt investors, our depositors or counterparties participating in the capital markets, or a downgrade of any of our debt ratings, may adversely affect our funding costs and our ability to raise funding and, in turn, our liquidity.

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
While we believe that our allowance for credit losses was appropriate at December 31, 2016, there is no assurance that it will be sufficient to cover all incurred credit losses. In the event of significant deterioration in economic conditions, we may be required to increase reserves in future periods, which would reduce our earnings and potentially capital. For additional information, see the “Risk Management—Credit Risk Management” and “Critical Accounting Policies—Allowance for Credit Losses” sections of Item 7, MD&A, in this Form 10-K.

We may have more credit risk and higher credit losses to the extent that our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral.
Our credit risk and credit losses can increase if our loans are concentrated in borrowers engaged in the same or similar activities or in borrowers who as a group may be uniquely or disproportionately affected by economic or market conditions. Deterioration in economic conditions, housing conditions, or real estate values in the markets in which we operate could result in materially higher credit losses. For additional information, see the “Loans,” “Allowance for Credit Losses,” “Risk Management—Credit Risk Management,” and “Critical Accounting Policies—Allowance for Credit Losses” sections of Item 7, MD&A, and Notes 6 and 7, “Loans” and “Allowance for Credit Losses,” to the Consolidated Financial Statements in this Form 10-K.

Liquidity Risks

We rely on the mortgage secondary market and GSEs for some of our liquidity.
We sell most of the mortgage loans that we originate to reduce our credit risk and to provide funding for additional loans. We rely on GSEs to purchase loans that meet their conforming loan requirements. Investor demand for nonconforming loans has fallen sharply, resulting in decreased origination of non-conforming loans, which reduces our revenue. When we retain a loan not only do we keep the credit risk of the loan but we also do not receive any sale proceeds that could be used to generate new loans. A persistent lack of liquidity could limit our ability to fund and thus originate new mortgage loans, reducing the fees we earn from originating and servicing loans. In addition, we cannot provide assurance that GSEs will not materially limit their purchases of conforming loans due to capital constraints or change their criteria for conforming loans (e.g., maximum loan amount or borrower eligibility). Proposals have been presented to reform the housing finance market in the U.S., including the role of the GSEs in the housing finance market. The extent and timing of any such regulatory reform of the housing finance market and the GSEs, as well as any effect on our business and financial results, are uncertain.

Loss of customer deposits could increase our funding costs.
We rely heavily on bank deposits as a low cost and stable source of funding for the loans we make. We compete with banks and other financial services companies for deposits. If our competitors raise the rates they pay on deposits, our funding costs may increase, either because we raise our rates to avoid losing deposits or because we lose deposits and must rely on more expensive sources of funding. Also, clients could pursue alternatives to bank deposits if clients perceive alternative investments as providing superior expected returns. When clients move money out of bank deposits in favor of alternative investments, we can lose a relatively inexpensive source of funds, increasing our funding costs. Clients typically move money from bank deposits to alternatives during rising interest rate environments, an environment that the U.S. is expected to see over the medium-term. Higher funding costs reduce our net interest margin and net interest income.

Any reduction in our credit rating could increase the cost of our funding from the capital markets.
The rating agencies regularly evaluate us, and their ratings are based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. Our failure to maintain those ratings could adversely affect the cost and other terms upon which we are able to obtain funding and increase our cost of capital. Credit ratings are one of numerous factors that influence our funding costs. A credit downgrade might also affect our ability to attract or retain deposits from commercial and corporate customers and our ability to conduct derivative business with certain clients and counterparties. See the "Liquidity Risk Management" section of Item 7, MD&A, in this Form 10-K.

Legal Risks

We are subject to litigation, and our expenses related to this litigation may adversely affect our results.
From time to time we are subject to litigation in the course of our business. These claims and legal actions, including supervisory actions by our regulators, could involve large monetary claims and significant defense costs. During the recent financial crisis, we observed both the number of cases and our expenses related to those cases increase. The outcome of some of these cases is uncertain.
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

Other Business Risks

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
Also, the Company bears a risk of loss of up to one-third of the incurred losses resulting from borrower defaults for multi-family commercial mortgage loans that the Company sells to Fannie Mae (and that Pillar sold to Fannie Mae prior to SunTrust’s acquisition of Pillar). See the discussion of “Commercial Mortgage Loan Loss Share Guarantee” in See Note 16, “Guarantees,” for additional information.
In addition to repurchase claims from the GSEs, we have received indemnification claims from, and in some cases, have been sued by, non-GSE purchasers of our loans. These claims allege that we sold loans that failed to conform to statements regarding the quality of the mortgage loans sold, the manner in which the loans were originated and underwritten, and the compliance of the loans with state and federal law. See additional discussion in Note 19, “Contingencies,” to the Consolidated Financial Statements and the “Critical Accounting Policies” section of Item 7, MD&A, in this Form 10-K.

We face risks as a servicer of loans.
We act as servicer and/or master servicer for mortgage loans included in securitizations and for unsecuritized mortgage loans owned by investors. As a servicer or master servicer for those loans, we have certain contractual obligations to the securitization trusts, investors or other third parties, including, in our capacity as a servicer, foreclosing on defaulted mortgage loans or, to the extent consistent with the applicable securitization or other investor agreement, considering alternatives to foreclosure such as loan modifications or short sales and, in our capacity as a master servicer, overseeing the servicing of mortgage loans by the servicer. Generally, our servicing obligations are set by contract, for which we receive a contractual fee. However, GSEs can amend their servicing guidelines, which can increase the scope or costs of the services we are required to perform without any corresponding increase in our servicing fee. Further, the CFPB has implemented national servicing standards which have increased the scope and costs of services which we are required to perform. In addition, there has been a significant increase in state laws that impose additional servicing requirements that increase the scope and cost of our servicing obligations. Also, as a servicer, we advance expenses on behalf of investors which we may be unable to collect.
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
Technology, “FinTech” start-ups, increased use of peer-to-peer and other technology-based lenders, and other changes now allow parties to complete financial transactions and obtain certain loan products without banks. For example, consumers and small businesses can pay bills, transfer funds, and borrow money without banks. This could result in the loss of fee income, the loss of client deposits, and consumer and small business loan balances and the income generated from those deposits and loans.

We have businesses other than banking which subject us to a variety of risks.
We are a diversified financial services company, which we consider a positive in that it may enhance our growth prospects and may reduce our overall volatility. However, this diversity subjects our earnings to a broader variety of risks and uncertainties than if we were a less diversified company. Other businesses in addition to banking that we operate include investment banking, securities underwriting and market making, loan syndications, and retail and wholesale brokerage services offered through our subsidiaries. These businesses entail significant market, operational, credit, legal, and other risks that could materially adversely impact us and our results of operations.

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

We may face more intense scrutiny of our sales, training, and incentive compensation practices.
We face increased scrutiny of our consumer sales practices, training practices, incentive compensation design and governance, and quality assurance and customer complaint resolution practices. Although we have invested significant resources enhancing these processes in recent years, there can be no assurance that our processes or their results will meet regulatory standards or expectations. Findings from self-identified or regulatory reviews may require responsive actions, including increased investments in compliance systems and personnel, or the payment of fines, penalties, increased regulatory assessments, or client redress, and may increase legal or reputational risk exposures.

We rely on other companies to provide key components of our business infrastructure.
Third parties provide key components of our business infrastructure, such as banking services, processing, and internet connections and network access. Any disruption in such services provided by these third parties or any failure of these third parties to handle current or higher volumes of use could adversely affect our ability to deliver products and services to clients and otherwise to conduct business. Technological or financial difficulties of a third party service provider could adversely affect our business to the extent those difficulties result in the interruption or discontinuation of services provided by that party. Further, in some instances we may be responsible for failures of such third parties to comply with government regulations. We may not be insured against all types of losses as a result of third party failures, and our insurance coverage may be inadequate to cover all losses resulting from system failures or other disruptions. Failures in our business infrastructure could interrupt the operations or increase the costs of doing business.

Competition in the financial services industry is intense and we could lose business or suffer margin declines as a result.
We operate in a highly competitive industry that could become even more competitive as a result of reform of the financial services industry resulting from the Dodd-Frank Act and other legislative, regulatory, and technological changes, and from continued consolidation. We face aggressive competition from other domestic and foreign lending institutions and from numerous other providers of financial services. The ability of nonbanking financial institutions to provide services previously limited to commercial banks has intensified competition. Because nonbanking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Securities firms and insurance companies that have elected to become financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking, and may acquire banks and other financial institutions. These new competitors have significantly changed the competitive environment in which we conduct business. Some of our competitors have greater financial resources and/or face fewer regulatory constraints. As a result of these various sources of competition, we could lose business to competitors or be forced to price products and services on less advantageous terms to retain or attract clients, either of which would adversely affect our profitability.

We continually encounter technological change and must effectively develop and implement new technology.
The financial services industry is undergoing rapid technological change with frequent introductions of new technology-driven products and services. We have invested in technology and connectivity to automate functions previously performed manually, to facilitate the ability of customers to engage in financial transactions, and otherwise to enhance the customer experience with respect to our products and services. On the retail side, this has included developments such as more sophisticated ATMs and expanded access to banking transactions through the internet, smart phones, tablets and other remote devices. This has allowed us to better serve our clients and to reduce costs. Our continued success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that satisfy customer demands, including demands for faster and more secure payment services, to create efficiencies in our operations, and to integrate those offerings with legacy platforms or to renovate those legacy platforms. A failure to maintain or enhance our competitive position with respect to technology, whether because we fail to anticipate customer expectations or because our technological developments fail to perform as desired or are not rolled out in a timely manner, may cause us to lose market share or incur additional expense.

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
Additionally, our regulatory requirements increase as our size increases. We become subject to enhanced capital and liquidity requirements after our consolidated assets exceed $250 billion, and our regulators may expect us to begin voluntarily complying with those requirements as we approach that size.

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
Our success depends upon the ability to attract and retain highly motivated, well-qualified personnel. We face significant competition in the recruitment of qualified employees. Our ability to execute our business strategy and provide high quality service may suffer if we are unable to recruit or retain a sufficient number of qualified employees or if the costs of employee compensation or benefits increase substantially. Further, in June 2010, the Federal Reserve and other federal banking regulators jointly issued comprehensive final guidance designed to ensure that incentive compensation policies do not undermine the safety and soundness of banking organizations by encouraging employees to take imprudent risks. This proposed regulation may significantly affect the amount, form, and context in which we pay incentive compensation. Additionally, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the SEC have jointly proposed rules which affect incentive compensation. These rules, if finalized, may adversely affect us by imposing costs and restrictions on certain of our businesses which are not imposed on non-bank competitors.

Other Risks

Our framework for managing risks may not be effective in mitigating risk and loss to us.
Our risk management framework seeks to mitigate risk and loss to us. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, reputational risk, and legal, model and compliance risk, among others. However, as with any risk management framework, there are inherent limitations to our risk management strategies as risks may exist, or develop in the future, that we have not appropriately anticipated or identified. The recent financial and credit crisis and resulting regulatory reform highlighted both the importance and some of the limitations of managing unanticipated risks. If our risk management framework proves ineffective, we could suffer unexpected losses and could be materially adversely affected.

Our controls and procedures may not prevent or detect all errors or acts of fraud.
Our controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is accurately accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met, due to certain inherent limitations. These include the realities that judgments in decision making can be faulty, that alternative reasoned judgments can be drawn, or that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected, which could result in a material weakness in our internal controls over financial reporting and/or the restatement of previously filed financial statements.

We are at risk of increased losses from fraud.
Criminals committing fraud increasingly are using more sophisticated techniques and in some cases are part of larger criminal rings, which allow them to be more effective.
The fraudulent activity has taken many forms, ranging from debit card/credit card fraud, check fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information, or impersonation of our clients through the use of falsified or stolen credentials. Additionally, an individual or business entity may properly identify themselves, yet seek to establish a business relationship for the purpose of perpetrating fraud. An emerging type of fraud even involves the creation of synthetic identification in which fraudsters “create” individuals for the purpose of perpetrating fraud. Further, in addition to fraud committed against us, we may suffer losses as a result of fraudulent activity committed against third parties. Increased deployment of technologies, such as chip card technology, defray and reduce aspects of fraud; however, criminals are turning to other sources to steal personally identifiable information, such as unaffiliated healthcare providers and government entities, in order to impersonate the consumer to commit fraud. Many of these data compromises were widely reported in the media. Further, as a result of the increased sophistication of fraud activity, we have increased our spending on systems and controls to detect and prevent fraud. This will result in continued ongoing investments in the future.

A failure in, or breach of, our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.
We depend upon our ability to process, record, and monitor a large number of client transactions on a continuous basis and, in an ever-increasing environment of faster transactions, to do so in real time. As client, public, and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting, data processing, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be sudden increases in client transaction volume; electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, floods, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber-attacks. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and clients.
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
Management has identified certain accounting policies as being critical because they require management's judgment to ascertain the valuations of assets, liabilities, commitments, and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, valuing an asset or liability, or recognizing or reducing a liability. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding our judgments and the estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements. We discuss these topics in greater detail in the "Critical Accounting Policies” section of Item 7, MD&A, and Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements in this Form 10-K.
Further, from time to time, the FASB and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, accounting standard setters and those who interpret the accounting standards may change or even reverse their previous interpretations or positions on how these standards should be applied. Changes in financial accounting and reporting standards and changes in current interpretations may be beyond our control, can be hard to predict and could materially affect how we report our financial results and condition. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements. We discuss recently issued accounting pronouncements, including both those which we have already adopted in full or in part, and those which we will adopt in the future, at Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements in this Form 10-K.

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
We maintain at fair value a securities AFS portfolio and trading assets and liabilities and derivatives, which include various types of instruments and maturities. Additionally, we elected to measure selected fixed-rate debt, mortgage loans, residential MSRs and other financial instruments at fair value. Changes in fair value of the financial instruments measured at fair value are recognized in earnings (or in other comprehensive income in some circumstances). These financial instruments are exposed to market risks related to changes in interest rates, market liquidity, and our market-based credit spreads, as well as to the risk of default by specific borrowers. We manage the market risks associated with these instruments through active hedging arrangements or broader ALM strategies. Changes in the market values of these financial instruments could have a material adverse impact on our financial condition or results of operations. We may elect to measure additional financial assets or financial liabilities at fair value in the future. See Note 18, “Fair Value Election and Measurement" to the Consolidated Financial Statements in this Form 10-K.

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
The Federal Reserve has indicated that increased capital distributions generally would not be considered prudent in the absence of a well-developed capital plan and a capital position that would remain strong even under adverse conditions. As a result, any increase in our dividend requires a non-objection from the Federal Reserve.

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
Provisions of federal banking laws, including regulatory approval requirements, could make it difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. Acquisition of 10% or more of any class of voting stock of a bank holding company or depository institution, including shares of our common stock, generally creates a rebuttable presumption that the acquirer “controls” the bank holding company or depository institution, and thus, unless the acquirer is able to rebut this presumption, it would be subject to various laws and regulations that bank holding companies are subject to. Also, a bank holding company must obtain the prior approval of the Federal Reserve before, among other things, acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, including our bank.
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
Our principal executive offices are located in SunTrust Plaza, Atlanta, Georgia. The 60-story office building is majority-owned by SunTrust Banks, Inc. At December 31, 2016, the Bank operated 1,367 full-service banking offices, of which 567 were owned and the remainder were leased. Full-service banking offices are located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia. See Note 8, “Premises and Equipment,” to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of our properties.

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
The principal market in which SunTrust common stock is traded is the NYSE. For the quarterly high and low sales prices of SunTrust common stock for the last two years, see Table 30 in Item 7, “MD&A,” which is incorporated herein by reference. During the year ended December 31, 2016, the Company paid a quarterly dividend on common stock of $0.24 per common share for the first and second quarters and $0.26 per common share for the third and fourth quarters, compared to a quarterly dividend on common stock of $0.20 per common share for the first quarter of 2015 and $0.24 per common share for each of the second, third, and fourth quarters of 2015. SunTrust common stock was held by 23,119 holders of record at December 31, 2016. See the “Equity Securities” section in this Item 5 for information on share repurchase activity, announced programs, and the remaining buy back authority under the announced programs.
Please also refer to Item 1, “Business,” for a discussion of legal restrictions that affect the Company's ability to pay dividends, Item 1A, “Risk Factors,” for a discussion of some risks related to the Company's dividend, and Item 7, “MD&A—Capital Resources,” for a discussion of the dividends paid during the year and factors that may affect the future level of dividends.
The information under the caption “Equity Compensation” in the Company's definitive proxy statement to be filed with the SEC is incorporated by reference into this Item 5.
The following graph and table compare the cumulative total shareholder return on SunTrust common stock compared to the cumulative total return of the S&P Composite-500 Stock Index and the S&P Commercial Bank Industry Index for the five years commencing December 31, 2011 (at market close) and ending December 31, 2016. The foregoing analysis assumes simultaneous initial investments of $100 in SunTrust common stock and in each of the above indices, as well as the reinvestment of all dividends during the periods presented.

	Cumulative Total Return for the Years Ended December 31
	2011	2012	2013	2014	2015	2016
SunTrust Banks, Inc.	$100.00	$161.30	$211.42	$244.68	$255.54	$333.15
S&P 500 Index	100.00	115.88	153.01	173.69	176.07	196.78
S&P Commercial Bank Index	100.00	123.95	167.68	193.36	194.94	240.91

Equity Securities
Issuer purchases of equity securities during the year ended December 31, 2016 are presented in the following table:

	Common Stock [1]
	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Equity that May Yet Be Purchased Under the Plans or Programs at Period End (in millions)
January 1 - 31 [2]	4,224,215	$35.37	4,224,215	$180
February 1 - 29 [2]	36,212	34.66	36,212	175
March 1 - 31	—	—	—	175
Total during first quarter of 2016	4,260,427	35.36	4,260,427	175

April 1 - 30	4,783,004	36.59	4,783,004	—
May 1 - 31	—	—	—	—
June 1 - 30	—	—	—	—
Total during second quarter of 2016	4,783,004	36.59	4,783,004	—

July 1 - 31	5,734,988	41.85	5,734,988	720
August 1 - 31	—	—	—	720
September 1 - 30	—	—	—	720
Total during third quarter of 2016	5,734,988	41.85	5,734,988	720

October 1 - 31	5,308,166	45.21	5,308,166	480
November 1 - 30	—	—	—	480
December 1 - 31	—	—	—	480
Total during fourth quarter of 2016	5,308,166	45.21	5,308,166	480

Total year-to-date 2016	20,086,585	$40.11	20,086,585	$480
1 During the year ended December 31, 2016, no shares of SunTrust common stock were surrendered by participants in SunTrust's employee stock option plans, where participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock that the participant already owns. SunTrust considers any such shares surrendered by participants in SunTrust's employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs.
2 During the first quarter of 2016, the Company also repurchased $24 million of its outstanding common stock warrants as part of its 2015 CCAR capital plan. In January 2016, 1,035,800 Series A warrants were repurchased at an average price paid of $6.91 per warrant, and 4,272,780 Series B warrants were repurchased at an average price paid of $3.14 per warrant. In February 2016, 14,451 Series A warrants were repurchased at an average price paid of $7.18 per warrant, and 1,120,089 Series B warrants were repurchased at an average price paid of $3.25 per warrant. No warrants were repurchased during the remainder of 2016.

During the second quarter of 2016, the Company completed its repurchase of authorized common equity under the 2015 CCAR capital plan, which the Company initially announced on March 11, 2015 and which effectively expired on June 30, 2016.
On June 29, 2016, the Company announced that the Federal Reserve had no objections to the repurchase of up to $960 million of the Company's outstanding common stock to be completed between July 1, 2016 and June 30, 2017, as part of the Company's 2016 capital plan submitted in connection with the 2016 CCAR. During the second half of 2016, the Company repurchased $480 million of its outstanding common stock at market value as part of this publicly announced 2016 plan. At December 31, 2016, the Company had $480 million of remaining common stock repurchase capacity under its 2016 capital plan (reflected in the table above).

At December 31, 2016, 7.4 million warrants remained outstanding.
SunTrust did not repurchase any of its Series A Preferred Stock Depositary Shares, Series B Preferred Stock, Series E Preferred Stock Depositary Shares, or Series F Preferred Stock Depositary Shares during the year ended December 31, 2016, and there was no unused Board authority to repurchase any of its Series A Preferred Stock Depositary Shares, Series B Preferred Stock, Series E Preferred Stock Depositary Shares, or the Series F Preferred Stock Depositary Shares.
See Note 13, "Capital," to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the Company's equity securities.

Item 6. SELECTED FINANCIAL DATA
	Year Ended December 31
(Dollars in millions and shares in thousands, except per share data)	2016	2015	2014	2013	2012
Summary of Operations:
Interest income	$5,778	$5,265	$5,384	$5,388	$5,867
Interest expense	557	501	544	535	765
Net interest income	5,221	4,764	4,840	4,853	5,102
Provision for credit losses	444	165	342	553	1,395
Net interest income after provision for credit losses	4,777	4,599	4,498	4,300	3,707
Noninterest income	3,383	3,268	3,323	3,214	5,373
Noninterest expense [1]	5,468	5,160	5,543	5,831	6,284
Income before provision for income taxes	2,692	2,707	2,278	1,683	2,796
Provision for income taxes [1]	805	764	493	322	812
Net income attributable to noncontrolling interest	9	10	11	17	26
Net income	$1,878	$1,933	$1,774	$1,344	$1,958
Net income available to common shareholders	$1,811	$1,863	$1,722	$1,297	$1,931
Adjusted net income available to common shareholders [2]	$1,811	$1,863	$1,729	$1,476	$1,178
Net interest income-FTE [2]	$5,359	$4,906	$4,982	$4,980	$5,225
Total revenue	8,604	8,032	8,163	8,067	10,475
Total revenue-FTE [2]	8,742	8,174	8,305	8,194	10,598
Total revenue-FTE, excluding net securities gains/(losses) [2]	8,738	8,153	8,320	8,192	8,624
Total adjusted revenue-FTE [2]	8,742	8,174	8,200	8,257	9,123
Net income per average common share:
Diluted	$3.60	$3.58	$3.23	$2.41	$3.59
Adjusted diluted [2]	3.60	3.58	3.24	2.74	2.19
Basic	3.63	3.62	3.26	2.43	3.62
Dividends paid per average common share	1.00	0.92	0.70	0.35	0.20
Book value per common share [3]	45.38	43.45	41.32	38.39	37.38
Tangible book value per common share [2,3]	32.95	31.45	29.62	26.79	25.77
Market capitalization	26,942	21,793	21,978	19,734	15,279
Period End Balances:
Total assets	$204,875	$190,817	$190,328	$175,335	$173,442
Earning assets	184,610	172,114	168,678	156,856	151,223
Loans	143,298	136,442	133,112	127,877	121,470
ALLL	1,709	1,752	1,937	2,044	2,174
Consumer and commercial deposits	158,864	148,921	139,234	127,735	130,180
Long-term debt	11,748	8,462	13,022	10,700	9,357
Total shareholders’ equity	23,618	23,437	23,005	21,422	20,985
Selected Average Balances:
Total assets	$199,004	$188,892	$182,176	$172,497	$176,134
Earning assets	178,825	168,813	162,189	153,728	153,479
Loans	141,118	133,558	130,874	122,657	122,893
Intangible assets including MSRs	7,545	7,604	7,630	7,535	7,322
MSRs	1,190	1,250	1,255	1,121	887
Consumer and commercial deposits	154,189	144,202	132,012	127,076	126,249
Long-term debt	10,767	10,873	12,359	9,872	11,806
Preferred stock	1,225	1,225	800	725	290
Total shareholders’ equity	24,068	23,346	22,170	21,167	20,495
Average common shares - diluted	503,466	520,586	533,391	539,093	538,061
Average common shares - basic	498,638	514,844	527,500	534,283	534,149
Financial Ratios:
Effective tax rate [1]	30%	28%	22%	19%	29%
ROA	0.94	1.02	0.97	0.78	1.11
ROE [3]	7.97	8.46	8.10	6.38	9.61
ROTCE [2,3]	10.91	11.75	11.49	9.36	14.30
Net interest margin	2.92	2.82	2.98	3.16	3.32
Net interest margin-FTE [2]	3.00	2.91	3.07	3.24	3.40
Efficiency ratio [1]	63.55	64.24	67.90	72.28	59.99
Efficiency ratio-FTE [1,2]	62.55	63.13	66.74	71.16	59.29
Tangible efficiency ratio-FTE [1,2]	61.99	62.64	66.44	70.89	58.86
Adjusted tangible efficiency ratio-FTE 1, [2]	61.99	62.64	63.34	65.27	66.91
Total average shareholders’ equity to total average assets	12.09	12.36	12.17	12.27	11.64
Tangible common equity to tangible assets [2]	8.15	8.67	8.44	8.50	8.32
ALLL to period-end LHFI	1.19	1.29	1.46	1.60	1.80

Common dividend payout ratio	27.5	25.5	21.5	14.5	5.6
Capital Ratios at period end [4]:
CET1 (Basel III)	9.59%	9.96%	N/A	N/A	N/A
CET1 - fully phased-in (Basel III) [2]	9.43	9.80	N/A	N/A	N/A
Tier 1 common equity (Basel I)	N/A	N/A	9.60%	9.82%	10.04%
Tier 1 capital	10.28	10.80	10.80	10.81	11.13
Total capital	12.26	12.54	12.51	12.81	13.48
Leverage	9.22	9.69	9.64	9.58	8.91
1 Amortization expense related to qualified affordable housing investment costs is recognized in provision for income taxes for the years ended December 31, 2016, 2015, and 2014, as allowed by an accounting standard adopted in 2014. For periods prior to 2014, these amounts were previously recognized in other noninterest expense and have been reclassified for comparability as presented. See Table 30 in the MD&A (Item 7) for additional information.
2 See Table 30 in the MD&A for a reconcilement of non-U.S. GAAP measures and additional information.
3 Beginning January 1, 2016, noncontrolling interest was removed from common shareholders' equity in these calculations to provide more accurate measures of the Company's return on common shareholders' equity and book value per common share. Prior period amounts have been updated for consistent presentation.
4 Basel III Final Rules became effective for the Company on January 1, 2015; thus, Basel III CET1 ratios are not applicable ("N/A") in periods ending prior to January 1, 2015 and Basel I Tier 1 common equity ratio is N/A in periods ending after January 1, 2015. Tier 1 capital, Total capital, and Leverage ratios for periods ended prior to January 1, 2015 were calculated under Basel I. The CET1 ratio on a fully phased-in basis at December 31, 2016 and 2015 is estimated.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Important Cautionary Statement About Forward-Looking Statements
This report contains forward-looking statements. Statements regarding: (i) future levels of net interest margin, mortgage servicing income, personnel expenses, the provision for loan losses, the ratio of ALLL to period end LHFI, the net charge-off ratio, share repurchases, the efficiency ratio, the net charge-off ratio and future charge-offs in the energy portfolio, and wealth management revenue; (ii) efficiency goals; (iii) the contribution of our acquisition of Pillar to Wholesale Banking’s annual revenue, the Company’s net income and ROE, and growth in net income and ROE; (iv) the effect of final FRB rules regarding capital plans, and stress tests, and other elements of Basel III; (v) our ability to realize DTAs; (vi) the asset sensitivity of our balance sheet in future periods; (vii) planned reductions to our branch network; (viii) the size and composition of the securities AFS portfolio; (ix) future actions taken regarding the LCR and related effects, and our ability to comply with future regulatory requirements within regulatory timelines; and (x) our expectations regarding the return to accruing status for certain TDRs are forward-looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “strategies,” “initiatives,” “opportunity,” “potentially,” “probably,” “projects,” “outlook,” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Such statements are based upon the current beliefs and expectations of management and on information currently available to management. They speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.
Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Part I, Item 1A., "Risk Factors" in this Form 10-K and also include risks discussed in this report and in other periodic reports that we file with the SEC. Additional factors include: current and future legislation and regulation could require us to change our business practices, reduce revenue, impose additional costs, or otherwise adversely affect business operations or competitiveness; we are subject to stringent capital adequacy and liquidity requirements and our failure to meet these would adversely affect our financial condition; the monetary and fiscal policies of the federal government and its agencies could have a material adverse effect on our earnings; our financial results have been, and may continue to be, materially affected by general economic conditions, and a deterioration of economic conditions or of the financial markets may materially adversely affect our lending and other businesses and our financial results and condition; changes in market interest rates or capital markets could adversely affect our revenue and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity; our earnings may be affected by volatility in mortgage production and servicing revenues, and by changes in carrying values of our servicing assets and mortgages held for sale due to changes in interest rates; disruptions in our ability to access global capital markets may adversely affect our capital resources and liquidity; we are subject to credit risk; we may have more credit risk and higher credit losses to the extent that our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral; we rely on the mortgage secondary market and GSEs for some of our liquidity; loss of customer deposits could increase our funding costs; any reduction in our credit rating could increase the cost of our funding from the capital markets; we are subject to litigation, and our expenses related to this litigation may adversely affect our results; we may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations; we are subject to certain risks related to originating and selling mortgages, and may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, or borrower fraud, and this could harm our liquidity, results of operations, and financial condition; we face risks as a servicer of loans; we are subject to risks related to delays in the foreclosure process; consumers and small businesses may decide not to use banks to complete their financial transactions, which could affect net income; we have businesses other than banking which subject us to a variety of risks; negative public opinion could damage our reputation and adversely impact business and revenues; we may face more intense scrutiny of our sales, training, and incentive compensation practices; we rely on other companies to provide key components of our business infrastructure; competition in the financial services industry is intense and we could lose business or suffer margin declines as a result; we continually encounter technological change and must effectively develop and implement new technology; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we depend on the expertise of key personnel, and if these individuals leave or change their roles without effective replacements, operations may suffer; we may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategies; our framework for managing risks may not be effective in mitigating risk and loss to us; our controls and procedures may not prevent or detect all errors or acts of fraud; we are at risk of increased losses from fraud; a failure in, or breach of, our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses; the soundness of other financial institutions could adversely affect us; we depend on the accuracy and completeness of information about clients and counterparties; our accounting policies and processes are critical to how we report our financial condition and results of operation, and they require management to make estimates about matters that are uncertain; depressed market values for our stock and adverse economic conditions sustained over a period of time may require us to write down some portion of our goodwill; our financial instruments measured at fair value expose us to certain market risks; our stock price can be volatile; we might not pay dividends on our stock; our ability to receive dividends from our subsidiaries or other investments could affect our liquidity and ability to pay dividends; and certain banking laws and certain provisions of our articles of incorporation may have an anti-takeover effect.

INTRODUCTION
We are a leading provider of financial services with our headquarters located in Atlanta, Georgia. Our principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers, businesses, corporations, and institutions, both through its branches (located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia) and through other national delivery channels. We operate three business segments: Consumer Banking and Private Wealth Management, Wholesale Banking, and Mortgage Banking, with our functional activities included in Corporate Other. See Note 20, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-K for a description of our business segments. In addition to deposit, credit, and trust and investment services offered by the Bank, our other subsidiaries provide capital markets, mortgage banking, securities brokerage, online consumer lending, and asset and wealth management services.
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

GAAP metrics to assist investors in understanding management’s view of particular financial measures, as well as to align presentation of these financial measures with peers in the industry who may also provide a similar presentation. Reconcilements for all non-U.S. GAAP measures are provided in Table 30.
EXECUTIVE OVERVIEW
Financial Performance
We delivered strong financial performance in 2016, marking the fifth consecutive year of EPS growth, improved efficiency, and increased capital returns for our shareholders. We enjoyed solid revenue growth across all of our business segments, which helped to offset an increase in expenses and provision for credit losses during the year.

Noteworthy 2016 items included:

•	We improved efficiency for the fifth consecutive year, evidenced by the efficiency ratio and tangible efficiency ratio* improving to 62.6% and 62.0% in 2016 from 63.1% and 62.6% in 2015, respectively

•	Average total loans increased 6% compared to the prior year, with 15% growth in consumer loans

•	Our asset quality remained strong, which resulted in a 10 basis point decline in our ALLL to period-end LHFI ratio

•	Average consumer and commercial deposits increased 7% compared to the prior year, with the favorable mix shift toward lower-cost deposits continuing

•	We generated record investment banking income for the ninth consecutive year

•
We maintained strong capital ratios that continue to be well above regulatory requirements, with our Basel III CET1 and estimated, fully phased-in CET1* ratios at 9.59% and 9.43%, respectively, as of December 31, 2016

•	Our strong capital position enabled us to increase our capital return (which includes dividends and repurchases of common stock and warrants) by 15%

•	We repurchased more than $800 million of our outstanding common stock, resulting in a 3% decline in outstanding common shares, and increased our quarterly common stock dividend by 8%

•	Book value per share was $45.38, and tangible book value per share* was $32.95, up 4% and 5%, respectively, from the prior year

•	Our LCR was above the January 1, 2017 regulatory requirement of 100% at December 31, 2016
* : See Table 30 in this MD&A for a reconcilement of non-U.S. GAAP measures and additional information

Total revenue for 2016 increased 7% compared to 2015, driven by increases in both net interest income and noninterest income. Net interest income for 2016 increased 9% compared to 2015, due to an increase in both average earning assets and net interest margin. Noninterest income for 2016 increased 4% compared to 2015, primarily due to higher mortgage and capital markets-related income, partially offset by a decline in wealth management-related income. The growth in noninterest income reflects our ongoing strategic investments in talent and capabilities across our diverse businesses, as well as a 29%

increase in mortgage origination volume due to lower interest rates during most of 2016.
Our net interest margin increased nine basis points compared to 2015, due to an 11 basis point increase in the average earning asset yields driven by higher loan and security yields. Average earning assets increased 6% compared to 2015, driven primarily by a 6% increase in average LHFI and a 7% increase in average securities AFS. The increase in average LHFI was due largely to growth in C&I, nonguaranteed residential mortgages, consumer direct, and commercial construction loans. These increases were partially offset by a decline in residential home equity products as paydowns exceeded new originations and draws. Looking forward, we expect the net interest margin to expand further by five to six basis points in the first quarter of 2017, compared to the fourth quarter of 2016. Net interest margin trends for the remainder of 2017 will be dependent on the interest rate environment. We will continue to manage to a moderately asset sensitive balance sheet while being cognizant of opportunities to add duration if the yield curve continues to steepen. See additional discussion related to revenue, noninterest income, and net interest income and margin in the "Noninterest Income" and "Net Interest Income/Margin" sections of this MD&A. Also in this MD&A, see Table 21, "Net Interest Income Asset Sensitivity," for an analysis of potential changes in net interest income due to instantaneous moves in benchmark interest rates.
Noninterest expense increased 6% compared to 2015. The increase was driven by higher employee compensation associated with improved business performance, increased operating losses, higher regulatory and compliance-related costs, higher costs associated with increased business activity, and ongoing strategic investments in driving growth and operational efficiencies. See additional discussion related to noninterest expense in the "Noninterest Expense" section of this MD&A. Also see Table 30, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding, and a reconciliation of, adjusted noninterest expense.
During 2016, our efficiency ratio and tangible efficiency ratio both improved to 62.6% and 62.0%, compared to 63.1% and 62.6% for the same period in 2015, respectively, driven by positive operating leverage. Going forward, we are executing a number of strategies to continue to become more effective and efficient, including (i) reducing the size of our branch network by approximately 10% over the next two years, with the majority planned to be complete by mid-2017, (ii) realizing returns from technology investments we have made to increase productivity and reduce costs, and (iii) remaining highly focused on managing our supplier relationships. These strategies and activities, combined with the positive revenue momentum we have experienced, give us increased confidence to achieve our tangible efficiency ratio goal of below 60% by 2019, provided that the forward interest rate path generally follows current market expectations. For 2017, we expect to continue to improve and achieve a tangible efficiency ratio of between 61% and 62%, partially dependent on the economy and interest rates. This anticipated improvement relative to 2016 is particularly meaningful when considering that posting order changes, higher FDIC assessments, and the acquisition of Pillar are already known efficiency-related headwinds for the year. See Table 30,

"Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding, and a reconciliation of, our tangible efficiency ratio.
Overall asset quality remained strong during 2016, driven by economic growth, improved residential housing markets, and significant progress in working through problem energy-related exposures. Our loan portfolio continued to perform well, evidenced by stable delinquency levels and a modest net charge-off ratio of 0.34% for 2016, compared to 0.26% for 2015. The increase in the net charge-off ratio was driven predominantly by higher energy-related net charge-offs. We have charged-off approximately $160 million of energy loans over the past five quarters, which is the vast majority of our total expectations. Assuming no significant changes in the macroeconomic environment, we expect our overall net charge-off ratio to remain between 30 and 40 basis points for the full year 2017, as lower energy-related charge-offs may be offset by some modest normalization in other loan classes. The ALLL to period-end LHFI ratio declined ten basis points from the prior year driven primarily by continued improvements in the asset quality of the residential loan portfolio. We expect our ALLL to period-end LHFI ratio to remain relatively stable in 2017, which should result in a provision for loan losses that approximates net charge-offs, with some quarterly variability. See additional discussion of our credit and asset quality, in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A.
Average total loans increased 6% compared to 2015, driven by growth across our consumer loan portfolios as well as growth in C&I loans and nonguaranteed residential mortgages, partially offset by a decrease in residential home equity products. Our consumer lending strategies continue to produce profitable growth through each of our major channels, while our overall lending pipelines remain healthy. During 2016, we sold approximately $1.0 billion of indirect automobile loans as part of our overall balance sheet optimization strategy, and separately, we reclassified $1.1 billion of CRE loans to the commercial construction loan portfolio in accordance with a revised interpretation of regulatory classification requirements. Going forward, if economic growth accelerates, we believe we have good relative opportunity given the investments we have made in our businesses combined with the above-average growth profile of our Southeast and Mid-Atlantic footprint. See additional loan discussion in the “Loans,” “Nonperforming Assets,” and "Net Interest Income/Margin" sections of this MD&A.
Average consumer and commercial deposits increased 7% compared to 2015, driven by strong and broad-based growth in lower cost deposits across all of our business segments, which reflects the Company-wide focus on, and success in, expanding and deepening client relationships. Our success in growing deposits reflects our overall strategic efforts to meet more clients’ deposit and payment needs and thereby improve profitability. Rates paid on our deposits increased four basis points compared to 2015, driven by the increase in short-term rates over the past year and a modest mix shift between our Wholesale Banking and Consumer Banking clients. Looking to 2017, we remain highly focused on maintaining our deposit growth momentum while also maintaining a disciplined approach to pricing with a focus on maximizing the value proposition for our clients, other than rates paid. See additional discussion regarding average deposits in the "Net Interest Income/Margin" section of this MD&A.
Capital
Our regulatory capital ratios declined slightly during 2016, with a CET1 ratio of 9.59% at December 31, 2016, as growth in RWA exceeded the growth in regulatory capital. Additionally, our CET1 ratio, on a fully phased-in basis, was estimated to be 9.43% at December 31, 2016, which is well above the current regulatory requirement. Our book value and tangible book value per common share increased 4% and 5%, respectively, compared to December 31, 2015, due primarily to solid growth in retained earnings. See additional details related to our capital in Note 13, "Capital," to the Consolidated Financial Statements in this Form 10-K. Also see Table 30, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding, and reconciliations of, tangible book value per common share and our fully phased-in CET1 ratio.
During the year, we increased our quarterly common stock dividend by 8% beginning in the third quarter of 2016, which resulted in dividends for 2016 of $1.00 per common share, an increase from $0.92 per common share in 2015. We also repurchased $830 million of our outstanding common stock and common stock warrants during the year, which included $350 million under our 2015 capital plan and $480 million under our 2016 capital plan. We will continue to seek opportunities to deploy capital on behalf of our shareholders, whether by investing in the growth of our businesses or by returning capital through share dividends and repurchases. See additional details related to our capital actions and share repurchases in the “Capital Resources” section of this MD&A and in Part II, Item 5 of this Form 10-K.
Business Segments Highlights
Consumer Banking and Private Wealth Management
Consumer Banking and Private Wealth Management net income decreased $45 million compared to 2015, due primarily to elevated expenses and a higher provision expense as a result of lower reserve releases related to our home equity portfolio. Revenue momentum has been solid, driven by increased net interest income of 5% for the year, benefiting from strong loan and deposit growth and our balance sheet optimization efforts. LightStream, in particular, continues to generate robust loan growth, growing approximately 70% compared to 2015. More broadly, our investments in digital continue to pay off, with self-service deposits, mobile usage, and digital sales all continuing to track upward. This progress, combined with changes in branch traffic and our already strong and dense market position, gives us further opportunity to optimize our network. Over the past five years, we reduced the size of our full-service branch network by 18%. We currently plan to close 99 branches and open eight new branches in 2017, so that on a net basis, our full-service branch network should decline further, by approximately 6% by mid-2017. Nonetheless, the branch system will continue to play a very important role in our delivery model, both with regard to maintaining and building our brand and meeting the more complex needs of our clients. Noninterest income declined 2% compared to 2015, due to lower wealth management-related income, both as a result of lower trust and investment management income, which was negatively impacted by volatile market conditions in the first half of 2016, and lower retail investment income, as we continue to make the strategic shift from more transaction-oriented business to managed-money solutions for our clients. While this is negative for near-term retail investment income growth, it is positive for our clients and the long-term health of our business. Assuming reasonably stable market conditions, we would expect wealth management-related revenue in 2017 to grow from 2016. Expenses increased 4% compared to 2015, due to continued investments in our branch network and associated optimization efforts, increased investments in technology and our growth businesses such as LightStream, and higher operating losses. We made significant progress this year in optimizing the balance sheet, meeting more client needs, and advancing our omni-channel strategy. The savings generated from optimizing our branch network will allow us to invest in increased talent and technology, thereby delivering more value for our clients, while also being a critical component of achieving our overall efficiency goals.

Wholesale Banking
Wholesale Banking had record revenue for the year due to strong execution across all lines of business. Specifically, revenue was up 4% for the year, due to growth in both noninterest income and net interest income. Net interest income was up 3% compared to 2015, as positive loan growth was partially offset by margin compression. Our 10% deposit growth reflects the success that our corporate liquidity product specialists are having in strengthening client relationships. Noninterest income increased 5% compared to 2015, due primarily to strength in our capital markets business and more favorable economic conditions. Investment banking income was up 7% compared to 2015, evidence of our consistent focus on expanding and deepening client relationships and meeting the capital markets needs of our clients. More specifically, our mergers and acquisitions and equity-related businesses, which have been key areas of investment for us, continue to grow faster than the rest of the platform. Further, our research rankings from institutional investors continue to improve, giving us a larger share of our investors’ trading commissions and validating our investment in talent in this business. Lastly, capital markets income from non-CIB clients was up 24% compared to 2015 as we are working together as OneTeam to become the preferred advisor for our commercial, CRE, and private wealth clients. Net income was down 9% compared to 2015, due to higher expenses and a higher provision for loan losses related to energy, a trend that began to abate in the fourth quarter of 2016. Lastly, we closed on our acquisition of Pillar in December 2016, which is expected to contribute roughly $90 million to Wholesale Banking’s annual revenue beginning in 2017. Pillar’s efficiency ratio is approximately 80-85%. While this will be dilutive to the overall efficiency ratio, we expect the acquisition of Pillar to be accretive to our capabilities, net income, and ROE. While market conditions can drive quarterly variability, our differentiated business model continues to deliver strong results and we expect to see further growth in 2017, particularly if economic growth accelerates and client sentiment remains strong.

Mortgage Banking
For the year, Mortgage Banking total revenue increased 7%, as increases in production and servicing income more than offset a decrease in net interest income. We grew our servicing portfolio by 8% year-over-year primarily as a result of portfolio acquisitions, and in the fourth quarter of 2016, we purchased an additional $8.8 billion in UPB of servicing rights, $2.9 billion of which was reflected in our servicing portfolio at December 31, 2016, with the majority of the remainder scheduled to transfer in the first quarter of 2017. Despite solid year-over-year revenue performance, fourth quarter revenue was down 23% sequentially as higher interest rates created a more challenging backdrop for the business. Mortgage production income declined 34% sequentially, as application volume declined 30% and gain on sale margins compressed given a more competitive environment. Servicing income also declined, as decay expense increased and the more volatile interest rate environment made hedging more expensive in the quarter. However, we expect these trends to be temporary and servicing income to normalize in the first quarter of 2017.

Net income was down $104 million compared to 2015, driven primarily by a lower benefit for loan losses. While the asset quality of the mortgage portfolio continues to be strong, reserve releases are abating. Overall, in 2016, we benefited from investments in improving the client experience, smart market share growth across production and servicing, and lower rates, creating value for our clients and contributing to the bottom line performance of the overall Company. While the higher interest rate environment will create challenges in 2017, growth in our servicing business, targeted market share gains, and reduced expenses will help to partially mitigate the decline in market refinance volumes.
Additional information related to our business segments can be found in Note 20, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-K, and further discussion of our business segment results for 2016 and 2015 can be found in the "Business Segment Results" section of this MD&A.

Consolidated Daily Average Balances, Income/Expense, and Average Yields Earned/Rates Paid								Table 1

	2016			2015			2014
(Dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
ASSETS
LHFI: [1]
C&I	$68,406	$2,148	3.14%	$65,786	$1,974	3.00%	$61,181	$2,045	3.34%
CRE	5,808	169	2.92	6,178	173	2.80	6,150	177	2.88
Commercial construction	2,898	94	3.25	1,603	50	3.12	1,078	35	3.28
Residential mortgages - guaranteed	575	20	3.45	636	24	3.77	1,890	70	3.68
Residential mortgages - nonguaranteed	25,554	964	3.77	23,759	913	3.84	23,691	944	3.99
Residential home equity products	12,297	484	3.94	13,535	501	3.70	14,329	512	3.57
Residential construction	377	17	4.39	384	19	4.85	457	21	4.64
Consumer student - guaranteed	5,551	224	4.03	4,584	173	3.78	5,375	197	3.66
Consumer other direct	6,871	313	4.56	5,344	230	4.30	3,635	153	4.22
Consumer indirect	10,712	365	3.40	10,262	333	3.24	11,459	366	3.19
Consumer credit cards	1,188	120	10.10	944	94	10.00	772	75	9.64
Nonaccrual [2]	881	21	2.43	543	22	4.13	857	22	2.59
Total LHFI	141,118	4,939	3.50	133,558	4,506	3.37	130,874	4,617	3.53
Securities AFS:
Taxable	28,216	645	2.29	26,327	587	2.23	23,779	603	2.54
Tax-exempt	189	6	3.37	176	6	3.70	245	10	3.96
Total securities AFS	28,405	651	2.29	26,503	593	2.24	24,024	613	2.55
Fed funds sold and securities borrowed or purchased under agreements to resell	1,241	1	0.10	1,147	—	—	1,067	—	—
LHFS	2,570	92	3.60	2,348	82	3.47	2,085	78	3.75
Interest-bearing deposits in other banks	24	—	0.40	22	—	0.12	31	—	0.08
Interest earning trading assets	5,467	95	1.73	5,235	84	1.62	4,108	76	1.86
Total earning assets	178,825	5,778	3.23	168,813	5,265	3.12	162,189	5,384	3.32
ALLL	(1,746)			(1,835)			(1,995)
Cash and due from banks	4,999			5,614			5,773
Other assets	14,880			14,527			14,674
Noninterest earning trading assets and derivative instruments	1,388			1,265			1,255
Unrealized gains on securities available for sale, net	658			508			280
Total assets	$199,004			$188,892			$182,176
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
NOW accounts	$40,949	$55	0.13%	$35,161	$31	0.09%	$28,879	$22	0.08%
Money market accounts	53,795	107	0.20	50,518	85	0.17	44,813	66	0.15
Savings	6,285	2	0.03	6,165	2	0.03	6,076	2	0.04
Consumer time	5,852	43	0.73	6,443	49	0.77	7,539	66	0.88
Other time	3,908	39	1.00	3,813	39	1.02	4,294	46	1.06
Total interest-bearing consumer and commercial deposits	110,789	246	0.22	102,100	206	0.20	91,601	202	0.22
Brokered time deposits	926	12	1.33	888	13	1.41	1,584	33	2.08
Foreign deposits	123	1	0.42	218	—	0.13	146	—	0.12
Total interest-bearing deposits	111,838	259	0.23	103,206	219	0.21	93,331	235	0.25
Funds purchased	1,055	4	0.37	822	1	0.11	931	1	0.09
Securities sold under agreements to repurchase	1,734	7	0.42	1,821	4	0.21	2,202	3	0.14
Interest-bearing trading liabilities	1,025	24	2.29	881	22	2.44	806	21	2.65
Other short-term borrowings	1,452	3	0.23	2,135	3	0.16	6,135	14	0.23
Long-term debt	10,767	260	2.42	10,873	252	2.32	12,359	270	2.19
Total interest-bearing liabilities	127,871	557	0.44	119,738	501	0.42	115,764	544	0.47
Noninterest-bearing deposits	43,400			42,102			40,411
Other liabilities	3,252			3,276			3,473
Noninterest-bearing trading liabilities and derivative instruments	413			430			358
Shareholders’ equity	24,068			23,346			22,170
Total liabilities and shareholders’ equity	$199,004			$188,892			$182,176
Interest rate spread			2.79%			2.70%			2.85%
Net interest income [3]		$5,221			$4,764			$4,840
Net interest income-FTE [3,4]		$5,359			$4,906			$4,982
Net interest margin [5]			2.92%			2.82%			2.98%
Net interest margin-FTE [4,5]			3.00			2.91			3.07

1 Interest income includes loan fees of $165 million, $189 million, and $196 million for the years ended December 31, 2016, 2015, and 2014, respectively.
2 Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
3 Derivative instruments employed to manage our interest rate sensitivity increased net interest income $261 million, $300 million, and $419 million for the years ended December 31, 2016, 2015, and 2014, respectively.
4 See Table 30, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information and reconciliations of non-U.S. GAAP performance measures. Approximately 95% of the total FTE adjustment for the years ended December 31, 2016, 2015, and 2014 was attributed to C&I loans.
5 Net interest margin is calculated by dividing annualized net interest income by average total earning assets.

Analysis of Changes in Net Interest Income [1]						Table 2
	2016 Compared to 2015			2015 Compared to 2014
(Dollars in millions)	Volume	Rate	Net	Volume	Rate	Net
Increase/(Decrease) in Interest Income:
LHFI:
C&I	$80	$94	$174	$147	($218)	($71)
CRE	(11)	7	(4)	1	(5)	(4)
Commercial construction	42	2	44	17	(2)	15
Residential mortgages - guaranteed	(2)	(2)	(4)	(47)	1	(46)
Residential mortgages - nonguaranteed	68	(17)	51	3	(34)	(31)
Residential home equity products	(48)	31	(17)	(29)	18	(11)
Residential construction	—	(2)	(2)	(3)	1	(2)
Consumer student - guaranteed	39	12	51	(30)	6	(24)
Consumer other direct	69	14	83	74	3	77
Consumer indirect	15	17	32	(39)	6	(33)
Consumer credit cards	25	1	26	16	3	19
Nonaccrual	10	(11)	(1)	(10)	10	—
Securities AFS:
Taxable	42	16	58	61	(77)	(16)
Tax-exempt	1	(1)	—	(3)	(1)	(4)
Fed funds sold and securities borrowed or purchased under agreements to resell	—	1	1	—	—	—
LHFS	7	3	10	10	(6)	4
Interest earning trading assets	4	7	11	19	(11)	8
Total increase/(decrease) in interest income	341	172	513	187	(306)	(119)
Increase/(Decrease) in Interest Expense:
NOW accounts	7	17	24	6	3	9
Money market accounts	6	16	22	9	10	19
Consumer time	(4)	(2)	(6)	(9)	(8)	(17)
Other time	1	(1)	—	(5)	(2)	(7)
Brokered time deposits	—	(1)	(1)	(12)	(8)	(20)
Foreign deposits	—	1	1	—	—	—
Funds purchased	—	3	3	—	—	—
Securities sold under agreements to repurchase	—	3	3	—	1	1
Interest-bearing trading liabilities	3	(1)	2	2	(1)	1
Other short-term borrowings	(1)	1	—	(7)	(4)	(11)
Long-term debt	(2)	10	8	(34)	16	(18)
Total increase/(decrease) in interest expense	10	46	56	(50)	7	(43)
Increase/(Decrease) in Net Interest Income	$331	$126	$457	$237	($313)	($76)
Increase/(Decrease) in Net Interest Income-FTE [2]			$453			($76)
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

[2] See Table 30, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information and reconciliations of net interest income-FTE.

NET INTEREST INCOME/MARGIN (FTE)
Net interest income was $5.4 billion in 2016, an increase of $453 million, or 9%, compared to 2015. Net interest margin for 2016 increased nine basis points, to 3.00%, compared to 2015, due to an 11 basis point increase in the average earning asset yields driven by higher loan and securities AFS yields.
Average earning assets increased $10.0 billion, or 6%, for the year ended December 31, 2016, compared to 2015, driven primarily by a $7.6 billion, or 6%, increase in average LHFI and a $1.9 billion, or 7%, increase in average securities AFS. The increase in average LHFI was due largely to growth in C&I, nonguaranteed residential mortgages, and consumer direct loans. These increases were partially offset by a decline in residential home equity products as paydowns exceeded new originations and draws. See the "Loans" section in this MD&A for additional discussion regarding loan activity.
The 11 basis point increase in average earning asset yields during 2016 was driven primarily by a 13 basis point increase in LHFI yields, with a notable increase in yield on average commercial loans, particularly in our C&I portfolio, as well as an increase in yield on our consumer direct portfolio. These increases were driven by higher benchmark interest rates, which increased late in the fourth quarter of 2015 and 2016. Additionally, the yield on securities AFS increased five basis points compared to the year ended December 31, 2015, driven largely by lower premium amortization on MBS. See the "Securities Available for Sale" section in this MD&A for additional information regarding the composition and associated yields on our investment securities.
We utilize interest rate swaps to manage interest rate risk. These instruments are primarily receive-fixed, pay-variable swaps that synthetically convert a portion of our commercial loan portfolio from floating rates, based on LIBOR, to fixed rates. At December 31, 2016, the outstanding notional balance of active swaps that qualified as cash flow hedges on variable rate commercial loans was $16.7 billion, compared to active swaps of $16.9 billion at December 31, 2015.
In addition to the income recognized from active swaps, we recognize interest income from terminated or de-designated swaps that were previously designated as cash flow hedges on variable rate commercial loans. Interest income from our commercial loan swaps decreased to $244 million in 2016, compared to $261 million in 2015. As we manage our interest rate risk we may continue to purchase additional and/or terminate existing interest rate swaps.
Remaining swaps on commercial loans have maturities through 2022 and have an average maturity of 4.1 years at December 31, 2016. The weighted average rate on the receive-fixed rate leg of the commercial loan swap portfolio was 1.40%, and the weighted average rate on the pay-variable leg was 0.78%, at December 31, 2016.
Average interest-bearing liabilities increased $8.1 billion, or 7%, compared to 2015, primarily due to growth in NOW and money market account balances, partially offset by a decline in consumer time and other short-term borrowings. Average interest-bearing consumer and commercial deposits increased $8.7 billion, or 9%, compared to 2015, driven primarily by continued success in deepening client relationships. Average other short-term borrowings decreased $683 million, or 32%, due to a reduction in average short-term FHLB advances in 2016. Subsequent to December 31, 2016, we issued $1.0 billion of 3-year fixed rate senior notes and $300 million of 3-year floating rate senior notes under our Global Bank Note program. The notes pay a fixed annual coupon rate of 2.25% and a floating coupon rate of 3-month LIBOR plus 53 basis points, respectively. See the "Borrowings" section in this MD&A for additional information regarding other short-term borrowings and long-term debt.
Rates paid on average interest-bearing liabilities increased two basis points during 2016, compared to 2015, driven by increased rates on NOW and money market accounts. These increases were partially offset by declines in rates paid on consumer and other time deposits. Compared to 2015, the average rate paid on interest-bearing deposits increased two basis points.
Looking forward, we expect the net interest margin to expand further by five to six basis points in the first quarter of 2017, compared to the fourth quarter of 2016. Net interest margin trends for the remainder of 2017 will be dependent on the interest rate environment. We will continue to manage to a moderately asset sensitive balance sheet while being cognizant of opportunities to add duration if the yield curve continues to steepen. See Table 21, "Net Interest Income Asset Sensitivity," in this MD&A for an analysis of potential changes in net interest income due to instantaneous moves in benchmark interest rates.
Foregone Interest
Foregone interest income from NPLs reduced net interest margin by one basis point for the year ended December 31, 2016. Foregone interest income from NPLs had a limited effect on the net interest margin during the year ended December 31, 2015. See additional discussion of our expectations of future credit quality in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A. In addition, Table 1 of this MD&A contains more detailed information concerning average balances, yields earned, and rates paid.

NONINTEREST INCOME
			Table 3
	Year Ended December 31
(Dollars in millions)	2016	2015	2014
Service charges on deposit accounts	$630	$622	$645
Other charges and fees	380	377	368
Card fees	327	329	320
Investment banking income	494	461	404
Trading income	211	181	182
Mortgage production related income	366	270	201
Mortgage servicing related income	189	169	196
Trust and investment management income	304	334	423
Retail investment services	281	300	297
Gain on sale of subsidiary	—	—	105
Net securities gains/(losses)	4	21	(15)
Other noninterest income	197	204	197
Total noninterest income	$3,383	$3,268	$3,323

Adjusted noninterest income [1]	$3,383	$3,268	$3,218
1 See Table 30 in this MD&A for a reconcilement of non-U.S. GAAP measures and additional information.

Noninterest income increased $115 million, or 4%, compared to 2015, primarily due to higher mortgage and capital markets-related income, offset partially by a decline in wealth management-related income. The growth in noninterest income reflects our ongoing strategic investments in talent and capabilities across our businesses, as well as a 29% increase in mortgage origination volume due to lower interest rates during most of 2016.
Client transaction-related-fees, which include service charges on deposit accounts, other charges and fees, and card fees, increased $9 million, or 1%, compared to 2015. The increase was due primarily to increased client-related transactional activity. Consistent with our previous guidance, our enhanced posting order process was implemented in the fourth quarter of 2016, which resulted in a reduction in service charges on deposit accounts of approximately $10 million compared to prior quarters.
Investment banking income increased $33 million, or 7%, compared to 2015. The increase was driven by strong deal flow activity across most product categories. This growth was particularly noteworthy in equity capital markets and syndicated finance, as we continue to expand and deepen client relationships.
Trading income increased $30 million, or 17%, compared to 2015. The increase was driven primarily by higher client activity, more favorable market conditions, and higher core trading revenue, most notably fixed income sales and trading, which was offset partially by CVA-related valuation adjustments recognized in 2016.
Mortgage production related income increased $96 million, or 36%, compared to 2015. The increase was due primarily to increased purchase and refinancing activity, resulting from continued market share gains and higher gain on sale margins. Mortgage production volume increased 29% compared to 2015.
Mortgage servicing related income increased $20 million, or 12%, compared to 2015. The increase was due to higher servicing fees resulting from a larger servicing portfolio and improved net hedge performance, offset partially by higher servicing asset decay attributable to elevated refinance activity during the current year. The UPB of mortgage loans in the servicing portfolio was $160.2 billion at December 31, 2016, compared to $148.2 billion at December 31, 2015. The increase in our servicing portfolio was driven by MSR purchases with a UPB of $19.7 billion during the year ended December 31, 2016, $13.8 billion of which are reflected in the UPB amounts above and the transfer of servicing for the majority of the remainder is scheduled for the first quarter of 2017. Looking forward, assuming relatively stable interest rates, we expect servicing income to approximate $50 million in the first quarter of 2017, returning to a more normal run rate as compared to the fourth quarter of 2016, which reflected elevated decay expense and hedging costs.
Trust and investment management income decreased $30 million, or 9%, compared to 2015. The decrease was due primarily to a 4% decline in trust and institutional assets under management.
Retail investment services income decreased $19 million, or 6%, compared to 2015. The decline was due largely to reduced transactional activity, offset partially by an increase in retail brokerage managed assets.
Net securities gains decreased $17 million, or 81%, compared to 2015. The decrease was due to a repositioning of our investment portfolio, which resulted in higher gains recognized on the sale of MBS in 2015.
Other noninterest income decreased $7 million, or 3%, compared to 2015. The decrease was due largely to lower gains recognized on the sale of loans and leases as well as asset impairment charges recognized in 2016, along with an $18 million gain on the sale of legacy affordable housing investments recognized in 2015. This decrease was offset partially by a $52 million gain on sale associated with the sale-leaseback of one of our office buildings in 2016.

NONINTEREST EXPENSE
			Table 4
	Year Ended December 31
(Dollars in millions)	2016	2015	2014
Employee compensation	$2,698	$2,576	$2,576
Employee benefits	373	366	386
Total personnel expenses	3,071	2,942	2,962
Outside processing and software	834	815	741
Net occupancy expense	349	341	340
Regulatory assessments	173	139	142
Marketing and customer development	172	151	134
Equipment expense	170	164	169
Operating losses	108	56	441
Consulting and legal fees	93	73	71
Credit and collection services	66	71	91
Amortization	49	40	25
Other noninterest expense	383	368	427
Total noninterest expense	$5,468	$5,160	$5,543

Adjusted noninterest expense [1]	$5,468	$5,160	$5,219
1 See Table 30 in this MD&A for a reconcilement of non-U.S. GAAP measures and additional information.

Noninterest expense increased $308 million, or 6%, compared to 2015. The increase was driven by higher employee compensation associated with improved business performance, increased operating losses, higher regulatory and compliance-related costs, and higher costs associated with increased business activity as well as ongoing, strategic investments in driving growth and operational efficiencies.
Personnel expenses increased $129 million, or 4%, compared to 2015. The increase was due primarily to higher incentive-based compensation related to improved business performance, continued investments in talent, and elevated compensation expense tied to the performance of the Company's stock price (which increased 28% during the year). Looking ahead to the first quarter of 2017, we anticipate an increase in our personnel expenses by approximately $75 million due to the typical seasonal increases in 401(k) and FICA expenses, a return to more normal accrual rates on certain incentive and benefit costs, and the Pillar acquisition.
Outside processing and software expense increased $19 million, or 2%, compared to 2015. The increase was driven by increased business activity levels, higher utilization of third party services, and increased investments in technology. As part of our ongoing efficiency initiatives, we remain focused on managing our supplier relationships and on realizing returns from the investments we have made in technology in our efforts to increase productivity and reduce costs.
Net occupancy expense increased $8 million, or 2%, compared to 2015. The increase was due to lower gains from prior sale-leaseback transactions during the current year. Looking forward, we plan to reduce the size of our branch network by approximately 10% over the next two years, with the majority planned to be completed by mid-2017.
Regulatory assessments expense increased $34 million, or 24%, compared to 2015. The increase was driven primarily by the FDIC surcharge on large banks, which became effective during the third quarter of 2016, and higher FDIC assessment fees due to asset growth and a higher assessment rate.
Marketing and customer development expense increased $21 million, or 14%, compared to 2015. The increase was due primarily to higher advertising costs during 2016 associated with our campaign to further advance the Company's purpose.
Operating losses increased $52 million, or 93%, compared to 2015. The increase was driven primarily by favorable developments related to previous mortgage-related matters in the prior year, which resulted in accrual reductions in 2015, as well as increased compliance-related losses recognized in 2016.
Credit and collection services decreased $5 million, or 7%, compared to 2015. The decrease was driven primarily by mortgage transaction related reserve releases due to the expiration of representation and warranty obligations, offset partially by the current year increase in credit-related expenses.
Consulting and legal fees increased $20 million, or 27%, compared to 2015. The increase was due to higher utilization of consulting services in response to regulatory and compliance initiatives.
Amortization expense increased $9 million, or 23%, compared to 2015. The increase was driven by increased investments in certain low-income community development projects, which also resulted in a similar increase in tax credits. See Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," for additional information regarding our community development investments.
Other noninterest expense increased $15 million, or 4%, compared to 2015. The increase was due primarily to recoveries of previously recognized losses in 2015 related to the financial crisis.

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

The composition of our loan portfolio at December 31 is presented in Table 5:

Loan Portfolio by Types of Loans					Table 5
(Dollars in millions)	2016	2015	2014	2013	2012
Commercial loans:
C&I	$69,213	$67,062	$65,440	$57,974	$54,048
CRE	4,996	6,236	6,741	5,481	4,127
Commercial construction	4,015	1,954	1,211	855	713
Total commercial loans	78,224	75,252	73,392	64,310	58,888
Residential loans:
Residential mortgages - guaranteed	537	629	632	3,416	4,252
Residential mortgages - nonguaranteed [1]	26,137	24,744	23,443	24,412	23,389
Residential home equity products	11,912	13,171	14,264	14,809	14,805
Residential construction	404	384	436	553	753
Total residential loans	38,990	38,928	38,775	43,190	43,199
Consumer loans:
Guaranteed student	6,167	4,922	4,827	5,545	5,357
Other direct	7,771	6,127	4,573	2,829	2,396
Indirect	10,736	10,127	10,644	11,272	10,998
Credit cards	1,410	1,086	901	731	632
Total consumer loans	26,084	22,262	20,945	20,377	19,383
LHFI	$143,298	$136,442	$133,112	$127,877	$121,470
LHFS [2]	$4,169	$1,838	$3,232	$1,699	$3,399
1 Includes $222 million, $257 million, $272 million, $302 million, and $379 million of LHFI measured at fair value at December 31, 2016, 2015, 2014, 2013, and 2012, respectively.
2 Includes $3.5 billion, $1.5 billion, $1.9 billion, $1.4 billion, and $3.2 billion of LHFS measured at fair value at December 31, 2016, 2015, 2014, 2013, and 2012, respectively.

Table 6 presents maturities and sensitivities of certain LHFI to changes in interest rates:

				Table 6
	At December 31, 2016
(Dollars in millions)	Total	Due in 1 Year or Less	Due After 1 Year through 5 Years	Due After 5 Years
Loan Maturity
C&I and CRE [1]	$69,796	$19,105	$42,036	$8,655
Commercial construction	4,015	612	3,073	330
Total	$73,811	$19,717	$45,109	$8,985

Interest Rate Sensitivity
Selected loans with:
Predetermined interest rates			$3,823	$3,554
Floating or adjustable interest rates			41,286	5,431
Total			$45,109	$8,985
1 Excludes $3.7 billion in lease financing and $729 million in installment loans.

Table 7 presents our outstanding commercial LHFI by industry:

				Table 7
	December 31, 2016		December 31, 2015
(Dollars in millions)	Commercial Loans	% of Total Commercial	Commercial Loans	% of Total Commercial
Real estate	$13,028	17%	$12,529	17%
Consumer products and services	9,450	12	8,157	11
Diversified financials and insurance	8,627	11	8,529	11
Health care & pharmaceuticals	7,437	10	7,090	9
Automotive	7,012	9	6,012	8
Diversified commercial services and supplies	4,149	5	3,945	5
Government	3,775	5	4,450	6
Retail	3,588	5	4,279	6
Technology (hardware & software)	3,259	4	2,411	3
Capital goods	3,226	4	3,536	5
Media & telecommunication services	2,593	3	2,672	4
Energy	2,584	3	3,073	4
Utilities	2,119	3	1,873	2
Transportation	2,103	3	2,156	3
Materials	2,083	3	1,982	3
Not-for-profits/religious organizations	1,768	2	1,771	2
Other	1,423	2	787	1
Total commercial loans	$78,224	100%	$75,252	100%

Table 8 presents our LHFI portfolio by geography (based on the U.S. Census Bureau's classifications of U.S. regions):

								Table 8
	December 31, 2016
	Commercial		Residential		Consumer		Total LHFI
(Dollars in millions)	Balance	% of Total Commercial	Balance	% of Total Residential	Balance	% of Total Consumer	Balance	% of Total LHFI
South region:
Florida	$13,143	17%	$9,416	24%	$4,071	16%	$26,630	19%
Georgia	9,991	13	5,909	15	2,215	8	18,115	13
Virginia	6,727	9	5,924	15	1,614	6	14,265	10
Maryland	4,100	5	4,536	12	1,377	5	10,013	7
North Carolina	4,211	5	3,509	9	1,645	6	9,365	7
Tennessee	4,631	6	2,003	5	989	4	7,623	5
Texas	3,794	5	485	1	2,995	11	7,274	5
South Carolina	1,707	2	1,723	4	599	2	4,029	3
District of Columbia	1,330	2	874	2	102	—	2,306	2
Other Southern states	3,884	5	583	1	1,547	6	6,014	4
Total South region	53,518	68	34,962	90	17,154	66	105,634	74
Northeast region:
New York	4,906	6	127	—	917	4	5,950	4
Pennsylvania	1,534	2	108	—	981	4	2,623	2
New Jersey	1,353	2	133	—	504	2	1,990	1
Other Northeastern states	2,856	4	216	1	625	2	3,697	3
Total Northeast region	10,649	14	584	1	3,027	12	14,260	10
West region:
California	4,137	5	2,069	5	1,269	5	7,475	5
Other Western states	2,384	3	845	2	1,232	5	4,461	3
Total West region	6,521	8	2,914	7	2,501	10	11,936	8
Midwest region:
Illinois	1,614	2	213	1	559	2	2,386	2
Ohio	638	1	41	—	581	2	1,260	1
Other Midwestern states	3,157	4	276	1	2,193	8	5,626	4
Total Midwest region	5,409	7	530	1	3,333	13	9,272	6
Foreign loans	2,127	3	—	—	69	—	2,196	2
Total	$78,224	100%	$38,990	100%	$26,084	100%	$143,298	100%

	December 31, 2015
	Commercial		Residential		Consumer		Total LHFI
(Dollars in millions)	Balance	% of Total Commercial	Balance	% of Total Residential	Balance	% of Total Consumer	Balance	% of Total LHFI
South region:
Florida	$12,712	17%	$9,752	25%	$3,764	17%	$26,228	19%
Georgia	9,820	13	5,917	15	1,769	8	17,506	13
Virginia	6,650	9	5,976	15	1,446	6	14,072	10
Maryland	4,220	6	4,280	11	1,262	6	9,762	7
North Carolina	4,106	5	3,549	9	1,419	6	9,074	7
Tennessee	4,710	6	2,123	5	818	4	7,651	6
Texas	3,362	4	351	1	2,592	12	6,305	5
South Carolina	1,517	2	1,796	5	497	2	3,810	3
District of Columbia	1,375	2	790	2	85	—	2,250	2
Other Southern states	4,100	5	556	1	1,346	6	6,002	4
Total South region	52,572	70	35,090	90	14,998	67	102,660	75
Northeast region:
New York	4,489	6	142	—	717	3	5,348	4
Pennsylvania	1,651	2	111	—	776	3	2,538	2
New Jersey	1,563	2	137	—	400	2	2,100	2
Other Northeastern states	2,165	3	230	1	516	2	2,911	2
Total Northeast region	9,868	13	620	2	2,409	11	12,897	9
West region:
California	3,368	4	1,954	5	1,091	5	6,413	5
Other Western states	2,059	3	752	2	1,037	5	3,848	3
Total West region	5,427	7	2,706	7	2,128	10	10,261	8
Midwest region:
Illinois	1,614	2	185	—	420	2	2,219	2
Ohio	885	1	52	—	457	2	1,394	1
Other Midwestern states	3,360	4	275	1	1,803	8	5,438	4
Total Midwest region	5,859	8	512	1	2,680	12	9,051	7
Foreign loans	1,526	2	—	—	47	—	1,573	1
Total	$75,252	100%	$38,928	100%	$22,262	100%	$136,442	100%

Loans Held for Investment
LHFI totaled $143.3 billion at December 31, 2016, an increase of $6.9 billion, or 5%, from December 31, 2015, driven by growth in consumer loans, C&I loans, and nonguaranteed residential mortgages, partially offset by a decrease in residential home equity products.
Average LHFI during 2016 totaled $141.1 billion, up $7.6 billion, or 6%, compared to 2015, driven largely by the same factors described above impacting the period end balances. See the "Net Interest Income/Margin" section of this MD&A for more information regarding average loan balances.
Commercial loans increased $3.0 billion, or 4%, during 2016, driven largely by a $2.2 billion, or 3%, increase in C&I loans resulting from growth in a number of industry verticals and client segments. Commercial construction loans increased by $2.1 billion, compared to December 31, 2015, due largely to a reclassification of $1.1 billion of CRE loans to the commercial construction loan portfolio in the third quarter of 2016 in accordance with our revised interpretation of regulatory classification requirements. CRE loans decreased $1.2 billion, or 20%, compared to December 31, 2015, due primarily to the aforementioned reclassification.
Residential loans increased $62 million, compared to December 31, 2015, driven by a $1.4 billion, or 6%, increase in nonguaranteed residential mortgages as new originations exceeded paydowns. The increase in nonguaranteed residential mortgages was offset largely by a $1.3 billion, or 10%, decrease in residential home equity products as paydowns exceeded new originations and draws during 2016.

At December 31, 2016, 40% of our residential home equity products were in a first lien position and 60% were in a junior lien position. For residential home equity products in a junior lien position, we own or service 30% of the loans that are senior to the home equity product. Approximately 36% of the home equity line portfolio is due to convert to amortizing term loans by the end of 2019.
We perform credit management activities to limit our loss exposure on home equity accounts. These activities may result in the suspension of available credit and curtailment of available draws of most home equity junior lien accounts when the first lien position is delinquent, including when the junior lien is still current. We monitor the delinquency status of first mortgages serviced by other parties and actively monitor refreshed credit bureau scores of borrowers with junior liens, as these scores are highly sensitive to first lien mortgage delinquency. The loss severity on home equity junior lien accounts was approximately 74% and 75% at December 31, 2016 and 2015, respectively. The average borrower FICO score related to loans in our home equity portfolio was approximately 765 and 760 at December 31, 2016 and 2015, respectively, and the average outstanding loan size was approximately $46,000 at both December 31, 2016 and 2015.
Consumer loans increased $3.8 billion, or 17%, during 2016, driven by growth across all consumer loan classes as our consumer lending strategies continue to produce profitable growth through each of our major channels. Specifically, other direct loans increased $1.6 billion, or 27%, guaranteed student loans increased $1.2 billion, or 25%, indirect loans increased

$609 million, or 6%, and credit card loans increased $324 million, or 30%. These increases were partially offset by a $1.0 billion indirect automobile loan sale in the third quarter of 2016, as part of our overall balance sheet optimization strategy, resulting in a gain of $8 million.
Loans Held for Sale
LHFS increased $2.3 billion during 2016, driven primarily by increased mortgage production.
Asset Quality
Our asset quality was strong during 2016, driven by economic growth, improved residential housing markets, and significant progress in working through problem energy-related exposure. Our solid position reflects the proactive actions we have taken over the past several years to de-risk, diversify, and improve the quality of our loan portfolio.
NPAs increased $184 million, or 25%, compared to December 31, 2015, driven primarily by increases in energy-related C&I NPLs and residential home equity NPLs, the latter of which was associated with changes to our home equity line risk mitigation program implemented during the first quarter of 2016. At December 31, 2016, the majority of home equity NPLs modified in 2016 were current with respect to payments and are expected to return to accruing status after the borrowers have demonstrated six months of consistent payment history. At

December 31, 2016, NPLs to total LHFI was 0.59%, an increase of 10 basis points compared to December 31, 2015, due to the aforementioned increase in home equity and energy-related NPLs.
Net charge-offs were $483 million and the net charge-off ratio increased to 0.34% in 2016, compared to $341 million and 0.26% in 2015, respectively. The increase in net charge-offs was driven by $143 million in energy-related net charge-offs during 2016. We have charged-off approximately $160 million of energy loans over the past five quarters, which is the vast majority of our total expectations.
Early stage delinquencies increased two basis points from December 31, 2015, to 0.72% of total loans at December 31, 2016, driven by increases across all consumer loans, particularly consumer indirect loans. Early stage delinquencies, excluding government-guaranteed loans, were 0.27% and 0.30% at December 31, 2016 and 2015, respectively.
Going forward, assuming no significant changes in the macroeconomic environment, we expect our overall net charge-off ratio to remain between 30 and 40 basis points for the full year 2017, as lower energy-related charge-offs may be offset by some modest normalization in other loan classes. We also expect our ALLL to period-end LHFI ratio to remain relatively stable in 2017, which should result in a provision for loan losses that approximates net charge-offs, with some quarterly variability.

ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the reserve for unfunded commitments. A rollforward of our allowance for credit losses and summarized credit loss experience is shown in Table 9. See Note 1, "Significant Accounting Policies," and Note 7, "Allowance for Credit

Losses," to the Consolidated Financial Statements in this Form 10-K, as well as the "Critical Accounting Policies" section of this MD&A for further information regarding our ALLL accounting policy, determination, and allocation.

Summary of Credit Losses Experience					Table 9
	Year Ended December 31
(Dollars in millions)	2016	2015	2014	2013	2012
Allowance for Credit Losses
Balance - beginning of period	$1,815	$1,991	$2,094	$2,219	$2,505
Provision/(benefit) for unfunded commitments	4	9	4	5	(3)
Provision/(benefit) for loan losses:
Commercial loans	329	133	111	197	241
Residential loans	(59)	(67)	126	243	1,062
Consumer loans	170	90	101	108	95
Total provision for loan losses	440	156	338	548	1,398
Charge-offs:
Commercial loans	(287)	(117)	(128)	(219)	(457)
Residential loans	(136)	(218)	(344)	(531)	(1,316)
Consumer loans	(168)	(135)	(135)	(119)	(134)
Total charge-offs	(591)	(470)	(607)	(869)	(1,907)
Recoveries:
Commercial loans	35	45	57	66	154
Residential loans	30	42	65	87	31
Consumer loans	43	42	40	38	41
Total recoveries	108	129	162	191	226
Net charge-offs	(483)	(341)	(445)	(678)	(1,681)
Balance - end of period	$1,776	$1,815	$1,991	$2,094	$2,219
Components:
ALLL	$1,709	$1,752	$1,937	$2,044	$2,174
Unfunded commitments reserve [1]	67	63	54	50	45
Allowance for credit losses	$1,776	$1,815	$1,991	$2,094	$2,219
Average LHFI	$141,118	$133,558	$130,874	$122,657	$122,893
Period-end LHFI outstanding	143,298	136,442	133,112	127,877	121,470
Ratios:
ALLL to period-end LHFI [2]	1.19%	1.29%	1.46%	1.60%	1.80%
ALLL to NPLs [3]	2.03x	2.62x	3.07x	2.12x	1.42x
ALLL to net charge-offs	3.54x	5.14x	4.35x	3.01x	1.29x
Net charge-offs to average LHFI	0.34%	0.26%	0.34%	0.55%	1.37%
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.
2 $222 million, $257 million, $272 million, $302 million, and $379 million of LHFI measured at fair value at December 31, 2016, 2015, 2014, 2013, and 2012, respectively, were excluded from period-end LHFI in the calculation, as no allowance is recorded for loans measured at fair value. We believe that this presentation more appropriately reflects the relationship between the ALLL and loans that attract an allowance.
3 $3 million, $3 million, $3 million, $7 million, and $19 million of NPLs measured at fair value at December 31, 2016, 2015, 2014, 2013, and 2012, respectively, were excluded from NPLs in the calculation, as no allowance is recorded for NPLs measured at fair value. We believe that this presentation more appropriately reflects the relationship between the ALLL and NPLs that attract an allowance.

Provision for Credit Losses
The total provision for credit losses includes the provision/(benefit) for loan losses and the provision/(benefit) for unfunded commitments. The provision for loan losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. For 2016, the total provision for loan losses increased $284 million compared to 2015, driven primarily by higher energy-related charge-offs, loan growth, and moderating asset quality improvements, partially offset by lower charge-offs on residential loans.
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

Allowance for Loan and Lease Losses

ALLL by Loan Segment					Table 10
	At December 31
(Dollars in millions)	2016	2015	2014	2013	2012
ALLL:
Commercial loans	$1,124	$1,047	$986	$946	$902
Residential loans	369	534	777	930	1,131
Consumer loans	216	171	174	168	141
Total	$1,709	$1,752	$1,937	$2,044	$2,174
Segment ALLL as a % of total ALLL:
Commercial loans	66%	60%	51%	46%	41%
Residential loans	21	30	40	46	52
Consumer loans	13	10	9	8	7
Total	100%	100%	100%	100%	100%
Segment LHFI as a % of total LHFI:
Commercial loans	55%	55%	55%	50%	48%
Residential loans	27	29	29	34	36
Consumer loans	18	16	16	16	16
Total	100%	100%	100%	100%	100%

The ALLL decreased $43 million, or 2%, from December 31, 2015, to $1.7 billion at December 31, 2016. The decrease reflects continued improvements in the asset quality of the residential loan portfolio. The ALLL to period-end LHFI ratio (excluding loans measured at fair value) decreased 10 basis points from December 31, 2015, to 1.19% at December 31, 2016. The ratio of the ALLL to total NPLs decreased to 2.03x at December 31, 2016, compared to 2.62x at December 31, 2015, reflecting the first quarter of 2016 migration of energy loans to nonperforming status, higher residential NPLs associated with changes to our home equity line risk mitigation program, and a decrease in the ALLL.

NONPERFORMING ASSETS

Table 11 presents our NPAs at December 31:

					Table 11
(Dollars in millions)	2016	2015	2014	2013	2012
Nonaccrual/NPLs:
Commercial loans:
C&I	$390	$308	$151	$196	$194
CRE	7	11	21	39	66
Commercial construction	17	—	1	12	34
Total commercial NPLs	414	319	173	247	294
Residential loans:
Residential mortgages - nonguaranteed	177	183	254	441	775
Residential home equity products	235	145	174	210	341
Residential construction	12	16	27	61	112
Total residential NPLs	424	344	455	712	1,228
Consumer loans:
Other direct	6	6	6	5	6
Indirect	1	3	—	7	19
Total consumer NPLs	7	9	6	12	25
Total nonaccrual/NPLs [1]	$845	$672	$634	$971	$1,547
OREO [2]	60	56	$99	$170	$264
Other repossessed assets	14	7	9	7	9
Nonperforming LHFS	—	—	38	17	37
Total NPAs	$919	$735	$780	$1,165	$1,857
Accruing LHFI past due 90 days or more	$1,288	$981	$1,057	$1,228	$782
Accruing LHFS past due 90 days or more	1	—	1	—	1
TDRs:
Accruing restructured loans	$2,535	$2,603	$2,592	$2,749	$2,501
Nonaccruing restructured loans [1]	306	176	273	391	639
Ratios:
NPLs to period-end LHFI	0.59%	0.49%	0.48%	0.76%	1.27%
NPAs to period-end LHFI, OREO, other repossessed assets, and nonperforming LHFS	0.64	0.54	0.59	0.91	1.52
1 Nonaccruing restructured loans are included in total nonaccrual/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets in the Consolidated Balance Sheets until the property is conveyed and the funds are received. The receivable related to proceeds due from the FHA or the VA totaled $50 million, $52 million, $57 million, $88 million, and $140 million at December 31, 2016, 2015, 2014, 2013, and 2012, respectively.

NPAs increased $184 million, or 25%, during 2016, and our ratio of NPLs to period-end LHFI was 0.59% at December 31, 2016, up 10 basis points from December 31, 2015. The increases were driven primarily by a deterioration of certain energy-related loans as well as higher residential home equity NPLs resulting from changes to our home equity line risk mitigation program implemented during the first quarter of 2016.
Problem loans or loans with potential weaknesses, such as nonaccrual loans, loans over 90 days past due and still accruing, and TDR loans, are disclosed in the NPA table above. Loans with known potential credit problems that may not otherwise be disclosed in this table include accruing criticized commercial loans, which are disclosed along with additional credit quality information in Note 6, “Loans,” to the Consolidated Financial Statements in this Form 10-K. At December 31, 2016 and

December 31, 2015, there were no known significant potential problem loans that are not otherwise disclosed.
Nonperforming Loans
NPLs at December 31, 2016 totaled $845 million, an increase of $173 million, or 26%, from December 31, 2015. Commercial NPLs increased $95 million, or 30%, driven by an $82 million increase in C&I NPLs due largely to downgrades of certain energy-related loans. While certain of these loans may be current with respect to their contractual debt service agreements, the decline in oil prices over the last two years, combined with facts and circumstances associated with these specific loan arrangements, raised uncertainty regarding the full collectability of principal or interest. See the "Critical Accounting Policies" section of this Form 10-K for additional information regarding our policy on loans classified as nonaccrual. See the "Loans" section of this MD&A for additional information regarding our energy-related loan exposure. Commercial construction NPLs increased $17 million from December 31, 2015, driven by the downgrade of one borrower.
Residential NPLs increased $80 million, or 23%, from December 31, 2015, due primarily to an increase in residential home equity NPLs resulting from changes to our home equity line risk mitigation program implemented during the first quarter of 2016. At December 31, 2016, the majority of home equity NPLs modified in 2016 were current with respect to payments and are expected to return to accruing status after the borrowers have demonstrated six months of consistent payment history.
Interest income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis. Interest income on commercial nonaccrual loans is not generally recognized until after the principal amount has been reduced to zero. We recognized $21 million and $22 million of interest income related to nonaccrual loans during 2016 and 2015, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $48 million and $28 million would have been recognized in 2016 and 2015, respectively.

Other Nonperforming Assets
OREO increased $4 million, or 7%, during 2016 to $60 million at December 31, 2016. Sales of OREO resulted in proceeds of $59 million and $120 million during 2016 and 2015, respectively, contributing to net gains of $11 million and $23 million, respectively, inclusive of valuation reserves.
Most of our OREO properties are located in Florida, Georgia, Maryland, and Virginia. Residential and commercial real estate properties comprised 84% and 12%, respectively, of the $60 million in total OREO at December 31, 2016, with the remainder related to land. Upon foreclosure, the values of these properties were reevaluated and, if necessary, written down to their then-current estimated fair value less estimated costs to sell. Any further decreases in property values could result in additional losses as they are periodically revalued. See the "Non-recurring Fair Value Measurements" section within Note 18, "Fair Value Election and Measurement," to the Consolidated Financial Statements in this Form 10-K for additional information.
Gains and losses on the sale of OREO are recorded in other noninterest expense in the Consolidated Statements of Income. Sales of OREO and the related gains or losses are highly dependent on our disposition strategy and buyer opportunities. We are actively managing and disposing of these foreclosed assets to minimize future losses.
Accruing loans past due 90 days or more included LHFI and LHFS, and totaled $1.3 billion and $981 million at December 31, 2016 and 2015, respectively. Of these, 97% and 96% were government-guaranteed at December 31, 2016 and 2015, respectively. Accruing LHFI past due 90 days or more increased $307 million, or 31%, during 2016, driven primarily by a $366 million increase in government-guaranteed student loans, offset partially by a $51 million decrease in government-guaranteed residential mortgages.
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
Nonaccruing loans that are modified and demonstrate a sustainable history of repayment performance in accordance with their modified terms, typically six months, are usually reclassified to accruing TDR status. Generally, once a residential loan becomes a TDR, we expect that the loan will continue to be reported as a TDR for its remaining life, even after returning to accruing status (unless the modified rates and terms at the time of modification were available in the market at the time of the modification, or if the loan is subsequently remodified at market rates). Some restructurings may not ultimately result in the complete collection of principal and interest (as modified by the terms of the restructuring), culminating in default, which could result in additional incremental losses. These potential incremental losses are factored into our ALLL estimate. The level of re-defaults will likely be affected by future economic conditions. See Note 6, “Loans,” to the Consolidated Financial Statements in this Form 10-K for additional information.

Table 12 presents our recorded investment of residential TDRs by payment status. Guaranteed loans that have been repurchased from Ginnie Mae under an early buyout clause and subsequently modified have been excluded from the table. Such loans totaled approximately $53 million and $61 million at December 31, 2016 and 2015, respectively.

Residential TDR Data						Table 12
	December 31, 2016
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent [1]	Total	Current	Delinquent [1]	Total
Residential mortgages - nonguaranteed	$1,527	$36	$1,563	$12	$73	$85
Residential home equity products	628	23	651	108	36	144
Residential construction	110	1	111	—	4	4
Total residential TDRs	$2,265	$60	$2,325	$120	$113	$233

	December 31, 2015
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent [1]	Total	Current	Delinquent [1]	Total
Residential mortgages - nonguaranteed	$1,627	$47	$1,674	$18	$79	$97
Residential home equity products	601	25	626	16	28	44
Residential construction	125	1	126	1	6	7
Total residential TDRs	$2,353	$73	$2,426	$35	$113	$148
1 TDRs considered delinquent for purposes of this table were those at least thirty days past due.

At December 31, 2016, our total TDR portfolio was $2.8 billion and was comprised of $2.6 billion, or 90%, of residential loans (predominantly first and second lien residential mortgages and home equity lines of credit), $168 million, or 6%, of consumer loans, and $115 million, or 4%, of commercial loans. Total TDRs increased $62 million, or 2%, from December 31, 2015. Nonaccruing TDRs increased $130 million, or 74%, and accruing TDRs decreased $68 million, or 3%, from December 31, 2015. The increase in nonaccruing TDRs was driven largely by the changes to our home equity line risk mitigation program implemented during the first quarter of 2016.

Generally, interest income on restructured loans that have met sustained performance criteria and returned to accruing status is recognized according to the terms of the restructuring. Such recognized interest income was $112 million and $115 million for 2016 and 2015, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $138 million and $146 million for 2016 and 2015, respectively, would have been recognized.

SELECTED FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE
The following is a discussion of the more significant financial assets and financial liabilities that are measured at fair value on the Consolidated Balance Sheets at December 31, 2016 and 2015. For a complete discussion of our financial instruments measured at fair value and the methodologies used to estimate the fair values of our financial instruments, see Note 18, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-K.

Trading Assets and Liabilities and Derivative Instruments
Trading assets and derivative instruments decreased $52 million, or 1%, compared to December 31, 2015. This decrease was due primarily to decreases in net derivative instruments, trading loans, and federal agency securities, offset largely by increases in corporate and other debt securities, U.S. states and political subdivisions, and CP. These changes were driven by normal changes in the trading portfolio product mix as we manage our business and continue to meet our clients' needs, as well as increased MSR hedging activity related to the fluctuations in long-term interest rates. Trading liabilities and derivative instruments increased $88 million, or 7%, compared to December 31, 2015, due to an increase in U.S. Treasury securities, offset partially by decreases in net derivative instruments and agency MBS. For composition and valuation assumptions related to our trading products, as well as additional information on our derivative instruments, see Note 4, “Trading Assets and Liabilities and Derivative Instruments,” Note 17, “Derivative Financial Instruments,” and the “Trading Assets and Derivative Instruments and Securities Available for Sale” section of Note 18, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-K. Also, for a discussion of market risk associated with our trading activities, refer to the “Market Risk Management—Market Risk from Trading Activities” section of this MD&A.

Securities Available for Sale
				Table 13
	December 31, 2016
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$5,486	$5	$86	$5,405
Federal agency securities	310	5	2	313
U.S. states and political subdivisions	279	5	5	279
MBS - agency	23,642	313	293	23,662
MBS - non-agency residential	71	3	—	74
MBS - non-agency commercial	257	—	5	252
ABS	8	2	—	10
Corporate and other debt securities	34	1	—	35
Other equity securities [1]	642	1	1	642
Total securities AFS	$30,729	$335	$392	$30,672
1 At December 31, 2016, the fair value of other equity securities was comprised of the following: $132 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, $102 million of mutual fund investments, and $6 million of other.

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

	December 31, 2014
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$1,913	$9	$1	$1,921
Federal agency securities	471	15	2	484
U.S. states and political subdivisions	200	9	—	209
MBS - agency	22,573	558	83	23,048
MBS - non-agency residential	122	2	1	123
ABS	19	2	—	21
Corporate and other debt securities	38	3	—	41
Other equity securities [1]	921	2	—	923
Total securities AFS	$26,257	$600	$87	$26,770
1 At December 31, 2014, the fair value of other equity securities was comprised of the following: $376 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, $138 million of mutual fund investments, and $7 million of other.

Maturity Distribution of Debt Securities Available for Sale					Table 14
	December 31, 2016
(Dollars in millions)	Due in 1 Year or Less	Due After 1 Year through 5 Years	Due After 5 Years through 10 Years	Due After 10 Years	Total
Amortized Cost [1]:
U.S. Treasury securities	$—	$2,344	$3,142	$—	$5,486
Federal agency securities	114	87	7	102	310
U.S. states and political subdivisions	10	21	83	165	279
MBS - agency	1,889	12,667	8,847	239	23,642
MBS - non-agency residential	—	48	23	—	71
MBS - non-agency commercial	—	12	245	—	257
ABS	7	—	1	—	8
Corporate and other debt securities	15	19	—	—	34
Total debt securities	$2,035	$15,198	$12,348	$506	$30,087
Fair Value [1]:
U.S. Treasury securities	$—	$2,332	$3,073	$—	$5,405
Federal agency securities	114	91	7	101	313
U.S. states and political subdivisions	10	22	86	161	279
MBS - agency	1,989	12,788	8,645	240	23,662
MBS - non-agency residential	—	50	24	—	74
MBS - non-agency commercial	—	12	240	—	252
ABS	8	—	2	—	10
Corporate and other debt securities	16	19	—	—	35
Total debt securities	$2,137	$15,314	$12,077	$502	$30,030
Weighted average yield [2]:
U.S. Treasury securities	—%	1.58%	1.87%	—%	1.75%
Federal agency securities	5.00	3.67	2.55	2.83	3.85
U.S. states and political subdivisions	6.42	5.18	4.92	3.04	3.88
MBS - agency	2.85	2.51	2.57	3.33	2.57
MBS - non-agency residential	—	8.74	6.78	—	8.11
MBS - non-agency commercial	—	2.26	3.04	—	3.00
ABS	2.91	—	8.34	—	3.59
Corporate and other debt securities	5.74	2.64	—	—	4.06
Total debt securities	3.01%	2.40%	2.42%	3.14%	2.46%
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

The securities AFS portfolio is managed as part of our overall liquidity management and ALM process to optimize income and portfolio value over an entire interest rate cycle while mitigating the associated risks. Changes in the size and composition of the portfolio reflect our efforts to maintain a high quality, liquid portfolio, while managing our interest rate risk profile. The amortized cost of the portfolio increased $3.2 billion during the year ended December 31, 2016, primarily driven by increases in U.S. Treasury securities and agency MBS to support LCR requirements that increased effective January 1, 2017. The fair value of the securities AFS portfolio increased $2.8 billion compared to December 31, 2015, primarily due to the aforementioned additions, offset partially by a $314 million increase in net unrealized losses, most notably on agency MBS and U.S. Treasury securities, due to an increase in market interest rates. At December 31, 2016, the overall securities AFS portfolio was in a $57 million net unrealized loss position.
For the year ended December 31, 2016 and 2015, we recorded $4 million and $21 million, respectively, in net realized gains related to the sale of securities AFS, compared to a net realized loss of $15 million for the year ended December 31, 2014. There were no OTTI losses recognized in earnings for the year ended December 31, 2016, and OTTI losses recognized in earnings for the years ended December 31, 2015 and 2014 were immaterial. For additional information on our accounting policies, composition, and valuation assumptions related to the securities AFS portfolio, see Note 1, "Significant Accounting Policies," Note 5, "Securities Available for Sale," and the “Trading Assets and Derivative Instruments and Securities Available for Sale” section of Note 18, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-K.
For the year ended December 31, 2016, the average yield on the securities AFS portfolio was 2.29%, compared to 2.24% for the year ended December 31, 2015. The increase in average yield was primarily due to lower MBS premium amortization in the current year. See additional discussion related to average yields on securities AFS in the "Net Interest Income/Margin" section of this MD&A.
The securities AFS portfolio had an effective duration of 4.6 years at December 31, 2016 compared to 4.5 years at December 31, 2015. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in market interest rates, taking into consideration embedded options. An effective duration of 4.6 years suggests an expected price change of approximately 4.6% for a 100 basis point instantaneous and parallel change in market interest rates.
The credit quality and liquidity profile of the securities AFS portfolio remained strong at December 31, 2016 and consequently, we believe that we have the flexibility to respond to changes in the economic environment and take actions as opportunities arise to manage our interest rate risk profile and balance liquidity risk against investment returns. Over the longer term, the size and composition of the securities AFS portfolio will reflect balance sheet trends, our overall liquidity objectives, and interest rate risk management objectives. Accordingly, the size and composition of the securities AFS portfolio could change over time.

Federal Home Loan Bank and Federal Reserve Bank Stock
We previously acquired capital stock in the FHLB of Atlanta as a precondition for becoming a member of that institution. As a member, we are able to take advantage of competitively priced advances as a wholesale funding source and to access grants and low-cost loans for affordable housing and community development projects, among other benefits. At December 31, 2016, we held a total of $132 million of capital stock in the FHLB of Atlanta, an increase of $100 million compared to December 31, 2015. This increase was due to our purchase of FHLB of Atlanta capital stock in 2016 related to an increase in FHLB borrowings during the same period. For the years ended December 31, 2016, 2015, and 2014, we recognized dividends related to FHLB capital stock of $5 million, $11 million, and $13 million, respectively.
Similarly, to remain a member of the Federal Reserve System, we are required to hold a certain amount of capital stock, determined as either a percentage of the Bank’s capital or as a percentage of total deposit liabilities. At December 31, 2016, we held $402 million of Federal Reserve Bank of Atlanta stock, unchanged from December 31, 2015. For the year ended December 31, 2016, we recognized dividends related to Federal Reserve Bank of Atlanta stock of $8 million, compared to $24 million for both of the years ended December 31, 2015 and 2014. The decline in dividends recognized was due to legislation passed by the U.S. Congress in December 2015, which changed the dividend rate on our statutory investment in Federal Reserve Bank of Atlanta stock from 6% to the lower of 6% or the 10-year Treasury note rate (which, at December 31, 2016, was 2.45%).

DEPOSITS

Composition of Average Deposits					Table 15
	Year Ended December 31			% of Total Deposits
(Dollars in millions)	2016	2015	2014	2016	2015	2014
Noninterest-bearing deposits	$43,400	$42,102	$40,411	28%	29%	30%
Interest-bearing deposits:
NOW accounts	40,949	35,161	28,879	26	24	22
Money market accounts	53,795	50,518	44,813	35	35	33
Savings	6,285	6,165	6,076	4	4	5
Consumer time	5,852	6,443	7,539	4	4	6
Other time	3,908	3,813	4,294	2	3	3
Total consumer and commercial deposits	154,189	144,202	132,012	99	99	99
Brokered time deposits	926	888	1,584	1	1	1
Foreign deposits	123	218	146	—	—	—
Total deposits	$155,238	$145,308	$133,742	100%	100%	100%

During 2016, we experienced solid deposit growth and improved deposit mix as the proportion of lower-cost deposit account balances increased, while higher-cost consumer time deposit account balances decreased. See Table 1 and the "Net Interest Income/Margin" section in this MD&A for additional information regarding average deposit balances and related rates paid. See Note 5, "Securities Available for Sale," to the Consolidated Financial Statements in this Form 10-K for information regarding collateral pledged to secure public deposits.
Average consumer and commercial deposits increased $10.0 billion, or 7%, compared to 2015, driven by broad-based growth across all of our business segments, which reflects the Company-wide focus on, and success in, expanding and deepening client relationships. Consumer deposit growth was driven by targeted client outreach, improved execution across our branch network, the deployment of new pricing capabilities, and a daily focus on meeting our clients' deposit needs across all channels. Commercial deposit growth was driven by our continued focus on meeting client needs through the deployment of new deposit product offerings combined with the growth of our liquidity specialist team, which attracted new deposits and business relationships.

Consumer and commercial deposit growth remains one of our key areas of focus. During 2016, we continued to deepen our relationships with existing clients, grow our client base, and increase deposits, while managing the rates we pay for deposits. We maintained pricing discipline through a judicious use of competitive rates in select products and markets as we allowed higher rate time deposits to run-off, while growing balances in other deposit categories. Looking forward to 2017, we will remain highly focused on maintaining our strong momentum with regards to deposit growth while also ensuring that our approach towards deposit pricing focuses on maximizing the value proposition for our clients outside of the rate paid.

Contractual maturities of time deposits in denominations of $100,000 or more at December 31, 2016 are presented in Table 16:

				Table 16
(Dollars in millions)	Consumer and Other Time	Brokered Time	Foreign Time	Total
Remaining Contractual Maturity:
3 months or less	$555	$132	$610	$1,297
Over 3 through 6 months	433	2	—	435
Over 6 through 12 months	575	27	—	602
Over 12 months	2,370	763	—	3,133
Total	$3,933	$924	$610	$5,467
Refer to the "Contractual Obligations" section of this MD&A and Note 11, "Borrowings and Contractual Commitments," to the Consolidated Financial Statements in this Form 10-K for additional information regarding time deposit maturities.

BORROWINGS

Short-Term Borrowings
Short-term borrowings at December 31 consisted of the following:

		Table 17
(Dollars in millions)	2016	2015
Funds purchased	$2,116	$1,949
Securities sold under agreements to repurchase	1,633	1,654
Other short-term borrowings	1,015	1,024
Total short-term borrowings	$4,764	$4,627
Our total period end short-term borrowings at December 31, 2016 increased $137 million, or 3%, from December 31, 2015, driven by a $167 million increase in funds purchased, offset partially by decreases of $21 million and $9 million in securities sold under agreements to repurchase and other short-term borrowings, respectively. The decrease in other short-term borrowings was due primarily to a $99 million decline in master notes outstanding, offset largely by the addition of $81 million in other borrowings related to the Pillar acquisition. See Note 2, "Acquisitions/Dispositions," to the Consolidated Financial Statements in this Form 10-K for additional information on the Pillar acquisition.

Long-Term Debt
Long-term debt at December 31 consisted of the following:

		Table 18
(Dollars in millions)	2016	2015
Parent Company Only:
Senior, fixed rate	$3,818	$3,614
Senior, variable rate	314	331
Subordinated, fixed rate	200	200
Junior subordinated, variable rate	627	627
Total	4,959	4,772
Less: Debt issuance costs [1]	9
Total Parent Company debt	4,950	4,772

Subsidiaries [2]:
Senior, fixed rate [3]	2,539	1,620
Senior, variable rate	2,613	1,097
Subordinated, fixed rate [4]	1,651	973
Total	6,803	3,690
Less: Debt issuance costs [1]	5
Total subsidiaries debt	6,798	3,690
Total long-term debt	$11,748	$8,462
1 Related to the Company's adoption of ASU 2015-03. Debt issuance costs were immaterial in the comparative prior year period, and accordingly, were not reclassified from other assets to long-term debt. See Note 1, "Significant Accounting Policies," for additional information.
2 88% and 81% of total subsidiary debt was issued by the Bank as of December 31, 2016 and 2015, respectively.
3 Includes leases and other obligations that do not have a stated interest rate.
4 Includes $963 million and $973 million of subordinated debt measured at fair value at December 31, 2016 and 2015, respectively.

During the year ended December 31, 2016, our long-term debt increased by $3.3 billion, or 39%. This increase was due primarily to the addition of $3.8 billion of long-term FHLB advances and the issuance of $750 million of 10-year fixed rate subordinated notes, offset partially by the termination of $1.4 billion of long-term FHLB advances. Additionally, in the first quarter of 2016, we issued $1.0 billion of 5-year fixed rate senior notes and used the proceeds to redeem $1.0 billion of higher cost, fixed rate senior notes that were due in 2016. In the fourth quarter of 2016, we also issued $1.0 billion of 5-year fixed rate senior notes and used the proceeds to redeem $750 million of higher cost, fixed rate senior notes due early in 2017.
In January 2017, we issued $1.0 billion of 3-year senior notes under our Global Bank Note program. The notes pay a fixed annual coupon rate of 2.25%. Also in January 2017, we issued $300 million of 3-year floating rate senior notes under our Global Bank Note program. The notes pay a floating coupon rate of 3-month LIBOR plus 53 basis points. We may call both issuances beginning on December 31, 2019, and they will mature on January 31, 2020. Similar to our debt issuances in 2016, these issuances allowed us to add to our funding sources at favorable borrowing rates and pay down maturing Bank debt.

CAPITAL RESOURCES
Regulatory Capital
Our primary federal regulator, the Federal Reserve, measures capital adequacy within a framework that sets capital requirements relative to the risk profiles of individual banks. The framework assigns risk weights to assets and off-balance sheet risk exposures according to predefined classifications, creating a base from which to compare capital levels. We measure capital adequacy using the standardized approach to the FRB's Basel III Final Rule.
In January 2017, the FRB released a final rule that revises capital plan and stress test rules, whereby certain BHCs, such as us, will no longer be subject to the qualitative component of the annual CCAR. The final rule also modifies certain regulatory reports to collect additional information on nonbank assets and to reduce reporting burdens for large and noncomplex firms. This final rule has no impact on our minimum capital requirements.
CET1 is limited to common equity and related surplus (net of treasury stock), retained earnings, AOCI, and common equity minority interest, subject to limitations. Certain regulatory adjustments and exclusions are made to CET1, including removal of goodwill, other intangible assets, certain DTAs, the impact on capital arising from mark-to-market adjustments related to our credit spreads, which, beginning in 2016 is included in AOCI, and certain defined benefit pension fund net assets. Further, banks employing the standardized approach to Basel III were granted a one-time permanent election to exclude AOCI from the calculation of regulatory capital. We elected to exclude AOCI from the calculation of our CET1.
Tier 1 capital includes CET1, qualified preferred equity instruments, qualifying minority interest not included in CET1, subject to limitations, and certain other regulatory deductions. Tier 1 capital included a portion of trust preferred securities in 2015; however, those instruments were completely phased-out of Tier 1 capital effective January 1, 2016 and were classified as Tier 2 capital in 2016. As a result, the $627 million in principal amount of Parent Company trust preferred securities outstanding that received partial Tier 1 capital treatment in 2015 were treated as Tier 2 capital in 2016 using the methodology specified in Basel III.
Total capital consists of Tier 1 capital and Tier 2 capital, which includes qualifying portions of subordinated debt, trust preferred securities and minority interest not included in Tier 1 capital, ALLL up to a maximum of 1.25% of RWA, and a limited percentage of unrealized gains on equity securities.
To be considered "adequately capitalized," we are subject to minimum CET1, Tier 1 capital, and Total capital ratios of 4.5%, 6%, and 8%, respectively, plus, beginning in 2016, a CCB amount of 0.625% is required to be maintained above the minimum capital ratios. The CCB will continue to increase each year through January 1, 2019, when the CCB amount will be fully phased-in at 2.5% above the minimum capital ratios. The CCB places restrictions on the amount of retained earnings that may be used for capital distributions or discretionary bonus payments as risk-based capital ratios approach their respective “adequately capitalized” minimum capital ratios plus the CCB. To be considered “well-capitalized,” Tier 1 and Total capital ratios of 6% and 10%, respectively, are required.
We are also subject to a Tier 1 leverage ratio requirement, which measures Tier 1 capital against average total assets less certain deductions, as calculated in accordance with regulatory guidelines. The minimum leverage ratio threshold is 4% and is not subject to the CCB.
A transition period applies to certain capital elements and risk weighted assets, where phase-in percentages are applicable in the calculations of capital and RWA. One of the more significant transitions required by the Basel III Final Rule relates to the risk weighting applied to MSRs, which will impact the CET1 ratio during the transition period when compared to the CET1 ratio that is calculated on a fully phased-in basis. Specifically, the fully phased-in risk weight of MSRs is 250%, while the risk weight to be applied during the transition period is 100%. The transition period is applicable from January 1, 2015 through December 31, 2017. Table 19 presents transitional Basel III regulatory capital metrics at December 31, 2016 and 2015, and Basel I regulatory capital metrics at December 31, 2014.

Regulatory Capital Metrics [1]			Table 19
	Under Basel III		Under Basel I
(Dollars in millions)	December 31, 2016	December 31, 2015	December 31, 2014
Regulatory capital:
CET1	$16,953	$16,421	N/A
Tier 1 common equity	N/A	N/A	$15,694
Tier 1 capital	$18,186	$17,804	17,554
Total capital	21,685	20,668	20,338
Assets:
RWA	$176,825	$164,851	$162,516
Average total assets for leverage ratio	197,272	183,763	182,186
Risk-based ratios:
CET1	9.59%	9.96%	N/A
CET1 - fully phased-in [2]	9.43	9.80	N/A
Tier 1 common equity	N/A	N/A	9.60%
Tier 1 capital	10.28%	10.80%	10.80
Total capital	12.26	12.54	12.51
Leverage	9.22	9.69	9.64
Total shareholders’ equity to assets	11.53	12.28	12.09
1 Basel III Final Rules became effective for us on January 1, 2015; thus, CET1 is not applicable ("N/A") under the previous Basel I capital rules to which we were subject at December 31, 2014. Tier 1 common equity under Basel I represents the portion of Tier 1 capital that is attributable to common shareholders. We calculated these measures based on the methodology specified by our primary regulator, which may differ from the calculations used by other financial services companies that present similar metrics.
2 The CET1 ratio on a fully phased-in basis at December 31, 2016 is estimated. See Table 30, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for a reconciliation of our transitional CET1 ratio to our fully phased-in, estimated CET1 ratio.
Our capital ratios declined compared to December 31, 2015, as growth in retained earnings was more than offset by the impacts of growth in RWA due to increased on- and off-balance sheet exposures. Further, as mentioned above, the phase-out of the trust preferred securities from Tier 1 capital to Tier 2 capital resulted in an additional decline in the Tier 1 capital and Leverage ratios. At December 31, 2016, our capital ratios were well above current regulatory requirements.
Our estimate of the fully phased-in CET1 ratio of 9.43% at December 31, 2016 considers a 250% risk-weighting for MSRs, which is the primary driver for the difference in the CET1 ratio at December 31, 2016 compared to December 31, 2015. Our estimated fully phased-in ratio is in excess of the 4.5% minimum CET1 ratio, and is also in excess of the 7.0% limit that includes the minimum level of 4.5% plus the 2.5% fully phased-in CCB. See Table 30, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for a reconciliation of our fully phased-in CET1 ratio. Also see Note 13, "Capital," to the Consolidated Financial Statements in this Form 10-K for additional information regarding our regulatory capital adequacy requirements and metrics.

Capital Actions
We declared and paid common dividends of $498 million, or $1.00 per common share, during the year ended December 31, 2016, compared to $475 million, or $0.92 per common share, during the year ended December 31, 2015 and $371 million, or $0.70 per common share, during the year ended December 31, 2014. Additionally, we paid dividends on our preferred stock of $66 million, $64 million, and $42 million during the years ended December 31, 2016, 2015, and 2014, respectively.
Various regulations administered by federal and state bank regulatory authorities restrict the Bank's ability to distribute its retained earnings. At December 31, 2016, 2015, and 2014, the Bank's capacity to pay cash dividends to the Parent Company under these regulations totaled approximately $2.5 billion, $2.7 billion, and $2.9 billion, respectively.
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
In the second quarter of 2016, we announced capital plans in response to the Federal Reserve's review of and non-objection to our capital plan submitted in conjunction with the 2016 CCAR. Our 2016 capital plan included increases in our share repurchase program and quarterly common stock dividend, while maintaining the current level of preferred stock dividends. Specifically, the 2016 capital plan authorized the repurchase of up to $960 million of our outstanding common stock between the third quarter of 2016 and the second quarter of 2017, as well as an 8% increase in our quarterly common stock dividend from $0.24 per share to $0.26 per share, beginning in the third quarter of 2016. During the second half of 2016, we repurchased $480 million of our outstanding common stock at market value as part of this 2016 capital plan. In the first quarter of 2017, we intend to repurchase approximately $414 million of our outstanding common stock at market value, which includes $240 million as originally contemplated under our 2016 capital plan. In addition, the Federal Reserve did not object to our request to repurchase an incremental $174 million of common stock under the 1% of Tier 1 capital de minimis exception allowed under the applicable 2016 Capital Plan Rule. We also expect to repurchase an additional $240 million of outstanding common stock during the second quarter of 2017, which would complete our repurchase of authorized shares as approved by the Board in conjunction with the 2016 capital plan. We currently plan to submit our 2017 capital plan for review by the Federal Reserve in conjunction with the 2017 CCAR in April 2017.
See Item 5 of this Form 10-K for additional information regarding our share repurchase activity, and Note 13, "Capital," to the Consolidated Financial Statements in this Form 10-K for additional information regarding our capital actions.

CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are described in detail in Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements in this Form 10-K and are integral to understanding our financial performance. We have identified certain accounting policies as being critical because (1) they require judgment about matters that are highly uncertain and (2) different estimates that could be reasonably applied would result in materially different assessments with respect to the recognition and measurement of certain assets, liabilities, commitments, and contingencies, with corresponding impacts on earnings. Our accounting and reporting policies are in accordance with U.S. GAAP, and they conform to general practices within the financial services industry. We have established detailed policies and control procedures that are intended to ensure that these critical accounting estimates are well controlled and applied consistently from period to period, and that the process for changing methodologies occurs in an appropriate manner. The following is a description of our current critical accounting policies.

Contingencies
We face uncertainty with respect to the outcomes of various contingencies, including the allowance for credit losses and legal and regulatory matters.
Allowance for Credit Losses
The allowance for credit losses is composed of the ALLL and the reserve for unfunded commitments. The ALLL represents our estimate of probable losses inherent in the LHFI portfolio based on current economic conditions. The ALLL is increased by the provision for loan losses and reduced by loans charged-off, net of recoveries. The ALLL is determined based on our review of certain loans that are individually evaluated for impairment and pools of loans with similar risk characteristics that are evaluated on a collective basis. Our loss estimate includes an assessment of internal and external influences on credit quality that may not be fully reflected in the historical loss, risk-rating, or other indicative data.
Large commercial nonaccrual loans and certain commercial, consumer, and residential loans whose terms have been modified in a TDR, are reviewed to determine the amount of specific allowance required in accordance with applicable accounting guidance. For this purpose, we consider the most probable source of repayment, including the present value of the loan's expected future cash flows, the fair value of the underlying collateral less costs of disposition, or the loan's estimated market value. We use assumptions and methodologies that are relevant to assess the extent of impairment in the portfolio and employ judgment in assigning or estimating internal risk ratings, market and collateral values, discount rates, and loss rates.

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
Estimated collateral values are based on appraisals, broker price opinions, automated valuation models, other collateral-specific information, and/or relevant market information, supplemented when applicable with valuations performed by internal valuation professionals. Their values reflect an orderly disposition, inclusive of marketing costs. In limited instances, we adjust externally provided appraisals for justifiable and well supported reasons, such as an appraiser not being aware of certain collateral-specific factors or recent sales information. Appraisals generally represent the “as is” value of the collateral but may be adjusted based on the intended disposition strategy.
Our determination of the ALLL for commercial loans is sensitive to the assigned internal risk ratings and inherent expected loss rates. A downgrade of one level in the PD risk ratings for all commercial loans and leases would have increased the ALLL by approximately $521 million at December 31, 2016. If the estimated loss severity rates for the entire commercial loan portfolio were increased by 10%, the ALLL for the commercial portfolio would increase by approximately $108 million at December 31, 2016.
The allowance for residential and consumer loans is also sensitive to changes in estimated loss severity rates. If the estimated loss severity rates for these loans increased by 10%, the total ALLL for the residential and consumer portfolios would increase by approximately $37 million at December 31, 2016. These sensitivity analyses are intended to provide insights into the impact of adverse changes in risk rating and estimated loss severity rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed, management believes the risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, could reach different conclusions that could be material to our financial statements.
In addition to the ALLL, we estimate probable losses related to unfunded lending commitments, such as letters of credit and binding unfunded loan commitments. Unfunded lending commitments are analyzed and segregated by risk using our internal risk rating scale. These risk classifications, in combination with probability of commitment usage, and any other pertinent information, are utilized in estimating the reserve for unfunded lending commitments.
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

Estimates of Fair Value
The objective of a fair value measurement is to use market-based inputs or assumptions, when available, to estimate the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When observable market prices from transactions for identical assets or liabilities are not available, we evaluate pricing for similar assets or liabilities. If observable market prices for such assets or liabilities are unavailable or impracticable to obtain, we employ other techniques for estimating fair value (for example, obtaining third party price quotes or using modeling techniques such as discounted cash flows). The resulting valuation may include significant judgments, particularly when the market for an asset or liability is not active.
Fair value measurements for assets and liabilities that include significant inputs that are not observable in the market are classified as level 3 measurements in the fair value hierarchy. We have instituted various processes and controls surrounding these measurements to ensure appropriate methodologies are utilized. We continue to maintain a cross-functional approach when estimating the fair value of these difficult to value financial instruments. This includes input from not only the related line of business, but also from risk management and finance, to ultimately arrive at an appropriate estimate of the instrument's fair value. This process often involves the gathering of multiple sources of information, including broker quotes, values provided by pricing services, trading activity in other similar instruments, market indices, and pricing matrices.
Modeling techniques incorporate our assessments regarding assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risks inherent in a particular valuation technique. These assessments are subjective; the use of different assumptions could result in material changes to these fair value measurements. We employed significant unobservable inputs when estimating the fair value of certain trading assets, securities AFS, portfolio loans accounted for at fair value, IRLCs, LHFS, residential MSRs, and certain derivatives.
We record all single-family residential MSRs at fair value on a recurring basis. The fair value of residential MSRs is based on discounted cash flow analyses and can vary significantly quarter to quarter as market conditions and projected interest rates change. We provide disclosure of the key economic assumptions used to measure residential MSRs, including a sensitivity analysis to adverse changes to these assumptions, in Note 9, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements in this Form 10-K. This sensitivity analysis does not take into account hedging activities discussed in the “Other Market Risk” section of this MD&A.

Overall, the financial impact of the level 3 financial instruments did not have a material impact on our liquidity or capital. Table 20 discloses assets and liabilities measured at fair value on a recurring basis that are classified as level 3 measurements.

Level 3 Assets and Liabilities		Table 20
	December 31
(Dollars in millions)	2016	2015
Assets:
Trading assets and derivative instruments [1]	$28	$110
Securities AFS	633	556
LHFS	12	5
LHFI	222	257
MSRs	1,572	1,307
Total level 3 assets	$2,467	$2,235
Total assets	$204,875	$190,817
Total assets measured at fair value on a recurring basis	42,073	37,002
Level 3 assets as a % of total assets	1.2%	1.2%
Level 3 assets as a % of total assets measured at fair value on a recurring basis	5.9%	6.0%
Liabilities:
Trading liabilities and derivative instruments	$22	$6
Other liabilities	—	23
Total level 3 liabilities	$22	$29
Total liabilities	$181,257	$167,380
Total liabilities measured at fair value on a recurring basis	2,392	2,259
Level 3 liabilities as a % of total liabilities	—%	—%
Level 3 liabilities as a % of total liabilities measured at fair value on a recurring basis	0.9%	1.3%
[1] Includes IRLCs.

Level 3 trading assets and derivative instruments decreased by $82 million during the year ended December 31, 2016, due primarily to the reduction of corporate and other debt securities that are not actively traded in the market. Level 3 securities AFS increased by $77 million during the year ended December 31, 2016, due primarily to the purchase of FHLB of Atlanta stock, offset partially by continued paydowns and sales on securities AFS. During the year ended December 31, 2016, we recognized $197 million in net gains through earnings related to trading and derivative assets and liabilities classified as level 3, due to $198 million in net IRLC related gains. See Note 18, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-K for a detailed discussion regarding level 2 and 3 financial instruments and valuation methodologies for each class of financial instruments.

Goodwill
At December 31, 2016, our reporting units with goodwill balances were Consumer Banking/ Private Wealth Management and Wholesale Banking. See Note 20, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-K for further discussion of our reportable segments. We conduct a goodwill impairment test at the reporting unit level at least annually as of October 1, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Based on our annual goodwill impairment test at October 1, 2016, October 1, 2015, and September 30, 2014, we determined that each of our reporting units' fair values were in excess of their respective carrying values; therefore, no goodwill impairment was recognized. We also performed an interim goodwill analysis for the Wholesale Banking segment as of December 31, 2014, noting no goodwill impairment. Our analysis as of October 1, 2016 indicates that Wholesale Banking’s fair value in excess of its carrying value increased relative to October 1, 2015.
In the analysis as of October 1, 2016, the carrying value of equity of the reporting units, as well as Corporate Other, was determined by allocating our total equity to each reporting unit based on RWA using our actual Tier 1 capital ratio as of the measurement date. Tier 1 capital was utilized as it most closely aligns with equity as reported under U.S. GAAP. Appropriate adjustments were made to each reporting unit’s allocation using Tier 1 capital to conform with U.S. GAAP equity, namely for equity tied to goodwill and other intangible assets. Prior to 2015, the reporting units’ carrying values were based on an equal weighting of regulatory capital and tangible equity relative to tangible assets. We moved to an approach based solely on regulatory capital as we view that approach to be a more objective measurement of the equity that a market participant would require to operate the reporting units.
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
The estimated fair values of the reporting units are highly sensitive to changes in these estimates and assumptions; therefore, in some instances, changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. We perform sensitivity analyses around these assumptions in order to assess the reasonableness of the assumptions, and the resulting estimated fair values. Ultimately, potential future changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. Additionally, the carrying value of a reporting unit's equity could change based on market conditions, asset growth, preferred stock issuances, or the risk profile of those reporting units, which could impact whether or not the fair value of a reporting unit is less than carrying value.
Income Taxes
We are subject to income tax laws of the U.S., its states and municipalities where we conduct business. We estimate income tax expense based on amounts expected to be owed to these various tax jurisdictions. The estimated income tax expense or benefit is reported in the Consolidated Statements of Income.
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
Deferred income tax assets represent amounts available to reduce income taxes payable in future years. Such assets arise due to temporary differences between the financial reporting and the tax bases of assets and liabilities, as well as from NOL and tax credit carryforwards. We regularly evaluate the realizability of DTAs. A valuation allowance is recognized for a DTA if, based on the weight of available evidence, it is more-likely-than-not that some portion or all of the DTA will not be realized. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state carryforwards and certain other state DTAs. Since we expect to realize our remaining federal and state DTAs, no valuation allowance is deemed necessary against these DTAs at December 31, 2016. For additional information, refer to Note 14, “Income Taxes,” to the Consolidated Financial Statements in this Form 10-K.

Employee Benefit Plans
We maintain various pension and other postretirement benefit plans for employees who meet certain requirements. Continued changes in the size and characteristics of the workforce or changes in the plan's design could result in a partial settlement of the pension plan. If lump sum payments were to exceed the total of interest cost and service cost for the year, settlement accounting would require immediate recognition through earnings of any net actuarial gain or loss recorded in AOCI based on the fair value of plan assets and plan obligations prior to settlement, and recognition of any related settlement costs.
On December 31, 2015, we refined the calculation of the service and interest cost components of net periodic benefit expense for pension and other postretirement benefit plans. Previously, we estimated service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Under the refined method, we utilized a full yield curve approach to estimate these components by applying specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. This change was made to more closely match the projected benefit cash flows and the corresponding yield curve spot rates, and to provide a more precise measurement of service and interest costs. This change had no impact on the measurement of our total benefit obligations recorded at December 31, 2015 or any other prior period. We accounted for this service and interest cost methodology refinement as a change in estimate that is inseparable from a change in accounting principle, and accordingly, recognized its effect prospectively beginning in 2016, which increased the total 2016 net periodic pension benefit by $19 million. The change in estimate favorably impacted both basic and diluted EPS by $0.04 per share for the year ended December 31, 2016. For additional information on our pension and other postretirement benefit plans see Note 15, “Employee Benefit Plans,” to the Consolidated Financial Statements in this Form 10-K.
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
The Board is responsible for oversight of enterprise risk governance. The BRC assists the Board in executing this responsibility. Administration of the framework and governance process is the responsibility of the CRO, who executes this responsibility through the ER organization. The CRO reports to the CEO, and provides overall vision, direction, and leadership regarding our enterprise risk management framework and risk management culture. Additionally, the CRO provides regular risk assessments to Executive Management, the BRC, other Board committees, and the full Board, as appropriate, and provides other information to Executive Management and the Board, as requested.
Our enterprise risk governance structure and processes are founded upon a risk management roles and responsibilities framework, which is critical to ensuring that risk in all activities is properly identified, assessed, and managed. The risk management roles and responsibilities framework delineates accountabilities for Risk Takers/Owners; Risk Managers/Administrators; Risk Oversight; and Risk Assurance. It establishes the need for effective teamwork and communication, combined with individual accountability within defined roles. The enterprise risk governance framework and risk management roles and responsibilities framework are foundational to our risk management culture and awareness, which are based upon strong risk leadership; risk ownership and accountability; comprehensive risk governance structure and strategy; a well-articulated risk appetite and associated limits; robust interaction and communication; effective challenge at all levels of the organization; talent management, supported by appropriate training; incorporation of risk considerations in performance, compensation, and consequence management; and sound technology and reporting.

•
Risk Takers/Owners and Risk Managers/Administrators: Risk taking and risk administration activities are largely performed in the Business Segments, as well as within Functional Units executing select activities. Business Segments/Functions own and are accountable for the development and execution of business strategies that are aligned with the risk appetite, measures, and limits established by the Board, as well as the associated processes and controls. They are also responsible for accurate and timely identification, management, and reporting/escalation of existing and emerging risks.

•
Risk Oversight: Oversight activities are performed by ER, together with Risk Program Owners across the enterprise and certain teammates within other Functions; these groups are responsible for independent governance and oversight of risk taking and risk mitigation activities relative to specific risks. Risk Program Owners represent areas of subject matter expertise relative to certain risks, including, but not limited to: Technology Risk, which among other things, encompasses information and cyber-security, Finance Risk Management, Human Resources, Third-Party Risk Management, Model Risk Management, Anti-Money Laundering/Bank Secrecy Act, FRB Regulation W Oversight, and Enterprise Data Oversight. Risk Oversight is responsible for developing appropriate risk management frameworks/programs that facilitate identification, reporting, assessment, control, mitigation, and communication of risk. It also monitors the Business Segments' and Corporate Functions' execution of these responsibilities. Risk Oversight frameworks/programs conform to applicable laws, rules, regulations, regulatory guidance, decrees and orders, and stated corporate business and risk objectives, including risk appetite, measures, and limits.

•
Risk Assurance: Assurance activities are performed by SunTrust Audit Services and Credit Review, which independently test, verify, and evaluate management controls and provide risk-based advice and counsel to management to help develop and maintain a risk management culture that supports safety, soundness, and business objectives.

Enterprise Risk oversight is supported by a number of risk-focused senior management committees. These “enterprise governance committees” are responsible for ensuring effective risk measurement and management within their respective areas of authority, and include the ERC, ALCO, CC, and PMC.

•	ERC is chaired by the CRO and supports the CRO in measuring and managing our aggregate risk profile.

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
The CRO and, by extension, ER, establishes sound subsidiary risk frameworks, committee frameworks, policies, and processes that focus on identifying, measuring, analyzing, managing, and reporting the risks that we face. At its core, ER's objective is to deliver sophisticated risk management capabilities throughout the organization that:

•	Align risk taking with the risk appetite targets established by the Board

•	Identify, measure, analyze, manage, and report risk at the transaction, portfolio, and enterprise levels

•	Support client facing businesses as they seek to balance risk taking with business and safety and soundness objectives

•	Optimize decision making

•	Promote sound processes and regulatory compliance

•	Maximize shareholder value

•
Support our purpose of Lighting the Way to Financial Well-Being, support our performance promise of Leading the Movement for Financial Well-Being, and conform to our guiding principles of Client First, One Team, Executional Excellence, and Profitable Growth

To achieve this objective, ER continually refines our risk governance structures, frameworks and management limits, policies, processes, and procedures to reflect changes in our operating environment and/or corporate goals and strategies. In terms of underwriting, ER Credit Risk seeks to mitigate risk through analysis of such things as a borrower's credit history; pertinent financial information, e.g., financial statements and tax returns, cash flow, and liquidity; and collateral value. Additionally, our loan products and underwriting elements are continuously reviewed and refined. Examples include client eligibility requirements, documentation requirements, loan types, collateral types, LTV ratios, and minimum credit scores. Prior reviews have resulted in changes such as enhanced documentation standards, maximum LTV ratios and production channels, which contributed to material reductions in higher-risk exposures, such as higher-risk mortgage, home equity, and commercial construction loans, as well as a decline in early stage delinquencies and NPLs.
In practice, ER measures and oversees business execution and risk management along a number of primary risk dimensions: credit, market, liquidity, operational, and compliance. Other risks, such as legal, strategic, and reputational risk, which can arise from any corporate activity, are also monitored by ER and other Risk Program Owners. Subject matter experts directly supporting the CRO in the management/oversight of these risks include, but are not limited to the:

•	Chief Credit Officer

•	Chief Market and Liquidity Risk Officer

•	EORO, who is also responsible for oversight of Risk Programs

•	Chief Regulatory and Compliance Officer

•	Wholesale Segment Chief Risk Officer

•	Consumer and Private Wealth Management Segment Chief Risk Officer

•	Residential Mortgage Segment Chief Risk Officer

•	Enterprise Risk Services Officer

•	Enterprise Model Risk Management Officer
Credit Review, an assurance function, reports directly to the BRC and administratively to the CRO.
Credit Risk Management
Credit risk refers to the potential for economic loss arising from the failure of clients to meet their contractual agreements on all credit instruments, including on-balance sheet exposures from loans, leases, and investment securities, as well as contingent exposures including unfunded commitments, letters of credit, credit derivatives, and counterparty risk under derivative products. As credit risk is an essential component of many of the products and services we provide to our clients, the ability to accurately measure and manage credit risk is integral to maintaining the long-run profitability and capital adequacy of our business. We commit to maintain and enhance a comprehensive credit system to meet business requirements and comply with evolving regulatory standards.
ER establishes and oversees adherence to the credit risk management governance frameworks and policies, independently measures, analyzes, and reports on portfolio and risk trends, and actively participates in the formulation of our credit strategies. Credit risk officers and supporting teammates within our lines of business are direct participants in the origination, underwriting, and ongoing management of credit. They work to promote an appropriate balance between our risk management and business objectives through adherence to established policies, procedures, and standards. Credit Review, one of our independent assurance functions, regularly assesses and reports on business unit and enterprise asset quality, and the integrity of our credit processes. Additionally, total borrower exposure limits and concentration risk are established and monitored. Credit risk may be mitigated through purchase of credit loss protection via third party insurance and/or use of credit derivatives such as CDS.
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
To control cyber-security risk, we maintain an active information security program that conforms to FFIEC guidance. This information security program is aligned with our operational risks and is overseen by executive management, the Board, and our independent audit function. It continually monitors and evaluates threats, events, and the performance of its business operations and continually adapts and modifies its risk reduction activities accordingly. We also have a cyber liability insurance policy that provides us with coverage against certain losses, expenses, and damages associated with cyber risk.
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
We believe that effective management of operational risk, defined as the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events, plays a major role in both the level and the stability of our profitability. Our Enterprise Operational Risk Management ("EORM") function oversees an enterprise-wide framework intended to identify, assess, control, monitor, and report on operational risks. These processes support our goals to minimize future operational losses and strengthen our performance by maintaining sufficient capital to absorb operational losses that are incurred.
Operational Risk Management is overseen by our EORO, who reports directly to the CRO. The operational risk governance structure includes an operational risk manager and support staff within each business segment and corporate function. These risk managers are responsible for oversight of risk management within their areas in compliance with ER's policies and procedures.

Market Risk Management
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices, and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and MVE to changes in interest rates, is our primary market risk and mainly arises from the composition of our balance sheet. Variable rate loans, prior to any hedging related actions, were approximately 60% of total loans at December 31, 2016, and after giving consideration to hedging related actions, were approximately 47% of total loans. Approximately 3% of our variable rate loans at December 31, 2016 had coupon rates that were equal to a contractually specified interest rate floor. In addition to interest rate risk, we are also exposed to market risk in our trading instruments measured at fair value. Our ALCO meets regularly and is responsible for reviewing the asset/liability management and liquidity risk position of the Company in conformance with the established policies and limits designed to measure, monitor, and control market risk.

Market Risk from Non-Trading Activities
The primary goal of interest rate risk management is to control exposure to interest rate risk, within policy limits approved by the Board. These limits reflect our appetite for interest rate risk over both short-term and long-term horizons. No limit breaches occurred during the year ended December 31, 2016.
The major sources of our non-trading interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the shape of the yield curve, as well as the embedded optionality in our products and related customer behavior. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, which, as described in additional detail below, are employed by management to understand net interest income sensitivity and MVE sensitivity. These measures show that our interest rate risk profile is moderately asset sensitive at December 31, 2016.
MVE and net interest income sensitivity are complementary interest rate risk metrics and should be viewed together. Net interest income sensitivity captures asset and liability repricing differences for one year, inclusive of forecast balance sheet changes, and is considered a shorter term measure. MVE sensitivity captures the change in the discounted net present value of all on- and off-balance sheet items and is considered a longer term measure.

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
One of the primary methods that we use to quantify and manage interest rate risk is simulation analysis, which we use to model net interest income from assets, liabilities, and derivative positions under various interest rate scenarios and balance sheet structures. This analysis measures the sensitivity of net interest income over a two-year time horizon, which differs from the interest rate sensitivities in Table 21, which reflect a one-year time horizon. Key assumptions in the simulation analysis (and in the valuation analysis discussed below) relate to the behavior of interest rates and spreads, the changes in product balances, and the behavior of loan and deposit clients in different rate environments. This analysis incorporates several assumptions, the most significant of which relate to the repricing and behavioral fluctuations of deposits with indeterminate or non-contractual maturities.
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
The sensitivity analysis presented in Table 21 is measured as a percentage change in net interest income due to instantaneous moves in benchmark interest rates. Estimated changes below are dependent upon material assumptions such as those previously discussed.

Net Interest Income Asset Sensitivity		Table 21

	Estimated % Change in Net Interest Income Over 12 Months [1]
	December 31, 2016	December 31, 2015
Rate Change
+200 bps	3.3%	5.7%
+100 bps	1.9%	3.0%
-25 bps	(0.6)%	(1.2)%
1 Estimated % change of net interest income is reflected on a non-FTE basis.

Net interest income asset sensitivity at December 31, 2016 decreased compared to December 31, 2015. This decrease resulted from growth in fixed rate assets and an increase in floating rate liabilities during 2016. See additional discussion related to net interest income in the "Net Interest Income/Margin" section of this MD&A.
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
The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset and derivative cash flows minus the discounted present value of liability cash flows, the net of which is referred to as MVE. The sensitivity of MVE to changes in the level of interest rates is a measure of the longer-term repricing risk and embedded optionality in the balance sheet. Similar to the net interest income simulation, MVE uses instantaneous changes in rates. However, MVE values only the current balance sheet and does not incorporate originations of new/replacement business or balance sheet growth that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the MVE analysis. Significant MVE assumptions include those that drive prepayment speeds, expected changes in balances, and pricing of the indeterminate deposit portfolios.
At December 31, 2016, the MVE profile in Table 22 indicates a decline in net balance sheet value due to instantaneous upward changes in rates. This MVE sensitivity is reported for both upward and downward rate shocks.

Market Value of Equity Sensitivity		Table 22

	Estimated % Change in MVE
	December 31, 2016	December 31, 2015
Rate Change
+200 bps	(9.1)%	(8.2)%
+100 bps	(4.2)%	(3.7)%
-25 bps	0.8%	0.7%
The increase in MVE sensitivity at December 31, 2016 compared to December 31, 2015 was due to higher balance sheet duration, driven primarily by changes in the size and composition of our securities AFS portfolio and to a lesser extent, higher long-term interest rates. The 10-year swap rate at December 31, 2016 increased 15 basis points to 2.34%, compared to 2.19% at December 31, 2015. While an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under these rate scenarios, we believe that a gradual shift in interest rates would have a much more modest impact.
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
For trading portfolios, VAR measures the estimated maximum loss from one or more trading positions, given a specified confidence level and time horizon. VAR results are monitored daily against established limits. For risk management purposes, our VAR calculation is based on a historical simulation and measures the potential trading losses using a one-day holding period at a one-tail, 99% confidence level. This means that, on average, trading losses could be expected to exceed VAR one out of 100 trading days or two to three times per year. Due to inherent VAR limitations, such as the assumption that past market behavior is indicative of future market performance, VAR is only one of several tools used to manage market risk. Other tools used to actively manage market risk include scenario analysis, stress testing, profit and loss attribution, and stop loss limits.
In addition to VAR, as required by the Market Risk Rule issued by the U.S. banking regulators, we calculate Stressed VAR, which is used as a component of the total market risk capital charge. We calculate the Stressed VAR risk measure using a ten-day holding period at a one-tail, 99% confidence level and employ a historical simulation approach based on a continuous twelve-month historical window selected to reflect a period of significant financial stress for our trading portfolio. The historical period used in the selection of the stress window encompasses all recent financial crises including the 2008-2009 global financial crisis. Our Stressed VAR calculation uses the same methodology and models as regular VAR, which is a requirement under the Market Risk Rule. Table 23 presents VAR and Stressed VAR for the year ended December 31, 2016 and 2015, as well as VAR by Risk Factor at December 31, 2016 and 2015.

Value at Risk Profile	Table 23

	Year Ended December 31
(Dollars in millions)	2016	2015
VAR (1-day holding period):
Period end	$3	$3
High	4	4
Low	1	2
Average	3	3

Stressed VAR (10-day holding period):
Period end	$37	$23
High	118	104
Low	8	19
Average	37	51

VAR by Risk Factor at period end (1-day holding period):
Equity risk	$1	$2
Interest rate risk	2	3
Credit spread risk	5	2
VAR total at period end (1-day diversified)	3	3
The trading portfolio, measured in terms of VAR, is predominantly comprised of four sub-portfolios of covered positions: (i) credit trading, (ii) fixed income securities, (iii) interest rate derivatives, and (iv) equity derivatives. The trading portfolio also contains other sub-portfolios, including foreign exchange and commodities; however, these trading risk exposures are not material. Our covered positions originate primarily from underwriting, market making and associated risk mitigating hedging activity, and other services for our clients. As illustrated in Table 23, average daily VAR as well as period end VAR was unchanged for the year ended December 31, 2016 compared to the same period of 2015. Effective risk mitigating activities continued within our equity derivatives business, which contributed to a lower average Stressed VAR for the year ended December 31, 2016 compared to the same period of 2015. During the third and fourth quarters of 2016, increased client activity and investor demand following more favorable market conditions resulted in higher balance sheet usage within our credit trading portfolio, and consequentially, both credit spread risk VAR and Stressed VAR were higher at December 31, 2016 compared to December 31, 2015. The trading portfolio of covered positions did not contain any correlation trading positions or on- or off-balance sheet securitization positions in 2016 or 2015.

In accordance with the Market Risk Rule, we evaluate the accuracy of our VAR model through daily backtesting by comparing aggregate daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) from covered positions with the corresponding daily VAR-based measures derived from the model. As illustrated in the following graph for the twelve months ended December 31, 2016, there were no firmwide VAR backtesting exceptions during this period. There was a near VAR backtest exception in November 2016, due largely to the post-election sell-off in U.S. bond markets, which impacted our fixed income and credit trading portfolios. The total number of VAR backtesting exceptions over the preceding 12 months is used to determine the multiplication factor for the VAR-based capital requirement under the Market Risk Rule. The capital multiplication factor increases from a minimum of three to a maximum of four, depending on the number of exceptions. There was no change in the capital multiplication factor over the preceding 12 months.

Firmwide VAR Backtesting
$3
$2
$1
$0
($1)
($2)
($3)
($4)
($5)
$ Millions
Jan-16
Feb-16
Mar-16
Apr-16
May-16
Jun-16
Jul-16
Aug-16
Sep-16
Oct-16
Nov-16
Dec-16
VAR
Trading Gains & Losses

We have valuation policies, procedures, and methodologies for all covered positions. Additionally, trading positions are reported in accordance with U.S. GAAP and are subject to independent price verification. See Note 17, "Derivative Financial Instruments" and Note 18, "Fair Value Election and Measurement" to the Consolidated Financial Statements in this Form 10-K, as well as the "Critical Accounting Policies" MD&A section of this Form 10-K for discussion of valuation policies, procedures, and methodologies.

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
We mitigate these risks utilizing a variety of tested liquidity management techniques in keeping with regulatory guidance and industry best practices. For example, we mitigate structural liquidity risk by structuring our balance sheet prudently so that we fund less liquid assets, such as loans, with stable funding sources, such as consumer and commercial deposits, long-term debt, and capital. We mitigate market liquidity risk by maintaining diverse borrowing resources to fund projected cash needs and structuring our liabilities to avoid maturity concentrations. We test contingent liquidity risk from a range of potential adverse circumstances in our contingency funding scenarios. These scenarios inform the amount of contingent liquidity sources we maintain as a liquidity buffer to ensure we can meet our obligations in a timely manner under adverse contingent liquidity events.
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
LCR requirements under Regulation WW became effective for us on January 1, 2016. The LCR requires banking organizations to hold unencumbered high-quality liquid assets sufficient to withstand projected cash outflows under a prescribed liquidity stress scenario. Regulation WW was phased in as specified by the regulatory requirements and required that we maintain an LCR above 90% during 2016 and 100% beginning January 1, 2017. We have met LCR requirements within the regulatory timelines. At December 31, 2016, our LCR was above 90%, and our LCR is currently above the January 1, 2017 regulatory requirement of 100%.
On May 3, 2016, Federal banking regulators issued a joint proposed rule that would implement a stable funding requirement, the net stable funding ratio, for large and internationally active banking organizations, and would modify certain definitions in the LCR Final Rule, which was finalized in September 2014. The proposed NSFR requirement seeks to (i) reduce vulnerability to liquidity risk in financial institution funding structures and (ii) promote improved standardization in the measurement, management and disclosure of liquidity risk. It would apply to the same large and internationally active banking organizations that are subject to the LCR rule, but with a broader focus. It seeks to require stable funding relative to each bank’s entire balance sheet using a one-year time horizon rather than the LCR's short-term, 30-day stress test requirement. The proposed rule contains an implementation date of January 1, 2018.
On December 19, 2016 the Federal Reserve published a final rule implementing public disclosure requirements for bank holding companies subject to the LCR that will require them to publicly disclose quantitative and qualitative information regarding their respective LCR calculations on a quarterly basis. We will be required to begin disclosing elements under this final rule beginning on October 1, 2018.
Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. The Bank and the Parent Company borrow from the money markets using instruments such as Fed funds, Eurodollars, and securities sold under agreements to repurchase. At December 31, 2016, the Bank retained a material cash position in its Federal Reserve account. The Parent Company also retains a material cash position in its Federal Reserve account in accordance with our policies and risk limits, discussed in greater detail below.
Sources of Funds. Our primary source of funds is a large, stable deposit base. Core deposits, predominantly made up of consumer and commercial deposits originated primarily from our retail branch network and Wholesale Banking client base, are our largest and most cost-effective source of funding. Total deposits increased to $160.4 billion at December 31, 2016, from $149.8 billion at December 31, 2015.
We also maintain access to diversified sources for both secured and unsecured wholesale funding. These uncommitted sources include Fed funds purchased from other banks, securities sold under agreements to repurchase, FHLB advances, and Global Bank Notes. Aggregate borrowings increased to $16.5 billion at December 31, 2016, from $13.1 billion at December 31, 2015. This increase in aggregate borrowings was due to growth in both lending activity and the high-quality, liquid asset portfolio.
As mentioned above, the Bank and Parent Company maintain programs to access the debt capital markets. The Parent Company maintains an SEC shelf registration from which it may issue senior or subordinated notes and various capital securities, such as common or preferred stock. Our Board has authorized the issuance of up to $5.0 billion of such securities, of which $3.0 billion of issuance capacity remained available at December 31, 2016. The Parent Company issued $1.0 billion of 5-year fixed rate senior public notes in both February and November of 2016, and an additional $17 million of notes in October 2016.

The Bank maintains a Global Bank Note program under which it may issue senior or subordinated debt with various terms. In May 2016, the Bank issued $750 million of 10-year fixed rate subordinated notes under this program. At December 31, 2016, the Bank retained $34.8 billion of remaining capacity to issue notes under the Global Bank Note program. See the "Recent Developments" section below for a description of issuances subsequent to December 31, 2016 under this program.
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
As illustrated in Table 24, Moody’s, S&P, and Fitch all assigned a “Stable” outlook on our credit ratings based on our improved earnings profile, good asset quality performance, solid liquidity profile, and sound capital position. Future credit rating downgrades are possible, although not currently anticipated given these “Stable” credit rating outlooks.

Credit Ratings and Outlook			Table 24
December 31, 2016
	Moody’s	S&P	Fitch
SunTrust Banks, Inc.:
Senior debt	Baa1	BBB+	A-
Preferred stock	Baa3	BB+	BB

SunTrust Bank:
Long-term deposits	A1	A-	A
Short-term deposits	P-1	A-2	F1
Senior debt	Baal	A-	A-
Outlook	Stable	Stable	Stable
Our investment portfolio is a use of funds and we manage the portfolio primarily as a store of liquidity, maintaining the majority of our securities in liquid and high-grade asset classes,

such as agency MBS, agency debt, and U.S. Treasury securities; nearly all of these securities qualify as high-quality liquid assets under the U.S. LCR Final Rule. At December 31, 2016, our securities AFS portfolio contained $27.6 billion of unencumbered high-quality, liquid securities at market value.
As mentioned above, we evaluate contingency funding scenarios to anticipate and manage the likely impact of impaired capital markets access and other adverse liquidity circumstances.

Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of contingent liquidity. These sources of contingent liquidity include available cash reserves, the ability to sell, pledge, or borrow against unencumbered securities in our investment portfolio, the capacity to borrow from the FHLB system or the Federal Reserve discount window, and the ability to sell or securitize certain loan portfolios.

Table 25 presents period end and average balances of our contingent liquidity sources for 2016 and 2015. These sources exceed our contingent liquidity needs as measured in our contingency funding scenarios.

Contingent Liquidity Sources				Table 25

	As of		Average for the Year Ended ¹
(Dollars in billions)	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Excess reserves	$2.5	$2.4	$2.9	$3.6
Free and liquid investment portfolio securities	27.6	23.9	24.8	23.1
Unused FHLB borrowing capacity	21.8	21.4	22.1	16.2
Unused discount window borrowing capacity	17.0	17.2	17.2	17.4
Total	$68.9	$64.9	$67.0	$60.3
1 Average based upon month-end data, except excess reserves, which is based upon a daily average.

Parent Company Liquidity. Our primary measure of Parent Company liquidity is the length of time the Parent Company can meet its existing and forecasted obligations using its cash resources. We measure and manage this metric using forecasts from both normal and adverse conditions. Under adverse conditions, we measure how long the Parent Company can meet its capital and debt service obligations after experiencing material attrition of short-term unsecured funding and without the support of dividends from the Bank or access to the capital markets. In accordance with these risk limits established by ALCO and the Board, we manage the Parent Company’s liquidity by structuring its net maturity schedule to minimize the amount of debt maturing within a short period of time. A majority of the Parent Company’s liabilities are long-term in nature, coming from the proceeds of issuances of our capital securities and long-term senior and subordinated notes. See the "Borrowings" section of this MD&A, as well as Note 11, “Borrowings and Contractual Commitments,” to the Consolidated Financial Statements in this Form 10-K for further information regarding our debt.
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
Recent Developments. In January 2017, we issued $1.0 billion of 3-year senior notes under our Global Bank Note program. The notes pay a fixed annual coupon rate of 2.25%. Also in January 2017, we issued $300 million of 3-year floating rate senior notes under our Global Bank Note program. The notes pay a floating coupon rate of 3-month LIBOR plus 53 basis points. We may call both issuances beginning on December 31, 2019, and they will mature on January 31, 2020. We used the proceeds from this offering for general corporate purposes.

Other Liquidity Considerations. At December 31, 2016, our liability for UTBs was $111 million and the liability for interest and penalties related to these UTBs was $8 million. The UTBs represent the difference between tax positions taken or expected to be taken in our tax returns and the benefits recognized in accordance with the accounting guidance for income taxes. If taxes related to these positions are ultimately paid, the payments would be made from our normal operating cash flows, likely over multiple years. See additional discussion in Note 14, "Income Taxes," to the Consolidated Financial Statements in this Form 10-K.
As presented in Table 26, we had an aggregate potential obligation of $88.6 billion to our clients in unused lines of credit at December 31, 2016. Commitments to extend credit are arrangements to lend to clients who have complied with predetermined contractual obligations. We also had $2.9 billion in letters of credit outstanding at December 31, 2016, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Approximately $460 million of these letters supported variable rate demand obligations at December 31, 2016. Unused commercial lines of credit have increased since December 31, 2015, as we continued to provide credit availability to our clients and grew our client relationships. Unused credit card lines increased since December 31, 2015 due to our strategic focus on growing this business and our launch of new, streamlined credit card product offerings in 2015. Additionally, our mortgage commitments increased since December 31, 2015 due to higher purchase and refinance production volume driven by the low interest rate environment.

Unfunded Lending Commitments				Table 26
	As of		Average for the Three Months Ended
(Dollars in millions)	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Unused lines of credit:
Commercial	$59,803	$58,855	$58,865	$58,032
Residential mortgage commitments [1]	4,240	3,232	5,864	3,641
Home equity lines	10,336	10,523	10,353	10,558
CRE [2]	4,468	4,455	4,386	4,111
Credit card	9,798	8,478	9,726	8,203
Total unused lines of credit	$88,645	$85,543	$89,194	$84,545

Letters of credit:
Financial standby	$2,777	$2,775	$2,716	$2,758
Performance standby	130	137	131	140
Commercial	19	27	19	27
Total letters of credit	$2,926	$2,939	$2,866	$2,925
1 Includes residential mortgage IRLCs with notional balances of $2.6 billion and $2.3 billion at December 31, 2016 and 2015, respectively.
2 Includes commercial mortgage IRLCs and other commitments with notional balances of $395 million and $0 at December 31, 2016 and 2015, respectively.

Other Market Risk
Other sources of market risk include the risk associated with holding loans, securities designated for sale, and mortgage loan commitments, as well as the risk associated with our investment in servicing rights. We manage the risks associated with mortgage LHFS and our IRLCs on mortgage loans intended for sale. The mortgage LHFS and IRLCs consist of fixed and adjustable rate residential and commercial mortgage loans. The risk associated with mortgage LHFS and IRLCs is the potential change in interest rates between the time the customer locks the rate on the anticipated loan and the time the loan is sold, which is typically 30-150 days.
We manage interest rate risk predominantly with interest rate swaps, futures, and forward sale agreements, where the changes in value of the instruments substantially offset the changes in value of mortgage LHFS and IRLCs. IRLCs on mortgage loans intended for sale are classified as derivative instruments and are not designated for hedge accounting purposes.
All servicing rights are initially measured at the present value of future net cash flows that are expected to be received from the associated servicing portfolio. The initial value of servicing rights is highly dependent upon the assumed prepayment speed of the servicing portfolio, which is driven by the level of certain key interest rates, primarily the current 30-year mortgage rate. Future expected net cash flows from servicing a loan in the servicing portfolio would not be realized if the loan pays off earlier than anticipated.
We measure our residential MSRs at fair value on a recurring basis and actively hedge the change in fair value. Residential

MSRs totaled $1.6 billion and $1.3 billion at December 31, 2016 and 2015, respectively, and are managed within established risk limits and monitored as part of an established governance process.
We originated residential MSRs with fair values at the time of origination of $312 million and $238 million during 2016 and 2015, respectively. Additionally, we purchased residential MSRs with fair values of approximately $200 million and $109 million during 2016 and 2015, respectively.
We recognized mark-to-market decreases in the fair value of the residential MSR portfolio of $245 million and $242 million during 2016 and 2015, respectively. Changes in fair value include the decay resulting from the realization of monthly net servicing cash flows. We recognized net losses related to residential MSRs, inclusive of decay and related hedges, of $175 million and $172 million during 2016 and 2015, respectively. All other servicing rights, which include commercial mortgage and consumer indirect loan servicing rights, are not measured at fair value on a recurring basis, and therefore, are not subject to the same market risks associated with residential MSRs.
We held a total net book value of approximately $21 million and $30 million of non-public equity exposures (direct investments) and other equity-related investments at December 31, 2016 and 2015, respectively. We generally hold these investments as long-term investments. If conditions in the market deteriorate, these long-term investments and other assets could incur impairment charges, including, but not limited to, goodwill and other intangible assets.

OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business we engage in certain activities that are not reflected in our Consolidated Balance Sheets, generally referred to as "off-balance sheet arrangements." These activities involve transactions with unconsolidated VIEs as well as other arrangements, such as commitments and guarantees, to meet the financing needs of our customers and to support ongoing operations. Additional information regarding these types of activities is included in the "Liquidity Risk Management" section of this MD&A, as well as in Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," Note 11, "Borrowings and Contractual Commitments," and Note 16, "Guarantees," to the Consolidated Financial Statements in this Form 10-K.
Contractual Obligations
In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on our borrowings, partnership investments, and lease arrangements, as well as commitments to lend to clients and to fund capital expenditures and service contracts. Table 27 presents our significant contractual obligations at December 31,

2016, except for UTBs (discussed below), short-term borrowings (presented in the "Borrowings" section of this MD&A), and pension and other postretirement benefit plans, disclosed in Note 15, "Employee Benefit Plans," to the Consolidated Financial Statements in this Form 10-K. For additional information regarding our unfunded lending commitments, time deposits, operating leases, and long-term debt, refer to the "Liquidity Risk Management" and "Deposits" sections of this MD&A, as well as Note 8, "Premises and Equipment," and Note 11, "Borrowings and Contractual Commitments," to the Consolidated Financial Statements in this Form 10-K.
At December 31, 2016, we had UTBs of $111 million, which represent a reserve for tax positions that we have taken or expect to be taken in our tax returns, and which ultimately may not be sustained upon examination by taxing authorities. Since the ultimate amount and timing of any future tax settlements are uncertain, UTBs have been excluded from Table 27. See additional discussion in Note 14, "Income Taxes," to the Consolidated Financial Statements in this Form 10-K.

					Table 27
	Payments Due by Period at December 31, 2016
(Dollars in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Contractual Obligations:
Unfunded lending commitments	$26,057	$22,513	$31,007	$11,994	$91,571
Consumer and other time deposits [1]	3,893	2,876	1,586	1,112	9,467
Brokered time deposits [1]	161	277	363	123	924
Foreign deposits [1]	610	—	—	—	610
Long-term debt [1,2]	1,789	2,933	3,192	3,848	11,762
Operating leases	205	372	307	727	1,611
Purchase obligations [3]	497	42	26	219	784
Commitments to fund partnership investments [4]	563	—	—	—	563
Total	$33,775	$29,013	$36,481	$18,023	$117,292
[1] Amounts do not include interest.
[2] Amounts do not include related debt issuance costs.
[3] For legally binding purchase obligations of $5 million or more, amounts include either termination fees under the associated contracts when early termination provisions exist, or the total potential obligation over the full contractual term for noncancelable purchase obligations. Payments made towards the purchase of goods or services under these contracts totaled $236 million in 2016.

[4] Commitments to fund investments in affordable housing and other partnerships do not have defined funding dates as certain criteria must be met before we are obligated to fund. Accordingly, these commitments are considered to be due on demand for presentation purposes. See Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," to the Consolidated Financial Statements in this Form 10-K for additional information.

BUSINESS SEGMENTS
Table 28 presents net income/(loss) for our reportable business segments:

Net Income/(Loss) by Business Segment			Table 28

	Year Ended December 31
(Dollars in millions)	2016	2015	2014
Consumer Banking and Private Wealth Management	$684	$729	$671
Wholesale Banking	867	952	896
Mortgage Banking	183	287	(52)

Corporate Other	161	190	437
Reconciling Items [1]	(17)	(225)	(178)
Total Corporate Other	144	(35)	259
Consolidated Net Income	$1,878	$1,933	$1,774
1 Includes differences between net income/(loss) reported for each business segment using management accounting practices and U.S. GAAP. Prior period information has been restated to reflect changes in internal reporting methodology. See additional information in Note 20, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-K.

Table 29 presents average loans and average deposits for our reportable business segments during the years ended December 31:

Average Loans and Deposits by Business Segment						Table 29
	Average Loans			Average Consumer and Commercial Deposits
(Dollars in millions)	2016	2015	2014	2016	2015	2014
Consumer Banking and Private Wealth Management	$42,723	$40,614	$41,702	$95,875	$91,104	$86,046
Wholesale Banking	71,605	67,872	62,627	55,293	50,379	43,569
Mortgage Banking	26,726	25,024	26,494	2,969	2,679	2,333
Corporate Other	64	48	51	52	40	64

See Note 20, “Business Segment Reporting,” to the Consolidated Financial Statements in this Form 10-K for a discussion of our segment structure, basis of presentation, and internal management reporting methodologies, including the reclassification of RidgeWorth results from the Wholesale Banking segment to Corporate Other in 2014.

BUSINESS SEGMENT RESULTS
Year Ended December 31, 2016 vs. 2015
Consumer Banking and Private Wealth Management
Consumer Banking and Private Wealth Management reported net income of $684 million for the year ended December 31, 2016, a decrease of $45 million, or 6%, compared to 2015. The decrease was driven primarily by higher provision for credit losses and higher noninterest expense, offset partially by higher net interest income.
Net interest income was $2.9 billion, an increase of $128 million, or 5%, compared to 2015, driven primarily by growth in average loan and deposit balances, favorable deposit mix, and improved loan spreads, offset partially by lower deposit spreads. Net interest income related to deposits increased $71 million, or 4%, driven by a $4.8 billion, or 5%, increase in average deposit balances. Favorable deposit mix trends continued as average deposit balances increased in all lower cost product categories. Net interest income related to loans increased $60 million, or 6%, driven by a $2.1 billion, or 5%, increase in average loans. Loan growth was driven by consumer direct, student loan, indirect auto loans, and credit card categories, offset by declines in consumer mortgage and home equity.
Provision for credit losses was $185 million, an increase of $48 million, or 35%, compared to 2015. The increase was driven largely by higher net charge-offs and loan growth.
Total noninterest income was $1.5 billion, a decrease of $35 million, or 2%, compared to 2015. The decrease was driven primarily by declines in wealth management-related income due to lower transactional volumes and certain asset impairment charges recognized in 2016, offset partially by increased service charges on deposits and higher card fee and ATM fee income.
Total noninterest expense was $3.1 billion, an increase of $117 million, or 4%, compared to 2015. The increase was driven by higher corporate support costs, increased occupancy expense, operating losses, and other noninterest expense categories.

Wholesale Banking
Wholesale Banking reported net income of $867 million for the year ended December 31, 2016, a decrease of $85 million, or 9%, compared to 2015. The decrease in net income was attributable to increases in the provision for credit losses and noninterest expense, offset partially by higher net interest income and noninterest income.
Net interest income was $2.0 billion, an increase of $66 million, or 3%, compared to 2015, driven primarily by higher average deposit balances. Deposit-related net interest income increased $53 million as average deposit balances grew $4.9 billion, or 10%, driven primarily by the combined interest-bearing transaction and money market accounts, which increased $4.7 billion, or 17%. Average loans grew $3.7 billion, or 6%, led primarily by growth in C&I loans; however, net interest income growth related to loans was mitigated due to lower loan spreads.
Provision for credit losses was $272 million, an increase of $135 million, compared to 2015. The increase was due primarily to higher energy-related charge-offs and loan growth.
Total noninterest income was $1.2 billion, an increase of $54 million, or 5%, compared to 2015. The increase was driven primarily by higher investment banking and trading revenues, which increased $33 million and $44 million, respectively. These increases were offset partially by declines in card services with higher rebate expense, operating lease revenue, and gains on sale of leases.
Total noninterest expense was $1.7 billion, an increase of $142 million, or 9%, compared to 2015. The increase was due primarily to higher employee compensation attributable to improved revenue performance and ongoing investments in talent, higher expenses associated with our new market tax credit investments, and increased investments in technology.

Mortgage Banking
Mortgage Banking reported net income of $183 million for the year ended December 31, 2016, a decrease of $104 million, or 36%, compared to 2015. The $104 million decrease was due to a lower benefit from credit losses, higher noninterest expense, and lower net interest income, offset partially by higher noninterest income.
Net interest income was $448 million, a decrease of $35 million, or 7%, compared to 2015. The decrease was primarily due to lower net interest income on loans, offset partially by higher net interest income on deposits and LHFS. Net interest income on loans decreased $46 million, or 13%, due to lower spreads on residential mortgages, offset partially by a $1.7 billion, or 7%, increase in average loan balances. Net interest income on deposits increased $10 million, or 15%, driven by a $290 million, or 11%, increase in average total deposit balances and higher spreads. Additionally, net interest income on LHFS increased $4 million due to a $498 million, or 28%, increase in average balances, partially offset by lower spreads.
Provision for credit losses was a benefit of $13 million, a decrease of $97 million, or 88%, compared to 2015 due to a moderating benefit from asset quality improvements.
Total noninterest income was $559 million, an increase of $99 million, or 22%, compared to 2015. The increase was driven by higher mortgage production and servicing income. Mortgage production-related income increased $96 million compared to 2015, due to higher production volume and higher gain on sale margins. Loan originations were $29.4 billion, an increase of $6.6 billion, or 29%, compared to 2015. Mortgage servicing-related income was $189 million, an increase of $19 million, or 12%, compared to 2015. The increase was driven primarily by higher servicing fees and favorable net hedge performance, offset partially by higher decay expense. Total loans serviced for others were $129.6 billion at December 31, 2016, compared to $121.0 billion at December 31, 2015, an increase of 7%.
Total noninterest expense was $732 million, an increase of $51 million, or 7%, compared to 2015. The increase was due primarily to a $44 million increase in operating losses from the favorable resolution of legacy mortgage-related matters in the prior year.
Corporate Other
Corporate Other net income was $161 million for the year ended December 31, 2016, a decrease of $29 million, or 15%, compared to 2015. The decrease in net income was primarily due to net interest income.
Net interest income was $98 million, a decrease of $52 million, or 35%, compared to 2015. The decrease was driven primarily by lower spreads on MBS and lower swap-related income. Average long-term debt decreased $175 million, or 2%, and average short-term borrowings decreased $349 million, or 18%, compared to 2015, driven by balance sheet management activities.
Total noninterest income was $136 million, an increase of $1 million, or 1%, compared to 2015. The increase was driven primarily by the gain on the sale-leaseback of one of our office buildings during the current period, offset partially by certain gains recognized in 2015, including gains from the disposition of the affordable housing partnership, $16 million of gains related to the sale of securities, and $14 million of trading income related to the mark-to-market valuation.
Total noninterest expense increased $1 million compared to the $4 million expense reported during 2015.

Year Ended December 31, 2015 vs. 2014

Consumer Banking and Private Wealth Management
Consumer Banking and Private Wealth Management reported net income of $729 million for the year ended December 31, 2015, an increase of $58 million, or 9%, compared to 2014. The increase in net income was driven primarily by an increase in net interest income and lower provision for credit losses.
Net interest income was $2.7 billion, an increase of $100 million, or 4%, compared to 2014, driven primarily by growth in average deposit balances and improved loan spreads, offset partially by lower deposit spreads and a decline in average loan balances. Net interest income related to deposits increased $58 million, or 3%, driven by a $5.1 billion, or 6%, increase in average deposit balances. Favorable deposit mix trends continued as average deposit balances increased in all lower cost product categories, offsetting a $1.4 billion, or 13%, decline in average time deposits, contributing to a two basis point decline in the overall rate paid on average deposits. Net interest income related to loans increased $27 million, or 3%, driven by an overall 13 basis point increase in loan spreads, offset partially by a $1.1 billion, or 3%, decrease in average loan balances. Declines in student and indirect auto loans were driven by portfolio sales and the securitization of indirect auto loans in 2015, in addition to home equity and consumer mortgage loan attrition. These decreases were offset partially by growth primarily within the consumer direct loans, personal credit lines, and credit cards categories.
Provision for credit losses was $137 million, a decrease of $54 million, or 28%, compared to 2014. The decrease was driven largely by lower net charge-offs related to continued strong asset quality.
Total noninterest income was $1.5 billion, a decrease of $20 million, or 1%, compared to 2014. The decrease was driven largely by declines in service charges on deposits (due to changes in client behavior) and lower trust and investment management income, offset partially by higher card fee income. Additionally, gains on loan portfolio sales were higher in 2015, compared to 2014.
Total noninterest expense was $2.9 billion, an increase of $35 million, or 1%, compared to 2014. The increase was driven by higher outside data processing expenses resulting from increased transaction volumes and higher utilization of outside vendors. Additionally, increases in various corporate support expenses, such as marketing and technology, were offset partially by decreases in staff expenses and operating losses.

Wholesale Banking
Wholesale Banking reported net income of $952 million for the year ended December 31, 2015, an increase of $56 million, or 6%, compared to 2014. The increase in net income was attributable to higher net interest income and noninterest income, offset partially by a higher provision for credit losses and noninterest expense.
Net interest income was $1.9 billion, an increase of $119 million, or 7%, compared to 2014, driven by increases in average loan and deposit balances, offset partially by lower loan and deposit spreads. Net interest income related to loans increased, as average loan balances grew $5.2 billion, or 8%, led by growth in C&I, CRE, and tax-exempt loans. Net interest income related to client deposits increased as average deposit balances grew $6.8 billion, or 16%, compared to 2014. Lower cost average demand deposits increased $425 million, or 2%, and average combined interest-bearing transaction and money market accounts increased $6.5 billion, or 32%, while average CD balances declined approximately $165 million. Enhancements we made to our treasury and payment products, in conjunction with our client liquidity specialists, contributed to our deposit growth momentum.
Provision for credit losses was $137 million, an increase of $66 million, compared to 2014. The increase reflects loan growth and higher reserves related to energy exposures.
Total noninterest income was $1.2 billion, an increase of $117 million, or 11%, compared to 2014. The increase was primarily driven by a $57 million, or 14%, increase in investment banking income and an increase in leasing-related revenue attributable to impairment charges on aircraft leases recognized in 2014. These increases were partially offset by declines in trading revenues, letter of credit fees, net service charges on treasury related services, and other income.
Total noninterest expense was $1.6 billion, an increase of $78 million, or 5%, compared to 2014. The increase was primarily due to increases in employee compensation as we continue to invest in talent to meet our clients' needs and augment our capabilities, expense tied to new market tax credit investments, and outside processing expenses.

Mortgage Banking
Mortgage Banking reported net income of $287 million for the year ended December 31, 2015, compared to a net loss of $52 million in 2014. The increase in net income was driven by the impact of Form 8-K and other legacy mortgage-related items recognized in 2014 as well as declines in the provision for credit losses and noninterest expense in 2015, partially offset by lower net interest income in 2015.
Net interest income was $483 million, a decrease of $69 million, or 13%, compared to 2014. The decrease was predominantly due to lower net interest income on loans and LHFS. Net interest income on loans decreased $58 million, or 14%, due to a $1.5 billion, or 6%, decrease in average loan balances and lower spreads on residential mortgages. The decline in average loans was driven largely by the sale of government-guaranteed residential loans in the second and third quarters of 2014. Additionally, net interest income on LHFS decreased $6 million primarily due to lower spreads.
Provision for credit losses was a benefit of $110 million, resulting in a decrease of $191 million compared to 2014. The improvement was attributable primarily to continued improvement in asset quality.
Total noninterest income was $460 million, a decrease of $13 million, or 3%, compared to 2014. The decrease was driven primarily by gains on the sale of government-guaranteed residential loans in the second and third quarters of 2014 and a decline in mortgage servicing income, offset partially by higher mortgage production income. Mortgage servicing income was $169 million, a decrease of $27 million, or 14%, driven by higher prepayments, offset partially by higher servicing fees. Total loans serviced for others were $121.0 billion at December 31, 2015, compared to $115.5 billion at December 31, 2014. The 5% increase was largely attributable to the purchase of MSRs in 2015. Mortgage production related income increased $69 million, compared to 2014, due primarily to higher production volume and a decline in the repurchase provision. Loan originations were $22.7 billion for the year ended December 31, 2015, compared to $16.4 billion for 2014, an increase of $6.3 billion, or 38%. Other income decreased $53 million, driven predominantly by the aforementioned gains on the sale of government-guaranteed residential loans in 2014, offset partially by gains on loan sales in 2015.
Total noninterest expense was $681 million, a decline of $367 million, or 35%, compared to 2014. The decrease was primarily attributable to a $387 million decline in operating losses driven by mortgage-related legal matters recognized in 2014. In 2015, higher mortgage production volumes resulted in increases in staff expenses and outside processing costs and credit services, compared to 2014.

Corporate Other
Corporate Other net income for the year ended December 31, 2015 was $190 million, a decrease of $247 million, or 57%, compared to 2014. The decrease in net income was primarily due to the $105 million gain on the sale of RidgeWorth in 2014 and a decline in net interest income, offset partially by lower noninterest expenses.
Net interest income for the year ended December 31, 2015 was $150 million, a decrease of $128 million, or 46%, compared to 2014. The decrease was primarily due to a $125 million decline in commercial loan-related swap income. Average long-term debt decreased $1.4 billion, or 13%, and average short-term borrowings decreased $3.7 billion, or 66%, compared to 2014, driven by balance sheet management activities.
Total noninterest income was $135 million, a decrease of $143 million, or 51%, compared to 2014. The decrease was due primarily to the gain on the sale of RidgeWorth in 2014, foregone trust and investment management income as a result of the sale of RidgeWorth, offset partially by higher mark-to-market valuation gains on our public debt carried at fair value. Additionally, 2015 included gains on the sale of securities AFS of $21 million compared to losses of $15 million on the sale of securities AFS in 2014.
Total noninterest expense was $4 million, a decline of $130 million compared to 2014. The decline in expense was due primarily to foregone expenses resulting from the sale of RidgeWorth, a reduction in severance cost compared to 2014, and lower allocated expenses. These declines were partially offset by the $25 million of debt extinguishment loss, net of related hedges, associated with balance sheet restructuring during 2015.

FOURTH QUARTER 2016 RESULTS
Quarter Ended December 31, 2016 vs. Quarter Ended December 31, 2015
We reported net income available to common shareholders of $448 million in the fourth quarter of 2016, a decrease of $19 million compared with the same period of the prior year. Earnings per average common diluted share were $0.90 for the fourth quarter of 2016, compared to $0.91 for the fourth quarter of 2015.
In the fourth quarter of 2016, net interest income was $1.4 billion, an increase of $96 million compared to the fourth quarter of 2015. The increase was driven by improvements in the net interest margin and growth in average earning assets. Net interest margin increased two basis points to 3.00% for the fourth quarter of 2016, compared to the same period in 2015, driven by higher earning asset yields as a result of an increase in benchmark interest rates and continued positive mix shift in the portfolio, partially offset by higher funding cost.
The provision for credit losses was $101 million in the fourth quarter of 2016, an increase of $50 million, or 98%, compared to the fourth quarter of 2015, due to higher net charge-offs.
Total noninterest income was $815 million for the fourth quarter of 2016, an increase of $50 million, or 7%, compared to the fourth quarter of 2015. The increase was driven by higher capital markets and mortgage production-related income, partially offset by declines in mortgage servicing and wealth management-related income.

Investment banking income increased $18 million in the fourth quarter of 2016, compared to the fourth quarter of 2015, which was driven by strong deal flow activity in syndicated finance. Trading income increased $16 million in the fourth quarter of 2016, compared to the fourth quarter of 2015, driven primarily by lower counterparty credit valuation reserves in connection with higher interest rates.
Trust and investment management income decreased $6 million in the fourth quarter of 2016, compared to the fourth quarter of 2015, due primarily to a decline in trust and institutional assets under management.
Mortgage production related income was $78 million in the fourth quarter of 2016, an increase of $25 million compared to the fourth quarter of 2015, due primarily to higher purchase and refinancing activity. Mortgage servicing income decreased $31 million compared to the fourth quarter of 2015 driven by lower net hedge performance and higher servicing asset decay expense.
Other noninterest income increased $32 million in the fourth quarter of 2016, compared to the fourth quarter of 2015, due primarily to higher client transaction activity within certain Wholesale Banking businesses (structured real estate and STCC) in the fourth quarter of 2016.
Total noninterest expense was $1.4 billion in the fourth quarter of 2016, an increase of $109 million compared to the fourth quarter of 2015. The increase compared to prior year was driven by increases across most expense categories, partially offset by lower outside processing and software expenses.
Employee compensation and benefits expense increased $72 million in the fourth quarter of 2016, compared to the fourth quarter of 2015, due primarily to higher compensation costs associated with improved business performance, ongoing investments in talent, and increased incentive compensation expense tied to the Company's stock price, which increased 28% compared to the prior year.
Outside processing and software expense was $209 million in the current quarter, compared to $222 million in the fourth quarter of 2015. The decrease was due primarily to a benefit recognized during the current quarter from a contract renegotiation with a key vendor.
Other noninterest expense increased $27 million compared to the fourth quarter of 2015, driven primarily by higher legal and consulting fees in response to regulatory and compliance initiatives and higher credit-related expenses recognized in the current quarter.
The income tax provision for the fourth quarter of 2016 was $193 million, compared to the fourth quarter of 2015 income tax provision of $185 million. The effective tax rate for the fourth quarter of 2016 was 29% compared to 28% in the fourth quarter of 2015.

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures								Table 30
	Three Months Ended
(Dollars in millions and shares in thousands, except per share data)	2016				2015
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Selected Quarterly Financial Data
Summary of Operations:
Interest income	$1,492	$1,451	$1,424	$1,411	$1,363	$1,333	$1,297	$1,272
Interest expense	149	143	136	129	117	122	130	132
Net interest income	1,343	1,308	1,288	1,282	1,246	1,211	1,167	1,140
Provision for credit losses	101	97	146	101	51	32	26	55
Net interest income after provision for credit losses	1,242	1,211	1,142	1,181	1,195	1,179	1,141	1,085
Noninterest income	815	889	898	781	765	811	874	817
Noninterest expense	1,397	1,409	1,345	1,318	1,288	1,264	1,328	1,280
Income before provision for income taxes	660	691	695	644	672	726	687	622
Provision for income taxes	193	215	201	195	185	187	202	191
Net income attributable to noncontrolling interest	2	2	2	2	3	2	2	2
Net income	$465	$474	$492	$447	$484	$537	$483	$429
Net income available to common shareholders	$448	$457	$475	$430	$467	$519	$467	$411
Net interest income-FTE [1]	$1,377	$1,342	$1,323	$1,318	$1,281	$1,247	$1,203	$1,175
Total revenue	2,158	2,197	2,186	2,063	2,011	2,022	2,041	1,957
Total revenue-FTE [1]	2,192	2,231	2,221	2,099	2,046	2,058	2,077	1,992
Net income per average common share:
Diluted	$0.90	$0.91	$0.94	$0.84	$0.91	$1.00	$0.89	$0.78
Basic	0.91	0.92	0.95	0.85	0.92	1.01	0.90	0.79
Dividends paid per average common share	0.26	0.26	0.24	0.24	0.24	0.24	0.24	0.20
Book value per common share [2]	45.38	46.63	46.14	44.97	43.45	43.44	42.26	42.01
Tangible book value per common share [2,3]	32.95	34.34	33.98	32.90	31.45	31.56	30.46	30.29
Market capitalization	26,942	21,722	20,598	18,236	21,793	19,659	22,286	21,450
Market price per common share:
High	$56.48	$44.61	$44.32	$42.04	$45.24	$45.84	$44.69	$43.23
Low	43.41	38.75	35.10	31.07	36.79	37.09	40.40	36.52
Close	54.85	43.80	41.08	36.08	42.84	38.24	43.02	41.09
Selected Average Balances:
Total assets	$203,146	$201,476	$198,305	$193,014	$189,656	$188,341	$188,310	$189,265
Earning assets	182,475	180,523	178,055	174,189	170,262	168,334	168,461	168,179
Loans	142,578	142,257	141,238	138,372	135,214	132,837	132,829	133,338
Consumer and commercial deposits	157,996	155,313	154,166	149,229	148,163	145,226	142,851	140,476
Intangible assets including MSRs	7,654	7,415	7,543	7,569	7,629	7,711	7,572	7,502
MSRs	1,291	1,065	1,192	1,215	1,273	1,352	1,223	1,152
Preferred stock	1,225	1,225	1,225	1,225	1,225	1,225	1,225	1,225
Total shareholders’ equity	24,044	24,410	24,018	23,797	23,583	23,384	23,239	23,172
Average common shares - diluted	497,055	500,885	505,633	509,931	514,507	518,677	522,479	526,837
Average common shares - basic	491,497	496,304	501,374	505,482	508,536	513,010	516,968	521,020
Financial Ratios (Annualized):
ROA	0.91%	0.94%	1.00%	0.93%	1.01%	1.13%	1.03%	0.92%
ROE [2]	7.85	7.89	8.43	7.71	8.32	9.34	8.54	7.63
ROTCE [2,4]	10.76	10.73	11.54	10.60	11.49	12.95	11.88	10.64
Net interest margin	2.93	2.88	2.91	2.96	2.90	2.86	2.78	2.75
Net interest margin-FTE [1]	3.00	2.96	2.99	3.04	2.98	2.94	2.86	2.83
Efficiency ratio [5]	64.74	64.13	61.53	63.89	64.05	62.51	65.07	65.41
Efficiency ratio-FTE [1,5]	63.73	63.14	60.56	62.81	62.96	61.44	63.92	64.23
Tangible efficiency ratio-FTE [1,5,6]	63.08	62.54	60.05	62.33	62.11	60.99	63.59	63.91
Total average shareholders’ equity to total average assets	11.84	12.12	12.11	12.33	12.43	12.42	12.34	12.24
Tangible common equity to tangible assets [7]	8.15	8.57	8.85	8.85	8.67	8.98	8.65	8.61
Common dividend payout ratio	28.5	28.2	25.3	28.2	26.2	23.8	26.6	25.5

Capital Ratios at period end [8]:
CET1	9.59%	9.78%	9.84%	9.90%	9.96%	10.04%	9.93%	9.89%
CET1 - fully phased-in	9.43	9.66	9.73	9.77	9.80	9.89	9.76	9.74
Tier 1 capital	10.28	10.50	10.57	10.63	10.80	10.90	10.79	10.76
Total capital	12.26	12.57	12.68	12.39	12.54	12.72	12.66	12.69
Leverage	9.22	9.28	9.35	9.50	9.69	9.68	9.56	9.41

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)
	Three Months Ended
(Dollars in millions, except per share data)	2016				2015
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Reconcilement of Non-U.S. GAAP Measures - Quarterly
Net interest margin	2.93%	2.88%	2.91%	2.96%	2.90%	2.86%	2.78%	2.75%
Impact of FTE adjustment	0.07	0.08	0.08	0.08	0.08	0.08	0.08	0.08
Net interest margin-FTE [1]	3.00%	2.96%	2.99%	3.04%	2.98%	2.94%	2.86%	2.83%

Efficiency ratio [5]	64.74%	64.13%	61.53%	63.89%	64.05%	62.51%	65.07%	65.41%
Impact of FTE adjustment	(1.01)	(0.99)	(0.97)	(1.08)	(1.09)	(1.07)	(1.15)	(1.18)
Efficiency ratio-FTE [1,5]	63.73	63.14	60.56	62.81	62.96	61.44	63.92	64.23
Impact of excluding amortization	(0.65)	(0.60)	(0.51)	(0.48)	(0.85)	(0.45)	(0.33)	(0.32)
Tangible efficiency ratio-FTE [1,5,6]	63.08%	62.54%	60.05%	62.33%	62.11%	60.99%	63.59%	63.91%

ROE [2]	7.85%	7.89%	8.43%	7.71%	8.32%	9.34%	8.54%	7.63%
Impact of removing average intangible assets (net of deferred taxes), other than MSRs and other servicing rights, from average common shareholders' equity	2.91	2.84	3.11	2.89	3.17	3.61	3.34	3.01
ROTCE [2,4]	10.76%	10.73%	11.54%	10.60%	11.49%	12.95%	11.88%	10.64%

Net interest income	$1,343	$1,308	$1,288	$1,282	$1,246	$1,211	$1,167	$1,140
FTE adjustment	34	34	35	36	35	36	36	35
Net interest income-FTE [1]	1,377	1,342	1,323	1,318	1,281	1,247	1,203	1,175
Noninterest income	815	889	898	781	765	811	874	817
Total revenue-FTE [1]	$2,192	$2,231	$2,221	$2,099	$2,046	$2,058	$2,077	$1,992

Total shareholders’ equity	$23,618	$24,449	$24,464	$24,053	$23,437	$23,664	$23,223	$23,260
Goodwill, net of deferred taxes [9]	(6,086)	(6,089)	(6,091)	(6,094)	(6,097)	(6,100)	(6,103)	(6,106)
Other intangible assets (including MSRs and other servicing rights), net of deferred taxes [10]	(1,656)	(1,129)	(1,073)	(1,195)	(1,322)	(1,279)	(1,412)	(1,193)
MSRs and other servicing rights	1,638	1,124	1,067	1,189	1,316	1,272	1,406	1,181
Tangible equity [7]	17,514	18,355	18,367	17,953	17,334	17,557	17,114	17,142
Noncontrolling interest	(103)	(101)	(103)	(101)	(108)	(106)	(108)	(106)
Preferred stock	(1,225)	(1,225)	(1,225)	(1,225)	(1,225)	(1,225)	(1,225)	(1,225)
Tangible common equity [2,7]	$16,186	$17,029	$17,039	$16,627	$16,001	$16,226	$15,781	$15,811

Total assets	$204,875	$205,091	$198,892	$194,158	$190,817	$187,036	$188,858	$189,881
Goodwill	(6,337)	(6,337)	(6,337)	(6,337)	(6,337)	(6,337)	(6,337)	(6,337)
Other intangible assets, including MSRs and other servicing rights	(1,657)	(1,131)	(1,075)	(1,198)	(1,325)	(1,282)	(1,416)	(1,193)
MSRs and other servicing rights	1,638	1,124	1,067	1,189	1,316	1,272	1,406	1,181
Tangible assets	$198,519	$198,747	$192,547	$187,812	$184,471	$180,689	$182,511	$183,532
Tangible common equity to tangible assets [7]	8.15%	8.57%	8.85%	8.85%	8.67%	8.98%	8.65%	8.61%
Tangible book value per common share [2,3]	$32.95	$34.34	$33.98	$32.90	$31.45	$31.56	$30.46	$30.29

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)
	Year Ended December 31
(Dollars in millions, except per share data)	2016	2015	2014	2013	2012
Reconcilement of Non-U.S. GAAP Measures - Annual
Net interest margin	2.92%	2.82%	2.98%	3.16%	3.32%
Impact of FTE adjustment	0.08	0.09	0.09	0.08	0.08
Net interest margin-FTE [1]	3.00%	2.91%	3.07%	3.24%	3.40%
Efficiency ratio [5,11]	63.55%	64.24%	67.90%	72.28%	59.99%
Impact of FTE adjustment	(1.00)	(1.11)	(1.16)	(1.12)	(0.70)
Efficiency ratio-FTE [1,5,11]	62.55	63.13	66.74	71.16	59.29
Impact of excluding amortization	(0.56)	(0.49)	(0.30)	(0.27)	(0.43)
Tangible efficiency ratio-FTE [1,5,6,11]	61.99	62.64	66.44	70.89	58.86
Impact of excluding Form 8-K and other legacy mortgage-related items	—	—	(3.10)	(5.62)	8.05
Adjusted tangible efficiency ratio-FTE [1,5,6,11,12]	61.99%	62.64%	63.34%	65.27%	66.91%
ROE [2]	7.97%	8.46%	8.10%	6.38%	9.61%
Impact of removing average intangible assets (net of deferred taxes), other than MSRs and other servicing rights, from average common shareholders' equity	2.94	3.29	3.39	2.98	4.69
ROTCE [2,4]	10.91%	11.75%	11.49%	9.36%	14.30%
Net interest income	$5,221	$4,764	$4,840	$4,853	$5,102
FTE adjustment	138	142	142	127	123
Net interest income-FTE [1]	5,359	4,906	4,982	4,980	5,225
Noninterest income	3,383	3,268	3,323	3,214	5,373
Total revenue-FTE [1]	8,742	8,174	8,305	8,194	10,598
Impact of excluding Form 8-K items	—	—	(105)	63	(1,475)
Total adjusted revenue-FTE [1,12]	$8,742	$8,174	$8,200	$8,257	$9,123
Net income available to common shareholders	$1,811	$1,863	$1,722	$1,297	$1,931
Impact of excluding Form 8-K and other legacy mortgage-related items	—	—	7	179	(753)
Adjusted net income available to common shareholders [12]	$1,811	$1,863	$1,729	$1,476	$1,178
Total revenue-FTE [1]	$8,742	$8,174	$8,305	$8,194	$10,598
Impact of excluding net securities gains/(losses)	4	21	(15)	2	1,974
Total revenue-FTE, excluding net securities gains/(losses) [1,13]	$8,738	$8,153	$8,320	$8,192	$8,624
Noninterest income	$3,383	$3,268	$3,323	$3,214	$5,373
Impact of excluding Form 8-K items	—	—	(105)	63	(1,475)
Adjusted noninterest income [12]	$3,383	$3,268	$3,218	$3,277	$3,898
Noninterest expense [11]	$5,468	$5,160	$5,543	$5,831	$6,284
Impact of excluding Form 8-K and other legacy mortgage-related items	—	—	(324)	(419)	(134)
Adjusted noninterest expense [11,12]	$5,468	$5,160	$5,219	$5,412	$6,150
Diluted net income per average common share	$3.60	$3.58	$3.23	$2.41	$3.59
Impact of excluding Form 8-K and other legacy mortgage-related items	—	—	0.01	0.33	(1.40)
Adjusted diluted net income per average common share [12]	$3.60	$3.58	$3.24	$2.74	$2.19
At December 31:
Total shareholders’ equity	$23,618	$23,437	$23,005	$21,422	$20,985
Goodwill, net of deferred taxes [9]	(6,086)	(6,097)	(6,123)	(6,183)	(6,206)
Other intangible assets (including MSRs and other servicing rights), net of deferred taxes [10]	(1,656)	(1,322)	(1,219)	(1,332)	(949)
MSRs and other servicing rights	1,638	1,316	1,206	1,300	899
Tangible equity [7]	17,514	17,334	16,869	15,207	14,729
Noncontrolling interest	(103)	(108)	(108)	(119)	(114)
Preferred stock	(1,225)	(1,225)	(1,225)	(725)	(725)
Tangible common equity [2,7]	$16,186	$16,001	$15,536	$14,363	$13,890
Total assets	$204,875	$190,817	$190,328	$175,335	$173,442
Goodwill	(6,337)	(6,337)	(6,337)	(6,369)	(6,369)
Other intangible assets, including MSRs and other servicing rights	(1,657)	(1,325)	(1,219)	(1,334)	(956)
MSRs and other servicing rights	1,638	1,316	1,206	1,300	899
Tangible assets	$198,519	$184,471	$183,978	$168,932	$167,016
Tangible common equity to tangible assets [7]	8.15%	8.67%	8.44%	8.50%	8.32%
Tangible book value per common share [2,3]	$32.95	$31.45	$29.62	$26.79	$25.77

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)

Reconciliation of fully phased-in CET1 Ratio [8]	December 31, 2016	December 31, 2015
CET1	9.59%	9.96%
Less:
MSRs	(0.13)	(0.12)
Other [14]	(0.03)	(0.04)
CET1 - fully phased-in	9.43%	9.80%

(Dollars in millions)
Reconciliation of Pre-Provision Net Revenue ("PPNR") [15]	Year Ended December 31, 2016
Income before provision for income taxes	$2,692
Provision for credit losses	444
Less:
Net securities gains	4
PPNR	$3,132

1 We present net interest income-FTE, total revenue-FTE, net interest margin-FTE, efficiency ratio-FTE, and tangible efficiency ratio-FTE on a fully taxable-equivalent ("FTE") basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments using a federal tax rate of 35% and state income taxes, where applicable, to increase tax-exempt interest income to a taxable-equivalent basis. We believe the FTE basis is the preferred industry measurement basis for these measures and that it enhances comparability of net interest income arising from taxable and tax-exempt sources. Total revenue-FTE is calculated as net interest income-FTE plus noninterest income. Net interest margin-FTE is calculated by dividing annualized net interest income-FTE by average total earning assets.
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
6 We present tangible efficiency ratio-FTE and adjusted tangible efficiency ratio-FTE, which exclude amortization related to intangible assets and certain tax credits. We believe these measures are useful to investors because, by removing the impact of amortization (the level of which may vary from company to company), it allows investors to more easily compare our efficiency to other companies in the industry. Tangible efficiency ratio-FTE is utilized by management to assess our efficiency and that of our lines of business.
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
8 Basel III Final Rules became effective for us on January 1, 2015. The CET1 ratio on a fully phased-in basis at December 31, 2016 and 2015 is estimated and is presented to provide investors with an indication of our capital adequacy under the future CET1 requirements, which will apply to us beginning on January 1, 2018.
9 Net of deferred tax liabilities of $251 million, $248 million, $246 million, and $243 million at December 31, 2016, September 30, 2016, June 30, 2016, and March 31, 2016, respectively. Net of deferred tax liabilities of $240 million, $237 million, $234 million, and $231 million at December 31, 2015, September 30, 2015, June 30, 2015, and March 31, 2015, respectively.Net of deferred tax liabilities of $214 million, $186 million, and $163 million at December 31, 2014, 2013, 2012, respectively.
10 Net of deferred tax liabilities of $1 million, $2 million, $2 million, and $3 million at December 31, 2016, September 30, 2016, June 30, 2016, and March 31, 2016, respectively. Net of deferred tax liabilities of $3 million, $4 million, $4 million, and $0 million at December 31, 2015, September 30, 2015, June 30, 2015, and March 31, 2015, respectively. Net of deferred tax liabilities of $0 million, $2 million, and $7 million at December 31, 2014, 2013, and 2012, respectively.
11 Amortization expense related to qualified affordable housing investment costs is recognized in provision for income taxes for all periods presented as allowed by an accounting standard adopted in 2014. Prior to the first quarter of 2014, these amounts were recognized in other noninterest expense, and therefore, for comparative purposes, $49 million and $39 million of amortization expense was reclassified to provision for income taxes for the years ended December 31, 2013 and 2012, respectively.
12 We present certain income statement categories and also total adjusted revenue-FTE, adjusted noninterest income, adjusted noninterest expense, adjusted diluted net income per average common share, adjusted net income available to common shareholders, and adjusted tangible efficiency ratio-FTE, excluding Form 8-K items and other legacy mortgage-related items. We believe these measures are useful to investors because it removes the effect of material items impacting the periods' results and is more reflective of normalized operations as it reflects results that are primarily client relationship and client transaction driven. Removing these items also allows investors to compare our results to other companies in the industry that may not have had similar items impacting their results. Additional detail on certain of these items can be found in the Form 8-Ks filed with the SEC on January 5, 2015, September 9, 2014, July 3, 2014, and October 10, 2013.
13 We present total revenue-FTE excluding net securities gains/(losses). We believe that revenue without net securities gains/(losses) is more indicative of our performance because it isolates income that is primarily client relationship and client transaction driven and is more indicative of normalized operations.
14 Primarily includes the deduction from capital of certain carryforward DTAs, the overfunded pension asset, and other intangible assets.
15 We present the reconciliation of PPNR because it is a performance metric utilized by management and in certain of our compensation plans. PPNR impacts the level of awards if certain thresholds are met. We believe this measure is useful to investors because it allows investors to compare our PPNR to other companies in the industry who present a similar measure.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See the “Enterprise Risk Management” section of the MD&A in this Form 10-K, which is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SunTrust Banks, Inc.

We have audited the accompanying consolidated balance sheets of SunTrust Banks, Inc. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SunTrust Banks, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SunTrust Banks, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 24, 2017

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SunTrust Banks, Inc.

We have audited SunTrust Banks, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). SunTrust Banks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, SunTrust Banks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SunTrust Banks, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 24, 2017

SunTrust Banks, Inc.
Consolidated Statements of Income

	Year Ended December 31
(Dollars in millions and shares in thousands, except per share data)	2016	2015	2014
Interest Income
Interest and fees on loans	$4,939	$4,506	$4,617
Interest and fees on loans held for sale	92	82	78
Interest and dividends on securities available for sale	651	593	613
Trading account interest and other	96	84	76
Total interest income	5,778	5,265	5,384
Interest Expense
Interest on deposits	259	219	235
Interest on long-term debt	260	252	270
Interest on other borrowings	38	30	39
Total interest expense	557	501	544
Net interest income	5,221	4,764	4,840
Provision for credit losses	444	165	342
Net interest income after provision for credit losses	4,777	4,599	4,498
Noninterest Income
Service charges on deposit accounts	630	622	645
Other charges and fees	380	377	368
Card fees	327	329	320
Investment banking income	494	461	404
Trading income	211	181	182
Mortgage production related income	366	270	201
Mortgage servicing related income	189	169	196
Trust and investment management income	304	334	423
Retail investment services	281	300	297
Gain on sale of subsidiary	—	—	105
Net securities gains/(losses)	4	21	(15)
Other noninterest income	197	204	197
Total noninterest income	3,383	3,268	3,323
Noninterest Expense
Employee compensation	2,698	2,576	2,576
Employee benefits	373	366	386
Outside processing and software	834	815	741
Net occupancy expense	349	341	340
Regulatory assessments	173	139	142
Marketing and customer development	172	151	134
Equipment expense	170	164	169
Operating losses	108	56	441
Consulting and legal fees	93	73	71
Credit and collection services	66	71	91
Amortization	49	40	25
Other noninterest expense	383	368	427
Total noninterest expense	5,468	5,160	5,543
Income before provision for income taxes	2,692	2,707	2,278
Provision for income taxes	805	764	493
Net income including income attributable to noncontrolling interest	1,887	1,943	1,785
Net income attributable to noncontrolling interest	9	10	11
Net income	$1,878	$1,933	$1,774
Net income available to common shareholders	$1,811	$1,863	$1,722

Net income per average common share:
Diluted	$3.60	$3.58	$3.23
Basic	3.63	3.62	3.26
Dividends declared per common share	1.00	0.92	0.70
Average common shares - diluted	503,466	520,586	533,391
Average common shares - basic	498,638	514,844	527,500

See accompanying Notes to Consolidated Financial Statements.

SunTrust Banks, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31
(Dollars in millions)	2016	2015	2014
Net income	$1,878	$1,933	$1,774
Components of other comprehensive (loss)/income:
Change in net unrealized (losses)/gains on securities available for sale, net of tax of ($117), ($93), and $218, respectively	(197)	(163)	375
Change in net unrealized losses on derivative instruments, net of tax of ($145), ($5), and ($106), respectively	(244)	(10)	(182)
Change in net unrealized losses on brokered time deposits, net of tax of $0, $0, and $0, respectively	(1)	—	—
Change in credit risk adjustment on long-term debt, net of tax of ($1), $0, and $0, respectively [1]	(2)	—	—
Change related to employee benefit plans, net of tax of $52, ($103), and ($15), respectively	88	(165)	(26)
Total other comprehensive (loss)/income, net of tax	(356)	(338)	167
Total comprehensive income	$1,522	$1,595	$1,941
1 Related to the Company's early adoption of the ASU 2016-01 provision related to changes in instrument-specific credit risk. See Note 1, "Significant Accounting Policies," and Note 21, "Accumulated Other Comprehensive (Loss)/Income," for additional information.

See accompanying Notes to Consolidated Financial Statements.

SunTrust Banks, Inc.
Consolidated Balance Sheets

	December 31,
(Dollars in millions and shares in thousands, except per share data)	2016	2015
Assets
Cash and due from banks	$5,091	$4,299
Federal funds sold and securities borrowed or purchased under agreements to resell	1,307	1,277
Interest-bearing deposits in other banks	25	23
Cash and cash equivalents	6,423	5,599
Trading assets and derivative instruments [1]	6,067	6,119
Securities available for sale	30,672	27,825
Loans held for sale ($3,540 and $1,494 at fair value at December 31, 2016 and 2015, respectively)	4,169	1,838
Loans [2] ($222 and $257 at fair value at December 31, 2016 and 2015, respectively)	143,298	136,442
Allowance for loan and lease losses	(1,709)	(1,752)
Net loans	141,589	134,690
Premises and equipment, net	1,556	1,502
Goodwill	6,337	6,337
Other intangible assets (MSRs at fair value: $1,572 and $1,307 at December 31, 2016 and 2015, respectively)	1,657	1,325
Other assets	6,405	5,582
Total assets	$204,875	$190,817

Liabilities
Noninterest-bearing deposits	$43,431	$42,272
Interest-bearing deposits (CDs at fair value: $78 and $0 at December 31, 2016 and 2015, respectively)	116,967	107,558
Total deposits	160,398	149,830
Funds purchased	2,116	1,949
Securities sold under agreements to repurchase	1,633	1,654
Other short-term borrowings	1,015	1,024
Long-term debt [3] ($963 and $973 at fair value at December 31, 2016 and 2015, respectively)	11,748	8,462
Trading liabilities and derivative instruments	1,351	1,263
Other liabilities	2,996	3,198
Total liabilities	181,257	167,380
Shareholders’ Equity
Preferred stock, no par value	1,225	1,225
Common stock, $1.00 par value	550	550
Additional paid-in capital	9,010	9,094
Retained earnings	16,000	14,686
Treasury stock, at cost, and other [4]	(2,346)	(1,658)
Accumulated other comprehensive loss, net of tax	(821)	(460)
Total shareholders’ equity	23,618	23,437
Total liabilities and shareholders’ equity	$204,875	$190,817

Common shares outstanding [5]	491,188	508,712
Common shares authorized	750,000	750,000
Preferred shares outstanding	12	12
Preferred shares authorized	50,000	50,000
Treasury shares of common stock	58,738	41,209

[1] Includes trading securities pledged as collateral where counterparties have the right to sell or repledge the collateral	$1,437	$1,377
[2] Includes loans of consolidated VIEs	211	246
[3] Includes debt of consolidated VIEs	222	259
[4] Includes noncontrolling interest	103	108
[5] Includes restricted shares	11	1,334

See accompanying Notes to Consolidated Financial Statements.

SunTrust Banks, Inc.
Consolidated Statements of Shareholders’ Equity

(Dollars and shares in millions, except per share data)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock and Other [1]	Accumulated Other Comprehensive (Loss)/Income	Total
Balance, January 1, 2014	$725	536	$550	$9,115	$11,936	($615)	($289)	$21,422
Net income	—	—	—	—	1,774	—	—	1,774
Other comprehensive income	—	—	—	—	—	—	167	167
Change in noncontrolling interest	—	—	—	—	—	5	—	5
Common stock dividends, $0.70 per share	—	—	—	—	(371)	—	—	(371)
Preferred stock dividends [2]	—	—	—	—	(42)	—	—	(42)
Issuance of preferred stock, Series F	500	—	—	(4)	—	—	—	496
Repurchase of common stock	—	(12)	—	—	—	(458)	—	(458)
Exercise of stock options and stock compensation expense	—	1	—	(16)	—	20	—	4
Restricted stock activity	—	—	—	18	(2)	1	—	17
Amortization of restricted stock compensation	—	—	—	—	—	27	—	27
Change in equity related to the sale of subsidiary	—	—	—	(23)	—	(16)	—	(39)
Issuance of stock for employee benefit plans and other	—	—	—	(1)	—	4	—	3
Balance, December 31, 2014	$1,225	525	$550	$9,089	$13,295	($1,032)	($122)	$23,005
Net income	—	—	—	—	1,933	—	—	1,933
Other comprehensive loss	—	—	—	—	—	—	(338)	(338)
Common stock dividends, $0.92 per share	—	—	—	—	(475)	—	—	(475)
Preferred stock dividends [2]	—	—	—	—	(64)	—	—	(64)
Repurchase of common stock	—	(17)	—	—	—	(679)	—	(679)
Exercise of stock options and stock compensation expense	—	1	—	(18)	—	30	—	12
Restricted stock activity	—	—	—	23	(3)	4	—	24
Amortization of restricted stock compensation	—	—	—	—	—	16	—	16
Issuance of stock for employee benefit plans and other	—	—	—	—	—	3	—	3
Balance, December 31, 2015	$1,225	509	$550	$9,094	$14,686	($1,658)	($460)	$23,437
Cumulative effect of credit risk adjustment [3]	—	—	—	—	5	—	(5)	—
Net income	—	—	—	—	1,878	—	—	1,878
Other comprehensive loss	—	—	—	—	—	—	(356)	(356)
Change in noncontrolling interest	—	—	—	—	—	(5)	—	(5)
Common stock dividends, $1.00 per share	—	—	—	—	(498)	—	—	(498)
Preferred stock dividends [2]	—	—	—	—	(66)	—	—	(66)
Repurchase of common stock	—	(20)	—	—	—	(806)	—	(806)
Repurchase of common stock warrants	—	—	—	(24)	—	—	—	(24)
Exercise of stock options and stock compensation expense [4]	—	1	—	(40)	—	65	—	25
Restricted stock activity [4]	—	1	—	(20)	(5)	56	—	31
Amortization of restricted stock compensation	—	—	—	—	—	2	—	2
Balance, December 31, 2016	$1,225	491	$550	$9,010	$16,000	($2,346)	($821)	$23,618
1 At December 31, 2016, includes ($2,448) million for treasury stock, ($1) million for the compensation element of restricted stock, and $103 million for noncontrolling interest.
At December 31, 2015, includes ($1,764) million for treasury stock, ($2) million for the compensation element of restricted stock, and $108 million for noncontrolling interest.
At December 31, 2014, includes ($1,119) million for treasury stock, ($21) million for the compensation element of restricted stock, and $108 million for noncontrolling interest.
2 For the year ended December 31, 2016, dividends were $4,067 per share for both Perpetual Preferred Stock Series A and B, $5,875 per share for Perpetual Preferred Stock Series E, and $5,625 per share for Perpetual Preferred Stock Series F.
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
3 Related to the Company's early adoption of the ASU 2016-01 provision related to changes in instrument-specific credit risk, beginning January 1, 2016. See Note 1, "Significant Accounting Policies," and Note 21, "Accumulated Other Comprehensive (Loss)/Income," for additional information.
4 Includes a ($4) million net reclassification of excess tax benefits from additional paid-in capital to provision for income taxes, related to the Company's early adoption of ASU 2016-09. See Note 1, "Significant Accounting Policies," and Note 15, "Employee Benefit Plans," for additional information.

See accompanying Notes to Consolidated Financial Statements.

SunTrust Banks, Inc. Consolidated Statements of Cash Flows

	Year Ended December 31
(Dollars in millions)	2016	2015	2014
Cash Flows from Operating Activities
Net income including income attributable to noncontrolling interest	$1,887	$1,943	$1,785
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Gain on sale of subsidiary	—	—	(105)
Depreciation, amortization, and accretion	725	786	693
Origination of mortgage servicing rights	(312)	(238)	(178)
Provisions for credit losses and foreclosed property	449	176	364
Deferred income tax expense	111	21	99
Stock-based compensation	126	89	67
Net securities (gains)/losses	(4)	(21)	15
Net gain on sale of loans held for sale, loans, and other assets	(428)	(323)	(343)
Net (increase)/decrease in loans held for sale	(1,819)	1,625	(1,567)
Net (increase)/decrease in trading assets	(342)	67	(1,529)
Net increase in other assets [1]	(800)	(407)	(45)
Net decrease in other liabilities [1]	(274)	(166)	(416)
Net cash (used in)/provided by operating activities	(681)	3,552	(1,160)
Cash Flows from Investing Activities
Proceeds from maturities, calls, and paydowns of securities available for sale	5,108	5,680	4,707
Proceeds from sales of securities available for sale	197	2,708	2,470
Purchases of securities available for sale	(8,610)	(9,882)	(11,039)
Proceeds from sales of auction rate securities	—	—	59
Net increase in loans, including purchases of loans	(9,032)	(5,897)	(9,843)
Proceeds from sales of loans	1,612	2,127	4,090
Purchases of mortgage servicing rights	(171)	(117)	(130)
Capital expenditures	(283)	(186)	(147)
Payments related to acquisitions, including contingent consideration, net of cash acquired	(211)	(30)	(11)
Proceeds from sale of subsidiary	—	—	193
Proceeds from the sale of other real estate owned and other assets	233	281	378
Net cash used in investing activities	(11,157)	(5,316)	(9,273)
Cash Flows from Financing Activities
Net increase in total deposits	10,568	9,263	10,808
Net increase/(decrease) in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	37	(4,559)	447
Proceeds from issuance of long-term debt	6,705	1,351	2,574
Repayments of long-term debt	(3,231)	(5,684)	(53)
Proceeds from the issuance of preferred stock	—	—	496
Repurchase of common stock	(806)	(679)	(458)
Repurchase of common stock warrants	(24)	—	—
Common and preferred dividends paid	(564)	(539)	(409)
Taxes paid related to net share settlement of equity awards [1]	(48)	(36)	(16)
Proceeds from exercise of stock options [1]	25	17	10
Net cash provided by/(used in) financing activities	12,662	(866)	13,399
Net increase/(decrease) in cash and cash equivalents	824	(2,630)	2,966
Cash and cash equivalents at beginning of period	5,599	8,229	5,263
Cash and cash equivalents at end of period	$6,423	$5,599	$8,229

Supplemental Disclosures:
Interest paid	$559	$523	$534
Income taxes paid	813	497	380
Income taxes refunded	(2)	(1)	(219)
Loans transferred from loans held for sale to loans	30	741	44
Loans transferred from loans to loans held for sale	360	1,790	3,280
Loans transferred from loans and loans held for sale to other real estate owned	59	67	148
Amortization of deferred gain on sale leaseback of premises	43	54	53
Non-cash impact of the deconsolidation of CLO	—	—	282
Non-cash impact of debt assumed by purchaser in lease sale	74	190	177
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

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
General
SunTrust, one of the nation's largest commercial banking organizations, is a financial services holding company with its headquarters in Atlanta, Georgia. Through its principal subsidiary, SunTrust Bank, the Company offers a full line of financial services for consumers, businesses, corporations, and institutions, both through its branches (located primarily within Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia) and through other national delivery channels. In addition to deposit, credit, mortgage banking, and trust and investment services provided by the Bank, other subsidiaries of the Company provide asset and wealth management, securities brokerage, and capital market services. SunTrust provides clients with a selection of technology-based banking channels, including the internet, mobile, ATMs, and telebanking. SunTrust operated under the following business segments during 2016: Consumer Banking and Private Wealth Management, Wholesale Banking, and Mortgage Banking, with functional activities included in Corporate Other. For additional information on the Company’s business segments, see Note 20, “Business Segment Reporting.”

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
The Company holds VIs, which are contractual, ownership or other interests that change with changes in the fair value of a VIE's net assets. The Company consolidates a VIE if it is the primary beneficiary, which is the party that has both the power to direct the activities that most significantly impact the financial performance of the VIE and the obligation to absorb losses or rights to receive benefits through its VIs that could potentially be significant to the VIE. To determine whether or not a VI held by the Company could potentially be significant to the VIE, both qualitative and quantitative factors regarding the nature, size, and form of the Company's involvement with the VIE are considered. The assessment of whether or not the Company is the primary beneficiary of a VIE is performed on an ongoing basis. The Company consolidates VOEs that are controlled through the Company's equity interests or by other means.
Investments in entities for which the Company has the ability to exercise significant influence, but not control, over operating and financing decisions are accounted for using the equity method of accounting. These investments are included in other assets in the Consolidated Balance Sheets at cost, adjusted to reflect the Company's portion of income, loss, or dividends of the investee. Non marketable equity investments that do not meet the criteria to be accounted for under the equity method and that do not result in consolidation of the investee are accounted for under the cost method of accounting. Cost method investments are included in other assets in the Consolidated

Balance Sheets and dividends received or receivable from these investments are included as a component of other noninterest income in the Consolidated Statements of Income.
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
Assets and liabilities of acquired entities are accounted for under the acquisition method of accounting, whereby the purchase price of an acquired entity is allocated to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The excess of the purchase price over the amount allocated to the assets acquired and liabilities assumed is recorded as goodwill.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes; actual results could vary from these estimates. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
The Company evaluated events that occurred between December 31, 2016 and the date the accompanying financial statements were issued, and there were no material events, other than those already discussed in this Form 10-K, that would require recognition in the Company's Consolidated Financial Statements or disclosure in the accompanying Notes.

Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks, interest-bearing deposits at other banks, Fed funds sold, and securities borrowed and purchased under agreements to resell. Cash and cash equivalents have maturities of three months or less, and accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

Trading Activities and Securities AFS
Debt securities and marketable equity securities are classified at trade date as trading or securities AFS. Trading assets and liabilities are measured at fair value with changes in fair value recognized within noninterest income. Securities AFS are used as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle. Interest income and dividends on securities AFS are recognized in interest income on an accrual basis. Premiums and discounts on debt securities AFS are amortized or accreted as an adjustment to yield over the life of the security. The Company estimates principal prepayments on securities AFS for which prepayments are probable and the timing and amount of prepayments can be reasonably estimated. The estimates are informed by analyses of both historical prepayments and anticipated macroeconomic conditions, such as spot interest rates compared to implied forward interest rates. The estimate

Notes to Consolidated Financial Statements, continued

of prepayments for these debt securities impacts their lives and thereby the amortization or accretion of associated premiums and discounts. Securities AFS are measured at fair value with unrealized gains and losses, net of any tax effect, included in AOCI as a component of shareholders’ equity. Realized gains and losses, including OTTI, are determined using the specific identification method and are recognized as a component of noninterest income in the Consolidated Statements of Income.
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
Nonmarketable equity securities are accounted for under the cost or equity method and are included in other assets in the Consolidated Balance Sheets. The Company reviews nonmarketable securities accounted for under the cost method on a quarterly basis, and reduces the asset value when declines in value are considered to be other-than-temporary. Equity method investments are recorded at cost, adjusted to reflect the Company’s portion of income, loss, or dividends of the investee. Realized income, realized losses, and estimated other-than-temporary losses on cost and equity method investments are recognized in noninterest income in the Consolidated Statements of Income.
For additional information on the Company’s securities activities, see Note 4, “Trading Assets and Liabilities and Derivatives,” and Note 5, “Securities Available for Sale.”

Loans Held for Sale
The Company’s LHFS generally includes certain residential mortgage loans, commercial loans, consumer indirect loans, and student loans. Loans are initially classified as LHFS when they are individually identified as being available for immediate sale and a formal plan exists to sell them. LHFS are recorded at either fair value, if elected, or the lower of cost or fair value. Any origination fees and costs for LHFS recorded at LOCOM are capitalized in the basis of the loan and are included in the calculation of realized gains and losses upon sale. Origination fees and costs are recognized in earnings at the time of origination for LHFS that are elected to be measured at fair value. Fair value is derived from observable current market prices, when available, and includes loan servicing value. When observable market prices are not available, the Company uses judgment and estimates fair value using internal models, in which the Company uses its best estimates of assumptions it believes would be used by market participants in estimating fair value. Adjustments to reflect unrealized gains and losses resulting from changes in fair value and realized gains and losses upon ultimate sale of the loans are classified as noninterest income in the Consolidated Statements of Income.
The Company may transfer certain loans to LHFS measured at LOCOM. At the time of transfer, any credit losses subject to charge-off in accordance with the Company's policy are recorded as a reduction in the ALLL. Any subsequent losses, including those related to interest rate or liquidity related valuation adjustments, are recorded as a component of noninterest income in the Consolidated Statements of Income. The Company may also transfer loans from LHFS to LHFI. If an LHFS for which fair value accounting was elected is transferred to held for investment, it will continue to be accounted for at fair value in the LHFI portfolio. For additional information on the Company’s LHFS activities, see Note 6, “Loans.”

Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are considered LHFI. The Company’s loan balance is comprised of loans held in portfolio, including commercial loans, consumer loans, and residential loans. Interest income on loans, except those classified as nonaccrual, is accrued based upon the outstanding principal amounts using the effective yield method.
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

Notes to Consolidated Financial Statements, continued

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
Residential loans (guaranteed and nonguaranteed residential mortgages, residential home equity products, and residential construction) are considered to be past due when a monthly payment is due and unpaid for one month. Guaranteed residential mortgages continue to accrue interest regardless of delinquency status because collection of principal and interest is reasonably assured by the government. Nonguaranteed residential mortgages and residential construction loans are generally placed on nonaccrual when three payments are past due. Residential home equity products are generally placed on nonaccrual when payments are 90 days past due. The exceptions for nonguaranteed residential mortgages, residential construction loans, and residential home equity products are: (i) when the borrower has declared bankruptcy, in which case, they are moved to nonaccrual status once they become 60 days past due, (ii) loans discharged in Chapter 7 bankruptcy that have not been reaffirmed by the borrower, in which case, they are reclassified as TDRs and moved to nonaccrual status, and (iii) second lien loans, which are classified as nonaccrual when the first lien loan is classified as nonaccrual, even if the second lien loan is performing. When a loan is placed on nonaccrual, accrued interest is reversed against interest income. Interest income on nonaccrual residential loans is recognized on a cash basis. Nonaccrual residential loans are typically returned to accrual status once they no longer meet the delinquency threshold that resulted in them initially being moved to nonaccrual status, with the exception of the aforementioned Chapter 7 bankruptcy loans, which remain on nonaccrual until there is six months of payment performance following discharge by the bankruptcy court.
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
For loans accounted for at amortized cost, fees and incremental direct costs associated with the loan origination and pricing process, as well as premiums and discounts, are deferred and amortized as level yield adjustments over the respective loan terms. Fees received for providing loan commitments that result in funded loans are recognized over the term of the loan as an adjustment of the yield. If a loan is never funded, the commitment fee is recognized in noninterest income at the expiration of the commitment period. Any origination fees and costs are recognized in noninterest income and expense at the time of origination for newly-originated loans that are accounted for at fair value. For additional information on the Company's loans activities, see Note 6, “Loans.”

Allowance for Credit Losses
The allowance for credit losses is composed of the ALLL and the reserve for unfunded commitments. The Company’s ALLL reflects probable current inherent losses in the LHFI portfolio based on management’s evaluation of the size and current risk characteristics of the loan portfolio. The Company employs a variety of modeling and estimation techniques to measure credit risk and construct an appropriate and adequate ALLL. Quantitative and qualitative asset quality measures are considered in estimating the ALLL. Such evaluation considers a number of factors for each of the loan portfolio segments, including, but not limited to, net charge-off trends, internal risk ratings, changes in internal risk ratings, loss forecasts, collateral values, geographic location, delinquency rates, nonperforming and restructured loan status, origination channel, product mix, underwriting practices, industry conditions, and economic trends. Additionally, refreshed FICO scores are considered for consumer and residential loans and single name borrower concentration is considered for commercial loans. These credit quality factors are incorporated into various loss estimation models and analytical tools utilized in the ALLL process and/or are qualitatively considered in evaluating the overall reasonableness of the ALLL.
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

Notes to Consolidated Financial Statements, continued

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
The Company’s charge-off policy meets regulatory minimums. Commercial loans are charged off when they are considered uncollectible. Losses on unsecured consumer loans are generally recognized at 120 days past due, except for losses on credit cards, which are recognized when the loans are 180 days past due, and losses on guaranteed student loans, which are recognized when the loans are 270 days past due and payment from the guarantor is processed by the servicer. However, if the borrower is in bankruptcy, the loan is charged-off in the month the loan becomes 60 days past due. Losses, as appropriate, on secured consumer loans, including residential real estate, are typically recognized at 120 or 180 days past due, depending on the loan and collateral type, in compliance with the FFIEC guidelines. However, if the borrower is in bankruptcy, the secured asset is evaluated once the loan becomes 60 days past due. The loan value in excess of the secured asset value is written down or charged-off after the valuation occurs. Additionally, if a residential loan is discharged in Chapter 7 bankruptcy and not reaffirmed by the borrower, the Company's policy is to immediately charge-off the excess of the carrying amount over the fair value of the collateral.
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
In addition to the ALLL, the Company also estimates probable losses related to unfunded lending commitments, such as letters of credit and binding unfunded loan commitments. Unfunded lending commitments are analyzed and segregated by risk based on the Company’s internal risk rating scale. These risk classifications, in combination with probability of commitment usage, existing economic conditions, and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. The reserve for unfunded lending commitments is reported on the Consolidated Balance Sheets in other liabilities and the provision associated with changes in the unfunded lending commitment reserve is recognized in the Consolidated Statements of Income in provision for credit losses. For additional information on the Company's allowance for credit loss activities, see Note 7, “Allowance for Credit Losses.”

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

Notes to Consolidated Financial Statements, continued

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
Goodwill is tested at the reporting unit level for impairment, at least annually as of October 1, or as events and circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount.
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
The Company has identified intangible assets with finite and indefinite lives. Intangible assets that have finite lives are amortized over their useful lives and carried at amortized cost. Intangible assets that have indefinite lives are initially measured at fair value and are not amortized until the useful life is no longer considered indefinite. Indefinite-lived intangibles are tested for impairment at least annually; however, all intangible assets are evaluated for impairment whenever events or changes in circumstances indicate it is more likely than not that the asset is impaired. For additional information on the Company’s activities related to goodwill and other intangibles, see Note 9, “Goodwill and Other Intangible Assets.”

Servicing Rights
The Company recognizes as assets the rights to service loans, either when the loans are sold and the associated servicing rights are retained or when servicing rights are purchased from a third party. All servicing rights are initially measured at fair value.
Fair value is determined by projecting net servicing cash flows, which are then discounted to estimate fair value. The fair value of servicing rights is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. The underlying assumptions and estimated values are corroborated by values received from independent third parties and comparisons to market transactions.
The Company has elected to subsequently account for its residential MSRs under the fair value measurement method and actively hedges the change in fair value of its residential MSRs. The Company has elected to subsequently account for all other servicing rights, which include commercial mortgage and consumer loan servicing rights, under the amortization method. Commercial mortgage and consumer loan servicing rights are amortized in proportion to and over the period of estimated net servicing income. Servicing rights accounted for under the amortization method are periodically tested for impairment by comparing the carrying amount of the servicing rights to the estimated fair value.
Servicing rights are included in other intangible assets on the Consolidated Balance Sheets. For residential MSRs, both servicing fees, which are recognized when they are received, and changes in the fair value of MSRs are reported in mortgage servicing related income in the Consolidated Statements of Income. For all other servicing rights, servicing fees, amortization, and any impairment, are recognized in other noninterest income in the Consolidated Statements of Income.
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

Notes to Consolidated Financial Statements, continued

of the associated IRLCs within mortgage production related income in the Consolidated Statements of Income. The net gains reflect the change in value of the loans resulting from changes in interest rates from the time the Company enters into IRLCs with borrowers and when the loan is closed, adjusted for pull through rates and excluding hedge transactions initiated to mitigate this market risk.
Effective with the acquisition of substantially all of the assets of Pillar on December 15, 2016, the Company also sells commercial mortgage loans to Fannie Mae and Freddie Mac and issues and sells Ginnie Mae commercial MBS backed by FHA insured loans. The loans and securities are exchanged for cash and servicing rights are retained. Gains and losses from the sale of these commercial mortgage loans and securities are recorded within other noninterest income in the Consolidated Statements of Income. For additional information on the Company’s securitization activities, see Note 10, “Certain Transfers of Financial Assets and Variable Interest Entities.”

Income Taxes
The provision for income taxes is based on income and expense reported for financial statement purposes after adjustment for permanent differences such as interest income from lending to tax-exempt entities, tax credits from community reinvestment activities, and amortization expense related to qualified affordable housing investment costs. In computing the income tax provision, the Company evaluates the technical merits of its income tax positions based on current legislative, judicial, and regulatory guidance. Additionally, in 2016, the Company began recognizing all excess tax benefits and deficiencies on employee share-based payments as a component of the provision for income taxes in the Consolidated Statements of Income. These tax effects, generally determined upon the exercise of stock options or vesting of restricted stock, are treated as discrete items in the period in which they occur. The deferral method of accounting is used on investments that generate investment tax credits, such that the investment tax credits are recognized as a reduction to the related investment.
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
Interest and penalties related to the Company’s tax positions are recognized as a component of the provision for income taxes in the Consolidated Statements of Income. For additional information on the Company’s activities related to income taxes, see Note 14, “Income Taxes.”

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

Guarantees
The Company recognizes a liability at the inception of a guarantee at an amount equal to the estimated fair value of the obligation. A guarantee is defined as a contract that contingently requires a company to make a payment to a guaranteed party based upon changes in an underlying asset, liability, or equity security of the guaranteed party, or upon failure of a third party to perform under a specified agreement. The Company considers the following arrangements to be guarantees: certain asset purchase/sale agreements with recourse, standby letters of credit and financial guarantees, certain indemnification agreements included within third party contractual arrangements, and certain derivative contracts. For additional information on the Company’s guarantor obligations, see Note 16, “Guarantees.”
Derivative Instruments and Hedging Activities
The Company records derivative contracts at fair value in the Consolidated Balance Sheets. Accounting for changes in the fair value of a derivative is dependent upon whether or not it has been designated in a formal, qualifying hedging relationship.
Changes in the fair value of derivatives not designated in a hedging relationship are recorded in noninterest income. This includes derivatives that the Company enters into in a dealer capacity to facilitate client transactions and as a risk management tool to economically hedge certain identified risks, along with

Notes to Consolidated Financial Statements, continued

certain IRLCs on residential mortgage and commercial loans that are a normal part of the Company’s operations. The Company also evaluates contracts, such as brokered deposits and debt, to determine whether any embedded derivatives are required to be bifurcated and separately accounted for as freestanding derivatives.
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
For designated hedging relationships, the Company performs retrospective and prospective effectiveness testing using quantitative methods and does not assume perfect effectiveness through the matching of critical terms. Assessments of hedge effectiveness and measurements of hedge ineffectiveness are performed at least quarterly. Changes in the fair value of a derivative that is highly effective and that has been designated and qualifies as a fair value hedge are recorded in current period earnings, along with the changes in the fair value of the hedged item that are attributable to the hedged risk. The effective portion of the changes in the fair value of a derivative that is highly effective and that has been designated and qualifies as a cash flow hedge is initially recorded in AOCI and reclassified to earnings in the same period that the hedged item impacts earnings; any ineffective portion is recorded in current period earnings.
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

Stock-Based Compensation
The Company sponsors various stock-based compensation plans under which RSUs, restricted stock, and phantom stock units may be granted to certain employees. The Company measures the grant date fair value of the RSUs and restricted stock, which is expensed over the award's vesting period. Additionally, the Company estimates the number of awards for which it is probable that service will be rendered and adjusts compensation cost accordingly. Estimated forfeitures are subsequently adjusted to reflect actual forfeitures.
The phantom stock units are subject to variable accounting and grant certain employees the contractual right to receive an amount in cash equal to the fair market value of a share of common stock on the vesting date. For additional information on the Company’s stock-based compensation plans, see Note 15, “Employee Benefit Plans.”

Employee Benefits
Employee benefits expense includes expenses related to (i) net periodic benefit costs or credits associated with the pension and other postretirement benefit plans, (ii) contributions under the defined contribution plans, (iii) the amortization of restricted stock, (iv) the issuance of phantom stock units, (v) historical stock option issuances, and (vi) other employee medical and benefits costs. For additional information on the Company's employee benefit plans, see Note 15, “Employee Benefit Plans.”

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

Related Party Transactions
The Company periodically enters into transactions with certain of its executive officers, directors, affiliates, trusts, and/or other related parties in its ordinary course of business. ASC 850 requires disclosure of material related party transactions, other than certain compensation and other arrangements entered into in the normal course of business. The Company has included information related to its relationships with VIEs and employee benefit plan arrangements in its Notes to the Consolidated Financial Statements in this Form 10-K.

Fair Value Measurement
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction

Notes to Consolidated Financial Statements, continued

between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value. The Company prioritizes inputs used in valuation techniques based on the following fair value hierarchy:

•
Level 1 – Assets or liabilities valued using unadjusted quoted prices in active markets for identical assets or liabilities that the Company can access at the measurement date, such as publicly-traded instruments or futures contracts

•
Level 2 – Assets or liabilities valued based on observable market data for similar instruments traded in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets

•
Level 3 – Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which may be internally developed, and considers risk premiums that a market participant would require

When measuring assets and liabilities at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. Assets and liabilities that are required to be measured at fair value on a recurring basis include trading securities, securities AFS, and derivative instruments. Assets and liabilities that the Company has elected to measure at fair value on a recurring basis include certain MSRs and LHFS, LHFI, trading loans, brokered time deposits, and issuances of fixed rate debt. Other assets and liabilities are measured at fair value on a non-recurring basis, such as when assets are evaluated for impairment, the basis of accounting is LOCOM, or for disclosure purposes. Examples of these non-recurring fair value measurements include certain LHFS and LHFI, OREO, certain cost or equity method investments, and long-lived assets. For additional information on the Company’s valuation of its assets and liabilities held at fair value, see Note 18, “Fair Value Election and Measurement.”

Recently Issued Accounting Pronouncements
The following table summarizes ASUs recently issued by the FASB that could have a material effect on the Company's financial statements:

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
ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs
The ASU amends ASC Topic 835, Interest, to simplify the presentation of debt issuance costs and to require that debt issuance costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the ASU. The new ASU should be applied on a retrospective basis.

January 1, 2016
The Company adopted the ASU beginning January 1, 2016 to present long-term debt net of debt issuance costs in the Consolidated Financial Statements. Debt issuance costs in the comparative prior year period were immaterial for reclassification and were recorded in other assets on the Company's Consolidated Balance Sheets at December 31, 2015.

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
The Company early adopted the provision related to changes in instrument-specific credit risk beginning January 1, 2016, which resulted in an immaterial, cumulative effect adjustment from retained earnings to AOCI. See Note 21, "Accumulated Other Comprehensive (Loss)/Income" for additional information. The Company is evaluating the impact of the remaining provisions of this ASU on the Consolidated Financial Statements and related disclosures; however, the impact is not expected to be material.

Notes to Consolidated Financial Statements, continued

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
January 1, 2017 Early adoption is permitted.
The Company early adopted the ASU on April 1, 2016 with an effective date of January 1, 2016, which resulted in a reclassification of $4 million from APIC to provision for income taxes, representing excess tax benefits previously recognized in APIC during the first quarter of 2016. For the second, third, and fourth quarters of 2016, the Company recognized excess tax benefits totaling $11 million in the provision for income taxes. The early adoption favorably impacted basic and diluted EPS by $0.03 and $0.02 per share, respectively, for the year ended December 31, 2016.

The effect of the retrospective change in presentation in the Consolidated Statements of Cash Flows related to excess tax benefits for the years ended December 31, 2015 and 2014 (comparative prior year periods) was a reclassification of $20 million and $6 million, respectively, of excess tax benefits from financing activities to operating activities and a reclassification of $36 million and $16 million, respectively, of taxes paid related to net share settlement of equity awards from operating activities to financing activities. The net impact on the Consolidated Statements of Cash Flows was immaterial.

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

ASU 2015-14, Deferral of the Effective Date

ASU 2016-08, Principal versus Agent Considerations

ASU 2016-10, Identifying Performance Obligations and Licensing

ASU 2016-12, Narrow-Scope Improvements and Practical Expedients

ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers

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
January 1, 2018 Early adoption is permitted beginning January 1, 2017.
The Company is evaluating the anticipated effects of these ASUs on the Consolidated Financial Statements and related disclosures. The Company has conducted a comprehensive scoping exercise to determine the revenue streams that are in the scope of these updates. Preliminary results indicate that certain noninterest income financial statement line items, including service charges on deposit accounts, card fees, other charges and fees, investment banking income, trust and investment management income, retail investment services, and other noninterest income, contain revenue streams that are in scope of these updates. Preliminary findings indicate that there may be some changes in the presentation of certain revenues and expenses based on the principal versus agent guidance within these updates; the materiality of these changes is still being assessed. The Company plans to adopt the standards beginning January 1, 2018 and expects to use the modified retrospective method of adoption.

Notes to Consolidated Financial Statements, continued

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

January 1, 2019 Early adoption is permitted.
The adoption of this ASU will result in an increase to the Consolidated Balance Sheets for right-of-use assets and associated lease liabilities for operating leases in which the Company is the lessee. The Company is evaluating the significance and other effects of adoption on the Consolidated Financial Statements and related disclosures.

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

		January 1, 2020 Early adoption is permitted beginning January 1, 2019.	The Company is evaluating the impact the ASU will have on the Company's Consolidated Financial Statements and related disclosures.

NOTE 2 - ACQUISITIONS/DISPOSITIONS
During the years ended December 31, 2016, 2015, and 2014, the Company had the following notable acquisition and disposition:

(Dollars in millions)	Date	Cash (Paid)/Received	Goodwill	Other Intangible Assets		Pre-tax Gain
2016
Acquisition of Pillar	12/15/2016	($197)	$—	$14	[1]	$—
2014
Sale of RidgeWorth	5/30/2014	193	—	—		105
1 Does not include servicing rights acquired.

Acquisition of Pillar
On December 15, 2016, the Company completed the acquisition of substantially all of the assets of the operating subsidiaries of Pillar Financial, LLC, a multi-family agency lending and servicing company with an originate-to-distribute focus that holds licenses with Fannie Mae, Freddie Mac, and the FHA. The acquired assets include Pillar's multi-family lending business, which is comprised of multi-family affordable housing, health care properties, senior housing, and manufactured housing specialty teams. Additionally, the transaction includes Cohen Financial's commercial real estate investor services business, offering loan administration and advisory services, as well as their commercial mortgage brokerage business.
The Company agreed to pay $197 million in cash and incurred an immaterial amount of acquisition-related costs for the acquisition; however, final cash settlement is to occur within 100 days after the acquisition date as specified in the purchase

Notes to Consolidated Financial Statements, continued

agreement, to capture any working capital adjustments. The acquisition of Pillar was accounted for using the acquisition method of accounting. The Company performed a preliminary allocation of the purchase price to the underlying assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, presented in the following table.

(Dollars in millions)	December 15, 2016
Consideration	$197
Pillar purchase price allocation to:
Cash and cash equivalents	$9
LHFI	38
LHFS	182
Commercial mortgage servicing rights	62
Other intangible assets	14
Other assets	8
Other short-term borrowings	(100)
Other liabilities	(16)
Identified net assets acquired at fair value	$197

Goodwill	$—
At the date of acquisition, the UPB of LHFI and LHFS acquired were $38 million and $180 million, respectively, and the related contractual cash flows not expected to be collected were immaterial. At December 31, 2016, the valuation analyses of certain intangible assets acquired were not yet finalized. Review of these items will continue during the measurement period and any further changes to the preliminary purchase price allocation will be recognized as the valuations are finalized and final cash settlement occurs, which could change the amount of the preliminary purchase price allocation to goodwill. Additionally, other intangible assets acquired included $62 million of commercial mortgage servicing rights and $14 million related mainly to agency licenses. See Note 9, "Goodwill and Other Intangible Assets," for additional information regarding the identified intangible assets acquired.
The financial results of Pillar from the acquisition date through December 31, 2016 were immaterial and are reflected in the Wholesale Banking segment for the year ended December 31, 2016.

Sale of RidgeWorth
In 2014, the Company completed the sale of RidgeWorth, its asset management subsidiary with approximately $49.1 billion in assets under management. The Company received cash proceeds of $193 million, removed $96 million in net assets and $23 million in noncontrolling interests, and recognized a pre-tax gain of $105 million in connection with the sale, net of transaction-related expenses.
The Company’s results for the year ended December 31, 2014, included $22 million of income before provision for income taxes related to RidgeWorth, excluding the gain on sale, comprised of $81 million of revenue and $59 million of expense. The financial results of RidgeWorth, including the gain on sale, are reflected in the Corporate Other segment for the year ended December 31, 2014.

There were no other material acquisitions or dispositions during the three years ended December 31, 2016.

NOTE 3 - FEDERAL FUNDS SOLD AND SECURITIES FINANCING ACTIVITIES
Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell
Fed funds sold and securities borrowed or purchased under agreements to resell were as follows:

(Dollars in millions)	December 31, 2016	December 31, 2015
Fed funds sold	$58	$38
Securities borrowed	270	277
Securities purchased under agreements to resell	979	962
Total Fed funds sold and securities borrowed or purchased under agreements to resell	$1,307	$1,277
Securities purchased under agreements to resell are primarily collateralized by U.S. government or agency securities and are carried at the amounts at which the securities will be subsequently resold, plus accrued interest. Securities borrowed are primarily collateralized by corporate securities. The Company borrows securities and purchases securities under agreements to resell as part of its securities financing activities. On the acquisition date of these securities, the Company and the related counterparty agree on the amount of collateral required to secure the principal amount loaned under these arrangements. The Company monitors collateral values daily and calls for additional collateral to be provided as warranted under the respective agreements. At December 31, 2016 and 2015, the total market value of collateral held was $1.3 billion and $1.2 billion, of which $246 million and $73 million was repledged, respectively.

Notes to Consolidated Financial Statements, continued

Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as secured borrowings. The following table presents the Company’s related activity, by collateral type and remaining contractual maturity:

	December 31, 2016				December 31, 2015
(Dollars in millions)	Overnight and Continuous	Up to 30 days	30-90 days	Total	Overnight and Continuous	Up to 30 days	Total
U.S. Treasury securities	$27	$—	$—	$27	$112	$—	$112
Federal agency securities	288	24	—	312	319	—	319
MBS - agency	793	51	—	844	837	23	860
CP	49	—	—	49	49	—	49
Corporate and other debt securities	311	50	40	401	242	72	314
Total securities sold under agreements to repurchase	$1,468	$125	$40	$1,633	$1,559	$95	$1,654

For these securities sold under agreements to repurchase, the Company would be obligated to provide additional collateral in the event of a significant decline in fair value of the collateral pledged. This risk is managed by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.

Netting of Securities - Repurchase and Resell Agreements
The Company has various financial assets and financial liabilities that are subject to enforceable master netting agreements or similar agreements. The Company's derivatives that are subject to enforceable master netting agreements or similar agreements are discussed in Note 17, "Derivative Financial Instruments." The following table presents the Company's securities borrowed or purchased under agreements to resell and securities sold under agreements to repurchase that are subject to MRAs. Generally, MRAs require collateral to exceed the asset or liability recognized on the balance sheet. Transactions subject to these agreements are treated as collateralized financings, and those with a single counterparty are permitted to be presented net on the Company's Consolidated Balance Sheets, provided certain criteria are met that permit balance sheet netting. At December 31, 2016 and 2015, there were no such transactions subject to legally enforceable MRAs that were eligible for balance sheet netting.
The following table includes the amount of collateral pledged or received related to exposures subject to enforceable MRAs. While these agreements are typically over-collateralized, U.S. GAAP requires disclosure in this table to limit the amount of such collateral to the amount of the related recognized asset or liability for each counterparty.

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
December 31, 2016
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,249	$—	$1,249	[1]	$1,241	$8
Financial liabilities:
Securities sold under agreements to repurchase	1,633	—	1,633		1,633	—

December 31, 2015
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,239	$—	$1,239	[1]	$1,229	$10
Financial liabilities:
Securities sold under agreements to repurchase	1,654	—	1,654		1,654	—
1 Excludes $58 million and $38 million of Fed funds sold, which are not subject to a master netting agreement at December 31, 2016 and 2015, respectively.

Notes to Consolidated Financial Statements, continued

NOTE 4 - TRADING ASSETS AND LIABILITIES AND DERIVATIVE INSTRUMENTS

The fair values of the components of trading assets and liabilities and derivative instruments are presented in the following table:

(Dollars in millions)	December 31, 2016	December 31, 2015
Trading Assets and Derivative Instruments:
U.S. Treasury securities	$539	$538
Federal agency securities	480	588
U.S. states and political subdivisions	134	30
MBS - agency	567	553
CLO securities	1	2
Corporate and other debt securities	656	468
CP	140	67
Equity securities	49	66
Derivative instruments [1]	984	1,152
Trading loans [2]	2,517	2,655
Total trading assets and derivative instruments	$6,067	$6,119

Trading Liabilities and Derivative Instruments:
U.S. Treasury securities	$697	$503
MBS - agency	1	37
Corporate and other debt securities	255	259
Derivative instruments [1]	398	464
Total trading liabilities and derivative instruments	$1,351	$1,263
1 Amounts include the impact of offsetting cash collateral received from and paid to the same derivative counterparties, and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists.
2 Includes loans related to TRS.

Various trading and derivative instruments are used as part of the Company’s overall balance sheet management strategies and to support client requirements executed through the Bank and/or STRH, a broker/dealer subsidiary of the Company. The Company manages the potential market volatility associated with trading instruments with appropriate risk management strategies. The size, volume, and nature of the trading products and derivative instruments can vary based on economic conditions as well as client-specific and Company-specific asset or liability positions. Product offerings to clients include debt securities, loans traded in the secondary market, equity securities, derivative contracts, and other similar financial instruments. Other trading-related activities include acting as a market maker for certain debt and equity security transactions, derivative instrument transactions, and foreign exchange transactions. The Company also uses derivatives to manage its interest rate and market risk from non-trading activities. The Company has policies and procedures to manage market risk associated with client trading and non-trading activities, and assumes a limited degree of market risk by managing the size and nature of its exposure. For valuation assumptions and additional information related to the Company's trading products and derivative instruments, see Note 17, “Derivative Financial Instruments,” and the “Trading Assets and Derivative Instruments and Securities Available for Sale” section of Note 18, “Fair Value Election and Measurement.”

Pledged trading assets are presented in the following table:

(Dollars in millions)	December 31, 2016	December 31, 2015
Pledged trading assets to secure repurchase agreements [1]	$968	$986
Pledged trading assets to secure certain derivative agreements	471	393
Pledged trading assets to secure other arrangements	40	40
1 Repurchase agreements secured by collateral totaled $928 million and $950 million at December 31, 2016 and 2015, respectively.

Notes to Consolidated Financial Statements, continued

NOTE 5 – SECURITIES AVAILABLE FOR SALE
Securities Portfolio Composition

	December 31, 2016
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$5,486	$5	$86	$5,405
Federal agency securities	310	5	2	313
U.S. states and political subdivisions	279	5	5	279
MBS - agency	23,642	313	293	23,662
MBS - non-agency residential	71	3	—	74
MBS - non-agency commercial	257	—	5	252
ABS	8	2	—	10
Corporate and other debt securities	34	1	—	35
Other equity securities [1]	642	1	1	642
Total securities AFS	$30,729	$335	$392	$30,672

	December 31, 2015
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$3,460	$3	$14	$3,449
Federal agency securities	402	10	1	411
U.S. states and political subdivisions	156	8	—	164
MBS - agency	22,877	397	150	23,124
MBS - non-agency residential	92	2	—	94
ABS	11	2	1	12
Corporate and other debt securities	37	1	—	38
Other equity securities [1]	533	1	1	533
Total securities AFS	$27,568	$424	$167	$27,825
1 At December 31, 2016, the fair value of other equity securities was comprised of the following: $132 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, $102 million of mutual fund investments, and $6 million of other.
At December 31, 2015, the fair value of other equity securities was comprised of the following: $32 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, $93 million of mutual fund investments, and $6 million of other.

The following table presents interest and dividends on securities AFS:

	Year Ended December 31
(Dollars in millions)	2016	2015	2014
Taxable interest	$630	$552	$565
Tax-exempt interest	6	6	10
Dividends	15	35	38
Total interest and dividends on securities AFS	$651	$593	$613

Securities AFS pledged to secure public deposits, repurchase agreements, trusts, and other funds had a fair value of $2.0 billion and $3.2 billion at December 31, 2016 and 2015, respectively.

Notes to Consolidated Financial Statements, continued

The following table presents the amortized cost, fair value, and weighted average yield of investments in debt securities AFS at December 31, 2016, by remaining contractual maturity, with the exception of MBS and ABS, which are based on estimated average life. Receipt of cash flows may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Distribution of Remaining Maturities
(Dollars in millions)	Due in 1 Year or Less	Due After 1 Year through 5 Years	Due After 5 Years through 10 Years	Due After 10 Years	Total
Amortized Cost:
U.S. Treasury securities	$—	$2,344	$3,142	$—	$5,486
Federal agency securities	114	87	7	102	310
U.S. states and political subdivisions	10	21	83	165	279
MBS - agency	1,889	12,667	8,847	239	23,642
MBS - non-agency residential	—	48	23	—	71
MBS - non-agency commercial	—	12	245	—	257
ABS	7	—	1	—	8
Corporate and other debt securities	15	19	—	—	34
Total debt securities AFS	$2,035	$15,198	$12,348	$506	$30,087
Fair Value:
U.S. Treasury securities	$—	$2,332	$3,073	$—	$5,405
Federal agency securities	114	91	7	101	313
U.S. states and political subdivisions	10	22	86	161	279
MBS - agency	1,989	12,788	8,645	240	23,662
MBS - non-agency residential	—	50	24	—	74
MBS - non-agency commercial	—	12	240	—	252
ABS	8	—	2	—	10
Corporate and other debt securities	16	19	—	—	35
Total debt securities AFS	$2,137	$15,314	$12,077	$502	$30,030
Weighted average yield [1]	3.01%	2.40%	2.42%	3.14%	2.46%
1 Weighted average yields are based on amortized cost.

Securities AFS in an Unrealized Loss Position
The Company held certain investment securities AFS where amortized cost exceeded fair value, resulting in unrealized loss positions. Market changes in interest rates and credit spreads may result in temporary unrealized losses as the market prices of securities fluctuate. At December 31, 2016, the Company did not intend to sell these securities nor was it more-likely-than-not that the Company would be required to sell these securities before their anticipated recovery or maturity. The Company reviewed its portfolio for OTTI in accordance with the accounting policies described in Note 1, "Significant Accounting Policies."

Notes to Consolidated Financial Statements, continued

Securities AFS in an unrealized loss position at period end are presented in the following tables:

	December 31, 2016
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]
Temporarily impaired securities AFS:
U.S. Treasury securities	$4,380	$86	$—	$—	$4,380	$86
Federal agency securities	96	2	3	—	99	2
U.S. states and political subdivisions	149	5	—	—	149	5
MBS - agency	14,622	285	451	8	15,073	293
MBS - non-agency commercial	184	5	—	—	184	5
ABS	—	—	5	—	5	—
Corporate and other debt securities	12	—	—	—	12	—
Other equity securities	—	—	4	1	4	1
Total temporarily impaired securities AFS	19,443	383	463	9	19,906	392
OTTI securities AFS [1]:
MBS - non-agency residential	16	—	—	—	16	—
ABS	—	—	1	—	1	—
Total OTTI securities AFS	16	—	1	—	17	—
Total impaired securities AFS	$19,459	$383	$464	$9	$19,923	$392

	December 31, 2015
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses [2]
Temporarily impaired securities AFS:
U.S. Treasury securities	$2,169	$14	$—	$—	$2,169	$14
Federal agency securities	75	—	34	1	109	1
MBS - agency	11,434	114	958	36	12,392	150
ABS	—	—	7	1	7	1
Other equity securities	3	1	—	—	3	1
Total temporarily impaired securities AFS	13,681	129	999	38	14,680	167
OTTI securities AFS [1]:
ABS	1	—	—	—	1	—
Total OTTI securities AFS	1	—	—	—	1	—
Total impaired securities AFS	$13,682	$129	$999	$38	$14,681	$167
1 OTTI securities AFS are impaired securities for which OTTI credit losses have been previously recognized in earnings.
2 Unrealized losses less than $0.5 million are presented as zero within the table.

At December 31, 2016, temporarily impaired securities AFS that have been in an unrealized loss position for twelve months or longer included agency MBS, federal agency securities, one ABS collateralized by 2004 vintage home equity loans, and one equity security. Unrealized losses on these temporarily impaired agency MBS and federal agency securities were due to market interest rates being higher than the securities' stated coupon rates. The temporarily impaired ABS continues to receive timely principal and interest payments, and is evaluated quarterly for credit impairment. Unrealized losses on securities AFS that relate to factors other than credit are recorded in AOCI, net of tax.

Notes to Consolidated Financial Statements, continued

Realized Gains and Losses and Other-Than-Temporarily Impaired Securities AFS

	Year Ended December 31
(Dollars in millions)	2016	2015	2014
Gross realized gains	$4	$25	$28
Gross realized losses	—	(3)	(42)
OTTI credit losses recognized in earnings	—	(1)	(1)
Net securities gains/(losses)	$4	$21	($15)

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

During the year ended December 31, 2016, there were no credit impairment losses recognized on securities AFS held at the end of the period. During the years ended December 31, 2015 and 2014, credit impairment recognized on securities AFS still held at the end of the period was immaterial. The accumulated balance of OTTI credit losses recognized in earnings on securities AFS held at period end was $23 million at December 31, 2016 and $25 million at both December 31, 2015 and 2014. Subsequent credit losses may be recorded on securities without a corresponding further decline in fair value when there has been a decline in expected cash flows.
The following table presents a summary of the significant inputs used in determining the measurement of OTTI credit losses recognized in earnings for non-agency MBS for the years ended December 31:

	2016 [2]	2015 [1]	2014 [1]
Default rate	N/A	9%	2%
Prepayment rate	N/A	13%	16%
Loss severity	N/A	56%	46%
1 For the year ended December 31, 2015, all OTTI credit losses recognized in earnings related to one non-agency MBS with a fair value of approximately $20 million at December 31, 2015. For the year ended December 31, 2014, all OTTI credit losses recognized in earnings related to one non-agency MBS with a fair value of $16 million at December 31, 2014.
2 "N/A" - Not applicable as there were no OTTI credit losses recognized in earnings for the year ended December 31, 2016.

Assumption ranges represent the lowest and highest lifetime average estimates of each security for which credit losses were recognized in earnings. Ranges may vary from period to period as the securities for which credit losses are recognized vary. Additionally, severity may vary widely when losses are few and large.

Notes to Consolidated Financial Statements, continued

NOTE 6 - LOANS
Composition of Loan Portfolio

(Dollars in millions)	December 31, 2016	December 31, 2015
Commercial loans:
C&I	$69,213	$67,062
CRE	4,996	6,236
Commercial construction	4,015	1,954
Total commercial loans	78,224	75,252
Residential loans:
Residential mortgages - guaranteed	537	629
Residential mortgages - nonguaranteed [1]	26,137	24,744
Residential home equity products	11,912	13,171
Residential construction	404	384
Total residential loans	38,990	38,928
Consumer loans:
Guaranteed student	6,167	4,922
Other direct	7,771	6,127
Indirect	10,736	10,127
Credit cards	1,410	1,086
Total consumer loans	26,084	22,262
LHFI	$143,298	$136,442
LHFS [2]	$4,169	$1,838
1 Includes $222 million and $257 million of LHFI measured at fair value at December 31, 2016 and 2015, respectively.
2 Includes $3.5 billion and $1.5 billion of LHFS measured at fair value at December 31, 2016 and 2015, respectively.
During the years ended December 31, 2016 and 2015, the Company transferred $360 million and $1.8 billion in LHFI to LHFS, and $30 million and $741 million in LHFS to LHFI, respectively. In addition to sales of residential and commercial mortgage LHFS in the normal course of business, the Company sold $1.6 billion and $2.1 billion in loans and leases for net gains of $6 million and $22 million during the years ended December 31, 2016 and 2015, respectively.
During the years ended December 31, 2016 and 2015, the Company's significant loan purchases included $2.2 billion and $1.2 billion of guaranteed student loans, respectively.
At December 31, 2016 and 2015, the Company had $22.6 billion and $23.6 billion of net eligible loan collateral pledged to the Federal Reserve discount window to support $17.0 billion and $17.2 billion of available, unused borrowing capacity, respectively.
At December 31, 2016 and 2015, the Company had $36.9 billion and $33.7 billion of net eligible loan collateral pledged to the FHLB of Atlanta to support $31.9 billion and $28.5 billion of available borrowing capacity, respectively. The available FHLB borrowing capacity at December 31, 2016 was used to support $2.8 billion of long-term debt and $7.3 billion of letters of credit issued on the Company's behalf. At December 31, 2015, the available FHLB borrowing capacity was used to support $408 million of long-term debt and $6.7 billion of letters of credit issued on the Company's behalf.

Credit Quality Evaluation
The Company evaluates the credit quality of its loan portfolio by employing a dual internal risk rating system, which assigns both PD and LGD ratings to derive expected losses. Assignment of these ratings are predicated upon numerous factors, including consumer credit risk scores, rating agency information, borrower/guarantor financial capacity, LTV ratios, collateral type, debt service coverage ratios, collection experience, other internal metrics/analyses, and/or qualitative assessments.
For the commercial portfolio, the Company believes that the most appropriate credit quality indicator is an individual loan’s risk assessment expressed according to the broad regulatory agency classifications of Pass or Criticized. The Company conforms to the following regulatory classifications for Criticized assets: Other Assets Especially Mentioned (or Special Mention), Adversely Classified, Doubtful, and Loss. However, for the purposes of disclosure, management believes the most meaningful distinction within the Criticized categories is between Criticized accruing (which includes Special Mention and a portion of Adversely Classified) and Criticized nonaccruing (which includes a portion of Adversely Classified and Doubtful and Loss). This distinction identifies those relatively higher risk loans for which there is a basis to believe that the Company will not collect all amounts due under those loan agreements. The Company's risk rating system is more granular, with multiple risk ratings in both the Pass and Criticized categories. Pass ratings reflect relatively low PDs, whereas, Criticized assets have higher PDs. The granularity in Pass ratings assists in establishing pricing, loan structures, approval requirements, reserves, and ongoing credit management requirements. Commercial risk ratings are refreshed at least annually, or more frequently as appropriate, based upon considerations such as market conditions, borrower characteristics, and portfolio trends. Additionally, management routinely reviews portfolio risk ratings, trends, and concentrations to support risk identification and mitigation activities. The increase in Criticized accruing and nonaccruing C&I loans at December 31, 2016 compared to December 31, 2015, as presented in the following risk rating table, was driven primarily by downgrades of loans in the energy industry vertical.
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
For government-guaranteed loans, the Company monitors the credit quality based primarily on delinquency status, as it is a more relevant indicator of credit quality due to the government guarantee. At December 31, 2016 and 2015, 29% and 31%, respectively, of the guaranteed residential loan portfolio was current with respect to payments. At December 31, 2016 and 2015, 75% and 78%, respectively, of the guaranteed student loan portfolio was current with respect to payments. The Company's loss exposure on guaranteed residential and student loans is mitigated by the government guarantee.

Notes to Consolidated Financial Statements, continued

LHFI by credit quality indicator are presented in the following tables:

	Commercial Loans
	C&I		CRE		Commercial Construction
(Dollars in millions)	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Risk rating:
Pass	$66,920	$65,379	$4,574	$6,067	$3,914	$1,931
Criticized accruing	1,903	1,375	415	158	84	23
Criticized nonaccruing	390	308	7	11	17	—
Total	$69,213	$67,062	$4,996	$6,236	$4,015	$1,954

	Residential Loans [1]
	Residential Mortgages - Nonguaranteed		Residential Home Equity Products		Residential Construction
(Dollars in millions)	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Current FICO score range:
700 and above	$22,194	$20,422	$9,826	$10,772	$292	$313
620 - 699	3,042	3,262	1,540	1,741	96	58
Below 620 [2]	901	1,060	546	658	16	13
Total	$26,137	$24,744	$11,912	$13,171	$404	$384

	Consumer Loans [3]
	Other Direct		Indirect		Credit Cards
(Dollars in millions)	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Current FICO score range:
700 and above	$7,008	$5,501	$7,642	$7,015	$974	$759
620 - 699	703	576	2,381	2,481	351	265
Below 620 [2]	60	50	713	631	85	62
Total	$7,771	$6,127	$10,736	$10,127	$1,410	$1,086
1 Excludes $537 million and $629 million of guaranteed residential loans at December 31, 2016 and 2015, respectively.
2 For substantially all loans with refreshed FICO scores below 620, the borrower’s FICO score at the time of origination exceeded 620 but has since deteriorated as the loan has seasoned.
3 Excludes $6.2 billion and $4.9 billion of guaranteed student loans at December 31, 2016 and 2015, respectively.

Notes to Consolidated Financial Statements, continued

The payment status for the LHFI portfolio is presented in the following tables:

	December 31, 2016
(Dollars in millions)	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing [2]	Total
Commercial loans:
C&I	$68,776	$35	$12	$390	$69,213
CRE	4,988	1	—	7	4,996
Commercial construction	3,998	—	—	17	4,015
Total commercial loans	77,762	36	12	414	78,224
Residential loans:
Residential mortgages - guaranteed	155	55	327	—	537
Residential mortgages - nonguaranteed [1]	25,869	84	7	177	26,137
Residential home equity products	11,596	81	—	235	11,912
Residential construction	389	3	—	12	404
Total residential loans	38,009	223	334	424	38,990
Consumer loans:
Guaranteed student	4,637	603	927	—	6,167
Other direct	7,726	35	4	6	7,771
Indirect	10,608	126	1	1	10,736
Credit cards	1,388	12	10	—	1,410
Total consumer loans	24,359	776	942	7	26,084
Total LHFI	$140,130	$1,035	$1,288	$845	$143,298
1 Includes $222 million of loans measured at fair value, the majority of which were accruing current.
2 Nonaccruing loans past due 90 days or more totaled $360 million. Nonaccruing loans past due fewer than 90 days include modified nonaccrual loans reported as TDRs, performing second lien loans where the first lien loan is nonperforming, and certain energy-related commercial loans.

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

Notes to Consolidated Financial Statements, continued

Impaired Loans
A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the agreement. Commercial nonaccrual loans greater than $3 million and certain commercial, residential, and consumer loans whose terms have been modified in a TDR are individually evaluated for impairment. Smaller-balance homogeneous loans that are collectively evaluated for impairment and loans measured at fair value are not included in the following tables. Additionally, the following tables exclude guaranteed consumer student loans and guaranteed residential mortgages for which there was nominal risk of principal loss.

	December 31, 2016					December 31, 2015
(Dollars in millions)	Unpaid Principal Balance		Amortized Cost [1]		Related Allowance	Unpaid Principal Balance	Amortized Cost [1]	Related Allowance
Impaired loans with no related allowance recorded:
Commercial loans:
C&I	$266		$214		$—	$55	$42	$—
CRE	—		—		—	11	9	—
Total commercial loans	266		214		—	66	51	—
Residential loans:
Residential mortgages - nonguaranteed	466		360		—	500	380	—
Residential construction	16		8		—	29	8	—
Total residential loans	482		368		—	529	388	—

Impaired loans with an allowance recorded:
Commercial loans:
C&I	225		151		31	173	167	28
CRE	26		17		2	—	—	—
Total commercial loans	251		168		33	173	167	28
Residential loans:
Residential mortgages - nonguaranteed	1,277		1,248		150	1,381	1,344	178
Residential home equity products	863		795		54	740	670	60
Residential construction	109		107		11	127	125	14
Total residential loans	2,249		2,150		215	2,248	2,139	252
Consumer loans:
Other direct	59	[2]	59	[2]	1	11	11	1
Indirect	103		103		5	114	114	5
Credit cards	24		6		1	24	6	1
Total consumer loans	186		168		7	149	131	7
Total impaired loans	$3,434		$3,068		$255	$3,165	$2,876	$287
1 Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to adjust the net book balance.
2 Includes $41 million of TDRs that were modified prior to 2016 and reclassified as TDRs in the fourth quarter of 2016.

Included in the impaired loan balances above at December 31, 2016 and 2015 were $2.5 billion and $2.6 billion, respectively, of accruing TDRs at amortized cost, of which 97% were current. See Note 1, “Significant Accounting Policies,” for further information regarding the Company’s loan impairment policy.

Notes to Consolidated Financial Statements, continued

	Year Ended December 31
	2016		2015		2014
(Dollars in millions)	Average Amortized Cost	Interest Income Recognized[1]	Average Amortized Cost	Interest Income Recognized[1]	Average Amortized Cost	Interest Income Recognized [1]
Impaired loans with no related allowance recorded:
Commercial loans:
C&I	$169	$3	$58	$2	$84	$1
CRE	—	—	10	—	11	1
Total commercial loans	169	3	68	2	95	2
Residential loans:
Residential mortgages - nonguaranteed	370	16	390	17	437	17
Residential construction	8	—	11	—	12	—
Total residential loans	378	16	401	17	449	17

Impaired loans with an allowance recorded:
Commercial loans:
C&I	170	1	147	5	16	1
CRE	25	1	—	—	5	—
Total commercial loans	195	2	147	5	21	1
Residential loans:
Residential mortgages - nonguaranteed	1,251	64	1,349	65	1,357	78
Residential home equity products	812	29	682	28	644	27
Residential construction	110	6	125	8	144	8
Total residential loans	2,173	99	2,156	101	2,145	113
Consumer loans:
Other direct	10	1	12	—	14	—
Indirect	114	6	125	6	113	5
Credit cards	6	1	7	1	10	1
Total consumer loans	130	8	144	7	137	6
Total impaired loans	$3,045	$128	$2,916	$132	$2,847	$139
1 Of the interest income recognized during the years ended December 31, 2016, 2015, and 2014, cash basis interest income was $4 million, $7 million, and $4 million respectively.

Notes to Consolidated Financial Statements, continued

NPAs are presented in the following table:

(Dollars in millions)	December 31, 2016	December 31, 2015
Nonaccrual/NPLs:
Commercial loans:
C&I	$390	$308
CRE	7	11
Commercial construction	17	—
Residential loans:
Residential mortgages - nonguaranteed	177	183
Residential home equity products	235	145
Residential construction	12	16
Consumer loans:
Other direct	6	6
Indirect	1	3
Total nonaccrual/NPLs [1]	845	672
OREO [2]	60	56
Other repossessed assets	14	7
Total NPAs	$919	$735
1 Nonaccruing restructured loans are included in total nonaccrual/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets in the Consolidated Balance Sheets until the property is conveyed and the funds are received. The receivable related to proceeds due from the FHA or the VA totaled $50 million and $52 million at December 31, 2016 and 2015, respectively.

The Company's recorded investment of nonaccruing loans secured by residential real estate properties for which formal foreclosure proceedings are in process at December 31, 2016 and 2015 was $85 million and $112 million, respectively. The Company's recorded investment of accruing loans secured by residential real estate properties for which formal foreclosure proceedings are in process at December 31, 2016 and 2015 was $122 million and $152 million, of which $114 million and $141 million were insured by the FHA or the VA, respectively.

At December 31, 2016, OREO included $50 million of foreclosed residential real estate properties and $7 million of foreclosed commercial real estate properties, with the remainder related to land.
At December 31, 2015, OREO included $39 million of foreclosed residential real estate properties and $11 million of foreclosed commercial real estate properties, with the remainder related to land.

Notes to Consolidated Financial Statements, continued

Restructured Loans
A TDR is a loan for which the Company has granted an economic concession to the borrower, in response to certain instances of financial difficulty experienced by the borrower, that the Company would not have considered otherwise. When a loan is modified under the terms of a TDR, the Company typically offers the borrower an extension of the loan maturity date and/or a reduction in the original contractual interest rate. In certain situations, the Company may offer to restructure a loan in a manner that ultimately results in the forgiveness of a contractually specified principal balance.
At December 31, 2016 and 2015, the Company had $29 million and $4 million, respectively, of commitments to lend additional funds to debtors whose terms have been modified in a TDR. The number and amortized cost of loans modified under the terms of a TDR, by type of modification, are presented in the following tables:

	2016 [1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	144	$—	$2	$134	$136
CRE	4	—	—	—	—
Commercial construction	1	—	—	—	—
Residential loans:
Residential mortgages - nonguaranteed	931	3	82	10	95
Residential home equity products	3,448	—	10	243	253
Residential construction	63	—	—	—	—
Consumer loans:
Other direct [3]	4,021	—	—	50	50
Indirect	3,141	—	—	37	37
Credit cards	719	—	3	—	3
Total TDRs	12,472	$3	$97	$474	$574
1 Includes loans modified under the terms of a TDR that were charged-off during the period.
2 Restructured loans which had forgiveness of amounts contractually due under the terms of the loan may have had other concessions including rate modifications and/or term extensions. The total amount of charge-offs associated with principal forgiveness during the year ended December 31, 2016 was immaterial.
3 Includes 3,321 loans with an amortized cost of $41 million that were modified prior to 2016 and reclassified as TDRs in the fourth quarter of 2016.

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

Notes to Consolidated Financial Statements, continued

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

The following table presents TDRs that have defaulted during the year ended December 31, 2016 that were first modified within the previous 12 months.

	Year Ended December 31, 2016
(Dollars in millions)	Number of Loans	Amortized Cost
Commercial loans:
C&I	22	$15
Residential loans:
Residential mortgages	55	11
Residential home equity products	137	10
Consumer loans:
Other direct	20	—
Indirect	117	1
Credit cards	97	—
Total TDRs	448	$37

The following table presents TDRs that have defaulted during the year ended December 31, 2015 that were first modified within the previous 12 months.

	Year Ended December 31, 2015
(Dollars in millions)	Number of Loans	Amortized Cost
Commercial loans:
C&I	34	$1
Residential loans:
Residential mortgages	120	16
Residential home equity products	138	6
Consumer loans:
Other direct	5	—
Indirect	171	2
Credit cards	84	—
Total TDRs	552	$25

The following table presents TDRs that have defaulted during the year ended December 31, 2014 that were first modified within the previous 12 months.

	Year Ended December 31, 2014
(Dollars in millions)	Number of Loans	Amortized Cost
Commercial loans:
C&I	78	$10
Residential loans:
Residential mortgages	158	19
Home equity products	101	5
Residential construction	6	—
Consumer loans:
Other direct	9	—
Indirect	181	1
Credit cards	145	1
Total TDRs	678	$36
The majority of loans that were modified and subsequently became 90 days or more delinquent have remained on nonaccrual status since the time of delinquency.

Concentrations of Credit Risk
The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. However, a geographic concentration arises because the Company operates primarily within Florida, Georgia, Maryland, North Carolina, and Virginia. The Company engages in limited international banking activities. The Company’s total cross-border outstanding loans were $2.2 billion and $1.6 billion at December 31, 2016 and 2015, respectively.
With respect to collateral concentration, at December 31, 2016, the Company owned $39.0 billion in loans secured by residential real estate, representing 27% of total LHFI. Additionally, the Company had $10.3 billion in commitments to extend credit on home equity lines and $4.2 billion in residential

Notes to Consolidated Financial Statements, continued

mortgage loan commitments outstanding at December 31, 2016. At December 31, 2015, the Company owned $38.9 billion in loans secured by residential real estate, representing 29% of total LHFI, and had $10.5 billion in commitments to extend credit on home equity lines and $3.2 billion in residential mortgage loan commitments outstanding. At December 31, 2016 and December 31, 2015, 1% and 2% of residential loans owned were guaranteed by a federal agency or a GSE, respectively.
The following table presents loans in the residential mortgage portfolio that included a high original LTV ratio (in excess of 80%), an interest only feature, and/or a second lien position that may increase the Company's exposure to credit risk and result in a concentration of credit risk. At December 31, 2016 and December 31, 2015, the current weighted average FICO score for the borrowers of these loans was 751 and 745, respectively.

(Dollars in millions)	December 31, 2016	December 31, 2015
Interest only mortgages with MI or with combined original LTV ≤ 80% [1]	$845	$1,563
Interest only mortgages with no MI and with combined original LTV > 80% [1]	279	547
Total interest only mortgages [1]	1,124	2,110
Amortizing mortgages with combined original LTV > 80% and/or second liens [2]	9,198	8,366
Total mortgages with potential concentration of credit risk	$10,322	$10,476
1 Comprised of first and/or second liens, primarily with an initial 10 year interest only period.
2 Comprised of loans with no MI.

NOTE 7 - ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the unfunded commitments reserve. Activity in the allowance for credit losses is summarized in the following table:

	Year Ended December 31
(Dollars in millions)	2016	2015	2014
Balance, beginning of period	$1,815	$1,991	$2,094
Provision for loan losses	440	156	338
Provision for unfunded commitments	4	9	4
Loan charge-offs	(591)	(470)	(607)
Loan recoveries	108	129	162
Balance, end of period	$1,776	$1,815	$1,991

Components:
ALLL	$1,709	$1,752	$1,937
Unfunded commitments reserve [1]	67	63	54
Allowance for credit losses	$1,776	$1,815	$1,991
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.

Activity in the ALLL by loan segment is presented in the following tables:

	Year Ended December 31, 2016
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance, beginning of period	$1,047	$534	$171	$1,752
Provision/(benefit) for loan losses	329	(59)	170	440
Loan charge-offs	(287)	(136)	(168)	(591)
Loan recoveries	35	30	43	108
Balance, end of period	$1,124	$369	$216	$1,709

	Year Ended December 31, 2015
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance, beginning of period	$986	$777	$174	$1,937
Provision/(benefit) for loan losses	133	(67)	90	156
Loan charge-offs	(117)	(218)	(135)	(470)
Loan recoveries	45	42	42	129
Balance, end of period	$1,047	$534	$171	$1,752

Notes to Consolidated Financial Statements, continued

As discussed in Note 1, “Significant Accounting Policies,” the ALLL is composed of both specific allowances for certain nonaccrual loans and TDRs and general allowances for groups of loans with similar risk characteristics. No allowance is required for loans measured at fair value. Additionally, the Company records an immaterial allowance for loan products that are guaranteed by government agencies, as there is nominal risk of principal loss.

The Company’s LHFI portfolio and related ALLL is presented in the following tables:

	December 31, 2016
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	ALLL	Carrying Value	ALLL	Carrying Value	ALLL	Carrying Value	ALLL
Individually evaluated	$382	$33	$2,518	$215	$168	$7	$3,068	$255
Collectively evaluated	77,842	1,091	36,250	154	25,916	209	140,008	1,454
Total evaluated	78,224	1,124	38,768	369	26,084	216	143,076	1,709
LHFI at fair value	—	—	222	—	—	—	222	—
Total LHFI	$78,224	$1,124	$38,990	$369	$26,084	$216	$143,298	$1,709

	December 31, 2015
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	ALLL	Carrying Value	ALLL	Carrying Value	ALLL	Carrying Value	ALLL
Individually evaluated	$218	$28	$2,527	$252	$131	$7	$2,876	$287
Collectively evaluated	75,034	1,019	36,144	282	22,131	164	133,309	1,465
Total evaluated	75,252	1,047	38,671	534	22,262	171	136,185	1,752
LHFI at fair value	—	—	257	—	—	—	257	—
Total LHFI	$75,252	$1,047	$38,928	$534	$22,262	$171	$136,442	$1,752

NOTE 8 - PREMISES AND EQUIPMENT
Premises and equipment at December 31 consisted of the following:

(Dollars in millions)	Useful Life (in years)	2016	2015
Land	Indefinite	$320	$330
Buildings and improvements	1 - 40	1,028	1,073
Leasehold improvements	1 - 30	645	636
Furniture and equipment	1 - 20	1,492	1,463
Construction in progress		357	249
Total premises and equipment		3,842	3,751
Less: Accumulated depreciation and amortization		2,286	2,249
Premises and equipment, net		$1,556	$1,502

None of the Company's premises and equipment was subject to mortgage indebtedness (included in long-term debt) at December 31, 2016 and 2015. Net capital leases included in net premises and equipment was immaterial at both December 31, 2016 and 2015. Aggregate rent expense (principally for offices), including any contingent rent expense and sublease income, totaled $202 million, $200 million, and $206 million for the years ended December 31, 2016, 2015, and 2014, respectively. Depreciation and amortization expense on premises and equipment for the years ended December 31, 2016, 2015, and 2014 totaled $179 million, $175 million, and $176 million, respectively.

Notes to Consolidated Financial Statements, continued

The Company previously completed sale-leaseback transactions consisting of branch properties and various individual office buildings. Upon completion of these transactions, the Company recognized a portion of the resulting gains and deferred the remainder to be recognized ratably over the expected term of the lease, predominantly 10 years, as an offset to net occupancy expense. To the extent that terms on these leases are extended, the remaining deferred gain would be amortized over the new lease term. Amortization of deferred gains on sale-leaseback transactions was $43 million, $54 million, and $53 million for the years ended December 31, 2016, 2015, and 2014, respectively. At December 31, 2016 and 2015, the remaining deferred gain associated with sale-leaseback transactions was $67 million and $108 million, respectively.
The Company has various obligations under capital leases and noncancelable operating leases for premises and equipment.

The leases predominantly expire over the next 13 years, with the longest expiring in 2081. Many of these leases provide for periodic adjustment of rentals based on changes in various economic indicators, while others also include a renewal option.
The following table presents future minimum payments under noncancelable operating leases, net of sublease rentals, with initial terms in excess of one year at December 31, 2016.

(Dollars in millions)	Operating Leases
2017	$205
2018	193
2019	179
2020	159
2021	148
Thereafter	727
Total minimum lease payments	$1,611

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
The Company performed goodwill impairment analyses for its Wholesale Banking and Consumer Banking and Private Wealth Management reporting units as of October 1, 2016, October 1, 2015, and September 30, 2015. Based on the results of the impairment analyses, the Company concluded that the fair values of the reporting units exceed their respective carrying values; therefore, there was no goodwill impairment. The Company monitored events and circumstances during the fourth quarter of 2016 and did not observe any factors that would more-likely-than-not reduce the fair value of a reporting unit below its respective carrying value.
There were no material changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2016, as presented in the following table. There were no changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2015.

(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Total
Balance, January 1, 2016	$4,262	$2,075	$6,337
Acquisition of Pillar	—	—	—
Balance, December 31, 2016	$4,262	$2,075	$6,337

Notes to Consolidated Financial Statements, continued

Other Intangible Assets
Changes in the carrying amounts of other intangible assets for the years ended December 31 are presented in the following table:

(Dollars in millions)	MSRs - Fair Value	Other	Total
Balance, January 1, 2016	$1,307	$18	$1,325
Amortization [1]	—	(9)	(9)
Servicing rights originated	312	—	312
Servicing rights purchased	200	—	200
Servicing rights acquired in Pillar acquisition	—	62	62
Other intangible assets acquired in Pillar acquisition [2]	—	14	14
Changes in fair value:
Due to changes in inputs and assumptions [3]	(13)	—	(13)
Other changes in fair value [4]	(232)	—	(232)
Servicing rights sold	(2)	—	(2)
Balance, December 31, 2016	$1,572	$85	$1,657

Balance, January 1, 2015	$1,206	$13	$1,219
Amortization [1]	—	(8)	(8)
Servicing rights originated	238	13	251
Servicing rights purchased	109	—	109
Changes in fair value:
Due to changes in inputs and assumptions [3]	(32)	—	(32)
Other changes in fair value [4]	(210)	—	(210)
Servicing rights sold	(4)	—	(4)
Balance, December 31, 2015	$1,307	$18	$1,325
1 Does not include expense associated with non-qualified community development investments. See Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," for additional information.
2 The majority of these other intangible assets acquired from Pillar relate to indefinite-lived agency licenses. See Note 2, "Acquisitions/Dispositions," for additional information.
3 Primarily reflects changes in option adjusted spreads and prepayment speed assumptions, due to changes in interest rates.
4 Represents changes due to the collection of expected cash flows, net of accretion due to the passage of time.

The Company's estimated future amortization of intangible assets at December 31, 2016 is presented in the following table:

(Dollars in millions)
2017	$15
2018	12
2019	9
2020	9
2021	7
Thereafter	23
Total [1]	$75
1 Does not include indefinite-lived intangible assets of $10 million.

Servicing Rights
The Company acquires servicing rights and retains servicing rights for certain of its sales or securitizations of residential mortgage, consumer indirect, and commercial loans. MSRs on residential mortgage loans and servicing rights on commercial and consumer indirect loans are the only servicing assets capitalized by the Company and are classified within other intangible assets on the Company's Consolidated Balance Sheets.

Residential Mortgage Servicing Rights
Income earned by the Company on its residential MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs. Such income earned for the years ended December 31, 2016, 2015, and 2014 was $366 million, $347 million, and $329 million, respectively. These amounts are reported in mortgage servicing related income in the Consolidated Statements of Income.
At December 31, 2016 and 2015, the total UPB of residential mortgage loans serviced was $160.2 billion and $148.2 billion, respectively. Included in these amounts were $129.6 billion and $121.0 billion at December 31, 2016 and 2015, respectively, of loans serviced for third parties. The Company purchased MSRs on residential loans with a UPB of $19.7 billion during the year ended December 31, 2016, $13.8 billion of which are reflected in the UPB amounts above and the transfer of servicing for the majority of the remainder is scheduled for the first quarter of 2017. The Company purchased MSRs on residential loans with a UPB of $10.3 billion during the year ended December 31, 2015. During the years ended December 31, 2016 and 2015, the Company sold MSRs on residential loans, at a price approximating their fair value, with a UPB of $575 million and $803 million, respectively.

Notes to Consolidated Financial Statements, continued

The Company measures the fair value of its residential MSRs using a valuation model that calculates the present value of estimated future net servicing income using prepayment projections, spreads, and other assumptions. Senior management and the STM valuation committee review all significant assumptions at least quarterly, comparing these inputs to various sources of market data. Changes to valuation model inputs are reflected in the periods' results. See Note 18, “Fair Value Election and Measurement,” for further information regarding the Company's MSR valuation methodology.
A summary of the key inputs used to estimate the fair value of the Company’s residential MSRs at December 31, 2016 and 2015, and the sensitivity of the fair values to immediate 10% and 20% adverse changes in those inputs, are presented in the following table.

(Dollars in millions)	December 31, 2016	December 31, 2015
Fair value of MSRs	$1,572	$1,307
Prepayment rate assumption (annual)	9%	10%
Decline in fair value from 10% adverse change	$50	$49
Decline in fair value from 20% adverse change	97	94
Option adjusted spread (annual)	8%	8%
Decline in fair value from 10% adverse change	$63	$64
Decline in fair value from 20% adverse change	122	123
Weighted-average life (in years)	7.0	6.6
Weighted-average coupon	4.0%	4.1%
These residential MSR sensitivities are hypothetical and should be used with caution. Changes in fair value based on variations in assumptions generally cannot be extrapolated because (i) the relationship of the change in an assumption to the change in fair value may not be linear and (ii) changes in one assumption may result in changes in another, which might magnify or counteract the sensitivities. The sensitivities do not reflect the effect of hedging activity undertaken by the Company to offset changes in the fair value of MSRs. See Note 17, “Derivative Financial Instruments,” for further information regarding these hedging activities.
Consumer Loan Servicing Rights
In June 2015, the Company completed the securitization of $1.0 billion of indirect auto loans, with servicing rights retained, and recognized a $13 million servicing asset at the time of sale. See Note 10, “Certain Transfers of Financial Assets and Variable Interest Entities,” for additional information on the Company's securitization transactions.
Income earned by the Company on its consumer loan servicing rights is derived primarily from contractually specified servicing fees and other ancillary fees. Such income earned for the years ended December 31, 2016 and 2015 was $7 million and $5 million, respectively, and is reported in other noninterest income in the Consolidated Statements of Income. There was no income earned on consumer loan servicing rights for the year ended December 31, 2014.
At December 31, 2016 and 2015, the total UPB of consumer indirect loans serviced for third parties was $512 million and $807 million, respectively. No consumer loan servicing rights were purchased or sold during the years ended December 31, 2016 and 2015.
Consumer loan servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The Company calculates the fair value of consumer servicing rights using a valuation model that calculates the present value of estimated future net servicing income considering prepayment projections and other assumptions. Impairment, if any, is recognized when changes in valuation model inputs reflect a fair value for the servicing asset that is below its respective carrying value. At December 31, 2016 and 2015, the amortized cost of the Company's consumer loan servicing rights was $4 million and $9 million, respectively.
Commercial Mortgage Servicing Rights
In December 2016, the Company completed the acquisition of substantially all of the assets of the operating subsidiaries of Pillar, and as a result, the Company recognized a $62 million servicing asset. See Note 2, "Acquisitions/Dispositions," for additional information on the Pillar acquisition.
Income earned by the Company on its commercial mortgage servicing rights is derived primarily from contractually specified servicing fees and other ancillary fees. Such income earned for the year ended December 31, 2016 was immaterial and is reported in other noninterest income in the Consolidated Statements of Income. There was no income earned on commercial mortgage servicing rights for the years ended December 31, 2015 and 2014.
At December 31, 2016, the total UPB of commercial mortgage loans serviced for third parties was $4.8 billion. No commercial mortgage servicing rights were purchased or sold during the years ended December 31, 2016 and 2015 (other than those that were acquired as part of the Pillar acquisition).
Commercial mortgage servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The Company calculates the fair value of commercial servicing rights using a third party valuation model that calculates the present value of estimated future net servicing income, considering prepayment projections and other assumptions. Impairment, if any, is recognized when the carrying value of the servicing asset exceeds the fair value at the measurement date. At December 31, 2016, the amortized cost and weighted average amortization period of the Company's commercial mortgage servicing rights were $62 million and 7.0 years, respectively.

Notes to Consolidated Financial Statements, continued

NOTE 10 - CERTAIN TRANSFERS OF FINANCIAL ASSETS AND VARIABLE INTEREST ENTITIES
The Company has transferred loans and securities in sale or securitization transactions for which the Company retains certain beneficial interests, servicing rights, and/or recourse for Fannie Mae commercial mortgage loan sales. These transfers of financial assets include certain residential mortgage loans, commercial and corporate loans, and consumer loans, as discussed in the following section, "Transfers of Financial Assets." Cash receipts on beneficial interests held related to these transfers were $12 million, $19 million, and $21 million for the years ended December 31, 2016, 2015, and 2014, respectively. The servicing fees related to these asset transfers (excluding servicing fees for residential mortgage loan transfers to GSEs, which are discussed in Note 9, “Goodwill and Other Intangible Assets”) were immaterial for each of the years ended December 31, 2016, 2015, and 2014.
When a transfer or other transaction occurs with a VIE, the Company first determines whether it has a VI in the VIE. A VI is typically in the form of securities representing retained interests in transferred assets and, at times, servicing rights and/or collateral management fees, and for commercial mortgage loans sold to Fannie Mae, the loss share guarantee. When determining whether to consolidate the VIE, the Company evaluates whether it is a primary beneficiary which has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE.
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
Except as specifically noted herein, the Company is not required to provide additional financial support to any of the entities to which the Company has transferred financial assets, nor has the Company provided any support it was not otherwise obligated to provide. No events occurred during the year ended December 31, 2016 that changed the Company’s previous conclusions regarding whether it is the primary beneficiary of the VIEs described herein. Furthermore, no events occurred during the year ended December 31, 2016 that changed the Company’s sale conclusion with regards to previously transferred residential mortgage loans, indirect auto loans, student loans, or commercial and corporate loans.
Transfers of Financial Assets
The following discussion summarizes transfers of financial assets to entities for which the Company has retained some level of continuing involvement.
Residential Mortgage Loans
The Company typically transfers first lien residential mortgage loans in conjunction with Ginnie Mae, Fannie Mae, and Freddie Mac securitization transactions, whereby the loans are exchanged for cash or securities that are readily redeemable for cash, and servicing rights are retained.
The Company sold residential mortgage loans to Ginnie Mae, Fannie Mae, and Freddie Mac, which resulted in pre-tax net gains of $331 million, $232 million, and $224 million for the years ended December 31, 2016, 2015, and 2014, respectively. The Company has made certain representations and warranties with respect to the transfer of these loans. See Note 16, “Guarantees,” for additional information regarding representations and warranties.
In a limited number of securitizations, the Company has received securities in addition to cash in exchange for the transferred loans, while also retaining servicing rights. The securities received are measured at fair value and classified as securities AFS. At December 31, 2016 and 2015, the fair value of securities received totaled $30 million and $38 million, respectively.
The Company evaluates securitization entities in which it has a VI for potential consolidation under the VIE consolidation model. Notwithstanding the Company's role as servicer, the Company typically does not have power over the securitization entities as a result of rights held by the master servicer. In certain transactions, the Company does have power as the servicer, but does not have an obligation to absorb losses, or the right to receive benefits, that could potentially be significant. In all such cases, the Company does not consolidate the securitization entity. Total assets of the unconsolidated entities in which the Company has a VI were $203 million and $241 million at December 31, 2016 and 2015, respectively.
The Company’s maximum exposure to loss related to these unconsolidated residential mortgage loan securitizations is comprised of the loss of value of any interests it retains, which was $30 million and $37 million at December 31, 2016 and 2015, respectively, and any repurchase obligations or other losses it incurs as a result of any guarantees related to these securitizations, which is discussed further in Note 16, “Guarantees.”
Commercial and Corporate Loans
In connection with the Pillar acquisition completed in December 2016, the Company acquired licenses and approvals to originate and sell certain commercial mortgage loans to Fannie Mae and Freddie Mac, to originate FHA insured loans, and to issue and sell Ginnie Mae commercial MBS backed by FHA insured loans. During 2016, the Company transferred $19 million in commercial loans to securitization entities sponsored by these agencies, with no associated gain or loss recognized. The loans are exchanged for cash or securities that are readily redeemable for cash, with servicing rights retained. The Company did not retain any debt or equity interests in the securitization entities and the fees received for servicing do not represent a VI; therefore, the Company does not consolidate the securitization entities. The Company has made certain representations and warranties with respect to the transfer of these loans and has entered into a loss share guarantee related to certain loans transferred to Fannie Mae. See Note 16, “Guarantees,” for additional information regarding the commercial mortgage loan loss share guarantee.

Notes to Consolidated Financial Statements, continued

The Company holds CLOs issued by securitization entities that own commercial leveraged loans and bonds, certain of which were transferred to the entities by the Company. The Company has determined that these entities are VIEs and that it is not the primary beneficiary of these entities because it does not possess the power to direct the activities that most significantly impact the economic performance of the entities. Total assets at December 31, 2016 and 2015, of unconsolidated entities in which the Company has a VI were $185 million and $525 million, respectively. Total liabilities at December 31, 2016 and 2015, of unconsolidated entities in which the Company has a VI were $159 million and $482 million, respectively. The Company's holdings, which represents its maximum exposure to loss, was an immaterial amount of preference share exposure at December 31, 2016, and immaterial amounts of preference share exposure and senior debt exposure at December 31, 2015.

Consumer Loans
Guaranteed Student Loans
The Company has securitized government-guaranteed student loans through a transfer of loans to a securitization entity and retained the residual interest in the entity. The Company concluded that this entity should be consolidated because the Company has (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses, and the right to receive benefits, that could potentially be significant. At December 31, 2016 and 2015, the Company’s Consolidated Balance Sheets reflected $225 million and $262 million of assets held by the securitization entity and $222 million and $259 million of debt issued by the entity, respectively.
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
To the extent that losses on the transferred loans are the result of a breach of representations and warranties related to either the initial transfer or the Company's ongoing servicing responsibilities, the Company may be obligated to either cure the breach or repurchase the affected loans. The Company’s maximum exposure to loss related to the loans transferred to the securitization entity would arise from a breach of representations and warranties and/or a breach of the Company's servicing obligations. Potential losses suffered by the securitization entity that the Company may be liable for are limited to approximately $512 million, which is the total remaining UPB of transferred loans and the carrying value of the servicing asset.

Notes to Consolidated Financial Statements, continued

The Company's total managed loans, including the LHFI portfolio and other transferred loans (securitized and unsecuritized), are presented in the following table by portfolio balance and delinquency status (accruing loans 90 days or more past due and all nonaccrual loans) at December 31, 2016 and 2015, as well as the related net charge-offs for the years ended December 31, 2016 and 2015.

	Portfolio Balance		Past Due and Nonaccrual		Net Charge-offs
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	Year Ended December 31
(Dollars in millions)					2016		2015
LHFI portfolio:
Commercial	$78,224	$75,252	$426	$344	$252		$72
Residential	38,990	38,928	758	729	106		176
Consumer	26,084	22,262	949	580	125		93
Total LHFI portfolio	143,298	136,442	2,133	1,653	483		341
Managed securitized loans [1]:
Commercial [2]	4,761	—	—	—	—		—
Residential	126,641	116,990	114	126	8	[3]	12	[3]
Consumer	512	807	1	1	3		2
Total managed securitized loans	131,914	117,797	115	127	11		14
Managed unsecuritized loans [4]	2,985	3,973	438	597	—		—
Total managed loans	$278,197	$258,212	$2,686	$2,377	$494		$355
1 Excludes loans that have completed the foreclosure or short sale process (i.e., involuntary prepayments).
2 Comprised of commercial mortgages sold by Pillar through Fannie Mae, Freddie Mac, and Ginnie Mae securitizations, whereby servicing has been retained by the Company.
3 Net charge-offs are associated with $410 million and $501 million of managed securitized residential loans at December 31, 2016 and 2015, respectively. Net charge-off data is not reported to the Company for the remaining balance of $126.2 billion and $116.5 billion of managed securitized residential loans at December 31, 2016 and 2015, respectively.
4 Comprised of unsecuritized residential loans the Company originated and sold to private investors with servicing rights retained. Net charge-offs on these loans are not presented in the table as the data is not reported to the Company by the private investors that own these related loans.

Other Variable Interest Entities
In addition to exposure to VIEs arising from transfers of financial assets, the Company also has involvement with VIEs from other business activities.
Total Return Swaps
The Company facilitates matched book TRS transactions on behalf of clients, whereby a VIE purchases reference assets identified by a client and the Company enters into a TRS with the VIE, with a mirror-image TRS facing the client. The TRS contract between the VIE and the Company hedges the Company's exposure to the TRS contract with its third party client. The Company provides senior financing to the VIE, in the form of demand notes to fund the purchase of the reference assets. The TRS contracts pass through interest and other cash flows on the reference assets to the third party clients, along with exposing those clients to decreases in value on the assets and providing them with the rights to appreciation on the assets. The terms of the TRS contracts require the third parties to post initial margin collateral, in addition to ongoing margin as the fair values of the underlying reference assets change.
The Company evaluated the related VIEs for consolidation, noting that the Company and its third party clients are VI holders. The Company evaluated the nature of all VIs and other interests and involvement with the VIEs, in addition to the purpose and design of the VIEs, relative to the risks they were designed to create. The VIEs were designed for the benefit of the third parties and would not exist if the Company did not enter into the TRS contracts on their behalf. The activities of the VIEs are restricted to buying and selling the reference assets and the risks/benefits of any such assets owned by the VIEs are passed to the third party clients via the TRS contracts. The Company determined that it is not the primary beneficiary of the VIEs, as the design of its matched book TRS business results in the Company having no substantive power to direct the significant activities of the VIEs, and therefore, the VIEs are not consolidated.
The outstanding notional amounts of the Company's VIE-facing TRS contracts and related senior financing outstanding to VIEs were $2.1 billion and $2.2 billion at December 31, 2016 and 2015, respectively. These financings were measured at fair value and classified within trading assets and derivative instruments on the Consolidated Balance Sheets. The Company entered into client-facing TRS contracts of the same outstanding notional amounts. The notional amounts of the TRS contracts with VIEs represent the Company’s maximum exposure to loss, although this exposure has been mitigated via the TRS contracts with third party clients. For additional information on the Company’s TRS contracts and its involvement with these VIEs, see Note 17, “Derivative Financial Instruments.”

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
In limited circumstances, the Company owns both the limited partner and general partner interests, in which case the related partnerships are not considered VIEs and are consolidated by the Company. One property was sold during the year ended December 31, 2016 for an immaterial gain, and the remaining properties held for sale at December 31, 2016 were immaterial. During the year ended December 31, 2015,

Notes to Consolidated Financial Statements, continued

properties with a carrying value of $72 million were sold for gains of $19 million. One property was sold during the year ended December 31, 2014 for an immaterial gain.
The Company has concluded that it is not the primary beneficiary of affordable housing partnerships when it invests as a limited partner and there is a third party general partner. The investments are accounted for in accordance with the accounting guidance for investments in affordable housing projects. The general partner, or an affiliate of the general partner, often provides guarantees to the limited partner, which protects the Company from construction and operating losses and tax credit allocation deficits. Assets of $1.7 billion and $1.6 billion in these and other community development partnerships were not included in the Consolidated Balance Sheets at December 31, 2016 and 2015, respectively. The Company's limited partner interests had carrying values of $780 million and $672 million at December 31, 2016 and 2015, respectively, and are recorded in other assets on the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss for these investments totaled $1.1 billion at both December 31, 2016 and 2015. The Company’s maximum exposure to loss would result from the loss of its limited partner investments along with $306 million and $268 million of loans, interest-rate swap fair value exposures, or letters of credit issued by the Company to the entities at December 31, 2016 and 2015, respectively. The remaining exposure to loss is primarily attributable to unfunded equity commitments that the Company is required to fund if certain conditions are met.
The Company also owns noncontrolling interests in funds whose purpose is to invest in community developments. At

December 31, 2016 and 2015, the Company's investment in these funds totaled $200 million and $132 million, respectively. The Company's maximum exposure to loss on its investment in these funds is comprised of its equity investments in the funds, loans issued, and any additional unfunded equity commitments, which totaled $562 million and $321 million at December 31, 2016 and 2015, respectively.
During the years ended December 31, 2016, 2015, and 2014, the Company recognized $92 million, $68 million, and $66 million of tax credits for qualified affordable housing projects, and $87 million, $66 million, and $61 million of amortization on these qualified affordable housing projects, respectively. These tax credits and amortization, net of the related tax benefits, are recorded in the provision for income taxes.
Certain of the Company's community development investments do not qualify as affordable housing projects for accounting purposes. The Company recognized tax credits for these investments of $64 million, $53 million, and $33 million during the years ended December 31, 2016, 2015, and 2014, respectively, in the provision for income taxes. Amortization on these investments totaled $46 million and $35 million during the years ended December 31, 2016 and 2015, respectively, recognized in amortization in the Company's Consolidated Statements of Income. During the year ended December 31, 2014, the Company recognized $19 million of amortization related to these non-qualified investments ($5 million of which was recorded within other noninterest expense and $14 million was recorded within amortization in the Company's Consolidated Statements of Income).

NOTE 11 - BORROWINGS AND CONTRACTUAL COMMITMENTS
Other short-term borrowings
Other short-term borrowings at December 31 consisted of the following:

	2016		2015
(Dollars in millions)	Balance	Interest Rate	Balance	Interest Rate
Master notes	$483	0.25%	$582	0.20%
Dealer collateral	451	0.55	442	0.20
Other	81	2.28	—	—
Total other short-term borrowings	$1,015		$1,024

Notes to Consolidated Financial Statements, continued

Long-term debt
Long-term debt at December 31 consisted of the following:

	2016			2015
(Dollars in millions)	Maturity Date(s)	Interest Rate(s)	Balance	Balance
Parent Company Only:
Senior, fixed rate	2017 - 2028	2.35% - 6.00%	$3,818	$3,614
Senior, variable rate	2017 - 2026	0.25 - 2.50	314	331
Subordinated, fixed rate	2026	6.00	200	200
Junior subordinated, variable rate	2027 - 2028	1.58 - 1.83	627	627
Total			4,959	4,772
Less: Debt issuance costs [1]			9
Total Parent Company debt			4,950	4,772
Subsidiaries [2]:
Senior, fixed rate [3]	2017 - 2053	0.80 - 9.27	2,539	1,620
Senior, variable rate	2017 - 2043	0.61 - 2.27	2,613	1,097
Subordinated, fixed rate [4]	2017 - 2026	3.30 - 7.25	1,651	973
Total			6,803	3,690
Less: Debt issuance costs [1]			5
Total subsidiaries debt			6,798	3,690

Total long-term debt			$11,748	$8,462
1 Related to the Company's adoption of ASU 2015-03. Debt issuance costs were immaterial in the comparative prior year period, and accordingly, were not reclassified from other assets to long-term debt. See Note 1, "Significant Accounting Policies," for additional information.
2 88% and 81% of total subsidiary debt was issued by the Bank as of December 31, 2016 and 2015, respectively.
3 Includes leases and other obligations that do not have a stated interest rate.
4 Includes $963 million and $973 million of subordinated debt measured at fair value at December 31, 2016 and 2015, respectively.

The Company had no foreign denominated debt outstanding at December 31, 2016 or 2015. Maturities of long-term debt at December 31, 2016 were as follows:

(Dollars in millions)	Parent Company	Subsidiaries
2017	$482	$1,305
2018	874	1,237
2019	792	27
2020	—	1,721
2021	969	505
Thereafter	1,842	2,008
Total maturities	4,959	6,803
Less: Debt issuance costs	9	5
Total long-term debt	$4,950	$6,798
During 2016, the Bank (i) issued $1.0 billion of 5-year fixed rate senior notes and used the proceeds to pay off $1.0 billion of higher cost, fixed rate senior notes that were due in 2016, (ii) issued $1.0 billion of 5-year fixed rate senior notes and used the proceeds to pay off $750 million of higher cost, fixed rate senior notes that were due in 2017, (iii) added $3.8 billion of long-term FHLB advances and, (iv) issued $750 million of 10-year fixed rate subordinated notes. Furthermore, $1.4 billion of the Bank's long-term FHLB advances were terminated. The Company had no additional material issuances, advances, repurchases, terminations, or extinguishments of long-term debt during the year.

Restrictive provisions of several long-term debt agreements prevent the Company from creating liens on, disposing of, or issuing (except to related parties) voting stock of subsidiaries. Furthermore, there are restrictions on mergers, consolidations, certain leases, sales or transfers of assets, minimum shareholders’ equity, and maximum borrowings by the Company. At December 31, 2016, the Company was in compliance with all covenants and provisions of long-term debt agreements.
As currently defined by federal bank regulators, long-term debt of $1.7 billion and $1.0 billion qualified as Tier 2 capital at December 31, 2016 and 2015, respectively, and $157 million qualified as Tier 1 capital at December 31, 2015. Beginning January 1, 2016, the long-term debt that qualified as Tier 1 capital at December 31, 2015 has been completely phased-out of Tier 1 capital and is classified as Tier 2 capital, using the methodology specified under Basel III. See Note 13, "Capital," for additional information regarding regulatory capital adequacy requirements for the Company and the Bank.
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

Notes to Consolidated Financial Statements, continued

Contractual Commitments
In the normal course of business, the Company enters into certain contractual commitments. These commitments include obligations to make future payments on the Company's borrowings, partnership investments, and lease arrangements, as well as commitments to lend to clients and to fund capital expenditures and service contracts.
The following table presents the Company's significant contractual commitments at December 31, 2016, except for long-term debt and short-term borrowings, operating leases, and pension and other postretirement benefit plans. Information on those obligations is included above, in Note 8, "Premises and Equipment," and in Note 15, "Employee Benefit Plans." Capital lease obligations were immaterial at December 31, 2016 and are not presented in the table.

	Payments Due by Period
(Dollars in millions)	2017	2018	2019	2020	2021	Thereafter	Total
Unfunded lending commitments	$26,057	$8,786	$13,727	$16,439	$14,568	$11,994	$91,571
Purchase obligations [1]	497	22	20	14	12	219	784
Consumer and other time deposits [2,3]	3,893	1,794	1,082	983	603	1,112	9,467
Brokered time deposits [3]	161	102	175	232	131	123	924
Foreign time deposits [3]	610	—	—	—	—	—	610
Commitments to fund partnership investments [4]	563	—	—	—	—	—	563
1 For legally binding purchase obligations of $5 million or more, amounts include either termination fees under the associated contracts when early termination provisions exist, or the total potential obligation over the full contractual term for noncancelable purchase obligations. Payments made towards the purchase of goods or services under these contracts totaled $236 million, $243 million, and $223 million in 2016, 2015, and 2014, respectively.
2 The aggregate amount of time deposit accounts in denominations of $250,000 or more totaled $1.7 billion and $1.4 billion at December 31, 2016 and 2015, respectively.
3 Amounts do not include interest.
4 Commitments to fund investments in affordable housing and other partnerships do not have defined funding dates as certain criteria must be met before the Company is obligated to fund. Accordingly, these commitments are considered to be due on demand for presentation purposes. See Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," in this Form 10-K for additional information.

NOTE 12 – NET INCOME PER COMMON SHARE
Equivalent shares of 1 million, 14 million, and 15 million related to common stock options and common stock warrants outstanding at December 31, 2016, 2015, and 2014, respectively, were excluded from the computations of diluted net income per average common share because they would have been anti-dilutive. On April 1, 2016, the Company early adopted ASU 2016-09, which provides improvements to employee share-based payment accounting, with an effective date of January 1,

2016. The early adoption favorably impacted basic EPS by $0.03 per share and diluted EPS by $0.02 per share for the year ended December 31, 2016. See Note 1, "Significant Accounting Policies," for additional information.
Reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding are presented in the following table.

	Year Ended December 31
(Dollars and shares in millions, except per share data)	2016	2015	2014
Net income	$1,878	$1,933	$1,774
Preferred dividends	(66)	(64)	(42)
Dividends and undistributed earnings allocated to unvested shares	(1)	(6)	(10)
Net income available to common shareholders	$1,811	$1,863	$1,722

Average basic common shares	499	515	528
Effect of dilutive securities:
Stock options	1	2	1
Restricted stock, RSUs, and warrants	3	4	4
Average diluted common shares	503	521	533

Net income per average common share - diluted	$3.60	$3.58	$3.23
Net income per average common share - basic	3.63	3.62	3.26

Notes to Consolidated Financial Statements, continued

NOTE 13 – CAPITAL
During 2016, pursuant to the Federal Reserve's non-objection to the Company's capital plan in conjunction with the 2016 CCAR, the Company increased its quarterly common stock dividend from $0.24 to $0.26 per share beginning in the third quarter of 2016, maintained dividend payments on its preferred stock, and repurchased $480 million of its outstanding common stock at market value (approximately 11.0 million shares) under the 2016 plan. During the first and second quarters of 2016, the Company also repurchased $350 million of its outstanding common stock and common stock warrants, which completed its repurchase of authorized common equity under the 2015 CCAR capital plan, which effectively expired on June 30, 2016. At December 31, 2016, the Company had capacity under its 2016 capital plan to repurchase an additional $480 million of its outstanding common stock through June 30, 2017.
During the years ended December 31, 2016, 2015, and 2014, the Company declared and paid common dividends of $498 million, or $1.00 per common share, $475 million, or $0.92 per common share, and $371 million, or $0.70 per common share, respectively. The Company also recognized dividends on perpetual preferred stock of $66 million, $64 million, and $42 million during the years ended December 31, 2016, 2015, and 2014, respectively. During 2016, both the Series A and Series B Perpetual Preferred Stock dividend was $4,067 per share, the Series E Perpetual Preferred Stock dividend was $5,875 per share, and the Series F Perpetual Preferred Stock dividend was $5,625 per share.
The Company remains subject to certain restrictions on its ability to increase the dividend on common shares as a result of participating in the U.S. Treasury’s CPP. If the Company increases its dividend above $0.54 per share per quarter prior to the tenth anniversary of its participation in the CPP (in the fourth quarter of 2018), then the anti-dilution provision within the warrants issued in connection with the Company’s participation in the CPP will require the exercise price and number of shares to be issued upon exercise to be proportionately adjusted. The amount of such adjustment is determined by a formula and depends in part on the extent to which the Company raises its dividend. The formulas are contained in the warrant agreements which were filed as exhibits to Registration Statements on Form 8-A filed on September 23, 2011.
Substantially all of the Company’s retained earnings are undistributed earnings of the Bank, which are restricted by various regulations administered by federal and state bank regulatory authorities. At December 31, 2016 and 2015, retained earnings of the Bank available for payment of cash dividends to the Parent Company under these regulations totaled approximately $2.5 billion and $2.7 billion, respectively. Additionally, the Federal Reserve requires the Company to maintain cash reserves. At December 31, 2016 and 2015, these reserve requirements totaled $1.3 billion and $1.0 billion, respectively, and were fulfilled with a combination of cash on hand and deposits at the Federal Reserve.

Regulatory Capital
The Company is subject to various regulatory capital requirements that involve quantitative measures of the

Company’s assets. The following table presents regulatory capital metrics for SunTrust and the Bank at December 31:

	2016		2015
(Dollars in millions)	Amount	Ratio	Amount	Ratio
SunTrust Banks, Inc.
CET1	$16,953	9.59%	$16,421	9.96%
Tier 1 capital	18,186	10.28	17,804	10.80
Total capital	21,685	12.26	20,668	12.54
Leverage		9.22		9.69
SunTrust Bank
CET1	$18,535	10.71%	$17,859	11.02%
Tier 1 capital	18,573	10.73	17,908	11.05
Total capital	21,276	12.29	20,101	12.40
Leverage		9.63		9.96

In 2013, the Federal Reserve published final rules in the Federal Register implementing Basel III. These rules, which became effective for the Company and the Bank on January 1, 2015, include the following minimum capital requirements: CET1 ratio of 4.5%; Tier 1 capital ratio of 6%; Total capital ratio of 8%; Leverage ratio of 4%; and a capital conservation buffer of 2.5%. The capital conservation buffer became applicable on January 1, 2016 and is being phased-in through December 31, 2018.
At December 31, 2016, the Company had $627 million in principal amount of trust preferred securities outstanding. The Basel III rules require the phase-out of non-qualifying Tier 1 capital instruments such as trust preferred securities. Accordingly, on January 1, 2015, the Company began phasing-out of Tier 1 capital its trust preferred and other hybrid capital securities, and instead began treating them as qualifying Tier 2 capital. Beginning January 1, 2016, these securities have been completely phased-out of Tier 1 capital and are classified as Tier 2 capital, using the methodology specified under Basel III.
Preferred Stock
Preferred stock at December 31 consisted of the following:

(Dollars in millions)	2016	2015	2014
Series A (1,725 shares outstanding)	$172	$172	$172
Series B (1,025 shares outstanding)	103	103	103
Series E (4,500 shares outstanding)	450	450	450
Series F (5,000 shares outstanding)	500	500	500
Total preferred stock	$1,225	$1,225	$1,225

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

Notes to Consolidated Financial Statements, continued

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
In November 2014, the Company issued depositary shares representing ownership interest in 5,000 shares of Perpetual Preferred Stock, Series F, with no par value and $100,000 liquidation preference per share (the Series F Preferred Stock). As a result of this issuance, the Company received net proceeds of $496 million after the underwriting discount, but before expenses, and used the net proceeds for general corporate purposes. The Series F Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company to redeem, repurchase, or retire the shares. Dividends for the shares are noncumulative and, if declared, will be payable semi-annually beginning on June 15, 2015 through December 15, 2019 at a rate per annum of 5.625%, and payable quarterly beginning on March 15, 2020 at a rate per annum equal to the three-month LIBOR plus 3.86%. By its terms, the Company may redeem the Series F Preferred Stock on any dividend payment date occurring on or after December 15, 2019 or at any time within 90 days following a regulatory capital event, at a redemption price of $100,000 per share plus any declared and unpaid dividends. Except in certain limited circumstances, the Series F Preferred Stock does not have any voting rights.
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
In March 2011, the Company repurchased its Series C and D Preferred Stock from the U.S. Treasury. In September 2011, the U.S. Treasury held a public auction to sell the warrants to purchase the 17.9 million shares of the Company's common stock. In conjunction with the U.S. Treasury's auction, the Company acquired 4 million of the common stock purchase warrants, Series A, for $11 million, which were then retired. In January and February of 2016, the Company acquired an additional 1.1 million of Series A common stock warrants and 5.4 million of Series B common stock warrants as part of its 2015 CCAR capital plan for a total of $24 million.
At December 31, 2016, 7.4 million warrants remained outstanding and the Company had authority from its Board to repurchase all of these outstanding stock purchase warrants; however, any such repurchase would be subject to the non-objection of the Federal Reserve through the capital planning and stress testing process.

Notes to Consolidated Financial Statements, continued

NOTE 14 - INCOME TAXES
The components of the provision for income taxes included in the Consolidated Statements of Income for the years ended December 31 are presented in the following table:

(Dollars in millions)	2016	2015	2014
Current income tax provision:
Federal	$667	$707	$365
State	27	36	29
Total	694	743	394
Deferred income tax provision/(benefit):
Federal	59	27	99
State	52	(6)	—
Total	111	21	99
Total provision for income taxes	$805	$764	$493

The provision for income taxes does not reflect the tax effects of unrealized gains and losses and other income and expenses recorded in AOCI. For additional information on AOCI, see Note 21, “Accumulated Other Comprehensive (Loss)/Income.”

A reconciliation of the provision for income taxes, using the statutory federal income tax rate of 35%, to the Company’s actual provision for income taxes and the effective tax rate during the years ended December 31 are presented in the following table:

	2016				2015		2014
(Dollars in millions)	Amount		% of Pre-Tax Income		Amount	% of Pre-Tax Income	Amount	% of Pre-Tax Income
Income tax provision at federal statutory rate	$939		35.0%		$944	35.0%	$793	35.0%
Increase/(decrease) resulting from:
State income taxes, net	53		2.0		25	0.9	12	0.5
Tax-exempt interest	(86)		(3.2)		(88)	(3.3)	(89)	(3.9)
Changes in UTBs (including interest), net	6		0.2		(31)	(1.1)	(82)	(3.6)
Income tax credits, net of amortization [1]	(86)		(3.2)		(69)	(2.6)	(65)	(2.9)
Non-deductible expenses	8		0.3		—	—	(57)	(2.5)
Other	(29)	[2]	(1.1)	[2]	(17)	(0.6)	(19)	(0.8)
Total provision for income taxes and effective tax rate	$805		30.0%		$764	28.3%	$493	21.8%
1 Excludes income tax benefits of $2 million, $6 million, and $21 million for the years ended December 31, 2016, 2015, and 2014, respectively, related to tax credits, which were recognized as a reduction to the related investment asset.
2 Includes income tax benefits of $15 million related to the Company's early adoption of ASU 2016-09. See Note 1, "Significant Accounting Policies," for additional information.

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

Notes to Consolidated Financial Statements, continued

The significant DTAs and DTLs at December 31, net of the federal impact for state taxes, are presented in the following table:

(Dollars in millions)	2016	2015
DTAs:
ALLL	$639	$651
Accrued expenses	275	297
State NOLs and other carryforwards	170	192
Net unrealized losses in AOCI	472	257
Other	70	97
Total gross DTAs	1,626	1,494
Valuation allowance	(80)	(79)
Total DTAs	1,546	1,415
DTLs:
Leasing	659	707
Compensation and employee benefits	179	140
MSRs	370	372
Loans	142	109
Goodwill and intangible assets	233	216
Fixed assets	113	131
Other	82	65
Total DTLs	1,778	1,740
Net DTL	($232)	($325)
The DTAs include state NOLs and other state carryforwards that will expire, if not utilized, in varying amounts from 2017 to 2036. At December 31, 2016 and 2015, the Company had a valuation allowance recorded against its state carryforwards and certain state DTAs of $80 million and $79 million, respectively. A valuation allowance is not required for the federal and the remaining state DTAs because the Company believes it is more-likely-than-not that these assets will be realized.
The following table provides a rollforward of the Company's gross federal and state UTBs, excluding interest and penalties, during the years ended December 31:

(Dollars in millions)	2016	2015
Balance at January 1	$100	$210
Increases in UTBs related to prior years	18	4
Decreases in UTBs related to prior years	(4)	(4)
Increases in UTBs related to the current year	13	10
Decreases in UTBs related to settlements	(16)	(119)
Decreases in UTBs related to lapse of the applicable statutes of limitations	—	(1)
Balance at December 31	$111	$100

The amount of UTBs that would favorably affect the Company's effective tax rate, if recognized, was $74 million at December 31, 2016.
Interest and penalties related to UTBs are recorded in the provision for income taxes. The Company had a gross liability of $8 million for interest and penalties related to its UTBs at both December 31, 2016 and 2015. During the years ended December 31, 2016 and 2015, the Company recognized a gross benefit of less than $1 million and $4 million, respectively, for interest and penalties on the UTBs.
The Company files U.S. federal, state, and local income tax returns. The Company's federal income tax returns are no longer subject to examination by the IRS for taxable years prior to 2011. With limited exceptions, the Company is no longer subject to examination by state and local taxing authorities for taxable years prior to 2012. It is reasonably possible that the liability for UTBs could decrease by as much as $5 million during the next 12 months due to completion of tax authority examinations and the expiration of statutes of limitations. It is uncertain how much, if any, of this potential decrease will impact the Company’s effective tax rate.

NOTE 15 - EMPLOYEE BENEFIT PLANS
The Company sponsors various compensation and benefit programs to attract and retain talent. Aligned with a pay for performance culture, the Company's plans and programs include short-term incentives, AIP, LTI cash and LTI plans with various forms of stock-based compensation, which are discussed in the following section. All incentive awards are subject to clawback provisions. Compensation expense for long-term incentive plans with cash payouts was $291 million, $245 million, and $203 million for the years ended December 31, 2016, 2015, and 2014, respectively. Compensation expense for short-term incentive plans with cash payouts was $469 million, $448 million, and $462 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Notes to Consolidated Financial Statements, continued

Stock-Based Compensation
The Company provides stock-based awards through the 2009 Stock Plan and various other deferred compensation plans under which the Compensation Committee of the Board of Directors has the authority to grant stock options, stock appreciation rights, restricted stock, phantom stock units, and RSUs to key employees of the Company. Award vesting may be conditional based upon individual, business unit, Company, and/or performance relative to peer group metrics. On April 1, 2016, the Company early adopted ASU 2016-09, which provides improvements to employee share-based payment accounting, with an effective date of January 1, 2016. See Note 1, "Significant Accounting Policies," for additional information.
As amended and restated effective January 1, 2014, following approval by the Compensation Committee of the Board, shareholders approved an amendment to the 2009 Stock Plan to remove the sub-limit on shares available for grant that may be issued as restricted stock or RSUs. Accordingly, all 17 million remaining authorized shares previously under the Stock Plan became available for grant as stock options, stock appreciation rights, restricted stock, or RSUs. Prior to the amendment, only a portion of such shares were available to be granted as either restricted stock or RSUs. At December 31, 2016, approximately 17 million shares were available for grant. All stock option grants are exercisable for 10 years after the grant date.
Shares or units of restricted stock may be granted to employees and directors. Generally, grants to employees either cliff vest after three years or vest pro-rata annually over three years. Restricted stock and RSU grants may be subject to one or more criteria, including employment, performance, or other conditions as established by the Compensation Committee at the time of grant. Any shares of restricted stock that are forfeited will again become available for issuance under the Stock Plan. An employee or director has the right to vote the shares of restricted stock after grant until they are forfeited. Compensation cost for restricted stock and RSUs is generally equal to the fair market value of the shares on the grant date of the award and is amortized to compensation expense over the vesting period. Dividends are paid on awarded, unvested restricted stock.
The Company accrues and reinvests dividends in equivalent shares of SunTrust common stock for unvested RSU awards, which are paid out when the underlying RSU award vests. Generally, RSU awards are classified as equity. However, during 2012 there were 574,257 RSUs granted that were classified as a liability. These awards were granted with a fair value of $21.67 per unit on the grant date. RSUs classified as a liability at December 31, 2015 totaled $23 million. These awards were fully vested and paid in cash during February 2016.
Consistent with the Company's 2014 decision to discontinue the issuance of stock options, no stock options were granted during the years ended December 31, 2016, 2015, and 2014.

The following table presents a summary of stock options, restricted stock, and RSU activity for the years ended December 31:

	Stock Options			Restricted Stock			Restricted Stock Units
(Dollars in millions, except per share data)	Shares	Price Range	Weighted Average Exercise Price	Shares	Deferred Compensation	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Balance, January 1, 2014	10,929,371	$9.06 - 150.45	$49.86	3,983,538	$50	$27.04	2,496,178	$26.69
Granted	—	—	—	21,427	—	39.20	1,590,075	36.67
Exercised/vested	(426,889)	9.06 - 32.27	20.86	(957,308)	—	29.31	(338,196)	32.80
Cancelled/expired/forfeited	(2,774,725)	23.70 - 149.81	71.10	(117,798)	(2)	25.60	(58,793)	37.73
Amortization of restricted stock compensation	—	—	—	—	(27)	—	—	—
Balance, December 31, 2014	7,727,757	9.06 - 150.45	43.84	2,929,859	21	26.45	3,689,264	31.15
Granted	—	—	—	20,412	1	41.15	1,670,587	40.54
Exercised/vested	(687,832)	9.06 - 32.27	20.38	(1,510,045)	—	22.86	(883,621)	26.39
Cancelled/expired/forfeited	(1,821,667)	23.70 - 150.45	73.01	(106,151)	(4)	29.95	(157,390)	39.19
Amortization of restricted stock compensation	—	—	—	—	(16)	—	—	—
Balance, December 31, 2015	5,218,258	9.06 - 85.34	36.75	1,334,075	2	30.44	4,318,840	35.44
Granted	—	—	—	11,312	1	42.44	2,548,326	35.08
Exercised/vested	(1,547,255)	9.06 - 32.27	16.25	(1,332,995)	—	30.43	(2,428,213)	30.52
Cancelled/expired/forfeited	(417,210)	21.67 - 71.03	67.59	(1,080)	(1)	35.03	(263,144)	36.67
Amortization of restricted stock compensation	—	—	—	—	(2)	—	—	—
Balance, December 31, 2016	3,253,793	$9.06 - 85.34	$42.54	11,312	$—	$42.44	4,175,809	$36.27
Exercisable, December 31, 2016	3,253,793		$42.54

Notes to Consolidated Financial Statements, continued

The following table presents stock option information at December 31, 2016:

	Options Outstanding				Options Exercisable
(Dollars in millions, except per share data)	Number Outstanding at December 31, 2016	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Aggregate Intrinsic Value	Number Exercisable at December 31, 2016	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Aggregate Intrinsic Value
Range of Exercise Prices:
$9.06 to 49.46	1,904,207	$22.00	3.73	$63	1,904,207	$22.00	3.73	$63
$49.47 to 64.57	781	56.34	0.84	—	781	56.34	0.84	—
$64.58 to 85.34	1,348,805	71.53	0.51	—	1,348,805	71.53	0.51	—
	3,253,793	$42.54	2.39	$63	3,253,793	$42.54	2.39	$63

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2016 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2016. Additional option and stock-based compensation information at December 31 is presented in the following table:

(Dollars in millions)	2016	2015	2014
Intrinsic value of options exercised [1]	$43	$15	$8
Fair value of vested restricted shares [1]	41	35	28
Fair value of vested RSUs [1]	74	23	11
1 Measured as of the grant date.

At December 31, 2016 and 2015, there was $65 million and $54 million, respectively, of unrecognized stock-based compensation expense related to stock options, restricted stock, and RSUs. The unrecognized stock compensation expense for December 31, 2016 is expected to be recognized over a weighted average period of 2.2 years.
Additionally, the Company allows for the granting of phantom stock units, whereby certain employees are granted the contractual right to receive an amount in cash equal to the fair market value of a share of common stock on the vesting date. These shares vest pro-rata annually over three years on the anniversary of the grant date and are subject to variable accounting. The employees are entitled to dividend-equivalent rights on the granted shares. The Company granted 1.8 million, 1.4 million, and 1.2 million phantom stock units during 2016, 2015, and 2014, respectively. The unrecognized compensation expense related to these phantom stock units as of December 31, 2016 was $87 million based on the Company's stock price as of that date.

Stock-based compensation expense recognized in noninterest expense consisted of the following:

	Years Ended December 31
(Dollars in millions)	2016	2015	2014
Stock options	$—	$1	$2
Restricted stock	2	16	27
Phantom stock units [1]	67	32	13
RSUs	56	46	34
Total stock-based compensation	$125	$95	$76
Stock-based compensation tax benefit	$48	$36	$29
1 Phantom stock units are settled in cash.

Retirement Plans
Noncontributory Pension Plans
The Company maintains various frozen, funded, noncontributory qualified retirement plans ("Retirement Plans") covering employees meeting certain service requirements. The Retirement Plans provide benefits based on salary and years of service. The SunTrust Retirement Plan includes a cash balance formula where the PPAs continue to be credited with interest each year. The interest crediting rate applied to each PPA was 3.00% for 2016. The Company monitors the funded status of the Retirement Plans closely and, due to the current funded status, the Company did not make a contribution to them for the 2016 plan year.
The Company also maintains various frozen, unfunded, noncontributory nonqualified supplemental defined benefit pension plans that cover key executives of the Company (the "SERP", the "ERISA Excess Plan", and the "Restoration Plan"). These plans provide defined benefits based on years of service and salary.

Notes to Consolidated Financial Statements, continued

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

Certain retiree health benefits are funded in a Retiree Health Trust. Additionally, certain retiree life insurance benefits are funded in a VEBA. Effective April 1, 2014, the Company amended the plan, which now requires retirees age 65 and older to enroll in individual Medicare supplemental plans. In addition, the Company will fund a tax-advantaged HRA to assist some retirees with medical expenses.

Changes in Benefit Obligations and Plan Assets
The following table presents the change in benefit obligations, change in fair value of plan assets, funded status, accumulated benefit obligation, and the weighted average discount rate related to the Company's pension and other postretirement benefits plans for the years ended December 31:

	Pension Benefits [1]		Other Postretirement Benefits
(Dollars in millions)	2016	2015	2016	2015
Benefit obligation, beginning of year	$2,716	$2,935	$65	$69
Service cost	5	5	—	—
Interest cost	97	116	2	2
Plan participants’ contributions	—	—	4	6
Actuarial loss/(gain)	76	(171)	(4)	(2)
Benefits paid	(142)	(164)	(9)	(10)
Administrative expenses paid from pension trust	(5)	(5)	—	—
Benefit obligation, end of year [2]	$2,747	$2,716	$58	$65

Change in plan assets:
Fair value of plan assets, beginning of year	$2,879	$3,080	$156	$160
Actual return on plan assets	279	(37)	5	1
Employer contributions [3]	5	5	—	—
Plan participants’ contributions	—	—	5	5
Benefits paid	(142)	(164)	(9)	(10)
Administrative expenses paid from pension trust	(5)	(5)	—	—
Fair value of plan assets, end of year [4]	$3,016	$2,879	$157	$156

Funded status at end of year [5,6]	$269	$163	$99	$91
Funded status at end of year (%)	110%	106%

Accumulated benefit obligation	$2,747	$2,716

Discount rate	4.18%	4.44%	3.70%	3.95%
1 Employer contributions represent the benefits that were paid to nonqualified plan participants. Unfunded nonqualified supplemental pension plans are not funded through plan assets.
2 Includes $80 million and $81 million of benefit obligations for the unfunded nonqualified supplemental pension plans at December 31, 2016 and 2015, respectively.
3 The Company contributed less than $1 million to the other postretirement benefits plans during both 2016 and 2015.
4 Includes $2 million and $1 million of the Company's common stock acquired by the asset manager and held as part of the equity portfolio for pension benefits at December 31, 2016 and 2015, respectively. During both 2016 and 2015, there was no SunTrust common stock held in the other postretirement benefit plans.
5 Pension benefits recorded in the Consolidated Balance Sheets included other assets of $349 million and $244 million, and other liabilities of $80 million and $81 million, at December 31, 2016 and 2015, respectively.
6 Other postretirement benefits recorded in the Consolidated Balance Sheets included other assets of $99 million and $91 million at December 31, 2016 and 2015, respectively.

Notes to Consolidated Financial Statements, continued

Net Periodic Benefit
Components of net periodic benefit for the years ended December 31 are presented in the following table:

	Pension Benefits [1]			Other Postretirement Benefits
(Dollars in millions)	2016	2015	2014	2016	2015	2014
Service cost	$5	$5	$5	$—	$—	$—
Interest cost	97	116	124	2	2	3
Expected return on plan assets	(186)	(206)	(200)	(5)	(5)	(5)
Amortization of prior service credit	—	—	—	(6)	(6)	(6)
Amortization of actuarial loss	25	21	16	—	—	—
Net periodic benefit	($59)	($64)	($55)	($9)	($9)	($8)

Weighted average assumptions used to determine net periodic benefit:
Discount rate	4.44%	4.09%	4.98%	3.95%	3.60%	4.15%
Expected return on plan assets	6.68	6.91	7.17	3.13	3.50	3.68
1 Administrative fees are recognized in service cost for each of the periods presented.

Amounts Recognized in AOCI
Components of the benefit obligations AOCI balance at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2016	2015	2016	2015
Prior service credit	$—	$—	($59)	($64)
Net actuarial loss/(gain)	1,031	1,072	(15)	(11)
Total AOCI, pre-tax	$1,031	$1,072	($74)	($75)

Other changes in plan assets and benefit obligations recognized in AOCI during 2016 were as follows:

(Dollars in millions)	Pension Benefits	Other Postretirement Benefits
Current year actuarial gain	($16)	($5)
Amortization of prior service credit	—	6
Amortization of actuarial loss	(25)	—
Total recognized in AOCI, pre-tax	($41)	$1
Total recognized in net periodic benefit and AOCI, pre-tax	($100)	($8)

For pension plans, the estimated actuarial loss that will be amortized from AOCI into net periodic benefit in 2017 is $24 million. For other postretirement benefit plans, the estimated prior service credit to be amortized from AOCI into net periodic benefit in 2017 is $6 million.

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
On December 31, 2015, the Company refined the calculation of the service and interest cost components of net periodic benefit expense for pension and other postretirement benefit plans. Previously the Company estimated service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Under the refined method, the Company utilized a full yield curve approach to estimate these components by applying specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The Company made this change to more closely match the projected benefit cash flows and the corresponding yield curve spot rates, and to provide a more precise measurement of service and interest costs. This change had no impact on the measurement of the Company’s total benefit obligations recorded at December 31, 2015 or any other prior period. The Company accounted for this service and interest cost methodology refinement as a change in estimate that is inseparable from a change in accounting principle, and accordingly, recognized its effect prospectively beginning in 2016, which impacted the total 2016 net periodic pension benefit by $19 million. The change in estimate favorably impacted both basic and diluted EPS by $0.04 per share for the year ended December 31, 2016.
Actuarial gains and losses are created when actual experience deviates from assumptions. The actuarial gains during 2016 for the pension plans resulted primarily from asset experience. The actuarial losses during 2015 for the pension plans resulted primarily from asset experience.
The SBFC establishes investment policies and strategies and formally monitors the performance of the investments throughout the year. The Company’s investment strategy with respect to pension assets is to invest the assets in accordance with ERISA and related fiduciary standards. The long-term primary investment objectives for the pension plans are to provide a

Notes to Consolidated Financial Statements, continued

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
The basis for determining the overall expected long-term rate of return on plan assets considers past experience, current market conditions, and expectations on future trends. A building block approach is used that considers long-term inflation, real returns, equity risk premiums, target asset allocations, market corrections, and expenses. Capital market simulations from internal and external sources, survey data, economic forecasts, and actuarial judgment are all used in this process. The expected long-term rate of return for pension obligations is 6.66% for 2017.
The investment strategy for the other postretirement benefit plans is maintained separately from the strategy for the pension plans. The Company’s investment strategy is to create a series of investment returns sufficient to provide a commensurate amount of long-term principal and income growth in order to satisfy the other postretirement benefit plan's obligations. Assets are diversified among equity funds and fixed income investments according to the mix approved by the SBFC. Due to other postretirement benefits having a shorter time horizon, a lower equity profile is appropriate. The expected long-term rate of return for other postretirement benefits is 3.12% for 2017.

Plan Assets Measured at Fair Value
The following tables present combined pension and other postretirement benefit plan assets measured at fair value. See Note 18, "Fair Value Election and Measurement" for level definitions within the fair value hierarchy.

		Fair Value Measurements at December 31, 2016 [1]
(Dollars in millions)	Total	Level 1	Level 2	Level 3
Money market funds [2]	$112	$112	$—	$—
Equity securities	1,415	1,415	—	—
Mutual funds [3]:
Equity index fund	47	47	—	—
Tax exempt municipal bond funds	82	82	—	—
Taxable fixed income index funds	13	13	—	—
Futures contracts	(5)	—	(5)	—
Fixed income securities	1,486	—	1,486	—
Other assets	6	6	—	—
Total plan assets	$3,156	$1,675	$1,481	$—
1 Fair value measurements do not include pension benefits accrued income amounting to less than 0.6% of total plan assets.
2 Includes $16 million for other postretirement benefit plans.
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
3 Relates exclusively to other postretirement benefit plans.

Notes to Consolidated Financial Statements, continued

Target allocations for pension and other postretirement benefits at December 31, by asset category, are presented below:

	Pension Benefits			Other Postretirement Benefits
	Target Allocation	% of plan assets		Target Allocation	% of plan assets
		2016	2015		2016	2015
Cash equivalents	0-10%	3%	3%	5-15%	10%	7%
Equity securities	0-50	47	49	20-40	30	31
Debt securities	50-100	50	48	50-70	60	62
Total		100%	100%		100%	100%

The Company sets pension asset values equal to their market value, reflecting gains and losses immediately rather than deferring over a period of years, which provides a more realistic economic measure of the plan’s funded status and cost. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. At December 31, 2016, the Company assumed that pre-65 retiree healthcare costs will increase at an initial rate of 7.00% per year. The Company expects this annual cost increase to decrease over an 8-year period to 5.00% per year. The effect of a 1% increase/

decrease in the healthcare cost trend rate for other postretirement benefit obligations, service cost, and interest cost are less than $1 million, respectively. Assumed discount rates and expected returns on plan assets affect the amounts of net periodic benefit. A 25 basis point increase/decrease in the expected long-term return on plan assets would increase/decrease the net periodic benefit by $7 million for pension and other postretirement benefits plans. A 25 basis point increase/decrease in the discount rate would change the net periodic benefit by less than $1 million for pension and other postretirement benefits plans.

Expected Cash Flows
Expected cash flows for the pension and other postretirement benefit plans are presented in the following table:

(Dollars in millions)	Pension Benefits [1]	Other Postretirement Benefits (excluding Medicare Subsidy) [2]
Employer Contributions:
2017 (expected) to plan trusts	$—	$—
2017 (expected) to plan participants [3]	11	—

Expected Benefit Payments:
2017	183	6
2018	168	6
2019	166	5
2020	165	5
2021	165	4
2022 - 2026	812	19
1 Based on the funding status and ERISA limitations, the Company anticipates contributions to the Retirement Plan will not be required during 2017.
2 Expected payments under other postretirement benefit plans are shown net of participant contributions.
3 The expected benefit payments for the SERP will be paid directly from the Company's corporate assets.

Defined Contribution Plans
SunTrust's employee benefit program includes a qualified defined contribution plan. For years ended December 31, 2016, 2015, and 2014, the 401(k) plan provided a dollar-for-dollar match on the first 6% of eligible pay that a participant, including executive participants, elected to defer.
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
The Company's 401(k) expense, including any discretionary contributions, was $105 million, $121 million, and $117 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Notes to Consolidated Financial Statements, continued

NOTE 16 – GUARANTEES
The Company has undertaken certain guarantee obligations in the ordinary course of business. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform and make future payments should certain triggering events occur. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or through provision of the Company’s services. The following is a discussion of the guarantees that the Company has issued at December 31, 2016. The Company has also entered into certain contracts that are similar to guarantees, but that are accounted for as derivative instruments as discussed in Note 17, “Derivative Financial Instruments.”

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
At both December 31, 2016 and 2015, the Company's maximum potential exposure for issued financial and performance standby letters of credit was $2.9 billion. The Company’s outstanding letters of credit generally have a term of more than one year. Some standby letters of credit are designed to be drawn upon in the normal course of business and others are drawn upon only in circumstances of dispute or default in the underlying transaction to which the Company is not a party. In all cases, the Company is entitled to reimbursement from the client. If a letter of credit is drawn upon and reimbursement is not provided by the client, the Company may take possession of the collateral securing the letter of credit, where applicable.
The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with its credit policies. Consistent with the methodologies used for all commercial borrowers, an internal assessment of the PD and loss severity in the event of default is performed. The management of credit risk for letters of credit leverages the risk rating process to focus greater visibility on higher risk and/or higher dollar letters of credit. The allowance for credit losses associated with letters of credit is a component of the unfunded commitments reserve recorded in other liabilities on the Consolidated Balance Sheets and is included in the allowance for credit losses as disclosed in Note 7, “Allowance for Credit Losses.” Additionally, unearned fees relating to letters of credit are recorded in other liabilities on the Consolidated Balance Sheets. The net carrying amount of unearned fees was immaterial at both December 31, 2016 and 2015.

Loan Sales and Servicing
STM, a consolidated subsidiary of the Company, originates and purchases residential mortgage loans, a portion of which are sold to outside investors in the normal course of business through a combination of whole loan sales to GSEs, Ginnie Mae, and non-agency investors. In connection with the December 2016 acquisition of Pillar, the Company also originates and sells certain commercial mortgage loans to Fannie Mae and Freddie Mac, originates FHA insured loans, and issues and sells Ginnie Mae commercial MBS backed by FHA insured loans.
When residential loans are sold, representations and warranties regarding certain attributes of the loans are made to third party purchasers. Subsequent to the sale, if a material underwriting deficiency or documentation defect is discovered, the Company may be obligated to repurchase the loan or to reimburse an investor for losses incurred (make whole requests), if such deficiency or defect cannot be cured by the Company within the specified period following discovery. Additionally, servicing representations and warranties can result in loan repurchases, as well as adversely affect the valuation of servicing rights, servicing advances, or other loan-related exposures, such as OREO. These representations and warranties may extend through the life of the loan. The Company’s risk of loss under its representations and warranties is partially driven by borrower payment performance since investors will perform extensive reviews of delinquent loans as a means of mitigating losses.
Loans sold to Ginnie Mae are insured by the FHA or are guaranteed by the VA. As servicer, the Company may elect to repurchase delinquent loans in accordance with Ginnie Mae guidelines; however, the loans continue to be insured. The Company may also indemnify the FHA and VA for losses related to loans not originated in accordance with their guidelines.
The Company previously reached agreements with Freddie Mac and Fannie Mae that relieve the Company of certain existing and future repurchase obligations related to loans sold from 2000-2008 to Freddie Mac and loans sold from 2000-2012 to Fannie Mae. The Company experienced significantly fewer repurchase claims and losses related to loans sold since 2009, relative to pre-2009 vintages, as a result of stronger credit performance, more stringent credit guidelines, and underwriting process improvements.
Repurchase requests from GSEs, Ginnie Mae, and non-agency investors, for all vintages, are presented in the following table that summarizes demand activity for the years ended December 31.

(Dollars in millions)	2016	2015	2014
Pending repurchase requests, beginning of period	$17	$47	$126
Repurchase requests received	44	73	158
Repurchase requests resolved:
Repurchased	(18)	(22)	(28)
Cured	(29)	(81)	(209)
Total resolved	(47)	(103)	(237)
Pending repurchase requests, end of period [1]	$14	$17	$47

Percent from non-agency investors:
Pending repurchase requests, end of period	40.4%	32.9%	6.7%
Repurchase requests received	7.1%	7.2%	0.9%
1 Comprised of $8 million, $11 million, and $44 million from the GSEs, and $6 million, $6 million, and $3 million from non-agency investors at December 31, 2016, 2015, and 2014 respectively.

Notes to Consolidated Financial Statements, continued

The repurchase and make whole requests received have been due primarily to alleged material breaches of representations related to compliance with the applicable underwriting standards, including borrower misrepresentation and appraisal issues. The Company performs a loan-by-loan review of all requests and contests demands to the extent they are not considered valid.
The following table summarizes the changes in the Company’s reserve for residential mortgage loan repurchases for the years ended December 31:

(Dollars in millions)	2016	2015	2014
Balance, beginning of period	$57	$85	$78
Repurchase (benefit)/provision	(17)	(12)	12
Charge-offs, net of recoveries	—	(16)	(5)
Balance, end of period	$40	$57	$85

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
Notwithstanding the aforementioned agreements with Freddie Mac and Fannie Mae settling certain aspects of the Company's repurchase obligations, those institutions preserve their right to require repurchases arising from certain types of events, and that preservation of rights can impact future losses of the Company. While the mortgage repurchase reserve includes the estimated cost of settling claims related to required repurchases, the Company's estimate of losses depends on its assumptions regarding GSE and other counterparty behavior, loan performance, home prices, and other factors. The liability is recorded in other liabilities on the Consolidated Balance Sheets, and the related repurchase (benefit)/provision is recognized in mortgage production related income in the Consolidated Statements of Income. See Note 19, "Contingencies," for additional information on current legal matters related to loan sales.
The following table summarizes the carrying value of the Company's outstanding repurchased mortgage loans at December 31:

(Dollars in millions)	2016	2015
Outstanding repurchased mortgage loans:
Performing LHFI	$230	$255
Nonperforming LHFI	12	17
Total carrying value of outstanding repurchased mortgage loans	$242	$272

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
The Company normally retains servicing rights when loans are transferred; however, servicing rights are occasionally sold to third parties. When servicing rights are sold, the Company makes representations and warranties related to servicing standards and obligations, and records a liability for contingent losses in other liabilities on the Consolidated Balance Sheets. This liability, which is separate from the mortgage repurchase reserve and separate from the commercial mortgage loan loss share guarantee described below, totaled $7 million and $14 million at December 31, 2016 and 2015, respectively.

Commercial Mortgage Loan Loss Share Guarantee
In connection with the December 2016 acquisition of Pillar, the Company assumed a loss share obligation associated with the terms of a master loss sharing agreement with Fannie Mae for multi-family commercial mortgage loans that were sold by Pillar to Fannie Mae under Fannie Mae’s delegated underwriting and servicing program. Upon the acquisition of Pillar, the Company entered into a lender contract amendment with Fannie Mae for multi-family commercial mortgage loans that Pillar sold to Fannie Mae prior to acquisition and that the Company sold to Fannie Mae subsequent to acquisition, whereby the Company bears a risk of loss of up to one-third of the incurred losses resulting from borrower defaults. The breach of any representation or warranty related to a loan sold to Fannie Mae could increase the Company's level of risk-sharing associated with the loan. At December 31, 2016, the outstanding UPB of loans sold subject to the loss share guarantee was $2.9 billion and the potential maximum exposure to loss was $787 million. Using probability of default and severity of loss estimates, the Company recorded the estimated fair value of the loss share liability of $6 million in other liabilities at the acquisition date, which was also the liability at December 31, 2016.
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

Notes to Consolidated Financial Statements, continued

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
In May 2009, the Company sold its 3.2 million Class B shares to the Visa Counterparty and entered into a derivative with the Visa Counterparty. Under the derivative, the Visa Counterparty is compensated by the Company for any decline in the conversion factor as a result of the outcome of the Litigation. Conversely, the Company is compensated by the Visa Counterparty for any increase in the conversion factor. The amount of payments made or received under the derivative is a function of the 3.2 million shares sold to the Visa Counterparty, the change in conversion rate, and Visa’s share price. The Visa Counterparty, as a result of its ownership of the Class B shares, is impacted by dilutive adjustments to the conversion factor of the Class B shares caused by the Litigation losses. Additionally, the Company will make periodic payments based on the notional of the derivative and a fixed rate until the date on which the Litigation is settled. The fair value of the derivative is estimated based on unobservable inputs consisting of management's estimate of the probability of certain litigation scenarios and the timing of the resolution of the Litigation due in large part to the aforementioned decision by the U.S. Court of Appeals for the Second Circuit. The fair value of the derivative liability was $15 million and $6 million at December 31, 2016 and 2015, respectively. The increase in fair value of the derivative liability was driven by changes in management's estimate of both the probability of certain litigation scenarios as well as the timing of the resolution of the Litigation. However, the ultimate impact to the Company could be significantly different based on the Litigation outcome.

Public Deposits
The Company holds public deposits from various states in which it does business. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance and may also require a cross-guarantee among all banks holding public deposits of the individual state. The amount of collateral required varies by state and may also vary by bank within each state, depending on the individual state's risk assessment of each participating bank. Certain of the states in which the Company holds public deposits use a pooled collateral method, whereby in the event of default of a bank holding public deposits, the collateral of the defaulting bank is liquidated to the extent necessary to recover the loss of public deposits of the defaulting bank. To the extent the collateral is insufficient, the remaining public deposit balances of the defaulting bank are recovered through an assessment of the other banks holding public deposits in that state. The maximum potential amount of future payments the Company could be required to make is dependent on a variety of factors, including the amount of public funds held by banks in the states in which the Company also holds public deposits and the amount of collateral coverage associated with any defaulting bank. Individual states appear to be monitoring this risk and evaluating collateral requirements; therefore, the likelihood that the Company would have to perform under this guarantee is dependent on whether any banks holding public funds default as well as the adequacy of collateral coverage.
Other
In the normal course of business, the Company enters into indemnification agreements and provides standard representations and warranties in connection with numerous transactions. These transactions include those arising from securitization activities, underwriting agreements, merger and acquisition agreements, swap clearing agreements, loan sales, contractual commitments, payment processing, sponsorship agreements, and various other business transactions or arrangements. The extent of the Company's obligations under these indemnification agreements depends upon the occurrence of future events; therefore, the Company's potential future liability under these arrangements is not determinable. STIS and STRH, broker-dealer affiliates of the Company, use a common third party clearing broker to clear and execute their customers' securities transactions and to hold customer accounts. Under their respective agreements, STIS and STRH agree to indemnify the clearing broker for losses that result from a customer's failure to fulfill its contractual obligations. As the clearing broker's rights to charge STIS and STRH have no maximum amount, the Company believes that the maximum potential obligation cannot be estimated. However, to mitigate exposure, the affiliate may seek recourse from the customer through cash or securities held in the defaulting customers' account. For the years ended December 31, 2016, 2015, and 2014, STIS and STRH experienced minimal net losses as a result of the indemnity. The clearing agreements expire in May 2020 for both STIS and STRH.

Notes to Consolidated Financial Statements, continued

NOTE 17 - DERIVATIVE FINANCIAL INSTRUMENTS
The Company enters into various derivative financial instruments, both in a dealer capacity to facilitate client transactions and as an end user as a risk management tool. The ALCO monitors all risk management derivative activities. When derivatives have been entered into with clients, the Company generally manages the risk associated with these derivatives within the framework of its VAR methodology that monitors total daily exposure and seeks to manage the exposure on an overall basis. Derivatives are also used as a risk management tool to hedge the Company’s balance sheet exposure to changes in identified cash flow and fair value risks, either economically or in accordance with hedge accounting provisions. The Company’s Corporate Treasury function is responsible for employing the various hedge strategies to manage these objectives. Additionally, as a normal part of its operations, the Company enters into IRLCs on residential and commercial mortgage loans that are accounted for as freestanding derivatives and has certain contracts containing embedded derivatives that are measured, in their entirety, at fair value. All freestanding derivatives and any embedded derivatives that the Company bifurcates from the host contracts are measured at fair value in the Consolidated Balance Sheets in trading assets and derivative instruments and trading liabilities and derivative instruments. The associated gains and losses are either recognized in AOCI, net of tax, or within the Consolidated Statements of Income, depending upon the use and designation of the derivatives.

Credit and Market Risk Associated with Derivative Instruments
Derivatives expose the Company to risk that the counterparty to the derivative contract does not perform as expected. The Company manages its exposure to counterparty credit risk associated with derivatives by entering into transactions with counterparties with defined exposure limits based on their credit quality and in accordance with established policies and procedures. All counterparties are reviewed regularly as part of the Company’s credit risk management practices and appropriate action is taken to adjust the exposure to certain counterparties as necessary. The Company’s derivative transactions may also be governed by ISDA agreements or other legally enforceable industry standard master netting agreements. In certain cases and depending on the nature of the underlying derivative transactions, bilateral collateral agreements are also utilized. Furthermore, the Company and its subsidiaries are subject to OTC derivative clearing requirements, which require certain derivatives to be cleared through central clearinghouses. These clearinghouses require the Company to post initial and variation margin to mitigate the risk of non-payment, the latter of which is received or paid daily based on the net asset or liability position of the contracts.
When the Company has more than one outstanding derivative transaction with a single counterparty, and there exists a legal right of offset with that counterparty, the Company considers its exposure to the counterparty to be the net fair value of its derivative positions with that counterparty. If the net fair value is positive, then the corresponding asset value also reflects cash collateral held. At December 31, 2016, these net asset positions were $774 million, reflecting $1.1 billion of net derivative gains, adjusted for cash and other collateral of $339 million that the Company held in relation to these positions. At December 31, 2015, reported net derivative assets were $896 million, reflecting $1.4 billion of net derivative gains, adjusted for cash and other collateral held of $463 million.
Derivatives also expose the Company to market risk arising from the adverse effects that changes in market factors, such as interest rates, currency rates, equity prices, commodity prices, or implied volatility, may have on the value of a derivative. The Company manages this risk by establishing and monitoring limits on the types and degree of risk that may be undertaken. The Company measures its market risk exposure using a VAR methodology for derivatives designated as trading instruments. Other tools and risk measures are also used to actively manage risk associated with derivatives including scenario analysis and stress testing.
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
For purposes of estimating the Company’s own credit risk on derivative liability positions, the DVA, the Company uses probabilities of default from observable, sector/rating based CDS data. The Company adjusted the net fair value of its derivative contracts for estimates of counterparty credit risk by approximately $6 million and $4 million at December 31, 2016 and 2015, respectively. For additional information on the Company's fair value measurements, see Note 18, "Fair Value Election and Measurement."
Currently, the majority of the Company’s derivatives contain contingencies that relate to the creditworthiness of the Bank. These contingencies, which are contained in industry standard master netting agreements, may be considered events of default. Should the Bank be in default under any of these provisions, the Bank’s counterparties would be permitted to close out transactions with the Bank on a net basis, at amounts that would approximate the fair values of the derivatives, resulting in a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. Additionally, certain of the Company’s derivative liability positions, totaling $1.1 billion in fair value at both December 31, 2016 and 2015, contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an ATE that permits the counterparties to close-out net and apply collateral or, where a CSA is present, require the Bank to post additional collateral. At December 31, 2016, the Bank held

Notes to Consolidated Financial Statements, continued

senior long-term debt credit ratings of Baal/A-/A- from Moody’s, S&P, and Fitch, respectively. At December 31, 2016, ATEs have been triggered for less than $1 million in fair value liabilities. The maximum additional liability that could be triggered from ATEs was approximately $13 million at December 31, 2016. At December 31, 2016, $1.1 billion in fair value of derivative liabilities were subject to CSAs, against which the Bank has posted $1.1 billion in collateral, primarily in the form of cash. If requested by the counterparty pursuant to the terms of the CSA, the Bank would be required to post additional collateral of approximately $5 million against these contracts if the Bank were downgraded to Baa3/BBB-. Further downgrades to Ba1/BB+ or below do not contain predetermined collateral posting levels.

Notional and Fair Value of Derivative Positions
The following tables present the Company’s derivative positions at December 31, 2016 and 2015. The notional amounts in the tables are presented on a gross basis and have been classified within derivative assets or derivative liabilities based on the estimated fair value of the individual contract at December 31,

2016 and 2015. Gross positive and gross negative fair value amounts associated with respective notional amounts are presented without consideration of any netting agreements, including collateral arrangements. Net fair value derivative amounts are adjusted on an aggregate basis, where applicable, to take into consideration the effects of legally enforceable master netting agreements, including any cash collateral received or paid, and are recognized in trading assets and derivative instruments or trading liabilities and derivative instruments on the Consolidated Balance Sheets. For contracts constituting a combination of options that contain a written option and a purchased option (such as a collar), the notional amount of each option is presented separately, with the purchased notional amount generally being presented as a derivative asset and the written notional amount being presented as a derivative liability. For contracts that contain a combination of options, the fair value is generally presented as a single value with the purchased notional amount if the combined fair value is positive, and with the written notional amount if the combined fair value is negative.

Notes to Consolidated Financial Statements, continued

	December 31, 2016
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Derivative instruments designated in cash flow hedging relationships [1]
Interest rate contracts hedging floating rate loans	$6,400	$34	$11,050	$265
Derivative instruments designated in fair value hedging relationships [2]
Interest rate contracts hedging fixed rate debt	600	2	4,510	81
Interest rate contracts hedging brokered CDs	60	—	30	—
Total	660	2	4,540	81
Derivative instruments not designated as hedging instruments [3]
Interest rate contracts hedging:
MSRs [4]	12,165	413	18,774	335
LHFS, IRLCs [5]	11,774	134	8,306	58
LHFI	100	2	36	1
Trading activity [6]	70,599	1,536	67,477	1,401
Foreign exchange rate contracts hedging trading activity	3,231	161	3,360	148
Credit contracts hedging:
Loans	15	—	620	8
Trading activity [7]	2,128	34	2,271	33
Equity contracts hedging trading activity [6]	23,164	2,095	35,312	2,477
Other contracts:
IRLCs and other [8]	2,412	28	668	22
Commodities	747	75	746	73
Total	126,335	4,478	137,570	4,556
Total derivative instruments	$133,395	$4,514	$153,160	$4,902

Total gross derivative instruments, before netting		$4,514		$4,902
Less: Legally enforceable master netting agreements		(3,239)		(3,239)
Less: Cash collateral received/paid		(291)		(1,265)
Total derivative instruments, after netting		$984		$398
1 See “Cash Flow Hedges” in this Note for further discussion.
2 See “Fair Value Hedges” in this Note for further discussion.
3 See “Economic Hedging and Trading Activities” in this Note for further discussion.
4 Amount includes $6.7 billion of notional amounts related to interest rate futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.
5 Amount includes $720 million of notional amounts related to interest rate futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.
6 Amounts include $12.3 billion of notional amounts related to interest rate futures and $629 million of notional amounts related to equity futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table. Amounts also include notional amounts related to interest rate swaps hedging fixed rate debt.
7 Asset and liability amounts include $5 million and $13 million, respectively, of notional amounts from purchased and written credit risk participation agreements, whose notional is calculated as the notional of the derivative participated adjusted by the relevant RWA conversion factor.
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

Notes to Consolidated Financial Statements, continued

Impact of Derivative Instruments on the Consolidated Statements of Income and Shareholders’ Equity
The impacts of derivative instruments on the Consolidated Statements of Income and the Consolidated Statements of Shareholders’ Equity for the year ended December 31 are presented in the following tables. The impacts are segregated between derivatives that are designated in hedge accounting relationships and those that are used for economic hedging or trading purposes, with further identification of the underlying risks in the derivatives and the hedged items, where appropriate. The tables do not disclose the financial impact of the activities that these derivative instruments are intended to hedge.

	Year Ended December 31, 2016
(Dollars in millions)	Amount of Pre-tax Loss Recognized in OCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)	Classification of Pre-tax Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)
Derivative instruments in cash flow hedging relationships:
Interest rate contracts hedging floating rate loans [1]	($145)	$147	Interest and fees on loans
1 During the year ended December 31, 2016, the Company also reclassified $97 million of pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been terminated or de-designated and are reclassified into earnings consistent with the pattern of net cash flows expected to be recognized.

	Year Ended December 31, 2016
(Dollars in millions)	Amount of Loss on Derivatives Recognized in Income	Amount of Gain on Related Hedged Items Recognized in Income	Amount of Gain Recognized in Income on Hedges (Ineffective Portion)
Derivative instruments in fair value hedging relationships:
Interest rate contracts hedging fixed rate debt [1]	($87)	$89	$2
Interest rate contracts hedging brokered CDs [1]	—	—	—
Total	($87)	$89	$2
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives During the Year Ended December 31, 2016
Derivative instruments not designated as hedging instruments:
Interest rate contracts hedging:
MSRs	Mortgage servicing related income	$62
LHFS, IRLCs	Mortgage production related income	(6)
LHFI	Other noninterest income	(1)
Trading activity	Trading income	51
Foreign exchange rate contracts hedging trading activity	Trading income	101
Credit contracts hedging:
Loans	Other noninterest income	(3)
Trading activity	Trading income	19
Equity contracts hedging trading activity	Trading income	4
Other contracts:
IRLCs	Mortgage production related income	210
Commodities	Trading income	3
Total		$440

Notes to Consolidated Financial Statements, continued

	Year Ended December 31, 2015
(Dollars in millions)	Amount of Pre-tax Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)	Classification of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)
Derivative instruments in cash flow hedging relationships:
Interest rate contracts hedging floating rate loans [1]	$246	$169	Interest and fees on loans
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
1 During the year ended December 31, 2014, the Company also reclassified $97 million pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated and are reclassified into earnings consistent with the pattern of net cash flows expected to be recognized.

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

The following tables present total gross derivative instrument assets and liabilities at December 31, 2016 and 2015, which are adjusted to reflect the effects of legally enforceable master netting agreements and cash collateral received or paid when calculating the net amount reported in the Consolidated Balance Sheets. Also included in the tables are financial instrument collateral related to legally enforceable master netting agreements that represents securities collateral received or pledged and customer cash collateral held at third party custodians. These amounts are not offset on the Consolidated Balance Sheets but are shown as a reduction to total derivative instrument assets and liabilities to derive net derivative assets and liabilities. These amounts are limited to the derivative asset/liability balance, and accordingly, do not include excess collateral received/pledged.

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
December 31, 2016
Derivative instrument assets:
Derivatives subject to master netting arrangement or similar arrangement	$4,193	$3,384	$809		$48	$761
Derivatives not subject to master netting arrangement or similar arrangement	27	—	27		—	27
Exchange traded derivatives	294	146	148		—	148
Total derivative instrument assets	$4,514	$3,530	$984	[1]	$48	$936

Derivative instrument liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$4,649	$4,358	$291		$33	$258
Derivatives not subject to master netting arrangement or similar arrangement	105	—	105		—	105
Exchange traded derivatives	148	146	2		—	2
Total derivative instrument liabilities	$4,902	$4,504	$398	[2]	$33	$365

December 31, 2015
Derivative instrument assets:
Derivatives subject to master netting arrangement or similar arrangement	$4,184	$3,156	$1,028		$66	$962
Derivatives not subject to master netting arrangement or similar arrangement	21	—	21		—	21
Exchange traded derivatives	260	157	103		—	103
Total derivative instrument assets	$4,465	$3,313	$1,152	[1]	$66	$1,086

Derivative instrument liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$4,162	$3,807	$355		$19	$336
Derivatives not subject to master netting arrangement or similar arrangement	105	—	105		—	105
Exchange traded derivatives	161	157	4		—	4
Total derivative instrument liabilities	$4,428	$3,964	$464	[2]	$19	$445
1 At December 31, 2016, $984 million, net of $291 million offsetting cash collateral, is recognized in trading assets and derivative instruments within the Company's Consolidated Balance Sheets. At December 31, 2015, $1.2 billion, net of $397 million offsetting cash collateral, is recognized in trading assets and derivative instruments within the Company's Consolidated Balance Sheets.
2 At December 31, 2016, $398 million, net of $1.3 billion offsetting cash collateral, is recognized in trading liabilities and derivative instruments within the Company's Consolidated Balance Sheets. At December 31, 2015, $464 million, net of $1.0 billion offsetting cash collateral, is recognized in trading liabilities and derivative instruments within the Company's Consolidated Balance Sheets.

Notes to Consolidated Financial Statements, continued

Credit Derivative Instruments
As part of the Company's trading businesses, the Company enters into contracts that are, in form or substance, written guarantees; specifically, CDS, risk participations, and TRS. The Company accounts for these contracts as derivatives, and accordingly, records these contracts at fair value, with changes in fair value recognized in trading income in the Consolidated Statements of Income.
At December 31, 2016 and 2015, the gross notional amounts of purchased CDS contracts designated as trading instruments were $135 million and $150 million, respectively. The fair values of purchased CDS were $3 million and $1 million at December 31, 2016 and 2015, respectively.
The Company has also entered into TRS contracts on loans. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same amount on the matched TRS. To mitigate its credit risk, the Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral if the fair value of the underlying reference assets deteriorates. There were $2.1 billion and $2.2 billion of outstanding TRS notional balances at December 31, 2016 and 2015, respectively. The fair values of these TRS assets and liabilities at December 31, 2016 were $34 million and $31 million, respectively, and related collateral held at December 31, 2016 was $450 million. The fair values of the TRS assets and liabilities at December 31, 2015 were $57 million and $52 million, respectively, and related collateral held at December 31, 2015 was $492 million. For additional information on the Company's TRS contracts, see Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," as well as Note 18, "Fair Value Election and Measurement."
The Company writes risk participations, which are credit derivatives, whereby the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on a derivative, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative. The Company manages its payment risk on its risk participations by monitoring the creditworthiness of the obligors, which are all corporations or partnerships, through the normal credit review process that the Company would have performed had it entered into a derivative directly with the obligors. To date, no material losses have been incurred related to the Company’s written risk participations. At December 31, 2016, the remaining terms on these risk participations generally ranged from less than one year to thirty-one years, with a weighted average term on the maximum estimated exposure of 8.5 years. At December 31, 2015, the remaining terms on these risk participations generally ranged from less than one year to eight years, with a weighted average term on the maximum estimated exposure of 5.6 years. The Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $95 million and $55 million at December 31, 2016 and 2015, respectively. The fair values of the written risk participations were immaterial at both December 31, 2016 and 2015. The Company may enter into purchased risk participations to mitigate this written credit risk exposure to a derivative counterparty.

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
Interest rate swaps have been designated as hedging the exposure to the benchmark interest rate risk associated with floating rate loans. At December 31, 2016, the maturities for hedges of floating rate loans ranged from less than one year to six years, with the weighted average being 4.1 years. At December 31, 2015, the maturities for hedges of floating rate loans ranged from less than one year to seven years, with the weighted average being 3.3 years. These hedges have been highly effective in offsetting the designated risks, yielding an immaterial amount of ineffectiveness for the years ended December 31, 2016 and 2015. At December 31, 2016, $138 million of deferred net pre-tax gains on derivative instruments designated as cash flow hedges on floating rate loans recognized in AOCI are expected to be reclassified into net interest income during the next twelve months. The amount to be reclassified into income incorporates the impact from both active and terminated or de-designated cash flow hedges, including the net interest income earned on the active hedges, assuming no changes in LIBOR. The Company may choose to terminate or de-designate a hedging relationship due to a change in the risk management objective for that specific hedge item, which may arise in conjunction with an overall balance sheet management strategy.
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

Notes to Consolidated Financial Statements, continued

derivatives either on an individual basis or collectively on a macro basis.
The Company utilizes interest rate derivatives related to:

•	Residential MSRs. The Company hedges these instruments with a combination of interest rate derivatives, including forward and option contracts, futures, and forward rate agreements.

•	Residential mortgage IRLCs and LHFS. The Company hedges these instruments using forward and option contracts, futures, and forward rate agreements.
The Company is exposed to volatility and changes in foreign exchange rates associated with certain commercial loans. To hedge against this foreign exchange rate risk, the Company enters into foreign exchange rate contracts that provide for the future receipt and delivery of foreign currency at previously agreed-upon terms.

The Company enters into CDS to hedge credit risk associated with certain loans held within its Wholesale Banking segment. The Company accounts for these contracts as derivatives, and accordingly, recognizes these contracts at fair value, with changes in fair value recognized in other noninterest income in the Consolidated Statements of Income.
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

NOTE 18 - FAIR VALUE ELECTION AND MEASUREMENT
The Company measures certain assets and liabilities at fair value, which are classified as level 1, 2, or 3 within the fair value hierarchy, as shown below, on the basis of whether the measurement employs observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions, taking into account information about market participant assumptions that is readily available.

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

	December 31, 2016
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments [1]	Assets/Liabilities at Fair Value
Assets
Trading assets and derivative instruments:
U.S. Treasury securities	$539	$—	$—	$—	$539
Federal agency securities	—	480	—	—	480
U.S. states and political subdivisions	—	134	—	—	134
MBS - agency	—	567	—	—	567
CLO securities	—	1	—	—	1
Corporate and other debt securities	—	656	—	—	656
CP	—	140	—	—	140
Equity securities	49	—	—	—	49
Derivative instruments	293	4,193	28	(3,530)	984
Trading loans	—	2,517	—	—	2,517
Total trading assets and derivative instruments	881	8,688	28	(3,530)	6,067

Securities AFS:
U.S. Treasury securities	5,405	—	—	—	5,405
Federal agency securities	—	313	—	—	313
U.S. states and political subdivisions	—	275	4	—	279
MBS - agency	—	23,662	—	—	23,662
MBS - non-agency residential	—	—	74	—	74
MBS - non-agency commercial	—	252	—	—	252
ABS	—	—	10	—	10
Corporate and other debt securities	—	30	5	—	35
Other equity securities [2]	102	—	540	—	642
Total securities AFS	5,507	24,532	633	—	30,672

LHFS	—	3,528	12	—	3,540
LHFI	—	—	222	—	222
MSRs	—	—	1,572	—	1,572

Liabilities
Trading liabilities and derivative instruments:
U.S. Treasury securities	697	—	—	—	697
MBS - agency	—	1	—	—	1
Corporate and other debt securities	—	255	—	—	255
Derivative instruments	149	4,731	22	(4,504)	398
Total trading liabilities and derivative instruments	846	4,987	22	(4,504)	1,351

Brokered time deposits	—	78	—	—	78
Long-term debt	—	963	—	—	963
1 Amounts represent offsetting cash collateral received from, and paid to, the same derivative counterparties, and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists.
2 Includes $102 million of mutual fund investments, $132 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, and $6 million of other.

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

(Dollars in millions)	Fair Value at December 31, 2016	Aggregate UPB at December 31, 2016	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,517	$2,488	$29
LHFS:
Accruing	3,540	3,516	24
LHFI:
Accruing	219	225	(6)
Nonaccrual	3	4	(1)
Liabilities:
Brokered time deposits	78	80	(2)
Long-term debt	963	924	39

(Dollars in millions)	Fair Value at December 31, 2015	Aggregate UPB at December 31, 2015	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,655	$2,605	$50
LHFS:
Accruing	1,494	1,453	41
LHFI:
Accruing	254	259	(5)
Nonaccrual	3	5	(2)
Liabilities:
Long-term debt	973	907	66

The following tables present the change in fair value during the years ended December 31, 2016, 2015, and 2014 of financial instruments for which the FVO has been elected, as well as for MSRs. The tables do not reflect the change in fair value attributable to related economic hedges that the Company uses to mitigate market-related risks associated with the financial instruments. Generally, changes in the fair value of economic hedges are recognized in trading income, mortgage production related income, mortgage servicing related income, or other noninterest income as appropriate, and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below. The Company’s economic hedging activities are deployed at both the instrument and portfolio level.

	Fair Value Gain/(Loss) for the Year Ended December 31, 2016 for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Other Noninterest Income	Total Changes in Fair Values Included in Earnings [2]
Assets:
Trading loans	$15	$—	$—	$—	$15
LHFS	—	75	—	—	75
MSRs	—	3	(245)	—	(242)
Liabilities:
Brokered time deposits	4	—	—	—	4
Long-term debt	27	—	—	—	27
1 Income related to LHFS does not include income from IRLCs. For the year ended December 31, 2016, income related to MSRs includes income recognized upon the sale of loans reported at LOCOM.
2 Changes in fair value for the year ended December 31, 2016 exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, brokered time deposits, and long-term debt that have been elected to be measured at fair value are recognized in interest income or interest expense in the Consolidated Statements of Income.

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

The following is a discussion of the valuation techniques and inputs used in estimating fair value for assets and liabilities measured at fair value on a recurring basis and classified as level 1, 2, and/or 3.
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
Level 3 AFS municipal securities at December 31, 2016 and 2015 includes an immaterial amount of bonds that are redeemable with the issuer at par and cannot be traded in the market. As such, no significant observable market data for these instruments is available; therefore, these securities are priced at par.

MBS – Agency
Agency MBS includes pass-through securities and collateralized mortgage obligations issued by GSEs and U.S. government agencies, such as Fannie Mae, Freddie Mac, and Ginnie Mae. Each security contains a guarantee by the issuing GSE or agency. For agency MBS, the Company estimates fair value based on pricing from observable trading activity for similar securities or from a third party pricing service; accordingly, the Company has classified these instruments as level 2.
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
Non-agency commercial MBS at December 31, 2016 consists of purchased interests in newly issued third party securitizations. These interests have high investment grade ratings, and the Company obtains pricing for these securities from an independent pricing service. The Company has classified these non-agency commercial MBS as level 2, as the Company believes that the independent pricing service relies on observable data in active markets.
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
Other debt securities classified as AFS in level 3 at December 31, 2016 and 2015 include bonds that are redeemable with the issuer at par and cannot be traded in the market. As such, observable market data for these instruments is not available.
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
The Company estimates the fair value of its mutual fund investments based on quoted prices for similar instruments observed in active markets; as such, these investments are classified as level 1.

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
The Company's derivative instruments classified as level 3 include IRLCs that satisfy the criteria to be treated as derivative financial instruments. The fair value of IRLCs on residential and commercial LHFS, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on the Company’s historical data and reflect the Company’s best estimate of the likelihood that a commitment will result in a closed loan. As pull-through rates increase, the fair value of IRLCs also increases. Servicing value is included in the fair value of IRLCs, and the fair value of servicing is determined by projecting cash flows, which are then discounted to estimate an expected fair value. The fair value of servicing is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. Because these inputs are not transparent in market trades, IRLCs are considered to be level 3 assets. During the years ended December 31, 2016 and 2015, the Company transferred $211 million and $161 million, respectively, of net IRLCs out of level 3 as the associated loans were closed.

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
The loans made in connection with the Company’s TRS business are short-term, senior demand loans supported by a pledge agreement granting first priority security interest to the Bank in all the assets held by the borrower, a VIE with assets comprised primarily of corporate loans. While these loans do not trade in the market, the Company believes that the par amount of the loans approximates fair value and no unobservable assumptions are used by the Company to value these loans. At

December 31, 2016 and 2015, the Company had $2.1 billion and $2.2 billion, respectively, of these short-term loans outstanding, measured at fair value.
The loans from the Company’s sales and trading business are commercial and corporate leveraged loans that are either traded in the market or for which similar loans trade. The Company elected to measure these loans at fair value since they are actively traded. For each of the years ended December 31, 2016, 2015, and 2014, the Company recognized an immaterial amount of gains/(losses) in the Consolidated Statements of Income due to changes in fair value attributable to instrument-specific credit risk. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the Company does not believe that trading activity qualifies the loans as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded. At both December 31, 2016 and 2015, $356 million of loans related to the Company’s trading business were held in inventory.
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
The Company values certain newly-originated residential mortgage LHFS at fair value based upon defined product criteria. The Company chooses to fair value these residential mortgage LHFS to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. Any origination fees are recognized within mortgage production related income in the Consolidated Statements of Income when earned at the time of closing. The servicing value is included in the fair value of the loan and is initially recognized at the time the Company enters into IRLCs with borrowers. The Company employs derivative instruments to economically hedge changes in interest rates and the related impact on servicing value in the fair value of the loan. The mark-to-market adjustments related to LHFS and the associated economic hedges are captured in mortgage production related income.
LHFS classified as level 2 are primarily agency loans which trade in active secondary markets and are priced using current market pricing for similar securities, adjusted for servicing, interest rate risk, and credit risk. Non-agency residential mortgages are also included in level 2 LHFS. Transfers of certain residential mortgage LHFS into level 3 during the years ended December 31, 2016 and 2015 were largely due to borrower defaults or the identification of other loan defects impacting the marketability of the loans.
For residential loans that the Company has elected to measure at fair value, the Company recognized an immaterial amount of gains/(losses) in the Consolidated Statements of

Income due to changes in fair value attributable to borrower-specific credit risk for each of the years ended December 31, 2016, 2015, and 2014. In addition to borrower-specific credit risk, there are other more significant variables that drive changes in the fair values of the loans, including interest rates and general market conditions.
Commercial LHFS
The Company values certain commercial LHFS at fair value based upon observable current market prices for similar loans. These loans are generally transferred to agencies within 90 days of origination. The Company has commitments from agencies to purchase these loans at December 31, 2016; therefore, they are classified as Level 2. For commercial loans that the Company has elected to measure at fair value, there were no gains/(losses) recognized in the Consolidated Statements of Income due to changes in fair value attributable to borrower-specific credit risk for the years ended December 31, 2016, 2015, and 2014.
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
Mortgage Servicing Rights
The Company records residential MSR assets at fair value using a discounted cash flow approach. The fair values of residential MSRs are impacted by a variety of factors, including prepayment assumptions, spreads, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. The underlying assumptions and estimated values are corroborated by values received from independent third parties based on their review of the servicing portfolio, and comparisons to market transactions. Because these inputs are not transparent in market trades, MSRs are classified as level 3 assets. For additional information see Note 9, "Goodwill and Other Intangible Assets."
Liabilities
Trading Liabilities and Derivative Instruments
Trading liabilities are comprised primarily of derivative contracts, including IRLCs that satisfy the criteria to be treated as derivative financial instruments, as well as various contracts (primarily U.S. Treasury securities, corporate and other debt securities) that the Company uses in certain of its trading businesses. The Company's valuation methodologies for these derivative contracts and securities are consistent with those discussed within the corresponding sections herein under

“Trading Assets and Derivative Instruments and Securities Available for Sale.”
During the second quarter of 2009, in connection with its sale of Visa Class B shares, the Company entered into a derivative contract whereby the ultimate cash payments received or paid, if any, under the contract are based on the ultimate resolution of the Litigation involving Visa. The fair value of the derivative is estimated based on the Company’s expectations regarding the ultimate resolution of that Litigation. The significant unobservable inputs used in the fair value measurement of the derivative involve a high degree of judgment and subjectivity; accordingly, the derivative liability is classified as level 3. See Note 16, "Guarantees," for a discussion of the valuation assumptions.
Brokered Time Deposits
The Company has elected to measure certain CDs that contain embedded derivatives at fair value. This fair value election better aligns the economics of the CDs with the Company’s risk management strategies. The Company evaluated, on an instrument by instrument basis, whether a new issuance would be measured at fair value.
On January 1, 2016, the Company partially adopted ASU 2016-01, which requires changes in credit spreads for financial liabilities measured at fair value pursuant to a fair value option to be recognized in OCI. The impact to OCI is determined from the change in credit spreads above LIBOR swap spreads. For the year ended December 31, 2016, the impact on AOCI due to changes in credit spreads was immaterial. For additional information on the Company's partial adoption of ASU 2016-01, see Note 1, "Significant Accounting Policies."
The Company has classified CDs measured at fair value as level 2 instruments due to the Company's ability to reasonably measure all significant inputs based on observable market variables. The Company employs a discounted cash flow approach based on observable market interest rates for the term of the CD and an estimate of the Bank's credit risk. For any embedded derivative features, the Company uses the same valuation methodologies as if the derivative were a standalone derivative, as discussed herein under "Derivative instruments."
Long-term Debt
The Company has elected to measure at fair value certain fixed rate issuances of public debt that are valued by obtaining price indications from a third party pricing service and utilizing broker quotes to corroborate the reasonableness of those marks. Additionally, information from market data of recent observable trades and indications from buy side investors, if available, are taken into consideration as additional support for the value. Due to the availability of this information, the Company determined that the appropriate classification for these debt issuances is level 2. The fair value election of certain fixed rate debt issuances was made to align the accounting for the debt with the accounting for offsetting derivative positions, without having to apply complex hedge accounting.
The Company utilizes derivative financial instruments to convert interest rates on its debt from fixed to floating rates. On January 1, 2016, the Company partially adopted ASU 2016-01, which requires changes in credit spreads for certain financial instruments elected to be measured at fair value to be recognized in OCI. The impact to OCI for public debt measured at fair value is determined based on the change in credit spreads above LIBOR swap spreads. Upon adoption, the Company recognized a $5 million one-time, cumulative credit risk adjustment in AOCI to recognize the change in credit spreads that occurred prior to January 1, 2016. For the year ended December 31, 2016, the impact on AOCI from changes in credit spreads resulted in a loss of $2 million, net of tax. Prior to January 1, 2016, changes in the Company’s credit spreads for public debt measured at fair value impacted earnings. The estimated earnings impact from changes in credit spreads above U.S. Treasury rates resulted in an immaterial amount of losses for the year ended December 31, 2015 and $19 million of losses for the year ended December 31, 2014. For additional information on the Company's partial adoption of ASU 2016-01, see Note 1, "Significant Accounting Policies."
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

The valuation technique and range, including weighted average, of the unobservable inputs associated with the Company's level 3 assets and liabilities are as follows:

	Level 3 Significant Unobservable Input Assumptions
(Dollars in millions)	Fair value December 31, 2016	Valuation Technique	Unobservable Input [1]	Range (weighted average)
Assets
Trading assets and derivative instruments:
Derivative instruments, net [2]	$6	Internal model	Pull through rate	40-100% (81%)
			MSR value	22-170 bps (106 bps)
Securities AFS:
U.S. states and political subdivisions	4	Cost	N/A
MBS - non-agency residential	74	Third party pricing	N/A
ABS	10	Third party pricing	N/A
Corporate and other debt securities	5	Cost	N/A
Other equity securities	540	Cost	N/A
Residential LHFS	12	Monte Carlo/Discounted cash flow	Option adjusted spread	104-125 bps (124 bps)
			Conditional prepayment rate	2-28 CPR (7 CPR)
			Conditional default rate	0-3 CDR (0.4 CDR)
LHFI	219	Monte Carlo/Discounted cash flow	Option adjusted spread	62-784 bps (184 bps)
			Conditional prepayment rate	3-36 CPR (13 CPR)
			Conditional default rate	0-5 CDR (2.1 CDR)
	3	Collateral based pricing	Appraised value	NM [3]
MSRs	1,572	Monte Carlo/Discounted cash flow	Conditional prepayment rate	1-25 CPR (9 CPR)
			Option adjusted spread	0-122% (8%)
1 For certain assets and liabilities where the Company utilizes third party pricing, the unobservable inputs and their ranges are not reasonably available, and therefore, have been noted as not applicable ("N/A").
2 Amount represents the net of IRLC assets and liabilities and includes the derivative liability associated with the Company's sale of Visa shares. Refer to the "Trading Liabilities and Derivative Instruments" section herein for a discussion of valuation assumptions related to the Visa derivative liability.
3 Not meaningful.

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
2 Amount represents the net of IRLC assets and liabilities and includes the derivative liability associated with the Company's sale of Visa shares. Refer to the "Trading Liabilities and Derivative Instruments" section herein for a discussion of valuation assumptions related to the Visa derivative liability.
3 Input assumptions relate to the Company's contingent consideration obligations related to acquisitions. See Note 16, "Guarantees," for additional information.
4 Not meaningful.

The following tables present a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (other than servicing rights which are disclosed in Note 9, “Goodwill and Other Intangible Assets”). Transfers into and out of the fair value hierarchy levels are assumed to occur at the end of the period in which the transfer occurred. None of the transfers into or out of level 3 have been the result of using alternative valuation approaches to estimate fair values. There were no transfers between level 1 and 2 during the years ended December 31, 2016 and 2015.

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning Balance January 1, 2016	Included in Earnings		OCI		Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items	Transfers into Level 3	Transfers out of Level 3	Fair Value December 31, 2016	Included in Earnings (held at December 31, 2016 1)
Assets
Trading assets:
Corporate and other debt securities	$89	($1)	[2]	$—		$—	($88)	$—	$—	$—	$—	$—	$—
Derivative instruments, net	15	198	[3]	—		2	—	2	(211)	—	—	6	7	[3]
Total trading assets	104	197		—		2	(88)	2	(211)	—	—	6	7
Securities AFS:
U.S. states and political subdivisions	5	—		—		—	—	(1)	—	—	—	4	—
MBS - non-agency residential	94	—		1	[4]	—	—	(21)	—	—	—	74	—
ABS	12	—		1	[4]	—	—	(3)	—	—	—	10	—
Corporate and other debt securities	5	—		—		—	—	—	—	—	—	5	—
Other equity securities	440	—		—		308	—	(208)	—	—	—	540	—
Total securities AFS	556	—		2	[4]	308	—	(233)	—	—	—	633	—

Residential LHFS	5	(1)	[5]	—		—	(35)	—	(5)	52	(4)	12	(1)	[5]
LHFI	257	(2)	[5]	—		—	—	(44)	1	10	—	222	(2)	[5]
Liabilities
Other liabilities	23	—		—		—	—	(23)	—	—	—	—	—
1 Change in unrealized gains/(losses) included in earnings during the period related to financial assets still held at December 31, 2016.
2 Amounts included in earnings are recognized in trading income.
3 Includes issuances, fair value changes, and expirations. Amount related to IRLCs is recognized in mortgage production related income and amount related to Visa derivative liability is recognized in other noninterest expense.
4 Amounts recognized in OCI are included in change in net unrealized (losses)/gains on securities AFS, net of tax.
5 Amounts are generally included in mortgage production related income; however, the mark on certain fair value loans is included in other noninterest income.

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning Balance January 1, 2015	Included in Earnings		OCI		Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items	Transfers into Level 3	Transfers out of Level 3	Fair Value December 31, 2015	Included in Earnings (held at December 31, 2015 1)
Assets
Trading assets:
Corporate and other debt securities	$—	($13)	[2]	$—		$123	($21)	$—	$—	$—	$—	$89	($13)	[2]
Derivative instruments, net	20	153	[3]	—		—	—	3	(161)	—	—	15	20	[3]
Total trading assets	20	140		—		123	(21)	3	(161)	—	—	104	7
Securities AFS:
U.S. states and political subdivisions	12	—		—		—	—	(7)	—	—	—	5	—
MBS - non-agency residential	123	(1)	[6]	1	[4]	—	—	(29)	—	—	—	94	(1)	[6]
ABS	21	—		—		—	—	(9)	—	—	—	12	—
Corporate and other debt securities	5	—		—		5	—	(5)	—	—	—	5	—
Other equity securities	785	—		(2)	[4]	104	—	(447)	—	—	—	440	—
Total securities AFS	946	(1)	[6]	(1)	[4]	109	—	(497)	—	—	—	556	(1)	[6]

Residential LHFS	1	—		—		—	(20)	(1)	(1)	26	—	5	—
LHFI	272	6	[5]	—		—	—	(41)	(1)	21	—	257	4	[5]
Liabilities
Other liabilities	27	6	[7]	—		—	—	(10)	—	—	—	23	6	[7]
1 Change in unrealized (losses)/gains included in earnings during the period related to financial assets/liabilities still held at December 31, 2015.
2 Amounts included in earnings are recognized in trading income.
3 Includes issuances, fair value changes, and expirations. Amount related to IRLCs is recognized in mortgage production related income and amount related to Visa derivative liability is recognized in other noninterest expense.
4 Amounts recognized in OCI are included in change in net unrealized (losses)/gains on securities AFS, net of tax.
5 Amounts are generally included in mortgage production related income; however, the mark on certain fair value loans is included in trading income.
6 Amount included in earnings is recognized in net securities gains/(losses).
7 Amounts included in earnings are recognized in other noninterest expense.

Non-recurring Fair Value Measurements
The following tables present losses recognized on assets still held at period end, and measured at fair value on a non-recurring basis, for the year ended December 31, 2016 and the year ended December 31, 2015. Adjustments to fair value generally result from the application of LOCOM or through write-downs of individual assets. The tables do not reflect changes in fair value attributable to economic hedges the Company may have used to mitigate interest rate risk associated with LHFS.

		Fair Value Measurements			Losses for the Year Ended December 31, 2016
(Dollars in millions)	December 31, 2016	Level 1	Level 2	Level 3
LHFI	$75	$—	$—	$75	$—
OREO	17	—	—	17	(2)
Other assets	112	—	58	54	(36)

		Fair Value Measurements			Losses for the Year Ended December 31, 2015
(Dollars in millions)	December 31, 2015	Level 1	Level 2	Level 3
LHFS	$202	$—	$—	$202	($6)
LHFI	48	—	—	48	—
OREO	19	—	—	19	(4)
Other assets	36	—	29	7	(6)

Discussed below are the valuation techniques and inputs used in estimating fair values for assets measured at fair value on a non-recurring basis and classified as level 2 and/or 3.
Loans Held for Sale
At December 31, 2015, LHFS consisted of commercial loans that were valued using significant unobservable assumptions from comparably rated loans. As such, these loans are classified as level 3. The decline in LHFS during the year ended December 31, 2016 was due to the sale of $185 million of these loans in the second quarter of 2016 and the sale of the remaining $17 million in the third quarter of 2016.

Loans Held for Investment
At December 31, 2016 and 2015, LHFI consisted primarily of consumer and residential real estate loans discharged in Chapter 7 bankruptcy that had not been reaffirmed by the borrower, as well as nonperforming CRE loans for which specific reserves had been recognized. Cash proceeds from the sale of the underlying collateral is the expected source of repayment for a majority of these loans. Accordingly, the fair value of these loans is derived from the estimated fair value of the underlying collateral, incorporating market data if available. There were no gains/(losses) recognized during the year ended December 31, 2016 or during the year ended December 31, 2015, as the charge-offs related to these loans are a component of the ALLL. Due to the lack of market data for similar assets, all of these loans are classified as level 3.

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
Investments in cost and equity method investments are valued based on the expected remaining cash flows to be received from these assets discounted at a market rate that is commensurate with the expected risk, considering relevant Company-specific valuation multiples, where applicable. Based on the valuation methodology and associated unobservable inputs, these investments are classified as level 3. During the year ended December 31, 2016, the Company recognized impairment charges of $8 million on its equity investments. There were no impairment charges recognized on equity investments during the year ended December 31, 2015.
Other repossessed assets comprises repossessed personal property that is measured at fair value less cost to sell. These assets are classified as level 3 as their fair value is determined based on a variety of subjective, unobservable factors. There were no losses recognized in earnings by the Company on other repossessed assets during the year ended December 31, 2016 or during the year ended December 31, 2015, as the impairment charges on repossessed personal property were a component of the ALLL.
The Company monitors the fair value of assets under operating leases where the Company is the lessor and recognizes impairment on the leased asset to the extent the carrying value is not recoverable and is greater than its fair value. Fair value is determined using collateral specific pricing digests, external appraisals, broker opinions, recent sales data from industry equipment dealers, and the discounted cash flows derived from the underlying lease agreement. As market data for similar assets and lease arrangements is available and used in the valuation, these assets are considered level 2. During the years ended December 31, 2016 and 2015, the Company recognized impairment charges of $12 million and $6 million attributable to changes in the fair value of various personal property under operating leases.
The Company recognized impairment charges of $12 million on branch properties during the year ended December 31, 2016. These branches are classified as level 3, as their fair values were based on market comparables and broker opinions.
Land held for sale is recorded at the lesser of carrying value or fair value less cost to sell, and is considered level 3 as its fair value is determined based on market comparables and broker opinions. The Company recognized impairment charges of $4 million on land held for sale during the year ended December 31, 2016. Impairment charges recognized on land held for sale was immaterial during the year ended December 31, 2015.

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2016		Fair Value Measurements
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$6,423	$6,423	$6,423	$—	$—	(a)
Trading assets and derivative instruments	6,067	6,067	881	5,158	28	(b)
Securities AFS	30,672	30,672	5,507	24,532	633	(b)
LHFS	4,169	4,178	—	4,161	17	(c)
LHFI, net	141,589	140,516	—	282	140,234	(d)
Financial liabilities:
Deposits	160,398	160,280	—	160,280	—	(e)
Short-term borrowings	4,764	4,764	—	4,764	—	(f)
Long-term debt	11,748	11,779	—	11,051	728	(f)
Trading liabilities and derivative instruments	1,351	1,351	846	483	22	(b)

	December 31, 2015		Fair Value Measurements
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$5,599	$5,599	$5,599	$—	$—	(a)
Trading assets and derivative instruments	6,119	6,119	866	5,143	110	(b)
Securities AFS	27,825	27,825	3,542	23,727	556	(b)
LHFS	1,838	1,842	—	1,803	39	(c)
LHFI, net	134,690	131,178	—	397	130,781	(d)
Financial liabilities:
Deposits	149,830	149,889	—	149,889	—	(e)
Short-term borrowings	4,627	4,627	—	4,627	—	(f)
Long-term debt	8,462	8,374	—	7,772	602	(f)
Trading liabilities and derivative instruments	1,263	1,263	664	593	6	(b)

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

(a)	Cash and cash equivalents are valued at their carrying amounts, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments.

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

Generally, the Company measures fair value for LHFI based on estimated future discounted cash flows using current origination rates for loans with similar terms and credit quality, which derived an estimated value of 101% on the loan portfolio’s net carrying value at both December 31, 2016 and 2015. The value derived from origination rates likely does not represent an exit price; therefore, an incremental market risk and liquidity discount was applied when estimating the fair value of these loans. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans.

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
Unfunded loan commitments and letters of credit are not included in the table above. At December 31, 2016 and 2015, the Company had $67.2 billion and $66.2 billion, respectively, of unfunded commercial loan commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related unfunded commitments reserve, which was a combined $71 million and $66 million at December 31, 2016 and 2015, respectively. No active trading market exists for these instruments, and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of consumer unfunded lending commitments which can generally be canceled by providing notice to the borrower.

NOTE 19 – CONTINGENCIES
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries are parties to numerous civil claims and lawsuits and subject to regulatory examinations, investigations, and requests for information. Some of these matters involve claims for substantial amounts. The Company’s experience has shown that the damages alleged by plaintiffs or claimants are often overstated, based on unsubstantiated legal theories, unsupported by facts, and/or bear no relation to the ultimate award that a court might grant. Additionally, the outcome of litigation and regulatory matters and the timing of ultimate resolution are inherently difficult to predict. These factors make it difficult for the Company to provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. However, on a case-by-case basis, reserves are established for those legal claims in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company's financial statements at December 31, 2016 reflect the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved.
For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of related reserves, if any. Management currently estimates these losses to range from $0 to approximately $190 million. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information available at December 31, 2016. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure. Based on current knowledge, it is the opinion of management that liabilities arising from legal claims in excess of the amounts currently reserved, if any, will not have a material impact on the Company’s financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s financial condition, results of operations, or cash flows for any given reporting period.

Notes to Consolidated Financial Statements, continued

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
Lehman Brothers Holdings, Inc. Litigation
Beginning in October 2008, STRH, along with other underwriters and individuals, were named as defendants in several individual and putative class action complaints filed in the U.S. District Court for the Southern District of New York and state and federal courts in Arkansas, California, Texas, and Washington. Plaintiffs alleged violations of Sections 11 and 12 of the Securities Act of 1933 and/or state law for allegedly false and misleading disclosures in connection with various debt and preferred stock offerings of Lehman Brothers Holdings, Inc. ("Lehman Brothers") and sought unspecified damages. All cases were transferred for coordination to the multi-district litigation captioned In re Lehman Brothers Equity/Debt Securities Litigation pending in the U.S. District Court for the Southern District of New York. Defendants filed a motion to dismiss all claims asserted in the class action. On July 27, 2011, the District Court granted in part and denied in part the motion to dismiss the claims against STRH and the other underwriter defendants in the class action. A settlement with the class plaintiffs was approved by the Court and the class settlement approval process was completed. A number of individual lawsuits and smaller putative class actions remained following the class settlement. STRH settled two such individual actions. The other individual lawsuits were dismissed. In two of such dismissed individual actions, the plaintiffs were unable to appeal the dismissals of their claims until their claims against a third party were resolved. In one of these individual actions, the plaintiffs filed a notice of appeal to the Second Circuit Court of Appeals, but that appeal was denied on July 8, 2016. The plaintiff filed a petition to appeal the decision to the U.S. Supreme Court, and on January 13, 2017, the U.S. Supreme Court agreed to hear the appeal. In the other individual action, no appeal has been filed.

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
ERISA Class Actions
Company Stock Class Action
Beginning in July 2008, the Company and certain officers, directors, and employees of the Company were named in a class action alleging that they breached their fiduciary duties under ERISA by offering the Company's common stock as an investment option in the SunTrust Banks, Inc. 401(k) Plan (the “Plan”). The plaintiffs sought to represent all current and former Plan participants who held the Company stock in their Plan accounts from May 15, 2007 to March 30, 2011 and seek to recover alleged losses these participants supposedly incurred as a result of their investment in Company stock.
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

Notes to Consolidated Financial Statements, continued

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
On July 25, 2014, the FRB imposed a $160 million civil money penalty as a result of the FRB’s review of the Company’s residential mortgage loan servicing and foreclosure processing practices that preceded the Consent Order. The Company believes that it has fully satisfied this penalty by having provided consumer relief and certain cash payments as contemplated by the settlement with the U.S. and the States Attorneys' General regarding certain mortgage servicing claims, discussed below at “United States Mortgage Servicing Settlement.” SunTrust continues its engagement with the FRB to demonstrate compliance with its commitments under the Consent Order.
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

Residential Funding Company, LLC v. SunTrust Mortgage, Inc.
STM has been named as a defendant in a complaint filed December 17, 2013 in the Southern District of New York by Residential Funding Company, LLC ("RFC"), a Chapter 11 debtor-affiliate of GMAC Mortgage, LLC, alleging breaches of representations and warranties made in connection with loan sales and seeking indemnification against losses allegedly suffered by RFC as a result of such alleged breaches. The case was transferred to the United States Bankruptcy Court for the Southern District of New York. The litigation remains active in the Bankruptcy Court and discovery continues.
Thurmond, Christopher, et al. v. SunTrust Banks, Inc., et al.
STM and Twin Rivers Insurance Company ("Twin Rivers") have been named as defendants in a putative class action alleging that the companies entered into illegal “captive reinsurance” arrangements with private mortgage insurers. More specifically, plaintiffs allege that SunTrust’s selection of private mortgage insurers who agree to reinsure with Twin Rivers certain loans referred to them by SunTrust results in illegal “kickbacks” in the form of the insurance premiums paid to Twin Rivers. Plaintiffs contend that this arrangement violates the Real Estate Settlement Procedures Act (“RESPA”) and results in unjust enrichment to the detriment of borrowers. The matter was filed in February 2011 in the U.S. District Court for the Eastern District of Pennsylvania. This case had been stayed by the Court pending the outcome of Edwards v. First American Financial Corporation, a captive reinsurance case that was pending before the U.S. Supreme Court at the time. SunTrust filed a motion to dismiss the Thurmond case which was granted in part and denied in part, allowing limited discovery surrounding the argument that the statute of limitations for certain claims should be equitably tolled. Thurmond had been stayed a second time pending a ruling in a similar case currently before the Third Circuit concerning the application of the statute of limitations. While the stay was lifted, the parties reached an agreement in principle to resolve the matter.
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

Felix v. SunTrust Mortgage, Inc.
This putative class action was filed against STM on April 4, 2016. Plaintiff alleges that STM breaches its contract with borrowers when it collects interest on FHA loans at repayment because STM fails to use an approved FHA notice form. Plaintiff also alleges that STM violates the Georgia usury statute by collecting such interest. Plaintiff attempts to bring the breach of contract claim on behalf of all borrowers and the usury claim on behalf of Georgia borrowers. Plaintiff and STM reached a settlement of the action with the class, and the U.S. District Court for the Northern District of Georgia granted preliminary approval of the settlement on September 9, 2016. The settlement terms had an insignificant impact on the Company's financial position. On February 6, 2017, the court approved the settlement, which, barring appeal, will be final in 30 days.
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

LR Trust v. SunTrust Banks, Inc., et al.
In November 2016, the Company and certain officers and directors were named as defendants in a shareholder derivative action alleging that defendants failed to take action related to activities at issue in the National Mortgage Servicing, HAMP, and FHA Originations settlements, and certain other legal matters or to ensure that the alleged activities in each were remedied and otherwise appropriately addressed. Plaintiff seeks an award in favor of the Company for the amount of damages sustained by the Company, disgorgement of alleged benefits obtained by defendants, and enhancements to corporate governance and internal controls. The Company filed a Motion to Dismiss the matter on February 15, 2017.

SEC Investment Adviser 12b-1 Fees
The SEC Division of Enforcement is investigating whether STIS committed fraud under the Investment Advisers Act ("IAA") of 1940 by purchasing mutual fund shares on behalf of clients that imposed an SEC Rule 12b-1 marketing fee on the investment, if share classes existed which did not impose such a fee, and it has informed the Company that it has made a preliminary determination to recommend that the SEC bring an enforcement action against STIS. STIS is researching the extent to which alternate mutual fund classes existed which did not impose such fees, and other matters. STIS estimates that the amount of such fees was $5 million or less. If there is a finding or admission that STIS violated the antifraud provisions of the IAA, the Company could lose well-known seasoned issuer status and STIS' ability to earn certain investment advisory referral fees may be limited, unless and until the SEC Division of Corporation Finance grants

Notes to Consolidated Financial Statements, continued

a waiver. STIS is cooperating with the investigation and is in discussions with the SEC.

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

The Wholesale Banking segment is made up of three primary lines of business and the Treasury & Payment Solutions product group:

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

•
Commercial Real Estate provides a full range of financial solutions for commercial real estate developers, owners, and investors, including construction, mini-perm, and permanent real estate financing, as well as tailored financing and equity investment solutions via STRH. With the acquisition of the assets of Pillar in December of 2016, commercial real estate also provides multi-family agency lending and servicing, as well as loan administration, advisory, and commercial mortgage brokerage services. The institutional real estate team targets relationships with REITs, institutional advisors, private funds, and insurance companies and the regional team focuses on real estate owners and developers through a regional delivery structure. Commercial Real Estate also offers tailored financing and equity investment solutions for community development and affordable housing projects through STCC, with particular expertise in Low Income Housing Tax Credits and New Market Tax Credits.

•
Treasury & Payment Solutions provides all SunTrust Wholesale Banking clients with services required to manage their payments and receipts, combined with the ability to manage and optimize their deposits across all aspects of their business. Treasury & Payment Solutions operates all electronic and paper payment types, including card, wire transfer, ACH, check, and cash. It also provides clients the means to manage their accounts electronically online, both domestically and internationally.

Notes to Consolidated Financial Statements, continued

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
Corporate Other includes management of the Company’s investment securities portfolio, long-term debt, end user derivative instruments, short-term liquidity and funding activities, balance sheet risk management, and most real estate assets. Additionally, Corporate Other includes the Company's functional activities such as marketing, SunTrust online, human resources, finance, Enterprise Risk, legal and compliance, communications, procurement, enterprise information services, corporate real estate, and executive management. The financial results of RidgeWorth, including the gain on sale, are reflected in the Corporate Other segment for the year ended December 31, 2014. Prior to the sale of RidgeWorth in the second quarter of 2014, RidgeWorth's financial performance was reported in the Wholesale Banking segment. See Note 2, "Acquisitions/Dispositions," for additional information related to the sale of RidgeWorth.
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

Notes to Consolidated Financial Statements, continued

	Year Ended December 31, 2016
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$42,723	$71,605	$26,726	$66	($2)	$141,118
Average consumer and commercial deposits	95,875	55,293	2,969	124	(72)	154,189
Average total assets	48,415	85,513	30,697	31,939	2,440	199,004
Average total liabilities	96,466	61,050	3,344	14,148	(72)	174,936
Average total equity	—	—	—	—	24,068	24,068
Statements of Income:
Net interest income	$2,857	$1,849	$448	$96	($29)	$5,221
FTE adjustment	—	136	—	2	—	138
Net interest income-FTE [1]	2,857	1,985	448	98	(29)	5,359
Provision/(benefit) for credit losses [2]	185	272	(13)	—	—	444
Net interest income after provision/(benefit) for credit losses-FTE	2,672	1,713	461	98	(29)	4,915
Total noninterest income	1,472	1,234	559	136	(18)	3,383
Total noninterest expense	3,056	1,693	732	5	(18)	5,468
Income before provision for income taxes-FTE	1,088	1,254	288	229	(29)	2,830
Provision for income taxes-FTE [3]	404	387	105	59	(12)	943
Net income including income attributable to noncontrolling interest	684	867	183	170	(17)	1,887
Net income attributable to noncontrolling interest	—	—	—	9	—	9
Net income	$684	$867	$183	$161	($17)	$1,878
1 Presented on a matched maturity funds transfer price basis for the segments.
2 Provision/(benefit) for credit losses represents net charge-offs by segment combined with an allocation to the segments for the provision/(benefit) attributable to quarterly changes in the ALLL and unfunded commitment reserve balances.
3 Includes regular provision for income taxes and taxable-equivalent income adjustment reversal.

	Year Ended December 31, 2015
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$40,614	$67,872	$25,024	$60	($12)	$133,558
Average consumer and commercial deposits	91,104	50,379	2,679	101	(61)	144,202
Average total assets	46,513	80,915	28,692	29,655	3,117	188,892
Average total liabilities	91,747	56,050	3,048	14,771	(70)	165,546
Average total equity	—	—	—	—	23,346	23,346
Statements of Income:
Net interest income	$2,728	$1,781	$483	$147	($375)	$4,764
FTE adjustment	1	138	—	3	—	142
Net interest income-FTE [1]	2,729	1,919	483	150	(375)	4,906
Provision/(benefit) for credit losses [2]	137	137	(110)	—	1	165
Net interest income after provision/(benefit) for credit losses-FTE	2,592	1,782	593	150	(376)	4,741
Total noninterest income	1,507	1,180	460	135	(14)	3,268
Total noninterest expense	2,939	1,551	681	4	(15)	5,160
Income before provision for income taxes-FTE	1,160	1,411	372	281	(375)	2,849
Provision for income taxes-FTE [3]	431	459	85	82	(151)	906
Net income including income attributable to noncontrolling interest	729	952	287	199	(224)	1,943
Net income attributable to noncontrolling interest	—	—	—	9	1	10
Net income	$729	$952	$287	$190	($225)	$1,933
1 Presented on a matched maturity funds transfer price basis for the segments.
2 Provision/(benefit) for credit losses represents net charge-offs by segment combined with an allocation to the segments for the provision/(benefit) attributable to quarterly changes in the ALLL and unfunded commitment reserve balances.
3 Includes regular provision for income taxes and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements, continued

	Year Ended December 31, 2014
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$41,702	$62,627	$26,494	$56	($5)	$130,874
Average consumer and commercial deposits	86,046	43,569	2,333	112	(48)	132,012
Average total assets	47,430	74,093	30,386	27,125	3,142	182,176
Average total liabilities	86,774	50,294	2,665	20,283	(10)	160,006
Average total equity	—	—	—	—	22,170	22,170
Statements of Income/(Loss):
Net interest income	$2,628	$1,661	$552	$275	($276)	$4,840
FTE adjustment	1	139	—	3	(1)	142
Net interest income-FTE [1]	2,629	1,800	552	278	(277)	4,982
Provision for credit losses [2]	191	71	81	—	(1)	342
Net interest income after provision for credit losses-FTE	2,438	1,729	471	278	(276)	4,640
Total noninterest income	1,527	1,063	473	278	(18)	3,323
Total noninterest expense	2,904	1,473	1,048	134	(16)	5,543
Income/(loss) before provision/(benefit) for income taxes-FTE	1,061	1,319	(104)	422	(278)	2,420
Provision/(benefit) for income taxes-FTE [3]	390	423	(52)	(26)	(100)	635
Net income/(loss) including income attributable to noncontrolling interest	671	896	(52)	448	(178)	1,785
Net income attributable to noncontrolling interest	—	—	—	11	—	11
Net income/(loss)	$671	$896	($52)	$437	($178)	$1,774
1 Presented on a matched maturity funds transfer price basis for the segments.
2 Provision for credit losses represents net charge-offs by segment combined with an allocation to the segments for the provision attributable to quarterly changes in the ALLL and unfunded commitment reserve balances.
3 Includes regular provision/(benefit) for income taxes and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements, continued

NOTE 21 - ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME
Changes in the components of AOCI, net of tax, are presented in the following table:

(Dollars in millions)	Securities AFS	Derivative Instruments	Brokered Time Deposits	Long-Term Debt	Employee Benefit Plans	Total
Year Ended December 31, 2016
Balance, beginning of period	$135	$87	$—	$—	($682)	($460)
Cumulative credit risk adjustment [1]	—	—	—	(5)	—	(5)
Net unrealized losses arising during the period	(194)	(91)	(1)	(2)	—	(288)
Amounts reclassified to net income	(3)	(153)	—	—	88	(68)
Other comprehensive (loss)/income, net of tax	(197)	(244)	(1)	(2)	88	(356)
Balance, end of period	($62)	($157)	($1)	($7)	($594)	($821)

Year Ended December 31, 2015
Balance, beginning of period	$298	$97	$—	$—	($517)	($122)
Net unrealized (losses)/gains arising during the period	(150)	154	—	—	—	4
Amounts reclassified to net income	(13)	(164)	—	—	(165)	(342)
Other comprehensive loss, net of tax	(163)	(10)	—	—	(165)	(338)
Balance, end of period	$135	$87	$—	$—	($682)	($460)

Year Ended December 31, 2014
Balance, beginning of period	($77)	$279	$—	$—	($491)	($289)
Net unrealized gains arising during the period	366	62	—	—	—	428
Amounts reclassified to net income	9	(244)	—	—	(26)	(261)
Other comprehensive income/(loss), net of tax	375	(182)	—	—	(26)	167
Balance, end of period	$298	$97	$—	$—	($517)	($122)
1 Related to the Company's early adoption of the ASU 2016-01 provision related to changes in instrument-specific credit risk. See Note 1, "Significant Accounting Policies," for additional information.

Reclassifications from AOCI, and the related tax effects, are presented in the following table:

(Dollars in millions)	Year Ended December 31			Impacted Line Item in the Consolidated Statements of Income
Details About AOCI Components	2016	2015	2014
Securities AFS:
Realized (gains)/losses on securities AFS	($4)	($21)	$15	Net securities gains/(losses)
Tax effect	1	8	(6)	Provision for income taxes
	(3)	(13)	9
Derivative Instruments:
Realized gains on cash flow hedges	(244)	(261)	(387)	Interest and fees on loans
Tax effect	91	97	143	Provision for income taxes
	(153)	(164)	(244)
Employee Benefit Plans:
Amortization of prior service credit	(6)	(6)	(6)	Employee benefits
Amortization of actuarial loss	25	21	16	Employee benefits
Adjustment to funded status of employee benefit obligation	121	(283)	(51)	Other assets/other liabilities
	140	(268)	(41)
Tax effect	(52)	103	15	Provision for income taxes
	88	(165)	(26)

Total reclassifications from AOCI to net income	($68)	($342)	($261)

Notes to Consolidated Financial Statements, continued

NOTE 22 - PARENT COMPANY FINANCIAL INFORMATION

Statements of Income - Parent Company Only

	Year Ended December 31
(Dollars in millions)	2016	2015	2014
Income
Dividends [1]	$1,300	$1,159	$1,057
Interest from loans to subsidiaries	15	8	7
Trading gains/(losses)	2	(1)	10
Gain on sale of subsidiary	—	—	105
Other income	12	15	13
Total income	1,329	1,181	1,192
Expense
Interest on short-term borrowings	2	1	7
Interest on long-term debt	140	128	122
Employee compensation and benefits [2]	57	69	42
Service fees to subsidiaries	12	6	10
Other expense	24	21	11
Total expense	235	225	192
Income before income tax benefit and equity in undistributed income of subsidiaries	1,094	956	1,000
Income tax benefit	59	61	2
Income before equity in undistributed income of subsidiaries	1,153	1,017	1,002
Equity in undistributed income of subsidiaries	725	916	772
Net income	$1,878	$1,933	$1,774
Preferred dividends	($66)	($64)	($42)
Dividends and undistributed earnings allocated to unvested shares	(1)	(6)	(10)
Net income available to common shareholders	$1,811	$1,863	$1,722
1 Substantially all dividend income is from subsidiaries (primarily the Bank).
2 Includes incentive compensation allocations between the Parent Company and subsidiaries.

Notes to Consolidated Financial Statements, continued

Balance Sheets - Parent Company Only

	December 31
(Dollars in millions)	2016	2015
Assets
Cash held at SunTrust Bank	$535	$478
Interest-bearing deposits held at SunTrust Bank	1,126	2,115
Interest-bearing deposits held at other banks	23	22
Cash and cash equivalents	1,684	2,615
Trading assets and derivative instruments	—	8
Securities available for sale	147	198
Loans to subsidiaries	2,516	1,627
Investment in capital stock of subsidiaries stated on the basis of the Company’s equity in subsidiaries’ capital accounts:
Banking subsidiaries	23,617	23,324
Nonbanking subsidiaries	1,359	1,291
Goodwill	211	211
Other assets	528	382
Total assets	$30,062	$29,656

Liabilities
Short-term borrowings:
Subsidiaries	$283	$178
Non-affiliated companies	483	582
Long-term debt:
Non-affiliated companies	4,950	4,772
Other liabilities	831	795
Total liabilities	6,547	6,327
Shareholders’ Equity
Preferred stock	1,225	1,225
Common stock	550	550
Additional paid-in capital	9,010	9,094
Retained earnings	16,000	14,686
Treasury stock, at cost, and other [1]	(2,449)	(1,766)
Accumulated other comprehensive loss, net of tax	(821)	(460)
Total shareholders’ equity	23,515	23,329
Total liabilities and shareholders’ equity	$30,062	$29,656
1 At December 31, 2016, includes ($2,448) million for treasury stock and ($1) million for compensation element of restricted stock.
At December 31, 2015, includes ($1,764) million for treasury stock and ($2) million for compensation element of restricted stock.

Notes to Consolidated Financial Statements, continued

Statements of Cash Flows - Parent Company Only

	Year Ended December 31
(Dollars in millions)	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$1,878	$1,933	$1,774
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of subsidiary	—	—	(105)
Equity in undistributed income of subsidiaries	(725)	(916)	(772)
Depreciation, amortization, and accretion	3	6	5
Deferred income tax expense/(benefit)	11	(4)	35
Stock-based compensation	3	11	21
Net securities losses	—	—	2
Net (increase)/decrease in other assets [1]	(129)	(72)	207
Net increase/(decrease) in other liabilities [1]	62	(28)	29
Net cash provided by operating activities	1,103	930	1,196
Cash Flows from Investing Activities:
Proceeds from maturities, calls, and paydowns of securities available for sale	49	66	71
Proceeds from sales of securities available for sale	4	—	21
Purchases of securities available for sale	(4)	(15)	(26)
Proceeds from sales of auction rate securities	—	—	59
Net (increase)/decrease in loans to subsidiaries	(889)	1,042	(1,518)
Proceeds from sale of subsidiary	—	—	193
Net capital contributions to subsidiaries	—	—	(32)
Other, net	(3)	(2)	(10)
Net cash (used in)/provided by investing activities	(843)	1,091	(1,242)
Cash Flows from Financing Activities:
Net increase/(decrease) in short-term borrowings	5	(763)	(686)
Proceeds from long-term debt	2,005	—	723
Repayment of long-term debt	(1,784)	(29)	(5)
Proceeds from the issuance of preferred stock	—	—	496
Repurchase of common stock	(806)	(679)	(458)
Repurchase of common stock warrants	(24)	—	—
Common and preferred dividends paid	(564)	(539)	(409)
Taxes paid related to net share settlement of equity awards [1]	(48)	(36)	(16)
Proceeds from the exercise of stock options [1]	25	17	10
Net cash used in financing activities	(1,191)	(2,029)	(345)
Net decrease in cash and cash equivalents	(931)	(8)	(391)
Cash and cash equivalents at beginning of period	2,615	2,623	3,014
Cash and cash equivalents at end of period	$1,684	$2,615	$2,623

Supplemental Disclosures:
Income taxes paid to subsidiaries	($886)	($499)	($219)
Income taxes received by Parent Company	812	481	171
Net income taxes paid by Parent Company	($74)	($18)	($48)
Interest paid	$135	$130	$131
1 Related to the Company's early adoption of ASU 2016-09, certain prior period amounts have been retrospectively reclassified between operating activities and financing activities. See Note 1, "Significant Accounting Policies," for additional information.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) at December 31, 2016. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at December 31, 2016.

Changes in Internal Control over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting at December 31, 2016. In making its assessment of internal control over financial reporting, management utilized the framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on that assessment, management concluded that, at December 31, 2016, the Company’s internal control over financial reporting is effective.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements at, and for, the year ended December 31, 2016, has issued a report on the effectiveness of the Company’s internal control over financial reporting at December 31, 2016. The report of Ernst & Young LLP is included under Item 8 of this Annual Report on Form 10-K.

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information at the captions “Nominees for Directorship,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Director Independence,” “Shareholder Recommendations and Nominations for Election to the Board,” and “Board Committees and Attendance” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 25, 2017 and to be filed with the Commission is incorporated by reference into this Item 10.

Item 11.	EXECUTIVE COMPENSATION
The information at the captions “Compensation Policies that Affect Risk Management,” “Executive Compensation” (“Compensation Discussion and Analysis,” “Compensation Committee Report,” “2016 Summary Compensation Table,” “2016 Grants of Plan-Based Awards,” “Option Exercises and Stock Vested in 2016,” “Outstanding Equity Awards at December 31, 2016,” “2016 Pension Benefits Table,” “2016 Nonqualified Deferred Compensation Table,” and “2016 Potential Payments Upon Termination or Change in Control”), “2016 Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 25, 2017 and to be filed with the Commission is incorporated by reference into this Item 11.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information at the captions “Equity Compensation Plans,” and “Stock Ownership of Directors, Management, and Principal Shareholders” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 25, 2017 and to be filed with the Commission is incorporated by reference into this Item 12.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information at the captions “Policies and Procedures for Approval of Related Party Transactions,” “Transactions with Related Persons, Promoters, and Certain Control Persons,” and “Corporate Governance and Director Independence” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 25, 2017 and to be filed with the Commission is incorporated by reference into this Item 13.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information at the captions “Audit Fees and Related Matters,” “Audit and Non-Audit Fees,” and “Audit Committee Policy for Pre-approval of Independent Auditor Services” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 25, 2017 and to be filed with the Commission is incorporated by reference into this Item 14.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements of SunTrust Banks, Inc. included in this report:
Consolidated Statements of Income for the years ended December 31, 2016, 2015, and 2014;
Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014;
Consolidated Balance Sheets at December 31, 2016 and 2015;
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, 2015, and 2014; and
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014.

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
10.2
SunTrust Banks, Inc. 2009 Stock Plan, as amended and restated as of August 11, 2015, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 13, 2015, together with (i) Form of Nonqualified Stock Option Agreement; (ii) Form of Performance-Vested Stock Option Agreement; (iii) Form of Pro-Rata Nonqualified Stock Option Award Agreement; (iv) Form of Restricted Stock Agreement (3-year cliff vesting); (v) Form of Restricted Stock Agreement (3-year ratable vesting); (vi) Form of Performance Stock Agreement; (vii) Form of CCP Long Term Restricted Stock Award Agreement; (viii) Form of Performance Stock Unit Agreement; (ix) Form of TSR Performance-Vested Restricted Stock Unit Award Agreement; (x) Form of Tier 1 Capital Performance-Vested Restricted Stock Unit Award Agreement; (xi) Form of (2010) Salary Share Stock Unit Award Agreement; (xii) Form of (2011) SunTrust Banks, Inc. Salary Share Stock Unit Agreement; (xiii) Form of Non-Employee Director Restricted Stock Award Agreement; (xiv) Form of Non-Employee Director Restricted Stock Unit Award Agreement; (xv) Form of Co-investment Restricted Stock Unit Award Agreement with clawback under the SunTrust Banks, Inc. 2009 Stock Plan; (xvi) Form of Performance Vested (ROA) Restricted Stock Unit Award Agreement with clawback under the SunTrust Banks, Inc. 2009 Stock Plan; (xvii) Form of Performance Vested (TSR) Restricted Stock Unit Award Agreement with clawback under the SunTrust Banks, Inc. 2009 Stock Plan; (xviii) Form of Nonqualified Stock Option Award Agreement with clawback under the SunTrust Banks, Inc. 2009 Stock Plan; (xix) Form of Time Vested Restricted Stock Award Agreement with clawback under the SunTrust Banks, Inc. 2009 Stock Plan; (xx) Form of 2012 Non-Qualified Stock Option Award Agreement (2-year cliff vested) under the SunTrust Banks, Inc. 2009 Stock Plan; (xxi) Form of Restricted Stock Unit Award Agreement, 2013 RORWA; (xxii) Form of Restricted Stock Unit Award Agreement, 2013 TSR; (xxiii) Form of Restricted Stock Unit Agreement, 2014 TSR/Return on Tangible Common Equity (corrected); (xxiv) Form of Time-Vested Restricted Stock Unit Agreement, 2014 Type I; (xxv) Form of Time-Vested Restricted Stock Unit Agreement, 2014 Type II; (xxvi) Form of Restricted Stock Unit Agreement, 2014 Return on Tangible Common Equity (corrected); (xxvii) Form of Restricted Stock Unit Agreement, 2015 Return on Tangible Common Equity; (xxviii) Form of Restricted Stock Unit Agreement, 2015 Type I, three-year cliff; (xxix) Form of Restricted Stock Unit Agreement, 2016 Return on Tangible Common Equity; (xxx) Form of Restricted Stock Unit Agreement, 2016 Retention I; (xxxi) Form of Restricted Stock Unit Agreement, 2016 Retention II; and (xxxii) Form of Restricted Stock Unit Award Agreement, 2016 ROTCE/TSR, incorporated by reference to (i) Exhibit 10.1.1 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (ii) Exhibit 10.1.2 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (iii) Exhibit 10.3 of the Company's Current Report on Form 8-K filed April 4, 2011; (iv) Exhibit 10.1.4 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (v) Exhibit 10.1.3 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (vi) Exhibit 10.1.6 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (vii) Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed November 5, 2010; (viii) Exhibit 10.1.7 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (ix) Exhibit 10.1 of the Company's Current Report on Form 8-K/A filed April 27, 2011; (x) Exhibit 10.2 of the Company's Current Report on Form 8-K filed April 4, 2011; (xi) Exhibit 10.2 of the Company's Current Report on Form 8-K/A filed January 13, 2010; (xii) Exhibit 10.5 of the Company's Current Report on Form 8-K filed January 6, 2011; (xiii) Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 27, 2011; (xiv) Exhibit 10.2 of the Company's Current Report on Form 8-K filed April 27, 2011; (xv) to (xix) Exhibits 10.26 to 10.30 to the Company's Annual Report on Form 10-K filed February 24, 2012; (xx) Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 1, 2012; (xxi) Exhibit 10.23 of the Company's Annual Report on Form 10-K filed February 27, 2013; (xxii) Exhibit 10.24 of the Company's Annual Report on Form 10-K filed February 27, 2013; (xxiii) Exhibit 10.17 of the Company's Annual Report on Form 10-K filed February 24, 2014; (xxiv) Exhibit 10.18 of the Company's Annual Report on Form 10-K filed February 24, 2014; (xxv) Exhibit 10.19 of the Company's Annual Report on Form 10-K filed February 24, 2014; (xxvi) Exhibit 10.17 to Annual Report on Form 10-K filed February 24, 2015; (xxvii) Exhibit 10.18 to Annual Report on Form 10-K filed February 24, 2015; (xxviii) Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2015; (xxix) Exhibit 10.7 to Annual Report on Form 10-K filed February 23, 2016; (xxx) Exhibit 10.1 to Current Report on Form 8-K filed February 12, 2016; (xxxi) Exhibit 10.2 to Current Report on Form 8-K filed February 12, 2016; and (xxxii) Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed May 4, 2016.

*

10.3
SunTrust Banks, Inc. 2004 Stock Plan, effective April 20, 2004, as amended and restated February 12, 2008, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 15, 2008, as further amended effective January 1, 2009, incorporated by reference to Exhibit 10.14 to the Registrant's Current Report on Form 8-K filed January 7, 2009, together with (i) Form of Non-Qualified Stock Option Agreement, (ii) Form of Restricted Stock Agreement, (iii) Form of Director Restricted Stock Agreement, and (iv) Form of Director Restricted Stock Unit Agreement, incorporated by reference to (i) Exhibit 10.70 of the Registrant's Quarterly Report on Form 10-Q filed May 8, 2006, (ii)Exhibit 10.71 of the Registrant's Quarterly Report on Form 10-Q filed May 8, 2006, (iii) Exhibit 10.72 of the Registrant's Quarterly Report on Form 10-Q filed May 8, 2006, and (iv) Exhibit 10.74 of the Registrant's Quarterly Report on Form 10-Q filed May 8, 2006.
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
*

10.11	Executive Severance Plan, amended and restated July 24, 2014, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed August 6, 2014.	*

10.12	SunTrust Banks, Inc. Deferred Compensation Plan, amended and restated effective as of January 1, 2015, incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed February 24, 2015.	*

10.13	SunTrust Banks, Inc. 401(k) Plan, amended and restated effective as of January 1, 2016.	**

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

10.17
Restitution and Remediation Agreement dated as of July 3, 2014 between SunTrust Mortgage, Inc. and the United States of America, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 3, 2014.
*

10.18
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
*

Exhibit	Description
10.19	Form of Performance Vested Restricted Stock Unit Award Agreement, 2017, (ROTCE/TSR).	**

10.20	Form of Time Vested Restricted Stock Unit Award Agreement, 2017, Type I (VIR).	**

10.21	Form of Time Vested Restricted Stock Unit Award Agreement, 2017, Type II.	**

12.1	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.	**

21.1	Registrant's Subsidiaries.	**

23.1	Consent of Independent Registered Public Accounting Firm.	**

31.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

31.2	Certification of Corporate Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Corporate Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

99.1	Recoupment Policy, incorporated by reference to Exhibit 99.1 to Form 10-K filed February 23, 2016.	*

101.1	Interactive Data File.	**
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February 2017.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Date	Title

Principal Executive Officer:
/s/ William H. Rogers, Jr.	February 14, 2017	Chairman of the Board (Director) and
William H. Rogers, Jr.	Date	Chief Executive Officer

Principal Financial Officer:
/s/ Aleem Gillani	February 15, 2017	Corporate Executive Vice President and
Aleem Gillani	Date	Chief Financial Officer

Principal Accounting Officer:
/s/ Thomas E. Panther	February 24, 2017	Senior Vice President, Director of Corporate
Thomas E. Panther	Date	Finance & Controller

Directors:
/s/ Dallas S. Clement	February 14, 2017	Director
Dallas S. Clement	Date

/s/ Paul R. Garcia	February 14, 2017	Director
Paul R. Garcia	Date

/s/ M. Douglas Ivester	February 14, 2017	Director
M. Douglas Ivester	Date

/s/ Kyle Prechtl Legg	February 14, 2017	Director
Kyle Prechtl Legg	Date

/s/ Donna S. Morea	February 14, 2017	Director
Donna S. Morea	Date

/s/ David M. Ratcliffe	February 14, 2017	Director
David M. Ratcliffe	Date

/s/ Frank P. Scruggs, Jr.	February 14, 2017	Director
Frank P. Scruggs, Jr.	Date

______________	_________________	Director
Bruce L. Tanner	Date

/s/ Thomas R. Watjen	February 14, 2017	Director
Thomas R. Watjen	Date

/s/ Dr. Phail Wynn, Jr.	February 14, 2017	Director
Dr. Phail Wynn, Jr.	Date