Form 10-Q
period 2017-03-31
SUNTRUST BANKS INC
filed 2017-05-04
CIK 750556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer    ☑        Accelerated filer        ☐
Non-accelerated filer        ☐   (Do not check if a smaller reporting company)
Smaller reporting company    ☐
Emerging growth company    ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes  ☐    No  ☑

At April 28, 2017, 483,476,213 shares of the registrant’s common stock, $1.00 par value, were outstanding.

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
BCBS — Basel Committee on Banking Supervision.
BHC — Bank holding company.
Board — The Company’s Board of Directors.
BPC — Business Practices Committee.
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
CME — Chicago Mercantile Exchange.
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
REIT — Real estate investment trust.
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

i

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
Visa Counterparty — A financial institution that purchased the Company's Visa Class B shares.

ii

PART I - FINANCIAL INFORMATION
The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)
SunTrust Banks, Inc.
Consolidated Statements of Income

	Three Months Ended March 31
(Dollars in millions and shares in thousands, except per share data) (Unaudited)	2017	2016
Interest Income
Interest and fees on loans	$1,289	$1,203
Interest and fees on loans held for sale	24	19
Interest and dividends on securities available for sale	187	163
Trading account interest and other	28	26
Total interest income	1,528	1,411
Interest Expense
Interest on deposits	80	59
Interest on long-term debt	70	59
Interest on other borrowings	12	11
Total interest expense	162	129
Net interest income	1,366	1,282
Provision for credit losses	119	101
Net interest income after provision for credit losses	1,247	1,181
Noninterest Income
Investment banking income	167	98
Trading income	51	55
Service charges on deposit accounts	148	153
Other charges and fees	95	93
Card fees	82	78
Trust and investment management income	75	75
Retail investment services	68	69
Mortgage servicing related income	58	62
Mortgage production related income	53	60
Commercial real estate related income [1]	20	17
Net securities gains/(losses)	—	—
Other noninterest income [1]	30	21
Total noninterest income	847	781
Noninterest Expense
Employee compensation	717	639
Employee benefits	135	135
Outside processing and software	205	198
Net occupancy expense	92	85
Regulatory assessments	48	36
Marketing and customer development	42	44
Equipment expense	39	40
Operating losses	32	24
Amortization	13	10
Other noninterest expense	142	107
Total noninterest expense	1,465	1,318
Income before provision for income taxes	629	644
Provision for income taxes	159	195
Net income including income attributable to noncontrolling interest	470	449
Net income attributable to noncontrolling interest	2	2
Net income	$468	$447
Net income available to common shareholders	$451	$430

Net income per average common share:
Diluted	$0.91	$0.84
Basic	0.92	0.85
Dividends declared per common share	0.26	0.24
Average common shares - diluted	496,002	509,931
Average common shares - basic	490,091	505,482
1 Beginning January 1, 2017, the Company began presenting income related to the Company's Pillar, STCC, and Structured Real Estate businesses as a separate line item on the Consolidated Statements of Income titled Commercial real estate related income. For periods prior to January 1, 2017, these amounts were previously presented in Other noninterest income and have been reclassified to Commercial real estate related income for comparability.

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended March 31
(Dollars in millions) (Unaudited)	2017	2016
Net income	$468	$447
Components of other comprehensive (loss)/income:
Change in net unrealized gains on securities available for sale, net of tax of $1 and $165, respectively	2	279
Change in net unrealized (losses)/gains on derivative instruments, net of tax of ($24) and $89, respectively	(42)	150
Change in credit risk adjustment on long-term debt, net of tax of ($1) and ($1), respectively [1]	(1)	(2)
Change related to employee benefit plans, net of tax of ($1) and $35, respectively	(5)	59
Total other comprehensive (loss)/income, net of tax	(46)	486
Total comprehensive income	$422	$933
1 Related to the Company's early adoption of the ASU 2016-01 provision related to changes in instrument-specific credit risk. See Note 1, "Significant Accounting Policies," and Note 18, "Accumulated Other Comprehensive (Loss)/Income," for additional information.

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in millions and shares in thousands, except per share data)	2017	2016
Assets	(Unaudited)
Cash and due from banks	$6,957	$5,091
Federal funds sold and securities borrowed or purchased under agreements to resell	1,292	1,307
Interest-bearing deposits in other banks	25	25
Cash and cash equivalents	8,274	6,423
Trading assets and derivative instruments [1]	6,007	6,067
Securities available for sale [2]	31,127	30,672
Loans held for sale ($1,819 and $3,540 at fair value at March 31, 2017 and December 31, 2016, respectively)	2,109	4,169
Loans [3] ($221 and $222 at fair value at March 31, 2017 and December 31, 2016, respectively)	143,529	143,298
Allowance for loan and lease losses	(1,714)	(1,709)
Net loans	141,815	141,589
Premises and equipment, net	1,543	1,556
Goodwill	6,338	6,337
Other intangible assets (MSRs at fair value: $1,645 and $1,572 at March 31, 2017 and December 31, 2016, respectively)	1,729	1,657
Other assets	6,700	6,405
Total assets	$205,642	$204,875

Liabilities
Noninterest-bearing deposits	$43,437	$43,431
Interest-bearing deposits (CDs at fair value: $128 and $78 at March 31, 2017 and December 31, 2016, respectively)	119,416	116,967
Total deposits	162,853	160,398
Funds purchased	1,037	2,116
Securities sold under agreements to repurchase	1,704	1,633
Other short-term borrowings	1,955	1,015
Long-term debt [4] ($771 and $963 at fair value at March 31, 2017 and December 31, 2016, respectively)	10,496	11,748
Trading liabilities and derivative instruments	1,225	1,351
Other liabilities	2,888	2,996
Total liabilities	182,158	181,257
Shareholders’ Equity
Preferred stock, no par value	1,225	1,225
Common stock, $1.00 par value	550	550
Additional paid-in capital	8,966	9,010
Retained earnings	16,322	16,000
Treasury stock, at cost, and other [5]	(2,712)	(2,346)
Accumulated other comprehensive loss, net of tax	(867)	(821)
Total shareholders’ equity	23,484	23,618
Total liabilities and shareholders’ equity	$205,642	$204,875

Common shares outstanding [6]	485,712	491,188
Common shares authorized	750,000	750,000
Preferred shares outstanding	12	12
Preferred shares authorized	50,000	50,000
Treasury shares of common stock	64,301	58,738

[1] Includes trading securities pledged as collateral where counterparties have the right to sell or repledge the collateral	$1,229	$1,437
[2] Includes securities AFS pledged as collateral where counterparties have the right to sell or repledge the collateral	100	—
[3] Includes loans of consolidated VIEs	201	211
[4] Includes debt of consolidated VIEs	214	222
[5] Includes noncontrolling interest	101	103
[6] Includes restricted shares	11	11

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Shareholders’ Equity

(Dollars and shares in millions, except per share data) (Unaudited)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock and Other [1]	Accumulated Other Comprehensive (Loss)/Income	Total
Balance, January 1, 2016	$1,225	509	$550	$9,094	$14,686	($1,658)	($460)	$23,437
Cumulative effect of credit risk adjustment [2]	—	—	—	—	5	—	(5)	—
Net income	—	—	—	—	447	—	—	447
Other comprehensive income	—	—	—	—	—	—	486	486
Change in noncontrolling interest	—	—	—	—	—	(7)	—	(7)
Common stock dividends, $0.24 per share	—	—	—	—	(121)	—	—	(121)
Preferred stock dividends [3]	—	—	—	—	(17)	—	—	(17)
Repurchase of common stock	—	(4)	—	—	—	(151)	—	(151)
Repurchase of common stock warrants	—	—	—	(24)	—	—	—	(24)
Exercise of stock options and stock compensation expense	—	—	—	(3)	—	2	—	(1)
Restricted stock activity	—	—	—	(50)	(1)	53	—	2
Amortization of restricted stock compensation	—	—	—	—	—	2	—	2
Balance, March 31, 2016	$1,225	505	$550	$9,017	$14,999	($1,759)	$21	$24,053

Balance, January 1, 2017	$1,225	491	$550	$9,010	$16,000	($2,346)	($821)	$23,618
Net income	—	—	—	—	468	—	—	468
Other comprehensive loss	—	—	—	—	—	—	(46)	(46)
Change in noncontrolling interest	—	—	—	—	—	(2)	—	(2)
Common stock dividends, $0.26 per share	—	—	—	—	(128)	—	—	(128)
Preferred stock dividends [3]	—	—	—	—	(17)	—	—	(17)
Repurchase of common stock	—	(7)	—	—	—	(414)	—	(414)
Exercise of stock options and stock compensation expense	—	1	—	(12)	—	21	—	9
Restricted stock activity	—	1	—	(32)	(1)	29	—	(4)
Balance, March 31, 2017	$1,225	486	$550	$8,966	$16,322	($2,712)	($867)	$23,484
1 At March 31, 2017, includes ($2,812) million for treasury stock, ($1) million for the compensation element of restricted stock, and $101 million for noncontrolling interest.
At March 31, 2016, includes ($1,859) million for treasury stock, ($1) million for the compensation element of restricted stock, and $101 million for noncontrolling interest.
2 Related to the Company's early adoption of the ASU 2016-01 provision related to changes in instrument-specific credit risk, beginning January 1, 2016. See Note 1, "Significant Accounting Policies," and Note 18, "Accumulated Other Comprehensive (Loss)/Income," for additional information.
3 For the three months ended March 31, 2017, dividends were $1,000 per share for both Perpetual Preferred Stock Series A and B, $1,469 per share for Perpetual Preferred Stock Series E, and $1,406 per share for Perpetual Preferred Stock Series F.
For the three months ended March 31, 2016, dividends were $1,011 per share for both Perpetual Preferred Stock Series A and B, $1,469 per share for Perpetual Preferred Stock Series E, and $1,406 per share for Perpetual Preferred Stock Series F.

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc. Consolidated Statements of Cash Flows

	Three Months Ended March 31
(Dollars in millions) (Unaudited)	2017	2016
Cash Flows from Operating Activities
Net income including income attributable to noncontrolling interest	$470	$449
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation, amortization, and accretion	179	171
Origination of servicing rights	(101)	(46)
Provisions for credit losses and foreclosed property	121	103
Stock-based compensation	58	25
Net securities (gains)/losses	—	—
Net gain on sale of loans held for sale, loans, and other assets	(6)	(84)
Net decrease/(increase) in loans held for sale	2,056	(4)
Net increase in trading assets	(8)	(689)
Net (increase)/decrease in other assets [1]	(387)	146
Net decrease in other liabilities [1]	(284)	(268)
Net cash provided by/(used in) operating activities	2,098	(197)
Cash Flows from Investing Activities
Proceeds from maturities, calls, and paydowns of securities available for sale	993	1,057
Purchases of securities available for sale	(1,450)	(1,008)
Net increase in loans, including purchases of loans	(492)	(3,438)
Proceeds from sales of loans	118	18
Purchases of servicing rights	—	(75)
Capital expenditures	(43)	(24)
Payments related to acquisitions, including contingent consideration, net of cash acquired	—	(23)
Proceeds from the sale of other real estate owned and other assets	55	34
Net cash used in investing activities	(819)	(3,459)
Cash Flows from Financing Activities
Net increase in total deposits	2,455	2,331
Net (decrease)/increase in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	(68)	317
Proceeds from issuance of long-term debt	1,340	1,105
Repayments of long-term debt	(2,576)	(1,019)
Repurchase of common stock	(414)	(151)
Repurchase of common stock warrants	—	(24)
Common and preferred dividends paid	(138)	(130)
Taxes paid related to net share settlement of equity awards [1]	(36)	(46)
Proceeds from exercise of stock options [1]	9	1
Net cash provided by financing activities	572	2,384
Net increase/(decrease) in cash and cash equivalents	1,851	(1,272)
Cash and cash equivalents at beginning of period	6,423	5,599
Cash and cash equivalents at end of period	$8,274	$4,327

Supplemental Disclosures:
Loans transferred from loans held for sale to loans	$7	$5
Loans transferred from loans to loans held for sale	60	55
Loans transferred from loans and loans held for sale to other real estate owned	15	16
Non-cash impact of debt assumed by purchaser in lease sale	—	26
1 Related to the Company's early adoption of ASU 2016-09, certain prior period amounts have been retrospectively reclassified between operating activities and financing activities.

See accompanying Notes to Consolidated Financial Statements (unaudited).

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The unaudited Consolidated Financial Statements have been prepared in accordance with U.S. GAAP to present interim financial statement information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete, consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes; actual results could vary from these estimates. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
These interim Consolidated Financial Statements should be read in conjunction with the Company’s 2016 Annual Report on Form 10-K. Other than the recently issued accounting pronouncements discussed in this section, there have been no significant changes to the Company’s accounting policies, as disclosed in the 2016 Annual Report on Form 10-K, that could have a material effect on the Company's financial statements.
The Company evaluated events that occurred between March 31, 2017 and the date the accompanying financial statements were issued, and there were no material events, other than those already discussed in this Form 10-Q, that would require recognition in the Company's Consolidated Financial Statements or disclosure in the accompanying Notes.

Recently Issued Accounting Pronouncements
The following table summarizes ASUs recently issued by the FASB that could have a material effect on the Company's financial statements:

Standard	Description	Required Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standard(s) Adopted in 2017 (or partially adopted previously)
ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities
The ASU amends ASC Topic 825, Financial Instruments-Overall, and addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The main provisions require investments in equity securities to be measured at fair value through net income, unless they qualify for a practicability exception, and require fair value changes arising from changes in instrument-specific credit risk for financial liabilities that are measured under the fair value option to be recognized in other comprehensive income. With the exception of disclosure requirements that will be adopted prospectively, the ASU must be adopted on a modified retrospective basis.

January 1, 2018 Early adoption is permitted beginning January 1, 2016 or 2017 for the provision related to changes in instrument-specific credit risk for financial liabilities under the FVO.
The Company early adopted the provision related to changes in instrument-specific credit risk beginning January 1, 2016, which resulted in an immaterial, cumulative effect adjustment from retained earnings to AOCI. See Note 18, "Accumulated Other Comprehensive (Loss)/Income" for additional information. The Company is evaluating the impact of the remaining provisions of this ASU on the Consolidated Financial Statements and related disclosures; however, the impact is not expected to be material.

Notes to Consolidated Financial Statements (Unaudited), continued

Standard	Description	Required Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standard(s) Not Yet Adopted
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
January 1, 2018 Early adoption is permitted beginning January 1, 2017.
The Company continues to evaluate the anticipated effects of these ASUs on the Consolidated Financial Statements and related disclosures. The Company has conducted a comprehensive scoping exercise to determine the revenue streams that are in the scope of these updates. Preliminary results indicate that certain noninterest income financial statement line items, including service charges on deposit accounts, card fees, other charges and fees, investment banking income, trust and investment management income, retail investment services, commercial real estate related income, and other noninterest income, contain revenue streams that are in scope of these updates. Preliminary analyses indicate that there will be a change to gross presentation of certain types of revenue and expenses within investment banking income, such as underwriting revenue and expenses; the materiality of these changes is still being assessed. Other areas are still being evaluated, such as card interchange fees, card rewards programs, and service charges on deposit accounts. The Company is in the process of developing additional quantitative and qualitative disclosures that will be required upon adoption of the new ASUs. The Company plans to adopt the standards beginning January 1, 2018 and expects to use the modified retrospective method of adoption.

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

ASU 2016-13, Measurement of Credit Losses on Financial Instruments
The ASU amends ASC Topic 326, Financial Instruments-Credit Losses, to replace the incurred loss impairment methodology with a CECL methodology for financial instruments measured at amortized cost and other commitments to extend credit. For this purpose, expected credit losses reflect losses over the remaining contractual life of an asset, considering the effect of voluntary prepayments and considering available information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The resulting allowance for credit losses reflects the portion of the amortized cost basis that the entity does not expect to collect. Additional quantitative and qualitative disclosures are required upon adoption.

The CECL model does not apply to AFS debt securities; however the ASU requires entities to record an allowance when recognizing credit losses for AFS securities, rather than recording a direct write-down of the carrying amount.

January 1, 2020 Early adoption is permitted beginning January 1, 2019.
The Company has formed a cross-functional team to oversee the implementation of this ASU and it has begun to assess the required changes to its credit loss estimation methodologies. The Company is evaluating the impact this ASU will have on its Consolidated Financial Statements and related disclosures, and the Company currently anticipates that an increase to the allowance for credit losses will be recognized upon adoption to provide for the expected credit losses over the estimated life of the financial assets. However, the magnitude of the anticipated increase in the allowance for credit losses will be impacted by economic conditions and trends in the Company’s portfolio at the time of adoption.

ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business
The ASU amends ASC Topic 805, Business Combinations, to provide a more robust framework to use in determining when a set of assets and activities meets the definition of a business. The amendment indicates that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of gross assets acquired does not represent a business. Further, a set of gross assets acquired cannot be considered a business unless it includes an input and a substantive process that together significantly contribute to the ability to create an output. The ASU should be applied on a prospective basis.

January 1, 2018 Early adoption is permitted.
This ASU will not impact the Consolidated Financial Statements and related disclosures until an asset acquisition or business combination occurs that requires an analysis to determine if the acquired assets are a business under the new guidance.

Notes to Consolidated Financial Statements (Unaudited), continued

Standard	Description	Required Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standard(s) Not Yet Adopted (continued)
ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
The ASU amends ASC Topic 350, Intangibles - Goodwill and Other, to simplify the subsequent measurement of goodwill, by eliminating Step 2 from the goodwill impairment test. The amendments require an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Entities should recognize an impairment charge for the amount by which a reporting unit's carrying amount exceeds its fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU should be applied on a prospective basis.
January 1, 2020 Early adoption is permitted.
Based on the Company's most recent annual impairment test, there were no reporting units for which the carrying amount of the reporting unit exceeded its fair value; therefore, this ASU does not currently have an impact on the Company's Consolidated Financial Statements and related disclosures. However, if upon adoption the carrying amount of a reporting unit exceeds its fair value, the Company would be impacted by the amount of impairment recognized.

ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

The ASU amends ASC Topic 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, to clarify the scope of the Topic by clarifying the definition of the term "in substance nonfinancial asset" and also adding guidance for partial sales of nonfinancial assets. Under the new guidance, an entity will derecognize a nonfinancial asset when it does not have or ceases to have a controlling interest in the legal entity that holds the asset and when control of the asset has transferred in accordance with ASC 606. The ASU can be adopted on a retrospective or modified retrospective approach.

		January 1, 2018 Early adoption is permitted beginning January 1, 2017.	The Company is evaluating the impact this ASU will have on its Consolidated Financial Statements and related disclosures.

NOTE 2 - ACQUISITIONS/DISPOSITIONS
During the three months ended March 31, 2017 and 2016, the Company had no material acquisitions or dispositions.

Acquisition of Pillar
On December 15, 2016, the Company completed the acquisition of substantially all of the assets of the operating subsidiaries of Pillar Financial, LLC, a multi-family agency lending and servicing company with an originate-to-distribute focus that holds licenses with Fannie Mae, Freddie Mac, and the FHA. The acquired assets include Pillar's multi-family lending business, which is comprised of multi-family affordable housing, health care properties, senior housing, and manufactured housing specialty teams. Additionally, the transaction includes Cohen Financial's commercial real estate investor services business, which provides loan administration, advisory, and commercial mortgage brokerage services.
The Company agreed to pay $197 million in cash and incurred an immaterial amount of acquisition-related costs for the acquisition. The acquisition of Pillar was accounted for using the acquisition method of accounting. The Company performed a preliminary allocation of the purchase price to the underlying assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Refer to the Company's 2016 Annual Report on Form 10-K for additional information.
During the three months ended March 31, 2017, the Company finalized its valuation of assets acquired and liabilities assumed at the date of acquisition, and revised the preliminary purchase price allocation accordingly. The following table presents the revised purchase price allocation at March 31, 2017, which included a $1 million reduction to other intangible assets, resulting in the recognition of $1 million of goodwill.

(Dollars in millions)	March 31, 2017
Consideration	$197
Revised Pillar purchase price allocation to:
Cash and cash equivalents	$9
LHFI	38
LHFS	182
Commercial mortgage servicing rights	62
Other intangible assets	13
Other assets	8
Other short-term borrowings	(100)
Other liabilities	(16)
Identified net assets acquired at fair value	$196

Goodwill	$1
At the date of acquisition, the UPB of LHFI and LHFS acquired were $38 million and $180 million, respectively, and the related contractual cash flows not expected to be collected were immaterial. Additionally, intangible assets acquired included $62 million of commercial mortgage servicing rights and $13 million related mainly to agency licenses. See Note 8, "Goodwill and Other Intangible Assets," for additional information regarding the identified intangible assets acquired.
During the second quarter of 2017, the final settlement amount associated with working capital adjustments was reached and the purchase consideration of $197 million was finalized.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 3 - FEDERAL FUNDS SOLD AND SECURITIES FINANCING ACTIVITIES
Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell
Fed funds sold and securities borrowed or purchased under agreements to resell were as follows:

(Dollars in millions)	March 31, 2017	December 31, 2016
Fed funds sold	$18	$58
Securities borrowed	362	270
Securities purchased under agreements to resell	912	979
Total Fed funds sold and securities borrowed or purchased under agreements to resell	$1,292	$1,307
Securities purchased under agreements to resell are primarily collateralized by U.S. government or agency securities and are carried at the amounts at which the securities will be subsequently resold, plus accrued interest. Securities borrowed are primarily collateralized by corporate securities. The Company borrows securities and purchases securities under agreements to resell as part of its securities financing activities. On the acquisition date of these securities, the Company and the related counterparty agree on the amount of collateral required to secure the principal amount loaned under these arrangements. The Company monitors collateral values daily and calls for additional collateral to be provided as warranted under the respective agreements. At both March 31, 2017 and December 31, 2016, the total market value of collateral held was $1.3 billion, of which $234 million and $246 million was repledged, respectively.

Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as secured borrowings. The following table presents the Company’s related activity, by collateral type and remaining contractual maturity:

	March 31, 2017				December 31, 2016
(Dollars in millions)	Overnight and Continuous	Up to 30 days	30-90 days	Total	Overnight and Continuous	Up to 30 days	30-90 days	Total
U.S. Treasury securities	$125	$—	$—	$125	$27	$—	$—	$27
Federal agency securities	112	25	—	137	288	24	—	312
MBS - agency	861	124	—	985	793	51	—	844
CP	82	—	—	82	49	—	—	49
Corporate and other debt securities	285	50	40	375	311	50	40	401
Total securities sold under agreements to repurchase	$1,465	$199	$40	$1,704	$1,468	$125	$40	$1,633

For these securities sold under agreements to repurchase, the Company would be obligated to provide additional collateral in the event of a significant decline in fair value of the collateral pledged. This risk is managed by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.

Netting of Securities - Repurchase and Resell Agreements
The Company has various financial assets and financial liabilities that are subject to enforceable master netting agreements or similar agreements. The Company's derivatives that are subject to enforceable master netting agreements or similar agreements are discussed in Note 14, "Derivative Financial Instruments." The following table presents the Company's securities borrowed or purchased under agreements to resell and securities sold under agreements to repurchase that are subject to MRAs. Generally, MRAs require collateral to exceed the asset or liability recognized on the balance sheet. Transactions subject to these agreements are treated as collateralized financings, and those with a single counterparty are permitted to be presented net on the Company's Consolidated Balance Sheets, provided certain criteria are met that permit balance sheet netting. At March 31, 2017 and December 31, 2016, there were no such transactions subject to legally enforceable MRAs that were eligible for balance sheet netting.
The following table includes the amount of collateral pledged or received related to exposures subject to enforceable MRAs. While these agreements are typically over-collateralized, the amount of collateral presented in this table is limited to the amount of the related recognized asset or liability for each counterparty.

Notes to Consolidated Financial Statements (Unaudited), continued

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
March 31, 2017
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,274	$—	$1,274	[1]	$1,262	$12
Financial liabilities:
Securities sold under agreements to repurchase	1,704	—	1,704		1,704	—

December 31, 2016
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,249	$—	$1,249	[1]	$1,241	$8
Financial liabilities:
Securities sold under agreements to repurchase	1,633	—	1,633		1,633	—
1 Excludes $18 million and $58 million of Fed funds sold, which are not subject to a master netting agreement at March 31, 2017 and December 31, 2016, respectively.

NOTE 4 - TRADING ASSETS AND LIABILITIES AND DERIVATIVE INSTRUMENTS

The fair values of the components of trading assets and liabilities and derivative instruments are presented in the following table:

(Dollars in millions)	March 31, 2017	December 31, 2016
Trading Assets and Derivative Instruments:
U.S. Treasury securities	$450	$539
Federal agency securities	361	480
U.S. states and political subdivisions	55	134
MBS - agency	560	567
CLO securities	—	1
Corporate and other debt securities	590	656
CP	491	140
Equity securities	41	49
Derivative instruments [1]	863	984
Trading loans [2]	2,596	2,517
Total trading assets and derivative instruments	$6,007	$6,067

Trading Liabilities and Derivative Instruments:
U.S. Treasury securities	$528	$697
MBS - agency	5	1
Corporate and other debt securities	326	255
Equity securities	5	—
Derivative instruments [1]	361	398
Total trading liabilities and derivative instruments	$1,225	$1,351
1 Amounts include the impact of offsetting cash collateral received from and paid to the same derivative counterparties, and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists.
2 Includes loans related to TRS.

Various trading and derivative instruments are used as part of the Company’s overall balance sheet management strategies and to support client requirements executed through the Bank and/or STRH, a broker/dealer subsidiary of the Company. The Company manages the potential market volatility associated with trading instruments with appropriate risk management strategies. The size, volume, and nature of the trading products and derivative instruments can vary based on economic conditions as well as client-specific and Company-specific asset or liability positions. Product offerings to clients include debt securities, loans traded in the secondary market, equity securities, derivative contracts, and other similar financial instruments. Other trading-related activities include acting as a market maker for certain debt and equity security transactions, derivative instrument transactions, and foreign exchange transactions. The Company also uses derivatives to manage its interest rate and market risk from non-trading activities. The Company has policies and procedures to manage market risk associated with client trading and non-trading activities, and assumes a limited degree of market risk by managing the size and nature of its exposure. For valuation assumptions and additional information related to the Company's trading products and derivative instruments, see Note 14, “Derivative Financial Instruments,” and the “Trading Assets and Derivative Instruments and Securities Available for Sale” section of Note 15, “Fair Value Election and Measurement.”

Notes to Consolidated Financial Statements (Unaudited), continued

Pledged trading assets are presented in the following table:

(Dollars in millions)	March 31, 2017	December 31, 2016
Pledged trading assets to secure repurchase agreements [1]	$958	$968
Pledged trading assets to secure certain derivative agreements	273	471
Pledged trading assets to secure other arrangements	40	40
1 Repurchase agreements secured by collateral totaled $918 million and $928 million at March 31, 2017 and December 31, 2016, respectively.

NOTE 5 – SECURITIES AVAILABLE FOR SALE
Securities Portfolio Composition

	March 31, 2017
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$5,488	$5	$71	$5,422
Federal agency securities	297	6	1	302
U.S. states and political subdivisions	319	7	4	322
MBS - agency	23,791	291	287	23,795
MBS - non-agency residential	68	3	—	71
MBS - non-agency commercial	539	1	6	534
ABS	7	2	—	9
Corporate and other debt securities	34	—	—	34
Other equity securities [1]	638	1	1	638
Total securities AFS	$31,181	$316	$370	$31,127

	December 31, 2016
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$5,486	$5	$86	$5,405
Federal agency securities	310	5	2	313
U.S. states and political subdivisions	279	5	5	279
MBS - agency	23,642	313	293	23,662
MBS - non-agency residential	71	3	—	74
MBS - non-agency commercial	257	—	5	252
ABS	8	2	—	10
Corporate and other debt securities	34	1	—	35
Other equity securities [1]	642	1	1	642
Total securities AFS	$30,729	$335	$392	$30,672
1 At March 31, 2017, the fair value of other equity securities was comprised of the following: $111 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, $119 million of mutual fund investments, and $6 million of other.
At December 31, 2016, the fair value of other equity securities was comprised of the following: $132 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, $102 million of mutual fund investments, and $6 million of other.

The following table presents interest and dividends on securities AFS:

	Three Months Ended March 31
(Dollars in millions)	2017	2016
Taxable interest	$180	$159
Tax-exempt interest	2	1
Dividends	5	3
Total interest and dividends on securities AFS	$187	$163

Securities AFS pledged to secure public deposits, repurchase agreements, trusts, certain derivative agreements, and other funds had a fair value of $3.3 billion and $2.0 billion at March 31, 2017 and December 31, 2016, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

The following table presents the amortized cost, fair value, and weighted average yield of investments in debt securities AFS at March 31, 2017, by remaining contractual maturity, with the exception of MBS and ABS, which are based on estimated average life. Receipt of cash flows may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Distribution of Remaining Maturities
(Dollars in millions)	Due in 1 Year or Less	Due After 1 Year through 5 Years	Due After 5 Years through 10 Years	Due After 10 Years	Total
Amortized Cost:
U.S. Treasury securities	$—	$2,345	$3,143	$—	$5,488
Federal agency securities	110	82	7	98	297
U.S. states and political subdivisions	9	32	117	161	319
MBS - agency	1,709	7,000	14,287	795	23,791
MBS - non-agency residential	—	68	—	—	68
MBS - non-agency commercial	20	12	492	15	539
ABS	—	7	—	—	7
Corporate and other debt securities	15	19	—	—	34
Total debt securities AFS	$1,863	$9,565	$18,046	$1,069	$30,543
Fair Value:
U.S. Treasury securities	$—	$2,334	$3,088	$—	$5,422
Federal agency securities	112	85	7	98	302
U.S. states and political subdivisions	9	33	122	158	322
MBS - agency	1,802	7,119	14,088	786	23,795
MBS - non-agency residential	—	71	—	—	71
MBS - non-agency commercial	20	12	486	16	534
ABS	—	9	—	—	9
Corporate and other debt securities	15	19	—	—	34
Total debt securities AFS	$1,958	$9,682	$17,791	$1,058	$30,489
Weighted average yield [1]	3.16%	2.32%	2.60%	2.98%	2.56%
1 Weighted average yields are based on amortized cost.

Securities AFS in an Unrealized Loss Position
The Company held certain investment securities AFS where amortized cost exceeded fair value, resulting in unrealized loss positions. Market changes in interest rates and credit spreads may result in temporary unrealized losses as the market prices of securities fluctuate. At March 31, 2017, the Company did not intend to sell these securities nor was it more-likely-than-not that the Company would be required to sell these securities before their anticipated recovery or maturity. The Company reviewed its portfolio for OTTI in accordance with the accounting policies described in Note 1, "Significant Accounting Policies," to the Company's 2016 Annual Report on Form 10-K.

Notes to Consolidated Financial Statements (Unaudited), continued

Securities AFS in an unrealized loss position at period end are presented in the following tables:

	March 31, 2017
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]
Temporarily impaired securities AFS:
U.S. Treasury securities	$4,108	$71	$—	$—	$4,108	$71
Federal agency securities	94	1	3	—	97	1
U.S. states and political subdivisions	147	4	—	—	147	4
MBS - agency	14,445	280	500	7	14,945	287
MBS - non-agency commercial	325	6	—	—	325	6
ABS	—	—	5	—	5	—
Corporate and other debt securities	11	—	—	—	11	—
Other equity securities	—	—	4	1	4	1
Total temporarily impaired securities AFS	19,130	362	512	8	19,642	370
OTTI securities AFS [1]:
MBS - non-agency residential	—	—	16	—	16	—
ABS	—	—	1	—	1	—
Total OTTI securities AFS	—	—	17	—	17	—
Total impaired securities AFS	$19,130	$362	$529	$8	$19,659	$370
1 OTTI securities AFS are impaired securities for which OTTI credit losses have been previously recognized in earnings.
2 Unrealized losses less than $0.5 million are presented as zero within the table.

	December 31, 2016
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]
Temporarily impaired securities AFS:
U.S. Treasury securities	$4,380	$86	$—	$—	$4,380	$86
Federal agency securities	96	2	3	—	99	2
U.S. states and political subdivisions	149	5	—	—	149	5
MBS - agency	14,622	285	451	8	15,073	293
MBS - non-agency commercial	184	5	—	—	184	5
ABS	—	—	5	—	5	—
Corporate and other debt securities	12	—	—	—	12	—
Other equity securities	—	—	4	1	4	1
Total temporarily impaired securities AFS	19,443	383	463	9	19,906	392
OTTI securities AFS [1]:
MBS - non-agency residential	16	—	—	—	16	—
ABS	—	—	1	—	1	—
Total OTTI securities AFS	16	—	1	—	17	—
Total impaired securities AFS	$19,459	$383	$464	$9	$19,923	$392
1 OTTI securities AFS are impaired securities for which OTTI credit losses have been previously recognized in earnings.
2 Unrealized losses less than $0.5 million are presented as zero within the table.

At March 31, 2017, temporarily impaired securities AFS that have been in an unrealized loss position for twelve months or longer included agency MBS, federal agency securities, one ABS collateralized by 2004 vintage home equity loans, and one equity security. Unrealized losses on these temporarily impaired agency MBS and federal agency securities were due to market interest rates being higher than the securities' stated coupon rates. The Company continues to receive timely distributions on the temporarily impaired ABS and equity security, and the ABS is evaluated quarterly for credit impairment. Unrealized losses on securities AFS that relate to factors other than credit are recorded in AOCI, net of tax.

Realized Gains and Losses and Other-Than-Temporarily Impaired Securities AFS
Net securities gains/(losses) are comprised of gross realized gains, gross realized losses, and OTTI credit losses recognized in earnings. For both the three months ended March 31, 2017 and 2016, there were no gross realized gains, gross realized losses, or OTTI credit losses recognized in earnings.
Securities AFS in an unrealized loss position are evaluated quarterly for other-than-temporary credit impairment, which is determined using cash flow analyses that take into account security specific collateral and transaction structure. Future expected credit losses are determined using various assumptions,

Notes to Consolidated Financial Statements (Unaudited), continued

the most significant of which include default rates, prepayment rates, and loss severities. If, based on this analysis, a security is in an unrealized loss position and the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are then discounted at the security’s initial effective interest rate to arrive at a present value amount. Credit losses on the OTTI security are recognized in earnings and reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of the security. See Note 1, "Significant Accounting Policies," to the Company's 2016 Annual Report on Form 10-K for additional information regarding the Company's policy on securities AFS and related impairments.
The Company seeks to reduce existing exposure on OTTI securities primarily through paydowns. In certain instances, the amount of credit losses recognized in earnings on a debt security exceeds the total unrealized losses on the security, which may result in unrealized gains relating to factors other than credit recorded in AOCI, net of tax.
During both the three months ended March 31, 2017 and 2016, there were no credit impairment losses recognized on securities AFS held at the end of the period. The accumulated balance of OTTI credit losses recognized in earnings on securities AFS held at period end was $22 million at March 31, 2017 and $24 million at March 31, 2016. Subsequent credit losses may be recorded on securities without a corresponding further decline in fair value when there has been a decline in expected cash flows.

NOTE 6 - LOANS
Composition of Loan Portfolio

(Dollars in millions)	March 31, 2017	December 31, 2016
Commercial loans:
C&I	$68,971	$69,213
CRE	5,067	4,996
Commercial construction	4,215	4,015
Total commercial loans	78,253	78,224
Residential loans:
Residential mortgages - guaranteed	549	537
Residential mortgages - nonguaranteed [1]	26,110	26,137
Residential home equity products	11,511	11,912
Residential construction	380	404
Total residential loans	38,550	38,990
Consumer loans:
Guaranteed student	6,396	6,167
Other direct	7,904	7,771
Indirect	11,067	10,736
Credit cards	1,359	1,410
Total consumer loans	26,726	26,084
LHFI	$143,529	$143,298
LHFS [2]	$2,109	$4,169
1 Includes $221 million and $222 million of LHFI measured at fair value at March 31, 2017 and December 31, 2016, respectively.
2 Includes $1.8 billion and $3.5 billion of LHFS measured at fair value at March 31, 2017 and December 31, 2016, respectively.
During the three months ended March 31, 2017 and 2016, the Company transferred $60 million and $55 million in LHFI to LHFS, and $7 million and $5 million in LHFS to LHFI, respectively. In addition to sales of residential and commercial mortgage LHFS in the normal course of business, the Company sold $118 million and $18 million in loans and leases during the three months ended March 31, 2017 and 2016, respectively, at a price approximating their recorded investment.
During the three months ended March 31, 2017, the Company purchased $539 million of guaranteed student loans during the normal course of business and $99 million of indirect loans. During the three months ended March 31, 2016, the Company purchased $537 million of guaranteed student loans during the normal course of business.
At March 31, 2017 and December 31, 2016, the Company had $22.8 billion and $22.6 billion, respectively, of net eligible loan collateral pledged to the Federal Reserve discount window to support $17.0 billion of available, unused borrowing capacity at the end of each period.
At March 31, 2017 and December 31, 2016, the Company had $36.2 billion and $36.9 billion of net eligible loan collateral pledged to the FHLB of Atlanta to support $30.8 billion and $31.9 billion of available borrowing capacity, respectively. The available FHLB borrowing capacity at March 31, 2017 was used to support $2.3 billion of long-term debt and $6.1 billion of letters of credit issued on the Company's behalf. At December 31, 2016, the available FHLB borrowing capacity was used to support $2.8 billion of long-term debt and $7.3 billion of letters of credit issued on the Company's behalf.

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

Notes to Consolidated Financial Statements (Unaudited), continued

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
For government-guaranteed loans, the Company monitors the credit quality based primarily on delinquency status, as it is a more relevant indicator of credit quality due to the government guarantee. At March 31, 2017 and December 31, 2016, 31% and 29%, respectively, of the guaranteed residential loan portfolio was current with respect to payments. At March 31, 2017 and December 31, 2016, 76% and 75%, respectively, of the guaranteed student loan portfolio was current with respect to payments. The Company's loss exposure on guaranteed residential and student loans is mitigated by the government guarantee.
LHFI by credit quality indicator are presented in the following tables:

	Commercial Loans
	C&I		CRE		Commercial Construction
(Dollars in millions)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Risk rating:
Pass	$66,776	$66,920	$4,738	$4,574	$4,070	$3,914
Criticized accruing	1,867	1,903	323	415	127	84
Criticized nonaccruing	328	390	6	7	18	17
Total	$68,971	$69,213	$5,067	$4,996	$4,215	$4,015

	Residential Loans [1]
	Residential Mortgages - Nonguaranteed		Residential Home Equity Products		Residential Construction
(Dollars in millions)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Current FICO score range:
700 and above	$22,137	$22,194	$9,506	$9,826	$322	$292
620 - 699	3,037	3,042	1,468	1,540	47	96
Below 620 [2]	936	901	537	546	11	16
Total	$26,110	$26,137	$11,511	$11,912	$380	$404

	Consumer Loans [3]
	Other Direct		Indirect		Credit Cards
(Dollars in millions)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Current FICO score range:
700 and above	$7,119	$7,008	$7,945	$7,642	$927	$974
620 - 699	736	703	2,368	2,381	347	351
Below 620 [2]	49	60	754	713	85	85
Total	$7,904	$7,771	$11,067	$10,736	$1,359	$1,410
1 Excludes $549 million and $537 million of guaranteed residential loans at March 31, 2017 and December 31, 2016, respectively.
2 For substantially all loans with refreshed FICO scores below 620, the borrower’s FICO score at the time of origination exceeded 620 but has since deteriorated as the loan has seasoned.
3 Excludes $6.4 billion and $6.2 billion of guaranteed student loans at March 31, 2017 and December 31, 2016, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

The payment status for the LHFI portfolio is presented in the following tables:

	March 31, 2017
(Dollars in millions)	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing [2]	Total
Commercial loans:
C&I	$68,601	$31	$11	$328	$68,971
CRE	5,057	2	2	6	5,067
Commercial construction	4,197	—	—	18	4,215
Total commercial loans	77,855	33	13	352	78,253
Residential loans:
Residential mortgages - guaranteed	171	55	323	—	549
Residential mortgages - nonguaranteed [1]	25,854	67	10	179	26,110
Residential home equity products	11,201	73	—	237	11,511
Residential construction	367	1	—	12	380
Total residential loans	37,593	196	333	428	38,550
Consumer loans:
Guaranteed student	4,862	667	867	—	6,396
Other direct	7,865	31	3	5	7,904
Indirect	10,972	91	—	4	11,067
Credit cards	1,338	10	11	—	1,359
Total consumer loans	25,037	799	881	9	26,726
Total LHFI	$140,485	$1,028	$1,227	$789	$143,529
1 Includes $221 million of loans measured at fair value, the majority of which were accruing current.
2 Nonaccruing loans past due 90 days or more totaled $348 million. Nonaccruing loans past due fewer than 90 days include modified nonaccrual loans reported as TDRs, performing second lien loans where the first lien loan is nonperforming, and certain energy-related commercial loans.

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

	March 31, 2017			December 31, 2016
(Dollars in millions)	Unpaid Principal Balance	Amortized Cost [1]	Related Allowance	Unpaid Principal Balance		Amortized Cost [1]		Related Allowance
Impaired loans with no related allowance recorded:
Commercial loans:
C&I	$255	$187	$—	$266		$214		$—
Total commercial loans	255	187	—	266		214		—
Residential loans:
Residential mortgages - nonguaranteed	468	362	—	466		360		—
Residential construction	16	8	—	16		8		—
Total residential loans	484	370	—	482		368		—

Impaired loans with an allowance recorded:
Commercial loans:
C&I	203	148	25	225		151		31
CRE	26	17	5	26		17		2
Total commercial loans	229	165	30	251		168		33
Residential loans:
Residential mortgages - nonguaranteed	1,239	1,211	141	1,277		1,248		150
Residential home equity products	894	829	57	863		795		54
Residential construction	105	105	10	109		107		11
Total residential loans	2,238	2,145	208	2,249		2,150		215
Consumer loans:
Other direct	59	59	1	59	[2]	59	[2]	1
Indirect	106	105	6	103		103		5
Credit cards	24	6	1	24		6		1
Total consumer loans	189	170	8	186		168		7
Total impaired loans	$3,395	$3,037	$246	$3,434		$3,068		$255
1 Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to adjust the net book balance.
2 Includes $41 million of TDRs that were modified prior to 2016 and reclassified as TDRs in the fourth quarter of 2016.

Included in the impaired loan balances above at both March 31, 2017 and December 31, 2016 were $2.5 billion of accruing TDRs at amortized cost, of which 98% and 97% were current, respectively. See Note 1, “Significant Accounting Policies,” to the Company's 2016 Annual Report on Form 10-K for further information regarding the Company’s loan impairment policy.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended March 31
	2017		2016
(Dollars in millions)	Average Amortized Cost	Interest Income Recognized[1]	Average Amortized Cost	Interest Income Recognized[1]
Impaired loans with no related allowance recorded:
Commercial loans:
C&I	$240	$1	$364	$2
CRE	—	—	3	—
Total commercial loans	240	1	367	2
Residential loans:
Residential mortgages - nonguaranteed	360	4	387	4
Residential construction	8	—	8	—
Total residential loans	368	4	395	4

Impaired loans with an allowance recorded:
Commercial loans:
C&I	165	1	161	—
CRE	17	—	—	—
Total commercial loans	182	1	161	—
Residential loans:
Residential mortgages - nonguaranteed	1,216	15	1,339	16
Residential home equity products	833	8	705	7
Residential construction	105	1	120	2
Total residential loans	2,154	24	2,164	25
Consumer loans:
Other direct	58	1	12	—
Indirect	108	1	115	1
Credit cards	6	—	6	—
Total consumer loans	172	2	133	1
Total impaired loans	$3,116	$32	$3,220	$32
1 Of the interest income recognized during the three months ended March 31, 2017 and 2016, cash basis interest income was less than $1 million and $2 million, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

NPAs are presented in the following table:

(Dollars in millions)	March 31, 2017	December 31, 2016
Nonaccrual/NPLs:
Commercial loans:
C&I	$328	$390
CRE	6	7
Commercial construction	18	17
Residential loans:
Residential mortgages - nonguaranteed	179	177
Residential home equity products	237	235
Residential construction	12	12
Consumer loans:
Other direct	5	6
Indirect	4	1
Total nonaccrual/NPLs [1]	789	845
OREO [2]	62	60
Other repossessed assets	7	14
Total NPAs	$858	$919
1 Nonaccruing restructured loans are included in total nonaccrual/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or guaranteed by the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets in the Consolidated Balance Sheets until the property is conveyed and the funds are received. The receivable related to proceeds due from the FHA or the VA totaled $50 million at both March 31, 2017 and December 31, 2016.

The Company's recorded investment of nonaccruing loans secured by residential real estate properties for which formal foreclosure proceedings are in process at March 31, 2017 and December 31, 2016 was $94 million and $85 million, respectively. The Company's recorded investment of accruing loans secured by residential real estate properties for which formal foreclosure proceedings are in process at March 31, 2017 and December 31, 2016 was $127 million and $122 million, of which $119 million and $114 million were insured by the FHA or guaranteed by the VA, respectively.

At March 31, 2017, OREO included $52 million of foreclosed residential real estate properties and $8 million of foreclosed commercial real estate properties, with the remainder related to land.
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
At March 31, 2017 and December 31, 2016, the Company had $17 million and $29 million, respectively, of commitments to lend additional funds to debtors whose terms have been modified in a TDR. The number and amortized cost of loans modified under the terms of a TDR, by type of modification, are presented in the following tables:

	Three Months Ended March 31, 2017 [1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	24	$—	$—	$41	$41
Residential loans:
Residential mortgages - nonguaranteed	34	1	4	1	6
Residential home equity products	695	—	—	67	67
Consumer loans:
Other direct	110	—	—	1	1
Indirect	581	—	—	14	14
Credit cards	189	—	1	—	1
Total TDRs	1,633	$1	$5	$124	$130
1 Includes loans modified under the terms of a TDR that were charged-off during the period.
2 Restructured loans which had forgiveness of amounts contractually due under the terms of the loan may have had other concessions including rate modifications and/or term extensions. The total amount of charge-offs associated with principal forgiveness during the three months ended March 31, 2017 was immaterial.

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

TDRs that have defaulted during the three months ended March 31, 2017 and 2016 that were first modified within the previous 12 months were immaterial. The majority of loans that were modified and subsequently became 90 days or more delinquent have remained on nonaccrual status since the time of delinquency.

Concentrations of Credit Risk
The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. However, a geographic concentration arises because the Company operates primarily within Florida, Georgia, Maryland, North Carolina, and Virginia. The Company engages in limited international banking activities. The Company’s total

Notes to Consolidated Financial Statements (Unaudited), continued

cross-border outstanding loans were $2.0 billion and $2.2 billion at March 31, 2017 and December 31, 2016, respectively.
With respect to collateral concentration, at March 31, 2017, the Company owned $38.6 billion in loans secured by residential real estate, representing 27% of total LHFI. Additionally, the Company had $10.4 billion in commitments to extend credit on home equity lines and $4.6 billion in residential mortgage loan commitments outstanding at March 31, 2017. At December 31,

2016, the Company owned $39.0 billion in loans secured by residential real estate, representing 27% of total LHFI, and had $10.3 billion in commitments to extend credit on home equity lines and $4.2 billion in residential mortgage loan commitments outstanding. At both March 31, 2017 and December 31, 2016, 1% of residential loans owned were guaranteed by a federal agency or a GSE, respectively.

NOTE 7 - ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the unfunded commitments reserve. Activity in the allowance for credit losses is summarized in the following table:

	Three Months Ended March 31
(Dollars in millions)	2017	2016
Balance, beginning of period	$1,776	$1,815
Provision for loan losses	117	103
Provision/(benefit) for unfunded commitments	2	(2)
Loan charge-offs	(146)	(112)
Loan recoveries	34	27
Balance, end of period	$1,783	$1,831

Components:
ALLL	$1,714	$1,770
Unfunded commitments reserve [1]	69	61
Allowance for credit losses	$1,783	$1,831
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.

Activity in the ALLL by loan segment is presented in the following tables:

	Three Months Ended March 31, 2017
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance, beginning of period	$1,124	$369	$216	$1,709
Provision for loan losses	46	5	66	117
Loan charge-offs	(63)	(29)	(54)	(146)
Loan recoveries	13	9	12	34
Balance, end of period	$1,120	$354	$240	$1,714

	Three Months Ended March 31, 2016
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance, beginning of period	$1,047	$534	$171	$1,752
Provision/(benefit) for loan losses	98	(32)	37	103
Loan charge-offs	(32)	(41)	(39)	(112)
Loan recoveries	10	6	11	27
Balance, end of period	$1,123	$467	$180	$1,770

As discussed in Note 1, “Significant Accounting Policies,” to the Company's 2016 Annual Report on Form 10-K, the ALLL is composed of both specific allowances for certain nonaccrual loans and TDRs and general allowances for groups of loans with similar risk characteristics. No allowance is required for loans measured at fair value. Additionally, the Company records an immaterial allowance for loan products that are guaranteed by government agencies, as there is nominal risk of principal loss.

Notes to Consolidated Financial Statements (Unaudited), continued

The Company’s LHFI portfolio and related ALLL is presented in the following tables:

	March 31, 2017
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	ALLL	Carrying Value	ALLL	Carrying Value	ALLL	Carrying Value	ALLL
Individually evaluated	$352	$30	$2,515	$208	$170	$8	$3,037	$246
Collectively evaluated	77,901	1,090	35,814	146	26,556	232	140,271	1,468
Total evaluated	78,253	1,120	38,329	354	26,726	240	143,308	1,714
LHFI at fair value	—	—	221	—	—	—	221	—
Total LHFI	$78,253	$1,120	$38,550	$354	$26,726	$240	$143,529	$1,714

	December 31, 2016
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	ALLL	Carrying Value	ALLL	Carrying Value	ALLL	Carrying Value	ALLL
Individually evaluated	$382	$33	$2,518	$215	$168	$7	$3,068	$255
Collectively evaluated	77,842	1,091	36,250	154	25,916	209	140,008	1,454
Total evaluated	78,224	1,124	38,768	369	26,084	216	143,076	1,709
LHFI at fair value	—	—	222	—	—	—	222	—
Total LHFI	$78,224	$1,124	$38,990	$369	$26,084	$216	$143,298	$1,709

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company conducts a goodwill impairment test at the reporting unit level at least annually, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. See Note 1, "Significant Accounting Policies," to the Company's 2016 Annual Report on Form 10-K for additional information regarding the Company's goodwill accounting policy.
The Company performed a qualitative goodwill assessment in the first quarter of 2017, considering changes in key assumptions and monitoring other events or changes in circumstances occurring since the most recent goodwill impairment analysis performed as of October 1, 2016. The Company concluded, based on the totality of factors observed, that it is not more-likely-than-not that the fair values of its reporting units are less than their respective carrying values. Accordingly, goodwill was not quantitatively tested for impairment during the three months ended March 31, 2017.
Changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2017 are presented in the following table. There were no material changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2016.

(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Total
Balance, January 1, 2017	$4,262	$2,075	$6,337
Measurement period adjustment related to the acquisition of Pillar	—	1	1
Balance, March 31, 2017	$4,262	$2,076	$6,338

Notes to Consolidated Financial Statements (Unaudited), continued

Other Intangible Assets
Changes in the carrying amounts of other intangible assets for the three months ended March 31 are presented in the following table:

(Dollars in millions)	MSRs - Fair Value	Other	Total
Balance, January 1, 2017	$1,572	$85	$1,657
Amortization [1]	—	(5)	(5)
Servicing rights originated	96	5	101
Changes in fair value:
Due to changes in inputs and assumptions [2]	27	—	27
Other changes in fair value [3]	(50)	—	(50)
Other [4]	—	(1)	(1)
Balance, March 31, 2017	$1,645	$84	$1,729

Balance, January 1, 2016	$1,307	$18	$1,325
Amortization [1]	—	(2)	(2)
Servicing rights originated	46	—	46
Servicing rights purchased	77	—	77
Changes in fair value:
Due to changes in inputs and assumptions [2]	(204)	—	(204)
Other changes in fair value [3]	(43)	—	(43)
Servicing rights sold	(1)	—	(1)
Balance, March 31, 2016	$1,182	$16	$1,198
1 Does not include expense associated with non-qualified community development investments. See Note 9, "Certain Transfers of Financial Assets and Variable Interest Entities," for additional information.
2 Primarily reflects changes in option adjusted spreads and prepayment speed assumptions, due to changes in interest rates.
3 Represents changes due to the collection of expected cash flows, net of accretion due to the passage of time.
4 Represents measurement period adjustment on other intangible assets previously acquired in Pillar acquisition. See Note 2, "Acquisitions/Dispositions," for additional information.

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

Residential Mortgage Servicing Rights
Income earned by the Company on its residential MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs. Such income earned for the three months ended March 31, 2017 and 2016 was $101 million and $87 million, respectively. These amounts are reported in mortgage servicing related income in the Consolidated Statements of Income.
At March 31, 2017 and December 31, 2016, the total UPB of residential mortgage loans serviced was $164.5 billion and $160.2 billion, respectively. Included in these amounts at March

31, 2017 and December 31, 2016 were $135.6 billion and $129.6 billion, respectively, of loans serviced for third parties. The Company purchased MSRs on residential loans with a UPB of $8.1 billion during the three months ended March 31, 2016. No MSRs on residential loans were purchased during the three months ended March 31, 2017. During the three months ended March 31, 2017 and 2016, the Company sold MSRs on residential loans, at a price approximating their fair value, with a UPB of $64 million and $221 million, respectively.
The Company measures the fair value of its residential MSRs using a valuation model that calculates the present value of estimated future net servicing income using prepayment projections, spreads, and other assumptions. Senior management and the STM valuation committee review all significant assumptions at least quarterly, comparing these inputs to various sources of market data. Changes to valuation model inputs are reflected in the periods' results. See Note 15, “Fair Value Election and Measurement,” for further information regarding the Company's MSR valuation methodology.

Notes to Consolidated Financial Statements (Unaudited), continued

A summary of the key inputs used to estimate the fair value of the Company’s residential MSRs at March 31, 2017 and December 31, 2016, and the sensitivity of the fair values to immediate 10% and 20% adverse changes in those inputs, are presented in the following table.

(Dollars in millions)	March 31, 2017	December 31, 2016
Fair value of MSRs	$1,645	$1,572
Prepayment rate assumption (annual)	13%	9%
Decline in fair value from 10% adverse change	$57	$50
Decline in fair value from 20% adverse change	109	97
Option adjusted spread (annual)	8%	8%
Decline in fair value from 10% adverse change	$76	$63
Decline in fair value from 20% adverse change	144	122
Weighted-average life (in years)	5.3	7.0
Weighted-average coupon	4.0%	4.0%
These residential MSR sensitivities are hypothetical and should be used with caution. Changes in fair value based on variations in assumptions generally cannot be extrapolated because (i) the relationship of the change in an assumption to the change in fair value may not be linear and (ii) changes in one assumption may result in changes in another, which might magnify or counteract the sensitivities. The sensitivities do not reflect the effect of hedging activity undertaken by the Company to offset changes in the fair value of MSRs. See Note 14, “Derivative Financial Instruments,” for further information regarding these hedging activities.
Consumer Loan Servicing Rights
In June 2015, the Company completed the securitization of $1.0 billion of indirect auto loans, with servicing rights retained, and recognized a $13 million servicing asset at the time of sale. See Note 9, “Certain Transfers of Financial Assets and Variable Interest Entities,” for additional information on the Company's securitization transactions.
Income earned by the Company on its consumer loan servicing rights is derived primarily from contractually specified servicing fees and other ancillary fees. Such income earned for the three months ended March 31, 2017 and 2016 was $1 million and $2 million, respectively, and is reported in other noninterest income in the Consolidated Statements of Income.
At March 31, 2017 and December 31, 2016, the total UPB of consumer indirect loans serviced for third parties was $448 million and $512 million, respectively. No consumer loan servicing rights were purchased or sold during the three months ended March 31, 2017 and 2016.
Consumer loan servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The Company calculates the fair value of consumer servicing rights using a valuation model that calculates the present value of estimated future net servicing income considering prepayment projections and other assumptions. Impairment, if any, is recognized when changes in valuation model inputs reflect a fair value for the servicing asset that is below its respective carrying value. At March 31, 2017 and December 31, 2016, the amortized cost of the Company's consumer loan servicing rights was $3 million and $4 million, respectively.
Commercial Mortgage Servicing Rights
In December 2016, the Company completed the acquisition of substantially all of the assets of the operating subsidiaries of Pillar, and as a result, the Company recognized a $62 million servicing asset. See Note 2, "Acquisitions/Dispositions," for additional information on the Pillar acquisition.
Income earned by the Company on its commercial mortgage servicing rights is derived primarily from contractually specified servicing fees and other ancillary fees. Such income earned for the three months ended March 31, 2017 was $5 million and is reported in commercial real estate related income in the Consolidated Statements of Income. There was no income earned on commercial mortgage servicing rights for the three months ended March 31, 2016.
The Company also earns income from subservicing certain third party commercial mortgages for which the Company does not own servicing rights. Such income earned for the three months ended March 31, 2017 was $4 million and is reported in commercial real estate related income in the Consolidated Statements of Income. There was no income earned from such subservicing arrangements for the three months ended March 31, 2016.
At March 31, 2017 and December 31, 2016, the total UPB of commercial mortgage loans serviced for third parties was $28.7 billion and $27.7 billion, respectively. Included in these amounts at March 31, 2017 and December 31, 2016 were $5.0 billion and $4.8 billion, respectively, of loans serviced for third parties for which the Company owns servicing rights, and $23.7 billion and $22.9 billion, respectively, of loans subserviced for third parties for which the Company does not own servicing rights. No commercial mortgage servicing rights were purchased or sold during the three months ended March 31, 2017 and 2016.
Commercial mortgage servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The Company calculates the fair value of commercial servicing rights based on the present value of estimated future net servicing income, considering prepayment projections and other assumptions. Impairment, if any, is recognized when the carrying value of the servicing asset exceeds the fair value at the measurement date. The amortized cost and the fair value of the Company's commercial mortgage servicing rights were $63 million and $65 million, respectively, at March 31, 2017, and were both $62 million at December 31, 2016. The weighted average amortization period was 7.0 years at both March 31, 2017 and December 31, 2016.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 9 - CERTAIN TRANSFERS OF FINANCIAL ASSETS AND VARIABLE INTEREST ENTITIES
The Company has transferred loans and securities in sale or securitization transactions for which the Company retains certain beneficial interests, servicing rights, and/or recourse. These transfers of financial assets include certain residential mortgage loans, commercial and corporate loans, and consumer loans, as discussed in the following section, "Transfers of Financial Assets." Cash receipts on beneficial interests held related to these transfers were $2 million and $3 million for the three months ended March 31, 2017 and 2016, respectively. The servicing fees related to these asset transfers (excluding servicing fees for residential and commercial mortgage loan transfers to GSEs, which are discussed in Note 8, “Goodwill and Other Intangible Assets”) were immaterial for both the three months ended March 31, 2017 and 2016.
When a transfer or other transaction occurs with a VIE, the Company first determines whether it has a VI in the VIE. A VI is typically in the form of securities representing retained interests in transferred assets and, at times, servicing rights, and for commercial mortgage loans sold to Fannie Mae, the loss share guarantee. When determining whether to consolidate the VIE, the Company evaluates whether it is a primary beneficiary which has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE.
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
Except as specifically noted herein, the Company is not required to provide additional financial support to any of the entities to which the Company has transferred financial assets, nor has the Company provided any support it was not otherwise obligated to provide. No events occurred during the three months ended March 31, 2017 that changed the Company’s previous conclusions regarding whether it is the primary beneficiary of the VIEs described herein. Furthermore, no events occurred during the three months ended March 31, 2017 that changed the Company’s sale conclusion with regards to previously transferred residential mortgage loans, indirect auto loans, student loans, or commercial and corporate loans.
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

The Company sold residential mortgage loans to Ginnie Mae, Fannie Mae, and Freddie Mac (collectively, "the Agencies"), which resulted in pre-tax net losses of $4 million and pre-tax net gains of $69 million for the three months ended March 31, 2017 and 2016, respectively. Net gains/losses on the sale of residential mortgage loans are recorded at inception of the associated IRLCs and reflect the change in value of the loans resulting from changes in interest rates from the time the Company enters into the related IRLCs with borrowers, but do not include the results of hedging activities initiated by the Company to mitigate this market risk. See Note 14, "Derivative Financial Instruments," for further discussion of the Company's hedging activities. The Company has made certain representations and warranties with respect to the transfer of these loans. See Note 13, “Guarantees,” for additional information regarding representations and warranties.
In a limited number of securitizations, the Company has received securities in addition to cash in exchange for the transferred loans, while also retaining servicing rights. The securities received are measured at fair value and classified as securities AFS. At March 31, 2017 and December 31, 2016, the fair value of securities received totaled $29 million and $30 million, respectively.
The Company evaluates securitization entities in which it has a VI for potential consolidation under the VIE consolidation model. Notwithstanding the Company's role as servicer, the Company typically does not have power over the securitization entities as a result of rights held by the master servicer. In certain transactions, the Company does have power as the servicer, but does not have an obligation to absorb losses, or the right to receive benefits, that could potentially be significant. In all such cases, the Company does not consolidate the securitization entity. Total assets of the unconsolidated entities in which the Company has a VI were $196 million and $203 million at March 31, 2017 and December 31, 2016, respectively.
The Company’s maximum exposure to loss related to these unconsolidated residential mortgage loan securitizations is comprised of the loss of value of any interests it retains, which was $29 million and $30 million at March 31, 2017 and December 31, 2016, respectively, and any repurchase obligations or other losses it incurs as a result of any guarantees related to these securitizations, which is discussed further in Note 13, “Guarantees.”
Commercial and Corporate Loans
In connection with the Pillar acquisition completed in December 2016, the Company acquired licenses and approvals to originate and sell certain commercial mortgage loans to Fannie Mae and Freddie Mac, to originate FHA insured loans, and to issue and sell Ginnie Mae commercial MBS backed by FHA insured loans. The Company transferred commercial loans to these Agencies, which resulted in pre-tax net gains of $9 million for the three months ended March 31, 2017. The loans are exchanged for cash or securities that are readily redeemable for cash, with servicing rights retained. The Company has made certain representations and warranties with respect to the transfer of these loans and has entered into a loss share guarantee related to certain loans transferred to Fannie Mae. See Note 13, “Guarantees,” for

Notes to Consolidated Financial Statements (Unaudited), continued

additional information regarding the commercial mortgage loan loss share guarantee.
In March 2017, the Company sold its immaterial preference share exposure in a CLO entity that owned commercial leveraged loans and bonds, certain of which were transferred to the entity by the Company. The CLO entity was a VIE and the Company was not the primary beneficiary because it did not possess the power to direct the activities that most significantly impact the economic performance of the entity. At December 31, 2016, total assets and total liabilities of the unconsolidated entity in which the Company had a VI were $185 million and $159 million, respectively. The Company's immaterial amount of preference share exposure at December 31, 2016, represented its maximum exposure to loss at December 31, 2016.

Consumer Loans
Guaranteed Student Loans
The Company has securitized government-guaranteed student loans through a transfer of loans to a securitization entity and retained the residual interest in the entity. The Company concluded that this entity should be consolidated because the Company has (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses, and the right to receive benefits, that could potentially be significant. At March 31, 2017 and December 31, 2016, the Company’s Consolidated Balance Sheets reflected $216 million and $225 million of assets held by the securitization entity and $214 million and $222 million of debt issued by the entity, respectively, inclusive of related accrued interest.
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

Indirect Auto Loans
In June 2015, the Company transferred indirect auto loans to a securitization entity, which was determined to be a VIE, and accounted for the transfer as a sale. The Company retained servicing rights for the transferred loans, but did not retain any debt or equity interest in the securitization entity. The fees received for servicing do not represent a VI and, therefore, the Company does not consolidate the securitization entity. See Note 8, "Goodwill and Other Intangible Assets," for additional information regarding the servicing asset recognized in this transaction.
To the extent that losses on the transferred loans are the result of a breach of representations and warranties related to either the initial transfer or the Company's ongoing servicing responsibilities, the Company may be obligated to either cure the breach or repurchase the affected loans. The Company’s maximum exposure to loss related to the loans transferred to the securitization entity would arise from a breach of representations and warranties and/or a breach of the Company's servicing obligations. Potential losses suffered by the securitization entity that the Company may be liable for are limited to approximately $448 million, which reflects the total remaining UPB of transferred loans and the carrying value of the servicing asset.

Notes to Consolidated Financial Statements (Unaudited), continued

The Company's total managed loans, including the LHFI portfolio and other transferred loans (securitized and unsecuritized), are presented in the following table by portfolio balance and delinquency status (accruing loans 90 days or more past due and all nonaccrual loans) at March 31, 2017 and December 31, 2016, as well as the related net charge-offs for the three months ended March 31, 2017 and 2016.

	Portfolio Balance		Past Due and Nonaccrual		Net Charge-offs
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	Three Months Ended March 31
(Dollars in millions)					2017		2016
LHFI portfolio:
Commercial	$78,253	$78,224	$365	$426	$50		$22
Residential	38,550	38,990	761	758	20		35
Consumer	26,726	26,084	890	949	42		28
Total LHFI portfolio	143,529	143,298	2,016	2,133	112		85
Managed securitized loans [1]:
Commercial [2]	5,060	4,761	—	—	—		—
Residential	132,805	126,641	131	114	2	[3]	2	[3]
Consumer	448	512	1	1	1		1
Total managed securitized loans	138,313	131,914	132	115	3		3
Managed unsecuritized loans [4]	2,828	2,985	415	438	—		—
Total managed loans	$284,670	$278,197	$2,563	$2,686	$115		$88
1 Excludes loans that have completed the foreclosure or short sale process (i.e., involuntary prepayments).
2 Comprised of commercial mortgages sold through Fannie Mae, Freddie Mac, and Ginnie Mae securitizations, whereby servicing has been retained by the Company.
3 Net charge-offs are associated with $392 million and $410 million of managed securitized residential loans at March 31, 2017 and December 31, 2016, respectively. Net charge-off data is not reported to the Company for the remaining balance of $132.4 billion and $126.2 billion of managed securitized residential loans at March 31, 2017 and December 31, 2016, respectively.
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
Total Return Swaps
The outstanding notional amounts of the Company's VIE-facing TRS contracts and related senior financing outstanding to VIEs were $2.1 billion at both March 31, 2017 and December 31, 2016. These financings were measured at fair value and classified within trading assets and derivative instruments on the Consolidated Balance Sheets. The Company entered into client-facing TRS contracts of the same outstanding notional amounts. The notional amounts of the TRS contracts with VIEs represent the Company’s maximum exposure to loss, although this exposure has been mitigated via the TRS contracts with third party clients. For additional information on the Company’s TRS contracts and its involvement with these VIEs, see Note 14, “Derivative Financial Instruments,” in this Form 10-Q, as well as Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," to the Company's 2016 Annual Report on Form 10-K.

Community Development Investments
As part of its community reinvestment initiatives, the Company invests in multi-family affordable housing developments and other community development entities as a limited and/or general partner and/or a debt provider. The Company receives tax credits for its limited partner investments. The Company has determined that the majority of the related partnerships are VIEs.
In limited circumstances, the Company owns both the limited partner and general partner interests, in which case the related partnerships are not considered VIEs and are consolidated by the Company. During the three months ended March 31, 2017, two community development properties with a carrying value of $1 million were sold for gains of $4 million, and the Company no longer owns consolidated community development properties at March 31, 2017. There were no properties sold during the three months ended March 31, 2016.
The Company has concluded that it is not the primary beneficiary of affordable housing partnerships when it invests as a limited partner and there is a third party general partner. The investments are accounted for in accordance with the accounting guidance for investments in affordable housing projects. The general partner, or an affiliate of the general partner, often provides guarantees to the limited partner, which protects the Company from construction and operating losses and tax credit allocation deficits. Assets of $1.9 billion and $1.7 billion in these and other community development partnerships were not included in the Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, respectively. The Company's limited partner interests had carrying values of $834 million and $780 million at March 31, 2017 and December 31, 2016, respectively, and are recorded in other assets on the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss for these investments totaled $1.2 billion and $1.1 billion at March 31, 2017 and December 31, 2016, respectively. The Company’s maximum exposure to loss would result from the loss of its limited partner investments, net of liabilities, along with $338 million and $306 million of loans, interest-rate swap fair value exposures, or letters of credit issued by the Company to the entities at March 31, 2017 and December 31, 2016, respectively. The remaining exposure to loss is primarily attributable to

Notes to Consolidated Financial Statements (Unaudited), continued

unfunded equity commitments that the Company is required to fund if certain conditions are met.
The Company also owns noncontrolling interests in funds whose purpose is to invest in community developments. At March 31, 2017 and December 31, 2016, the Company's investment in these funds totaled $217 million and $200 million, respectively. The Company's maximum exposure to loss on its investment in these funds is comprised of its equity investments in the funds, loans issued, and any additional unfunded equity commitments, which totaled $612 million and $562 million at March 31, 2017 and December 31, 2016, respectively.
During the three months ended March 31, 2017 and 2016, the Company recognized $25 million and $19 million of tax credits for qualified affordable housing projects, and $24 million and $19 million of amortization on these qualified affordable housing projects, respectively. These tax credits and amortization, net of the related tax benefits, are recorded in the provision for income taxes.
Certain of the Company's community development investments do not qualify as affordable housing projects for accounting purposes. The Company recognized tax credits for these investments of $17 million and $13 million during the three months ended March 31, 2017 and 2016, respectively, in the provision for income taxes. Amortization on these investments totaled $12 million and $9 million during the three months ended March 31, 2017 and 2016, respectively, recognized in amortization in the Company's Consolidated Statements of Income.

NOTE 10 – NET INCOME PER COMMON SHARE
Equivalent shares of less than 1 million and 8 million related to common stock options and common stock warrants outstanding at March 31, 2017 and 2016, respectively, were excluded from the computations of diluted net income per average common share because they would have been anti-dilutive.

Reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding are presented in the following table.

	Three Months Ended March 31
(Dollars and shares in millions, except per share data)	2017	2016
Net income	$468	$447
Preferred dividends	(17)	(17)
Dividends and undistributed earnings allocated to unvested shares	—	—
Net income available to common shareholders	$451	$430

Average basic common shares	490	505
Effect of dilutive securities:
Stock options	1	2
Restricted stock, RSUs, and warrants	5	3
Average diluted common shares	496	510

Net income per average common share - diluted	$0.91	$0.84
Net income per average common share - basic	0.92	0.85

NOTE 11 - INCOME TAXES
For the three months ended March 31, 2017 and 2016, the provision for income taxes was $159 million and $195 million, representing effective tax rates of 25% and 30%, respectively. The effective tax rate for the three months ended March 31, 2017 was favorably impacted by a $22 million discrete income tax benefit related to share-based compensation.
The provision for income taxes includes both federal and state income taxes and differs from the provision using statutory rates due primarily to favorable permanent tax items such as interest income from lending to tax-exempt entities, tax credits from community reinvestment activities, and amortization expense related to qualified affordable housing investment costs. The Company calculated the provision for income taxes for the three months ended March 31, 2017 and 2016 by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusting for discrete items that occurred during the period.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 12 - EMPLOYEE BENEFIT PLANS
The Company sponsors various compensation and benefit programs to attract and retain talent. Aligned with a pay for performance culture, the Company's plans and programs include short-term incentives, AIP, and various LTI plans. See Note 15,

“Employee Benefit Plans,” to the Company's 2016 Annual Report on Form 10-K for additional information regarding the Company's employee benefit plans.

Stock-based compensation expense recognized in noninterest expense consisted of the following:

	Three Months Ended March 31
(Dollars in millions)	2017	2016
RSUs	$34	$18
Phantom stock units [1]	24	7
Restricted stock	—	2
Total stock-based compensation	$58	$27

Stock-based compensation tax benefit	$22	$10
1 Phantom stock units are settled in cash.

Components of net periodic benefit related to the Company's pension and other postretirement benefits plans are presented in the following table:

	Three Months Ended March 31
	Pension Benefits [1]		Other Postretirement Benefits
(Dollars in millions)	2017	2016	2017	2016
Service cost	$1	$1	$—	$—
Interest cost	24	24	—	—
Expected return on plan assets	(48)	(46)	(1)	(1)
Amortization of prior service credit	—	—	(1)	(1)
Amortization of actuarial loss	6	6	—	—
Net periodic benefit	($17)	($15)	($2)	($2)
1 Administrative fees are recognized in service cost for each of the periods presented.

NOTE 13 – GUARANTEES
The Company has undertaken certain guarantee obligations in the ordinary course of business. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform and make future payments should certain triggering events occur. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or through provision of the Company’s services. The following is a discussion of the guarantees that the Company has issued at March 31, 2017. The Company has also entered into certain contracts that are similar to guarantees, but that are accounted for as derivative instruments as discussed in Note 14, “Derivative Financial Instruments.”

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
At March 31, 2017 and December 31, 2016, the Company's maximum potential exposure for issued financial and performance standby letters of credit was $2.8 billion and $2.9 billion , respectively. The Company’s outstanding letters of credit generally have a term of more than one year. Some standby letters of credit are designed to be drawn upon in the normal course of business and others are drawn upon only in circumstances of dispute or default in the underlying transaction to which the Company is not a party. In all cases, the Company is entitled to reimbursement from the client. If a letter of credit is drawn upon and reimbursement is not provided by the client, the Company may take possession of the collateral securing the letter of credit, where applicable.
The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with its credit policies.

Notes to Consolidated Financial Statements (Unaudited), continued

Consistent with the methodologies used for all commercial borrowers, an internal assessment of the PD and loss severity in the event of default is performed. The management of credit risk for letters of credit leverages the risk rating process to focus greater visibility on higher risk and/or higher dollar letters of credit. The allowance for credit losses associated with letters of credit is a component of the unfunded commitments reserve recorded in other liabilities on the Consolidated Balance Sheets and is included in the allowance for credit losses as disclosed in Note 7, “Allowance for Credit Losses.” Additionally, unearned fees relating to letters of credit are recorded in other liabilities on the Consolidated Balance Sheets. The net carrying amount of unearned fees was immaterial at both March 31, 2017 and December 31, 2016.

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

	Three Months Ended March 31
(Dollars in millions)	2017	2016
Pending repurchase requests, beginning of period	$14	$17
Repurchase requests received	10	11
Repurchase requests resolved:
Repurchased	(4)	(5)
Cured	(14)	(9)
Total resolved	(18)	(14)
Pending repurchase requests, end of period [1]	$6	$14

Percent from non-agency investors:
Pending repurchase requests, end of period	11.5%	32.6%
Repurchase requests received	6.8%	—%
1 Comprised of $5 million and $9 million from the GSEs, and $1 million and $5 million from non-agency investors at March 31, 2017 and 2016, respectively.
The repurchase and make whole requests received have been due primarily to alleged material breaches of representations related to compliance with the applicable underwriting standards, including borrower misrepresentation and appraisal issues. The Company performs a loan-by-loan review of all requests and contests demands to the extent they are not considered valid.
The following table summarizes the changes in the Company’s reserve for residential mortgage loan repurchases:

	Three Months Ended March 31
(Dollars in millions)	2017	2016
Balance, beginning of period	$40	$57
Repurchase provision/(benefit)	—	(2)
Balance, end of period	$40	$55

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
Notwithstanding the aforementioned agreements with Freddie Mac and Fannie Mae settling certain aspects of the Company's repurchase obligations, those institutions preserve their right to require repurchases arising from certain types of events, and that preservation of rights can impact future losses of the Company. While the mortgage repurchase reserve includes the estimated cost of settling claims related to required repurchases, the Company's estimate of losses depends on its assumptions regarding GSE and other counterparty behavior, loan performance, home prices, and other factors. The liability is recorded in other liabilities on the Consolidated Balance Sheets, and the related repurchase provision/(benefit) is recognized in mortgage production related income in the Consolidated Statements of Income. See Note 16, "Contingencies," for additional information on current legal matters related to loan sales.

Notes to Consolidated Financial Statements (Unaudited), continued

The following table summarizes the carrying value of the Company's outstanding repurchased mortgage loans:

(Dollars in millions)	March 31, 2017	December 31, 2016
Outstanding repurchased mortgage loans:
Performing LHFI	$222	$230
Nonperforming LHFI	13	12
Total carrying value of outstanding repurchased mortgage loans	$235	$242

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
The Company normally retains servicing rights when loans are transferred; however, servicing rights are occasionally sold to third parties. When servicing rights are sold, the Company makes representations and warranties related to servicing standards and obligations, and records a liability for contingent losses in other liabilities on the Consolidated Balance Sheets. This liability, which is separate from the mortgage repurchase reserve and separate from the commercial mortgage loan loss share guarantee described below, totaled $6 million and $7 million at March 31, 2017 and December 31, 2016, respectively.

Commercial Mortgage Loan Loss Share Guarantee
In connection with the December 2016 acquisition of Pillar, the Company assumed a loss share obligation associated with the terms of a master loss sharing agreement with Fannie Mae for multi-family commercial mortgage loans that were sold by Pillar to Fannie Mae under Fannie Mae’s delegated underwriting and servicing program. Upon the acquisition of Pillar, the Company entered into a lender contract amendment with Fannie Mae for multi-family commercial mortgage loans that Pillar sold to Fannie Mae prior to acquisition and that the Company sold to Fannie Mae subsequent to acquisition, whereby the Company bears a risk of loss of up to one-third of the incurred losses resulting from borrower defaults. The breach of any representation or warranty related to a loan sold to Fannie Mae could increase the Company's level of risk-sharing associated with the loan. The outstanding UPB of loans sold subject to the loss share guarantee was $3.1 billion and $2.9 billion at March 31, 2017 and December 31, 2016, respectively. The potential maximum exposure to loss was $869 million and $787 million at March 31, 2017 and December 31, 2016, respectively. Using probability of default and severity of loss estimates, the Company's loss share liability was $6 million at both March 31, 2017 and December 31, 2016 and is recorded in other liabilities.
Visa
The Company executes credit and debit transactions through Visa and MasterCard. The Company is a defendant, along with Visa and MasterCard (the “Card Associations”), as well as several other banks, in one of several antitrust lawsuits challenging the practices of the Card Associations (the “Litigation”). The Company entered into judgment and loss sharing agreements with Visa and certain other banks in order to apportion financial responsibilities arising from any potential adverse judgment or negotiated settlements related to the Litigation. Additionally, in connection with Visa's restructuring in 2007, shares of Visa common stock were issued to its financial institution members and the Company received its proportionate number of shares of Visa Inc. common stock, which were subsequently converted to Class B shares of Visa Inc. upon completion of Visa’s IPO in 2008. A provision of the original Visa By-Laws, which was restated in Visa's certificate of incorporation, contains a general indemnification provision between a Visa member and Visa that explicitly provides that each member's indemnification obligation is limited to losses arising from its own conduct and the specifically defined Litigation. While the district court approved a class action settlement of the Litigation in 2012, the U.S. Court of Appeals for the Second Circuit reversed the district court's approval of the settlement on June 30, 2016. The U.S. Supreme Court denied plaintiffs' petition for certiorari on March 27, 2017. As such, the case will return to the district court for further action.
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
In May 2009, the Company sold its 3.2 million Class B shares to the Visa Counterparty and entered into a derivative with the Visa Counterparty. Under the derivative, the Visa Counterparty is compensated by the Company for any decline in the conversion factor as a result of the outcome of the Litigation. Conversely, the Company is compensated by the Visa Counterparty for any increase in the conversion factor. The amount of payments made or received under the derivative is a function of the 3.2 million shares sold to the Visa Counterparty, the change in conversion rate, and Visa’s share price. The Visa Counterparty, as a result of its ownership of the Class B shares, is impacted by dilutive adjustments to the conversion factor of the Class B shares caused by the Litigation losses. Additionally, the Company will make periodic payments based on the notional of the derivative and a fixed rate until the date on which the Litigation is settled. The fair value of the derivative is estimated based on unobservable inputs consisting of management's estimate of the probability of certain litigation scenarios and the timing of the resolution of the Litigation due in large part to the aforementioned decision by the U.S. Court of Appeals for the Second Circuit. The fair value of the derivative liability was $15 million at both March 31, 2017 and December 31, 2016. The fair value of the derivative is estimated based on the Company's expectations regarding the ultimate resolution of the Litigation.

Notes to Consolidated Financial Statements (Unaudited), continued

The ultimate impact to the Company could be significantly different based on the Litigation outcome.

NOTE 14 - DERIVATIVE FINANCIAL INSTRUMENTS
The Company enters into various derivative financial instruments, both in a dealer capacity to facilitate client transactions and as an end user as a risk management tool. The ALCO monitors all risk management derivative activities. When derivatives have been entered into with clients, the Company generally manages the risk associated with these derivatives within the framework of its VAR methodology that monitors total daily exposure and seeks to manage the exposure on an overall basis. Derivatives are also used as a risk management tool to hedge the Company’s balance sheet exposure to changes in identified cash flow and fair value risks, either economically or in accordance with hedge accounting provisions. The Company’s Corporate Treasury function is responsible for employing the various hedge strategies to manage these objectives. The Company enters into IRLCs on residential and commercial mortgage loans that are accounted for as freestanding derivatives. Additionally, certain contracts containing embedded derivatives are measured, in their entirety, at fair value. All freestanding derivatives and any embedded derivatives that the Company bifurcates from the host contracts are measured at fair value in the Consolidated Balance Sheets in trading assets and derivative instruments and trading liabilities and derivative instruments. The associated gains and losses are either recognized in AOCI, net of tax, or within the Consolidated Statements of Income, depending upon the use and designation of the derivatives.

Credit and Market Risk Associated with Derivative Instruments
Derivatives expose the Company to risk that the counterparty to the derivative contract does not perform as expected. The Company manages its exposure to counterparty credit risk associated with derivatives by entering into transactions with counterparties with defined exposure limits based on their credit quality and in accordance with established policies and procedures. All counterparties are reviewed regularly as part of the Company’s credit risk management practices and appropriate action is taken to adjust the exposure limits to certain counterparties as necessary. The Company’s derivative transactions may also be governed by ISDA agreements or other legally enforceable industry standard master netting agreements. In certain cases and depending on the nature of the underlying derivative transactions, bilateral collateral agreements are also utilized. Furthermore, the Company and its subsidiaries are subject to OTC derivative clearing requirements, which require certain derivatives to be cleared through central clearinghouses, such as LCH.Clearnet Limited ("LCH") and the CME. These clearinghouses require the Company to post initial and variation margin to mitigate the risk of non-payment, the latter of which is received or paid daily based on the net asset or liability position of the contracts. Effective January 3, 2017, the CME amended its rulebook to legally characterize variation margin cash payments for cleared OTC derivatives as settlement rather than as collateral. As a result, in the first quarter of 2017, the Company began reducing the corresponding derivative asset and liability balances for CME-cleared OTC derivatives to reflect the settlement of those positions via the exchange of variation margin. Variation margin payments for LCH-cleared OTC derivatives continue to be subject to collateral accounting and characterized by the Company as collateral.
When the Company has more than one outstanding derivative transaction with a single counterparty, and there exists a legal right of offset with that counterparty, the Company considers its exposure to the counterparty to be the net fair value of its derivative positions with that counterparty. If the net fair value is positive, then the corresponding asset value also reflects cash collateral held. At March 31, 2017, these net asset positions were $626 million, reflecting $950 million of net derivative gains, adjusted for cash and other collateral of $324 million that the Company held in relation to these positions. At December 31, 2016, reported net derivative assets were $774 million, reflecting $1.1 billion of net derivative gains, adjusted for cash and other collateral held of $339 million.
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
For purposes of estimating the Company’s own credit risk on derivative liability positions, the DVA, the Company uses probabilities of default from observable, sector/rating based CDS data. The Company adjusted the net fair value of its derivative contracts for estimates of counterparty credit risk by approximately $7 million and $6 million at March 31, 2017 and December 31, 2016, respectively. For additional information on

Notes to Consolidated Financial Statements (Unaudited), continued

the Company's fair value measurements, see Note 15, "Fair Value Election and Measurement."
Currently, the majority of the Company’s derivatives contain contingencies that relate to the creditworthiness of the Bank. These contingencies, which are contained in industry standard master netting agreements, may be considered events of default. Should the Bank be in default under any of these provisions, the Bank’s counterparties would be permitted to close out transactions with the Bank on a net basis, at amounts that would approximate the fair values of the derivatives, resulting in a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. Additionally, certain of the Company’s derivative liability positions, totaling $1.2 billion and $1.1 billion in fair value at March 31, 2017 and December 31, 2016, respectively, contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an ATE that permits the counterparties to close-out net and apply collateral or, where a CSA is present, require the Bank to post additional collateral. At March 31, 2017, the Bank held senior long-term debt credit ratings of Baal/A-/A- from Moody’s, S&P, and Fitch, respectively. At March 31, 2017, ATEs have been triggered for less than $1 million in fair value liabilities. The maximum additional liability that could be triggered from ATEs was approximately $14 million at March 31, 2017. At March 31, 2017, $1.2 billion in fair value of derivative liabilities were subject to CSAs, against which the Bank has posted $1.1 billion in collateral, primarily in the form of cash. If requested by the counterparty pursuant to the terms of the CSA, the Bank would be required to post additional collateral of approximately $2 million against these contracts if the Bank were downgraded to Baa3/BBB-. Further downgrades to Ba1/BB+ or below would require the Bank to post an additional $7 million of collateral.

Notional and Fair Value of Derivative Positions
The following tables present the Company’s derivative positions at March 31, 2017 and December 31, 2016. The notional amounts in the tables are presented on a gross basis and have been classified within derivative assets or derivative liabilities based on the estimated fair value of the individual contract at March 31, 2017 and December 31, 2016. Gross positive and gross negative fair value amounts associated with respective notional amounts are presented without consideration of any netting agreements, including collateral arrangements. Net fair value derivative amounts are adjusted on an aggregate basis, where applicable, to take into consideration the effects of legally enforceable master netting agreements, including any cash collateral received or paid, and are recognized in trading assets and derivative instruments or trading liabilities and derivative instruments on the Consolidated Balance Sheets. For contracts constituting a combination of options that contain a written option and a purchased option (such as a collar), the notional amount of each option is presented separately, with the purchased notional amount generally being presented as a derivative asset and the written notional amount being presented as a derivative liability. For contracts that contain a combination of options, the fair value is generally presented as a single value with the purchased notional amount if the combined fair value is positive, and with the written notional amount if the combined fair value is negative.

Notes to Consolidated Financial Statements (Unaudited), continued

	March 31, 2017
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Derivative instruments designated in cash flow hedging relationships [1]
Interest rate contracts hedging floating rate loans	$4,850	$4	$10,600	$248
Derivative instruments designated in fair value hedging relationships [2]
Interest rate contracts hedging fixed rate debt	1,250	6	3,660	42
Interest rate contracts hedging brokered CDs	30	—	60	—
Total	1,280	6	3,720	42
Derivative instruments not designated as hedging instruments [3]
Interest rate contracts hedging:
MSRs [4]	9,608	84	20,242	115
LHFS, IRLCs [5]	3,718	16	6,649	25
LHFI	110	2	51	1
Trading activity [6]	67,926	1,253	68,532	1,165
Foreign exchange rate contracts hedging trading activity	3,598	119	3,632	112
Credit contracts hedging:
Loans	15	—	495	6
Trading activity [7]	2,107	28	2,125	24
Equity contracts hedging trading activity [6]	22,852	2,290	36,432	2,684
Other contracts:
IRLCs and other [8]	2,618	32	239	15
Commodity derivatives	831	53	828	50
Total	113,383	3,877	139,225	4,197
Total derivative instruments	$119,513	$3,887	$153,545	$4,487

Total gross derivative instruments, before netting		$3,887		$4,487
Less: Legally enforceable master netting agreements		(2,747)		(2,747)
Less: Cash collateral received/paid		(277)		(1,379)
Total derivative instruments, after netting		$863		$361
1 See “Cash Flow Hedges” in this Note for further discussion.
2 See “Fair Value Hedges” in this Note for further discussion.
3 See “Economic Hedging and Trading Activities” in this Note for further discussion.
4 Amount includes $7.9 billion of notional amounts related to interest rate futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.
5 Amount includes $913 million of notional amounts related to interest rate futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.
6 Amounts include $11.6 billion of notional amounts related to interest rate futures and $710 million of notional amounts related to equity futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table. Amounts also include notional amounts related to interest rate swaps hedging fixed rate debt.
7 Asset and liability amounts include $4 million and $12 million, respectively, of notional amounts from purchased and written credit risk participation agreements, whose notional is calculated as the notional of the derivative participated adjusted by the relevant RWA conversion factor.
8 Includes $49 million notional amount that is based on the 3.2 million of Visa Class B shares, the conversion ratio from Class B shares to Class A shares, and the Class A share price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Class B shares in the second quarter of 2009. See Note 13, “Guarantees” for additional information.

Notes to Consolidated Financial Statements (Unaudited), continued

	December 31, 2016
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Derivative instruments designated in cash flow hedging relationships [1]
Interest rate contracts hedging floating rate loans	$6,400	$34	$11,050	$265
Derivative instruments designated in fair value hedging relationships [2]
Interest rate contracts hedging fixed rate debt	600	2	4,510	81
Interest rate contracts hedging brokered CDs	60	—	30	—
Total	660	2	4,540	81
Derivative instruments not designated as hedging instruments [3]
Interest rate contracts hedging:
MSRs [4]	12,165	413	18,774	335
LHFS, IRLCs [5]	11,774	134	8,306	58
LHFI	100	2	36	1
Trading activity [6]	70,599	1,536	67,477	1,401
Foreign exchange rate contracts hedging trading activity	3,231	161	3,360	148
Credit contracts hedging:
Loans	15	—	620	8
Trading activity [7]	2,128	34	2,271	33
Equity contracts hedging trading activity [6]	23,164	2,095	35,312	2,477
Other contracts:
IRLCs and other [8]	2,412	28	668	22
Commodity derivatives	747	75	746	73
Total	126,335	4,478	137,570	4,556
Total derivative instruments	$133,395	$4,514	$153,160	$4,902

Total gross derivative instruments, before netting		$4,514		$4,902
Less: Legally enforceable master netting agreements		(3,239)		(3,239)
Less: Cash collateral received/paid		(291)		(1,265)
Total derivative instruments, after netting		$984		$398
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
8 Includes $49 million notional amount that is based on the 3.2 million of Visa Class B shares, the conversion ratio from Class B shares to Class A shares, and the Class A share price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Class B shares in the second quarter of 2009. See Note 13, “Guarantees” for additional information.

Notes to Consolidated Financial Statements (Unaudited), continued

Impact of Derivative Instruments on the Consolidated Statements of Income and Shareholders’ Equity
The impacts of derivative instruments on the Consolidated Statements of Income and the Consolidated Statements of Shareholders’ Equity for the three months ended March 31 are presented in the following tables. The impacts are segregated between derivatives that are designated in hedge accounting relationships and those that are used for economic hedging or trading purposes, with further identification of the underlying risks in the derivatives and the hedged items, where appropriate. The tables do not disclose the financial impact of the activities that these derivative instruments are intended to hedge.

	Three Months Ended March 31, 2017
(Dollars in millions)	Amount of Pre-tax Loss Recognized in OCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)	Classification of Pre-tax Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)
Derivative instruments in cash flow hedging relationships:
Interest rate contracts hedging floating rate loans [1]	($25)	$23	Interest and fees on loans
1 During the three months ended March 31, 2017, the Company also reclassified $18 million of pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been terminated or de-designated and are reclassified into earnings consistent with the pattern of net cash flows expected to be recognized.

	Three Months Ended March 31, 2017
(Dollars in millions)	Amount of Loss on Derivatives Recognized in Income	Amount of Gain on Related Hedged Items Recognized in Income	Amount of Gain Recognized in Income on Hedges (Ineffective Portion)
Derivative instruments in fair value hedging relationships:
Interest rate contracts hedging fixed rate debt [1]	($11)	$13	$2
Interest rate contracts hedging brokered CDs [1]	—	—	—
Total	($11)	$13	$2
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of (Loss)/Gain Recognized in Income on Derivatives	Amount of (Loss)/Gain Recognized in Income on Derivatives During the Three Months Ended March 31, 2017
Derivative instruments not designated as hedging instruments:
Interest rate contracts hedging:
MSRs	Mortgage servicing related income	($18)
LHFS, IRLCs	Mortgage production related income	(15)
Trading activity	Trading income	11
Foreign exchange rate contracts hedging trading activity	Trading income	(6)
Credit contracts hedging:
Loans	Other noninterest income	(1)
Trading activity	Trading income	5
Other contracts:
IRLCs and other	Mortgage production related income, Commercial real estate related income	48
Commodity derivatives	Trading income	1
Total		$25

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended March 31, 2016
(Dollars in millions)	Amount of Pre-tax Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)	Classification of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)
Derivative instruments in cash flow hedging relationships:
Interest rate contracts hedging floating rate loans [1]	$306	$38	Interest and fees on loans
1 During the three months ended March 31, 2016, the Company also reclassified $29 million of pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been terminated or de-designated and are reclassified into earnings consistent with the pattern of net cash flows expected to be recognized.

	Three Months Ended March 31, 2016
(Dollars in millions)	Amount of Loss on Derivatives Recognized in Income	Amount of Gain on Related Hedged Items Recognized in Income	Amount of Gain Recognized in Income on Hedges (Ineffective Portion)
Derivative instruments in fair value hedging relationships:
Interest rate contracts hedging fixed rate debt [1]	($2)	$3	$1
Interest rate contracts hedging brokered CDs [1]	—	—	—
Total	($2)	$3	$1
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives During the Three Months Ended March 31, 2016
Derivative instruments not designated as hedging instruments:
Interest rate contracts hedging:
MSRs	Mortgage servicing related income	$169
LHFS, IRLCs	Mortgage production related income	(62)
LHFI	Other noninterest income	(2)
Trading activity	Trading income	15
Foreign exchange rate contracts hedging trading activity	Trading income	(18)
Credit contracts hedging:
Loans	Other noninterest income	(1)
Trading activity	Trading income	5
Equity contracts hedging trading activity	Trading income	2
Other contracts:
IRLCs	Mortgage production related income	45
Commodity derivatives	Trading income	1
Total		$154

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

The following tables present total gross derivative instrument assets and liabilities at March 31, 2017 and December 31, 2016, which are adjusted to reflect the effects of legally enforceable master netting agreements and cash collateral received or paid when calculating the net amount reported in the Consolidated Balance Sheets. Also included in the tables are financial instrument collateral related to legally enforceable master netting agreements that represents securities collateral received or pledged and customer cash collateral held at third party custodians. These amounts are not offset on the Consolidated Balance Sheets but are shown as a reduction to total derivative instrument assets and liabilities to derive net derivative assets and liabilities. These amounts are limited to the derivative asset/liability balance, and accordingly, do not include excess collateral received/pledged.

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
March 31, 2017
Derivative instrument assets:
Derivatives subject to master netting arrangement or similar arrangement	$3,570	$2,899	$671		$47	$624
Derivatives not subject to master netting arrangement or similar arrangement	32	—	32		—	32
Exchange traded derivatives	285	125	160		—	160
Total derivative instrument assets	$3,887	$3,024	$863	[1]	$47	$816

Derivative instrument liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$4,262	$4,001	$261		$41	$220
Derivatives not subject to master netting arrangement or similar arrangement	98	—	98		—	98
Exchange traded derivatives	127	125	2		—	2
Total derivative instrument liabilities	$4,487	$4,126	$361	[2]	$41	$320

December 31, 2016
Derivative instrument assets:
Derivatives subject to master netting arrangement or similar arrangement	$4,193	$3,384	$809		$48	$761
Derivatives not subject to master netting arrangement or similar arrangement	27	—	27		—	27
Exchange traded derivatives	294	146	148		—	148
Total derivative instrument assets	$4,514	$3,530	$984	[1]	$48	$936

Derivative instrument liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$4,649	$4,358	$291		$33	$258
Derivatives not subject to master netting arrangement or similar arrangement	105	—	105		—	105
Exchange traded derivatives	148	146	2		—	2
Total derivative instrument liabilities	$4,902	$4,504	$398	[2]	$33	$365
1 At March 31, 2017, $863 million, net of $277 million offsetting cash collateral, is recognized in trading assets and derivative instruments within the Company's Consolidated Balance Sheets. At December 31, 2016, $984 million, net of $291 million offsetting cash collateral, is recognized in trading assets and derivative instruments within the Company's Consolidated Balance Sheets.
2 At March 31, 2017, $361 million, net of $1.4 billion offsetting cash collateral, is recognized in trading liabilities and derivative instruments within the Company's Consolidated Balance Sheets. At December 31, 2016, $398 million, net of $1.3 billion offsetting cash collateral, is recognized in trading liabilities and derivative instruments within the Company's Consolidated Balance Sheets.

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
At March 31, 2017 and December 31, 2016, the gross notional amounts of purchased CDS contracts designated as trading instruments were $10 million and $135 million, respectively. The fair values of purchased CDS were less than $1 million and $3 million at March 31, 2017 and December 31, 2016, respectively.
The Company has also entered into TRS contracts on loans. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same amount on the matched TRS. To mitigate its credit risk, the Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral if the fair value of the underlying reference assets deteriorates. There were $2.1 billion of outstanding TRS notional balances at both March 31, 2017 and December 31, 2016. The fair values of these TRS assets and liabilities at March 31, 2017 were $28 million and $24 million, respectively, and related collateral held at March 31, 2017 was $483 million. The fair values of the TRS assets and liabilities at December 31, 2016 were $34 million and $31 million, respectively, and related collateral held at December 31, 2016 was $450 million. For additional information on the Company's TRS contracts, see Note 9, "Certain Transfers of Financial Assets and Variable Interest Entities," as well as Note 15, "Fair Value Election and Measurement."
The Company writes risk participations, which are credit derivatives, whereby the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on a derivative, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative. The Company manages its payment risk on its risk participations by monitoring the creditworthiness of the obligors, which are all corporations or partnerships, through the normal credit review process that the Company would have performed had it entered into a derivative directly with the obligors. To date, no material losses have been incurred related to the Company’s written risk participations. At March 31, 2017, the remaining terms on these risk participations generally ranged from less than one year to ten years, with a weighted average term on the maximum estimated exposure of 6 years. At December 31, 2016, the remaining terms on these risk participations generally ranged from less than one year to thirty-one years, with a weighted average term on the maximum estimated exposure of 8.5 years. The Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $67 million and $95 million at March 31, 2017 and December 31, 2016, respectively. The fair values of the written risk participations were immaterial at both March 31, 2017 and December 31, 2016.

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
Interest rate swaps have been designated as hedging the exposure to the benchmark interest rate risk associated with floating rate loans. At March 31, 2017, the maturities for hedges of floating rate loans ranged from one year to six years, with the weighted average being 4.2 years. At December 31, 2016, the maturities for hedges of floating rate loans ranged from less than one year to six years, with the weighted average being 4.1 years. These hedges have been highly effective in offsetting the designated risks, yielding an immaterial amount of ineffectiveness for the three months ended March 31, 2017 and 2016. At March 31, 2017, $90 million of deferred net pre-tax gains on derivative instruments designated as cash flow hedges on floating rate loans recognized in AOCI are expected to be reclassified into net interest income during the next twelve months. The amount to be reclassified into income incorporates the impact from both active and terminated or de-designated cash flow hedges, including the net interest income earned on the active hedges, assuming no changes in LIBOR. The Company may choose to terminate or de-designate a hedging relationship due to a change in the risk management objective for that specific hedge item, which may arise in conjunction with an overall balance sheet management strategy.
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

Notes to Consolidated Financial Statements (Unaudited), continued

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
Trading activity primarily includes interest rate swaps, equity derivatives, CDS, futures, options, foreign exchange rate contracts, and commodity derivatives. These derivatives are entered into in a dealer capacity to facilitate client transactions, or are utilized as a risk management tool by the Company as an end user (predominantly in certain macro-hedging strategies).

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 15 - FAIR VALUE ELECTION AND MEASUREMENT
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

	March 31, 2017
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments [1]	Assets/Liabilities at Fair Value
Assets
Trading assets and derivative instruments:
U.S. Treasury securities	$450	$—	$—	$—	$450
Federal agency securities	—	361	—	—	361
U.S. states and political subdivisions	—	55	—	—	55
MBS - agency	—	560	—	—	560
Corporate and other debt securities	—	590	—	—	590
CP	—	491	—	—	491
Equity securities	41	—	—	—	41
Derivative instruments	285	3,570	32	(3,024)	863
Trading loans	—	2,596	—	—	2,596
Total trading assets and derivative instruments	776	8,223	32	(3,024)	6,007

Securities AFS:
U.S. Treasury securities	5,422	—	—	—	5,422
Federal agency securities	—	302	—	—	302
U.S. states and political subdivisions	—	318	4	—	322
MBS - agency	—	23,795	—	—	23,795
MBS - non-agency residential	—	—	71	—	71
MBS - non-agency commercial	—	534	—	—	534
ABS	—	—	9	—	9
Corporate and other debt securities	—	29	5	—	34
Other equity securities [2]	123	—	515	—	638
Total securities AFS	5,545	24,978	604	—	31,127

LHFS	—	1,813	6	—	1,819
LHFI	—	—	221	—	221
MSRs	—	—	1,645	—	1,645

Liabilities
Trading liabilities and derivative instruments:
U.S. Treasury securities	528	—	—	—	528
MBS - agency	—	5	—	—	5
Corporate and other debt securities	—	326	—	—	326
Equity securities	5	—	—	—	5
Derivative instruments	127	4,345	15	(4,126)	361
Total trading liabilities and derivative instruments	660	4,676	15	(4,126)	1,225

Brokered time deposits	—	128	—	—	128
Long-term debt	—	771	—	—	771
1 Amounts represent offsetting cash collateral received from, and paid to, the same derivative counterparties, and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists.
2 Includes $119 million of mutual fund investments, $111 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, and $6 million of other.

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

(Dollars in millions)	Fair Value at March 31, 2017	Aggregate UPB at March 31, 2017	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,596	$2,550	$46
LHFS:
Accruing	1,819	1,762	57
LHFI:
Accruing	218	224	(6)
Nonaccrual	3	4	(1)
Liabilities:
Brokered time deposits	128	130	(2)
Long-term debt	771	736	35

(Dollars in millions)	Fair Value at December 31, 2016	Aggregate UPB at December 31, 2016	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,517	$2,488	$29
LHFS:
Accruing	3,540	3,516	24
LHFI:
Accruing	219	225	(6)
Nonaccrual	3	4	(1)
Liabilities:
Brokered time deposits	78	80	(2)
Long-term debt	963	924	39

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present the change in fair value during the three months ended March 31, 2017 and 2016 of financial instruments for which the FVO has been elected, as well as for MSRs. The tables do not reflect the change in fair value attributable to related economic hedges that the Company uses to mitigate market-related risks associated with the financial instruments. Generally, changes in the fair value of economic hedges are recognized in trading income, mortgage production related income, mortgage servicing related income, commercial real estate related income, or other noninterest income as appropriate, and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below. The Company’s economic hedging activities are deployed at both the instrument and portfolio level.

	Fair Value Gain/(Loss) for the Three Months Ended March 31, 2017 for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Earnings [2]
Assets:
Trading loans	$2	$—	$—	$2
LHFS	—	12	—	12
MSRs	—	1	(24)	(23)
Liabilities:
Brokered time deposits	1	—	—	1
Long-term debt	6	—	—	6
1 Income related to LHFS does not include income from IRLCs. For the three months ended March 31, 2017, income related to MSRs includes income recognized upon the sale of loans reported at LOCOM.
2 Changes in fair value for the three months ended March 31, 2017 exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, brokered time deposits, and long-term debt that have been elected to be measured at fair value are recognized in interest income or interest expense in the Consolidated Statements of Income.

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
Level 3 AFS municipal securities at March 31, 2017 and December 31, 2016 includes an immaterial amount of bonds that are redeemable with the issuer at par and cannot be traded in the market. As such, no significant observable market data for these instruments is available; therefore, these securities are priced at par.
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
Non-agency commercial MBS at March 31, 2017 and December 31, 2016 consists of purchased interests in newly issued third party securitizations. These interests have high investment grade ratings, and the Company obtains pricing for these securities from an independent pricing service. The Company has classified these non-agency commercial MBS as level 2, as the Company believes that the independent pricing service relies on observable data in active markets.
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
Corporate and Other Debt Securities
Corporate debt securities are comprised predominantly of senior and subordinate debt obligations of domestic corporations and are classified as level 2. Other debt securities classified as AFS in level 3 at March 31, 2017 and December 31, 2016 include bonds that are redeemable with the issuer at par and cannot be traded in the market. As such, observable market data for these instruments is not available.
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

Notes to Consolidated Financial Statements (Unaudited), continued

The Company estimates the fair value of its mutual fund investments and certain other equity securities based on quoted prices for similar instruments observed in active markets; as such, these investments are classified as level 1.

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
The Company's derivative instruments classified as level 2 are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. To this end, the Company has evaluated liquidity premiums required by market participants, as well as the credit risk of its counterparties and its own credit. See Note 14, “Derivative Financial Instruments,” for additional information on the Company's derivative instruments.
The Company's derivative instruments classified as level 3 include IRLCs that satisfy the criteria to be treated as derivative financial instruments. The fair value of IRLCs on residential and commercial LHFS, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on the Company’s historical data and reflect the Company’s best estimate of the likelihood that a commitment will result in a closed loan. As pull-through rates increase, the fair value of IRLCs also increases. Servicing value is included in the fair value of IRLCs, and the fair value of servicing is determined by projecting cash flows, which are then discounted to estimate an expected fair value. The fair value of servicing is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. Because these inputs are not transparent in market trades, IRLCs are considered to be level 3 assets. During the three months ended March 31, 2017 and 2016, the Company transferred $36 million and $29 million, respectively, of net IRLCs out of level 3 as the associated loans were closed.

Trading Loans
The Company engages in certain businesses whereby electing to measure loans at fair value for financial reporting aligns with the underlying business purpose. Specifically, loans included within this classification include trading loans that are: (i) made or acquired in connection with the Company’s TRS business, (ii) part of the loan sales and trading business within the Company’s Wholesale Banking segment, and (iii) backed by the SBA. See Note 9, "Certain Transfers of Financial Assets and

Variable Interest Entities," and Note 14, “Derivative Financial Instruments,” for further discussion of this business. All of these loans are classified as level 2 due to the nature of market data that the Company uses to estimate fair value.
The loans made in connection with the Company’s TRS business are short-term, senior demand loans supported by a pledge agreement granting first priority security interest to the Bank in all the assets held by the borrower, a VIE with assets comprised primarily of corporate loans. While these TRS-related loans do not trade in the market, the Company believes that the par amount of the loans approximates fair value and no unobservable assumptions are used by the Company to value these loans. At both March 31, 2017 and December 31, 2016, the Company had $2.1 billion of these short-term loans outstanding, measured at fair value.
The loans from the Company’s sales and trading business are commercial and corporate leveraged loans that are either traded in the market or for which similar loans trade. The Company elected to measure these loans at fair value since they are actively traded. For both of the three months ended March 31, 2017 and 2016, the Company recognized an immaterial amount of gains/(losses) in the Consolidated Statements of Income due to changes in fair value attributable to instrument-specific credit risk. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the Company does not believe that trading activity qualifies the loans as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded. At March 31, 2017 and December 31, 2016, $459 million and $356 million, respectively, of loans related to the Company’s trading business were held in inventory.
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
LHFS classified as level 2 are primarily agency loans which trade in active secondary markets and are priced using current market pricing for similar securities, adjusted for servicing, interest rate risk, and credit risk. Non-agency residential mortgages are also included in level 2 LHFS. Transfers of certain residential mortgage LHFS into level 3 during the three months ended March 31, 2017 and 2016 were largely due to borrower defaults or the identification of other loan defects impacting the marketability of the loans.
For residential loans that the Company has elected to measure at fair value, the Company recognized an immaterial amount of gains/(losses) in the Consolidated Statements of Income due to changes in fair value attributable to borrower-specific credit risk for both of the three months ended March 31, 2017 and 2016. In addition to borrower-specific credit risk, there are other more significant variables that drive changes in the fair values of the loans, including interest rates and general market conditions.
Commercial LHFS
The Company values certain commercial LHFS at fair value based upon observable current market prices for similar loans. These loans are generally transferred to agencies within 90 days of origination. The Company has commitments from agencies to purchase these loans at March 31, 2017; therefore, they are classified as Level 2. Origination fees are recognized within commercial real estate related income in the Consolidated Statements of Income when earned at the time of closing. To mitigate the effect of interest rate risk inherent in entering into IRLCs with borrowers, the Company enters into forward contracts with investors at the same time that it enters into IRLCs with borrowers. The mark-to-market adjustments related to commercial LHFS, IRLCs, and forward contracts are recognized in commercial real estate related income. For commercial loans that the Company has elected to measure at fair value, the Company recognized an immaterial loss in the Consolidated Statements of Income due to changes in fair value attributable to borrower-specific credit risk for the three months ended March 31, 2017.
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

Mortgage Servicing Rights
The Company records residential MSR assets at fair value using a discounted cash flow approach. The fair values of residential MSRs are impacted by a variety of factors, including prepayment assumptions, spreads, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. The underlying assumptions and estimated values are corroborated by values received from independent third parties based on their review of the servicing portfolio, and comparisons to market transactions. Because these inputs are not transparent in market trades, MSRs are classified as level 3 assets. For additional information see Note 8, "Goodwill and Other Intangible Assets."
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
On January 1, 2016, the Company partially adopted ASU 2016-01, which requires changes in credit spreads for financial liabilities measured at fair value pursuant to a fair value option to be recognized in OCI. The impact to OCI is determined from the change in credit spreads above LIBOR swap spreads. For the three months ended March 31, 2017 and 2016, the impact on AOCI due to changes in credit spreads was immaterial. For additional information on the Company's partial adoption of ASU 2016-01, see Note 1, "Significant Accounting Policies."
The Company has classified CDs measured at fair value as level 2 instruments due to the Company's ability to reasonably measure all significant inputs based on observable market variables. The Company employs a discounted cash flow approach based on observable market interest rates for the term

Notes to Consolidated Financial Statements (Unaudited), continued

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

The Company utilizes derivative financial instruments to convert interest rates on its debt from fixed to floating rates. On January 1, 2016, the Company partially adopted ASU 2016-01, which requires changes in credit spreads for certain financial instruments elected to be measured at fair value to be recognized in OCI. The impact to OCI for public debt measured at fair value is determined based on the change in credit spreads above LIBOR swap spreads. Upon adoption, the Company recognized a $5 million one-time, cumulative credit risk adjustment in AOCI to recognize the change in credit spreads that occurred prior to January 1, 2016. For the three months ended March 31, 2017 and 2016, the impact on AOCI from changes in credit spreads resulted in a loss of $1 million and $2 million, respectively, net of tax. For additional information on the Company's partial adoption of ASU 2016-01, see Note 1, "Significant Accounting Policies."

The valuation technique and range, including weighted average, of the unobservable inputs associated with the Company's level 3 assets and liabilities are as follows:

	Level 3 Significant Unobservable Input Assumptions
(Dollars in millions)	Fair value March 31, 2017	Valuation Technique	Unobservable Input [1]	Range (weighted average)
Assets
Trading assets and derivative instruments:
Derivative instruments, net [2]	$17	Internal model	Pull through rate	41-100% (77%)
			MSR value	28-179 bps (109 bps)
Securities AFS:
U.S. states and political subdivisions	4	Cost	N/A
MBS - non-agency residential	71	Third party pricing	N/A
ABS	9	Third party pricing	N/A
Corporate and other debt securities	5	Cost	N/A
Other equity securities	515	Cost	N/A
Residential LHFS	6	Monte Carlo/Discounted cash flow	Option adjusted spread	104-125 bps (125 bps)
			Conditional prepayment rate	4-13 CPR (8 CPR)
			Conditional default rate	0-2 CDR (0.4 CDR)
LHFI	218	Monte Carlo/Discounted cash flow	Option adjusted spread	62-784 bps (182 bps)
			Conditional prepayment rate	2-25 CPR (11 CPR)
			Conditional default rate	0-5 CDR (1.4 CDR)
	3	Collateral based pricing	Appraised value	NM [3]
MSRs	1,645	Monte Carlo/Discounted cash flow	Conditional prepayment rate	6-28 CPR (13 CPR)
			Option adjusted spread	4-114% (8%)
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
3 Not meaningful.

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (other than servicing rights which are disclosed in Note 8, “Goodwill and Other Intangible Assets”). Transfers into and out of the fair value hierarchy levels are assumed to occur at the end of the period in which the transfer occurred. None of the transfers into or out of level 3 have been the result of using alternative valuation approaches to estimate fair values. There were no transfers between level 1 and 2 during the three months ended March 31, 2017 and 2016.

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning Balance January 1, 2017	Included in Earnings		OCI		Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items	Transfers into Level 3	Transfers out of Level 3	Fair Value March 31, 2017	Included in Earnings (held at March 31, 2017 1)
Assets
Trading assets:
Derivative instruments, net	$6	$48	[2]	$—		$—	$—	($1)	($36)	$—	$—	$17	$30	[2]
Total trading assets	6	48		—		—	—	(1)	(36)	—	—	17	30
Securities AFS:
U.S. states and political subdivisions	4	—		—		—	—	—	—	—	—	4	—
MBS - non-agency residential	74	—		(1)	[3]	—	—	(2)	—	—	—	71	—
ABS	10	—		—		—	—	(1)	—	—	—	9	—
Corporate and other debt securities	5	—		—		—	—	—	—	—	—	5	—
Other equity securities	540	—		1	[3]	43	—	(64)	—	—	(5)	515	—
Total securities AFS	633	—		—		43	—	(67)	—	—	(5)	604	—

Residential LHFS	12	—		—		—	(14)	—	(2)	10	—	6	—
LHFI	222	—		—		—	—	(6)	1	4	—	221	—
1 Change in unrealized gains/(losses) included in earnings during the period related to financial assets still held at March 31, 2017.
2 Includes issuances, fair value changes, and expirations. Amount related to residential IRLCs is recognized in mortgage production related income, amount related to commercial IRLCs is recognized in commercial real estate related income, and amount related to Visa derivative liability is recognized in other noninterest expense.
3 Amounts recognized in OCI are included in change in net unrealized gains on securities AFS, net of tax.

Notes to Consolidated Financial Statements (Unaudited), continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning Balance January 1, 2016	Included in Earnings		OCI		Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items	Transfers into Level 3	Transfers out of Level 3	Fair Value March 31, 2016	Included in Earnings (held at March 31, 2016 1)
Assets
Trading assets:
Corporate and other debt securities	$89	($1)	[4]	$—		$—	($88)	$—	$—	$—	$—	$—	$—
Derivative instruments, net	15	45	[2]	—		—	—	1	(29)	—	—	32	36	[2]
Total trading assets	104	44		—		—	(88)	1	(29)	—	—	32	36
Securities AFS:
U.S. states and political subdivisions	5	—		—		—	—	—	—	—	—	5	—
MBS - non-agency residential	94	—		(1)	[3]	—	—	(5)	—	—	—	88	—
ABS	12	—		—		—	—	(1)	—	—	—	11	—
Corporate and other debt securities	5	—		—		—	—	—	—	—	—	5	—
Other equity securities	440	—		—		106	—	(75)	—	—	—	471	—
Total securities AFS	556	—		(1)	[3]	106	—	(81)	—	—	—	580	—

Residential LHFS	5	—		—		—	(7)	—	(1)	9	(2)	4	—
LHFI	257	3	[5]	—		—	—	(10)	1	4	—	255	3	[5]
Liabilities
Other liabilities	23	—		—		—	—	(23)	—	—	—	—	—
1 Change in unrealized gains/(losses) included in earnings during the period related to financial assets/liabilities still held at March 31, 2016.
2 Includes issuances, fair value changes, and expirations. Amount related to residential IRLCs is recognized in mortgage production related income and amount related to Visa derivative liability is recognized in other noninterest expense.
3 Amounts recognized in OCI are included in change in net unrealized gains on securities AFS, net of tax.
4 Amounts included in earnings are recognized in trading income.
5 Amounts are generally included in mortgage production related income; however, the mark on certain fair value loans is included in other noninterest income.

Notes to Consolidated Financial Statements (Unaudited), continued

Non-recurring Fair Value Measurements
The following tables present losses recognized on assets still held at period end, and measured at fair value on a non-recurring basis, for the three months ended March 31, 2017 and the year ended December 31, 2016. Adjustments to fair value generally result from the application of LOCOM or through write-downs of individual assets. The tables do not reflect changes in fair value attributable to economic hedges the Company may have used to mitigate interest rate risk associated with LHFS.

		Fair Value Measurements			Losses for the Three Months Ended March 31, 2017
(Dollars in millions)	March 31, 2017	Level 1	Level 2	Level 3
LHFI	$83	$—	$—	$83	$—
OREO	11	—	—	11	(2)
Other assets	42	—	1	41	(5)

		Fair Value Measurements			Losses for the Year Ended December 31, 2016
(Dollars in millions)	December 31, 2016	Level 1	Level 2	Level 3
LHFI	$75	$—	$—	$75	$—
OREO	17	—	—	17	(2)
Other assets	112	—	58	54	(36)

Discussed below are the valuation techniques and inputs used in estimating fair values for assets measured at fair value on a non-recurring basis and classified as level 2 and/or 3.
Loans Held for Investment
At March 31, 2017 and December 31, 2016, LHFI consisted primarily of consumer and residential real estate loans discharged in Chapter 7 bankruptcy that had not been reaffirmed by the borrower, as well as nonperforming CRE loans for which specific reserves had been recognized. Cash proceeds from the sale of the underlying collateral is the expected source of repayment for a majority of these loans. Accordingly, the fair value of these loans is derived from the estimated fair value of the underlying collateral, incorporating market data if available. There were no gains/(losses) recognized during the three months ended March 31, 2017 or during the year ended December 31, 2016, as the charge-offs related to these loans are a component of the ALLL. Due to the lack of market data for similar assets, all of these loans are classified as level 3.

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
Investments in cost and equity method investments are valued based on the expected remaining cash flows to be received from these assets discounted at a market rate that is commensurate with the expected risk, considering relevant Company-specific valuation multiples, where applicable. Based on the valuation methodology and associated unobservable inputs, these investments are classified as level 3. There were no impairment charges recognized on equity investments during three months ended March 31, 2017. During the year ended December 31, 2016, the Company recognized impairment charges of $8 million on its equity investments.
Other repossessed assets comprises repossessed personal property that is measured at fair value less cost to sell. These assets are classified as level 3 as their fair value is determined based on a variety of subjective, unobservable factors. There were no losses recognized in earnings by the Company on other repossessed assets during the three months ended March 31, 2017 or during the year ended December 31, 2016, as the impairment charges on repossessed personal property were a component of the ALLL.
The Company monitors the fair value of assets under operating leases where the Company is the lessor and recognizes impairment on the leased asset to the extent the carrying value is not recoverable and is greater than its fair value. Fair value is determined using collateral specific pricing digests, external appraisals, broker opinions, recent sales data from industry equipment dealers, and the discounted cash flows derived from the underlying lease agreement. As market data for similar assets and lease arrangements is available and used in the valuation, these assets are considered level 2. There were no impairment charges recognized during the three months ended March 31, 2017 attributable to changes in the fair value of various personal property under operating leases. During the year ended December 31, 2016, the Company recognized impairment charges of $12 million attributable to changes in the fair value of various personal property under operating leases.
Branch properties are classified as level 3, as its fair value is based on market comparables and broker opinions. The Company recognized impairment charges of $5 million on branch properties during the three months ended March 31, 2017. During the year ended December 31, 2016, the Company recognized impairment charges of $12 million on branch properties.
Land held for sale is recorded at the lesser of carrying value or fair value less cost to sell, and is considered level 3 as its fair

Notes to Consolidated Financial Statements (Unaudited), continued

value is determined based on market comparables and broker opinions. There were no impairment charges recognized on land held for sale during the three months ended March 31, 2017.

During the year ended December 31, 2016, the Company recognized impairment charges of $4 million on land held for sale.

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments are as follows:

	March 31, 2017		Fair Value Measurements
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$8,274	$8,274	$8,274	$—	$—	(a)
Trading assets and derivative instruments	6,007	6,007	776	5,199	32	(b)
Securities AFS	31,127	31,127	5,545	24,978	604	(b)
LHFS	2,109	2,111	—	2,100	11	(c)
LHFI, net	141,815	140,888	—	166	140,722	(d)
Financial liabilities:
Deposits	162,853	162,732	—	162,732	—	(e)
Short-term borrowings	4,696	4,696	—	4,696	—	(f)
Long-term debt	10,496	10,560	—	9,802	758	(f)
Trading liabilities and derivative instruments	1,225	1,225	660	550	15	(b)

	December 31, 2016		Fair Value Measurements
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$6,423	$6,423	$6,423	$—	$—	(a)
Trading assets and derivative instruments	6,067	6,067	881	5,158	28	(b)
Securities AFS	30,672	30,672	5,507	24,532	633	(b)
LHFS	4,169	4,178	—	4,161	17	(c)
LHFI, net	141,589	140,516	—	282	140,234	(d)
Financial liabilities:
Deposits	160,398	160,280	—	160,280	—	(e)
Short-term borrowings	4,764	4,764	—	4,764	—	(f)
Long-term debt	11,748	11,779	—	11,051	728	(f)
Trading liabilities and derivative instruments	1,351	1,351	846	483	22	(b)

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

(a)	Cash and cash equivalents are valued at their carrying amounts, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments.

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

Generally, the Company measures fair value for LHFI based on estimated future discounted cash flows using current origination rates for loans with similar terms and credit quality, which derived an estimated value of 101% on the loan portfolio’s net carrying value at both March 31, 2017 and December 31, 2016. The value derived from origination rates likely does not represent an exit price; therefore, an incremental market risk and liquidity discount was applied when estimating the fair value of these loans. The discounted value is a function of a market participant’s

Notes to Consolidated Financial Statements (Unaudited), continued

required yield in the current environment and is not a reflection of the expected cumulative losses on the loans.

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
Unfunded loan commitments and letters of credit are not included in the table above. At March 31, 2017 and December 31, 2016, the Company had $64.2 billion and $67.2 billion, respectively, of unfunded commercial loan commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related unfunded commitments reserve, which was a combined $73 million and $71 million at March 31, 2017 and December 31, 2016, respectively. No active trading market exists for these instruments, and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of consumer unfunded lending commitments which can generally be canceled by providing notice to the borrower.

NOTE 16 – CONTINGENCIES
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries are parties to numerous civil claims and lawsuits and subject to regulatory examinations, investigations, and requests for information. Some of these matters involve claims for substantial amounts. The Company’s experience has shown that the damages alleged by plaintiffs or claimants are often overstated, based on unsubstantiated legal theories, unsupported by facts, and/or bear no relation to the ultimate award that a court might grant. Additionally, the outcome of litigation and regulatory matters and the timing of ultimate resolution are inherently difficult to predict. These factors make it difficult for the Company to provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. However, on a case-by-case basis, reserves are established for those legal claims in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company's financial statements at March 31, 2017 reflect the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved.
For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of related reserves, if any. Management currently estimates these losses to range from $0 to approximately $190 million. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information available at March 31, 2017. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure. Based on current knowledge, it is the opinion of management that liabilities arising from legal claims in excess of the amounts currently reserved, if any, will not have a material impact on the Company’s financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s financial condition, results of operations, or cash flows for any given reporting period.
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

Notes to Consolidated Financial Statements (Unaudited), continued

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
This case was originally filed in the U.S. District Court for the Southern District of Florida but was transferred to the U.S. District Court for the Northern District of Georgia, Atlanta Division (the “District Court”), in November 2008. On October 26, 2009, an amended complaint was filed. On December 9, 2009, defendants filed a motion to dismiss the amended complaint. On October 25, 2010, the District Court granted in part and denied in part defendants' motion to dismiss the amended complaint.
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
On August 1, 2016, certain non-fiduciary defendants filed a motion for summary judgment as it relates to them, which was granted by the District Court on October 5, 2016. Discovery is ongoing.

Notes to Consolidated Financial Statements (Unaudited), continued

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

Notes to Consolidated Financial Statements (Unaudited), continued

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
STM and Twin Rivers Insurance Company ("Twin Rivers") have been named as defendants in a putative class action alleging that the companies entered into illegal “captive reinsurance” arrangements with private mortgage insurers. More specifically, plaintiffs allege that SunTrust’s selection of private mortgage insurers who agree to reinsure with Twin Rivers certain loans referred to them by SunTrust results in illegal “kickbacks” in the form of the insurance premiums paid to Twin Rivers. Plaintiffs contend that this arrangement violates the Real Estate Settlement Procedures Act (“RESPA”) and results in unjust enrichment to the detriment of borrowers. The matter was filed in February 2011 in the U.S. District Court for the Eastern District of Pennsylvania. This case had been stayed by the Court pending the outcome of Edwards v. First American Financial Corporation, a captive reinsurance case that was pending before the U.S. Supreme Court at the time. SunTrust filed a motion to dismiss the Thurmond case, which was granted in part and denied in part, allowing limited discovery surrounding the argument that the statute of limitations for certain claims should be equitably tolled. Thurmond had been stayed a second time pending a ruling in a similar case currently before the Third Circuit concerning the application of the statute of limitations. While the stay was lifted, the parties reached an agreement in principle to resolve the matter.
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

Felix v. SunTrust Mortgage, Inc.
This putative class action was filed against STM on April 4, 2016. Plaintiff alleges that STM breaches its contract with borrowers when it collects interest on FHA loans at repayment because STM fails to use an approved FHA notice form. Plaintiff also alleges that STM violates the Georgia usury statute by collecting such interest. Plaintiff attempts to bring the breach of contract claim on behalf of all borrowers and the usury claim on behalf of Georgia borrowers. Plaintiff and STM reached a settlement of the action with the class, and the U.S. District Court for the Northern District of Georgia granted preliminary approval of the settlement on September 9, 2016. The settlement terms had an insignificant impact on the Company's financial position. On February 6, 2017, the court approved the settlement and that settlement is now final.
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

LR Trust v. SunTrust Banks, Inc., et al.
In November 2016, the Company and certain officers and directors were named as defendants in a shareholder derivative action alleging that defendants failed to take action related to activities at issue in the National Mortgage Servicing, HAMP, and FHA Originations settlements, and certain other legal matters or to ensure that the alleged activities in each were remedied and otherwise appropriately addressed. Plaintiff seeks an award in favor of the Company for the amount of damages sustained by the Company, disgorgement of alleged benefits obtained by defendants, and enhancements to corporate governance and internal controls. The Company filed a Motion to Dismiss the matter on February 15, 2017 and plaintiff filed its reply on April 3, 2017. The Motion to Dismiss remains pending with the court.

SEC Investment Adviser 12b-1 Fees
The SEC Division of Enforcement is investigating whether STIS committed fraud under the Investment Advisers Act ("IAA") of 1940 by purchasing mutual fund shares on behalf of clients that imposed an SEC Rule 12b-1 marketing fee on the investment, if share classes existed which did not impose such a fee, and it has informed the Company that it has made a preliminary determination to recommend that the SEC bring an enforcement action against STIS. Specifically, the proposed action would allege violations of Sections 206(1), 206(2), 206(4), and 207 of the IAA and Rule 206(4)-7 of the Code of Federal Regulations. STIS researched the extent to which alternate mutual fund classes existed that did not impose such fees, among other matters, and estimates that the amount of any reimbursements, penalties, and interest would be less than $5 million. If there is a finding or admission that STIS violated the antifraud provisions of the IAA, the Company could lose well-known seasoned issuer status and STIS' ability to earn certain investment advisory referral fees may be limited, unless and until the SEC Division of Corporation Finance grants a waiver. STIS is cooperating with the investigation and is in discussions with SEC staff regarding the matter.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 17 - BUSINESS SEGMENT REPORTING
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
Beginning in the second quarter of 2017, the Company will realign its business segment structure from three segments to two segments based on, among other things, the manner in which financial information is evaluated by management and in conjunction with organizational changes made throughout the Company that were announced during the first quarter of 2017. Specifically, the Company plans to retain the current composition of its Wholesale Banking segment and change the basis of presentation of the Consumer Banking and Private Wealth Management segment and Mortgage Banking segment such that those segments will be combined into a single Consumer segment.
The following is a description of the segments and their primary businesses at March 31, 2017.

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

•
Commercial Real Estate provides a full range of financial solutions for commercial real estate developers, owners, and operators, including construction, mini-perm, and permanent real estate financing, as well as tailored financing and equity investment solutions via STRH. With the acquisition of the assets of Pillar in December of 2016, commercial real estate also provides multi-family agency lending and servicing, as well as loan administration, advisory, and commercial mortgage brokerage services. The Institutional Property Group business targets relationships with REITs, pension fund advisors, private funds, homebuilders, and insurance companies and the Regional business focuses on private real estate owners and developers through a regional delivery structure. Commercial Real Estate also offers tailored financing and equity investment solutions for community development and affordable housing projects through STCC, with particular expertise in Low Income Housing Tax Credits and New Market Tax Credits.

•
Treasury & Payment Solutions provides SunTrust Wholesale Banking clients with services required to manage their payments and receipts, combined with the ability to manage and optimize their deposits across all aspects of their

Notes to Consolidated Financial Statements (Unaudited), continued

business. Treasury & Payment Solutions operates all electronic and paper payment types, including card, wire transfer, ACH, check, and cash. It also provides clients the means to manage their accounts electronically online, both domestically and internationally.

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
Corporate Other includes management of the Company’s investment securities portfolio, long-term debt, end user derivative instruments, short-term liquidity and funding activities, balance sheet risk management, and most real estate assets. Additionally, Corporate Other includes the Company's functional activities such as marketing, SunTrust online, human resources, finance, ER, legal and compliance, communications, procurement, enterprise information services, corporate real estate, and executive management.
Because business segment results are presented based on management accounting practices, the transition to the consolidated results prepared under U.S. GAAP creates certain differences, which are reflected in Reconciling Items. Business segment reporting conventions are described below:

•
Net interest income-FTE – is reconciled from net interest income and is grossed-up on an FTE basis to make income from tax-exempt assets comparable to other taxable products. Segment results reflect matched maturity funds transfer pricing, which ascribes credits or charges based on the economic value or cost created by assets and liabilities of each segment. Differences between these credits and charges are captured as reconciling items. The change in this variance is generally attributable to corporate balance sheet management strategies.

•	Provision/(benefit) for credit losses – represents net charge-offs by segment combined with an allocation to the segments for the provision/(benefit) attributable to each segment's quarterly change in the ALLL and unfunded commitments reserve balances.

•	Noninterest income – includes federal and state tax credits that are grossed-up on a pre-tax equivalent basis, related primarily to certain community development investments.

•
Provision for income taxes-FTE – is calculated using a blended income tax rate for each segment and includes reversals of the tax adjustments and credits described above. The difference between the calculated provision for income taxes at the segment level and the consolidated provision for income taxes is reported as reconciling items.

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
Beginning in the second quarter of 2017, the Company will make certain adjustments to its internal funds transfer pricing methodology, and prior period results will be reclassified to conform to the new business segment structure.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended March 31, 2017
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$44,074	$72,451	$27,078	$67	$—	$143,670
Average consumer and commercial deposits	98,871	57,393	2,543	117	(50)	158,874
Average total assets	49,794	85,864	31,475	34,005	3,114	204,252
Average total liabilities	99,478	63,108	2,861	15,158	(24)	180,581
Average total equity	—	—	—	—	23,671	23,671
Statements of Income:
Net interest income	$766	$543	$113	$11	($67)	$1,366
FTE adjustment	—	34	—	1	(1)	34
Net interest income-FTE [1]	766	577	113	12	(68)	1,400
Provision for credit losses [2]	88	31	—	—	—	119
Net interest income after provision for credit losses-FTE	678	546	113	12	(68)	1,281
Total noninterest income	350	403	115	23	(44)	847
Total noninterest expense	797	482	184	6	(4)	1,465
Income before provision for income taxes-FTE	231	467	44	29	(108)	663
Provision for income taxes-FTE [3]	85	174	15	(16)	(65)	193
Net income including income attributable to noncontrolling interest	146	293	29	45	(43)	470
Net income attributable to noncontrolling interest	—	—	—	2	—	2
Net income	$146	$293	$29	$43	($43)	$468
1 Presented on a matched maturity funds transfer price basis for the segments.
2 Provision for credit losses represents net charge-offs by segment combined with an allocation to the segments for the provision attributable to quarterly changes in the ALLL and unfunded commitment reserve balances.
3 Includes regular provision for income taxes as well as FTE income and tax credit adjustment reversals.

	Three Months Ended March 31, 2016
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$41,589	$70,773	$25,946	$64	$—	$138,372
Average consumer and commercial deposits	93,238	53,620	2,311	107	(47)	149,229
Average total assets	47,285	84,363	29,203	30,560	1,603	193,014
Average total liabilities	93,853	59,496	2,686	13,201	(19)	169,217
Average total equity	—	—	—	—	23,797	23,797
Statements of Income:
Net interest income	$719	$495	$120	$31	($83)	$1,282
FTE adjustment	—	35	—	1	—	36
Net interest income-FTE [1]	719	530	120	32	(83)	1,318
Provision/(benefit) for credit losses [2]	29	82	(10)	—	—	101
Net interest income after provision/(benefit) for credit losses-FTE	690	448	130	32	(83)	1,217
Total noninterest income	356	313	126	20	(34)	781
Total noninterest expense	741	411	174	(4)	(4)	1,318
Income before provision for income taxes-FTE	305	350	82	56	(113)	680
Provision for income taxes-FTE [3]	113	131	32	16	(61)	231
Net income including income attributable to noncontrolling interest	192	219	50	40	(52)	449
Net income attributable to noncontrolling interest	—	—	—	2	—	2
Net income	$192	$219	$50	$38	($52)	$447
1 Presented on a matched maturity funds transfer price basis for the segments.
2 Provision/(benefit) for credit losses represents net charge-offs by segment combined with an allocation to the segments for the provision/(benefit) attributable to quarterly changes in the ALLL and unfunded commitment reserve balances.
3 Includes regular provision for income taxes as well as FTE income and tax credit adjustment reversals.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 18 - ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME
Changes in the components of AOCI, net of tax, are presented in the following table:

(Dollars in millions)	Securities AFS	Derivative Instruments	Brokered Time Deposits	Long-Term Debt	Employee Benefit Plans	Total
Three Months Ended March 31, 2017
Balance, beginning of period	($62)	($157)	($1)	($7)	($594)	($821)
Net unrealized gains/(losses) arising during the period	2	(16)	—	(1)	—	(15)
Amounts reclassified to net income	—	(26)	—	—	(5)	(31)
Other comprehensive income/(loss), net of tax	2	(42)	—	(1)	(5)	(46)
Balance, end of period	($60)	($199)	($1)	($8)	($599)	($867)

Three Months Ended March 31, 2016
Balance, beginning of period	$135	$87	$—	$—	($682)	($460)
Cumulative credit risk adjustment [1]	—	—	—	(5)	—	(5)
Net unrealized gains/(losses) arising during the period	279	192	—	(2)	—	469
Amounts reclassified to net income	—	(42)	—	—	59	17
Other comprehensive income/(loss), net of tax	279	150	—	(2)	59	486
Balance, end of period	$414	$237	$—	($7)	($623)	$21
1 Related to the Company's early adoption of the ASU 2016-01 provision related to changes in instrument-specific credit risk. See Note 1, "Significant Accounting Policies," for additional information.

Reclassifications from AOCI, and the related tax effects, are presented in the following table:

(Dollars in millions)	Three Months Ended March 31		Impacted Line Item in the Consolidated Statements of Income
Details About AOCI Components	2017	2016
Derivative Instruments:
Realized gains on cash flow hedges	($41)	($67)	Interest and fees on loans
Tax effect	15	25	Provision for income taxes
	(26)	(42)
Employee Benefit Plans:
Amortization of prior service credit	(1)	(1)	Employee benefits
Amortization of actuarial loss	6	6	Employee benefits
Adjustment to funded status of employee benefit obligation	(11)	89	Other assets/other liabilities
	(6)	94
Tax effect	1	(35)	Provision for income taxes
	(5)	59

Total reclassifications from AOCI to net income	($31)	$17

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Important Cautionary Statement About Forward-Looking Statements
This report contains forward-looking statements. Statements regarding: (i) future levels of net interest margin, expenses, the efficiency ratio, the provision for loan losses, the net charge-off ratio, and share repurchases; (ii) efficiency goals; (iii) the asset sensitivity of our balance sheet in future periods; and (iv) future changes in the size and composition of the securities AFS portfolio, are forward-looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “strategies,” “goals,” “initiatives,” “opportunity,” “potentially,” “probably,” “projects,” “outlook,” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Such statements are based upon the current beliefs and expectations of management and on information currently available to management. They speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.
Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Part I, Item 1A., "Risk Factors" in our 2016 Annual Report on Form 10-K and also include risks discussed in this report and in other periodic reports that we file with the SEC. Additional factors include: current and future legislation and regulation could require us to change our business practices, reduce revenue, impose additional costs, or otherwise adversely affect business operations or competitiveness; we are subject to stringent capital adequacy and liquidity requirements and our failure to meet these would adversely affect our financial condition; the monetary and fiscal policies of the federal government and its agencies could have a material adverse effect on our earnings; our financial results have been, and may continue to be, materially affected by general economic conditions, and a deterioration of economic conditions or of the financial markets may materially adversely affect our lending and other businesses and our financial results and condition; changes in market interest rates or capital markets could adversely affect our revenue and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity; our earnings may be affected by volatility in mortgage production and servicing revenues, and by changes in carrying values of our servicing assets and mortgages held for sale due to changes in interest rates; disruptions in our ability to access global capital markets may adversely affect our capital resources and liquidity; we are subject to credit risk; we may have more credit risk and higher credit losses to the extent that our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral; we rely on the mortgage secondary market and GSEs for some of our liquidity; loss of customer deposits could increase our funding costs; any reduction in our credit rating could increase the cost of our funding from the capital markets; we are subject to litigation, and our expenses related to this litigation may adversely affect our results; we may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations; we are subject to certain risks related to originating and selling mortgages, and may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, or borrower fraud, and this could harm our liquidity, results of operations, and financial condition; we face risks as a servicer of loans; we are subject to risks related to delays in the foreclosure process; consumers and small businesses may decide not to use banks to complete their financial transactions, which could affect net income; we have businesses other than banking which subject us to a variety of risks; negative public opinion could damage our reputation and adversely impact business and revenues; we may face more intense scrutiny of our sales, training, and incentive compensation practices; we rely on other companies to provide key components of our business infrastructure; competition in the financial services industry is intense and we could lose business or suffer margin declines as a result; we continually encounter technological change and must effectively develop and implement new technology; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we depend on the expertise of key personnel, and if these individuals leave or change their roles without effective replacements, operations may suffer; we may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategies; our framework for managing risks may not be effective in mitigating risk and loss to us; our controls and procedures may not prevent or detect all errors or acts of fraud; we are at risk of increased losses from fraud; a failure in, or breach of, our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses; the soundness of other financial institutions could adversely affect us; we depend on the accuracy and completeness of information about clients and counterparties; our accounting policies and processes are critical to how we report our financial condition and results of operation, and they require management to make estimates about matters that are uncertain; depressed market values for our stock and adverse economic conditions sustained over a period of time may require us to write down some portion of our goodwill; our financial instruments measured at fair value expose us to certain market risks; our stock price can be volatile; we might not pay dividends on our stock; our ability to receive dividends from our subsidiaries or other investments could affect our liquidity and ability to pay dividends; and certain banking laws and certain provisions of our articles of incorporation may have an anti-takeover effect.

INTRODUCTION
We are a leading provider of financial services with our headquarters located in Atlanta, Georgia. Our principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers, businesses, corporations, and institutions, both through its branches (located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia) and through other national delivery channels. During the first quarter of 2017, we operated three business segments: Consumer Banking and Private Wealth Management, Wholesale Banking, and Mortgage Banking, with our functional activities included in Corporate Other. See Note 17, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q for a description of our business segments. Beginning in the second quarter of 2017, we will realign our business segment structure from three segments to two segments based on, among other things, the manner in which financial information is evaluated by management and in conjunction with organizational changes made throughout the Company that were announced during the first quarter of 2017. Specifically, we plan to retain the current composition of our Wholesale Banking segment and change the basis of presentation of the Consumer Banking and Private Wealth Management segment and Mortgage Banking segment such that those segments will be combined into a single Consumer segment. In addition to deposit, credit, and trust and investment services offered by the Bank, our other subsidiaries provide capital markets, mortgage banking, securities brokerage, online consumer lending, and asset and wealth management services.
This MD&A is intended to assist readers in their analysis of the accompanying Consolidated Financial Statements and supplemental financial information. It should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q, as well as other information contained in this document and in our 2016 Annual Report on Form 10-K. When we refer to “SunTrust,” “the Company,” “we,” “our,” and “us” in this narrative, we mean SunTrust Banks, Inc. and its consolidated subsidiaries.
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

GAAP metrics to assist investors in understanding management’s view of particular financial measures, as well as to align presentation of these financial measures with peers in the industry who may also provide a similar presentation. Reconcilements for all non-U.S. GAAP measures are provided in Table 20.

EXECUTIVE OVERVIEW
Financial Performance
We delivered strong year-over-year revenue growth, resulting from the consistent execution of our strategic investments and diverse business model, as well as the improving interest rate environment. Total revenue for the first quarter of 2017 increased 7% compared to the first quarter of 2016, driven by increases in both net interest income and noninterest income.
Net interest income for the first quarter of 2017 increased 6% compared to the first quarter of 2016, due to growth in average earning assets and net interest margin expansion. Noninterest income increased 8% year-over-year, driven largely by record investment banking income, which increased 70% compared to the first quarter of 2016. This increase was driven by broad-based growth across most product categories, with particularly strong performance in syndicated finance and mergers and acquisitions advisory, both of which had record quarters.
Our net interest margin increased five basis points compared to the first quarter of 2016, driven primarily by a 12 basis point increase in average earning asset yields as a result of the increase in benchmark interest rates and the steeper yield curve, as well as favorable mix shift in our LHFI portfolio. Average earning assets increased 5% compared to the first quarter of 2016, driven primarily by a 4% increase in average LHFI and a 13% increase in average securities AFS. Looking forward to the second quarter, we expect the net interest margin to increase by an additional one to two basis points. We will continue to manage to a moderately asset sensitive balance sheet while being cognizant of opportunities to add duration if the yield curve steepens. See additional discussion related to revenue, noninterest income, and net interest income and margin in the "Noninterest Income" and "Net Interest Income/Margin" sections of this MD&A. Also in this MD&A, see Table 12, "Net Interest Income Asset Sensitivity," for an analysis of potential changes in net interest income due to instantaneous moves in benchmark interest rates.
Noninterest expense increased 11% compared to the first quarter of 2016. The increase was driven by higher costs associated with improved business and stock price performance, ongoing investments in talent and technology, higher FDIC premiums, net occupancy costs, and costs associated with ongoing efficiency initiatives. The meaningful investments we have made in technology, such as modernizing our infrastructure and delivering differentiated experiences that embody our purpose, have positioned us for growth and future efficiencies. For the remainder of 2017, we expect our expense base to decline relative to the first quarter as a result of lower costs for employee benefits and ongoing efficiency initiatives. See additional discussion related to noninterest expense in the "Noninterest Expense" section of this MD&A.

During the first quarter of 2017, our efficiency ratio and tangible efficiency ratio both increased to 65.2% and 64.6%, compared to 62.8% and 62.3% for the same period in 2016, respectively. We remain focused on executing our ongoing efficiency initiatives. When combined with the positive revenue momentum we have achieved, these initiatives give us confidence to achieve our tangible efficiency ratio goals of between 61% and 62% for 2017, and below 60% by 2019, provided that the economy and interest rate environment improve generally as expected. See Table 20, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding, and a reconciliation of, our tangible efficiency ratio.
Overall asset quality improved further during the first quarter of 2017, evidenced by a six basis point decline in the net charge-off ratio, a four basis point decline in the NPL ratio, and stable and low delinquency levels compared to the prior quarter. Consistent with our prior guidance, the ALLL to period-end LHFI ratio remained relatively stable compared to December 31, 2016, which resulted in a provision for loan losses that approximated net charge-offs. Going forward, assuming no significant changes in the macroeconomic environment, we continue to expect our overall net charge-off ratio to remain between 30 and 40 basis points for the full year 2017. We also expect our provision for loan losses to approximate net charge-offs, with some quarterly variability. See additional discussion of our credit and asset quality, in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A.
Average total LHFI increased 4% compared to the first quarter of 2016, driven by growth across all consumer loan portfolios as well as growth in C&I, commercial construction, and nonguaranteed residential mortgages. These increases were partially offset by declines in residential home equity products and CRE loans as paydowns exceeded new originations and draws. Our consumer lending initiatives continue to produce solid loan growth through each of our major channels, while also improving our return profile. We believe we are well positioned to meet our clients' needs, given the investments we have made in our businesses combined with the above-average growth profile of our Southeast and Mid-Atlantic footprint. See additional loan discussion in the “Loans,” “Nonperforming Assets,” and "Net Interest Income/Margin" sections of this MD&A.
Average consumer and commercial deposits increased 6% compared to the first quarter of 2016, driven by broad-based growth across most of our products and business segments. Our successful deposit growth strategy reflects our overall commitment to meeting more clients’ deposit and payment needs and our investments in technology platforms. Rates paid on our deposits increased six basis points compared to the first quarter of 2016, driven by the increase in benchmark interest rates. We remain focused on maintaining our deposit growth momentum with a consistent focus on maximizing the value proposition for our clients, other than rates paid. See additional discussion regarding average deposits in the "Net Interest Income/Margin" section of this MD&A.

Capital
Our regulatory capital ratios increased during the first quarter of 2017, with a CET1 ratio of 9.69% at March 31, 2017, driven primarily by growth in retained earnings and a decline in RWA. Additionally, our CET1 ratio, on a fully phased-in basis, was estimated to be 9.54% at March 31, 2017, which is well above the current regulatory requirement. Our book value and tangible book value per common share both increased slightly compared to December 31, 2016 and March 31, 2016, due primarily to growth in retained earnings. See additional details related to our capital in Note 13, "Capital," to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K. Also see Table 20, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding, and reconciliations of, tangible book value per common share and our fully phased-in CET1 ratio.
During the first quarter of 2017, we repurchased $414 million of our outstanding common stock, which included $240 million under our 2016 capital plan and an incremental $174 million pursuant to the 1% of Tier 1 capital de minimis exception allowed under the applicable 2016 Capital Plan Rule. We expect to repurchase an additional $240 million of outstanding common stock during the second quarter of 2017, which would complete our authorized common equity repurchases as approved by the Board in conjunction with the 2016 capital plan. We recently submitted our 2017 capital plan to the Federal Reserve for review in conjunction with the 2017 CCAR, and we anticipate receiving feedback in June 2017 regarding this submission. Our strong capital position should enable us to continue to increase payouts to our shareholders. See additional details related to our capital actions and share repurchases in the “Capital Resources” section of this MD&A and in Part II, Item 2 of this Form 10-Q.
Business Segments Highlights
Consumer Banking and Private Wealth Management
Consumer Banking and Private Wealth Management net income decreased $46 million compared to the first quarter of 2016, driven primarily by a higher provision for credit losses and elevated noninterest expense. Solid revenue momentum was largely driven by net interest income, which was up 7% compared to the first quarter of 2016, resulting from strong loan and deposit growth and further balance sheet optimization. The consumer loan portfolio, excluding home equity products, was up 15% compared to the prior year quarter. Strong deposit growth continues to be a key contributor to our revenue momentum, with average balances up 6% compared to the prior year quarter. As we grew deposits, we also reduced the size of our branch network by 6% compared to the first quarter of 2016. Noninterest income declined 2% compared to the same period in 2016, due primarily to the posting order changes implemented in the fourth quarter of 2016. Noninterest expense increased 8% compared to the prior year quarter, largely due to the ongoing investments we have made in our digital and consumer lending capabilities, higher FDIC and net occupancy costs, and increased costs related to branch closures. Overall, meaningful deposit growth, better momentum in private wealth management, investments in an improved client experience, and a more effective branch network are expected to further strengthen Consumer Banking and Private Wealth Management.

Wholesale Banking
Wholesale Banking had record revenue for the quarter due to strong capital markets conditions and our continued strategic momentum. Total revenues were up 16% compared to the first quarter of 2016, primarily due to record performance in investment banking. Growth in investment banking was broad-based across most products and client segments as we expand and deepen client relationships and meet the capital markets needs of all Wholesale Banking clients. Specifically, growth was driven by mergers and acquisitions advisory, which has been a key area of investment for us, and syndicated finance, which had a record quarter driven by strong market conditions and continued expansion of our product capabilities into our commercial and CRE client segments. Net interest income was also a key contributor to our strong revenue growth, up 9% compared to the first quarter of 2016 as a result of improved loan yields and continued deposit growth. Noninterest expense was up 17% compared to the prior year quarter due to higher compensation costs related to higher revenue and stock price performance, ongoing investments in technology, and the acquisition of Pillar. Pillar’s financial contribution in the first quarter of 2017 was consistent with our expectations, with $20 million of revenue, an efficiency ratio between 80% and 85%, and an ROA that was accretive to the overall Company. Overall, our value proposition continues to resonate with our clients and momentum across Wholesale Banking remains strong.

Mortgage Banking
Net income was down $21 million compared to the first quarter of 2016 as a result of lower revenue and a larger reduction in the ALLL in the prior year due to an abatement in credit quality improvement in the current year. Total revenue decreased 7% compared to the first quarter of 2016, driven by declines in mortgage production and mortgage servicing related income as well as a decrease in net interest income. The anticipated decline in mortgage production related income was due to lower refinance activity; however, purchase activity improved. Additionally, mortgage application volume decreased 16% while closed loan volume increased 11% compared to the first quarter of 2016. Mortgage servicing related income decreased slightly compared to the prior year quarter driven by lower net hedge performance and higher servicing asset decay, substantially offset by higher servicing fees as a result of a larger servicing portfolio. The UPB of mortgage loans in the servicing portfolio was $164.5 billion at March 31, 2017, compared to $148.9 billion at March 31, 2016.
Additional information related to our business segments can be found in Note 17, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q, and further discussion of our business segment results for the first quarter of 2017 and 2016 can be found in the "Business Segment Results" section of this MD&A.

Consolidated Daily Average Balances, Income/Expense, and Average Yields Earned/Rates Paid							Table 1
	Three Months Ended
	March 31, 2017			March 31, 2016			Increase/(Decrease)
(Dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
ASSETS
LHFI: [1]
C&I	$69,076	$554	3.25%	$68,058	$529	3.13%	$1,018	0.12
CRE	5,038	39	3.18	6,066	44	2.91	(1,028)	0.27
Commercial construction	4,076	34	3.39	2,232	18	3.28	1,844	0.11
Residential mortgages - guaranteed	567	4	3.07	641	6	3.80	(74)	(0.73)
Residential mortgages - nonguaranteed	25,918	247	3.80	24,712	236	3.81	1,206	(0.01)
Residential home equity products	11,466	116	4.10	12,849	126	3.95	(1,383)	0.15
Residential construction	385	4	4.04	368	4	4.42	17	(0.38)
Consumer student - guaranteed	6,278	65	4.20	5,092	50	3.98	1,186	0.22
Consumer other direct	7,819	97	5.02	6,239	70	4.48	1,580	0.54
Consumer indirect	10,847	92	3.43	10,279	87	3.39	568	0.04
Consumer credit cards	1,369	33	9.79	1,077	28	10.31	292	(0.52)
Nonaccrual [2]	831	4	2.03	759	5	2.72	72	(0.69)
Total LHFI	143,670	1,289	3.64	138,372	1,203	3.50	5,298	0.14
Securities AFS:
Taxable	30,590	185	2.42	27,164	162	2.39	3,426	0.03
Tax-exempt	286	2	3.04	151	1	3.64	135	(0.60)
Total securities AFS	30,876	187	2.42	27,315	163	2.39	3,561	0.03
Fed funds sold and securities borrowed or purchased under agreements to resell	1,236	1	0.33	1,234	—	0.18	2	0.15
LHFS	2,611	24	3.71	1,816	19	4.15	795	(0.44)
Interest-bearing deposits in other banks	25	—	0.64	23	—	0.47	2	0.17
Interest earning trading assets	5,188	27	2.09	5,429	26	1.86	(241)	0.23
Total earning assets	183,606	1,528	3.38	174,189	1,411	3.26	9,417	0.12
ALLL	(1,700)			(1,750)			50
Cash and due from banks	5,556			4,015			1,541
Other assets	15,952			14,639			1,313
Noninterest earning trading assets and derivative instruments	888			1,387			(499)
Unrealized (losses)/gains on securities available for sale, net	(50)			534			(584)
Total assets	$204,252			$193,014			$11,238
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
NOW accounts	$44,745	$23	0.21%	$37,994	$10	0.10%	$6,751	0.11
Money market accounts	54,902	34	0.25	53,063	24	0.18	1,839	0.07
Savings	6,415	—	0.02	6,179	—	0.03	236	(0.01)
Consumer time	5,487	9	0.69	6,104	12	0.79	(617)	(0.10)
Other time	4,232	10	0.97	3,813	10	1.04	419	(0.07)
Total interest-bearing consumer and commercial deposits	115,781	76	0.27	107,153	56	0.21	8,628	0.06
Brokered time deposits	917	3	1.28	898	3	1.37	19	(0.09)
Foreign deposits	678	1	0.66	4	—	0.33	674	0.33
Total interest-bearing deposits	117,376	80	0.28	108,055	59	0.22	9,321	0.06
Funds purchased	872	1	0.65	1,399	1	0.35	(527)	0.30
Securities sold under agreements to repurchase	1,715	3	0.61	1,819	2	0.40	(104)	0.21
Interest-bearing trading liabilities	1,002	6	2.61	1,017	6	2.56	(15)	0.05
Other short-term borrowings	1,753	2	0.49	2,351	2	0.32	(598)	0.17
Long-term debt	11,563	70	2.45	8,637	59	2.73	2,926	(0.28)
Total interest-bearing liabilities	134,281	162	0.49	123,278	129	0.42	11,003	0.07
Noninterest-bearing deposits	43,093			42,076			1,017
Other liabilities	2,860			3,321			(461)
Noninterest-bearing trading liabilities and derivative instruments	347			542			(195)
Shareholders’ equity	23,671			23,797			(126)
Total liabilities and shareholders’ equity	$204,252			$193,014			$11,238
Interest rate spread			2.89%			2.84%		0.05
Net interest income [3]		$1,366			$1,282
Net interest income-FTE [3,4]		$1,400			$1,318
Net interest margin [5]			3.02%			2.96%		0.06
Net interest margin-FTE [4,5]			3.09			3.04		0.05
1 Interest income includes loan fees of $45 million and $43 million for the three months ended March 31, 2017 and 2016, respectively.
2 Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
3 Derivative instruments employed to manage our interest rate sensitivity increased net interest income by $46 million and $72 million for the three months ended March 31, 2017 and 2016, respectively.
4 See Table 20, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information and reconciliations of non-U.S. GAAP performance measures. Approximately 95% of the total FTE adjustment for both the three months ended March 31, 2017 and 2016 was attributed to C&I loans.
5 Net interest margin is calculated by dividing annualized net interest income by average total earning assets.

NET INTEREST INCOME/MARGIN (FTE)
Net interest income was $1.4 billion in the first quarter of 2017, an increase of $82 million, or 6%, compared to the first quarter of 2016. Net interest margin for the first quarter of 2017 increased five basis points, to 3.09%, compared to the first quarter of 2016. The five basis point increase was driven primarily by higher earning asset yields driven by the increase in benchmark interest rates and the steeper yield curve. Specifically, average earning asset yields increased 12 basis points, reflecting a positive mix shift in the loan portfolio that resulted in a 14 basis point increase in LHFI yields, with notable increases in yield on average commercial loans, guaranteed student loans, and consumer direct loans. The increase was partially offset by a seven basis point increase in interest-bearing liability yields.
Average earning assets increased $9.4 billion, or 5%, during the first quarter of 2017, compared to the first quarter of 2016, driven primarily by a $5.3 billion, or 4%, increase in average LHFI and a $3.6 billion, or 13%, increase in average securities AFS. The increase in average LHFI was due largely to growth in C&I, commercial construction, nonguaranteed residential mortgages, guaranteed student loans, and consumer direct loans. These increases were partially offset by declines in CRE and residential home equity products as paydowns exceeded new originations and draws. See the "Loans" section in this MD&A for additional discussion regarding loan activity.
We utilize interest rate swaps to manage interest rate risk. These instruments are primarily receive-fixed, pay-variable swaps that synthetically convert a portion of our commercial loan portfolio from floating rates, based on LIBOR, to fixed rates. At March 31, 2017, the outstanding notional balance of active swaps that qualified as cash flow hedges on variable rate commercial loans was $15.0 billion, compared to active swaps of $16.7 billion at December 31, 2016.
In addition to the income recognized from active swaps, we recognize interest income from terminated or de-designated swaps that were previously designated as cash flow hedges on variable rate commercial loans. Interest income from our commercial loan swaps decreased to $41 million during the first quarter of 2017, compared to $67 million during the first quarter of 2016 due primarily to an increase in LIBOR. As we manage our interest rate risk we may continue to purchase additional and/or terminate existing interest rate swaps.
Remaining swaps on commercial loans have maturities through 2022 and have an average maturity of 4.2 years at March 31, 2017. The weighted average rate on the receive-fixed rate leg of the commercial loan swap portfolio was 1.35%, and the weighted average rate on the pay-variable leg was 0.98%, at March 31, 2017.

Average interest-bearing liabilities increased $11.0 billion, or 9%, compared to the first quarter of 2016, due primarily to growth in NOW and money market account balances as well as an increase in long-term debt. The increase in average interest-bearing liabilities was partially offset by declines in funds purchased, consumer time deposits, and other short-term borrowings. Average interest-bearing consumer and commercial deposits increased $8.6 billion, or 8%, compared to the first quarter of 2016, driven primarily by continued success in deepening client relationships. Average other short-term borrowings decreased $598 million, or 25%, due to a reduction in average short-term FHLB advances in 2017. Average long-term debt increased $2.9 billion, or 34%, compared to the first quarter of 2016, due primarily to an increase in long-term FHLB advances and the issuances of $1.0 billion of 3-year fixed rate senior notes and $300 million of 3-year floating rate senior notes under our Global Bank Note program during the first quarter of 2017. See the "Borrowings" section in this MD&A for additional information regarding other short-term borrowings and long-term debt.
Rates paid on average interest-bearing liabilities increased seven basis points during the first quarter of 2017, compared to the first quarter of 2016, driven largely by increased rates on NOW accounts, money market accounts, funds purchased, securities sold under agreements to repurchase, and other short-term borrowings. These increases were offset partially by declines in rates paid on long-term debt and brokered time deposits. Compared to the first quarter of 2016, the average rate paid on interest-bearing deposits increased six basis points.
Looking forward to the second quarter, we expect the net interest margin to increase by one to two basis points. We will continue to manage to a moderately asset sensitive balance sheet while being cognizant of opportunities to add duration if the yield curve steepens. See Table 12, "Net Interest Income Asset Sensitivity," in this MD&A for an analysis of potential changes in net interest income due to instantaneous moves in benchmark interest rates.
Foregone Interest
Foregone interest income from NPLs reduced net interest margin by two basis points and one basis point for the three months ended March 31, 2017 and 2016, respectively. See additional discussion of our expectations of future credit quality in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A. In addition, Table 1 of this MD&A contains more detailed information concerning average balances, yields earned, and rates paid.

NONINTEREST INCOME
			Table 2
	Three Months Ended March 31
(Dollars in millions)	2017	2016	% Change
Investment banking income	$167	$98	70%
Trading income	51	55	(7)
Service charges on deposit accounts	148	153	(3)
Other charges and fees	95	93	2
Card fees	82	78	5
Trust and investment management income	75	75	—
Retail investment services	68	69	(1)
Mortgage servicing related income	58	62	(6)
Mortgage production related income	53	60	(12)
Commercial real estate related income [1]	20	17	18
Other noninterest income [1]	30	21	43
Total noninterest income	$847	$781	8%
1 Beginning January 1, 2017, we began presenting income related to our Pillar, STCC, and Structured Real Estate businesses as a separate line item on the Consolidated Statements of Income titled Commercial real estate related income. For periods prior to January 1, 2017, these amounts were previously presented in Other noninterest income and have been reclassified to Commercial real estate related income for comparability.

Noninterest income increased $66 million, or 8%, compared to the first quarter of 2016, driven largely by record investment banking income, offset partially by lower mortgage-related income.
Investment banking income increased $69 million, or 70%, compared to the first quarter of 2016. The increase was driven by broad-based growth across most product categories, with particularly strong performance in syndicated finance and mergers and acquisitions advisory, both of which had record quarters.
Trading income decreased $4 million, or 7%, compared to the first quarter of 2016. The decrease was driven largely by lower client-related interest rate hedging activity.
Client transaction-related-fees, which include service charges on deposit accounts, other charges and fees, and card fees, were relatively stable compared to the first quarter of 2016.
Mortgage servicing related income decreased $4 million, or 6%, compared to the first quarter of 2016. The decrease was driven primarily by lower net hedge performance and higher servicing asset decay, substantially offset by higher servicing fees. The UPB of mortgage loans in the servicing portfolio was $164.5 billion at March 31, 2017, compared to $148.9 billion at March 31, 2016.
Mortgage production related income decreased $7 million, or 12%, compared to the first quarter of 2016. The decrease was due to lower origination fees, offset partially by slightly higher gain on sale margins. Mortgage application volume decreased 16% while closed loan volume increased 11% compared to the first quarter of 2016.
Commercial real estate related income increased $3 million, or 18%, compared to the first quarter of 2016. The increase was due primarily to income from Pillar, which we acquired in December 2016, offset primarily by higher structured real estate revenue in the first quarter of 2016.
Other noninterest income increased $9 million, or 43%, compared to the first quarter of 2016. The increase was due primarily to gains on the sale of affordable housing investments recognized in the first quarter of 2017 as well as the impact of certain asset impairment charges recognized during the first quarter of 2016.

NONINTEREST EXPENSE
			Table 3
	Three Months Ended March 31
(Dollars in millions)	2017	2016	% Change
Employee compensation	$717	$639	12%
Employee benefits	135	135	—
Total personnel expenses	852	774	10
Outside processing and software	205	198	4
Net occupancy expense	92	85	8
Regulatory assessments	48	36	33
Marketing and customer development	42	44	(5)
Equipment expense	39	40	(3)
Operating losses	32	24	33
Amortization	13	10	30
Other noninterest expense	142	107	33
Total noninterest expense	$1,465	$1,318	11%

Noninterest expense increased $147 million, or 11%, compared to the first quarter of 2016, driven by higher costs associated with improved business and stock price performance, ongoing investments in talent and technology, higher FDIC premiums, higher net occupancy costs, and higher costs associated with ongoing efficiency initiatives.
Personnel expenses increased $78 million, or 10%, compared to the first quarter of 2016. The increase was due primarily to higher compensation costs associated with improved business and stock price performance, continued investments in talent and technology, and the incremental compensation costs associated with the Pillar acquisition.
Outside processing and software expense increased $7 million, or 4%, compared to the first quarter of 2016. The increase was driven primarily by higher utilization of third-party services as a result of increased business activity.
Net occupancy expense increased $7 million, or 8%, compared to the first quarter of 2016. The increase compared to the first quarter of 2016 was due primarily to a reduction in amortized gains from prior sale leaseback transactions.
Regulatory assessments expense increased $12 million, or 33%, compared to the first quarter of 2016. The increase was driven by the FDIC surcharge on large banks, which became effective during the third quarter of 2016, and a larger assessment base attributable to balance sheet growth.
Marketing and customer development expense decreased $2 million, or 5%, compared to the first quarter of 2016. The decrease was driven by normal quarterly variability in advertising and client development costs.
Operating losses increased $8 million, or 33%, compared to the first quarter of 2016. The increase was due primarily to higher legal accruals recognized during the current quarter.
Amortization expense increased $3 million, or 30%, compared to the first quarter of 2016. The increase was driven by increased investments in certain low-income community development projects, which also resulted in a similar increase in tax credits. See Note 9, "Certain Transfers of Financial Assets and Variable Interest Entities," for additional information regarding our community development investments.
Other noninterest expense increased $35 million, or 33%, compared to the first quarter of 2016. The increase was driven primarily by higher legal and consulting fees and higher branch closure and severance costs incurred in the current quarter.
For the remainder of 2017, we expect our expense base to decline relative to the first quarter as a result of lower employee benefits costs and ongoing efficiency initiatives.

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
The composition of our loan portfolio is presented in Table 4:

Loan Portfolio by Types of Loans		Table 4
(Dollars in millions)	March 31, 2017	December 31, 2016
Commercial loans:
C&I	$68,971	$69,213
CRE	5,067	4,996
Commercial construction	4,215	4,015
Total commercial loans	78,253	78,224
Residential loans:
Residential mortgages - guaranteed	549	537
Residential mortgages - nonguaranteed [1]	26,110	26,137
Residential home equity products	11,511	11,912
Residential construction	380	404
Total residential loans	38,550	38,990
Consumer loans:
Guaranteed student	6,396	6,167
Other direct	7,904	7,771
Indirect	11,067	10,736
Credit cards	1,359	1,410
Total consumer loans	26,726	26,084
LHFI	$143,529	$143,298
LHFS [2]	$2,109	$4,169
1 Includes $221 million and $222 million of LHFI measured at fair value at March 31, 2017 and December 31, 2016, respectively.
2 Includes $1.8 billion and $3.5 billion of LHFS measured at fair value at March 31, 2017 and December 31, 2016, respectively.

Table 5 presents our LHFI portfolio by geography (based on the U.S. Census Bureau's classifications of U.S. regions):

								Table 5
	March 31, 2017
	Commercial		Residential		Consumer		Total LHFI
(Dollars in millions)	Balance	% of Total Commercial	Balance	% of Total Residential	Balance	% of Total Consumer	Balance	% of Total LHFI
South region:
Florida	$12,970	17%	$9,269	24%	$4,084	15%	$26,323	18%
Georgia	10,009	13	5,864	15	2,275	9	18,148	13
Virginia	6,841	9	5,852	15	1,619	6	14,312	10
Maryland	4,099	5	4,533	12	1,389	5	10,021	7
North Carolina	4,402	6	3,484	9	1,686	6	9,572	7
Tennessee	4,546	6	1,968	5	998	4	7,512	5
Texas	3,878	5	479	1	3,149	12	7,506	5
South Carolina	1,501	2	1,697	4	622	2	3,820	3
District of Columbia	1,328	2	884	2	101	—	2,313	2
Other Southern states	3,750	5	584	2	1,593	6	5,927	4
Total South region	53,324	68	34,614	90	17,516	66	105,454	73
Northeast region:
New York	5,074	6	124	—	954	4	6,152	4
Pennsylvania	1,633	2	107	—	1,020	4	2,760	2
New Jersey	1,399	2	132	—	522	2	2,053	1
Other Northeastern states	2,784	4	214	1	639	2	3,637	3
Total Northeast region	10,890	14	577	1	3,135	12	14,602	10
West region:
California	4,165	5	2,007	5	1,292	5	7,464	5
Other Western states	2,361	3	832	2	1,263	5	4,456	3
Total West region	6,526	8	2,839	7	2,555	10	11,920	8
Midwest region:
Illinois	1,802	2	211	1	592	2	2,605	2
Ohio	691	1	40	—	602	2	1,333	1
Other Midwestern states	3,132	4	269	1	2,256	8	5,657	4
Total Midwest region	5,625	7	520	1	3,450	13	9,595	7
Foreign loans	1,888	2	—	—	70	—	1,958	1
Total	$78,253	100%	$38,550	100%	$26,726	100%	$143,529	100%

	December 31, 2016
	Commercial		Residential		Consumer		Total LHFI
(Dollars in millions)	Balance	% of Total Commercial	Balance	% of Total Residential	Balance	% of Total Consumer	Balance	% of Total LHFI
South region:
Florida	$13,143	17%	$9,416	24%	$4,071	16%	$26,630	19%
Georgia	9,991	13	5,909	15	2,215	8	18,115	13
Virginia	6,727	9	5,924	15	1,614	6	14,265	10
Maryland	4,100	5	4,536	12	1,377	5	10,013	7
North Carolina	4,211	5	3,509	9	1,645	6	9,365	7
Tennessee	4,631	6	2,003	5	989	4	7,623	5
Texas	3,794	5	485	1	2,995	11	7,274	5
South Carolina	1,707	2	1,723	4	599	2	4,029	3
District of Columbia	1,330	2	874	2	102	—	2,306	2
Other Southern states	3,884	5	583	1	1,547	6	6,014	4
Total South region	53,518	68	34,962	90	17,154	66	105,634	74
Northeast region:
New York	4,906	6	127	—	917	4	5,950	4
Pennsylvania	1,534	2	108	—	981	4	2,623	2
New Jersey	1,353	2	133	—	504	2	1,990	1
Other Northeastern states	2,856	4	216	1	625	2	3,697	3
Total Northeast region	10,649	14	584	1	3,027	12	14,260	10
West region:
California	4,137	5	2,069	5	1,269	5	7,475	5
Other Western states	2,384	3	845	2	1,232	5	4,461	3
Total West region	6,521	8	2,914	7	2,501	10	11,936	8
Midwest region:
Illinois	1,614	2	213	1	559	2	2,386	2
Ohio	638	1	41	—	581	2	1,260	1
Other Midwestern states	3,157	4	276	1	2,193	8	5,626	4
Total Midwest region	5,409	7	530	1	3,333	13	9,272	6
Foreign loans	2,127	3	—	—	69	—	2,196	2
Total	$78,224	100%	$38,990	100%	$26,084	100%	$143,298	100%

Loans Held for Investment
LHFI totaled $143.5 billion at March 31, 2017, an increase of $231 million, from December 31, 2016, driven by growth in consumer loans and commercial construction loans, offset partially by decreases in residential home equity products and C&I loans.
Average LHFI during the first quarter of 2017 totaled $143.7 billion, up $1.1 billion, or 1%, compared to the prior quarter, driven largely by growth in consumer loans, C&I loans, and commercial construction loans, offset partially by decreases in residential home equity products, nonguaranteed residential mortgage loans, and CRE loans. See the "Net Interest Income/Margin" section of this MD&A for more information regarding average loan balances.
Commercial loans increased $29 million, during the first quarter of 2017 compared to December 31, 2016, due to a $200 million, or 5%, increase in commercial construction loans due to advances on existing loans and a $71 million, or 1%, increase in CRE loans. The increases in commercial construction loans and CRE loans were offset largely by a $242 million decrease in C&I loans driven primarily by payoffs and paydowns in CIB.
Residential loans decreased $440 million, compared to December 31, 2016, driven largely by a $401 million, or 3%, decrease in residential home equity products as paydowns exceeded new originations and draws during the first quarter of 2017.
At March 31, 2017, 40% of our residential home equity products were in a first lien position and 60% were in a junior lien position. For residential home equity products in a junior lien position, we own or service 31% of the loans that are senior to the home equity product. Approximately 13% of the home equity line portfolio is due to convert to amortizing term loans by the end of 2017 and an additional 15% enter the conversion phase over the following three years.
We perform credit management activities to limit our loss exposure on home equity accounts. These activities may result in the suspension of available credit and curtailment of available draws of most home equity junior lien accounts when the first lien position is delinquent, including when the junior lien is still current. We monitor the delinquency status of first mortgages serviced by other parties and actively monitor refreshed credit bureau scores of borrowers with junior liens, as these scores are highly sensitive to first lien mortgage delinquency. The loss severity on home equity junior lien accounts that default was approximately 71% and 74% at March 31, 2017 and December 31, 2016, respectively. The average borrower FICO score related to loans in our home equity portfolio was approximately 765 at both March 31, 2017 and December 31, 2016, and the average outstanding loan size was approximately $45,000 and $46,000 at March 31, 2017 and December 31, 2016, respectively.
Consumer loans increased $642 million, or 2%, during the first quarter of 2017, driven by growth across indirect loans, guaranteed student loans, and other direct loans. Specifically, indirect loans increased $331 million, or 3%, guaranteed student loans increased $229 million, or 4%, and other direct loans increased $133 million, or 2%.

Loans Held for Sale
LHFS decreased $2.1 billion during the first quarter of 2017, driven primarily by decreased mortgage production.
Asset Quality
Our asset quality was strong during the first quarter of 2017, driven by economic growth, improved residential housing markets, and significant progress in working through problem energy-related exposure. Our solid position reflects the proactive actions we have taken over the past several years to de-risk, diversify, and improve the quality of our loan portfolio.
NPAs decreased $61 million, or 7%, compared to December 31, 2016, driven primarily by the continued resolution of problem energy-related exposures. At March 31, 2017, the ratio of NPLs to period-end LHFI was 0.55%, a decrease of four basis points compared to December 31, 2016, due to the aforementioned decrease in energy-related NPLs.
Net charge-offs were $112 million during the first quarter of 2017, compared to $136 million during the prior quarter and

$85 million during the first quarter of 2016. The net charge-off ratio was 0.32% for the first quarter of 2017, compared to 0.38% for the prior quarter and 0.25% for the first quarter of 2016. The decrease compared to the prior quarter was driven by lower net charge-offs associated with energy, commercial construction, and residential mortgages. The increase compared to the prior year quarter was driven primarily by higher commercial net charge-offs.
Early stage delinquencies were 0.72% of total loans at both March 31, 2017 and December 31, 2016. Early stage delinquencies, excluding government-guaranteed loans, were 0.22% and 0.27% at March 31, 2017 and December 31, 2016, respectively.
Going forward, assuming no significant changes in the macroeconomic environment, we continue to expect our overall net charge-off ratio to remain between 30 and 40 basis points for the full year 2017. We also expect our provision for loan losses to approximate net charge-offs, with some quarterly variability.

ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the reserve for unfunded commitments. A rollforward of our allowance for credit losses and summarized credit loss experience is shown in Table 6. See Note 1, "Significant Accounting Policies," and the "Critical Accounting Policies"

MD&A section of our 2016 Annual Report on Form 10-K, as well as Note 7, "Allowance for Credit Losses," to the Consolidated Financial Statements in this Form 10-Q for further information regarding our ALLL accounting policy, determination, and allocation.

Summary of Credit Losses Experience			Table 6
	Three Months Ended March 31
(Dollars in millions)	2017	2016	% Change [4]
Allowance for Credit Losses
Balance - beginning of period	$1,776	$1,815	(2)%
Provision/(benefit) for unfunded commitments	2	(2)	NM
Provision/(benefit) for loan losses:
Commercial loans	46	98	(53)
Residential loans	5	(32)	NM
Consumer loans	66	37	78
Total provision for loan losses	117	103	14
Charge-offs:
Commercial loans	(63)	(32)	97
Residential loans	(29)	(41)	(29)
Consumer loans	(54)	(39)	38
Total charge-offs	(146)	(112)	30
Recoveries:
Commercial loans	13	10	30
Residential loans	9	6	50
Consumer loans	12	11	9
Total recoveries	34	27	26
Net charge-offs	(112)	(85)	32
Balance - end of period	$1,783	$1,831	(3)%
Components:
ALLL	$1,714	$1,770	(3)%
Unfunded commitments reserve [1]	69	61	13
Allowance for credit losses	$1,783	$1,831	(3)%
Average LHFI	$143,670	$138,372	4%
Period-end LHFI outstanding	143,529	139,746	3
Ratios:
ALLL to period-end LHFI [2]	1.20%	1.27%	(6)%
ALLL to NPLs [3]	2.18x	1.83x	19
ALLL to net charge-offs (annualized)	3.78x	5.20x	(27)
Net charge-offs to average LHFI (annualized)	0.32%	0.25%	28
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.
2 $221 million and $255 million of LHFI measured at fair value at March 31, 2017 and 2016, respectively, were excluded from period-end LHFI in the calculation, as no allowance is recorded for loans measured at fair value. We believe that this presentation more appropriately reflects the relationship between the ALLL and loans that attract an allowance.
3 $3 million and $5 million of NPLs measured at fair value at March 31, 2017 and 2016, respectively, were excluded from NPLs in the calculation, as no allowance is recorded for NPLs measured at fair value. We believe that this presentation more appropriately reflects the relationship between the ALLL and NPLs that attract an allowance.
4 "NM" - Not meaningful. Those changes over 100 percent were not considered to be meaningful.

Provision for Credit Losses
The total provision for credit losses includes the provision/(benefit) for loan losses and the provision/(benefit) for unfunded commitments. The provision for loan losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. For the first quarter of 2017, the total provision for loan losses increased $14 million compared to the same period in 2016, due primarily to moderately higher charge-off levels.
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

Allowance for Loan and Lease Losses

ALLL by Loan Segment		Table 7
(Dollars in millions)	March 31, 2017	December 31, 2016
ALLL:
Commercial loans	$1,120	$1,124
Residential loans	354	369
Consumer loans	240	216
Total	$1,714	$1,709
Segment ALLL as a % of total ALLL:
Commercial loans	65%	66%
Residential loans	21	21
Consumer loans	14	13
Total	100%	100%
Segment LHFI as a % of total LHFI:
Commercial loans	54%	55%
Residential loans	27	27
Consumer loans	19	18
Total	100%	100%

The ALLL increased $5 million from December 31, 2016, to $1.7 billion at March 31, 2017. The slight increase was due primarily to loan growth and higher reserves associated with consumer loans. The ALLL to period-end LHFI ratio (excluding loans measured at fair value) increased one basis point from December 31, 2016, to 1.20% at March 31, 2017. The ratio of the ALLL to total NPLs increased to 2.18x at March 31, 2017, compared to 2.03x at December 31, 2016, reflecting a decrease in NPLs driven by the continued resolution of problem energy-related exposures.

NONPERFORMING ASSETS

Table 8 presents our NPAs:

			Table 8
(Dollars in millions)	March 31, 2017	December 31, 2016	% Change [3]
Nonaccrual/NPLs:
Commercial loans:
C&I	$328	$390	(16)%
CRE	6	7	(14)
Commercial construction	18	17	6
Total commercial NPLs	352	414	(15)
Residential loans:
Residential mortgages - nonguaranteed	179	177	1
Residential home equity products	237	235	1
Residential construction	12	12	—
Total residential NPLs	428	424	1
Consumer loans:
Other direct	5	6	(17)
Indirect	4	1	NM
Total consumer NPLs	9	7	29
Total nonaccrual/NPLs [1]	$789	$845	(7)%
OREO [2]	$62	$60	3%
Other repossessed assets	7	14	(50)
Total NPAs	$858	$919	(7)%
Accruing LHFI past due 90 days or more	$1,227	$1,288	(5)%
Accruing LHFS past due 90 days or more	1	1	—
TDRs:
Accruing restructured loans	$2,545	$2,535	—%
Nonaccruing restructured loans [1]	329	306	8
Ratios:
NPLs to period-end LHFI	0.55%	0.59%	(7)%
NPAs to period-end LHFI, OREO, and other repossessed assets	0.60	0.64	(6)
1 Nonaccruing restructured loans are included in total nonaccrual/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or guaranteed by the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets in the Consolidated Balance Sheets until the property is conveyed and the funds are received. The receivable related to proceeds due from the FHA or the VA totaled $50 million at both March 31, 2017 and December 31, 2016.
3 "NM" - not meaningful. Those changes over 100 percent were not considered to be meaningful.

NPAs decreased $61 million, or 7%, during the first quarter of 2017, and our ratio of NPLs to period-end LHFI was 0.55% at March 31, 2017, down four basis points from December 31, 2016. The decreases were driven primarily by the continued resolution of problem energy-related exposures.
Problem loans or loans with potential weaknesses, such as nonaccrual loans, loans over 90 days past due and still accruing, and TDR loans, are disclosed in the NPA table above. Loans with known potential credit problems that may not otherwise be disclosed in this table include accruing criticized commercial loans, which are disclosed along with additional credit quality information in Note 6, “Loans,” to the Consolidated Financial Statements in this Form 10-Q. At March 31, 2017 and December 31, 2016, there were no known significant potential problem loans that are not otherwise disclosed.

Nonperforming Loans
NPLs at March 31, 2017 totaled $789 million, a decrease of $56 million, or 7%, from December 31, 2016. Commercial NPLs decreased $62 million, or 15%, driven by a $62 million decrease in C&I NPLs due to paydowns and sales of energy-related NPLs during the first quarter of 2017. See the "Critical Accounting Policies" section of our 2016 Annual Report on Form 10-K for additional information regarding our policy on loans classified as nonaccrual.
Residential NPLs increased $4 million, or 1%, from December 31, 2016, and consumer NPLs increased $2 million, or 29%, from December 31, 2016. Interest income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis. Interest income on commercial nonaccrual loans is not generally recognized until after the principal amount has been reduced to zero. We recognized $4 million and $5 million of interest income related to nonaccrual loans in the first quarter of 2017 and 2016, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $11 million and $10 million would have been recognized in the first quarter of 2017 and 2016, respectively.

Other Nonperforming Assets
OREO increased $2 million, or 3%, during the first quarter of 2017 to $62 million at March 31, 2017. Sales of OREO resulted in proceeds of $12 million and $19 million during the first quarter of 2017 and 2016, respectively, contributing to net gains of $2 million and $2 million, respectively, inclusive of valuation reserves.
Most of our OREO properties are located in Florida, Georgia, Maryland, and Virginia. Residential and commercial real estate properties comprised 84% and 13%, respectively, of the $62 million in total OREO at March 31, 2017, with the remainder related to land. Upon foreclosure, the values of these properties were reevaluated and, if necessary, written down to their then-current estimated fair value less estimated costs to sell. Any further decreases in property values could result in additional losses as they are periodically revalued. See the "Non-recurring Fair Value Measurements" section within Note 15, "Fair Value Election and Measurement," to the Consolidated Financial Statements in this Form 10-Q for additional information.
Gains and losses on the sale of OREO are recorded in other noninterest expense in the Consolidated Statements of Income. Sales of OREO and the related gains or losses are highly dependent on our disposition strategy and buyer opportunities. We are actively managing and disposing of these foreclosed assets to minimize future losses.
Accruing loans past due 90 days or more included LHFI and LHFS, and totaled $1.2 billion and $1.3 billion at March 31, 2017 and December 31, 2016, respectively. Of these, 97% were government-guaranteed at both March 31, 2017 and December 31, 2016. Accruing LHFI past due 90 days or more decreased $61 million, or 5%, during the first quarter of 2017, driven by a $60 million decrease in government-guaranteed student loans.
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
Nonaccruing loans that are modified and demonstrate a sustainable history of repayment performance in accordance with their modified terms, typically six months, are usually reclassified to accruing TDR status. Generally, once a residential loan becomes a TDR, we expect that the loan will continue to be reported as a TDR for its remaining life, even after returning to accruing status (unless the modified rates and terms at the time of modification were available in the market at the time of the modification, or if the loan is subsequently remodified at market rates). Some restructurings may not ultimately result in the complete collection of principal and interest (as modified by the terms of the restructuring), culminating in default, which could result in additional incremental losses. These potential incremental losses are factored into our ALLL estimate. The level of re-defaults will likely be affected by future economic conditions. See Note 6, “Loans,” to the Consolidated Financial Statements in this Form 10-Q for additional information.

Table 9 presents our recorded investment of residential TDRs by payment status. Guaranteed loans that have been repurchased from Ginnie Mae under an early buyout clause and subsequently modified have been excluded from the table. Such loans totaled approximately $48 million and $53 million at March 31, 2017 and December 31, 2016, respectively.

Residential TDR Data						Table 9
	March 31, 2017
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent [1]	Total	Current	Delinquent [1]	Total
Residential mortgages - nonguaranteed	$1,495	$28	$1,523	$12	$77	$89
Residential home equity products	655	20	675	119	35	154
Residential construction	106	1	107	1	5	6
Total residential TDRs	$2,256	$49	$2,305	$132	$117	$249

	December 31, 2016
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent [1]	Total	Current	Delinquent [1]	Total
Residential mortgages - nonguaranteed	$1,527	$36	$1,563	$12	$73	$85
Residential home equity products	628	23	651	108	36	144
Residential construction	110	1	111	—	4	4
Total residential TDRs	$2,265	$60	$2,325	$120	$113	$233
1 TDRs considered delinquent for purposes of this table were those at least thirty days past due.

At March 31, 2017, our total TDR portfolio was $2.9 billion and was comprised of $2.6 billion, or 89%, of residential loans (predominantly first and second lien residential mortgages and home equity lines of credit), $170 million, or 6%, of consumer loans, and $150 million, or 5%, of commercial loans. Total TDRs increased $33 million, or 1%, from December 31, 2016. Nonaccruing TDRs increased $23 million, or 8%, and accruing TDRs increased $10 million from December 31, 2016.
Generally, interest income on restructured loans that have met sustained performance criteria and returned to accruing status is recognized according to the terms of the restructuring. Such recognized interest income was $27 million and $28 million for the first quarter of 2017 and 2016, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $33 million and $35 million for the first quarter of 2017 and 2016, respectively, would have been recognized.

SELECTED FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE
The following is a discussion of the more significant financial assets and financial liabilities that are measured at fair value on the Consolidated Balance Sheets at March 31, 2017 and December 31, 2016. For a complete discussion of our financial instruments measured at fair value and the methodologies used to estimate the fair values of our financial instruments, see Note 15, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.

Trading Assets and Liabilities and Derivative Instruments
Trading assets and derivative instruments decreased $60 million, or 1%, compared to December 31, 2016. This decrease was due primarily to decreases in net derivative instruments, federal agency securities, U.S. Treasury securities, U.S. states and political subdivisions, and corporate and other debt securities, offset largely by an increase in CP. These changes were driven by normal changes in the trading portfolio product mix as we manage our business and continue to meet our clients' needs. Trading liabilities and derivative instruments decreased $126 million, or 9%, compared to December 31, 2016, due primarily to decreases in U.S. Treasury securities and net derivative instruments, offset partially by an increase in corporate and other debt securities. For composition and valuation assumptions related to our trading products, as well as additional information on our derivative instruments, see Note 4, “Trading Assets and Liabilities and Derivative Instruments,” Note 14, “Derivative Financial Instruments,” and the “Trading Assets and Derivative Instruments and Securities Available for Sale” section of Note 15, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q. Also, for a discussion of market risk associated with our trading activities, refer to the “Market Risk Management—Market Risk from Trading Activities” section of this MD&A.

Securities Available for Sale
				Table 10
	March 31, 2017
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$5,488	$5	$71	$5,422
Federal agency securities	297	6	1	302
U.S. states and political subdivisions	319	7	4	322
MBS - agency	23,791	291	287	23,795
MBS - non-agency residential	68	3	—	71
MBS - non-agency commercial	539	1	6	534
ABS	7	2	—	9
Corporate and other debt securities	34	—	—	34
Other equity securities [1]	638	1	1	638
Total securities AFS	$31,181	$316	$370	$31,127
1 At March 31, 2017, the fair value of other equity securities was comprised of the following: $111 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, $119 million of mutual fund investments, and $6 million of other.

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

The securities AFS portfolio is managed as part of our overall liquidity management and ALM process to optimize income and portfolio value over an entire interest rate cycle while mitigating the associated risks. Changes in the size and composition of the portfolio reflect our efforts to maintain a high quality, liquid portfolio, while managing our interest rate risk profile. The amortized cost of the portfolio increased $452 million during the three months ended March 31, 2017, due primarily to increased holdings of non-agency commercial MBS and agency MBS as proceeds from maturities were reinvested. The fair value of the securities AFS portfolio increased $455 million compared to December 31, 2016, due primarily to the aforementioned additions and a $3 million decrease in net unrealized losses. At March 31, 2017, the overall securities AFS portfolio was in a $54 million net unrealized loss position.
For both the three months ended March 31, 2017 and 2016, there were no net realized gains, net realized losses, or OTTI losses recognized in earnings. For additional information on our accounting policies, composition, and valuation assumptions related to the securities AFS portfolio, see Note 1, "Significant Accounting Policies," to our 2016 Annual Report on Form 10-K, as well as Note 5, "Securities Available for Sale," and the “Trading Assets and Derivative Instruments and Securities Available for Sale” section of Note 15, “Fair Value Election and

Measurement,” to the Consolidated Financial Statements in this Form 10-Q.
For the three months ended March 31, 2017, the average yield on the securities AFS portfolio was 2.42%, compared to 2.39% for the three months ended March 31, 2016. The increase in average yield was due primarily to lower MBS premium amortization in the current period. See additional discussion related to average yields on securities AFS in the "Net Interest Income/Margin" section of this MD&A.
The securities AFS portfolio had an effective duration of 4.8 years at March 31, 2017 compared to 4.6 years at December 31, 2016. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in market interest rates, taking into consideration embedded options. An effective duration of 4.8 years suggests an expected price change of approximately 4.8% for a 100 basis point instantaneous and parallel change in market interest rates.
The credit quality and liquidity profile of the securities AFS portfolio remained strong at March 31, 2017 and consequently, we believe that we have the flexibility to respond to changes in the economic environment and take actions as opportunities arise to manage our interest rate risk profile and balance liquidity risk against investment returns. Over the longer term, the size and composition of the securities AFS portfolio will reflect balance sheet trends, our overall liquidity objectives, and interest rate risk management objectives. Accordingly, the size and composition of the securities AFS portfolio could change over time.
Federal Home Loan Bank and Federal Reserve Bank Stock
We previously acquired capital stock in the FHLB of Atlanta as a precondition for becoming a member of that institution. As a member, we are able to take advantage of competitively priced advances as a wholesale funding source and to access grants and low-cost loans for affordable housing and community development projects, among other benefits. At March 31, 2017, we held a total of $111 million of capital stock in the FHLB of Atlanta, a decrease of $21 million compared to December 31, 2016. This decrease was due to our redemption of FHLB of Atlanta capital stock in the first quarter of 2017 related to a decrease in FHLB borrowings during the same period. For both the three months ended March 31, 2017 and 2016, we recognized an immaterial amount of dividends related to FHLB capital stock.
Similarly, to remain a member of the Federal Reserve System, we are required to hold a certain amount of capital stock, determined as either a percentage of the Bank’s capital or as a percentage of total deposit liabilities. At March 31, 2017, we held $402 million of Federal Reserve Bank of Atlanta stock, unchanged from December 31, 2016. For both the three months ended March 31, 2017 and 2016, we recognized dividends related to Federal Reserve Bank of Atlanta stock of $2 million.

BORROWINGS

Short-Term Borrowings
Our total period end short-term borrowings at March 31, 2017 decreased $68 million, or 1%, from December 31, 2016, driven by a $1.1 billion decrease in funds purchased, offset largely by increases of $940 million and $71 million in other short-term borrowings and securities sold under agreements to repurchase, respectively. The increase in other short-term borrowings was due to a $1.0 billion increase in outstanding FHLB advances.

Long-Term Debt
During the three months ended March 31, 2017, our long-term debt decreased by $1.3 billion, or 11%. This decrease was driven by the early termination of $1.5 billion of long-term FHLB advances, $850 million of senior note maturities, and $188 million of subordinated note maturities. Partially offsetting these reductions were our first quarter of 2017 issuances of $1.0 billion of 3-year fixed rate senior notes and $300 million of 3-year floating rate senior notes under our Global Bank Note program. These issuances allowed us to add to our funding sources at favorable borrowing rates and pay down maturing Bank debt.

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
CET1 is limited to common equity and related surplus (net of treasury stock), retained earnings, AOCI, and common equity minority interest, subject to limitations. Certain regulatory adjustments and exclusions are made to CET1, including removal of goodwill, other intangible assets, certain DTAs, and certain defined benefit pension fund net assets. Further, banks employing the standardized approach to Basel III were granted a one-time permanent election to exclude AOCI from the calculation of regulatory capital. We elected to exclude AOCI from the calculation of our CET1.
Tier 1 capital includes CET1, qualified preferred equity instruments, qualifying minority interest not included in CET1, subject to limitations, and certain other regulatory deductions. Tier 2 capital includes qualifying portions of subordinated debt, trust preferred securities and minority interest not included in Tier 1 capital, ALLL up to a maximum of 1.25% of RWA, and a limited percentage of unrealized gains on equity securities. Total capital consists of Tier 1 capital and Tier 2 capital.
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
A transition period applies to certain capital elements and risk weighted assets, where phase-in percentages are applicable in the calculations of capital and RWA. One of the more significant transitions required by the Basel III Final Rule relates to the risk weighting applied to MSRs, which will impact the CET1 ratio during the transition period when compared to the CET1 ratio that is calculated on a fully phased-in basis. Specifically, the fully phased-in risk weight of MSRs is 250%, while the risk weight to be applied during the transition period is 100%. The transition period is applicable from January 1, 2015 through December 31, 2017. Table 11 presents the Company's transitional Basel III regulatory capital metrics.

Regulatory Capital Metrics [1]		Table 11
(Dollars in millions)	March 31, 2017	December 31, 2016
Regulatory capital:
CET1	$16,842	$16,953
Tier 1 capital	18,071	18,186
Total capital	21,497	21,685
Assets:
RWA	$173,821	$176,825
Average total assets for leverage ratio	198,926	197,272
Risk-based ratios:
CET1	9.69%	9.59%
CET1 - fully phased-in [2]	9.54	9.43
Tier 1 capital	10.40	10.28
Total capital	12.37	12.26
Leverage	9.08	9.22
Total shareholders’ equity to assets	11.42	11.53
1 We calculated these measures based on the methodology specified by our primary regulator, which may differ from the calculations used by other financial services companies that present similar metrics.
2 The CET1 ratio on a fully phased-in basis at March 31, 2017 is estimated. See Table 20, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for a reconciliation of our transitional CET1 ratio to our fully phased-in, estimated CET1 ratio.

All of our capital ratios, except for the Leverage ratio, increased compared to December 31, 2016, driven primarily by growth in retained earnings and a decline in RWA due to decreased on- and off-balance sheet exposures. At March 31, 2017, our capital ratios were well above current regulatory requirements.
Our estimate of the fully phased-in CET1 ratio of 9.54% at March 31, 2017 considers a 250% risk-weighting for MSRs, which is the primary driver for the difference in the transitional CET1 ratio compared to the estimated fully phased-in ratio at March 31, 2017. Our estimated fully phased-in ratio is in excess of the 4.5% minimum CET1 ratio, and is also in excess of the 7.0% limit that includes the minimum level of 4.5% plus the 2.5% fully phased-in CCB. See Table 20, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for a reconciliation of our fully phased-in CET1 ratio. Also see Note 13, "Capital," to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K for additional information regarding our regulatory capital adequacy requirements and metrics.

Capital Actions
We declared and paid common dividends of $128 million, or $0.26 per common share, during the three months ended March 31, 2017, compared to $121 million, or $0.24 per common share, during the three months ended March 31, 2016. Additionally, we declared dividends on our preferred stock of $17 million during both the three months ended March 31, 2017 and 2016.
Various regulations administered by federal and state bank regulatory authorities restrict the Bank's ability to distribute its retained earnings. At March 31, 2017 and December 31, 2016, the Bank's capacity to pay cash dividends to the Parent Company under these regulations totaled approximately $1.7 billion and $2.5 billion, respectively.
During the first quarter of 2017, we repurchased $414 million of our outstanding common stock, which included $240 million under our 2016 capital plan and an incremental $174 million pursuant to the 1% of Tier 1 capital de minimis exception allowed under the applicable 2016 Capital Plan Rule. We expect to repurchase an additional $240 million of outstanding common stock during the second quarter of 2017, which would complete our authorized common equity repurchases as approved by the Board in conjunction with the 2016 capital plan. Also, in April 2017 we submitted our 2017 capital plan to the Federal Reserve for review in conjunction with the 2017 CCAR, and we anticipate receiving feedback in June 2017 regarding this submission. See Item 5 and Note 13, "Capital," to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K, as well as Part II, Item 2 in this Form 10-Q for additional information regarding our 2016 capital plan and related share repurchase activity.
In May 2017, we issued depositary shares representing ownership interest in 7,500 shares of Perpetual Preferred Stock, Series G, with no par value and $100,000 liquidation preference per share (the "Series G Preferred Stock"). As a result of this issuance, we expect to receive net proceeds of approximately $743 million after the underwriting discount, but before expenses, and intend to use the net proceeds for general corporate purposes. The Series G Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company to redeem, repurchase, or retire the shares. Dividends for the shares are noncumulative and, if declared, will be payable semi-annually beginning on December 15, 2017 through June 15, 2022 at a rate per annum of 5.05%, and payable quarterly beginning on September 15, 2022 at a rate per annum equal to the three-month LIBOR plus 3.10%. By its terms, we may redeem the Series G Preferred Stock on any dividend payment date occurring on or after June 15, 2022 or at any time within 90 days following a regulatory capital event, at a redemption price of $1,000 per depositary share plus any declared and unpaid dividends. Except in certain limited circumstances, the Series G Preferred Stock does not have any voting rights.

CRITICAL ACCOUNTING POLICIES
There have been no significant changes to our Critical Accounting Policies as described in our 2016 Annual Report on Form 10-K.
ENTERPRISE RISK MANAGEMENT
Except as noted below, there have been no other significant changes in our Enterprise Risk Management practices as described in our 2016 Annual Report on Form 10-K.
In the first quarter of 2017, the Company added an enterprise governance committee known as the Business Practices Committee ("BPC"). The BPC is chaired by the Chief Human Resources Officer and is responsible for ensuring alignment of the Company's business practices with its core purpose, principles, and values. The BPC also serves as the forum for enterprise reputational risk exposures.

Credit Risk Management
There have been no significant changes in our Credit Risk Management practices as described in our 2016 Annual Report on Form 10-K.
Operational Risk Management
There have been no significant changes in our Operational Risk Management practices as described in our 2016 Annual Report on Form 10-K.
Market Risk Management
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices, and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and MVE to changes in interest rates, is our primary market risk and mainly arises from the composition of our balance sheet. Variable rate loans, prior to any hedging related actions, were approximately 59% of total loans at March 31, 2017, and after giving consideration to hedging related actions, were approximately 49% of total loans. Approximately 3% of our variable rate loans at March 31, 2017 had coupon rates that were equal to a contractually specified interest rate floor. In addition to interest rate risk, we are also exposed to market risk in our trading instruments measured at fair value. Our ALCO meets regularly and is responsible for reviewing the asset/liability management and liquidity risk position of the Company in conformance with the established policies and limits designed to measure, monitor, and control market risk.

Market Risk from Non-Trading Activities
The primary goal of interest rate risk management is to control exposure to interest rate risk, within policy limits approved by the Board. These limits reflect our appetite for interest rate risk over both short-term and long-term horizons. No limit breaches occurred during the three months ended March 31, 2017.
The major sources of our non-trading interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the shape of the yield curve, as well as the embedded optionality in our products and related customer behavior. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, which, as described in additional detail below, are employed by management to understand net interest income sensitivity and MVE sensitivity. These measures show that our interest rate risk profile is moderately asset sensitive at March 31, 2017.
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
One of the primary methods that we use to quantify and manage interest rate risk is simulation analysis, which we use to model net interest income from assets, liabilities, and derivative positions under various interest rate scenarios and balance sheet structures. This analysis measures the sensitivity of net interest income over a two-year time horizon, which differs from the interest rate sensitivities in Table 12, which reflect a one-year time horizon. Key assumptions in the simulation analysis (and in the valuation analysis discussed below) relate to the behavior of interest rates and spreads, the changes in product balances, and the behavior of loan and deposit clients in different rate environments. This analysis incorporates several assumptions, the most significant of which relate to the repricing and behavioral fluctuations of deposits with indeterminate or non-contractual maturities.
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
The sensitivity analysis presented in Table 12 is measured as a percentage change in net interest income due to instantaneous moves in benchmark interest rates. Estimated changes below are dependent upon material assumptions such as those previously discussed.

Net Interest Income Asset Sensitivity		Table 12

	Estimated % Change in Net Interest Income Over 12 Months [1]
	March 31, 2017	December 31, 2016
Rate Change
+200 bps	3.2%	3.3%
+100 bps	1.8%	1.9%
-25 bps	(0.6)%	(0.6)%
1 Estimated % change of net interest income is reflected on a non-FTE basis.

Net interest income asset sensitivity at March 31, 2017 decreased slightly compared to December 31, 2016, driven primarily by growth in fixed rate consumer loans and a decrease in floating rate C&I loans. See additional discussion related to net interest income in the "Net Interest Income/Margin" section of this MD&A.
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
At March 31, 2017, the MVE profile in Table 13 indicates a decline in net balance sheet value due to instantaneous upward changes in rates. This MVE sensitivity is reported for both upward and downward rate shocks.

Market Value of Equity Sensitivity		Table 13

	Estimated % Change in MVE
	March 31, 2017	December 31, 2016
Rate Change
+200 bps	(9.2)%	(9.1)%
+100 bps	(4.3)%	(4.2)%
-25 bps	0.8%	0.8%
The slight increase in MVE sensitivity at March 31, 2017 compared to December 31, 2016 was due to higher balance sheet duration, driven primarily by slower prepayment speeds within our securities AFS portfolio. The 10-year swap rate at March 31, 2017 increased four basis points to 2.38%, compared to 2.34% at December 31, 2016. While an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under these rate scenarios, we believe that a gradual shift in interest rates would have a much more modest impact.
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

For trading portfolios, VAR measures the estimated maximum loss from one or more trading positions, given a specified confidence level and time horizon. VAR results are monitored daily against established limits. For risk management purposes, our VAR calculation is based on a historical simulation and measures the potential trading losses using a one-day holding period at a one-tail, 99% confidence level. This means that, on average, trading losses could be expected to exceed VAR one out of 100 trading days or two to three times per year. Due to inherent limitations of the VAR methodology, such as the assumption that past market behavior is indicative of future market performance, VAR is only one of several tools used to manage market risk. Other tools used to actively manage market risk include scenario analysis, stress testing, profit and loss attribution, and stop loss limits.
In addition to VAR, as required by the Market Risk Rule issued by the U.S. banking regulators, we calculate Stressed VAR, which is used as a component of the total market risk capital charge. We calculate the Stressed VAR risk measure using a ten-day holding period at a one-tail, 99% confidence level and employ a historical simulation approach based on a continuous twelve-month historical window selected to reflect a period of significant financial stress for our trading portfolio. The historical period used in the selection of the stress window encompasses all recent financial crises including the 2008-2009 global financial crisis. Our Stressed VAR calculation uses the same methodology and models as regular VAR, which is a requirement under the Market Risk Rule. Table 14 presents VAR and Stressed VAR for the three months ended March 31, 2017 and 2016, as well as VAR by Risk Factor at March 31, 2017 and 2016.

Value at Risk Profile	Table 14

	Three Months Ended March 31
(Dollars in millions)	2017	2016
VAR (1-day holding period):
Period end	$2	$2
High	3	3
Low	2	2
Average	2	3

Stressed VAR (10-day holding period):
Period end	$43	$19
High	54	31
Low	22	8
Average	35	22

VAR by Risk Factor at period end (1-day holding period):
Equity risk	$1	$2
Interest rate risk	2	2
Credit spread risk	3	1
VAR total at period end (1-day diversified)	2	2
The trading portfolio, measured in terms of VAR, is predominantly comprised of four sub-portfolios of covered positions: (i) credit trading, (ii) fixed income securities, (iii) interest rate derivatives, and (iv) equity derivatives. The trading portfolio also contains other sub-portfolios, including foreign exchange rate and commodity derivatives; however, these trading risk exposures are not material. Our covered positions originate primarily from underwriting, market making and associated risk mitigating hedging activity, and other services for our clients. As illustrated in Table 14, average daily VAR was lower for the three months ended March 31, 2017 compared to the same period in 2016. The decline was driven by several factors, including lower market volatility and lower debt underwriting inventory in the first quarter of 2017 compared to the same period in 2016. Nonetheless, due to more favorable market conditions, balance sheet usage within our credit trading portfolio normalized compared to the first quarter of 2016. Consequently, both credit spread risk VAR and Stressed VAR were higher at March 31, 2017 compared to March 31, 2016. The trading portfolio of covered positions did not contain any correlation trading positions or on- or off-balance sheet securitization positions in the first quarters of 2017 or 2016.
In accordance with the Market Risk Rule, we evaluate the accuracy of our VAR model through daily backtesting by comparing aggregate daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) from covered positions with the corresponding daily VAR-based measures generated by the model. As illustrated in the following graph for the twelve months ended March 31, 2017, there were no firmwide VAR backtesting exceptions during this period. There was a near VAR backtest exception in November 2016, due largely to the post-election sell-off in U.S. bond markets, which temporarily impacted our fixed income and credit trading portfolios. The total number of VAR backtesting exceptions over the preceding twelve months is used to determine the multiplication factor for the VAR-based capital requirement under the Market Risk Rule. The capital multiplication factor increases from a minimum of three to a maximum of four, depending on the number of exceptions. There was no change in the capital multiplication factor over the preceding twelve months.

Firmwide VAR Backtesting
$ Millions
$3
$2
$1
$0
($1)
($2)
($3)
($4)
($5)
Apr-16
May-16
Jun-16
Jul-16
Aug-16
Sep-16
Oct-16
Nov-16
Dec-16
Jan-17
Feb-17
Mar-17
VAR
Trading Gains & Losses

We have valuation policies, procedures, and methodologies for all covered positions. Additionally, trading positions are reported in accordance with U.S. GAAP and are subject to independent price verification. See Note 14, "Derivative Financial Instruments" and Note 15, "Fair Value Election and Measurement" to the Consolidated Financial Statements in this Form 10-Q, as well as the "Critical Accounting Policies" MD&A section of our 2016 Annual Report on Form 10-K for discussion of valuation policies, procedures, and methodologies.

Model risk management: Our approach for validating and evaluating the accuracy of internal and external models, and associated processes, includes developmental and implementation testing as well as ongoing monitoring and maintenance performed by the various model developers in conjunction with model owners. Our MRMG is responsible for the independent model validation of all trading risk models. The validation typically includes evaluation of all model documentation, as well as model monitoring and maintenance plans. In addition, the MRMG performs its own independent testing. We regularly review the performance of all trading risk models through our model monitoring and maintenance process to preemptively address emerging developments in financial markets, assess evolving modeling approaches, and to identify potential model enhancement.

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
LCR requirements under Regulation WW became effective for us on January 1, 2016. The LCR requires banking organizations to hold unencumbered high-quality liquid assets sufficient to withstand projected cash outflows under a prescribed liquidity stress scenario. Regulation WW requires that we maintain an LCR above 100% beginning January 1, 2017. We have met LCR requirements within the regulatory timelines and at March 31, 2017, our LCR was above the 100% regulatory requirement.
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
Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. The Bank and the Parent Company borrow from the money markets using instruments such as Fed funds, Eurodollars, and securities sold under agreements to repurchase. At March 31, 2017, the Bank retained a material cash position in its Federal Reserve account. The Parent Company also retains a material cash position in its Federal Reserve account in accordance with our policies and risk limits, discussed in greater detail below.
Sources of Funds. Our primary source of funds is a large, stable deposit base. Core deposits, predominantly made up of consumer and commercial deposits originated primarily from our retail branch network and Wholesale Banking client base, are our largest and most cost-effective source of funding. Total deposits increased to $162.9 billion at March 31, 2017, from $160.4 billion at December 31, 2016.
We also maintain access to diversified sources for both secured and unsecured wholesale funding. These uncommitted sources include Fed funds purchased from other banks, securities sold under agreements to repurchase, FHLB advances, and Global Bank Notes. Aggregate borrowings decreased to $15.2 billion at March 31, 2017, from $16.5 billion at December 31, 2016. This decrease was due primarily to strong deposit growth in the first quarter of 2017.
As mentioned above, the Bank and Parent Company maintain programs to access the debt capital markets. The Parent Company maintains an SEC shelf registration from which it may issue senior or subordinated notes and various capital securities, such as common or preferred stock. Our Board has authorized the issuance of up to $5.0 billion of such securities, of which $3.0 billion of issuance capacity remained available at March 31, 2017.
The Bank maintains a Global Bank Note program under which it may issue senior or subordinated debt with various terms. In January 2017, the Bank issued $1.0 billion of 3-year fixed rate senior notes under this program. Also in January 2017, the Bank issued $300 million of 3-year floating rate senior notes under the program. At March 31, 2017, the Bank retained $34.6 billion of remaining capacity to issue notes under the Global Bank Note program.
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
As illustrated in Table 15, Moody’s, S&P, and Fitch all assigned a “Stable” outlook on our credit ratings based on our solid earnings and liquidity profiles, good asset quality performance, and sound capital position. Future credit rating downgrades are possible, although not currently anticipated given these “Stable” credit rating outlooks.

Credit Ratings and Outlook			Table 15
March 31, 2017
	Moody’s	S&P	Fitch
SunTrust Banks, Inc.:
Senior debt	Baa1	BBB+	A-
Preferred stock	Baa3	BB+	BB

SunTrust Bank:
Long-term deposits	A1	A-	A
Short-term deposits	P-1	A-2	F1
Senior debt	Baal	A-	A-
Outlook	Stable	Stable	Stable
Our investment portfolio is a use of funds and we manage the portfolio primarily as a store of liquidity, maintaining the majority of our securities in liquid and high-grade asset classes, such as agency MBS, agency debt, and U.S. Treasury securities; nearly all of these securities qualify as high-quality liquid assets under the U.S. LCR Final Rule. At March 31, 2017, our securities AFS portfolio contained $26.9 billion of unencumbered high-quality, liquid securities at market value.
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

Table 16 presents period end and average balances of our contingent liquidity sources for the first quarters of 2017 and 2016. These sources exceed our contingent liquidity needs as measured in our contingency funding scenarios.

Contingent Liquidity Sources				Table 16

	As of		Average for the Three Months Ended ¹
(Dollars in billions)	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Excess reserves	$4.7	$1.1	$3.3	$2.3
Free and liquid investment portfolio securities	26.9	25.6	27.4	25.2
Unused FHLB borrowing capacity	22.4	20.5	20.7	19.3
Unused discount window borrowing capacity	17.0	16.8	17.2	16.8
Total	$71.0	$64.0	$68.6	$63.6
1 Average based upon month-end data, except excess reserves, which is based upon a daily average.

Parent Company Liquidity. Our primary measure of Parent Company liquidity is the length of time the Parent Company can meet its existing and forecasted obligations using its cash resources. We measure and manage this metric using forecasts from both normal and adverse conditions. Under adverse conditions, we measure how long the Parent Company can meet its capital and debt service obligations after experiencing material attrition of short-term unsecured funding and without the support of dividends from the Bank or access to the capital markets. In accordance with these risk limits established by ALCO and the Board, we manage the Parent Company’s liquidity by structuring its net maturity schedule to minimize the amount of debt maturing within a short period of time. A majority of the Parent Company’s liabilities are long-term in nature, coming from the proceeds of issuances of our capital securities and long-term senior and subordinated notes. See the "Borrowings" section of this MD&A, as well as Note 11, “Borrowings and Contractual Commitments,” to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K for further information regarding our debt.
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
Other Liquidity Considerations. As presented in Table 17, we had an aggregate potential obligation of $86.5 billion to our clients in unused lines of credit at March 31, 2017. Commitments to extend credit are arrangements to lend to clients who have complied with predetermined contractual obligations. We also had $2.8 billion in letters of credit outstanding at March 31, 2017, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Approximately $347 million of these letters supported variable rate demand obligations at March 31, 2017. Unused commercial lines of credit have decreased since December 31, 2016, driven by revolver utilization. Additionally, our mortgage commitments increased since December 31, 2016 due primarily to higher IRLC volume.

Unfunded Lending Commitments				Table 17
	As of		Average for the Three Months Ended
(Dollars in millions)	March 31, 2017	December 31, 2016	March 31, 2017	March 31, 2016
Unused lines of credit:
Commercial	$56,928	$59,803	$58,365	$57,889
Residential mortgage commitments [1]	4,589	4,240	4,415	3,392
Home equity lines	10,355	10,336	10,345	10,551
CRE [2]	4,499	4,468	4,484	4,629
Credit card	10,085	9,798	9,942	8,648
Total unused lines of credit	$86,456	$88,645	$87,551	$85,109

Letters of credit:
Financial standby	$2,664	$2,777	$2,720	$2,808
Performance standby	129	130	130	139
Commercial	8	19	14	20
Total letters of credit	$2,801	$2,926	$2,864	$2,967
1 Includes residential mortgage IRLCs with notional balances of $2.7 billion and $2.6 billion at March 31, 2017 and December 31, 2016, respectively.
2 Includes commercial mortgage IRLCs and other commitments with notional balances of $101 million and $395 million at March 31, 2017 and December 31, 2016, respectively.

Other Market Risk
Except as discussed below, there have been no other significant changes to other market risk as described in our 2016 Annual Report on Form 10-K.
We measure our residential MSRs at fair value on a recurring basis and actively hedge the risk associated with changes in fair value. Residential MSRs totaled $1.6 billion at both March 31, 2017 and December 31, 2016, and are managed and monitored as part of a comprehensive risk governance process, which includes established risk limits.
We originated residential MSRs with fair values at the time of origination of $96 million and $46 million during the first quarter of 2017 and 2016, respectively. Additionally, we purchased residential MSRs with fair values of approximately $77 million during the first quarter of 2016. No residential MSRs were purchased during the first quarter of 2017.
We recognized mark-to-market decreases in the fair value of the residential MSR portfolio of $23 million and $247 million during the first quarter of 2017 and 2016, respectively. Changes in fair value include the decay resulting from the realization of monthly net servicing cash flows. We recognized net losses related to residential MSRs, inclusive of fair value changes and related hedges, of $43 million and $24 million during the first quarter of 2017 and 2016, respectively. Compared to prior year quarter, the increase in net losses related to residential MSRs was primarily driven by higher decay combined with a decrease in net hedge performance in the current period. All other servicing rights, which include commercial mortgage and consumer indirect loan servicing rights, are not measured at fair value on a recurring basis, and therefore, are not subject to the same market risks associated with residential MSRs.

OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business we engage in certain activities that are not reflected in our Consolidated Balance Sheets, generally referred to as "off-balance sheet arrangements." These activities involve transactions with unconsolidated VIEs as well as other arrangements, such as commitments and guarantees, to meet the financing needs of our customers and to support ongoing operations. Additional information regarding these types of activities is included in the "Liquidity Risk Management" section of this MD&A, Note 9, "Certain Transfers of Financial Assets and Variable Interest Entities," and Note 13, "Guarantees," to the Consolidated Financial Statements in this Form 10-Q, as well as in our 2016 Annual Report on Form 10-K.

Contractual Obligations
In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on our borrowings, partnership investments, and lease arrangements, as well as commitments to lend to clients and to fund capital expenditures and service contracts.
Except for changes in unfunded lending commitments (presented in Table 17 within the "Liquidity Risk Management"
section of this MD&A), borrowings (presented in the "Borrowings" section of this MD&A), and pension and other postretirement benefit plans (disclosed in Note 12, "Employee Benefit Plans," to the Consolidated Financial Statements in this Form 10-Q), there have been no material changes in our contractual obligations from those disclosed in our 2016 Annual Report on Form 10-K.

BUSINESS SEGMENTS
Table 18 presents net income for our reportable business segments:

Net Income by Business Segment		Table 18

	Three Months Ended March 31
(Dollars in millions)	2017	2016
Consumer Banking and Private Wealth Management	$146	$192
Wholesale Banking	293	219
Mortgage Banking	29	50

Corporate Other	43	38
Reconciling Items [1]	(43)	(52)
Total Corporate Other	—	(14)
Consolidated Net Income	$468	$447
1 Includes differences between net income reported for each business segment using management accounting practices and U.S. GAAP. Prior period information has been restated to reflect changes in internal reporting methodology. See additional information in Note 17, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q.

Table 19 presents average loans and average deposits for our reportable business segments:

Average Loans and Deposits by Business Segment				Table 19
	Three Months Ended March 31
	Average Loans		Average Consumer and Commercial Deposits
(Dollars in millions)	2017	2016	2017	2016
Consumer Banking and Private Wealth Management	$44,074	$41,589	$98,871	$93,238
Wholesale Banking	72,451	70,773	57,393	53,620
Mortgage Banking	27,078	25,946	2,543	2,311
Corporate Other	67	64	67	60

See Note 17, “Business Segment Reporting,” to the Consolidated Financial Statements in this Form 10-Q for a discussion of our segment structure, basis of presentation, internal management reporting methodologies, and additional information.

BUSINESS SEGMENT RESULTS
Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016
Consumer Banking and Private Wealth Management
Consumer Banking and Private Wealth Management reported net income of $146 million for the three months ended March 31, 2017, a decrease of $46 million, or 24%, compared to the same period in 2016. The decrease was driven primarily by higher provision for credit losses and higher noninterest expense, offset partially by higher net interest income.
Net interest income was $766 million, an increase of $47 million, or 7%, compared to the same period in 2016, driven by growth in average loan and deposit balances, favorable deposit mix, and improved loan spreads. Net interest income related to deposits increased $22 million, or 5%, driven by a $5.6 billion, or 6%, increase in average deposit balances. Net interest income related to loans increased $25 million, or 10%, driven by a $2.5 billion, or 6%, increase in average loans. Loan growth was driven by consumer direct, student loan, indirect auto loans, and credit card categories, offset partially by declines in mortgages and home equity products.
Provision for credit losses was $88 million, an increase of $59 million compared to the same period in 2016. The increase was driven by a larger reduction in the ALLL in the first quarter of 2016.
Total noninterest income was $350 million, a decrease of $6 million, or 2%, compared to the same period in 2016. The decrease was driven primarily by lower service charges on deposits associated with the implementation of time order posting, offset partially by higher card fees and other charges and fees.
Total noninterest expense was $797 million, an increase of $56 million, or 8%, compared to the same period in 2016. The increase was driven by higher corporate support and technology costs, higher occupancy expense and branch network-related costs, and higher marketing and promotions expense.

Wholesale Banking
Wholesale Banking reported net income of $293 million for the three months ended March 31, 2017, an increase of $74 million, or 34%, compared to the same period in 2016. The increase was attributable to higher net interest income, higher noninterest income, and lower provision for credit losses, offset partially by higher noninterest expense.
Net interest income was $577 million, an increase of $47 million, or 9%, compared to the same period in 2016, driven primarily by higher average deposit balances and higher spreads. Deposit-related net interest income increased $30 million as average deposit balances grew $3.8 billion, or 7%, driven primarily by an increase in interest-bearing DDA balances. Average loans grew $1.7 billion, or 2%, led primarily by growth in C&I and commercial real estate loans.
Provision for credit losses was $31 million, a decrease of $51 million, or 62%, compared to the same period in 2016. The decrease was due primarily to lower energy-related net charge-offs.
Total noninterest income was $403 million, an increase of $90 million, or 29%, compared to the same period in 2016. The increase was driven primarily by higher investment banking income, which increased $69 million, or 70%, as a result of broad-based growth across several product categories, particularly syndicated finance, mergers and acquisitions advisory, and equity capital markets. In addition, the Pillar acquisition generated $18 million of fee income during the current quarter.
Total noninterest expense was $482 million, an increase of $71 million, or 17%, compared to the same period in 2016. The increase was driven primarily by higher variable stock expense and other employee compensation associated with improved business performance, incremental compensation associated with the acquisition of Pillar, ongoing investments in talent and technology.

Mortgage Banking
Mortgage Banking reported net income of $29 million for the three months ended March 31, 2017, a decrease of $21 million, or 42%, compared to the same period in 2016. The decrease was driven by lower noninterest income, lower net interest income, and higher noninterest expense.
Net interest income was $113 million, a decrease of $7 million, or 6%, compared to the same period in 2016. The decrease was primarily due to lower net interest income on loans.

Net interest income on loans decreased $8 million, or 9%, due to lower spreads on residential mortgages, offset partially by a $1.1 billion, or 4%, increase in average loan balances.
Provision for credit losses was immaterial compared to the $10 million benefit in the first quarter of 2016.
Total noninterest income was $115 million, a decrease of $11 million, or 9%, compared to the same period in 2016, driven primarily by lower mortgage-related income. Mortgage production related income decreased $7 million compared to the same period in 2016 due to lower origination fees, partially offset by higher gain on sale margins. Loan originations were $5.5 billion, an increase of $539 million, or 11%, compared to the same period in 2016. Mortgage servicing related income was $58 million, a decrease of $4 million, or 6%, compared to the same period in 2016. The decrease in mortgage servicing related income was driven by higher decay and lower net hedge performance, offset partially by higher servicing fees. Total loans serviced were $164.5 billion at March 31, 2017, an increase of 10%, compared to $148.9 billion at March 31, 2016.
Total noninterest expense was $184 million, an increase of $10 million, or 6%, compared to the same period in 2016. The increase was due primarily to a $5 million increase in employee compensation and benefits expense.
Corporate Other
Corporate Other net income was $43 million for the three months ended March 31, 2017, an increase of $5 million, or 13%, compared to the same period in 2016. The increase in net income was driven by a $22 million discrete income tax benefit related to share-based compensation recognized during the current quarter.
Net interest income was $12 million, a decrease of $20 million, or 63%, compared to the same period in 2016. The decrease was driven by lower swap-related income due to higher LIBOR rates. Average long-term debt increased $2.9 billion, or 37%, and average short-term borrowings decreased $1.1 billion, or 41%, compared to the same period in 2016, driven by balance sheet management activities.
Total noninterest income was $23 million, an increase of $3 million, or 15%, compared to the same period in 2016.
Total noninterest expense was $6 million, an increase of $10 million compared to the same period in 2016. The increase was due primarily to higher salaries and contract programming expenses.

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures		Table 20
(Dollars in millions and shares in thousands, except per share data)
	Three Months Ended March 31
Selected Financial Data	2017	2016
Summary of Operations:
Interest income	$1,528	$1,411
Interest expense	162	129
Net interest income	1,366	1,282
Provision for credit losses	119	101
Net interest income after provision for credit losses	1,247	1,181
Noninterest income	847	781
Noninterest expense	1,465	1,318
Income before provision for income taxes	629	644
Provision for income taxes	159	195
Net income attributable to noncontrolling interest	2	2
Net income	$468	$447
Net income available to common shareholders	$451	$430
Net interest income-FTE [1]	$1,400	$1,318
Total revenue	2,213	2,063
Total revenue-FTE [1]	2,247	2,099
Net income per average common share:
Diluted	$0.91	$0.84
Basic	0.92	0.85
Dividends paid per average common share	0.26	0.24
Book value per common share	45.62	44.97
Tangible book value per common share [2]	33.06	32.90
Market capitalization	26,860	18,236
Market price per common share:
High	$61.69	$42.04
Low	52.71	31.07
Close	55.30	36.08
Selected Average Balances:
Total assets	$204,252	$193,014
Earning assets	183,606	174,189
Loans	143,670	138,372
Consumer and commercial deposits	158,874	149,229
Intangible assets including MSRs	8,026	7,569
MSRs	1,604	1,215
Preferred stock	1,225	1,225
Total shareholders’ equity	23,671	23,797
Average common shares - diluted	496,002	509,931
Average common shares - basic	490,091	505,482
Financial Ratios (Annualized):
ROA	0.93%	0.93%
ROE	8.19	7.71
ROTCE [3]	11.28	10.60
Net interest margin	3.02	2.96
Net interest margin-FTE [1]	3.09	3.04
Efficiency ratio [4]	66.20	63.89
Efficiency ratio-FTE [1,4]	65.19	62.81
Tangible efficiency ratio-FTE [1,4,5]	64.60	62.33
Total average shareholders’ equity to total average assets	11.59	12.33
Tangible common equity to tangible assets [6]	8.06	8.85
Common dividend payout ratio	28.3	28.2

Capital Ratios at period end [7]:
CET1	9.69%	9.90%
CET1 - fully phased-in	9.54	9.77
Tier 1 capital	10.40	10.63
Total capital	12.37	12.39
Leverage	9.08	9.50

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)

(Dollars in millions, except per share data)	Three Months Ended March 31
Reconcilement of Non-U.S. GAAP Measures	2017	2016
Net interest margin	3.02%	2.96%
Impact of FTE adjustment	0.07	0.08
Net interest margin-FTE [1]	3.09%	3.04%

Efficiency ratio [4]	66.20%	63.89%
Impact of FTE adjustment	(1.01)	(1.08)
Efficiency ratio-FTE [1,4]	65.19	62.81
Impact of excluding amortization	(0.59)	(0.48)
Tangible efficiency ratio-FTE [1,4,5]	64.60%	62.33%

ROE	8.19%	7.71%
Impact of removing average intangible assets (net of deferred taxes), other than MSRs and other servicing rights, and related pre-tax amortization expense from average common shareholders' equity	3.09	2.89
ROTCE [3]	11.28%	10.60%

Net interest income	$1,366	$1,282
FTE adjustment	34	36
Net interest income-FTE [1]	1,400	1,318
Noninterest income	847	781
Total revenue-FTE [1]	$2,247	$2,099

(Dollars in millions, except per share data)	March 31, 2017	March 31, 2016
Total shareholders’ equity	$23,484	$24,053
Goodwill, net of deferred taxes [8]	(6,086)	(6,094)
Other intangible assets (including MSRs and other servicing rights), net of deferred taxes [9]	(1,727)	(1,195)
MSRs and other servicing rights	1,711	1,189
Tangible equity [6]	17,382	17,953
Noncontrolling interest	(101)	(101)
Preferred stock	(1,225)	(1,225)
Tangible common equity [6]	$16,056	$16,627

Total assets	$205,642	$194,158
Goodwill	(6,338)	(6,337)
Other intangible assets, including MSRs and other servicing rights	(1,729)	(1,198)
MSRs and other servicing rights	1,711	1,189
Tangible assets	$199,286	$187,812
Tangible common equity to tangible assets [6]	8.06%	8.85%
Tangible book value per common share [2]	$33.06	$32.90

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)

Reconciliation of fully phased-in CET1 Ratio [7]	March 31, 2017	March 31, 2016
CET1	9.69%	9.90%
Less:
MSRs	(0.14)	(0.10)
Other [10]	(0.01)	(0.03)
CET1 - fully phased-in	9.54%	9.77%

(Dollars in millions)
Reconciliation of Pre-Provision Net Revenue ("PPNR") [11]	Three Months Ended March 31, 2017
Income before provision for income taxes	$629
Provision for credit losses	119
Less:
Net securities gains/(losses)	—
PPNR	$748

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
2 We present tangible book value per common share, which removes the after-tax impact of purchase accounting intangible assets, noncontrolling interest, and preferred stock from shareholders' equity. We believe this measure is useful to investors because, by removing the amount of intangible assets that result from merger and acquisition activity, and removing the amounts of noncontrolling interest and preferred stock that do not represent our common shareholders' equity, it allows investors to more easily compare our capital position to other companies in the industry.

[3]
We present ROTCE, which removes the after-tax impact of purchase accounting intangible assets from average common shareholders' equity and removes the related intangible asset amortization from net income available to common shareholders. We believe this measure is useful to investors because, by removing the amount of intangible assets that result from merger and acquisition activity and related pre-tax amortization expense (the level of which may vary from company to company), it allows investors to more easily compare our ROTCE to other companies in the industry who present a similar measure. We also believe that removing these items provides a more relevant measure of our return on common shareholders' equity. This measure is utilized by management to assess our profitability.

4 Efficiency ratio is computed by dividing noninterest expense by total revenue. Efficiency ratio-FTE is computed by dividing noninterest expense by total revenue-FTE.
5 We present tangible efficiency ratio-FTE, which excludes amortization related to intangible assets and certain tax credits. We believe this measure is useful to investors because, by removing the impact of amortization (the level of which may vary from company to company), it allows investors to more easily compare our efficiency to other companies in the industry. This measure is utilized by management to assess our efficiency and that of our lines of business.
6 We present certain capital information on a tangible basis, including tangible equity, tangible common equity, and the ratio of tangible common equity to tangible assets, which removes the after-tax impact of purchase accounting intangible assets. We believe these measures are useful to investors because, by removing the amount of intangible assets that result from merger and acquisition activity (the level of which may vary from company to company), it allows investors to more easily compare our capital position to other companies in the industry. These measures are utilized by management to analyze capital adequacy.
7 The CET1 ratio on a fully phased-in basis at March 31, 2017 is estimated and is presented to provide investors with an indication of our capital adequacy under the future CET1 requirements, which will apply to us beginning on January 1, 2018.
8 Net of deferred taxes of $252 million and $243 million at March 31, 2017 and 2016, respectively.
9 Net of deferred taxes of $2 million and $3 million at March 31, 2017 and 2016, respectively.
10 Primarily includes the deduction from capital of certain carryforward DTAs, the overfunded pension asset, and other intangible assets.
11 We present the reconciliation of PPNR because it is a performance metric utilized by management and in certain of our compensation plans. PPNR impacts the level of awards if certain thresholds are met. We believe this measure is useful to investors because it allows investors to compare our PPNR to other companies in the industry who present a similar measure.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See the “Enterprise Risk Management” section of the MD&A in this Form 10-Q, which is incorporated herein by reference.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) at March 31, 2017. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at March 31, 2017.

Changes in Internal Control over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Refer to the Company's 2016 Annual Report on Form 10-K for additional information.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company and its subsidiaries are parties to numerous claims and lawsuits arising in the normal course of its business activities, some of which involve claims for substantial amounts. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that none of these matters, when resolved, will have a material effect on the Company’s consolidated results of operations, cash flows, or financial condition. For additional information, see Note 16, “Contingencies,” to the Consolidated Financial Statements in this Form 10-Q, which is incorporated herein by reference.

Item 1A.	RISK FACTORS
The risks described in this report and in the Company's 2016 Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known, or that the Company currently deems to be immaterial, also may adversely affect the Company's business, financial condition, or future results. In addition to the other information set forth in this report, factors discussed in Part I, Item 1A., "Risk Factors," in the Company's 2016 Annual Report on Form 10-K, which could materially affect the Company's business, financial condition, or future results, should be carefully considered.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities:

				Table 21
	Common Stock [1]
	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Equity that May Yet Be Purchased Under the Plans or Programs at Period End (in millions)
January 1 - 31	—	$—	—	$480
February 1 - 28	1,904,300	59.54	1,904,300	367
March 1 - 31 [2]	5,108,154	58.85	2,110,532	240
Total during first quarter of 2017	7,012,454	$59.04	4,014,832	$240
1 During the three months ended March 31, 2017, no shares of SunTrust common stock were surrendered by participants in SunTrust's employee stock option plans, where participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock that the participant already owns. SunTrust considers any such shares surrendered by participants in SunTrust's employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs.
2 During March of 2017, the Company repurchased $174 million of its outstanding common stock at market value under the 1% of Tier 1 capital de minimis exception allowed under the applicable 2016 Capital Plan Rule. This repurchase was incremental to and separate from the $960 million of authorized share repurchases under the Company's 2016 capital plan submitted in connection with the 2016 CCAR.

On June 29, 2016, the Company announced that the Federal Reserve had no objections to the repurchase of up to $960 million of the Company's outstanding common stock to be completed between July 1, 2016 and June 30, 2017, as part of the Company's 2016 capital plan submitted in connection with the 2016 CCAR.
During the first quarter of 2017, the Company repurchased $414 million of its outstanding common stock at market value, which included $240 million under the publicly announced 2016 capital plan and an incremental $174 million pursuant to the 1% of Tier 1 capital de minimis exception allowed under the applicable 2016 Capital Plan Rule. At March 31, 2017, the Company had $240 million of remaining common stock repurchase capacity available under its 2016 capital plan (reflected in the table above).
The Company expects to repurchase an additional $240 million of outstanding common stock during the second quarter of 2017, which would complete its repurchase of authorized common equity under the 2016 CCAR capital plan. Also, in April of 2017, the Company submitted its 2017 capital plan for review by the Federal Reserve in conjunction with the 2017 CCAR, and the Company anticipates receiving feedback in June 2017 regarding this submission.
At March 31, 2017, 7.2 million warrants remained outstanding.
SunTrust did not repurchase any of its Series A Preferred Stock Depositary Shares, Series B Preferred Stock, Series E Preferred Stock Depositary Shares, or Series F Preferred Stock Depositary Shares during the first quarter of 2017, and there was no unused Board authority to repurchase any shares of Series A Preferred Stock Depositary Shares, Series B Preferred Stock, Series E Preferred Stock Depositary Shares, or the Series F Preferred Stock Depositary Shares.
Refer to the Company's 2016 Annual Report on Form 10-K for additional information regarding the Company's equity securities.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

Exhibit	Description
3.1
Amended and Restated Articles of Incorporation, restated effective January 20, 2009, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed January 22, 2009, as further amended by Articles of Amendment dated December 13, 2012, incorporated by reference to Exhibit 3.1 to the Registrant's (i) Current Report on Form 8-K filed December 20, 2012, (ii) the Articles of Amendment dated November 6, 2014, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed November 7, 2014, and (iii) the Articles of Amendment dated May 2, 2017, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed May 2, 2017.

*

3.2	Bylaws of the Registrant, as amended and restated on August 11, 2015, incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q filed August 13, 2015.	*

10.19	Form of Performance Vested Restricted Stock Unit Award Agreement, 2017, corrected (ROTCE/TSR).	**

31.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

31.2	Certification of Corporate Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Corporate Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.1	Interactive Data File.	**

*	incorporated by reference
**	filed herewith

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNTRUST BANKS, INC.
(Registrant)

Dated:	May 4, 2017	By: /s/ Thomas E. Panther
Thomas E. Panther, Senior Vice President, Director of Corporate Finance and Controller (on behalf of the Registrant and as Principal Accounting Officer)