Form 10-Q
period 2017-06-30
SUNTRUST BANKS INC
filed 2017-08-04
CIK 750556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

At July 31, 2017, 479,935,870 shares of the registrant’s common stock, $1.00 par value, were outstanding.

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
C&I — Commercial and industrial.
Class A shares — Visa Inc. Class A common stock.
Class B shares — Visa Inc. Class B common stock.
CLO — Collateralized loan obligation.
CME — Chicago Mercantile Exchange.
Company — SunTrust Banks, Inc.
CP — Commercial paper.
CPR — Conditional prepayment rate.
CRE — Commercial real estate.
CSA — Credit support annex.
CVA — Credit valuation adjustment.
DDA — Demand deposit account.
DOJ — Department of Justice.
DTA — Deferred tax asset.
DVA — Debit valuation adjustment.
EBPC — Enterprise Business Practices Committee.
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
OTC — Over-the-counter.
OTTI — Other-than-temporary impairment.
Parent Company — SunTrust Banks, Inc. (the parent Company of SunTrust Bank and other subsidiaries).
PD — Probability of default.
Pillar — substantially all of the assets of the operating subsidiaries of Pillar Financial, LLC.
PWM — Private Wealth Management.
REIT — Real estate investment trust.
ROA — Return on average total assets.
ROE — Return on average common shareholders’ equity.
ROTCE — Return on average tangible common shareholders' equity.
RSU — Restricted stock unit.
RWA — Risk-weighted assets.
S&P — Standard and Poor’s.
SBA — Small Business Administration.
SEC — U.S. Securities and Exchange Commission.

i

STAS — SunTrust Advisory Services, Inc.
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
Visa Counterparty — A financial institution that purchased the Company's Visa Class B shares.

ii

PART I - FINANCIAL INFORMATION
The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)
SunTrust Banks, Inc.
Consolidated Statements of Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions and shares in thousands, except per share data) (Unaudited)	2017	2016	2017	2016
Interest Income
Interest and fees on loans	$1,338	$1,222	$2,628	$2,424
Interest and fees on loans held for sale	21	18	46	37
Interest and dividends on securities available for sale	192	161	378	324
Trading account interest and other	32	23	59	49
Total interest income	1,583	1,424	3,111	2,834
Interest Expense
Interest on deposits	95	63	175	121
Interest on long-term debt	70	64	139	123
Interest on other borrowings	15	9	28	21
Total interest expense	180	136	342	265
Net interest income	1,403	1,288	2,769	2,569
Provision for credit losses	90	146	209	246
Net interest income after provision for credit losses	1,313	1,142	2,560	2,323
Noninterest Income
Service charges on deposit accounts	151	162	299	315
Other charges and fees	103	104	198	197
Card fees	87	83	169	160
Investment banking income	147	126	314	225
Trading income	46	34	97	89
Trust and investment management income	76	75	151	150
Retail investment services	70	72	139	141
Mortgage production related income	56	111	109	171
Mortgage servicing related income	44	52	102	114
Commercial real estate related income [1]	24	10	44	28
Gain on sale of premises	—	52	—	52
Net securities gains	1	4	1	4
Other noninterest income [1]	22	13	51	34
Total noninterest income	827	898	1,674	1,680
Noninterest Expense
Employee compensation	710	669	1,427	1,307
Employee benefits	86	94	221	229
Outside processing and software	204	202	409	400
Net occupancy expense	94	78	185	163
Regulatory assessments	49	44	97	80
Marketing and customer development	42	38	84	82
Equipment expense	43	42	83	82
Operating losses	19	25	51	50
Credit and collection services	10	18	26	30
Amortization	15	11	28	21
Other noninterest expense	116	124	242	219
Total noninterest expense	1,388	1,345	2,853	2,663
Income before provision for income taxes	752	695	1,381	1,340
Provision for income taxes	222	201	381	396
Net income including income attributable to noncontrolling interest	530	494	1,000	944
Net income attributable to noncontrolling interest	2	2	5	5
Net income	$528	$492	$995	$939
Net income available to common shareholders	$505	$475	$956	$906

Net income per average common share:
Diluted	$1.03	$0.94	$1.94	$1.78
Basic	1.05	0.95	1.97	1.80
Dividends declared per common share	0.26	0.24	0.52	0.48
Average common shares - diluted	488,020	505,633	491,989	508,012
Average common shares - basic	482,913	501,374	486,482	503,428
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
See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions) (Unaudited)	2017	2016	2017	2016
Net income	$528	$492	$995	$939
Components of other comprehensive income:
Change in net unrealized gains on securities available for sale, net of tax of $33, $81, $34, and $246, respectively	55	136	57	415
Change in net unrealized gains/(losses) on derivative instruments, net of tax of $18, $43, ($6), and $133, respectively	31	73	(11)	223
Change in credit risk adjustment on long-term debt, net of tax of $1, $0, $0, and ($1), respectively [1]	1	—	—	(2)
Change related to employee benefit plans, net of tax of $2, $2, $1, and $37, respectively	3	3	(2)	62
Total other comprehensive income, net of tax	90	212	44	698
Total comprehensive income	$618	$704	$1,039	$1,637
1 Related to the Company's early adoption of the ASU 2016-01 provision related to changes in instrument-specific credit risk. See Note 1, "Significant Accounting Policies," and Note 18, "Accumulated Other Comprehensive (Loss)/Income," for additional information.

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in millions and shares in thousands, except per share data)	2017	2016
Assets	(Unaudited)
Cash and due from banks	$6,968	$5,091
Federal funds sold and securities borrowed or purchased under agreements to resell	1,249	1,307
Interest-bearing deposits in other banks	24	25
Cash and cash equivalents	8,241	6,423
Trading assets and derivative instruments [1]	5,847	6,067
Securities available for sale [2]	31,142	30,672
Loans held for sale ($2,156 and $3,540 at fair value at June 30, 2017 and December 31, 2016, respectively)	2,826	4,169
Loans [3] ($214 and $222 at fair value at June 30, 2017 and December 31, 2016, respectively)	144,268	143,298
Allowance for loan and lease losses	(1,731)	(1,709)
Net loans	142,537	141,589
Premises and equipment, net	1,594	1,556
Goodwill	6,338	6,337
Other intangible assets (MSRs at fair value: $1,608 and $1,572 at June 30, 2017 and December 31, 2016, respectively)	1,689	1,657
Other assets	7,009	6,405
Total assets	$207,223	$204,875

Liabilities
Noninterest-bearing deposits	$44,006	$43,431
Interest-bearing deposits (CDs at fair value: $160 and $78 at June 30, 2017 and December 31, 2016, respectively)	115,867	116,967
Total deposits	159,873	160,398
Funds purchased	3,007	2,116
Securities sold under agreements to repurchase	1,503	1,633
Other short-term borrowings	2,640	1,015
Long-term debt [4] ($765 and $963 at fair value at June 30, 2017 and December 31, 2016, respectively)	10,511	11,748
Trading liabilities and derivative instruments	1,090	1,351
Other liabilities	4,122	2,996
Total liabilities	182,746	181,257
Shareholders’ Equity
Preferred stock, no par value	1,975	1,225
Common stock, $1.00 par value	550	550
Additional paid-in capital	8,973	9,010
Retained earnings	16,701	16,000
Treasury stock, at cost, and other [5]	(2,945)	(2,346)
Accumulated other comprehensive loss, net of tax	(777)	(821)
Total shareholders’ equity	24,477	23,618
Total liabilities and shareholders’ equity	$207,223	$204,875

Common shares outstanding [6]	481,644	491,188
Common shares authorized	750,000	750,000
Preferred shares outstanding	20	12
Preferred shares authorized	50,000	50,000
Treasury shares of common stock	68,369	58,738

[1] Includes trading securities pledged as collateral where counterparties have the right to sell or repledge the collateral	$810	$1,437
[2] Includes securities AFS pledged as collateral where counterparties have the right to sell or repledge the collateral	280	—
[3] Includes loans of consolidated VIEs	192	211
[4] Includes debt of consolidated VIEs	204	222
[5] Includes noncontrolling interest	103	103
[6] Includes restricted shares	9	11

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Shareholders’ Equity

(Dollars and shares in millions, except per share data) (Unaudited)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock and Other [1]	Accumulated Other Comprehensive (Loss)/Income	Total
Balance, January 1, 2016	$1,225	509	$550	$9,094	$14,686	($1,658)	($460)	$23,437
Cumulative effect of credit risk adjustment [2]	—	—	—	—	5	—	(5)	—
Net income	—	—	—	—	939	—	—	939
Other comprehensive income	—	—	—	—	—	—	698	698
Change in noncontrolling interest	—	—	—	—	—	(5)	—	(5)
Common stock dividends, $0.48 per share	—	—	—	—	(241)	—	—	(241)
Preferred stock dividends [3]	—	—	—	—	(33)	—	—	(33)
Repurchase of common stock	—	(9)	—	—	—	(326)	—	(326)
Repurchase of common stock warrants	—	—	—	(24)	—	—	—	(24)
Exercise of stock options and stock compensation expense [4]	—	—	—	(22)	—	33	—	11
Restricted stock activity [4]	—	1	—	(45)	(3)	54	—	6
Amortization of restricted stock compensation	—	—	—	—	—	2	—	2
Balance, June 30, 2016	$1,225	501	$550	$9,003	$15,353	($1,900)	$233	$24,464

Balance, January 1, 2017	$1,225	491	$550	$9,010	$16,000	($2,346)	($821)	$23,618
Net income	—	—	—	—	995	—	—	995
Other comprehensive income	—	—	—	—	—	—	44	44
Common stock dividends, $0.52 per share	—	—	—	—	(253)	—	—	(253)
Preferred stock dividends [3]	—	—	—	—	(39)	—	—	(39)
Issuance of preferred stock, Series G	750	—	—	(7)	—	—	—	743
Repurchase of common stock	—	(11)	—	—	—	(654)	—	(654)
Exercise of stock options and stock compensation expense	—	1	—	(13)	—	25	—	12
Restricted stock activity	—	1	—	(17)	(2)	30	—	11
Balance, June 30, 2017	$1,975	482	$550	$8,973	$16,701	($2,945)	($777)	$24,477
1 At June 30, 2017, includes ($3,048) million for treasury stock, $0 million for the compensation element of restricted stock, and $103 million for noncontrolling interest.
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
3 For the six months ended June 30, 2017, dividends were $2,022 per share for both Perpetual Preferred Stock Series A and B, $2,938 per share for Perpetual Preferred Stock Series E, $2,813 per share for Perpetual Preferred Stock Series F, and $828 per share for Perpetual Preferred Stock Series G.
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

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc. Consolidated Statements of Cash Flows

	Six Months Ended June 30
(Dollars in millions) (Unaudited)	2017	2016
Cash Flows from Operating Activities
Net income including income attributable to noncontrolling interest	$1,000	$944
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation, amortization, and accretion	356	349
Origination of servicing rights	(169)	(110)
Provisions for credit losses and foreclosed property	214	249
Stock-based compensation	90	56
Net securities gains	(1)	(4)
Net gain on sale of loans held for sale, loans, and other assets	(102)	(241)
Net decrease/(increase) in loans held for sale	1,425	(472)
Net decrease/(increase) in trading assets	202	(372)
Net increase in other assets	(738)	(75)
Net increase/(decrease) in other liabilities	742	(345)
Net cash provided by/(used in) operating activities	3,019	(21)
Cash Flows from Investing Activities
Proceeds from maturities, calls, and paydowns of securities available for sale	1,992	2,283
Proceeds from sales of securities available for sale	660	—
Purchases of securities available for sale	(3,049)	(3,400)
Net increase in loans, including purchases of loans	(1,443)	(5,777)
Proceeds from sales of loans	230	278
Purchases of servicing rights	—	(75)
Capital expenditures	(146)	(66)
Payments related to acquisitions, including contingent consideration, net of cash acquired	—	(23)
Proceeds from the sale of other real estate owned and other assets	143	118
Net cash used in investing activities	(1,613)	(6,662)
Cash Flows from Financing Activities
Net (decrease)/increase in total deposits	(525)	2,921
Net increase in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	2,386	230
Proceeds from issuance of long-term debt	1,381	4,892
Repayments of long-term debt	(2,608)	(1,034)
Proceeds from the issuance of preferred stock	743	—
Repurchase of common stock	(654)	(326)
Repurchase of common stock warrants	—	(24)
Common and preferred dividends paid	(286)	(274)
Taxes paid related to net share settlement of equity awards	(37)	(46)
Proceeds from exercise of stock options	12	10
Net cash provided by financing activities	412	6,349
Net increase/(decrease) in cash and cash equivalents	1,818	(334)
Cash and cash equivalents at beginning of period	6,423	5,599
Cash and cash equivalents at end of period	$8,241	$5,265

Supplemental Disclosures:
Loans transferred from loans held for sale to loans	$10	$10
Loans transferred from loans to loans held for sale	127	162
Loans transferred from loans and loans held for sale to other real estate owned	29	29
Non-cash impact of debt assumed by purchaser in lease sale	9	74

See accompanying Notes to Consolidated Financial Statements (unaudited).

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The unaudited Consolidated Financial Statements have been prepared in accordance with U.S. GAAP to present interim financial statement information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete, consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the results of operations in these financial statements, have been made.
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
The Company evaluated events that occurred between June 30, 2017 and the date the accompanying financial statements were issued, and there were no material events, other than those already discussed in this Form 10-Q, that would require recognition in the Company's Consolidated Financial Statements or disclosure in the accompanying Notes.

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
The Company early adopted the provision related to changes in instrument-specific credit risk beginning January 1, 2016, which resulted in an immaterial, cumulative effect adjustment from retained earnings to AOCI. See Note 18, "Accumulated Other Comprehensive (Loss)/Income" for additional information. The Company does not expect the remaining provisions of this ASU to have a material impact on its Consolidated Financial Statements and related disclosures.

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

ASU 2016-08, Principal versus Agent Considerations

ASU 2016-10, Identifying Performance Obligations and Licensing

ASU 2016-12, Narrow-Scope Improvements and Practical Expedients

ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers

These ASUs supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of these ASUs is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. These ASUs may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts, with remaining performance obligations as of the effective date.
January 1, 2018 Early adoption is permitted beginning January 1, 2017.
The Company continues to evaluate the anticipated effects that these ASUs will have on its Consolidated Financial Statements and related disclosures. The Company has conducted a comprehensive scoping exercise to determine the revenue streams that are in the scope of these updates. Preliminary results indicate that certain noninterest income financial statement line items, including service charges on deposit accounts, card fees, other charges and fees, investment banking income, trust and investment management income, retail investment services, commercial real estate related income, and other noninterest income, contain revenue streams that are within the scope of these updates.

Ongoing analyses indicate that there will be changes to the presentation of certain types of revenue and expenses within investment banking income, such as underwriting revenue and expenses, which will be shown gross pursuant to the new requirements. The significance of these changes is still being assessed. Other areas such as card interchange fees, card rewards programs, subadvisor fees, and service charges on deposit accounts continue to be evaluated by the Company.

The Company is in the process of developing additional quantitative and qualitative disclosures that will be required upon adoption of these ASUs. The Company plans to adopt these standards beginning January 1, 2018 and expects to use the modified retrospective method of adoption. The Company cannot yet reasonably estimate the quantitative impact that these ASUs will have on its Consolidated Financial Statements and related disclosures.

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

January 1, 2019 Early adoption is permitted.
The Company's adoption of this ASU will result in an increase in right-of-use assets and associated lease liabilities, arising from operating leases in which the Company is the lessee, on its Consolidated Balance Sheets. The Company is evaluating the significance and other effects that this ASU will have on its Consolidated Financial Statements and related disclosures; however, the quantitative impact of this ASU cannot yet be reasonably estimated.

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

The CECL model does not apply to AFS debt securities; however, the ASU requires entities to record an allowance when recognizing credit losses for AFS securities, rather than recording a direct write-down of the carrying amount.

January 1, 2020 Early adoption is permitted beginning January 1, 2019.
The Company has formed a cross-functional team to oversee the implementation of this ASU and it has begun to assess the required changes to its credit loss estimation methodologies. The Company is evaluating the impact that this ASU will have on its Consolidated Financial Statements and related disclosures, and the Company currently anticipates that an increase to the allowance for credit losses will be recognized upon adoption to provide for the expected credit losses over the estimated life of the financial assets. However, since the magnitude of the anticipated increase in the allowance for credit losses will be impacted by economic conditions and trends in the Company’s portfolio at the time of adoption, the quantitative impact cannot yet be reasonably estimated.

Notes to Consolidated Financial Statements (Unaudited), continued

Standard	Description	Required Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standard(s) Not Yet Adopted (continued)
ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
The ASU amends ASC Topic 230, Statement of Cash Flows, to clarify the classification of certain cash receipts and payments within the Company's Consolidated Statements of Cash Flow. These items include: cash payments for debt prepayment or debt extinguishment costs; cash outflows for the settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; and beneficial interests acquired in securitization transactions. The ASU also clarifies that when no specific U.S. GAAP guidance exists and the source of the cash flows are not separately identifiable, then the predominant source of cash flow should be used to determine the classification for the item. The ASU must be adopted on a retrospective basis.

January 1, 2018 Early adoption is permitted.
The Company is evaluating the impact this ASU will have on its Consolidated Statements of Cash Flows. Changes in the Company's presentation of certain cash payments and receipts between the operating, financing, and investing sections of its Consolidated Statements of Cash Flows are expected; however, the quantitative impact has not yet been determined.

ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
The ASU amends ASC Topic 350, Intangibles - Goodwill and Other, to simplify the subsequent measurement of goodwill, by eliminating Step 2 from the goodwill impairment test. The amendments require an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Entities should recognize an impairment charge for the amount by which a reporting unit's carrying amount exceeds its fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU must be applied on a prospective basis.
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

		January 1, 2018 Early adoption is permitted beginning January 1, 2017.	The Company is evaluating the impact that this ASU will have on its Consolidated Financial Statements and related disclosures; however, the Company does not expect the impact to be material.

NOTE 2 - ACQUISITIONS/DISPOSITIONS
During the six months ended June 30, 2017 and 2016, the Company had no material acquisitions or dispositions.

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
Refer to the Company's 2016 Annual Report on Form 10-K for additional information regarding the Pillar acquisition.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 3 - FEDERAL FUNDS SOLD AND SECURITIES FINANCING ACTIVITIES
Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell
Fed funds sold and securities borrowed or purchased under agreements to resell were as follows:

(Dollars in millions)	June 30, 2017	December 31, 2016
Fed funds sold	$—	$58
Securities borrowed	321	270
Securities purchased under agreements to resell	928	979
Total Fed funds sold and securities borrowed or purchased under agreements to resell	$1,249	$1,307
Securities purchased under agreements to resell are primarily collateralized by U.S. government or agency securities and are carried at the amounts at which the securities will be subsequently resold, plus accrued interest. Securities borrowed are primarily collateralized by corporate securities. The Company borrows securities and purchases securities under agreements to resell as part of its securities financing activities. On the acquisition date of these securities, the Company and the related counterparty agree on the amount of collateral required to secure the principal amount loaned under these arrangements. The Company monitors collateral values daily and calls for additional collateral to be provided as warranted under the respective agreements. At June 30, 2017 and December 31, 2016, the total market value of collateral held was $1.2 billion and $1.3 billion, of which $279 million and $246 million was repledged, respectively.

Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as secured borrowings. The following table presents the Company’s related activity, by collateral type and remaining contractual maturity:

	June 30, 2017				December 31, 2016
(Dollars in millions)	Overnight and Continuous	Up to 30 days	30-90 days	Total	Overnight and Continuous	Up to 30 days	30-90 days	Total
U.S. Treasury securities	$—	$—	$—	$—	$27	$—	$—	$27
Federal agency securities	57	27	—	84	288	24	—	312
MBS - agency	939	30	—	969	793	51	—	844
CP	60	—	—	60	49	—	—	49
Corporate and other debt securities	300	50	40	390	311	50	40	401
Total securities sold under agreements to repurchase	$1,356	$107	$40	$1,503	$1,468	$125	$40	$1,633

For these securities sold under agreements to repurchase, the Company would be obligated to provide additional collateral in the event of a significant decline in fair value of the collateral pledged. This risk is managed by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.

Netting of Securities - Repurchase and Resell Agreements
The Company has various financial assets and financial liabilities that are subject to enforceable master netting agreements or similar agreements. The Company's derivatives that are subject to enforceable master netting agreements or similar agreements are discussed in Note 14, "Derivative Financial Instruments." The following table presents the Company's securities borrowed or purchased under agreements to resell and securities sold under agreements to repurchase that are subject to MRAs. Generally, MRAs require collateral to exceed the asset or liability recognized on the balance sheet. Transactions subject to these agreements are treated as collateralized financings, and those with a single counterparty are permitted to be presented net on the Company's Consolidated Balance Sheets, provided certain criteria are met that permit balance sheet netting. At June 30, 2017 and December 31, 2016, there were no such transactions subject to legally enforceable MRAs that were eligible for balance sheet netting.
The following table includes the amount of collateral pledged or received related to exposures subject to enforceable MRAs. While these agreements are typically over-collateralized, the amount of collateral presented in this table is limited to the amount of the related recognized asset or liability for each counterparty.

Notes to Consolidated Financial Statements (Unaudited), continued

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
June 30, 2017
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,249	$—	$1,249	[1]	$1,236	$13
Financial liabilities:
Securities sold under agreements to repurchase	1,503	—	1,503		1,503	—

December 31, 2016
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,249	$—	$1,249	[1]	$1,241	$8
Financial liabilities:
Securities sold under agreements to repurchase	1,633	—	1,633		1,633	—
1 Excludes $0 and $58 million of Fed funds sold, which are not subject to a master netting agreement at June 30, 2017 and December 31, 2016, respectively.

NOTE 4 - TRADING ASSETS AND LIABILITIES AND DERIVATIVE INSTRUMENTS

The fair values of the components of trading assets and liabilities and derivative instruments are presented in the following table:

(Dollars in millions)	June 30, 2017	December 31, 2016
Trading Assets and Derivative Instruments:
U.S. Treasury securities	$175	$539
Federal agency securities	274	480
U.S. states and political subdivisions	44	134
MBS - agency	559	567
CLO securities	—	1
Corporate and other debt securities	595	656
CP	235	140
Equity securities	32	49
Derivative instruments [1]	804	984
Trading loans [2]	3,129	2,517
Total trading assets and derivative instruments	$5,847	$6,067

Trading Liabilities and Derivative Instruments:
U.S. Treasury securities	$418	$697
MBS - agency	—	1
Corporate and other debt securities	321	255
Equity securities	3	—
Derivative instruments [1]	348	398
Total trading liabilities and derivative instruments	$1,090	$1,351
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

Notes to Consolidated Financial Statements (Unaudited), continued

Pledged trading assets are presented in the following table:

(Dollars in millions)	June 30, 2017	December 31, 2016
Pledged trading assets to secure repurchase agreements [1]	$703	$968
Pledged trading assets to secure certain derivative agreements	110	471
Pledged trading assets to secure other arrangements	41	40
1 Repurchase agreements secured by collateral totaled $673 million and $928 million at June 30, 2017 and December 31, 2016, respectively.

NOTE 5 – SECURITIES AVAILABLE FOR SALE
Securities Portfolio Composition

	June 30, 2017
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$5,030	$12	$51	$4,991
Federal agency securities	288	5	1	292
U.S. states and political subdivisions	503	8	4	507
MBS - agency	23,902	281	222	23,961
MBS - non-agency residential	64	3	—	67
MBS - non-agency commercial	667	5	4	668
ABS	7	2	—	9
Corporate and other debt securities	33	—	—	33
Other equity securities [1]	614	1	1	614
Total securities AFS	$31,108	$317	$283	$31,142

	December 31, 2016
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$5,486	$5	$86	$5,405
Federal agency securities	310	5	2	313
U.S. states and political subdivisions	279	5	5	279
MBS - agency	23,642	313	293	23,662
MBS - non-agency residential	71	3	—	74
MBS - non-agency commercial	257	—	5	252
ABS	8	2	—	10
Corporate and other debt securities	34	1	—	35
Other equity securities [1]	642	1	1	642
Total securities AFS	$30,729	$335	$392	$30,672
1 At June 30, 2017, the fair value of other equity securities was comprised of the following: $143 million of FHLB of Atlanta stock, $403 million of Federal Reserve Bank of Atlanta stock, $63 million of mutual fund investments, and $5 million of other.
At December 31, 2016, the fair value of other equity securities was comprised of the following: $132 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, $102 million of mutual fund investments, and $6 million of other.

The following table presents interest and dividends on securities AFS:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2017	2016	2017	2016
Taxable interest	$184	$156	$364	$315
Tax-exempt interest	3	2	5	3
Dividends	5	3	9	6
Total interest and dividends on securities AFS	$192	$161	$378	$324

Securities AFS pledged to secure public deposits, repurchase agreements, trusts, certain derivative agreements, and other funds had a fair value of $2.8 billion and $2.0 billion at June 30, 2017 and December 31, 2016, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

The following table presents the amortized cost, fair value, and weighted average yield of investments in debt securities AFS at June 30, 2017, by remaining contractual maturity, with the exception of MBS and ABS, which are based on estimated average life. Receipt of cash flows may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Distribution of Remaining Maturities
(Dollars in millions)	Due in 1 Year or Less	Due After 1 Year through 5 Years	Due After 5 Years through 10 Years	Due After 10 Years	Total
Amortized Cost:
U.S. Treasury securities	$—	$2,084	$2,946	$—	$5,030
Federal agency securities	105	82	7	94	288
U.S. states and political subdivisions	8	42	179	274	503
MBS - agency	1,602	6,418	15,155	727	23,902
MBS - non-agency residential	—	64	—	—	64
MBS - non-agency commercial	20	12	635	—	667
ABS	—	7	—	—	7
Corporate and other debt securities	15	18	—	—	33
Total debt securities AFS	$1,750	$8,727	$18,922	$1,095	$30,494
Fair Value:
U.S. Treasury securities	$—	$2,079	$2,912	$—	$4,991
Federal agency securities	106	85	7	94	292
U.S. states and political subdivisions	8	44	184	271	507
MBS - agency	1,685	6,527	15,027	722	23,961
MBS - non-agency residential	—	67	—	—	67
MBS - non-agency commercial	20	12	636	—	668
ABS	—	9	—	—	9
Corporate and other debt securities	15	18	—	—	33
Total debt securities AFS	$1,834	$8,841	$18,766	$1,087	$30,528
Weighted average yield [1]	3.31%	2.33%	2.63%	3.04%	2.59%
1 Weighted average yields are based on amortized cost.

Securities AFS in an Unrealized Loss Position
The Company held certain investment securities AFS where amortized cost exceeded fair value, resulting in unrealized loss positions. Market changes in interest rates and credit spreads may result in temporary unrealized losses as the market prices of securities fluctuate. At June 30, 2017, the Company did not intend to sell these securities nor was it more-likely-than-not that the Company would be required to sell these securities before their anticipated recovery or maturity. The Company reviewed its portfolio for OTTI in accordance with the accounting policies described in Note 1, "Significant Accounting Policies," to the Company's 2016 Annual Report on Form 10-K.

Notes to Consolidated Financial Statements (Unaudited), continued

Securities AFS in an unrealized loss position at period end are presented in the following tables:

	June 30, 2017
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]
Temporarily impaired securities AFS:
U.S. Treasury securities	$2,479	$51	$—	$—	$2,479	$51
Federal agency securities	64	1	16	—	80	1
U.S. states and political subdivisions	259	4	—	—	259	4
MBS - agency	14,025	215	447	7	14,472	222
MBS - non-agency commercial	219	4	—	—	219	4
ABS	—	—	5	—	5	—
Corporate and other debt securities	11	—	—	—	11	—
Other equity securities	—	—	4	1	4	1
Total temporarily impaired securities AFS	17,057	275	472	8	17,529	283
OTTI securities AFS [1]:
MBS - non-agency residential	—	—	15	—	15	—
ABS	—	—	1	—	1	—
Total OTTI securities AFS	—	—	16	—	16	—
Total impaired securities AFS	$17,057	$275	$488	$8	$17,545	$283
1 OTTI securities AFS are impaired securities for which OTTI credit losses have been previously recognized in earnings.
2 Unrealized losses less than $0.5 million are presented as zero within the table.

	December 31, 2016
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]
Temporarily impaired securities AFS:
U.S. Treasury securities	$4,380	$86	$—	$—	$4,380	$86
Federal agency securities	96	2	3	—	99	2
U.S. states and political subdivisions	149	5	—	—	149	5
MBS - agency	14,622	285	451	8	15,073	293
MBS - non-agency commercial	184	5	—	—	184	5
ABS	—	—	5	—	5	—
Corporate and other debt securities	12	—	—	—	12	—
Other equity securities	—	—	4	1	4	1
Total temporarily impaired securities AFS	19,443	383	463	9	19,906	392
OTTI securities AFS [1]:
MBS - non-agency residential	16	—	—	—	16	—
ABS	—	—	1	—	1	—
Total OTTI securities AFS	16	—	1	—	17	—
Total impaired securities AFS	$19,459	$383	$464	$9	$19,923	$392
1 OTTI securities AFS are impaired securities for which OTTI credit losses have been previously recognized in earnings.
2 Unrealized losses less than $0.5 million are presented as zero within the table.

At June 30, 2017, temporarily impaired securities AFS that have been in an unrealized loss position for twelve months or longer included agency MBS, federal agency securities, one ABS collateralized by 2004 vintage home equity loans, and one equity security. Unrealized losses on these temporarily impaired agency MBS and federal agency securities were due to market interest rates being higher than the securities' stated coupon rates. The Company continues to receive contractual distributions on the temporarily impaired ABS and dividends on the equity security. Both securities are evaluated quarterly for OTTI. Unrealized losses on securities AFS that relate to factors other than credit are recorded in AOCI, net of tax.

Realized Gains and Losses and Other-Than-Temporarily Impaired Securities AFS
Net securities gains/(losses) are comprised of gross realized gains, gross realized losses, and OTTI credit losses recognized in earnings. For both the three and six months ended June 30, 2017, gross realized gains were immaterial and there were no gross realized losses or OTTI credit losses recognized in earnings. For both the three and six months ended June 30, 2016, gross realized gains were $4 million, gross realized losses were immaterial, and there were no OTTI credit losses recognized in earnings.

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
During the three and six months ended June 30, 2017 and 2016, there were no credit impairment losses recognized on securities AFS held at the end of each period. The accumulated balance of OTTI credit losses recognized in earnings on securities AFS held at period end was $22 million at June 30, 2017 and $24 million at June 30, 2016. Subsequent credit losses may be recorded on securities without a corresponding further decline in fair value when there has been a decline in expected cash flows.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 6 - LOANS
Composition of Loan Portfolio

(Dollars in millions)	June 30, 2017	December 31, 2016
Commercial loans:
C&I [1]	$68,511	$69,213
CRE	5,250	4,996
Commercial construction	4,019	4,015
Total commercial loans	77,780	78,224
Residential loans:
Residential mortgages - guaranteed	501	537
Residential mortgages - nonguaranteed [2]	26,594	26,137
Residential home equity products	11,173	11,912
Residential construction	364	404
Total residential loans	38,632	38,990
Consumer loans:
Guaranteed student	6,543	6,167
Other direct	8,249	7,771
Indirect	11,639	10,736
Credit cards	1,425	1,410
Total consumer loans	27,856	26,084
LHFI	$144,268	$143,298
LHFS [3]	$2,826	$4,169
1 Includes $3.6 billion and $3.7 billion of lease financing and $738 million and $729 million of installment loans at June 30, 2017 and December 31, 2016, respectively.
2 Includes $214 million and $222 million of LHFI measured at fair value at June 30, 2017 and December 31, 2016, respectively.
3 Includes $2.2 billion and $3.5 billion of LHFS measured at fair value at June 30, 2017 and December 31, 2016, respectively.
During the three months ended June 30, 2017 and 2016, the Company transferred $67 million and $107 million in LHFI to LHFS, and $3 million and $5 million in LHFS to LHFI, respectively. In addition to sales of residential and commercial mortgage LHFS in the normal course of business, the Company sold $110 million and $260 million in loans and leases for a net gain of $1 million and a net loss of $2 million during the three months ended June 30, 2017 and 2016, respectively.
During the six months ended June 30, 2017 and 2016, the Company transferred $127 million and $162 million, respectively, in LHFI to LHFS, and transferred $10 million in LHFS to LHFI during both periods. In addition to sales of residential and commercial mortgage LHFS in the normal course of business, the Company sold $228 million and $278 million in loans and leases for a net gain of $1 million and a net loss of $2 million during the six months ended June 30, 2017 and 2016, respectively.
During the three months ended June 30, 2017 and 2016, the Company purchased $493 million and $536 million, respectively, of guaranteed student loans during the normal course of business. In the normal course of business, the Company purchased $1.0 billion of guaranteed student loans and $99 million of consumer indirect loans during the six months ended June 30, 2017, and purchased $1.1 billion of guaranteed student loans during the six months ended June 30, 2016.

At June 30, 2017 and December 31, 2016, the Company had $23.6 billion and $22.6 billion of net eligible loan collateral pledged to the Federal Reserve discount window to support $17.7 billion and $17.0 billion of available, unused borrowing capacity, respectively.
At June 30, 2017 and December 31, 2016, the Company had $37.0 billion and $36.9 billion of net eligible loan collateral pledged to the FHLB of Atlanta to support $29.6 billion and $31.9 billion of available borrowing capacity, respectively. The available FHLB borrowing capacity at June 30, 2017 was used to support $3.0 billion of long-term debt and $6.8 billion of letters of credit issued on the Company's behalf. At December 31, 2016, the available FHLB borrowing capacity was used to support $2.8 billion of long-term debt and $7.3 billion of letters of credit issued on the Company's behalf.

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

Notes to Consolidated Financial Statements (Unaudited), continued

underwriting process, and refreshed FICO scores are obtained by the Company at least quarterly.
For government-guaranteed loans, the Company monitors the credit quality based primarily on delinquency status, as it is a more relevant indicator of credit quality due to the government guarantee. At June 30, 2017 and December 31, 2016, 32% and 29%, respectively, of the guaranteed residential loan portfolio was current with respect to payments. At June 30, 2017 and December 31, 2016, 77% and 75%, respectively, of the guaranteed student loan portfolio was current with respect to payments. The Company's loss exposure on guaranteed residential and student loans is mitigated by the government guarantee.
LHFI by credit quality indicator are presented in the following tables:

	Commercial Loans
	C&I		CRE		Commercial Construction
(Dollars in millions)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Risk rating:
Pass	$66,635	$66,961	$4,935	$4,574	$3,896	$3,914
Criticized accruing	1,572	1,862	310	415	107	84
Criticized nonaccruing	304	390	5	7	16	17
Total	$68,511	$69,213	$5,250	$4,996	$4,019	$4,015

	Residential Loans [1]
	Residential Mortgages - Nonguaranteed		Residential Home Equity Products		Residential Construction
(Dollars in millions)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Current FICO score range:
700 and above	$22,845	$22,194	$9,282	$9,826	$303	$292
620 - 699	2,870	3,042	1,403	1,540	51	96
Below 620 [2]	879	901	488	546	10	16
Total	$26,594	$26,137	$11,173	$11,912	$364	$404

	Consumer Loans [3]
	Other Direct		Indirect		Credit Cards
(Dollars in millions)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Current FICO score range:
700 and above	$7,439	$7,008	$8,583	$7,642	$981	$974
620 - 699	773	703	2,361	2,381	356	351
Below 620 [2]	37	60	695	713	88	85
Total	$8,249	$7,771	$11,639	$10,736	$1,425	$1,410
1 Excludes $501 million and $537 million of guaranteed residential loans at June 30, 2017 and December 31, 2016, respectively.
2 For substantially all loans with refreshed FICO scores below 620, the borrower’s FICO score at the time of origination exceeded 620 but has since deteriorated as the loan has seasoned.
3 Excludes $6.5 billion and $6.2 billion of guaranteed student loans at June 30, 2017 and December 31, 2016, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

The payment status for the LHFI portfolio is presented in the following tables:

	June 30, 2017
(Dollars in millions)	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing [2]	Total
Commercial loans:
C&I	$68,163	$35	$9	$304	$68,511
CRE	5,241	2	2	5	5,250
Commercial construction	4,003	—	—	16	4,019
Total commercial loans	77,407	37	11	325	77,780
Residential loans:
Residential mortgages - guaranteed	160	50	291	—	501
Residential mortgages - nonguaranteed [1]	26,354	55	4	181	26,594
Residential home equity products	10,874	73	—	226	11,173
Residential construction	351	1	—	12	364
Total residential loans	37,739	179	295	419	38,632
Consumer loans:
Guaranteed student	5,016	597	930	—	6,543
Other direct	8,209	30	5	5	8,249
Indirect	11,538	96	—	5	11,639
Credit cards	1,404	11	10	—	1,425
Total consumer loans	26,167	734	945	10	27,856
Total LHFI	$141,313	$950	$1,251	$754	$144,268
1 Includes $214 million of loans measured at fair value, the majority of which were accruing current.
2 Nonaccruing loans past due 90 days or more totaled $345 million. Nonaccruing loans past due fewer than 90 days include modified nonaccrual loans reported as TDRs, performing second lien loans where the first lien loan is nonperforming, and certain energy-related commercial loans.

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

	June 30, 2017			December 31, 2016
(Dollars in millions)	Unpaid Principal Balance	Amortized Cost [1]	Related Allowance	Unpaid Principal Balance	Amortized Cost [1]	Related Allowance
Impaired loans with no related allowance recorded:
Commercial loans:
C&I	$130	$119	$—	$266	$214	$—
Total commercial loans	130	119	—	266	214	—
Residential loans:
Residential mortgages - nonguaranteed	461	359	—	466	360	—
Residential construction	16	9	—	16	8	—
Total residential loans	477	368	—	482	368	—

Impaired loans with an allowance recorded:
Commercial loans:
C&I	190	147	31	225	151	31
CRE	26	16	5	26	17	2
Total commercial loans	216	163	36	251	168	33
Residential loans:
Residential mortgages - nonguaranteed	1,205	1,176	131	1,277	1,248	150
Residential home equity products	918	856	57	863	795	54
Residential construction	101	100	9	109	107	11
Total residential loans	2,224	2,132	197	2,249	2,150	215
Consumer loans:
Other direct	59	59	1	59	59	1
Indirect	112	112	6	103	103	5
Credit cards	25	6	1	24	6	1
Total consumer loans	196	177	8	186	168	7
Total impaired loans	$3,243	$2,959	$241	$3,434	$3,068	$255
1 Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to adjust the net book balance.

Included in the impaired loan balances above at both June 30, 2017 and December 31, 2016 were $2.5 billion of accruing TDRs at amortized cost, of which 98% and 97% were current, respectively. See Note 1, “Significant Accounting Policies,” to the Company's 2016 Annual Report on Form 10-K for further information regarding the Company’s loan impairment policy.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended June 30				Six Months Ended June 30
	2017		2016		2017		2016
(Dollars in millions)	Average Amortized Cost	Interest Income Recognized[1]	Average Amortized Cost	Interest Income Recognized[1]	Average Amortized Cost	Interest Income Recognized[1]	Average Amortized Cost	Interest Income Recognized[1]
Impaired loans with no related allowance recorded:
Commercial loans:
C&I	$127	$4	$277	$1	$118	$4	$261	$3
Total commercial loans	127	4	277	1	118	4	261	3
Residential loans:
Residential mortgages - nonguaranteed	358	4	388	4	356	7	390	8
Residential construction	9	—	9	—	9	—	9	—
Total residential loans	367	4	397	4	365	7	399	8

Impaired loans with an allowance recorded:
Commercial loans:
C&I	153	1	193	—	156	1	181	—
CRE	16	—	—	—	17	—	—	—
Total commercial loans	169	1	193	—	173	1	181	—
Residential loans:
Residential mortgages - nonguaranteed	1,180	15	1,313	17	1,186	31	1,316	33
Residential home equity products	859	8	747	7	864	16	752	15
Residential construction	101	1	115	1	101	2	116	3
Total residential loans	2,140	24	2,175	25	2,151	49	2,184	51
Consumer loans:
Other direct	58	1	11	—	59	2	11	—
Indirect	120	1	113	1	125	3	116	3
Credit cards	6	—	6	—	6	—	6	—
Total consumer loans	184	2	130	1	190	5	133	3
Total impaired loans	$2,987	$35	$3,172	$31	$2,997	$66	$3,158	$65
1 Of the interest income recognized during the three and six months ended June 30, 2017, cash basis interest income was $4 million and $4 million, respectively.
Of the interest income recognized during the three and six months ended June 30, 2016, cash basis interest income was less than $1 million and $2 million, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

NPAs are presented in the following table:

(Dollars in millions)	June 30, 2017	December 31, 2016
Nonaccrual/NPLs:
Commercial loans:
C&I	$304	$390
CRE	5	7
Commercial construction	16	17
Residential loans:
Residential mortgages - nonguaranteed	181	177
Residential home equity products	226	235
Residential construction	12	12
Consumer loans:
Other direct	5	6
Indirect	5	1
Total nonaccrual/NPLs [1]	754	845
OREO [2]	61	60
Other repossessed assets	6	14
Total NPAs	$821	$919
1 Nonaccruing restructured loans are included in total nonaccrual/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or guaranteed by the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets in the Consolidated Balance Sheets until the property is conveyed and the funds are received. The receivable related to proceeds due from the FHA or the VA totaled $58 million and $50 million at June 30, 2017 and December 31, 2016, respectively.

The Company's recorded investment of nonaccruing loans secured by residential real estate properties for which formal foreclosure proceedings are in process at June 30, 2017 and December 31, 2016 was $98 million and $85 million, respectively. The Company's recorded investment of accruing loans secured by residential real estate properties for which formal foreclosure proceedings are in process at June 30, 2017 and December 31, 2016 was $112 million and $122 million, of which $107 million and $114 million were insured by the FHA or guaranteed by the VA, respectively.

At June 30, 2017, OREO included $52 million of foreclosed residential real estate properties and $7 million of foreclosed commercial real estate properties, with the remaining $2 million related to land.
At December 31, 2016, OREO included $50 million of foreclosed residential real estate properties and $7 million of foreclosed commercial real estate properties, with the remaining $3 million related to land.

Notes to Consolidated Financial Statements (Unaudited), continued

Restructured Loans
A TDR is a loan for which the Company has granted an economic concession to a borrower, in response to certain instances of financial difficulty experienced by the borrower, that the Company would not have considered otherwise. When a loan is modified under the terms of a TDR, the Company typically offers the borrower an extension of the loan maturity date and/or a reduction in the original contractual interest rate. In certain situations, the Company may offer to restructure a loan in a manner that ultimately results in the forgiveness of a contractually specified principal balance.
At June 30, 2017 and December 31, 2016, the Company had $3 million and $29 million, respectively, of commitments to lend additional funds to debtors whose terms have been modified in a TDR. The number and amortized cost of loans modified under the terms of a TDR, by type of modification, are presented in the following tables:

	Three Months Ended June 30, 2017 [1]
(Dollars in millions)	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	37	$—	$39	$39
Residential loans:
Residential mortgages - nonguaranteed	45	7	2	9
Residential home equity products	621	—	61	61
Consumer loans:
Other direct	180	—	2	2
Indirect	750	—	18	18
Credit cards	244	1	—	1
Total TDR additions	1,877	$8	$122	$130
1 Includes loans modified under the terms of a TDR that were charged-off during the period.

	Six Months Ended June 30, 2017 [1]
(Dollars in millions)	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	60	$—	$79	$79
Residential loans:
Residential mortgages - nonguaranteed	78	11	4	15
Residential home equity products	1,275	—	128	128
Consumer loans:
Other direct	290	—	4	4
Indirect	1,296	—	32	32
Credit cards	433	2	—	2
Total TDR additions	3,432	$13	$247	$260
1 Includes loans modified under the terms of a TDR that were charged-off during the period.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended June 30, 2016 [1]
(Dollars in millions)	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	18	$—	$44	$44
Residential loans:
Residential mortgages - nonguaranteed	117	26	6	32
Residential home equity products	770	2	75	77
Consumer loans:
Other direct	9	—	—	—
Indirect	398	—	10	10
Credit cards	183	1	—	1
Total TDR additions	1,495	$29	$135	$164
1 Includes loans modified under the terms of a TDR that were charged-off during the period.

	Six Months Ended June 30, 2016 [1]
(Dollars in millions)	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	29	$—	$46	$46
Commercial construction	1	—	—	—
Residential loans:
Residential mortgages - nonguaranteed	237	58	8	66
Residential home equity products	1,461	9	127	136
Consumer loans:
Other direct	32	—	1	1
Indirect	866	—	21	21
Credit cards	352	1	—	1
Total TDR additions	2,978	$68	$203	$271
1 Includes loans modified under the terms of a TDR that were charged-off during the period.

TDRs that have defaulted during the three and six months ended June 30, 2017 and 2016 that were first modified within the previous 12 months were immaterial. The majority of loans that were modified and subsequently became 90 days or more delinquent have remained on nonaccrual status since the time of delinquency.

Concentrations of Credit Risk
The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. However, a geographic concentration arises because the Company operates primarily within Florida, Georgia, Maryland, North Carolina, and Virginia. The Company engages in limited international banking activities. The Company’s total cross-border outstanding loans were $1.6 billion and $2.2 billion at June 30, 2017 and December 31, 2016, respectively.

With respect to collateral concentration, at June 30, 2017, the Company owned $38.6 billion in loans secured by residential real estate, representing 27% of total LHFI. Additionally, the Company had $10.2 billion in commitments to extend credit on home equity lines and $4.5 billion in residential mortgage loan commitments outstanding at June 30, 2017. At December 31, 2016, the Company owned $39.0 billion in loans secured by residential real estate, representing 27% of total LHFI, and had $10.3 billion in commitments to extend credit on home equity lines and $4.2 billion in residential mortgage loan commitments outstanding. At both June 30, 2017 and December 31, 2016, 1% of residential loans owned were guaranteed by a federal agency or a GSE, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 7 - ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the unfunded commitments reserve. Activity in the allowance for credit losses is summarized in the following table:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2017	2016	2017	2016
Balance, beginning of period	$1,783	$1,831	$1,776	$1,815
Provision for loan losses	87	141	204	243
Provision for unfunded commitments	3	5	5	3
Loan charge-offs	(101)	(167)	(248)	(278)
Loan recoveries	31	30	66	57
Balance, end of period	$1,803	$1,840	$1,803	$1,840

Components:
ALLL			$1,731	$1,774
Unfunded commitments reserve [1]			72	66
Allowance for credit losses			$1,803	$1,840
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.

Activity in the ALLL by loan segment is presented in the following tables:

	Three Months Ended June 30, 2017
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance, beginning of period	$1,120	$354	$240	$1,714
Provision/(benefit) for loan losses	39	(2)	50	87
Loan charge-offs	(26)	(26)	(49)	(101)
Loan recoveries	7	11	13	31
Balance, end of period	$1,140	$337	$254	$1,731

	Three Months Ended June 30, 2016
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance, beginning of period	$1,123	$467	$180	$1,770
Provision/(benefit) for loan losses	114	(4)	31	141
Loan charge-offs	(99)	(33)	(35)	(167)
Loan recoveries	9	9	12	30
Balance, end of period	$1,147	$439	$188	$1,774

	Six Months Ended June 30, 2017
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance, beginning of period	$1,124	$369	$216	$1,709
Provision for loan losses	84	4	116	204
Loan charge-offs	(89)	(55)	(104)	(248)
Loan recoveries	21	19	26	66
Balance, end of period	$1,140	$337	$254	$1,731

	Six Months Ended June 30, 2016
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance, beginning of period	$1,047	$534	$171	$1,752
Provision/(benefit) for loan losses	212	(37)	68	243
Loan charge-offs	(131)	(73)	(74)	(278)
Loan recoveries	19	15	23	57
Balance, end of period	$1,147	$439	$188	$1,774

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

The Company’s LHFI portfolio and related ALLL is presented in the following tables:

	June 30, 2017
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	ALLL	Carrying Value	ALLL	Carrying Value	ALLL	Carrying Value	ALLL
Individually evaluated	$282	$36	$2,500	$197	$177	$8	$2,959	$241
Collectively evaluated	77,498	1,104	35,918	140	27,679	246	141,095	1,490
Total evaluated	77,780	1,140	38,418	337	27,856	254	144,054	1,731
LHFI at fair value	—	—	214	—	—	—	214	—
Total LHFI	$77,780	$1,140	$38,632	$337	$27,856	$254	$144,268	$1,731

	December 31, 2016
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	ALLL	Carrying Value	ALLL	Carrying Value	ALLL	Carrying Value	ALLL
Individually evaluated	$382	$33	$2,518	$215	$168	$7	$3,068	$255
Collectively evaluated	77,842	1,091	36,250	154	25,916	209	140,008	1,454
Total evaluated	78,224	1,124	38,768	369	26,084	216	143,076	1,709
LHFI at fair value	—	—	222	—	—	—	222	—
Total LHFI	$78,224	$1,124	$38,990	$369	$26,084	$216	$143,298	$1,709

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
As discussed in Note 17, "Business Segment Reporting," the Company realigned its business segment structure from three segments to two segments in the second quarter of 2017. As a result, the Company reassessed the composition of its goodwill reporting units and combined the Consumer Banking and Private Wealth Management reporting unit and Mortgage Banking reporting unit into a single Consumer goodwill reporting unit. The Mortgage Banking reporting unit did not have any associated goodwill prior to this change. The composition of the Wholesale Banking reporting unit was not impacted by the business segment structure realignment.
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
The Company performed a qualitative goodwill assessment in the first and second quarters of 2017, considering changes in key assumptions, other events, and circumstances occurring since the most recent goodwill impairment analysis performed as of October 1, 2016. The Company concluded, based on the totality of factors observed, that it is not more-likely-than-not that the fair values of its reportable segments are less than their respective carrying values. Accordingly, goodwill was not required to be quantitatively tested for impairment during the six months ended June 30, 2017.
Changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2017 are presented in the following table. There were no material changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2016.

(Dollars in millions)	Consumer	Wholesale	Total
Balance, January 1, 2017	$4,262	$2,075	$6,337
Measurement period adjustment related to the acquisition of Pillar	—	1	1
Balance, June 30, 2017	$4,262	$2,076	$6,338

Notes to Consolidated Financial Statements (Unaudited), continued

Other Intangible Assets
Changes in the carrying amounts of other intangible assets for the six months ended June 30 are presented in the following table:

(Dollars in millions)	MSRs - Fair Value	Other	Total
Balance, January 1, 2017	$1,572	$85	$1,657
Amortization [1]	—	(10)	(10)
Servicing rights originated	162	7	169
Changes in fair value:
Due to changes in inputs and assumptions [2]	(16)	—	(16)
Other changes in fair value [3]	(109)	—	(109)
Servicing rights sold	(1)	—	(1)
Other [4]	—	(1)	(1)
Balance, June 30, 2017	$1,608	$81	$1,689

Balance, January 1, 2016	$1,307	$18	$1,325
Amortization [1]	—	(4)	(4)
Servicing rights originated	110	—	110
Servicing rights purchased	77	—	77
Changes in fair value:
Due to changes in inputs and assumptions [2]	(333)	—	(333)
Other changes in fair value [3]	(99)	—	(99)
Servicing rights sold	(1)	—	(1)
Balance, June 30, 2016	$1,061	$14	$1,075
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
4 Represents the first quarter of 2017 measurement period adjustment on other intangible assets acquired previously in the Pillar acquisition.

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

Residential Mortgage Servicing Rights
Income earned by the Company on its residential MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs. Such income earned for the three and six months ended June 30, 2017 was $101 million and $202 million, respectively, and $92 million and $179 million for the three and six months ended June 30, 2016, respectively. These amounts are reported in mortgage servicing related income in the Consolidated Statements of Income.
At June 30, 2017 and December 31, 2016, the total UPB of residential mortgage loans serviced was $165.6 billion and

$160.2 billion, respectively. Included in these amounts at June 30, 2017 and December 31, 2016 were $136.1 billion and $129.6 billion, respectively, of loans serviced for third parties. The Company purchased MSRs on residential loans with a UPB of $8.1 billion during the six months ended June 30, 2016. No MSRs on residential loans were purchased during the six months ended June 30, 2017. During the six months ended June 30, 2017 and 2016, the Company sold MSRs on residential loans, at a price approximating their fair value, with a UPB of $217 million and $351 million, respectively.
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

Notes to Consolidated Financial Statements (Unaudited), continued

A summary of the key inputs used to estimate the fair value of the Company’s residential MSRs at June 30, 2017 and December 31, 2016, and the sensitivity of the fair values to immediate 10% and 20% adverse changes in those inputs, are presented in the following table.

(Dollars in millions)	June 30, 2017	December 31, 2016
Fair value of MSRs	$1,608	$1,572
Prepayment rate assumption (annual)	13%	9%
Decline in fair value from 10% adverse change	$83	$50
Decline in fair value from 20% adverse change	159	97
Option adjusted spread (annual)	4%	8%
Decline in fair value from 10% adverse change	$39	$63
Decline in fair value from 20% adverse change	75	122
Weighted-average life (in years)	5.1	7.0
Weighted-average coupon	4.0%	4.0%
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
Income earned by the Company on its consumer loan servicing rights is derived primarily from contractually specified servicing fees and other ancillary fees. Such income earned was immaterial for both the three and six months ended June 30, 2017, and was $2 million and $4 million for the three and six months ended June 30, 2016, respectively, reported in other noninterest income in the Consolidated Statements of Income.
At June 30, 2017 and December 31, 2016, the total UPB of consumer indirect loans serviced for third parties was $389 million and $512 million, respectively. No consumer loan servicing rights were purchased or sold during the six months ended June 30, 2017 and 2016.
Consumer loan servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The Company calculates the fair value of consumer servicing rights using a discounted cash flow model. At June 30, 2017 and December 31, 2016, the amortized cost of the Company's consumer loan servicing rights was $2 million and $4 million, respectively.

Commercial Mortgage Servicing Rights
In December 2016, the Company completed the acquisition of substantially all of the assets of the operating subsidiaries of Pillar, and as a result, the Company recognized a $62 million servicing asset. See Note 2, "Acquisitions/Dispositions," to the Company's 2016 Annual Report on Form 10-K for additional information on the Pillar acquisition.
Income earned by the Company on its commercial mortgage servicing rights is derived primarily from contractually specified servicing fees and other ancillary fees. Such income earned for the three and six months ended June 30, 2017 was $6 million and $11 million, respectively, and is reported in commercial real estate related income in the Consolidated Statements of Income. There was no income earned on commercial mortgage servicing rights for the three and six months ended June 30, 2016.
The Company also earns income from subservicing certain third party commercial mortgages for which the Company does not own servicing rights. Such income earned for the three and six months ended June 30, 2017 was $4 million and $8 million, respectively, and is reported in commercial real estate related income in the Consolidated Statements of Income. There was no income earned from such subservicing arrangements for the three and six months ended June 30, 2016.
At June 30, 2017 and December 31, 2016, the total UPB of commercial mortgage loans serviced for third parties was $30.3 billion and $27.7 billion, respectively. Included in these amounts at June 30, 2017 and December 31, 2016 were $5.1 billion and $4.8 billion, respectively, of loans serviced for third parties for which the Company owns servicing rights, and $25.2 billion and $22.9 billion, respectively, of loans subserviced for third parties for which the Company does not own servicing rights. No commercial mortgage servicing rights were purchased or sold during the six months ended June 30, 2017 and 2016.
Commercial mortgage servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The Company calculates the fair value of commercial servicing rights based on the present value of estimated future net servicing income, considering prepayment projections and other assumptions. Impairment, if any, is recognized when the carrying value of the servicing asset exceeds the fair value at the measurement date. The amortized cost of the Company's commercial mortgage servicing rights were $60 million and $62 million at June 30, 2017 and December 31, 2016, respectively.
A summary of the key inputs used to estimate the fair value of the Company’s commercial servicing rights at June 30, 2017 and December 31, 2016, are presented in the following table.

(Dollars in millions)	June 30, 2017	December 31, 2016
Fair value of commercial mortgage servicing rights	$64	$62
Discount rate (annual)	12%	12%
Prepayment rate assumption (annual)	7	6
Weighted-average life (in years)	7.1	7.0

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 9 - CERTAIN TRANSFERS OF FINANCIAL ASSETS AND VARIABLE INTEREST ENTITIES
The Company has transferred loans and securities in sale or securitization transactions for which the Company retains certain beneficial interests, servicing rights, and/or recourse. These transfers of financial assets include certain residential mortgage loans, commercial and corporate loans, and consumer loans, as discussed in the following section, "Transfers of Financial Assets." Cash receipts on beneficial interests held related to these transfers were $4 million and $5 million for the three and six months ended June 30, 2017, and $3 million and $5 million for the three and six months ended June 30, 2016, respectively. The servicing fees related to these asset transfers (excluding servicing fees for residential and commercial mortgage loan transfers to GSEs, which are discussed in Note 8, “Goodwill and Other Intangible Assets”) were immaterial for the three and six months ended June 30, 2017 and 2016.
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
Except as specifically noted herein, the Company is not required to provide additional financial support to any of the entities to which the Company has transferred financial assets, nor has the Company provided any support it was not otherwise obligated to provide. No events occurred during the six months ended June 30, 2017 that changed the Company’s previous conclusions regarding whether it is the primary beneficiary of the VIEs described herein. Furthermore, no events occurred during the six months ended June 30, 2017 that changed the Company’s sale conclusion with regards to previously transferred residential mortgage loans, indirect auto loans, student loans, or commercial and corporate loans.
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

The Company sold residential mortgage loans to Ginnie Mae, Fannie Mae, and Freddie Mac (collectively, "the Agencies"), which resulted in pre-tax net gains of $83 million and $79 million for the three and six months ended June 30, 2017 and pre-tax net gains of $90 million and $158 million for the three and six months ended June 30, 2016, respectively. Net gains/losses on the sale of residential mortgage loans are recorded at inception of the associated IRLCs and reflect the change in value of the loans resulting from changes in interest rates from the time the Company enters into the related IRLCs with borrowers, but do not include the results of hedging activities initiated by the Company to mitigate this market risk. See Note 14, "Derivative Financial Instruments," for further discussion of the Company's hedging activities. The Company has made certain representations and warranties with respect to the transfer of these loans. See Note 13, “Guarantees,” for additional information regarding representations and warranties.
In a limited number of securitizations, the Company has received securities in addition to cash in exchange for the transferred loans, while also retaining servicing rights. The securities received are measured at fair value and classified as securities AFS. At June 30, 2017 and December 31, 2016, the fair value of securities received totaled $27 million and $30 million, respectively.
The Company evaluates securitization entities in which it has a VI for potential consolidation under the VIE consolidation model. Notwithstanding the Company's role as servicer, the Company typically does not have power over the securitization entities as a result of rights held by the master servicer. In certain transactions, the Company does have power as the servicer, but does not have an obligation to absorb losses, or the right to receive benefits, that could potentially be significant. In all such cases, the Company does not consolidate the securitization entity. Total assets of the unconsolidated entities in which the Company has a VI were $180 million and $203 million at June 30, 2017 and December 31, 2016, respectively.
The Company’s maximum exposure to loss related to these unconsolidated residential mortgage loan securitizations is comprised of the loss of value of any interests it retains, which was $26 million and $30 million at June 30, 2017 and December 31, 2016, respectively, and any repurchase obligations or other losses it incurs as a result of any guarantees related to these securitizations, which is discussed further in Note 13, “Guarantees.”
Commercial and Corporate Loans
In connection with the Pillar acquisition completed in December 2016, the Company acquired licenses and approvals to originate and sell certain commercial mortgage loans to Fannie Mae and Freddie Mac, to originate FHA insured loans, and to issue and sell Ginnie Mae commercial MBS backed by FHA insured loans. The Company transferred commercial loans to these Agencies, which resulted in pre-tax net gains of $5 million and $14 million for the three and six months ended June 30, 2017. The loans are exchanged for cash or securities that are readily redeemable for cash, with servicing rights retained. The Company has made certain representations and warranties with respect to the transfer of these loans and has entered into a loss share guarantee related

Notes to Consolidated Financial Statements (Unaudited), continued

to certain loans transferred to Fannie Mae. See Note 13, “Guarantees,” for additional information regarding the commercial mortgage loan loss share guarantee.
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

Consumer Loans
Guaranteed Student Loans
The Company has securitized government-guaranteed student loans through a transfer of loans to a securitization entity and retained the residual interest in the entity. The Company concluded that this entity should be consolidated because the Company has (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses, and the right to receive benefits, that could potentially be significant. At June 30, 2017 and December 31, 2016, the Company’s Consolidated Balance Sheets reflected $207 million and $225 million of assets held by the securitization entity and $204 million and $222 million of debt issued by the entity, respectively, inclusive of related accrued interest.
To the extent that the securitization entity incurs losses on its assets, the securitization entity has recourse to the guarantor of the underlying loan, which is backed by the Department of Education up to a maximum guarantee of 98%, or in the event of death, disability, or bankruptcy, 100%. When not fully guaranteed, losses reduce the amount of available cash payable to the Company as the owner of the residual interest. To the extent that losses result from a breach of servicing responsibilities, the Company, which functions as the master servicer, may be required to repurchase the defaulted loan(s) at par value. If the breach was caused by the subservicer, the Company would seek reimbursement from the subservicer up to the guaranteed amount. The Company’s maximum exposure to loss related to the securitization entity would arise from a breach of its servicing responsibilities. To date, loss claims filed with the guarantor that have been denied due to servicing errors have either been, or are in the process of, being cured, or reimbursement has been provided to the Company by the subservicer, or in limited cases, absorbed by the Company.

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
To the extent that losses on the transferred loans are the result of a breach of representations and warranties related to either the initial transfer or the Company's ongoing servicing responsibilities, the Company may be obligated to either cure the breach or repurchase the affected loans. The Company’s maximum exposure to loss related to the loans transferred to the securitization entity would arise from a breach of representations and warranties and/or a breach of the Company's servicing obligations. Potential losses suffered by the securitization entity that the Company may be liable for are limited to approximately $392 million, which reflects the total remaining UPB of transferred loans and the carrying value of the servicing asset.

Notes to Consolidated Financial Statements (Unaudited), continued

The Company's total managed loans, including the LHFI portfolio and other transferred loans (securitized and unsecuritized), are presented in the following table by portfolio balance and delinquency status (accruing loans 90 days or more past due and all nonaccrual loans) at June 30, 2017 and December 31, 2016, as well as the related net charge-offs for the three and six months ended June 30, 2017 and 2016.

	Portfolio Balance		Past Due and Nonaccrual		Net Charge-offs
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	Three Months Ended June 30				Six Months Ended June 30
(Dollars in millions)					2017		2016		2017		2016
LHFI portfolio:
Commercial	$77,780	$78,224	$336	$426	$19		$90		$68		$112
Residential	38,632	38,990	714	758	15		24		36		58
Consumer	27,856	26,084	955	949	36		23		78		51
Total LHFI portfolio	144,268	143,298	2,005	2,133	70		137		182		221
Managed securitized loans [1]:
Commercial [2]	5,137	4,761	—	—	—		—		—		—
Residential	133,563	126,641	110	114	1	[3]	2	[3]	3	[3]	4	[3]
Consumer	389	512	—	1	—		—		1		2
Total managed securitized loans	139,089	131,914	110	115	1		2		4		6
Managed unsecuritized loans [4]	2,552	2,985	382	438	—		—		—		—
Total managed loans	$285,909	$278,197	$2,497	$2,686	$71		$139		$186		$227
1 Excludes loans that have completed the foreclosure or short sale process (i.e., involuntary prepayments).
2 Comprised of commercial mortgages sold through Fannie Mae, Freddie Mac, and Ginnie Mae securitizations, whereby servicing has been retained by the Company.
3 Net charge-offs are associated with $364 million and $410 million of managed securitized residential loans at June 30, 2017 and December 31, 2016, respectively. Net charge-off data is not reported to the Company for the remaining balance of $133.2 billion and $126.2 billion of managed securitized residential loans at June 30, 2017 and December 31, 2016, respectively.
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
Total Return Swaps
At June 30, 2017 and December 31, 2016, the outstanding notional amounts of the Company's VIE-facing TRS contracts were $2.4 billion and $2.1 billion, and related senior financing outstanding to VIEs were $2.5 billion and $2.1 billion, respectively. These financings were measured at fair value and classified within trading assets and derivative instruments on the Consolidated Balance Sheets. The Company entered into client-facing TRS contracts of the same outstanding notional amounts. The notional amounts of the TRS contracts with VIEs represent the Company’s maximum exposure to loss, although this exposure has been mitigated via the TRS contracts with third party clients. For additional information on the Company’s TRS contracts and its involvement with these VIEs, see Note 14, “Derivative Financial Instruments,” in this Form 10-Q, as well as Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," to the Company's 2016 Annual Report on Form 10-K.

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

In limited circumstances, the Company owns both the limited partner and general partner interests, in which case the related partnerships are not considered VIEs and are consolidated by the Company. During the six months ended June 30, 2017, two community development properties with a total carrying value of $1 million were sold for gains of $4 million, and at June 30, 2017 the Company no longer owned consolidated community development properties. No such properties were sold during the three months ended June 30, 2017 or the six months ended June 30, 2016.
The Company has concluded that it is not the primary beneficiary of affordable housing partnerships when it invests as a limited partner and there is a third party general partner. The investments are accounted for in accordance with the accounting guidance for investments in affordable housing projects. The general partner, or an affiliate of the general partner, often provides guarantees to the limited partner, which protects the Company from construction and operating losses and tax credit allocation deficits. Assets of $2.1 billion and $1.7 billion in these and other community development partnerships were not included in the Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, respectively. The Company's limited partner interests had carrying values of $884 million and $780 million at June 30, 2017 and December 31, 2016, respectively, and are recorded in other assets on the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss for these investments totaled $1.2 billion and $1.1 billion at June 30, 2017 and December 31, 2016, respectively. The Company’s maximum exposure to loss would result from the loss of its limited partner investments, net of liabilities, along with $327

Notes to Consolidated Financial Statements (Unaudited), continued

million and $306 million of loans, interest-rate swap fair value exposures, or letters of credit issued by the Company to the entities at June 30, 2017 and December 31, 2016, respectively. The remaining exposure to loss is primarily attributable to unfunded equity commitments that the Company is required to fund if certain conditions are met.
The Company also owns noncontrolling interests in funds whose purpose is to invest in community developments. At June 30, 2017 and December 31, 2016, the Company's investment in these funds totaled $226 million and $200 million, respectively. The Company's maximum exposure to loss on its investment in these funds is comprised of its equity investments in the funds, loans issued, and any additional unfunded equity commitments, which totaled $606 million and $562 million at June 30, 2017 and December 31, 2016, respectively.
During the three and six months ended June 30, 2017, the Company recognized $25 million and $50 million of tax credits for qualified affordable housing projects, and $25 million and $49 million of amortization on these qualified affordable housing projects, respectively. During the three and six months ended June 30, 2016, the Company recognized $19 million and $38 million of tax credits for qualified affordable housing projects, and $19 million and $38 million of amortization on these qualified affordable housing projects, respectively. These tax credits and amortization, net of the related tax benefits, are recorded in the provision for income taxes.
Certain of the Company's community development investments do not qualify as affordable housing projects for accounting purposes. The Company recognized tax credits for these investments of $19 million and $35 million during the three and six months ended June 30, 2017, and $15 million and $29 million during the three and six months ended June 30, 2016, respectively, in the provision for income taxes. Amortization recognized on these investments totaled $14 million and $26 million during the three and six months ended June 30, 2017, and $11 million and $20 million during the three and six months ended June 30, 2016, respectively, in amortization in the Company's Consolidated Statements of Income.

NOTE 10 – NET INCOME PER COMMON SHARE
Equivalent shares of less than 1 million and 8 million related to common stock options and common stock warrants outstanding at June 30, 2017 and 2016, respectively, were excluded from the computations of diluted net income per average common share because they would have been anti-dilutive.

Reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding are presented in the following table.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars and shares in millions, except per share data)	2017	2016	2017	2016
Net income	$528	$492	$995	$939
Preferred dividends	(23)	(17)	(39)	(33)
Net income available to common shareholders	$505	$475	$956	$906

Average basic common shares	483	501	486	503
Effect of dilutive securities:
Stock options	1	2	1	2
Restricted stock, RSUs, and warrants	4	3	5	3
Average diluted common shares	488	506	492	508

Net income per average common share - diluted	$1.03	$0.94	$1.94	$1.78
Net income per average common share - basic	1.05	0.95	1.97	1.80

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 11 - INCOME TAXES
For the three months ended June 30, 2017 and 2016, the provision for income taxes was $222 million and $201 million, representing effective tax rates of 30% and 29%, respectively. The effective tax rates for the three months ended June 30, 2017 and 2016 were favorably impacted by net discrete income tax benefits related primarily to share-based compensation of less than $1 million and $9 million, respectively. For the six months ended June 30, 2017 and 2016, the provision for income taxes was $381 million and $396 million, representing effective tax rates of 28% and 30%, respectively. The effective tax rates for the six months ended June 30, 2017 and 2016 were favorably impacted by net discrete income tax benefits related primarily to share-based compensation of $23 million and $9 million, respectively.

The provision for income taxes includes both federal and state income taxes and differs from the provision using statutory rates due primarily to favorable permanent tax items such as interest income from lending to tax-exempt entities, tax credits from community reinvestment activities, and amortization expense related to qualified affordable housing investment costs. The Company calculated the provision for income taxes for the three and six months ended June 30, 2017 and 2016 by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusting for discrete items that occurred during the period.

NOTE 12 - EMPLOYEE BENEFIT PLANS
The Company sponsors various compensation and benefit programs to attract and retain talent. Aligned with a pay for performance culture, the Company's plans and programs include short-term incentives, AIP, and various LTI plans. See Note 15,

“Employee Benefit Plans,” to the Company's 2016 Annual Report on Form 10-K for additional information regarding the Company's employee benefit plans.

Stock-based compensation expense recognized in noninterest expense consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2017	2016	2017	2016
RSUs	$16	$12	$50	$30
Phantom stock units [1]	16	17	40	24
Restricted stock	—	—	—	2
Total stock-based compensation	$32	$29	$90	$56

Stock-based compensation tax benefit	$12	$11	$34	$21
1 Phantom stock units are settled in cash.

Components of net periodic benefit related to the Company's pension and other postretirement benefits plans are presented in the following table:

	Pension Benefits [1]				Other Postretirement Benefits
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$1	$1	$3	$3	$—	$—	$—	$—
Interest cost	24	24	47	49	—	—	1	1
Expected return on plan assets	(49)	(46)	(97)	(93)	(1)	(1)	(3)	(2)
Amortization of prior service credit	—	—	—	—	(1)	(1)	(3)	(3)
Amortization of actuarial loss	6	6	12	12	—	—	—	—
Net periodic benefit	($18)	($15)	($35)	($29)	($2)	($2)	($5)	($4)
1 Administrative fees are recognized in service cost for each of the periods presented.

In the second quarter of 2017, the Company amended its NCF Retirement Plan in accordance with its decision to terminate the pension plan effective as of July 31, 2017. The NCF pension plan termination is expected to be completed by the end of 2018 and the Company is in process of evaluating the impact of the termination and expected future settlement accounting on its Consolidated Financial Statements and related disclosures.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 13 – GUARANTEES
The Company has undertaken certain guarantee obligations in the ordinary course of business. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform and make future payments should certain triggering events occur. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or through provision of the Company’s services. The following is a discussion of the guarantees that the Company has issued at June 30, 2017. The Company has also entered into certain contracts that are similar to guarantees, but that are accounted for as derivative instruments as discussed in Note 14, “Derivative Financial Instruments.”

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
At June 30, 2017 and December 31, 2016, the Company's maximum potential exposure for issued financial and performance standby letters of credit was $2.8 billion and $2.9 billion, respectively. The Company’s outstanding letters of credit generally have a term of more than one year. Some standby letters of credit are designed to be drawn upon in the normal course of business and others are drawn upon only in circumstances of dispute or default in the underlying transaction to which the Company is not a party. In all cases, the Company is entitled to reimbursement from the client. If a letter of credit is drawn upon and reimbursement is not provided by the client, the Company may take possession of the collateral securing the letter of credit, where applicable.
The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with its credit policies. Consistent with the methodologies used for all commercial borrowers, an internal assessment of the PD and loss severity in the event of default is performed. The management of credit risk for letters of credit leverages the risk rating process to focus greater visibility on higher risk and/or higher dollar letters of credit. The allowance for credit losses associated with letters of credit is a component of the unfunded commitments reserve recorded in other liabilities on the Consolidated Balance Sheets and is included in the allowance for credit losses as disclosed in Note 7, “Allowance for Credit Losses.” Additionally, unearned fees relating to letters of credit are recorded in other liabilities on the Consolidated Balance Sheets. The net carrying amount of unearned fees was immaterial at both June 30, 2017 and December 31, 2016.

Loan Sales and Servicing
STM, a consolidated subsidiary of the Company, originates and purchases residential mortgage loans, a portion of which are sold to outside investors in the normal course of business through a combination of whole loan sales to GSEs, Ginnie Mae, and non-

agency investors. In connection with the December 2016 acquisition of Pillar, the Company also originates and sells certain commercial mortgage loans to Fannie Mae and Freddie Mac, originates FHA insured loans, and issues and sells Ginnie Mae commercial MBS backed by FHA insured loans.
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
Residential loans sold to Ginnie Mae are insured by the FHA or are guaranteed by the VA. As servicer, the Company may elect to repurchase delinquent loans in accordance with Ginnie Mae guidelines; however, the loans continue to be insured. The Company may also indemnify the FHA and VA for losses related to loans not originated in accordance with their guidelines.
The Company previously reached agreements with Freddie Mac and Fannie Mae that relieve the Company of certain existing and future repurchase obligations related to residential loans sold from 2000-2008 to Freddie Mac and residential loans sold from 2000-2012 to Fannie Mae. The Company experienced significantly fewer repurchase claims and losses related to loans sold since 2009, relative to pre-2009 vintages, as a result of stronger credit performance, more stringent credit guidelines, and underwriting process improvements.
Residential repurchase requests from GSEs, Ginnie Mae, and non-agency investors, for all vintages, are presented in the following table that summarizes demand activity.

	Six Months Ended June 30
(Dollars in millions)	2017	2016
Pending repurchase requests, beginning of period	$14	$17
Repurchase requests received	17	20
Repurchase requests resolved:
Repurchased	(8)	(10)
Cured	(19)	(17)
Total resolved	(27)	(27)
Pending repurchase requests, end of period [1]	$4	$10

Percent from non-agency investors:
Pending repurchase requests, end of period	—%	44.6%
Repurchase requests received	—	—
1 Comprised of $4 million and $6 million from the GSEs, and $0 and $4 million from non-agency investors at June 30, 2017 and 2016, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

The repurchase and make whole requests received have been due primarily to alleged material breaches of representations related to compliance with the applicable underwriting standards, including borrower misrepresentation and appraisal issues. The Company performs a loan-by-loan review of all requests and contests demands to the extent they are not considered valid.
The following table summarizes the changes in the Company’s reserve for residential mortgage loan repurchases:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2017	2016	2017	2016
Balance, beginning of period	$40	$55	$40	$57
Repurchase provision/(benefit)	—	(4)	—	(6)
Balance, end of period	$40	$51	$40	$51

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
The following table summarizes the carrying value of the Company's outstanding repurchased residential mortgage loans:

(Dollars in millions)	June 30, 2017	December 31, 2016
Outstanding repurchased residential mortgage loans:
Performing LHFI	$217	$230
Nonperforming LHFI	12	12
Total carrying value of outstanding repurchased residential mortgages	$229	$242

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

The Company normally retains servicing rights when loans are transferred; however, servicing rights are occasionally sold to third parties. When servicing rights are sold, the Company makes representations and warranties related to servicing standards and obligations, and records a liability for contingent losses in other liabilities on the Consolidated Balance Sheets. This liability, which is separate from the mortgage repurchase reserve and separate from the commercial mortgage loan loss share guarantee described below, totaled $3 million and $7 million at June 30, 2017 and December 31, 2016, respectively.

Commercial Mortgage Loan Loss Share Guarantee
In connection with the December 2016 acquisition of Pillar, the Company assumed a loss share obligation associated with the terms of a master loss sharing agreement with Fannie Mae for multi-family commercial mortgage loans that were sold by Pillar to Fannie Mae under Fannie Mae’s delegated underwriting and servicing program. Upon the acquisition of Pillar, the Company entered into a lender contract amendment with Fannie Mae for multi-family commercial mortgage loans that Pillar sold to Fannie Mae prior to acquisition and that the Company sold to Fannie Mae subsequent to acquisition, whereby the Company bears a risk of loss of up to one-third of the incurred losses resulting from borrower defaults. The breach of any representation or warranty related to a loan sold to Fannie Mae could increase the Company's level of risk-sharing associated with the loan. The outstanding UPB of loans sold subject to the loss share guarantee was $3.1 billion and $2.9 billion at June 30, 2017 and December 31, 2016, respectively. The potential maximum exposure to loss was $870 million and $787 million at June 30, 2017 and December 31, 2016, respectively. Using probability of default and severity of loss estimates, the Company's loss share liability was $7 million and $6 million at June 30, 2017 and December 31, 2016, respectively, and is recorded in other liabilities on the Consolidated Balance Sheets.
Visa
The Company executes credit and debit transactions through Visa and MasterCard. The Company is a defendant, along with Visa and MasterCard (the “Card Associations”), as well as several other banks, in one of several antitrust lawsuits challenging the practices of the Card Associations (the “Litigation”). The Company entered into judgment and loss sharing agreements with Visa and certain other banks in order to apportion financial responsibilities arising from any potential adverse judgment or negotiated settlements related to the Litigation. Additionally, in connection with Visa's restructuring in 2007, shares of Visa common stock were issued to its financial institution members and the Company received its proportionate number of shares of Visa Inc. common stock, which were subsequently converted to Class B shares of Visa Inc. upon completion of Visa’s IPO in 2008. A provision of the original Visa By-Laws, which was restated in Visa's certificate of incorporation, contains a general indemnification provision between a Visa member and Visa that explicitly provides that each member's indemnification obligation is limited to losses arising from its own conduct and the specifically defined Litigation. While the district court approved a class action settlement of the Litigation in 2012, the U.S. Court of Appeals for the Second Circuit reversed the district court's approval of

Notes to Consolidated Financial Statements (Unaudited), continued

the settlement on June 30, 2016. The U.S. Supreme Court denied plaintiffs' petition for certiorari on March 27, 2017, and the case returned to the district court for further action.
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
In May 2009, the Company sold its 3.2 million Class B shares to the Visa Counterparty and entered into a derivative with the Visa Counterparty. Under the derivative, the Visa Counterparty is compensated by the Company for any decline in the conversion factor as a result of the outcome of the

Litigation. Conversely, the Company is compensated by the Visa Counterparty for any increase in the conversion factor. The amount of payments made or received under the derivative is a function of the 3.2 million shares sold to the Visa Counterparty, the change in conversion rate, and Visa’s share price. The Visa Counterparty, as a result of its ownership of the Class B shares, is impacted by dilutive adjustments to the conversion factor of the Class B shares caused by the Litigation losses. Additionally, the Company will make periodic payments based on the notional of the derivative and a fixed rate until the date on which the Litigation is settled. The fair value of the derivative is estimated based on unobservable inputs consisting of management's estimate of the probability of certain litigation scenarios and the timing of the resolution of the Litigation due in large part to the aforementioned decision by the U.S. Court of Appeals for the Second Circuit. The fair value of the derivative liability was $15 million at both June 30, 2017 and December 31, 2016. The fair value of the derivative is estimated based on the Company's expectations regarding the resolution of the Litigation. The ultimate impact to the Company could be significantly different based on the Litigation outcome.

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
When the Company has more than one outstanding derivative transaction with a single counterparty, and there exists a legal right of offset with that counterparty, the Company considers its exposure to the counterparty to be the net fair value of its derivative positions with that counterparty. If the net fair value is positive, then the corresponding asset value also reflects cash collateral held. At June 30, 2017, these net asset positions were $594 million, reflecting $978 million of net derivative gains, adjusted for cash and other collateral of $384 million that

Notes to Consolidated Financial Statements (Unaudited), continued

the Company held in relation to these positions. At December 31, 2016, reported net derivative assets were $774 million, reflecting $1.1 billion of net derivative gains, adjusted for cash and other collateral held of $339 million.
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
For purposes of estimating the Company’s own credit risk on derivative liability positions, the DVA, the Company uses probabilities of default from observable, sector/rating based CDS data. The Company adjusted the net fair value of its derivative contracts for estimates of counterparty credit risk by approximately $6 million at both June 30, 2017 and December 31, 2016. For additional information on the Company's fair value measurements, see Note 15, "Fair Value Election and Measurement."
Currently, the majority of the Company’s derivatives contain contingencies that relate to the creditworthiness of the Bank. These contingencies, which are contained in industry standard master netting agreements, may be considered events of default. Should the Bank be in default under any of these provisions, the Bank’s counterparties would be permitted to close out transactions with the Bank on a net basis, at amounts that would approximate the fair values of the derivatives, resulting in a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. Additionally, certain of the Company’s derivative liability positions, totaling $1.3 billion and $1.1 billion in fair value at June 30, 2017 and December 31, 2016, respectively, contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an ATE that permits the counterparties to close-out net and apply collateral or, where a CSA is present, require the Bank to post additional collateral. At June 30, 2017, the Bank held senior long-term debt credit ratings of Baal/A-/A- from Moody’s, S&P, and Fitch, respectively. At June 30, 2017, ATEs have been triggered for less than $1 million in fair value liabilities. The maximum additional liability that could be triggered from ATEs was approximately $15 million at June 30, 2017. At June 30, 2017, $1.3 billion in fair value of derivative liabilities were subject to CSAs, against which the Bank has posted $1.2 billion in collateral, primarily in the form of cash. If requested by the counterparty pursuant to the terms of the CSA, the Bank would be required to post additional collateral of approximately $1 million against these contracts if the Bank were downgraded to Baa3/BBB-. Further downgrades to Ba1/BB+ or below would require the Bank to post an additional $1 million of collateral.

Notional and Fair Value of Derivative Positions
The following tables present the Company’s derivative positions at June 30, 2017 and December 31, 2016. The notional amounts in the tables are presented on a gross basis and have been classified within derivative assets or derivative liabilities based on the estimated fair value of the individual contract at June 30, 2017 and December 31, 2016. Gross positive and gross negative fair value amounts associated with respective notional amounts are presented without consideration of any netting agreements, including collateral arrangements. Net fair value derivative amounts are adjusted on an aggregate basis, where applicable, to take into consideration the effects of legally enforceable master netting agreements, including any cash collateral received or paid, and are recognized in trading assets and derivative instruments or trading liabilities and derivative instruments on the Consolidated Balance Sheets. For contracts constituting a combination of options that contain a written option and a purchased option (such as a collar), the notional amount of each option is presented separately, with the purchased notional amount generally being presented as a derivative asset and the written notional amount being presented as a derivative liability. For contracts that contain a combination of options, the fair value is generally presented as a single value with the purchased notional amount if the combined fair value is positive, and with the written notional amount if the combined fair value is negative.

Notes to Consolidated Financial Statements (Unaudited), continued

	June 30, 2017
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Derivative instruments designated in cash flow hedging relationships [1]
Interest rate contracts hedging floating rate loans	$2,900	$1	$11,300	$213

Derivative instruments designated in fair value hedging relationships [2]
Interest rate contracts hedging fixed rate debt	2,030	6	2,880	33
Interest rate contracts hedging brokered CDs	60	—	30	—
Total	2,090	6	2,910	33

Derivative instruments not designated as hedging instruments [3]
Interest rate contracts hedging:
MSRs [4]	23,930	160	12,662	162
LHFS, IRLCs [5]	5,304	17	3,604	12
LHFI	90	2	71	2
Trading activity [6]	73,263	1,209	59,977	1,077
Foreign exchange rate contracts hedging trading activity	3,060	90	3,582	90
Credit contracts hedging:
Loans	—	—	465	8
Trading activity [7]	2,447	23	2,464	19
Equity contracts hedging trading activity [6]	16,969	2,264	29,195	2,794
Other contracts:
IRLCs and other [8]	1,749	22	679	17
Commodity derivatives	807	47	727	45
Total	127,619	3,834	113,426	4,226
Total derivative instruments	$132,609	$3,841	$127,636	$4,472

Total gross derivative instruments, before netting		$3,841		$4,472
Less: Legally enforceable master netting agreements		(2,688)		(2,688)
Less: Cash collateral received/paid		(349)		(1,436)
Total derivative instruments, after netting		$804		$348
1 See “Cash Flow Hedges” in this Note for further discussion.
2 See “Fair Value Hedges” in this Note for further discussion.
3 See “Economic Hedging and Trading Activities” in this Note for further discussion.
4 Amount includes $12.0 billion of notional amounts related to interest rate futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.
5 Amount includes $720 million of notional amounts related to interest rate futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.
6 Amounts include $11.7 billion of notional amounts related to interest rate futures and $1.2 billion of notional amounts related to equity futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table. Amounts also include notional amounts related to interest rate swaps hedging fixed rate debt.
7 Asset and liability amounts include $5 million and $12 million, respectively, of notional amounts from purchased and written credit risk participation agreements, whose notional is calculated as the notional of the derivative participated adjusted by the relevant RWA conversion factor.
8 Includes $49 million notional amount that is based on the 3.2 million of Visa Class B shares, the conversion ratio from Class B shares to Class A shares, and the Class A share price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Class B shares in the second quarter of 2009. See Note 13, “Guarantees” for additional information.

Notes to Consolidated Financial Statements (Unaudited), continued

	December 31, 2016
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Derivative instruments designated in cash flow hedging relationships [1]
Interest rate contracts hedging floating rate loans	$6,400	$34	$11,050	$265

Derivative instruments designated in fair value hedging relationships [2]
Interest rate contracts hedging fixed rate debt	600	2	4,510	81
Interest rate contracts hedging brokered CDs	60	—	30	—
Total	660	2	4,540	81

Derivative instruments not designated as hedging instruments [3]
Interest rate contracts hedging:
MSRs [4]	12,165	413	18,774	335
LHFS, IRLCs [5]	11,774	134	8,306	58
LHFI	100	2	36	1
Trading activity [6]	70,599	1,536	67,477	1,401
Foreign exchange rate contracts hedging trading activity	3,231	161	3,360	148
Credit contracts hedging:
Loans	15	—	620	8
Trading activity [7]	2,128	34	2,271	33
Equity contracts hedging trading activity [6]	17,225	2,095	28,658	2,477
Other contracts:
IRLCs and other [8]	2,412	28	668	22
Commodity derivatives	747	75	746	73
Total	120,396	4,478	130,916	4,556
Total derivative instruments	$127,456	$4,514	$146,506	$4,902

Total gross derivative instruments, before netting		$4,514		$4,902
Less: Legally enforceable master netting agreements		(3,239)		(3,239)
Less: Cash collateral received/paid		(291)		(1,265)
Total derivative instruments, after netting		$984		$398
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

Notes to Consolidated Financial Statements (Unaudited), continued

Impact of Derivative Instruments on the Consolidated Statements of Income and Shareholders’ Equity
The impacts of derivative instruments on the Consolidated Statements of Income and the Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2017 and 2016 are presented in the following tables. The impacts are segregated between derivatives that are designated in hedge accounting relationships and those that are used for economic hedging or trading purposes, with further identification of the underlying risks in the derivatives and the hedged items, where appropriate. The tables do not disclose the financial impact of the activities that these derivative instruments are intended to hedge.

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
(Dollars in millions)	Amount of Pre-tax Gain Recognized in OCI on Derivatives(Effective Portion)	Amount of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Pre-tax Gain Recognized in OCI on Derivatives(Effective Portion)	Amount of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)	Classification of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)
Derivative instruments in cash flow hedging relationships:
Interest rate contracts hedging floating rate loans [1]	$76	$11	$51	$34	Interest and fees on loans
1 During the three and six months ended June 30, 2017, the Company also reclassified $16 million and $34 million of pre-tax gains from AOCI into net interest income, respectively. These gains related to hedging relationships that have been terminated and are reclassified into earnings consistent with the pattern of net cash flows expected to be recognized.

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(Dollars in millions)	Amount of Gain on Derivatives Recognized in Income	Amount of Loss on Related Hedged Items Recognized in Income	Amount of Gain/(Loss) Recognized in Income on Hedges (Ineffective Portion)	Amount of Gain on Derivatives Recognized in Income	Amount of Loss on Related Hedged Items Recognized in Income	Amount of Gain Recognized in Income on Hedges (Ineffective Portion)
Derivative instruments in fair value hedging relationships:
Interest rate contracts hedging fixed rate debt [1]	$19	($19)	$—	$8	($7)	$1
Interest rate contracts hedging brokered CDs [1]	—	—	—	—	—	—
Total	$19	($19)	$—	$8	($7)	$1
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives During the Three Months Ended June 30, 2017	Amount of Gain/(Loss) Recognized in Income on Derivatives During the Six Months Ended June 30, 2017
Derivative instruments not designated as hedging instruments:
Interest rate contracts hedging:
MSRs	Mortgage servicing related income	$39	$20
LHFS, IRLCs	Mortgage production related income	(23)	(38)
LHFI	Other noninterest income	(1)	(1)
Trading activity	Trading income	12	23
Foreign exchange rate contracts hedging trading activity	Trading income	(27)	(33)
Credit contracts hedging:
Loans	Other noninterest income	(2)	(2)
Trading activity	Trading income	7	12
Equity contracts hedging trading activity	Trading income	(1)	(1)
Other contracts:
IRLCs and other	Mortgage production related income, Commercial real estate related income	59	104
Commodity derivatives	Trading income	—	1
Total		$63	$85

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
(Dollars in millions)	Amount of Pre-tax Gain Recognized in OCI on Derivatives(Effective Portion)	Amount of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Pre-tax Gain Recognized in OCI on Derivatives(Effective Portion)	Amount of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)	Classification of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)
Derivative instruments in cash flow hedging relationships:
Interest rate contracts hedging floating rate loans [1]	$180	$38	$487	$77	Interest and fees on loans
1 During the three and six months ended June 30, 2016, the Company also reclassified $26 million and $54 million of pre-tax gains from AOCI into net interest income, respectively. These gains related to hedging relationships that have been terminated and are reclassified into earnings consistent with the pattern of net cash flows expected to be recognized.

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
(Dollars in millions)	Amount of Gain on Derivatives Recognized in Income	Amount of Loss on Related Hedged Items Recognized in Income	Amount of Loss Recognized in Income on Hedges (Ineffective Portion)	Amount of Gain on Derivatives Recognized in Income	Amount of Loss on Related Hedged Items Recognized in Income	Amount of Gain/(Loss) Recognized in Income on Hedges (Ineffective Portion)
Derivative instruments in fair value hedging relationships:
Interest rate contracts hedging fixed rate debt [1]	$32	($33)	($1)	$31	($31)	$—
Interest rate contracts hedging brokered CDs [1]	—	—	—	—	—	—
Total	$32	($33)	($1)	$31	($31)	$—
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives During the Three Months Ended June 30, 2016	Amount of Gain/(Loss) Recognized in Income on Derivatives During the Six Months Ended June 30, 2016
Derivative instruments not designated as hedging instruments:
Interest rate contracts hedging:
MSRs	Mortgage servicing related income	$122	$292
LHFS, IRLCs	Mortgage production related income	(65)	(127)
LHFI	Other noninterest income	(1)	(3)
Trading activity	Trading income	(3)	13
Foreign exchange rate contracts hedging trading activity	Trading income	34	16
Credit contracts hedging:
Loans	Other noninterest income	(1)	(2)
Trading activity	Trading income	5	10
Equity contracts hedging trading activity	Trading income	1	3
Other contracts:
IRLCs	Mortgage production related income	124	168
Commodity derivatives	Trading income	1	1
Total		$217	$371

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

The following tables present total gross derivative instrument assets and liabilities at June 30, 2017 and December 31, 2016, which are adjusted to reflect the effects of legally enforceable master netting agreements and cash collateral received or paid when calculating the net amount reported in the Consolidated Balance Sheets. Also included in the tables are financial instrument collateral related to legally enforceable master netting agreements that represents securities collateral received or pledged and customer cash collateral held at third party custodians. These amounts are not offset on the Consolidated Balance Sheets but are shown as a reduction to total derivative instrument assets and liabilities to derive net derivative assets and liabilities. These amounts are limited to the derivative asset/liability balance, and accordingly, do not include excess collateral received/pledged.

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
June 30, 2017
Derivative instrument assets:
Derivatives subject to master netting arrangement or similar arrangement	$3,528	$2,899	$629		$35	$594
Derivatives not subject to master netting arrangement or similar arrangement	22	—	22		—	22
Exchange traded derivatives	291	138	153		—	153
Total derivative instrument assets	$3,841	$3,037	$804	[1]	$35	$769

Derivative instrument liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$4,227	$3,986	$241		$53	$188
Derivatives not subject to master netting arrangement or similar arrangement	107	—	107		—	107
Exchange traded derivatives	138	138	—		—	—
Total derivative instrument liabilities	$4,472	$4,124	$348	[2]	$53	$295

December 31, 2016
Derivative instrument assets:
Derivatives subject to master netting arrangement or similar arrangement	$4,193	$3,384	$809		$48	$761
Derivatives not subject to master netting arrangement or similar arrangement	27	—	27		—	27
Exchange traded derivatives	294	146	148		—	148
Total derivative instrument assets	$4,514	$3,530	$984	[1]	$48	$936

Derivative instrument liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$4,649	$4,358	$291		$33	$258
Derivatives not subject to master netting arrangement or similar arrangement	105	—	105		—	105
Exchange traded derivatives	148	146	2		—	2
Total derivative instrument liabilities	$4,902	$4,504	$398	[2]	$33	$365
1 At June 30, 2017, $804 million, net of $349 million offsetting cash collateral, is recognized in trading assets and derivative instruments within the Company's Consolidated Balance Sheets. At December 31, 2016, $984 million, net of $291 million offsetting cash collateral, is recognized in trading assets and derivative instruments within the Company's Consolidated Balance Sheets.
2 At June 30, 2017, $348 million, net of $1.4 billion offsetting cash collateral, is recognized in trading liabilities and derivative instruments within the Company's Consolidated Balance Sheets. At December 31, 2016, $398 million, net of $1.3 billion offsetting cash collateral, is recognized in trading liabilities and derivative instruments within the Company's Consolidated Balance Sheets.

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
At June 30, 2017 and December 31, 2016, the gross notional amount of purchased CDS contracts designated as trading instruments was $10 million and $135 million, respectively. The fair value of purchased CDS was immaterial at June 30, 2017 and $3 million at December 31, 2016.
The Company has also entered into TRS contracts on loans. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same amount on the matched TRS. To mitigate its credit risk, the Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral if the fair value of the underlying reference assets deteriorates. There were $2.4 billion and $2.1 billion of outstanding TRS notional balances at June 30, 2017 and December 31, 2016, respectively. The fair values of these TRS assets and liabilities at June 30, 2017 were $23 million and $19 million, respectively, and related collateral held at June 30, 2017 was $516 million. The fair values of the TRS assets and liabilities at December 31, 2016 were $34 million and $31 million, respectively, and related collateral held at December 31, 2016 was $450 million. For additional information on the Company's TRS contracts, see Note 9, "Certain Transfers of Financial Assets and Variable Interest Entities," as well as Note 15, "Fair Value Election and Measurement."
The Company writes risk participations, which are credit derivatives, whereby the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on a derivative, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative. The Company manages its payment risk on its risk participations by monitoring the creditworthiness of the obligors, which are all corporations or partnerships, through the normal credit review process that the Company would have performed had it entered into a derivative directly with the obligors. To date, no material losses have been incurred related to the Company’s written risk participations. At June 30, 2017, the remaining terms on these risk participations generally ranged from less than one year to 9.2 years, with a weighted average term on the maximum estimated exposure of 5.7 years. At December 31, 2016, the remaining terms on these risk participations generally ranged from less than one year to thirty-one years, with a weighted average term on the maximum estimated exposure of 8.5 years. The Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $62 million and $95 million at June 30, 2017 and December 31, 2016, respectively. The fair values of the written risk participations were immaterial at both June 30, 2017 and December 31, 2016.

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
Interest rate swaps have been designated as hedging the exposure to the benchmark interest rate risk associated with floating rate loans. At June 30, 2017, the maturities for hedges of floating rate loans ranged from one year to five years, with the weighted average being 4.0 years. At December 31, 2016, the maturities for hedges of floating rate loans ranged from less than one year to six years, with the weighted average being 4.1 years. These hedges have been highly effective in offsetting the designated risks, yielding an immaterial amount of ineffectiveness for the three and six months ended June 30, 2017 and 2016. At June 30, 2017, $38 million of deferred net pre-tax gains on derivative instruments designated as cash flow hedges on floating rate loans recognized in AOCI are expected to be reclassified into net interest income during the next twelve months. The amount to be reclassified into income incorporates the impact from both active and terminated cash flow hedges, including the net interest income earned on the active hedges, assuming no changes in LIBOR. The Company may choose to terminate or de-designate a hedging relationship due to a change in the risk management objective for that specific hedge item, which may arise in conjunction with an overall balance sheet management strategy.
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

The Company enters into CDS to hedge credit risk associated with certain loans held within its Wholesale segment. The Company accounts for these contracts as derivatives, and accordingly, recognizes these contracts at fair value, with changes in fair value recognized in other noninterest income in the Consolidated Statements of Income.
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
Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The Company’s recurring fair value measurements are based on either a requirement to measure such assets and liabilities at fair value or on the Company’s election to measure certain financial assets and liabilities at fair value. Assets and liabilities that are required to be measured at fair value on a recurring basis include trading securities, securities AFS, and derivative financial instruments. Assets and liabilities that the Company has elected to measure at fair value on a recurring basis include MSRs, trading loans, and certain LHFS, LHFI, brokered time deposits, and fixed rate debt issuances.
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

	June 30, 2017
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments [1]	Assets/Liabilities at Fair Value
Assets
Trading assets and derivative instruments:
U.S. Treasury securities	$175	$—	$—	$—	$175
Federal agency securities	—	274	—	—	274
U.S. states and political subdivisions	—	44	—	—	44
MBS - agency	—	559	—	—	559
Corporate and other debt securities	—	595	—	—	595
CP	—	235	—	—	235
Equity securities	32	—	—	—	32
Derivative instruments	291	3,529	21	(3,037)	804
Trading loans	—	3,129	—	—	3,129
Total trading assets and derivative instruments	498	8,365	21	(3,037)	5,847

Securities AFS:
U.S. Treasury securities	4,991	—	—	—	4,991
Federal agency securities	—	292	—	—	292
U.S. states and political subdivisions	—	507	—	—	507
MBS - agency	—	23,961	—	—	23,961
MBS - non-agency residential	—	—	67	—	67
MBS - non-agency commercial	—	668	—	—	668
ABS	—	—	9	—	9
Corporate and other debt securities	—	28	5	—	33
Other equity securities [2]	67	—	547	—	614
Total securities AFS	5,058	25,456	628	—	31,142

LHFS	—	2,154	2	—	2,156
LHFI	—	—	214	—	214
MSRs	—	—	1,608	—	1,608

Liabilities
Trading liabilities and derivative instruments:
U.S. Treasury securities	418	—	—	—	418
Corporate and other debt securities	—	321	—	—	321
Equity securities	3	—	—	—	3
Derivative instruments	138	4,317	17	(4,124)	348
Total trading liabilities and derivative instruments	559	4,638	17	(4,124)	1,090

Brokered time deposits	—	160	—	—	160
Long-term debt	—	765	—	—	765
1 Amounts represent offsetting cash collateral received from, and paid to, the same derivative counterparties, and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists. See Note 14, "Derivative Financial Instruments," for additional information.
2 Includes $63 million of mutual fund investments, $143 million of FHLB of Atlanta stock, $403 million of Federal Reserve Bank of Atlanta stock, and $5 million of other.

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
1 Amounts represent offsetting cash collateral received from, and paid to, the same derivative counterparties, and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists. See Note 14, "Derivative Financial Instruments," for additional information.
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

(Dollars in millions)	Fair Value at June 30, 2017	Aggregate UPB at June 30, 2017	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$3,129	$3,075	$54
LHFS:
Accruing	2,156	2,089	67
LHFI:
Accruing	210	215	(5)
Nonaccrual	4	5	(1)
Liabilities:
Brokered time deposits	160	162	(2)
Long-term debt	765	736	29

(Dollars in millions)	Fair Value at December 31, 2016	Aggregate UPB at December 31, 2016	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,517	$2,488	$29
LHFS:
Accruing	3,540	3,516	24
LHFI:
Accruing	219	225	(6)
Nonaccrual	3	4	(1)
Liabilities:
Brokered time deposits	78	80	(2)
Long-term debt	963	924	39

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present the change in fair value during the three and six months ended June 30, 2017 and 2016 of financial instruments for which the FVO has been elected, as well as for MSRs. The tables do not reflect the change in fair value attributable to related economic hedges that the Company uses to mitigate market-related risks associated with the financial instruments. Generally, changes in the fair value of economic hedges are recognized in trading income, mortgage production related income, mortgage servicing related income, commercial real estate related income, or other noninterest income as appropriate, and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below. The Company’s economic hedging activities are deployed at both the instrument and portfolio level.

	Fair Value Gain/(Loss) for the Three Months Ended June 30, 2017 for Items Measured at Fair Value Pursuant to Election of the FVO					Fair Value Gain/(Loss) for the Six Months Ended June 30, 2017 for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Other Noninterest Income	Total Changes in Fair Values Included in Earnings [2]	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Other Noninterest Income	Total Changes in Fair Values Included in Earnings [2]
Assets:
Trading loans	$6	$—	$—	$—	$6	$8	$—	$—	$—	$8
LHFS	—	11	—	—	11	—	23	—	—	23
LHFI	—	—	—	1	1	—	—	—	1	1
MSRs	—	1	(101)	—	(100)	—	2	(125)	—	(123)
Liabilities:
Brokered time deposits	1	—	—	—	1	2	—	—	—	2
Long-term debt	5	—	—	—	5	11	—	—	—	11
1 Income related to LHFS does not include income from IRLCs. For the three and six months ended June 30, 2017, income related to MSRs includes income recognized upon the sale of loans reported at LOCOM.
2 Changes in fair value for the three and six months ended June 30, 2017 exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, LHFI, brokered time deposits, and long-term debt that have been elected to be measured at fair value are recognized in interest income or interest expense in the Consolidated Statements of Income.

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

U.S. Treasury Securities
The Company estimates the fair value of its U.S. Treasury securities based on quoted prices observed in active markets; as such, these investments are classified as level 1.

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
At December 31, 2016, level 3 AFS municipal securities included an immaterial amount of bonds redeemable with the issuer at par and cannot be traded in the market. As such, no significant observable market data for these instruments was available; therefore, these securities were priced at par. Level 3 AFS municipal securities matured during the second quarter of 2017.
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
Non-agency commercial MBS at June 30, 2017 and December 31, 2016 consists of purchased interests in third party securitizations. These interests have high investment grade ratings, and the Company obtains pricing for these securities from an independent pricing service. The Company has classified these non-agency commercial MBS as level 2, as the Company believes that the independent pricing service relies on observable data in active markets.
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
Corporate and Other Debt Securities
Corporate debt securities are comprised predominantly of senior and subordinate debt obligations of domestic corporations and are classified as level 2. Other debt securities classified as AFS in level 3 at June 30, 2017 and December 31, 2016 include bonds that are redeemable with the issuer at par and cannot be traded in the market. As such, observable market data for these instruments is not available.
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

Notes to Consolidated Financial Statements (Unaudited), continued

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
The Company's derivative instruments classified as level 3 include IRLCs that satisfy the criteria to be treated as derivative financial instruments. The fair value of IRLCs on residential and commercial LHFS, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on the Company’s historical data and reflect the Company’s best estimate of the likelihood that a commitment will result in a closed loan. As pull-through rates increase, the fair value of IRLCs also increases. Servicing value is included in the fair value of IRLCs, and the fair value of servicing is determined by projecting cash flows, which are then discounted to estimate an expected fair value. The fair value of servicing is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. Because these inputs are not transparent in market trades, IRLCs are considered to be level 3 assets. During the three and six months ended June 30, 2017, the Company transferred $70 million and $106 million, respectively, of net IRLCs out of level 3 as the associated loans were closed. During the three and six months ended June 30, 2016, the Company transferred $87 million and $116 million, respectively, of net IRLCs out of level 3 as the associated loans were closed.

Trading Loans
The Company engages in certain businesses whereby electing to measure loans at fair value for financial reporting aligns with the underlying business purpose. Specifically, loans included within this classification include trading loans that are: (i) made or acquired in connection with the Company’s TRS business, (ii) part of the loan sales and trading business within the Company’s Wholesale segment, and (iii) backed by the SBA. See Note 9, "Certain Transfers of Financial Assets and Variable Interest Entities," and Note 14, “Derivative Financial Instruments,” for further discussion of this business. All of these loans are classified as level 2 due to the nature of market data that the Company uses to estimate fair value.
The loans made in connection with the Company’s TRS business are short-term, senior demand loans supported by a pledge agreement granting first priority security interest to the Bank in all the assets held by the borrower, a VIE with assets comprised primarily of corporate loans. While these TRS-related loans do not trade in the market, the Company believes that the par amount of the loans approximates fair value and no unobservable assumptions are used by the Company to value these loans. At June 30, 2017 and December 31, 2016, the Company had $2.5 billion and $2.1 billion of these short-term loans outstanding, measured at fair value, respectively.
The loans from the Company’s sales and trading business are commercial and corporate leveraged loans that are either traded in the market or for which similar loans trade. The Company elected to measure these loans at fair value since they are actively traded. For both of the three and six months ended June 30, 2017 and 2016, the Company recognized an immaterial amount of gains/(losses) in the Consolidated Statements of Income due to changes in fair value attributable to instrument-specific credit risk. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the Company does not believe that trading activity qualifies the loans as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded. At June 30, 2017 and December 31, 2016, $635 million and $356 million, respectively, of loans related to the Company’s trading business were held in inventory.
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

Notes to Consolidated Financial Statements (Unaudited), continued

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
LHFS classified as level 2 are primarily agency loans which trade in active secondary markets and are priced using current market pricing for similar securities, adjusted for servicing, interest rate risk, and credit risk. Non-agency residential mortgages are also included in level 2 LHFS. Transfers of certain residential mortgage LHFS into level 3 during the three and six months ended June 30, 2017 and 2016 were largely due to borrower defaults or the identification of other loan defects impacting the marketability of the loans.
For residential loans that the Company has elected to measure at fair value, the Company recognized an immaterial amount of gains/(losses) in the Consolidated Statements of Income due to changes in fair value attributable to borrower-specific credit risk for both of the three and six months ended June 30, 2017 and 2016. In addition to borrower-specific credit risk, there are other more significant variables that drive changes in the fair values of the loans, including interest rates and general market conditions.
Commercial LHFS
The Company values certain commercial LHFS at fair value based upon observable current market prices for similar loans. These loans are generally transferred to agencies within 90 days of origination. The Company had commitments from agencies to purchase these loans at June 30, 2017 and December 31, 2016; therefore, they are classified as Level 2. Origination fees are recognized within commercial real estate related income in the Consolidated Statements of Income when earned at the time of closing. To mitigate the effect of interest rate risk inherent in entering into IRLCs with borrowers, the Company enters into forward contracts with investors at the same time that it enters into IRLCs with borrowers. The mark-to-market adjustments related to commercial LHFS, IRLCs, and forward contracts are recognized in commercial real estate related income. For commercial loans that the Company has elected to measure at fair value, the Company recognized an immaterial amount of gains/(losses) in the Consolidated Statements of Income due to changes in fair value attributable to borrower-specific credit risk for the three and six months ended June 30, 2017, and no gains/(losses) for the three and six months ended June 30, 2016.
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
Mortgage Servicing Rights
The Company records residential MSR assets at fair value using a discounted cash flow approach. The fair values of residential MSRs are impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. The underlying assumptions and estimated values are corroborated by values received from independent third parties based on their review of the servicing portfolio, and comparisons to market transactions. Because these inputs are not transparent in market trades, MSRs are classified as level 3 assets. For additional information see Note 8, "Goodwill and Other Intangible Assets."
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
On January 1, 2016, the Company partially adopted ASU 2016-01, which requires changes in credit spreads for financial liabilities measured at fair value pursuant to a fair value option to be recognized in OCI. The impact to OCI is determined from the change in credit spreads above LIBOR swap spreads. For the three and six months ended June 30, 2017 and 2016, the impact on AOCI due to changes in credit spreads was immaterial. For

Notes to Consolidated Financial Statements (Unaudited), continued

additional information on the Company's partial adoption of ASU 2016-01, see Note 1, "Significant Accounting Policies."
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
The Company utilizes derivative financial instruments to convert interest rates on its debt from fixed to floating rates. On January 1, 2016, the Company partially adopted ASU 2016-01, which requires changes in credit spreads for certain financial instruments elected to be measured at fair value to be recognized in OCI. The impact to OCI for public debt measured at fair value is determined based on the change in credit spreads above LIBOR swap spreads. For both the three and six months ended June 30, 2017, the impact on AOCI from changes in credit spreads resulted in an immaterial gain, net of tax. For the three and six months ended June 30, 2016, the impact on AOCI from changes in credit spreads resulted in an immaterial loss, net of tax. For additional information on the Company's partial adoption of ASU 2016-01, see Note 1, "Significant Accounting Policies."

The valuation technique and range, including weighted average, of the unobservable inputs associated with the Company's level 3 assets and liabilities are as follows:

	Level 3 Significant Unobservable Input Assumptions
(Dollars in millions)	Fair value June 30, 2017	Valuation Technique	Unobservable Input [1]	Range (weighted average)
Assets
Trading assets and derivative instruments:
Derivative instruments, net [2]	$4	Internal model	Pull through rate	45-100% (79%)
			MSR value	32-158 bps (108 bps)
Securities AFS:
MBS - non-agency residential	67	Third party pricing	N/A
ABS	9	Third party pricing	N/A
Corporate and other debt securities	5	Cost	N/A
Other equity securities	547	Cost	N/A
Residential LHFS	2	Monte Carlo/Discounted cash flow	Option adjusted spread	125-197 bps (153 bps)
			Conditional prepayment rate	3-13 CPR (9 CPR)
			Conditional default rate	0-5 CDR (1.5 CDR)
LHFI	210	Monte Carlo/Discounted cash flow	Option adjusted spread	62-784 bps (181 bps)
			Conditional prepayment rate	2-25 CPR (10 CPR)
			Conditional default rate	0-5 CDR (1.4 CDR)
	4	Collateral based pricing	Appraised value	NM [3]
MSRs	1,608	Monte Carlo/Discounted cash flow	Conditional prepayment rate	7-28 CPR (13 CPR)
			Option adjusted spread	0-108% (4%)
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
3 Not meaningful.

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (other than servicing rights which are disclosed in Note 8, “Goodwill and Other Intangible Assets”). Transfers into and out of the fair value hierarchy levels are assumed to occur at the end of the period in which the transfer occurred. None of the transfers into or out of level 3 have been the result of using alternative valuation approaches to estimate fair values. There were no transfers between level 1 and 2 during the three and six months ended June 30, 2017 and 2016.

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning Balance April 1, 2017	Included in Earnings		OCI		Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items	Transfers into Level 3	Transfers out of Level 3	Fair Value June 30, 2017	Included in Earnings (held at June 30, 2017 1)
Assets
Trading assets:
Derivative instruments, net	$17	$57	[2]	$—		$—	$—	$—	($70)	$—	$—	$4	$18	[2]
Securities AFS:
U.S. states and political subdivisions	4	—		—		—	—	(4)	—	—	—	—	—
MBS - non-agency residential	71	—		1	[3]	—	—	(5)	—	—	—	67	—
ABS	9	—		—		—	—	—	—	—	—	9	—
Corporate and other debt securities	5	—		—		—	—	—	—	—	—	5	—
Other equity securities	515	—		—		32	—	—	—	—	—	547	—
Total securities AFS	604	—		1	[3]	32	—	(9)	—	—	—	628	—

Residential LHFS	6	—		—		—	(6)	—	—	4	(2)	2	—
LHFI	221	1	[4]	—		—	—	(9)	1	—	—	214	1	[4]

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning Balance January 1, 2017	Included in Earnings		OCI		Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items	Transfers into Level 3	Transfers out of Level 3	Fair Value June 30, 2017	Included in Earnings (held at June 30, 2017 1)
Assets
Trading assets:
Derivative instruments, net	$6	$105	[2]	$—		$—	$—	($1)	($106)	$—	$—	$4	$16	[2]
Securities AFS:
U.S. states and political subdivisions	4	—		—		—	—	(4)	—	—	—	—	—
MBS - non-agency residential	74	—		—		—	—	(7)	—	—	—	67	—
ABS	10	—		—		—	—	(1)	—	—	—	9	—
Corporate and other debt securities	5	—		—		—	—	—	—	—	—	5	—
Other equity securities	540	—		1	[3]	75	—	(64)	—	—	(5)	547	—
Total securities AFS	633	—		1	[3]	75	—	(76)	—	—	(5)	628	—

Residential LHFS	12	—		—		—	(20)	—	(2)	14	(2)	2	—
LHFI	222	1	[4]	—		—	—	(15)	2	4	—	214	1	[4]
1 Change in unrealized gains/(losses) included in earnings during the period related to financial assets still held at June 30, 2017.
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

Notes to Consolidated Financial Statements (Unaudited), continued

Non-recurring Fair Value Measurements
The following tables present losses recognized on assets still held at period end, and measured at fair value on a non-recurring basis, for the three and six months ended June 30, 2017 and the year ended December 31, 2016. Adjustments to fair value generally result from the application of LOCOM or through write-downs of individual assets. The tables do not reflect changes in fair value attributable to economic hedges the Company may have used to mitigate interest rate risk associated with LHFS.

		Fair Value Measurements			Losses for the Three Months Ended June 30, 2017	Losses for the Six Months Ended June 30, 2017
(Dollars in millions)	June 30, 2017	Level 1	Level 2	Level 3
LHFI	$96	$—	$—	$96	$—	$—
OREO	22	—	—	22	—	(1)
Other assets	47	—	1	46	(8)	(13)

		Fair Value Measurements			Losses for the Year Ended December 31, 2016
(Dollars in millions)	December 31, 2016	Level 1	Level 2	Level 3
LHFI	$75	$—	$—	$75	$—
OREO	17	—	—	17	(2)
Other assets	112	—	58	54	(36)

Discussed below are the valuation techniques and inputs used in estimating fair values for assets measured at fair value on a non-recurring basis and classified as level 2 and/or 3.
Loans Held for Investment
At June 30, 2017 and December 31, 2016, LHFI consisted primarily of consumer and residential real estate loans discharged in Chapter 7 bankruptcy that had not been reaffirmed by the borrower, as well as nonperforming CRE loans for which specific reserves had been recognized. Cash proceeds from the sale of the underlying collateral is the expected source of repayment for a majority of these loans. Accordingly, the fair value of these loans is derived from the estimated fair value of the underlying collateral, incorporating market data if available. There were no gains/(losses) recognized during the three and six months ended June 30, 2017 or during the year ended December 31, 2016, as the charge-offs related to these loans are a component of the ALLL. Due to the lack of market data for similar assets, all of these loans are classified as level 3.

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
Investments in cost and equity method investments are evaluated for potential impairment based on the expected remaining cash flows to be received from these assets discounted at a market rate that is commensurate with the expected risk, considering relevant Company-specific valuation multiples, where applicable. Based on the valuation methodology and associated unobservable inputs, these investments are classified as level 3. There were no impairment charges recognized on equity investments during the three and six months ended June 30, 2017. During the year ended December 31, 2016, the Company recognized impairment charges of $8 million on its equity investments.
Other repossessed assets comprises repossessed personal property that is measured at fair value less cost to sell. These assets are classified as level 3 as their fair value is determined based on a variety of subjective, unobservable factors. There were no losses recognized in earnings by the Company on other repossessed assets during the three and six months ended June 30, 2017 or during the year ended December 31, 2016, as the impairment charges on repossessed personal property were a component of the ALLL.
The Company monitors the fair value of assets under operating leases where the Company is the lessor and recognizes impairment on the leased asset to the extent the carrying value is not recoverable and is greater than its fair value. Fair value is determined using collateral specific pricing digests, external appraisals, broker opinions, recent sales data from industry equipment dealers, and the discounted cash flows derived from the underlying lease agreement. As market data for similar assets and lease arrangements is available and used in the valuation, these assets are considered level 2. There were no impairment charges recognized during the three and six months ended June 30, 2017 attributable to changes in the fair value of various personal property under operating leases. During the year ended December 31, 2016, the Company recognized impairment charges of $12 million attributable to changes in the fair value of various personal property under operating leases.
Branch properties are classified as level 3, as their fair value is based on market comparables and broker opinions. The Company recognized impairment charges of $6 million and $11 million on branch properties during the three and six months ended June 30, 2017, respectively. During the year ended

Notes to Consolidated Financial Statements (Unaudited), continued

December 31, 2016, the Company recognized impairment charges of $12 million on branch properties.
Land held for sale is recorded at the lesser of carrying value or fair value less cost to sell, and is considered level 3 as its fair value is determined based on market comparables and broker opinions. The Company recognized impairment charges of $2 million on land held for sale during both the three and six months ended June 30, 2017. During the year ended December 31, 2016, the Company recognized impairment charges of $4 million on land held for sale.

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments are as follows:

	June 30, 2017		Fair Value Measurements
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$8,241	$8,241	$8,241	$—	$—	(a)
Trading assets and derivative instruments	5,847	5,847	498	5,328	21	(b)
Securities AFS	31,142	31,142	5,058	25,456	628	(b)
LHFS	2,826	2,826	—	2,820	6	(c)
LHFI, net	142,537	141,999	—	121	141,878	(d)
Financial liabilities:
Deposits	159,873	159,758	—	159,758	—	(e)
Short-term borrowings	7,150	7,150	—	7,150	—	(f)
Long-term debt	10,511	10,610	—	9,831	779	(f)
Trading liabilities and derivative instruments	1,090	1,090	559	514	17	(b)

	December 31, 2016		Fair Value Measurements
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$6,423	$6,423	$6,423	$—	$—	(a)
Trading assets and derivative instruments	6,067	6,067	881	5,158	28	(b)
Securities AFS	30,672	30,672	5,507	24,532	633	(b)
LHFS	4,169	4,178	—	4,161	17	(c)
LHFI, net	141,589	140,516	—	282	140,234	(d)
Financial liabilities:
Deposits	160,398	160,280	—	160,280	—	(e)
Short-term borrowings	4,764	4,764	—	4,764	—	(f)
Long-term debt	11,748	11,779	—	11,051	728	(f)
Trading liabilities and derivative instruments	1,351	1,351	846	483	22	(b)

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

(a)	Cash and cash equivalents are valued at their carrying amounts, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments.

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

Generally, the Company measures fair value for LHFI based on estimated future discounted cash flows using current origination rates for loans with similar terms and credit quality, which derived an estimated value of 101% on the loan portfolio’s net carrying value at both June 30, 2017 and December 31, 2016. The value derived from origination

Notes to Consolidated Financial Statements (Unaudited), continued

rates likely does not represent an exit price; therefore, an incremental market risk and liquidity discount was applied when estimating the fair value of these loans. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans.

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
Unfunded loan commitments and letters of credit are not included in the table above. At June 30, 2017 and December 31, 2016, the Company had $63.9 billion and $67.2 billion, respectively, of unfunded commercial loan commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related unfunded commitments reserve, which was a combined $76 million and $71 million at June 30, 2017 and December 31, 2016, respectively. No active trading market exists for these instruments, and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of consumer unfunded lending commitments which can generally be canceled by providing notice to the borrower.

NOTE 16 – CONTINGENCIES
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries are parties to numerous civil claims and lawsuits and subject to regulatory examinations, investigations, and requests for information. Some of these matters involve claims for substantial amounts. The Company’s experience has shown that the damages alleged by plaintiffs or claimants are often overstated, based on unsubstantiated legal theories, unsupported by facts, and/or bear no relation to the ultimate award that a court might grant. Additionally, the outcome of litigation and regulatory matters and the timing of ultimate resolution are inherently difficult to predict. These factors make it difficult for the Company to provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. However, on a case-by-case basis, reserves are established for those legal claims in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company's financial statements at June 30, 2017 reflect the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved.
For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of related reserves, if any. Management currently estimates these losses to range from $0 to approximately $150 million. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information available at June 30, 2017. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure. Based on current knowledge, it is the opinion of management that liabilities arising from legal claims in excess of the amounts currently reserved, if any, will not have a material impact on the Company’s financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s financial condition, results of operations, or cash flows for any given reporting period.
The following is a description of certain litigation and regulatory matters:
Card Association Antitrust Litigation
The Company is a defendant, along with Visa and MasterCard, as well as several other banks, in several antitrust lawsuits challenging their practices. For a discussion regarding the Company’s involvement in this litigation matter, see Note 13, “Guarantees.”

Notes to Consolidated Financial Statements (Unaudited), continued

Lehman Brothers Holdings, Inc. Litigation
Beginning in October 2008, STRH, along with other underwriters and individuals, were named as defendants in several individual and putative class action complaints filed in the U.S. District Court for the Southern District of New York and state and federal courts in Arkansas, California, Texas, and Washington. Plaintiffs alleged violations of Sections 11 and 12 of the Securities Act of 1933 and/or state law for allegedly false and misleading disclosures in connection with various debt and preferred stock offerings of Lehman Brothers Holdings, Inc. ("Lehman Brothers") and sought unspecified damages. All cases were transferred for coordination to the multi-district litigation captioned In re Lehman Brothers Equity/Debt Securities Litigation pending in the U.S. District Court for the Southern District of New York. Defendants filed a motion to dismiss all claims asserted in the class action. On July 27, 2011, the District Court granted in part and denied in part the motion to dismiss the claims against STRH and the other underwriter defendants in the class action. A settlement with the class plaintiffs was approved by the Court and the class settlement approval process was completed. A number of individual lawsuits and smaller putative class actions remained following the class settlement. STRH settled two such individual actions. The other individual lawsuits were dismissed. In two of such dismissed individual actions, the plaintiffs were unable to appeal the dismissals of their claims until their claims against a third party were resolved. In one of these individual actions, the plaintiffs filed a notice of appeal to the Second Circuit Court of Appeals, but that appeal was denied on July 8, 2016. The plaintiff filed a petition to appeal the decision to the U.S. Supreme Court, and on January 13, 2017, the U.S. Supreme Court agreed to hear the appeal. On June 26, 2017, the U.S. Supreme Court upheld the decision of the Second Circuit Court of Appeals. The appeal period has expired in the other individual action. As such, these matters are now fully resolved as to STRH.
Bickerstaff v. SunTrust Bank
This case was filed in the Fulton County State Court on July 12, 2010, and an amended complaint was filed on August 9, 2010. Plaintiff asserts that all overdraft fees charged to his account which related to debit card and ATM transactions are actually interest charges and therefore subject to the usury laws of Georgia. Plaintiff has brought claims for violations of civil and criminal usury laws, conversion, and money had and received, and purports to bring the action on behalf of all Georgia citizens who incurred such overdraft fees within the four years before the complaint was filed where the overdraft fee resulted in an interest rate being charged in excess of the usury rate. The Bank filed a motion to compel arbitration and on March 16, 2012, the Court entered an order holding that the Bank's arbitration provision is enforceable but that the named plaintiff in the case had opted out of that provision pursuant to its terms. The Court explicitly stated that it was not ruling at that time on the question of whether the named plaintiff could have opted out for the putative class members. The Bank filed an appeal of this decision, but this appeal was dismissed based on a finding that the appeal was prematurely granted. On April 8, 2013, the plaintiff filed a motion for class certification and that motion was denied on February 19, 2014. Plaintiff appealed the denial of class certification and on September 8, 2015, the Georgia

Supreme Court agreed to hear the appeal. On January 4, 2016, the Georgia Supreme Court heard oral argument on the appeal. On July 8, 2016, the Georgia Supreme Court reversed the Court of Appeals of Georgia and remanded the case for further proceedings. As a result, the trial court will reconsider the motion for class certification.
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

Notes to Consolidated Financial Statements (Unaudited), continued

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

Intellectual Ventures II v. SunTrust Banks, Inc. and SunTrust Bank
This action was filed in the U.S. District Court for the Northern District of Georgia on July 24, 2013. Plaintiff alleges that SunTrust violates five patents held by plaintiff in connection with SunTrust’s provision of online banking services and other systems and services. Plaintiff seeks damages for alleged patent infringement of an unspecified amount, as well as attorney’s fees and expenses. The matter was stayed on October 7, 2014 pending inter partes review of a number of the claims asserted against SunTrust. On August 1, 2017, plaintiff dismissed its claims regarding four of the five patents.

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

Notes to Consolidated Financial Statements (Unaudited), continued

in any material dialogue about how this matter may proceed and no allegations have been raised against STM. STM continues to cooperate with the investigation.

Residential Funding Company, LLC v. SunTrust Mortgage, Inc.
STM has been named as a defendant in a complaint filed December 17, 2013 in the Southern District of New York by Residential Funding Company, LLC ("RFC"), a Chapter 11 debtor-affiliate of GMAC Mortgage, LLC, alleging breaches of representations and warranties made in connection with loan sales and seeking indemnification against losses allegedly suffered by RFC as a result of such alleged breaches. The case was transferred to the United States Bankruptcy Court for the Southern District of New York. On August 1, 2017, the parties reached an agreement to resolve the matter. Existing reserves recorded on the Company's Consolidated Balance Sheets for this loss contingency are adequate to cover the settlement amount; therefore, the Company expects no negative impact to 2017 financial results as a result of the settlement.
Thurmond, Christopher, et al. v. SunTrust Banks, Inc., et al.
STM and Twin Rivers Insurance Company ("Twin Rivers") have been named as defendants in a putative class action alleging that the companies entered into illegal “captive reinsurance” arrangements with private mortgage insurers. More specifically, plaintiffs allege that SunTrust’s selection of private mortgage insurers who agree to reinsure with Twin Rivers certain loans referred to them by SunTrust results in illegal “kickbacks” in the form of the insurance premiums paid to Twin Rivers. Plaintiffs contend that this arrangement violates the Real Estate Settlement Procedures Act (“RESPA”) and results in unjust enrichment to the detriment of borrowers. The matter was filed in February 2011 in the U.S. District Court for the Eastern District of Pennsylvania. This case had been stayed by the Court pending the outcome of Edwards v. First American Financial Corporation, a captive reinsurance case that was pending before the U.S. Supreme Court at the time. SunTrust filed a motion to dismiss the Thurmond case, which was granted in part and denied in part, allowing limited discovery surrounding the argument that the statute of limitations for certain claims should be equitably tolled. Thurmond had been stayed a second time pending a ruling in a similar case currently before the Third Circuit concerning the application of the statute of limitations. Following a lift on the stay, the parties finalized a settlement of the matter and the case was dismissed.
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
On June 2, 2017, STIS submitted to the SEC an executed Offer of Settlement ("Offer") in which STIS agreed to pay a civil monetary penalty of $1.1 million and refund to current and former clients $1.3 million of avoidable 12b-1 fees they paid, including interest. Refunds have been or are in the process of being made to the affected clients. Pursuant to the Offer, STIS also agrees, without admission or denial, that a proposed Order Instituting Administrative and Cease and Desist Proceedings be submitted to the SEC containing a finding that STIS willfully violated and agrees to cease and desist from committing or causing any future violations of Sections 206(2), 206(4), and 207 of the IAA and Rule 206(4)-7 promulgated thereunder, and is censured.
If there is a finding or admission that STIS violated the antifraud provisions of the IAA, the Company could lose well-known seasoned issuer status (unless and until the SEC Division of Corporation Finance (“DCF”) grants a waiver) and STIS' ability to earn certain investment advisory referral fees may be limited. The Company has applied for a waiver with respect to well-known seasoned issuer status, which remains under consideration by the DCF.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 17 - BUSINESS SEGMENT REPORTING
The Company measures business activity across two segments: Consumer and Wholesale, with functional activities included in Corporate Other. In the second quarter of 2017, the Company realigned its business segment structure from three segments to two segments based on, among other things, the manner in which financial information is evaluated by management and in conjunction with Company-wide organizational changes that were announced during the first quarter of 2017. Specifically, the Company retained the previous composition of the Wholesale Banking segment and changed the basis of presentation of the Consumer Banking and Private Wealth Management segment and Mortgage Banking segment such that those segments were combined into a single Consumer segment.
The following is a description of the segments and their primary businesses at June 30, 2017.

The Consumer segment is made up of four primary businesses:

•
Consumer Banking provides services to individual consumers and branch-managed small business clients through an extensive network of traditional and in-store branches, ATMs, the internet (www.suntrust.com), mobile banking, and by telephone (1-800-SUNTRUST). Financial products and services offered to consumers and small business clients include deposits and payments, loans, and various fee-based services. Consumer Banking also serves as an entry point for clients and provides services for other lines of business.

•
Consumer Lending offers an array of lending products to individual consumers and small business clients via the Company's Consumer Banking and Private Wealth Management businesses, through the internet (www.suntrust.com and www.lightstream.com), as well as through various national offices and partnerships. Products offered include home equity lines, personal credit lines and loans, direct auto, indirect auto, student lending, credit cards, and other lending products.

•
PWM provides a full array of wealth management products and professional services to individual consumers and institutional clients, including loans, deposits, brokerage, professional investment advisory, and trust services to clients seeking active management of their financial resources. Institutional clients are served by the Institutional Investment Solutions business. Discount/online and full-service brokerage products are offered to individual clients through STIS. Investment advisory products and services are offered to clients by STAS, an SEC registered investment advisor. PWM also includes GenSpring, which provides family office solutions to ultra-high net worth individuals and their families. Utilizing teams of multi-disciplinary specialists with expertise in investments, tax, accounting, estate planning, and other wealth management disciplines, GenSpring helps families manage and sustain wealth across multiple generations.

•
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

The Wholesale segment is made up of three primary lines of business and the Treasury & Payment Solutions product group:

•
CIB delivers comprehensive capital markets solutions, including advisory, capital raising, and financial risk management, with the goal of serving the needs of both public and private companies in the Wholesale segment and PWM business. Investment Banking and Corporate Banking teams within CIB serve clients across the nation, offering a full suite of traditional banking and investment banking products and services to companies with annual revenues typically greater than $150 million. Investment Banking serves select industry segments including consumer and retail, energy, financial services, healthcare, industrials, and technology, media and communications. Corporate Banking serves clients across diversified industry sectors based on size, complexity, and frequency of capital markets issuance. Also managed within CIB is the Equipment Finance Group, which provides lease financing solutions (through SunTrust Equipment Finance & Leasing).

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

•	Treasury & Payment Solutions provides Wholesale clients with services required to manage their payments and receipts, combined with the ability to manage and optimize

Notes to Consolidated Financial Statements (Unaudited), continued

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

The application and development of management reporting methodologies is an active process and undergoes periodic enhancements. The implementation of these enhancements to the internal management reporting methodology may materially affect the results disclosed for each segment, with no impact on consolidated results. If significant changes to management reporting methodologies take place, the impact of these changes is quantified and prior period information is revised, when practicable.
In the second quarter of 2017, in conjunction with the aforementioned business segment structure realignment, the Company made certain adjustments to its internal funds transfer pricing methodology. Prior period information was revised to conform to the new business segment structure and the updated internal funds transfer pricing methodology.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended June 30, 2017
(Dollars in millions)	Consumer	Wholesale	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$72,088	$72,278	$78	($4)	$144,440
Average consumer and commercial deposits	103,145	55,801	166	24	159,136
Average total assets	81,803	85,735	34,484	2,472	204,494
Average total liabilities	104,085	61,501	14,720	49	180,355
Average total equity	—	—	—	24,139	24,139
Statements of Income:
Net interest income	$910	$555	($7)	($55)	$1,403
FTE adjustment	—	35	1	—	36
Net interest income-FTE [1]	910	590	(6)	(55)	1,439
Provision for credit losses [2]	75	15	—	—	90
Net interest income after provision for credit losses-FTE	835	575	(6)	(55)	1,349
Total noninterest income	465	386	17	(41)	827
Total noninterest expense	946	457	(11)	(4)	1,388
Income before provision for income taxes-FTE	354	504	22	(92)	788
Provision for income taxes-FTE [3]	127	187	8	(64)	258
Net income including income attributable to noncontrolling interest	227	317	14	(28)	530
Net income attributable to noncontrolling interest	—	—	2	—	2
Net income	$227	$317	$12	($28)	$528
1 Presented on a matched maturity funds transfer price basis for the segments.
2 Provision for credit losses represents net charge-offs by segment combined with an allocation to the segments for the provision attributable to quarterly changes in the ALLL and unfunded commitment reserve balances.
3 Includes regular provision for income taxes as well as FTE income and tax credit adjustment reversals.

	Three Months Ended June 30, 2016 [1]
(Dollars in millions)	Consumer	Wholesale	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$69,170	$72,010	$60	($2)	$141,238
Average consumer and commercial deposits	100,482	53,651	102	(69)	154,166
Average total assets	78,387	85,988	31,481	2,449	198,305
Average total liabilities	101,480	59,315	13,490	2	174,287
Average total equity	—	—	—	24,018	24,018
Statements of Income:
Net interest income	$849	$486	$28	($75)	$1,288
FTE adjustment	—	34	1	—	35
Net interest income-FTE [2]	849	520	29	(75)	1,323
Provision for credit losses [3]	43	103	—	—	146
Net interest income after provision for credit losses-FTE	806	417	29	(75)	1,177
Total noninterest income	532	329	71	(34)	898
Total noninterest expense	933	415	1	(4)	1,345
Income before provision for income taxes-FTE	405	331	99	(105)	730
Provision for income taxes-FTE [4]	152	123	26	(65)	236
Net income including income attributable to noncontrolling interest	253	208	73	(40)	494
Net income attributable to noncontrolling interest	—	—	2	—	2
Net income	$253	$208	$71	($40)	$492
1 Beginning in the second quarter of 2017, the Company realigned its business segment structure from three segments to two segments. Specifically, the Company retained the previous composition of the Wholesale Banking segment and changed the basis of presentation of the Consumer Banking and Private Wealth Management segment and Mortgage Banking segment such that those segments were combined into a single Consumer segment. Accordingly, business segment information presented for the three months ended June 30, 2016 has been revised to conform to the new business segment structure and updated internal funds transfer pricing methodology for consistent presentation.
2 Presented on a matched maturity funds transfer price basis for the segments.
3 Provision for credit losses represents net charge-offs by segment combined with an allocation to the segments for the provision attributable to quarterly changes in the ALLL and unfunded commitment reserve balances.
4 Includes regular provision for income taxes as well as FTE income and tax credit adjustment reversals.

Notes to Consolidated Financial Statements (Unaudited), continued

	Six Months Ended June 30, 2017
(Dollars in millions)	Consumer	Wholesale	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$71,658	$72,329	$73	($2)	$144,058
Average consumer and commercial deposits	102,488	56,389	142	(13)	159,006
Average total assets	81,574	85,764	34,245	2,791	204,374
Average total liabilities	103,437	62,080	14,938	13	180,468
Average total equity	—	—	—	23,906	23,906
Statements of Income:
Net interest income	$1,793	$1,095	$6	($125)	$2,769
FTE adjustment	—	69	1	—	70
Net interest income-FTE [1]	1,793	1,164	7	(125)	2,839
Provision for credit losses [2]	163	47	—	(1)	209
Net interest income after provision for credit losses-FTE	1,630	1,117	7	(124)	2,630
Total noninterest income	928	788	41	(83)	1,674
Total noninterest expense	1,933	941	(10)	(11)	2,853
Income before provision for income taxes-FTE	625	964	58	(196)	1,451
Provision for income taxes-FTE [3]	224	358	(5)	(126)	451
Net income including income attributable to noncontrolling interest	401	606	63	(70)	1,000
Net income attributable to noncontrolling interest	—	—	5	—	5
Net income	$401	$606	$58	($70)	$995
1 Presented on a matched maturity funds transfer price basis for the segments.
2 Provision for credit losses represents net charge-offs by segment combined with an allocation to the segments for the provision attributable to quarterly changes in the ALLL and unfunded commitment reserve balances.
3 Includes regular provision for income taxes as well as FTE income and tax credit adjustment reversals.

	Six Months Ended June 30, 2016 [1]
(Dollars in millions)	Consumer	Wholesale	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$68,391	$71,353	$62	($1)	$139,805
Average consumer and commercial deposits	98,265	53,386	104	(57)	151,698
Average total assets	77,476	85,137	31,020	2,027	195,660
Average total liabilities	99,276	59,139	13,345	(7)	171,753
Average total equity	—	—	—	23,907	23,907
Statements of Income:
Net interest income	$1,692	$978	$60	($161)	$2,569
FTE adjustment	—	69	1	1	71
Net interest income-FTE [2]	1,692	1,047	61	(160)	2,640
Provision for credit losses [3]	61	186	—	(1)	246
Net interest income after provision for credit losses-FTE	1,631	861	61	(159)	2,394
Total noninterest income	1,013	640	92	(65)	1,680
Total noninterest expense	1,850	821	—	(8)	2,663
Income before provision for income taxes-FTE	794	680	153	(216)	1,411
Provision for income taxes-FTE [4]	297	254	42	(126)	467
Net income including income attributable to noncontrolling interest	497	426	111	(90)	944
Net income attributable to noncontrolling interest	—	—	5	—	5
Net income	$497	$426	$106	($90)	$939
1 Beginning in the second quarter of 2017, the Company realigned its business segment structure from three segments to two segments. Specifically, the Company retained the previous composition of the Wholesale Banking segment and changed the basis of presentation of the Consumer Banking and Private Wealth Management segment and Mortgage Banking segment such that those segments were combined into a single Consumer segment. Accordingly, business segment information presented for the six months ended June 30, 2016 has been revised to conform to the new business segment structure and updated internal funds transfer pricing methodology for consistent presentation.
2 Presented on a matched maturity funds transfer price basis for the segments.
3 Provision for credit losses represents net charge-offs by segment combined with an allocation to the segments for the provision attributable to quarterly changes in the ALLL and unfunded commitment reserve balances.
4 Includes regular provision for income taxes as well as FTE income and tax credit adjustment reversals.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 18 - ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME
Changes in the components of AOCI, net of tax, are presented in the following table:

(Dollars in millions)	Securities AFS	Derivative Instruments	Brokered Time Deposits	Long-Term Debt	Employee Benefit Plans	Total
Three Months Ended June 30, 2017
Balance, beginning of period	($60)	($199)	($1)	($8)	($599)	($867)
Net unrealized gains arising during the period	56	48	—	1	—	105
Amounts reclassified to net income	(1)	(17)	—	—	3	(15)
Other comprehensive income, net of tax	55	31	—	1	3	90
Balance, end of period	($5)	($168)	($1)	($7)	($596)	($777)

Three Months Ended June 30, 2016
Balance, beginning of period	$414	$237	$—	($7)	($623)	$21
Net unrealized gains arising during the period	139	113	—	—	—	252
Amounts reclassified to net income	(3)	(40)	—	—	3	(40)
Other comprehensive income, net of tax	136	73	—	—	3	212
Balance, end of period	$550	$310	$—	($7)	($620)	$233

Six Months Ended June 30, 2017
Balance, beginning of period	($62)	($157)	($1)	($7)	($594)	($821)
Net unrealized gains arising during the period	58	32	—	—	—	90
Amounts reclassified to net income	(1)	(43)	—	—	(2)	(46)
Other comprehensive income/(loss), net of tax	57	(11)	—	—	(2)	44
Balance, end of period	($5)	($168)	($1)	($7)	($596)	($777)

Six Months Ended June 30, 2016
Balance, beginning of period	$135	$87	$—	$—	($682)	($460)
Cumulative credit risk adjustment [1]	—	—	—	(5)	—	(5)
Net unrealized gains/(losses) arising during the period	418	305	—	(2)	—	721
Amounts reclassified to net income	(3)	(82)	—	—	62	(23)
Other comprehensive income/(loss), net of tax	415	223	—	(2)	62	698
Balance, end of period	$550	$310	$—	($7)	($620)	$233
1 Related to the Company's early adoption of the ASU 2016-01 provision related to changes in instrument-specific credit risk. See Note 1, "Significant Accounting Policies," for additional information.

Notes to Consolidated Financial Statements (Unaudited), continued

Reclassifications from AOCI to net income, and the related tax effects, are presented in the following table:

(Dollars in millions)	Three Months Ended June 30		Six Months Ended June 30		Impacted Line Item in the Consolidated Statements of Income
Details About AOCI Components	2017	2016	2017	2016
Securities AFS:
Realized gains on securities AFS	($1)	($4)	($1)	($4)	Net securities gains
Tax effect	—	1	—	1	Provision for income taxes
	(1)	(3)	(1)	(3)
Derivative Instruments:
Realized gains on cash flow hedges	(27)	(64)	(68)	(131)	Interest and fees on loans
Tax effect	10	24	25	49	Provision for income taxes
	(17)	(40)	(43)	(82)
Employee Benefit Plans:
Amortization of prior service credit	(1)	(1)	(3)	(3)	Employee benefits
Amortization of actuarial loss	6	6	12	12	Employee benefits
Adjustment to funded status of employee benefit obligation	—	—	(10)	90	Other assets/other liabilities
	5	5	(1)	99
Tax effect	(2)	(2)	(1)	(37)	Provision for income taxes
	3	3	(2)	62

Total reclassifications from AOCI to net income	($15)	($40)	($46)	($23)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Important Cautionary Statement About Forward-Looking Statements
This report contains forward-looking statements. Statements regarding: (i) future levels of net interest margin, deposit costs, premium amortization, expenses, efficiency, the ALLL, the provision for loan losses, the net charge-off ratio, share repurchases, and dividends; (ii) tangible efficiency ratio goals; (iii) the asset sensitivity of our balance sheet and our exposure to interest rate risk in future periods; (iv) future changes in the size and composition of the securities AFS portfolio; and (v) future credit ratings and outlook, are forward-looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “targets,” “strategies,” “goals,” “initiatives,” “plans,” “opportunity,” “potentially,” “probably,” “projects,” “outlook,” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Such statements are based upon the current beliefs and expectations of management and on information currently available to management. They speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.
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

INTRODUCTION
We are a leading provider of financial services with our headquarters located in Atlanta, Georgia. Our principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers, businesses, corporations, and institutions, both through its branches (located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia) and through other national delivery channels. In addition to deposit, credit, and trust and investment services offered by the Bank, our other subsidiaries provide capital markets, mortgage banking, securities brokerage, online consumer lending, and asset and wealth management services. During the second quarter of 2017, we operated two business segments: Consumer and Wholesale, with our functional activities included in Corporate Other. See Note 17, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q for a description of our business segments and related business segment structure realignment from three segments to two segments in the second quarter of 2017.
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

EXECUTIVE OVERVIEW
Financial Performance
We delivered strong performance in the second quarter of 2017, resulting from a consistent focus on optimizing our business mix, investing in growth, and improving our efficiency. These actions, combined with strong asset quality performance, have enabled us to significantly increase our capital returns to shareholders, while also making strategic investments in talent, technology, and other business initiatives to further serve our clients. Total revenue for the second quarter of 2017 increased 1% sequentially and 2% compared to the second quarter of 2016, driven largely by higher net interest income.
Net interest income was $1.4 billion for the second quarter of 2017, an increase of 3% sequentially and 9% compared to the second quarter of 2016, due to net interest margin expansion and growth in average earning assets. Noninterest income decreased 2% sequentially and 8% compared to the second quarter of 2016. The sequential decrease was due primarily to lower capital markets and mortgage-related income, while the year-over-year decrease was driven largely by lower mortgage-related income, reduced service charges on deposit accounts, and $44 million of net asset-related gains that were recognized in the second quarter of 2016, offset partially by higher capital markets and commercial real estate related income.
Our net interest margin increased five basis points sequentially and 15 basis points compared to the second quarter of 2016, driven primarily by higher earning asset yields arising from higher benchmark interest rates, continued favorable mix shift in the loan portfolio, and lower premium amortization in the securities AFS portfolio, offset partially by higher deposit costs. Looking forward to the third quarter, we expect net interest margin to be between 3.14% and 3.16%, which would represent sequential expansion that is lower than the second quarter of 2017 increase due to a further increase in deposit costs, higher day count, and potentially higher premium amortization. We will continue to manage to a moderately asset sensitive balance sheet while being cognizant of opportunities to add duration if the yield curve steepens. See additional discussion related to revenue, noninterest income, and net interest income and margin in the "Noninterest Income" and "Net Interest Income/Margin" sections of this MD&A. Also in this MD&A, see Table 12, "Net Interest Income Asset Sensitivity," for an analysis of potential changes in net interest income due to instantaneous moves in benchmark interest rates.
Noninterest expense decreased 5% sequentially and increased 3% compared to the second quarter of 2016. The sequential decrease was driven primarily by the seasonal decline in personnel costs, lower operating losses, and ongoing expense initiatives, as well as higher branch closure and severance costs recognized in the prior quarter (recorded in other noninterest expense). The increase compared to the prior year quarter was driven largely by the acquisition of Pillar, higher compensation as a result of improved business performance, and increases in net occupancy expense and regulatory assessments. Though our expense base has and will vary from quarter to quarter, we continue to maintain a high focus on expense discipline. See additional discussion related to noninterest expense in the "Noninterest Expense" section of this MD&A.

During the second quarter of 2017, our efficiency and tangible efficiency ratios were 61.2% and 60.6%, respectively, both improved meaningfully compared to the prior quarter ratios of 65.2% and 64.6%, and both up slightly compared to the second quarter of 2016 ratios of 60.6% and 60.1%, respectively. When considering the $44 million in net asset-related gains we benefited from in the second quarter of last year, our core efficiency progress year-over-year has been strong. This progress, combined with our positive revenue momentum and ongoing efficiency initiatives, enables us to remain on track to achieve our tangible efficiency ratio goals of between 61% and 62% for 2017, and below 60% by 2019. See Table 20, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding, and a reconciliation of, our tangible efficiency ratio.
Overall asset quality improved further during the second quarter of 2017, evidenced by a 12 basis point decline in the net charge-off ratio, a three basis point decline in the NPL ratio, and stable and low delinquency levels compared to the prior quarter. The ALLL to period-end LHFI ratio remained relatively stable sequentially. Given the strength of our asset quality performance in the first half of 2017, we now expect an overall net charge-off ratio for the full year 2017 of between 25 and 35 basis points, compared to our previous expectation of between 30 and 40 basis points. We also expect our ALLL to remain relatively stable through the remainder of 2017, which should result in a provision for loan losses that generally approximates net charge-offs. See additional discussion of our credit and asset quality, in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A.
Average total LHFI increased 2% compared to the second quarter of 2016, driven by growth across all consumer loan portfolios as well as growth in commercial construction loans and nonguaranteed residential mortgages. These increases were offset partially by declines in residential home equity products and CRE loans as paydowns exceeded new originations and draws. Our consumer lending initiatives continue to produce solid loan growth through each of our major channels, while also improving our return profile. We believe we are well positioned to meet our clients' needs, given the investments we have made in our businesses combined with the above-average growth profile of our Southeast and Mid-Atlantic footprint. See additional loan discussion in the “Loans,” “Nonperforming Assets,” and "Net Interest Income/Margin" sections of this MD&A.
Average consumer and commercial deposits increased 3% compared to the second quarter of 2016, driven by broad-based growth across most of our products and business segments. Rates paid on our deposits increased nine basis points compared to the second quarter of 2016 in response to an increase in benchmark interest rates. The strong deposit growth we have produced over the past several years, in addition to our access to low-cost funding, enables us to prudently manage our funding base and more effectively manage our deposit costs. We remain focused on maximizing the value proposition for our clients, outside of rates paid, through strategic investments in talent and technology. See additional discussion regarding average deposits in the "Net Interest Income/Margin" section of this MD&A.

Capital
Our regulatory capital ratios increased compared to December 31, 2016, with a CET1 ratio of 9.68% at June 30, 2017, driven primarily by growth in retained earnings and a decline in RWA. Additionally, our CET1 ratio, on a fully phased-in basis, was estimated to be 9.53% at June 30, 2017, which is well above the current regulatory requirement. Our book value and tangible book value per common share both increased compared to December 31, 2016, due primarily to growth in retained earnings. See additional details related to our capital in Note 13, "Capital," to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K. Also see Table 20, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding, and reconciliations of, tangible book value per common share and our fully phased-in CET1 ratio.
During the second quarter of 2017, we repurchased $240 million of our outstanding common stock, which completed our authorized common equity repurchases as approved by the Board in conjunction with the 2016 capital plan. Also in the second quarter, we issued $750 million of 5.05% noncumulative Perpetual Preferred Stock, Series G. In June 2017, we announced capital plans in response to the Federal Reserve's review of and non-objection to our 2017 capital plan submitted in conjunction with the 2017 CCAR. Our 2017 capital plan includes increases in our share repurchase program and quarterly common stock dividend, while maintaining our level of preferred stock dividends. Specifically, the 2017 capital plan authorized the repurchase of up to $1.32 billion of our outstanding common stock to be completed between the third quarter of 2017 and the second quarter of 2018, as well as a 54% increase in our quarterly common stock dividend from $0.26 per share to $0.40 per share, beginning in the third quarter of 2017 and subject to approval by our Board. Our strong capital position has enabled us to continue to increase payouts to our shareholders. See additional details related to our capital actions and share repurchases in the “Capital Resources” section of this MD&A and in Part II, Item 2 of this Form 10-Q.
Business Segments Highlights
Consumer
Consumer net income increased $53 million sequentially and decreased $26 million compared to the second quarter of 2016. The sequential increase was driven by seasonal declines in noninterest expenses, higher revenue, and lower provision for credit losses. The year-over-year decrease was driven primarily by lower mortgage production related income. Net interest income increased 3% sequentially and 7% compared to the second quarter of 2016, resulting from solid loan and deposit growth and further balance sheet optimization. The average balance of our consumer loan portfolio (excluding residential loans) was up 14% compared to the prior year quarter. Deposit growth continues to be a key contributor to our net interest income momentum, with average balances up 1% sequentially and 3% compared to the prior year quarter. Noninterest income was stable sequentially and decreased 13% compared to the same period in 2016, driven entirely by lower mortgage-related income, offset partially by an increase in card fees. Noninterest expense decreased 4% sequentially and increased 1% compared to the prior year quarter. The sequential decrease was driven by seasonal declines in employee benefits and the year-over-year increase was driven by higher regulatory assessments and net occupancy costs. Additionally, we achieved our goal of closing 6% of branches in the first half of 2017 and we are continuously evaluating opportunities to further optimize our branch network, and thereby, help fund additional investments in digital channels to satisfy evolving client preferences. Overall, solid loan and deposit growth, as well as our investments in an improved client experience, are expected to further strengthen our Consumer segment.
Wholesale
Wholesale had record revenue for the second consecutive quarter due to strong capital market conditions and continued strategic growth. Total revenue increased $127 million compared to the second quarter of 2016, due to increases in net interest income, investment banking income, and incremental revenue from Pillar. Net interest income was a key contributor to our strong revenue growth, up 3% sequentially and 13% compared to the second quarter of 2016 as a result of improved loan yields.

Investment banking income continues to be strong as we expand and deepen client relationships to meet the capital markets needs of all Wholesale clients. Noninterest expense decreased 5% sequentially and increased 10% compared to the prior year quarter. The sequential decrease was driven by seasonal declines in employee benefits and the year-over-year increase was driven by the acquisition of Pillar and increased investments in technology. Pillar's financial contribution in the second quarter of 2017 was consistent with our expectations, with approximately $20 million of incremental revenue. Overall, our value proposition continues to resonate with clients and our performance remains strong.
Additional information related to our business segments can be found in Note 17, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q, and further discussion of our business segment results for the six months ending June 30, 2017 and 2016 can be found in the "Business Segment Results" section of this MD&A.

Consolidated Daily Average Balances, Income/Expense, and Average Yields Earned/Rates Paid							Table 1
	Three Months Ended
	June 30, 2017			June 30, 2016			Increase/(Decrease)
(Dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
ASSETS
LHFI: [1]
C&I	$69,122	$574	3.33%	$68,918	$533	3.11%	$204	0.22
CRE	5,157	44	3.38	6,055	44	2.91	(898)	0.47
Commercial construction	4,105	37	3.63	2,589	21	3.25	1,516	0.38
Residential mortgages - guaranteed	532	4	2.95	580	6	3.98	(48)	(1.03)
Residential mortgages - nonguaranteed	26,090	248	3.80	25,408	241	3.80	682	—
Residential home equity products	11,113	118	4.27	12,464	122	3.95	(1,351)	0.32
Residential construction	363	4	4.19	376	4	4.41	(13)	(0.22)
Consumer student - guaranteed	6,462	71	4.42	5,412	54	3.98	1,050	0.44
Consumer other direct	8,048	97	4.84	6,590	74	4.54	1,458	0.30
Consumer indirect	11,284	98	3.50	10,771	90	3.37	513	0.13
Consumer credit cards	1,391	35	9.96	1,125	29	10.09	266	(0.13)
Nonaccrual [2]	773	8	4.37	950	4	1.67	(177)	2.70
Total LHFI	144,440	1,338	3.72	141,238	1,222	3.48	3,202	0.24
Securities AFS:
Taxable	30,654	189	2.47	27,910	159	2.29	2,744	0.18
Tax-exempt	348	3	3.04	151	2	3.60	197	(0.56)
Total securities AFS	31,002	192	2.47	28,061	161	2.29	2,941	0.18
Fed funds sold and securities borrowed or purchased under agreements to resell	1,237	2	0.68	1,227	—	0.17	10	0.51
LHFS	2,222	21	3.86	2,015	18	3.61	207	0.25
Interest-bearing deposits in other banks	25	—	0.62	23	—	0.29	2	0.33
Interest earning trading assets	5,131	30	2.33	5,491	23	1.65	(360)	0.68
Total earning assets	184,057	1,583	3.45	178,055	1,424	3.22	6,002	0.23
ALLL	(1,723)			(1,756)			33
Cash and due from banks	4,901			5,127			(226)
Other assets	16,248			14,675			1,573
Noninterest earning trading assets and derivative instruments	918			1,527			(609)
Unrealized gains on securities available for sale, net	93			677			(584)
Total assets	$204,494			$198,305			$6,189
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
NOW accounts	$44,437	$30	0.27%	$41,691	$13	0.12%	$2,746	0.15
Money market accounts	54,199	38	0.28	53,186	25	0.19	1,013	0.09
Savings	6,638	—	0.03	6,399	1	0.02	239	0.01
Consumer time	5,555	10	0.71	5,984	11	0.76	(429)	(0.05)
Other time	4,691	12	1.05	3,881	10	1.03	810	0.02
Total interest-bearing consumer and commercial deposits	115,520	90	0.31	111,141	60	0.22	4,379	0.09
Brokered time deposits	929	3	1.29	913	3	1.35	16	(0.06)
Foreign deposits	720	2	0.95	46	—	0.34	674	0.61
Total interest-bearing deposits	117,169	95	0.32	112,100	63	0.23	5,069	0.09
Funds purchased	1,155	3	0.96	1,032	1	0.36	123	0.60
Securities sold under agreements to repurchase	1,572	3	0.89	1,718	2	0.40	(146)	0.49
Interest-bearing trading liabilities	992	6	2.66	1,006	6	2.39	(14)	0.27
Other short-term borrowings	2,008	3	0.55	1,220	—	0.20	788	0.35
Long-term debt	10,518	70	2.66	10,517	64	2.46	1	0.20
Total interest-bearing liabilities	133,414	180	0.54	127,593	136	0.43	5,821	0.11
Noninterest-bearing deposits	43,616			43,025			591
Other liabilities	2,976			3,217			(241)
Noninterest-bearing trading liabilities and derivative instruments	349			452			(103)
Shareholders’ equity	24,139			24,018			121
Total liabilities and shareholders’ equity	$204,494			$198,305			$6,189
Interest rate spread			2.91%			2.79%		0.12
Net interest income [3]		$1,403			$1,288
Net interest income-FTE [3,4]		$1,439			$1,323
Net interest margin [5]			3.06%			2.91%		0.15
Net interest margin-FTE [4,5]			3.14			2.99		0.15
1 Interest income includes loan fees of $45 million and $41 million for the three months ended June 30, 2017 and 2016, respectively.
2 Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
3 Derivative instruments employed to manage our interest rate sensitivity increased net interest income by $31 million and $67 million for the three months ended June 30, 2017 and 2016, respectively.
4 See Table 20, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information and reconciliations of non-U.S. GAAP performance measures. Approximately 95% of the total FTE adjustment for both the three months ended June 30, 2017 and 2016 was attributed to C&I loans.
5 Net interest margin is calculated by dividing annualized net interest income by average total earning assets.

Consolidated Daily Average Balances, Income/Expense, and Average Yields Earned/Rates Paid (continued)
	Six Months Ended
	June 30, 2017			June 30, 2016			Increase/(Decrease)
(Dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
ASSETS
LHFI: [1]
C&I	$69,099	$1,128	3.29%	$68,488	$1,063	3.12%	$611	0.17
CRE	5,098	83	3.28	6,061	88	2.91	(963)	0.37
Commercial construction	4,090	71	3.51	2,410	39	3.26	1,680	0.25
Residential mortgages - guaranteed	550	8	3.01	610	12	3.89	(60)	(0.88)
Residential mortgages - nonguaranteed	26,004	494	3.80	25,060	476	3.80	944	—
Residential home equity products	11,289	235	4.19	12,657	248	3.95	(1,368)	0.24
Residential construction	374	8	4.12	372	8	4.42	2	(0.30)
Consumer student - guaranteed	6,371	136	4.31	5,252	104	3.98	1,119	0.33
Consumer other direct	7,934	194	4.93	6,414	144	4.51	1,520	0.42
Consumer indirect	11,067	190	3.46	10,525	177	3.38	542	0.08
Consumer credit cards	1,380	68	9.87	1,101	56	10.20	279	(0.33)
Nonaccrual [2]	802	13	3.16	855	9	2.14	(53)	1.02
Total LHFI	144,058	2,628	3.68	139,805	2,424	3.49	4,253	0.19
Securities AFS:
Taxable	30,622	373	2.44	27,537	321	2.33	3,085	0.11
Tax-exempt	317	5	3.04	151	3	3.62	166	(0.58)
Total securities AFS	30,939	378	2.45	27,688	324	2.34	3,251	0.11
Fed funds sold and securities borrowed or purchased under agreements to resell	1,237	3	0.51	1,231	1	0.17	6	0.34
LHFS	2,415	46	3.78	1,915	37	3.87	500	(0.09)
Interest-bearing deposits in other banks	25	—	0.63	23	—	0.38	2	0.25
Interest earning trading assets	5,159	56	2.21	5,460	48	1.75	(301)	0.46
Total earning assets	183,833	3,111	3.41	176,122	2,834	3.24	7,711	0.17
ALLL	(1,711)			(1,753)			42
Cash and due from banks	5,227			4,571			656
Other assets	16,100			14,657			1,443
Noninterest earning trading assets and derivative instruments	903			1,457			(554)
Unrealized gains on securities available for sale, net	22			606			(584)
Total assets	$204,374			$195,660			$8,714
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
NOW accounts	$44,590	$53	0.24%	$39,842	$22	0.11%	$4,748	0.13
Money market accounts	54,549	71	0.26	53,125	49	0.18	1,424	0.08
Savings	6,527	1	0.03	6,289	1	0.02	238	0.01
Consumer time	5,521	19	0.70	6,044	23	0.78	(523)	(0.08)
Other time	4,463	22	1.01	3,847	20	1.04	616	(0.03)
Total interest-bearing consumer and commercial deposits	115,650	166	0.29	109,147	115	0.21	6,503	0.08
Brokered time deposits	923	6	1.28	906	6	1.36	17	(0.08)
Foreign deposits	699	3	0.81	25	—	0.34	674	0.47
Total interest-bearing deposits	117,272	175	0.30	110,078	121	0.22	7,194	0.08
Funds purchased	1,014	4	0.83	1,216	2	0.35	(202)	0.48
Securities sold under agreements to repurchase	1,643	6	0.74	1,768	4	0.40	(125)	0.34
Interest-bearing trading liabilities	997	13	2.63	1,012	12	2.48	(15)	0.15
Other short-term borrowings	1,881	5	0.52	1,785	3	0.28	96	0.24
Long-term debt	11,038	139	2.55	9,577	123	2.58	1,461	(0.03)
Total interest-bearing liabilities	133,845	342	0.52	125,436	265	0.42	8,409	0.10
Noninterest-bearing deposits	43,356			42,551			805
Other liabilities	2,919			3,269			(350)
Noninterest-bearing trading liabilities and derivative instruments	348			497			(149)
Shareholders’ equity	23,906			23,907			(1)
Total liabilities and shareholders’ equity	$204,374			$195,660			$8,714
Interest rate spread			2.89%			2.82%		0.07
Net interest income [3]		$2,769			$2,569
Net interest income-FTE [3,4]		$2,839			$2,640
Net interest margin [5]			3.04%			2.93%		0.11
Net interest margin-FTE [4,5]			3.11			3.01		0.10

1 Interest income includes loan fees of $90 million and $84 million for the six months ended June 30, 2017 and 2016, respectively.
2 Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
3 Derivative instruments employed to manage our interest rate sensitivity increased net interest income $77 million and $139 million for the six months ended June 30, 2017 and 2016, respectively.
4 See Table 20, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information and reconciliations of non-U.S. GAAP performance measures. Approximately 95% of the total FTE adjustment for both the six months ended June 30, 2017 and 2016 was attributed to C&I loans.
5 Net interest margin is calculated by dividing annualized net interest income by average total earning assets.

NET INTEREST INCOME/MARGIN (FTE)
Second Quarter of 2017
Net interest income was $1.4 billion during the second quarter of 2017, an increase of $116 million, or 9%, compared to the second quarter of 2016. This increase was a result of a higher net interest margin and growth in average earning assets.
Net interest margin for the second quarter of 2017 was 3.14%, a 15 basis point increase compared to the same period of last year. The 15 basis point increase was driven primarily by higher earning asset yields arising from higher benchmark interest rates as well as continued balance sheet optimization. Specifically, average earning asset yields increased 23 basis points, reflecting a positive mix shift in the loan portfolio that resulted in a 24 basis point increase in LHFI yields, with notable increases in yield on average commercial loans, residential home equity products, guaranteed student loans, and consumer direct and indirect loans. In addition, yields on securities AFS increased 18 basis points due primarily to lower premium amortization and the increase in interest rates, offset partially by an 11 basis point increase in rates paid on interest-bearing liabilities.
Rates paid on average interest-bearing liabilities increased 11 basis points compared to the second quarter of 2016, driven by increases in rates paid on NOW and money market accounts as well as short-term borrowings and long-term debt. Compared to the second quarter of 2016, the average rate paid on interest-bearing deposits increased nine basis points.
Looking forward to the third quarter, we expect net interest margin to be between 3.14% and 3.16%, which would represent sequential expansion that is lower than the second quarter of 2017 increase due to a further increase in deposit costs, higher day count, and potentially higher premium amortization. We will continue to manage to a moderately asset sensitive balance sheet while being cognizant of opportunities to add duration if the yield curve steepens. See Table 12, "Net Interest Income Asset Sensitivity," in this MD&A for an analysis of potential changes in net interest income due to instantaneous moves in benchmark interest rates.
Average earning assets increased $6.0 billion, or 3%, compared to the second quarter of 2016, driven primarily by a $3.2 billion, or 2%, increase in average LHFI and a $2.9 billion, or 10%, increase in average securities AFS. The increase in average LHFI was driven by growth across all consumer loan portfolios as well as growth in commercial construction loans and nonguaranteed residential mortgages. These increases were offset partially by declines in residential home equity products and CRE loans as paydowns exceeded new originations and draws. See the "Loans" section in this MD&A for additional discussion regarding loan activity.
Average interest-bearing liabilities increased $5.8 billion, or 5%, during the second quarter of 2017, compared to the second quarter of 2016, due primarily to growth in consumer and commercial deposits and an increase in other short-term borrowings. Average interest-bearing consumer and commercial deposits increased $4.4 billion, or 4%, compared to the same period last year, due primarily to growth in NOW, money market accounts, and other time deposits. Average other short-term borrowings increased $788 million, or 65%, driven by an increase in short-term FHLB advances. See the "Borrowings"

section in this MD&A for additional information regarding other short-term borrowings.
We utilize interest rate swaps to manage interest rate risk. These instruments are primarily receive-fixed, pay-variable swaps that synthetically convert a portion of our commercial loan portfolio from floating rates, based on LIBOR, to fixed rates. At June 30, 2017, the outstanding notional balance of active swaps that qualified as cash flow hedges on variable rate commercial loans was $14.0 billion, compared to active swaps of $16.7 billion at December 31, 2016.
In addition to the income recognized from active swaps, we recognize interest income from terminated swaps that were previously designated as cash flow hedges on variable rate commercial loans. Interest income from our commercial loan swaps decreased to $27 million during the second quarter of 2017, compared to $64 million during the second quarter of 2016 due primarily to an increase in LIBOR. As we manage our interest rate risk we may continue to purchase additional and/or terminate existing interest rate swaps.
Remaining swaps on commercial loans have maturities through 2022 and have an average maturity of 4.0 years at June 30, 2017. The weighted average rate on the receive-fixed rate leg of the commercial loan swap portfolio was 1.33%, and the weighted average rate on the pay-variable leg was 1.22%, at June 30, 2017.

First Half of 2017
Net interest income was $2.8 billion during the first six months of 2017, an increase of $199 million, or 8%, compared to the first six months of 2016. Net interest margin for the first six months of 2017 increased 10 basis points, to 3.11%, compared to the same period of 2016. The 10 basis point increase was driven primarily by higher earning asset yields arising from higher benchmark interest rates. Specifically, average earning asset yields increased 17 basis points, reflecting a positive mix shift in the loan portfolio that resulted in a 19 basis point increase in LHFI yields, with notable increases in yield on average commercial loans, residential home equity products, guaranteed student loans, and consumer direct loans. In addition, yields on securities AFS increased 11 basis points due primarily to lower premium amortization. The increase was offset partially by a 10 basis point increase in rates paid on interest-bearing liabilities.
Rates paid on average interest-bearing liabilities increased 10 basis points compared to the first six months of 2016, driven primarily by the same factors that impacted the quarter-over-quarter increase. Compared to the first six months of 2016, the average rate paid on interest-bearing deposits increased eight basis points.
Average earning assets increased $7.7 billion, or 4%, compared to the first six months of 2016, driven primarily by a $4.3 billion, or 3%, increase in average LHFI and a $3.3 billion, or 12%, increase in average securities AFS. The increase in average LHFI was driven by growth across all consumer loan portfolios as well as growth in commercial construction, C&I, and nonguaranteed residential mortgages. These increases were offset partially by declines in residential home equity products and CRE loans as paydowns exceeded new originations and draws. See the "Loans" section in this MD&A for additional discussion regarding loan activity.
Average interest-bearing liabilities increased $8.4 billion, or 7%, compared to the first six months of 2016, due primarily to growth in consumer and commercial deposits as well as an increase in long-term debt. Average interest-bearing consumer and commercial deposits increased $6.5 billion, or 6%, compared to the first six months of 2016, due primarily to growth in NOW and money market account balances, resulting from continued success in deepening client relationships. Average long-term debt increased $1.5 billion, or 15%, compared to the first six months of 2016, due primarily to an increase in long-term FHLB advances and the issuance of $1.0 billion of 3-year fixed rate senior notes and $300 million of 3-year floating rate senior notes under our Global Bank Note program during the first quarter of

2017. See the "Borrowings" section in this MD&A for additional information regarding long-term debt.
Foregone Interest
Foregone interest income from NPLs had a limited effect on net interest margin during the three and six months ended June 30, 2017. Forgone interest income from NPLs reduced net interest margin by one basis point and two basis points for the three and six months ended June 30, 2016, respectively. See additional discussion of our expectations of future credit quality in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A. In addition, Table 1 of this MD&A contains more detailed information concerning average balances, yields earned, and rates paid.

NONINTEREST INCOME
						Table 2
	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2017	2016	% Change [2]	2017	2016	% Change
Service charges on deposit accounts	$151	$162	(7)%	$299	$315	(5)%
Other charges and fees	103	104	(1)	198	197	1
Card fees	87	83	5	169	160	6
Investment banking income	147	126	17	314	225	40
Trading income	46	34	35	97	89	9
Trust and investment management income	76	75	1	151	150	1
Retail investment services	70	72	(3)	139	141	(1)
Mortgage production related income	56	111	(50)	109	171	(36)
Mortgage servicing related income	44	52	(15)	102	114	(11)
Commercial real estate related income [1]	24	10	NM	44	28	57
Gain on sale of premises	—	52	(100)	—	52	(100)
Net securities gains	1	4	(75)	1	4	(75)
Other noninterest income [1]	22	13	69	51	34	50
Total noninterest income	$827	$898	(8)%	$1,674	$1,680	—%
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
2 "NM" - Not meaningful. Those changes over 100 percent were not considered to be meaningful.

Noninterest income decreased $71 million, or 8%, compared to the second quarter of 2016 and decreased $6 million compared to the six months ended June 30, 2016. These decreases were driven largely by lower mortgage-related income, reduced service charges on deposit accounts, and $44 million of net asset-related gains that were recognized in the second quarter of 2016, offset partially by higher capital markets and commercial real estate related income.
Client transaction-related-fees, which include service charges on deposit accounts, other charges and fees, and card fees, decreased $8 million, or 2%, compared to the second quarter of 2016 and decreased $6 million, or 1%, compared to the six months ended June 30, 2016. These decreases were driven by our enhanced posting order process that was instituted during the fourth quarter of 2016.
Investment banking income increased $21 million, or 17%, compared to the second quarter of 2016 and increased $89 million, or 40%, compared to the six months ended June 30, 2016. These increases were due to strong deal flow activity, particularly in syndicated finance and M&A advisory.

Trading income increased $12 million, or 35%, compared to the second quarter of 2016 and increased $8 million, or 9%, compared to the six months ended June 30, 2016. The increase compared to the second quarter of 2016 was driven largely by the recognition of higher counterparty credit valuation reserves in the second quarter of 2016, resulting from an adjustment to the internal reserve methodology. The increase compared to the six months ended June 30, 2016 was driven by higher sales and trading activity as well as the aforementioned counterparty credit valuation reserve increase in the second quarter of 2016.
Retail investment services decreased $2 million, or 3%, compared to the second quarter of 2016 and decreased $2 million, or 1%, compared to the six months ended June 30, 2016. These decreases were a result of reduced client transactional activity.
Mortgage production related income decreased $55 million, or 50%, compared to the second quarter of 2016 and decreased $62 million, or 36%, compared to the six months ended June 30, 2016. These decreases were due to lower production volume and lower gain on sale margins. Mortgage application volume decreased 26% and closed loan volume decreased 12%

compared to the second quarter of 2016. Mortgage application volume decreased 22% and closed loan volume decreased 3% compared to the six months ended June 30, 2016.
Mortgage servicing related income decreased $8 million, or 15%, compared to the second quarter of 2016 and decreased $12 million, or 11%, compared to the six months ended June 30, 2016. These decreases were due largely to lower net hedge performance and higher servicing asset decay, offset partially by higher servicing fees. The UPB of mortgage loans in the servicing portfolio was $165.6 billion at June 30, 2017, compared to $154.5 billion at June 30, 2016.
Commercial real estate related income increased $14 million compared to the second quarter of 2016 and increased $16 million, or 57%, compared to the six months ended June 30,

2016. These increases were due primarily to income generated from Pillar, which we acquired in December 2016, offset partially by lower structured real estate revenue.
Gain on the sale of premises totaled $52 million for both the three and six months ended June 30, 2016, resulting from the sale-leaseback of one of our office buildings in the second quarter of 2016.
Other noninterest income increased $9 million, or 69%, compared to the second quarter of 2016 and increased $17 million, or 50%, compared to the six months ended June 30, 2016. These increases were due largely to gains on the sale of commercial LHFS recognized during the first half of 2017 as well as $8 million in asset impairment charges recognized in the second quarter of 2016.

NONINTEREST EXPENSE
						Table 3
	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2017	2016	% Change	2017	2016	% Change
Employee compensation	$710	$669	6%	$1,427	$1,307	9%
Employee benefits	86	94	(9)	221	229	(3)
Total personnel expenses	796	763	4	1,648	1,536	7
Outside processing and software	204	202	1	409	400	2
Net occupancy expense	94	78	21	185	163	13
Regulatory assessments	49	44	11	97	80	21
Marketing and customer development	42	38	11	84	82	2
Equipment expense	43	42	2	83	82	1
Operating losses	19	25	(24)	51	50	2
Credit and collection services	10	18	(44)	26	30	(13)
Amortization	15	11	36	28	21	33
Other noninterest expense	116	124	(6)	242	219	11
Total noninterest expense	$1,388	$1,345	3%	$2,853	$2,663	7%

Noninterest expense increased $43 million, or 3%, compared to the second quarter of 2016 and increased $190 million, or 7%, compared to the six months ended June 30, 2016. These increases were driven largely by the acquisition of Pillar, higher compensation as a result of improved business performance, and increases in net occupancy expense and regulatory assessments.
Personnel expenses increased $33 million, or 4%, compared to the second quarter of 2016 and increased $112 million, or 7%, compared to the six months ended June 30, 2016. These increases were due primarily to higher compensation costs associated with improved revenue growth as well as the incremental compensation costs associated with the Pillar acquisition in December 2016.
Net occupancy expense increased $16 million, or 21%, compared to the second quarter of 2016 and increased $22 million, or 13%, compared to the six months ended June 30, 2016. These increases were due primarily to a reduction in amortized gains from prior sale leaseback transactions.
Regulatory assessments expense increased $5 million, or 11%, compared to the second quarter of 2016 and increased $17 million, or 21%, compared to the six months ended June 30, 2016. These increases were driven by the FDIC surcharge on large banks that became effective in the third quarter of 2016, and a larger assessment base attributable to balance sheet growth.

Marketing and customer development expense increased $4 million, or 11%, compared to the second quarter of 2016 and increased $2 million, or 2%, compared to the six months ended June 30, 2016. These increases were driven by normal quarterly variability in advertising and client development costs.
Operating losses decreased $6 million, or 24%, compared to the second quarter of 2016 and increased $1 million, or 2%, compared to the six months ended June 30, 2016. The decrease compared to the second quarter of 2016 was due to higher regulatory, compliance, and legal-related charges recognized in the prior year.
Credit and collection services expense decreased $8 million, or 44%, compared to the second quarter of 2016 and decreased $4 million, or 13%, compared to the six months ended June 30, 2016. These decreases were driven primarily by reductions in servicing advance and transaction related reserves in the current quarter.
Amortization expense increased $4 million, or 36%, compared to the second quarter of 2016 and increased $7 million, or 33%, compared to the six months ended June 30, 2016. These increases were driven by increased investments in certain low-income community development projects, which also resulted in a similar increase in tax credits. See Note 9, "Certain Transfers of Financial Assets and Variable Interest Entities," to the Consolidated Financial Statements in this Form 10-Q for additional information regarding our community development investments.
Other noninterest expense decreased $8 million, or 6%, compared to the second quarter of 2016 and increased $23 million, or 11%, compared to the six months ended June 30, 2016. The decrease compared to the second quarter of 2016 was driven by lower severance-related expenses. The increase compared to the six months ended June 30, 2016 was driven primarily by higher legal and consulting fees as well as higher branch closure costs in the current year.

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

Residential Loans
Residential mortgages, both government-guaranteed and nonguaranteed, consist of loans secured by 1-4 family homes, mostly prime, first-lien loans. Residential home equity products consist of equity lines of credit and closed-end equity loans that may be in either a first lien or junior lien position. Residential construction loans include owner-occupied residential construction-to-perm loans and residential lot loans.

Consumer Loans
Consumer loans include government-guaranteed student loans, indirect loans (consisting of loans secured by automobiles, boats, and recreational vehicles), other direct loans (consisting primarily of unsecured loans, direct auto loans, loans secured by negotiable collateral, and private student loans), and consumer credit cards.
The composition of our loan portfolio is presented in Table 4:

Loan Portfolio by Types of Loans		Table 4
(Dollars in millions)	June 30, 2017	December 31, 2016
Commercial loans:
C&I [1]	$68,511	$69,213
CRE	5,250	4,996
Commercial construction	4,019	4,015
Total commercial loans	77,780	78,224
Residential loans:
Residential mortgages - guaranteed	501	537
Residential mortgages - nonguaranteed [2]	26,594	26,137
Residential home equity products	11,173	11,912
Residential construction	364	404
Total residential loans	38,632	38,990
Consumer loans:
Guaranteed student	6,543	6,167
Other direct	8,249	7,771
Indirect	11,639	10,736
Credit cards	1,425	1,410
Total consumer loans	27,856	26,084
LHFI	$144,268	$143,298
LHFS [3]	$2,826	$4,169
1 Includes $3.6 billion and $3.7 billion of lease financing and $738 million and $729 million of installment loans at June 30, 2017 and December 31, 2016, respectively.
2 Includes $214 million and $222 million of LHFI measured at fair value at June 30, 2017 and December 31, 2016, respectively.
3 Includes $2.2 billion and $3.5 billion of LHFS measured at fair value at June 30, 2017 and December 31, 2016, respectively.

Table 5 presents our LHFI portfolio by geography (based on the U.S. Census Bureau's classifications of U.S. regions):

								Table 5
	June 30, 2017
	Commercial		Residential		Consumer		Total LHFI
(Dollars in millions)	Balance	% of Total Commercial	Balance	% of Total Residential	Balance	% of Total Consumer	Balance	% of Total LHFI
South region:
Florida	$13,034	17%	$9,253	24%	$4,187	15%	$26,474	18%
Georgia	10,057	13	5,877	15	2,402	9	18,336	13
Virginia	6,666	9	5,817	15	1,698	6	14,181	10
Maryland	4,096	5	4,561	12	1,443	5	10,100	7
North Carolina	4,390	6	3,529	9	1,767	6	9,686	7
Texas	3,903	5	521	1	3,372	12	7,796	5
Tennessee	4,314	6	1,943	5	1,032	4	7,289	5
South Carolina	1,312	2	1,693	4	661	2	3,666	3
District of Columbia	1,502	2	898	2	104	—	2,504	2
Other Southern states	3,728	5	587	2	1,651	6	5,966	4
Total South region	53,002	68	34,679	90	18,317	66	105,998	73
Northeast region:
New York	4,822	6	121	—	983	4	5,926	4
Pennsylvania	1,507	2	110	—	1,062	4	2,679	2
New Jersey	1,510	2	130	—	539	2	2,179	2
Other Northeastern states	2,842	4	214	1	653	2	3,709	3
Total Northeast region	10,681	14	575	1	3,237	12	14,493	10
West region:
California	4,332	6	2,004	5	1,322	5	7,658	5
Other Western states	2,574	3	852	2	1,310	5	4,736	3
Total West region	6,906	9	2,856	7	2,632	9	12,394	9
Midwest region:
Illinois	1,760	2	216	1	635	2	2,611	2
Ohio	733	1	38	—	623	2	1,394	1
Other Midwestern states	3,186	4	268	1	2,337	8	5,791	4
Total Midwest region	5,679	7	522	1	3,595	13	9,796	7
Foreign loans	1,512	2	—	—	75	—	1,587	1
Total	$77,780	100%	$38,632	100%	$27,856	100%	$144,268	100%

	December 31, 2016
	Commercial		Residential		Consumer		Total LHFI
(Dollars in millions)	Balance	% of Total Commercial	Balance	% of Total Residential	Balance	% of Total Consumer	Balance	% of Total LHFI
South region:
Florida	$13,143	17%	$9,416	24%	$4,071	16%	$26,630	19%
Georgia	9,991	13	5,909	15	2,215	8	18,115	13
Virginia	6,727	9	5,924	15	1,614	6	14,265	10
Maryland	4,100	5	4,536	12	1,377	5	10,013	7
North Carolina	4,211	5	3,509	9	1,645	6	9,365	7
Tennessee	4,631	6	2,003	5	989	4	7,623	5
Texas	3,794	5	485	1	2,995	11	7,274	5
South Carolina	1,707	2	1,723	4	599	2	4,029	3
District of Columbia	1,330	2	874	2	102	—	2,306	2
Other Southern states	3,884	5	583	1	1,547	6	6,014	4
Total South region	53,518	68	34,962	90	17,154	66	105,634	74
Northeast region:
New York	4,906	6	127	—	917	4	5,950	4
Pennsylvania	1,534	2	108	—	981	4	2,623	2
New Jersey	1,353	2	133	—	504	2	1,990	1
Other Northeastern states	2,856	4	216	1	625	2	3,697	3
Total Northeast region	10,649	14	584	1	3,027	12	14,260	10
West region:
California	4,137	5	2,069	5	1,269	5	7,475	5
Other Western states	2,384	3	845	2	1,232	5	4,461	3
Total West region	6,521	8	2,914	7	2,501	10	11,936	8
Midwest region:
Illinois	1,614	2	213	1	559	2	2,386	2
Ohio	638	1	41	—	581	2	1,260	1
Other Midwestern states	3,157	4	276	1	2,193	8	5,626	4
Total Midwest region	5,409	7	530	1	3,333	13	9,272	6
Foreign loans	2,127	3	—	—	69	—	2,196	2
Total	$78,224	100%	$38,990	100%	$26,084	100%	$143,298	100%

Loans Held for Investment
LHFI totaled $144.3 billion at June 30, 2017, an increase of $970 million, or 1%, from December 31, 2016, driven by growth in consumer loans, nonguaranteed residential mortgages, and CRE loans, offset partially by decreases in residential home equity products and C&I loans.
Average LHFI during the second quarter of 2017 totaled $144.4 billion, up $770 million, or 1%, compared to the prior quarter, driven largely by growth in the same categories discussed above regarding period-end balances, offset partially by a decrease in residential home equity products. See the "Net Interest Income/Margin" section of this MD&A for more information regarding average loan balances.
Commercial loans decreased $444 million, or 1%, during the first six months of 2017 compared to December 31, 2016, due to a $702 million, or 1%, decrease in C&I loans driven primarily by payoffs and paydowns. The decrease in C&I loans was offset partially by a $254 million, or 5%, increase in CRE loans due to organic loan production and draws on existing commitments.
Residential loans decreased $358 million, or 1%, compared to December 31, 2016, driven largely by a $739 million, or 6%, decrease in residential home equity products as payoffs and paydowns exceeded new originations and draws during the first six months of 2017. The decrease in residential home equity products was offset largely by a $457 million, or 2%, increase in nonguaranteed residential mortgages due to new originations.
At June 30, 2017, 40% of our residential home equity products were in a first lien position and 60% were in a junior lien position. For residential home equity products in a junior lien position, we own or service 27% of the loans that are senior to the home equity product. Approximately 12% of the home equity line portfolio is due to convert to amortizing term loans by the end of 2017 and an additional 14% enter the conversion phase over the following three years.
We perform credit management activities to limit our loss exposure on home equity accounts. These activities may result in the suspension of available credit and curtailment of available draws of most home equity junior lien accounts when the first lien position is delinquent, including when the junior lien is still current. We monitor the delinquency status of first mortgages serviced by other parties and actively monitor refreshed credit bureau scores of borrowers with junior liens, as these scores are highly sensitive to first lien mortgage delinquency. The loss severity on home equity junior lien accounts that default was approximately 73% and 74% at June 30, 2017 and December 31, 2016, respectively. The average borrower FICO score related to loans in our home equity portfolio was approximately 770 and 765, and the average outstanding loan size was approximately $45,000 and $46,000 at June 30, 2017 and December 31, 2016, respectively.
Consumer loans increased $1.8 billion, or 7%, during the first six months of 2017, driven by growth across all consumer loan classes as our consumer lending initiatives continue to drive growth through each of our major channels. Specifically, indirect loans increased $903 million, or 8%, other direct loans increased $478 million, or 6%, and guaranteed student loans increased $376 million, or 6%.

Loans Held for Sale
LHFS decreased $1.3 billion, or 32%, during the first six months of 2017, due primarily to loan sales exceeding mortgage production.
Asset Quality
Our asset quality was strong during the second quarter and first six months of 2017, driven by economic growth, improved residential housing markets, and significant progress in working through problem energy-related exposure. Our solid position reflects the proactive actions we have taken over the past several years to de-risk, diversify, and improve the quality of our loan portfolio.
NPAs decreased $98 million, or 11%, compared to December 31, 2016, driven primarily by the continued resolution of problem energy-related exposures. At June 30, 2017, the ratio of NPLs to period-end LHFI was 0.52%, a decrease of seven basis points compared to December 31, 2016, due to the aforementioned decrease in energy-related NPLs.
Net charge-offs were $70 million during the second quarter of 2017, compared to $112 million during the prior quarter and $137 million during the second quarter of 2016. The net charge-

off ratio was 0.20% for the second quarter of 2017, compared to 0.32% for the prior quarter and 0.39% for the second quarter of 2016. The decrease in net charge-offs compared to both prior periods was driven primarily by overall asset quality improvements and lower net charge-offs associated with energy-related exposures, offset partially by higher net charge-offs associated with consumer loans. For the first six months of 2017 and 2016, net charge-offs were $182 million and $221 million, and the net charge-off ratio was 0.26% and 0.32%, respectively.
Early stage delinquencies were 0.66% and 0.72% of total loans at June 30, 2017 and December 31, 2016, respectively. Early stage delinquencies, excluding government-guaranteed loans, were 0.22% and 0.27% at June 30, 2017 and December 31, 2016, respectively.
Given the strength of our asset quality performance in the first half of 2017, we now expect an overall net charge-off ratio for the full year 2017 of between 25 and 35 basis points, compared to our previous expectation of between 30 and 40 basis points. We also expect our ALLL to remain relatively stable through the remainder of 2017, which should result in a provision for loan losses that generally approximates net charge-offs.

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

Summary of Credit Losses Experience						Table 6
	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2017	2016	% Change	2017	2016	% Change [4]
Allowance for Credit Losses
Balance - beginning of period	$1,783	$1,831	(3)%	$1,776	$1,815	(2)%
Provision for unfunded commitments	3	5	(40)	5	3	67
Provision/(benefit) for loan losses:
Commercial loans	39	114	(66)	84	212	(60)
Residential loans	(2)	(4)	50	4	(37)	NM
Consumer loans	50	31	61	116	68	71
Total provision for loan losses	87	141	(38)	204	243	(16)
Charge-offs:
Commercial loans	(26)	(99)	(74)	(89)	(131)	(32)
Residential loans	(26)	(33)	(21)	(55)	(73)	(25)
Consumer loans	(49)	(35)	40	(104)	(74)	41
Total charge-offs	(101)	(167)	(40)	(248)	(278)	(11)
Recoveries:
Commercial loans	7	9	(22)	21	19	11
Residential loans	11	9	22	19	15	27
Consumer loans	13	12	8	26	23	13
Total recoveries	31	30	3	66	57	16
Net charge-offs	(70)	(137)	(49)	(182)	(221)	(18)
Balance - end of period	$1,803	$1,840	(2)%	$1,803	$1,840	(2)%
Components:
ALLL				$1,731	$1,774	(2)%
Unfunded commitments reserve [1]				72	66	9
Allowance for credit losses				$1,803	$1,840	(2)%
Average LHFI	$144,440	$141,238	2%	$144,058	$139,805	3%
Period-end LHFI outstanding				144,268	141,656	2
Ratios:
ALLL to period-end LHFI [2]				1.20%	1.25%	(4)%
ALLL to NPLs [3]				2.31x	1.89x	22
Net charge-offs to average LHFI (annualized)	0.20%	0.39%	(49)	0.26%	0.32%	(19)
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.
2 $214 million and $246 million of LHFI measured at fair value at June 30, 2017 and 2016, respectively, were excluded from period-end LHFI in the calculation, as no allowance is recorded for loans measured at fair value. We believe that this presentation more appropriately reflects the relationship between the ALLL and loans that attract an allowance.
3 $4 million and $5 million of NPLs measured at fair value at June 30, 2017 and 2016, respectively, were excluded from NPLs in the calculation, as no allowance is recorded for NPLs measured at fair value. We believe that this presentation more appropriately reflects the relationship between the ALLL and NPLs that attract an allowance.
4 "NM" - Not meaningful. Those changes over 100 percent were not considered to be meaningful.

Provision for Credit Losses
The total provision for credit losses includes the provision/(benefit) for loan losses and the provision/(benefit) for unfunded commitments. The provision for loan losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. For the second quarter of 2017, the total provision for loan losses decreased $54 million compared to the second quarter of 2016. For the first six months of 2017, the total provision for loan losses decreased $39 million compared to the same period in 2016. These decreases in the overall provision for loan losses were driven primarily by lower net charge-offs associated with energy-related exposures, offset partially by higher net charge-offs associated with the consumer loan portfolio.
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

Allowance for Loan and Lease Losses

ALLL by Loan Segment		Table 7
(Dollars in millions)	June 30, 2017	December 31, 2016
ALLL:
Commercial loans	$1,140	$1,124
Residential loans	337	369
Consumer loans	254	216
Total	$1,731	$1,709
Segment ALLL as a % of total ALLL:
Commercial loans	66%	66%
Residential loans	19	21
Consumer loans	15	13
Total	100%	100%
Segment LHFI as a % of total LHFI:
Commercial loans	54%	55%
Residential loans	27	27
Consumer loans	19	18
Total	100%	100%

The ALLL increased $22 million, or 1%, from December 31, 2016, to $1.7 billion at June 30, 2017. The slight increase was due primarily to consumer loan growth and higher reserves associated with consumer and commercial loans, offset partially by a lower ALLL for residential loans. The ALLL to period-end LHFI ratio (excluding loans measured at fair value) increased one basis point from December 31, 2016, to 1.20% at June 30, 2017. The ratio of the ALLL to total NPLs increased to 2.31x at June 30, 2017, compared to 2.03x at December 31, 2016, reflecting a decrease in NPLs driven by the continued resolution of problem energy-related exposures.

NONPERFORMING ASSETS

Table 8 presents our NPAs:

			Table 8
(Dollars in millions)	June 30, 2017	December 31, 2016	% Change [3]
Nonaccrual/NPLs:
Commercial loans:
C&I	$304	$390	(22)%
CRE	5	7	(29)
Commercial construction	16	17	(6)
Total commercial NPLs	325	414	(21)
Residential loans:
Residential mortgages - nonguaranteed	181	177	2
Residential home equity products	226	235	(4)
Residential construction	12	12	—
Total residential NPLs	419	424	(1)
Consumer loans:
Other direct	5	6	(17)
Indirect	5	1	NM
Total consumer NPLs	10	7	43
Total nonaccrual/NPLs [1]	$754	$845	(11)%
OREO [2]	$61	$60	2%
Other repossessed assets	6	14	(57)
Total NPAs	$821	$919	(11)%
Accruing LHFI past due 90 days or more	$1,251	$1,288	(3)%
Accruing LHFS past due 90 days or more	1	1	—
TDRs:
Accruing restructured loans	$2,524	$2,535	—%
Nonaccruing restructured loans [1]	321	306	5
Ratios:
NPLs to period-end LHFI	0.52%	0.59%	(12)%
NPAs to period-end LHFI, OREO, and other repossessed assets	0.57	0.64	(11)
1 Nonaccruing restructured loans are included in total nonaccrual/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or guaranteed by the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets in the Consolidated Balance Sheets until the property is conveyed and the funds are received. The receivable related to proceeds due from the FHA or the VA totaled $58 million and $50 million at June 30, 2017 and December 31, 2016, respectively.
3 "NM" - not meaningful. Those changes over 100 percent were not considered to be meaningful.

NPAs decreased $98 million, or 11%, during the first six months of 2017, and our ratio of NPLs to period-end LHFI was 0.52% at June 30, 2017, down seven basis points from December 31, 2016. These decreases were driven primarily by the continued resolution of problem energy-related exposures.
Problem loans or loans with potential weaknesses, such as nonaccrual loans, loans over 90 days past due and still accruing, and TDR loans, are disclosed in the NPA table above. Loans with known potential credit problems that may not otherwise be disclosed in this table include accruing criticized commercial loans, which are disclosed along with additional credit quality information in Note 6, “Loans,” to the Consolidated Financial Statements in this Form 10-Q. At June 30, 2017 and December 31, 2016, there were no known significant potential problem loans that are not otherwise disclosed.

Nonperforming Loans
NPLs at June 30, 2017 totaled $754 million, a decrease of $91 million, or 11%, from December 31, 2016. Commercial NPLs decreased $89 million, or 21%, driven by an $86 million, or 22%, decrease in C&I NPLs due to the return of certain nonperforming energy-related loans to accrual status in the current quarter, as well as paydowns and sales of energy-related NPLs during the first six months of 2017. See the "Critical Accounting Policies" section of our 2016 Annual Report on Form 10-K for additional information regarding our policy on loans classified as nonaccrual.
Residential NPLs decreased $5 million, or 1%, from December 31, 2016, and consumer NPLs increased $3 million, or 43%, from December 31, 2016. Interest income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis. Interest income on commercial nonaccrual loans is not generally recognized until after the principal amount has been reduced to zero. We recognized $8 million and $4 million of interest income related to nonaccrual loans during the second quarter of 2017 and 2016, and $13 million and $9 million during the first six months of 2017 and 2016, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $11 million and $13 million would have been recognized during the second quarter of 2017 and 2016, and $22 million and $23 million during the first six months of 2017 and 2016, respectively.

Other Nonperforming Assets
OREO increased $1 million, or 2%, during the first six months of 2017 to $61 million at June 30, 2017. Sales of OREO resulted in proceeds of $28 million and $39 million during the first six months of 2017 and 2016, contributing to net gains of $5 million and $7 million, respectively, inclusive of valuation reserves.
Most of our OREO properties are located in Florida, Georgia, Maryland, and Virginia. Residential and commercial real estate properties comprised 85% and 11%, respectively, of the $61 million in total OREO at June 30, 2017, with the remainder related to land. Upon foreclosure, the values of these properties were reevaluated and, if necessary, written down to their then-current estimated fair value less estimated costs to sell. Any further decreases in property values could result in additional losses as they are periodically revalued. See the "Non-recurring Fair Value Measurements" section within Note 15, "Fair Value Election and Measurement," to the Consolidated Financial Statements in this Form 10-Q for additional information.
Gains and losses on the sale of OREO are recorded in other noninterest expense in the Consolidated Statements of Income. Sales of OREO and the related gains or losses are highly dependent on our disposition strategy and buyer opportunities. We are actively managing and disposing of these foreclosed assets to minimize future losses and to maintain compliance with regulatory requirements.
Accruing loans past due 90 days or more included LHFI and LHFS, and totaled $1.3 billion at both June 30, 2017 and December 31, 2016. Of these, 98% and 97% were government-guaranteed at June 30, 2017 and December 31, 2016, respectively. Accruing LHFI past due 90 days or more decreased $37 million, or 3%, during the first six months of 2017, driven by a $36 million decrease in guaranteed residential mortgage loans.
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

Table 9 presents our recorded investment of residential TDRs by payment status. Guaranteed residential loans that have been repurchased from Ginnie Mae under an early buyout clause and subsequently modified have been excluded from the table. Such loans totaled approximately $51 million and $53 million at June 30, 2017 and December 31, 2016, respectively.

Residential TDR Data						Table 9
	June 30, 2017
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent [1]	Total	Current	Delinquent [1]	Total
Residential mortgages - nonguaranteed	$1,459	$25	$1,484	$13	$77	$90
Residential home equity products	684	23	707	114	35	149
Residential construction	102	1	103	—	6	6
Total residential TDRs	$2,245	$49	$2,294	$127	$118	$245

	December 31, 2016
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent [1]	Total	Current	Delinquent [1]	Total
Residential mortgages - nonguaranteed	$1,527	$36	$1,563	$12	$73	$85
Residential home equity products	628	23	651	108	36	144
Residential construction	110	1	111	—	4	4
Total residential TDRs	$2,265	$60	$2,325	$120	$113	$233
1 TDRs considered delinquent for purposes of this table were those at least thirty days past due.

At June 30, 2017, our total TDR portfolio was $2.8 billion and was comprised of $2.5 billion, or 89%, of residential loans (predominantly first and second lien residential mortgages and home equity lines of credit), $177 million, or 6%, of consumer loans, and $128 million, or 5%, of commercial loans. Total TDRs increased $4 million from December 31, 2016. Nonaccruing TDRs increased $15 million, or 5%, and accruing TDRs decreased $11 million from December 31, 2016.
Generally, interest income on restructured loans that have met sustained performance criteria and returned to accruing status is recognized according to the terms of the restructuring. Such interest income recognized was $27 million and $28 million for the second quarter of 2017 and 2016, and $55 million and $57 million for the first six months of 2017 and 2016, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $33 million and $35 million for the second quarter of 2017 and 2016, and $66 million and $71 million for the first six months of 2017 and 2016, respectively, would have been recognized.

SELECTED FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE
The following is a discussion of the more significant financial assets and financial liabilities that are measured at fair value on the Consolidated Balance Sheets at June 30, 2017 and December 31, 2016. For a complete discussion of our financial instruments measured at fair value and the methodologies used to estimate the fair values of our financial instruments, see Note 15, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.

Trading Assets and Liabilities and Derivative Instruments
Trading assets and derivative instruments decreased $220 million, or 4%, compared to December 31, 2016. This decrease was due primarily to decreases in U.S. Treasury securities, federal agency securities, net derivative instruments, and municipal securities, offset largely by an increase in trading loans. These changes were driven by normal changes in the trading portfolio product mix as we manage our business and continue to meet our clients' needs. Trading liabilities and derivative instruments decreased $261 million, or 19%, compared to December 31, 2016, due primarily to decreases in U.S. Treasury securities and net derivative instruments, offset partially by an increase in corporate and other debt securities. For composition and valuation assumptions related to our trading products, as well as additional information on our derivative instruments, see Note 4, “Trading Assets and Liabilities and Derivative Instruments,” Note 14, “Derivative Financial Instruments,” and the “Trading Assets and Derivative Instruments and Securities Available for Sale” section of Note 15, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q. Also, for a discussion of market risk associated with our trading activities, refer to the “Market Risk Management—Market Risk from Trading Activities” section of this MD&A.

Securities Available for Sale
				Table 10
	June 30, 2017
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$5,030	$12	$51	$4,991
Federal agency securities	288	5	1	292
U.S. states and political subdivisions	503	8	4	507
MBS - agency	23,902	281	222	23,961
MBS - non-agency residential	64	3	—	67
MBS - non-agency commercial	667	5	4	668
ABS	7	2	—	9
Corporate and other debt securities	33	—	—	33
Other equity securities [1]	614	1	1	614
Total securities AFS	$31,108	$317	$283	$31,142
1 At June 30, 2017, the fair value of other equity securities was comprised of the following: $143 million of FHLB of Atlanta stock, $403 million of Federal Reserve Bank of Atlanta stock, $63 million of mutual fund investments, and $5 million of other.

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

The securities AFS portfolio is managed as part of our overall liquidity management and ALM process to optimize income and portfolio value over an entire interest rate cycle while mitigating the associated risks. Changes in the size and composition of the portfolio reflect our efforts to maintain a high quality, liquid portfolio, while managing our interest rate risk profile. The amortized cost of the portfolio increased $379 million during the six months ended June 30, 2017, due primarily to increased holdings of non-agency commercial MBS, agency MBS, and municipal securities, offset partially by a decline in U.S. Treasury securities. The fair value of the securities AFS portfolio increased $470 million compared to December 31, 2016, due primarily to the aforementioned changes in the portfolio mix and a $91 million increase in net unrealized gains. At June 30, 2017, the overall securities AFS portfolio was in a $34 million net unrealized gain position, compared to a net unrealized loss position of $57 million at December 31, 2016.
Net realized gains related to the sale of securities AFS were immaterial for the six months ended June 30, 2017 and $4 million for the six months ended June 30, 2016. There were no OTTI losses recognized in earnings for the six months ended June 30, 2017 and 2016. For additional information on our accounting policies, composition, and valuation assumptions related to the securities AFS portfolio, see Note 1, "Significant Accounting Policies," to our 2016 Annual Report on Form 10-K, as well as

Note 5, "Securities Available for Sale," and the “Trading Assets and Derivative Instruments and Securities Available for Sale” section of Note 15, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.
For the three months ended June 30, 2017, the average yield on the securities AFS portfolio was 2.47%, compared to 2.29% for the three months ended June 30, 2016. For the six months ended June 30, 2017, the average yield on the securities AFS portfolio was 2.45%, compared to 2.34% for the six months ended June 30, 2016. The increases in average yield were due primarily to lower MBS premium amortization in the current periods. See additional discussion related to average yields on securities AFS in the "Net Interest Income/Margin" section of this MD&A.
The securities AFS portfolio had an effective duration of 4.5 years at June 30, 2017 compared to 4.6 years at December 31, 2016. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in market interest rates, taking into consideration embedded options. An effective duration of 4.5 years suggests an expected price change of approximately 4.5% for a 100 basis point instantaneous and parallel change in market interest rates.
The credit quality and liquidity profile of the securities AFS portfolio remained strong at June 30, 2017 and consequently, we believe that we have the flexibility to respond to changes in the economic environment and take actions as opportunities arise to manage our interest rate risk profile and balance liquidity risk against investment returns. Over the longer term, the size and composition of the securities AFS portfolio will reflect balance sheet trends, our overall liquidity objectives, and interest rate risk management objectives. Accordingly, the size and composition of the securities AFS portfolio could change over time.
Federal Home Loan Bank and Federal Reserve Bank Stock
We previously acquired capital stock in the FHLB of Atlanta as a precondition for becoming a member of that institution. As a member, we are able to take advantage of competitively priced advances as a wholesale funding source and to access grants and low-cost loans for affordable housing and community development projects, among other benefits. At June 30, 2017, we held a total of $143 million of capital stock in the FHLB of Atlanta, an increase of $11 million compared to December 31, 2016. This increase was due to an increase in our FHLB borrowings during the same period. See additional information regarding changes in our short-term borrowings in the "Borrowings" section of this MD&A. For the three and six months ended June 30, 2017 and 2016, we recognized an immaterial amount of dividends related to FHLB capital stock.
Similarly, to remain a member of the Federal Reserve System, we are required to hold a certain amount of capital stock, determined as either a percentage of the Bank’s capital or as a percentage of total deposit liabilities. At June 30, 2017, we held $403 million of Federal Reserve Bank of Atlanta stock, an increase of $1 million compared to December 31, 2016. For the three and six months ended June 30, 2017, we recognized dividends related to Federal Reserve Bank of Atlanta stock of $2 million and $4 million, respectively, compared to $2 million and $3 million for the three and six months ended June 30, 2016, respectively.

BORROWINGS

Short-Term Borrowings
Our short-term borrowings at June 30, 2017 increased $2.4 billion, or 50%, from December 31, 2016, driven by a $1.6 billion increase in other short-term borrowings and an $891 million increase in funds purchased, offset partially by a $130 million decrease in securities sold under agreements to repurchase. The increase in other short-term borrowings was due to a $1.8 billion increase in outstanding FHLB advances.

Long-Term Debt
During the six months ended June 30, 2017, our long-term debt decreased by $1.2 billion, or 11%. This decrease was driven by the early termination of $1.5 billion of long-term FHLB advances, $850 million of senior note maturities, and $188 million of subordinated note maturities in the first quarter of 2017. Partially offsetting these reductions were our first quarter of 2017 debt issuances of $1.0 billion of 3-year fixed rate senior notes and $300 million of 3-year floating rate senior notes under our Global Bank Note program. These issuances allowed us to add to our funding sources at favorable borrowing rates and pay down maturing Bank debt.

In July 2017, we issued $1.0 billion of 5-year senior notes that pay a fixed annual coupon rate of 2.45% under our Global Bank Note program. We may call these notes beginning on July 1, 2022, and they mature on August 1, 2022. Similar to our debt issuances in the first quarter of 2017, this issuance allowed us to add to our funding sources at a favorable borrowing rate and pay down maturing Bank borrowings.

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
To be considered "adequately capitalized," we are subject to minimum CET1, Tier 1 capital, and Total capital ratios of 4.5%, 6%, and 8%, respectively, plus, in 2017 and 2016, CCB amounts of 1.25% and 0.625%, respectively, are required to be maintained above the minimum capital ratios. The CCB will continue to increase each year through January 1, 2019, when the CCB amount will be fully phased-in at 2.5% above the minimum capital ratios. The CCB places restrictions on the amount of retained earnings that may be used for capital distributions or discretionary bonus payments as risk-based capital ratios approach their respective “adequately capitalized” minimum capital ratios plus the CCB. To be considered “well-capitalized,” Tier 1 and Total capital ratios of 6% and 10%, respectively, are required.
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

Regulatory Capital Metrics [1]		Table 11
(Dollars in millions)	June 30, 2017	December 31, 2016
Regulatory capital:
CET1	$17,009	$16,953
Tier 1 capital	18,990	18,186
Total capital	22,401	21,685
Assets:
RWA	$175,748	$176,825
Average total assets for leverage ratio	198,881	197,272
Risk-based ratios:
CET1	9.68%	9.59%
CET1 - fully phased-in [2]	9.53	9.43
Tier 1 capital	10.81	10.28
Total capital	12.75	12.26
Leverage	9.55	9.22
Total shareholders’ equity to assets	11.81	11.53
1 We calculated these measures based on the methodology specified by our primary regulator, which may differ from the calculations used by other financial services companies that present similar metrics.
2 The CET1 ratio on a fully phased-in basis at June 30, 2017 is estimated. See Table 20, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for a reconciliation of our transitional CET1 ratio to our fully phased-in, estimated CET1 ratio.

All of our capital ratios increased compared to December 31, 2016, driven primarily by growth in retained earnings and a slight decline in RWA due to decreased on- and off-balance sheet exposures, offset partially by an increase in treasury stock. In addition, the Tier 1 capital and Total capital ratios were both favorably impacted by our Series G preferred stock issuance in May 2017, detailed in the "Capital Actions" section below. At June 30, 2017, our capital ratios were well above current regulatory requirements.
Our estimate of the fully phased-in CET1 ratio of 9.53% at June 30, 2017 considers a 250% risk-weighting for MSRs, which is the primary driver for the difference in the transitional CET1 ratio compared to the estimated fully phased-in ratio at June 30, 2017. Our estimated fully phased-in ratio is in excess of the 4.5% minimum CET1 ratio, and is also in excess of the 7.0% limit that includes the minimum level of 4.5% plus the 2.5% fully phased-in CCB. See Table 20, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for a reconciliation of our fully phased-in CET1 ratio. Also see Note 13, "Capital," to the Consolidated Financial Statements in

our 2016 Annual Report on Form 10-K for additional information regarding our regulatory capital adequacy requirements and metrics.

Capital Actions
We declared and paid common dividends of $253 million, or $0.52 per common share, during the six months ended June 30, 2017, compared to $241 million, or $0.48 per common share, during the six months ended June 30, 2016. Additionally, we declared dividends on our preferred stock of $39 million and $33 million during the six months ended June 30, 2017 and 2016, respectively.
Various regulations administered by federal and state bank regulatory authorities restrict the Bank's ability to distribute its retained earnings. At June 30, 2017 and December 31, 2016, the Bank's capacity to pay cash dividends to the Parent Company under these regulations totaled approximately $1.9 billion and $2.5 billion, respectively.
During the first quarter of 2017, we repurchased $414 million of our outstanding common stock, which included $240 million under our 2016 capital plan and an incremental $174 million pursuant to the 1% of Tier 1 capital de minimis exception allowed under the applicable 2016 Capital Plan Rule. During the second quarter of 2017, we repurchased an additional $240 million of our outstanding common stock at market value, which completed our authorized $960 million of common equity repurchases as approved by the Board in conjunction with the 2016 capital plan.
In June 2017, we announced capital plans in response to the Federal Reserve's review of and non-objection to our 2017 capital plan submitted in conjunction with the 2017 CCAR. Our 2017 capital plan includes increases in our share repurchase program and quarterly common stock dividend, while maintaining our level of preferred stock dividends. Specifically, the 2017 capital plan authorized the repurchase of up to $1.32 billion of our outstanding common stock to be completed between the third quarter of 2017 and the second quarter of 2018, as well as a 54% increase in our quarterly common stock dividend from $0.26 per share to $0.40 per share, beginning in the third quarter of 2017 and subject to approval by our Board.
See Item 5 and Note 13, "Capital," to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K, as well as Part II, Item 2 in this Form 10-Q for additional information regarding our 2016 capital plan and related share repurchase activity.
In May 2017, we issued depositary shares representing ownership interest in 7,500 shares of Perpetual Preferred Stock, Series G, with no par value and $100,000 liquidation preference per share (the "Series G Preferred Stock"). As a result of this issuance, we received net proceeds of approximately $743 million after the underwriting discount, but before expenses, and intend to use the net proceeds for general corporate purposes. The Series G Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company to redeem, repurchase, or retire the shares. Dividends for the shares are noncumulative and, if declared, will be payable semi-annually beginning on December 15, 2017 through June 15, 2022 at a rate per annum of 5.05%, and payable quarterly beginning on September 15, 2022 at a rate per annum equal to the three-month LIBOR plus 3.10%. By its terms, we may redeem the

Series G Preferred Stock on any dividend payment date occurring on or after June 15, 2022 or at any time within 90 days following a regulatory capital event, at a redemption price of $1,000 per depositary share plus any declared and unpaid dividends. Except in certain limited circumstances, the Series G Preferred Stock does not have any voting rights.
CRITICAL ACCOUNTING POLICIES
There have been no significant changes to our Critical Accounting Policies as described in our 2016 Annual Report on Form 10-K.
ENTERPRISE RISK MANAGEMENT
Except as noted below, there have been no other significant changes in our Enterprise Risk Management practices as described in our 2016 Annual Report on Form 10-K.
In the first quarter of 2017, we established an additional executive committee to further support ER oversight, referred to as the Enterprise Business Practices Committee ("EBPC"). The EBPC is chaired by the Chief Human Resources Officer and is responsible for ensuring alignment of the Company's business practices with its core purpose, principles, and values. The EBPC also serves as the forum for enterprise reputational risk exposures.
Additionally, in the second quarter of 2017, we made a number of organizational changes within ER to align with our updated business segment structure and to augment synergies across risk disciplines.

Credit Risk Management
There have been no significant changes in our Credit Risk Management practices as described in our 2016 Annual Report on Form 10-K.
Operational Risk Management
There have been no significant changes in our Operational Risk Management practices as described in our 2016 Annual Report on Form 10-K.
Market Risk Management
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices, and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and MVE to changes in interest rates, is our primary market risk and mainly arises from the composition of our balance sheet. Variable rate loans, prior to any hedging related actions, were approximately 59% of total loans at June 30, 2017, and after giving consideration to hedging related actions, were approximately 49% of total loans. Approximately 2% of our variable rate loans at June 30, 2017 had coupon rates that were equal to a contractually specified interest rate floor. In addition to interest rate risk, we are also exposed to market risk in our trading instruments measured at fair value. Our ALCO meets regularly and is responsible for reviewing the asset/liability management and liquidity risk position of the Company in conformance with the established policies and limits designed to measure, monitor, and control market risk.

Market Risk from Non-Trading Activities
The primary goal of interest rate risk management is to control exposure to interest rate risk, within policy limits approved by the Board. These limits reflect our appetite for interest rate risk over both short-term and long-term horizons. No limit breaches occurred during the six months ended June 30, 2017.
The major sources of our non-trading interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the shape of the yield curve, as well as the embedded optionality in our products and related customer behavior. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, which, as described in additional detail below, are employed by management to understand net interest income sensitivity and MVE sensitivity. These measures show that our interest rate risk profile is moderately asset sensitive at June 30, 2017.
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

Net Interest Income Asset Sensitivity		Table 12

	Estimated % Change in Net Interest Income Over 12 Months [1]
	June 30, 2017	December 31, 2016
Rate Change
+200 bps	3.7%	3.3%
+100 bps	2.1%	1.9%
-25 bps	(0.7)%	(0.6)%
1 Estimated % change of net interest income is reflected on a non-FTE basis.

Net interest income asset sensitivity at June 30, 2017 increased slightly compared to December 31, 2016, driven primarily by a decline in our outstanding notional balance of receive-fixed, pay-variable commercial loan swaps. See additional discussion related to net interest income in the "Net Interest Income/Margin" section of this MD&A.
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
At June 30, 2017, the MVE profile in Table 13 indicates a decline in net balance sheet value due to instantaneous upward changes in rates. This MVE sensitivity is reported for both upward and downward rate shocks.

Market Value of Equity Sensitivity		Table 13

	Estimated % Change in MVE
	June 30, 2017	December 31, 2016
Rate Change
+200 bps	(8.1)%	(9.1)%
+100 bps	(3.7)%	(4.2)%
-25 bps	0.6%	0.8%

The decrease in MVE sensitivity at June 30, 2017 compared to December 31, 2016 was due to lower balance sheet duration, driven primarily by a decline in our outstanding notional balance of receive-fixed, pay-variable commercial loan swaps. The 10-year swap rate at June 30, 2017 decreased six basis points to 2.28%, compared to 2.34% at December 31, 2016. While an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under these rate scenarios, we believe that a gradual shift in interest rates would have a much more modest impact.
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
In addition to VAR, as required by the Market Risk Rule issued by the U.S. banking regulators, we calculate Stressed VAR, which is used as a component of the total market risk capital charge. We calculate the Stressed VAR risk measure using a ten-day holding period at a one-tail, 99% confidence level and employ a historical simulation approach based on a continuous twelve-month historical window selected to reflect a period of significant financial stress for our trading portfolio. The historical period used in the selection of the stress window encompasses all recent financial crises including the 2008-2009 global financial crisis. Our Stressed VAR calculation uses the same methodology and models as regular VAR, which is a requirement under the Market Risk Rule. Table 14 presents VAR and Stressed VAR for the three and six months ended June 30, 2017 and 2016, as well as VAR by Risk Factor at June 30, 2017 and 2016.

Value at Risk Profile			Table 14

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2017	2016	2017	2016
VAR (1-day holding period):
Period end	$2	$2	$2	$2
High	2	3	3	3
Low	2	2	2	2
Average	2	3	2	3

Stressed VAR (10-day holding period):
Period end	$64	$41	$64	$41
High	84	54	84	54
Low	32	10	22	8
Average	60	30	47	26

VAR by Risk Factor at period end (1-day holding period):
Equity risk			$1	$1
Interest rate risk			1	2
Credit spread risk			3	3
VAR total at period end (1-day diversified)			2	2
The trading portfolio, measured in terms of VAR, is predominantly comprised of four sub-portfolios of covered positions: (i) credit trading, (ii) fixed income securities, (iii) interest rate derivatives, and (iv) equity derivatives. The trading portfolio also contains other sub-portfolios, including foreign exchange rate and commodity derivatives; however, these trading risk exposures are not material. Our covered positions originate primarily from underwriting, market making and associated risk mitigating hedging activity, and other services for our clients. The trading portfolio's VAR profile, as illustrated in Table 14, is influenced by a variety of factors, including the size and composition of the portfolio, market volatility, the correlation between different positions, and the specific risk measure being reported. Average daily VAR was lower for the three and six months ended June 30, 2017 compared to the same periods in 2016. The decline was driven primarily by lower market volatility in the first half of 2017, compared to the same period in 2016 when volatility was higher following a sell-off in commodity markets. Nonetheless, due to more favorable market conditions, balance sheet usage within our credit trading portfolio normalized compared to the first six months of 2016, contributing to a higher Stressed VAR at June 30, 2017 compared to June 30, 2016. The trading portfolio of covered positions did not contain any correlation trading positions or on- or off-balance sheet securitization positions in the first half of 2017 or 2016.
In accordance with the Market Risk Rule, we evaluate the accuracy of our VAR model through daily backtesting by comparing aggregate daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) from covered positions with the corresponding daily VAR-based measures generated by the model. As illustrated in the following graph for the twelve months ended June 30, 2017, there were no firmwide VAR backtesting exceptions during this period. There was a near VAR backtest exception in November 2016, due largely to the post-election sell-off in U.S. bond markets, which temporarily impacted our fixed income and credit trading portfolios. The total number of VAR backtesting exceptions over the preceding twelve months is used to determine the multiplication factor for the VAR-based capital requirement under the Market Risk Rule. The capital multiplication factor increases from a minimum of three to a maximum of four, depending on the number of exceptions. There was no change in the capital multiplication factor over the preceding twelve months.

Firmwide VAR Backtesting
$3
$2
$1
$0
($1)
($2)
($3)
($4)
($5)
$ Millions
Jul-16
Aug-16
Sep-16
Oct-16
Nov-16
Dec-16
Jan-17
Feb-17
Mar-17
Apr-17
May-17
Jun-17
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

Model risk management: Our approach regarding the validation and evaluation of the accuracy of our internal models, external models, and associated processes, includes developmental and implementation testing as well as ongoing monitoring and maintenance performed by the various model developers, in conjunction with model owners. Our MRMG is responsible for the independent model validation of all trading risk models. The validation typically includes evaluation of all model documentation as well as model monitoring and maintenance plans. In addition, the MRMG performs its own independent testing. We regularly review the performance of all trading risk models through our model monitoring and maintenance process to preemptively address emerging developments in financial markets, assess evolving modeling approaches, and to identify potential model enhancement.
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
LCR requirements under Regulation WW became effective for us on January 1, 2016. The LCR requires banking organizations to hold unencumbered high-quality liquid assets sufficient to withstand projected cash outflows under a prescribed liquidity stress scenario. We have met LCR requirements within the regulatory timelines and at June 30, 2017, our LCR was above the 100% regulatory requirement.
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
On December 19, 2016 the Federal Reserve published a final rule implementing public disclosure requirements for bank holding companies subject to the LCR that will require them to publicly disclose quantitative and qualitative information regarding their respective LCR calculations on a quarterly basis. We will be required to begin disclosing elements under this final rule after October 1, 2018.
Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. The Bank and the Parent Company borrow from the money markets using instruments such as Fed funds, Eurodollars, and securities sold under agreements to repurchase. At June 30, 2017, the Bank retained a material cash position in its Federal Reserve account. The Parent Company also retains a material cash position in its Federal Reserve account in accordance with our policies and risk limits, discussed in greater detail below.
Sources of Funds. Our primary source of funds is a large, stable deposit base. Core deposits, predominantly made up of consumer and commercial deposits originated primarily from our retail branch network and Wholesale client base, are our largest and most cost-effective source of funding. Total deposits decreased to $159.9 billion at June 30, 2017, from $160.4 billion at December 31, 2016.
We also maintain access to diversified sources for both secured and unsecured wholesale funding. These uncommitted sources include Fed funds purchased from other banks, securities sold under agreements to repurchase, FHLB advances, and Global Bank Notes. Aggregate borrowings increased to $17.7 billion at June 30, 2017, from $16.5 billion at December 31, 2016, due primarily to growth in lending activity.
As mentioned above, the Bank and Parent Company maintain programs to access the debt capital markets. The Parent

Company maintains an SEC shelf registration from which it may issue senior or subordinated notes and various capital securities, such as common or preferred stock. Our Board has authorized the issuance of up to $5.0 billion of such securities under the SEC shelf registration, of which $2.2 billion and $3.0 billion of issuance capacity remained available at June 30, 2017 and December 31, 2016, respectively. The reduction in our SEC shelf registration issuance capacity during the first six months of 2017 was driven by the Parent Company's May 2017 issuance of $750 million of Perpetual Preferred Stock, Series G. See the "Capital Resources" section of this MD&A for additional information regarding our stock issuances.
The Bank maintains a Global Bank Note program under which it may issue senior or subordinated debt with various terms. In January 2017, the Bank issued $1.0 billion of 3-year fixed rate senior notes and $300 million of 3-year floating rate senior notes under this program. At June 30, 2017, the Bank retained $35.9 billion of remaining capacity to issue notes under the Global Bank Note program. See the "Recent Developments" section below for a description of our issuance subsequent to June 30, 2017 under this program.
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
June 30, 2017
	Moody’s	S&P	Fitch
SunTrust Banks, Inc.:
Senior debt	Baa1	BBB+	A-
Preferred stock	Baa3	BB+	BB

SunTrust Bank:
Long-term deposits	A1	A-	A
Short-term deposits	P-1	A-2	F1
Senior debt	Baal	A-	A-
Outlook	Stable	Stable	Stable
Our investment portfolio is a use of funds and we manage the portfolio primarily as a store of liquidity, maintaining the majority of our securities in liquid and high-grade asset classes, such as agency MBS, agency debt, and U.S. Treasury securities; nearly all of these securities qualify as high-quality liquid assets under the U.S. LCR Final Rule. At June 30, 2017, our securities AFS portfolio contained $27.4 billion of unencumbered high-quality, liquid securities at market value.
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

Table 16 presents period end and average balances of our contingent liquidity sources for the second quarters of 2017 and 2016. These sources exceed our contingent liquidity needs as measured in our contingency funding scenarios.

Contingent Liquidity Sources				Table 16

	As of		Average for the Three Months Ended ¹
(Dollars in billions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Excess reserves	$4.8	$2.2	$2.7	$2.9
Free and liquid investment portfolio securities	27.4	23.8	27.6	23.3
Unused FHLB borrowing capacity	19.8	22.3	21.2	22.9
Unused discount window borrowing capacity	17.7	17.6	17.6	17.6
Total	$69.7	$65.9	$69.1	$66.7
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
Recent Developments. In July 2017, we issued $1.0 billion of 5-year senior notes that pay a fixed annual coupon rate of 2.45% under our Global Bank Note program. We may call these notes beginning on July 1, 2022, and they mature on August 1, 2022. This issuance allowed us to add to our funding sources at a favorable borrowing rate and pay down maturing Bank borrowings.
Other Liquidity Considerations. As presented in Table 17, we had an aggregate potential obligation of $86.0 billion to our clients in unused lines of credit at June 30, 2017. Commitments to extend credit are arrangements to lend to clients who have complied with predetermined contractual obligations. We also had $2.8 billion in letters of credit outstanding at June 30, 2017, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Approximately $330 million of these letters supported variable rate demand obligations at June 30, 2017. Unused commercial lines of credit have decreased since December 31, 2016, driven by revolver utilization. Additionally, our mortgage commitments increased since December 31, 2016, due primarily to IRLC volume exceeding closed loan volume during the first half of 2017.

Unfunded Lending Commitments				Table 17
	As of		Average for the Three Months Ended
(Dollars in millions)	June 30, 2017	December 31, 2016	June 30, 2017	June 30, 2016
Unused lines of credit:
Commercial	$56,998	$59,803	$56,963	$56,673
Residential mortgage commitments [1]	4,459	4,240	4,524	5,255
Home equity lines	10,201	10,336	10,278	10,524
CRE [2]	4,119	4,468	4,309	4,734
Credit card	10,234	9,798	10,160	9,077
Total unused lines of credit	$86,011	$88,645	$86,234	$86,263

Letters of credit:
Financial standby	$2,630	$2,777	$2,647	$2,755
Performance standby	125	130	127	134
Commercial	11	19	10	14
Total letters of credit	$2,766	$2,926	$2,784	$2,903
1 Includes residential mortgage IRLCs with notional balances of $2.2 billion and $2.6 billion at June 30, 2017 and December 31, 2016, respectively.
2 Includes commercial mortgage IRLCs and other commitments with notional balances of $220 million and $395 million at June 30, 2017 and December 31, 2016, respectively.

Other Market Risk
Except as discussed below, there have been no other significant changes to other market risk as described in our 2016 Annual Report on Form 10-K.
We measure our residential MSRs at fair value on a recurring basis and actively hedge the risk associated with changes in fair value. Residential MSRs totaled $1.6 billion at both June 30, 2017 and December 31, 2016, and are managed and monitored as part of a comprehensive risk governance process, which includes established risk limits.
We originated residential MSRs with fair values at the time of origination of $65 million and $162 million during the three and six months ended June 30, 2017, and $64 million and $110 million during the three and six months ended June 30, 2016, respectively. Additionally, we purchased residential MSRs with a fair value of approximately $77 million during the six months ended June 30, 2016. No residential MSRs were purchased during the three and six months ended June 30, 2017 or the three months ended June 30, 2016.
We recognized mark-to-market decreases in the fair value of the residential MSR portfolio of $101 million and $125 million during the three and six months ended June 30, 2017, respectively. During the three and six months ended June 30, 2016, we recognized mark-to-market decreases of $185 million and $432 million, respectively. Changes in fair value include the decay resulting from the realization of monthly net servicing cash flows. We recognized net losses related to residential MSRs, inclusive of fair value changes and related hedges, of $56 million and $99 million for the three and six months ended June 30, 2017, and $39 million and $63 million for the three and six months ended June 30, 2016, respectively. Compared to the prior year periods, the increase in net losses related to residential MSRs was primarily driven by higher decay combined with a decrease in net hedge performance in the current periods. All other servicing rights, which include commercial mortgage and consumer indirect loan servicing rights, are not measured at fair value on a recurring basis, and therefore, are not subject to the same market risks associated with residential MSRs.

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

BUSINESS SEGMENTS
See Note 17, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q for a description of our business segments, basis of presentation, internal management reporting methodologies, and business segment structure realignment from three segments to two segments in the second quarter of 2017. Table 18 presents net income for our reportable business segments:

Net Income by Business Segment				Table 18

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2017	2016	2017	2016
Consumer	$227	$253	$401	$497
Wholesale	317	208	606	426

Corporate Other	12	71	58	106
Reconciling Items [1]	(28)	(40)	(70)	(90)
Total Corporate Other	(16)	31	(12)	16
Consolidated Net Income	$528	$492	$995	$939
1 Includes differences between net income reported for each business segment using management accounting practices and U.S. GAAP. Prior period information has been restated to reflect changes in internal reporting methodology. See additional information in Note 17, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q.

Table 19 presents average loans and average deposits for our reportable business segments:

Average Loans and Deposits by Business Segment				Table 19
	Three Months Ended June 30
	Average Loans		Average Consumer and Commercial Deposits
(Dollars in millions)	2017	2016	2017	2016
Consumer	$72,088	$69,170	$103,145	$100,482
Wholesale	72,278	72,010	55,801	53,651
Corporate Other	74	58	190	33

	Six Months Ended June 30
	Average Loans		Average Consumer and Commercial Deposits
(Dollars in millions)	2017	2016	2017	2016
Consumer	$71,658	$68,391	$102,488	$98,265
Wholesale	72,329	71,353	56,389	53,386
Corporate Other	71	61	129	47

BUSINESS SEGMENT RESULTS
Six Months Ended June 30, 2017 versus Six Months Ended June 30, 2016
Consumer
Consumer reported net income of $401 million for the six months ended June 30, 2017, a decrease of $96 million, or 19%, compared to the same period in 2016. The decrease was driven primarily by higher provision for credit losses, higher noninterest expense, and lower noninterest income, offset partially by higher net interest income.
Net interest income was $1.8 billion, an increase of $101 million, or 6%, compared to the same period in 2016, driven by growth in average loan and deposit balances, favorable deposit mix, and improved loan and deposit spreads. Net interest income related to deposits increased $71 million, or 7%, driven by a $4.2 billion, or 4%, increase in average deposit balances. Net interest income related to LHFI increased $34 million, or 5%, driven by a $3.3 billion, or 5%, increase in average LHFI. The increase in LHFI was driven by growth across all consumer loan portfolios as well as growth in residential mortgages, offset partially by a decline in home equity products.
Provision for credit losses was $163 million, an increase of $102 million compared to the same period in 2016. The increase was driven by a larger reduction in the ALLL during the first half of 2016.
Total noninterest income was $928 million, a decrease of $85 million, or 8%, compared to the same period in 2016. The decrease was driven primarily by lower mortgage-related fees associated with lower production and servicing-related income, and reduced service charges on deposits associated with the implementation of time order posting, offset partially by higher card fees and other miscellaneous fees.
Total noninterest expense was $1.9 billion, an increase of $83 million, or 4%, compared to the same period in 2016. The increase was driven by higher corporate support and technology costs, higher staff-related expense, higher occupancy expense and branch network-related costs, and higher marketing and promotions expense.
Wholesale
Wholesale reported net income of $606 million for the six months ended June 30, 2017, an increase of $180 million, or 42%, compared to the same period in 2016. The increase was attributable to higher net interest income, noninterest income, and lower provision for credit losses, which were offset partially by higher noninterest expense associated with revenue growth and integration costs from Pillar.
Net interest income was $1.2 billion, an increase of $117 million, or 11%, compared to the same period in 2016, driven primarily by higher average deposit balances and improved spreads. Deposit-related net interest income increased $70 million as average deposit balances grew $3.0 billion, or 6%, driven primarily by an increase in commercial interest-bearing DDA and business CD balances. Loan-related net interest income improved $38 million as average LHFI grew $976 million, or 1%, due primarily to growth in CRE and C&I loans.
Provision for credit losses was $47 million, a decrease of $139 million, or 75%, compared to the same period in 2016. The decrease was due primarily to lower energy-related net charge-offs.
Total noninterest income was $788 million, an increase of $148 million, or 23%, compared to the same period in 2016. The increase was driven primarily by higher investment banking income, which increased $89 million, or 40%, with broad-based growth across several products and services, particularly in mergers and acquisitions, syndicated finance, and bond origination. Additionally, Pillar contributed $36 million of fee income during the first half of 2017.
Total noninterest expense was $941 million, an increase of $120 million, or 15%, compared to the same period in 2016. The increase is due primarily to higher compensation associated with improved business performance, ongoing investment in talent, and the acquisition of Pillar.

Corporate Other
Corporate Other net income was $58 million for the six months ended June 30, 2017, a decrease of $48 million, or 45%, compared to the same period in 2016. The decrease in net income was driven by a $54 million reduction in net interest income.
Net interest income was $7 million, a decrease of $54 million, or 89%, compared to the same period in 2016. The decrease was driven by lower swap-related income due to higher LIBOR rates. Average long-term debt increased $1.4 billion, or 16%, and average short-term borrowings decreased $123 million, or 6%, compared to the same period in 2016, driven by balance sheet management activities.

Total noninterest income was $41 million, a decrease of $51 million, or 55%, compared to the same period in 2016. The decrease was driven by a gain on the sale-leaseback of one of our office buildings in the second quarter of 2016.
Total noninterest expense decreased $10 million compared to the same period in 2016. The decrease was due primarily to lower outside processing, severance-related, and other discretionary expenses.

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures				Table 20
(Dollars in millions and shares in thousands, except per share data)
	Three Months Ended June 30		Six Months Ended June 30
Selected Financial Data	2017	2016	2017	2016
Summary of Operations:
Interest income	$1,583	$1,424	$3,111	$2,834
Interest expense	180	136	342	265
Net interest income	1,403	1,288	2,769	2,569
Provision for credit losses	90	146	209	246
Net interest income after provision for credit losses	1,313	1,142	2,560	2,323
Noninterest income	827	898	1,674	1,680
Noninterest expense	1,388	1,345	2,853	2,663
Income before provision for income taxes	752	695	1,381	1,340
Provision for income taxes	222	201	381	396
Net income attributable to noncontrolling interest	2	2	5	5
Net income	$528	$492	$995	$939
Net income available to common shareholders	$505	$475	$956	$906
Net interest income-FTE [1]	$1,439	$1,323	$2,839	$2,640
Total revenue	2,230	2,186	4,443	4,249
Total revenue-FTE [1]	2,266	2,221	4,513	4,320
Net income per average common share:
Diluted	$1.03	$0.94	$1.94	$1.78
Basic	1.05	0.95	1.97	1.80
Dividends paid per average common share	0.26	0.24	0.52	0.48
Book value per common share			46.51	46.14
Tangible book value per common share [2]			33.83	33.98
Market capitalization			27,319	20,598
Market price per common share:
High	$58.75	$44.32	$61.69	$44.32
Low	52.69	35.10	52.69	31.07
Close	56.72	41.08	56.72	41.08
Selected Average Balances:
Total assets	$204,494	$198,305	$204,374	$195,660
Earning assets	184,057	178,055	183,833	176,122
LHFI	144,440	141,238	144,058	139,805
Consumer and commercial deposits	159,136	154,166	159,006	151,698
Intangible assets including MSRs	8,024	7,543	8,025	7,556
MSRs	1,603	1,192	1,603	1,203
Preferred stock	1,720	1,225	1,474	1,225
Total shareholders’ equity	24,139	24,018	23,906	23,907
Average common shares - diluted	488,020	505,633	491,989	508,012
Average common shares - basic	482,913	501,374	486,482	503,428
Financial Ratios (Annualized):
ROA	1.03%	1.00%	0.98%	0.97%
ROE	9.08	8.43	8.64	8.07
ROTCE [3]	12.51	11.54	11.90	11.07
Net interest margin	3.06	2.91	3.04	2.93
Net interest margin-FTE [1]	3.14	2.99	3.11	3.01
Efficiency ratio [4]	62.24	61.53	64.21	62.67
Efficiency ratio-FTE [1,4]	61.24	60.56	63.21	61.65
Tangible efficiency ratio-FTE [1,4,5]	60.59	60.05	62.59	61.16
Total average shareholders’ equity to total average assets	11.80	12.11	11.70	12.22
Tangible common equity to tangible assets [6]			8.11	8.85
Common dividend payout ratio			24.8	25.3

Capital Ratios at period end [7]:
CET1	9.68%	9.84%
CET1 - fully phased-in	9.53	9.73
Tier 1 capital	10.81	10.57
Total capital	12.75	12.68
Leverage	9.55	9.35

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)

(Dollars in millions, except per share data)	Three Months Ended June 30		Six Months Ended June 30
Reconcilement of Non-U.S. GAAP Measures	2017	2016	2017	2016
Net interest margin	3.06%	2.91%	3.04%	2.93%
Impact of FTE adjustment	0.08	0.08	0.07	0.08
Net interest margin-FTE [1]	3.14%	2.99%	3.11%	3.01%

Efficiency ratio [4]	62.24%	61.53%	64.21%	62.67%
Impact of FTE adjustment	(1.00)	(0.97)	(1.00)	(1.02)
Efficiency ratio-FTE [1,4]	61.24	60.56	63.21	61.65
Impact of excluding amortization related to intangible assets and certain tax credits	(0.65)	(0.51)	(0.62)	(0.49)
Tangible efficiency ratio-FTE [1,4,5]	60.59%	60.05%	62.59%	61.16%

ROE	9.08%	8.43%	8.64%	8.07%
Impact of removing average intangible assets other than MSRs and other servicing rights from average common shareholders' equity, and removing related pre-tax amortization expense from net income available to common shareholders	3.43	3.11	3.26	3.00
ROTCE [3]	12.51%	11.54%	11.90%	11.07%

Net interest income	$1,403	$1,288	$2,769	$2,569
FTE adjustment	36	35	70	71
Net interest income-FTE [1]	1,439	1,323	2,839	2,640
Noninterest income	827	898	1,674	1,680
Total revenue-FTE [1]	$2,266	$2,221	$4,513	$4,320

(Dollars in millions, except per share data)			June 30, 2017	June 30, 2016
Total shareholders’ equity			$24,477	$24,464
Goodwill, net of deferred taxes [8]			(6,085)	(6,091)
Other intangible assets (including MSRs and other servicing rights)			(1,689)	(1,075)
MSRs and other servicing rights			1,671	1,067
Tangible equity [6]			18,374	18,365
Noncontrolling interest			(103)	(103)
Preferred stock			(1,975)	(1,225)
Tangible common equity [6]			$16,296	$17,037

Total assets			$207,223	$198,892
Goodwill			(6,338)	(6,337)
Other intangible assets (including MSRs and other servicing rights)			(1,689)	(1,075)
MSRs and other servicing rights			1,671	1,067
Tangible assets			$200,867	$192,547
Tangible common equity to tangible assets [6]			8.11%	8.85%
Tangible book value per common share [2]			$33.83	$33.98

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)

Reconciliation of fully phased-in CET1 Ratio [7]	June 30, 2017	June 30, 2016
CET1	9.68%	9.84%
Less:
MSRs	(0.14)	(0.09)
Other [9]	(0.01)	(0.02)
CET1 - fully phased-in	9.53%	9.73%

(Dollars in millions)
Reconciliation of Pre-Provision Net Revenue ("PPNR") [10]	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Income before provision for income taxes	$752	$1,381
Provision for credit losses	90	209
Less:
Net securities gains	1	1
PPNR	$841	$1,589

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
7 The CET1 ratio on a fully phased-in basis at June 30, 2017 is estimated and is presented to provide investors with an indication of our capital adequacy under the future CET1 requirements, which will apply to us beginning on January 1, 2018.
8 Net of deferred taxes of $253 million and $246 million at June 30, 2017 and 2016, respectively.
9 Primarily includes the deduction from capital of certain carryforward DTAs, the overfunded pension asset, and other intangible assets.
10 We present the reconciliation of PPNR because it is a performance metric utilized by management and in certain of our compensation plans. PPNR impacts the level of awards if certain thresholds are met. We believe this measure is useful to investors because it allows investors to compare our PPNR to other companies in the industry who present a similar measure.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See the “Enterprise Risk Management” section of the MD&A in this Form 10-Q, which is incorporated herein by reference.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) at June 30, 2017. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at June 30, 2017.

Changes in Internal Control over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Refer to the Company's 2016 Annual Report on Form 10-K for additional information.

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
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities:

				Table 21
	Common Stock [1]
	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Equity that May Yet Be Purchased Under the Plans or Programs at Period End (in millions)
January 1 - 31	—	$—	—	$480
February 1 - 28	1,904,300	59.54	1,904,300	367
March 1 - 31 [2]	5,108,154	58.85	2,110,532	240
Total during first quarter of 2017	7,012,454	59.04	4,014,832	240

April 1 - 30	2,281,000	57.17	2,281,000	110
May 1 - 31	1,898,455	57.73	1,898,455	—
June 1 - 30	—	—	—	—
Total during second quarter of 2017	4,179,455	57.42	4,179,455	—

Total year-to-date 2017	11,191,909	$58.44	8,194,287	$—
1 During the three and six months ended June 30, 2017, no shares of SunTrust common stock were surrendered by participants in SunTrust's employee stock option plans, where participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock that the participant already owns. SunTrust considers any such shares surrendered by participants in SunTrust's employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs.
2 During March of 2017, the Company repurchased $174 million of its outstanding common stock at market value under the 1% of Tier 1 capital de minimis exception allowed under the applicable 2016 Capital Plan Rule. This repurchase was incremental to and separate from the $960 million of authorized share repurchases under the Company's 2016 capital plan submitted in connection with the 2016 CCAR.

During the second quarter of 2017, the Company repurchased $240 million of its outstanding common stock at market value, completing its repurchase of authorized common equity under the 2016 CCAR capital plan, which the Company initially announced on June 29, 2016 and which effectively expired on June 30, 2017.
On June 28, 2017, the Company announced that the Federal Reserve had no objections to the repurchase of up to $1.32 billion of the Company's outstanding common stock to be completed between July 1, 2017 and June 30, 2018, as part of the Company's 2017 capital plan submitted in connection with the 2017 CCAR.
At June 30, 2017, 7.2 million warrants to purchase the Company's common stock remained outstanding.

The Company did not repurchase any of its Series A Preferred Stock Depositary Shares, Series B Preferred Stock, Series E Preferred Stock Depositary Shares, Series F Preferred Stock Depositary Shares, or Series G Preferred Stock Depositary Shares during the second quarter of 2017, and there was no unused Board authority to repurchase any shares of Series A Preferred Stock Depositary Shares, Series B Preferred Stock, Series E Preferred Stock Depositary Shares, Series F Preferred Stock Depositary Shares, or the Series G Preferred Stock Depositary Shares.
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

SUNTRUST BANKS, INC.
(Registrant)

Dated:	August 4, 2017	By: /s/ R. Ryan Richards
R. Ryan Richards, Senior Vice President, Controller (on behalf of the Registrant and as Principal Accounting Officer)