Form 10-Q
period 2017-09-30
SUNTRUST BANKS INC
filed 2017-11-03
CIK 750556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

At October 31, 2017, 476,033,241 shares of the registrant’s common stock, $1.00 par value, were outstanding.

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
PAC — Premium Assignment Corporation.
Parent Company — SunTrust Banks, Inc. (the parent Company of SunTrust Bank and other subsidiaries).
PD — Probability of default.
Pillar — substantially all of the assets of the operating subsidiaries of Pillar Financial, LLC.
PPNR — Pre-provision net revenue.
PWM — Private Wealth Management.
REIT — Real estate investment trust.
ROA — Return on average total assets.
ROE — Return on average common shareholders’ equity.
ROTCE — Return on average tangible common shareholders' equity.
RSU — Restricted stock unit.
RWA — Risk-weighted assets.

i

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
Visa Counterparty — A financial institution that purchased the Company's Visa Class B shares.

ii

PART I - FINANCIAL INFORMATION
The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)
SunTrust Banks, Inc.
Consolidated Statements of Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions and shares in thousands, except per share data) (Unaudited)	2017	2016	2017	2016
Interest Income
Interest and fees on loans	$1,382	$1,245	$4,009	$3,670
Interest and fees on loans held for sale	24	25	70	62
Interest and dividends on securities available for sale	195	159	573	483
Trading account interest and other	34	22	95	70
Total interest income	1,635	1,451	4,747	4,285
Interest Expense
Interest on deposits	111	67	286	188
Interest on long-term debt	76	68	216	191
Interest on other borrowings	18	8	46	29
Total interest expense	205	143	548	408
Net interest income	1,430	1,308	4,199	3,877
Provision for credit losses	120	97	330	343
Net interest income after provision for credit losses	1,310	1,211	3,869	3,534
Noninterest Income
Service charges on deposit accounts	154	162	453	477
Other charges and fees	92	93	291	290
Card fees	86	83	255	243
Investment banking income	166	147	480	372
Trading income	51	65	148	154
Trust and investment management income	79	80	229	230
Retail investment services	69	71	208	212
Mortgage production related income	61	118	170	288
Mortgage servicing related income	46	49	148	164
Commercial real estate related income [1]	17	8	61	36
Net securities gains	—	—	1	4
Other noninterest income [1]	25	13	76	99
Total noninterest income	846	889	2,520	2,569
Noninterest Expense
Employee compensation	725	687	2,152	1,994
Employee benefits	81	86	302	315
Outside processing and software	203	225	612	626
Net occupancy expense	94	93	280	256
Regulatory assessments	47	47	143	127
Marketing and customer development	45	38	129	120
Equipment expense	40	44	123	126
Amortization	22	14	49	35
Operating (gains)/losses	(34)	35	17	85
Other noninterest expense	168	140	436	388
Total noninterest expense	1,391	1,409	4,243	4,072
Income before provision for income taxes	765	691	2,146	2,031
Provision for income taxes	225	215	606	611
Net income including income attributable to noncontrolling interest	540	476	1,540	1,420
Net income attributable to noncontrolling interest	2	2	7	7
Net income	$538	$474	$1,533	$1,413
Net income available to common shareholders	$512	$457	$1,468	$1,363

Net income per average common share:
Diluted	$1.06	$0.91	$3.00	$2.70
Basic	1.07	0.92	3.04	2.72
Dividends declared per common share	0.40	0.26	0.92	0.74
Average common shares - diluted	483,640	500,885	489,176	505,619
Average common shares - basic	478,258	496,304	483,711	501,036
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

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions) (Unaudited)	2017	2016	2017	2016
Net income	$538	$474	$1,533	$1,413
Components of other comprehensive income/(loss):
Change in net unrealized gains/(losses) on securities available for sale, net of tax of $24, ($19), $57, and $228, respectively	40	(32)	97	383
Change in net unrealized (losses)/gains on derivative instruments, net of tax of ($1), ($51), ($7), and $81, respectively	(2)	(86)	(13)	137
Change in credit risk adjustment on long-term debt, net of tax of $1, ($2), $1, and ($3), respectively [1]	1	(3)	1	(5)
Change related to employee benefit plans, net of tax of $2, $2, $3, and $39, respectively	3	3	1	65
Total other comprehensive income/(loss), net of tax	42	(118)	86	580
Total comprehensive income	$580	$356	$1,619	$1,993
1 Related to the Company's early adoption of the ASU 2016-01 provision related to changes in instrument-specific credit risk. See Note 1, "Significant Accounting Policies," and Note 17, "Accumulated Other Comprehensive (Loss)/Income," for additional information.

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in millions and shares in thousands, except per share data)	2017	2016
Assets	(Unaudited)
Cash and due from banks	$7,071	$5,091
Federal funds sold and securities borrowed or purchased under agreements to resell	1,182	1,307
Interest-bearing deposits in other banks	25	25
Cash and cash equivalents	8,278	6,423
Trading assets and derivative instruments [1]	6,318	6,067
Securities available for sale [2]	31,444	30,672
Loans held for sale ($2,252 and $3,540 at fair value at September 30, 2017 and December 31, 2016, respectively)	2,835	4,169
Loans [3] ($206 and $222 at fair value at September 30, 2017 and December 31, 2016, respectively)	144,264	143,298
Allowance for loan and lease losses	(1,772)	(1,709)
Net loans	142,492	141,589
Premises and equipment, net	1,616	1,556
Goodwill	6,338	6,337
Other intangible assets (Residential MSRs at fair value: $1,628 and $1,572 at September 30, 2017 and December 31, 2016, respectively)	1,706	1,657
Other assets	7,225	6,405
Total assets	$208,252	$204,875

Liabilities
Noninterest-bearing deposits	$43,984	$43,431
Interest-bearing deposits (CDs at fair value: $207 and $78 at September 30, 2017 and December 31, 2016, respectively)	118,753	116,967
Total deposits	162,737	160,398
Funds purchased	3,118	2,116
Securities sold under agreements to repurchase	1,422	1,633
Other short-term borrowings	909	1,015
Long-term debt [4] ($758 and $963 at fair value at September 30, 2017 and December 31, 2016, respectively)	11,280	11,748
Trading liabilities and derivative instruments	1,284	1,351
Other liabilities	2,980	2,996
Total liabilities	183,730	181,257
Shareholders’ Equity
Preferred stock, no par value	1,975	1,225
Common stock, $1.00 par value	550	550
Additional paid-in capital	8,985	9,010
Retained earnings	17,021	16,000
Treasury stock, at cost, and other [5]	(3,274)	(2,346)
Accumulated other comprehensive loss, net of tax	(735)	(821)
Total shareholders’ equity	24,522	23,618
Total liabilities and shareholders’ equity	$208,252	$204,875

Common shares outstanding [6]	476,001	491,188
Common shares authorized	750,000	750,000
Preferred shares outstanding	20	12
Preferred shares authorized	50,000	50,000
Treasury shares of common stock	74,053	58,738

[1] Includes trading securities pledged as collateral where counterparties have the right to sell or repledge the collateral	$1,043	$1,437
[2] Includes securities AFS pledged as collateral where counterparties have the right to sell or repledge the collateral	280	—
[3] Includes loans of consolidated VIEs	186	211
[4] Includes debt of consolidated VIEs	195	222
[5] Includes noncontrolling interest	101	103
[6] Includes restricted shares	9	11

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Shareholders’ Equity

(Dollars and shares in millions, except per share data) (Unaudited)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock and Other [1]	Accumulated Other Comprehensive (Loss)/Income	Total
Balance, January 1, 2016	$1,225	509	$550	$9,094	$14,686	($1,658)	($460)	$23,437
Cumulative effect of credit risk adjustment [2]	—	—	—	—	5	—	(5)	—
Net income	—	—	—	—	1,413	—	—	1,413
Other comprehensive income	—	—	—	—	—	—	580	580
Change in noncontrolling interest	—	—	—	—	—	(7)	—	(7)
Common stock dividends, $0.74 per share	—	—	—	—	(370)	—	—	(370)
Preferred stock dividends [3]	—	—	—	—	(49)	—	—	(49)
Repurchase of common stock	—	(15)	—	—	—	(566)	—	(566)
Repurchase of common stock warrants	—	—	—	(24)	—	—	—	(24)
Exercise of stock options and stock compensation expense [4]	—	1	—	(28)	—	43	—	15
Restricted stock activity [4]	—	1	—	(33)	(4)	55	—	18
Amortization of restricted stock compensation	—	—	—	—	—	2	—	2
Balance, September 30, 2016	$1,225	496	$550	$9,009	$15,681	($2,131)	$115	$24,449

Balance, January 1, 2017	$1,225	491	$550	$9,010	$16,000	($2,346)	($821)	$23,618
Net income	—	—	—	—	1,533	—	—	1,533
Other comprehensive income	—	—	—	—	—	—	86	86
Change in noncontrolling interest	—	—	—	—	—	(2)	—	(2)
Common stock dividends, $0.92 per share	—	—	—	—	(443)	—	—	(443)
Preferred stock dividends [3]	—	—	—	—	(65)	—	—	(65)
Issuance of preferred stock, Series G	750	—	—	(7)	—	—	—	743
Repurchase of common stock	—	(17)	—	—	—	(984)	—	(984)
Exercise of stock options and stock compensation expense	—	1	—	(14)	—	27	—	13
Restricted stock activity	—	1	—	(4)	(4)	31	—	23
Balance, September 30, 2017	$1,975	476	$550	$8,985	$17,021	($3,274)	($735)	$24,522
1 At September 30, 2017, includes ($3,374) million for treasury stock and $101 million for noncontrolling interest.
At September 30, 2016, includes ($2,232) million for treasury stock and $101 million for noncontrolling interest.
2 Related to the Company's early adoption of the ASU 2016-01 provision related to changes in instrument-specific credit risk, beginning January 1, 2016. See Note 1, "Significant Accounting Policies," and Note 17, "Accumulated Other Comprehensive (Loss)/Income," for additional information.
3 For the nine months ended September 30, 2017, dividends were $3,044 per share for both Perpetual Preferred Stock Series A and B, $4,406 per share for Perpetual Preferred Stock Series E, $4,219 per share for Perpetual Preferred Stock Series F, and $2,090 per share for Perpetual Preferred Stock Series G.
For the nine months ended September 30, 2016, dividends were $3,056 per share for both Perpetual Preferred Stock Series A and B, $4,406 per share for Perpetual Preferred Stock Series E, and $4,219 per share for Perpetual Preferred Stock Series F.
4 Includes a ($4) million net reclassification of excess tax benefits from Additional paid-in capital to Provision for income taxes, related to the Company's adoption of ASU 2016-09.

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc. Consolidated Statements of Cash Flows

	Nine Months Ended September 30
(Dollars in millions) (Unaudited)	2017	2016
Cash Flows from Operating Activities
Net income including income attributable to noncontrolling interest	$1,540	$1,420
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation, amortization, and accretion	540	533
Origination of servicing rights	(262)	(198)
Provisions for credit losses and foreclosed property	336	347
Stock-based compensation	121	85
Net securities gains	(1)	(4)
Net gain on sale of loans held for sale, loans, and other assets	(183)	(376)
Net decrease/(increase) in loans held for sale	1,488	(1,647)
Net increase in trading assets	(272)	(704)
Net increase in other assets	(950)	(193)
Net (decrease)/increase in other liabilities	(267)	155
Net cash provided by/(used in) operating activities	2,090	(582)
Cash Flows from Investing Activities
Proceeds from maturities, calls, and paydowns of securities available for sale	3,169	3,763
Proceeds from sales of securities available for sale	1,486	197
Purchases of securities available for sale	(5,344)	(5,297)
Net increase in loans, including purchases of loans	(1,839)	(7,007)
Proceeds from sales of loans	520	1,482
Purchases of servicing rights	—	(101)
Capital expenditures	(233)	(188)
Payments related to acquisitions, including contingent consideration, net of cash acquired	—	(23)
Proceeds from the sale of other real estate owned and other assets	183	171
Net cash used in investing activities	(2,058)	(7,003)
Cash Flows from Financing Activities
Net increase in total deposits	2,339	9,012
Net increase in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	685	272
Proceeds from issuance of long-term debt	2,623	4,924
Repayments of long-term debt	(3,073)	(1,448)
Proceeds from the issuance of preferred stock	743	—
Repurchase of common stock	(984)	(566)
Repurchase of common stock warrants	—	(24)
Common and preferred stock dividends paid	(485)	(412)
Taxes paid related to net share settlement of equity awards	(38)	(47)
Proceeds from exercise of stock options	13	15
Net cash provided by financing activities	1,823	11,726
Net increase in cash and cash equivalents	1,855	4,141
Cash and cash equivalents at beginning of period	6,423	5,599
Cash and cash equivalents at end of period	$8,278	$9,740

Supplemental Disclosures:
Loans transferred from loans held for sale to loans	$16	$23
Loans transferred from loans to loans held for sale	218	315
Loans transferred from loans and loans held for sale to other real estate owned	43	46
Non-cash impact of debt assumed by purchaser in lease sale	9	74

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
The Company evaluated events that occurred between September 30, 2017 and the date the accompanying financial statements were issued, and there were no material events, other than those already discussed in this Form 10-Q, that would require recognition in the Company's Consolidated Financial Statements or disclosure in the accompanying Notes.

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
The Company early adopted the provision related to changes in instrument-specific credit risk beginning January 1, 2016, which resulted in an immaterial, cumulative effect adjustment from retained earnings to AOCI. See Note 1, “Significant Accounting Policies,” to the Company's 2016 Annual Report on Form 10-K for additional information. The Company does not expect the remaining provisions of this ASU to have a material impact on its Consolidated Financial Statements and related disclosures.

Standard(s) Not Yet Adopted
ASU 2016-02, Leases
The ASU creates ASC Topic 842, Leases, which supersedes ASC Topic 840, Leases. ASC Topic 842 requires lessees to recognize right-of-use assets and associated liabilities that arise from leases, with the exception of short-term leases. The ASU does not make significant changes to lessor accounting; however, there were certain improvements made to align lessor accounting with the lessee accounting model and ASC Topic 606, Revenue from Contracts with Customers. There are several new qualitative and quantitative disclosures required. Upon transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.

January 1, 2019 Early adoption is permitted.
The Company has formed a cross-functional team to oversee the implementation of this ASU. The Company's implementation efforts are ongoing, including the review of its lease portfolios and related lease accounting policies, the review of its service contracts for embedded leases, and the deployment of a new lease software solution. The Company's adoption of this ASU will result in an increase in right-of-use assets and associated lease liabilities, arising from operating leases in which the Company is the lessee, on its Consolidated Balance Sheets.

The amount of the right-of-use assets and associated lease liabilities recorded upon adoption will be based primarily on the present value of unpaid future minimum lease payments, the amount of which will depend on the population of leases in effect at the date of adoption. At September 30, 2017, the Company’s estimate of right-of-use assets and lease liabilities that would be recorded on its Consolidated Balance Sheets upon adoption is in excess of $1 billion. The Company does not expect this ASU to have a material impact on its Consolidated Statements of Income.

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

January 1, 2020 Early adoption is permitted beginning January 1, 2019.
The Company has formed a cross-functional team to oversee the implementation of this ASU and is assessing the required changes to its credit loss estimation methodologies. The Company is evaluating the impact that this ASU will have on its Consolidated Financial Statements and related disclosures, and the Company currently anticipates that an increase to the allowance for credit losses will be recognized upon adoption to provide for the expected credit losses over the estimated life of the financial assets. However, since the magnitude of the anticipated increase in the allowance for credit losses will be impacted by economic conditions and trends in the Company’s portfolio at the time of adoption, the quantitative impact cannot yet be reasonably estimated.

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

January 1, 2018 Early adoption is permitted.
The Company is evaluating the impact that this ASU will have on its Consolidated Statements of Cash Flows. Changes in the Company's presentation of certain cash payments and receipts between the operating, financing, and investing sections of its Consolidated Statements of Cash Flows are expected; however, the quantitative impact has not yet been determined.

ASU 2014-09, Revenue from Contracts with Customers

ASU 2015-14, Deferral of the Effective Date

ASU 2016-08, Principal versus Agent Considerations

ASU 2016-10, Identifying Performance Obligations and Licensing

ASU 2016-12, Narrow-Scope Improvements and Practical Expedients

ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers

These ASUs comprise ASC Topic 606, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of these ASUs is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. These ASUs may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts, with remaining performance obligations as of the effective date.
January 1, 2018 Early adoption is permitted beginning January 1, 2017.
The Company is completing its evaluation of the anticipated effects that these ASUs will have on its Consolidated Financial Statements and related disclosures. The Company conducted a comprehensive scoping exercise to determine the revenue streams that are in the scope of these updates. Results indicate that certain noninterest income financial statement line items, including service charges on deposit accounts, card fees, other charges and fees, investment banking income, trust and investment management income, retail investment services, commercial real estate related income, and other noninterest income, contain revenue streams that are within the scope of these updates. Additionally, the Company's analyses indicate that there will be changes to the presentation of certain types of revenue and expenses within investment banking income, such as underwriting revenue and expenses, which will be shown gross pursuant to the new requirements.

The Company is in the process of developing additional quantitative and qualitative disclosures that will be required upon adoption of these ASUs. The Company plans to adopt these standards beginning January 1, 2018 and expects to use the modified retrospective method of adoption. The Company does not expect these ASUs to have a material impact on its Consolidated Financial Statements and related disclosures.

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

January 1, 2020 Early adoption is permitted.
Based on the Company's most recent annual goodwill impairment test performed as of October 1, 2016, there were no reporting units for which the carrying amount of the reporting unit exceeded its fair value; therefore, this ASU would not currently have an impact on the Company's Consolidated Financial Statements and related disclosures. However, if upon adoption the carrying amount of a reporting unit exceeds its fair value, the Company would be impacted by the amount of impairment recognized.

ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
The ASU amends ASC Topic 815, Derivatives and Hedging, to simplify the requirements for hedge accounting. Key amendments include: eliminating the requirement to separately measure and report hedge ineffectiveness, requiring changes in the value of the hedging instrument to be presented in the same income statement line as the earnings effect of the hedged item, and the ability to measure the hedged item based on the benchmark interest rate component of the total contractual coupon for fair value hedges. New incremental disclosures are also required for reporting periods subsequent to the date of adoption. All transition requirements and elections should be applied to hedging relationships existing on the date of adoption using a modified retrospective approach.

January 1, 2019 Early adoption is permitted.
The Company is evaluating the significance and other effects that this ASU will have on its Consolidated Financial Statements and related disclosures; however, the quantitative impact has not yet been determined.

NOTE 2 - FEDERAL FUNDS SOLD AND SECURITIES FINANCING ACTIVITIES
Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell
Fed funds sold and securities borrowed or purchased under agreements to resell were as follows:

(Dollars in millions)	September 30, 2017	December 31, 2016
Fed funds sold	$—	$58
Securities borrowed	371	270
Securities purchased under agreements to resell	811	979
Total Fed funds sold and securities borrowed or purchased under agreements to resell	$1,182	$1,307
Securities purchased under agreements to resell are primarily collateralized by U.S. government or agency securities and are carried at the amounts at which the securities will be subsequently resold, plus accrued interest. Securities borrowed are primarily collateralized by corporate securities. The Company borrows securities and purchases securities under agreements to resell as part of its securities financing activities. On the acquisition date of these securities, the Company and the related counterparty agree on the amount of collateral required to secure the principal amount loaned under these arrangements. The Company monitors collateral values daily and calls for additional collateral to be provided as warranted under the respective agreements. At September 30, 2017 and December 31, 2016, the total market value of collateral held was $1.2 billion and $1.3 billion, of which $194 million and $246 million was repledged, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as secured borrowings. The following table presents the Company’s related activity, by collateral type and remaining contractual maturity:

	September 30, 2017				December 31, 2016
(Dollars in millions)	Overnight and Continuous	Up to 30 days	30-90 days	Total	Overnight and Continuous	Up to 30 days	30-90 days	Total
U.S. Treasury securities	$32	$—	$—	$32	$27	$—	$—	$27
Federal agency securities	58	25	—	83	288	24	—	312
MBS - agency	738	94	—	832	793	51	—	844
CP	68	—	—	68	49	—	—	49
Corporate and other debt securities	292	75	40	407	311	50	40	401
Total securities sold under agreements to repurchase	$1,188	$194	$40	$1,422	$1,468	$125	$40	$1,633

For these securities sold under agreements to repurchase, the Company would be obligated to provide additional collateral in the event of a significant decline in fair value of the collateral pledged. This risk is managed by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.

Netting of Securities - Repurchase and Resell Agreements
The Company has various financial assets and financial liabilities that are subject to enforceable master netting agreements or similar agreements. The Company's derivatives that are subject to enforceable master netting agreements or similar agreements are discussed in Note 13, "Derivative Financial Instruments." The following table presents the Company's securities borrowed or purchased under agreements to resell and securities sold under agreements to repurchase that are subject to MRAs. Generally, MRAs require collateral to exceed the asset or liability recognized on the balance sheet. Transactions subject to these agreements are treated as collateralized financings, and those with a single counterparty are permitted to be presented net on the Company's Consolidated Balance Sheets, provided certain criteria are met that permit balance sheet netting. At September 30, 2017 and December 31, 2016, there were no such transactions subject to legally enforceable MRAs that were eligible for balance sheet netting.
The following table includes the amount of collateral pledged or received related to exposures subject to enforceable MRAs. While these agreements are typically over-collateralized, the amount of collateral presented in this table is limited to the amount of the related recognized asset or liability for each counterparty.

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
September 30, 2017
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,182	$—	$1,182	[1]	$1,165	$17
Financial liabilities:
Securities sold under agreements to repurchase	1,422	—	1,422		1,422	—

December 31, 2016
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,249	$—	$1,249	[1]	$1,241	$8
Financial liabilities:
Securities sold under agreements to repurchase	1,633	—	1,633		1,633	—
1 Excludes $0 and $58 million of Fed funds sold, which are not subject to a master netting agreement at September 30, 2017 and December 31, 2016, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 3 - TRADING ASSETS AND LIABILITIES AND DERIVATIVE INSTRUMENTS

The fair values of the components of trading assets and liabilities and derivative instruments are presented in the following table:

(Dollars in millions)	September 30, 2017	December 31, 2016
Trading Assets and Derivative Instruments:
U.S. Treasury securities	$366	$539
Federal agency securities	303	480
U.S. states and political subdivisions	53	134
MBS - agency	666	567
CLO securities	—	1
Corporate and other debt securities	665	656
CP	383	140
Equity securities	30	49
Derivative instruments [1]	898	984
Trading loans [2]	2,954	2,517
Total trading assets and derivative instruments	$6,318	$6,067

Trading Liabilities and Derivative Instruments:
U.S. Treasury securities	$555	$697
MBS - agency	—	1
Corporate and other debt securities	347	255
Equity securities	5	—
Derivative instruments [1]	377	398
Total trading liabilities and derivative instruments	$1,284	$1,351
1 Amounts include the impact of offsetting cash collateral received from and paid to the same derivative counterparties, and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists.
2 Includes loans related to TRS.

Various trading and derivative instruments are used as part of the Company’s overall balance sheet management strategies and to support client requirements executed through the Bank and/or STRH, a broker/dealer subsidiary of the Company. The Company manages the potential market volatility associated with trading instruments by using appropriate risk management strategies. The size, volume, and nature of the trading products and derivative instruments can vary based on economic conditions as well as client-specific and Company-specific asset or liability positions.
Product offerings to clients include debt securities, loans traded in the secondary market, equity securities, derivative contracts, and other similar financial instruments. Other trading-

related activities include acting as a market maker for certain debt and equity security transactions, derivative instrument transactions, and foreign exchange transactions. The Company also uses derivatives to manage its interest rate and market risk from non-trading activities. The Company has policies and procedures to manage market risk associated with client trading and non-trading activities, and assumes a limited degree of market risk by managing the size and nature of its exposure. For valuation assumptions and additional information related to the Company's trading products and derivative instruments, see Note 13, “Derivative Financial Instruments,” and the “Trading Assets and Derivative Instruments and Securities Available for Sale” section of Note 14, “Fair Value Election and Measurement.”
Pledged trading assets are presented in the following table:

(Dollars in millions)	September 30, 2017	December 31, 2016
Pledged trading assets to secure repurchase agreements [1]	$756	$968
Pledged trading assets to secure certain derivative agreements	291	471
Pledged trading assets to secure other arrangements	51	40
1 Repurchase agreements secured by collateral totaled $721 million and $928 million at September 30, 2017 and December 31, 2016, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 4 – SECURITIES AVAILABLE FOR SALE
Securities Portfolio Composition

	September 30, 2017
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$4,300	$9	$48	$4,261
Federal agency securities	266	5	1	270
U.S. states and political subdivisions	558	9	4	563
MBS - agency	24,860	287	167	24,980
MBS - non-agency residential	59	4	1	62
MBS - non-agency commercial	747	6	3	750
ABS	6	2	—	8
Corporate and other debt securities	33	—	—	33
Other equity securities [1]	518	1	2	517
Total securities AFS	$31,347	$323	$226	$31,444

	December 31, 2016
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$5,486	$5	$86	$5,405
Federal agency securities	310	5	2	313
U.S. states and political subdivisions	279	5	5	279
MBS - agency	23,642	313	293	23,662
MBS - non-agency residential	71	3	—	74
MBS - non-agency commercial	257	—	5	252
ABS	8	2	—	10
Corporate and other debt securities	34	1	—	35
Other equity securities [1]	642	1	1	642
Total securities AFS	$30,729	$335	$392	$30,672
1 At September 30, 2017, the fair value of other equity securities was comprised of the following: $68 million of FHLB of Atlanta stock, $403 million of Federal Reserve Bank of Atlanta stock, $41 million of mutual fund investments, and $5 million of other.
At December 31, 2016, the fair value of other equity securities was comprised of the following: $132 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, $102 million of mutual fund investments, and $6 million of other.

The following table presents interest and dividends on securities AFS:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2017	2016	2017	2016
Taxable interest	$187	$154	$551	$470
Tax-exempt interest	4	2	9	4
Dividends	4	3	13	9
Total interest and dividends on securities AFS	$195	$159	$573	$483

Securities AFS pledged to secure public deposits, repurchase agreements, trusts, certain derivative agreements, and other funds had a fair value of $3.3 billion and $2.0 billion at September 30, 2017 and December 31, 2016, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

The following table presents the amortized cost, fair value, and weighted average yield of investments in debt securities AFS at September 30, 2017, by remaining contractual maturity, with the exception of MBS and ABS, which are based on estimated average life. Receipt of cash flows may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Distribution of Remaining Maturities
(Dollars in millions)	Due in 1 Year or Less	Due After 1 Year through 5 Years	Due After 5 Years through 10 Years	Due After 10 Years	Total
Amortized Cost:
U.S. Treasury securities	$—	$2,002	$2,298	$—	$4,300
Federal agency securities	126	46	4	90	266
U.S. states and political subdivisions	6	46	179	327	558
MBS - agency	1,475	9,092	13,785	508	24,860
MBS - non-agency residential	—	59	—	—	59
MBS - non-agency commercial	5	12	730	—	747
ABS	—	6	—	—	6
Corporate and other debt securities	23	10	—	—	33
Total debt securities AFS	$1,635	$11,273	$16,996	$925	$30,829
Fair Value:
U.S. Treasury securities	$—	$1,996	$2,265	$—	$4,261
Federal agency securities	129	47	4	90	270
U.S. states and political subdivisions	6	48	185	324	563
MBS - agency	1,544	9,199	13,730	507	24,980
MBS - non-agency residential	—	62	—	—	62
MBS - non-agency commercial	5	12	733	—	750
ABS	—	8	—	—	8
Corporate and other debt securities	23	10	—	—	33
Total debt securities AFS	$1,707	$11,382	$16,917	$921	$30,927
Weighted average yield [1]	3.51%	2.35%	2.67%	3.15%	2.62%
1 Weighted average yields are based on amortized cost.

Notes to Consolidated Financial Statements (Unaudited), continued

Securities AFS in an Unrealized Loss Position
The Company held certain investment securities AFS where amortized cost exceeded fair value, resulting in unrealized loss positions. Market changes in interest rates and credit spreads may result in temporary unrealized losses as the market prices of securities fluctuate. At September 30, 2017, the Company did not intend to sell these securities nor was it more-likely-than-not that the Company would be required to sell these securities before their anticipated recovery or maturity. The Company reviewed its portfolio for OTTI in accordance with the accounting policies described in Note 1, "Significant Accounting Policies," to the Company's 2016 Annual Report on Form 10-K.

Securities AFS in an unrealized loss position at period end are presented in the following tables:

	September 30, 2017
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]
Temporarily impaired securities AFS:
U.S. Treasury securities	$1,092	$9	$1,382	$39	$2,474	$48
Federal agency securities	43	—	33	1	76	1
U.S. states and political subdivisions	178	1	119	3	297	4
MBS - agency	9,571	92	2,709	75	12,280	167
MBS - non-agency commercial	207	2	47	1	254	3
ABS	—	—	5	—	5	—
Corporate and other debt securities	10	—	—	—	10	—
Other equity securities	—	—	3	2	3	2
Total temporarily impaired securities AFS	11,101	104	4,298	121	15,399	225
OTTI securities AFS [1]:
MBS - non-agency residential	14	1	—	—	14	1
ABS	—	—	1	—	1	—
Total OTTI securities AFS	14	1	1	—	15	1
Total impaired securities AFS	$11,115	$105	$4,299	$121	$15,414	$226
1 OTTI securities AFS are impaired securities for which OTTI credit losses have been previously recognized in earnings.
2 Unrealized losses less than $0.5 million are presented as zero within the table.

	December 31, 2016
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]
Temporarily impaired securities AFS:
U.S. Treasury securities	$4,380	$86	$—	$—	$4,380	$86
Federal agency securities	96	2	3	—	99	2
U.S. states and political subdivisions	149	5	—	—	149	5
MBS - agency	14,622	285	451	8	15,073	293
MBS - non-agency commercial	184	5	—	—	184	5
ABS	—	—	5	—	5	—
Corporate and other debt securities	12	—	—	—	12	—
Other equity securities	—	—	4	1	4	1
Total temporarily impaired securities AFS	19,443	383	463	9	19,906	392
OTTI securities AFS [1]:
MBS - non-agency residential	16	—	—	—	16	—
ABS	—	—	1	—	1	—
Total OTTI securities AFS	16	—	1	—	17	—
Total impaired securities AFS	$19,459	$383	$464	$9	$19,923	$392
1 OTTI securities AFS are impaired securities for which OTTI credit losses have been previously recognized in earnings.
2 Unrealized losses less than $0.5 million are presented as zero within the table.

At September 30, 2017, temporarily impaired securities AFS that have been in an unrealized loss position for twelve months or longer included agency MBS, U.S. Treasury securities, municipal securities, non-agency commercial MBS, federal agency securities, one ABS collateralized by 2004 vintage home equity loans, and one equity security. The Company continues to receive contractual distributions on the temporarily impaired ABS and dividends on the equity security. Both of these

Notes to Consolidated Financial Statements (Unaudited), continued

securities are evaluated quarterly for OTTI. Unrealized losses on the remaining temporarily impaired securities were due to market interest rates being higher than the securities' stated coupon rates. Unrealized losses on securities AFS that relate to factors other than credit are recorded in AOCI, net of tax.
Realized Gains and Losses and Other-Than-Temporarily Impaired Securities AFS
Net securities gains/(losses) are comprised of gross realized gains, gross realized losses, and OTTI credit losses recognized in earnings. For both the three and nine months ended September 30, 2017, gross realized gains and gross realized losses were immaterial and there were no OTTI credit losses recognized in earnings. For the three months ended September 30, 2016, no gross realized gains were recognized and for the nine months ended September 30, 2016, gross realized gains were $4 million. For both the three and nine months ended September 30, 2016, gross realized losses were immaterial and there were no OTTI credit losses recognized in earnings.
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
During the three and nine months ended September 30, 2017 and 2016, there were no credit impairment losses recognized on securities AFS held at the end of each period. The accumulated balance of OTTI credit losses recognized in earnings on securities AFS held at period end was $22 million at September 30, 2017 and $24 million at September 30, 2016. Subsequent credit losses may be recorded on securities without a corresponding further decline in fair value when there has been a decline in expected cash flows.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 5 - LOANS
Composition of Loan Portfolio

(Dollars in millions)	September 30, 2017	December 31, 2016
Commercial loans:
C&I [1]	$67,758	$69,213
CRE	5,238	4,996
Commercial construction	3,964	4,015
Total commercial loans	76,960	78,224
Residential loans:
Residential mortgages - guaranteed	497	537
Residential mortgages - nonguaranteed [2]	27,041	26,137
Residential home equity products	10,865	11,912
Residential construction	327	404
Total residential loans	38,730	38,990
Consumer loans:
Guaranteed student	6,559	6,167
Other direct	8,597	7,771
Indirect	11,952	10,736
Credit cards	1,466	1,410
Total consumer loans	28,574	26,084
LHFI	$144,264	$143,298
LHFS [3]	$2,835	$4,169
1 Includes $3.5 billion and $3.7 billion of lease financing and $764 million and $729 million of installment loans at September 30, 2017 and December 31, 2016, respectively.
2 Includes $206 million and $222 million of LHFI measured at fair value at September 30, 2017 and December 31, 2016, respectively.
3 Includes $2.3 billion and $3.5 billion of LHFS measured at fair value at September 30, 2017 and December 31, 2016, respectively.
During the three months ended September 30, 2017 and 2016, the Company transferred $91 million and $153 million of LHFI to LHFS, and $6 million and $13 million of LHFS to LHFI, respectively. In addition to sales of residential and commercial mortgage LHFS in the normal course of business, the Company sold $285 million and $1.2 billion of loans and leases for a net loss of $1 million and a net gain of $8 million during the three months ended September 30, 2017 and 2016, respectively.
During the nine months ended September 30, 2017 and 2016, the Company transferred $218 million and $315 million of LHFI to LHFS, and transferred $16 million and $23 million of LHFS to LHFI, respectively. In addition to sales of residential and commercial mortgage LHFS in the normal course of business, the Company sold $513 million and $1.5 billion of loans and leases for an immaterial net gain and a net gain of $6 million during the nine months ended September 30, 2017 and 2016, respectively.
During the three months ended September 30, 2017 and 2016, the Company purchased $333 million and $506 million, respectively, of guaranteed student loans in the normal course of business. During the nine months ended September 30, 2017, the Company purchased $1.4 billion of guaranteed student loans and $99 million of consumer indirect loans, and during the nine months ended September 30, 2016, the Company purchased $1.6 billion of guaranteed student loans.

At September 30, 2017 and December 31, 2016, the Company had $23.9 billion and $22.6 billion of net eligible loan collateral pledged to the Federal Reserve discount window to support $17.8 billion and $17.0 billion of available, unused borrowing capacity, respectively.
At September 30, 2017 and December 31, 2016, the Company had $38.2 billion and $36.9 billion of net eligible loan collateral pledged to the FHLB of Atlanta to support $30.8 billion and $31.9 billion of available borrowing capacity, respectively. The available FHLB borrowing capacity at September 30, 2017 was used to support $1.3 billion of long-term debt and $5.0 billion of letters of credit issued on the Company's behalf. At December 31, 2016, the available FHLB borrowing capacity was used to support $2.8 billion of long-term debt and $7.3 billion of letters of credit issued on the Company's behalf.
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
For government-guaranteed loans, the Company monitors the credit quality based primarily on delinquency status, as it is a more relevant indicator of credit quality due to the government guarantee. At September 30, 2017 and December 31, 2016, 32% and 29%, respectively, of the guaranteed residential loan portfolio was current with respect to payments. At September 30, 2017 and December 31, 2016, 76% and 75%, respectively, of the guaranteed student loan portfolio was current with respect to payments. The Company's loss exposure on guaranteed residential and student loans is mitigated by the government guarantee.
LHFI by credit quality indicator are presented in the following tables:

	Commercial Loans
	C&I		CRE		Commercial Construction
(Dollars in millions)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Risk rating:
Pass	$65,768	$66,961	$4,933	$4,574	$3,882	$3,914
Criticized accruing	1,698	1,862	300	415	81	84
Criticized nonaccruing	292	390	5	7	1	17
Total	$67,758	$69,213	$5,238	$4,996	$3,964	$4,015

	Residential Loans [1]
	Residential Mortgages - Nonguaranteed		Residential Home Equity Products		Residential Construction
(Dollars in millions)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Current FICO score range:
700 and above	$23,444	$22,194	$9,067	$9,826	$274	$292
620 - 699	2,769	3,042	1,334	1,540	43	96
Below 620 [2]	828	901	464	546	10	16
Total	$27,041	$26,137	$10,865	$11,912	$327	$404

	Consumer Loans [3]
	Other Direct		Indirect		Credit Cards
(Dollars in millions)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Current FICO score range:
700 and above	$7,778	$7,008	$8,907	$7,642	$1,000	$974
620 - 699	783	703	2,339	2,381	370	351
Below 620 [2]	36	60	706	713	96	85
Total	$8,597	$7,771	$11,952	$10,736	$1,466	$1,410
1 Excludes $497 million and $537 million of guaranteed residential loans at September 30, 2017 and December 31, 2016, respectively.
2 For substantially all loans with refreshed FICO scores below 620, the borrower’s FICO score at the time of origination exceeded 620 but has since deteriorated as the loan has seasoned.
3 Excludes $6.6 billion and $6.2 billion of guaranteed student loans at September 30, 2017 and December 31, 2016, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

The payment status for the LHFI portfolio is presented in the following tables:

	September 30, 2017
(Dollars in millions)	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing [2]	Total
Commercial loans:
C&I	$67,396	$55	$15	$292	$67,758
CRE	5,231	1	1	5	5,238
Commercial construction	3,963	—	—	1	3,964
Total commercial loans	76,590	56	16	298	76,960
Residential loans:
Residential mortgages - guaranteed	161	50	286	—	497
Residential mortgages - nonguaranteed [1]	26,802	73	5	161	27,041
Residential home equity products	10,559	92	—	214	10,865
Residential construction	315	1	—	11	327
Total residential loans	37,837	216	291	386	38,730
Consumer loans:
Guaranteed student	4,974	567	1,018	—	6,559
Other direct	8,547	38	6	6	8,597
Indirect	11,815	130	—	7	11,952
Credit cards	1,441	13	12	—	1,466
Total consumer loans	26,777	748	1,036	13	28,574
Total LHFI	$141,204	$1,020	$1,343	$697	$144,264
1 Includes $206 million of loans measured at fair value, the majority of which were accruing current.
2 Nonaccruing loans past due 90 days or more totaled $333 million. Nonaccruing loans past due fewer than 90 days include modified nonaccrual loans reported as TDRs, performing second lien loans where the first lien loan is nonperforming, and certain energy-related commercial loans.

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

Notes to Consolidated Financial Statements (Unaudited), continued

Impaired Loans
A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the agreement. Commercial nonaccrual loans greater than $3 million and certain commercial, residential, and consumer loans whose terms have been modified in a TDR are individually evaluated for impairment. Smaller-balance homogeneous loans that are collectively evaluated for impairment and loans measured at fair value are not included in the following tables. Additionally, the following tables exclude guaranteed student loans and guaranteed residential mortgages for which there was nominal risk of principal loss.

	September 30, 2017			December 31, 2016
(Dollars in millions)	Unpaid Principal Balance	Amortized Cost [1]	Related ALLL	Unpaid Principal Balance	Amortized Cost [1]	Related ALLL
Impaired LHFI with no ALLL recorded:
Commercial loans:
C&I	$79	$72	$—	$266	$214	$—
Total commercial loans	79	72	—	266	214	—
Residential loans:
Residential mortgages - nonguaranteed	461	365	—	466	360	—
Residential construction	16	9	—	16	8	—
Total residential loans	477	374	—	482	368	—

Impaired LHFI with an ALLL recorded:
Commercial loans:
C&I	171	153	30	225	151	31
CRE	—	—	—	26	17	2
Total commercial loans	171	153	30	251	168	33
Residential loans:
Residential mortgages - nonguaranteed	1,161	1,132	124	1,277	1,248	150
Residential home equity products	945	885	55	863	795	54
Residential construction	97	96	8	109	107	11
Total residential loans	2,203	2,113	187	2,249	2,150	215
Consumer loans:
Other direct	59	59	1	59	59	1
Indirect	118	117	7	103	103	5
Credit cards	25	6	1	24	6	1
Total consumer loans	202	182	9	186	168	7
Total impaired LHFI	$3,132	$2,894	$226	$3,434	$3,068	$255
1 Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to adjust the net book balance.

Included in the impaired LHFI balances above at both September 30, 2017 and December 31, 2016 were $2.5 billion of accruing TDRs at amortized cost, of which 97% were current for each period. See Note 1, “Significant Accounting Policies,” to the Company's 2016 Annual Report on Form 10-K for further information regarding the Company’s loan impairment policy.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended September 30				Nine Months Ended September 30
	2017		2016		2017		2016
(Dollars in millions)	Average Amortized Cost	Interest Income Recognized[1]	Average Amortized Cost	Interest Income Recognized[1]	Average Amortized Cost	Interest Income Recognized[1]	Average Amortized Cost	Interest Income Recognized[1]
Impaired LHFI with no ALLL recorded:
Commercial loans:
C&I	$70	$—	$268	$1	$81	$—	$200	$1
Total commercial loans	70	—	268	1	81	—	200	1
Residential loans:
Residential mortgages - nonguaranteed	364	4	364	4	361	11	368	12
Residential construction	9	—	8	—	9	—	8	—
Total residential loans	373	4	372	4	370	11	376	12

Impaired LHFI with an ALLL recorded:
Commercial loans:
C&I	150	—	188	—	145	2	185	1
Total commercial loans	150	—	188	—	145	2	185	1
Residential loans:
Residential mortgages - nonguaranteed	1,135	14	1,288	15	1,146	45	1,292	48
Residential home equity products	890	8	771	7	901	24	780	22
Residential construction	96	2	112	1	98	4	114	4
Total residential loans	2,121	24	2,171	23	2,145	73	2,186	74
Consumer loans:
Other direct	58	1	10	—	59	3	11	—
Indirect	120	2	109	1	128	4	115	4
Credit cards	6	—	6	—	6	1	6	—
Total consumer loans	184	3	125	1	193	8	132	4
Total impaired LHFI	$2,898	$31	$3,124	$29	$2,934	$94	$3,079	$92
1 Of the interest income recognized during the three and nine months ended September 30, 2017, cash basis interest income was less than $1 million and $3 million, respectively.
Of the interest income recognized during the three and nine months ended September 30, 2016, cash basis interest income was less than $1 million and $2 million, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

NPAs are presented in the following table:

(Dollars in millions)	September 30, 2017	December 31, 2016
Nonaccrual/NPLs:
Commercial loans:
C&I	$292	$390
CRE	5	7
Commercial construction	1	17
Residential loans:
Residential mortgages - nonguaranteed	161	177
Residential home equity products	214	235
Residential construction	11	12
Consumer loans:
Other direct	6	6
Indirect	7	1
Total nonaccrual/NPLs [1]	697	845
OREO [2]	57	60
Other repossessed assets	7	14
Nonperforming LHFS	31	—
Total NPAs	$792	$919
1 Nonaccruing restructured loans are included in total nonaccrual/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or guaranteed by the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets in the Consolidated Balance Sheets until the property is conveyed and the funds are received. The receivable related to proceeds due from the FHA or the VA totaled $50 million at both September 30, 2017 and December 31, 2016, respectively.

The Company's recorded investment of nonaccruing loans secured by residential real estate properties for which formal foreclosure proceedings are in process at September 30, 2017 and December 31, 2016 was $72 million and $85 million, respectively. The Company's recorded investment of accruing loans secured by residential real estate properties for which formal foreclosure proceedings are in process at September 30, 2017 and December 31, 2016 was $94 million and $122 million, of which $90 million and $114 million were insured by the FHA or guaranteed by the VA, respectively.

At September 30, 2017, OREO included $50 million of foreclosed residential real estate properties and $4 million of foreclosed commercial real estate properties, with the remaining $3 million related to land.
At December 31, 2016, OREO included $50 million of foreclosed residential real estate properties and $7 million of foreclosed commercial real estate properties, with the remaining $3 million related to land.

Notes to Consolidated Financial Statements (Unaudited), continued

Restructured Loans
A TDR is a loan for which the Company has granted an economic concession to a borrower in response to certain instances of financial difficulty experienced by the borrower, which the Company would not have considered otherwise. When a loan is modified under the terms of a TDR, the Company typically offers the borrower an extension of the loan maturity date and/or a reduction in the original contractual interest rate. In certain situations, the Company may offer to restructure a loan in a manner that ultimately results in the forgiveness of a contractually specified principal balance.
At September 30, 2017 and December 31, 2016, the Company had $1 million and $29 million, respectively, of commitments to lend additional funds to debtors whose terms have been modified in a TDR. The number and amortized cost of loans modified under the terms of a TDR, by type of modification, are presented in the following tables:

	Three Months Ended September 30, 2017 [1]
(Dollars in millions)	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	76	$2	$7	$9
Residential loans:
Residential mortgages - nonguaranteed	41	6	4	10
Residential home equity products	696	18	45	63
Consumer loans:
Other direct	135	—	2	2
Indirect	738	—	17	17
Credit cards	182	1	—	1
Total TDR additions	1,868	$27	$75	$102
1 Includes loans modified under the terms of a TDR that were charged-off during the period.

	Nine Months Ended September 30, 2017 [1]
(Dollars in millions)	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	136	$2	$86	$88
Residential loans:
Residential mortgages - nonguaranteed	119	17	8	25
Residential home equity products	1,971	18	172	190
Consumer loans:
Other direct	425	—	6	6
Indirect	2,034	—	50	50
Credit cards	615	3	—	3
Total TDR additions	5,300	$40	$322	$362
1 Includes loans modified under the terms of a TDR that were charged-off during the period.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended September 30, 2016 [1]
(Dollars in millions)	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	19	$—	$49	$49
Residential loans:
Residential mortgages - nonguaranteed	102	22	3	25
Residential home equity products	569	—	55	55
Consumer loans:
Other direct	2	—	—	—
Indirect	351	—	9	9
Credit cards	149	1	—	1
Total TDR additions	1,192	$23	$116	$139
1 Includes loans modified under the terms of a TDR that were charged-off during the period.

	Nine Months Ended September 30, 2016 [1]
(Dollars in millions)	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	48	$—	$95	$95
Commercial construction	1	—	—	—
Residential loans:
Residential mortgages - nonguaranteed	339	80	11	91
Residential home equity products	2,030	9	182	191
Consumer loans:
Other direct	34	—	1	1
Indirect	1,217	—	30	30
Credit cards	501	2	—	2
Total TDR additions	4,170	$91	$319	$410
1 Includes loans modified under the terms of a TDR that were charged-off during the period.

TDRs that defaulted during the three and nine months ended September 30, 2017 and 2016, which were first modified within the previous 12 months, were immaterial. The majority of loans that were modified under the terms of a TDR and subsequently became 90 days or more delinquent have remained on nonaccrual status since the time of delinquency.

Concentrations of Credit Risk
The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. However, a geographic concentration arises because the Company operates primarily within Florida, Georgia, Virginia, Maryland, and North Carolina. The Company engages in limited international banking activities. The Company’s total cross-border outstanding loans were $1.5 billion and $2.2 billion at September 30, 2017 and December 31, 2016, respectively.
With respect to collateral concentration, at September 30, 2017, the Company owned $38.7 billion in loans secured by residential real estate, representing 27% of total LHFI. Additionally, the Company had $10.1 billion in commitments to extend credit on home equity lines and $4.1 billion in residential mortgage loan commitments outstanding at September 30, 2017. At December 31, 2016, the Company owned $39.0 billion in loans secured by residential real estate, representing 27% of total LHFI, and had $10.3 billion in commitments to extend credit on home equity lines and $4.2 billion in residential mortgage loan commitments outstanding. At both September 30, 2017 and December 31, 2016, 1% of residential loans owned were guaranteed by a federal agency or a GSE, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 6 - ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the unfunded commitments reserve. Activity in the allowance for credit losses is summarized in the following table:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2017	2016	2017	2016
Balance, beginning of period	$1,803	$1,840	$1,776	$1,815
Provision for loan losses	119	95	324	338
Provision for unfunded commitments	1	2	6	5
Loan charge-offs	(109)	(150)	(357)	(428)
Loan recoveries	31	24	96	81
Balance, end of period	$1,845	$1,811	$1,845	$1,811

Components:
ALLL			$1,772	$1,743
Unfunded commitments reserve [1]			73	68
Allowance for credit losses			$1,845	$1,811
1 The unfunded commitments reserve is recorded in Other liabilities in the Consolidated Balance Sheets.

Activity in the ALLL by loan segment is presented in the following tables:

	Three Months Ended September 30, 2017
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance, beginning of period	$1,140	$337	$254	$1,731
Provision for loan losses	5	29	85	119
Loan charge-offs	(33)	(23)	(53)	(109)
Loan recoveries	11	8	12	31
Balance, end of period	$1,123	$351	$298	$1,772

	Three Months Ended September 30, 2016
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance, beginning of period	$1,147	$439	$188	$1,774
Provision/(benefit) for loan losses	81	(36)	50	95
Loan charge-offs	(78)	(28)	(44)	(150)
Loan recoveries	7	7	10	24
Balance, end of period	$1,157	$382	$204	$1,743

	Nine Months Ended September 30, 2017
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance, beginning of period	$1,124	$369	$216	$1,709
Provision for loan losses	89	33	202	324
Loan charge-offs	(122)	(78)	(157)	(357)
Loan recoveries	32	27	37	96
Balance, end of period	$1,123	$351	$298	$1,772

	Nine Months Ended September 30, 2016
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance, beginning of period	$1,047	$534	$171	$1,752
Provision/(benefit) for loan losses	293	(72)	117	338
Loan charge-offs	(209)	(102)	(117)	(428)
Loan recoveries	26	22	33	81
Balance, end of period	$1,157	$382	$204	$1,743

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

The Company’s LHFI portfolio and related ALLL is presented in the following tables:

	September 30, 2017
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Related ALLL	Carrying Value	Related ALLL	Carrying Value	Related ALLL	Carrying Value	Related ALLL
LHFI evaluated for impairment:
Individually evaluated	$225	$30	$2,487	$187	$182	$9	$2,894	$226
Collectively evaluated	76,735	1,093	36,037	164	28,392	289	141,164	1,546
Total evaluated	76,960	1,123	38,524	351	28,574	298	144,058	1,772
LHFI measured at fair value	—	—	206	—	—	—	206	—
Total LHFI	$76,960	$1,123	$38,730	$351	$28,574	$298	$144,264	$1,772

	December 31, 2016
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Related ALLL	Carrying Value	Related ALLL	Carrying Value	Related ALLL	Carrying Value	Related ALLL
LHFI evaluated for impairment:
Individually evaluated	$382	$33	$2,518	$215	$168	$7	$3,068	$255
Collectively evaluated	77,842	1,091	36,250	154	25,916	209	140,008	1,454
Total evaluated	78,224	1,124	38,768	369	26,084	216	143,076	1,709
LHFI measured at fair value	—	—	222	—	—	—	222	—
Total LHFI	$78,224	$1,124	$38,990	$369	$26,084	$216	$143,298	$1,709

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
As discussed in Note 16, "Business Segment Reporting," the Company realigned its business segment structure from three segments to two segments in the second quarter of 2017. As a result, the Company reassessed the composition of its goodwill reporting units and combined the Consumer Banking and Private Wealth Management reporting unit and Mortgage Banking reporting unit into a single Consumer goodwill reporting unit. The Mortgage Banking reporting unit did not have any associated goodwill prior to this change. The composition of the Wholesale Banking reporting unit was not impacted by the business segment structure realignment.
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
The Company performed qualitative goodwill assessments in the first, second, and third quarters of 2017, considering changes in key assumptions, other events, and circumstances occurring since the most recent annual goodwill impairment test performed as of October 1, 2016. The Company concluded, based on the totality of factors observed, that it is not more-likely-than-not that the fair values of its reportable segments are less than their respective carrying values. Accordingly, goodwill was not required to be quantitatively tested for impairment during the nine months ended September 30, 2017.
Changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2017 are presented in the following table. There were no material changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2016.

(Dollars in millions)	Consumer	Wholesale	Total
Balance, January 1, 2017	$4,262	$2,075	$6,337
Measurement period adjustment related to the acquisition of Pillar	—	1	1
Balance, September 30, 2017	$4,262	$2,076	$6,338

Notes to Consolidated Financial Statements (Unaudited), continued

Other Intangible Assets
Changes in the carrying amounts of other intangible assets for the nine months ended September 30 are presented in the following table:

(Dollars in millions)	Residential MSRs - Fair Value	Other	Total
Balance, January 1, 2017	$1,572	$85	$1,657
Amortization [1]	—	(16)	(16)
Servicing rights originated	252	10	262
Changes in fair value:
Due to changes in inputs and assumptions [2]	(27)	—	(27)
Other changes in fair value [3]	(168)	—	(168)
Servicing rights sold	(1)	—	(1)
Other [4]	—	(1)	(1)
Balance, September 30, 2017	$1,628	$78	$1,706

Balance, January 1, 2016	$1,307	$18	$1,325
Amortization [1]	—	(6)	(6)
Servicing rights originated	198	—	198
Servicing rights purchased	104	—	104
Changes in fair value:
Due to changes in inputs and assumptions [2]	(328)	—	(328)
Other changes in fair value [3]	(160)	—	(160)
Servicing rights sold	(2)	—	(2)
Balance, September 30, 2016	$1,119	$12	$1,131
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

Residential Mortgage Servicing Rights
Income earned by the Company on its residential MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs. Such income earned for the three and nine months ended September 30, 2017 was $100 million and $301 million, respectively, and $94 million and $272 million for the three and nine months ended September 30, 2016, respectively. These amounts are reported in mortgage servicing related income in the Consolidated Statements of Income.
At September 30, 2017 and December 31, 2016, the total UPB of residential mortgage loans serviced was $165.3 billion and $160.2 billion, respectively. Included in these amounts at September 30, 2017 and December 31, 2016 were $135.4 billion and $129.6 billion, respectively, of loans serviced for third parties. The Company purchased MSRs on residential loans with a UPB of $10.9 billion during the nine months ended September 30, 2016. No MSRs on residential loans were purchased during the nine months ended September 30, 2017. During the nine months ended September 30, 2017 and 2016, the Company sold MSRs on residential loans, at a price approximating their fair value, with a UPB of $350 million and $464 million, respectively.
The Company measures the fair value of its residential MSRs using a valuation model that calculates the present value of estimated future net servicing income using prepayment projections, spreads, and other assumptions. The Consumer Valuation Committee reviews and approves all significant assumption changes at least quarterly, evaluating these inputs compared to various market and empirical data sources. Changes to valuation model inputs are reflected in the periods' results. See Note 14, “Fair Value Election and Measurement,” for further information regarding the Company's residential MSR valuation methodology.

Notes to Consolidated Financial Statements (Unaudited), continued

A summary of the key inputs used to estimate the fair value of the Company’s residential MSRs at September 30, 2017 and December 31, 2016, and the sensitivity of the fair values to immediate 10% and 20% adverse changes in those inputs, are presented in the following table.

(Dollars in millions)	September 30, 2017	December 31, 2016
Fair value of residential MSRs	$1,628	$1,572
Prepayment rate assumption (annual)	13%	9%
Decline in fair value from 10% adverse change	$91	$50
Decline in fair value from 20% adverse change	167	97
Option adjusted spread (annual)	4%	8%
Decline in fair value from 10% adverse change	$41	$63
Decline in fair value from 20% adverse change	80	122
Weighted-average life (in years)	5.2	7.0
Weighted-average coupon	4.0%	4.0%
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
Income earned by the Company on its consumer loan servicing rights is derived primarily from contractually specified servicing fees and other ancillary fees. Such income earned was immaterial for both the three and nine months ended September 30, 2017, and was $2 million and $5 million for the three and nine months ended September 30, 2016, respectively, reported in other noninterest income in the Consolidated Statements of Income.
At September 30, 2017 and December 31, 2016, the total UPB of consumer indirect loans serviced for third parties was $337 million and $512 million, respectively. No consumer loan servicing rights were purchased or sold during the nine months ended September 30, 2017 and 2016.
Consumer loan servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The Company calculates the fair value of consumer servicing rights using a discounted cash flow model. At September 30, 2017 and December 31, 2016, the amortized cost of the Company's consumer loan servicing rights was $2 million and $4 million, respectively.

Commercial Mortgage Servicing Rights
In December 2016, the Company completed the acquisition of substantially all of the assets of the operating subsidiaries of Pillar, and as a result, the Company recognized a $62 million servicing asset. See Note 2, "Acquisitions/Dispositions," to the Company's 2016 Annual Report on Form 10-K for additional information on the Pillar acquisition.
Income earned by the Company on its commercial mortgage servicing rights is derived primarily from contractually specified servicing fees and other ancillary fees. Such income earned for the three and nine months ended September 30, 2017 was $6 million and $17 million, respectively, and is reported in commercial real estate related income in the Consolidated Statements of Income. There was no income earned on commercial mortgage servicing rights for the three and nine months ended September 30, 2016.
The Company also earns income from subservicing certain third party commercial mortgages for which the Company does not record servicing rights. Such income earned for the three and nine months ended September 30, 2017 was $3 million and $11 million, respectively, and is reported in commercial real estate related income in the Consolidated Statements of Income. There was no income earned from such subservicing arrangements for the three and nine months ended September 30, 2016.
At September 30, 2017 and December 31, 2016, the total UPB of commercial mortgage loans serviced for third parties was $30.2 billion and $27.7 billion, respectively. Included in these amounts at September 30, 2017 and December 31, 2016 were $5.3 billion and $4.8 billion, respectively, of loans serviced for third parties for which the Company records servicing rights, and $24.9 billion and $22.9 billion, respectively, of loans subserviced for third parties for which the Company does not record servicing rights. No commercial mortgage servicing rights were purchased or sold during the nine months ended September 30, 2017 and 2016.
Commercial mortgage servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The Company calculates the fair value of commercial servicing rights based on the present value of estimated future net servicing income, considering prepayment projections and other assumptions. Impairment, if any, is recognized when the carrying value of the servicing asset exceeds the fair value at the measurement date. The amortized cost of the Company's commercial mortgage servicing rights were $61 million and $62 million at September 30, 2017 and December 31, 2016, respectively.
A summary of the key inputs used to estimate the fair value of the Company’s commercial servicing rights at September 30, 2017 and December 31, 2016, are presented in the following table.

(Dollars in millions)	September 30, 2017	December 31, 2016
Fair value of commercial mortgage servicing rights	$69	$62
Discount rate (annual)	12%	12%
Prepayment rate assumption (annual)	7	6
Float earnings rate (annual)	1.0	0.5
Weighted-average life (in years)	7.1	7.0

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 8 - CERTAIN TRANSFERS OF FINANCIAL ASSETS AND VARIABLE INTEREST ENTITIES
The Company has transferred loans and securities in sale or securitization transactions for which the Company retains certain beneficial interests, servicing rights, and/or recourse. These transfers of financial assets include certain residential mortgage loans, commercial and corporate loans, and consumer loans, as discussed in the following section, "Transfers of Financial Assets." Cash receipts on beneficial interests held related to these transfers were $4 million and $9 million for the three and nine months ended September 30, 2017, and $4 million and $10 million for the three and nine months ended September 30, 2016, respectively. The servicing fees related to these asset transfers (excluding servicing fees for residential and commercial mortgage loan transfers to GSEs, which are discussed in Note 7, “Goodwill and Other Intangible Assets”) were immaterial for the three and nine months ended September 30, 2017 and 2016.
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
Except as specifically noted herein, the Company is not required to provide additional financial support to any of the entities to which the Company has transferred financial assets, nor has the Company provided any support it was not otherwise obligated to provide. No events occurred during the nine months ended September 30, 2017 that changed the Company’s previous conclusions regarding whether it is the primary beneficiary of the VIEs described herein. Furthermore, no events occurred during the nine months ended September 30, 2017 that changed the Company’s sale conclusion with regards to previously transferred residential mortgage loans, indirect auto loans, student loans, or commercial and corporate loans.
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
The Company sold residential mortgage loans to Ginnie Mae, Fannie Mae, and Freddie Mac (collectively, "the Agencies"), which resulted in pre-tax net gains of $73 million and $152 million for the three and nine months ended September 30, 2017 and pre-tax net gains of $131 million and $288 million for the three and nine months ended September 30, 2016, respectively. Net gains/losses on the sale of residential mortgage LHFS are recorded at inception of the associated IRLCs and reflect the change in value of the loans resulting from changes in interest rates from the time the Company enters into the related IRLCs with borrowers until the loans are sold, but do not include the results of hedging activities initiated by the Company to mitigate this market risk. See Note 13, "Derivative Financial Instruments," for further discussion of the Company's hedging activities. The Company has made certain representations and warranties with respect to the transfer of these loans. See Note 12, “Guarantees,” for additional information regarding representations and warranties.
In a limited number of securitizations, the Company has received securities in addition to cash in exchange for the transferred loans, while also retaining servicing rights. The securities received are measured at fair value and classified as securities AFS. At September 30, 2017 and December 31, 2016, the fair value of securities received totaled $24 million and $30 million, respectively.
The Company evaluates securitization entities in which it has a VI for potential consolidation under the VIE consolidation model. Notwithstanding the Company's role as servicer, the Company typically does not have power over the securitization entities as a result of rights held by the master servicer. In certain transactions, the Company does have power as the servicer, but does not have an obligation to absorb losses, or the right to receive benefits, that could potentially be significant. In all such cases, the Company does not consolidate the securitization entity. Total assets of the unconsolidated entities in which the Company has a VI were $161 million and $203 million at September 30, 2017 and December 31, 2016, respectively.
The Company’s maximum exposure to loss related to these unconsolidated residential mortgage loan securitizations is comprised of the loss of value of any interests it retains, which was $24 million and $30 million at September 30, 2017 and December 31, 2016, respectively, and any repurchase obligations or other losses it incurs as a result of any guarantees related to these securitizations, which is discussed further in Note 12, “Guarantees.”

Notes to Consolidated Financial Statements (Unaudited), continued

Commercial and Corporate Loans
In connection with the Pillar acquisition completed in December 2016, the Company acquired licenses and approvals to originate and sell certain commercial mortgage loans to Fannie Mae and Freddie Mac, to originate FHA insured loans, and to issue and sell Ginnie Mae commercial MBS secured by FHA insured loans. The Company transferred commercial loans to these Agencies, which resulted in pre-tax net gains of $9 million and $33 million for the three and nine months ended September 30, 2017. The loans are exchanged for cash or securities that are readily redeemable for cash, with servicing rights retained. The Company has made certain representations and warranties with respect to the transfer of these loans and has entered into a loss share guarantee related to certain loans transferred to Fannie Mae. See Note 12, “Guarantees,” for additional information regarding the commercial mortgage loan loss share guarantee.

Consumer Loans
Guaranteed Student Loans
The Company has securitized government-guaranteed student loans through a transfer of loans to a securitization entity and retained the residual interest in the entity. The Company concluded that this entity should be consolidated because the Company has (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses, and the right to receive benefits, that could potentially be significant. At September 30, 2017 and December 31, 2016, the Company’s Consolidated Balance Sheets reflected $198 million and $225 million of assets held by the securitization entity and $195 million and $222 million of debt issued by the entity, respectively, inclusive of related accrued interest.
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
To the extent that losses on the transferred loans are the result of a breach of representations and warranties related to either the initial transfer or the Company's ongoing servicing responsibilities, the Company may be obligated to either cure the breach or repurchase the affected loans. The Company’s maximum exposure to loss related to the loans transferred to the securitization entity would arise from a breach of representations and warranties and/or a breach of the Company's servicing obligations. Potential losses suffered by the securitization entity that the Company may be liable for are limited to approximately $338 million, which reflects the total remaining UPB of transferred loans and the carrying value of the servicing asset.

Notes to Consolidated Financial Statements (Unaudited), continued

The Company's total managed loans, including the LHFI portfolio and other transferred loans (securitized and unsecuritized), are presented in the following table by portfolio balance and delinquency status (accruing loans 90 days or more past due and all nonaccrual loans) at September 30, 2017 and December 31, 2016, as well as the related net charge-offs for the three and nine months ended September 30, 2017 and 2016.

	Portfolio Balance		Past Due and Nonaccrual		Net Charge-offs
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	Three Months Ended September 30				Nine Months Ended September 30
(Dollars in millions)					2017		2016		2017		2016
LHFI portfolio:
Commercial	$76,960	$78,224	$314	$426	$22		$71		$90		$183
Residential	38,730	38,990	677	758	15		21		51		80
Consumer	28,574	26,084	1,049	949	41		34		120		84
Total LHFI portfolio	144,264	143,298	2,040	2,133	78		126		261		347
Managed securitized loans [1]:
Commercial [2]	5,385	4,761	—	—	—		—		—		—
Residential	133,052	126,641	96	114	2	[3]	2	[3]	5	[3]	6	[3]
Consumer	337	512	—	1	1		1		2		2
Total managed securitized loans	138,774	131,914	96	115	3		3		7		8
Managed unsecuritized loans [4]	2,359	2,985	351	438	—		—		—		—
Total managed loans	$285,397	$278,197	$2,487	$2,686	$81		$129		$268		$355
1 Excludes loans that have completed the foreclosure or short sale process (i.e., involuntary prepayments).
2 Comprised of commercial mortgages sold through Fannie Mae, Freddie Mac, and Ginnie Mae securitizations, whereby servicing has been retained by the Company.
3 Net charge-offs are associated with $336 million and $410 million of managed securitized residential loans at September 30, 2017 and December 31, 2016, respectively. Net charge-off data is not reported to the Company for the remaining balance of $132.7 billion and $126.2 billion of managed securitized residential loans at September 30, 2017 and December 31, 2016, respectively.
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
Total Return Swaps
At September 30, 2017 and December 31, 2016, the outstanding notional amounts of the Company's VIE-facing TRS contracts were $2.5 billion and $2.1 billion, and related senior financing outstanding to VIEs were $2.5 billion and $2.1 billion, respectively. These financings were measured at fair value and classified within trading assets and derivative instruments on the Consolidated Balance Sheets. The Company entered into client-facing TRS contracts of the same outstanding notional amounts. The notional amounts of the TRS contracts with VIEs represent the Company’s maximum exposure to loss, although this exposure has been mitigated via the TRS contracts with third party clients. For additional information on the Company’s TRS contracts and its involvement with these VIEs, see Note 13, “Derivative Financial Instruments,” in this Form 10-Q, as well as Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," to the Company's 2016 Annual Report on Form 10-K.

Community Development Investments
As part of its community reinvestment initiatives, the Company invests in multi-family affordable housing developments and other community development entities as a limited partner and/or a debt provider. The Company receives tax credits for its limited partner investments. The Company has determined that the majority of the related partnerships are VIEs.

The Company has concluded that it is not the primary beneficiary of affordable housing partnerships when it invests as a limited partner and there is a third party general partner. The investments are accounted for in accordance with the accounting guidance for investments in affordable housing projects. The general partner, or an affiliate of the general partner, often provides guarantees to the limited partner, which protects the Company from construction and operating losses and tax credit allocation deficits. Assets of $2.3 billion and $1.7 billion in these and other community development partnerships were not included in the Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, respectively. The Company's limited partner interests had carrying values of $1.0 billion and $780 million at September 30, 2017 and December 31, 2016, respectively, and are recorded in other assets on the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss for these investments totaled $1.3 billion and $1.1 billion at September 30, 2017 and December 31, 2016, respectively. The Company’s maximum exposure to loss would result from the loss of its limited partner investments, net of liabilities, along with $338 million and $306 million of loans, interest-rate swap fair value exposures, or letters of credit issued by the Company to the entities at September 30, 2017 and December 31, 2016, respectively. The remaining exposure to loss is primarily attributable to unfunded equity commitments that the Company is required to fund if certain conditions are met.

Notes to Consolidated Financial Statements (Unaudited), continued

The Company also owns noncontrolling interests in funds whose purpose is to invest in community developments. At September 30, 2017 and December 31, 2016, the Company's investment in these funds totaled $244 million and $200 million, respectively. The Company's maximum exposure to loss on its investment in these funds is comprised of its equity investments in the funds, loans issued, and any additional unfunded equity commitments, which totaled $604 million and $562 million at September 30, 2017 and December 31, 2016, respectively.
During the three and nine months ended September 30, 2017, the Company recognized $27 million and $77 million of tax credits for qualified affordable housing projects, and $27 million and $76 million of amortization on these qualified affordable housing projects, respectively. During the three and nine months ended September 30, 2016, the Company recognized $27 million and $65 million of tax credits for qualified affordable housing projects, and $23 million and $62 million of amortization on these qualified affordable housing projects, respectively. These tax credits and amortization, net of the related tax benefits, are recorded in the provision for income taxes.
Certain of the Company's community development investments do not qualify as affordable housing projects for accounting purposes. The Company recognized tax credits for these investments of $25 million and $60 million during the three and nine months ended September 30, 2017, and $18 million and $46 million during the three and nine months ended September 30, 2016, respectively, in the provision for income taxes. Amortization recognized on these investments totaled $19 million and $45 million during the three and nine months ended September 30, 2017, and $13 million and $33 million during the three and nine months ended September 30, 2016, respectively, recorded in amortization in the Company's Consolidated Statements of Income.

NOTE 9 – NET INCOME PER COMMON SHARE
Equivalent shares of less than 1 million and 8 million related to common stock options and common stock warrants outstanding at September 30, 2017 and 2016, respectively, were excluded from the computations of diluted net income per average common share because they would have been anti-dilutive.

Reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding are presented in the following table.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars and shares in millions, except per share data)	2017	2016	2017	2016
Net income	$538	$474	$1,533	$1,413
Less:
Preferred stock dividends	(26)	(17)	(65)	(49)
Dividends and undistributed earnings allocated to unvested common share awards	—	—	—	(1)
Net income available to common shareholders	$512	$457	$1,468	$1,363

Average basic common shares outstanding	478	496	484	501
Add dilutive securities:
Stock options	1	2	1	2
RSUs, warrants, and restricted stock	5	3	4	3
Average diluted common shares outstanding	484	501	489	506

Net income per average common share - diluted	$1.06	$0.91	$3.00	$2.70
Net income per average common share - basic	1.07	0.92	3.04	2.72

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 10 - INCOME TAXES
For the three months ended September 30, 2017 and 2016, the provision for income taxes was $225 million and $215 million, representing effective tax rates of 29% and 31%, respectively. For the nine months ended September 30, 2017 and 2016, the provision for income taxes was $606 million and $611 million, representing effective tax rates of 28% and 30%, respectively. The effective tax rates for the nine months ended September 30, 2017 and 2016 were favorably impacted by net discrete income tax benefits related primarily to share-based compensation of $26 million and $13 million, respectively.

The provision for income taxes includes both federal and state income taxes and differs from the provision using statutory rates due primarily to favorable permanent tax items such as interest income from lending to tax-exempt entities, tax credits from community reinvestment activities, and amortization expense related to qualified affordable housing investment costs. The Company calculated the provision for income taxes for the three and nine months ended September 30, 2017 and 2016 by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusting for discrete items that occurred during the period.

NOTE 11 - EMPLOYEE BENEFIT PLANS
The Company sponsors various compensation and benefit programs to attract and retain talent. Aligned with a pay for performance culture, the Company's plans and programs include short-term incentives, AIP, and various LTI plans. See Note 15,

“Employee Benefit Plans,” to the Company's 2016 Annual Report on Form 10-K for additional information regarding the Company's employee benefit plans.

Stock-based compensation expense recognized in employee compensation in the Consolidated Statements of Income consisted of the following:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2017	2016	2017	2016
RSUs	$14	$13	$64	$44
Phantom stock units [1]	17	16	57	39
Restricted stock	—	—	—	2
Total stock-based compensation expense	$31	$29	$121	$85

Stock-based compensation tax benefit [2]	$12	$11	$46	$32
1 Phantom stock units are settled in cash.
2 Does not include excess tax benefits or deficiencies recognized in the Provision for income taxes in the Consolidated Statements of Income.

Components of net periodic benefit related to the Company's pension and other postretirement benefits plans are presented in the following table and are recognized in employee benefits in the Consolidated Statements of Income:

	Pension Benefits [1]				Other Postretirement Benefits
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$1	$1	$4	$4	$—	$—	$—	$—
Interest cost	24	24	71	73	—	—	1	1
Expected return on plan assets	(49)	(46)	(146)	(140)	(1)	(1)	(4)	(3)
Amortization of prior service credit	—	—	—	—	(1)	(1)	(4)	(4)
Amortization of actuarial loss	6	6	18	19	—	—	—	—
Net periodic benefit	($18)	($15)	($53)	($44)	($2)	($2)	($7)	($6)
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

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 12 – GUARANTEES
The Company has undertaken certain guarantee obligations in the ordinary course of business. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform and make future payments should certain triggering events occur. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or through provision of the Company’s services. The following is a discussion of the guarantees that the Company has issued at September 30, 2017. The Company has also entered into certain contracts that are similar to guarantees, but that are accounted for as derivative instruments as discussed in Note 13, “Derivative Financial Instruments.”

Letters of Credit
Letters of credit are conditional commitments issued by the Company, generally to guarantee the performance of a client to a third party in borrowing arrangements, such as CP, bond financing, or similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients but may be reduced by selling participations to third parties. The Company issues letters of credit that are classified as financial standby, performance standby, or commercial letters of credit; however, commercial letters of credit are considered guarantees of funding and are not subject to the disclosure requirements of guarantee obligations.
At both September 30, 2017 and December 31, 2016, the maximum potential exposure to loss related to the Company's issued letters of credit was $2.9 billion. The Company’s outstanding letters of credit generally have a term of more than one year. Some standby letters of credit are designed to be drawn upon in the normal course of business and others are drawn upon only in circumstances of dispute or default in the underlying transaction to which the Company is not a party. In all cases, the Company is entitled to reimbursement from the client. If a letter of credit is drawn upon and reimbursement is not provided by the client, the Company may take possession of the collateral securing the letter of credit, where applicable.
The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with its credit policies. Consistent with the methodologies used for all commercial borrowers, an internal assessment of the PD and loss severity in the event of default is performed. The management of credit risk for letters of credit leverages the risk rating process to focus greater visibility on higher risk and higher dollar letters of credit. The allowance associated with letters of credit is a component of the unfunded commitments reserve recorded in other liabilities on the Consolidated Balance Sheets and is included in the allowance for credit losses as disclosed in Note 6, “Allowance for Credit Losses.” Additionally, unearned fees relating to letters of credit are recorded in other liabilities on the Consolidated Balance Sheets. The net carrying amount of unearned fees was immaterial at both September 30, 2017 and December 31, 2016.

Loan Sales and Servicing
STM, a consolidated subsidiary of the Company, originates and purchases residential mortgage loans, a portion of which are sold to outside investors in the normal course of business through a combination of whole loan sales to GSEs, Ginnie Mae, and non-

agency investors. In connection with the December 2016 acquisition of Pillar, the Company also originates and sells certain commercial mortgage loans to Fannie Mae and Freddie Mac, originates FHA insured loans, and issues and sells Ginnie Mae commercial MBS secured by FHA insured loans.
When loans are sold, representations and warranties regarding certain attributes of the loans are made to third party purchasers. Subsequent to the sale, if a material underwriting deficiency or documentation defect is discovered, the Company may be obligated to repurchase the loan or to reimburse an investor for losses incurred (make whole requests), if such deficiency or defect cannot be cured by the Company within the specified period following discovery. Additionally, servicing representations and warranties can result in loan repurchases, as well as adversely affect the valuation of servicing rights, servicing advances, or other loan-related exposures. These representations and warranties may extend through the life of the loan. The Company’s risk of loss under its representations and warranties is partially driven by borrower payment performance since investors will perform extensive reviews of delinquent loans as a means of mitigating losses.
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

	Nine Months Ended September 30
(Dollars in millions)	2017	2016
Pending repurchase requests, beginning of period	$14	$17
Repurchase requests received	29	30
Repurchase requests resolved:
Repurchased	(11)	(15)
Cured	(23)	(23)
Total resolved	(34)	(38)
Pending repurchase requests, end of period [1]	$9	$9

Percent from non-agency investors:
Pending repurchase requests, end of period	1.5%	49.9%
Repurchase requests received	3.3	—
1 Comprised of $9 million and $4 million from the GSEs, and less than $1 million and $4 million from non-agency investors at September 30, 2017 and 2016, respectively.

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
The following table summarizes the changes in the Company’s reserve for residential mortgage loan repurchases:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2017	2016	2017	2016
Balance, beginning of period	$40	$51	$40	$57
Repurchase provision/(benefit)	—	(3)	—	(9)
Charge-offs, net of recoveries	(1)	—	(1)	—
Balance, end of period	$39	$48	$39	$48

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
The following table summarizes the carrying value of the Company's outstanding repurchased residential mortgage loans:

(Dollars in millions)	September 30, 2017	December 31, 2016
Outstanding repurchased residential mortgage loans:
Performing LHFI	$209	$230
Nonperforming LHFI	13	12
Total carrying value of outstanding repurchased residential mortgages	$222	$242

In addition to representations and warranties related to loan sales, the Company makes representations and warranties that it will service the loans in accordance with investor servicing guidelines and standards, which may include (i) collection and remittance of principal and interest, (ii) administration of escrow for taxes and insurance, (iii) advancing principal, interest, taxes, insurance, and collection expenses on delinquent accounts, and

(iv) loss mitigation strategies, including loan modifications and foreclosures.
The Company normally retains servicing rights when loans are transferred; however, servicing rights are occasionally sold to third parties. When servicing rights are sold, the Company makes representations and warranties related to servicing standards and obligations, and records a liability for contingent losses in other liabilities on the Consolidated Balance Sheets. This liability, which is separate from the mortgage repurchase reserve and separate from the commercial mortgage loan loss share guarantee described below, totaled $3 million and $7 million at September 30, 2017 and December 31, 2016, respectively.

Commercial Mortgage Loan Loss Share Guarantee
In connection with the December 2016 acquisition of Pillar, the Company assumed a loss share obligation associated with the terms of a master loss sharing agreement with Fannie Mae for multi-family commercial mortgage loans that were sold by Pillar to Fannie Mae under Fannie Mae’s delegated underwriting and servicing program. Upon the acquisition of Pillar, the Company entered into a lender contract amendment with Fannie Mae for multi-family commercial mortgage loans that Pillar sold to Fannie Mae prior to acquisition and that the Company sold to Fannie Mae subsequent to acquisition, whereby the Company bears a risk of loss of up to one-third of the incurred losses resulting from borrower defaults. The breach of any representation or warranty related to a loan sold to Fannie Mae could increase the Company's level of risk-sharing associated with the loan. The outstanding UPB of loans sold subject to the loss share guarantee was $3.3 billion and $2.9 billion at September 30, 2017 and December 31, 2016, respectively. The maximum potential exposure to loss was $924 million and $787 million at September 30, 2017 and December 31, 2016, respectively. Using probability of default and severity of loss estimates, the Company's loss share liability was $7 million and $6 million at September 30, 2017 and December 31, 2016, respectively, and is recorded in other liabilities on the Consolidated Balance Sheets.
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
In May 2009, the Company sold its 3.2 million Class B shares to the Visa Counterparty and entered into a derivative with the Visa Counterparty. Under the derivative, the Visa

Counterparty is compensated by the Company for any decline in the conversion factor as a result of the outcome of the Litigation. Conversely, the Company is compensated by the Visa Counterparty for any increase in the conversion factor. The amount of payments made or received under the derivative is a function of the 3.2 million shares sold to the Visa Counterparty, the change in conversion rate, and Visa’s share price. The Visa Counterparty, as a result of its ownership of the Class B shares, is impacted by dilutive adjustments to the conversion factor of the Class B shares caused by the Litigation losses. Additionally, the Company will make periodic payments based on the notional of the derivative and a fixed rate until the date on which the Litigation is settled. The fair value of the derivative is estimated based on unobservable inputs consisting of management's estimate of the probability of certain litigation scenarios and the timing of the resolution of the Litigation due in large part to the aforementioned decision by the U.S. Court of Appeals for the Second Circuit. The fair value of the derivative liability was $15 million at both September 30, 2017 and December 31, 2016. The fair value of the derivative is estimated based on the Company's expectations regarding the resolution of the Litigation. The ultimate impact to the Company could be significantly different based on the Litigation outcome.

NOTE 13 - DERIVATIVE FINANCIAL INSTRUMENTS
The Company enters into various derivative financial instruments, both in a dealer capacity to facilitate client transactions and as an end user as a risk management tool. The Company generally manages the risk associated with these derivatives within the established MRM and credit risk management frameworks. Derivatives may be used by the Company to hedge various economic or client-related exposures. In such instances, derivative positions are typically monitored using a VAR methodology, with exposures reviewed daily. Derivatives are also used as a risk management tool to hedge the Company’s balance sheet exposure to changes in identified cash flow and fair value risks, either economically or in accordance with hedge accounting provisions. The Company’s Corporate Treasury function is responsible for employing the various hedge strategies to manage these objectives. The Company enters into IRLCs on residential and commercial mortgage loans that are accounted for as freestanding derivatives. Additionally, certain contracts containing embedded derivatives are measured, in their entirety, at fair value. All derivatives, including both freestanding as well as any embedded derivatives that the Company bifurcates from the host contracts, are measured at fair value in the Consolidated Balance Sheets in trading assets and derivative instruments and trading liabilities and derivative instruments. The associated gains and losses are either recognized in AOCI, net of tax, or within the Consolidated Statements of Income, depending upon the use and designation of the derivatives.

Credit and Market Risk Associated with Derivative Instruments
Derivatives expose the Company to risk that the counterparty to the derivative contract does not perform as expected. The

Company manages its exposure to counterparty credit risk associated with derivatives by entering into transactions with counterparties with defined exposure limits based on their credit quality and in accordance with established policies and procedures. All counterparties are reviewed regularly as part of the Company’s credit risk management practices and appropriate action is taken to adjust the exposure limits to certain counterparties as necessary. The Company’s derivative transactions are generally governed by ISDA agreements or other legally enforceable industry standard master netting agreements. In certain cases and depending on the nature of the underlying derivative transactions, bilateral collateral agreements are also utilized. Furthermore, the Company and its subsidiaries are subject to OTC derivative clearing requirements, which require certain derivatives to be cleared through central clearing houses, such as LCH.Clearnet Limited ("LCH") and the CME. These clearing houses require the Company to post initial and variation margin to mitigate the risk of non-payment, the latter of which is received or paid daily based on the net asset or liability position of the contracts. Effective January 3, 2017, the CME amended its rulebook to legally characterize variation margin cash payments for cleared OTC derivatives as settlement rather than as collateral. As a result, in the first quarter of 2017, the Company began reducing the corresponding derivative asset and liability balances for CME-cleared OTC derivatives to reflect the settlement of those positions via the exchange of variation margin. Variation margin payments for LCH-cleared OTC derivatives continue to be subject to collateral accounting and characterized by the Company as collateral.

Notes to Consolidated Financial Statements (Unaudited), continued

When the Company has more than one outstanding derivative transaction with a single counterparty, and there exists a legal right of offset with that counterparty, the Company considers its exposure to the counterparty to be the net fair value of its derivative positions with that counterparty. If the net fair value is positive, then the corresponding asset value also reflects cash collateral held. At September 30, 2017, the economic exposure of these net derivative asset positions was $636 million, reflecting $974 million of net derivative gains, adjusted for cash and other collateral of $338 million that the Company held in relation to these positions. At December 31, 2016, the economic exposure of net derivative asset positions was $774 million, reflecting $1.1 billion of net derivative gains, adjusted for cash and other collateral held of $339 million.
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
For purposes of estimating the Company’s own credit risk on derivative liability positions, the DVA, the Company uses probabilities of default from observable, sector/rating based CDS data. The Company adjusted the net fair value of its derivative contracts for estimates of counterparty credit risk by approximately $6 million at both September 30, 2017 and December 31, 2016. For additional information on the Company's fair value measurements, see Note 14, "Fair Value Election and Measurement."
Currently, the majority of the Company’s derivatives contain contingencies that relate to the creditworthiness of the Bank. These contingencies, which are contained in industry standard master netting agreements, may be considered events of default. Should the Bank be in default under any of these provisions, the Bank’s counterparties would be permitted to close out transactions with the Bank on a net basis, at amounts that would approximate the fair values of the derivatives, resulting in a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. Additionally, certain of the Company’s derivative liability positions, totaling $1.3 billion and $1.1 billion in fair value at September 30, 2017 and December 31, 2016, respectively, contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an ATE that permits the counterparties to close-out net and apply collateral or, where a CSA is present, require the Bank to post additional collateral. At September 30, 2017, the Bank held senior long-term debt credit ratings of Baal/A-/A- from Moody’s, S&P, and Fitch, respectively. At September 30, 2017, ATEs have been triggered for less than $1 million in fair value liabilities. The maximum additional liability that could be triggered from ATEs was approximately $16 million at September 30, 2017. At September 30, 2017, $1.3 billion in fair value of derivative liabilities were subject to CSAs, against which the Bank has posted $1.2 billion in collateral, primarily in the form of cash. If requested by the counterparty pursuant to the terms of the CSA, the Bank would be required to post additional collateral of approximately $2 million against these contracts if the Bank were downgraded to Baa3/BBB-. Further downgrades to Ba1/BB+ or below do not contain predetermined collateral posting levels.

Notional and Fair Value of Derivative Positions
The following tables present the Company’s derivative positions at September 30, 2017 and December 31, 2016. The notional amounts in the tables are presented on a gross basis and have been classified within derivative assets or derivative liabilities based on the estimated fair value of the individual contract at September 30, 2017 and December 31, 2016. Gross positive and gross negative fair value amounts associated with respective notional amounts are presented without consideration of any netting agreements, including collateral arrangements. Net fair value derivative amounts are adjusted on an aggregate basis, where applicable, to take into consideration the effects of legally enforceable master netting agreements, including any cash collateral received or paid, and are recognized in trading assets and derivative instruments or trading liabilities and derivative instruments on the Consolidated Balance Sheets. For contracts constituting a combination of options that contain a written option and a purchased option (such as a collar), the notional amount of each option is presented separately, with the purchased notional amount generally being presented as a derivative asset and the written notional amount being presented as a derivative liability. For contracts that contain a combination of options, the fair value is generally presented as a single value with the purchased notional amount if the combined fair value is positive, and with the written notional amount if the combined fair value is negative.

Notes to Consolidated Financial Statements (Unaudited), continued

	September 30, 2017
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Derivative instruments designated in cash flow hedging relationships [1]
Interest rate contracts hedging floating rate LHFI	$3,150	$3	$10,550	$187

Derivative instruments designated in fair value hedging relationships [2]
Interest rate contracts hedging fixed rate debt	500	—	5,420	36
Interest rate contracts hedging brokered CDs	30	—	30	—
Total	530	—	5,450	36

Derivative instruments not designated as hedging instruments [3]
Interest rate contracts hedging:
Residential MSRs [4]	23,954	145	15,062	128
LHFS, IRLCs [5]	5,628	13	4,218	13
LHFI	90	2	85	2
Trading activity [6]	73,673	1,126	57,454	1,014
Foreign exchange rate contracts hedging trading activity	3,668	126	3,468	112
Credit contracts hedging:
LHFI	—	—	620	8
Trading activity [7]	2,517	17	2,534	13
Equity contracts hedging trading activity [6]	16,512	2,315	28,295	2,836
Other contracts:
IRLCs and other [8]	1,786	26	820	22
Commodity derivatives	756	39	744	37
Total	128,584	3,809	113,300	4,185
Total derivative instruments	$132,264	$3,812	$129,300	$4,408

Total gross derivative instruments, before netting		$3,812		$4,408
Less: Legally enforceable master netting agreements		(2,611)		(2,611)
Less: Cash collateral received/paid		(303)		(1,420)
Total derivative instruments, after netting		$898		$377
1 See “Cash Flow Hedges” in this Note for further discussion.
2 See “Fair Value Hedges” in this Note for further discussion.
3 See “Economic Hedging and Trading Activities” in this Note for further discussion.
4 Amount includes $13.3 billion of notional amounts related to interest rate futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.
5 Amount includes $497 million of notional amounts related to interest rate futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.
6 Amounts include $10.1 billion of notional amounts related to interest rate futures and $180 million of notional amounts related to equity futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table. Amounts also include notional amounts related to interest rate swaps hedging fixed rate debt.
7 Asset and liability amounts include $5 million and $11 million, respectively, of notional amounts from purchased and written credit risk participation agreements, whose notional is calculated as the notional of the derivative participated adjusted by the relevant RWA conversion factor.
8 Includes $49 million notional amount that is based on the 3.2 million of Visa Class B shares, the conversion ratio from Class B shares to Class A shares, and the Class A share price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Class B shares in the second quarter of 2009. See Note 12, “Guarantees” for additional information.

Notes to Consolidated Financial Statements (Unaudited), continued

	December 31, 2016
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Derivative instruments designated in cash flow hedging relationships [1]
Interest rate contracts hedging floating rate LHFI	$6,400	$34	$11,050	$265

Derivative instruments designated in fair value hedging relationships [2]
Interest rate contracts hedging fixed rate debt	600	2	4,510	81
Interest rate contracts hedging brokered CDs	60	—	30	—
Total	660	2	4,540	81

Derivative instruments not designated as hedging instruments [3]
Interest rate contracts hedging:
Residential MSRs [4]	12,165	413	18,774	335
LHFS, IRLCs [5]	11,774	134	8,306	58
LHFI	100	2	36	1
Trading activity [6]	70,599	1,536	67,477	1,401
Foreign exchange rate contracts hedging trading activity	3,231	161	3,360	148
Credit contracts hedging:
LHFI	15	—	620	8
Trading activity [7]	2,128	34	2,271	33
Equity contracts hedging trading activity [6]	17,225	2,095	28,658	2,477
Other contracts:
IRLCs and other [8]	2,412	28	668	22
Commodity derivatives	747	75	746	73
Total	120,396	4,478	130,916	4,556
Total derivative instruments	$127,456	$4,514	$146,506	$4,902

Total gross derivative instruments, before netting		$4,514		$4,902
Less: Legally enforceable master netting agreements		(3,239)		(3,239)
Less: Cash collateral received/paid		(291)		(1,265)
Total derivative instruments, after netting		$984		$398
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

Notes to Consolidated Financial Statements (Unaudited), continued

Impact of Derivative Instruments on the Consolidated Statements of Income and Shareholders’ Equity
The impacts of derivative instruments on the Consolidated Statements of Income and the Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2017 and 2016 are presented in the following tables. The impacts are segregated between derivatives that are designated in hedge accounting relationships and those that are used for economic hedging or trading purposes, with further identification of the underlying risks in the derivatives and the hedged items, where appropriate. The tables do not disclose the financial impact of the activities that these derivative instruments are intended to hedge.

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017		Classification of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)
(Dollars in millions)	Amount of Pre-tax Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Pre-tax Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)
Derivative instruments in cash flow hedging relationships:
Interest rate contracts hedging floating rate LHFI [1]	$10	$3	$61	$37	Interest and fees on loans
1 During the three and nine months ended September 30, 2017, the Company also reclassified $10 million and $44 million of pre-tax gains from AOCI into net interest income, respectively. These gains related to hedging relationships that have been terminated and are reclassified into earnings consistent with the pattern of net cash flows expected to be recognized.

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(Dollars in millions)	Amount of Loss on Derivatives Recognized in Income	Amount of Gain on Related Hedged Items Recognized in Income	Amount of Gain/(Loss) Recognized in Income on Hedges (Ineffective Portion)	Amount of Gain on Derivatives Recognized in Income	Amount of Loss on Related Hedged Items Recognized in Income	Amount of Gain Recognized in Income on Hedges (Ineffective Portion)
Derivative instruments in fair value hedging relationships:
Interest rate contracts hedging fixed rate debt [1]	($3)	$3	$—	$5	($4)	$1
Interest rate contracts hedging brokered CDs [1]	—	—	—	—	—	—
Total	($3)	$3	$—	$5	($4)	$1
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives During the Three Months Ended September 30, 2017	Amount of Gain/(Loss) Recognized in Income on Derivatives During the Nine Months Ended September 30, 2017
Derivative instruments not designated as hedging instruments:
Interest rate contracts hedging:
Residential MSRs	Mortgage servicing related income	$14	$34
LHFS, IRLCs	Mortgage production related income	(20)	(57)
LHFI	Other noninterest income	—	(1)
Trading activity	Trading income	11	33
Foreign exchange rate contracts hedging trading activity	Trading income	(10)	(43)
Credit contracts hedging:
LHFI	Other noninterest income	(1)	(3)
Trading activity	Trading income	8	19
Equity contracts hedging trading activity	Trading income	(1)	(1)
Other contracts:
IRLCs and other	Mortgage production related income, Commercial real estate related income	49	154
Commodity derivatives	Trading income	—	1
Total		$50	$136

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016		Classification of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)
(Dollars in millions)	Amount of Pre-tax Loss Recognized in OCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Pre-tax Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)
Derivative instruments in cash flow hedging relationships:
Interest rate contracts hedging floating rate LHFI [1]	($78)	$36	$408	$113	Interest and fees on loans
1 During the three and nine months ended September 30, 2016, the Company also reclassified $23 million and $77 million of pre-tax gains from AOCI into net interest income, respectively. These gains related to hedging relationships that have been terminated and are reclassified into earnings consistent with the pattern of net cash flows expected to be recognized.

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
(Dollars in millions)	Amount of Loss on Derivatives Recognized in Income	Amount of Gain on Related Hedged Items Recognized in Income	Amount of Gain Recognized in Income on Hedges (Ineffective Portion)	Amount of Gain on Derivatives Recognized in Income	Amount of Loss on Related Hedged Items Recognized in Income	Amount of Gain Recognized in Income on Hedges (Ineffective Portion)
Derivative instruments in fair value hedging relationships:
Interest rate contracts hedging fixed rate debt [1]	($10)	$11	$1	$20	($19)	$1
Interest rate contracts hedging brokered CDs [1]	—	—	—	—	—	—
Total	($10)	$11	$1	$20	($19)	$1
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives During the Three Months Ended September 30, 2016	Amount of Gain/(Loss) Recognized in Income on Derivatives During the Nine Months Ended September 30, 2016
Derivative instruments not designated as hedging instruments:
Interest rate contracts hedging:
Residential MSRs	Mortgage servicing related income	$15	$306
LHFS, IRLCs	Mortgage production related income	(35)	(162)
LHFI	Other noninterest income	—	(3)
Trading activity	Trading income	11	24
Foreign exchange rate contracts hedging trading activity	Trading income	36	52
Credit contracts hedging:
LHFI	Other noninterest income	(1)	(3)
Trading activity	Trading income	5	14
Equity contracts hedging trading activity	Trading income	1	5
Other contracts:
IRLCs	Mortgage production related income	122	291
Commodity derivatives	Trading income	1	2
Total		$155	$526

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

The following tables present total gross derivative instrument assets and liabilities at September 30, 2017 and December 31, 2016, which are adjusted to reflect the effects of legally enforceable master netting agreements and cash collateral received or paid when calculating the net amount reported in the Consolidated Balance Sheets. Also included in the tables are financial instrument collateral related to legally enforceable master netting agreements that represents securities collateral received or pledged and customer cash collateral held at third party custodians. These amounts are not offset on the Consolidated Balance Sheets but are shown as a reduction to total derivative instrument assets and liabilities to derive net derivative assets and liabilities. These amounts are limited to the derivative asset/liability balance, and accordingly, do not include excess collateral received/pledged.

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
September 30, 2017
Derivative instrument assets:
Derivatives subject to master netting arrangement or similar arrangement	$3,436	$2,768	$668		$35	$633
Derivatives not subject to master netting arrangement or similar arrangement	26	—	26		—	26
Exchange traded derivatives	350	146	204		—	204
Total derivative instrument assets	$3,812	$2,914	$898	[1]	$35	$863

Derivative instrument liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$4,146	$3,885	$261		$54	$207
Derivatives not subject to master netting arrangement or similar arrangement	115	—	115		—	115
Exchange traded derivatives	147	146	1		—	1
Total derivative instrument liabilities	$4,408	$4,031	$377	[2]	$54	$323

December 31, 2016
Derivative instrument assets:
Derivatives subject to master netting arrangement or similar arrangement	$4,193	$3,384	$809		$48	$761
Derivatives not subject to master netting arrangement or similar arrangement	27	—	27		—	27
Exchange traded derivatives	294	146	148		—	148
Total derivative instrument assets	$4,514	$3,530	$984	[1]	$48	$936

Derivative instrument liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$4,649	$4,358	$291		$33	$258
Derivatives not subject to master netting arrangement or similar arrangement	105	—	105		—	105
Exchange traded derivatives	148	146	2		—	2
Total derivative instrument liabilities	$4,902	$4,504	$398	[2]	$33	$365
1 At September 30, 2017, $898 million, net of $303 million offsetting cash collateral, is recognized in trading assets and derivative instruments within the Company's Consolidated Balance Sheets. At December 31, 2016, $984 million, net of $291 million offsetting cash collateral, is recognized in trading assets and derivative instruments within the Company's Consolidated Balance Sheets.
2 At September 30, 2017, $377 million, net of $1.4 billion offsetting cash collateral, is recognized in trading liabilities and derivative instruments within the Company's Consolidated Balance Sheets. At December 31, 2016, $398 million, net of $1.3 billion offsetting cash collateral, is recognized in trading liabilities and derivative instruments within the Company's Consolidated Balance Sheets.

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
At September 30, 2017 and December 31, 2016, the gross notional amount of purchased CDS contracts designated as trading instruments was $10 million and $135 million, respectively. The fair value of purchased CDS was immaterial at September 30, 2017 and $3 million at December 31, 2016.
The Company has also entered into TRS contracts on loans. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same amount on the matched TRS. To mitigate its credit risk, the Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral if the fair value of the underlying reference assets deteriorates. There were $2.5 billion and $2.1 billion of outstanding TRS notional balances at September 30, 2017 and December 31, 2016, respectively. The fair values of these TRS assets and liabilities at September 30, 2017 were $17 million and $13 million, respectively, and related collateral held at September 30, 2017 was $552 million. The fair values of the TRS assets and liabilities at December 31, 2016 were $34 million and $31 million, respectively, and related collateral held at December 31, 2016 was $450 million. For additional information on the Company's TRS contracts, see Note 8, "Certain Transfers of Financial Assets and Variable Interest Entities," as well as Note 14, "Fair Value Election and Measurement."
The Company writes risk participations, which are credit derivatives, whereby the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on a derivative, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative. The Company manages its payment risk on its risk participations by monitoring the creditworthiness of the obligors, which are all corporations or partnerships, through the normal credit review process that the Company would have performed had it entered into a derivative directly with the obligors. To date, no material losses have been incurred related to the Company’s written risk participations. At September 30, 2017, the remaining terms on these risk participations generally ranged from less than one year to nine years, with a weighted average term on the maximum estimated exposure of 5.6 years. At December 31, 2016, the remaining terms on these risk participations generally ranged from less than one year to thirty-one years, with a weighted average term on the maximum estimated exposure of 8.5 years. The Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $60 million and $95 million at September 30, 2017 and December 31, 2016, respectively. The fair values of the written risk participations were immaterial at both September 30, 2017 and December 31, 2016.

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
Interest rate swaps have been designated as hedging the exposure to the benchmark interest rate risk associated with floating rate loans. At September 30, 2017, the maturities for hedges of floating rate loans ranged from less than one year to five years, with the weighted average being 3.8 years. At December 31, 2016, the maturities for hedges of floating rate loans ranged from less than one year to six years, with the weighted average being 4.1 years. These hedges have been highly effective in offsetting the designated risks, yielding an immaterial amount of ineffectiveness for the three and nine months ended September 30, 2017 and 2016. At September 30, 2017, $28 million of deferred net pre-tax gains on derivative instruments designated as cash flow hedges on floating rate loans recognized in AOCI are expected to be reclassified into net interest income during the next twelve months. The amount to be reclassified into income incorporates the impact from both active and terminated cash flow hedges, including the net interest income earned on the active hedges, assuming no changes in LIBOR. The Company may choose to terminate or de-designate a hedging relationship due to a change in the risk management objective for that specific hedge item, which may arise in conjunction with an overall balance sheet management strategy.
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

The Company utilizes interest rate derivatives as economic hedges related to:

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
Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The Company’s recurring fair value measurements are based on either a requirement to measure such assets and liabilities at fair value or on the Company’s election to measure certain financial assets and liabilities at fair value. Assets and liabilities that are required to be measured at fair value on a recurring basis include trading securities, securities AFS, and derivative financial instruments. Assets and liabilities that the Company has elected to measure at fair value on a recurring basis include its residential MSRs, trading loans, and certain LHFS, LHFI, brokered time deposits, and fixed rate debt issuances.
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

	September 30, 2017
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments [1]	Assets/Liabilities at Fair Value
Assets
Trading assets and derivative instruments:
U.S. Treasury securities	$366	$—	$—	$—	$366
Federal agency securities	—	303	—	—	303
U.S. states and political subdivisions	—	53	—	—	53
MBS - agency	—	666	—	—	666
Corporate and other debt securities	—	665	—	—	665
CP	—	383	—	—	383
Equity securities	30	—	—	—	30
Derivative instruments	350	3,439	23	(2,914)	898
Trading loans	—	2,954	—	—	2,954
Total trading assets and derivative instruments	746	8,463	23	(2,914)	6,318

Securities AFS:
U.S. Treasury securities	4,261	—	—	—	4,261
Federal agency securities	—	270	—	—	270
U.S. states and political subdivisions	—	563	—	—	563
MBS - agency	—	24,980	—	—	24,980
MBS - non-agency residential	—	—	62	—	62
MBS - non-agency commercial	—	750	—	—	750
ABS	—	—	8	—	8
Corporate and other debt securities	—	28	5	—	33
Other equity securities [2]	44	—	473	—	517
Total securities AFS	4,305	26,591	548	—	31,444

LHFS	—	2,251	1	—	2,252
LHFI	—	—	206	—	206
Residential MSRs	—	—	1,628	—	1,628

Liabilities
Trading liabilities and derivative instruments:
U.S. Treasury securities	555	—	—	—	555
Corporate and other debt securities	—	347	—	—	347
Equity securities	5	—	—	—	5
Derivative instruments	147	4,244	17	(4,031)	377
Total trading liabilities and derivative instruments	707	4,591	17	(4,031)	1,284

Brokered time deposits	—	207	—	—	207
Long-term debt	—	758	—	—	758
1 Amounts represent offsetting cash collateral received from, and paid to, the same derivative counterparties, and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists. See Note 13, "Derivative Financial Instruments," for additional information.
2 Includes $41 million of mutual fund investments, $68 million of FHLB of Atlanta stock, $403 million of Federal Reserve Bank of Atlanta stock, and $5 million of other.

Notes to Consolidated Financial Statements (Unaudited), continued

	December 31, 2016
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments [1]	Assets/Liabilities at Fair Value
Assets
Trading assets and derivative instruments:
U.S. Treasury securities	$539	$—	$—	$—	$539
Federal agency securities	—	480	—	—	480
U.S. states and political subdivisions	—	134	—	—	134
MBS - agency	—	567	—	—	567
CLO securities	—	1	—	—	1
Corporate and other debt securities	—	656	—	—	656
CP	—	140	—	—	140
Equity securities	49	—	—	—	49
Derivative instruments	293	4,193	28	(3,530)	984
Trading loans	—	2,517	—	—	2,517
Total trading assets and derivative instruments	881	8,688	28	(3,530)	6,067

Securities AFS:
U.S. Treasury securities	5,405	—	—	—	5,405
Federal agency securities	—	313	—	—	313
U.S. states and political subdivisions	—	275	4	—	279
MBS - agency	—	23,662	—	—	23,662
MBS - non-agency residential	—	—	74	—	74
MBS - non-agency commercial	—	252	—	—	252
ABS	—	—	10	—	10
Corporate and other debt securities	—	30	5	—	35
Other equity securities [2]	102	—	540	—	642
Total securities AFS	5,507	24,532	633	—	30,672

LHFS	—	3,528	12	—	3,540
LHFI	—	—	222	—	222
Residential MSRs	—	—	1,572	—	1,572

Liabilities
Trading liabilities and derivative instruments:
U.S. Treasury securities	697	—	—	—	697
MBS - agency	—	1	—	—	1
Corporate and other debt securities	—	255	—	—	255
Derivative instruments	149	4,731	22	(4,504)	398
Total trading liabilities and derivative instruments	846	4,987	22	(4,504)	1,351

Brokered time deposits	—	78	—	—	78
Long-term debt	—	963	—	—	963
1 Amounts represent offsetting cash collateral received from, and paid to, the same derivative counterparties, and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists. See Note 13, "Derivative Financial Instruments," for additional information.
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

(Dollars in millions)	Fair Value at September 30, 2017	Aggregate UPB at September 30, 2017	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,954	$2,917	$37
LHFS:
Accruing	2,252	2,180	72
LHFI:
Accruing	203	208	(5)
Nonaccrual	3	4	(1)
Liabilities:
Brokered time deposits	207	208	(1)
Long-term debt	758	736	22

(Dollars in millions)	Fair Value at December 31, 2016	Aggregate UPB at December 31, 2016	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,517	$2,488	$29
LHFS:
Accruing	3,540	3,516	24
LHFI:
Accruing	219	225	(6)
Nonaccrual	3	4	(1)
Liabilities:
Brokered time deposits	78	80	(2)
Long-term debt	963	924	39

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present the change in fair value during the three and nine months ended September 30, 2017 and 2016 of financial instruments for which the FVO has been elected, as well as for residential MSRs. The tables do not reflect the change in fair value attributable to related economic hedges that the Company uses to mitigate market-related risks associated with the financial instruments. Generally, changes in the fair value of economic hedges are recognized in trading income, mortgage production related income, mortgage servicing related income, commercial real estate related income, or other noninterest income as appropriate, and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below. The Company’s economic hedging activities are deployed at both the instrument and portfolio level.

	Fair Value Gain/(Loss) for the Three Months Ended September 30, 2017 for Items Measured at Fair Value Pursuant to Election of the FVO					Fair Value Gain/(Loss) for the Nine Months Ended September 30, 2017 for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Other Noninterest Income	Total Changes in Fair Values Included in Earnings [2]	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Other Noninterest Income	Total Changes in Fair Values Included in Earnings [2]
Assets:
Trading loans	$8	$—	$—	$—	$8	$16	$—	$—	$—	$16
LHFS	—	21	—	—	21	—	44	—	—	44
LHFI	—	—	—	—	—	—	—	—	1	1
Residential MSRs	—	1	(70)	—	(69)	—	3	(195)	—	(192)
Liabilities:
Brokered time deposits	—	—	—	—	—	2	—	—	—	2
Long-term debt	5	—	—	—	5	16	—	—	—	16
1 Income related to LHFS does not include income from IRLCs. For the three and nine months ended September 30, 2017, income related to residential MSRs includes income recognized upon the sale of loans reported at LOCOM.
2 Changes in fair value for the three and nine months ended September 30, 2017 exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, LHFI, brokered time deposits, and long-term debt that have been elected to be measured at fair value are recognized in interest income or interest expense in the Consolidated Statements of Income.

	Fair Value Gain/(Loss) for the Three Months Ended September 30, 2016 for Items Measured at Fair Value Pursuant to Election of the FVO					Fair Value Gain/(Loss) for the Nine Months Ended September 30, 2016 for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Other Noninterest Income	Total Changes in Fair Values Included in Earnings [2]	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Other Noninterest Income	Total Changes in Fair Values Included in Earnings [2]
Assets:
Trading loans	$6	$—	$—	$—	$6	$11	$—	$—	$—	$11
LHFS	—	15	—	—	15	—	92	—	—	92
LHFI	—	—	—	(1)	(1)	—	—	—	5	5
Residential MSRs	—	—	(56)	—	(56)	—	2	(488)	—	(486)
Liabilities:
Brokered time deposits	1	—	—	—	1	1	—	—	—	1
Long-term debt	7	—	—	—	7	10	—	—	—	10
1 Income related to LHFS does not include income from IRLCs. For the three and nine months ended September 30, 2016, income related to residential MSRs includes income recognized upon the sale of loans reported at LOCOM.
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
At December 31, 2016, level 3 AFS municipal securities included an immaterial amount of bonds redeemable with the issuer at par and cannot be traded in the market. As such, no significant observable market data for these instruments was available; therefore, these securities were priced at par. These level 3 AFS municipal securities matured during the second quarter of 2017.
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
Non-agency commercial MBS at September 30, 2017 and December 31, 2016 consists of purchased interests in third party securitizations. These interests have high investment grade ratings, and the Company obtains pricing for these securities from an independent pricing service. The Company has classified these non-agency commercial MBS as level 2, as the Company believes that the independent pricing service relies on observable data in active markets.
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
Corporate and Other Debt Securities
Corporate debt securities are comprised predominantly of senior and subordinate debt obligations of domestic corporations and are classified as level 2. Other debt securities classified as AFS in level 3 at September 30, 2017 and December 31, 2016 include bonds that are redeemable with the issuer at par and cannot be traded in the market. As such, observable market data for these instruments is not available.
Commercial Paper
The Company acquires CP that is generally short-term in nature (maturity of less than 30 days) and highly rated. The Company estimates the fair value of this CP based on observable pricing from executed trades of similar instruments; as such, CP is classified as level 2.

Notes to Consolidated Financial Statements (Unaudited), continued

Equity Securities
The Company estimates the fair value of its equity securities classified as trading assets based on quoted prices observed in active markets; accordingly, these investments are classified as level 1.
Other equity securities classified as securities AFS include primarily FHLB of Atlanta stock and Federal Reserve Bank of Atlanta stock, which are redeemable with the issuer at cost and cannot be traded in the market; as such, these instruments are classified as level 3. The Company accounts for the stock based on industry guidance that requires these investments be carried at cost and evaluated for impairment based on the ultimate recovery of cost. The Company estimates the fair value of its mutual fund investments and certain other equity securities classified as securities AFS based on quoted prices observed in active markets; therefore, these investments are classified as level 1.

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
The Company's derivative instruments classified as level 3 include IRLCs that satisfy the criteria to be treated as derivative financial instruments. The fair value of IRLCs on residential and commercial LHFS, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on the Company’s historical data and reflect the Company’s best estimate of the likelihood that a commitment will result in a closed loan. As pull-through rates increase, the fair value of IRLCs also increases. Servicing value is included in the fair value of IRLCs, and the fair value of servicing is determined by projecting cash flows, which are then discounted to estimate an expected fair value. The fair value of servicing is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. Because these inputs are not transparent in market trades, IRLCs are considered to be level 3 assets. During the three and nine months ended September 30, 2017, the Company transferred $51 million and $157 million, respectively, of net IRLCs out of level 3 as the associated loans were closed. During the three and nine months ended September 30, 2016, the Company transferred $116 million and $232 million, respectively, of net IRLCs out of level 3 as the associated loans were closed.

Trading Loans
The Company engages in certain businesses whereby electing to measure loans at fair value for financial reporting aligns with the underlying business purpose. Specifically, loans included within this classification include trading loans that are: (i) made or acquired in connection with the Company’s TRS business, (ii) part of the loan sales and trading business within the Company’s Wholesale segment, or (iii) backed by the SBA. See Note 8, "Certain Transfers of Financial Assets and Variable Interest Entities," and Note 13, “Derivative Financial Instruments,” for further discussion of this business. All of these loans are classified as level 2 due to the nature of market data that the Company uses to estimate fair value.
The loans made in connection with the Company’s TRS business are short-term, senior demand loans supported by a pledge agreement granting first priority security interest to the Bank in all the assets held by the borrower, a VIE with assets comprised primarily of corporate loans. While these TRS-related loans do not trade in the market, the Company believes that the par amount of the loans approximates fair value and no unobservable assumptions are used by the Company to value these loans. At September 30, 2017 and December 31, 2016, the Company had $2.5 billion and $2.1 billion of these short-term loans outstanding, measured at fair value, respectively.
The loans from the Company’s sales and trading business are commercial and corporate leveraged loans that are either traded in the market or for which similar loans trade. The Company elected to measure these loans at fair value since they are actively traded. For both of the three and nine months ended September 30, 2017 and 2016, the Company recognized an immaterial amount of gains/(losses) in the Consolidated Statements of Income due to changes in fair value attributable to instrument-specific credit risk. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the Company does not believe that trading activity qualifies the loans as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded. At September 30, 2017 and December 31, 2016, $422 million and $356 million, respectively, of loans related to the Company’s trading business were held in inventory.
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
LHFS classified as level 2 are primarily agency loans which trade in active secondary markets and are priced using current market pricing for similar securities, adjusted for servicing, interest rate risk, and credit risk. Non-agency residential mortgages are also included in level 2 LHFS. Transfers of certain residential mortgage LHFS into level 3 during the three and nine months ended September 30, 2017 and 2016 were largely due to borrower defaults or the identification of other loan defects impacting the marketability of the loans.
For residential loans that the Company has elected to measure at fair value, the Company recognized an immaterial amount of gains/(losses) in the Consolidated Statements of Income due to changes in fair value attributable to borrower-specific credit risk for both of the three and nine months ended September 30, 2017 and 2016. In addition to borrower-specific credit risk, there are other more significant variables that drive changes in the fair values of the loans, including interest rates and general market conditions.
Commercial LHFS
The Company values certain commercial LHFS at fair value based upon observable current market prices for similar loans. These loans are generally transferred to agencies within 90 days of origination. The Company had commitments from agencies to purchase these loans at September 30, 2017 and December 31, 2016; therefore, they are classified as level 2. Origination fees are recognized within commercial real estate related income in the Consolidated Statements of Income when earned at the time of closing. To mitigate the effect of interest rate risk inherent in entering into IRLCs with borrowers, the Company enters into forward contracts with investors at the same time that it enters into IRLCs with borrowers. The mark-to-market adjustments related to commercial LHFS, IRLCs, and forward contracts are recognized in commercial real estate related income. For commercial loans that the Company has elected to measure at fair value, the Company recognized no gains/(losses) in the Consolidated Statements of Income due to changes in fair value attributable to borrower-specific credit risk for both the three and nine months ended September 30, 2017 and 2016.

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
Residential Mortgage Servicing Rights
The Company records residential MSR assets at fair value using a discounted cash flow approach. The fair values of residential MSRs are impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. The underlying assumptions and estimated values are corroborated by values received from independent third parties based on their review of the servicing portfolio, and comparisons to market transactions. Because these inputs are not transparent in market trades, residential MSRs are classified as level 3 assets. For additional information see Note 7, "Goodwill and Other Intangible Assets."
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

Notes to Consolidated Financial Statements (Unaudited), continued

management strategies. The Company evaluated, on an instrument by instrument basis, whether a new issuance would be measured at fair value.
On January 1, 2016, the Company partially adopted ASU 2016-01, which requires changes in credit spreads for financial liabilities measured at fair value pursuant to a fair value option to be recognized in OCI. The impact to OCI is determined from the change in credit spreads above LIBOR swap spreads. For the three and nine months ended September 30, 2017 and 2016, the impact on AOCI due to changes in credit spreads was immaterial. For additional information on the Company's partial adoption of ASU 2016-01, see Note 1, "Significant Accounting Policies."
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
Long-term Debt
The Company has elected to measure at fair value certain fixed rate issuances of public debt that are valued by obtaining price indications from a third party pricing service and utilizing broker quotes to corroborate the reasonableness of those marks. Additionally, information from market data of recent observable trades and indications from buy side investors, if available, are taken into consideration as additional support for the value. Due to the availability of this information, the Company determined that the appropriate classification for these debt issuances is level 2. The Company utilizes derivative instruments to convert interest rates on its fixed rate debt to floating rates. The Company elected to measure certain fixed rate debt issuances at fair value to align the accounting for the debt with the accounting for offsetting derivative positions, without having to apply complex hedge accounting.
On January 1, 2016, the Company partially adopted ASU 2016-01, which requires changes in credit spreads for certain financial instruments elected to be measured at fair value to be recognized in OCI. The impact to OCI for public debt measured at fair value is determined based on the change in credit spreads above LIBOR swap spreads. For both the three and nine months ended September 30, 2017, the impact on AOCI from changes in credit spreads resulted in an immaterial gain, net of tax. For the three and nine months ended September 30, 2016, the impact on AOCI from changes in credit spreads resulted in losses of $3 million and $5 million, respectively, net of tax. For additional information on the Company's partial adoption of ASU 2016-01, see Note 1, "Significant Accounting Policies."

The valuation technique and range, including weighted average, of the unobservable inputs associated with the Company's level 3 assets and liabilities are as follows:

	Level 3 Significant Unobservable Input Assumptions
(Dollars in millions)	Fair value September 30, 2017	Valuation Technique	Unobservable Input [1]	Range (weighted average)
Assets
Trading assets and derivative instruments:
Derivative instruments, net [2]	$6	Internal model	Pull through rate	46-100% (79%)
			MSR value	27-160 bps (104 bps)
Securities AFS:
MBS - non-agency residential	62	Third party pricing	N/A
ABS	8	Third party pricing	N/A
Corporate and other debt securities	5	Cost	N/A
Other equity securities	473	Cost	N/A
Residential LHFS	1	Monte Carlo/Discounted cash flow	Option adjusted spread	125 bps (125 bps)
			Conditional prepayment rate	5-30 CPR (14 CPR)
			Conditional default rate	0-2 CDR (0.5 CDR)
LHFI	203	Monte Carlo/Discounted cash flow	Option adjusted spread	62-784 bps (188 bps)
			Conditional prepayment rate	3-36 CPR (11 CPR)
			Conditional default rate	0-9 CDR (1.4 CDR)
	3	Collateral based pricing	Appraised value	NM [3]
Residential MSRs	1,628	Monte Carlo/Discounted cash flow	Conditional prepayment rate	7-29 CPR (13 CPR)
			Option adjusted spread	0-111% (4%)
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
3 Not meaningful.

Notes to Consolidated Financial Statements (Unaudited), continued

	Level 3 Significant Unobservable Input Assumptions
(Dollars in millions)	Fair value December 31, 2016	Valuation Technique	Unobservable Input [1]	Range (weighted average)
Assets
Trading assets and derivative instruments:
Derivative instruments, net [2]	$6	Internal model	Pull through rate	40-100% (81%)
			MSR value	22-170 bps (106 bps)
Securities AFS:
U.S. states and political subdivisions	4	Cost	N/A
MBS - non-agency residential	74	Third party pricing	N/A
ABS	10	Third party pricing	N/A
Corporate and other debt securities	5	Cost	N/A
Other equity securities	540	Cost	N/A
Residential LHFS	12	Monte Carlo/Discounted cash flow	Option adjusted spread	104-125 bps (124 bps)
			Conditional prepayment rate	2-28 CPR (7 CPR)
			Conditional default rate	0-3 CDR (0.4 CDR)
LHFI	219	Monte Carlo/Discounted cash flow	Option adjusted spread	62-784 bps (184 bps)
			Conditional prepayment rate	3-36 CPR (13 CPR)
			Conditional default rate	0-5 CDR (2.1 CDR)
	3	Collateral based pricing	Appraised value	NM [3]
Residential MSRs	1,572	Monte Carlo/Discounted cash flow	Conditional prepayment rate	1-25 CPR (9 CPR)
			Option adjusted spread	0-122% (8%)
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
3 Not meaningful.

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (other than servicing rights which are disclosed in Note 7, “Goodwill and Other Intangible Assets”). Transfers into and out of the fair value hierarchy levels are assumed to occur at the end of the period in which the transfer occurred. None of the transfers into or out of level 3 have been the result of using alternative valuation approaches to estimate fair values. There were no transfers between level 1 and 2 during the three and nine months ended September 30, 2017 and 2016.

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning Balance July 1, 2017	Included in Earnings		OCI		Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items	Transfers into Level 3	Transfers out of Level 3	Fair Value September 30, 2017	Included in Earnings (held at September 30, 2017 1)
Assets
Trading assets:
Derivative instruments, net	$4	$52	[2]	$—		$—	$—	$1	($51)	$—	$—	$6	$19	[2]
Securities AFS:
MBS - non-agency residential	67	—		1	[3]	—	—	(6)	—	—	—	62	—
ABS	9	—		—		—	—	(1)	—	—	—	8	—
Corporate and other debt securities	5	—		—		—	—	—	—	—	—	5	—
Other equity securities	547	—		—		—	—	(74)	—	—	—	473	—
Total securities AFS	628	—		1	[3]	—	—	(81)	—	—	—	548	—

Residential LHFS	2	—		—		—	(2)	(1)	(1)	3	—	1	—
LHFI	214	—		—		—	—	(9)	1	—	—	206	—

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning Balance January 1, 2017	Included in Earnings		OCI		Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items	Transfers into Level 3	Transfers out of Level 3	Fair Value September 30, 2017	Included in Earnings (held at September 30, 2017 1)
Assets
Trading assets:
Derivative instruments, net	$6	$157	[2]	$—		$—	$—	$—	($157)	$—	$—	$6	$17	[2]
Securities AFS:
U.S. states and political subdivisions	4	—		—		—	—	(4)	—	—	—	—	—
MBS - non-agency residential	74	—		1	[3]	—	—	(13)	—	—	—	62	—
ABS	10	—		—		—	—	(2)	—	—	—	8	—
Corporate and other debt securities	5	—		—		—	—	—	—	—	—	5	—
Other equity securities	540	—		1	[3]	75	—	(138)	—	—	(5)	473	—
Total securities AFS	633	—		2	[3]	75	—	(157)	—	—	(5)	548	—

Residential LHFS	12	—		—		—	(22)	(1)	(3)	17	(2)	1	—
LHFI	222	1	[4]	—		—	—	(24)	3	4	—	206	1	[4]
1 Change in unrealized gains/(losses) included in earnings during the period related to financial assets still held at September 30, 2017.
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
1 Change in unrealized gains/(losses) included in earnings during the period related to financial assets/liabilities still held at September 30, 2016.
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

Notes to Consolidated Financial Statements (Unaudited), continued

Non-recurring Fair Value Measurements
The following tables present losses recognized on assets still held at period end, and measured at fair value on a non-recurring basis, for the three and nine months ended September 30, 2017 and the year ended December 31, 2016. Adjustments to fair value generally result from the application of LOCOM or through write-downs of individual assets. The tables do not reflect changes in fair value attributable to economic hedges the Company may have used to mitigate interest rate risk associated with LHFS.

		Fair Value Measurements			Losses for the Three Months Ended September 30, 2017	Losses for the Nine Months Ended September 30, 2017
(Dollars in millions)	September 30, 2017	Level 1	Level 2	Level 3
LHFS	$46	$—	$46	$—	$—	$—
LHFI	76	—	—	76	—	—
OREO	20	—	—	20	(2)	(4)
Other assets	50	—	7	43	(21)	(35)

		Fair Value Measurements			Losses for the Year Ended December 31, 2016
(Dollars in millions)	December 31, 2016	Level 1	Level 2	Level 3
LHFI	$75	$—	$—	$75	$—
OREO	17	—	—	17	(2)
Other assets	112	—	58	54	(36)

Discussed below are the valuation techniques and inputs used in estimating fair values for assets measured at fair value on a non-recurring basis and classified as level 2 and/or 3.
Loans Held for Sale
At September 30, 2017, LHFS classified as level 2 consisted of commercial loans that were valued using market prices and measured at LOCOM. During the three and nine months ended September 30, 2017, the Company transferred $31 million of C&I NPLs to LHFS as the Company elected to actively market these loans for sale. As a result of transferring the C&I NPLs to LHFS, the Company recognized a $5 million charge-off to reflect the loans' estimated market value. There were no gains/(losses) recognized in earnings during the three and nine months ended September 30, 2017 as the charge-offs related to these loans are a component of the ALLL.

Loans Held for Investment
At September 30, 2017 and December 31, 2016, LHFI consisted primarily of consumer and residential real estate loans discharged in Chapter 7 bankruptcy that had not been reaffirmed by the borrower, as well as nonperforming CRE loans for which specific reserves had been recognized. Cash proceeds from the sale of the underlying collateral is the expected source of repayment for a majority of these loans. Accordingly, the fair value of these loans is derived from the estimated fair value of the underlying collateral, incorporating market data if available. There were no gains/(losses) recognized during the three and nine months ended September 30, 2017 or during the year ended December 31, 2016, as the charge-offs related to these loans are a component of the ALLL. Due to the lack of market data for similar assets, all of these loans are classified as level 3.

OREO
OREO is measured at the lower of cost or fair value less costs to sell. OREO classified as level 3 consists primarily of residential homes, commercial properties, and vacant lots and land for which initial valuations are based on property-specific appraisals, broker pricing opinions, or other limited, highly subjective market information. Updated value estimates are received regularly for level 3 OREO.

Other Assets
Other assets consists of cost and equity method investments, other repossessed assets, assets under operating leases where the Company is the lessor, branch properties, land held for sale, and software.
Investments in cost and equity method investments are evaluated for potential impairment based on the expected remaining cash flows to be received from these assets discounted at a market rate that is commensurate with the expected risk, considering relevant Company-specific valuation multiples, where applicable. Based on the valuation methodology and associated unobservable inputs, these investments are classified as level 3. The Company recognized $1 million of impairment charges on equity investments during both the three and nine months ended September 30, 2017. During the year ended December 31, 2016, the Company recognized impairment charges of $8 million on its equity investments.
Other repossessed assets comprises repossessed personal property that is measured at fair value less cost to sell. These assets are classified as level 3 as their fair value is determined based on a variety of subjective, unobservable factors. There were no losses recognized in earnings by the Company on other repossessed assets during the three and nine months ended September 30, 2017 or during the year ended December 31, 2016, as the impairment charges on repossessed personal property were a component of the ALLL.
The Company monitors the fair value of assets under operating leases where the Company is the lessor and recognizes impairment on the leased asset to the extent the carrying value is not recoverable and is greater than its fair value. Fair value is determined using collateral specific pricing digests, external appraisals, broker opinions, recent sales data from industry

Notes to Consolidated Financial Statements (Unaudited), continued

equipment dealers, and the discounted cash flows derived from the underlying lease agreement. As market data for similar assets and lease arrangements is available and used in the valuation, these assets are considered level 2. The Company recognized an immaterial amount of impairment charges during the three and nine months ended September 30, 2017 attributable to changes in the fair value of various personal property under operating leases. During the year ended December 31, 2016, the Company recognized impairment charges of $12 million attributable to changes in the fair value of various personal property under operating leases.
Branch properties are classified as level 3, as their fair value is based on market comparables and broker opinions. During the nine months ended September 30, 2017, the Company recognized impairment charges of $11 million on branch properties. No related impairment charges were recognized during the three months ended September 30, 2017. During the year ended December 31, 2016, the Company recognized impairment charges of $12 million on branch properties.
Land held for sale is recorded at the lesser of carrying value or fair value less cost to sell, and is considered level 3 as its fair value is determined based on market comparables and broker opinions. During the nine months ended September 30, 2017, the Company recognized impairment charges of $2 million on land held for sale. No related impairment charges were recognized during the three months ended September 30, 2017. During the year ended December 31, 2016, the Company recognized impairment charges of $4 million on land held for sale.
Software consisted primarily of external software licenses and internally developed software. External software licenses are classified as level 2, as their fair value is based on available vendor pricing from comparable software licenses. Internally developed software is classified as level 3 and is measured based on capitalized software development costs. The Company recognized impairment charges of $20 million during both the three and nine months ended September 30, 2017. During the year ended December 31, 2016, the Company recognized no impairment charges on software.

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments are as follows:

	September 30, 2017		Fair Value Measurements
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$8,278	$8,278	$8,278	$—	$—	(a)
Trading assets and derivative instruments	6,318	6,318	746	5,549	23	(b)
Securities AFS	31,444	31,444	4,305	26,591	548	(b)
LHFS	2,835	2,849	—	2,653	196	(c)
LHFI, net	142,492	142,482	—	121	142,361	(d)
Financial liabilities:
Deposits	162,737	162,590	—	162,590	—	(e)
Short-term borrowings	5,449	5,449	—	5,449	—	(f)
Long-term debt	11,280	11,389	—	10,363	1,026	(f)
Trading liabilities and derivative instruments	1,284	1,284	707	560	17	(b)

	December 31, 2016		Fair Value Measurements
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$6,423	$6,423	$6,423	$—	$—	(a)
Trading assets and derivative instruments	6,067	6,067	881	5,158	28	(b)
Securities AFS	30,672	30,672	5,507	24,532	633	(b)
LHFS	4,169	4,178	—	4,161	17	(c)
LHFI, net	141,589	140,516	—	282	140,234	(d)
Financial liabilities:
Deposits	160,398	160,280	—	160,280	—	(e)
Short-term borrowings	4,764	4,764	—	4,764	—	(f)
Long-term debt	11,748	11,779	—	11,051	728	(f)
Trading liabilities and derivative instruments	1,351	1,351	846	483	22	(b)

Notes to Consolidated Financial Statements (Unaudited), continued

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

(a)	Cash and cash equivalents are valued at their carrying amounts, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments.

(b)
Trading assets and derivative instruments, securities AFS, and trading liabilities and derivative instruments that are classified as level 1 are valued based on quoted prices observed in active markets. For those instruments classified as level 2 or 3, refer to the respective valuation discussions within this footnote.

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

Generally, the Company measures fair value for LHFI based on estimated future discounted cash flows using current origination rates for loans with similar terms and credit quality, which derived an estimated value of 101% on the loan portfolio’s net carrying value at both September 30, 2017 and December 31, 2016. The value derived from origination rates likely does not represent an exit price; therefore, an incremental market risk and liquidity discount was applied when estimating the fair value of these loans. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans.

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

Unfunded loan commitments and letters of credit are not included in the table above. At September 30, 2017 and December 31, 2016, the Company had $65.3 billion and $67.2 billion, respectively, of unfunded commercial loan commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related unfunded commitments reserve, which was a combined $78 million and $71 million at September 30, 2017 and December 31, 2016, respectively. No active trading market exists for these instruments, and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of consumer unfunded lending commitments which can generally be canceled by providing notice to the borrower.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 15 – CONTINGENCIES
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries are parties to numerous civil claims and lawsuits and subject to regulatory examinations, investigations, and requests for information. Some of these matters involve claims for substantial amounts. The Company’s experience has shown that the damages alleged by plaintiffs or claimants are often overstated, based on unsubstantiated legal theories, unsupported by facts, and/or bear no relation to the ultimate award that a court might grant. Additionally, the outcome of litigation and regulatory matters and the timing of ultimate resolution are inherently difficult to predict. These factors make it difficult for the Company to provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. However, on a case-by-case basis, reserves are established for those legal claims in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company's financial statements at September 30, 2017 reflect the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved.
For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of related reserves, if any. Management currently estimates these losses to range from $0 to approximately $160 million. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information available at September 30, 2017. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure. Based on current knowledge, it is the opinion of management that liabilities arising from legal claims in excess of the amounts currently reserved, if any, will not have a material impact on the Company’s financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s financial condition, results of operations, or cash flows for any given reporting period.
The following is a description of certain litigation and regulatory matters:
Card Association Antitrust Litigation
The Company is a defendant, along with Visa and MasterCard, as well as several other banks, in several antitrust lawsuits challenging their practices. For a discussion regarding the Company’s involvement in this litigation matter, see Note 12, “Guarantees.”

Bickerstaff v. SunTrust Bank
This case was filed in the Fulton County State Court on July 12, 2010, and an amended complaint was filed on August 9, 2010. Plaintiff asserts that all overdraft fees charged to his account which related to debit card and ATM transactions are actually interest charges and therefore subject to the usury laws of Georgia. Plaintiff has brought claims for violations of civil and criminal usury laws, conversion, and money had and received, and purports to bring the action on behalf of all Georgia citizens who incurred such overdraft fees within the four years before the complaint was filed where the overdraft fee resulted in an interest rate being charged in excess of the usury rate. The Bank filed a motion to compel arbitration and on March 16, 2012, the Court entered an order holding that the Bank's arbitration provision is enforceable but that the named plaintiff in the case had opted out of that provision pursuant to its terms. The Court explicitly stated that it was not ruling at that time on the question of whether the named plaintiff could have opted out for the putative class members. The Bank filed an appeal of this decision, but this appeal was dismissed based on a finding that the appeal was prematurely granted. On April 8, 2013, the plaintiff filed a motion for class certification and that motion was denied on February 19, 2014. Plaintiff appealed the denial of class certification and on September 8, 2015, the Georgia Supreme Court agreed to hear the appeal. On January 4, 2016, the Georgia Supreme Court heard oral argument on the appeal. On July 8, 2016, the Georgia Supreme Court reversed the Court of Appeals of Georgia and remanded the case for further proceedings. On October 6, 2017, the trial court granted plaintiff's motion for class certification. The Bank has until November 6, 2017 to appeal the trial court's decision.
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

Notes to Consolidated Financial Statements (Unaudited), continued

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
On July 25, 2014, the FRB imposed a $160 million civil money penalty as a result of the FRB’s review of the Company’s residential mortgage loan servicing and foreclosure processing practices that preceded the Consent Order. The Company believes that it has fully satisfied this penalty by having provided consumer relief and certain cash payments as contemplated by the settlement with the U.S. and the states' Attorneys General regarding certain mortgage servicing claims, discussed below at “United States Mortgage Servicing Settlement.” SunTrust continues its engagement with the FRB to demonstrate compliance with its commitments under the Consent Order.

Notes to Consolidated Financial Statements (Unaudited), continued

United States Mortgage Servicing Settlement
In the second quarter of 2014, STM and the U.S., through the DOJ, HUD, and Attorneys General for several states, reached a final settlement agreement related to the National Mortgage Servicing Settlement. The settlement agreement became effective on September 30, 2014 when the court entered the Consent Judgment. Pursuant to the settlements, STM made $50 million in cash payments and committed to provide $500 million of consumer relief by the fourth quarter of 2017 and to implement certain mortgage servicing standards. STM implemented all of the prescribed servicing standards within the required timeframes. In an August 10, 2017 report, the independent Office of Mortgage Settlement Oversight ("OMSO"), appointed to review and certify compliance with the provisions of the settlement, confirmed that the Company fulfilled its consumer relief commitments. STM's compliance with the servicing standards continues to be monitored, tested, and reported quarterly by an internal review group and semi-annually by the OMSO. The Company does not expect costs associated with remaining servicing standard obligations to have a material impact on the Company's financial results.

Residential Funding Company, LLC v. SunTrust Mortgage, Inc.
STM has been named as a defendant in a complaint filed December 17, 2013 in the Southern District of New York by Residential Funding Company, LLC ("RFC"), a Chapter 11 debtor-affiliate of GMAC Mortgage, LLC, alleging breaches of representations and warranties made in connection with loan sales and seeking indemnification against losses allegedly suffered by RFC as a result of such alleged breaches. The case was transferred to the United States Bankruptcy Court for the Southern District of New York. On August 1, 2017, the parties reached an agreement to resolve the matter and it is now closed. The settlement did not have a material impact on the Company's financial results for the three and nine months ended September 30, 2017.
United States Attorney’s Office for the Southern District of New York Foreclosure Expense Investigation
In April 2013, STM began cooperating with the United States Attorney's Office for the Southern District of New York (the "Southern District") in a broad-based industry investigation regarding claims for foreclosure-related expenses charged by law firms in connection with the foreclosure of loans guaranteed or insured by Fannie Mae, Freddie Mac, or FHA. The investigation relates to a private litigant qui tam lawsuit filed under seal and remains in early stages. The Southern District has not yet advised STM how it will proceed in this matter. The

Southern District and STM engaged in dialogue regarding potential resolution of this matter as part of the National Mortgage Servicing Settlement, but were unable to reach agreement.
LR Trust v. SunTrust Banks, Inc., et al.
In November 2016, the Company and certain officers and directors were named as defendants in a shareholder derivative action alleging that defendants failed to take action related to activities at issue in the National Mortgage Servicing, HAMP, and FHA Originations settlements, and certain other legal matters or to ensure that the alleged activities in each were remedied and otherwise appropriately addressed. Plaintiff sought an award in favor of the Company for the amount of damages sustained by the Company, disgorgement of alleged benefits obtained by defendants, and enhancements to corporate governance and internal controls. On September 18, 2017, the court dismissed this matter and on October 16, 2017, Plaintiff filed an appeal.

SEC Investment Adviser 12b-1 Fees
The SEC Division of Enforcement investigated whether STIS committed fraud under the Investment Advisers Act of 1940 ("IAA"), by purchasing mutual fund shares on behalf of clients that imposed an SEC Rule 12b-1 marketing fee on the investment if share classes existed which did not impose such a fee, and informed the Company that it made a preliminary determination to recommend that the SEC bring an enforcement action against STIS. Specifically, the proposed action would allege violations of Sections 206(1), 206(2), 206(4), and 207 of the IAA and Rule 206(4)-7 of the Code of Federal Regulations.
On September 14, 2017, pursuant to a settlement agreed to by the parties, the SEC issued an administrative order against STIS, instituting administrative and cease and desist proceedings pursuant to Section 15(b) of the Exchange Act and Sections 203(e) and 203(k) of the IAA, making findings and imposing remedial sanctions and a cease and desist order (the "OIP"). The OIP imposed a civil monetary penalty of $1.1 million upon STIS and required STIS to refund to current and former clients $1.3 million of avoidable 12b-1 fees they paid, including interest. Refunds to the affected clients are substantially complete.
On September 14, 2017, the SEC Division of Corporation Finance notified the Company that its request for a waiver of ineligible issuer status under Rule 405 of the Securities Act of 1933 had been granted and that its status as a well-known seasoned issuer would continue notwithstanding issuance of the OIP.

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
The following is a description of the segments and their primary businesses at September 30, 2017.

The Consumer segment is made up of four primary businesses:

•
Consumer Banking provides services to individual consumers and branch-managed small business clients through an extensive network of traditional and in-store branches, ATMs, the internet (www.suntrust.com), mobile banking, and by telephone (1-800-SUNTRUST). Financial products and services offered to consumers and small business clients include deposits and payments, loans, and various fee-based services. Consumer Banking also serves as an entry point for clients and provides services for other businesses.

•
Consumer Lending offers an array of lending products to individual consumers and small business clients via the Company's Consumer Banking and PWM businesses, through the internet (www.suntrust.com and www.lightstream.com), as well as through various national offices and partnerships. Products offered include home equity lines, personal credit lines and loans, direct auto, indirect auto, student lending, credit cards, and other lending products.

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

The Wholesale segment is made up of three primary businesses and the Treasury & Payment Solutions product group:

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

•
Commercial & Business Banking offers an array of traditional banking products, including lending, cash management and investment banking solutions via STRH to commercial clients (generally clients with revenues between $1 million and $150 million), not-for-profit organizations, and governmental entities, as well as auto dealer financing (floor plan inventory financing). Also managed within Commercial & Business Banking is PAC, which provides corporate insurance premium financing solutions.

◦
In September 2017, the Company announced that it reached a definitive agreement to sell its PAC subsidiary. PAC had $1.3 billion in assets at September 30, 2017. The sale is expected to close in the fourth quarter of 2017, subject to various customary closing conditions.

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

Notes to Consolidated Financial Statements (Unaudited), continued

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

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended September 30, 2017
(Dollars in millions)	Consumer	Wholesale	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$73,378	$71,255	$76	($3)	$144,706
Average consumer and commercial deposits	103,066	56,211	202	(60)	159,419
Average total assets	83,161	85,280	34,763	2,534	205,738
Average total liabilities	103,964	61,820	15,388	(7)	181,165
Average total equity	—	—	—	24,573	24,573
Statements of Income:
Net interest income	$941	$571	($23)	($59)	$1,430
FTE adjustment	—	36	1	—	37
Net interest income-FTE [1]	941	607	(22)	(59)	1,467
Provision/(benefit) for credit losses [2]	136	(16)	—	—	120
Net interest income after provision/(benefit) for credit losses-FTE	805	623	(22)	(59)	1,347
Total noninterest income	473	406	19	(52)	846
Total noninterest expense	899	459	39	(6)	1,391
Income before provision for income taxes-FTE	379	570	(42)	(105)	802
Provision for income taxes-FTE [3]	138	211	(22)	(65)	262
Net income including income attributable to noncontrolling interest	241	359	(20)	(40)	540
Net income attributable to noncontrolling interest	—	—	2	—	2
Net income	$241	$359	($22)	($40)	$538
1 Presented on a matched maturity funds transfer price basis for the segments.
2 Provision/(benefit) for credit losses represents net charge-offs by segment combined with an allocation to the segments for the provision/(benefit) attributable to quarterly changes in the ALLL and unfunded commitment reserve balances.
3 Includes regular provision for income taxes as well as FTE income and tax credit adjustment reversals.

	Three Months Ended September 30, 2016 [1]
(Dollars in millions)	Consumer	Wholesale	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$70,560	$71,625	$74	($2)	$142,257
Average consumer and commercial deposits	99,730	55,489	157	(63)	155,313
Average total assets	80,298	85,762	32,479	2,937	201,476
Average total liabilities	100,698	61,078	15,351	(61)	177,066
Average total equity	—	—	—	24,410	24,410
Statements of Income:
Net interest income	$872	$505	$23	($92)	$1,308
FTE adjustment	—	34	1	(1)	34
Net interest income-FTE [2]	872	539	24	(93)	1,342
Provision for credit losses [3]	29	68	—	—	97
Net interest income after provision for credit losses-FTE	843	471	24	(93)	1,245
Total noninterest income	555	355	20	(41)	889
Total noninterest expense	985	424	4	(4)	1,409
Income before provision for income taxes-FTE	413	402	40	(130)	725
Provision for income taxes-FTE [4]	155	150	12	(68)	249
Net income including income attributable to noncontrolling interest	258	252	28	(62)	476
Net income attributable to noncontrolling interest	—	—	2	—	2
Net income	$258	$252	$26	($62)	$474
1 Beginning in the second quarter of 2017, the Company realigned its business segment structure from three segments to two segments. Specifically, the Company retained the previous composition of the Wholesale Banking segment and changed the basis of presentation of the Consumer Banking and Private Wealth Management segment and Mortgage Banking segment such that those segments were combined into a single Consumer segment. Accordingly, business segment information presented for the three months ended September 30, 2016 has been revised to conform to the new business segment structure and updated internal funds transfer pricing methodology for consistent presentation.
2 Presented on a matched maturity funds transfer price basis for the segments.
3 Provision for credit losses represents net charge-offs by segment combined with an allocation to the segments for the provision attributable to quarterly changes in the ALLL and unfunded commitment reserve balances.
4 Includes regular provision for income taxes as well as FTE income and tax credit adjustment reversals.

Notes to Consolidated Financial Statements (Unaudited), continued

	Nine Months Ended September 30, 2017
(Dollars in millions)	Consumer	Wholesale	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$72,200	$72,005	$74	($3)	$144,276
Average consumer and commercial deposits	102,686	56,326	162	(29)	159,145
Average total assets	82,071	85,638	34,420	2,704	204,833
Average total liabilities	103,616	61,990	15,089	7	180,702
Average total equity	—	—	—	24,131	24,131
Statements of Income:
Net interest income	$2,748	$1,670	($17)	($202)	$4,199
FTE adjustment	—	105	2	—	107
Net interest income-FTE [1]	2,748	1,775	(15)	(202)	4,306
Provision for credit losses [2]	299	31	—	—	330
Net interest income after provision for credit losses-FTE	2,449	1,744	(15)	(202)	3,976
Total noninterest income	1,401	1,194	59	(134)	2,520
Total noninterest expense	2,832	1,399	26	(14)	4,243
Income before provision for income taxes-FTE	1,018	1,539	18	(322)	2,253
Provision for income taxes-FTE [3]	367	572	(26)	(200)	713
Net income including income attributable to noncontrolling interest	651	967	44	(122)	1,540
Net income attributable to noncontrolling interest	—	—	7	—	7
Net income	$651	$967	$37	($122)	$1,533
1 Presented on a matched maturity funds transfer price basis for the segments.
2 Provision for credit losses represents net charge-offs by segment combined with an allocation to the segments for the provision attributable to quarterly changes in the ALLL and unfunded commitment reserve balances.
3 Includes regular provision for income taxes as well as FTE income and tax credit adjustment reversals.

	Nine Months Ended September 30, 2016 [1]
(Dollars in millions)	Consumer	Wholesale	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$69,075	$71,489	$66	($2)	$140,628
Average consumer and commercial deposits	98,751	54,099	122	(61)	152,911
Average total assets	78,378	85,392	31,510	2,333	197,613
Average total liabilities	99,746	59,798	14,019	(26)	173,537
Average total equity	—	—	—	24,076	24,076
Statements of Income:
Net interest income	$2,578	$1,488	$83	($272)	$3,877
FTE adjustment	—	103	2	—	105
Net interest income-FTE [2]	2,578	1,591	85	(272)	3,982
Provision for credit losses [3]	90	253	—	—	343
Net interest income after provision for credit losses-FTE	2,488	1,338	85	(272)	3,639
Total noninterest income	1,568	996	112	(107)	2,569
Total noninterest expense	2,839	1,243	3	(13)	4,072
Income before provision for income taxes-FTE	1,217	1,091	194	(366)	2,136
Provision for income taxes-FTE [4]	455	407	54	(200)	716
Net income including income attributable to noncontrolling interest	762	684	140	(166)	1,420
Net income attributable to noncontrolling interest	—	—	7	—	7
Net income	$762	$684	$133	($166)	$1,413
1 Beginning in the second quarter of 2017, the Company realigned its business segment structure from three segments to two segments. Specifically, the Company retained the previous composition of the Wholesale Banking segment and changed the basis of presentation of the Consumer Banking and Private Wealth Management segment and Mortgage Banking segment such that those segments were combined into a single Consumer segment. Accordingly, business segment information presented for the nine months ended September 30, 2016 has been revised to conform to the new business segment structure and updated internal funds transfer pricing methodology for consistent presentation.
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

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME
Changes in the components of AOCI, net of tax, are presented in the following table:

(Dollars in millions)	Securities AFS	Derivative Instruments	Brokered Time Deposits	Long-Term Debt	Employee Benefit Plans	Total
Three Months Ended September 30, 2017
Balance, beginning of period	($5)	($168)	($1)	($7)	($596)	($777)
Net unrealized gains arising during the period	40	6	—	1	—	47
Amounts reclassified to net income	—	(8)	—	—	3	(5)
Other comprehensive income/(loss), net of tax	40	(2)	—	1	3	42
Balance, end of period	$35	($170)	($1)	($6)	($593)	($735)

Three Months Ended September 30, 2016
Balance, beginning of period	$550	$310	$—	($7)	($620)	$233
Net unrealized losses arising during the period	(32)	(49)	—	(3)	—	(84)
Amounts reclassified to net income	—	(37)	—	—	3	(34)
Other comprehensive (loss)/income, net of tax	(32)	(86)	—	(3)	3	(118)
Balance, end of period	$518	$224	$—	($10)	($617)	$115

Nine Months Ended September 30, 2017
Balance, beginning of period	($62)	($157)	($1)	($7)	($594)	($821)
Net unrealized gains arising during the period	98	38	—	1	—	137
Amounts reclassified to net income	(1)	(51)	—	—	1	(51)
Other comprehensive income/(loss), net of tax	97	(13)	—	1	1	86
Balance, end of period	$35	($170)	($1)	($6)	($593)	($735)

Nine Months Ended September 30, 2016
Balance, beginning of period	$135	$87	$—	$—	($682)	($460)
Cumulative credit risk adjustment [1]	—	—	—	(5)	—	(5)
Net unrealized gains/(losses) arising during the period	386	256	—	(5)	—	637
Amounts reclassified to net income	(3)	(119)	—	—	65	(57)
Other comprehensive income/(loss), net of tax	383	137	—	(5)	65	580
Balance, end of period	$518	$224	$—	($10)	($617)	$115
1 Related to the Company's early adoption of the ASU 2016-01 provision related to changes in instrument-specific credit risk. See Note 1, "Significant Accounting Policies," for additional information.

Notes to Consolidated Financial Statements (Unaudited), continued

Reclassifications from AOCI to net income, and the related tax effects, are presented in the following table:

(Dollars in millions)	Three Months Ended September 30		Nine Months Ended September 30		Impacted Line Item in the Consolidated Statements of Income
Details About AOCI Components	2017	2016	2017	2016
Securities AFS:
Realized gains on securities AFS	$—	$—	($1)	($4)	Net securities gains
Tax effect	—	—	—	1	Provision for income taxes
	—	—	(1)	(3)
Derivative Instruments:
Realized gains on cash flow hedges	(13)	(59)	(81)	(190)	Interest and fees on loans
Tax effect	5	22	30	71	Provision for income taxes
	(8)	(37)	(51)	(119)
Employee Benefit Plans:
Amortization of prior service credit	(1)	(1)	(4)	(4)	Employee benefits
Amortization of actuarial loss	6	6	18	19	Employee benefits
Adjustment to funded status of employee benefit obligation	—	—	(10)	89	Other assets/other liabilities
	5	5	4	104
Tax effect	(2)	(2)	(3)	(39)	Provision for income taxes
	3	3	1	65

Total reclassifications from AOCI to net income	($5)	($34)	($51)	($57)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Important Cautionary Statement About Forward-Looking Statements
This report contains forward-looking statements. Statements regarding: (i) future levels of net interest margin, deposit costs, premium amortization, expenses, efficiency, delinquencies, charge-offs, hurricane related losses, the net charge-off ratio, the provision for loan losses, net charge-offs, our capital ratios, and share repurchases; (ii) tangible efficiency ratio goals; (iii) the timing of closing of our sale of PAC; (iv) the asset sensitivity of our balance sheet and our exposure to interest rate risk in future periods; (v) future changes in the size and composition of the securities AFS portfolio; (vi) future issuances of preferred stock; (vii) future impacts of ASUs not yet adopted; (viii) the provision for income taxes; (ix) future optimization of our capital structure and balance sheet; and (x) future credit ratings and outlook, are forward-looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “target,” “forecast,” “future,” “strategy,” “goal,” “initiative,” “plan,” “opportunity,” “potentially,” “probably,” “project,” “outlook,” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Such statements are based upon the current beliefs and expectations of management and on information currently available to management. They speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.
Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Part I, Item 1A., "Risk Factors" in our 2016 Annual Report on Form 10-K and also include risks discussed in this report and in other periodic reports that we file with the SEC. Additional factors include: current and future legislation and regulation could require us to change our business practices, reduce revenue, impose additional costs, or otherwise adversely affect business operations or competitiveness; we are subject to stringent capital adequacy and liquidity requirements and our failure to meet these would adversely affect our financial condition; the monetary and fiscal policies of the federal government and its agencies could have a material adverse effect on our earnings; our financial results have been, and may continue to be, materially affected by general economic conditions, and a deterioration of economic conditions or of the financial markets may materially adversely affect our lending and other businesses and our financial results and condition; changes in market interest rates or capital markets could adversely affect our revenue and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity; interest rates on our outstanding financial instruments might be subject to change based on regulatory developments, which could adversely affect our revenue, expenses, and the value of those financial instruments; our earnings may be affected by volatility in mortgage production and servicing revenues, and by changes in carrying values of our servicing assets and mortgages held for sale due to changes in interest rates; disruptions in our ability to access global capital markets may adversely affect our capital resources and liquidity; we are subject to credit risk; we may have more credit risk and higher credit losses to the extent that our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral; we rely on the mortgage secondary market and GSEs for some of our liquidity; loss of customer deposits could increase our funding costs; any reduction in our credit rating could increase the cost of our funding from the capital markets; we are subject to litigation, and our expenses related to this litigation may adversely affect our results; we may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations; we are subject to certain risks related to originating and selling mortgages, and may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, or borrower fraud, and this could harm our liquidity, results of operations, and financial condition; we face risks as a servicer of loans; we are subject to risks related to delays in the foreclosure process; consumers and small businesses may decide not to use banks to complete their financial transactions, which could affect net income; we have businesses other than banking which subject us to a variety of risks; negative public opinion could damage our reputation and adversely impact business and revenues; we may face more intense scrutiny of our sales, training, and incentive compensation practices; we rely on other companies to provide key components of our business infrastructure; competition in the financial services industry is intense and we could lose business or suffer margin declines as a result; we continually encounter technological change and must effectively develop and implement new technology; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we depend on the expertise of key personnel, and if these individuals leave or change their roles without effective replacements, operations may suffer; we may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategies; our framework for managing risks may not be effective in mitigating risk and loss to us; our controls and procedures may not prevent or detect all errors or acts of fraud; we are at risk of increased losses from fraud; our operational systems and infrastructure may fail or may be the subject of a breach or cyber-attack that could adversely affect our business; a disruption, breach, or failure in the operational systems and infrastructure of our third party vendors and other service providers, including as a result of cyber-attacks, could adversely affect our business; the soundness of other financial institutions could adversely affect us; we depend on the accuracy and completeness of information about clients and counterparties; our accounting policies and processes are critical to how we report our financial condition and results of operation, and they require management to make estimates about matters that are uncertain; depressed market values for our stock and adverse economic conditions sustained over a period of time may require us to write down some portion of our goodwill; our financial instruments measured at fair value expose us to certain market risks; our stock price can be volatile; we might not pay dividends on our stock; our ability to receive dividends from our subsidiaries or other investments could affect our liquidity and ability to pay dividends; and certain banking laws and certain provisions of our articles of incorporation may have an anti-takeover effect.

INTRODUCTION
We are a leading provider of financial services with our headquarters located in Atlanta, Georgia. Our principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers, businesses, corporations, and institutions, both through its branches (located primarily in Florida, Georgia, Virginia, North Carolina, Tennessee, Maryland, South Carolina, and the District of Columbia) and through other national delivery channels. In addition to deposit, credit, and trust and investment services offered by the Bank, our other subsidiaries provide capital markets, mortgage banking, securities brokerage, online consumer lending, and asset and wealth management services. We operate two business segments: Consumer and Wholesale, with our functional activities included in Corporate Other. See Note 16, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q for a description of our business segments and related business segment structure realignment from three segments to two segments in the second quarter of 2017.
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

EXECUTIVE OVERVIEW
Financial Performance
We delivered solid revenue growth, improved efficiency, and higher capital returns in the third quarter of 2017, resulting in strong EPS growth. Our performance was driven by consistent execution against our core strategies and provides further evidence that our differentiated value proposition continues to resonate with clients. Total revenue for the third quarter of 2017 increased 2% sequentially and 4% compared to the third quarter of 2016, driven largely by higher net interest income and strong investment banking performance.
Net interest income was $1.5 billion for the third quarter of 2017, an increase of 2% sequentially and 9% compared to the third quarter of 2016, due to net interest margin expansion and growth in average earning assets. Noninterest income increased 2% sequentially and decreased 5% compared to the third quarter of 2016. The sequential increase was due primarily to our continued success in meeting more of our clients' capital markets needs across the entire Wholesale segment, evidenced by the $24 million increase in capital markets-related income as mergers and acquisitions advisory and equity offerings both had strong quarters. The year-over-year decrease in noninterest income was driven by lower mortgage-related income, offset partially by higher investment banking and commercial real estate related income.
Our net interest margin increased one basis point sequentially and 19 basis points compared to the third quarter of 2016, driven primarily by higher earning asset yields arising from higher benchmark interest rates, continued favorable mix shift in the LHFI portfolio, and lower MBS premium amortization, offset partially by funding costs. Looking forward to the fourth quarter of 2017, we expect net interest margin to decline by one to three basis points. Beyond that, we anticipate future net interest margin expansion if the short end of the yield curve continues to rise. See additional discussion related to revenue, noninterest income, and net interest income and margin in the "Noninterest Income" and "Net Interest Income/Margin" sections of this MD&A. Also in this MD&A, see Table 12, "Net Interest Income Asset Sensitivity," for an analysis of potential changes in net interest income due to instantaneous moves in benchmark interest rates.
Noninterest expense remained stable compared to the prior quarter and declined $18 million, or 1%, compared to the third quarter of 2016. Sequentially, higher severance costs, software writedowns, and higher personnel costs were offset by the favorable resolution of several legal matters during the current quarter. The decrease compared to the prior year quarter was driven by the aforementioned legal accrual reversals and reduced outside processing and software expenses during the current quarter. Though our expense base has and will vary from quarter to quarter, we remain focused on reducing less productive expenses to provide funding for investments in talent, technology, and improved product offerings. See additional discussion related to noninterest expense in the "Noninterest Expense" section of this MD&A.
During the third quarter of 2017, our efficiency and tangible efficiency ratios were 60.1% and 59.2%, respectively, both of which improved meaningfully compared to the prior quarter ratios of 61.2% and 60.6%, and compared to the third quarter of 2016 ratios of 63.1% and 62.5%, respectively. Our current quarter efficiency ratios benefited from the favorable resolution of several legal matters, which was offset partially by higher severance costs and software-related writedowns. Notwithstanding the impact of this net benefit, our core efficiency continued to improve. This progress, combined with our positive revenue momentum and ongoing efficiency initiatives that we have been executing for several years, has driven positive operating leverage and enables us to remain on track to achieve our tangible efficiency ratio goals of between 61% and 62% for 2017, and below 60% by 2019. See Table 20, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding, and a reconciliation of, our tangible efficiency ratio.
Overall asset quality remained very strong during the third quarter of 2017, evidenced by our 0.21% annualized net charge-off ratio and 0.48% NPL ratio. These low levels reflect the relative strength across our entire LHFI portfolio, notwithstanding anticipated losses incurred from the recent hurricanes, which resulted in a slight increase in the ALLL to period-end LHFI ratio compared to the prior quarter. Our solid position reflects the proactive actions we have taken over the past several years to de-risk, diversify, and improve the quality of our loan portfolio. As it relates to hurricane impacts, we expect a modest increase in delinquencies and charge-offs over the next several quarters, driven primarily by the residential and consumer loan portfolios. We believe that losses from the recent hurricanes are very manageable in the context of the overall Company, given the strength and diversity of our LHFI portfolio. Overall, we expect to operate within a net charge-off ratio of between 25 and 35 basis points over the near term. We also continue to forecast a provision for loan losses that generally approximates net charge-offs. See additional discussion of our credit and asset quality, in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A.
Average total LHFI increased 2% compared to the third quarter of 2016, driven by growth across all consumer loan portfolios as well as growth in commercial construction loans and nonguaranteed residential mortgages. These increases were offset partially by declines in residential home equity products and CRE loans. Our consumer lending initiatives continue to produce solid loan growth through each of our major channels, while furthering the positive mix shift within the LHFI portfolio and improving our return profile. See additional loan discussion in the “Loans,” “Nonperforming Assets,” and "Net Interest Income/Margin" sections of this MD&A.
Average consumer and commercial deposits increased 3% compared to the third quarter of 2016, driven by broad-based growth across most of our product categories, particularly NOW accounts and time deposits. Rates paid on our deposits increased 14 basis points compared to the third quarter of 2016 resulting from the increase in benchmark interest rates. The strong deposit growth we have produced over the past several years, in addition to our access to low-cost funding, enables us to prudently manage our funding base and more effectively manage our deposit costs. We remain focused on maximizing the value proposition for our clients, outside of rates paid, by meeting more of our clients' needs through strategic investments in talent and technology. See additional discussion regarding average deposits in the "Net Interest Income/Margin" section of this MD&A.
Capital
Our regulatory capital ratios increased compared to December 31, 2016, with a CET1 ratio of 9.62% at September 30, 2017, driven primarily by growth in retained earnings. Additionally, our CET1 ratio, on a fully phased-in basis, was estimated to be 9.48% at September 30, 2017, which is well above the current regulatory requirement. Our book value and tangible book value per common share both increased compared to December 31, 2016, due primarily to earnings growth. See additional details related to our capital in Note 13, "Capital," to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K. Also see Table 20, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding, and reconciliations of, tangible book value per common share and our fully phased-in CET1 ratio.
In June 2017, we announced capital plans in response to the Federal Reserve's review of and non-objection to our 2017 capital plan submitted in conjunction with the 2017 CCAR. Accordingly, during the third quarter of 2017, we increased our quarterly common stock dividend by 54% to $0.40 per common share. We also repurchased $330 million of our outstanding common stock during the third quarter of 2017 in conjunction with the 2017 capital plan. At September 30, 2017, we had $990 million of remaining common stock repurchase capacity available under this plan, which we expect to conduct in relatively even quarterly increments through the end of the second quarter of 2018. See additional details related to our capital actions and share repurchases in the “Capital Resources” section of this MD&A and in Part II, Item 2 of this Form 10-Q.
Business Segments Highlights
Consumer
Consumer net income increased $14 million sequentially and decreased $17 million compared to the third quarter of 2016. The sequential increase was driven by revenue growth and the favorable resolution of legal matters during the current quarter, offset by an increase in provision for credit losses due to anticipated losses incurred from recent hurricanes. The year-over-year decrease was driven primarily by lower mortgage production related income. Net interest income increased 3% sequentially and 8% compared to the third quarter of 2016, resulting from strong loan and deposit growth and continued balance sheet optimization. The average balance of our LHFI portfolio increased 2% sequentially and 4% compared to the third quarter of 2016. Deposit growth continues to be a key contributor to our net interest income momentum, with average balances up 3% year-over-year. Noninterest income increased 2% sequentially and decreased 15% compared to the same period in 2016. The sequential increase was driven by higher mortgage-related income, which has begun to stabilize. The year-over-year decrease was due primarily to lower mortgage-related income, as a result of lower production volume due to decreased refinancing activity. Noninterest expense decreased 5% sequentially and 9% compared to the prior year quarter. The decreases were due primarily to the favorable resolution of legal matters during the current quarter. Overall, we are making progress in improving the efficiency and effectiveness of the Consumer segment as evidenced by continued growth in digital channels and a 7% year-over-year reduction in our branches. Our strong loan and deposit growth, as well as our investments in an improved client experience, are expected to further strengthen our Consumer segment.
Wholesale
Wholesale delivered record revenue and net income due to strong capital market conditions, continued strategic growth, and strong asset quality performance. Total revenue increased $37 million sequentially and increased $119 million compared to the third quarter of 2016, due primarily to increases in net interest income, investment banking income, and the incremental revenue from Pillar. Net interest income was a key contributor to our strong revenue growth, up 3% sequentially and 13% compared to the third quarter of 2016 as a result of improved loan yields. Investment banking income continues to be strong across the majority of products as we continue to expand and deepen client relationships to meet the capital markets needs of all Wholesale clients. Noninterest expense was stable sequentially and increased 8% compared to the prior year quarter. The year-over-year increase was driven by higher compensation due to strong business performance, the acquisition of Pillar, and ongoing investments in technology. In September 2017, we announced that we reached a definitive agreement to sell our PAC subsidiary, which had $1.3 billion in assets at September 30, 2017. The sale is expected to close in the fourth quarter of 2017, subject to various customary closing conditions. Additionally, we recently announced an expansion of Commercial & Business Banking into new markets in Ohio and Texas to further expand our differentiated value proposition to new clients. Overall, while market conditions can drive quarterly variability, our differentiated business model in Wholesale continues to deliver strong results and we expect to see further growth in 2018.
Additional information related to our business segments can be found in Note 16, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q, and further discussion of our business segment results for the nine months ended September 30, 2017 and 2016 can be found in the "Business Segment Results" section of this MD&A.

Consolidated Daily Average Balances, Income/Expense, and Average Yields Earned/Rates Paid							Table 1
	Three Months Ended
	September 30, 2017			September 30, 2016			Increase/(Decrease)
(Dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
ASSETS
LHFI: [1]
C&I	$68,277	$583	3.39%	$68,242	$536	3.13%	$35	0.26
CRE	5,227	47	3.57	5,975	44	2.92	(748)	0.65
Commercial construction	3,918	38	3.86	2,909	24	3.28	1,009	0.58
Residential mortgages - guaranteed	512	5	3.57	540	5	3.34	(28)	0.23
Residential mortgages - nonguaranteed	26,687	255	3.82	26,022	243	3.74	665	0.08
Residential home equity products	10,778	120	4.40	12,075	119	3.93	(1,297)	0.47
Residential construction	333	4	4.68	379	4	4.47	(46)	0.21
Consumer student - guaranteed	6,535	73	4.44	5,705	58	4.03	830	0.41
Consumer other direct	8,426	104	4.91	7,090	81	4.56	1,336	0.35
Consumer indirect	11,824	105	3.51	11,161	96	3.41	663	0.10
Consumer credit cards	1,450	37	10.32	1,224	31	10.12	226	0.20
Nonaccrual [2]	739	11	5.90	935	4	1.70	(196)	4.20
Total LHFI	144,706	1,382	3.79	142,257	1,245	3.48	2,449	0.31
Securities AFS:
Taxable	30,669	191	2.49	28,460	157	2.21	2,209	0.28
Tax-exempt	504	4	2.99	181	2	3.41	323	(0.42)
Total securities AFS	31,173	195	2.50	28,641	159	2.22	2,532	0.28
Fed funds sold and securities borrowed or purchased under agreements to resell	1,189	3	0.89	1,171	—	0.11	18	0.78
LHFS	2,477	24	3.89	2,867	25	3.47	(390)	0.42
Interest-bearing deposits in other banks	25	—	1.88	24	—	0.38	1	1.50
Interest earning trading assets	5,291	31	2.38	5,563	22	1.57	(272)	0.81
Total earning assets	184,861	1,635	3.51	180,523	1,451	3.20	4,338	0.31
ALLL	(1,748)			(1,756)			(8)
Cash and due from banks	5,023			5,442			(419)
Other assets	16,501			14,822			1,679
Noninterest earning trading assets and derivative instruments	948			1,538			(590)
Unrealized gains on securities available for sale, net	153			907			(754)
Total assets	$205,738			$201,476			$4,246
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
NOW accounts	$44,604	$37	0.33%	$41,160	$15	0.14%	$3,444	0.19
Money market accounts	53,278	43	0.32	54,500	29	0.21	(1,222)	0.11
Savings	6,535	—	0.02	6,304	—	0.03	231	(0.01)
Consumer time	5,675	11	0.76	5,726	10	0.69	(51)	0.07
Other time	5,552	16	1.14	3,981	10	0.97	1,571	0.17
Total interest-bearing consumer and commercial deposits	115,644	107	0.37	111,671	64	0.23	3,973	0.14
Brokered time deposits	947	3	1.28	959	3	1.31	(12)	(0.03)
Foreign deposits	295	1	1.13	130	—	0.37	165	0.76
Total interest-bearing deposits	116,886	111	0.38	112,760	67	0.24	4,126	0.14
Funds purchased	1,689	5	1.15	784	1	0.36	905	0.79
Securities sold under agreements to repurchase	1,464	4	1.07	1,691	2	0.45	(227)	0.62
Interest-bearing trading liabilities	912	6	2.84	930	5	2.11	(18)	0.73
Other short-term borrowings	1,797	3	0.56	1,266	—	0.19	531	0.37
Long-term debt	11,204	76	2.70	12,257	68	2.21	(1,053)	0.49
Total interest-bearing liabilities	133,952	205	0.61	129,688	143	0.44	4,264	0.17
Noninterest-bearing deposits	43,775			43,642			133
Other liabilities	3,046			3,356			(310)
Noninterest-bearing trading liabilities and derivative instruments	392			380			12
Shareholders’ equity	24,573			24,410			163
Total liabilities and shareholders’ equity	$205,738			$201,476			$4,262
Interest rate spread			2.90%			2.76%		0.14
Net interest income [3]		$1,430			$1,308
Net interest income-FTE [3,4]		$1,467			$1,342
Net interest margin [5]			3.07%			2.88%		0.19
Net interest margin-FTE [4,5]			3.15			2.96		0.19
1 Interest income includes loan fees of $45 million and $40 million for the three months ended September 30, 2017 and 2016, respectively.
2 Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
3 Derivative instruments employed to manage our interest rate sensitivity increased net interest income by $16 million and $63 million for the three months ended September 30, 2017 and 2016, respectively.
4 See Table 20, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information and reconciliations of non-U.S. GAAP performance measures. Approximately 95% of the total FTE adjustment for both the three months ended September 30, 2017 and 2016 was attributed to C&I loans.
5 Net interest margin is calculated by dividing annualized net interest income by average total earning assets.

Consolidated Daily Average Balances, Income/Expense, and Average Yields Earned/Rates Paid (continued)
	Nine Months Ended
	September 30, 2017			September 30, 2016			Increase/(Decrease)
(Dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
ASSETS
LHFI: [1]
C&I	$68,822	$1,711	3.32%	$68,405	$1,599	3.12%	$417	0.20
CRE	5,141	130	3.38	6,032	132	2.91	(891)	0.47
Commercial construction	4,032	109	3.63	2,578	63	3.27	1,454	0.36
Residential mortgages - guaranteed	537	13	3.19	587	16	3.72	(50)	(0.53)
Residential mortgages - nonguaranteed	26,234	749	3.81	25,383	720	3.78	851	0.03
Residential home equity products	11,117	354	4.26	12,461	368	3.94	(1,344)	0.32
Residential construction	360	12	4.29	374	12	4.44	(14)	(0.15)
Consumer student - guaranteed	6,426	209	4.36	5,404	162	4.00	1,022	0.36
Consumer other direct	8,100	298	4.92	6,641	225	4.53	1,459	0.39
Consumer indirect	11,322	295	3.48	10,739	273	3.39	583	0.09
Consumer credit cards	1,404	105	10.03	1,142	87	10.17	262	(0.14)
Nonaccrual [2]	781	24	4.04	882	13	1.98	(101)	2.06
Total LHFI	144,276	4,009	3.72	140,628	3,670	3.49	3,648	0.23
Securities AFS:
Taxable	30,638	564	2.45	27,847	479	2.29	2,791	0.16
Tax-exempt	380	9	3.01	161	4	3.54	219	(0.53)
Total securities AFS	31,018	573	2.46	28,008	483	2.30	3,010	0.16
Fed funds sold and securities borrowed or purchased under agreements to resell	1,221	6	0.63	1,210	1	0.15	11	0.48
LHFS	2,436	70	3.82	2,235	62	3.69	201	0.13
Interest-bearing deposits in other banks	25	—	1.05	24	—	0.38	1	0.67
Interest earning trading assets	5,204	89	2.27	5,495	69	1.69	(291)	0.58
Total earning assets	184,180	4,747	3.45	177,600	4,285	3.22	6,580	0.23
ALLL	(1,724)			(1,754)			(30)
Cash and due from banks	5,158			4,863			295
Other assets	16,235			14,713			1,522
Noninterest earning trading assets and derivative instruments	918			1,484			(566)
Unrealized gains on securities available for sale, net	66			707			(641)
Total assets	$204,833			$197,613			$7,160
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
NOW accounts	$44,595	$90	0.27%	$40,285	$38	0.12%	$4,310	0.15
Money market accounts	54,120	114	0.28	53,586	77	0.19	534	0.09
Savings	6,530	1	0.02	6,294	1	0.03	236	(0.01)
Consumer time	5,573	30	0.72	5,937	33	0.75	(364)	(0.03)
Other time	4,830	38	1.06	3,892	30	1.01	938	0.05
Total interest-bearing consumer and commercial deposits	115,648	273	0.32	109,994	179	0.22	5,654	0.10
Brokered time deposits	931	9	1.28	924	9	1.34	7	(0.06)
Foreign deposits	563	4	0.86	60	—	0.36	503	0.50
Total interest-bearing deposits	117,142	286	0.33	110,978	188	0.23	6,164	0.10
Funds purchased	1,242	9	0.97	1,071	3	0.36	171	0.61
Securities sold under agreements to repurchase	1,583	10	0.85	1,742	6	0.41	(159)	0.44
Interest-bearing trading liabilities	968	20	2.70	984	17	2.36	(16)	0.34
Other short-term borrowings	1,852	7	0.54	1,611	3	0.25	241	0.29
Long-term debt	11,094	216	2.60	10,477	191	2.44	617	0.16
Total interest-bearing liabilities	133,881	548	0.55	126,863	408	0.43	7,018	0.12
Noninterest-bearing deposits	43,497			42,917			580
Other liabilities	2,961			3,299			(338)
Noninterest-bearing trading liabilities and derivative instruments	363			458			(95)
Shareholders’ equity	24,131			24,076			55
Total liabilities and shareholders’ equity	$204,833			$197,613			$7,220
Interest rate spread			2.90%			2.79%		0.11
Net interest income [3]		$4,199			$3,877
Net interest income-FTE [3,4]		$4,306			$3,982
Net interest margin [5]			3.05%			2.92%		0.13
Net interest margin-FTE [4,5]			3.13			2.99		0.14

1 Interest income includes loan fees of $135 million and $124 million for the nine months ended September 30, 2017 and 2016, respectively.
2 Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
3 Derivative instruments employed to manage our interest rate sensitivity increased net interest income $93 million and $203 million for the nine months ended September 30, 2017 and 2016, respectively.
4 See Table 20, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information and reconciliations of non-U.S. GAAP performance measures. Approximately 95% of the total FTE adjustment for both the nine months ended September 30, 2017 and 2016 was attributed to C&I loans.
5 Net interest margin is calculated by dividing annualized net interest income by average total earning assets.

NET INTEREST INCOME/MARGIN (FTE)
Third Quarter of 2017
Net interest income was $1.5 billion during the third quarter of 2017, an increase of $125 million, or 9%, compared to the third quarter of 2016. This year-over-year increase was a result of a higher net interest margin and growth in average earning assets.
Net interest margin for the third quarter of 2017 was 3.15%, a 19 basis point increase compared to the same period of last year. The increase was driven primarily by higher earning asset yields arising from higher benchmark interest rates as well as continued balance sheet optimization. Specifically, average earning asset yields increased 31 basis points, driven by a 31 basis point increase in average LHFI yields, with increases in yield noted across all loan categories. Yields on securities AFS increased 28 basis points due primarily to changes in portfolio mix, lower premium amortization, and higher interest rates. These increases were offset partially by higher rates paid on average interest-bearing liabilities.
Rates paid on average interest-bearing liabilities increased 17 basis points compared to the third quarter of 2016, driven by increases in rates paid on NOW, money market accounts, and time deposits as well as short-term borrowings and long-term debt. Compared to the third quarter of 2016, the average rate paid on interest-bearing deposits increased 14 basis points.
Looking forward to the fourth quarter of 2017, we expect net interest margin to decline by one to three basis points. Beyond that, we anticipate future net interest margin expansion if the short end of the yield curve continues to rise. See Table 12, "Net Interest Income Asset Sensitivity," in this MD&A for an analysis of potential changes in net interest income due to instantaneous moves in benchmark interest rates.
Average earning assets increased $4.3 billion, or 2%, compared to the third quarter of 2016, driven primarily by a $2.4 billion, or 2%, increase in average LHFI and a $2.5 billion, or 9%, increase in average securities AFS. The increase in average LHFI was driven by growth across all consumer loan portfolios as well as growth in commercial construction loans and nonguaranteed residential mortgages. These increases were offset partially by declines in residential home equity products and CRE loans as paydowns exceeded new originations and draws. See the "Loans" section in this MD&A for additional discussion regarding loan activity.
Average interest-bearing liabilities increased $4.3 billion, or 3%, compared to the third quarter of 2016, due primarily to growth in consumer and commercial deposits as well as increases in funds purchased and other short-term borrowings. Average interest-bearing consumer and commercial deposits increased $4.0 billion, or 4%, compared to the same period last year, due primarily to growth in NOW and time deposits, offset partially by a decrease in money market accounts. Average other short-term borrowings increased $531 million, or 42%, driven by an increase in short-term FHLB advances. See the "Borrowings" section in this MD&A for additional information regarding other short-term borrowings.
We utilize interest rate swaps to manage interest rate risk. These instruments are primarily receive-fixed, pay-variable swaps that synthetically convert a portion of our commercial loan portfolio from floating rates, based on LIBOR, to fixed rates. At September 30, 2017, the outstanding notional balance of active swaps that qualified as cash flow hedges on variable rate commercial loans was $13.7 billion, compared to active swaps of $16.7 billion at December 31, 2016.
In addition to the income recognized from active swaps, we recognize interest income from terminated swaps that were previously designated as cash flow hedges on variable rate commercial loans. Interest income from our commercial loan swaps decreased to $13 million during the third quarter of 2017, compared to $59 million during the third quarter of 2016 due primarily to an increase in LIBOR. As we manage our interest rate risk we may continue to purchase additional and/or terminate existing interest rate swaps.
Remaining swaps on commercial loans have maturities through 2022 and have an average maturity of 3.8 years at September 30, 2017. The weighted average rate on the receive-fixed rate leg of the commercial loan swap portfolio was 1.35%, and the weighted average rate on the pay-variable leg was 1.23%, at September 30, 2017.

First Nine Months of 2017
Net interest income was $4.3 billion during the first nine months of 2017, an increase of $324 million, or 8%, compared to the first nine months of 2016. Net interest margin for the first nine months of 2017 increased 14 basis points, to 3.13%, compared to the same period of 2016. The increase was driven by the same factors as discussed above for the third quarter of 2017. Specifically, average earning asset yields increased 23 basis points, driven by a 23 basis point increase in average LHFI yields, with notable increases in yield on average commercial loans, residential home equity products, guaranteed student loans, and consumer direct loans. In addition, yields on securities AFS increased 16 basis points due primarily to lower premium amortization. These increases were offset partially by higher rates paid on average interest-bearing liabilities.
Rates paid on average interest-bearing liabilities increased 12 basis points compared to the first nine months of 2016, driven primarily by the same factors that impacted the quarter-over-quarter increase. Compared to the first nine months of 2016, the average rate paid on interest-bearing deposits increased 10 basis points.
Average earning assets increased $6.6 billion, or 4%, compared to the first nine months of 2016, driven primarily by a $3.6 billion, or 3%, increase in average LHFI and a $3.0 billion, or 11%, increase in average securities AFS. The increase in average LHFI was driven by growth across all consumer loan portfolios as well as growth in commercial construction, C&I, and nonguaranteed residential mortgages. These increases were offset partially by declines in residential home equity products and CRE loans as paydowns exceeded new originations and draws. See the "Loans" section in this MD&A for additional discussion regarding loan activity.
Average interest-bearing liabilities increased $7.0 billion, or 6%, compared to the first nine months of 2016, due primarily to growth in consumer and commercial deposits as well as an increase in long-term debt. Average interest-bearing consumer and commercial deposits increased $5.7 billion, or 5%, compared to the first nine months of 2016, due primarily to growth in NOW account balances resulting from continued success in deepening client relationships. Average long-term debt increased $617 million, or 6%, compared to the first nine months of 2016, due primarily to the issuances of $1.0 billion of 3-year fixed rate senior notes, $300 million of 3-year floating rate senior notes and our second quarter issuance of $1.0 billion of 5-year fixed rate senior notes under our Global Bank Note program, partially offset by decreases in long-term FHLB advances. See the "Borrowings" section in this MD&A for additional information regarding long-term debt.

Foregone Interest
Foregone interest income from NPLs had an immaterial effect on net interest margin during the three and nine months ended September 30, 2017. Forgone interest income from NPLs reduced net interest margin by two basis points for both the three and nine months ended September 30, 2016. See additional discussion of our expectations of future credit quality in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A. In addition, Table 1 of this MD&A contains more detailed information concerning average balances, yields earned, and rates paid.

NONINTEREST INCOME
						Table 2
	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2017	2016	% Change [2]	2017	2016	% Change
Service charges on deposit accounts	$154	$162	(5)%	$453	$477	(5)%
Other charges and fees	92	93	(1)	291	290	—
Card fees	86	83	4	255	243	5
Investment banking income	166	147	13	480	372	29
Trading income	51	65	(22)	148	154	(4)
Trust and investment management income	79	80	(1)	229	230	—
Retail investment services	69	71	(3)	208	212	(2)
Mortgage production related income	61	118	(48)	170	288	(41)
Mortgage servicing related income	46	49	(6)	148	164	(10)
Commercial real estate related income [1]	17	8	NM	61	36	69
Net securities gains	—	—	—	1	4	(75)
Other noninterest income [1]	25	13	92	76	99	(23)
Total noninterest income	$846	$889	(5)%	$2,520	$2,569	(2)%
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

Noninterest income decreased $43 million, or 5%, compared to the third quarter of 2016 and decreased $49 million, or 2%, compared to the nine months ended September 30, 2016. The decrease compared to the third quarter of 2016 was driven by reduced mortgage-related income, partially offset by higher investment banking income. The decrease compared to the nine months ended September 30, 2016 was driven by lower mortgage-related income and other noninterest income as well as reduced service charges on deposit accounts, offset by higher capital markets and commercial real estate related income.
Client transaction-related-fees, which include service charges on deposit accounts, other charges and fees, and card fees, decreased $6 million, or 2%, compared to the third quarter of 2016 and decreased $11 million, or 1%, compared to the nine months ended September 30, 2016. These decreases were driven by our enhanced posting order process that was instituted during the fourth quarter of 2016.
Investment banking income increased $19 million, or 13%, compared to the third quarter of 2016 and increased $108 million, or 29%, compared to the nine months ended September 30, 2016. These increases were due to strong deal flow activity across most product categories, particularly equity offerings, mergers and acquisitions advisory, and syndicated finance.
Trading income decreased $14 million, or 22%, compared to the third quarter of 2016 and decreased $6 million, or 4%, compared to the nine months ended September 30, 2016. These decreases were driven by lower client trading activity and higher counterparty credit valuation reserves.
Mortgage production related income decreased $57 million, or 48%, compared to the third quarter of 2016 and decreased $118 million, or 41%, compared to the nine months ended September 30, 2016. These decreases were driven by lower gain on sale margins and lower production volume due to decreased refinancing activity. Mortgage application volume decreased 35% and closed loan volume decreased 27% compared to the third quarter of 2016. Mortgage application volume decreased 27% and closed loan volume decreased 13% compared to the nine months ended September 30, 2016.
Mortgage servicing related income decreased $3 million, or 6%, compared to the third quarter of 2016 and decreased $16 million, or 10%, compared to the nine months ended September 30, 2016. These decreases were due to lower net hedge performance and higher servicing asset decay, offset partially by higher servicing fees. The UPB of mortgage loans in the servicing portfolio was $165.3 billion at September 30, 2017, compared to $154.0 billion at September 30, 2016.
Commercial real estate related income increased $9 million compared to the third quarter of 2016 and increased $25 million, or 69%, compared to the nine months ended September 30, 2016. These increases were due to income generated from Pillar, which we acquired in December 2016, offset partially by lower structured real estate revenue.
Other noninterest income increased $12 million, or 92%, compared to the third quarter of 2016 and decreased $23 million, or 23%, compared to the nine months ended September 30, 2016. The increase compared to the third quarter of 2016 was due primarily to certain asset impairment charges recognized in the third quarter of 2016. The decrease compared to the nine months ended September 30, 2016 was driven primarily by $44 million of net asset-related gains we benefited from in the second quarter of 2016, offset largely by a $24 million increase in net gains recognized on the sale of leases and commercial LHFS during the first nine months of 2017.

NONINTEREST EXPENSE
						Table 3
	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2017	2016	% Change [1]	2017	2016	% Change
Employee compensation	$725	$687	6%	$2,152	$1,994	8%
Employee benefits	81	86	(6)	302	315	(4)
Total personnel expenses	806	773	4	2,454	2,309	6
Outside processing and software	203	225	(10)	612	626	(2)
Net occupancy expense	94	93	1	280	256	9
Regulatory assessments	47	47	—	143	127	13
Marketing and customer development	45	38	18	129	120	8
Equipment expense	40	44	(9)	123	126	(2)
Amortization	22	14	57	49	35	40
Operating (gains)/losses	(34)	35	NM	17	85	(80)
Other noninterest expense	168	140	20	436	388	12
Total noninterest expense	$1,391	$1,409	(1%)	$4,243	$4,072	4%
1 “NM” - Not meaningful. Those changes over 100 percent were not considered to be meaningful.

Noninterest expense decreased $18 million, or 1%, compared to the third quarter of 2016 and increased $171 million, or 4%, compared to the nine months ended September 30, 2016. The decrease compared to the third quarter of 2016 was driven by the favorable resolution of several legal matters during the current quarter as well as reduced outside processing and software expense, offset partially by higher employee compensation and higher other noninterest expense. The increase compared to the nine months ended September 30, 2016 was driven largely by higher employee compensation (as a result of improved business performance and the acquisition of Pillar), together with increases in net occupancy expense, other noninterest expense, and regulatory assessments, offset partially by the aforementioned favorable resolution of several legal matters and lower outside processing and software expense.
Personnel expenses increased $33 million, or 4%, compared to the third quarter of 2016 and increased $145 million, or 6%, compared to the nine months ended September 30, 2016. These increases were due primarily to higher employee compensation costs associated with improved revenue growth as well as the incremental compensation costs associated with the Pillar acquisition in December 2016.
Outside processing and software expense decreased $22 million, or 10%, compared to the third quarter of 2016 and decreased $14 million, or 2%, compared to the nine months ended September 30, 2016. These decreases were due primarily to lower transaction volume, efficiencies generated with third party providers, and insourcing of certain activities, partially offset by higher software related investments.
Net occupancy expense increased $24 million, or 9%, compared to the nine months ended September 30, 2016 in response to reduced amortized gains from prior sale leaseback transactions.
Regulatory assessments expense increased $16 million, or 13%, compared to the nine months ended September 30, 2016.

This increase was driven by the FDIC surcharge on large banks that became effective in the third quarter of 2016, and a larger assessment base attributable to balance sheet growth.
Marketing and customer development expense increased $7 million, or 18%, compared to the third quarter of 2016 and increased $9 million, or 8%, compared to the nine months ended September 30, 2016. These increases were driven by increased sponsorship costs together with variability in advertising and client development costs.
Amortization expense increased $8 million, or 57%, compared to the third quarter of 2016 and increased $14 million, or 40%, compared to the nine months ended September 30, 2016. These increases were driven by an increase in our community development investments, which are amortized over the life of the related tax credits that these investments generate. See the "Community Development Investments" section of Note 8, "Certain Transfers of Financial Assets and Variable Interest Entities," to the Consolidated Financial Statements in this Form 10-Q for additional information regarding these investments.
Operating losses decreased $69 million compared to the third quarter of 2016, resulting in a $34 million operating gain for the current quarter. Compared to the nine months ended September 30, 2016, operating losses decreased $68 million, or 80%. These decreases were driven by the favorable resolution of several legal matters, which aggregated to $58 million, during the current quarter.
Other noninterest expense increased $28 million, or 20%, compared to the third quarter of 2016 and increased $48 million, or 12%, compared to the nine months ended September 30, 2016. These increases were due primarily to higher severance costs and software-related writedowns recognized in the current quarter associated with ongoing efficiency initiatives.

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

The composition of our loan portfolio is presented in Table 4:

Loan Portfolio by Types of Loans		Table 4
(Dollars in millions)	September 30, 2017	December 31, 2016
Commercial loans:
C&I [1]	$67,758	$69,213
CRE	5,238	4,996
Commercial construction	3,964	4,015
Total commercial loans	76,960	78,224
Residential loans:
Residential mortgages - guaranteed	497	537
Residential mortgages - nonguaranteed [2]	27,041	26,137
Residential home equity products	10,865	11,912
Residential construction	327	404
Total residential loans	38,730	38,990
Consumer loans:
Guaranteed student	6,559	6,167
Other direct	8,597	7,771
Indirect	11,952	10,736
Credit cards	1,466	1,410
Total consumer loans	28,574	26,084
LHFI	$144,264	$143,298
LHFS [3]	$2,835	$4,169
1 Includes $3.5 billion and $3.7 billion of lease financing and $764 million and $729 million of installment loans at September 30, 2017 and December 31, 2016, respectively.
2 Includes $206 million and $222 million of LHFI measured at fair value at September 30, 2017 and December 31, 2016, respectively.
3 Includes $2.3 billion and $3.5 billion of LHFS measured at fair value at September 30, 2017 and December 31, 2016, respectively.

Table 5 presents our LHFI portfolio by geography (based on the U.S. Census Bureau's classifications of U.S. regions):

								Table 5
	September 30, 2017
	Commercial		Residential		Consumer		Total LHFI
(Dollars in millions)	Balance	% of Total Commercial	Balance	% of Total Residential	Balance	% of Total Consumer	Balance	% of Total LHFI
South region:
Florida	$12,953	17%	$9,212	24%	$4,247	15%	$26,412	18%
Georgia	10,148	13	5,905	15	2,500	9	18,553	13
Virginia	6,425	8	5,817	15	1,757	6	13,999	10
Maryland	4,058	5	4,601	12	1,459	5	10,118	7
North Carolina	4,582	6	3,517	9	1,830	6	9,929	7
Texas	3,718	5	550	1	3,508	12	7,776	5
Tennessee	4,305	6	1,929	5	1,056	4	7,290	5
South Carolina	1,209	2	1,692	4	690	2	3,591	2
District of Columbia	1,488	2	895	2	106	—	2,489	2
Other Southern states	3,537	5	654	2	1,697	6	5,888	4
Total South region	52,423	68	34,772	90	18,850	66	106,045	74
Northeast region:
New York	4,933	6	116	—	999	3	6,048	4
Pennsylvania	1,497	2	108	—	1,085	4	2,690	2
New Jersey	1,460	2	128	—	557	2	2,145	1
Other Northeastern states	2,702	4	213	1	663	2	3,578	2
Total Northeast region	10,592	14	565	1	3,304	12	14,461	10
West region:
California	4,510	6	1,973	5	1,334	5	7,817	5
Other Western states	2,474	3	871	2	1,333	5	4,678	3
Total West region	6,984	9	2,844	7	2,667	9	12,495	9
Midwest region:
Illinois	1,687	2	227	1	665	2	2,579	2
Ohio	744	1	37	—	632	2	1,413	1
Other Midwestern states	3,073	4	285	1	2,381	8	5,739	4
Total Midwest region	5,504	7	549	1	3,678	13	9,731	7
Foreign loans	1,457	2	—	—	75	—	1,532	1
Total	$76,960	100%	$38,730	100%	$28,574	100%	$144,264	100%

	December 31, 2016
	Commercial		Residential		Consumer		Total LHFI
(Dollars in millions)	Balance	% of Total Commercial	Balance	% of Total Residential	Balance	% of Total Consumer	Balance	% of Total LHFI
South region:
Florida	$13,143	17%	$9,416	24%	$4,071	16%	$26,630	19%
Georgia	9,991	13	5,909	15	2,215	8	18,115	13
Virginia	6,727	9	5,924	15	1,614	6	14,265	10
Maryland	4,100	5	4,536	12	1,377	5	10,013	7
North Carolina	4,211	5	3,509	9	1,645	6	9,365	7
Tennessee	4,631	6	2,003	5	989	4	7,623	5
Texas	3,794	5	485	1	2,995	11	7,274	5
South Carolina	1,707	2	1,723	4	599	2	4,029	3
District of Columbia	1,330	2	874	2	102	—	2,306	2
Other Southern states	3,884	5	583	1	1,547	6	6,014	4
Total South region	53,518	68	34,962	90	17,154	66	105,634	74
Northeast region:
New York	4,906	6	127	—	917	4	5,950	4
Pennsylvania	1,534	2	108	—	981	4	2,623	2
New Jersey	1,353	2	133	—	504	2	1,990	1
Other Northeastern states	2,856	4	216	1	625	2	3,697	3
Total Northeast region	10,649	14	584	1	3,027	12	14,260	10
West region:
California	4,137	5	2,069	5	1,269	5	7,475	5
Other Western states	2,384	3	845	2	1,232	5	4,461	3
Total West region	6,521	8	2,914	7	2,501	10	11,936	8
Midwest region:
Illinois	1,614	2	213	1	559	2	2,386	2
Ohio	638	1	41	—	581	2	1,260	1
Other Midwestern states	3,157	4	276	1	2,193	8	5,626	4
Total Midwest region	5,409	7	530	1	3,333	13	9,272	6
Foreign loans	2,127	3	—	—	69	—	2,196	2
Total	$78,224	100%	$38,990	100%	$26,084	100%	$143,298	100%

Loans Held for Investment
LHFI totaled $144.3 billion at September 30, 2017, an increase of $966 million, or 1%, from December 31, 2016, driven by growth in consumer loans, nonguaranteed residential mortgages, and CRE loans, offset partially by decreases in C&I loans and residential home equity products.
Average LHFI during the third quarter of 2017 totaled $144.7 billion, up $266 million compared to the prior quarter, driven by growth in consumer loans, commercial construction loans, and nonguaranteed residential mortgages. These increases were offset partially by declines in residential home equity products and CRE loans. See the "Net Interest Income/Margin" section of this MD&A for more information regarding average loan balances.
Commercial loans decreased $1.3 billion, or 2%, during the first nine months of 2017 compared to December 31, 2016. This decrease was due to a $1.5 billion, or 2%, decline in C&I loans driven by elevated paydowns and lower revolver utilization. The decrease in C&I loans was offset partially by a $242 million, or 5%, increase in CRE loans due to organic loan production and draws on existing commitments.
Residential loans decreased $260 million, or 1%, compared to December 31, 2016, driven largely by a $1.0 billion, or 9%, decrease in residential home equity products as payoffs and paydowns exceeded new originations and draws during the first nine months of 2017. The decrease in residential home equity products was offset largely by a $904 million, or 3%, increase in nonguaranteed residential mortgages.
At September 30, 2017, 40% of our residential home equity products were in a first lien position and 60% were in a junior lien position. For residential home equity products in a junior lien position, we own or service 31% of the loans that are senior to the home equity product. Approximately 11% of the home equity line portfolio is due to convert to amortizing term loans by the end of 2017 and an additional 14% enter the conversion phase over the following three years.
We perform credit management activities to limit our loss exposure on home equity accounts. These activities may result in the suspension of available credit and curtailment of available draws of most home equity junior lien accounts when the first lien position is delinquent, including when the junior lien is still current. We monitor the delinquency status of first mortgages serviced by other parties and actively monitor refreshed credit bureau scores of borrowers with junior liens, as these scores are highly sensitive to first lien mortgage delinquency. The average borrower FICO score related to loans in our home equity portfolio was approximately 770 and 765, and the average outstanding loan size was approximately $45,000 and $46,000 at September 30, 2017 and December 31, 2016, respectively. The loss severity on home equity junior lien accounts that incurred charge-offs was approximately 72% and 74% at September 30, 2017 and December 31, 2016, respectively.
Consumer loans increased $2.5 billion, or 10%, during the first nine months of 2017, driven by growth across all consumer loan categories as our consumer lending initiatives continue to be well received by our clients. Specifically, indirect loans increased $1.2 billion, or 11%, other direct loans increased $826 million, or 11%, and guaranteed student loans increased $392 million, or 6%.

Loans Held for Sale
LHFS decreased $1.3 billion, or 32%, during the first nine months of 2017, as loan sales exceeded conventional mortgage production into LHFS.
Asset Quality
Our asset quality metrics remained very strong during the third quarter and first nine months of 2017, driven by economic growth, improved residential housing markets, and significant progress in working through problem energy-related exposures, which is evidenced by our modest net charge-off and NPL ratios. These levels reflect the relative strength of our LHFI portfolio in response to proactive steps we have taken over the past several years to de-risk, diversify, and improve the quality of our loan portfolio. Our current quarter financial results were impacted by recent hurricanes, which caused the slight increase in the ALLL to period-end LHFI ratio compared to the prior quarter as well as the sequential quarter increase in the provision for credit losses. See the “Allowance for Credit Losses” section of this MD&A for additional information regarding our ALLL and provision for credit losses.
NPAs decreased $127 million, or 14%, compared to December 31, 2016, driven primarily by the continued resolution of problem energy-related exposures. At September 30, 2017, the ratio of NPLs to period-end LHFI was 0.48%, a decrease of 11 basis points compared to December 31, 2016.
Net charge-offs were $78 million during the third quarter of 2017, compared to $70 million during the prior quarter and $126 million during the third quarter of 2016. The net charge-off ratio was 0.21% for the third quarter of 2017, compared to 0.20% for the prior quarter and 0.35% for the third quarter of 2016. The decrease in net charge-offs compared to the prior year quarter was driven primarily by overall asset quality improvements and lower net charge-offs associated with energy-related exposures, offset partially by higher net charge-offs associated with consumer loans. For the first nine months of 2017 and 2016, net charge-offs were $261 million and $347 million, and the net charge-off ratio was 0.24% and 0.33%, respectively.
Early stage delinquencies were 0.71%, 0.66%, and 0.72% of total loans at September 30, 2017, June 30, 2017, and December 31, 2016, respectively. Early stage delinquencies, excluding government-guaranteed loans, were 0.29%, 0.22%, and 0.27% at September 30, 2017, June 30, 2017, and December 31, 2016, respectively. The increases in early stage delinquencies described above resulted primarily from impacts associated with the recent hurricanes.
As it relates to hurricane impacts, we expect a modest increase in delinquencies and charge-offs over the next several quarters, driven primarily by the residential and consumer loan portfolios. We believe that losses from the recent hurricanes are very manageable in the context of the overall Company, given the strength and diversity of our LHFI portfolio. Overall, we expect to operate within a net charge-off ratio of between 25 and 35 basis points over the near term. We also continue to forecast a provision for loan losses that generally approximates net charge-offs.

ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the reserve for unfunded commitments. A rollforward of our allowance for credit losses and summarized credit loss experience is shown in Table 6. See Note 1, "Significant Accounting Policies," and the "Critical Accounting Policies"

MD&A section of our 2016 Annual Report on Form 10-K, as well as Note 6, "Allowance for Credit Losses," to the Consolidated Financial Statements in this Form 10-Q for further information regarding our ALLL accounting policy, determination, and allocation.

Summary of Credit Losses Experience						Table 6
	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2017	2016	% Change [4]	2017	2016	% Change [4]
Allowance for Credit Losses
Balance - beginning of period	$1,803	$1,840	(2)%	$1,776	$1,815	(2)%
Provision for unfunded commitments	1	2	(50)	6	5	20
Provision/(benefit) for loan losses:
Commercial loans	5	81	(94)	89	293	(70)
Residential loans	29	(36)	NM	33	(72)	NM
Consumer loans	85	50	70	202	117	73
Total provision for loan losses	119	95	25	324	338	(4)
Charge-offs:
Commercial loans	(33)	(78)	(58)	(122)	(209)	(42)
Residential loans	(23)	(28)	(18)	(78)	(102)	(24)
Consumer loans	(53)	(44)	20	(157)	(117)	34
Total charge-offs	(109)	(150)	(27)	(357)	(428)	(17)
Recoveries:
Commercial loans	11	7	57	32	26	23
Residential loans	8	7	14	27	22	23
Consumer loans	12	10	20	37	33	12
Total recoveries	31	24	29	96	81	19
Net charge-offs	(78)	(126)	(38)	(261)	(347)	(25)
Balance - end of period	$1,845	$1,811	2%	$1,845	$1,811	2%
Components:
ALLL				$1,772	$1,743	2%
Unfunded commitments reserve [1]				73	68	7
Allowance for credit losses				$1,845	$1,811	2%
Average LHFI	$144,706	$142,257	2%	$144,276	$140,628	3%
Period-end LHFI outstanding				144,264	141,532	2
Ratios:
ALLL to period-end LHFI [2]				1.23%	1.23%	—%
ALLL to NPLs [3]				2.55x	1.84x	39
Net charge-offs to total average LHFI (annualized)	0.21%	0.35%	(40)	0.24%	0.33%	(27)
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.
2 $206 million and $234 million of LHFI measured at fair value at September 30, 2017 and 2016, respectively, were excluded from period-end LHFI in the calculation, as no allowance is recorded for loans measured at fair value. We believe that this presentation more appropriately reflects the relationship between the ALLL and loans that attract an allowance.
3 $3 million and $2 million of NPLs measured at fair value at September 30, 2017 and 2016, respectively, were excluded from NPLs in the calculation, as no allowance is recorded for NPLs measured at fair value. We believe that this presentation more appropriately reflects the relationship between the ALLL and NPLs that attract an allowance.
4 "NM" - Not meaningful. Those changes over 100 percent were not considered to be meaningful.

Provision for Credit Losses
The total provision for credit losses includes the provision/(benefit) for loan losses and the provision/(benefit) for unfunded commitments. The provision for loan losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. For the third quarter of 2017, the total provision for loan losses increased $24 million compared to the third quarter of 2016, entirely due to losses incurred from the recent hurricanes, which were largely offset by lower net charge-offs associated with energy-related exposures. For the first nine months of 2017, the total provision for loan losses decreased $14 million compared to the same period in 2016, driven primarily by lower net charge-offs associated with energy-related exposures, offset partially by the aforementioned losses from recent hurricanes as well as higher net charge-offs associated with the consumer loan portfolio.
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

Allowance for Loan and Lease Losses

ALLL by Loan Segment		Table 7
(Dollars in millions)	September 30, 2017	December 31, 2016
ALLL:
Commercial loans	$1,123	$1,124
Residential loans	351	369
Consumer loans	298	216
Total	$1,772	$1,709
Segment ALLL as a % of total ALLL:
Commercial loans	63%	66%
Residential loans	20	21
Consumer loans	17	13
Total	100%	100%
Segment LHFI as a % of total LHFI:
Commercial loans	53%	55%
Residential loans	27	27
Consumer loans	20	18
Total	100%	100%

The ALLL increased $63 million, or 4%, from December 31, 2016, to $1.8 billion at September 30, 2017. The increase was due primarily to losses incurred from recent hurricanes and higher reserves associated with consumer loans, offset partially by lower reserves associated with residential loans. The ALLL to period-end LHFI ratio (excluding loans measured at fair value) increased four basis points from December 31, 2016, to 1.23% at September 30, 2017. The ratio of the ALLL to NPLs (excluding NPLs measured at fair value) increased to 2.55x at September 30, 2017, compared to 2.03x at December 31, 2016, reflecting a decrease in NPLs due primarily to the continued resolution of problem energy-related exposures and lower inflows of new residential NPLs as well as an increase in the ALLL.

NONPERFORMING ASSETS

Table 8 presents our NPAs:

			Table 8
(Dollars in millions)	September 30, 2017	December 31, 2016	% Change [3]
Nonaccrual/NPLs:
Commercial loans:
C&I	$292	$390	(25)%
CRE	5	7	(29)
Commercial construction	1	17	(94)
Total commercial NPLs	298	414	(28)
Residential loans:
Residential mortgages - nonguaranteed	161	177	(9)
Residential home equity products	214	235	(9)
Residential construction	11	12	(8)
Total residential NPLs	386	424	(9)
Consumer loans:
Other direct	6	6	—
Indirect	7	1	NM
Total consumer NPLs	13	7	86
Total nonaccrual/NPLs [1]	$697	$845	(18)%
OREO [2]	$57	$60	(5)%
Other repossessed assets	7	14	(50)
Nonperforming LHFS	31	—	NM
Total NPAs	$792	$919	(14)%
Accruing LHFI past due 90 days or more	$1,343	$1,288	4%
Accruing LHFS past due 90 days or more	—	1	(100)
TDRs:
Accruing restructured loans	$2,501	$2,535	(1)%
Nonaccruing restructured loans [1]	304	306	(1)
Ratios:
NPLs to period-end LHFI	0.48%	0.59%	(19)%
NPAs to period-end LHFI, nonperforming LHFS, OREO, and other repossessed assets	0.55	0.64	(14)
1 Nonaccruing restructured loans are included in total nonaccrual/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or guaranteed by the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets in the Consolidated Balance Sheets until the property is conveyed and the funds are received. The receivable related to proceeds due from the FHA or the VA totaled $50 million at both September 30, 2017 and December 31, 2016, respectively.
3 "NM" - not meaningful. Those changes over 100 percent were not considered to be meaningful.

Problem loans or loans with potential weaknesses, such as nonaccrual loans, loans over 90 days past due and still accruing, and TDR loans, are disclosed in the NPA table above. Loans with known potential credit problems that may not otherwise be disclosed in this table include accruing criticized commercial loans, which are disclosed along with additional credit quality information in Note 5, “Loans,” to the Consolidated Financial Statements in this Form 10-Q. At September 30, 2017 and December 31, 2016, there were no known significant potential problem loans that are not otherwise disclosed. See the "Critical Accounting Policies" section of our 2016 Annual Report on Form 10-K for additional information regarding our policy on loans classified as nonaccrual.
NPAs decreased $127 million, or 14%, during the first nine months of 2017, and the ratio of NPLs to period-end LHFI was 0.48% at September 30, 2017, down 11 basis points from

December 31, 2016. These declines were driven primarily by continued improvements in the energy and residential portfolios.
Nonperforming Loans
NPLs at September 30, 2017 totaled $697 million, a decrease of $148 million, or 18%, from December 31, 2016, driven primarily by a decline in commercial NPLs.
Commercial NPLs decreased $116 million, or 28%, driven by a $98 million, or 25%, reduction in C&I NPLs due to paydowns, sales, and the return to accrual status of certain energy-related NPLs during the first nine months of 2017. Additionally, commercial construction NPLs decreased $16 million, or 94%, due to the sale of an NPL in the third quarter of 2017.
Residential NPLs decreased $38 million, or 9%, from December 31, 2016, due primarily to continued improvements in the residential portfolio resulting in lower inflows of new residential NPLs. Consumer NPLs increased $6 million, or 86%, from December 31, 2016, driven by an increase in consumer indirect NPLs.
Interest income on consumer and residential nonaccrual loans, if received, is recognized on a cash basis. Interest income on commercial nonaccrual loans is not generally recognized until after the principal amount has been reduced to zero. We recognized $11 million and $4 million of interest income related to nonaccrual loans (which includes out-of-period interest for certain commercial nonaccrual loans) during the third quarter of 2017 and 2016, and $24 million and $13 million during the first nine months of 2017 and 2016, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $11 million and $13 million would have been recognized during the third quarter of 2017 and 2016, and $33 million and $35 million during the first nine months of 2017 and 2016, respectively.

Other Nonperforming Assets
OREO decreased $3 million, or 5%, during the first nine months of 2017 to $57 million at September 30, 2017. Sales of OREO resulted in proceeds of $46 million during both the first nine months of 2017 and 2016, resulting in net gains of $8 million for both periods, inclusive of valuation reserves.
Most of our OREO properties are located in Florida, Georgia, Maryland, and Virginia. Residential and commercial real estate properties comprised 88% and 7%, respectively, of the $57 million in total OREO at September 30, 2017, with the remainder related to land. Upon foreclosure, the values of these properties were re-evaluated and, if necessary, written down to their then-current estimated fair value less estimated costs to sell. Any further decreases in property values could result in additional losses as they are regularly revalued. See the "Non-recurring Fair Value Measurements" section within Note 14, "Fair Value Election and Measurement," to the Consolidated Financial Statements in this Form 10-Q for additional information.
Gains and losses on the sale of OREO are recorded in other noninterest expense in the Consolidated Statements of Income. Sales of OREO and the related gains or losses are highly dependent on our disposition strategy. We are actively managing and disposing of these foreclosed assets to minimize future losses and to maintain compliance with regulatory requirements.
Accruing loans past due 90 days or more included LHFI and LHFS, and totaled $1.3 billion at both September 30, 2017 and December 31, 2016. Of these, 97% were government-guaranteed at both September 30, 2017 and December 31, 2016. Accruing LHFI past due 90 days or more increased $55 million, or 4%, during the first nine months of 2017, driven by a $91 million increase in guaranteed student loans, offset partially by a $41 million decrease in guaranteed residential mortgages.

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
Nonaccruing loans that are modified and demonstrate a sustainable history of repayment performance in accordance with their modified terms, typically six months, are usually reclassified to accruing TDR status. Generally, once a residential loan becomes a TDR, we expect that the loan will continue to be reported as a TDR for its remaining life, even after returning to accruing status (unless the modified rates and terms at the time of modification were available in the market at the time of the modification, or if the loan is subsequently remodified at market rates). Some restructurings may not ultimately result in the complete collection of principal and interest (as modified by the terms of the restructuring), culminating in default, which could result in additional incremental losses. These potential incremental losses are factored into our ALLL estimate. The level of re-defaults will likely be affected by future economic conditions. See Note 5, “Loans,” to the Consolidated Financial Statements in this Form 10-Q for additional information.

Table 9 presents our recorded investment of residential TDRs by payment status. Guaranteed residential loans that have been repurchased from Ginnie Mae under an early buyout clause and subsequently modified have been excluded from the table. Such loans totaled approximately $60 million and $53 million at September 30, 2017 and December 31, 2016, respectively.

Residential TDR Data						Table 9
	September 30, 2017
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent [1]	Total	Current	Delinquent [1]	Total
Residential mortgages - nonguaranteed	$1,419	$34	$1,453	$15	$67	$82
Residential home equity products	720	26	746	100	39	139
Residential construction	99	1	100	—	5	5
Total residential TDRs	$2,238	$61	$2,299	$115	$111	$226

	December 31, 2016
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent [1]	Total	Current	Delinquent [1]	Total
Residential mortgages - nonguaranteed	$1,527	$36	$1,563	$12	$73	$85
Residential home equity products	628	23	651	108	36	144
Residential construction	110	1	111	—	4	4
Total residential TDRs	$2,265	$60	$2,325	$120	$113	$233
1 TDRs considered delinquent for purposes of this table were those at least thirty days past due.

At September 30, 2017, our total TDR portfolio was $2.8 billion and was comprised of $2.5 billion, or 90%, of residential loans (predominantly first and second lien residential mortgages and home equity lines of credit), $182 million, or 6%, of consumer loans, and $98 million, or 4%, of commercial loans. Total TDRs decreased $36 million from December 31, 2016, driven by a $34 million, or 1%, reduction in accruing TDRs during the first nine months of 2017 due primarily to paydowns and payoffs in the residential portfolio. Nonaccruing TDRs decreased $2 million, or 1%, from December 31, 2016.
Generally, interest income on restructured loans that have met sustained performance criteria and returned to accruing status is recognized according to the terms of the restructuring. Such interest income recognized was $27 million and $28 million for the third quarter of 2017 and 2016, and $81 million and $84 million for the first nine months of 2017 and 2016, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $32 million and $34 million for the third quarter of 2017 and 2016, and $98 million and $105 million for the first nine months of 2017 and 2016, respectively, would have been recognized.

SELECTED FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE
The following is a discussion of the more significant financial assets and financial liabilities that are measured at fair value on the Consolidated Balance Sheets at September 30, 2017 and December 31, 2016. For a complete discussion of our financial instruments measured at fair value and the methodologies used to estimate the fair values of our financial instruments, see Note 14, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.

Trading Assets and Liabilities and Derivative Instruments
Trading assets and derivative instruments increased $251 million, or 4%, compared to December 31, 2016. This increase was due primarily to increases in trading loans and CP, offset largely by decreases in federal agency securities, U.S. Treasury securities, and municipal securities. These changes were driven by normal activity in the trading portfolio product mix as we manage our business and continue to meet our clients' needs. Trading liabilities and derivative instruments decreased $67 million, or 5%, compared to December 31, 2016, due primarily to decreases in U.S. Treasury securities and net derivative instruments, offset partially by an increase in corporate and other debt securities. For composition and valuation assumptions related to our trading products, as well as additional information on our derivative instruments, see Note 3, “Trading Assets and Liabilities and Derivative Instruments,” Note 13, “Derivative Financial Instruments,” and the “Trading Assets and Derivative Instruments and Securities Available for Sale” section of Note 14, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q. Also, for a discussion of market risk associated with our trading activities, refer to the “Market Risk Management—Market Risk from Trading Activities” section of this MD&A.

Securities Available for Sale
				Table 10
	September 30, 2017
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$4,300	$9	$48	$4,261
Federal agency securities	266	5	1	270
U.S. states and political subdivisions	558	9	4	563
MBS - agency	24,860	287	167	24,980
MBS - non-agency residential	59	4	1	62
MBS - non-agency commercial	747	6	3	750
ABS	6	2	—	8
Corporate and other debt securities	33	—	—	33
Other equity securities [1]	518	1	2	517
Total securities AFS	$31,347	$323	$226	$31,444
1 At September 30, 2017, the fair value of other equity securities was comprised of the following: $68 million of FHLB of Atlanta stock, $403 million of Federal Reserve Bank of Atlanta stock, $41 million of mutual fund investments, and $5 million of other.

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

The securities AFS portfolio is managed as part of our overall liquidity management and ALM process to optimize income and portfolio value over an entire interest rate cycle while mitigating the associated risks. Changes in the size and composition of the portfolio reflect our efforts to maintain a high quality, liquid portfolio, while managing our interest rate risk profile. The amortized cost of the portfolio increased $618 million during the nine months ended September 30, 2017, due primarily to increased holdings of agency MBS, non-agency commercial MBS, and municipal securities, offset largely by a decline in U.S. Treasury securities and a reduction in other equity securities due to decreased holdings of FHLB of Atlanta stock and mutual fund investments. The fair value of the securities AFS portfolio increased $772 million compared to December 31, 2016, due primarily to the aforementioned changes in the portfolio mix and a $154 million increase in net unrealized gains. At September 30, 2017, the overall securities AFS portfolio was in a $97 million net unrealized gain position, compared to a net unrealized loss position of $57 million at December 31, 2016.
Net realized gains related to the sale of securities AFS were immaterial for the nine months ended September 30, 2017 and $4 million for the nine months ended September 30, 2016. There were no OTTI losses recognized in earnings for the nine months ended September 30, 2017 and 2016. For additional information on our accounting policies, composition, and valuation assumptions related to the securities AFS portfolio, see Note 1, "Significant Accounting Policies," to our 2016 Annual Report on Form 10-K, as well as Note 4, "Securities Available for Sale," and the “Trading Assets and Derivative Instruments and Securities Available for Sale” section of Note 14, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.
For the three months ended September 30, 2017, the average yield on the securities AFS portfolio was 2.50%, compared to 2.22% for the three months ended September 30, 2016. For the nine months ended September 30, 2017, the average yield on the securities AFS portfolio was 2.46%, compared to 2.30% for the nine months ended September 30, 2016. The increases in average yield were due primarily to shifts in portfolio mix, lower MBS premium amortization, and higher benchmark interest rates in the current periods. See additional discussion related to average yields on securities AFS in the "Net Interest Income/Margin" section of this MD&A.
The securities AFS portfolio had an effective duration of 4.4 years at September 30, 2017 compared to 4.6 years at December 31, 2016. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in market interest rates, taking into consideration embedded options. An effective duration of 4.4 years suggests an expected price change of approximately 4.4% for a 100 basis point instantaneous and parallel change in market interest rates.
The credit quality and liquidity profile of the securities AFS portfolio remained strong at September 30, 2017 and, consequently, we believe that we have the flexibility to respond to changes in the economic environment and take actions as opportunities arise to manage our interest rate risk profile and balance liquidity risk against investment returns. Over the longer term, the size and composition of the securities AFS portfolio will reflect balance sheet trends, our overall liquidity objectives, and interest rate risk management objectives. Accordingly, the size and composition of the securities AFS portfolio could change over time.
Federal Home Loan Bank and Federal Reserve Bank Stock
We previously acquired capital stock in the FHLB of Atlanta as a precondition for becoming a member of that institution. As a member, we are able to take advantage of competitively priced advances as a wholesale funding source and to access grants and low-cost loans for affordable housing and community development projects, among other benefits. At September 30, 2017, we held a total of $68 million of capital stock in the FHLB of Atlanta, a decrease of $64 million compared to December 31, 2016 due to a decline in long-term FHLB advances over the same period. See additional information regarding changes in our long-term debt in the "Borrowings" section of this MD&A. For the three and nine months ended September 30, 2017 and 2016, we recognized an immaterial amount of dividends related to FHLB capital stock.
Similarly, to remain a member of the Federal Reserve System, we are required to hold a certain amount of capital stock, determined as either a percentage of the Bank’s capital or as a percentage of total deposit liabilities. At September 30, 2017, we held $403 million of Federal Reserve Bank of Atlanta stock, an increase of $1 million compared to December 31, 2016. For the three and nine months ended September 30, 2017, we recognized dividends related to Federal Reserve Bank of Atlanta stock of $2 million and $7 million, respectively, compared to $2 million and $5 million for the three and nine months ended September 30, 2016, respectively.

BORROWINGS

Short-Term Borrowings
Our short-term borrowings at September 30, 2017 increased $685 million, or 14%, from December 31, 2016, driven by a $1.0 billion increase in funds purchased, offset partially by decreases of $211 million and $106 million in securities sold under agreements to repurchase and other short-term borrowings, respectively. The decrease in other short-term borrowings was due primarily to a $127 million decrease in master notes outstanding.

Long-Term Debt
During the nine months ended September 30, 2017, our long-term debt decreased by $468 million, or 4%. This decrease was driven by $1.5 billion of FHLB advance terminations, $850 million of senior note maturities, and $188 million of subordinated note maturities in the first quarter of 2017, as well as $451 million of senior note maturities in the third quarter of 2017. Largely offsetting these reductions were our issuances of $1.0 billion of 3-year fixed rate senior notes, $300 million of 3-year floating rate senior notes, and $1.0 billion of 5-year fixed rate senior notes under our Global Bank Note program, as well as an increase in direct finance leases of $220 million during the nine months ended September 30, 2017. These issuances allowed us to supplement our funding sources at favorable borrowing rates and pay down maturing borrowings.

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
The OCC, the FRB, and the FDIC recently issued two NPRs in an effort to simplify certain aspects of the capital rules. In August 2017, a Transitions NPR was issued, which would extend certain transition provisions currently in the capital rules for banks with less than $250 billion in total consolidated assets. In September 2017, a Simplifications NPR was issued, which would apply a simpler treatment for certain exposures and capital calculations for banks with less than $250 billion in total consolidated assets. The Simplifications NPR also includes certain clarifications and technical amendments to the capital rules.
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

Regulatory Capital Metrics [1]		Table 11
(Dollars in millions)	September 30, 2017	December 31, 2016
Regulatory capital:
CET1	$17,025	$16,953
Tier 1 capital	19,009	18,186
Total capital	22,459	21,685
Assets:
RWA	$176,931	$176,825
Average total assets for leverage ratio	200,090	197,272
Risk-based ratios:
CET1	9.62%	9.59%
CET1 - fully phased-in [2]	9.48	9.43
Tier 1 capital	10.74	10.28
Total capital	12.69	12.26
Leverage	9.50	9.22
Total shareholders’ equity to assets	11.78	11.53
1 We calculated these measures based on the methodology specified by our primary regulator, which may differ from the calculations used by other financial services companies that present similar metrics.
2 The CET1 ratio on a fully phased-in basis at September 30, 2017 is estimated. See Table 20, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for a reconciliation of our transitional CET1 ratio to our fully phased-in, estimated CET1 ratio.

All of our capital ratios increased compared to December 31, 2016, driven primarily by growth in retained earnings, offset partially by an increase in treasury stock and a slight increase in RWA due to increased on- and off-balance sheet exposures. In addition, the Tier 1 capital and Total capital ratios were both favorably impacted by our Series G preferred stock issuance in May 2017, detailed in the "Capital Actions" section below. At

September 30, 2017, our capital ratios were well above current regulatory requirements.
Our estimate of the fully phased-in CET1 ratio of 9.48% at September 30, 2017 considers a 250% risk-weighting for MSRs, which is the primary driver for the difference in the transitional CET1 ratio compared to the estimated fully phased-in ratio at September 30, 2017. Our estimated fully phased-in ratio is in excess of the 4.5% minimum CET1 ratio, and is also in excess of the 7.0% limit that includes the minimum level of 4.5% plus the 2.5% fully phased-in CCB. See Table 20, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for a reconciliation of our fully phased-in CET1 ratio. Also see Note 13, "Capital," to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K for additional information regarding our regulatory capital adequacy requirements and metrics.

Capital Actions
We declared and paid common dividends of $443 million, or $0.92 per common share, during the nine months ended September 30, 2017, compared to $370 million, or $0.74 per common share, during the nine months ended September 30, 2016. Additionally, we declared dividends on our preferred stock of $65 million and $49 million during the nine months ended September 30, 2017 and 2016, respectively.
Various regulations administered by federal and state bank regulatory authorities restrict the Bank's ability to distribute its retained earnings. At September 30, 2017 and December 31, 2016, the Bank's capacity to pay cash dividends to the Parent Company under these regulations totaled approximately $2.1 billion and $2.5 billion, respectively.
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
In June 2017, we announced capital plans in response to the Federal Reserve's review of and non-objection to our 2017 capital plan submitted in conjunction with the 2017 CCAR. Our 2017 capital plan includes increases in our share repurchase program and quarterly common stock dividend, while maintaining our level of preferred stock dividends. Specifically, the 2017 capital plan authorized the repurchase of up to $1.32 billion of our outstanding common stock to be completed between the third quarter of 2017 and the second quarter of 2018, as well as a 54% increase in our quarterly common stock dividend from $0.26 per share to $0.40 per share, beginning in the third quarter of 2017. During the third quarter of 2017, we repurchased $330 million of our outstanding common stock at market value as a part of this 2017 capital plan.
See Item 5 and Note 13, "Capital," to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K, as well as Part II, Item 2 in this Form 10-Q for additional information regarding our 2016 capital plan and related share repurchase activity.

In May 2017, we issued depositary shares representing ownership interest in 7,500 shares of Perpetual Preferred Stock, Series G, with no par value and $100,000 liquidation preference per share (the "Series G Preferred Stock"). As a result of this issuance, we received net proceeds of approximately $743 million after the underwriting discount, but before expenses. The Series G Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation to redeem, repurchase, or retire the shares. Dividends for the shares are noncumulative and, if declared, will be payable semi-annually beginning on December 15, 2017 through June 15, 2022 at a rate per annum of 5.05%, and payable quarterly beginning on September 15, 2022 at a rate per annum equal to the three-month LIBOR plus 3.10%. By its terms, we may redeem the Series G Preferred Stock on any dividend payment date occurring on or after June 15, 2022 or at any time within 90 days following a regulatory capital event, at a redemption price of $1,000 per depositary share plus any declared and unpaid dividends. Except in certain limited circumstances, the Series G Preferred Stock does not have any voting rights. Over time, we plan to further optimize our capital structure by issuing additional preferred stock and reducing our CET1 ratio.
CRITICAL ACCOUNTING POLICIES
There have been no significant changes to our Critical Accounting Policies as described in our 2016 Annual Report on Form 10-K.
ENTERPRISE RISK MANAGEMENT
Except as noted below, there have been no other significant changes in our Enterprise Risk Management practices as described in our 2016 Annual Report on Form 10-K.
In the first quarter of 2017, we established an additional executive committee to further support ER oversight, referred to as the Enterprise Business Practices Committee ("EBPC"). The EBPC is chaired by the Chief Human Resources Officer and is responsible for ensuring alignment of our business practices with our core purpose, principles, and values. The EBPC also serves as the forum for enterprise reputational risk exposures.
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
Market Risk Management
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices, and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and MVE to changes in interest rates, is our primary market risk and mainly arises from changes in the structure and composition of our balance sheet. Variable rate loans, prior to any hedging related actions, were approximately 58% of total loans at September 30, 2017, and after giving consideration to hedging related actions, were approximately 49% of total loans. Approximately 4% of our variable rate loans at September 30, 2017 had coupon rates that were equal to a contractually specified interest rate floor. In addition to interest rate risk, we are also exposed to market risk in our trading instruments measured at fair value. Our ALCO meets regularly and is responsible for reviewing our ALM and liquidity risk position in conformance with the established policies and limits designed to measure, monitor, and control market risk.

Market Risk from Non-Trading Activities
The primary goal of interest rate risk management is to control exposure to interest rate risk within policy limits approved by the Board. These limits reflect our appetite for interest rate risk over both short-term and long-term horizons. No limit breaches occurred during the nine months ended September 30, 2017.
The major sources of our non-trading interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the absolute level and shape of the yield curve, as well as the embedded optionality in our products and related customer behavior. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, which, as described in additional detail below, are employed by management to understand net interest income sensitivity and MVE sensitivity. These measures show that our interest rate risk profile is moderately asset sensitive at September 30, 2017.
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

Net Interest Income Asset Sensitivity		Table 12

	Estimated % Change in Net Interest Income Over 12 Months [1]
	September 30, 2017	December 31, 2016
Rate Change
+200 bps	3.2%	3.3%
+100 bps	1.8%	1.9%
-25 bps	(0.6)%	(0.6)%
-100 bps	(6.7)%	NM [2]
1 Estimated % change of net interest income is reflected on a non-FTE basis.
2 "NM"- Not meaningful. A downward rate change of 100 basis points would imply a negative interest rate environment during the period and was not considered to be meaningful.

Net interest income asset sensitivity at September 30, 2017 decreased slightly compared to December 31, 2016, driven primarily by growth in fixed rate consumer loans and a decrease in floating rate commercial loans. See additional discussion related to net interest income in the "Net Interest Income/Margin" section of this MD&A.
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
At September 30, 2017, the MVE profile in Table 13 indicates a decline in net balance sheet value due to instantaneous upward changes in rates. This MVE sensitivity is reported for both upward and downward rate shocks.

Market Value of Equity Sensitivity		Table 13

	Estimated % Change in MVE
	September 30, 2017	December 31, 2016
Rate Change
+200 bps	(7.7)%	(9.1)%
+100 bps	(3.4)%	(4.2)%
-25 bps	0.5%	0.8%
The decrease in MVE sensitivity at September 30, 2017 compared to December 31, 2016 was due to lower balance sheet duration, driven primarily by a decline in our outstanding, active notional balance of receive-fixed, pay-variable commercial loan swaps. The 10-year swap rate at September 30, 2017 decreased five basis points to 2.29%, compared to 2.34% at December 31, 2016. While an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under these rate scenarios, we believe that a gradual shift in interest rates would have a much more modest impact.
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

Market Risk from Trading Activities
We manage market risk associated with trading activities using a comprehensive risk management approach, which includes VAR metrics, stress testing, and sensitivity analyses. Risk metrics are measured and monitored on a daily basis at both the trading desk and at the aggregate portfolio level to ensure exposures are in line with our risk appetite. Our risk measurement for covered positions subject to the Market Risk Rule takes into account trading exposures resulting from interest rate risk, equity risk, foreign exchange rate risk, credit spread risk, and commodity price risk.
For trading portfolios, VAR measures the estimated maximum loss from one or more trading positions, given a specified confidence level and time horizon. VAR results are monitored daily against established limits. For risk management purposes, our VAR calculation is based on a historical simulation and measures the potential trading losses using a one-day holding period at a one-tail, 99% confidence level. This means that, on average, trading losses could exceed VAR one out of 100 trading days or two to three times per year. Due to inherent limitations of the VAR methodology, such as the assumption that past market behavior is indicative of future market performance, VAR is only one of several tools used to manage market risk. Other tools used to actively manage market risk include scenario analysis, stress testing, profit and loss attribution, and stop loss limits.
In addition to VAR, as required by the Market Risk Rule issued by the U.S. banking regulators, we calculate Stressed VAR, which is used as a component of the total market risk capital charge. We calculate the Stressed VAR risk measure using a ten-day holding period at a one-tail, 99% confidence level and employ a historical simulation approach based on a continuous twelve-month historical window selected to reflect a period of significant financial stress for our trading portfolio. The historical period used in the selection of the stress window encompasses all recent financial crises including the 2008-2009 global financial crisis. Our Stressed VAR calculation uses the same methodology and models as regular VAR, which is a requirement under the Market Risk Rule. Table 14 presents VAR and Stressed VAR for the three and nine months ended September 30, 2017 and 2016, as well as VAR by Risk Factor at September 30, 2017 and 2016.

Value at Risk Profile			Table 14

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2017	2016	2017	2016
VAR (1-day holding period):
Period end	$2	$2	$2	$2
High	3	3	3	3
Low	1	1	1	1
Average	2	2	2	3

Stressed VAR (10-day holding period):
Period end	$69	$72	$69	$72
High	100	87	100	87
Low	44	11	22	8
Average	65	39	53	31

VAR by Risk Factor at period end (1-day holding period):
Equity risk			$1	$1
Interest rate risk			1	2
Credit spread risk			3	5
VAR total at period end (1-day diversified)			2	2
The trading portfolio, measured in terms of VAR, is predominantly comprised of four sub-portfolios of covered positions: (i) credit trading, (ii) fixed income securities, (iii) interest rate derivatives, and (iv) equity derivatives. The trading portfolio also contains other sub-portfolios, including foreign exchange rate and commodity derivatives; however, these trading risk exposures are not material. Our covered positions originate primarily from underwriting, market making and associated risk mitigating hedging activity, and other services for our clients. The trading portfolio's VAR profile, as illustrated in Table 14, is influenced by a variety of factors, including the size and composition of the portfolio, market volatility, the correlation between different positions, and the specific risk measure being reported. Average daily VAR was unchanged for the three months ended September 30, 2017 compared to the same period in 2016, and average daily VAR was lower for the nine months ended September 30, 2017 compared to the prior year. These results were driven primarily by favorable market conditions and strong client demand, which resulted in higher average balance sheet usage within our credit trading portfolio, as well as lower levels of market volatility during the first nine months of 2017, which largely offset the impact of higher balance sheet usage on the VAR calculation. Stressed VAR, which is not influenced by current levels of market volatility, increased for the three and nine months ended September 30, 2017 compared to the same periods in 2016, driven by both the aforementioned increase in balance sheet usage and higher stressed exposures associated with our equity derivatives portfolio. Nonetheless, our Stressed VAR remains within historical ranges. The trading portfolio of covered positions did not contain any correlation trading positions or on- or off-balance sheet securitization positions during the nine months ended September 30, 2017 or 2016.
In accordance with the Market Risk Rule, we evaluate the accuracy of our VAR model through daily backtesting by comparing aggregate daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) from covered positions with the corresponding daily VAR-based measures generated by the model. As illustrated in the following graph for the twelve months ended September 30, 2017, there were no firmwide VAR backtesting exceptions during this period. There was a near VAR backtest exception in November 2016, due largely to the post-election sell-off in U.S. bond markets, which temporarily impacted our fixed income and credit trading portfolios. The total number of VAR backtesting exceptions over the preceding twelve months is used to determine the multiplication factor for the VAR-based capital requirement under the Market Risk Rule. The capital multiplication factor increases from a minimum of three to a maximum of four, depending on the number of exceptions. There was no change in the capital multiplication factor over the preceding twelve months.

Firmwide VAR Backtesting
$3
$2
$1
$0
($1)
($2)
($3)
($4)
($5)
$ Millions
Oct-16
Nov-16
Dec-16
Jan-17
Feb-17
Mar-17
Apr-17
May-17
Jun-17
Jul-17
Aug-17
Sep-17
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

Liquidity Risk Management
Liquidity risk is the risk of being unable, at a reasonable cost, to meet financial obligations as they come due. We manage liquidity risk consistent with our ER management practices in order to mitigate our three primary liquidity risks: (i) structural liquidity risk, (ii) market liquidity risk, and (iii) contingency liquidity risk. Structural liquidity risk arises from our maturity transformation activities and balance sheet structure, which may create differences in the timing of cash inflows and outflows. Market liquidity risk, which we also describe as refinancing or refunding risk, constitutes the risk that we could lose access to the financial markets or the cost of such access may rise to undesirable levels. Contingency liquidity risk arises from rare and severely adverse liquidity events; these events may be idiosyncratic or systemic, or a combination thereof.
We mitigate these risks utilizing a variety of tested liquidity management techniques in keeping with regulatory guidance and industry best practices. For example, we mitigate structural liquidity risk by structuring our balance sheet prudently so that we fund less liquid assets, such as loans, with stable funding sources, such as consumer and commercial deposits, long-term debt, and capital. We mitigate market liquidity risk by maintaining diverse borrowing resources to fund projected cash needs and structuring our liabilities to avoid maturity concentrations. We test contingency liquidity risk from a range of potential adverse circumstances in our contingency funding scenarios. These scenarios inform the amount of contingency liquidity sources we maintain as a liquidity buffer to ensure we can meet our obligations in a timely manner under adverse contingency liquidity events.
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
LCR requirements under Regulation WW became effective for us on January 1, 2016. The LCR requires large U.S. banking organizations to hold unencumbered high-quality liquid assets sufficient to withstand projected cash outflows under a prescribed liquidity stress scenario. We have met LCR requirements within the regulatory timelines and at September 30, 2017, our LCR was above the 100% regulatory requirement.
On December 19, 2016, the FRB published a final rule implementing public disclosure requirements for BHCs subject to the LCR that will require them to publicly disclose quantitative and qualitative information regarding their respective LCR calculations on a quarterly basis. We will be required to begin disclosing elements under this final rule after October 1, 2018.
On May 3, 2016, the FRB, OCC, and the FDIC issued a joint proposed rule to implement the NSFR. The proposal would require large U.S. banking organizations to maintain a stable funding profile over a one-year horizon. The FRB proposed a modified NSFR requirement for BHCs with greater than $50 billion but less than $250 billion in total consolidated assets, and less than $10 billion in total on balance sheet foreign exposure. The proposed NSFR requirement seeks to (i) reduce vulnerability to liquidity risk in financial institution funding structures and (ii) promote improved standardization in the measurement, management and disclosure of liquidity risk. The proposed rule contains an implementation date of January 1, 2018; however, a final rule has not yet been issued.
Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. The Bank borrows from the money markets using instruments such as Fed funds, Eurodollars, and securities sold under agreements to repurchase. At September 30, 2017, the Bank retained a material cash position in its Federal Reserve account. The Parent Company also retains a material cash position in its account with the Bank in accordance with our policies and risk limits, discussed in greater detail below.
Sources of Funds. Our primary source of funds is a large, stable deposit base. Core deposits, predominantly made up of consumer and commercial deposits originated primarily from our retail branch network and Wholesale client base, are our largest and most cost-effective source of funding. Total deposits increased to $162.7 billion at September 30, 2017, from $160.4 billion at December 31, 2016.
We also maintain access to diversified sources for both secured and unsecured wholesale funding. These uncommitted sources include Fed funds purchased from other banks, securities sold under agreements to repurchase, FHLB advances, and Global Bank Notes. Aggregate borrowings increased modestly to $16.7 billion at September 30, 2017, from $16.5 billion at December 31, 2016.
As mentioned above, the Bank and Parent Company maintain programs to access the debt capital markets. The Parent Company maintains an SEC shelf registration from which it may issue senior or subordinated notes and various capital securities, such as common or preferred stock. Our Board has authorized the issuance of up to $5.0 billion of such securities under the SEC shelf registration, of which $2.2 billion and $3.0 billion of issuance capacity remained available at September 30, 2017 and December 31, 2016, respectively. The reduction in our SEC shelf registration issuance capacity during the first nine months of 2017 was driven by the Parent Company's May 2017 issuance of $750 million of Perpetual Preferred Stock, Series G. See the "Capital Resources" section of this MD&A for additional information regarding our stock issuances.
The Bank maintains a Global Bank Note program under which it may issue senior or subordinated debt with various terms. In January 2017, the Bank issued $1.0 billion of 3-year fixed rate senior notes and $300 million of 3-year floating rate senior notes under this program. In July 2017, we issued $1.0 billion of 5-year senior notes that pay a fixed annual coupon rate of 2.45% under our Global Bank Note program. At September 30, 2017, the Bank retained $34.9 billion of remaining capacity to issue notes under the Global Bank Note program.
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
As illustrated in Table 15, S&P revised our credit rating outlook from “Stable” to “Positive” in the third quarter of 2017, while both Moody’s and Fitch maintained “Stable” outlooks. Future credit rating downgrades are possible, although not currently anticipated given these “Positive” and “Stable” credit rating outlooks.

Credit Ratings and Outlook			Table 15
September 30, 2017
	Moody’s	S&P	Fitch
SunTrust Banks, Inc.:
Senior debt	Baa1	BBB+	A-
Preferred stock	Baa3	BB+	BB

SunTrust Bank:
Long-term deposits	A1	A-	A
Short-term deposits	P-1	A-2	F1
Senior debt	Baal	A-	A-
Outlook	Stable	Positive	Stable
Our investment portfolio is a use of funds and we manage the portfolio primarily as a store of liquidity, maintaining the majority of our securities in liquid and high-grade asset classes, such as agency MBS, agency debt, and U.S. Treasury securities; nearly all of these securities qualify as high-quality liquid assets under the U.S. LCR Final Rule. At September 30, 2017, our securities AFS portfolio contained $27.4 billion of unencumbered high-quality, liquid securities at market value.
As mentioned above, we evaluate contingency funding scenarios to anticipate and manage the likely impact of impaired capital markets access and other adverse liquidity circumstances. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of contingency liquidity. These contingency liquidity sources include available cash reserves, the ability to sell, pledge, or borrow against unencumbered securities in our investment portfolio, the capacity to borrow from the FHLB system or the Federal Reserve discount window, and the ability to sell or securitize certain loan portfolios.

Table 16 presents period end and average balances of our contingency liquidity sources for the third quarters of 2017 and 2016. These sources exceed our contingency liquidity needs as measured in our contingency funding scenarios.

Contingency Liquidity Sources				Table 16

	As of		Average for the Three Months Ended ¹
(Dollars in billions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Excess reserves	$4.5	$5.7	$2.8	$3.4
Free and liquid investment portfolio securities	27.4	25.0	27.8	25.0
Unused FHLB borrowing capacity	24.5	23.7	23.2	22.6
Unused discount window borrowing capacity	17.8	17.1	17.8	17.5
Total	$74.2	$71.5	$71.6	$68.5
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
Other Liquidity Considerations. As presented in Table 17, we had an aggregate potential obligation of $87.0 billion to our clients in unused lines of credit at September 30, 2017. Commitments to extend credit are arrangements to lend to clients who have complied with predetermined contractual obligations. We also had $2.9 billion in letters of credit outstanding at September 30, 2017, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Approximately $263 million of these letters supported variable rate demand obligations at September 30, 2017. Unused commercial lines of credit have decreased since December 31, 2016, driven by revolver utilization. Residential mortgage commitments also decreased since December 31, 2016, due primarily to the decrease in IRLC volume outpacing the decrease in closed loan volume during the first nine months of 2017. Additionally, unused CRE lines of credit decreased since December 31, 2016, driven primarily by increased utilization of existing CRE lines of credit.

Unfunded Lending Commitments				Table 17
	As of		Average for the Three Months Ended
(Dollars in millions)	September 30, 2017	December 31, 2016	September 30, 2017	September 30, 2016
Unused lines of credit:
Commercial	$58,616	$59,803	$57,807	$57,175
Residential mortgage commitments [1]	4,076	4,240	4,268	7,222
Home equity lines	10,116	10,336	10,159	10,420
CRE [2]	3,786	4,468	3,953	4,485
Credit card	10,442	9,798	10,338	9,495
Total unused lines of credit	$87,036	$88,645	$86,525	$88,797

Letters of credit:
Financial standby	$2,813	$2,777	$2,722	$2,662
Performance standby	117	130	121	129
Commercial	17	19	14	17
Total letters of credit	$2,947	$2,926	$2,857	$2,808
1 Includes residential mortgage IRLCs with notional balances of $2.3 billion and $2.6 billion at September 30, 2017 and December 31, 2016, respectively.
2 Includes commercial mortgage IRLCs and other commitments with notional balances of $282 million and $395 million at September 30, 2017 and December 31, 2016, respectively.

Other Market Risk
Except as discussed below, there have been no other significant changes to other market risk as described in our 2016 Annual Report on Form 10-K.
We measure our residential MSRs at fair value on a recurring basis and hedge the risk associated with changes in fair value. Residential MSRs totaled $1.6 billion at both September 30, 2017 and December 31, 2016, and are managed and monitored as part of a comprehensive risk governance process, which includes established risk limits.
We originated residential MSRs with fair values at the time of origination of $90 million and $252 million during the three and nine months ended September 30, 2017, and $88 million and $198 million during the three and nine months ended September 30, 2016, respectively. Additionally, we purchased residential MSRs with a fair value of approximately $27 million and $104 million during the three and nine months ended September 30, 2016. No residential MSRs were purchased during the three and nine months ended September 30, 2017.
We recognized mark-to-market decreases in the fair value of the residential MSR portfolio of $70 million and $195 million during the three and nine months ended September 30, 2017, respectively. During the three and nine months ended September 30, 2016, we recognized mark-to-market decreases of $56 million and $488 million, respectively. Changes in fair value include the decay resulting from the realization of monthly net servicing cash flows. We recognized net losses related to residential MSRs, inclusive of fair value changes and related hedges, of $54 million and $153 million for the three and nine months ended September 30, 2017, and $44 million and $107 million for the three and nine months ended September 30, 2016, respectively. Compared to the prior year periods, the increase in net losses related to residential MSRs was primarily driven by higher decay combined with a decrease in net hedge performance in the current periods. All other servicing rights, which include commercial mortgage and consumer indirect loan servicing rights, are not measured at fair value on a recurring basis, and therefore, are not subject to the same market risks associated with residential MSRs.

OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business we engage in certain activities that are not reflected in our Consolidated Balance Sheets, generally referred to as "off-balance sheet arrangements." These activities involve transactions with unconsolidated VIEs as well as other arrangements, such as commitments and guarantees, to meet the financing needs of our customers and to support ongoing operations. Additional information regarding these types of activities is included in the "Liquidity Risk Management" section of this MD&A, Note 8, "Certain Transfers of Financial Assets and Variable Interest Entities," and Note 12, "Guarantees," to the Consolidated Financial Statements in this Form 10-Q, as well as in our 2016 Annual Report on Form 10-K.

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

Net Income by Business Segment				Table 18

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2017	2016	2017	2016
Consumer	$241	$258	$651	$762
Wholesale	359	252	967	684

Corporate Other	(22)	26	37	133
Reconciling Items [1]	(40)	(62)	(122)	(166)
Total Corporate Other	(62)	(36)	(85)	(33)
Consolidated Net Income	$538	$474	$1,533	$1,413
1 Includes differences between net income reported for each business segment using management accounting practices and U.S. GAAP. Prior period information has been restated to reflect changes in internal reporting methodology. See additional information in Note 16, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q.

Table 19 presents average loans and average deposits for our reportable business segments:

Average Loans and Deposits by Business Segment				Table 19
	Three Months Ended September 30
	Average Loans		Average Consumer and Commercial Deposits
(Dollars in millions)	2017	2016	2017	2016
Consumer	$73,378	$70,560	$103,066	$99,730
Wholesale	71,255	71,625	56,211	55,489
Corporate Other	73	72	142	94

	Nine Months Ended September 30
	Average Loans		Average Consumer and Commercial Deposits
(Dollars in millions)	2017	2016	2017	2016
Consumer	$72,200	$69,075	$102,686	$98,751
Wholesale	72,005	71,489	56,326	54,099
Corporate Other	71	64	133	61

BUSINESS SEGMENT RESULTS
Nine Months Ended September 30, 2017 versus Nine Months Ended September 30, 2016
Consumer
Consumer reported net income of $651 million for the nine months ended September 30, 2017, a decrease of $111 million, or 15%, compared to the same period in 2016. The decrease was driven primarily by higher provision for credit losses and lower mortgage production related income, offset partially by higher net interest income.
Net interest income was $2.7 billion, an increase of $170 million, or 7%, compared to the same period in 2016, driven by growth in average loan and deposit balances as well as improved deposit spreads. Net interest income related to deposits increased $138 million, or 10%, driven by an 11 basis point increase in deposit spread and a $3.9 billion, or 4%, increase in average deposit balances. Net interest income related to LHFI increased $45 million, or 4%, driven primarily by growth in average loan balances.
Provision for credit losses was $299 million, an increase of $209 million compared to the same period in 2016 as a result of higher net charge-offs and increased hurricane-related reserves during the third quarter of 2017.
Total noninterest income was $1.4 billion, a decrease of $167 million, or 11%, compared to the same period in 2016. The decrease was driven primarily by lower mortgage-related income and lower service charges on deposits due to the enhanced posting order process instituted during the fourth quarter of 2016.
Total noninterest expense was $2.8 billion, a decrease of $7 million compared to the same period in 2016. The decrease was due to lower staff expense, lower outside processing costs, and accrual reversals related to the favorable resolution of previous legal matters, offset partially by increased expenses associated with corporate support and technology, occupancy and branch network-related activities, and marketing investments.
Wholesale
Wholesale reported net income of $967 million for the nine months ended September 30, 2017, an increase of $283 million, or 41%, compared to the same period in 2016. The year-over-year increase was attributable to higher net interest income, noninterest income, and lower provision for credit losses, offset partially by higher noninterest expense associated with revenue growth and the acquisition of Pillar.
Net interest income was $1.8 billion, an increase of $184 million, or 12%, compared to the same period in 2016, driven primarily by growth in average deposit balances as well as improved deposit spreads. Net interest income related to deposits increased $112 million, or 19%, driven by a 21 basis point increase in deposit spreads. Average deposit balances grew $2.2 billion, or 4%, driven primarily by an increase in interest-bearing commercial DDA and business CD balances, offset partially by declines in money market accounts and noninterest-bearing commercial DDAs. Net interest income related to LHFI increased $54 million, or 6%, as average LHFI grew $516 million, or 1%. Growth in loan-related net interest income was due to improved spreads on C&I loans and growth in CRE loan balances.
Provision for credit losses was $31 million, a decrease of $222 million, or 88%, compared to the same period in 2016. The decrease was due primarily to lower energy-related net charge-offs.
Total noninterest income was $1.2 billion, an increase of $198 million, or 20%, compared to the same period in 2016. The year-over-year increase was driven primarily by higher investment banking income, which increased $108 million, or 29%, with broad-based growth across several products and services, particularly in mergers and acquisitions advisory, syndicated finance, bonds and equity origination. Additionally, Pillar contributed $52 million of fee income on a year-over-year basis with the remainder of the increase attributable to structured lease gains and card fees.
Total noninterest expense was $1.4 billion, an increase of $156 million, or 13%, compared to the same period in 2016. The increase was due primarily to Pillar-related expenses, higher compensation associated with improved business performance, ongoing investment in technology, and higher amortization expense related to increased STCC community development investments.
Corporate Other
Corporate Other net income was $37 million for the nine months ended September 30, 2017, a decrease of $96 million, or 72%, compared to the same period in 2016. The decrease in net income was due primarily to lower net interest income.
Net interest income was a net expense of $15 million, a decrease of $100 million compared to the same period in 2016. The decrease was driven by lower commercial loan swap-related income due to higher LIBOR rates. Average long-term debt increased $527 million, or 6%, compared to the same period in 2016, driven by balance sheet management activities.
Total noninterest income was $59 million, a decrease of $53 million, or 47%, compared to the same period in 2016. The decrease was due to a gain on the sale-leaseback of one of our office buildings in the second quarter of 2016.
Total noninterest expense was $26 million, an increase of $23 million compared to the same period in 2016. The increase was due primarily to higher severance costs.

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures				Table 20
(Dollars in millions and shares in thousands, except per share data)
	Three Months Ended September 30		Nine Months Ended September 30
Selected Financial Data	2017	2016	2017	2016
Summary of Operations:
Interest income	$1,635	$1,451	$4,747	$4,285
Interest expense	205	143	548	408
Net interest income	1,430	1,308	4,199	3,877
Provision for credit losses	120	97	330	343
Net interest income after provision for credit losses	1,310	1,211	3,869	3,534
Noninterest income	846	889	2,520	2,569
Noninterest expense	1,391	1,409	4,243	4,072
Income before provision for income taxes	765	691	2,146	2,031
Provision for income taxes	225	215	606	611
Net income attributable to noncontrolling interest	2	2	7	7
Net income	$538	$474	$1,533	$1,413
Net income available to common shareholders	$512	$457	$1,468	$1,363
Net interest income-FTE [1]	$1,467	$1,342	$4,306	$3,982
Total revenue	2,276	2,197	6,719	6,446
Total revenue-FTE [1]	2,313	2,231	6,826	6,551
Net income per average common share:
Diluted	$1.06	$0.91	$3.00	$2.70
Basic	1.07	0.92	3.04	2.72
Dividends paid per average common share	0.40	0.26	0.92	0.74
Book value per common share			47.16	46.63
Tangible book value per common share [2]			34.34	34.33
Market capitalization			28,451	21,722
Market price per common share:
High	$60.04	$44.61	$61.69	$44.61
Low	51.96	38.75	51.96	31.07
Close	59.77	43.80	59.77	43.80
Selected Average Balances:
Total assets	$205,738	$201,476	$204,833	$197,613
Earning assets	184,861	180,523	184,180	177,600
LHFI	144,706	142,257	144,276	140,628
Consumer and commercial deposits	159,419	155,313	159,145	152,911
Intangible assets including residential MSRs	8,009	7,415	8,019	7,509
Residential MSRs	1,589	1,065	1,599	1,157
Preferred stock	1,975	1,225	1,643	1,225
Total shareholders’ equity	24,573	24,410	24,131	24,076
Average common shares - diluted	483,640	500,885	489,176	505,619
Average common shares - basic	478,258	496,304	483,711	501,036
Financial Ratios (Annualized):
ROA	1.04%	0.94%	1.00%	0.96%
ROE	9.03	7.89	8.77	8.01
ROTCE [3]	12.45	10.73	12.09	10.96
Net interest margin	3.07	2.88	3.05	2.92
Net interest margin-FTE [1]	3.15	2.96	3.13	2.99
Efficiency ratio [4]	61.12	64.13	63.16	63.17
Efficiency ratio-FTE [1,4]	60.14	63.14	62.17	62.16
Tangible efficiency ratio-FTE [1,4,5]	59.21	62.54	61.44	61.63
Total average shareholders’ equity to total average assets	11.94	12.12	11.78	12.18
Tangible common equity to tangible assets [6]			8.10	8.57
Common dividend payout ratio			37.2	28.2

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)

Selected Financial Data (continued)	Nine Months Ended September 30
Capital Ratios at period end [7]:	2017	2016
CET1	9.62%	9.78%
CET1 - fully phased-in	9.48	9.66
Tier 1 capital	10.74	10.50
Total capital	12.69	12.57
Leverage	9.50	9.28

(Dollars in millions, except per share data)	Three Months Ended September 30		Nine Months Ended September 30
Reconcilement of Non-U.S. GAAP Measures	2017	2016	2017	2016
Net interest margin	3.07%	2.88%	3.05%	2.92%
Impact of FTE adjustment	0.08	0.08	0.08	0.07
Net interest margin-FTE [1]	3.15%	2.96%	3.13%	2.99%

Efficiency ratio [4]	61.12%	64.13%	63.16%	63.17%
Impact of FTE adjustment	(0.98)	(0.99)	(0.99)	(1.01)
Efficiency ratio-FTE [1,4]	60.14	63.14	62.17	62.16
Impact of excluding amortization related to intangible assets and certain tax credits	(0.93)	(0.60)	(0.73)	(0.53)
Tangible efficiency ratio-FTE [1,4,5]	59.21%	62.54%	61.44%	61.63%

ROE	9.03%	7.89%	8.77%	8.01%
Impact of removing average intangible assets other than residential MSRs and other servicing rights from average common shareholders' equity, and removing related pre-tax amortization expense from net income available to common shareholders	3.42	2.84	3.32	2.95
ROTCE [3]	12.45%	10.73%	12.09%	10.96%

Net interest income	$1,430	$1,308	$4,199	$3,877
FTE adjustment	37	34	107	105
Net interest income-FTE [1]	1,467	1,342	4,306	3,982
Noninterest income	846	889	2,520	2,569
Total revenue-FTE [1]	$2,313	$2,231	$6,826	$6,551

(Dollars in millions, except per share data)			September 30, 2017	September 30, 2016
Total shareholders’ equity			$24,522	$24,449
Goodwill, net of deferred taxes [8]			(6,084)	(6,089)
Other intangible assets (including residential MSRs and other servicing rights)			(1,706)	(1,131)
Residential MSRs and other servicing rights			1,690	1,124
Tangible equity [6]			18,422	18,353
Noncontrolling interest			(101)	(101)
Preferred stock			(1,975)	(1,225)
Tangible common equity [6]			$16,346	$17,027

Total assets			$208,252	$205,091
Goodwill			(6,338)	(6,337)
Other intangible assets (including residential MSRs and other servicing rights)			(1,706)	(1,131)
Residential MSRs and other servicing rights			1,690	1,124
Tangible assets			$201,898	$198,747
Tangible common equity to tangible assets [6]			8.10%	8.57%
Tangible book value per common share [2]			$34.34	$34.33

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)

Reconciliation of fully phased-in CET1 Ratio [7]	September 30, 2017	September 30, 2016
CET1	9.62%	9.78%
Less:
MSRs	(0.13)	(0.10)
Other [9]	(0.01)	(0.02)
CET1 - fully phased-in	9.48%	9.66%

(Dollars in millions)
Reconciliation of PPNR [10]	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Income before provision for income taxes	$765	$2,146
Provision for credit losses	120	330
Less:
Net securities gains	—	1
PPNR	$885	$2,475

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
7 The CET1 ratio on a fully phased-in basis at September 30, 2017 is estimated and is presented to provide investors with an indication of our capital adequacy under the future CET1 requirements, which will apply to us beginning on January 1, 2018.
8 Net of deferred taxes of $254 million and $248 million at September 30, 2017 and 2016, respectively.
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
Evaluation of Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) at September 30, 2017. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at September 30, 2017.

Changes in Internal Control over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Refer to the Company's 2016 Annual Report on Form 10-K for additional information.

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
Additionally, we update the "Risk Factors" section contained in the Company's 2016 Annual Report on Form 10-K by adding the following risk factor:
Interest rates on our outstanding financial instruments might be subject to change based on regulatory developments, which could adversely affect our revenue, expenses, and the value of those financial instruments.
LIBOR and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear whether, at that time, LIBOR will cease to exist or if new methods of calculating LIBOR will be established. If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reason, interest rates on our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Further, any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates.

We also update the "Risk Factors" section contained in the Company's 2016 Annual Report on Form 10-K by replacing the existing risk factor, “A failure in, or breach of, our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber- attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses,” with the following two risk factors:
Our operational systems and infrastructure may fail or may be the subject of a breach or cyber-attack that could adversely affect our business.
We depend on our ability to process, record, and monitor a large number of client transactions on a continuous basis. As client, public, and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns, whether as a result of human error or intentional attack. Our business, financial, accounting, data processing, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be sudden increases in client transaction volume; electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, floods, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; occurrences of employee error, fraud, or malfeasance; and, as described below, cyber-attacks. Although we have business continuity plans and other safeguards in place, our operations may be adversely affected by significant and widespread disruption to our systems and infrastructure that support our businesses and clients. Our insurance may not be adequate to compensate us for all resulting losses.
In particular, information security risks for financial institutions such as ours have substantially increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication, resources and activities of hackers, terrorists, activists, organized crime, and other external parties, including hostile nation state actors. In addition, to access our products and services, our clients may use devices or software that are beyond our control environment, which may provide additional avenues for bad actors to gain access to confidential information. Although we have information security procedures and controls in place, our technologies, systems, networks, and our clients' devices and software may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, change, or destruction of our or our clients' confidential, proprietary and other information (including personal identifying information of individuals), or otherwise disrupt our or our clients' or other third parties' business operations. Other U.S. financial institutions and financial service companies have reported breaches in the security of their websites or other systems, including attempts to shut down access to their networks and systems in an attempt to extract compensation from them to regain control. Several financial institutions, including SunTrust, have experienced distributed denial-of-service attacks, a sophisticated and targeted attack intended to disable or degrade internet service or to sabotage systems.
Although we are not aware of any material breach of our networks, systems and data or material losses relating to cyber-attacks or other information security breaches, we and others in our industry are regularly the subject of attempts by bad actors to gain unauthorized access to our networks, systems and data or to obtain, change or destroy confidential data (including personal identifying information of individuals) through a variety of means, including computer viruses, malware, and phishing. In the future, these attacks may result in unauthorized individuals obtaining access to our confidential information or that of our clients, or otherwise accessing, damaging, or disrupting our systems or infrastructure.
We must continuously develop and enhance our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access. This continued development and enhancement will require us to expend additional resources, including to investigate and remediate any information security vulnerabilities that may be detected. Despite our investments in security measures, including employee training, we are unable to assure that any security measures that require action by employees may not be subject to human error.
If our systems and infrastructure were to be breached, damaged, or disrupted, or if we were to experience a loss of our confidential information or that of our clients, we could be subject to serious negative consequences, including disruption of our operations, damage to our reputation, a loss of trust in us on the part of our clients, vendors or other counterparties, client attrition, reimbursement or other costs, increased compliance costs, significant litigation exposure and legal liability, or regulatory fines, penalties or intervention. Any of these could materially and adversely affect our results of operations and/or financial condition.
A disruption, breach, or failure in the operational systems and infrastructure of our third party vendors and other service providers, including as a result of cyber-attacks, could adversely affect our business.
Third parties perform significant operational services on our behalf. These third parties with whom we do business or that facilitate our business activities, including exchanges, clearing houses, financial intermediaries, or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. In particular, operating our business requires us to provide access to client and other sensitive company information to our contractors, consultants, and other third parties and authorized entities. Controls and oversight mechanisms are in place to limit access to this information and protect it from unauthorized disclosure, theft, and disruption. However, control systems and policies pertaining to system access are subject to errors in design, oversight failure, software failure, human error, intentional subversion or other compromise resulting in theft, error, loss, or inappropriate use of information or systems to commit fraud, cause embarrassment to us or our executives or to gain competitive advantage. In addition, regulators expect financial institutions to be responsible for all aspects of their performance, including aspects which they delegate to third parties. If a disruption, breach, or failure in the system or infrastructure of any third party with whom we do business occurred, our business may be materially and adversely affected in a manner similar to if our own systems or infrastructure had been compromised. Our systems and infrastructure may also be attacked, compromised, or damaged as a result of, or as the intended target of, any disruption, breach, or failure in the systems or infrastructure of any third party with whom we do business.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities:

				Table 21
	Common Stock [1]
	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Equity that May Yet Be Purchased Under the Plans or Programs at Period End (in millions)
January 1 - 31	—	$—	—	$480
February 1 - 28	1,904,300	59.54	1,904,300	367
March 1 - 31 [2]	5,108,154	58.85	2,110,532	240
Total during first quarter of 2017	7,012,454	59.04	4,014,832	240

April 1 - 30	2,281,000	57.17	2,281,000	110
May 1 - 31	1,898,455	57.73	1,898,455	—
June 1 - 30	—	—	—	—
Total during second quarter of 2017	4,179,455	57.42	4,179,455	—

July 1 - 31	1,721,800	57.14	1,721,800	1,222
August 1 - 31	4,045,893	57.25	4,045,893	990
September 1 - 30	—	—	—	990
Total during third quarter of 2017	5,767,693	57.22	5,767,693	990

Total year-to-date 2017	16,959,602	$58.02	13,961,980	$990
1 During the three and nine months ended September 30, 2017, no shares of SunTrust common stock were surrendered by participants in SunTrust's employee stock option plans, where participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock that the participant already owns. SunTrust considers any such shares surrendered by participants in SunTrust's employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs.
2 During March 2017, the Company repurchased $174 million of its outstanding common stock at market value under the 1% of Tier 1 capital de minimis exception allowed under the applicable 2016 Capital Plan Rule. This repurchase was incremental to and separate from the $960 million of authorized share repurchases under the Company's 2016 capital plan submitted in connection with the 2016 CCAR.

On June 28, 2017, the Company announced that the Federal Reserve had no objections to the repurchase of up to $1.32 billion of the Company's outstanding common stock to be completed between July 1, 2017 and June 30, 2018, as part of the Company's 2017 capital plan submitted in connection with the 2017 CCAR. During the third quarter of 2017, the Company repurchased $330 million of its outstanding common stock at market value as part of this publicly announced 2017 capital plan. At September 30, 2017, the Company had $990 million of remaining common stock repurchase capacity available under its 2017 capital plan (reflected in the table above).
At September 30, 2017, 7.1 million warrants to purchase the Company's common stock remained outstanding.

The Company did not repurchase any of its Series A Preferred Stock Depositary Shares, Series B Preferred Stock, Series E Preferred Stock Depositary Shares, Series F Preferred Stock Depositary Shares, or Series G Preferred Stock Depositary Shares during the third quarter of 2017, and there was no unused Board authority to repurchase any shares of Series A Preferred Stock Depositary Shares, Series B Preferred Stock, Series E Preferred Stock Depositary Shares, Series F Preferred Stock Depositary Shares, or the Series G Preferred Stock Depositary Shares.
Refer to the Company's 2016 Annual Report on Form 10-K for additional information regarding the Company's equity securities.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

Exhibit	Description
3.1
Amended and Restated Articles of Incorporation, restated effective January 20, 2009, incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed January 22, 2009, as further amended by (i) Articles of Amendment dated December 13, 2012, incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed December 20, 2012, (ii) the Articles of Amendment dated November 6, 2014, incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed November 7, 2014, and (iii) the Articles of Amendment dated May 2, 2017, incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed May 2, 2017.

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

SUNTRUST BANKS, INC.
(Registrant)

Date:	November 3, 2017	By: /s/ R. Ryan Richards
R. Ryan Richards, Senior Vice President, Controller (on behalf of the registrant and as Principal Accounting Officer)