Form 10-K
period 2017-12-31
SUNTRUST BANKS INC
filed 2018-02-23
CIK 750556

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

Commission file number 001-08918
SunTrust Banks, Inc.
(Exact name of registrant as specified in its charter)

Georgia	58-1575035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
303 Peachtree Street, N.E., Atlanta, Georgia 30308
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (800) 786-8787

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock	New York Stock Exchange
Depositary Shares, Each Representing 1/4000th Interest in a Share of Perpetual Preferred Stock, Series A	New York Stock Exchange
5.853% Fixed-to-Floating Rate Normal Preferred Purchase Securities of SunTrust Preferred Capital I (representing interests in shares of Perpetual Preferred Stock, Series B)	New York Stock Exchange
Depositary Shares, Each Representing 1/4000th Interest in a Share of Perpetual Preferred Stock, Series E	New York Stock Exchange
Warrants to Purchase Common Stock at $44.15 per share, expiring November 14, 2018, Series B	New York Stock Exchange
Warrants to Purchase Common Stock at $33.70 per share, expiring December 31, 2018, Series A	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates at June 30, 2017 was approximately $26.8 billion based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the registrant has assumed that all of its directors and executive officers are affiliates.
At February 16, 2018, 468,300,176 shares of the registrant’s common stock, $1.00 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Pursuant to Instruction G of Form 10-K, information in the registrant’s Definitive Proxy Statement for its 2018 Annual Shareholder’s Meeting, which it will file with the SEC no later than April 24, 2018 (the “Proxy Statement”), is incorporated by reference into Items 10-14 of Part III of this Form 10-K.

GLOSSARY OF DEFINED TERMS

2017 Tax Act — Tax Cuts and Jobs Act of 2017.
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
C&I — Commercial and industrial.
Class A shares — Visa Inc. Class A common stock.
Class B shares — Visa Inc. Class B common stock.
CLO — Collateralized loan obligation.
CME — Chicago Mercantile Exchange.
Company — SunTrust Banks, Inc.
CP — Commercial paper.
CPP — Capital Purchase Program established by the U.S. Treasury.
CPR — Conditional prepayment rate.
CRA — Community Reinvestment Act of 1977.
CRE — Commercial real estate.
CRO — Chief Risk Officer.
CSA — Credit support annex.
DDA — Demand deposit account.
DIF — Deposit Insurance Fund.
Dodd-Frank Act — Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
DOJ — Department of Justice.
DTA — Deferred tax asset.

DTL — Deferred tax liability.
DVA — Debit valuation adjustment.
EBPC — Enterprise Business Practices Committee.
EORO — Enterprise Operational Risk Officer.
EPS — Earnings per share.
ER — Enterprise Risk.
ERC — Enterprise Risk Committee.
ERISA — Employee Retirement Income Security Act of 1974.
Exchange Act — Securities Exchange Act of 1934.
Fannie Mae — Federal National Mortgage Association.
FASB — Financial Accounting Standards Board.
Form 8-K and tax reform-related items — items announced in the Company's Form 8-K filed with SEC on December 4, 2017 and items related to the enactment of the 2017 Tax Act during the fourth quarter of 2017.
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
FHLB — Federal Home Loan Bank.
FICA — Federal Insurance Contributions Act.
FICO — Fair Isaac Corporation.
FINRA — Financial Industry Regulatory Authority.
Fitch — Fitch Ratings Ltd.
FRB — Federal Reserve Board.
FTE — Fully taxable-equivalent.
FVO — Fair value option.
GFO — GFO Advisory Services, LLC.
Ginnie Mae — Government National Mortgage Association.
GLBA — Gramm-Leach-Bliley Act.
GSE — Government-sponsored enterprise.
HAMP — Home Affordable Modification Program.
HRA — Health Reimbursement Account.
HUD — U.S. Department of Housing and Urban Development.
IPO — Initial public offering.
IRLC — Interest rate lock commitment.
IRS — Internal Revenue Service.
ISDA — International Swaps and Derivatives Association.
LCH — LCH.Clearnet Limited.
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
General
SunTrust Banks, Inc. (“we,” “us,” “our,” “SunTrust,” or “the Company”) is a leading provider of financial services, with our headquarters located in Atlanta, Georgia. Our principal subsidiary is SunTrust Bank (“the Bank”). The Company was incorporated in the State of Georgia in 1984 and offers a full line of financial services for consumers, businesses, corporations, institutions, and not-for-profit entities, both through its branches (located primarily in Florida, Georgia, Virginia, North Carolina, Tennessee, Maryland, South Carolina, and the District of Columbia) and through other national delivery channels. The Bank offers deposit, credit, and trust and investment services to its clients through a selection of full-, self-, and assisted-service channels, including branch, call center, Teller Connect™ machines, ATMs, online, mobile, and tablet. Other subsidiaries provide capital markets, mortgage banking, securities brokerage, investment banking, and wealth management services. At December 31, 2017, the Company had total assets of $206 billion and total deposits of $161 billion.
We operate two business segments: Consumer and Wholesale, with our functional activities included in Corporate Other.
Additional information regarding our businesses and subsidiaries is included in the information set forth in Item 7, MD&A, as well as Note 20, “Business Segment Reporting,” to the Consolidated Financial Statements in this Form 10-K.
Regulation and Supervision
We are limited under the BHC Act to banking, managing or controlling banks, and other activities that the FRB has determined to be closely related to banking. The Company, a BHC, elected to become a financial holding company pursuant to the GLBA, allowing it to engage in a broader range of activities that are (i) financial in nature or incidental to financial activities or (ii) complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system in general. These expanded services include securities underwriting and dealing, insurance underwriting, merchant banking, and insurance company portfolio investment, and are subject to the Volcker Rule and other restrictions discussed below.
As a financial holding company, the Company and its banking subsidiary are required to be “well capitalized” and “well managed” while maintaining at least a “satisfactory” CRA rating. In the event of noncompliance, the Federal Reserve may, among other things, limit the Company’s ability to conduct these broader financial activities or, if the deficiencies persist, may require the Company to divest its banking subsidiary. Furthermore, if the Company does not have a satisfactory CRA rating, it may not commence any new financial activities, although the Company will still be allowed to engage in activities closely related to banking.
The Federal Reserve regulates BHCs under the BHC Act, with residual supervisory authority over “functionally regulated” subsidiaries such as the Company's broker-dealer and investment adviser subsidiaries. Our non-banking subsidiaries are regulated by various other regulatory bodies with supervisory authority over the particular activities of those subsidiaries. For example, STRH and STIS are broker-dealers registered with the SEC and members of FINRA, and STAS is an investment advisor registered with the SEC. STIS is also an insurance agency registered with state insurance commissions.
The Bank is an FDIC-insured commercial bank chartered under the laws of the State of Georgia and is a member of the Federal Reserve System. In addition to regulation by the FRB, the Bank and the Company are regulated by the Georgia Department of Banking and Finance. The FDIC also has jurisdiction over certain activities of the Bank as an insured depository institution. As a Georgia-chartered commercial bank, the Bank's powers are limited to activities permitted by Georgia and federal banking laws. Generally, the Bank may engage in all usual banking activities such as taking deposits, lending money, issuing letters of credit, currency trading, and offering safe deposit box services.
As an umbrella supervisor under the GLBA's system of functional regulation, the FRB requires that financial holding companies operate in a safe and sound manner so that their financial condition does not threaten the viability of affiliated depository institutions.
The Dodd-Frank Act, among other things, implemented changes that affected the oversight and supervision of financial institutions, provided for a new resolution procedure for large financial companies, created the CFPB, introduced more stringent regulatory capital requirements and significant changes in the regulation of OTC derivatives, reformed the regulation of credit rating agencies, increased controls and transparency in corporate governance and executive compensation practices, incorporated the Volcker Rule, required registration of advisers to certain private funds, and influenced significant changes in the securitization market. Dodd-Frank Act requirements typically apply to BHCs with greater than $10 billion of consolidated assets, and the requirements increase at certain asset size thresholds (most notably, $50 billion of consolidated assets and $250 billion of consolidated assets).

Enhanced Prudential Standards
BHCs with consolidated assets of $50 billion or more are subject to enhanced prudential standards and capital requirements. The Dodd-Frank Act directs the FRB to establish heightened prudential standards for (i) risk-based capital requirements and leverage limits, (ii) liquidity risk management requirements, (iii) overall risk management requirements, (iv) stress testing, (v) resolution planning, (vi) credit exposure and concentration limits, and (vii) early remediation actions that must be taken under certain conditions in the early stages of financial distress.
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

Enhanced Capital Standards
In July 2013, the U.S. banking regulators promulgated final rules substantially implementing the Basel III capital framework and various Dodd-Frank Act provisions (the “Capital Rules”). The Capital Rules increased regulatory capital requirements of U.S. banking organizations and revised the level at which the Bank becomes subject to corrective action as described in the “prompt corrective action” section below. The “Collins” amendment to the Dodd-Frank Act required federal banking regulators to impose a generally applicable leverage capital ratio regardless of institution size and to phase out certain “hybrid” capital elements from Tier 1 capital treatment. The Company became subject to the Capital Rules on January 1, 2015. For additional information regarding the Capital Rules, including recent updates and/or changes to the rules and related requirements, refer to the "Capital Resources" section of Item 7, MD&A, in this Form 10-K.

Distributions
There are various legal and regulatory limits on the extent to which the Bank may pay dividends or otherwise supply funds to its Parent Company. Federal and state bank regulatory agencies have the authority to prevent the Bank from paying dividends or engaging in any other activity that, in the opinion of the agency, would constitute an unsafe or unsound practice. Restrictions on capital distributions, share repurchases and redemptions, and discretionary bonus payments to executive officers are imposed on banks that are unable to sustain the capital conservation buffer above the minimum CET1, Tier 1, and Total capital ratios. The capital conservation buffer is a buffer above the minimum levels designed to ensure that banks remain well-capitalized, even in adverse economic scenarios.
See additional discussion of Basel III in the "Capital Resources" section of Item 7, MD&A, in this Form 10-K.

Mandatory Liquidity Coverage Ratio (“LCR”); Net Stable Funding Ratio (“NSFR”)
In September 2014, the FRB, OCC, and the FDIC approved rulemaking that established, for the first time, a quantitative minimum LCR for large, internationally active banking organizations, and a less stringent LCR (“modified LCR”) for BHCs with less than $250 billion in total assets, such as the Company. The LCR requires a banking entity to maintain sufficient liquidity to withstand an acute 30-day liquidity stress scenario. The LCR became effective for the Company on January 1, 2016, with a minimum requirement of 90% of high-quality, liquid assets to total net cash outflows; full compliance of 100% was required beginning January 1, 2017. The Company has met LCR requirements within the regulatory timelines and at December 31, 2017, its LCR was above the 100% regulatory requirement.
On December 19, 2016, the FRB published the final rule, promulgated as Regulation WW, which will require us to publicly disclose qualitative information, with certain qualifications and permitted limitations related to information that is proprietary or confidential to the Company, about (i) certain components of our LCR calculation in a standardized tabular format (LCR disclosure template) and (ii) factors that have significant effect on the LCR, to facilitate an understanding of our calculations and results. The rule aims to promote market discipline by providing the public with comparable liquidity information about covered companies. The disclosures must be made on a covered company's public internet site or in a public financial or regulatory report. The disclosures must remain available to the public for at least five years from the time of initial disclosure. Covered companies subject to modified LCR, including the Company, will be required to comply with disclosure requirements beginning on October 1, 2018.
On May 3, 2016, the FRB, OCC, and the FDIC proposed a rule to implement the NSFR. The proposal would require large U.S. banking organizations to maintain a stable funding profile over a one-year horizon. The FRB proposed a modified NSFR requirement for bank holding companies with greater than $50 billion but less than $250 billion in total consolidated assets and less than $10 billion in total on balance sheet foreign exposure. As proposed, the rule would require us to publicly disclose our NSFR and the components of the NSFR each calendar quarter. The agencies intend the NSFR to complement the LCR, liquidity risk management, and stress testing requirements under the FRB's Regulation YY (enhanced prudential standards for BHCs with total consolidated assets of $50 billion or more). The proposed rule contains an implementation date of January 1, 2018; however, a final rule has not yet been issued.
See additional discussion of the LCR and NSFR in the "Liquidity Risk Management" section of Item 7, MD&A, in this Form 10-K.

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
The Company also is subject to supervisory stress testing requirements under the FRB's Capital Plan Rule, which the FRB implements as part of its CCAR process. CCAR is a broad supervisory program that includes stress testing and assesses a covered company’s practices for determining capital needs, including its risk measurement and management practices, capital planning and decision-making, and associated internal controls and governance. The Company is required to publish a summary of the results of its annual stress test, and the FRB publishes the results of the stress testing under adverse and severely adverse scenarios.

The Capital Plan Rule finalized in late 2011 requires a U.S. BHC with consolidated assets of $50 billion or more to develop and maintain a capital plan that is reviewed and approved by its board of directors or a committee thereof. Capital plans are intended to allow the FRB to assess the BHC’s systems and processes of incorporating forward-looking projections of assets and liabilities, revenues and losses, and to monitor and maintain their internal capital adequacy. Under the Capital Plan Rule, each capital plan must address, among other capital actions, projected capital ratios under stress scenarios, planned dividends and other capital distributions, and share repurchases over a minimum nine quarter planning horizon. Prior to executing a capital plan, a non-objection notification must be received from the FRB. If the FRB objects to our capital plan, we may not make certain capital distributions until the FRB's non-objection to the distribution is received.
In January 2017, the FRB released a final rule that revises capital plan and stress test rules, whereby certain BHCs, including the Company, with less than $250 billion in total consolidated assets will no longer be subject to the qualitative component of the FRB’s annual CCAR. The final rule also modifies certain regulatory reports to collect additional information on nonbank assets and to reduce reporting burdens for large and noncomplex firms.
For additional information regarding Capital Planning and Stress Testing, refer to the "Capital Resources" section of Item 7, MD&A, in this Form 10-K.

Regulatory Regime for Swaps
The Dodd-Frank Act established a new comprehensive regulatory regime for the OTC swaps market, aimed at increasing transparency and reducing systemic risk in the derivatives markets, including requirements for central clearing, exchange trading, capital, margin, reporting, and recordkeeping. The Dodd-Frank Act requires that certain swap dealers register with one or both of the SEC and CFTC, depending on the nature of the swaps business. The Bank provisionally registered with the CFTC as a swaps dealer, subjecting the Bank to new requirements under this regulatory regime including trade reporting and record keeping requirements, business conduct requirements (including daily valuations, disclosure of material risks associated with swaps and disclosure of material incentives and conflicts of interest), mandatory clearing and exchange trading requirements for certain standardized swaps designated by the CFTC, and increased capital requirements established by the FRB. Subject to the SEC's finalization of certain rules applicable to security-based swaps, the Bank expects to register with the SEC as a security-based swap dealer. Such registration will subject the Bank’s security-based swaps business to similar Dodd-Frank Act requirements, including trade reporting, business conduct standards, recordkeeping, and potentially mandatory clearing and exchange requirements. In 2020, our derivatives business involving uncleared swaps is expected to become subject to margin requirements established by the FRB, which may exceed current market practice.
Resolution Planning
BHCs with total consolidated assets of $50 billion or more must submit resolution plans to the FRB and FDIC addressing the company's strategy for rapid and orderly resolution in case of material financial distress or failure.
The FRB and FDIC have widely promoted resolution plans as core elements of reforms intended to mitigate risks to the U.S. financial system, and to end the “too big to fail” status of the largest financial institutions. Covered institutions are expected to file their resolution plans annually, or at the direction of regulators, regardless of the financial condition or nature of operations of the institution. Preparation and review of these resolution plans is a major undertaking for covered financial institutions. If a plan is not credible, the Company and the Bank may be restricted in expansionary activities, or be subjected to more stringent capital, leverage, or liquidity requirements. The Company and the Bank submitted resolution plans to the FRB and FDIC in December 2015. During 2016, the FRB and FDIC waived the covered financial institutions' requirement to file their resolution plans. The FRB and FDIC provided feedback regarding the Company's and the Bank's 2015 resolution plans during 2017. The Company submitted its updated resolution plan to the FRB in December 2017. The Bank is developing its resolution plan to be responsive to feedback received and will submit its plan to the FDIC in 2018.
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

Deposit Insurance
The Bank’s depositors are insured by the FDIC up to the applicable limits, which is currently $250,000 per account ownership type. The FDIC provides deposit insurance through the DIF, which the FDIC maintains by assessing depository institutions, including the Bank, an insurance premium. The Dodd-Frank Act changed the statutory regime governing the DIF. By September 30, 2020, the FDIC must increase the amount in the deposit insurance fund to 1.35% of insured deposits, impose a premium on banks to reach this goal, and offset the effect of assessment increases for institutions with less than $10 billion in total consolidated assets. In March 2016, the FDIC issued a final rule to address this surcharge on banks by collecting those premiums from banks with more than $10 billion in consolidated assets. This surcharge began in the third quarter of 2016.

Source of Strength
FRB policy requires BHCs to act as a source of financial strength to each subsidiary bank and to commit resources to support each subsidiary. This policy was codified in the Dodd-Frank Act, though no regulations have been proposed to define the scope of this financial support.
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
OFAC has primary responsibility for administering and enforcing economic and trade sanctions, which are broad-based measures, derived from U.S. foreign policy and national security objectives. These sanctions are imposed on designated foreign countries and persons, terrorists, international narcotics traffickers, and persons involved in activities relating to proliferation of weapons of mass destruction. While the sanctions laws are separate from the BSA and AML laws, these regimes overlap in purpose. All U.S. persons must comply with U.S. sanctions laws. The Company must ensure that its operations, including its provision of services to clients, are designed to ensure compliance with U.S. sanctions laws. Among other things, the Company must block accounts of, and transactions with, sanctioned persons and report blocked transactions after their occurrence.
Over the past several years, federal banking regulators, FinCEN, and OFAC have increased supervisory and enforcement attention on U.S. anti-money laundering and sanctions laws, as evidenced by a significant increase in enforcement activity, including several high profile enforcement actions. Several of these actions have addressed violations of AML laws, U.S. sanctions laws, or both, resulting in the imposition of substantial civil monetary penalties. In both the BSA/AML and sanctions areas, enforcement actions have increasingly focused on publicly identifying individuals and holding those individuals, including compliance officers, accountable for deficiencies in BSA/AML compliance programs. State attorneys general and the DOJ have also pursued enforcement actions against banking entities alleged to have willfully violated AML and U.S. sanctions laws.

Consumer Financial Protection
The CFPB, established by the Dodd-Frank Act, has broad rulemaking, supervisory, and enforcement powers under various federal consumer financial protection laws. Furthermore, the CFPB is authorized to engage in consumer financial education, track consumer complaints, request data, and promote the availability of financial services to under-served consumers and communities. The CFPB has primary examination and enforcement authority over institutions with assets of $10 billion or more. We are subject to a number of federal and state consumer protection laws, including the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, and these laws’ respective state-law counterparts. The Company also is subject to state laws regarding unfair and deceptive acts and practices. Violations of applicable consumer protection laws can result in significant liability from litigation brought by customers, including actual damages, restitution, and attorneys’ fees. In addition, federal bank regulators, state attorneys general, and state and local consumer protection agencies may pursue remedies, such as imposition of regulatory sanctions and penalties, restrictions on expansionary activities, and requiring customer rescission rights.

Prompt Corrective Action
The federal banking agencies have broad powers with which to require companies to take prompt corrective action to resolve problems of insured depository institutions that do not meet minimum capital requirements. The law establishes five capital categories for this purpose: (i) well-capitalized, (ii) adequately capitalized, (iii) undercapitalized, (iv) significantly undercapitalized, and (v) critically undercapitalized. The Capital Rules amended the thresholds in the prompt corrective action framework to reflect the higher capital ratios required in the Capital Rules. Under the Capital Rules, to be considered well-capitalized, an institution generally must have risk-based Total capital and Tier 1 capital ratios of at least 10% and 6%, respectively, and must not be subject to any order or written directive to meet and maintain a specific capital level for any capital measure. While the prompt corrective action rules apply to banks and not BHCs, the FRB is authorized to take actions at the holding company level. The banking regulatory agencies are required to take mandatory supervisory actions, and have the discretion to take other actions, as to insured depository institutions in the three undercapitalized categories, the severity of which depends on the assigned capital category. For example, an insured depository institution is generally prohibited from paying dividends or making capital distributions if it would be undercapitalized as a result. An undercapitalized institution must submit a capital restoration plan, which must be guaranteed up to certain amounts by its parent holding company. Significantly undercapitalized institutions may be subject to various requirements and restrictions, such as mandates to sell voting stock, reduce total assets, and limit or prohibit the receipt of correspondent bank deposits. Critically undercapitalized institutions are subject to appointment of a receiver or conservator.
Volcker Rule
Through the “Volcker Rule,” the Dodd-Frank Act amends the BHC Act by generally prohibiting a banking entity from engaging in proprietary trading and investing in, sponsoring, or having certain other relationships with, a private equity, hedge fund, or certain other types of private funds. The term “banking entity” covers insured depository institutions, their holding companies, and certain other entities and their affiliates. There are limited exceptions to the prohibition on proprietary trading, such as trading in certain U.S. government or agency securities, engaging in certain underwriting or market-making activities, and certain hedging activities. There are also limited exceptions to the prohibitions on certain activities with covered private funds, such as for certain activities in connection with a banking entity's bona fide trust, fiduciary, or investment advisory business, as well as in connection with public welfare activities including low income housing finance. All permitted activities are subject to applicable federal or state laws, restrictions or limitations that may be imposed by the regulator, including capital and quantitative limitations as well as diversification requirements, and must not, among other things, pose a threat to the safety and soundness of the banking entity or the financial stability of the U.S. Further, the Volcker Rule's anti-evasion authority grant to the regulatory agencies requires them to impose extensive internal controls and recordkeeping requirements on banking organizations to ensure their compliance with the Volcker Rule.

Branching
The Dodd-Frank Act relaxed existing interstate branching restrictions by modifying the federal statute governing de novo interstate branching by state member banks. Consequently, a state member bank may open its initial branch in a state outside of the bank’s home state by way of an interstate bank branch, so long as a bank chartered under the laws of that state would be permitted to open a branch at that location.

Restrictions on Affiliate Transactions
There are limits and restrictions on transactions in which the Bank and its subsidiaries may engage with the Company and other Company subsidiaries. Sections 23A and 23B of the Federal Reserve Act and FRB's Regulation W, among other things, govern terms and conditions and limit the amount of extensions of credit, and the amount of collateral required to secure extensions of credit, by the Bank and its subsidiaries to the Company and other Company subsidiaries, and limit purchases of assets by the Bank and its subsidiaries from the Company and other Company subsidiaries. The Dodd-Frank Act significantly enhanced and expanded the scope and coverage of the limitations imposed by Sections 23A and 23B, specifically, by including derivative transactions as credit extensions subject to Section 23A and 23B. Furthermore, the Dodd-Frank Act requires that conforming collateral be maintained for the duration of covered transactions, rather than only at the time of the transaction. The FRB has increased its scrutiny of Regulation W transactions, and has supported its supervision over

Regulation W compliance with information received through the resolution planning process. The FRB has yet to amend Regulation W or provide guidance in light of the Dodd-Frank Act's changes to Sections 23A and 23B of the Federal Reserve Act.

Interchange Rules; “Durbin Amendment”
The Dodd-Frank Act, through a provision known as the “Durbin Amendment,” required the FRB to establish a cap on the interchange fees that merchants pay banks for electronic clearing of debit transactions. In 2011, the FRB issued final rules that significantly limit the amount of interchange fees a bank may charge for electronic debit transactions.

Incentive Compensation
In 2010, the FRB and other regulators jointly published final guidance for structuring incentive compensation arrangements at financial organizations. The guidance does not set forth any formulas or pay caps but contains certain principles that companies are required to follow with respect to employees and groups of employees that may expose the company to material amounts of risk. The three primary principles are (i) balanced risk-taking incentives, (ii) compatibility with effective controls and risk management, and (iii) strong corporate governance. The FRB monitors compliance with this guidance as part of its safety and soundness oversight.
In 2016, the FRB, SEC, and other regulators jointly published proposed rules on incentive compensation under Section 956 of the Dodd-Frank Act. The proposed rules would impose several substantive requirements on the form of our incentive compensation, including (i) requiring that incentive compensation payable to a “senior executive officer” or “significant-risk taker” be subject to a 7-year clawback requirement; (ii) requiring a substantial portion of incentive compensation payable to a “senior executive officer” or “significant-risk taker” to be deferred and subject to the risk of forfeiture; (iii) prohibiting the acceleration of incentive compensation that is required to be deferred, other than in the event of death or disability; (iv) limiting the amount of incentive compensation payable to “senior executive officers” and “significant risk-takers” for the attainment of performance measures in excess of target measures (to 125% and 150% of target for “senior executive officers” and “significant risk-takers,” respectively); and (v) requiring the implementation of an independent risk-monitoring framework. In July 2017, the SEC released its rulemaking agenda and did not include the rules under Section 956 of the Dodd-Frank Act. As a result, it is not certain when the final rules may be issued.
Privacy and Cyber-Security
We are subject to many U.S. federal, state, and international laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of our customers. The GLBA requires us to periodically disclose our privacy policies and practices relating to sharing such information and permits consumers to opt out of our ability to share information with unaffiliated third parties under certain circumstances. Other laws and regulations, at both the federal and state level, impact our ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. The GLBA also requires banking institutions to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures, for the protection of personal and confidential information, are in effect across all businesses and geographic locations.

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

Competition
We face competition from domestic and foreign lending institutions and numerous other providers of financial services. The Company competes using a client-centered model that focuses on working together as OneTeam to deliver high quality service, while offering a broad range of products and services. We believe this approach better positions us to increase loyalty and deepen existing relationships, while also attracting new customers. Furthermore, the Company maintains a strong presence within high-growth Southeast and Mid-Atlantic states, thereby enhancing its competitive position. While we believe the Company is well positioned within the highly competitive financial services industry, the industry could become even more competitive as a result of legislative, regulatory, economic, and technological changes, as well as continued consolidation. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to many of the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and with lower cost and capital structures. However, non-banking financial institutions may not have the same access to deposit funds or government programs and, as a result, those non-banking financial institutions may elect, as some have done, to become financial holding companies to gain such access. Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions, which could further alter the competitive environment in which we conduct business.

Employees
At December 31, 2017, the Company had 23,785 full-time equivalent employees. None of the domestic employees within the Company are subject to a collective bargaining agreement. Management considers its employee relations to be in good standing.
Additional Information
See also the following additional information, which is incorporated herein by reference: Business Segments (under the captions “Business Segments” and “Business Segment Results” in Item 7, MD&A, in this Form 10-K, and Note 20, “Business Segment Reporting,” to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Form 10-K); Net Interest Income (under the captions “Net Interest Income/Margin (FTE)” in the MD&A and “Selected Financial Data” in Item 6); Securities (under the caption “Securities Available for Sale” in the MD&A and Note 5 to the Consolidated Financial Statements); Loans and Leases (under the captions “Loans”, “Allowance for Credit Losses”, and “Nonperforming Assets” in the MD&A and “Loans” and “Allowance for Credit Losses” in Notes 6 and 7, respectively, to the Consolidated Financial Statements); Deposits (under the caption “Deposits” in the MD&A); Short-Term Borrowings (under the caption “Short-Term Borrowings” in the MD&A and Note 11, “Borrowings and Contractual Commitments,” to the Consolidated Financial Statements); Trading Activities and Trading Assets and Liabilities (under the caption “Trading Assets and Liabilities and Derivatives” in the MD&A and “Trading Assets and Liabilities and Derivatives” and “Fair Value Election and Measurement” in Notes 4 and 18, respectively, to the Consolidated Financial Statements); Market Risk Management (under the caption “Market Risk Management” in the MD&A); Liquidity Risk Management (under the caption “Liquidity Risk Management” in the MD&A); Credit Risk Management (under the caption “Credit Risk Management” in the MD&A); and Operational Risk Management (under the caption “Operational Risk Management” in the MD&A).
The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on the Company's investor relations website at http://investors.suntrust.com, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Furthermore, on the Company's investor relations website, the Bank makes available, under the heading "Governance" its (i) codes of ethics for the Board, senior financial officers, and employees, (ii) its Corporate Governance Guidelines, and (iii) the charters of SunTrust Board committees. Reports filed or furnished to the SEC are available at http://

www.sec.gov. The Company's 2017 Annual Report on Form 10-K is being distributed to shareholders in lieu of a separate annual report containing financial statements of the Company and its consolidated subsidiaries.

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
As a financial institution, we are subject to extensive state and federal regulation in the U.S. and in those jurisdictions outside of the U.S. where we conduct certain limited operations. This regulation, together with increased reporting and significant existing and proposed legislation and regulatory requirements, limit the manner in which we do business and may restrict our ability to compete in our current businesses; to engage in new or expanded business; to offer certain products and services; reduce or limit our revenue; subject us to increased and additional fees, assessments, or taxes; and otherwise adversely affect our business and operations. Our failure to comply with the laws, regulations, and rules governing our business may result in fines, sanctions (including restrictions on business activities), and damage to reputation. Further, regulators and bank supervisors continue to exercise qualitative supervision and regulation of our industry and specific business operations and related matters, such as resolution planning, AML and OFAC compliance programs, and incentive compensation. Any failure to satisfy regulators' substantive and qualitative expectations may adversely affect our business and operations. Violations of laws and regulations or deemed deficiencies in risk management or other qualitative practices also may be incorporated into the Company’s bank supervisory ratings. A downgrade in these ratings, or other regulatory actions and settlements, can limit the Company’s ability to pursue acquisitions or conduct other expansionary activities for a period of time and require new or additional regulatory approvals before engaging in certain other business activities.
Also, in general, the amounts paid by financial institutions in settlement of proceedings or investigations and the severity of other terms of regulatory settlements have been increasing dramatically. In some cases, governmental authorities have required criminal pleas, admissions of wrongdoing, imposed limitations on asset growth, managerial changes, or other extraordinary terms as part of such settlements, which could have significant consequences for a financial institution, including loss of customers, restrictions on the ability to access the capital markets, and the inability to operate certain businesses or offer certain products for a period of time. These enforcement trends also increase the exposure of financial institutions to civil litigation and reputational damage, leading to potential loss of customers.
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
For more detailed information regarding the regulatory framework to which we are subject, and a discussion of key aspects of the Dodd-Frank Act, see the “Regulation and Supervision” section within Item 1, “Business,” of this Form 10-K.

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
Additionally, our regulatory requirements increase as our size increases. We become subject to enhanced capital and/or liquidity requirements after our consolidated assets exceed $250 billion or our on-balance sheet foreign exposure exceeds $10 billion, and our regulators may expect us to begin voluntarily complying with those requirements as we approach that size.

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
Additionally, certain aspects of recent U.S. federal income tax reform could have a negative impact on our business. The 2017 Tax Act limited or eliminated certain income tax deductions, such as the net business interest expense deduction, the home mortgage interest deduction, and the deduction of interest on home equity loans. The limitation or elimination of these deductions, especially those that limit or eliminate the deductibility of interest paid on loans, could adversely affect demand for certain types of our products, such as home equity loans.
Our financial results have been, and may continue to be, materially affected by general economic conditions, and a deterioration of economic conditions or of the financial markets may materially adversely affect our lending and other businesses and our financial results and condition.
We generate revenue from the interest and fees we charge on the loans and other products and services we provide, and a substantial amount of our revenue and earnings come from the net interest income and fee income that we earn from our consumer and wholesale businesses. These businesses have been, and may continue to be, materially affected by the state of the U.S. economy. Although the U.S. economy has continued to gradually improve from the severely depressed levels experienced during the last economic recession, economic growth has been uneven. In addition, financial uncertainty stemming from changes in oil and commodity prices, a strong U.S. dollar, U.S. debt and budget matters, significant central bank stimulus, a changing interest rate environment in the U.S., geopolitical turmoil, uncertainty with regards to the U.S. political landscape and impacts of any changes in law, regulation, and policy, deceleration of economic activity in other large countries, as well as the uncertainty surrounding financial regulatory reform, have impacted and may continue to impact the continuing global economic recovery.
A prolonged period of slow growth in the U.S. economy or in any regional markets that we serve, any deterioration in economic conditions or the financial markets resulting from the above matters, or any other events or factors that may disrupt or dampen the economic recovery, could materially adversely affect our financial results and condition. Also, any further deterioration in global economic conditions could slow the recovery of the domestic economy, negatively impact the Company’s borrowers or other counterparties that have direct or indirect exposure to these regions, and/or contribute to a flat yield curve. Such global disruptions can undermine investor confidence, cause a contraction of available credit, or create market volatility, any of which could have significant adverse effects on the Company’s businesses, results of operations, financial condition and liquidity, even if the Company’s direct exposure to the affected region is limited.
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
Changes in the slope of the yield curve could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. The interest we earn on our assets and our costs to fund those assets may be affected by changes in market interest rates, changes in the slope of the yield curve, and our cost of funding. This could lower our net interest margin and our net interest income. We discuss these topics in greater detail in the “Enterprise Risk Management” and “Net Interest Income/Margin” sections of Item 7, MD&A, in this Form 10-K.
We assess our interest rate risk by estimating the effect on our earnings under various scenarios that differ based on assumptions about the direction, magnitude, and speed of interest rate changes and the slope of the yield curve. We hedge some of that interest rate risk with interest rate derivatives. These hedges may not be effective and may cause volatility or losses in our net interest income.

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
Changes in interest rates can affect prepayment assumptions, and thus, the fair value of our residential MSRs. A servicing right is the right to service a loan (collect principal, interest, and escrow amounts) for a fee. When interest rates fall, borrowers are usually more likely to prepay their loans by refinancing them at a lower rate. As the likelihood of prepayment increases, the fair value of our residential MSRs can decrease. We regularly evaluate the fair value of our residential MSRs and any related hedges, and any net decrease in the fair value reduces the fair value of the MSR asset, which in turn reduce earnings in the period in which the fair value reduction occurs.
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
We use financial instruments, including derivatives, to hedge the risk of changes in the fair value of mortgage loans held for sale and the fair value of residential MSRs, exclusive of decay. These hedges may not be effective and may cause volatility, or losses, in our net interest income, mortgage production and mortgage servicing income. We generally do not hedge all of our risk, and we may not be successful in hedging any of the risk. Hedging is a complex process, requiring sophisticated models and constant monitoring and re-balancing. We may use hedging instruments tied to U.S. Treasury rates, LIBOR, or Eurodollars that may not perfectly correlate with the value or income being hedged. We could incur significant losses from our hedging activities. There may be periods where we elect not to use derivatives and other instruments to hedge interest rate risk. For additional information, see Note 17, “Derivative Financial Instruments,” to the Consolidated Financial Statements in this Form 10-K.

Disruptions in our ability to access global capital markets may adversely affect our capital resources and liquidity.
In managing our consolidated balance sheet, we depend on access to global capital markets to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our clients. Other sources of contingency funding available to us include inter-bank borrowings, repurchase agreements, FHLB capacity, and borrowings from the Federal Reserve discount window. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt investors, our depositors or counterparties participating in the capital markets, or a downgrade of any of our debt ratings, may adversely affect our funding costs and our ability to raise funding and, in turn, our liquidity.

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
While we believe that our allowance for credit losses was appropriate at December 31, 2017, there is no assurance that it will be sufficient to cover all incurred credit losses. In the event of significant deterioration in economic conditions, we may be required to increase reserves in future periods, which would reduce our earnings and potentially capital. For additional information, see the “Risk Management—Credit Risk Management” and “Critical Accounting Policies—Allowance for Credit Losses” sections of Item 7, MD&A, in this Form 10-K.

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
We sell most of the mortgage loans that we originate to reduce our credit risk and to provide funding for additional loans. We rely on GSEs to purchase loans that meet their conforming loan requirements. Investor demand for nonconforming loans has fallen sharply, resulting in decreased origination of non-conforming loans, which reduces our revenue. When we retain a loan, not only do we keep the credit risk of the loan, but we also do not receive any sale proceeds that could be used to generate new loans. A persistent lack of liquidity could limit our ability to fund and thus originate new mortgage loans, reducing the fees we earn from originating and servicing loans. In addition, we cannot provide assurance that GSEs will not materially limit their purchases of conforming loans due to capital constraints or change their criteria for conforming loans (e.g., maximum loan amount or borrower eligibility). Proposals have been presented to reform the housing finance market in the U.S., including the role of the GSEs in the housing finance market. The extent and timing of any such regulatory reform of the housing finance market and the GSEs, as well as any effect on our business and financial results, are uncertain.

Loss of customer deposits could increase our funding costs.
We rely heavily on bank deposits as a low cost and stable source of funding for the loans we make. We compete with banks and other financial services companies for deposits. If our competitors raise the rates they pay on deposits, our funding costs may increase, either because we raise our rates to avoid losing deposits or because we lose deposits and must rely on more expensive sources of funding. Also, clients could pursue alternatives to bank deposits if clients perceive alternative investments as providing superior expected returns. When clients move money out of bank deposits in favor of alternative investments, we can lose a relatively inexpensive source of funds, increasing our funding costs. Clients typically move money from bank deposits to alternatives during a rising interest rate environment, an environment that the U.S. is currently experiencing and one that is expected to continue over the medium-term. Higher funding costs reduce our net interest margin and net interest income.

Any reduction in our credit rating could increase the cost of our funding from the capital markets.
The rating agencies regularly evaluate us, and their ratings are based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. Our failure to maintain those ratings could adversely affect the cost and other terms upon which we are able to obtain funding and increase our cost of capital. Credit ratings are one of numerous factors that influence our funding costs. A credit downgrade might also affect our ability to attract or retain deposits from commercial and corporate customers and our ability to conduct derivatives business with certain clients and counterparties and could trigger obligations by us to make cash payments to certain clients and counterparties. See the “Liquidity Risk Management” section of Item 7, MD&A, in this Form 10-K.
Legal Risks

We are subject to litigation, and our expenses related to this litigation may adversely affect our results.
From time to time we are subject to litigation in the course of our business. These claims and legal actions, including supervisory actions by our regulators, could involve large monetary claims and significant defense costs. Both the number of cases and our expenses related to those cases increased as a result of the Great Recession. The outcome of some of these cases is uncertain.
We establish reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. We may incur legal costs for a matter even if we have not established a reserve. In addition, the actual cost of resolving a legal claim may be substantially higher than any amounts reserved for that matter. The ultimate resolution of a pending legal proceeding, depending on the remedy sought and granted, could materially adversely affect our results of operations and financial condition.
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
Further, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there were in place at the time systems and procedures designed to ensure compliance. For example, we are subject to regulations issued by OFAC that prohibit financial institutions from participating in the transfer of property belonging to the governments of certain foreign countries and designated nationals of those countries. OFAC may impose penalties for inadvertent or unintentional violations even if reasonable processes are in place to prevent the violations. Additionally, federal regulators have pursued financial institutions with emerging theories of recovery under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”). Courts may uphold significant additional penalties on financial institutions, even where the financial institution had already reimbursed the government or other counterparties for actual losses.
Other Business Risks

We are subject to certain risks related to originating and selling mortgages. We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, or borrower fraud, and this could harm our liquidity, results of operations, and financial condition.
We originate and often sell mortgage loans. When we sell mortgage loans, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. An increase in the number of repurchase and indemnity demands from purchasers related to representations and warranties on loans sold could result in an increase in the amount of losses for loan repurchases.
Also, the Company bears a risk of loss of up to one-third of the incurred losses resulting from borrower defaults for multi-family commercial mortgage loans that the Company sells to Fannie Mae (and that Pillar sold to Fannie Mae prior to SunTrust’s acquisition of Pillar). See the discussion of “Commercial Mortgage Loan Loss Share Guarantee” in Note 16, “Guarantees,” to the Consolidated Financial Statements in this Form 10-K for additional information.
In addition to repurchase claims from the GSEs, we have received indemnification claims from, and in some cases, have been sued by, non-GSE purchasers of our loans. These claims allege that we sold loans that failed to conform to statements regarding the quality of the mortgage loans sold, the manner in which the loans were originated and underwritten, and the compliance of the loans with state and federal law. See additional discussion in Note 16, “Guarantees,” and Note 19, “Contingencies,” to the Consolidated Financial Statements in this Form 10-K.

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
We are a diversified financial services company, which we consider a positive in that it may enhance our growth prospects and may reduce our overall volatility. However, this diversity subjects our earnings to a broader variety of risks and uncertainties than if we were a less diversified company. Other businesses in addition to banking that we operate include investment banking, securities underwriting and market making, loan syndications, investment management and advice, and retail and wholesale brokerage services offered through our subsidiaries. These businesses entail significant market, operational, credit, legal, and other risks that could materially adversely impact us and our results of operations.

Negative public opinion could damage our reputation and adversely impact business and revenues.
As a financial institution, our earnings and capital are subject to risks associated with negative public opinion. The reputation of the financial services industry, in general, has been damaged as a result of the most recent financial crisis and other matters affecting the financial services industry, including mortgage foreclosure issues and recent sales-practices scandals. Negative public opinion regarding us could result from our actual or alleged conduct in any number of activities, including lending practices, a breach of client information, the failure of any product or service sold by us to meet our clients' expectations or applicable regulatory requirements, corporate governance and acquisitions, or from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and/or retain clients and personnel and can expose us to litigation and regulatory action. Actual or alleged conduct by one of our businesses can result in negative public opinion about our other businesses. Actual or alleged conduct by another financial institution can result in negative public opinion about the financial services industry in general and, as a result, adversely affect us.

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
The financial services industry is undergoing rapid technological change with frequent introductions of new technology-driven products and services. We have invested in technology and connectivity to automate functions previously performed manually, to facilitate the ability of customers to engage in financial transactions, and otherwise to enhance the customer experience with respect to our products and services. On the retail side, this has included developments such as more sophisticated ATMs and expanded access to banking transactions through the internet, smart phones, tablets and other remote devices. This has allowed us to better serve our clients and to reduce costs. Our continued success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that satisfy customer demands, including demands for faster and more secure payment services, to create efficiencies in our operations, and to integrate those offerings with legacy platforms or to update those legacy platforms. A failure to maintain or enhance our competitive position with respect to technology, whether because we fail to anticipate customer expectations or because our technological developments fail to perform as desired or are not rolled out in a timely manner, may cause us to lose market share or incur additional expense.

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

We may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of changes in the marketplace, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategies.
Our success depends upon the ability to attract and retain highly motivated, well-qualified personnel. We face significant competition in the recruitment of qualified employees. Our ability to execute our business strategy and provide high quality service may suffer if we are unable to recruit or retain a sufficient number of qualified employees or if the costs of employee compensation or benefits increase substantially. Further, in June 2010, the Federal Reserve and other federal banking regulators jointly issued comprehensive final guidance designed to ensure that incentive compensation policies do not undermine the safety and soundness of banking organizations by encouraging employees to take imprudent risks. This regulation significantly affects the amount, form, and context in which we pay incentive compensation. Additionally, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the SEC have jointly proposed rules which affect incentive compensation. These rules, if finalized, may adversely affect us by imposing costs and restrictions on certain of our businesses which are not imposed on non-bank competitors.

Other Risks

Our framework for managing risks may not be effective in mitigating risk and loss to us.
Our risk management framework seeks to mitigate risk and loss to us. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, reputational risk, and legal, model and compliance risk, among others. However, as with any risk management framework, there are inherent limitations to our risk management strategies as risks may exist, or develop in the future, that we have not appropriately anticipated or identified. The most recent financial crisis and resulting regulatory reform highlighted both the importance and some of the limitations of managing unanticipated risks. If our risk management framework proves ineffective, we could suffer unexpected losses and could be materially adversely affected.

Our controls and procedures may not prevent or detect all errors or acts of fraud.
Our controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is accurately accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met, due to certain inherent limitations. These limitations include the realities that judgments in decision making can be faulty, that alternative reasoned judgments can be drawn, or that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected, which could result in a material weakness in our internal controls over financial reporting and/or the restatement of previously filed financial statements.

We are at risk of increased losses from fraud.
Criminals committing fraud increasingly are using more sophisticated techniques and in some cases are part of larger criminal rings, which allow them to be more effective.
Fraudulent activity has taken many forms and escalates as more tools for accessing financial services emerge, such as real-time payments. Fraud schemes are broad and continuously evolving and include such things as debit card/credit card fraud, check fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information, or impersonation of our clients through the use of falsified or stolen credentials. Additionally, an individual or business entity may properly identify themselves, yet seek to establish a business relationship for the purpose of perpetrating fraud. An emerging type of fraud even involves the creation of synthetic identification in which fraudsters “create” individuals for the purpose of perpetrating fraud. Further, in addition to fraud committed against us, we may suffer losses as a result of fraudulent activity committed against third parties. Increased deployment of technologies, such as chip card technology, defray and reduce aspects of fraud; however, criminals are turning to other sources to steal personally identifiable information, such as unaffiliated healthcare providers and government entities, in order to impersonate the consumer to commit fraud. Many of these data compromises have been widely reported in the media. Further, as a result of the increased sophistication of fraud activity, we have increased our spending on systems and controls to detect and prevent fraud. This will result in continued ongoing investments in the future.

Our operational and communications systems and infrastructure may fail or may be the subject of a breach or cyber-attack that, if successful, could adversely affect our business and disrupt business continuity.
We depend on our ability to process, record, and monitor a large number of client transactions and to communicate with clients and other institutions on a continuous basis. As client, industry, public, and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns, whether as a result of events beyond our control or otherwise.
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
Although we have business continuity plans and other safeguards in place, our operations and communications may be adversely affected by significant and widespread disruption to our systems and infrastructure that support our businesses and clients. While we continue to evolve and modify our business continuity plans, there can be no assurance in an escalating threat environment that they will be effective in avoiding disruption and business impacts. Our insurance may not be adequate to compensate us for all resulting losses, and the cost to obtain adequate coverage may increase for us or the industry.
Security risks for financial institutions such as ours have dramatically increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication, resources and activities of hackers, terrorists, activists, organized crime, and other external parties, including nation state actors. In addition, to access our products and services, clients may use devices or software that are beyond our control environment, which may provide additional avenues for attackers to gain access to confidential information. Although we have information security procedures and controls in place, our technologies, systems, networks, and clients' devices and software may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, change, or destruction of our or our clients' confidential, proprietary and other information (including personal identifying information of individuals), or otherwise disrupt our or our clients' or other third parties' business operations. Other U.S. financial institutions and financial service companies have reported breaches in the security of their websites or other systems, including attempts to shut down access to their networks and systems in an attempt to extract compensation from them to regain control. Financial institutions, including SunTrust, have experienced distributed denial-of-service attacks, a sophisticated and targeted attack intended to disable or degrade internet service or to sabotage systems.
We and others in our industry are regularly the subject of attempts by attackers to gain unauthorized access to our networks, systems, and data, or to obtain, change, or destroy confidential data (including personal identifying information of individuals) through a variety of means, including computer viruses, malware, and phishing. In the future, these attacks may result in unauthorized individuals obtaining access to our confidential information or that of our clients, or otherwise accessing, damaging, or disrupting our systems or infrastructure.
We are continuously developing and enhancing our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access. This continued development and enhancement will require us to expend additional resources, including to investigate and remediate any information security vulnerabilities that may be detected. Despite our ongoing investments in security resources, talent, and business practices, we are unable to assure that any security measures will be effective.
If our systems and infrastructure were to be breached, damaged, or disrupted, or if we were to experience a loss of our confidential information or that of our clients, we could be subject to serious negative consequences, including disruption of our operations, damage to our reputation, a loss of trust in us on the part of our clients, vendors or other counterparties, client attrition, reimbursement or other costs, increased compliance costs, significant litigation exposure and legal liability, or regulatory fines, penalties or intervention. Any of these could materially and adversely affect our results of operations, our financial condition, and/or our share price.

A disruption, breach, or failure in the operational systems and infrastructure of our third party vendors and other service providers, including as a result of cyber-attacks, could adversely affect our business.
Third parties perform significant operational services on our behalf. These third parties with whom we do business or that facilitate our business activities, including exchanges, clearing houses, central clearing counterparties, financial intermediaries, or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. In particular, operating our business requires us to provide access to client and other sensitive Company information to our contractors, consultants, and other third parties and authorized entities. Controls and oversight mechanisms are in place that are designed to limit access to this information and protect it from unauthorized disclosure, theft, and disruption. However, control systems and policies pertaining to system access are subject to errors in design, oversight failure, software failure, human error, intentional subversion or other compromise resulting in theft, error, loss, or inappropriate use of information or systems to commit fraud, cause embarrassment to us or our executives or to gain competitive advantage. In addition, regulators expect financial institutions to be responsible for all aspects of their performance, including aspects which they delegate to third parties. If a disruption, breach, or failure in the system or infrastructure of any third party with whom we do business occurred, our business may be materially and adversely affected in a manner similar to if our own systems or infrastructure had been compromised. As has been the case in other major system events in the U.S., our systems and infrastructure may also be attacked, compromised, or damaged as a result of, or as the intended target of, any disruption, breach, or failure in the systems or infrastructure of any third party with whom we do business.

Natural disasters and other catastrophic events could have a material adverse impact on our operations or our financial condition and results.
The occurrence of catastrophic events, such as hurricanes, tropical storms, tornados, winter storms, wildfires, earthquakes, mudslides, floods, and other large scale catastrophes, could adversely affect our financial condition or results of operations. We have significant operations and customers along the Gulf and Atlantic coasts as well as other regions of the U.S., which could be adversely impacted by hurricanes, tornados, and other severe weather in those areas. Unpredictable natural and other disasters could have an adverse effect on us in that such events could materially disrupt our operations or the ability or willingness of our customers to access the financial services that we offer, including adverse impacts on our borrowers to timely repay their loans and the value of any collateral that we hold. These events could reduce our earnings and cause volatility in our financial results for any fiscal quarter or year and have a material adverse effect on our financial condition or results of operations.
Although we have business continuity plans and other safeguards in place, our operations and communications may be adversely affected by natural disasters or other catastrophic events and there can be no assurance that such business continuity plans will be effective.

The soundness of other financial institutions could adversely affect us.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, central clearing counterparties, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, in the past have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of our exposure. There is no assurance that any such losses would not materially and adversely affect our results of operations.

We depend on the accuracy and completeness of information about clients and counterparties.
In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. If the information that we rely on is not accurate or complete, our decisions about extending credit or entering into other transactions with clients or counterparties could be adversely affected, and we could suffer defaults, credit losses, or other negative consequences as a result.

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

Depressed market values for our stock and adverse economic conditions sustained over a period of time may require us to write down all or some portion of our goodwill.
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
Our stock price can fluctuate widely in response to a variety of factors including, but not limited to:

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
General market fluctuations, industry factors, and general economic and political conditions and events, such as cyber or terrorist attacks, economic slowdowns or recessions, interest rate changes, credit loss trends, or currency fluctuations, also could cause our stock price to decrease regardless of operating results. For the above and other reasons, the market price of our securities may not accurately reflect the underlying value of our securities, and you should consider this before relying on the market prices of our securities when making an investment decision.

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
We are a separate and distinct legal entity from our subsidiaries, including the Bank. We receive substantially all of our revenue from dividends from our subsidiaries and other investments. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that our Bank and certain of our nonbank subsidiaries may pay us. Also, our right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors. Limitations on our ability to receive dividends from our subsidiaries could have a material adverse effect on our liquidity and on our ability to pay dividends on our common stock. Additionally, if our subsidiaries' earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common shareholders.

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
Our principal executive offices are located in SunTrust Plaza, Atlanta, Georgia. The 60-story office building is majority-owned by SunTrust Banks, Inc. At December 31, 2017, the Bank operated 1,268 full-service banking offices, of which 560 were owned and the remainder were leased. Full-service banking offices are located primarily in Florida, Georgia, Virginia, North Carolina, Tennessee, Maryland, South Carolina, and the District of Columbia. See Note 8, “Premises and Equipment,” to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding our properties.

Item 3.	LEGAL PROCEEDINGS
The Company and its subsidiaries are parties to numerous claims and lawsuits arising in the normal course of its business activities, some of which involve claims for substantial amounts. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that none of these matters, when resolved, will have a material effect on the Company’s consolidated results of operations, cash flows, or financial condition. For additional information, see Note 19, “Contingencies,” to the Consolidated Financial Statements in Item 8 of this Form 10-K, which is incorporated by reference into this Item 3.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The principal market in which SunTrust common stock is traded is the NYSE (symbol “STI”). For the quarterly high and low sales prices of SunTrust common stock for the last two years, see Table 30 in Item 7 of this Form 10-K, which is incorporated by reference into this Item 5. During the year ended December 31, 2017, SunTrust paid a quarterly dividend on common stock of $0.26 per common share for the first and second quarters and $0.40 per common share for the third and fourth quarters, compared to a quarterly dividend on common stock of $0.24 per common share for the first and second quarters of 2016 and $0.26 per common share for the third and fourth quarters of 2016. SunTrust common stock was held by 21,731 holders of record at December 31, 2017. See the “Equity Securities” section of this Item 5 for information on share repurchase activity, publicly announced plans and programs, and the remaining repurchase authority under the announced plans and programs.

Please also refer to Item 1, “Business,” for a discussion of restrictions that may affect SunTrust's ability to pay dividends, Item 1A, “Risk Factors,” for a discussion of some risks related to SunTrust's dividends, and the “Capital Resources” section of Item 7 for a discussion of dividends paid during the year and factors that may affect future levels of dividends.
The information under the caption “Equity Compensation Plans” in the Company's definitive Proxy Statement to be filed with the SEC is incorporated by reference into this Item 5.
The following graph and table compare the cumulative total shareholder return on SunTrust common stock compared to the cumulative total return of the S&P 500 Index and the S&P 500 Banks Industry Index for the five years commencing December 31, 2012 (at market close) and ending December 31, 2017. The foregoing analysis assumes simultaneous initial investments of $100 and the reinvestment of all dividends in SunTrust common stock and in each of the above indices.

	Cumulative Total Return for the Years Ended December 31
	2012	2013	2014	2015	2016	2017
SunTrust	$100.00	$131.08	$151.69	$158.43	$206.54	$248.19
S&P 500 Index	100.00	132.04	149.89	151.94	169.82	206.49
S&P 500 Banks Industry Index	100.00	135.28	155.99	157.27	194.35	237.57

Equity Securities
Issuer purchases of equity securities during the year ended December 31, 2017 are presented in the following table:

	Common Stock [1]
	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Equity that May Yet Be Purchased Under the Plans or Programs at Period End (in millions)
January 1 - 31	—	$—	—	$480
February 1 - 28	1,904,300	59.54	1,904,300	367
March 1 - 31 [2]	5,108,154	58.85	2,110,532	240
Total during first quarter of 2017	7,012,454	59.04	4,014,832	240

April 1 - 30	2,281,000	57.17	2,281,000	110
May 1 - 31	1,898,455	57.73	1,898,455	—
June 1 - 30	—	—	—	—
Total during second quarter of 2017	4,179,455	57.42	4,179,455	—

July 1 - 31	1,721,800	57.14	1,721,800	1,222
August 1 - 31	4,045,893	57.25	4,045,893	990
September 1 - 30	—	—	—	990
Total during third quarter of 2017	5,767,693	57.22	5,767,693	990

October 1 - 31	—	—	—	990
November 1 - 30	2,309,008	59.14	2,309,008	853
December 1 - 31	3,004,832	64.37	3,004,832	660
Total during fourth quarter of 2017	5,313,840	62.10	5,313,840	660

Total year-to-date 2017	22,273,442	$58.99	19,275,820	$660
1 During the year ended December 31, 2017, no shares of SunTrust common stock were surrendered by participants in SunTrust's employee stock option plans, where participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock that the participant already owns. SunTrust considers any such shares surrendered by participants in SunTrust's employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs.
2 During March 2017, the Company repurchased $174 million of its outstanding common stock at market value under the 1% of Tier 1 capital de minimis exception allowed under the applicable 2016 Capital Plan Rule. This repurchase was incremental to and separate from the $960 million of authorized share repurchases under the Company's 2016 capital plan submitted in connection with the 2016 CCAR.

During the second quarter of 2017, the Company completed its authorized repurchases of common equity under the 2016 CCAR capital plan, which the Company initially announced on June 29, 2016 and which effectively expired on June 30, 2017.
On June 28, 2017, the Company announced that the Federal Reserve had no objections to the repurchase of up to $1.32 billion of the Company's outstanding common stock to be completed between July 1, 2017 and June 30, 2018, as part of the Company's 2017 capital plan submitted in connection with the 2017 CCAR. During the second half of 2017, the Company repurchased $660 million of its outstanding common stock at market value as part of this publicly announced 2017 capital plan. At December 31, 2017, the Company had $660 million of remaining common stock repurchase capacity available under its 2017 capital plan (reflected in the table above).
At December 31, 2017, a total of 7.1 million Series A and B warrants to purchase the Company's common stock remained outstanding. The Series A and B warrants have expiration dates of December 2018 and November 2018, respectively.

The Company did not repurchase any of its Series A Preferred Stock Depositary Shares, Series B Preferred Stock, Series E Preferred Stock Depositary Shares, Series F Preferred Stock Depositary Shares, Series G Preferred Stock Depositary Shares, or Series H Preferred Stock Depositary Shares during the year ended December 31, 2017, and there was no unused Board authority to repurchase any shares of Series A Preferred Stock Depositary Shares, Series B Preferred Stock, Series E Preferred Stock Depositary Shares, Series F Preferred Stock Depositary Shares, Series G Preferred Stock Depositary Shares, or the Series H Preferred Stock Depositary Shares. As previously announced, the Company intends to redeem all outstanding Series E Preferred Stock Depositary Shares on March 15, 2018 in accordance with the terms of the Series E Preferred Stock Depositary Shares.
See Note 13, "Capital," to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the Company's equity securities.

Item 6. SELECTED FINANCIAL DATA
	Year Ended December 31
(Dollars in millions and shares in thousands, except per share data)	2017	2016	2015	2014	2013
Summary of Operations:
Interest income	$6,387	$5,778	$5,265	$5,384	$5,388
Interest expense	754	557	501	544	535
Net interest income	5,633	5,221	4,764	4,840	4,853
Provision for credit losses	409	444	165	342	553
Net interest income after provision for credit losses	5,224	4,777	4,599	4,498	4,300
Noninterest income	3,354	3,383	3,268	3,323	3,214
Noninterest expense [1]	5,764	5,468	5,160	5,543	5,831
Income before provision for income taxes	2,814	2,692	2,707	2,278	1,683
Provision for income taxes [1]	532	805	764	493	322
Net income attributable to noncontrolling interest	9	9	10	11	17
Net income	$2,273	$1,878	$1,933	$1,774	$1,344
Net income available to common shareholders	$2,179	$1,811	$1,863	$1,722	$1,297
Adjusted net income available to common shareholders [2]	$2,179	$1,811	$1,863	$1,729	$1,476
Net interest income-FTE [2]	$5,778	$5,359	$4,906	$4,982	$4,980
Total revenue	8,987	8,604	8,032	8,163	8,067
Total revenue-FTE [2]	9,132	8,742	8,174	8,305	8,194
Total adjusted revenue-FTE [2]	9,132	8,742	8,174	8,200	8,257
Net income per average common share:
Diluted	$4.47	$3.60	$3.58	$3.23	$2.41
Adjusted diluted [2]	4.47	3.60	3.58	3.24	2.74
Basic	4.53	3.63	3.62	3.26	2.43
Dividends declared per common share	1.32	1.00	0.92	0.70	0.35
Book value per common share	47.94	45.38	43.45	41.32	38.39
Tangible book value per common share [2]	34.82	32.95	31.45	29.62	26.79
Market capitalization	30,417	26,942	21,793	21,978	19,734
Period End Balances:
Total assets	$205,962	$204,875	$190,817	$190,328	$175,335
Earning assets	182,710	184,610	172,114	168,678	156,856
LHFI	143,181	143,298	136,442	133,112	127,877
ALLL	1,735	1,709	1,752	1,937	2,044
Consumer and commercial deposits	159,795	158,864	148,921	139,234	127,735
Long-term debt	9,785	11,748	8,462	13,022	10,700
Total shareholders’ equity	25,154	23,618	23,437	23,005	21,422
Selected Average Balances:
Total assets	$204,931	$199,004	$188,892	$182,176	$172,497
Earning assets	184,212	178,825	168,813	162,189	153,728
LHFI	144,216	141,118	133,558	130,874	122,657
Intangible assets including residential MSRs	8,034	7,545	7,604	7,630	7,535
Residential MSRs	1,615	1,190	1,250	1,255	1,121
Consumer and commercial deposits	159,549	154,189	144,202	132,012	127,076
Long-term debt	11,065	10,767	10,873	12,359	9,872
Preferred stock	1,792	1,225	1,225	800	725
Total shareholders’ equity	24,301	24,068	23,346	22,170	21,167
Average common shares - diluted	486,954	503,466	520,586	533,391	539,093
Average common shares - basic	481,339	498,638	514,844	527,500	534,283
Financial Ratios:
Effective tax rate [1]	19%	30%	28%	22%	19%
ROA	1.11	0.94	1.02	0.97	0.78
ROE	9.72	7.97	8.46	8.10	6.38
ROTCE [2]	13.39	10.91	11.75	11.49	9.37
Net interest margin	3.06	2.92	2.82	2.98	3.16
Net interest margin-FTE [2]	3.14	3.00	2.91	3.07	3.24
Efficiency ratio [1]	64.14	63.55	64.24	67.90	72.28
Efficiency ratio-FTE [1,2]	63.12	62.55	63.13	66.74	71.16
Tangible efficiency ratio-FTE [1,2]	62.30	61.99	62.64	66.44	70.89
Adjusted tangible efficiency ratio-FTE 1, [2]	61.04	61.99	62.64	63.34	65.27
Total average shareholders’ equity to total average assets	11.86	12.09	12.36	12.17	12.27
Tangible common equity to tangible assets [2]	8.21	8.15	8.67	8.44	8.50
Common dividend payout ratio	29.1	27.5	25.5	21.5	14.5

Item 6. SELECTED FINANCIAL DATA (continued)
	Year Ended December 31
	2017	2016	2015	2014	2013
Capital Ratios at period end [3]:
CET1 (Basel III)	9.74%	9.59%	9.96%	N/A	N/A
CET1 - fully phased-in (Basel III) [2]	9.59	9.43	9.80	N/A	N/A
Tier 1 common equity (Basel I)	N/A	N/A	N/A	9.60%	9.82%
Tier 1 capital	11.15	10.28	10.80	10.80	10.81
Total capital	13.09	12.26	12.54	12.51	12.81
Leverage	9.80	9.22	9.69	9.64	9.58
1 Amortization expense related to qualified affordable housing investment costs is recognized in Provision for income taxes for all periods presented as allowed by an accounting standard adopted in 2014. Prior to 2014, these amounts were recognized in Other noninterest expense and have been reclassified for comparability as presented. See Table 30 in the MD&A (Item 7) for additional information.
2 See Table 30 in the MD&A (Item 7) for a reconcilement of non-U.S. GAAP measures and additional information.
3 Basel III Final Rules became effective for the Company on January 1, 2015; thus, Basel III CET1 ratios are not applicable ("N/A") in periods ending prior to January 1, 2015 and Basel I Tier 1 common equity ratio is N/A in periods ending after January 1, 2015. Tier 1 capital, Total capital, and Leverage ratios for periods ended prior to January 1, 2015 were calculated under Basel I. The CET1 ratio on a fully phased-in basis at December 31, 2017, 2016, and 2015 is estimated.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Important Cautionary Statement About Forward-Looking Statements
This report contains forward-looking statements. Statements regarding: (i) future levels of capital markets related income, commercial real estate related income, interest income, net interest margin, core personnel and other expenses, efficiency, the net charge-off ratio, the provision for loan losses, net charge-offs, capital returns, rates paid on deposits, investments in talent and technology, our capital ratios, and share repurchases; (ii) the future effects of the 2017 Tax Act and tax reform; (iii) the future profitability of our Consumer segment; (iv) the asset sensitivity of our balance sheet and our exposure to interest rate risk in future periods; (v) the future growth in our Wholesale segment; (vi) the future effective tax rate; (vii) future changes in the size and composition of the securities AFS portfolio; (viii) the future effect of the redemption of our Series E Preferred Stock on our capital ratios; (ix) future impacts of ASUs not yet adopted; (x) future impacts of liabilities arising from legal claims; and (xi) future credit ratings and outlook, are forward-looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “target,” “forecast,” “future,” “strategy,” “goal,” “initiative,” “plan,” “opportunity,” “potentially,” “probably,” “project,” “outlook,” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Such statements are based upon the current beliefs and expectations of management and on information currently available to management. They speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.
Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Part I, Item 1A., "Risk Factors" in this Form 10-K and also include risks discussed in this report and in other periodic reports that we file with the SEC. Additional factors include: current and future legislation and regulation could require us to change our business practices, reduce revenue, impose additional costs, or otherwise adversely affect business operations or competitiveness; we are subject to stringent capital adequacy and liquidity requirements and our failure to meet these would adversely affect our financial condition; the monetary and fiscal policies of the federal government and its agencies could have a material adverse effect on our earnings; our financial results have been, and may continue to be, materially affected by general economic conditions, and a deterioration of economic conditions or of the financial markets may materially adversely affect our lending and other businesses and our financial results and condition; changes in market interest rates or capital markets could adversely affect our revenue and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity; interest rates on our outstanding financial instruments might be subject to change based on regulatory developments, which could adversely affect our revenue, expenses, and the value of those financial instruments; our earnings may be affected by volatility in mortgage production and servicing revenues, and by changes in carrying values of our servicing assets and mortgages held for sale due to changes in interest rates; disruptions in our ability to access global capital markets may adversely affect our capital resources and liquidity; we are subject to credit risk; we may have more credit risk and higher credit losses to the extent that our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral; we rely on the mortgage secondary market and GSEs for some of our liquidity; loss of customer deposits could increase our funding costs; any reduction in our credit rating could increase the cost of our funding from the capital markets; we are subject to litigation, and our expenses related to this litigation may adversely affect our results; we may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations; we are subject to certain risks related to originating and selling mortgages, and may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, or borrower fraud, and this could harm our liquidity, results of operations, and financial condition; we face risks as a servicer of loans; consumers and small businesses may decide not to use banks to complete their financial transactions, which could affect net income; we have businesses other than banking which subject us to a variety of risks; negative public opinion could damage our reputation and adversely impact business and revenues; we may face more intense scrutiny of our sales, training, and incentive compensation practices; we rely on other companies to provide key components of our business infrastructure; competition in the financial services industry is intense and we could lose business or suffer margin declines as a result; we continually encounter technological change and must effectively develop and implement new technology; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we depend on the expertise of key personnel, and if these individuals leave or change their roles without effective replacements, operations may suffer; we may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategies; our framework for managing risks may not be effective in mitigating risk and loss to us; our controls and procedures may not prevent or detect all errors or acts of fraud; we are at risk of increased losses from fraud; our operational and communications systems and infrastructure may fail or may be the subject of a breach or cyber-attack that, if successful, could adversely affect our business and disrupt business continuity; a disruption, breach, or failure in the operational systems and infrastructure of our third party vendors and other service providers, including as a result of cyber-attacks, could adversely affect our business; natural disasters and other catastrophic events could have a material adverse impact on our operations or our financial condition and results; the soundness of other financial institutions could adversely affect us; we depend on the accuracy and completeness of information about clients and counterparties; our accounting policies and processes are critical to how we report our financial condition and results of operation, and they require management to make estimates about matters that are uncertain; depressed market values for our stock and adverse economic conditions sustained over a period of time may require us to write down all or some portion of our goodwill; our stock price can be volatile; we might not pay dividends on our stock; our ability to receive dividends from our subsidiaries or other investments could affect our liquidity and ability to pay dividends; and certain banking laws and certain provisions of our articles of incorporation may have an anti-takeover effect.

INTRODUCTION
We are a leading provider of financial services, with our headquarters located in Atlanta, Georgia. Our principal subsidiary, SunTrust Bank, offers a full line of financial services for consumers, businesses, corporations, institutions, and not-for-profit entities, both through its branches (located primarily in Florida, Georgia, Virginia, North Carolina, Tennessee, Maryland, South Carolina, and the District of Columbia) and through other national delivery channels. In addition to deposit, credit, and trust and investment services offered by the Bank, our other subsidiaries provide capital markets, mortgage banking, securities brokerage, investment banking, and wealth management services. We operate two business segments: Consumer and Wholesale, with functional activities included in Corporate Other. See Note 20, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-K for a description of our business segments and related business segment structure realignment from three segments to two segments in the second quarter of 2017.
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

EXECUTIVE OVERVIEW
Financial Performance
We delivered another year of strong financial performance in 2017, marking the sixth consecutive year of higher EPS, improved efficiency, and increased capital returns for our shareholders. We enjoyed solid revenue growth across both of our business segments, led by growth in net interest income as well as a significant year-over-year increase in noninterest income for our Wholesale segment. While we benefited from a favorable operating environment in 2017, a key driver of our performance was our improved executional abilities, as we are meeting more client needs and demonstrating solid discipline on expenses and returns. Diluted EPS for 2017 was $4.47, up 24% relative to 2016. EPS included $0.39 per share in net benefits associated with Form 8-K and tax reform-related items recognized during the fourth quarter of 2017, summarized in Table 1 below. These items included actions we announced in our December 4, 2017 Form 8-K as well as the impact of the 2017 Tax Act, including actions we took as a result to better position the Company for improved long-term success.

2017 Financial Highlights:

•	EPS, efficiency, and capital returns for our shareholders improved for the sixth consecutive year

◦	Total revenue and net interest income both improved for the third consecutive year

◦	We generated record investment banking income for the 10th consecutive year—up 21% compared to 2016

◦	We achieved our 2017 tangible efficiency goal of between 61% and 62%, as reflected in our adjusted tangible efficiency ratio* of 61.0% for 2017

◦
Our strong capital position enabled us to increase our capital returns (which includes dividends and repurchases of common stock)—up 47% compared to 2016; we repurchased more than $1.3 billion of our outstanding common stock, resulting in a 4% decline in common shares outstanding compared to the prior year, and we increased our quarterly common stock dividend by 54%

•
We maintained strong capital ratios that continue to be well above regulatory requirements, with our CET1 and estimated, fully phased-in CET1* ratios at 9.74% and 9.59%, respectively, as of December 31, 2017

•	Book value per share was $47.94, and tangible book value per share* was $34.82, both up 6% from the prior year

•	Our LCR was above the regulatory requirement of 100%

•	Average LHFI increased 2% and average consumer and commercial deposits increased 3%, compared to the prior year

•	Our asset quality remained very strong, evidenced by our 0.25% net charge-off ratio, 0.47% NPL ratio, and 1.21% ALLL to period-end LHFI ratio
* : See Table 30 in this MD&A for a reconcilement of non-U.S. GAAP measures and additional information

Form 8-K and Tax Reform-related Items Impacting 4th Quarter and Full Year 2017 Results			Table 1
			Impacted Line Item in the Consolidated Statements of Income
(Dollars in millions)
Form 8-K items previously announced on December 4, 2017:
Gain on sale of Premium Assignment Corporation ("PAC") subsidiary	$107		Gain on sale of subsidiary
Net charge related to efficiency actions	(36)		Other staff expense; Other noninterest expense
Tax impact of above items (tax expense)	(29)	[1]	Provision for income taxes
SunTrust Mortgage ("STM") state NOL valuation allowance adjustment (tax expense)	(27)	[1]	Provision for income taxes
Net benefit of Form 8-K items (after-tax)	$16	[2]
Tax reform-related items:
Charitable contribution to support financial well-being initiatives	($50)		Marketing and customer development
Discretionary 401(k) contribution and other employee benefits	(25)		Employee compensation and benefits
Securities available for sale ("securities AFS") portfolio restructuring losses	(109)		Net securities (losses)/gains
Loss arising from anticipated sale of servicing rights	(5)		Mortgage servicing related income
Tax impact of above items (tax benefit)	70	[1]	Provision for income taxes
Revaluation of net deferred tax liability and other discrete tax items (tax benefit)	291		Provision for income taxes
Net benefit of tax reform-related items (after-tax)	$172

Net benefit of Form 8-K and tax reform-related items (after-tax)	$188

[1] Amounts are calculated using a federal statutory rate of 35% and are adjusted for permanent items, if applicable. [2] Amount does not foot as presented due to rounding.

Total revenue for 2017 increased 4% compared to 2016 driven largely by higher net interest income and strong investment banking and commercial real estate related income. Net interest income increased 8% relative to 2016 due to net interest margin expansion and growth in average earning assets, partially offset by an increase in average interest-bearing liabilities. Noninterest income decreased 1% compared to 2016, driven primarily by lower mortgage production related income, offset largely by higher investment banking and commercial real estate related income. Looking to the first quarter of 2018, we expect capital markets-related income to rebound and commercial real estate related income to decline from a seasonally strong fourth quarter of 2017 level.
Our net interest margin increased 14 basis points compared to 2016, driven primarily by higher earning asset yields arising from higher benchmark interest rates, continued favorable mix shift in earning assets, and lower premium amortization, offset partially by higher funding costs. Looking to the first quarter of 2018, we expect net interest margin to increase up to two basis points compared to the fourth quarter of 2017 as the benefit of the December Fed Funds rate increase is mostly offset by the change in our FTE calculation as a result of the 2017 Tax Act. Beyond that, we anticipate that net interest margin trends will depend on the interest rate environment; however, we do expect some net interest margin expansion in 2018 if interest rates continue to rise.
During the fourth quarter of 2017, we sold and subsequently reinvested approximately $3 billion of securities AFS with a similar mix and higher yields (primarily within U.S. Treasury securities and agency residential MBS), which we expect will increase annual interest income by approximately $20 million beginning in 2018, all else being equal. See additional discussion related to revenue, noninterest income, and net interest income and margin in the "Noninterest Income" and "Net Interest Income/Margin" sections of this MD&A. Also in this MD&A, see Table 21, "Net Interest Income Asset Sensitivity," for an analysis of potential changes in net interest income due to instantaneous moves in benchmark interest rates.
Noninterest expense increased 5% compared to 2016. The increase was driven largely by higher personnel expenses and higher net occupancy expenses, offset partially by the favorable resolution of several legal matters during the third quarter of 2017. Additionally, noninterest expense for 2017 was negatively impacted by $111 million of net Form 8-K and tax reform-related items recognized during the fourth quarter of 2017, comprised of a $50 million charitable contribution to support financial well-being initiatives, a $36 million net charge related to efficiency actions, and $25 million of discretionary 401(k) contributions and other employee benefits. Looking to the first quarter of 2018, we expect core personnel expenses—excluding the fourth quarter of 2017 tax reform-related personnel expenses of $25 million—to increase by approximately $75 million from the fourth quarter of 2017 due to the typical seasonal increase in 401(k) and FICA expenses. Though our expense base has and will vary from quarter to quarter, we remain focused on managing our expenses to provide funding for investments in talent, technology, and improved product offerings. See additional discussion related to noninterest expense in the "Noninterest Expense" section of this MD&A.
For 2017, our efficiency and tangible efficiency ratios were 63.1% and 62.3%, compared to the prior year ratios of 62.6% and 62.0%, respectively. Our current year efficiency ratios were negatively impacted by the Form 8-K and tax reform-related items recognized during the fourth quarter of 2017; when excluding the impact of these items, our adjusted tangible efficiency ratio improved to 61.0% for 2017, compared to 62.0% for 2016. Looking to 2018, there will be headwinds to efficiency arising from tax reform, attributable to both FTE adjustments, and the corresponding actions we have taken to invest in our people. Despite this, we are confident in our ability to improve efficiency in 2018, due to our heightened expense discipline, the actions we took in the last two quarters of 2017, and a positive economic and revenue outlook. See Table 30, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding, and reconciliations of, our tangible and adjusted tangible efficiency ratios.
Overall asset quality remained very strong during 2017, evidenced by our 0.25% net charge-off ratio and 0.47% NPL ratio. These low levels reflect the relative strength across our LHFI portfolio, though we recognize that there could be variability moving forward and that credit losses will eventually normalize. Overall, we expect to operate within a net charge-off ratio of between 25 and 35 basis points in 2018. We also forecast a provision for loan losses that generally approximates net charge-offs. See additional discussion of our credit and asset quality, in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A.
Average LHFI increased 2% compared to 2016, driven by growth across most consumer loan portfolios and in commercial construction loans. These increases were offset partially by declines in average residential home equity products and CRE loans. Our consumer lending initiatives continue to produce solid loan growth through each of our major channels, while furthering the positive mix shift within the LHFI portfolio and improving our return profile. Looking ahead, we continue to have good dialogue with our clients and we believe that tax reform should be a catalyst for increased investment and growth. Further, we are well positioned to meet our clients' needs, whether through lending, capital markets, or other solutions. See additional loan discussions in the “Loans,” “Nonperforming Assets,” and "Net Interest Income/Margin" sections of this MD&A.
Average consumer and commercial deposits increased 3% compared to 2016, driven by growth across both of our business segments and across most of our product categories, particularly NOW accounts and time deposits. Rates paid on our interest-bearing consumer and commercial deposits increased 12 basis points compared to 2016 in response to rising benchmark interest rates. The strong deposit growth we have produced over the past several years, in addition to our access to low-cost funding, enables us to prudently manage our funding base and more effectively manage our deposit costs. Looking forward to 2018, we continue to be focused on maximizing the value proposition of deposits for our clients, outside of the rate paid, by meeting more of our clients' needs through strategic investments in talent and technology. See additional discussion regarding average deposits in the "Net Interest Income/Margin" and "Deposits" sections of this MD&A.
Capital and Liquidity
Our regulatory capital ratios increased compared to December 31, 2016, with a CET1 ratio of 9.74% at December 31, 2017, driven primarily by growth in retained earnings. Additionally, our CET1 ratio, on a fully phased-in basis, was estimated to be 9.59% at December 31, 2017, which is well above the regulatory requirement. Our book value and tangible book value per common share both increased 6% compared to

December 31, 2016, due primarily to earnings growth. See additional details related to our capital in Note 13, "Capital," to the Consolidated Financial Statements in this Form 10-K. Also see Table 30, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding, and reconciliations of, tangible book value per common share and our fully phased-in CET1 ratio.
During the year, we increased our quarterly common stock dividend by 54%, beginning in the third quarter of 2017, which resulted in dividends for 2017 of $1.32 per common share, an increase from $1.00 per common share in 2016. We also repurchased $1.3 billion of our outstanding common stock during the year, which included $480 million under our 2016 capital plan, an incremental $174 million pursuant to the 1% of Tier 1 capital de minimis exception allowed under the applicable 2016 Capital Plan Rule, and $660 million in conjunction with the 2017 capital plan. Additionally, as previously announced, we intend to use proceeds from our November 2017 Series H Preferred Stock issuance to redeem all outstanding Series E Preferred Stock depositary shares on March 15, 2018. The redemption of Series E Preferred Stock depositary shares is expected to reduce our Tier 1 capital and Total capital ratios by approximately 25 basis points, all else being equal. Given our strong capital position combined with our improved earnings trajectory, we should have capacity to increase capital returns to our owners, the specifics of which will depend upon our rigorous capital planning process. See additional details related to our capital actions and share repurchases in the “Capital Resources” section of this MD&A and in Part II, Item 5 of this Form 10-K.
Business Segments Highlights
Consumer
Consumer continues to deliver healthy overall business and revenue momentum. Net interest income increased $233 million, or 7%, compared to 2016, resulting from strong loan and deposit growth and continued balance sheet optimization. The average balance of our LHFI portfolio increased 5% compared to 2016. Deposit growth continues to be a key contributor to our net interest income momentum, with average balances up 3% year-over-year. Noninterest income decreased 8% compared to the same period in 2016, due primarily to lower mortgage-related income, as a result of lower production volume due to decreased refinancing activity. Noninterest expense was relatively stable compared to prior year as a result of our continued expense management efforts. Overall, we took significant actions in 2017 to improve the efficiency and effectiveness of the Consumer segment, as evidenced by continued growth in digital channels and a 7% year-over-year reduction in our branches. Additionally, we have seen positive momentum in our wealth management business as total managed assets increased 11% compared to 2016. Our solid loan and deposit growth, as well as our continued investments in an improved client experience, are expected to improve profitability in 2018.
Wholesale
Wholesale delivered record revenue and net income during 2017 due to favorable capital market conditions and continued success in meeting client needs. Total revenue increased $589 million compared to 2016 due primarily to increases in net interest income, investment banking income, commercial real estate related income, and a $107 million gain on the sale of PAC. Net interest income was a key contributor to our strong revenue growth, up 11% compared to 2016 as a result of higher loan yields. Investment banking income continues to be a growth driver for us as we continue to have strategic success with new and existing Wholesale clients. Noninterest expense increased 12% compared to the prior year. The year-over-year increase was driven by higher compensation due to improved business performance, incremental costs relating to Pillar, and ongoing investments in technology. During 2017, we also expanded Commercial & Business Banking into new markets in Ohio and Texas, which allowed us to further expand our differentiated value proposition to new clients. Overall, while market conditions can drive quarterly variability, our differentiated business model and proven executional abilities in Wholesale continue to deliver strong results and we expect to see further growth in 2018.
Additional information related to our business segments can be found in Note 20, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-K, and further discussion of our business segment results for the year ended December 31, 2017 and 2016 can be found in the "Business Segment Results" section of this MD&A.

Consolidated Daily Average Balances, Income/Expense, and Average Yields Earned/Rates Paid								Table 2

	2017			2016			2015
(Dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
ASSETS
LHFI: [1]
C&I	$68,423	$2,286	3.34%	$68,406	$2,148	3.14%	$65,786	$1,974	3.00%
CRE	5,158	177	3.43	5,808	169	2.92	6,178	173	2.80
Commercial construction	4,011	148	3.70	2,898	94	3.25	1,603	50	3.12
Residential mortgages - guaranteed	539	16	2.92	575	20	3.45	636	24	3.77
Residential mortgages - nonguaranteed	26,392	1,003	3.80	25,554	964	3.77	23,759	913	3.84
Residential home equity products	10,969	470	4.28	12,297	484	3.94	13,535	501	3.70
Residential construction	346	15	4.26	377	17	4.39	384	19	4.85
Consumer student - guaranteed	6,464	286	4.42	5,551	224	4.03	4,584	173	3.78
Consumer other direct	8,239	406	4.93	6,871	313	4.56	5,344	230	4.30
Consumer indirect	11,492	401	3.49	10,712	365	3.40	10,262	333	3.24
Consumer credit cards	1,429	145	10.12	1,188	120	10.10	944	94	10.00
Nonaccrual [2]	754	32	4.28	881	21	2.43	543	22	4.13
Total LHFI	144,216	5,385	3.73	141,118	4,939	3.50	133,558	4,506	3.37
Securities AFS:
Taxable	30,688	761	2.48	28,216	645	2.29	26,327	587	2.23
Tax-exempt	433	13	2.99	189	6	3.37	176	6	3.70
Total securities AFS	31,121	774	2.49	28,405	651	2.29	26,503	593	2.24
Fed funds sold and securities borrowed or purchased under agreements to resell	1,215	9	0.69	1,241	1	0.10	1,147	—	—
LHFS	2,483	99	4.00	2,570	92	3.60	2,348	82	3.47
Interest-bearing deposits in other banks	25	—	1.20	24	—	0.40	22	—	0.12
Interest earning trading assets	5,152	120	2.33	5,467	95	1.73	5,235	84	1.62
Total earning assets	184,212	6,387	3.47	178,825	5,778	3.23	168,813	5,265	3.12
ALLL	(1,735)			(1,746)			(1,835)
Cash and due from banks	5,123			4,999			5,614
Other assets	16,376			14,880			14,527
Noninterest earning trading assets and derivative instruments	903			1,388			1,265
Unrealized gains on securities available for sale, net	52			658			508
Total assets	$204,931			$199,004			$188,892
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
NOW accounts	$45,009	$131	0.29%	$40,949	$55	0.13%	$35,161	$31	0.09%
Money market accounts	53,592	157	0.29	53,795	107	0.20	50,518	85	0.17
Savings	6,519	1	0.02	6,285	2	0.03	6,165	2	0.03
Consumer time	5,626	42	0.75	5,852	43	0.73	6,443	49	0.77
Other time	5,148	57	1.10	3,908	39	1.00	3,813	39	1.02
Total interest-bearing consumer and commercial deposits	115,894	388	0.34	110,789	246	0.22	102,100	206	0.20
Brokered time deposits	941	12	1.29	926	12	1.33	888	13	1.41
Foreign deposits	421	4	0.86	123	1	0.42	218	—	0.13
Total interest-bearing deposits	117,256	404	0.34	111,838	259	0.23	103,206	219	0.21
Funds purchased	1,217	13	1.02	1,055	4	0.37	822	1	0.11
Securities sold under agreements to repurchase	1,558	15	0.92	1,734	7	0.42	1,821	4	0.21
Interest-bearing trading liabilities	968	26	2.70	1,025	24	2.29	881	22	2.44
Other short-term borrowings	1,591	8	0.50	1,452	3	0.23	2,135	3	0.16
Long-term debt	11,065	288	2.60	10,767	260	2.42	10,873	252	2.32
Total interest-bearing liabilities	133,655	754	0.56	127,871	557	0.44	119,738	501	0.42
Noninterest-bearing deposits	43,655			43,400			42,102
Other liabilities	2,936			3,252			3,276
Noninterest-bearing trading liabilities and derivative instruments	384			413			430
Shareholders’ equity	24,301			24,068			23,346
Total liabilities and shareholders’ equity	$204,931			$199,004			$188,892
Interest rate spread			2.91%			2.79%			2.70%
Net interest income [3]		$5,633			$5,221			$4,764
Net interest income-FTE [3,4]		$5,778			$5,359			$4,906
Net interest margin [5]			3.06%			2.92%			2.82%
Net interest margin-FTE [4,5]			3.14			3.00			2.91

1 Interest income includes loan fees of $177 million, $165 million, and $189 million for the years ended December 31, 2017, 2016, and 2015, respectively.
2 Income on consumer nonaccrual loans, if recognized, is recognized on a cash basis.
3 Derivative instruments employed to manage our interest rate sensitivity increased Net interest income by $104 million, $261 million, and $300 million for the years ended December 31, 2017, 2016, and 2015, respectively.
4 See Table 30, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information and reconciliations of non-U.S. GAAP performance measures. Approximately 95% of the total FTE adjustment for the years ended December 31, 2017, 2016, and 2015 was attributed to C&I loans.
5 Net interest margin is calculated by dividing annualized Net interest income by average Total earning assets.

Analysis of Changes in Net Interest Income [1]						Table 3
	2017 Compared to 2016			2016 Compared to 2015
(Dollars in millions)	Volume	Rate	Net	Volume	Rate	Net
Increase/(Decrease) in Interest Income:
LHFI:
C&I	$—	$138	$138	$80	$94	$174
CRE	(20)	28	8	(11)	7	(4)
Commercial construction	40	14	54	42	2	44
Residential mortgages - guaranteed	(1)	(3)	(4)	(2)	(2)	(4)
Residential mortgages - nonguaranteed	32	7	39	68	(17)	51
Residential home equity products	(54)	40	(14)	(48)	31	(17)
Residential construction	(2)	—	(2)	—	(2)	(2)
Consumer student - guaranteed	39	23	62	39	12	51
Consumer other direct	66	27	93	69	14	83
Consumer indirect	27	9	36	15	17	32
Consumer credit cards	24	1	25	25	1	26
Nonaccrual	(3)	14	11	10	(11)	(1)
Securities AFS:
Taxable	60	56	116	42	16	58
Tax-exempt	7	—	7	1	(1)	—
Fed funds sold and securities borrowed or purchased under agreements to resell	—	8	8	—	1	1
LHFS	(3)	10	7	7	3	10
Interest earning trading assets	(6)	31	25	4	7	11
Total increase in interest income	206	403	609	341	172	513
Increase/(Decrease) in Interest Expense:
NOW accounts	5	71	76	7	17	24
Money market accounts	—	50	50	6	16	22
Savings	—	(1)	(1)	—	—	—
Consumer time	(2)	1	(1)	(4)	(2)	(6)
Other time	13	5	18	1	(1)	—
Brokered time deposits	—	—	—	—	(1)	(1)
Foreign deposits	2	1	3	—	1	1
Funds purchased	1	8	9	—	3	3
Securities sold under agreements to repurchase	—	8	8	—	3	3
Interest-bearing trading liabilities	(2)	4	2	3	(1)	2
Other short-term borrowings	1	4	5	(1)	1	—
Long-term debt	8	20	28	(2)	10	8
Total increase in interest expense	26	171	197	10	46	56
Increase in Net Interest Income	$180	$232	$412	$331	$126	$457
Increase in Net Interest Income-FTE [2]			$419			$453
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

NET INTEREST INCOME/MARGIN (FTE)
Net interest income was $5.8 billion in 2017, an increase of $419 million, or 8%, compared to 2016. Net interest margin for 2017 increased 14 basis points, to 3.14%, compared to 2016. The increase was driven by a 24 basis point increase in average earning asset yields. Specifically, average LHFI yields increased 23 basis points, driven by notable increases in yield on average commercial loans, residential home equity products, guaranteed student loans, and consumer direct loans. In addition, yields on securities AFS increased 20 basis points due to shifts in the portfolio mix, lower premium amortization, and higher benchmark interest rates. These increases were offset partially by higher rates paid on average interest-bearing liabilities.
Rates paid on average interest-bearing liabilities increased 12 basis points compared to 2016, driven primarily by increases in rates paid on NOW, money market accounts, and time deposits as well as short-term borrowings and long-term debt. Compared to 2016, the average rate paid on interest-bearing deposits increased 11 basis points.
Average earning assets increased $5.4 billion, or 3%, compared to 2016, driven primarily by a $3.1 billion, or 2%, increase in average LHFI and a $2.7 billion, or 10%, increase in average securities AFS. The increase in average LHFI was driven by growth across most consumer loan portfolios, as well as growth in commercial construction. The growth was offset, in part, by declines in residential home equity products and CRE loans as paydowns exceeded new originations and draws. See the "Loans" section in this MD&A for additional discussion regarding loan activity.
Average interest-bearing liabilities increased $5.8 billion, or 5%, compared to 2016, due primarily to growth in consumer and commercial deposits as well as an increase in foreign deposits and long-term debt. Average interest-bearing consumer and commercial deposits increased $5.1 billion, or 5%, compared to 2016, due primarily to growth in NOW and other time account balances resulting from continued success in deepening and growing client relationships. Average long-term debt increased $298 million, or 3%, compared to 2016, due primarily to our senior note issuances under the Global Bank Note program, offset by decreases in long-term FHLB advances and other maturities. See the "Borrowings" section of this MD&A as well as Note 11, "Borrowings and Contractual Commitments," to the Consolidated Financial Statements in this Form 10-K for additional information regarding our long-term debt.
We utilize interest rate swaps to manage interest rate risk. These instruments are primarily receive-fixed, pay-variable swaps that synthetically convert a portion of our commercial loan portfolio from floating rates, based on LIBOR, to fixed rates. At December 31, 2017, the outstanding notional balance of active swaps that qualified as cash flow hedges on variable rate commercial loans was $12.1 billion, compared to $16.7 billion at December 31, 2016.
In addition to the income recognized from active swaps, we recognize interest income from terminated swaps that were previously designated as cash flow hedges on variable rate commercial loans. Interest income from our commercial loan swaps was $89 million in 2017, compared to $244 million in 2016 due primarily to a decrease in the notional balance of qualifying swaps and an increase in LIBOR. As we manage our interest rate risk we may continue to purchase additional and/or terminate existing interest rate swaps.
Remaining swaps on commercial loans have maturities through 2022 and have an average maturity of 3.6 years at December 31, 2017. The weighted average rate on the receive-fixed rate leg of the commercial loan swap portfolio was 1.40%, and the weighted average rate on the pay-variable leg was 1.56%, at December 31, 2017.
Looking to the first quarter of 2018, we expect net interest margin to increase up to two basis points compared to the fourth quarter of 2017 as the benefit of the December Fed Funds rate increase is mostly offset by the change in our FTE calculation as a result of the 2017 Tax Act. Beyond that, we anticipate that net interest margin trends will depend on the interest rate environment; however, we do expect some net interest margin expansion in 2018 if interest rates continue to rise. Additionally, during the fourth quarter of 2017, we sold and subsequently reinvested approximately $3 billion of securities AFS with a similar mix and higher yields (primarily within U.S. Treasury securities and agency residential MBS), which we expect will increase annual interest income by approximately $20 million beginning in 2018, all else being equal.

Foregone Interest
Foregone interest income from NPLs reduced net interest margin by less than one basis point for the year ended December 31, 2017. Forgone interest income from NPLs reduced net interest margin by one basis point for the year ended December 31, 2016. See additional discussion of our expectations of future credit quality in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A. In addition, Table 2 and Table 3 in this MD&A contain more detailed information regarding average balances, yields earned, rates paid, and associated impacts on net interest income.

NONINTEREST INCOME
			Table 4
	Year Ended December 31
(Dollars in millions)	2017	2016	2015
Service charges on deposit accounts	$603	$630	$622
Other charges and fees	385	380	377
Card fees	344	327	329
Investment banking income	599	494	461
Trading income	189	211	181
Trust and investment management income	309	304	334
Retail investment services	278	281	300
Mortgage production related income	231	366	270
Mortgage servicing related income	191	189	169
Gain on sale of subsidiary	107	—	—
Commercial real estate related income [1]	123	69	56
Net securities (losses)/gains	(108)	4	21
Other noninterest income [1]	103	128	148
Total noninterest income	$3,354	$3,383	$3,268
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

Noninterest income decreased $29 million, or 1%, compared to 2016, driven primarily by lower mortgage production related income, offset largely by higher investment banking and commercial real estate related income. Noninterest income for 2017 was negatively impacted by $7 million of net Form 8-K and tax reform-related items recognized during the fourth quarter, comprised of $109 million of securities AFS portfolio restructuring losses, a $107 million gain on sale of PAC, and a $5 million loss arising from the anticipated sale of servicing rights.
Client transaction-related-fees, which include service charges on deposit accounts, other charges and fees, and card fees, decreased $5 million compared to 2016. This decrease was driven primarily by our enhanced posting order process that was instituted during the fourth quarter of 2016, offset partially by an increase in client transaction-related activity.
Investment banking income increased $105 million, or 21%, compared to 2016. This increase was due to strong deal flow activity across most product categories, particularly equity offerings, mergers and acquisitions advisory, and syndicated finance.
Trading income decreased $22 million, or 10%, compared to 2016. This decrease was driven primarily by lower core trading revenue during 2017.
Trust and investment management income increased $5 million, or 2%, compared to 2016. This increase was driven by an increase in trust and institutional assets under management as well as an increase in trust termination fees.
Mortgage production related income decreased $135 million, or 37%, compared to 2016. This decrease was driven by lower gain on sale margins, lower production volume due to decreased refinancing activity, and a lower repurchase reserve release during 2017. Mortgage application volume decreased 24% and closed loan volume decreased 17% compared to 2016.

Mortgage servicing related income increased $2 million, or 1%, compared to 2016, driven primarily by higher servicing fees, offset partially by lower net hedge performance and higher servicing asset decay. Mortgage servicing related income for 2017 was also negatively impacted by a $5 million tax reform-related loss arising from the anticipated sale of servicing rights. The UPB of mortgage loans in the servicing portfolio was $165.5 billion at December 31, 2017, compared to $160.2 billion at December 31, 2016.
Gain on sale of subsidiaries totaled $107 million for 2017, resulting from our gain from the sale of PAC during the fourth quarter of 2017, which was announced in our December 4, 2017 Form 8-K filed with SEC. For additional information regarding the sale of PAC, see Note 2, "Acquisitions/Dispositions," to the Consolidated Financial Statements in this Form 10-K.
Commercial real estate related income increased $54 million, or 78%, compared to 2016. This increase was due to income generated from Pillar, which we acquired in December 2016, as well as higher structured real estate revenue. Looking to the first quarter of 2018, we expect commercial real estate related income to decline from a seasonally strong fourth quarter.
Net securities losses totaled $108 million compared to net securities gains of $4 million in 2016. Net securities losses for 2017 were driven by the aforementioned securities restructuring losses. Excluding the impact of the restructuring losses, net securities gains decreased slightly compared to 2016.
Other noninterest income decreased $25 million, or 20%, compared to 2016. This decrease was driven primarily by $44 million of net asset-related gains recognized in 2016, offset partially by $17 million of net gains recognized on the sale of leases and commercial LHFS in 2017.

NONINTEREST EXPENSE
			Table 5
	Year Ended December 31
(Dollars in millions)	2017	2016	2015
Employee compensation	$2,854	$2,698	$2,576
Employee benefits	403	373	366
Total personnel expenses	3,257	3,071	2,942
Outside processing and software	826	834	815
Net occupancy expense	377	349	341
Marketing and customer development	232	172	151
Regulatory assessments	187	173	139
Equipment expense	164	170	164
Other staff expense	121	67	65
Amortization	75	49	40
Consulting and legal fees	71	93	73
Operating losses	40	108	56
Other noninterest expense	414	382	374
Total noninterest expense	$5,764	$5,468	$5,160

Noninterest expense increased $296 million, or 5%, compared to 2016, driven largely by higher personnel expenses and higher net occupancy expenses, offset partially by the favorable resolution of several legal matters during the third quarter of 2017. Additionally, noninterest expense for 2017 was negatively impacted by $111 million of net Form 8-K and tax reform-related items recognized during the fourth quarter of 2017, comprised of a $50 million charitable contribution to support financial well-being initiatives, a $36 million net charge related to efficiency actions, and $25 million of discretionary 401(k) contributions and other employee benefits.
Personnel expenses increased $186 million, or 6%, compared to 2016. This increase was due primarily to higher employee compensation costs associated with improved revenue growth and the incremental compensation costs associated with Pillar, which we acquired in December 2016. Personnel expenses for 2017 were also negatively impacted by $25 million of tax reform-related discretionary 401(k) contributions and other employee benefits recognized during the fourth quarter of 2017. When excluding these tax reform-related personnel expenses, we expect personnel expenses for the first quarter of 2018 to increase by approximately $75 million compared to the fourth quarter of 2017 due to the typical seasonal increase in 401(k) and FICA expenses.
Outside processing and software expense decreased $8 million, or 1%, compared to 2016. This decrease was due primarily to lower transaction volume, efficiencies generated with third party providers, and insourcing of certain activities, offset partially by higher software-related investments.
Net occupancy expense increased $28 million, or 8%, compared to 2016. This increase was due primarily to a reduction in amortized gains from prior sale leaseback transactions.
Marketing and customer development expense increased $60 million, or 35%, compared to 2016. This increase was due primarily to a $50 million tax reform-related charitable contribution during the fourth quarter of 2017 to support financial well-being initiatives. Excluding the impact of this tax reform-related item, marketing and customer development expense increased slightly compared to 2016 driven by increased sponsorship costs.
Regulatory assessments expense increased $14 million, or 8%, compared to 2016. This increase was driven by the FDIC surcharge on large banks that became effective in the third quarter of 2016, and a larger assessment base attributable to balance sheet growth.
Other staff expense increased $54 million, or 81%, compared to 2016. This increase was due to higher severance costs recognized during the second half of 2017, largely in connection with the voluntary early retirement program announced in our December 4, 2017 Form 8-K (as part of our net charge related to efficiency actions).
Amortization expense increased $26 million, or 53%, compared to 2016. This increase was driven by an increase in our community development investments, which are amortized over the life of the related tax credits that these investments generate. See the "Community Development Investments" section of Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," to the Consolidated Financial Statements in this Form 10-K for additional information regarding these investments.
Consulting and legal fees decreased $22 million, or 24%, compared to 2016. This decrease was due to lower utilization of consulting services and lower legal fees resulting from the resolution of legal matters.
Operating losses decreased $68 million, or 63%, compared to 2016. This decrease was driven by the favorable resolution of several legal matters, which aggregated to $58 million during the third quarter of 2017.
Other noninterest expense increased $32 million, or 8%, compared to 2016. This increase was due primarily to software-related writedowns associated with ongoing efficiency initiatives, as well as branch and corporate real estate closure costs.

PROVISION FOR INCOME TAXES
The provision for income taxes includes federal and state income taxes and interest. For the year ended December 31, 2017, the provision for income taxes was $532 million, representing an effective tax rate of 19%. For the year ended December 31, 2016, the provision for income taxes was $805 million, representing an effective tax rate of 30%. The decrease in the effective tax rate was due primarily to the recognition of a $303 million income tax benefit for the estimated impact of the remeasurement of our DTAs and DTLs and other tax reform-related items due to the enactment of the 2017 Tax Act.
The 2017 Tax Act makes broad changes to the U.S. tax code, including reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, eliminating the deduction for FDIC premiums, limiting the deductibility of certain executive compensation, and imposing new limitations on NOLs generated after December 31, 2017.
We recorded an income tax benefit for the remeasurement of our estimated DTAs and DTLs of $333 million to reflect the newly enacted federal corporate income tax rate of 21%, which is the rate at which the deferred tax balances are expected to reverse in the future. However, as additional information becomes available and additional analysis is completed, our estimate of the DTAs and DTLs may change, which could impact the remeasurement of these deferred tax balances. Any adjustment to the remeasurement amount would be recorded as an adjustment to the provision for income taxes in 2018 in the period the amounts are determined.
Due to the enactment of the provisions of the 2017 Tax Act, we expect that our 2018 effective tax rate will be approximately 20%. See Note 14, “Income Taxes,” to the Consolidated Financial Statements in this Form 10-K for further information related to the provision for income taxes.

LOANS
Our disclosures about the credit quality of our loan portfolio and the related credit reserves (i) describe the nature of credit risk inherent in the loan portfolio, (ii) provide information on how we analyze and assess credit risk in arriving at an adequate and appropriate ALLL, and (iii) explain changes in the ALLL as well as reasons for those changes.
Our loan portfolio consists of two loan segments: Commercial loans and Consumer loans. Loans are assigned to these segments based on the type of borrower, purpose, and/or our underlying credit management processes. Additionally, we further disaggregate each loan segment into loan types based on common characteristics within each loan segment.
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

Consumer Loans
Residential mortgages, both guaranteed (by a federal agency or GSE) and nonguaranteed, consist of loans secured by 1-4 family homes; mostly prime, first-lien loans. Residential home equity products consist of equity lines of credit and closed-end equity loans secured by residential real estate that may be in either a first lien or junior lien position. Residential construction loans include residential real estate secured owner-occupied construction-to-perm loans and lot loans.
Consumer loans also include Guaranteed student loans, Indirect loans (consisting of loans secured by automobiles, boats, and recreational vehicles), Other direct loans (consisting primarily of unsecured loans, direct auto loans, loans secured by negotiable collateral, and private student loans), and Credit cards.

The composition of our loan portfolio at December 31 is presented in Table 6:

Loan Portfolio by Types of Loans					Table 6
(Dollars in millions)	2017	2016	2015	2014	2013
Commercial loans:
C&I [1]	$66,356	$69,213	$67,062	$65,440	$57,974
CRE	5,317	4,996	6,236	6,741	5,481
Commercial construction	3,804	4,015	1,954	1,211	855
Total commercial loans	75,477	78,224	75,252	73,392	64,310
Consumer loans:
Residential mortgages - guaranteed	560	537	629	632	3,416
Residential mortgages - nonguaranteed [2]	27,136	26,137	24,744	23,443	24,412
Residential home equity products	10,626	11,912	13,171	14,264	14,809
Residential construction	298	404	384	436	553
Guaranteed student	6,633	6,167	4,922	4,827	5,545
Other direct	8,729	7,771	6,127	4,573	2,829
Indirect	12,140	10,736	10,127	10,644	11,272
Credit cards	1,582	1,410	1,086	901	731
Total consumer loans	67,704	65,074	61,190	59,720	63,567
LHFI	$143,181	$143,298	$136,442	$133,112	$127,877
LHFS [3]	$2,290	$4,169	$1,838	$3,232	$1,699
1 Includes $3.7 billion, $3.7 billion, $3.9 billion, $4.6 billion, and $4.9 billion of lease financing and $778 million, $729 million, $672 million, $687 million, and $705 million of installment loans at December 31, 2017, 2016, 2015, 2014, and 2013, respectively.
2 Includes $196 million, $222 million, $257 million, $272 million, and $302 million of LHFI measured at fair value at December 31, 2017, 2016, 2015, 2014, and 2013, respectively.
3 Includes $1.6 billion, $3.5 billion, $1.5 billion, $1.9 billion, and $1.4 billion of LHFS measured at fair value at December 31, 2017, 2016, 2015, 2014, and 2013, respectively.

Table 7 presents maturities and sensitivities of certain LHFI to changes in interest rates:

				Table 7
	At December 31, 2017
(Dollars in millions)	Total	Due in 1 Year or Less	Due After 1 Year through 5 Years	Due After 5 Years
Loan Maturity
C&I and CRE [1]	$67,155	$15,713	$42,182	$9,260
Commercial construction	3,804	155	3,169	480
Total	$70,959	$15,868	$45,351	$9,740

Interest Rate Sensitivity
Selected loans with:
Predetermined interest rates			$3,743	$3,443
Floating or adjustable interest rates			41,608	6,297
Total			$45,351	$9,740
1 Excludes $3.7 billion of lease financing and $778 million of installment loans.

Table 8 presents our outstanding commercial LHFI by industry:

				Table 8
	December 31, 2017		December 31, 2016
(Dollars in millions)	Commercial LHFI	% of Total Commercial	Commercial LHFI	% of Total Commercial
Real estate	$12,905	17%	$13,028	17%
Consumer products and services	9,303	12	9,450	12
Health care & pharmaceuticals	8,058	11	7,437	10
Automotive	7,444	10	7,012	9
Diversified financials and insurance	7,227	10	8,627	11
Diversified commercial services and supplies	3,837	5	4,149	5
Government	3,438	5	3,775	5
Retail	3,383	4	3,588	5
Capital goods	3,075	4	3,226	4
Media & telecommunication services	2,979	4	2,593	3
Technology (hardware & software)	2,371	3	3,259	4
Energy	2,176	3	2,584	3
Materials	2,044	3	2,083	3
Utilities	2,030	3	2,119	3
Not-for-profits/religious organizations	1,914	3	1,768	2
Transportation	1,795	2	2,103	3
Other	1,498	2	1,423	2
Total commercial LHFI	$75,477	100%	$78,224	100%

Table 9 presents our LHFI portfolio by geography (based on the U.S. Census Bureau's classifications of U.S. regions):

						Table 9
	December 31, 2017
	Commercial LHFI		Consumer LHFI		Total LHFI
(Dollars in millions)	Balance	% of Total Commercial	Balance	% of Total Consumer	Balance	% of Total LHFI
South region:
Florida	$12,792	17%	$13,474	20%	$26,266	18%
Georgia	10,250	14	8,462	12	18,712	13
Virginia	6,580	9	7,545	11	14,125	10
Maryland	4,104	5	6,095	9	10,199	7
North Carolina	4,482	6	5,354	8	9,836	7
Texas	3,954	5	4,122	6	8,076	6
Tennessee	4,101	5	2,985	4	7,086	5
South Carolina	1,155	2	2,385	4	3,540	2
District of Columbia	1,501	2	1,022	2	2,523	2
Other Southern states	2,791	4	2,452	4	5,243	4
Total South region	51,710	69	53,896	80	105,606	74
Northeast region:
New York	4,731	6	1,139	2	5,870	4
Pennsylvania	1,458	2	1,189	2	2,647	2
New Jersey	1,327	2	689	1	2,016	1
Other Northeastern states	2,387	3	895	1	3,282	2
Total Northeast region	9,903	13	3,912	6	13,815	10
West region:
California	4,893	6	3,246	5	8,139	6
Other Western states	2,172	3	2,235	3	4,407	3
Total West region	7,065	9	5,481	8	12,546	9
Midwest region:
Illinois	1,637	2	922	1	2,559	2
Ohio	718	1	688	1	1,406	1
Missouri	922	1	395	1	1,317	1
Other Midwestern states	2,211	3	2,336	3	4,547	3
Total Midwest region	5,488	7	4,341	6	9,829	7
Foreign loans	1,311	2	74	—	1,385	1
Total	$75,477	100%	$67,704	100%	$143,181	100%

	December 31, 2016
	Commercial LHFI		Consumer LHFI		Total LHFI
(Dollars in millions)	Balance	% of Total Commercial	Balance	% of Total Consumer	Balance	% of Total LHFI
South region:
Florida	$13,143	17%	$13,487	21%	$26,630	19%
Georgia	9,991	13	8,124	12	18,115	13
Virginia	6,727	9	7,538	12	14,265	10
Maryland	4,100	5	5,913	9	10,013	7
North Carolina	4,211	5	5,154	8	9,365	7
Tennessee	4,631	6	2,992	5	7,623	5
Texas	3,794	5	3,480	5	7,274	5
South Carolina	1,707	2	2,322	4	4,029	3
District of Columbia	1,330	2	976	1	2,306	2
Other Southern states	3,884	5	2,130	3	6,014	4
Total South region	53,518	68	52,116	80	105,634	74
Northeast region:
New York	4,906	6	1,044	2	5,950	4
Pennsylvania	1,534	2	1,089	2	2,623	2
New Jersey	1,353	2	637	1	1,990	1
Other Northeastern states	2,856	4	841	1	3,697	3
Total Northeast region	10,649	14	3,611	6	14,260	10
West region:
California	4,137	5	3,338	5	7,475	5
Other Western states	2,384	3	2,077	3	4,461	3
Total West region	6,521	8	5,415	8	11,936	8
Midwest region:
Illinois	1,614	2	772	1	2,386	2
Ohio	638	1	622	1	1,260	1
Missouri	816	1	359	1	1,175	1
Other Midwestern states	2,341	3	2,110	3	4,451	3
Total Midwest region	5,409	7	3,863	6	9,272	6
Foreign loans	2,127	3	69	—	2,196	2
Total	$78,224	100%	$65,074	100%	$143,298	100%

Loans Held for Investment
LHFI totaled $143.2 billion at December 31, 2017, a decrease of $117 million from December 31, 2016, driven by decreases in C&I loans and residential home equity products, offset largely by growth across most consumer loan types.
Average LHFI during 2017 totaled $144.2 billion, up $3.1 billion compared to 2016, driven by growth across most consumer loan types and in commercial construction loans. These increases were offset partially by declines in average residential home equity products and CRE loans. See the "Net Interest Income/Margin" section of this MD&A for more information regarding average loan balances.
Commercial loans decreased $2.7 billion, or 4%, during 2017, due to a $2.9 billion, or 4%, decline in C&I loans driven by elevated paydowns and lower revolver utilization. The decrease in C&I loans was offset partially by a $321 million, or 6%, increase in CRE loans due to organic loan production and draws on existing commitments.
Consumer loans increased $2.6 billion, or 4%, during 2017, driven by growth in indirect loans of $1.4 billion, or 13%, nonguaranteed residential mortgages of $999 million, or 4%, other direct loans of $958 million, or 12%, and guaranteed student loans of $466 million, or 8%. These increases were offset partially by a $1.3 billion, or 11%, decrease in residential home equity products as payoffs and paydowns exceeded new originations and draws during 2017.

At December 31, 2017, 41% of our residential home equity products were in a first lien position and 59% were in a junior lien position. For residential home equity products in a junior lien position, we own or service 32% of the loans that are senior to the home equity product. Approximately 10% of the home equity line portfolio is due to convert to amortizing term loans by the end of 2018 and an additional 13% enter the conversion phase over the following three years.
We perform credit management activities to limit our loss exposure on home equity accounts. These activities may result in the suspension of available credit and curtailment of available draws of most home equity junior lien accounts when the first lien position is delinquent, including when the junior lien is still current. We monitor the delinquency status of first mortgages serviced by other parties and actively monitor refreshed credit bureau scores of borrowers with junior liens, as these scores are highly sensitive to first lien mortgage delinquency. The average borrower FICO score related to loans in our home equity portfolio was approximately 770 and 765, and the average outstanding loan size was approximately $44,000 and $46,000 at December 31, 2017 and 2016, respectively. The loss severity on home equity junior lien accounts that incurred charge-offs was approximately 76% and 80% at December 31, 2017 and 2016, respectively.

Loans Held for Sale
LHFS decreased $1.9 billion, or 45%, during 2017, driven by lower mortgage production relative to 2016.
Asset Quality
Our asset quality metrics were strong during 2017, driven by economic growth, improved residential housing markets, and significant progress in working through remaining problem energy-related exposures, evidenced by our modest net charge-off and NPL ratios. These levels reflect the relative strength of our LHFI portfolio in response to proactive steps we have taken over the past several years to de-risk, diversify, and improve the quality of our loan portfolio. Our financial results for the second half of 2017 were impacted by hurricanes, which caused increases in the ALLL to period-end LHFI ratio and the consumer provision for loan losses compared to 2016. See the “Allowance for Credit Losses” section of this MD&A for additional information regarding our ALLL and provision for credit losses.
NPAs decreased $178 million, or 19%, during 2017, driven primarily by the continued resolution of problem energy-related exposures. At December 31, 2017, the ratio of NPLs to period-

end LHFI was 0.47%, a decrease of 12 basis points compared to December 31, 2016.
For 2017 and 2016, net charge-offs totaled $367 million and $483 million, and the net charge-off ratio was 0.25% and 0.34%, respectively. The decrease in net charge-offs was driven primarily by overall asset quality improvements and lower net charge-offs associated with energy-related exposures, offset partially by higher net charge-offs associated with consumer loans.
Early stage delinquencies were 0.80% and 0.72% of total loans at December 31, 2017 and December 31, 2016, respectively. Early stage delinquencies, excluding government-guaranteed loans, were 0.32% and 0.27% at December 31, 2017 and December 31, 2016, respectively. The increases in early stage delinquencies described above resulted primarily from impacts associated with hurricanes.
Overall, we expect to operate within a net charge-off ratio of between 25 and 35 basis points in 2018. We also forecast a provision for loan losses that generally approximates net charge-offs.

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

Summary of Credit Losses Experience					Table 10
	Year Ended December 31
(Dollars in millions)	2017	2016	2015	2014	2013
Allowance for Credit Losses
Balance - beginning of period	$1,776	$1,815	$1,991	$2,094	$2,219
Provision for unfunded commitments	12	4	9	4	5
Provision for loan losses:
Commercial loans	108	329	133	111	197
Consumer loans	289	111	23	227	351
Total provision for loan losses	397	440	156	338	548
Charge-offs:
Commercial loans	(167)	(287)	(117)	(128)	(219)
Consumer loans	(324)	(304)	(353)	(479)	(650)
Total charge-offs	(491)	(591)	(470)	(607)	(869)
Recoveries:
Commercial loans	40	35	45	57	66
Consumer loans	84	73	84	105	125
Total recoveries	124	108	129	162	191
Net charge-offs	(367)	(483)	(341)	(445)	(678)
Other [1]	(4)	—	—	—	—
Balance - end of period	$1,814	$1,776	$1,815	$1,991	$2,094
Components:
ALLL	$1,735	$1,709	$1,752	$1,937	$2,044
Unfunded commitments reserve [2]	79	67	63	54	50
Allowance for credit losses	$1,814	$1,776	$1,815	$1,991	$2,094
Average LHFI	$144,216	$141,118	$133,558	$130,874	$122,657
Period-end LHFI outstanding	143,181	143,298	136,442	133,112	127,877
Ratios:
ALLL to period-end LHFI [3]	1.21%	1.19%	1.29%	1.46%	1.60%
ALLL to NPLs [4]	2.59x	2.03x	2.62x	3.07x	2.12x
Net charge-offs to total average LHFI	0.25%	0.34%	0.26%	0.34%	0.55%
1 Related to loans disposed in connection with the sale of PAC. For additional information regarding the sale of PAC, see Note 2, "Acquisitions/Dispositions," to the Consolidated Financial Statements in this Form 10-K.
2 The unfunded commitments reserve is recorded in Other liabilities in the Consolidated Balance Sheets.
3 $196 million, $222 million, $257 million, $272 million, and $302 million of LHFI measured at fair value at December 31, 2017, 2016, 2015, 2014, and 2013, respectively, were excluded from period-end LHFI in the calculation, as no allowance is recorded for loans measured at fair value. We believe that this presentation more appropriately reflects the relationship between the ALLL and loans that attract an allowance.
4 $4 million, $3 million, $3 million, $3 million, and $7 million of NPLs measured at fair value at December 31, 2017, 2016, 2015, 2014, and 2013, respectively, were excluded from NPLs in the calculation, as no allowance is recorded for NPLs measured at fair value. We believe that this presentation more appropriately reflects the relationship between the ALLL and NPLs that attract an allowance.

Provision for Credit Losses
The total provision for credit losses includes the provision/(benefit) for loan losses and the provision/(benefit) for unfunded commitments. The provision for loan losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. For 2017, the total provision for loan losses decreased $43 million compared to 2016, driven primarily by lower net charge-offs and reserves associated with energy-related commercial exposures, offset partially by increased reserves held for hurricane-related losses.
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
Allowance for Loan and Lease Losses

ALLL by Loan Segment					Table 11
	At December 31
(Dollars in millions)	2017	2016	2015	2014	2013
ALLL:
Commercial loans	$1,101	$1,124	$1,047	$986	$946
Consumer loans	634	585	705	951	1,098
Total	$1,735	$1,709	$1,752	$1,937	$2,044
Segment ALLL as a % of total ALLL:
Commercial loans	63%	66%	60%	51%	46%
Consumer loans	37	34	40	49	54
Total	100%	100%	100%	100%	100%
Segment LHFI as a % of total LHFI:
Commercial loans	53%	55%	55%	55%	50%
Consumer loans	47	45	45	45	50
Total	100%	100%	100%	100%	100%

The ALLL increased $26 million, or 2%, from December 31, 2016, to $1.7 billion at December 31, 2017. The increase was due primarily to increased reserves held for hurricane-related losses and lower net charge-offs in 2017. The ALLL to period-end LHFI ratio (excluding loans measured at fair value) increased 2 basis points from December 31, 2016, to 1.21% at

December 31, 2017. The ratio of the ALLL to NPLs (excluding NPLs measured at fair value) increased to 2.59x at December 31, 2017, compared to 2.03x at December 31, 2016, reflecting a decrease in NPLs due primarily to the resolution of problem energy-related loans as well as an increase in the ALLL.

NONPERFORMING ASSETS

Table 12 presents our NPAs at December 31:

					Table 12
(Dollars in millions)	2017	2016	2015	2014	2013
Nonaccrual loans/NPLs:
Commercial loans:
C&I	$215	$390	$308	$151	$196
CRE	24	7	11	21	39
Commercial construction	1	17	—	1	12
Total commercial NPLs	240	414	319	173	247
Consumer loans:
Residential mortgages - nonguaranteed	206	177	183	254	441
Residential home equity products	203	235	145	174	210
Residential construction	11	12	16	27	61
Other direct	7	6	6	6	5
Indirect	7	1	3	—	7
Total consumer NPLs	434	431	353	461	724
Total nonaccrual loans/NPLs [1]	$674	$845	$672	$634	$971
OREO [2]	$57	$60	$56	$99	$170
Other repossessed assets	10	14	7	9	7
Nonperforming LHFS	—	—	—	38	17
Total NPAs	$741	$919	$735	$780	$1,165
Accruing LHFI past due 90 days or more	$1,405	$1,288	$981	$1,057	$1,228
Accruing LHFS past due 90 days or more	2	1	—	1	—
TDRs:
Accruing restructured loans	$2,468	$2,535	$2,603	$2,592	$2,749
Nonaccruing restructured loans [1]	286	306	176	273	391
Ratios:
NPLs to period-end LHFI	0.47%	0.59%	0.49%	0.48%	0.76%
NPAs to period-end LHFI, nonperforming LHFS, OREO, and other repossessed assets	0.52	0.64	0.54	0.59	0.91
1 Nonaccruing restructured loans are included in total nonaccrual loans/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or guaranteed by the VA. Proceeds due from the FHA and the VA are recorded as a receivable in Other assets in the Consolidated Balance Sheets until the property is conveyed and the funds are received. The receivable related to proceeds due from the FHA and the VA totaled $45 million, $50 million, $52 million, $57 million, and $88 million at December 31, 2017, 2016, 2015, 2014, and 2013, respectively.

Problem loans or loans with potential weaknesses, such as nonaccrual loans, loans over 90 days past due and still accruing, and TDR loans, are disclosed in the NPA table above. Loans with known potential credit problems that may not otherwise be disclosed in this table include accruing criticized commercial loans, which are disclosed along with additional credit quality information in Note 6, “Loans,” to the Consolidated Financial Statements in this Form 10-K. At December 31, 2017 and December 31, 2016, there were no known significant potential problem loans that are not otherwise disclosed. See the "Critical Accounting Policies" section of this MD&A for additional information regarding our policy on loans classified as nonaccrual.
NPAs decreased $178 million, or 19%, during 2017, and the ratio of NPLs to period-end LHFI was 0.47% at December 31, 2017, down 12 basis points from December 31, 2016. These declines were driven primarily by continued improvements in the energy portfolio.

Nonperforming Loans
NPLs at December 31, 2017 totaled $674 million, a decrease of $171 million, or 20%, from December 31, 2016, driven by a decline in commercial NPLs.
Commercial NPLs decreased $174 million, or 42%, during 2017 driven by a $175 million, or 45%, reduction in C&I NPLs due primarily to paydowns, sales, and the return to accrual status of certain energy-related NPLs. Additionally, commercial construction NPLs decreased $16 million, or 94%, due to the sale of an NPL in the third quarter of 2017. The decrease in C&I and commercial construction NPLs was offset partially by an increase in CRE NPLs of $17 million due to the downgrade of one borrower.
Consumer NPLs increased $3 million, or 1%, from December 31, 2016, due primarily to an increase in residential mortgage and indirect NPLs, offset largely by lower inflows of new residential home equity NPLs.

Interest income on consumer nonaccrual loans, if received, is recognized on a cash basis. Interest income on commercial nonaccrual loans is not generally recognized until after the principal amount has been reduced to zero. We recognized $32 million and $21 million of interest income related to nonaccrual loans (which includes out-of-period interest for certain commercial nonaccrual loans) during 2017 and 2016, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $43 million and $48 million would have been recognized during 2017 and 2016, respectively.

Other Nonperforming Assets
OREO decreased $3 million, or 5%, during 2017 to $57 million at December 31, 2017. Sales of OREO resulted in proceeds of $60 million and $59 million during 2017 and 2016, resulting in net gains of $10 million and $11 million, respectively, inclusive of valuation reserves.
Most of our OREO properties are located in Florida, Georgia, Virginia, and Maryland. Residential and commercial real estate properties comprised 90% and 6%, respectively, of the $57 million in total OREO at December 31, 2017, with the remainder related to land. Upon foreclosure, the values of these properties were re-evaluated and, if necessary, written down to their then-current estimated fair value less estimated costs to sell. Any further decreases in property values could result in additional losses as they are regularly revalued. See the "Non-recurring Fair Value Measurements" section within Note 18, "Fair Value Election and Measurement," to the Consolidated Financial Statements in this Form 10-K for additional information.
Gains and losses on the sale of OREO are recorded in other noninterest expense in the Consolidated Statements of Income. Sales of OREO and the related gains or losses are highly dependent on our disposition strategy. We are actively managing and disposing of these assets to minimize future losses and to maintain compliance with regulatory requirements.
Accruing loans past due 90 days or more included LHFI and LHFS, and totaled $1.4 billion and $1.3 billion at December 31, 2017 and 2016, respectively. Of these, 98% and 97% were government-guaranteed at December 31, 2017 and 2016, respectively. Accruing LHFI past due 90 days or more increased $117 million, or 9%, during 2017, driven by a $101 million increase in guaranteed student loans and a $19 million increase in guaranteed residential mortgages, offset slightly by a $5 million decrease in C&I loans.
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
Based on our review of the aforementioned factors and our assessment of overall risk, we evaluate the benefits of proactively initiating discussions with our clients to improve a loan’s risk profile. In some cases, we may renegotiate terms of their loans so that they have a higher likelihood of continuing to perform. To date, we have restructured loans in a variety of ways to help our clients service their debt and to mitigate the potential for additional losses. The restructuring methods offered to our clients primarily include an extension of the loan's contractual term and/or a reduction in the loan's original contractual interest rate. In limited circumstances, loan modifications that forgive contractually specified unpaid principal balances may also be offered. For residential home equity lines nearing the end of their draw period and for commercial loans, the primary restructuring method is an extension of the loan's contractual term.
Loans with modifications deemed to be economic concessions resulting from borrower financial difficulties are reported as TDRs. Accruing loans may retain accruing status at the time of restructure and the status is determined by, among other things, the nature of the restructure, the borrower's repayment history, and the borrower's repayment capacity.
Nonaccruing loans that are modified and demonstrate a sustainable history of repayment performance in accordance with their modified terms, typically six months, are usually reclassified to accruing TDR status. Generally, once a loan becomes a TDR, we expect that the loan will continue to be reported as a TDR for its remaining life, even after returning to accruing status (unless the modified rates and terms at the time of modification were available in the market at the time of the modification, or if the loan is subsequently remodified at market rates). Some restructurings may not ultimately result in the complete collection of principal and interest (as modified by the terms of the restructuring), culminating in default, which could result in additional incremental losses. These potential incremental losses are factored into our ALLL estimate. The level of re-defaults will likely be affected by future economic conditions. See Note 6, “Loans,” to the Consolidated Financial Statements in this Form 10-K for additional information.
At December 31, 2017, our total TDR portfolio totaled $2.8 billion and was comprised of $2.7 billion, or 97%, of consumer loans (predominantly first and second lien residential mortgages and home equity lines of credit) and $70 million, or 3%, of commercial loans. Total TDRs decreased $87 million from December 31, 2016, driven by a $67 million, or 3%, reduction in accruing TDRs due primarily to paydowns and payoffs of nonguaranteed residential mortgages during 2017. Nonaccruing TDRs decreased $20 million, or 7%, from December 31, 2016.
Generally, interest income on restructured loans that have met sustained performance criteria and returned to accruing status is recognized according to the terms of the restructuring. Such interest income recognized was $108 million and $112 million for 2017 and 2016, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $130 million and $138 million for 2017 and 2016, respectively, would have been recognized.

SELECTED FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE
The following is a discussion of the more significant financial assets and financial liabilities that are measured at fair value on the Consolidated Balance Sheets at December 31, 2017 and 2016. For a complete discussion of our financial instruments measured at fair value and the methodologies used to estimate the fair values of our financial instruments, see Note 18, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-K.

Trading Assets and Liabilities and Derivative Instruments
Trading assets and derivative instruments decreased $974 million, or 16%, compared to December 31, 2016. This decrease was due primarily to decreases in U.S. Treasury securities, trading loans, derivative instruments, federal agency securities, municipal securities, and CP, offset partially by an increase in agency MBS. These changes were driven by normal activity in the trading portfolio product mix as we manage our business and continue to meet our clients' needs. Trading liabilities and derivative instruments decreased $68 million, or 5%, compared to December 31, 2016, driven by a decrease in U.S. Treasury securities, offset in part by increases in corporate and other debt securities, derivative instruments, and equity securities. For composition and valuation assumptions related to our trading products, as well as additional information on our derivative instruments, see Note 4, “Trading Assets and Liabilities and Derivative Instruments,” Note 17, “Derivative Financial Instruments,” and the “Trading Assets and Derivative Instruments and Securities Available for Sale” section of Note 18, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-K. Also, for a discussion of market risk associated with our trading activities, refer to the “Market Risk Management—Market Risk from Trading Activities” section of this MD&A.

Securities Available for Sale
				Table 13
	December 31, 2017
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$4,361	$2	$32	$4,331
Federal agency securities	257	3	1	259
U.S. states and political subdivisions	618	7	8	617
MBS - agency residential	22,616	222	134	22,704
MBS - agency commercial	2,121	3	38	2,086
MBS - non-agency residential	55	4	—	59
MBS - non-agency commercial	862	7	3	866
ABS	6	2	—	8
Corporate and other debt securities	17	—	—	17
Other equity securities [1]	472	—	3	469
Total securities AFS	$31,385	$250	$219	$31,416
1 At December 31, 2017, the fair value of other equity securities was comprised of the following: $15 million of FHLB of Atlanta stock, $403 million of Federal Reserve Bank of Atlanta stock, $49 million of mutual fund investments, and $2 million of other.

	December 31, 2016
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$5,486	$5	$86	$5,405
Federal agency securities	310	5	2	313
U.S. states and political subdivisions	279	5	5	279
MBS - agency residential	22,379	311	254	22,436
MBS - agency commercial	1,263	2	39	1,226
MBS - non-agency residential	71	3	—	74
MBS - non-agency commercial	257	—	5	252
ABS	8	2	—	10
Corporate and other debt securities	34	1	—	35
Other equity securities [1]	642	1	1	642
Total securities AFS	$30,729	$335	$392	$30,672
1 At December 31, 2016, the fair value of other equity securities was comprised of the following: $132 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, $102 million of mutual fund investments, and $6 million of other.

	December 31, 2015
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$3,460	$3	$14	$3,449
Federal agency securities	402	10	1	411
U.S. states and political subdivisions	156	8	—	164
MBS - agency residential	22,508	393	146	22,755
MBS - agency commercial	369	4	4	369
MBS - non-agency residential	92	2	—	94
ABS	11	2	1	12
Corporate and other debt securities	37	1	—	38
Other equity securities [1]	533	1	1	533
Total securities AFS	$27,568	$424	$167	$27,825
1 At December 31, 2015, the fair value of other equity securities was comprised of the following: $32 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, $93 million of mutual fund investments, and $6 million of other.

Maturity Distribution of Debt Securities Available for Sale					Table 14
	December 31, 2017
(Dollars in millions)	Due in 1 Year or Less	Due After 1 Year through 5 Years	Due After 5 Years through 10 Years	Due After 10 Years	Total
Amortized Cost [1]:
U.S. Treasury securities	$—	$2,322	$2,039	$—	$4,361
Federal agency securities	121	46	4	86	257
U.S. states and political subdivisions	6	49	149	414	618
MBS - agency residential	2,686	7,937	11,781	212	22,616
MBS - agency commercial	—	315	1,547	259	2,121
MBS - non-agency residential	—	55	—	—	55
MBS - non-agency commercial	—	12	813	37	862
ABS	—	6	—	—	6
Corporate and other debt securities	7	10	—	—	17
Total debt securities	$2,820	$10,752	$16,333	$1,008	$30,913
Fair Value [1]:
U.S. Treasury securities	$—	$2,305	$2,026	$—	$4,331
Federal agency securities	123	47	4	85	259
U.S. states and political subdivisions	6	52	153	406	617
MBS - agency residential	2,748	7,980	11,763	213	22,704
MBS - agency commercial	—	308	1,525	253	2,086
MBS - non-agency residential	—	59	—	—	59
MBS - non-agency commercial	—	12	816	38	866
ABS	—	8	—	—	8
Corporate and other debt securities	7	10	—	—	17
Total debt securities	$2,884	$10,781	$16,287	$995	$30,947
Weighted average yield [2]:
U.S. Treasury securities	—%	1.82%	2.19%	—%	1.99%
Federal agency securities	5.10	3.19	2.91	2.81	3.96
U.S. states and political subdivisions	6.31	4.78	3.77	3.57	3.75
MBS - agency residential	3.27	2.46	2.92	3.28	2.80
MBS - agency commercial	—	1.97	2.49	2.76	2.44
MBS - non-agency residential	6.00	5.50	—	—	5.50
MBS - non-agency commercial	—	2.26	3.18	3.42	3.18
ABS	—	1.95	7.20	—	2.16
Corporate and other debt securities	3.19	2.50	—	—	2.79
Total debt securities	3.36%	2.34%	2.81%	3.23%	2.71%
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

The securities AFS portfolio is managed as part of our overall liquidity management and ALM process to optimize income and portfolio value over an entire interest rate cycle while mitigating the associated risks. Changes in the size and composition of the portfolio reflect our efforts to maintain a high quality, liquid portfolio, while managing our interest rate risk profile. The amortized cost of the portfolio increased $656 million during the year ended December 31, 2017, due primarily to increased holdings of agency residential and commercial MBS, non-agency commercial MBS, and municipal securities, offset largely by a decline in U.S. Treasury securities and a reduction in other equity securities due to decreased holdings of FHLB of Atlanta stock and mutual fund investments. The fair value of the securities AFS portfolio increased $744 million compared to December 31, 2016, due primarily to the aforementioned changes in the portfolio mix and an $88 million increase in net unrealized gains. At December 31, 2017, the overall securities AFS portfolio was in a $31 million net unrealized gain position, compared to a net unrealized loss position of $57 million at December 31, 2016.
During the fourth quarter of 2017, we sold and subsequently reinvested approximately $3 billion of securities AFS with a similar mix and higher yields (primarily within U.S. Treasury securities and agency residential MBS), resulting in net realized losses of $109 million for the fourth quarter of 2017. We expect this repositioning to increase annual interest income by approximately $20 million beginning in 2018, all else being equal. For the year ended December 31, 2017, we recorded $108 million in net realized losses related to the sale of securities AFS, compared to net realized gains of $4 million and $21 million for the years ended December 31, 2016 and 2015, respectively. OTTI credit losses recognized in earnings for both the year ended December 31, 2017 and 2015 were immaterial and there were no OTTI credit losses recognized in earnings for the year ended December 31, 2016. For additional information on our accounting policies, composition, and valuation assumptions related to the securities AFS portfolio, see Note 1, "Significant Accounting Policies," to our 2016 Annual Report on Form 10-K, as well as Note 5, "Securities Available for Sale," and the “Trading Assets and Derivative Instruments and Securities Available for Sale” section of Note 18, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-K.
For the year ended December 31, 2017, the average yield on the securities AFS portfolio was 2.49%, compared to 2.29% for the year ended December 31, 2016. The increase in average yield was due primarily to shifts in portfolio mix, lower premium amortization, and higher benchmark interest rates in the current year. See additional discussion related to average yields on securities AFS in the "Net Interest Income/Margin" section of this MD&A.
The securities AFS portfolio had an effective duration of 4.5 years at December 31, 2017 compared to 4.6 years at December 31, 2016. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in market interest rates, taking into consideration embedded options. An effective duration of 4.5 years suggests an expected price change of approximately 4.5% for a 100 basis point instantaneous and parallel change in market interest rates.
The credit quality and liquidity profile of the securities AFS portfolio remained strong at December 31, 2017 and, consequently, we believe that we have the flexibility to respond to changes in the economic environment and take actions as opportunities arise to manage our interest rate risk profile and balance liquidity risk against investment returns. Over the longer term, the size and composition of the securities AFS portfolio will reflect balance sheet trends, our overall liquidity objectives, and interest rate risk management objectives. Accordingly, the size and composition of the securities AFS portfolio could change over time.
Federal Home Loan Bank and Federal Reserve Bank Stock
We previously acquired capital stock in the FHLB of Atlanta as a precondition for becoming a member of that institution. As a member, we are able to take advantage of competitively priced advances as a wholesale funding source and to access grants and low-cost loans for affordable housing and community development projects, among other benefits. At December 31, 2017, we held a total of $15 million of capital stock in the FHLB of Atlanta, a decrease of $117 million compared to December 31, 2016 due to a decline in long-term FHLB advances over the same period. See additional information regarding changes in our long-term debt in the "Borrowings" section of this MD&A. For the years ended December 31, 2017, 2016, and 2015, we recognized dividends related to FHLB capital stock of $6 million, $5 million, and $11 million, respectively.
Similarly, to remain a member of the Federal Reserve System, we are required to hold a certain amount of capital stock, determined as either a percentage of the Bank’s capital or as a percentage of total deposit liabilities. At December 31, 2017, we held $403 million of Federal Reserve Bank of Atlanta stock, an increase of $1 million compared to December 31, 2016. For the years ended December 31, 2017, 2016, and 2015, we recognized dividends related to Federal Reserve Bank of Atlanta stock of $9 million, $8 million, and $24 million, respectively.

DEPOSITS

Composition of Average Deposits					Table 15
	Year Ended December 31			% of Total Deposits
(Dollars in millions)	2017	2016	2015	2017	2016	2015
Noninterest-bearing deposits	$43,655	$43,400	$42,102	27%	28%	29%
Interest-bearing deposits:
NOW accounts	45,009	40,949	35,161	28	26	24
Money market accounts	53,592	53,795	50,518	33	35	35
Savings	6,519	6,285	6,165	4	4	4
Consumer time	5,626	5,852	6,443	4	4	4
Other time	5,148	3,908	3,813	3	2	3
Total consumer and commercial deposits	159,549	154,189	144,202	99	99	99
Brokered time deposits	941	926	888	1	1	1
Foreign deposits	421	123	218	—	—	—
Total deposits	$160,911	$155,238	$145,308	100%	100%	100%
During 2017, we experienced continued deposit growth across most of our product categories, while maintaining a favorable deposit mix. See Table 2, Table 3, and the "Net Interest Income/Margin" section in this MD&A for additional information regarding average deposit balances, rates paid, and associated impacts on net interest income. See Note 5, "Securities Available for Sale," to the Consolidated Financial Statements in this Form 10-K for information regarding collateral pledged to secure public deposits.
Average consumer and commercial deposits increased $5.4 billion, or 3%, compared to 2016, driven by broad-based growth across both of our business segments, which reflects success in deepening and growing client relationships. Consumer deposit growth was driven by targeted client outreach, improved execution across our branch network, leveraging new pricing capabilities, and a daily focus on meeting our clients' deposit needs across all channels. Commercial deposit growth was driven by our continued focus on meeting client needs through the deployment of new deposit product offerings combined with the growth of our liquidity specialist team, which attracted new deposits and business relationships.
Consumer and commercial deposit growth remains one of our key areas of focus. During 2017, we continued to deepen our relationships with existing clients, grow our client base, and increase deposits, while managing the rates we paid for deposits. We maintained pricing discipline through a judicious use of competitive rates in select products and markets. Looking forward to 2018, we continue to be focused on maximizing the value proposition of deposits for our clients, outside of the rate paid, by meeting more of our clients' needs through strategic investments in talent and technology.

Contractual maturities of time deposits in denominations of $100,000 or more at December 31, 2017 are presented in Table 16:

			Table 16
(Dollars in millions)	Consumer and Other Time	Brokered Time	Total
Remaining Contractual Maturity:
3 months or less	$609	$37	$646
Over 3 through 6 months	521	27	548
Over 6 through 12 months	1,103	41	1,144
Over 12 months	4,004	880	4,884
Total	$6,237	$985	$7,222
Refer to the "Contractual Obligations" section of this MD&A and Note 11, "Borrowings and Contractual Commitments," to the Consolidated Financial Statements in this Form 10-K for additional information regarding time deposit maturities.

BORROWINGS

Short-Term Borrowings
Short-term borrowings at December 31 consisted of the following:

		Table 17
(Dollars in millions)	2017	2016
Funds purchased	$2,561	$2,116
Securities sold under agreements to repurchase	1,503	1,633
Other short-term borrowings	717	1,015
Total short-term borrowings	$4,781	$4,764
Our short-term borrowings at December 31, 2017 increased $17 million from December 31, 2016, driven by a $445 million increase in funds purchased, offset largely by decreases of $298 million and $130 million in other short-term borrowings and securities sold under agreements to repurchase, respectively. The reduction in other short-term borrowings was due to decreases in master notes outstanding, dealer collateral held, and other borrowings in connection with the December 2016 Pillar acquisition of $133 million, $83 million, and $81 million, respectively.

Long-Term Debt
Long-term debt at December 31 consisted of the following:

		Table 18
(Dollars in millions)	2017	2016
Parent Company Only:
Senior, fixed rate	$3,379	$3,818
Senior, variable rate	267	314
Subordinated, fixed rate	200	200
Junior subordinated, variable rate	628	627
Total	4,474	4,959
Less: Debt issuance costs	8	9
Total Parent Company debt	4,466	4,950

Subsidiaries [1]:
Senior, fixed rate [2]	3,609	2,539
Senior, variable rate	512	2,613
Subordinated, fixed rate	1,206	1,651
Total	5,327	6,803
Less: Debt issuance costs	8	5
Total subsidiaries debt	5,319	6,798
Total long-term debt [3]	$9,785	$11,748
1 77% and 88% of total subsidiary debt was issued by the Bank as of December 31, 2017 and 2016, respectively.
2 Includes leases and other obligations that do not have a stated interest rate.
3 Includes $530 million and $963 million of long-term debt measured at fair value at December 31, 2017 and 2016, respectively.
During the year ended December 31, 2017, our long-term debt decreased by $2.0 billion, or 17%. This decrease was driven by $2.8 billion of FHLB advance terminations and maturities, $1.5 billion of senior note maturities, and $188 million of subordinated note maturities. Partially offsetting these reductions were our issuances of $1.0 billion of 3-year fixed rate senior notes, $300 million of 3-year floating rate senior notes, and $1.0 billion of 5-year fixed rate senior notes under our Global Bank Note program, as well as an increase in direct finance leases of $212 million during the year ended December 31, 2017.
In the first quarter of 2018, we issued $500 million of 5-year senior notes that pay a fixed annual coupon rate of 3.00% under our Global Bank Note program. We may call these notes beginning on August 2, 2018 under a "make-whole" provision, and they mature on February 2, 2023. Also in the first quarter of 2018, we issued $750 million of 3-year fixed-to-floating rate senior notes under our Global Bank Note program. The notes pay a fixed annual coupon rate of 2.59% until January 29, 2020 and pay a floating coupon rate of 3-month LIBOR plus 29.75 basis points thereafter. We may call these notes beginning on January 29, 2020, and they mature on January 29, 2021. Similar to our debt issuances in 2017, these issuances allowed us to supplement our funding sources at favorable borrowing rates and pay down maturing borrowings.

CAPITAL RESOURCES
Regulatory Capital
Our primary federal regulator, the Federal Reserve, measures capital adequacy within a framework that sets capital requirements relative to the risk profiles of individual banks. The framework assigns risk weights to assets and off-balance sheet risk exposures according to predefined classifications, creating a base from which to compare capital levels. We measure capital adequacy using the standardized approach to the FRB's Basel III Final Rule. Basel III capital categories are discussed below.
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
In the third quarter of 2017, the OCC, the FRB, and the FDIC ("the federal banking agencies") issued two NPRs in an effort to simplify certain aspects of the capital rules. In August 2017, a

Transitions NPR was issued, which would extend certain transition provisions currently in the capital rules for banks with less than $250 billion in total consolidated assets. In September 2017, a Simplifications NPR was issued, which would apply a simpler treatment for certain exposures and capital calculations for banks with less than $250 billion in total consolidated assets. The Simplifications NPR also includes certain clarifications and technical amendments to the capital rules.
In November 2017, the federal banking agencies finalized a rule extending the existing capital requirements for MSRs and certain other items. The rule was finalized to prevent different rules from taking effect while the federal banking agencies consider a broader simplification of the capital rules. The final rule applies only to banks that are not subject to advanced approach capital rules, which are generally banks with less than $250 billion in total consolidated assets and less than $10 billion in total foreign exposure. The rule became effective on January 1, 2018. The transition period was previously applicable from January 1, 2015 through December 31, 2017, but with the finalization of the aforementioned Transitions NPR, the transition period has been extended into 2018.
Table 19 presents the Company's transitional Basel III regulatory capital metrics.

Regulatory Capital Metrics [1]			Table 19
(Dollars in millions)	December 31, 2017	December 31, 2016	December 31, 2015
Regulatory capital:
CET1	$17,141	$16,953	$16,421
Tier 1 capital	19,622	18,186	17,804
Total capital	23,028	21,685	20,668
Assets:
RWA	$175,950	$176,825	$164,851
Average total assets for leverage ratio	200,141	197,272	183,763
Risk-based ratios:
CET1	9.74%	9.59%	9.96%
CET1 - fully phased-in [2]	9.59	9.43	9.80
Tier 1 capital	11.15	10.28	10.80
Total capital	13.09	12.26	12.54
Leverage	9.80	9.22	9.69
Total shareholders’ equity to assets	12.21	11.53	12.28
1 We calculated these measures based on the methodology specified by our primary regulator, which may differ from the calculations used by other financial services companies that present similar metrics.
2 The CET1 ratio on a fully phased-in basis at December 31, 2017 is estimated. See Table 30, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for a reconciliation of our transitional CET1 ratio to our fully phased-in, estimated CET1 ratio.

All of our capital ratios increased compared to December 31, 2016, driven primarily by growth in retained earnings and a decrease in RWA due to decreased off-balance sheet exposures. In addition, the Tier 1 capital and Total capital ratios were both favorably impacted by our Series G and Series H preferred stock issuances in 2017, detailed in the "Capital Actions" section below. At December 31, 2017, our capital ratios were well above current regulatory requirements.
Our estimate of the fully phased-in CET1 ratio of 9.59% at December 31, 2017 considers a 250% risk-weighting for residential and commercial mortgage servicing rights, which is the primary driver for the difference in the transitional CET1 ratio compared to the estimated fully phased-in ratio at December 31, 2017. Our estimated fully phased-in ratio is in excess of the 4.5% minimum CET1 ratio, and is also in excess of the 7.0% limit that includes the minimum level of 4.5% plus the 2.5% fully phased-in CCB. See Table 30 , "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for a reconciliation of our fully phased-in CET1 ratio. Also see Note 13, "Capital," to the Consolidated Financial Statements in this Form 10-K for additional information regarding our regulatory capital adequacy requirements and metrics.

Capital Actions
We declared and paid common dividends of $634 million, or $1.32 per common share, during the year ended December 31, 2017, compared to $498 million, or $1.00 per common share, during the year ended December 31, 2016. Additionally, we paid dividends on our preferred stock of $94 million, $66 million, and $64 million during the years ended December 31, 2017, 2016, and 2015, respectively.
Various regulations administered by federal and state bank regulatory authorities restrict the Bank's ability to distribute its retained earnings. At December 31, 2017, 2016, and 2015, the Bank's capacity to pay cash dividends to the Parent Company under these regulations totaled approximately $2.5 billion, $2.5 billion, and $2.7 billion, respectively.
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
In the second quarter of 2017, we announced capital plans in response to the Federal Reserve's review of and non-objection to our 2017 capital plan submitted in conjunction with the 2017 CCAR. Our 2017 capital plan includes increases in our share repurchase program and quarterly common stock dividend, while maintaining our level of preferred stock dividends. Specifically, the 2017 capital plan authorized the repurchase of up to $1.32 billion of our outstanding common stock to be completed between the third quarter of 2017 and the second quarter of 2018, as well as a 54% increase in our quarterly common stock dividend from $0.26 per share to $0.40 per share, beginning in the third quarter of 2017. During the second half of 2017, we repurchased $660 million of our outstanding common stock at market value as a part of this 2017 capital plan. In the first half of 2018, we expect to repurchase approximately $660 million of additional outstanding common stock at market value, which would complete our repurchase of authorized shares as approved by the Board in conjunction with the 2017 capital plan. We currently plan to submit our 2018 capital plan for review by the Federal Reserve in conjunction with the 2018 CCAR in April 2018.
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
In November 2017, we issued depositary shares representing ownership interest in 5,000 shares of Perpetual Preferred Stock, Series H, with no par value and $100,000 liquidation preference per share (the "Series H Preferred Stock"). The Series H Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation to redeem, repurchase, or retire the shares. Dividends for the shares are noncumulative and, if declared, will be payable semi-annually beginning on June 15, 2018 through December 15, 2027 at a rate per annum of 5.125%, and payable quarterly beginning on March 15, 2028 at a rate per annum equal to the three-month LIBOR plus 2.79%. By its terms, we may redeem the Series H Preferred Stock on any dividend payment date occurring on or after December 15, 2027 or at any time within 90 days following a regulatory capital event, at a redemption price of $100,000 per share plus any declared and unpaid dividends. Except in certain limited circumstances, the Series H Preferred Stock does not have any voting rights. As a result of this issuance, we received net proceeds of approximately $496 million after the underwriting discount, but before expenses, and we intend to use the net proceeds for general corporate purposes, including the previously announced redemption of all outstanding 5.875% Series E Preferred Stock depositary shares on March 15, 2018. The redemption of Series E Preferred Stock depositary shares is expected to reduce our Tier 1 capital and Total capital ratios by approximately 25 basis points, all else being equal. See Part II, Item 5 of this Form 10-K for additional information regarding our share repurchase activity, and Note 13, "Capital," to the Consolidated Financial Statements in this Form 10-K for additional information regarding our capital actions.
Given our strong capital position combined with our improved earnings trajectory, we should have capacity to increase capital returns to our owners, the specifics of which will depend upon our rigorous capital planning process.

CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are integral to understanding our financial performance and are described in detail in Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements in this Form 10-K. We have identified certain accounting policies as being critical because (1) they require judgment about matters that are highly uncertain and (2) different estimates that could be reasonably applied would result in materially different outcomes with respect to the recognition and measurement of certain assets, liabilities, commitments, and contingencies, with corresponding impacts on earnings. Our accounting and reporting policies are in accordance with U.S. GAAP, and they conform to general practices within the financial services industry. We have established detailed policies and control procedures that are intended to ensure that these critical accounting estimates are well controlled and applied consistently from period to period, and that the process for changing methodologies occurs in an appropriate manner. The following is a description of our current critical accounting policies.
Contingencies
We face uncertainty with respect to the outcomes of various contingencies, including the allowance for credit losses and legal and regulatory matters.
Allowance for Credit Losses
The allowance for credit losses is composed of the ALLL and the reserve for unfunded commitments. The ALLL represents our estimate of probable losses inherent in the LHFI portfolio based on current economic conditions. The ALLL is increased by the provision for loan losses and reduced by loan charge-offs, net of recoveries. The ALLL is determined based on our review of certain LHFI that are individually evaluated for impairment and pools of LHFI with similar risk characteristics that are evaluated on a collective basis. Our loss estimate includes an assessment of internal and external influences on credit quality that may not be fully reflected in the historical loss, risk-rating, or other indicative data.
Large commercial nonaccrual loans and certain commercial and consumer loans whose terms have been modified in a TDR, are reviewed to determine the amount of specific allowance required in accordance with applicable accounting guidance. For this purpose, we consider the most probable source of repayment, including the present value of the loan's expected future cash flows, the fair value of the underlying collateral less costs of disposition, or the loan's estimated market value. We use assumptions and methodologies that are relevant to assess the extent of impairment in the portfolio and employ judgment in assigning or estimating internal risk ratings, market and collateral values, discount rates, and loss rates.
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
Our determination of the ALLL for commercial loans is sensitive to the assigned internal risk ratings and inherent expected loss rates. A downgrade of one level in the PD risk ratings for all commercial loans and leases would have increased the ALLL by approximately $474 million at December 31, 2017. If the estimated loss severity rates for the entire commercial loan portfolio were increased by 10%, the ALLL for the commercial portfolio would increase by approximately $107 million at December 31, 2017.
The allowance for consumer loans is also sensitive to changes in estimated loss severity rates. If the estimated loss severity rates for these loans increased by 10%, the total ALLL for the consumer portfolio would increase by approximately $46 million at December 31, 2017. These sensitivity analyses are intended to provide insights into the impact of adverse changes in risk rating and estimated loss severity rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed, management believes the risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, could reach different conclusions that could be material to our financial statements.
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
Our financial results are affected by the changes in the allowance for credit losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for credit losses. Changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for credit losses. Such an adjustment could materially affect net income. For additional discussion of the ALLL see the “Allowance for Credit Losses” and “Nonperforming Assets” sections in this MD&A as well as Note 1, “Significant Accounting Policies,” Note 6, “Loans,” and Note 7, “Allowance for Credit Losses,” to the Consolidated Financial Statements in this Form 10-K.
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
Due to the inherent uncertainties of the legal and regulatory processes in the jurisdictions in which we operate, our estimates may be materially different than the actual outcomes, which could have material effects on our business, financial condition, and results of operations. See Note 19, “Contingencies,” to the Consolidated Financial Statements in this Form 10-K for further discussion.

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
Modeling techniques incorporate our assessments regarding assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risks inherent in a particular valuation technique. These assessments are subjective; the use of different assumptions could result in material changes to these fair value measurements. We employed significant unobservable inputs when estimating the fair value of certain trading assets and derivatives, IRLCs, securities AFS, residential LHFS, LHFI accounted for at fair value, and residential MSRs.

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

Level 3 Assets and Liabilities		Table 20
	December 31
(Dollars in millions)	2017	2016
Assets:
Trading assets and derivative instruments [1]	$16	$28
Securities AFS	490	633
Residential LHFS	—	12
LHFI	196	222
Residential MSRs	1,710	1,572
Total level 3 assets	$2,412	$2,467
Total assets	$205,962	$204,875
Total assets measured at fair value on a recurring basis	39,992	42,073
Level 3 assets as a % of total assets	1.2%	1.2%
Level 3 assets as a % of total assets measured at fair value on a recurring basis	6.0%	5.9%
Liabilities:
Trading liabilities and derivative instruments	$16	$22
Total level 3 liabilities	$16	$22
Total liabilities	$180,808	$181,257
Total liabilities measured at fair value on a recurring basis	2,049	2,392
Level 3 liabilities as a % of total liabilities	—%	—%
Level 3 liabilities as a % of total liabilities measured at fair value on a recurring basis	0.8%	0.9%
[1] Includes IRLCs.

Level 3 trading assets and derivative instruments decreased by $12 million during the year ended December 31, 2017, due primarily to the transfer of certain derivative instruments that are not actively traded in the market. Level 3 securities AFS decreased by $143 million during the year ended December 31, 2017, due primarily to the sale of FHLB of Atlanta stock as well as the continued paydowns and sales on securities AFS. For a detailed discussion regarding level 2 and 3 financial instruments and valuation methodologies for each class of financial instrument, see Note 18, “Fair Value Election and Measurement,” and Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements in this Form 10-K.

Goodwill
At December 31, 2017, our reporting units were Consumer and Wholesale. See Note 20, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-K for further discussion of our reportable business segments. We conduct a goodwill impairment test at the reporting unit level at least annually as of October 1, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Based on our annual goodwill impairment test at October 1, 2017, October 1, 2016, and October 1, 2015, we determined that for each of our reporting units' with goodwill balances, the fair values were in excess of their respective carrying values; therefore, no goodwill impairment was recognized. For additional information, see Note 1, “Significant Accounting Policies,” and Note 9, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements in this Form 10-K.
In the analysis as of October 1, 2017, the carrying value of equity of the reporting units, as well as Corporate Other, was determined by allocating our total equity to each reporting unit based on RWA using our actual Tier 1 capital ratio as of the measurement date. Tier 1 capital was utilized as it most closely aligns with equity as reported under U.S. GAAP. Appropriate adjustments were made to each reporting unit’s allocation using Tier 1 capital to conform with U.S. GAAP equity, namely to add back equity tied to goodwill and other intangible assets. We view this approach of determining the reporting units' carrying values based on regulatory capital as an objective measurement of the equity that a market participant would require to operate the reporting units.
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
Income Taxes
We are subject to income tax laws of the U.S., its states, and the municipalities where we conduct business. We estimate income tax expense based on amounts expected to be owed to these various tax jurisdictions. The estimated income tax expense or benefit is reported in the Consolidated Statements of Income.
Accrued taxes represent the net estimated amount due to or to be received from tax jurisdictions either currently or in the future and are reported in Other liabilities or Other assets on the Consolidated Balance Sheets. In estimating accrued taxes, we assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent, and other pertinent information. The income tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. Significant judgment is required in determining the tax accruals and in evaluating our tax positions, including evaluating uncertain tax positions. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations by the tax authorities, and newly enacted statutory, judicial, and regulatory guidance that could impact the relative merits and risks of tax positions. These changes, when they occur, impact tax expense and can materially affect our operating results. We review our tax positions quarterly and make adjustments to accrued taxes as new information becomes available.
Deferred income tax assets represent amounts available to reduce income taxes payable in future years. Such assets arise due to temporary differences between the financial reporting and the tax bases of assets and liabilities, as well as from NOL and tax credit carryforwards. We regularly evaluate the realizability of DTAs. A valuation allowance is recognized for a DTA if, based on the weight of available evidence, it is more-likely-than-not that some portion or all of the DTA will not be realized. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state carryforwards and certain other state DTAs. Since we expect to realize our remaining federal and state DTAs, no valuation allowance is deemed necessary against these DTAs at December 31, 2017. For additional income tax information, refer to the "Provision for Income Taxes" section in this MD&A as well as Note 1, “Significant Accounting Policies,” and Note 14, “Income

Taxes,” to the Consolidated Financial Statements in this Form 10-K.

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
We utilize a full yield curve approach to estimate the service and interest cost components of net periodic benefit expense for pension and other postretirement benefit plans by applying specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. For additional information on our pension and other postretirement benefit plans see Note 1, “Significant Accounting Policies,” and Note 15, “Employee Benefit Plans,” to the Consolidated Financial Statements in this Form 10-K.

ENTERPRISE RISK MANAGEMENT
In the normal course of business, we are exposed to various risks. We have established an ER framework to identify and manage these risks and support key business objectives. Underlying this framework are limits, metrics, policies, procedures, and processes designed to effectively identify, monitor, and manage risk in line with our overall risk appetite. Our risk management philosophy is not to eliminate risk entirely but rather to only accept risks that can be effectively managed and balanced with acceptable returns while also meeting regulatory and safety/soundness objectives.
The Board is responsible for establishing our desired overall risk appetite and for oversight of risk and risk management processes through the BRC. The BRC reports to and assists the Board in overseeing and reviewing information regarding, but not limited to, ER management (i.e., credit, market, liquidity, operational, technology, compliance, and strategic risk), enterprise capital adequacy, liquidity adequacy, and material regulatory matters. The CRO provides overall vision, direction, and leadership regarding our ER management framework and risk management culture. The CRO reports directly to the CEO and the BRC.
ER establishes sound risk and governance frameworks, policies, procedures, and processes that focus on identifying, measuring, analyzing, managing, and reporting the risks that we face. ER fulfills its independent risk oversight responsibilities by developing, deploying, and monitoring enterprise-wide frameworks and policies to manage risk. At its core, ER's objective is to deliver sophisticated risk management capabilities throughout the organization that:

•	Align risk taking with the risk appetite established by the Board,

•	Identify, measure, analyze, manage, escalate, and report risk at the transaction, portfolio, and enterprise levels,

•	Support client facing businesses as they seek to balance risk taking with business and safety/soundness objectives.

•	Optimize decision making,

•	Promote sound processes and regulatory compliance,

•	Maximize shareholder value, and

•
Support our purpose of Lighting the Way to Financial Well-Being, support our performance promise of Leading the Movement for Financial Well-Being, and conform to our guiding principles of Client First, One Team, Executional Excellence, and Profitable Growth.

Our risk management culture operates within the context of our broader, purpose-driven corporate culture. Risk awareness within our culture informs the manner in which teammates act in the absence of specific guidance. SunTrust teammates are expected to:

•	Put the client first,

•	Exhibit strong personal and professional risk leadership, integrity, and ethics in all business dealings,

•	Understand risks encountered and demonstrate a commitment to managing risks through individual actions,

•	Demonstrate honesty, fairness, and respect in all internal and external interactions, and

•	Emphasize the importance of executional excellence in all activities.
Our ER structure and processes are founded upon a comprehensive risk management roles and responsibilities framework, which is critical to ensuring that we proactively identify, measure, monitor, escalate, report, and control risks on an ongoing basis. The risk management roles and responsibilities framework delineates accountabilities across four dimensions.

•
Risk Takers/Owners develop strategies to drive opportunities; operate within the policies, standards, and limits set by Risk Oversight; and escalate changes in the business or the risk environment that could affect risk appetite.

•
Business Managers and Risk Administrators provide input to and accept articulation of risk appetite in policies and limits; identify, assess, and manage the risks the business takes or is exposed to while conducting its activities; apply and operate controls; and provide business analyses and support.

•
Risk Oversight provides credible, independent challenge to risk takers; establishes the risk appetite framework and facilitates risk appetite expression by the Board; sets limits to the business; evaluates/approves limit exceptions; sets risk management policies, standards, tools, methodologies, and programs; and independently monitors and reports on our aggregate portfolio view of risks.

•
Risk Assurance provides independent assessments of risk management and the internal control framework and systems to the Board. These assessments include compliance with policies and standards, effectiveness of the independent risk management function, and completeness and accuracy of information.

In practice, risk measurement activities occur at all pertinent levels of the organization, including at the business segment, corporate functions, and enterprise-wide levels. ER uses a variety of tools, reports, and analyses to evaluate specific exposures in order to:

•	Provide a holistic view of risks,

•	Present quantitative and qualitative assessments of current risks, which may be predictive of future risk trends and levels, and

•	Promote transparency by fostering direct communication between Executive Management/Board and key executives/Risk Managers.
ER governance is supported by a number of chartered risk-focused senior management committees. These “executive committees” are responsible for ensuring effective risk measurement and management within their respective areas of authority, and include the ERC, ALCO, CC, PMC, and EBPC.

•
ERC is chaired by the CRO and supports the CRO in identifying, measuring, and managing the Bank’s aggregate risk profile. ERC maintains a comprehensive perspective of existing and prospective risks; the effectiveness of risk management frameworks, policies and activities; and the execution of risk management processes.

•	ALCO is chaired by the CFO and ensures that proper measurement, monitoring, management, and control processes are in place to achieve our ALM and Liquidity Risk Management goals.

•
CC is also chaired by the CFO and ensures that the proper measurement, monitoring, management, and control processes are in place to achieve our strategic capital goals, while also continuing to manage our risk-capital balance to meet regulatory capital adequacy and stakeholder return expectations.

•	PMC is chaired by the Wholesale Segment Executive and facilitates the development of portfolio strategy that addresses capital utilization, balance sheet optimization, and risk concentrations.

•
EBPC is chaired by the Chief Human Resources Officer and is in place to assess and make determinations regarding our business practices to ensure alignment with core purpose, principles, and values, and to share best practices. EBPC also serves as the forum for enterprise reputational risk exposures.

The CEO, CFO, and CRO are members of each of these executive committees. Additionally, other executive and senior officers are members of these committees based upon their responsibilities and subject matter expertise.
ER continually refines our risk governance structures, frameworks and management limits, policies, procedures, and processes to reflect ongoing changes in our operating environment and/or corporate goals and strategies.
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
ER establishes and oversees adherence to the credit risk management governance frameworks and policies, independently measures, analyzes, and reports on loan portfolio and risk trends, and actively participates in the formulation of our credit strategies. Credit risk officers and supporting teammates within our lines of business are direct participants in the origination, underwriting, and ongoing management of credit. They work to promote an appropriate balance between our risk management and business objectives through adherence to established policies, procedures, and standards. Credit Review, one of our independent assurance functions, regularly assesses and reports on business unit and enterprise asset quality, and the integrity of our credit processes. Additionally, total borrower exposure limits and concentration risks are established and monitored. Credit risk may be mitigated through purchase of credit loss protection via third party insurance and/or use of credit derivatives such as CDS.
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
Operational Risk Management
We face ongoing and emerging risks and regulations related to the activities that surround the delivery of banking and financial products, and we depend on our ability to process, record, and monitor a large number of client transactions on a continuous basis. As the potential for operational loss remains elevated and as client, public, and regulatory expectations regarding operational and information security have increased, we continue to enhance our efforts to safeguard and monitor our operational systems and infrastructure.
Our business activities and operations rely on our systems, computers, software, data, networks, the internet, and digital applications, as well as the systems and infrastructure of third parties. Our business, financial, accounting, data processing, or other systems and infrastructure may stop operating properly or become disabled or damaged as a result of a number of factors and influences that are wholly or partially beyond our control, such as potential failures, disruptions, and breakdowns, whether as a result of human error or intentional attack, as well as market conditions, fraudulent activities, natural disasters, electrical or telecommunications outages, political or social matters including terrorist acts, country risk, vendor risk, legal risk, cyber-attacks, and other security risks. The use of digital technologies introduces cyber-security risk that can manifest in the form of information theft, criminal acts by individuals, groups, or nation states, or other disruptions to our Company's, clients', or third parties' business operations. We use a wide array of techniques to secure our operations and proprietary information such as Board approved policies and programs, network monitoring, access controls, dedicated security personnel, and defined insurance instruments, as well as consult with third-party data security experts.
To control cyber-security risk, we maintain an active information security program that is designed to conform with FFIEC guidance. This information security program is aligned with our operational risks and is overseen by executive management, the Board, and our independent audit function. This program continually monitors and evaluates threats, events, and the performance of its business operations and continually adapts and modifies its risk reduction activities accordingly. We also utilize appropriate cyber-security insurance that controls against certain losses, expenses, and damages associated with cyber risk.
Further, we recognize our role in the overall national payments system, and we have adopted the National Institute of Standards and Technology's Cyber Security Framework. We also fully participate in the federally recognized financial sector information sharing organization structure, known as the Financial Services Information Sharing and Analysis Center. Digital technology is constantly evolving, and new and unforeseen threats and actions by others may disrupt operations or result in losses beyond our risk control thresholds. Although we invest substantial time and resources to manage and reduce cyber risk, it is not possible to completely eliminate this risk.
We believe that effective management of operational risk, defined as the risk of loss resulting from inadequate or failed internal processes, people, and systems, or from external events, plays a major role in both the level and the stability of our profitability. Our Enterprise Operational Risk Management function oversees an enterprise-wide framework intended to identify, assess, control, monitor, and report on operational risks. These processes support our goals to minimize future operational losses and strengthen our performance by maintaining sufficient capital to absorb operational losses that are incurred.
Operational Risk Management is overseen by our EORO. The operational risk governance structure includes an operational risk manager and support staff assigned to each business segment and corporate function. These risk managers are responsible for oversight of risk management within their areas in compliance with ER's policies and procedures.

Market Risk Management
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices, and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and MVE to changes in interest rates, is our primary market risk and mainly arises from changes in the structure and composition of our balance sheet. Variable rate loans, prior to any hedging related actions, were approximately 58% of total loans at December 31, 2017, and after giving consideration to hedging related actions, were approximately 48% of total loans. Approximately 5% of our variable rate loans at December 31, 2017 had coupon rates that were equal to a contractually specified interest rate floor. In addition to interest rate risk, we are also exposed to market risk in our trading instruments measured at fair value. Our ALCO meets regularly and is responsible for reviewing our ALM and liquidity risk position in conformance with the established policies and limits designed to measure, monitor, and control market risk.

Market Risk from Non-Trading Activities
The primary goal of interest rate risk management is to control exposure to interest rate risk within policy limits approved by the Board. These limits reflect our appetite for interest rate risk over both short-term and long-term horizons. No limit breaches occurred during the year ended December 31, 2017.
The major sources of our non-trading interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the absolute level and shape of the yield curve, as well as the embedded optionality in our products and related customer behavior. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, which, as described in additional detail below, are employed by management to understand net interest income sensitivity and MVE sensitivity. These measures show that our interest rate risk profile is modestly asset sensitive at December 31, 2017.
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
As the future path of interest rates is not known, we use simulation analysis to project net interest income under various scenarios including implied forward, deliberately extreme, and other scenarios that are unlikely. The analyses may include different scenarios including rapid and gradual ramping of interest rates, rate shocks, basis risk analysis, and yield curve twists. Specific strategies are also analyzed to determine their impact on net interest income levels and sensitivities.
The sensitivity analysis presented in Table 21 is measured as a percentage change in net interest income due to instantaneous moves in benchmark interest rates. Estimated changes below are dependent upon material assumptions such as those previously discussed.

Net Interest Income Asset Sensitivity		Table 21

	Estimated % Change in Net Interest Income Over 12 Months [1]
	December 31, 2017	December 31, 2016
Rate Change
+200 bps	2.4%	3.3%
+100 bps	1.4%	1.9%
-50 bps	(1.0)%	(2.7)%
1 Estimated % change of net interest income is reflected on a non-FTE basis.

Net interest income asset sensitivity at December 31, 2017 decreased compared to December 31, 2016, driven primarily by growth in fixed rate consumer loans and a decrease in floating rate commercial loans. See additional discussion related to net interest income in the "Net Interest Income/Margin" section of this MD&A.
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
At December 31, 2017, the MVE profile in Table 22 indicates a decline in net balance sheet value due to instantaneous upward changes in rates. This MVE sensitivity is reported for both upward and downward rate shocks.

Market Value of Equity Sensitivity		Table 22

	Estimated % Change in MVE
	December 31, 2017	December 31, 2016
Rate Change
+200 bps	(7.6)%	(9.1)%
+100 bps	(3.3)%	(4.2)%
-50 bps	0.8%	1.5%
The decrease in MVE sensitivity at December 31, 2017 compared to December 31, 2016 was due to lower balance sheet duration, driven primarily by a decline in our outstanding active notional balance of receive-fixed, pay-variable commercial loan swaps, as well as tighter spreads on loans. While an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under these rate scenarios, we believe that a gradual shift in interest rates would have a much more modest impact.
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

In addition to VAR, as required by the Market Risk Rule issued by the U.S. banking regulators, we calculate Stressed VAR, which is used as a component of the total market risk capital charge. We calculate the Stressed VAR risk measure using a ten-day holding period at a one-tail, 99% confidence level and employ a historical simulation approach based on a continuous twelve-month historical window selected to reflect a period of significant financial stress for our trading portfolio. The historical period used in the selection of the stress window encompasses all recent financial crises. Our Stressed VAR calculation uses the same methodology and models as regular VAR, which is a requirement under the Market Risk Rule. Table 23 presents VAR and Stressed VAR for the year ended December 31, 2017 and 2016, as well as VAR by Risk Factor at December 31, 2017 and 2016.

Value at Risk Profile	Table 23

	Year Ended December 31
(Dollars in millions)	2017	2016
VAR (1-day holding period):
Period end	$2	$3
High	3	4
Low	1	1
Average	2	3

Stressed VAR (10-day holding period):
Period end	$52	$37
High	110	118
Low	22	8
Average	54	37

VAR by Risk Factor at period end (1-day holding period):
Equity risk	$1	$1
Interest rate risk	2	2
Credit spread risk	3	5
VAR total at period end (1-day diversified)	2	3
The trading portfolio, measured in terms of VAR, is predominantly comprised of four sub-portfolios of covered positions: (i) credit trading, (ii) fixed income securities, (iii) interest rate derivatives, and (iv) equity derivatives. The trading portfolio also contains other sub-portfolios, including foreign exchange rate and commodity derivatives; however, these trading risk exposures are not material. Our covered positions originate primarily from underwriting, market making and associated risk mitigating hedging activity, and other services for our clients. The trading portfolio's VAR profile, as illustrated in Table 23, is influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. Average daily VAR as well as period end VAR decreased for the year ended December 31, 2017 compared to the same period in 2016. These decreases were driven primarily by lower levels of market volatility during 2017, offset partially by the impact of higher balance sheet usage in our credit trading portfolio as a result of favorable market conditions and strong client demand. Average Stressed VAR as well as period end Stressed VAR, which are not influenced by current levels of market volatility, increased for the year ended December 31, 2017 compared to the same period in 2016. These increases were driven by the aforementioned increase in balance sheet usage in our credit trading portfolio, as well as higher stressed exposures associated with our equity derivatives portfolio. Nonetheless, our Stressed VAR remains within historical ranges. The trading portfolio of covered positions did not contain any correlation trading positions or on- or off-balance sheet securitization positions during the year ended December 31, 2017 or 2016.
In accordance with the Market Risk Rule, we evaluate the accuracy of our VAR model through daily backtesting by comparing aggregate daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) from covered positions with the corresponding daily VAR-based measures generated by the model. As illustrated in the following graph for the twelve months ended December 31, 2017, there were no firmwide VAR backtesting exceptions during this period. The total number of VAR backtesting exceptions over the preceding twelve months is used to determine the multiplication factor for the VAR-based capital requirement under the Market Risk Rule. The capital multiplication factor increases from a minimum of three to a maximum of four, depending on the number of exceptions. There was no change in the capital multiplication factor over the preceding twelve months.

Firmwide VAR Backtesting
$ Millions
$3
$2
$1
$0
($1)
($2)
($3)
($4)
($5)
Jan-17
Feb-17
Mar-17
Apr-17
May-17
Jun-17
Jul-17
Aug-17
Sep-17
Oct-17
Nov-17
Dec-17
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
LCR requirements under Regulation WW require large U.S. banking organizations to hold unencumbered high-quality liquid assets sufficient to withstand projected 30-day total net cash outflows, each as defined under the LCR rule. At December 31, 2017, our LCR calculated pursuant to the rule was above the 100% minimum regulatory requirement.
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
Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. The Bank borrows from the money markets using instruments such as Fed Funds, Eurodollars, and securities sold under agreements to repurchase. At December 31, 2017, the Bank retained a material cash position in its Federal Reserve account. The Parent Company also retained material cash position in its account with the Bank in accordance with our policies and risk limits, discussed in greater detail below.
Sources of Funds. Our primary source of funds is a large, stable deposit base. Core deposits, predominantly made up of consumer and commercial deposits originated primarily from our retail branch network and Wholesale client base, are our largest and most cost-effective source of funding. Total deposits increased to $160.8 billion at December 31, 2017, from $160.4 billion at December 31, 2016.
We also maintain access to diversified sources for both secured and unsecured wholesale funding. These uncommitted sources include Fed Funds purchased from other banks, securities sold under agreements to repurchase, FHLB advances, and Global Bank Notes. Aggregate borrowings decreased to $14.6 billion at December 31, 2017, from $16.5 billion at December 31, 2016.
As mentioned above, the Bank and Parent Company maintain programs to access the debt capital markets. The Parent Company maintains an SEC shelf registration from which it may issue senior or subordinated notes and various capital securities, such as common or preferred stock. Our Board has authorized the issuance of up to $5.0 billion of such securities under the SEC shelf registration, of which $1.7 billion and $3.0 billion of issuance capacity remained available at December 31, 2017 and December 31, 2016, respectively. The reduction in our SEC shelf registration issuance capacity during the year ended December 31, 2017 was driven by the Parent Company's May 2017 issuance of $750 million of Perpetual Preferred Stock, Series G and November 2017 issuance of $500 million of Perpetual Preferred Stock, Series H. See the "Capital Resources" section of this MD&A for additional information regarding our stock issuances.
The Bank maintains a Global Bank Note program under which it may issue senior or subordinated debt with various terms. In January 2017, the Bank issued $1.0 billion of 3-year fixed rate senior notes and $300 million of 3-year floating rate senior notes under this program. In July 2017, we issued $1.0 billion of 5-year senior notes that pay a fixed annual coupon rate of 2.45% under our Global Bank Note program. At December 31, 2017, the Bank retained $35.1 billion of remaining capacity to issue notes under the Global Bank Note program. See the “Recent Developments” section below for a description of issuances subsequent to December 31, 2017 under this program.
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
As illustrated in Table 24, S&P assigned a “Positive” outlook on our credit rating, while both Moody’s and Fitch maintained “Stable” outlooks. Future credit rating downgrades are possible, although not currently anticipated given these “Positive” and “Stable” credit rating outlooks.

Credit Ratings and Outlook			Table 24
December 31, 2017
	Moody’s	S&P	Fitch
SunTrust Banks, Inc.:
Senior debt	Baa1	BBB+	A-
Preferred stock	Baa3	BB+	BB

SunTrust Bank:
Long-term deposits	A1	A-	A
Short-term deposits	P-1	A-2	F1
Senior debt	Baal	A-	A-
Outlook	Stable	Positive	Stable
Our investment portfolio is a use of funds and we manage the portfolio primarily as a store of liquidity, maintaining the majority of our securities in liquid and high-grade asset classes, such as agency MBS, agency debt, and U.S. Treasury securities; nearly all of these securities qualify as high-quality liquid assets under the U.S. LCR Final Rule. At December 31, 2017, our securities AFS portfolio contained $26.8 billion of unencumbered high-quality, liquid securities at market value.
As mentioned above, we evaluate contingency funding scenarios to anticipate and manage the likely impact of impaired capital markets access and other adverse liquidity circumstances. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of contingency liquidity. These contingency liquidity sources include available cash reserves, the ability to sell, pledge, or borrow against unencumbered securities in our investment portfolio, the capacity to borrow from the FHLB system or the Federal Reserve discount window, and the ability to sell or securitize certain loan portfolios. Table 25 presents period end and average balances of our contingency liquidity sources for 2017 and 2016. These sources exceed our contingency liquidity needs as measured in our contingency funding scenarios.

Contingency Liquidity Sources				Table 25

	As of		Average for the Year Ended ¹
(Dollars in billions)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Excess reserves	$2.6	$2.5	$2.9	$2.9
Free and liquid investment portfolio securities	26.8	27.6	27.4	24.8
Unused FHLB borrowing capacity	23.8	21.8	22.2	22.1
Unused discount window borrowing capacity	18.2	17.0	17.6	17.2
Total	$71.4	$68.9	$70.1	$67.0
1 Average based upon month-end data, except excess reserves, which is based upon a daily average.

Parent Company Liquidity. Our primary measure of Parent Company liquidity is the length of time the Parent Company can meet its existing and forecasted obligations using its cash resources. We measure and manage this metric using forecasts from both normal and adverse conditions. Under adverse conditions, we measure how long the Parent Company can meet its capital and debt service obligations after experiencing material attrition of short-term unsecured funding and without the support of dividends from the Bank or access to the capital markets. In accordance with these risk limits established by ALCO and the Board, we manage the Parent Company’s liquidity by structuring its net maturity schedule to minimize the amount of debt maturing within a short period of time. A majority of the Parent Company’s liabilities are long-term in nature, coming from the proceeds of issuances of our capital securities and long-term senior and subordinated notes. See the “Borrowings” section of this MD&A, as well as Note 11, “Borrowings and Contractual Commitments,” to the Consolidated Financial Statements in this Form 10-K for further information regarding our debt.
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
The primary uses of Parent Company liquidity include debt service, dividends on capital instruments, the periodic purchase of investment securities, loans to our subsidiaries, and common share repurchases. See further details of the authorized common share repurchases in the “Capital Resources” section of this MD&A and in Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” in this Form 10-K. We fund corporate dividends with Parent Company cash, the primary sources of which are dividends from our banking subsidiary and proceeds from the issuance of debt and capital securities. We are subject to both state and federal banking regulations that limit our ability to pay common stock dividends in certain circumstances.
Recent Developments. In the first quarter of 2018, we issued $500 million of 5-year senior notes that pay a fixed annual coupon rate of 3.00% under our Global Bank Note program. We may call these notes beginning on August 2, 2018 under a "make-whole" provision, and they mature on February 2, 2023. Also in the first quarter of 2018, we issued $750 million of 3-year fixed-to-floating rate senior notes under our Global Bank Note program. The notes pay a fixed annual coupon rate of 2.59% until January 29, 2020 and pay a floating coupon rate of 3-month LIBOR plus 29.75 basis points thereafter. We may call these notes beginning on January 29, 2020, and they mature on January 29, 2021. These issuances allowed us to supplement our funding sources at favorable borrowing rates and pay down maturing borrowings.
Other Liquidity Considerations. As presented in Table 26, we had an aggregate potential obligation of $87.4 billion to our clients in unused lines of credit at December 31, 2017. Commitments to extend credit are arrangements to lend to clients who have complied with predetermined contractual obligations. We also had $2.6 billion in letters of credit outstanding at December 31, 2017, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Approximately $238 million of these letters supported variable rate demand obligations at December 31, 2017. Unused commercial lines of credit decreased slightly since December 31, 2016, driven by revolver utilization. Residential mortgage commitments also decreased since December 31, 2016, due primarily to reduced IRLC volume during the year ended December 31, 2017. Additionally, unused CRE lines of credit decreased modestly since December 31, 2016, driven primarily by increased utilization of existing CRE lines of credit.

Unfunded Lending Commitments				Table 26
	As of		Average for the Three Months Ended
(Dollars in millions)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Unused lines of credit:
Commercial	$59,625	$59,803	$59,120	$58,865
Residential mortgage commitments [1]	3,036	4,240	3,556	5,864
Home equity lines	10,086	10,336	10,101	10,353
CRE [2]	4,139	4,468	3,963	4,386
Credit card	10,533	9,798	10,488	9,726
Total unused lines of credit	$87,419	$88,645	$87,228	$89,194

Letters of credit:
Financial standby	$2,453	$2,777	$2,633	$2,716
Performance standby	125	130	121	131
Commercial	14	19	16	19
Total letters of credit	$2,592	$2,926	$2,770	$2,866
1 Includes residential mortgage IRLCs with notional balances of $1.7 billion and $2.6 billion at December 31, 2017 and 2016, respectively.
2 Includes commercial mortgage IRLCs and other commitments with notional balances of $240 million and $395 million at December 31, 2017 and 2016, respectively.

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
We measure our residential MSRs at fair value on a recurring basis and hedge the risk associated with changes in fair value. Residential MSRs totaled $1.7 billion and $1.6 billion at December 31, 2017 and 2016, respectively, and are managed and monitored as part of a comprehensive risk governance process, which includes established risk limits.
We originated residential MSRs with fair values at the time of origination of $394 million and $312 million during 2017 and 2016, respectively. Additionally, we purchased residential MSRs with a fair value of approximately $200 million during the year ended December 31, 2016. No residential MSRs were purchased during the year ended December 31, 2017.
We recognized mark-to-market decreases in the fair value of residential MSRs of $248 million and $245 million during 2017 and 2016, respectively. Changes in fair value include the UPB decay resulting from the realization of monthly net servicing cash flows as well as credit decay resulting from shifts in the underlying loans delinquency status. We recognized net losses related to residential MSRs, inclusive of fair value changes and related hedges, of $212 million and $175 million during 2017 and 2016, respectively. Compared to the prior year, the increase in net losses related to residential MSRs was primarily driven by higher decay combined with a decrease in net hedge performance in the current periods. All other servicing rights, which include commercial mortgage and consumer indirect loan servicing rights, are not measured at fair value on a recurring basis, and therefore, are not subject to the same market risks associated with residential MSRs.
We held a total net book value of approximately $22 million and $21 million of non-public equity exposures (direct investments) and other equity-related investments at December 31, 2017 and 2016, respectively. We generally hold these investments as long-term investments. If conditions in the market deteriorate, these long-term investments and other assets could incur impairment charges.

OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business we engage in certain activities that are not reflected in our Consolidated Balance Sheets, generally referred to as "off-balance sheet arrangements." These activities involve transactions with unconsolidated VIEs as well as other arrangements, such as commitments and guarantees, to meet the financing needs of our clients and to support ongoing operations. Additional information regarding these types of activities is included in the "Liquidity Risk Management" section of this MD&A, as well as in Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," Note 11, "Borrowings and Contractual Commitments," and Note 16, "Guarantees," to the Consolidated Financial Statements in this Form 10-K.

Contractual Obligations
In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on our borrowings, partnership investments, and lease arrangements, as well as commitments to lend to clients and to fund capital expenditures and service contracts. Table 27 presents our significant contractual obligations at December 31, 2017, except for UTBs (discussed below), short-term borrowings (presented in the "Borrowings" section of this MD&A), and pension and other postretirement benefit plans, disclosed in Note 15, "Employee Benefit Plans," to the Consolidated Financial Statements in this Form 10-K. For additional information regarding our unfunded lending commitments, time deposits, operating leases, and long-term debt, refer to the "Liquidity Risk Management" and "Deposits" sections of this MD&A, as well as Note 8, "Premises and Equipment," and Note 11, "Borrowings and Contractual Commitments," to the Consolidated Financial Statements in this Form 10-K.
At December 31, 2017, we had UTBs of $141 million, which represent a reserve for tax positions that we have taken or expect to be taken in our tax returns, and which ultimately may not be sustained upon examination by taxing authorities. Since the ultimate amount and timing of any future tax settlements are uncertain, UTBs have been excluded from Table 27. See additional discussion in Note 14, "Income Taxes," to the Consolidated Financial Statements in this Form 10-K.

					Table 27
	Payments Due by Period at December 31, 2017
(Dollars in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Contractual Obligations:
Unfunded lending commitments	$25,265	$23,421	$29,259	$12,066	$90,011
Consumer and other time deposits [1]	4,720	3,890	1,451	2,015	12,076
Brokered time deposits [1]	105	432	372	76	985
Long-term debt [1,2]	1,235	2,327	2,981	3,258	9,801
Operating leases	205	378	318	657	1,558
Purchase obligations [3]	278	336	98	247	959
Commitments to fund partnership investments [4]	690	—	—	—	690
Total	$32,498	$30,784	$34,479	$18,319	$116,080
[1] Amounts do not include interest.
[2] Amounts do not include deduction of related debt issuance costs of $16 million.
[3] For legally binding purchase obligations of $5 million or more, amounts include either termination fees under the associated contracts when early termination provisions exist, or the total potential obligation over the full contractual term for noncancelable purchase obligations. Payments made towards the purchase of goods or services under these contracts totaled $395 million in 2017.

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

BUSINESS SEGMENTS
See Note 20, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-K for a description of our business segments, basis of presentation, internal management reporting methodologies, and business segment structure realignment from three segments to two segments in the second quarter of 2017. Table 28 presents net income for our reportable business segments:

Net Income by Business Segment			Table 28

	Year Ended December 31
(Dollars in millions)	2017	2016	2015
Consumer	$871	$965	$1,081
Wholesale	1,373	979	1,053

Corporate Other	199	160	184
Reconciling Items [1]	(170)	(226)	(385)
Total Corporate Other	29	(66)	(201)
Consolidated Net Income	$2,273	$1,878	$1,933
1 Reflects differences between net income reported for each business segment using management accounting practices and U.S. GAAP. Prior period information has been restated to reflect changes in internal reporting methodology. See additional information in Note 20, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-K.

Table 29 presents average LHFI and average deposits for our reportable business segments for the years ended December 31:

Average LHFI and Deposits by Business Segment						Table 29
	Average LHFI			Average Consumer and Commercial Deposits
(Dollars in millions)	2017	2016	2015	2017	2016	2015
Consumer	$72,622	$69,455	$65,637	$102,820	$99,424	$93,789
Wholesale	71,521	71,600	67,872	56,618	54,713	50,373
Corporate Other	73	63	49	111	52	41

BUSINESS SEGMENT RESULTS
Year Ended December 31, 2017 versus 2016
Consumer
Consumer reported net income of $871 million for the year ended December 31, 2017, a decrease of $94 million, or 10%, compared 2016. The decrease was driven primarily by higher provision for credit losses and lower noninterest income, offset partially by higher net interest income.
Net interest income was $3.7 billion, an increase of $233 million, or 7%, compared to 2016, driven by growth in average LHFI and deposit balances as well as improved deposit spreads. Net interest income related to deposits increased $201 million, or 10%, driven by a 13 basis point increase in deposit spread and a $3.4 billion, or 3%, increase in average deposit balances. Net interest income related to LHFI increased $55 million, or 4%, driven primarily by growth in average LHFI balances.
Provision for credit losses was $368 million, an increase of $196 million compared to 2016, driven by lower ALLL release in 2017. Net charge-offs increased by $12 million in response to higher loan balances.
Total noninterest income was $1.9 billion, a decrease of $162 million, or 8%, compared to 2016. The decrease was driven primarily by lower mortgage-related income associated with reduced refinancing activity and lower service charges on deposits due to the enhanced posting order process instituted during the fourth quarter of 2016.
Total noninterest expense was $3.8 billion, an increase of $46 million, or 1%, compared to 2016. The increase was due to increased expenses associated with corporate support and technology, occupancy and branch network-related activities, and marketing investments, offset partially by lower staff expense, lower outside processing costs, and accrual reversals related to the favorable resolution of previous legal matters.
Wholesale
Wholesale reported net income of $1.4 billion for the year ended December 31, 2017, an increase of $394 million, or 40%, compared to 2016. The increase was due to higher net interest income, noninterest income, and lower provision for credit losses, offset partially by higher noninterest expense.
Net interest income was $2.4 billion, an increase of $235 million, or 11%, compared to 2016, driven primarily by higher deposit balances and improved spreads on both loans and deposits. Net interest income related to deposits increased $157 million, or 20%, as a result of higher benchmark interest rates and higher average deposits. Average deposit balances increased by $1.9 billion, or 3%, as a result of a $3.3 billion increase in interest-bearing transaction accounts and a $700 million increase in CDs, offset largely by a $1.3 billion decrease in money market accounts and a $763 million decrease in noninterest-bearing DDAs. Although average LHFI was relatively flat, net interest income related to LHFI increased $51 million, or 4%, as a result of improved loan spreads.
Provision for credit losses was $41 million, a decrease of $231 million, or 85%, compared to 2016. The decrease was due primarily to lower nonperforming loans and lower energy-related net charge-offs.

Total noninterest income was $1.7 billion, an increase of $354 million, or 26%, compared to 2016. The increase was driven primarily by higher investment banking income, which increased $105 million, or 21%, the $107 million gain on sale of PAC (see Table 1 for a summary of Form 8-K and tax reform-related items), and $70 million of fee income from Pillar with the remainder of the increase attributable to higher tax credits and other loan related fees. These increases were offset partially by declines in trading income and structured real estate gains.
Total noninterest expense was $1.9 billion, an increase of $193 million, or 12%, compared to 2016. The increase was due primarily to the Pillar acquisition, higher employee compensation costs attributable to improved business performance and ongoing investment in technology, as well as higher amortization expense associated with STCC tax credit investments, partially offset by lower operating losses.
Corporate Other
Corporate Other net income was $199 million for the year ended December 31, 2017, an increase of $39 million, or 24%, compared to 2016. The increase in net income was due primarily to lower provision for income taxes in 2017 as a result of Form 8-K and tax reform-related items.
Net interest income was a net expense of $41 million, a decrease of $144 million compared to 2016. The decrease was driven by lower commercial loan-related swap income due to higher LIBOR rates. Average long-term debt increased $154 million, or 2%, compared to 2016, driven by balance sheet management activities.
Total noninterest income was a net expense of $33 million, a decrease of $171 million compared to 2016. The decrease was due to the $109 million securities AFS portfolio restructuring loss (see Table 1 for a summary of Form 8-K and tax reform-related items) and a gain on the sale-leaseback of one of our office buildings in the second quarter of 2016.
Total noninterest expense was $73 million, an increase of $60 million compared to 2016. The increase was due primarily to higher severance costs in 2017.

Year Ended December 31, 2016 versus 2015
Consumer
Consumer reported net income of $965 million for the year ended December 31, 2016, a decrease of $116 million, or 11%, compared 2015. The decrease was driven primarily by higher provision for credit losses and higher noninterest expense, offset partially by higher net interest income and higher noninterest income.
Net interest income was $3.5 billion, an increase of $140 million, or 4%, compared to 2015, driven by growth in average loan and deposit balances and favorable deposit mix, offset partially by lower loan and deposit spreads. Net interest income related to deposits increased $94 million, or 5%, driven by a $5.6 billion, or 6%, increase in average deposit balances. Net interest income related to LHFI increased $30 million, or 2%, driven by a $3.8 billion, or 6%, increase in average LHFI. Average LHFI growth was driven by residential mortgages, other direct, guaranteed student, indirect, and credit card loans, offset partially by declines in home equity products.
Provision for credit losses was $172 million, an increase of $145 million compared to 2015. The increase was driven by loan growth and lower ALLL release in 2016.
Total noninterest income was $2.0 billion, an increase of $69 million, or 4%, compared to 2015. The increase was driven by higher mortgage-related income. Mortgage production related income increased $96 million compared to 2015, due to higher production volume and higher gain on sale margins. Mortgage servicing related income increased $19 million, or 12%, driven primarily by higher servicing fees and favorable net hedge performance, offset partially by higher decay expense. Service charges on deposit accounts, card and ATM fee income also increased, offset by declines in wealth management-related income of $49 million, or 8%, due to lower transactional volumes and certain asset impairment charges recognized in 2016.
Total noninterest expense was $3.8 billion, an increase of $165 million, or 5%, compared to 2015. The increase was driven by higher corporate support costs, operating losses, and marketing investments.
Wholesale
Wholesale reported net income of $979 million for the year ended December 31, 2016, a decrease of $74 million, or 7%, compared to 2015. The decrease in net income was attributable to higher provision for credit losses and noninterest expense, offset partially by higher net interest income and noninterest income.
Net interest income was $2.2 billion, an increase of $98 million, or 5%, compared to 2015, driven primarily by higher average deposit balances. Deposit related net interest income increased $64 million as average deposit balances grew $4.3 billion, or 9%, driven primarily by higher interest-bearing transaction and money market accounts. Average loans grew $3.7 billion, or 5%, led primarily by growth in C&I loans; however, net interest income growth related to loans was mitigated due to lower loan spreads.
Provision for credit losses was $272 million, an increase of $135 million, or 99%, compared to 2015. The increase was due primarily to higher energy-related charge-offs and loan growth.
Total noninterest income was $1.4 billion, an increase of $71 million, or 6%, compared to 2015. The increase was driven primarily by higher investment banking income and trading income, which increased $33 million and $44 million, respectively, as well as by higher tax credit-related income.
Total noninterest expense was $1.7 billion, an increase of $153 million, or 10%, compared to 2015. The increase was due primarily to higher employee compensation expense attributable to improved business performance and ongoing investments in talent, higher amortization expense associated with our new market tax credit investments, and increased investments in technology.
Corporate Other
Corporate Other net income was $160 million for the year ended December 31, 2016, a decrease of $24 million, or 13%, compared to 2015. The decrease in net income was due primarily to lower net interest income in 2016.
Net interest income was $103 million, a decrease of $52 million, or 34%, compared to 2015. The decrease was driven primarily by lower spreads on MBS securities and lower commercial loan-related swap income. Average long-term debt decreased $175 million, or 2%, and average short-term borrowings decreased $349 million, or 18%, compared to 2015, driven by balance sheet management activities.
Total noninterest income was $138 million, an increase of $1 million, or 1%, compared to 2015. The increase was driven primarily by the gain on the sale-leaseback of one of our office buildings in 2016, offset partially by certain gains recognized in 2015, including gains from the disposition of the affordable housing partnership, $16 million of gains related to the sale of securities, and $14 million of trading income related to the mark-to-market valuation.
Total noninterest expense decreased $4 million compared to 2015, driven primarily by lower allocated expenses.

FOURTH QUARTER 2017 RESULTS
Quarter Ended December 31, 2017 vs. Quarter Ended December 31, 2016
We reported net income available to common shareholders of $710 million in the fourth quarter of 2017, an increase of $262 million, or 58%, compared to the same period in 2016. Earnings per average common diluted share were $1.48 for the fourth quarter of 2017, compared to $0.90 for the fourth quarter of 2016. The current quarter was favorably impacted by $0.39 per share of net discrete benefits in connection with Form 8-K and tax reform-related items.
In the fourth quarter of 2017, net interest income was $1.5 billion, an increase of $95 million compared to the same period in 2016. The increase was driven by higher earning asset yields and growth of $1.8 billion in average earning assets. Net interest margin increased 17 basis points to 3.17% for the fourth quarter of 2017, compared to the same period in 2016. The increase was driven primarily by higher earning asset yields arising from higher benchmark interest rates, continued positive mix shift in earning assets, and lower premium amortization in the securities AFS portfolio, offset partially by higher rates paid on interest-bearing liabilities.
The provision for credit losses was $79 million in the fourth quarter of 2017, a decrease of $22 million compared to the same period in 2016, due to lower net charge-offs.
Total noninterest income was $833 million in the fourth quarter of 2017, an increase of $18 million compared to the same period in 2016, driven largely by higher commercial real estate related and wealth management related income as well as the gain from the sale of PAC, offset partially by securities AFS portfolio restructuring losses.
Trading income was $41 million in the fourth quarter of 2017, a decrease of $17 million compared to the same period in 2016, due to lower core trading revenue and higher counterparty credit valuation reserve in the current quarter.
Mortgage production related income was $61 million in the fourth quarter of 2017, a decrease of $17 million compared to the fourth quarter of 2016, due to lower production volume and a lower repurchase reserve release during the current quarter. Mortgage servicing related income was $43 million for the fourth quarter of 2017, an increase of $18 million compared to the same period in 2016, due to higher net hedge performance, lower servicing asset decay, and higher servicing fees during the current quarter.
Trust and investment management income was $80 million in the fourth quarter of 2017, an increase of $7 million compared to the same period in 2016, due to an increase in trust and institutional assets under management as well as trust termination fees received during the current quarter.
Commercial real estate related income was $62 million in the fourth quarter of 2017, an increase of $29 million compared to the fourth quarter of 2016, driven by revenue from Pillar, which we acquired in December 2016, in addition to higher structured real estate and tax credit-related income earned during the current quarter.
Net securities loss was $109 million in the fourth quarter of 2017. There were no securities (losses)/gains recognized in the fourth quarter of 2016. The current quarter loss was due to the restructuring of the securities AFS portfolio.
Other noninterest income was $134 million in the fourth quarter of 2017, an increase of $105 million compared to the same period in 2016. The increase was due primarily to the $107 million gain from the sale of PAC during the current quarter, as announced in the December 4, 2017 Form 8-K. Excluding the impact of the pre-tax gain from the sale of PAC, other noninterest income was relatively stable compared to the fourth quarter of 2016.
Total noninterest expense was $1.5 billion in the fourth quarter of 2017, an increase of $123 million compared to the same period in 2016. The increase was due primarily to the net impact of $111 million related to Form 8-K and tax reform-related items ($50 million charitable contribution to support financial well-being initiatives, $36 million net charge related to efficiency actions, and $25 million discretionary 401(k) contribution and other employee benefits). Excluding the impact of these items, noninterest expense increased slightly compared to the fourth quarter of 2016.
Employee compensation and benefits expense was $803 million in the fourth quarter of 2017, an increase of $41 million compared to the same period in 2016, due primarily to the tax reform-related discretionary 401(k) contribution and other employee benefits of $25 million as well as incremental costs related to Pillar.
Marketing and customer development expense was $104 million in the fourth quarter of 2017, an increase of $52 million compared to fourth quarter of 2016, due primarily to the tax reform-related charitable contribution of $50 million to support financial well-being initiatives. Excluding the impact of this tax reform-related item, marketing and customer development expense was stable compared to the fourth quarter of 2016.
Amortization expense was $25 million in the fourth quarter of 2017, an increase of $11 million compared to the same period in 2016, due primarily to an increase in amortizable community development investments. These investments generate tax credits that reduce the provision for income taxes over time.
Other noninterest expense was $170 million in the fourth quarter of 2017, an increase of $16 million compared to the fourth quarter of 2016. The increase was driven primarily by the $36 million net charge related to efficiency actions, as announced in the December 4, 2017 Form 8-K. This included severance costs in connection with the voluntary early retirement program, branch and corporate real estate closure costs, and software write-downs.
In the fourth quarter of 2017, we recognized a benefit for income taxes of $74 million compared to a provision of $193 million in the fourth quarter of 2016. The tax provision for the current quarter includes a $303 million income tax benefit due primarily to the impact of the remeasurement of our estimated DTAs and DTLs and other tax reform-related items due to the enactment of the 2017 Tax Act. The effective tax rate for the fourth quarter of 2017 was (11)% compared to 29% in the fourth quarter of 2016. Excluding the impact of Form 8-K and tax reform-related items, the effective tax rate was 30% for the fourth quarter of 2017.

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures								Table 30
	Three Months Ended
(Dollars in millions and shares in thousands, except per share data)	2017				2016
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Selected Quarterly Financial Data
Summary of Operations:
Interest income	$1,640	$1,635	$1,583	$1,528	$1,492	$1,451	$1,424	$1,411
Interest expense	206	205	180	162	149	143	136	129
Net interest income	1,434	1,430	1,403	1,366	1,343	1,308	1,288	1,282
Provision for credit losses	79	120	90	119	101	97	146	101
Net interest income after provision for credit losses	1,355	1,310	1,313	1,247	1,242	1,211	1,142	1,181
Noninterest income	833	846	827	847	815	889	898	781
Noninterest expense	1,520	1,391	1,388	1,465	1,397	1,409	1,345	1,318
Income before (benefit)/provision for income taxes	668	765	752	629	660	691	695	644
(Benefit)/provision for income taxes	(74)	225	222	159	193	215	201	195
Net income attributable to noncontrolling interest	2	2	2	2	2	2	2	2
Net income	$740	$538	$528	$468	$465	$474	$492	$447
Net income available to common shareholders	$710	$512	$505	$451	$448	$457	$475	$430
Net interest income-FTE [1]	$1,472	$1,467	$1,439	$1,400	$1,377	$1,342	$1,323	$1,318
Total revenue	2,267	2,276	2,230	2,213	2,158	2,197	2,186	2,063
Total revenue-FTE [1]	2,305	2,313	2,266	2,247	2,192	2,231	2,221	2,099
Net income per average common share:
Diluted	$1.48	$1.06	$1.03	$0.91	$0.90	$0.91	$0.94	$0.84
Basic	1.50	1.07	1.05	0.92	0.91	0.92	0.95	0.85
Dividends declared per common share	0.40	0.40	0.26	0.26	0.26	0.26	0.24	0.24
Book value per common share	47.94	47.16	46.51	45.62	45.38	46.63	46.14	44.97
Tangible book value per common share [2]	34.82	34.34	33.83	33.05	32.95	34.33	33.98	32.89
Market capitalization	30,417	28,451	27,319	26,860	26,942	21,722	20,598	18,236
Market price per common share:
High	$66.62	$60.04	$58.75	$61.69	$56.48	$44.61	$44.32	$42.04
Low	56.30	51.96	52.69	52.71	43.41	38.75	35.10	31.07
Close	64.59	59.77	56.72	55.30	54.85	43.80	41.08	36.08
Selected Average Balances:
Total assets	$205,219	$205,738	$204,494	$204,252	$203,146	$201,476	$198,305	$193,014
Earning assets	184,306	184,861	184,057	183,606	182,475	180,523	178,055	174,189
LHFI	144,039	144,706	144,440	143,670	142,578	142,257	141,238	138,372
Intangible assets including residential MSRs	8,077	8,009	8,024	8,026	7,654	7,415	7,543	7,569
Residential MSRs	1,662	1,589	1,603	1,604	1,291	1,065	1,192	1,215
Consumer and commercial deposits	160,745	159,419	159,136	158,874	157,996	155,313	154,166	149,229
Preferred stock	2,236	1,975	1,720	1,225	1,225	1,225	1,225	1,225
Total shareholders’ equity	24,806	24,573	24,139	23,671	24,044	24,410	24,018	23,797
Average common shares - diluted	480,359	483,640	488,020	496,002	497,055	500,885	505,633	509,931
Average common shares - basic	474,300	478,258	482,913	490,091	491,497	496,304	501,374	505,482
Financial Ratios (Annualized):
ROA	1.43%	1.04%	1.03%	0.93%	0.91%	0.94%	1.00%	0.93%
ROE	12.54	9.03	9.08	8.19	7.85	7.89	8.43	7.71
ROTCE [3]	17.24	12.45	12.51	11.28	10.76	10.73	11.54	10.60
Net interest margin	3.09	3.07	3.06	3.02	2.93	2.88	2.91	2.96
Net interest margin-FTE [1]	3.17	3.15	3.14	3.09	3.00	2.96	2.99	3.04
Efficiency ratio [4]	67.03	61.12	62.24	66.20	64.74	64.13	61.53	63.89
Efficiency ratio-FTE [1,4]	65.94	60.14	61.24	65.19	63.73	63.14	60.56	62.81
Tangible efficiency ratio-FTE [1,4,5]	64.84	59.21	60.59	64.60	63.08	62.54	60.05	62.33
Adjusted tangible efficiency ratio-FTE [1,4,5,6]	59.85	59.21	60.59	64.60	63.08	62.54	60.05	62.33
Total average shareholders’ equity to total average assets	12.09	11.94	11.80	11.59	11.84	12.12	12.11	12.33
Tangible common equity to tangible assets [7]	8.21	8.10	8.11	8.06	8.15	8.57	8.85	8.85
Common dividend payout ratio	26.8	37.2	24.8	28.3	28.5	28.2	25.3	28.2

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)
	Three Months Ended
	2017				2016
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Selected Quarterly Financial Data (continued)
Capital Ratios at period end [8]:
CET1	9.74%	9.62%	9.68%	9.69%	9.59%	9.78%	9.84%	9.90%
CET1 - fully phased-in	9.59	9.48	9.53	9.54	9.43	9.66	9.73	9.77
Tier 1 capital	11.15	10.74	10.81	10.40	10.28	10.50	10.57	10.63
Total capital	13.09	12.69	12.75	12.37	12.26	12.57	12.68	12.39
Leverage	9.80	9.50	9.55	9.08	9.22	9.28	9.35	9.50

	Three Months Ended
(Dollars in millions, except per share data)	2017				2016
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Reconcilement of Non-U.S. GAAP Measures - Quarterly
Net interest margin	3.09%	3.07%	3.06%	3.02%	2.93%	2.88%	2.91%	2.96%
Impact of FTE adjustment	0.08	0.08	0.08	0.07	0.07	0.08	0.08	0.08
Net interest margin-FTE [1]	3.17%	3.15%	3.14%	3.09%	3.00%	2.96%	2.99%	3.04%

Efficiency ratio [4]	67.03%	61.12%	62.24%	66.20%	64.74%	64.13%	61.53%	63.89%
Impact of FTE adjustment	(1.09)	(0.98)	(1.00)	(1.01)	(1.01)	(0.99)	(0.97)	(1.08)
Efficiency ratio-FTE [1,4]	65.94	60.14	61.24	65.19	63.73	63.14	60.56	62.81
Impact of excluding amortization related to intangible assets and certain tax credits	(1.10)	(0.93)	(0.65)	(0.59)	(0.65)	(0.60)	(0.51)	(0.48)
Tangible efficiency ratio-FTE [1,4,5]	64.84	59.21	60.59	64.60	63.08	62.54	60.05	62.33
Impact of excluding Form 8-K and other items	(4.99)	—	—	—	—	—	—	—
Adjusted tangible efficiency ratio-FTE [1,4,5,6]	59.85%	59.21%	60.59%	64.60%	63.08%	62.54%	60.05%	62.33%

ROE	12.54%	9.03%	9.08%	8.19%	7.85%	7.89%	8.43%	7.71%
Impact of removing average intangible assets other than residential MSRs and other servicing rights from average common shareholders' equity, and removing related pre-tax amortization expense from net income available to common shareholders	4.70	3.42	3.43	3.09	2.91	2.84	3.11	2.89
ROTCE [3]	17.24%	12.45%	12.51%	11.28%	10.76%	10.73%	11.54%	10.60%

Net interest income	$1,434	$1,430	$1,403	$1,366	$1,343	$1,308	$1,288	$1,282
FTE adjustment	38	37	36	34	34	34	35	36
Net interest income-FTE [1]	1,472	1,467	1,439	1,400	1,377	1,342	1,323	1,318
Noninterest income	833	846	827	847	815	889	898	781
Total revenue-FTE [1]	$2,305	$2,313	$2,266	$2,247	$2,192	$2,231	$2,221	$2,099

Total shareholders’ equity	$25,154	$24,522	$24,477	$23,484	$23,618	$24,449	$24,464	$24,053
Goodwill, net of deferred taxes [9]	(6,168)	(6,084)	(6,085)	(6,086)	(6,086)	(6,089)	(6,091)	(6,094)
Other intangible assets (including residential MSRs and other servicing rights)	(1,791)	(1,706)	(1,689)	(1,729)	(1,657)	(1,131)	(1,075)	(1,198)
Residential MSRs and other servicing rights	1,776	1,690	1,671	1,711	1,638	1,124	1,067	1,189
Tangible equity [7]	18,971	18,422	18,374	17,380	17,513	18,353	18,365	17,950
Noncontrolling interest	(103)	(101)	(103)	(101)	(103)	(101)	(103)	(101)
Preferred stock	(2,475)	(1,975)	(1,975)	(1,225)	(1,225)	(1,225)	(1,225)	(1,225)
Tangible common equity [7]	$16,393	$16,346	$16,296	$16,054	$16,185	$17,027	$17,037	$16,624

Total assets	$205,962	$208,252	$207,223	$205,642	$204,875	$205,091	$198,892	$194,158
Goodwill	(6,331)	(6,338)	(6,338)	(6,338)	(6,337)	(6,337)	(6,337)	(6,337)
Other intangible assets (including residential MSRs and other servicing rights)	(1,791)	(1,706)	(1,689)	(1,729)	(1,657)	(1,131)	(1,075)	(1,198)
Residential MSRs and other servicing rights	1,776	1,690	1,671	1,711	1,638	1,124	1,067	1,189
Tangible assets	$199,616	$201,898	$200,867	$199,286	$198,519	$198,747	$192,547	$187,812
Tangible common equity to tangible assets [7]	8.21%	8.10%	8.11%	8.06%	8.15%	8.57%	8.85%	8.85%
Tangible book value per common share [2]	$34.82	$34.34	$33.83	$33.05	$32.95	$34.33	$33.98	$32.89

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)
	Year Ended December 31
(Dollars in millions, except per share data)	2017	2016	2015	2014	2013
Reconcilement of Non-U.S. GAAP Measures - Annual
Net interest margin	3.06%	2.92%	2.82%	2.98%	3.16%
Impact of FTE adjustment	0.08	0.08	0.09	0.09	0.08
Net interest margin-FTE [1]	3.14%	3.00%	2.91%	3.07%	3.24%
Efficiency ratio [4,10]	64.14%	63.55%	64.24%	67.90%	72.28%
Impact of FTE adjustment	(1.02)	(1.00)	(1.11)	(1.16)	(1.12)
Efficiency ratio-FTE [1,4,10]	63.12	62.55	63.13	66.74	71.16
Impact of excluding amortization related to intangible assets and certain tax credits	(0.82)	(0.56)	(0.49)	(0.30)	(0.27)
Tangible efficiency ratio-FTE [1,4,5,10]	62.30	61.99	62.64	66.44	70.89
Impact of excluding Form 8-K and other items	(1.26)	—	—	(3.10)	(5.62)
Adjusted tangible efficiency ratio-FTE [1,4,5,6,10]	61.04%	61.99%	62.64%	63.34%	65.27%
ROE	9.72%	7.97%	8.46%	8.10%	6.38%
Impact of removing average intangible assets other than residential MSRs and other servicing rights from average common shareholders' equity, and removing related pre-tax amortization expense from net income available to common shareholders	3.67	2.94	3.29	3.39	2.99
ROTCE [3]	13.39%	10.91%	11.75%	11.49%	9.37%
Net interest income	$5,633	$5,221	$4,764	$4,840	$4,853
FTE adjustment	145	138	142	142	127
Net interest income-FTE [1]	5,778	5,359	4,906	4,982	4,980
Noninterest income	3,354	3,383	3,268	3,323	3,214
Total revenue-FTE [1]	9,132	8,742	8,174	8,305	8,194
Impact of excluding Form 8-K items	—	—	—	(105)	63
Total adjusted revenue-FTE [1,6]	$9,132	$8,742	$8,174	$8,200	$8,257
Net income available to common shareholders	$2,179	$1,811	$1,863	$1,722	$1,297
Impact of excluding Form 8-K and other items	—	—	—	7	179
Adjusted net income available to common shareholders [6]	$2,179	$1,811	$1,863	$1,729	$1,476
Noninterest income	$3,354	$3,383	$3,268	$3,323	$3,214
Impact of excluding Form 8-K items	—	—	—	(105)	63
Adjusted noninterest income [6]	$3,354	$3,383	$3,268	$3,218	$3,277
Noninterest expense [10]	$5,764	$5,468	$5,160	$5,543	$5,831
Impact of excluding Form 8-K and other items	—	—	—	(324)	(419)
Adjusted noninterest expense [6,10]	$5,764	$5,468	$5,160	$5,219	$5,412
Diluted net income per average common share	$4.47	$3.60	$3.58	$3.23	$2.41
Impact of excluding Form 8-K and other items	—	—	—	0.01	0.33
Adjusted diluted net income per average common share [6]	$4.47	$3.60	$3.58	$3.24	$2.74
At December 31:
Total shareholders’ equity	$25,154	$23,618	$23,437	$23,005	$21,422
Goodwill, net of deferred taxes [9]	(6,168)	(6,086)	(6,097)	(6,123)	(6,183)
Other intangible assets (including residential MSRs and other servicing rights)	(1,791)	(1,657)	(1,325)	(1,219)	(1,334)
Residential MSRs and other servicing rights	1,776	1,638	1,316	1,206	1,300
Tangible equity [7]	18,971	17,513	17,331	16,869	15,205
Noncontrolling interest	(103)	(103)	(108)	(108)	(119)
Preferred stock	(2,475)	(1,225)	(1,225)	(1,225)	(725)
Tangible common equity [7]	$16,393	$16,185	$15,998	$15,536	$14,361
Total assets	$205,962	$204,875	$190,817	$190,328	$175,335
Goodwill	(6,331)	(6,337)	(6,337)	(6,337)	(6,369)
Other intangible assets (including residential MSRs and other servicing rights)	(1,791)	(1,657)	(1,325)	(1,219)	(1,334)
Residential MSRs and other servicing rights	1,776	1,638	1,316	1,206	1,300
Tangible assets	$199,616	$198,519	$184,471	$183,978	$168,932
Tangible common equity to tangible assets [7]	8.21%	8.15%	8.67%	8.44%	8.50%
Tangible book value per common share [2]	$34.82	$32.95	$31.45	$29.62	$26.79

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)

Reconciliation of fully phased-in CET1 Ratio [8]	December 31, 2017	December 31, 2016
CET1	9.74%	9.59%
Less:
Servicing rights	(0.14)	(0.13)
Other [11]	(0.01)	(0.03)
CET1 - fully phased-in	9.59%	9.43%

(Dollars in millions)
Reconciliation of PPNR [12]	Year Ended December 31, 2017
Income before provision for income taxes	$2,814
Provision for credit losses	409
Less:
Net securities losses	(108)
PPNR	$3,331
1 We present Net interest income-FTE, Total revenue-FTE, Net interest margin-FTE, Efficiency ratio-FTE, Tangible efficiency ratio-FTE, Adjusted tangible efficiency ratio-FTE, and Total adjusted revenue-FTE on a fully taxable-equivalent ("FTE") basis. The FTE basis adjusts for the tax-favored status of Net interest income from certain loans and investments using a federal tax rate of 35% and state income taxes, where applicable, to increase tax-exempt interest income to a taxable-equivalent basis. We believe the FTE basis is the preferred industry measurement basis for these measures and that it enhances comparability of Net interest income arising from taxable and tax-exempt sources. Total revenue-FTE is calculated as Net interest income-FTE plus Noninterest income. Net interest margin-FTE is calculated by dividing annualized Net interest income-FTE by average Total earning assets.
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
3 We present ROTCE, which removes the after-tax impact of purchase accounting intangible assets from average common shareholders' equity and removes the related intangible asset amortization from Net income available to common shareholders. We believe this measure is useful to investors because, by removing the amount of intangible assets that result from merger and acquisition activity and related amortization expense (the level of which may vary from company to company), it allows investors to more easily compare our ROTCE to other companies in the industry who present a similar measure. We also believe that removing these items provides a more relevant measure of our Return on average common shareholders' equity. This measure is utilized by management to assess our profitability.
4 Efficiency ratio is computed by dividing Noninterest expense by Total revenue. Efficiency ratio-FTE is computed by dividing Noninterest expense by Total revenue-FTE.
5 We present Tangible efficiency ratio-FTE and Adjusted tangible efficiency ratio-FTE, which exclude amortization related to intangible assets and certain tax credits. We believe these measures are useful to investors because, by removing the impact of amortization (the level of which may vary from company to company), it allows investors to more easily compare our efficiency to other companies in the industry. Tangible efficiency ratio-FTE is utilized by management to assess our efficiency and that of our lines of business.
6 We present certain income statement categories and also Adjusted tangible efficiency ratio-FTE, Total adjusted revenue-FTE, Adjusted net income available to common shareholders, Adjusted noninterest income, Adjusted noninterest expense, and Adjusted diluted net income per average common share, excluding Form 8-K items and other tax reform-related and legacy mortgage-related items. We believe these measures are useful to investors because it removes the effect of material items impacting the periods' results and is more reflective of normalized operations as it reflects results that are primarily client relationship and client transaction driven. Removing these items also allows investors to compare our results to other companies in the industry that may not have had similar items impacting their results. Additional detail on certain of these items can be found in the Form 8-Ks filed with the SEC on December 4, 2017, January 5, 2015, September 9, 2014, July 3, 2014, and October 10, 2013.
7 We present certain capital information on a tangible basis, including the ratio of Tangible common equity to tangible assets, Tangible equity, and Tangible common equity, which removes the after-tax impact of purchase accounting intangible assets. We believe these measures are useful to investors because, by removing the amount of intangible assets that result from merger and acquisition activity (the level of which may vary from company to company), it allows investors to more easily compare our capital position to other companies in the industry. These measures are utilized by management to analyze capital adequacy.
8 The CET1 ratio on a fully phased-in basis at December 31, 2017 and 2016 is estimated and is presented to provide investors with an indication of our capital adequacy under the future CET1 requirements.
9 Net of deferred tax liabilities of $163 million, $254 million, $253 million, and $252 million at December 31, 2017, September 30, 2017, June 30, 2017, and March 31, 2017, respectively. Net of deferred tax liabilities of $251 million, $248 million, $246 million, and $243 million at December 31, 2016, September 30, 2016, June 30, 2016, and March 31, 2016, respectively.Net of deferred tax liabilities of $240 million, $214 million, and $186 million at December 31, 2015, 2014, 2013, respectively.
10 Amortization expense related to qualified affordable housing investment costs is recognized in Provision for income taxes for all periods presented as allowed by an accounting standard adopted in 2014. Prior to the first quarter of 2014, these amounts were recognized in Other noninterest expense, and therefore, for comparative purposes, $49 million of amortization expense was reclassified to Provision for income taxes for the year ended December 31, 2013.
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

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SunTrust Banks, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SunTrust Banks, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of SunTrust Banks, Inc. at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2007.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 23, 2018

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SunTrust Banks, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited SunTrust Banks, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SunTrust Banks, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of SunTrust Banks, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes, of the Company and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP
Atlanta, Georgia
February 23, 2018

SunTrust Banks, Inc.
Consolidated Statements of Income

	Year Ended December 31
(Dollars in millions and shares in thousands, except per share data)	2017	2016	2015
Interest Income
Interest and fees on loans held for investment	$5,385	$4,939	$4,506
Interest and fees on loans held for sale	99	92	82
Interest and dividends on securities available for sale	774	651	593
Trading account interest and other	129	96	84
Total interest income	6,387	5,778	5,265
Interest Expense
Interest on deposits	404	259	219
Interest on long-term debt	288	260	252
Interest on other borrowings	62	38	30
Total interest expense	754	557	501
Net interest income	5,633	5,221	4,764
Provision for credit losses	409	444	165
Net interest income after provision for credit losses	5,224	4,777	4,599
Noninterest Income
Service charges on deposit accounts	603	630	622
Other charges and fees	385	380	377
Card fees	344	327	329
Investment banking income	599	494	461
Trading income	189	211	181
Trust and investment management income	309	304	334
Retail investment services	278	281	300
Mortgage production related income	231	366	270
Mortgage servicing related income	191	189	169
Gain on sale of subsidiary	107	—	—
Commercial real estate related income [1]	123	69	56
Net securities (losses)/gains	(108)	4	21
Other noninterest income [1]	103	128	148
Total noninterest income	3,354	3,383	3,268
Noninterest Expense
Employee compensation	2,854	2,698	2,576
Employee benefits	403	373	366
Outside processing and software	826	834	815
Net occupancy expense	377	349	341
Marketing and customer development	232	172	151
Regulatory assessments	187	173	139
Equipment expense	164	170	164
Other staff expense	121	67	65
Amortization	75	49	40
Consulting and legal fees	71	93	73
Operating losses	40	108	56
Other noninterest expense	414	382	374
Total noninterest expense	5,764	5,468	5,160
Income before provision for income taxes	2,814	2,692	2,707
Provision for income taxes	532	805	764
Net income including income attributable to noncontrolling interest	2,282	1,887	1,943
Less: Net income attributable to noncontrolling interest	9	9	10
Net income	$2,273	$1,878	$1,933
Net income available to common shareholders	$2,179	$1,811	$1,863

Net income per average common share:
Diluted	$4.47	$3.60	$3.58
Basic	4.53	3.63	3.62
Dividends declared per common share	1.32	1.00	0.92
Average common shares outstanding - diluted	486,954	503,466	520,586
Average common shares outstanding - basic	481,339	498,638	514,844
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

See accompanying Notes to Consolidated Financial Statements.

SunTrust Banks, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31
(Dollars in millions)	2017 [1]	2016	2015
Net income	$2,273	$1,878	$1,933
Components of other comprehensive income/(loss):
Change in net unrealized gains/(losses) on securities available for sale, net of tax of $29, ($117), and ($93), respectively	61	(197)	(163)
Change in net unrealized losses on derivative instruments, net of tax of $0, ($145), and ($5), respectively	(87)	(244)	(10)
Change in net unrealized losses on brokered time deposits, net of tax of $0, $0, and $0, respectively	—	(1)	—
Change in credit risk adjustment on long-term debt, net of tax of $3, ($1), and $0, respectively	3	(2)	—
Change related to employee benefit plans, net of tax of $138, $52, and ($103), respectively	24	88	(165)
Total other comprehensive income/(loss), net of tax	1	(356)	(338)
Total comprehensive income	$2,274	$1,522	$1,595
1 Net of tax amounts include the stranded tax effects resulting from the 2017 Tax Act. See Note 1, “Significant Accounting Policies,” for additional information.

See accompanying Notes to Consolidated Financial Statements.

SunTrust Banks, Inc.
Consolidated Balance Sheets

	December 31,
(Dollars in millions and shares in thousands, except per share data)	2017	2016
Assets
Cash and due from banks	$5,349	$5,091
Federal funds sold and securities borrowed or purchased under agreements to resell	1,538	1,307
Interest-bearing deposits in other banks	25	25
Cash and cash equivalents	6,912	6,423
Trading assets and derivative instruments [1]	5,093	6,067
Securities available for sale [2]	31,416	30,672
Loans held for sale ($1,577 and $3,540 at fair value at December 31, 2017 and 2016, respectively)	2,290	4,169
Loans held for investment [3] ($196 and $222 at fair value at December 31, 2017 and 2016, respectively)	143,181	143,298
Allowance for loan and lease losses	(1,735)	(1,709)
Net loans held for investment	141,446	141,589
Premises and equipment, net	1,734	1,556
Goodwill	6,331	6,337
Other intangible assets (Residential MSRs at fair value: $1,710 and $1,572 at December 31, 2017 and 2016, respectively)	1,791	1,657
Other assets	8,949	6,405
Total assets	$205,962	$204,875

Liabilities
Noninterest-bearing deposits	$42,784	$43,431
Interest-bearing deposits (CDs at fair value: $236 and $78 at December 31, 2017 and 2016, respectively)	117,996	116,967
Total deposits	160,780	160,398
Funds purchased	2,561	2,116
Securities sold under agreements to repurchase	1,503	1,633
Other short-term borrowings	717	1,015
Long-term debt [4] ($530 and $963 at fair value at December 31, 2017 and 2016, respectively)	9,785	11,748
Trading liabilities and derivative instruments	1,283	1,351
Other liabilities	4,179	2,996
Total liabilities	180,808	181,257
Shareholders’ Equity
Preferred stock, no par value	2,475	1,225
Common stock, $1.00 par value	550	550
Additional paid-in capital	9,000	9,010
Retained earnings	17,540	16,000
Treasury stock, at cost, and other [5]	(3,591)	(2,346)
Accumulated other comprehensive loss, net of tax	(820)	(821)
Total shareholders’ equity	25,154	23,618
Total liabilities and shareholders’ equity	$205,962	$204,875

Common shares outstanding [6]	470,931	491,188
Common shares authorized	750,000	750,000
Preferred shares outstanding	25	12
Preferred shares authorized	50,000	50,000
Treasury shares of common stock	79,133	58,738

[1] Includes trading securities pledged as collateral where counterparties have the right to sell or repledge the collateral	$1,086	$1,437
[2] Includes securities AFS pledged as collateral where counterparties have the right to sell or repledge the collateral	223	—
[3] Includes loans held for investment of consolidated VIEs	179	211
[4] Includes debt of consolidated VIEs	189	222
[5] Includes noncontrolling interest	103	103
[6] Includes restricted shares	9	11

See accompanying Notes to Consolidated Financial Statements.

SunTrust Banks, Inc.
Consolidated Statements of Shareholders’ Equity

(Dollars and shares in millions, except per share data)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock and Other [1]	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2015	$1,225	525	$550	$9,089	$13,295	($1,032)	($122)	$23,005
Net income	—	—	—	—	1,933	—	—	1,933
Other comprehensive loss	—	—	—	—	—	—	(338)	(338)
Common stock dividends, $0.92 per share	—	—	—	—	(475)	—	—	(475)
Preferred stock dividends [2]	—	—	—	—	(64)	—	—	(64)
Repurchase of common stock	—	(17)	—	—	—	(679)	—	(679)
Exercise of stock options and stock compensation expense	—	1	—	(18)	—	30	—	12
Restricted stock activity	—	—	—	23	(3)	4	—	24
Amortization of restricted stock compensation	—	—	—	—	—	16	—	16
Issuance of stock for employee benefit plans and other	—	—	—	—	—	3	—	3
Balance, December 31, 2015	$1,225	509	$550	$9,094	$14,686	($1,658)	($460)	$23,437
Cumulative effect of credit risk adjustment [3]	—	—	—	—	5	—	(5)	—
Net income	—	—	—	—	1,878	—	—	1,878
Other comprehensive loss	—	—	—	—	—	—	(356)	(356)
Change in noncontrolling interest	—	—	—	—	—	(5)	—	(5)
Common stock dividends, $1.00 per share	—	—	—	—	(498)	—	—	(498)
Preferred stock dividends [2]	—	—	—	—	(66)	—	—	(66)
Repurchase of common stock	—	(20)	—	—	—	(806)	—	(806)
Repurchase of common stock warrants	—	—	—	(24)	—	—	—	(24)
Exercise of stock options and stock compensation expense [4]	—	1	—	(40)	—	65	—	25
Restricted stock activity [4]	—	1	—	(20)	(5)	56	—	31
Amortization of restricted stock compensation	—	—	—	—	—	2	—	2
Balance, December 31, 2016	$1,225	491	$550	$9,010	$16,000	($2,346)	($821)	$23,618
Net income	—	—	—	—	2,273	—	—	2,273
Other comprehensive income	—	—	—	—	—	—	1	1
Common stock dividends, $1.32 per share	—	—	—	—	(634)	—	—	(634)
Preferred stock dividends [2]	—	—	—	—	(94)	—	—	(94)
Issuance of preferred stock, Series G and H	1,250	—	—	(11)	—	—	—	1,239
Repurchase of common stock	—	(22)	—	—	—	(1,314)	—	(1,314)
Exercise of stock options and stock compensation expense	—	1	—	(15)	—	36	—	21
Restricted stock activity	—	1	—	16	(5)	33	—	44
Balance, December 31, 2017	$2,475	471	$550	$9,000	$17,540	($3,591)	($820)	$25,154
1 At December 31, 2017, includes ($3,694) million for treasury stock and $103 million for noncontrolling interest.
At December 31, 2016, includes ($2,448) million for treasury stock, ($1) million for the compensation element of restricted stock, and $103 million for noncontrolling interest.
At December 31, 2015, includes ($1,764) million for treasury stock,($2) million for the compensation element of restricted stock, and $108 million for noncontrolling interest.
2 For the year ended December 31, 2017, dividends were $4,056 per share for both Perpetual Preferred Stock Series A and B, $5,875 per share for Perpetual Preferred Stock Series E, $5,625 per share for Perpetual Preferred Stock Series F, $3,128 per share for Perpetual Preferred Stock Series G, and $669 per share for Perpetual Preferred Stock Series H.
For the year ended December 31, 2016, dividends were $4,067 per share for both Perpetual Preferred Stock Series A and B, $5,875 per share for Perpetual Preferred Stock Series E, and $5,625 per share for Perpetual Preferred Stock Series F.
For the year ended December 31, 2015, dividends were $4,056 per share for both Perpetual Preferred Stock Series A and B, and $5,875 per share for Perpetual Preferred Stock Series E, and $6,219 per share for Perpetual Preferred Stock Series F.
3 Related to the Company's early adoption of the ASU 2016-01 provision related to changes in instrument-specific credit risk, beginning January 1, 2016. See Note 1, "Significant Accounting Policies," and Note 21, "Accumulated Other Comprehensive Loss," for additional information.
4 Includes a ($4) million net reclassification of excess tax benefits from Additional paid-in capital to Provision for income taxes, related to the Company's adoption of ASU 2016-09.

See accompanying Notes to Consolidated Financial Statements.

SunTrust Banks, Inc. Consolidated Statements of Cash Flows

	Year Ended December 31
(Dollars in millions)	2017	2016	2015
Cash Flows from Operating Activities:
Net income including income attributable to noncontrolling interest	$2,282	$1,887	$1,943
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Gain on sale of subsidiary	(107)	—	—
Depreciation, amortization, and accretion	727	725	786
Origination of servicing rights	(411)	(312)	(238)
Provisions for credit losses and foreclosed property	418	449	176
Deferred income tax expense	344	111	21
Stock-based compensation	160	126	89
Net securities losses/(gains)	108	(4)	(21)
Net gain on sale of loans held for sale, loans, and other assets	(269)	(428)	(323)
Net decrease/(increase) in loans held for sale	2,099	(1,819)	1,625
Net decrease/(increase) in trading assets and derivative instruments	834	(342)	67
Net decrease/(increase) in other assets	235	(800)	(407)
Net decrease in other liabilities	(911)	(274)	(166)
Net cash provided by/(used in) operating activities	5,509	(681)	3,552
Cash Flows from Investing Activities:
Proceeds from maturities, calls, and paydowns of securities available for sale	4,186	5,108	5,680
Proceeds from sales of securities available for sale	2,854	197	2,708
Purchases of securities available for sale	(8,299)	(8,610)	(9,882)
Net increase in loans, including purchases of loans	(2,425)	(9,032)	(5,897)
Proceeds from sales of loans	720	1,612	2,127
Net cash paid for servicing rights	(7)	(171)	(117)
Capital expenditures	(410)	(283)	(186)
Payments related to acquisitions, including contingent consideration, net of cash acquired	—	(211)	(30)
Consideration received from sale of subsidiary	261	—	—
Proceeds from the sale of other real estate owned and other assets	235	233	281
Net cash used in investing activities	(2,885)	(11,157)	(5,316)
Cash Flows from Financing Activities:
Net increase in total deposits	382	10,568	9,263
Net increase/(decrease) in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	17	37	(4,559)
Proceeds from issuance of long-term debt	2,844	6,705	1,351
Repayments of long-term debt	(4,562)	(3,231)	(5,684)
Proceeds from the issuance of preferred stock	1,239	—	—
Repurchase of common stock	(1,314)	(806)	(679)
Repurchase of common stock warrants	—	(24)	—
Common and preferred stock dividends paid	(723)	(564)	(539)
Taxes paid related to net share settlement of equity awards	(39)	(48)	(36)
Proceeds from exercise of stock options	21	25	17
Net cash (used in)/provided by financing activities	(2,135)	12,662	(866)
Net increase/(decrease) in cash and cash equivalents	489	824	(2,630)
Cash and cash equivalents at beginning of period	6,423	5,599	8,229
Cash and cash equivalents at end of period	$6,912	$6,423	$5,599

Supplemental Disclosures:
Interest paid	$730	$559	$523
Income taxes paid	415	813	497
Income taxes refunded	(3)	(2)	(1)
Loans transferred from loans held for sale to loans held for investment	19	30	741
Loans transferred from loans held for investment to loans held for sale	288	360	1,790
Loans transferred from loans held for investment and loans held for sale to other real estate owned	57	59	67
Amortization of deferred gain on sale leaseback of premises	17	43	54
Non-cash impact of debt assumed by purchaser in lease sale	184	74	190

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
General
SunTrust, one of the nation's largest commercial banking organizations, is a financial services holding company with its headquarters located in Atlanta, Georgia. Through its principal subsidiary, SunTrust Bank, the Company offers a full line of financial services for consumers, businesses, corporations, institutions, and not-for-profit entities, both through its branches (located primarily in Florida, Georgia, Virginia, North Carolina, Tennessee, Maryland, South Carolina, and the District of Columbia) and through other national delivery channels. In addition to deposit, credit, and trust and investment services provided by the Bank, the Company's other subsidiaries provide capital markets, mortgage banking, securities brokerage, investment banking, and wealth management services. The Company operates and measures business activity across two business segments: Consumer and Wholesale, with functional activities included in Corporate Other. For additional information on the Company’s business segments, see Note 20, “Business Segment Reporting.”

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
The Company holds VIs, which are contractual, ownership or other interests that fluctuate with changes in the fair value of a VIE's net assets. The Company consolidates a VIE if it is the primary beneficiary, which is the party that has both the power to direct the activities that most significantly impact the financial performance of the VIE and the obligation to absorb losses or rights to receive benefits through its VIs that could potentially be significant to the VIE. To determine whether or not a VI held by the Company could potentially be significant to the VIE, both qualitative and quantitative factors regarding the nature, size, and form of the Company's involvement with the VIE are considered. The assessment of whether or not the Company is the primary beneficiary of a VIE is performed on an ongoing basis. The Company consolidates VOEs that are controlled through the Company's equity interests or by other means.
Investments in entities for which the Company has the ability to exercise significant influence, but not control, over operating and financing decisions are accounted for using the equity method of accounting. These investments are included in Other assets in the Consolidated Balance Sheets at cost, adjusted to reflect the Company's portion of income, loss, or dividends of the investee. Non marketable equity investments that do not meet the criteria to be accounted for under the equity method and that do not result in consolidation of the investee are accounted for under the cost method of accounting. Cost method investments are included in Other assets in the Consolidated Balance Sheets and dividends received from these investments are included as a component of Other noninterest income in the

Consolidated Statements of Income, to the extent the dividends are distributed from net accumulated earnings of the investee since the date of acquisition. Dividends received from these investments in excess of earnings, subsequent to the date of investment, are recorded as a reduction to the cost of the investment.
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
The Company evaluated events that occurred between December 31, 2017 and the date the accompanying financial statements were issued, and there were no material events, other than those already discussed in this Form 10-K, that would require recognition in the Company's Consolidated Financial Statements or disclosure in the accompanying Notes.

Cash and Cash Equivalents
Cash and cash equivalents include Cash and due from banks, Interest-bearing deposits in other banks, Fed Funds sold, and Securities borrowed or purchased under agreements to resell. Cash and cash equivalents have maturities of three months or less, and accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

Trading Activities and Securities AFS
Debt securities and marketable equity securities are classified at trade date as trading or securities AFS. Trading assets and liabilities are measured at fair value with changes in fair value recognized within Noninterest income. Securities AFS are used as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle. Interest income and dividends on securities AFS are recognized in interest income on an accrual basis. Premiums and discounts on debt securities AFS are amortized or accreted as an adjustment to yield over the life of the security. The Company estimates principal prepayments on securities AFS for which prepayments are probable and the timing and amount of prepayments can be reasonably estimated. The estimates are

Notes to Consolidated Financial Statements, continued

informed by analyses of both historical prepayments and anticipated macroeconomic conditions, such as spot interest rates compared to implied forward interest rates. The estimate of prepayments for these debt securities impacts their lives and thereby the amortization or accretion of associated premiums and discounts. Securities AFS are measured at fair value with unrealized gains and losses, net of any tax effect, included in AOCI as a component of shareholders’ equity. Realized gains and losses, including OTTI, are determined using the specific identification method and are recognized as a component of Noninterest income in the Consolidated Statements of Income.
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

Loans Held for Sale
The Company’s LHFS generally includes certain commercial loans and consumer loans. Loans are initially classified as LHFS when they are individually identified as being available for immediate sale and management has committed to a formal plan to sell them. LHFS are recorded at either fair value, if elected, or the lower of cost or fair value. Any origination fees and costs for LHFS recorded at LOCOM are capitalized in the basis of the loan and are included in the calculation of realized gains and losses upon sale. Origination fees and costs are recognized in earnings at the time of origination for LHFS that are elected to be measured at fair value. Fair value is derived from observable current market prices, when available, and includes loan servicing value. When observable market prices are not available, the Company uses judgment and estimates fair value using internal models, in which the Company uses its best estimates of assumptions it believes would be used by market participants in estimating fair value. Adjustments to reflect unrealized gains and losses resulting from changes in fair value and realized gains and losses upon ultimate sale of the loans are classified as Noninterest income in the Consolidated Statements of Income.
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

Loans Held for Investment
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are considered LHFI. The Company’s loan balance is comprised of loans held in portfolio, including commercial loans and consumer loans. Interest income on loans, except those classified as nonaccrual, is accrued based upon the outstanding principal amounts using the effective yield method.
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
Consumer loans secured by residential real estate (guaranteed and nonguaranteed residential mortgages, residential home equity products, and residential construction loans) are considered to be past due when a monthly payment is

Notes to Consolidated Financial Statements, continued

due and unpaid for one month. Guaranteed residential mortgages continue to accrue interest regardless of delinquency status because collection of principal and interest is reasonably assured by the government. Nonguaranteed residential mortgages and residential construction loans are generally placed on nonaccrual when three payments are past due. Residential home equity products are generally placed on nonaccrual when payments are 90 days past due. The exceptions for nonguaranteed residential mortgages, residential construction loans, and residential home equity products are: (i) when the borrower has declared bankruptcy, in which case, they are moved to nonaccrual status once they become 60 days past due, (ii) loans discharged in Chapter 7 bankruptcy that have not been reaffirmed by the borrower, in which case, they are reclassified as TDRs and moved to nonaccrual status, and (iii) second lien loans, which are classified as nonaccrual when the first lien loan is classified as nonaccrual, even if the second lien loan is performing. When a loan is placed on nonaccrual, accrued interest is reversed against interest income. Interest income on nonaccrual consumer loans secured by residential real estate is recognized on a cash basis. Nonaccrual consumer loans secured by residential real estate are typically returned to accrual status once they no longer meet the delinquency threshold that resulted in them initially being moved to nonaccrual status, with the exception of the aforementioned Chapter 7 bankruptcy loans, which remain on nonaccrual until there is six months of payment performance following discharge by the bankruptcy court.
All other consumer loans (guaranteed student, other direct, indirect, and credit card loans) are considered to be past due when payment is not received from the borrower by the contractually specified due date. Guaranteed student loans continue to accrue interest regardless of delinquency status because collection of principal and interest is reasonably assured. Other direct and indirect loans are typically placed on nonaccrual when payments have been past due for 90 days or more, except when the borrower has declared bankruptcy, in which case they are moved to nonaccrual status once they become 60 days past due. When a loan is placed on nonaccrual, accrued interest is reversed against interest income. Interest income on nonaccrual loans, if recognized, is recognized on a cash basis. Nonaccrual consumer loans are typically returned to accrual status once they are no longer past due.
TDRs are loans in which the borrower is experiencing financial difficulty at the time of restructure and the borrower received an economic concession either from the Company or as the product of a bankruptcy court order. A restructuring that results in only a delay in payments that is insignificant is not considered an economic concession. To date, the Company’s TDRs have been predominantly first and second lien residential mortgages and home equity lines of credit. Prior to granting a modification of a borrower’s loan terms, the Company performs an evaluation of the borrower’s financial condition and ability to service under the potential modified loan terms. The types of concessions generally granted are extensions of the loan maturity date and/or reductions in the original contractual interest rate. In certain situations, the Company may offer to restructure a loan in a manner that ultimately results in the forgiveness of a contractually specified principal balance. Typically, if a loan is accruing interest at the time of modification, the loan remains on accrual status and is subject to the Company’s charge-off and nonaccrual policies. See the “Allowance for Credit Losses” section below for further information regarding these policies. If a loan is on nonaccrual before it is determined to be a TDR then the loan remains on nonaccrual. Typically, TDRs may be returned to accrual status if there has been at least a six month sustained period of repayment performance by the borrower. Generally, once a loan becomes a TDR, the Company expects that the loan will continue to be reported as a TDR for its remaining life, even after returning to accruing status, unless the modified rates and terms at the time of modification were available to the borrower in the market or the loan is subsequently restructured with no concession to the borrower and the borrower is no longer in financial difficulty. Interest income recognition on impaired loans is dependent upon accrual status, TDR designation, and loan type as discussed above.
For loans accounted for at amortized cost, fees and incremental direct costs associated with the loan origination and pricing process, as well as premiums and discounts, are deferred and amortized over the respective loan terms. Fees received for providing loan commitments that result in funded loans are recognized over the term of the loan as an adjustment of the yield. If a loan is never funded, the commitment fee is recognized in Noninterest income at the expiration of the commitment period. For any newly-originated loans that are accounted for at fair value, the origination fees are recognized in Noninterest income while the origination costs are recognized in Noninterest expense, at the time of origination. For additional information on the Company's loans activities, see Note 6, “Loans.”

Allowance for Credit Losses
The allowance for credit losses is composed of the ALLL and the reserve for unfunded commitments. The Company’s ALLL reflects probable current inherent losses in the LHFI portfolio based on management’s evaluation of the size and current risk characteristics of the loan portfolio. The Company employs a variety of modeling and estimation techniques to measure credit risk and construct an appropriate and adequate ALLL. Quantitative and qualitative asset quality measures are considered in estimating the ALLL. Such evaluation considers a number of factors for each of the loan portfolio segments, including, but not limited to, net charge-off trends, internal risk ratings, changes in internal risk ratings, loss forecasts, collateral values, geographic location, delinquency rates, nonperforming and restructured loan status, origination channel, product mix, underwriting practices, industry conditions, and economic trends. Additionally, refreshed FICO scores are considered for consumer loans and single name borrower concentration is considered for commercial loans. These credit quality factors are incorporated into various loss estimation models and analytical tools utilized in the ALLL process and/or are qualitatively considered in evaluating the overall reasonableness of the ALLL.
Large commercial nonaccrual loans, certain consumer loans (nonguaranteed residential mortgages, residential home equity products, residential construction, other direct, indirect, and credit card), and commercial loans whose terms have been modified in a TDR are reviewed to determine the amount of specific allowance required in accordance with applicable accounting guidance. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including

Notes to Consolidated Financial Statements, continued

principal and interest, according to the contractual terms of the agreement. If necessary, an allowance is established for these specifically evaluated impaired loans. The specific allowance established for these loans is based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated market value, or the estimated fair value of the underlying collateral, net of estimated selling costs. Any change in the present value attributable to the passage of time is recognized through the Provision for credit losses.
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
Commercial loans are charged off when they are considered uncollectible. Losses on unsecured consumer loans are generally recognized at 120 days past due, except for losses on credit cards, which are recognized when the loans are 180 days past due, and losses on guaranteed student loans, which are recognized when the loans are 270 days past due and payment from the guarantor is processed by the servicer. However, if the borrower is in bankruptcy, the loan is charged-off in the month the loan becomes 60 days past due. Losses, as appropriate, on consumer loans secured by residential real estate, are typically recognized at 120 or 180 days past due, depending on the loan and collateral type, in compliance with the FFIEC guidelines. However, if the borrower is in bankruptcy, the secured asset is evaluated once the loan becomes 60 days past due. The loan value in excess of the secured asset value is written down or charged-off after the valuation occurs. Additionally, if a residential loan is discharged in Chapter 7 bankruptcy and not reaffirmed by the borrower, the Company's policy is to immediately charge-off the excess of the carrying amount over the fair value of the collateral.
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
For commercial loans secured by real estate, an acceptable third party appraisal or other form of evaluation, as permitted by regulation, is obtained prior to the origination of the loan and upon a subsequent transaction involving a material change in terms. In addition, updated valuations may be obtained during the life of a loan, as appropriate, such as when a loan's performance materially deteriorates. In situations where an updated appraisal has not been received or a formal evaluation performed, the Company monitors factors that can positively or negatively impact property value, such as the date of the last valuation, the volatility of property values in specific markets, changes in the value of similar properties, and changes in the characteristics of individual properties. Changes in collateral value affect the ALLL through the risk rating or impaired loan evaluation process. Charge-offs are recognized when the amount of the loss is quantifiable and timing is known. The charge-off is measured based on the difference between the loan’s carrying value, including deferred fees, and the estimated realizable value of the property, net of estimated selling costs. When valuing a property for the purpose of determining a charge-off, a third party appraisal or an independently derived internal evaluation is generally employed.
For nonguaranteed mortgage loans secured by residential real estate where the Company is proceeding with a foreclosure action, a new valuation is obtained prior to the loan becoming 180 days past due and, if required, the loan is written down to its realizable value, net of estimated selling costs. In the event the Company decides not to proceed with a foreclosure action, the full balance of the loan is charged-off. If a loan remains in the foreclosure process for 12 months past the original charge-off, the Company may obtain a new valuation. Any additional loss based on the new valuation is charged-off. At foreclosure, a new valuation is obtained and the loan is transferred to OREO at fair value less estimated selling costs; any loan balance in excess of the transfer value is charged-off. Estimated declines in value of the collateral between these formal evaluation events are captured in the ALLL based on changes in the house price index in the applicable metropolitan statistical area or other market information.
In addition to the ALLL, the Company also estimates probable losses related to unfunded lending commitments, such as letters of credit and binding unfunded loan commitments. Unfunded lending commitments are analyzed and segregated by risk based on the Company’s internal risk rating scale. These risk classifications, in combination with probability of commitment usage, existing economic conditions, and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. The Unfunded commitments reserve is reported in Other liabilities on the Consolidated Balance Sheets and the provision associated with changes in the Unfunded commitment reserve is recognized in the Provision for credit losses in the Consolidated Statements of Income. For additional information on the Company's allowance for credit loss activities, see Note 7, “Allowance for Credit Losses.”

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

Notes to Consolidated Financial Statements, continued

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

Goodwill and Other Intangible Assets
Goodwill represents the excess purchase price over the fair value of identifiable net assets of acquired companies. Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination.
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
Servicing rights are included in Other intangible assets on the Consolidated Balance Sheets. For residential MSRs, both servicing fees, which are recognized when they are received, and changes in the fair value of MSRs are reported in Mortgage servicing related income in the Consolidated Statements of Income. For commercial mortgage servicing rights, servicing fees, amortization, and any impairment is recognized in Commercial real estate related income in the Consolidated Statements of Income. For all other servicing rights, the related servicing fees, amortization, and any impairment are recognized in Other noninterest income in the Consolidated Statements of Income.
For additional information on the Company’s servicing rights, see Note 9, “Goodwill and Other Intangible Assets.”

Other Real Estate Owned
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less estimated selling costs. To the extent fair value, less cost to sell, is less than the loan’s cost basis, the difference is charged to the ALLL at the date of transfer into OREO. The Company estimates market values based primarily on appraisals and other market information. Pursuant to an asset transfer into OREO, the fair value of the asset, less cost to sell at the date of transfer, becomes the new cost basis of the asset. Any subsequent changes in value as well as gains or losses from the disposition on these assets are reported in Noninterest expense in the Consolidated Statements of Income. For additional information on the Company's activities related to OREO, see Note 18, “Fair Value Election and Measurement.”

Loan Sales and Securitizations
The Company sells and at times may securitize loans and other financial assets. When the Company securitizes assets, it may hold a portion of the securities issued, including senior interests, subordinated and other residual interests, interest-only strips, and principal-only strips, all of which are considered retained interests in the transferred assets. Retained securitized interests are recognized and initially measured at fair value. The interests in securitized assets held by the Company are typically classified as either securities AFS or trading assets and are measured at fair value, which is based on independent, third party market prices, market prices for similar assets, or discounted cash flow analyses. If market prices are not available, fair value is calculated using management’s best estimates of key

Notes to Consolidated Financial Statements, continued

assumptions, including credit losses, loan repayment speeds, and discount rates commensurate with the risks involved.
The Company transfers first lien residential mortgage loans in conjunction with Ginnie Mae and GSE securitization transactions, whereby the loans are exchanged for cash or securities that are readily redeemable for cash and servicing rights are retained. Net gains/losses on the sale of residential mortgage LHFS are recorded at inception of the associated IRLCs and reflect the change in value of the loans resulting from changes in interest rates from the time the Company enters into IRLCs with borrowers until the loans are sold, adjusted for pull through rates and excluding hedge transactions initiated to mitigate this market risk. Net gains related to the sale of residential mortgage loans are recorded within Mortgage production related income in the Consolidated Statements of Income.
The Company also sells commercial mortgage loans to Fannie Mae and Freddie Mac and issues and sells Ginnie Mae commercial MBS backed by FHA insured loans. The loans and securities are exchanged for cash and servicing rights are retained. Gains and losses from the sale of these commercial mortgage loans and securities are recorded within Commercial real estate related income in the Consolidated Statements of Income. For additional information on the Company’s securitization activities, see Note 10, “Certain Transfers of Financial Assets and Variable Interest Entities.”

Income Taxes
The Company's provision for income taxes is based on income and expense reported for financial statement purposes after adjustments for permanent differences such as interest income from lending to tax-exempt entities, tax credits from community reinvestment activities, and amortization expense related to qualified affordable housing investment costs. In computing the provision for income taxes, the Company evaluates the technical merits of its income tax positions based on current legislative, judicial, and regulatory guidance. The deferral method of accounting is used on investments that generate investment tax credits, such that the investment tax credits are recognized as a reduction to the related investment. Additionally, the Company recognizes all excess tax benefits and deficiencies on employee share-based payments as a component of the Provision for income taxes in the Consolidated Statements of Income. These tax effects, generally determined upon the exercise of stock options or vesting of restricted stock, are treated as discrete items in the period in which they occur.
DTAs and DTLs result from differences between the timing of the recognition of assets and liabilities for financial reporting purposes and for income tax purposes. These deferred assets and liabilities are measured using the enacted tax rates and laws that are expected to apply in the periods in which the DTAs or DTLs are expected to be realized. Subsequent changes in the tax laws require adjustment to these deferred assets and liabilities with the cumulative effect included in the Provision for income taxes for the period in which the change is enacted. A valuation allowance is recognized for a DTA, if based on the weight of available evidence, it is more likely than not that some portion or all of the DTA will not be realized.
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

Notes to Consolidated Financial Statements, continued

Derivative Instruments and Hedging Activities
The Company records derivative contracts at fair value in the Consolidated Balance Sheets. Accounting for changes in the fair value of a derivative depends upon whether or not it has been designated in a formal, qualifying hedging relationship.
Changes in the fair value of derivatives not designated in a hedging relationship are recorded in Noninterest income. This includes derivatives that the Company enters into in a dealer capacity to facilitate client transactions and as a risk management tool to economically hedge certain identified risks, along with certain IRLCs on residential mortgage and commercial loans that are a normal part of the Company’s operations. The Company also evaluates contracts, such as brokered deposits and debt, to determine whether any embedded derivatives are required to be bifurcated and separately accounted for as freestanding derivatives.
Certain derivatives used as risk management tools are designated as accounting hedges of the Company’s exposure to changes in interest rates or other identified market risks. The Company prepares written hedge documentation for all derivatives which are designated as hedges of (1) changes in the fair value of a recognized asset or liability (fair value hedge) attributable to a specified risk or (2) a forecasted transaction, such as the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The written hedge documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item and methodologies for assessing and measuring hedge effectiveness and ineffectiveness, along with support for management’s assertion that the hedge will be highly effective. Methodologies related to hedge effectiveness and ineffectiveness are consistent between similar types of hedge transactions and include (i) statistical regression analysis of changes in the cash flows of the actual derivative and a perfectly effective hypothetical derivative, or (ii) statistical regression analysis of changes in the fair values of the actual derivative and the hedged item.
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
Hedge accounting ceases for hedging relationships that are no longer deemed effective, or for which the derivative has been terminated or de-designated. For discontinued fair value hedges where the hedged item remains outstanding, the hedged item would cease to be remeasured at fair value attributable to changes in the hedged risk and any existing basis adjustment would be recognized as an adjustment to earnings over the remaining life of the hedged item. For discontinued cash flow hedges, the unrealized gains and losses recorded in AOCI would be reclassified to earnings in the period when the previously designated hedged cash flows occur unless it was determined that transaction was probable to not occur, whereby any unrealized gains and losses in AOCI would be immediately reclassified to earnings.
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

Stock-Based Compensation
The Company sponsors various stock-based compensation plans under which RSUs, restricted stock, and phantom stock units may be granted to certain employees. The Company measures the grant date fair value of the RSUs and restricted stock, which is expensed over the award's vesting period. For service-based awards, compensation expense is amortized on a straight-line basis and recognized in Employee compensation in the Consolidated Statements of Income. Additionally, the Company estimates the number of awards for which it is probable that service will be rendered and adjusts compensation cost accordingly. Estimated forfeitures are subsequently adjusted to reflect actual forfeitures. For performance-based awards, compensation expense is amortized over the vesting period and recognized in Employee compensation in the Consolidated Statements of Income. These performance-based awards may be adjusted based on the estimated outcome of the award's associated performance conditions, which are based on the Company's performance and/or its performance relative to its peers.
The phantom stock units are subject to variable accounting and grant certain employees the contractual right to receive an amount in cash equal to the fair market value of a share of common stock on the specified date set forth in the award agreement, typically the vesting date. For additional information on the Company’s stock-based compensation plans, see Note 15, “Employee Benefit Plans.”

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

Notes to Consolidated Financial Statements, continued

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

Fair Value Measurement
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value. The Company prioritizes inputs used in valuation techniques based on the fair value hierarchy discussed in Note 18, “Fair Value Election and Measurement.”
When measuring assets and liabilities at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. Assets and liabilities that are required to be measured at fair value on a recurring basis include trading securities, securities AFS, and derivative instruments. Assets and liabilities that the Company has elected to measure at fair value on a recurring basis include certain MSRs, LHFS, LHFI, trading loans, brokered time deposits, and issuances of fixed rate debt. Other assets and liabilities are measured at fair value on a non-recurring basis, such as when assets are evaluated for impairment, the basis of accounting is LOCOM, or for disclosure purposes. Examples of these nonrecurring fair value measurements include certain LHFS and LHFI, OREO, certain cost or equity method investments, and intangible and long-lived assets. For additional information on the Company’s valuation of assets and liabilities held at fair value, see Note 18, “Fair Value Election and Measurement.”

Recently Issued Accounting Pronouncements
The following table summarizes ASUs issued by the FASB that were not yet adopted (or only partially adopted previously) as of December 31, 2017, that could have a material effect on the Company's financial statements:

Standard	Description	Required Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standard(s) Not Yet Adopted (or partially adopted previously)
ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities
The ASU amends ASC Topic 825, Financial Instruments-Overall, and addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The main provisions require most investments in equity securities to be measured at fair value through net income, unless they qualify for a measurement alternative, and require fair value changes arising from changes in instrument-specific credit risk for financial liabilities that are measured under the fair value option to be recognized in other comprehensive income. With the exception of disclosure requirements and the application of the measurement alternative for certain equity investments that will be adopted prospectively, the ASU must be adopted on a modified retrospective basis.
January 1, 2018 Early adoption is permitted beginning January 1, 2016 or 2017 for the provision related to changes in instrument-specific credit risk for financial liabilities under the FVO.
The Company early adopted the provision related to changes in instrument-specific credit risk beginning January 1, 2016, which resulted in an immaterial cumulative effect adjustment from Retained earnings to AOCI. See Note 1, “Significant Accounting Policies,” to the Company's 2016 Annual Report on Form 10-K for additional information regarding the early adoption of this provision.

Effective as of January 1, 2018, an immaterial amount of equity securities previously classified as Securities AFS were reclassified to Other assets, as the AFS classification is no longer permitted for equity securities under this ASU. The remaining provisions of this ASU did not have a material impact on the Company's Consolidated Financial Statements and related disclosures upon adoption. However, for any investments for which we elect the measurement alternative, to the extent there is an observable price change in transactions occurring subsequent to January 1, 2018 for identical or similar instruments of the same issuer, these investments will have to be re-measured through net income based on the observed transaction price, which may result in a material impact to the Company's Consolidated Statements of Income.

Notes to Consolidated Financial Statements, continued

Standard	Description	Required Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standard(s) Not Yet Adopted (or partially adopted previously) (continued)
ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
The ASU amends ASC Topic 230, Statement of Cash Flows, to clarify the classification of certain cash receipts and payments within the Company's Consolidated Statements of Cash Flow. These items include: cash payments for debt prepayment or debt extinguishment costs; cash outflows for the settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; and beneficial interests acquired in securitization transactions. The ASU also clarifies that when no specific U.S. GAAP guidance exists and the source of the cash flows are not separately identifiable, the predominant source of cash flow should be used to determine the classification for the item. The ASU must be adopted on a retrospective basis.

January 1, 2018
Effective as of January 1, 2018, the adoption date, the Company will change the presentation of certain cash payments and receipts within its Consolidated Statements of Cash Flows. Specifically, the Company will reclassify approximately $3 million and $17 million of proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, from operating activities to investing activities for the years ended December 31, 2017 and 2016, respectively. The Company will also reclassify approximately $127 million and $202 million of cash payments related to premiums paid for corporate-owned life insurance policies, including bank-owned life insurance policies, from operating activities to investing activities for the years ended December 31, 2017 and 2016, respectively. Lastly, for contingent consideration payments made more than three months after a business combination, the Company will reclassify the portion of the cash payment up to the acquisition date fair value of the contingent consideration as a financing activity and any amount paid in excess of the acquisition date fair value as an operating activity. For the year ended December 31, 2016, the Company will reclassify approximately $13 million from investing activities to financing activities and will reclassify approximately $10 million from investing activities to operating activities. For the year ended December 31, 2017, there were no contingent consideration payments made.

These changes will be reflected for all periods presented in the Company's Consolidated Statements of Cash Flows beginning with its first quarter of 2018 Quarterly Report on Form 10-Q.

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
January 1, 2018
The Company completed its evaluation of the anticipated effects that these ASUs will have on its Consolidated Financial Statements and related disclosures. The Company conducted a comprehensive scoping exercise to determine the revenue streams that are in the scope of these updates. Results indicate that certain noninterest income financial statement line items, including service charges on deposit accounts, card fees, other charges and fees, investment banking income, trust and investment management income, retail investment services, and other noninterest income, contain revenue streams that are within the scope of these updates.

The Company adopted these ASUs on January 1, 2018 using the modified retrospective method of adoption. The adoption resulted in an immaterial cumulative effect adjustment to the opening balance of retained earnings. Additionally, there will be prospective changes to the presentation of certain types of revenue and expenses, such as underwriting revenue and expenses within investment banking income, which will be shown on a gross basis, and to certain types of cash promotions and card network expenses, which will be reclassified from noninterest expense to service charges on deposit accounts and card fees, respectively. The net quantitative impact of these presentation changes to noninterest income and noninterest expense is immaterial and will not affect net income. The Company is in the process of completing the required quantitative and qualitative disclosures, which will be included in its first quarter of 2018 Quarterly Report on Form 10-Q.

Notes to Consolidated Financial Statements, continued

Standard	Description	Required Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standard(s) Not Yet Adopted (or partially adopted previously) (continued)
ASU 2017-09, Stock Compensation (Topic 718): Scope of Modification Accounting
This ASU amends ASC Topic 718, Stock Compensation, to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting per ASC Topic 718, Stock Compensation. The amendments clarify that modification accounting only applies to an entity if the fair value, vesting conditions, or classification of the award changes as a result of changes in the terms or conditions of a share-based payment award. The ASU should be applied prospectively to awards modified on or after the adoption date.

		January 1, 2018	The Company adopted this ASU on January 1, 2018 and upon adoption, the ASU did not impact the Company's Consolidated Financial Statements and related disclosures.
ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
The ASU amends ASC Topic 815, Derivatives and Hedging, to simplify the requirements for hedge accounting. Key amendments include: eliminating the requirement to separately measure and report hedge ineffectiveness, requiring changes in the value of the hedging instrument to be presented in the same income statement line as the earnings effect of the hedged item, and the ability to measure the hedged item based on the benchmark interest rate component of the total contractual coupon for fair value hedges. These changes expand the types of risk management strategies eligible for hedge accounting. The ASU also permits entities to qualitatively assert that a hedging relationship was and continues to be highly effective. New incremental disclosures are also required for reporting periods subsequent to the date of adoption. All transition requirements and elections should be applied to hedging relationships existing on the date of adoption using a modified retrospective approach.

January 1, 2019 Early adoption is permitted.
The Company early adopted this ASU beginning January 1, 2018 and modified its measurement methodology for certain hedged items designated under fair value hedge relationships. The Company elected to perform its subsequent assessments of hedge effectiveness using a qualitative, rather than a quantitative, approach. The adoption resulted in an immaterial cumulative effect adjustment to the opening balance of Retained earnings and a basis adjustment to the related hedged items. The Company is in the process of developing the required disclosures, which will be included in its first quarter 2018 Quarterly Report on Form 10-Q.

ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from AOCI
This ASU amends ASC Topic 220, Income Statement - Reporting Comprehensive Income to allow for a reclassification from AOCI to Retained earnings for the stranded tax effects resulting from the 2017 Tax Act. The amount of the reclassification would be the difference between the historical federal corporate income tax rate and the newly enacted 21 percent federal corporate income tax rate. Consequently, the amendments in this ASU would eliminate the stranded tax effects resulting from the change in the federal corporate income tax rate in the 2017 Tax Act. The Company may apply this ASU at the beginning of the period of adoption or retrospectively to all periods in which the 2017 Tax Act is enacted.

January 1, 2019 Early adoption is permitted.
The Company plans on early adopting this ASU as of January 1, 2018. Upon adoption of this ASU, the Company will elect to reclassify approximately $154 million of stranded tax effects relating to securities AFS, derivative instruments, credit risk on long-term debt, and employee benefit plans from AOCI to Retained earnings.

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

The amount of the right-of-use assets and associated lease liabilities recorded upon adoption will be based primarily on the present value of unpaid future minimum lease payments, the amount of which will depend on the population of leases in effect at the date of adoption. At December 31, 2017, the Company’s estimate of right-of-use assets and lease liabilities that would be recorded on its Consolidated Balance Sheets upon adoption is in excess of $1 billion. The Company does not expect this ASU to have a material impact on its Consolidated Statements of Income subsequent to adoption.

Notes to Consolidated Financial Statements, continued

Standard	Description	Required Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standard(s) Not Yet Adopted (or partially adopted previously) (continued)
ASU 2016-13, Measurement of Credit Losses on Financial Instruments
The ASU adds ASC Topic 326, Financial Instruments-Credit Losses, to replace the incurred loss impairment methodology with a current expected credit loss methodology for financial instruments measured at amortized cost and other commitments to extend credit. For this purpose, expected credit losses reflect losses over the remaining contractual life of an asset, considering the effect of voluntary prepayments and considering available information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The resulting allowance for credit losses is deducted from the amortized cost basis of the financial assets to reflect the net amount expected to be collected on the financial assets. Additional quantitative and qualitative disclosures are required upon adoption. The change to the allowance for credit losses at the time of the adoption will be made with a cumulative effect adjustment to Retained earnings.

The current expected credit loss model does not apply to AFS debt securities; however, the ASU requires entities to record an allowance when recognizing credit losses for AFS securities, rather than recording a direct write-down of the carrying amount.

January 1, 2020 Early adoption is permitted beginning January 1, 2019.
The Company has formed a cross-functional team to oversee the implementation of this ASU and has identified the changes necessary to its credit loss estimation methodologies in order to comply with the new accounting standard requirements. Substantial progress has been made to date on implementing these changes, including the development of models, updates to technology systems, and the documentation of accounting policy decisions. Additionally, the Company is evaluating the impact that this ASU will have on its Consolidated Financial Statements and related disclosures, and the Company currently anticipates that an increase to the allowance for credit losses will be recognized upon adoption to provide for the expected credit losses over the estimated life of the financial assets. However, since the magnitude of the anticipated increase in the allowance for credit losses will be impacted by economic conditions and trends in the Company’s portfolio at the time of adoption, the quantitative impact cannot yet be reasonably estimated.

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

January 1, 2020 Early adoption is permitted.
Based on the Company's most recent annual goodwill impairment test performed as of October 1, 2017, there were no reporting units for which the carrying amount of the reporting unit exceeded its fair value; therefore, this ASU would not currently have an impact on the Company's Consolidated Financial Statements and related disclosures. However, if upon adoption the carrying amount of a reporting unit exceeds its fair value, the Company would be required to recognize an impairment charge for the amount that the carrying value exceeds the fair value.

Notes to Consolidated Financial Statements, continued

NOTE 2 - ACQUISITIONS/DISPOSITIONS
During the years ended December 31, 2017, 2016, and 2015, the Company had the following notable acquisition and disposition:

(Dollars in millions)	Date	Consideration Received/(Paid)	Goodwill	Other Intangible Assets		Pre-tax Gain
2017
Sale of PAC	12/1/2017	$261	($7)	$—		$107
2016
Acquisition of Pillar	12/15/2016	($197)	$1	$13	[1]	$—
1 Does not include $62 million of commercial mortgage servicing rights acquired.

Sale of PAC
On December 1, 2017, the Company completed the sale of PAC, its commercial lines insurance premium finance subsidiary with $1.3 billion in assets and $1.2 billion in liabilities, to IPFS Corporation. As a result, the Company received consideration of $261 million and recognized a pre-tax gain of $107 million in connection with the sale, net of transaction-related expenses.
The Company's results for the years ended December 31, 2017, 2016, and 2015 included the following related to PAC, excluding the gain on sale:

(Dollars in millions)
PAC Financial Information:	2017	2016	2015
Revenue	$56	$60	$59
Less: Expenses	31	27	22
Income before provision for income taxes	$25	$33	$37

For all periods presented, the financial results of PAC through the date of disposition, including the gain on sale, are reflected in the Company's Wholesale business segment.

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

There were no other material acquisitions or dispositions during the three years ended December 31, 2017.

NOTE 3 - FEDERAL FUNDS SOLD AND SECURITIES FINANCING ACTIVITIES
Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell
Fed Funds sold and securities borrowed or purchased under agreements to resell were as follows:

(Dollars in millions)	December 31, 2017	December 31, 2016
Fed funds sold	$65	$58
Securities borrowed	298	270
Securities purchased under agreements to resell	1,175	979
Total Fed funds sold and securities borrowed or purchased under agreements to resell	$1,538	$1,307
Securities purchased under agreements to resell are primarily collateralized by U.S. government or agency securities and are carried at the amounts at which the securities will be subsequently resold, plus accrued interest. Securities borrowed are primarily collateralized by corporate securities. The Company borrows securities and purchases securities under agreements to resell as part of its securities financing activities. On the acquisition date of these securities, the Company and the related counterparty agree on the amount of collateral required to secure the principal amount loaned under these arrangements. The Company monitors collateral values daily and calls for additional collateral to be provided as warranted under the respective agreements. At December 31, 2017 and 2016, the total market value of collateral held was $1.5 billion and $1.3 billion, of which $177 million and $246 million was repledged, respectively.

Notes to Consolidated Financial Statements, continued

Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as secured borrowings. The following table presents the Company’s related activity, by collateral type and remaining contractual maturity:

	December 31, 2017				December 31, 2016
(Dollars in millions)	Overnight and Continuous	Up to 30 days	30-90 days	Total	Overnight and Continuous	Up to 30 days	30-90 days	Total
U.S. Treasury securities	$95	$—	$—	$95	$27	$—	$—	$27
Federal agency securities	101	15	—	116	288	24	—	312
MBS - agency	694	135	—	829	793	51	—	844
CP	19	—	—	19	49	—	—	49
Corporate and other debt securities	316	88	40	444	311	50	40	401
Total securities sold under agreements to repurchase	$1,225	$238	$40	$1,503	$1,468	$125	$40	$1,633

For these securities sold under agreements to repurchase, the Company would be obligated to provide additional collateral in the event of a significant decline in fair value of the collateral pledged. This risk is managed by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.

Netting of Securities - Repurchase and Resell Agreements
The Company has various financial assets and financial liabilities that are subject to enforceable master netting agreements or similar agreements. The Company's derivatives that are subject to enforceable master netting agreements or similar agreements are discussed in Note 17, "Derivative Financial Instruments." The following table presents the Company's securities borrowed or purchased under agreements to resell and securities sold under agreements to repurchase that are subject to MRAs. Generally, MRAs require collateral to exceed the asset or liability recognized on the balance sheet. Transactions subject to these agreements are treated as collateralized financings, and those with a single counterparty are permitted to be presented net on the Company's Consolidated Balance Sheets, provided certain criteria are met that permit balance sheet netting. At December 31, 2017 and 2016, there were no such transactions subject to legally enforceable MRAs that were eligible for balance sheet netting.
The following table includes the amount of collateral pledged or received related to exposures subject to enforceable MRAs. While these agreements are typically over-collateralized, the amount of collateral presented in this table is limited to the amount of the related recognized asset or liability for each counterparty.

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
December 31, 2017
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,473	$—	$1,473	[1]	$1,462	$11
Financial liabilities:
Securities sold under agreements to repurchase	1,503	—	1,503		1,503	—

December 31, 2016
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,249	$—	$1,249	[1]	$1,241	$8
Financial liabilities:
Securities sold under agreements to repurchase	1,633	—	1,633		1,633	—
1 Excludes $65 million and $58 million of Fed Funds sold, which are not subject to a master netting agreement at December 31, 2017 and 2016, respectively.

Notes to Consolidated Financial Statements, continued

NOTE 4 - TRADING ASSETS AND LIABILITIES AND DERIVATIVE INSTRUMENTS

The fair values of the components of trading assets and liabilities and derivative instruments are presented in the following table:

(Dollars in millions)	December 31, 2017	December 31, 2016
Trading Assets and Derivative Instruments:
U.S. Treasury securities	$157	$539
Federal agency securities	395	480
U.S. states and political subdivisions	61	134
MBS - agency	700	567
CLO securities	—	1
Corporate and other debt securities	655	656
CP	118	140
Equity securities	56	49
Derivative instruments [1]	802	984
Trading loans [2]	2,149	2,517
Total trading assets and derivative instruments	$5,093	$6,067

Trading Liabilities and Derivative Instruments:
U.S. Treasury securities	$577	$697
MBS - agency	—	1
Corporate and other debt securities	289	255
Equity securities	9	—
Derivative instruments [1]	408	398
Total trading liabilities and derivative instruments	$1,283	$1,351
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
Pledged trading assets are presented in the following table:

(Dollars in millions)	December 31, 2017	December 31, 2016
Pledged trading assets to secure repurchase agreements [1]	$1,016	$968
Pledged trading assets to secure certain derivative agreements	72	471
Pledged trading assets to secure other arrangements	41	40
1 Repurchase agreements secured by collateral totaled $975 million and $928 million at December 31, 2017 and 2016, respectively.

Notes to Consolidated Financial Statements, continued

NOTE 5 – SECURITIES AVAILABLE FOR SALE
Securities Portfolio Composition

	December 31, 2017
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$4,361	$2	$32	$4,331
Federal agency securities	257	3	1	259
U.S. states and political subdivisions	618	7	8	617
MBS - agency residential	22,616	222	134	22,704
MBS - agency commercial	2,121	3	38	2,086
MBS - non-agency residential	55	4	—	59
MBS - non-agency commercial	862	7	3	866
ABS	6	2	—	8
Corporate and other debt securities	17	—	—	17
Other equity securities [1]	472	—	3	469
Total securities AFS	$31,385	$250	$219	$31,416

	December 31, 2016
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$5,486	$5	$86	$5,405
Federal agency securities	310	5	2	313
U.S. states and political subdivisions	279	5	5	279
MBS - agency residential	22,379	311	254	22,436
MBS - agency commercial	1,263	2	39	1,226
MBS - non-agency residential	71	3	—	74
MBS - non-agency commercial	257	—	5	252
ABS	8	2	—	10
Corporate and other debt securities	34	1	—	35
Other equity securities [1]	642	1	1	642
Total securities AFS	$30,729	$335	$392	$30,672
1 At December 31, 2017, the fair value of other equity securities was comprised of the following: $15 million of FHLB of Atlanta stock, $403 million of Federal Reserve Bank of Atlanta stock, $49 million of mutual fund investments, and $2 million of other.
At December 31, 2016, the fair value of other equity securities was comprised of the following: $132 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank of Atlanta stock, $102 million of mutual fund investments, and $6 million of other.

The following table presents interest and dividends on securities AFS:

	Year Ended December 31
(Dollars in millions)	2017	2016	2015
Taxable interest	$743	$630	$552
Tax-exempt interest	13	6	6
Dividends	18	15	35
Total interest and dividends on securities AFS	$774	$651	$593

Notes to Consolidated Financial Statements, continued

Securities AFS pledged to secure public deposits, repurchase agreements, trusts, certain derivative agreements, and other funds had a fair value of $4.3 billion and $2.0 billion at December 31, 2017 and 2016, respectively.
The following table presents the amortized cost, fair value, and weighted average yield of investments in debt securities AFS at December 31, 2017, by remaining contractual maturity, with the exception of MBS and ABS, which are based on estimated average life. Receipt of cash flows may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Distribution of Remaining Maturities
(Dollars in millions)	Due in 1 Year or Less	Due After 1 Year through 5 Years	Due After 5 Years through 10 Years	Due After 10 Years	Total
Amortized Cost:
U.S. Treasury securities	$—	$2,322	$2,039	$—	$4,361
Federal agency securities	121	46	4	86	257
U.S. states and political subdivisions	6	49	149	414	618
MBS - agency residential	2,686	7,937	11,781	212	22,616
MBS - agency commercial	—	315	1,547	259	2,121
MBS - non-agency residential	—	55	—	—	55
MBS - non-agency commercial	—	12	813	37	862
ABS	—	6	—	—	6
Corporate and other debt securities	7	10	—	—	17
Total debt securities AFS	$2,820	$10,752	$16,333	$1,008	$30,913
Fair Value:
U.S. Treasury securities	$—	$2,305	$2,026	$—	$4,331
Federal agency securities	123	47	4	85	259
U.S. states and political subdivisions	6	52	153	406	617
MBS - agency residential	2,748	7,980	11,763	213	22,704
MBS - agency commercial	—	308	1,525	253	2,086
MBS - non-agency residential	—	59	—	—	59
MBS - non-agency commercial	—	12	816	38	866
ABS	—	8	—	—	8
Corporate and other debt securities	7	10	—	—	17
Total debt securities AFS	$2,884	$10,781	$16,287	$995	$30,947
Weighted average yield [1]	3.36%	2.34%	2.81%	3.23%	2.71%
1 Weighted average yields are based on amortized cost and presented on an FTE basis.

Notes to Consolidated Financial Statements, continued

Securities AFS in an Unrealized Loss Position
The Company held certain investment securities AFS where amortized cost exceeded fair value, resulting in unrealized loss positions. Market changes in interest rates and credit spreads may result in temporary unrealized losses as the market prices of securities fluctuate. At December 31, 2017, the Company did not intend to sell these securities nor was it more-likely-than-not that the Company would be required to sell these securities before their anticipated recovery or maturity. The Company reviewed its portfolio for OTTI in accordance with the accounting policies described in Note 1, "Significant Accounting Policies."

Securities AFS in an unrealized loss position at period end are presented in the following tables:

	December 31, 2017
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]
Temporarily impaired securities AFS:
U.S. Treasury securities	$1,993	$12	$841	$20	$2,834	$32
Federal agency securities	23	—	60	1	83	1
U.S. states and political subdivisions	267	3	114	5	381	8
MBS - agency residential	8,095	38	4,708	96	12,803	134
MBS - agency commercial	887	9	915	29	1,802	38
MBS - non-agency commercial	134	1	93	2	227	3
ABS	—	—	4	—	4	—
Corporate and other debt securities	10	—	—	—	10	—
Other equity securities	—	—	2	3	2	3
Total temporarily impaired securities AFS	11,409	63	6,737	156	18,146	219
OTTI securities AFS [1]:
ABS	—	—	1	—	1	—
Total OTTI securities AFS	—	—	1	—	1	—
Total impaired securities AFS	$11,409	$63	$6,738	$156	$18,147	$219
1 OTTI securities AFS are impaired securities for which OTTI credit losses have been previously recognized in earnings.
2 Unrealized losses less than $0.5 million are presented as zero within the table.

	December 31, 2016
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]
Temporarily impaired securities AFS:
U.S. Treasury securities	$4,380	$86	$—	$—	$4,380	$86
Federal agency securities	96	2	3	—	99	2
U.S. states and political subdivisions	149	5	—	—	149	5
MBS - agency residential	13,505	247	436	7	13,941	254
MBS - agency commercial	1,117	38	15	1	1,132	39
MBS - non-agency commercial	184	5	—	—	184	5
ABS	—	—	5	—	5	—
Corporate and other debt securities	12	—	—	—	12	—
Other equity securities	—	—	4	1	4	1
Total temporarily impaired securities AFS	19,443	383	463	9	19,906	392
OTTI securities AFS [1]:
MBS - non-agency residential	16	—	—	—	16	—
ABS	—	—	1	—	1	—
Total OTTI securities AFS	16	—	1	—	17	—
Total impaired securities AFS	$19,459	$383	$464	$9	$19,923	$392
1 OTTI securities AFS are impaired securities for which OTTI credit losses have been previously recognized in earnings.
2 Unrealized losses less than $0.5 million are presented as zero within the table.

At December 31, 2017, temporarily impaired securities AFS that have been in an unrealized loss position for twelve months or longer included residential and commercial agency MBS, U.S. Treasury securities, municipal securities, commercial non-agency MBS, federal agency securities, one ABS collateralized by 2004 vintage home equity loans, and one equity security. Unrealized losses on temporarily impaired securities were due to market interest rates being higher than the securities' stated coupon rates. Unrealized losses on securities AFS that relate to factors other than credit are recorded in AOCI, net of tax.

Notes to Consolidated Financial Statements, continued

Realized Gains and Losses and Other-Than-Temporarily Impaired Securities AFS

	Year Ended December 31
(Dollars in millions)	2017	2016	2015
Gross realized gains	$3	$4	$25
Gross realized losses	(110)	—	(3)
OTTI credit losses recognized in earnings	(1)	—	(1)
Net securities (losses)/gains	($108)	$4	$21

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
During the years ended December 31, 2017, 2016, and 2015, credit impairment losses recognized on securities AFS held at the end of each period were immaterial. The accumulated balance of OTTI credit losses recognized in earnings on securities AFS held at period end was $23 million, $23 million, and $25 million at December 31, 2017, 2016, and 2015, respectively. Subsequent credit losses may be recorded on securities without a corresponding further decline in fair value when there has been a decline in expected cash flows.
The following table presents a summary of the significant inputs used in determining the measurement of OTTI credit losses recognized in earnings for non-agency MBS for the years ended December 31:

	2017 [1]	2016 [2]	2015 [1]
Default rate	3%	N/A	9%
Prepayment rate	19%	N/A	13%
Loss severity	41%	N/A	56%
1 OTTI credit losses recognized in earnings relate to one non-agency MBS with a fair value of $12 million and $20 million at December 31, 2017 and 2015, respectively.
2 "N/A" - Not applicable as there were no OTTI credit losses recognized in earnings for the year ended December 31, 2016.

Significant inputs represent lifetime average estimates of each security for which credit losses were recognized in earnings. Inputs may vary from period to period as the securities for which credit losses are recognized vary. Additionally, severity may vary widely when losses are few and large.

Notes to Consolidated Financial Statements, continued

NOTE 6 - LOANS
Composition of Loan Portfolio

(Dollars in millions)	December 31, 2017	December 31, 2016
Commercial loans:
C&I [1]	$66,356	$69,213
CRE	5,317	4,996
Commercial construction	3,804	4,015
Total commercial loans	75,477	78,224
Consumer loans:
Residential mortgages - guaranteed	560	537
Residential mortgages - nonguaranteed [2]	27,136	26,137
Residential home equity products	10,626	11,912
Residential construction	298	404
Guaranteed student	6,633	6,167
Other direct	8,729	7,771
Indirect	12,140	10,736
Credit cards	1,582	1,410
Total consumer loans	67,704	65,074
LHFI	$143,181	$143,298
LHFS [3]	$2,290	$4,169
1 Includes $3.7 billion of lease financing at both December 31, 2017 and 2016, and $778 million and $729 million of installment loans at December 31, 2017 and 2016, respectively.
2 Includes $196 million and $222 million of LHFI measured at fair value at December 31, 2017 and 2016, respectively.
3 Includes $1.6 billion and $3.5 billion of LHFS measured at fair value at December 31, 2017 and 2016, respectively.
During the years ended December 31, 2017 and 2016, the Company transferred $288 million and $360 million of LHFI to LHFS, and transferred $19 million and $30 million of LHFS to LHFI, respectively. In addition to sales of residential and commercial mortgage LHFS in the normal course of business, the Company sold $705 million and $1.6 billion of loans and leases for an immaterial net gain and a net gain of $6 million during the years ended December 31, 2017 and 2016, respectively.
During the year ended December 31, 2017, the Company purchased $1.7 billion of guaranteed student loans and $233 million of consumer indirect loans, and during the year ended December 31, 2016, the Company purchased $2.2 billion of guaranteed student loans.
At December 31, 2017 and 2016, the Company had $24.3 billion and $22.6 billion of net eligible loan collateral pledged to the Federal Reserve discount window to support $18.2 billion and $17.0 billion of available, unused borrowing capacity, respectively.
At December 31, 2017 and 2016, the Company had $38.0 billion and $36.9 billion of net eligible loan collateral pledged to the FHLB of Atlanta to support $30.5 billion and $31.9 billion of available borrowing capacity, respectively. The available FHLB borrowing capacity at December 31, 2017 was used to support $4 million of long-term debt and $6.7 billion of letters of credit issued on the Company's behalf. At December 31, 2016, the available FHLB borrowing capacity was used to support $2.8 billion of long-term debt and $7.3 billion of letters of credit issued on the Company's behalf.
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
For consumer loans, the Company monitors credit risk based on indicators such as delinquencies and FICO scores. The Company believes that consumer credit risk, as assessed by the industry-wide FICO scoring method, is a relevant credit quality indicator. Borrower-specific FICO scores are obtained at origination as part of the Company’s formal underwriting process, and refreshed FICO scores are obtained by the Company at least quarterly.
For guaranteed loans, the Company monitors the credit quality based primarily on delinquency status, as it is a more relevant indicator of credit quality due to the government guarantee. At December 31, 2017 and 2016, 28% and 29%, respectively, of guaranteed residential mortgages were current with respect to payments. At both December 31, 2017 and 2016, 75% of guaranteed student loans were current with respect to payments. The Company's loss exposure on guaranteed residential mortgages and student loans is mitigated by the government guarantee.

Notes to Consolidated Financial Statements, continued

LHFI by credit quality indicator are presented in the following tables:

	Commercial Loans
	C&I		CRE		Commercial Construction
(Dollars in millions)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Risk rating:
Pass	$64,546	$66,961	$5,126	$4,574	$3,770	$3,914
Criticized accruing	1,595	1,862	167	415	33	84
Criticized nonaccruing	215	390	24	7	1	17
Total	$66,356	$69,213	$5,317	$4,996	$3,804	$4,015

	Consumer Loans [1]
	Residential Mortgages - Nonguaranteed		Residential Home Equity Products		Residential Construction
(Dollars in millions)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Current FICO score range:
700 and above	$23,602	$22,194	$8,946	$9,826	$240	$292
620 - 699	2,721	3,042	1,242	1,540	50	96
Below 620 [2]	813	901	438	546	8	16
Total	$27,136	$26,137	$10,626	$11,912	$298	$404

	Other Direct		Indirect		Credit Cards
(Dollars in millions)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Current FICO score range:
700 and above	$7,929	$7,008	$9,094	$7,642	$1,088	$974
620 - 699	757	703	2,344	2,381	395	351
Below 620 [2]	43	60	702	713	99	85
Total	$8,729	$7,771	$12,140	$10,736	$1,582	$1,410
1 Excludes $6.6 billion and $6.2 billion of guaranteed student loans and $560 million and $537 million of guaranteed residential mortgages at December 31, 2017 and 2016, respectively, for which there was nominal risk of principal loss due to the government guarantee.
2 For substantially all loans with refreshed FICO scores below 620, the borrower’s FICO score at the time of origination exceeded 620 but has since deteriorated as the loan has seasoned.

Notes to Consolidated Financial Statements, continued

The LHFI portfolio by payment status is presented in the following tables:

	December 31, 2017
(Dollars in millions)	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing [2]	Total
Commercial loans:
C&I	$66,092	$42	$7	$215	$66,356
CRE	5,293	—	—	24	5,317
Commercial construction	3,803	—	—	1	3,804
Total commercial loans	75,188	42	7	240	75,477
Consumer loans:
Residential mortgages - guaranteed	159	55	346	—	560
Residential mortgages - nonguaranteed [1]	26,778	148	4	206	27,136
Residential home equity products	10,348	75	—	203	10,626
Residential construction	280	7	—	11	298
Guaranteed student	4,946	659	1,028	—	6,633
Other direct	8,679	36	7	7	8,729
Indirect	12,022	111	—	7	12,140
Credit cards	1,556	13	13	—	1,582
Total consumer loans	64,768	1,104	1,398	434	67,704
Total LHFI	$139,956	$1,146	$1,405	$674	$143,181
1 Includes $196 million of loans measured at fair value, the majority of which were accruing current.
2 Nonaccruing loans past due 90 days or more totaled $357 million. Nonaccruing loans past due fewer than 90 days include nonaccrual loans modified in TDRs, performing second lien loans where the first lien loan is nonperforming, and certain energy-related commercial loans.

	December 31, 2016
(Dollars in millions)	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing [2]	Total
Commercial loans:
C&I	$68,776	$35	$12	$390	$69,213
CRE	4,988	1	—	7	4,996
Commercial construction	3,998	—	—	17	4,015
Total commercial loans	77,762	36	12	414	78,224
Consumer loans:
Residential mortgages - guaranteed	155	55	327	—	537
Residential mortgages - nonguaranteed [1]	25,869	84	7	177	26,137
Residential home equity products	11,596	81	—	235	11,912
Residential construction	389	3	—	12	404
Guaranteed student	4,637	603	927	—	6,167
Other direct	7,726	35	4	6	7,771
Indirect	10,608	126	1	1	10,736
Credit cards	1,388	12	10	—	1,410
Total consumer loans	62,368	999	1,276	431	65,074
Total LHFI	$140,130	$1,035	$1,288	$845	$143,298
1 Includes $222 million of loans measured at fair value, the majority of which were accruing current.
2 Nonaccruing loans past due 90 days or more totaled $360 million. Nonaccruing loans past due fewer than 90 days include nonaccrual loans modified in TDRs, performing second lien loans where the first lien loan is nonperforming, and certain energy-related commercial loans.

Notes to Consolidated Financial Statements, continued

Impaired Loans
A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the agreement. Commercial nonaccrual loans greater than $3 million and certain commercial and consumer loans whose terms have been modified in a TDR are individually evaluated for impairment. Smaller-balance homogeneous loans that are collectively evaluated for impairment and loans measured at fair value are not included in the following tables. Additionally, the following tables exclude guaranteed student loans and guaranteed residential mortgages for which there was nominal risk of principal loss due to the government guarantee.

	December 31, 2017			December 31, 2016
(Dollars in millions)	Unpaid Principal Balance	Carrying Value [1]	Related ALLL	Unpaid Principal Balance		Carrying Value [1]		Related ALLL
Impaired LHFI with no ALLL recorded:
Commercial loans:
C&I	$38	$35	$—	$266		$214		$—
Total commercial loans with no ALLL recorded	38	35	—	266		214		—
Consumer loans:
Residential mortgages - nonguaranteed	458	363	—	466		360		—
Residential construction	15	9	—	16		8		—
Total consumer loans with no ALLL recorded	473	372	—	482		368		—

Impaired LHFI with an ALLL recorded:
Commercial loans:
C&I	127	117	19	225		151		31
CRE	21	21	2	26		17		2
Total commercial loans with an ALLL recorded	148	138	21	251		168		33
Consumer loans:
Residential mortgages - nonguaranteed	1,133	1,103	113	1,277		1,248		150
Residential home equity products	953	895	54	863		795		54
Residential construction	93	90	7	109		107		11
Other direct	59	59	1	59	[2]	59	[2]	1
Indirect	123	122	7	103		103		5
Credit cards	26	7	1	24		6		1
Total consumer loans with an ALLL recorded	2,387	2,276	183	2,435		2,318		222
Total impaired LHFI	$3,046	$2,821	$204	$3,434		$3,068		$255
1 Carrying value reflects charge-offs that have been recognized plus other amounts that have been applied to adjust the net book balance.
2 Includes $41 million of TDRs that were modified prior to 2016 and reclassified as TDRs in the fourth quarter of 2016.

Included in the impaired LHFI carrying values above at December 31, 2017 and 2016 were $2.4 billion and $2.5 billion of accruing TDRs, of which 96% and 97% were current, respectively. See Note 1, “Significant Accounting Policies,” for further information regarding the Company’s loan impairment policy.

Notes to Consolidated Financial Statements, continued

	Year Ended December 31
	2017		2016		2015
(Dollars in millions)	Average Carrying Value	Interest Income Recognized[1]	Average Carrying Value	Interest Income Recognized[1]	Average Carrying Value	Interest Income Recognized [1]
Impaired LHFI with no ALLL recorded:
Commercial loans:
C&I	$34	$1	$169	$3	$58	$2
CRE	—	—	—	—	10	—
Total commercial loans with no ALLL recorded	34	1	169	3	68	2
Consumer loans:
Residential mortgages - nonguaranteed	357	15	370	16	390	17
Residential construction	8	—	8	—	11	—
Total consumer loans with no ALLL recorded	365	15	378	16	401	17

Impaired LHFI with an ALLL recorded:
Commercial loans:
C&I	112	2	170	1	147	5
CRE	22	1	25	1	—	—
Total commercial loans with an ALLL recorded	134	3	195	2	147	5
Consumer loans:
Residential mortgages - nonguaranteed	1,123	58	1,251	64	1,349	65
Residential home equity products	914	32	812	29	682	28
Residential construction	94	5	110	6	125	8
Other direct	60	4	10	1	12	—
Indirect	136	6	114	6	125	6
Credit cards	6	1	6	1	7	1
Total consumer loans with an ALLL recorded	2,333	106	2,303	107	2,300	108
Total impaired LHFI	$2,866	$125	$3,045	$128	$2,916	$132
1 Of the interest income recognized during the years ended December 31, 2017, 2016, and 2015, cash basis interest income was $4 million, $4 million, and $7 million, respectively.

Notes to Consolidated Financial Statements, continued

NPAs are presented in the following table:

(Dollars in millions)	December 31, 2017	December 31, 2016
Nonaccrual loans/NPLs:
Commercial loans:
C&I	$215	$390
CRE	24	7
Commercial construction	1	17
Consumer loans:
Residential mortgages - nonguaranteed	206	177
Residential home equity products	203	235
Residential construction	11	12
Other direct	7	6
Indirect	7	1
Total nonaccrual loans/NPLs [1]	674	845
OREO [2]	57	60
Other repossessed assets	10	14
Total NPAs	$741	$919
1 Nonaccruing restructured loans are included in total nonaccrual loans/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or guaranteed by the VA. Proceeds due from the FHA and the VA are recorded as a receivable in Other assets in the Consolidated Balance Sheets until the property is conveyed and the funds are received. The receivable related to proceeds due from the FHA and the VA totaled $45 million and $50 million at December 31, 2017 and 2016, respectively.

The Company's recorded investment of nonaccruing loans secured by residential real estate properties for which formal foreclosure proceedings were in process at December 31, 2017 and 2016 was $73 million and $85 million, respectively. The Company's recorded investment of accruing loans secured by residential real estate properties for which formal foreclosure proceedings were in process at December 31, 2017 and 2016 was $101 million and $122 million, of which $97 million and $114 million were insured by the FHA or guaranteed by the VA, respectively.

At December 31, 2017, OREO included $51 million of foreclosed residential real estate properties and $4 million of foreclosed commercial real estate properties, with the remaining $2 million related to land.
At December 31, 2016, OREO included $50 million of foreclosed residential real estate properties and $7 million of foreclosed commercial real estate properties, with the remaining $3 million related to land.

Notes to Consolidated Financial Statements, continued

Restructured Loans
A TDR is a loan for which the Company has granted an economic concession to a borrower in response to certain instances of financial difficulty experienced by the borrower, which the Company would not have considered otherwise. When a loan is modified under the terms of a TDR, the Company typically offers the borrower an extension of the loan maturity date and/or a reduction in the original contractual interest rate. In limited situations, the Company may offer to restructure a loan in a manner that ultimately results in the forgiveness of a contractually specified principal balance.
At December 31, 2017 and 2016, the Company had $2 million and $29 million, respectively, of commitments to lend additional funds to debtors whose terms have been modified in a TDR. The number and carrying value of loans modified under the terms of a TDR, by type of modification, are presented in the following tables:

	Year Ended December 31, 2017 [1]
(Dollars in millions)	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	178	$3	$43	$46
Consumer loans:
Residential mortgages - nonguaranteed	150	22	10	32
Residential home equity products	2,488	45	176	221
Other direct	661	—	9	9
Indirect	2,740	—	61	61
Credit cards	919	4	—	4
Total TDR additions	7,136	$74	$299	$373
1 Includes loans modified under the terms of a TDR that were charged-off during the period.

	Year Ended December 31, 2016 [1]
(Dollars in millions)	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	84	$2	$68	$70
Commercial construction	1	—	—	—
Consumer loans:
Residential mortgages - nonguaranteed	397	79	12	91
Residential home equity products	2,611	9	227	236
Residential construction	1	—	—	—
Other direct [2]	3,925	—	50	50
Indirect	1,539	—	32	32
Credit cards	720	3	—	3
Total TDR additions	9,278	$93	$389	$482
1 Includes loans modified under the terms of a TDR that were charged-off during the period.
2 Includes 3,321 loans with a carrying value of $41 million that were modified prior to 2016 and reclassified as TDRs in the fourth quarter of 2016.

Notes to Consolidated Financial Statements, continued

	Year Ended December 31, 2015 [1]
(Dollars in millions)	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	57	$1	$3	$4
CRE	2	—	—	—
Commercial construction	1	—	—	—
Consumer loans:
Residential mortgages - nonguaranteed	737	125	34	159
Residential home equity products	1,888	24	108	132
Residential construction	4	5	—	5
Other direct	54	—	1	1
Indirect	2,299	—	47	47
Credit cards	557	2	—	2
Total TDR additions	5,599	$157	$193	$350
1 Includes loans modified under the terms of a TDR that were charged-off during the period.

TDRs that defaulted during the years ended December 31, 2017, 2016, and 2015, which were first modified within the previous 12 months, were immaterial. The majority of loans that were modified under the terms of a TDR and subsequently became 90 days or more delinquent have remained on nonaccrual status since the time of delinquency.

Concentrations of Credit Risk
The Company does not have a significant concentration of credit risk to any individual client except for the U.S. government and its agencies. However, a geographic concentration arises because the Company operates primarily within Florida, Georgia, Virginia, Maryland, and North Carolina. The Company engages in limited international banking activities. The Company’s total cross-border outstanding loans were $1.4 billion and $2.2 billion at December 31, 2017 and 2016, respectively.
With respect to collateral concentration, the Company's recorded investment in residential real estate secured LHFI totaled $38.6 billion at December 31, 2017 and represented 27% of total LHFI. At December 31, 2016, the Company's recorded investment in residential real estate secured LHFI totaled $39.0 billion and represented 27% of total LHFI. Additionally, at December 31, 2017 and 2016, the Company had $10.1 billion and $10.3 billion in commitments to extend credit on home equity lines and $3.0 billion and $4.2 billion in residential mortgage commitments outstanding, respectively. At both December 31, 2017 and December 31, 2016, 1% of the Company's residential real estate secured LHFI were insured by the FHA or guaranteed by the VA, respectively.
The following table presents residential mortgage LHFI that included a high original LTV ratio (in excess of 80%), an interest only feature, and/or a second lien position that may increase the Company's exposure to credit risk and/or result in a concentration of credit risk. At December 31, 2017 and 2016, the current weighted average FICO score for the borrowers of these residential mortgage LHFI was 756 and 751, respectively.

(Dollars in millions)	December 31, 2017	December 31, 2016
Interest only mortgages with MI or with combined original LTV ≤ 80% [1]	$569	$845
Interest only mortgages with no MI and with combined original LTV > 80% [1]	77	279
Total interest only mortgages [1]	646	1,124
Amortizing mortgages with combined original LTV > 80% and/or second liens [2]	10,197	9,198
Total mortgages with potential concentration of credit risk	$10,843	$10,322
1 Comprised of first and/or second liens, primarily with an initial 10 year interest only period.
2 Comprised of loans with no MI.

Notes to Consolidated Financial Statements, continued

NOTE 7 - ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the unfunded commitments reserve. Activity in the allowance for credit losses is summarized in the following table:

	Year Ended December 31
(Dollars in millions)	2017	2016	2015
Balance, beginning of period	$1,776	$1,815	$1,991
Provision for loan losses	397	440	156
Provision for unfunded commitments	12	4	9
Loan charge-offs	(491)	(591)	(470)
Loan recoveries	124	108	129
Other [1]	(4)	—	—
Balance, end of period	$1,814	$1,776	$1,815

Components:
ALLL	$1,735	$1,709	$1,752
Unfunded commitments reserve [2]	79	67	63
Allowance for credit losses	$1,814	$1,776	$1,815
1 Related to loans disposed in connection with the sale of PAC. For additional information regarding the sale of PAC, see Note 2, "Acquisitions/Dispositions."
2 The unfunded commitments reserve is recorded in Other liabilities in the Consolidated Balance Sheets.

Activity in the ALLL by loan segment is presented in the following tables:

	Year Ended December 31, 2017
(Dollars in millions)	Commercial Loans	Consumer Loans	Total
Balance, beginning of period	$1,124	$585	$1,709
Provision for loan losses	108	289	397
Loan charge-offs	(167)	(324)	(491)
Loan recoveries	40	84	124
Other [1]	(4)	—	(4)
Balance, end of period	$1,101	$634	$1,735

	Year Ended December 31, 2016
(Dollars in millions)	Commercial Loans	Consumer Loans	Total
Balance, beginning of period	$1,047	$705	$1,752
Provision for loan losses	329	111	440
Loan charge-offs	(287)	(304)	(591)
Loan recoveries	35	73	108
Balance, end of period	$1,124	$585	$1,709
1 Related to loans disposed in connection with the sale of PAC. For additional information regarding the sale of PAC, see Note 2, "Acquisitions/Dispositions."

As discussed in Note 1, “Significant Accounting Policies,” the ALLL is composed of both specific allowances for certain nonaccrual loans and TDRs, and general allowances for groups of loans with similar risk characteristics. No allowance is required for loans measured at fair value. Additionally, the Company records an immaterial allowance for loan products that are insured by federal agencies or guaranteed by GSEs, as there is nominal risk of principal loss.

Notes to Consolidated Financial Statements, continued

The Company’s LHFI portfolio and related ALLL is presented in the following tables:

	December 31, 2017
	Commercial Loans		Consumer Loans		Total
(Dollars in millions)	Carrying Value	Related ALLL	Carrying Value	Related ALLL	Carrying Value	Related ALLL
LHFI evaluated for impairment:
Individually evaluated	$173	$21	$2,648	$183	$2,821	$204
Collectively evaluated	75,304	1,080	64,860	451	140,164	1,531
Total evaluated	75,477	1,101	67,508	634	142,985	1,735
LHFI measured at fair value	—	—	196	—	196	—
Total LHFI	$75,477	$1,101	$67,704	$634	$143,181	$1,735

	December 31, 2016
	Commercial Loans		Consumer Loans		Total
(Dollars in millions)	Carrying Value	Related ALLL	Carrying Value	Related ALLL	Carrying Value	Related ALLL
LHFI evaluated for impairment:
Individually evaluated	$382	$33	$2,686	$222	$3,068	$255
Collectively evaluated	77,842	1,091	62,166	363	140,008	1,454
Total evaluated	78,224	1,124	64,852	585	143,076	1,709
LHFI measured at fair value	—	—	222	—	222	—
Total LHFI	$78,224	$1,124	$65,074	$585	$143,298	$1,709

NOTE 8 - PREMISES AND EQUIPMENT
Premises and equipment at December 31 consisted of the following:

(Dollars in millions)	Useful Life (in years)	2017	2016
Land	Indefinite	$321	$320
Buildings and improvements	1 - 40	1,047	1,028
Leasehold improvements	1 - 30	691	645
Furniture and equipment	1 - 20	1,430	1,492
Construction in progress		488	357
Total premises and equipment		3,977	3,842
Less: Accumulated depreciation and amortization		2,243	2,286
Premises and equipment, net		$1,734	$1,556

None of the Company's premises and equipment was subject to mortgage indebtedness (included in long-term debt) at December 31, 2017 and 2016. Capital leases included in net premises and equipment was immaterial at both December 31, 2017 and 2016. Aggregate rent expense (principally for offices), including any contingent rent expense and sublease income, totaled $201 million, $202 million, and $200 million for the years ended December 31, 2017, 2016, and 2015, respectively. Depreciation and amortization expense on premises and equipment for the years ended December 31, 2017, 2016, and 2015 totaled $175 million, $179 million, and $175 million, respectively.
The Company previously completed sale-leaseback transactions consisting of branch properties and various individual office buildings. Upon completion of these transactions, the Company recognized a portion of the resulting gains and deferred the remainder to be recognized ratably over the expected term of the lease, predominantly 10 years, as an offset to net occupancy expense. To the extent that terms on these leases are extended, the remaining deferred gain would be amortized over the new lease term. Amortization of deferred gains on sale-leaseback transactions was $17 million, $43 million, and $54 million for the years ended December 31, 2017, 2016, and 2015, respectively. At December 31, 2017 and 2016, the remaining deferred gain associated with sale-leaseback transactions was $49 million and $67 million, respectively.
The Company has various obligations under capital leases and noncancelable operating leases for premises and equipment. The leases predominantly expire over the next 21 years, with the longest lease term having an expiration date in 2081. Many of these leases include a renewal option and some provide for periodic adjustment of rentals based on changes in various economic indicators.
The following table presents future minimum payments under noncancelable operating leases, net of sublease rentals, with initial terms in excess of one year at December 31, 2017.

(Dollars in millions)	Operating Leases
2018	$205
2019	199
2020	179
2021	167
2022	151
Thereafter	657
Total minimum lease payments	$1,558

Notes to Consolidated Financial Statements, continued

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
As discussed in Note 20, "Business Segment Reporting," the Company realigned its business segment structure from three segments to two segments in the second quarter of 2017. As a result, the Company reassessed the composition of its goodwill reporting units and combined the Consumer Banking and Private Wealth Management reporting unit and Mortgage Banking reporting unit into a single Consumer goodwill reporting unit. The Mortgage Banking reporting unit did not have any associated goodwill prior to this change. The composition of the Wholesale Banking reporting unit was not impacted by the business segment structure realignment.
The Company conducts a goodwill impairment test at the reporting unit level at least annually, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. See Note 1, "Significant Accounting Policies," for additional information regarding the Company's goodwill accounting policy.

The Company performed goodwill impairment analyses for its Wholesale and Consumer reporting units as of October 1, 2017, 2016, and 2015. Based on the results of the impairment analyses, the Company concluded that the fair values of the reporting units exceed their respective carrying values; therefore, there was no goodwill impairment. The Company monitored events and circumstances during the fourth quarter of 2017 and did not observe any factors that would more-likely-than-not reduce the fair value of a reporting unit below its respective carrying value.
Changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2017 are presented in the following table. There were no material changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2016.

(Dollars in millions)	Consumer	Wholesale	Total
Balance, January 1, 2017	$4,262	$2,075	$6,337
Measurement period adjustment related to the acquisition of Pillar	—	1	1
Sale of PAC	—	(7)	(7)
Balance, December 31, 2017	$4,262	$2,069	$6,331

Notes to Consolidated Financial Statements, continued

Other Intangible Assets
Changes in the carrying amounts of other intangible assets for the years ended December 31 are presented in the following table:

(Dollars in millions)	Residential MSRs - Fair Value	Commercial Mortgage Servicing Rights and Other	Total
Balance, January 1, 2017	$1,572	$85	$1,657
Amortization [1]	—	(20)	(20)
Servicing rights originated	394	17	411
Changes in fair value:
Due to changes in inputs and assumptions [2]	(22)	—	(22)
Other changes in fair value [3]	(226)	—	(226)
Servicing rights sold	(8)	—	(8)
Other [4]	—	(1)	(1)
Balance, December 31, 2017	$1,710	$81	$1,791

Balance, January 1, 2016	$1,307	$18	$1,325
Amortization [1]	—	(9)	(9)
Servicing rights originated	312	—	312
Servicing rights purchased	200	—	200
Servicing rights acquired in Pillar acquisition	—	62	62
Other intangible assets acquired in Pillar acquisition [5]	—	14	14
Changes in fair value:
Due to changes in inputs and assumptions [2]	(13)	—	(13)
Other changes in fair value [3]	(232)	—	(232)
Servicing rights sold	(2)	—	(2)
Balance, December 31, 2016	$1,572	$85	$1,657
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
4 Represents the first quarter of 2017 measurement period adjustment on other intangible assets acquired previously in the Pillar acquisition.
5 The majority of other intangible assets acquired from Pillar relate to indefinite-lived agency licenses.

The gross carrying amount and accumulated amortization of other intangible assets are presented in the following table:

	December 31, 2017			December 31, 2016
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized other intangible assets [1]:
Commercial mortgage servicing rights	$79	($14)	$65	$62	$—	$62
Other (definite-lived)	32	(28)	4	35	(22)	13
Unamortized other intangible assets:
Residential MSRs (carried at fair value)	1,710	—	1,710	1,572	—	1,572
Other (indefinite-lived)	12	—	12	10	—	10
Total other intangible assets	$1,833	($42)	$1,791	$1,679	($22)	$1,657
1 Excludes fully amortized other intangible assets.

Notes to Consolidated Financial Statements, continued

The Company's estimated future amortization of intangible assets at December 31, 2017 is presented in the following table:

(Dollars in millions)
2018	$13
2019	10
2020	9
2021	8
2022	6
Thereafter	23
Total [1]	$69
1 Does not include indefinite-lived intangible assets of $12 million.

Servicing Rights
The Company acquires servicing rights and retains servicing rights for certain of its sales or securitizations of residential mortgages and commercial loans. MSRs on residential mortgages and servicing rights on commercial mortgages are the only material servicing assets capitalized by the Company and are classified as Other intangible assets on the Company's Consolidated Balance Sheets.
Residential Mortgage Servicing Rights
Income earned by the Company on its residential MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs. Such income earned for the years ended December 31, 2017, 2016, and 2015 totaled $403 million, $366 million, and $347 million, respectively. These amounts are reported in Mortgage servicing related income in the Consolidated Statements of Income.
At December 31, 2017 and 2016, the total UPB of residential mortgage loans serviced was $165.5 billion and $160.2 billion, respectively. Included in these amounts at December 31, 2017 and 2016 were $136.1 billion and $129.6 billion, respectively, of loans serviced for third parties. The Company purchased MSRs on residential loans with a UPB of $19.7 billion during the year ended December 31, 2016. No MSRs on residential loans were purchased during the year ended December 31, 2017. During the years ended December 31, 2017 and 2016, the Company sold MSRs on residential loans, at a price approximating their fair value, with a UPB of $1.1 billion and $575 million, respectively.
The Company measures the fair value of its residential MSRs using a valuation model that calculates the present value of estimated future net servicing income using prepayment projections, spreads, and other assumptions. The Consumer Valuation Committee reviews and approves all significant assumption changes at least quarterly, evaluating these inputs compared to various market and empirical data sources. Changes to valuation model inputs are reflected in the periods' results. See Note 18, “Fair Value Election and Measurement,” for further information regarding the Company's residential MSR valuation methodology.
A summary of the key inputs used to estimate the fair value of the Company’s residential MSRs at December 31, 2017 and 2016, and the sensitivity of the fair values to immediate 10% and 20% adverse changes in those inputs, are presented in the following table.

(Dollars in millions)	December 31, 2017	December 31, 2016
Fair value of residential MSRs	$1,710	$1,572
Prepayment rate assumption (annual)	13%	9%
Decline in fair value from 10% adverse change	$85	$50
Decline in fair value from 20% adverse change	160	97
Option adjusted spread (annual)	4%	8%
Decline in fair value from 10% adverse change	$47	$63
Decline in fair value from 20% adverse change	90	122
Weighted-average life (in years)	5.4	7.0
Weighted-average coupon	3.9%	4.0%
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
Income earned by the Company on its commercial mortgage servicing rights is derived primarily from contractually specified servicing fees and other ancillary fees. Such income earned for the year ended December 31, 2017 totaled $22 million and is reported in Commercial real estate related income in the Consolidated Statements of Income. Income earned on commercial mortgage servicing rights for the year ended December 31, 2016 was immaterial and there was no such income earned for the year ended December 31, 2015.
The Company also earns income from subservicing certain third party commercial mortgages for which the Company does not record servicing rights. Such income earned for the year ended December 31, 2017 totaled $14 million and is reported in Commercial real estate related income in the Consolidated Statements of Income. Income earned from such subservicing arrangements for the year ended December 31, 2016 was immaterial and there was no such income earned for the year ended December 31, 2015.
At December 31, 2017 and 2016, the total UPB of commercial mortgage loans serviced for third parties was $30.1 billion and $27.7 billion, respectively. Included in these amounts at December 31, 2017 and 2016 were $5.8 billion and $4.8 billion, respectively, of loans serviced for third parties for which the Company records servicing rights, and $24.3 billion and $22.9 billion, respectively, of loans subserviced for third parties for which the Company does not record servicing rights. No commercial mortgage servicing rights were purchased or sold

Notes to Consolidated Financial Statements, continued

during the years ended December 31, 2017 and 2016 (other than those that were acquired as part of the Pillar acquisition).
Commercial mortgage servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The Company calculates the fair value of commercial servicing rights based on the present value of estimated future net servicing income, considering prepayment projections and other assumptions. Impairment, if any, is recognized when the carrying value of the servicing asset exceeds the fair value at the measurement date. The amortized cost of the Company's commercial mortgage servicing rights were $65 million and $62 million at December 31, 2017 and December 31, 2016, respectively.

A summary of the key inputs used to estimate the fair value of the Company’s commercial mortgage servicing rights are presented in the following table.

(Dollars in millions)	December 31, 2017	December 31, 2016
Fair value of commercial mortgage servicing rights	$75	$62
Discount rate (annual)	12%	12%
Prepayment rate assumption (annual)	7	6
Float earnings rate (annual)	1.1	0.5
Weighted-average life (in years)	7.0	7.0

NOTE 10 - CERTAIN TRANSFERS OF FINANCIAL ASSETS AND VARIABLE INTEREST ENTITIES
The Company has transferred loans and securities in sale or securitization transactions for which the Company retains certain beneficial interests, servicing rights, and/or recourse. These transfers of financial assets include certain residential mortgage loans, guaranteed student loans, and commercial and corporate loans, as discussed in the following section, "Transfers of Financial Assets." Cash receipts on beneficial interests held related to these transfers were $11 million, $12 million and $19 million for the years ended December 31, 2017, 2016, and 2015, respectively. The servicing fees related to these asset transfers (excluding servicing fees for residential and commercial mortgage loan transfers to GSEs, which are discussed in Note 9, “Goodwill and Other Intangible Assets”) were immaterial for each of the years ended December 31, 2017, 2016, and 2015.
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
Except as specifically noted herein, the Company is not required to provide additional financial support to any of the entities to which the Company has transferred financial assets, nor has the Company provided any support it was not otherwise obligated to provide. No events occurred during the year ended December 31, 2017 that changed the Company’s previous conclusions regarding whether it is the primary beneficiary of the VIEs described herein. Furthermore, no events occurred during the year ended December 31, 2017 that changed the Company’s sale conclusion with regards to previously transferred residential mortgage loans, guaranteed student loans, or commercial and corporate loans.
Transfers of Financial Assets
The following discussion summarizes transfers of financial assets to entities for which the Company has retained some level of continuing involvement.
Consumer Loans
Residential Mortgage Loans
The Company typically transfers first lien residential mortgage loans in conjunction with Ginnie Mae, Fannie Mae, and Freddie Mac securitization transactions, whereby the loans are exchanged for cash or securities that are readily redeemable for cash, and servicing rights are retained.
The Company sold residential mortgage loans to Ginnie Mae, Fannie Mae, and Freddie Mac, which resulted in pre-tax net gains of $213 million, $331 million, and $232 million for the years ended December 31, 2017, 2016, and 2015, respectively. Net gains/losses on the sale of residential mortgage LHFS are recorded at inception of the associated IRLCs and reflect the change in value of the loans resulting from changes in interest rates from the time the Company enters into the related IRLCs with borrowers until the loans are sold, but do not include the results of hedging activities initiated by the Company to mitigate this market risk. See Note 17, "Derivative Financial Instruments," for further discussion of the Company's hedging activities. The Company has made certain representations and warranties with respect to the transfer of these loans. See Note 16, “Guarantees,” for additional information regarding representations and warranties.
In a limited number of securitizations, the Company has received securities in addition to cash in exchange for the transferred loans, while also retaining servicing rights. The securities received are measured at fair value and classified as securities AFS. At December 31, 2017 and 2016, the fair value of securities received totaled $22 million and $30 million, respectively.
The Company evaluates securitization entities in which it has a VI for potential consolidation under the VIE consolidation model. Notwithstanding the Company's role as servicer, the

Notes to Consolidated Financial Statements, continued

Company typically does not have power over the securitization entities as a result of rights held by the master servicer. In certain transactions, the Company does have power as the servicer, but does not have an obligation to absorb losses, or the right to receive benefits, that could potentially be significant. In all such cases, the Company does not consolidate the securitization entity. Total assets of the unconsolidated entities in which the Company has a VI were $147 million and $203 million at December 31, 2017 and 2016, respectively.
The Company’s maximum exposure to loss related to these unconsolidated residential mortgage loan securitizations is comprised of the loss of value of any interests it retains, which was $22 million and $30 million at December 31, 2017 and 2016, respectively, and any repurchase obligations or other losses it incurs as a result of any guarantees related to these securitizations, which is discussed further in Note 16, “Guarantees.”

Guaranteed Student Loans
The Company has securitized government-guaranteed student loans through a transfer of loans to a securitization entity and retained the residual interest in the entity. The Company concluded that this entity should be consolidated because the Company has (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses, and the right to receive benefits, that could potentially be significant. At December 31, 2017 and 2016, the Company’s Consolidated Balance Sheets reflected $192 million and $225 million of assets held by the securitization entity and $189 million and $222 million of debt issued by the entity, respectively, inclusive of related accrued interest.
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
Commercial and Corporate Loans
In connection with the Pillar acquisition completed in December 2016, the Company acquired licenses and approvals to originate and sell certain commercial mortgage loans to Fannie Mae and Freddie Mac, to originate FHA insured loans, and to issue and sell Ginnie Mae commercial MBS secured by FHA insured loans. The Company transferred commercial loans to these Agencies and GSEs, which resulted in pre-tax net gains of $37 million for the year ended December 31, 2017. No associated gains or losses were recognized for the year ended December 31, 2016. The loans are exchanged for cash or securities that are readily redeemable for cash, with servicing rights retained. The Company has made certain representations and warranties with respect to the transfer of these loans and has entered into a loss share guarantee related to certain loans transferred to Fannie Mae. See Note 16, “Guarantees,” for additional information regarding the commercial mortgage loan loss share guarantee.

The Company's total managed loans, including the LHFI portfolio and other transferred loans (securitized and unsecuritized), are presented in the following table by portfolio balance and delinquency status (accruing loans 90 days or more past due and all nonaccrual loans) at December 31, 2017 and 2016, as well as the related net charge-offs for the years ended December 31, 2017 and 2016.

	Portfolio Balance		Past Due and Nonaccrual		Net Charge-offs
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	Year Ended December 31
(Dollars in millions)					2017		2016
LHFI portfolio:
Commercial	$75,477	$78,224	$247	$426	$127		$252
Consumer	67,704	65,074	1,832	1,707	240		231
Total LHFI portfolio	143,181	143,298	2,079	2,133	367		483
Managed securitized loans [1]:
Commercial [2]	5,760	4,761	—	—	—		—
Consumer	134,160	127,153	171	115	8	[3]	11	[3]
Total managed securitized loans	139,920	131,914	171	115	8		11
Managed unsecuritized loans [4]	2,200	2,985	340	438	—		—
Total managed loans	$285,301	$278,197	$2,590	$2,686	$375		$494
1 Excludes loans that have completed the foreclosure or short sale process (i.e., involuntary prepayments).
2 Comprised of commercial mortgages sold through Fannie Mae, Freddie Mac, and Ginnie Mae securitizations, whereby servicing has been retained by the Company.
3 Amounts associated with $602 million and $922 million of managed securitized loans at December 31, 2017 and 2016, respectively. Net charge-off data is not reported to the Company for the remaining balance of $133.6 billion and $126.2 billion of managed securitized loans at December 31, 2017 and 2016, respectively.
4 Comprised of unsecuritized loans the Company originated and sold to private investors with servicing rights retained. Net charge-offs on these loans are not presented in the table as the data is not reported to the Company by the private investors that own these related loans.

Notes to Consolidated Financial Statements, continued

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
At December 31, 2017 and 2016, the outstanding notional amounts of the Company's VIE-facing TRS contracts were $1.7 billion and $2.1 billion, and related senior financing outstanding to VIEs were $1.7 billion and $2.1 billion, respectively. These financings were measured at fair value and classified within Trading assets and derivative instruments on the Consolidated Balance Sheets. The Company entered into client-facing TRS contracts of the same outstanding notional amounts. The notional amounts of the TRS contracts with VIEs represent the Company’s maximum exposure to loss, although this exposure has been mitigated via the TRS contracts with third party clients. For additional information on the Company’s TRS contracts and its involvement with these VIEs, see Note 17, “Derivative Financial Instruments.”

Community Development Investments
As part of its community reinvestment initiatives, the Company invests in multi-family affordable housing developments and other community development entities as a limited partner and/

or a debt provider. The Company receives tax credits for its limited partner investments. The Company has determined that the majority of the related partnerships are VIEs.
The Company has concluded that it is not the primary beneficiary of affordable housing partnerships when it invests as a limited partner and there is a third party general partner. The investments are accounted for in accordance with the accounting guidance for investments in affordable housing projects. The general partner, or an affiliate of the general partner, often provides guarantees to the limited partner, which protects the Company from construction and operating losses and tax credit allocation deficits. Assets of $2.3 billion and $1.7 billion in these and other community development partnerships were not included in the Consolidated Balance Sheets at December 31, 2017 and 2016, respectively. The Company's limited partner interests had carrying values of $1.1 billion and $780 million at December 31, 2017 and 2016, respectively, and are recorded in Other assets on the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss for these investments totaled $1.4 billion and $1.1 billion at December 31, 2017 and 2016, respectively. The Company’s maximum exposure to loss would result from the loss of its limited partner investments, net of liabilities, along with $350 million and $306 million of loans, interest-rate swap fair value exposures, or letters of credit issued by the Company to the entities at December 31, 2017 and 2016, respectively. The remaining exposure to loss is primarily attributable to unfunded equity commitments that the Company is required to fund if certain conditions are met.
The Company also owns noncontrolling interests in funds whose purpose is to invest in community developments. At December 31, 2017 and 2016, the Company's investment in these funds totaled $278 million and $200 million, respectively. The Company's maximum exposure to loss on its investment in these funds is comprised of its equity investments in the funds, loans issued, and any additional unfunded equity commitments, which totaled $643 million and $562 million at December 31, 2017 and 2016, respectively.
During the years ended December 31, 2017, 2016, and 2015, the Company recognized $108 million, $92 million, and 68 million of tax credits for qualified affordable housing projects, and $109 million, $87 million, and $66 million of amortization on these qualified affordable housing projects, respectively. These tax credits and amortization, net of the related tax benefits, are recorded in the Provision for income taxes.
Certain of the Company's community development investments do not qualify as affordable housing projects for accounting purposes. The Company recognized tax credits for these investments of $90 million, $64 million, and $53 million during the years ended December 31, 2017, 2016, and 2015, respectively, in the Provision for income taxes. Amortization recognized on these investments totaled $70 million, $46 million, and $35 million during the years ended December 31, 2017, 2016, and 2015, respectively, recorded in Amortization in the Company's Consolidated Statements of Income.

Notes to Consolidated Financial Statements, continued

NOTE 11 - BORROWINGS AND CONTRACTUAL COMMITMENTS
Short-term Borrowings
Short-term borrowings at December 31 consisted of the following:

	2017		2016
(Dollars in millions)	Balance	Interest Rate	Balance	Interest Rate
Funds purchased	$2,561	1.33%	$2,116	0.55%
Securities sold under agreements to repurchase	1,503	1.39	1,633	0.55
Other short-term borrowings	717	1.00	1,015	0.56
Total short-term borrowings	$4,781		$4,764

Long-term Debt
Long-term debt at December 31 consisted of the following:

	2017			2016
(Dollars in millions)	Maturity Date(s)	Interest Rate(s)	Balance	Balance
Parent Company Only:
Senior, fixed rate	2018 - 2028	2.35% - 6.00%	$3,379	$3,818
Senior, variable rate	2018 - 2019	0.25 - 1.53	267	314
Subordinated, fixed rate	2026	6.00	200	200
Junior subordinated, variable rate	2027 - 2028	2.09 - 2.32	628	627
Total			4,474	4,959
Less: Debt issuance costs			8	9
Total Parent Company debt			4,466	4,950
Subsidiaries [1]:
Senior, fixed rate [2]	2018 - 2057	0.80 - 9.10	3,609	2,539
Senior, variable rate	2020 - 2043	1.04 - 1.84	512	2,613
Subordinated, fixed rate	2018 - 2026	3.30 - 7.25	1,206	1,651
Total			5,327	6,803
Less: Debt issuance costs			8	5
Total subsidiaries debt			5,319	6,798

Total long-term debt [3]			$9,785	$11,748
1 77% and 88% of total subsidiary debt was issued by the Bank as of December 31, 2017 and 2016, respectively.
2 Includes leases and other obligations that do not have a stated interest rate.
3 Includes $530 million and $963 million of long-term debt measured at fair value at December 31, 2017 and 2016, respectively.

The Company had no foreign denominated debt outstanding at December 31, 2017 or 2016. Maturities of long-term debt at December 31, 2017 were as follows:

(Dollars in millions)	Parent Company	Subsidiaries
2018	$874	$361
2019	792	27
2020	—	1,508
2021	965	4
2022	990	1,022
Thereafter	853	2,405
Total maturities	4,474	5,327
Less: Debt issuance costs	8	8
Total long-term debt	$4,466	$5,319

During 2017, the Bank (i) issued $1.0 billion of 3-year fixed rate senior notes, (ii) issued $300 million of 3-year floating rate senior notes, and (iii) issued $1.0 billion of 5-year fixed rate senior notes under its Global Bank Note program. Additionally, $2.8 billion of the Company's long-term FHLB advances were terminated or matured during the year. Furthermore, $1.5 billion of senior notes and $188 million of subordinated notes matured during 2017. The Company had no additional material issuances, advances, repurchases, terminations, or extinguishments of long-term debt during the year.
Restrictive provisions of several long-term debt agreements prevent the Company from creating liens on, disposing of, or issuing (except to related parties) voting stock of subsidiaries. Furthermore, there are restrictions on mergers, consolidations, certain leases, sales or transfers of assets, minimum shareholders’ equity, and maximum borrowings by the Company. At

Notes to Consolidated Financial Statements, continued

December 31, 2017, the Company was in compliance with all covenants and provisions of long-term debt agreements.
As currently defined by federal bank regulators, long-term debt of $1.6 billion and $1.7 billion qualified as Tier 2 capital at December 31, 2017 and 2016, respectively. See Note 13, "Capital," for additional information regarding regulatory capital adequacy requirements for the Company and the Bank.
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
The following table presents the Company's significant contractual commitments at December 31, 2017, except for long-term debt and short-term borrowings, operating leases, and pension and other postretirement benefit plans. Information on those obligations is included above, in Note 8, "Premises and Equipment," and in Note 15, "Employee Benefit Plans." Capital lease obligations were immaterial at December 31, 2017 and are not presented in the table.

	Payments Due by Period
(Dollars in millions)	2018	2019	2020	2021	2022	Thereafter	Total
Unfunded lending commitments	$25,265	$9,648	$13,773	$13,380	$15,879	$12,066	$90,011
Purchase obligations [1]	278	260	76	50	48	247	959
Consumer and other time deposits [2,3]	4,720	2,559	1,331	617	834	2,015	12,076
Brokered time deposits [3]	105	181	251	194	178	76	985
Commitments to fund partnership investments [4]	690	—	—	—	—	—	690
1 For legally binding purchase obligations of $5 million or more, amounts include either termination fees under the associated contracts when early termination provisions exist, or the total potential obligation over the full contractual term for noncancelable purchase obligations. Payments made towards the purchase of goods or services under these contracts totaled $395 million, $236 million, and $243 million in 2017, 2016, and 2015, respectively.
2 The aggregate amount of time deposit accounts in denominations of $250,000 or more was $3.2 billion and $1.7 billion at December 31, 2017 and 2016, respectively.
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

Notes to Consolidated Financial Statements, continued

NOTE 12 – NET INCOME PER COMMON SHARE
Equivalent shares of 1 million and 14 million related to common stock options and common stock warrants outstanding at December 31, 2016 and 2015, respectively, were excluded from the computations of diluted net income per average common share because they would have been anti-dilutive.

Reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding are presented in the following table.

	Year Ended December 31
(Dollars and shares in millions, except per share data)	2017	2016	2015
Net income	$2,273	$1,878	$1,933
Less:
Preferred stock dividends	(94)	(66)	(64)
Dividends and undistributed earnings allocated to unvested common share awards	—	(1)	(6)
Net income available to common shareholders	$2,179	$1,811	$1,863

Average common shares outstanding - basic	481.3	498.6	514.8
Add dilutive securities:
RSUs	3.0	2.9	2.6
Common stock warrants and restricted stock	1.8	0.6	1.7
Stock options	0.9	1.4	1.5
Average common shares outstanding - diluted	487.0	503.5	520.6

Net income per average common share - diluted	$4.47	$3.60	$3.58
Net income per average common share - basic	4.53	3.63	3.62

NOTE 13 – CAPITAL
During 2017, pursuant to the Federal Reserve's non-objection to the Company's capital plan in conjunction with the 2017 CCAR, the Company increased its quarterly common stock dividend from $0.26 to $0.40 per share beginning in the third quarter of 2017, maintained dividend payments on its preferred stock, and repurchased $660 million of its outstanding common stock at market value (approximately 11.1 million shares) under the 2017 capital plan. During the first half of 2017, the Company repurchased $480 million of its outstanding common stock, which completed its authorized repurchase of common equity under the 2016 CCAR capital plan, which effectively expired on June 30, 2017. At December 31, 2017, the Company had remaining capacity under its 2017 capital plan to repurchase an additional $660 million of its outstanding common stock through June 30, 2018.
During the years ended December 31, 2017, 2016, and 2015, the Company declared and paid common dividends of $634 million, or $1.32 per common share, $498 million, or $1.00 per common share, and $475 million, or $0.92 per common share, respectively. The Company also recognized dividends on perpetual preferred stock of $94 million, $66 million, and $64 million during the years ended December 31, 2017, 2016, and 2015, respectively. During 2017, both the Series A and Series B Perpetual Preferred Stock dividend was $4,056 per share, the Series E Perpetual Preferred Stock dividend was $5,875 per share, the Series F Perpetual Preferred Stock dividend was $5,625 per share, the Series G Perpetual Preferred Stock dividend was $3,128 per share, and the Series H Perpetual Preferred Stock dividend was $669 per share.
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
Substantially all of the Company’s retained earnings are undistributed earnings of the Bank, which are restricted by various regulations administered by federal and state bank regulatory authorities. At both December 31, 2017 and 2016, retained earnings of the Bank available for payment of cash dividends to the Parent Company under these regulations totaled approximately $2.5 billion. Additionally, the Federal Reserve requires the Company to maintain cash reserves. At December 31, 2017 and 2016, these reserve requirements totaled $1.2 billion and $1.3 billion, respectively, and were fulfilled with a combination of cash on hand and deposits at the Federal Reserve.

Notes to Consolidated Financial Statements, continued

Regulatory Capital
The Company is subject to various regulatory capital requirements that involve quantitative measures of the Company’s assets. The following table presents regulatory capital metrics for SunTrust and the Bank at December 31:

	2017		2016
(Dollars in millions)	Amount	Ratio	Amount	Ratio
SunTrust Banks, Inc.
CET1	$17,141	9.74%	$16,953	9.59%
Tier 1 capital	19,622	11.15	18,186	10.28
Total capital	23,028	13.09	21,685	12.26
Leverage		9.80		9.22
SunTrust Bank
CET1	$19,474	11.29%	$18,535	10.71%
Tier 1 capital	19,496	11.31	18,573	10.73
Total capital	22,132	12.83	21,276	12.29
Leverage		9.97		9.63

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
Preferred Stock
Preferred stock at December 31 consisted of the following:

(Dollars in millions)	2017	2016	2015
Series A (1,725 shares outstanding)	$172	$172	$172
Series B (1,025 shares outstanding)	103	103	103
Series E (4,500 shares outstanding)	450	450	450
Series F (5,000 shares outstanding)	500	500	500
Series G (7,500 shares outstanding)	750	—	—
Series H (5,000 shares outstanding)	500	—	—
Total preferred stock	$2,475	$1,225	$1,225

In September 2006, the Company authorized and issued depositary shares representing ownership interests in 5,000 shares of Perpetual Preferred Stock, Series A, no par value and $100,000 liquidation preference per share (the "Series A Preferred Stock"). The Series A Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company. Dividends on the Series A Preferred Stock, if declared, will accrue and be payable quarterly at a rate per annum equal to the greater of three-month LIBOR plus 0.53%, or 4.00%. Dividends on the shares are noncumulative. Shares of the Series A Preferred Stock have priority over the Company’s common stock with regard to the payment of dividends and, as such, the Company may not pay dividends on or repurchase, redeem, or otherwise acquire for consideration shares of its common stock unless dividends for the Series A Preferred Stock have been declared for that period and sufficient funds have been set aside to make payment. During 2009, the Company repurchased 3,275 shares of the Series A Preferred Stock. In September 2011, the Series A Preferred Stock became redeemable at the Company’s option at a redemption price equal to $100,000 per share, plus any declared and unpaid dividends. Except in certain limited circumstances, the Series A Preferred Stock does not have any voting rights.
In October 2006, the Company authorized 5,010 shares of Perpetual Preferred Stock, Series B, and in December 2011, the Company issued 1,025 shares of Perpetual Preferred Stock, Series B, no par value and $100,000 liquidation preference per share (the "Series B Preferred Stock"). The Series B Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company. Dividends on the shares are noncumulative and, if declared, will accrue and be payable quarterly at a rate per annum equal to the greater of three-month LIBOR plus 0.645%, or 4.00%. Shares of the Series B Preferred Stock have priority over the Company's common stock with regard to the payment of dividends and, as such, the Company may not pay dividends on or repurchase, redeem, or otherwise acquire for consideration shares of its common stock unless dividends for the Series B Preferred Stock have been declared for that period and sufficient funds have been set aside to make payment. The Series B Preferred Stock was immediately redeemable upon issuance at the Company's option at a redemption price equal to $100,000 per share, plus any declared and unpaid dividends. Except in certain limited circumstances, the Series B Preferred Stock does not have any voting rights.
In December 2012, the Company authorized and issued depositary shares representing ownership interests in 5,000 shares and 4,500 shares, respectively, of Perpetual Preferred Stock, Series E, no par value and $100,000 liquidation preference per share (the "Series E Preferred Stock"). The Series E Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company to redeem, repurchase, or retire the shares. Dividends on the shares are noncumulative and, if declared, will accrue and be payable quarterly at a rate per annum of 5.875%. Shares of the Series E Preferred Stock have priority over the Company's common stock with regard to the payment of dividends and rank equally with the Company's outstanding Perpetual Preferred Stock, Series A and Series B and, as such, the Company may not pay dividends on or repurchase, redeem, or otherwise acquire for consideration shares of its common stock unless dividends for the Series E Preferred Stock have been declared for that period and sufficient funds have been set aside to make payment. The Series E Preferred Stock is redeemable, at the option of the Company, on any dividend payment date occurring on or after March 15, 2018 or at any time within 90 days following a regulatory capital event, at a redemption price equal to $100,000 per share, plus any declared and unpaid dividends, without regard to any undeclared dividends. Except in certain limited circumstances, the Series E Preferred Stock does not have any voting rights.
In November 2014, the Company authorized and issued depositary shares representing ownership interest in 5,000 shares of Perpetual Preferred Stock, Series F, with no par value and $100,000 liquidation preference per share (the "Series F Preferred Stock"). The Series F Preferred Stock has no stated maturity and will not be subject to any sinking fund or other

Notes to Consolidated Financial Statements, continued

obligation of the Company to redeem, repurchase, or retire the shares. Dividends for the shares are noncumulative and, if declared, will be payable semi-annually beginning on June 15, 2015 through December 15, 2019 at a rate per annum of 5.625%, and payable quarterly beginning on March 15, 2020 at a rate per annum equal to the three-month LIBOR plus 3.86%. By its terms, the Company may redeem the Series F Preferred Stock on any dividend payment date occurring on or after December 15, 2019 or at any time within 90 days following a regulatory capital event, at a redemption price of $100,000 per share plus any declared and unpaid dividends. Except in certain limited circumstances, the Series F Preferred Stock does not have any voting rights.
In May 2017, the Company authorized and issued depositary shares representing ownership interest in 7,500 shares of Perpetual Preferred Stock, Series G, with no par value and $100,000 liquidation preference per share (the "Series G Preferred Stock"). The Series G Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company to redeem, repurchase, or retire the shares. Dividends for the shares are noncumulative and, if declared, will be payable semi-annually beginning on December 15, 2017 through June 15, 2022 at a rate per annum of 5.05%, and payable quarterly beginning on September 15, 2022 at a rate per annum equal to the three-month LIBOR plus 3.102%. By its terms, the Company may redeem the Series G Preferred Stock on any dividend payment date occurring on or after June 15, 2022 or at any time within 90 days following a regulatory capital event, at a redemption price of $100,000 per share plus any declared and unpaid dividends. Except in certain limited circumstances, the Series G Preferred Stock does not have any voting rights.
In November 2017, the Company authorized and issued depositary shares representing ownership interest in 5,000 shares of Perpetual Preferred Stock, Series H, with no par value and $100,000 liquidation preference per share (the "Series H Preferred Stock"). The Series H Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company to redeem, repurchase, or retire the shares. Dividends for the shares are noncumulative and, if declared, will be payable semi-annually beginning on June 15, 2018 through December 15, 2027 at a rate per annum of 5.125%, and payable quarterly beginning on March 15, 2028 at a rate per annum equal to the three-month LIBOR plus 2.786%. By its terms, the Company may redeem the Series H Preferred Stock on any dividend payment date occurring on or after December 15, 2027 or at any time within 90 days following a regulatory capital event, at a redemption price of $100,000 per share plus any declared and unpaid dividends. Except in certain limited circumstances, the Series H Preferred Stock does not have any voting rights.
In 2008, the Company issued to the U.S. Treasury as part of the CPP, 35,000 and 13,500 shares of Series C and D Fixed Rate Cumulative Perpetual Preferred Stock, respectively, and Series A and B warrants to purchase a total of 17.9 million shares of the Company's common stock. The Series A warrants entitle the holder to purchase 6 million shares of the Company's common stock at an exercise price of $33.70 per share, while the Series B warrants entitle the holder to purchase 11.9 million shares of the Company's common stock at an exercise price of $44.15 per share.
In March 2011, the Company repurchased its Series C and D Preferred Stock from the U.S. Treasury, and in September 2011, the U.S. Treasury held a public auction to sell the Series A and B common stock purchase warrants. In conjunction with the U.S. Treasury's auction, the Company acquired 4 million of the common stock purchase warrants, Series A, for $11 million, which were then retired. In January and February of 2016, the Company acquired an additional 1.1 million of Series A common stock warrants and 5.4 million of Series B common stock warrants as part of its 2015 CCAR capital plan for a total of $24 million.
At December 31, 2017, 7.1 million warrants to purchase the Company's common stock remained outstanding and the Company had authority from its Board to repurchase all of these outstanding stock purchase warrants. The Series A and B warrants have expiration dates of December 2018 and November 2018, respectively.

Notes to Consolidated Financial Statements, continued

NOTE 14 - INCOME TAXES
The components of the Provision for income taxes included in the Consolidated Statements of Income for the years ended December 31 are presented in the following table:

(Dollars in millions)	2017	2016	2015
Current income tax provision:
Federal	$129	$667	$707
State	59	27	36
Total	188	694	743
Deferred income tax provision/(benefit):
Federal	275	59	27
State	69	52	(6)
Total	344	111	21
Total provision for income taxes	$532	$805	$764

The 2017 Tax Act, enacted on December 22, 2017, reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. At December 31, 2017, the Company recorded a net income tax benefit for the estimated effects of the 2017 Tax Act as a component of the provision for income taxes, which was due primarily to a $333 million tax benefit for the remeasurement of the Company's estimated DTAs and DTLs to reflect the new federal income tax rate of 21%. However, as additional information becomes available and additional analysis is completed, the estimate of the DTAs and DTLs may change, which could impact the remeasurement of these deferred tax balances. Any adjustment to the remeasurement amount would be recorded as an adjustment to the provision for income taxes in 2018 in the period the amounts are determined.
The provision for income taxes does not reflect the tax effects of unrealized gains and losses and other income and expenses recorded in AOCI, with the exception of the remeasurement of the related DTAs and DTLs due to the enactment of the 2017 Tax Act. For additional information regarding AOCI, see Note 21, “Accumulated Other Comprehensive Loss.”
A reconciliation of the income tax provision, using the statutory federal income tax rate of 35%, to the Company’s actual provision for income taxes and the effective tax rate during the years ended December 31 are presented in the following table:

	2017		2016		2015
(Dollars in millions)	Amount	% of Pre-Tax Income	Amount	% of Pre-Tax Income	Amount	% of Pre-Tax Income
Income tax provision at federal statutory rate	$982	35.0%	$939	35.0%	$944	35.0%
Increase/(decrease) resulting from:
State income taxes, net	66	2.4	53	2.0	25	0.9
Tax-exempt interest	(90)	(3.2)	(86)	(3.2)	(88)	(3.3)
Changes in UTBs (including interest), net	26	0.9	6	0.2	(31)	(1.1)
Income tax credits, net of amortization [1]	(117)	(4.2)	(86)	(3.2)	(69)	(2.6)
Estimated impact of the remeasurement of DTAs and DTLs and other tax reform-related items [2]	(303)	(10.8)	—	—	—	—
Other [3]	(32)	(1.1)	(21)	(0.8)	(17)	(0.6)
Total provision for income taxes and effective tax rate	$532	19.0%	$805	30.0%	$764	28.3%
1 Excludes income tax benefits of $43 million, $2 million, and $6 million for the years ended December 31, 2017, 2016, and 2015, respectively, related to tax credits, which were recognized as a reduction to the related investment asset.
2 Includes reasonable estimates as of December 31, 2017, which could be adjusted as additional analysis is completed in 2018.
3 Includes excess tax benefits of $25 million and $15 million for the years ended December 31, 2017 and 2016, respectively, related to the Company's adoption of ASU 2016-09.

Deferred income tax assets and liabilities result from differences between the timing of the recognition of assets and liabilities for financial reporting purposes and for income tax purposes. These assets and liabilities are measured using the enacted federal and state tax rates expected to apply in the periods in which the DTAs or DTLs are expected to be realized. The net deferred income tax liability is recorded in Other liabilities in the Consolidated Balance Sheets.

At December 31, 2017, the Company remeasured its DTAs and DTLs using the newly enacted federal income tax rate of 21%, which is the rate that is expected to apply in the periods in which these assets and liabilities are expected to be realized in the future.

Notes to Consolidated Financial Statements, continued

The significant DTAs and DTLs at December 31, net of the federal impact for state taxes, are presented in the following table:

(Dollars in millions)	2017 [1]	2016 [2]
DTAs:
ALLL	$412	$639
Net unrealized losses in AOCI	302	472
State NOLs and other carryforwards	227	170
Accruals and reserves	180	343
Other	17	19
Total gross DTAs	1,138	1,643
Valuation allowance	(143)	(80)
Total DTAs	995	1,563
DTLs:
Leasing	459	659
Servicing rights	290	370
Employee compensation and benefits	210	179
Deferred income	193	22
Goodwill and other intangible assets	155	233
Fixed assets	111	113
Loans	104	176
Other	41	43
Total DTLs	1,563	1,795
Net DTL	($568)	($232)
1 The Company's DTAs and DTLs for December 31, 2017 were calculated using the enacted federal income rate of 21%.
2 The Company's DTAs and DTLs for December 31, 2016 were calculated using the enacted federal income rate of 35%.

The DTAs include state NOLs and other state carryforwards that will expire, if not utilized, in varying amounts from 2018 to 2037. At December 31, 2017 and 2016, the Company had a valuation allowance recorded against its state carryforwards and certain state DTAs of $143 million and $80 million, respectively. The increase in the valuation allowance was due primarily to an increase in the valuation allowance recorded for STM's state NOLs as well as the reduction in the federal benefit of the state valuation allowance due to the reduction in the federal income tax rate. A valuation allowance is not required for the federal and the remaining state DTAs because the Company believes it is more-likely-than-not that these assets will be realized.
The following table provides a rollforward of the Company's gross federal and state UTBs, excluding interest and penalties, during the years ended December 31:

(Dollars in millions)	2017	2016
Balance at January 1	$111	$100
Increases in UTBs related to prior years	22	18
Decreases in UTBs related to prior years	(5)	(4)
Increases in UTBs related to the current year	13	13
Decreases in UTBs related to settlements	—	(16)
Balance at December 31	$141	$111

The amount of UTBs that would favorably affect the Company's effective tax rate, if recognized, was $112 million at December 31, 2017.
Interest and penalties related to UTBs are recorded in the Provision for income taxes in the Consolidated Statements of Income. The Company had a gross liability of $17 million and $8 million for interest and penalties related to its UTBs at December 31, 2017 and 2016, respectively. During the years ended December 31, 2017 and 2016, the Company recognized a gross expense of $10 million and a gross benefit of less than $1 million, respectively, related to interest and penalties on the UTBs.
The Company files U.S. federal, state, and local income tax returns. The Company's federal income tax returns are no longer subject to examination by the IRS for taxable years prior to 2012. With limited exceptions, the Company is no longer subject to examination by state and local taxing authorities for taxable years prior to 2012. It is reasonably possible that the liability for UTBs could decrease by as much as $30 million during the next 12 months due to completion of tax authority examinations and the expiration of statutes of limitations. It is uncertain how much, if any, of this potential decrease will impact the Company’s effective tax rate.

Notes to Consolidated Financial Statements, continued

NOTE 15 - EMPLOYEE BENEFIT PLANS
The Company sponsors various compensation and benefit programs to attract and retain talent. Aligned with a pay for performance culture, the Company's plans and programs include short-term incentives, AIP, and various LTI plans. All incentive awards are subject to clawback provisions. Compensation expense for AIP and LTI plans with cash payouts was $319 million, $291 million, and $245 million for the years ended December 31, 2017, 2016, and 2015, respectively. Compensation expense for short-term incentive plans with cash payouts was $476 million, $469 million, and $448 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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
Effective January 1, 2014, following approval by the Compensation Committee of the Board, shareholders approved an amendment to the 2009 Stock Plan to remove the sub-limit on shares available for grant that may be issued as restricted stock or RSUs. Accordingly, all 17 million remaining authorized shares previously under the Stock Plan became available for grant as stock options, stock appreciation rights, restricted stock, or RSUs. Prior to the amendment, only a portion of such shares were available to be granted as either restricted stock or RSUs. At December 31, 2017, approximately 16 million shares were available for grant. All stock option grants are exercisable for 10 years after the grant date.
Shares or units of restricted stock may be granted to employees and directors. Generally, grants to employees either cliff vest after three years or vest pro-rata annually over three years. Restricted stock and RSU grants may be subject to one or more criteria, including employment, performance, or other conditions as established by the Compensation Committee at the time of grant. Any shares of restricted stock that are forfeited will again become available for issuance under the Stock Plan. An employee or director has the right to vote the shares of restricted stock after grant until they are forfeited. Compensation cost for restricted stock and RSUs is generally equal to the fair market value of the shares on the grant date of the award and is amortized over the vesting period. Dividends are paid on awarded, unvested restricted stock. The Company accrues and reinvests dividends in equivalent shares of SunTrust common stock for unvested RSU awards, which are paid out when the underlying RSU award vests. RSU awards are generally classified as equity.
Consistent with the Company's 2014 decision to discontinue the issuance of stock options, no stock options were granted during the years ended December 31, 2017, 2016, and 2015.

The following table presents a summary of stock options, restricted stock, and RSU activity for the year ended December 31, 2017:

	Stock Options			Restricted Stock			RSUs
(Dollars in millions, except per share data)	Shares	Price Range	Weighted Average Exercise Price	Shares	Deferred Compensation	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Balance, January 1, 2017	3,253,793	$9.06 - 85.34	$42.54	11,312	$—	$42.44	4,175,809	$36.27
Granted	—	—	—	8,744	1	57.19	1,901,144	59.95
Exercised/distributed	(830,383)	9.06 - 64.58	25.38	(11,312)	—	42.44	(1,703,795)	36.62
Cancelled/expired/forfeited	(764,105)	56.34 - 85.34	81.77	—	—	—	(219,439)	44.32
Balance, December 31, 2017	1,659,305	$9.06 - 64.58	$35.33	8,744	$1	$57.19	4,153,719	$44.68
Exercisable, December 31, 2017	1,659,305		$35.33

Notes to Consolidated Financial Statements, continued

The following table presents stock option information at December 31, 2017:

	Options Outstanding				Options Exercisable
(Dollars in millions, except per share data)	Number Outstanding at December 31, 2017	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Aggregate Intrinsic Value	Number Exercisable at December 31, 2017	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Aggregate Intrinsic Value
Range of Exercise Prices:
$9.06 to 49.46	1,170,605	$23.12	3.42	$48,545	1,170,605	$23.12	3.42	$48,545
$64.58	488,700	64.58	0.12	5	488,700	64.58	0.12	5
$9.06 to 64.58	1,659,305	$35.33	2.45	$48,550	1,659,305	$35.33	2.45	$48,550

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2017 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2017. Additional option and stock-based compensation information at December 31 is presented in the following table:

(Dollars in millions)	2017	2016	2015
Intrinsic value of options exercised [1]	$28	$43	$15
Fair value of vested restricted shares [1]	—	41	35
Fair value of vested RSUs [1]	62	74	23
1 Measured as of the grant date.
At December 31, 2017 and 2016, there was $75 million and $65 million, respectively, of unrecognized stock-based compensation expense related to stock options, restricted stock, and RSUs. The unrecognized stock compensation expense for December 31, 2017 is expected to be recognized over a weighted average period of 2.0 years.
Additionally, the Company allows for the granting of phantom stock units, whereby certain employees are granted the contractual right to receive an amount in cash equal to the fair market value of a share of common stock on the vesting date. These shares vest pro-rata annually over three years on the anniversary of the grant date and are subject to variable accounting. The employees are entitled to dividend-equivalent rights on the granted shares. The Company granted less than 1 million, 2 million, and 1 million phantom stock units during the years ended December 31, 2017, 2016, and 2015, respectively. The unrecognized compensation expense related to these phantom stock units as of December 31, 2017 was $56 million based on the Company's stock price as of that date.

Stock-based compensation expense recognized in Employee compensation in the Consolidated Statements of Income consisted of the following:

	Years Ended December 31
(Dollars in millions)	2017	2016	2015
RSUs	$83	$56	$46
Phantom stock units [1]	77	67	32
Restricted stock	—	2	16
Stock options	—	—	1
Total stock-based compensation expense	$160	$125	$95

Stock-based compensation tax benefit [2]	$61	$48	$36
1 Phantom stock units are settled in cash. The Company paid $80 million, $28 million, and $16 million during the years ended December 31, 2017, 2016, and 2015, respectively, related to these share-based liabilities.
2 Does not include excess tax benefits or deficiencies recognized in the Provision for income taxes in the Consolidated Statements of Income.

Retirement Plans
Noncontributory Pension Plans
The Company maintains various frozen, funded, noncontributory qualified retirement plans ("Retirement Plans") covering employees meeting certain service requirements. The Retirement Plans provide benefits based on salary and years of service. The SunTrust Retirement Plan includes a cash balance formula where the PPAs continue to be credited with interest each year. The interest crediting rate applied to each PPA was 3.11% for 2017. The Company monitors the funded status of the Retirement Plans closely and, due to the current funded status, the Company did not make a contribution to them for the 2017 plan year.

Notes to Consolidated Financial Statements, continued

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

	Pension Benefits [1]		Other Postretirement Benefits
(Dollars in millions)	2017	2016	2017	2016
Benefit obligation, beginning of year	$2,747	$2,716	$58	$65
Service cost	5	5	—	—
Interest cost	95	97	1	2
Plan participants’ contributions	—	—	4	4
Actuarial loss/(gain)	225	76	(1)	(4)
Benefits paid	(156)	(142)	(8)	(9)
Administrative expenses paid from pension trust	(6)	(5)	—	—
Plan amendments	—	—	(5)	—
Special termination benefits	—	—	9	—
Benefit obligation, end of year [2]	$2,910	$2,747	$58	$58

Change in plan assets:
Fair value of plan assets, beginning of year	$3,016	$2,879	$157	$156
Actual return on plan assets	425	279	11	5
Employer contributions [3]	9	5	—	—
Plan participants’ contributions	—	—	4	5
Benefits paid	(156)	(142)	(8)	(9)
Administrative expenses paid from pension trust	(6)	(5)	—	—
Fair value of plan assets, end of year [4]	$3,288	$3,016	$164	$157

Funded status at end of year [5,6]	$378	$269	$106	$99
Funded status at end of year (%)	113%	110%

Accumulated benefit obligation	$2,910	$2,747

Discount rate	3.62%	4.18%	3.29%	3.70%
1 Employer contributions represent the benefits that were paid to nonqualified plan participants. Unfunded nonqualified supplemental pension plans are not funded through plan assets.
2 Includes $78 million and $80 million of benefit obligations for the unfunded nonqualified supplemental pension plans at December 31, 2017 and 2016, respectively.
3 The Company contributed less than $1 million to the other postretirement benefits plans during both 2017 and 2016.
4 Includes $1 million and $2 million of the Company's common stock acquired by the asset manager and held as part of the equity portfolio for pension benefits at December 31, 2017 and 2016, respectively. During both 2017 and 2016, there was no SunTrust common stock held in the other postretirement benefit plans.
5 Pension benefits recorded in the Consolidated Balance Sheets included other assets of $456 million and $349 million, and other liabilities of $78 million and $80 million, at December 31, 2017 and 2016, respectively.
6 Other postretirement benefits recorded in the Consolidated Balance Sheets included other assets of $106 million and $99 million at December 31, 2017 and 2016, respectively.

Notes to Consolidated Financial Statements, continued

Net Periodic Benefit
Components of net periodic benefit related to the Company's pension and other postretirement benefits plans for the years ended December 31 are presented in the following table and are recognized in Employee benefits in the Consolidated Statements of Income:

	Pension Benefits [1]			Other Postretirement Benefits
(Dollars in millions)	2017	2016	2015	2017	2016	2015
Service cost	$5	$5	$5	$—	$—	$—
Interest cost	95	97	116	1	2	2
Expected return on plan assets	(195)	(186)	(206)	(5)	(5)	(5)
Amortization of prior service credit	—	—	—	(6)	(6)	(6)
Amortization of actuarial loss	25	25	21	—	—	—
Other	—	—	—	9	—	—
Net periodic benefit	($70)	($59)	($64)	($1)	($9)	($9)

Weighted average assumptions used to determine net periodic benefit:
Discount rate	4.18%	4.44%	4.09%	3.70%	3.95%	3.60%
Expected return on plan assets	6.66	6.68	6.91	3.12	3.13	3.50
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

Amounts Recognized in AOCI
Components of the benefit obligations AOCI balance at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2017	2016	2017	2016
Prior service credit	$—	$—	($58)	($59)
Net actuarial loss/(gain)	1,001	1,031	(22)	(15)
Total AOCI, pre-tax	$1,001	$1,031	($80)	($74)

Other changes in plan assets and benefit obligations recognized in AOCI during 2017 were as follows:

(Dollars in millions)	Pension Benefits	Other Postretirement Benefits
Current year prior service credit	$—	($5)
Current year actuarial gain	(5)	(7)
Amortization of prior service credit	—	6
Amortization of actuarial loss	(25)	—
Total recognized in AOCI, pre-tax	($30)	($6)
Total recognized in net periodic benefit and AOCI, pre-tax	($100)	($7)

For pension plans, the estimated actuarial loss that will be amortized from AOCI into net periodic benefit in 2018 is $23 million. For other postretirement benefit plans, the estimated prior service credit and actuarial gain to be amortized from AOCI into net periodic benefit in 2018 is $7 million. The amortization for net gains and losses reflects a corridor based on 10% of the greater of the projected benefit obligation or the market-related value of assets. The amount of net gains and losses that exceeds the corridor is amortized over a fixed period based on the average remaining lifetime.

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
The Company utilizes a full yield curve approach to estimate the service and interest cost components of net periodic benefit expense for pension and other postretirement benefit plans by applying specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows.
Actuarial gains and losses are created when actual experience deviates from assumptions. The actuarial gains during 2017 and 2016 for the pension plans resulted primarily from asset experience, partially offset by losses due to the decrease in discount rates.
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
The basis for determining the overall expected long-term rate of return on plan assets considers past experience, current market conditions, and expectations on future trends. A building block approach is used that considers long-term inflation, real returns, equity risk premiums, target asset allocations, market corrections, and expenses. Capital market simulations, survey data, economic forecasts, and actuarial judgment are all used in this process. The expected long-term rate of return for pension obligations is 5.90% for 2018.
The investment strategy for the other postretirement benefit plans is maintained separately from the strategy for the pension plans. The Company’s investment strategy is to create a series of investment returns sufficient to provide a commensurate amount of long-term principal and income growth in order to satisfy the other postretirement benefit plan's obligations. Assets are diversified among equity funds and fixed income investments according to the mix approved by the SBFC. Due to other postretirement benefits having a shorter time horizon, a lower equity profile is appropriate. The expected long-term rate of return for other postretirement benefits is 3.10% for 2018.

Plan Assets Measured at Fair Value
The following tables present combined pension and other postretirement benefit plan assets measured at fair value. See Note 18, "Fair Value Election and Measurement" for level definitions within the fair value hierarchy.

		Fair Value Measurements at December 31, 2017 [1]
(Dollars in millions)	Total	Level 1	Level 2	Level 3
Money market funds [2]	$138	$138	$—	$—
Equity securities	936	936	—	—
Mutual funds [3]:
Equity index fund	56	56	—	—
Tax exempt municipal bond funds	85	85	—	—
Taxable fixed income index funds	12	12	—	—
Futures contracts	(5)	(5)	—	—
Fixed income securities	2,201	512	1,689	—
Other assets	9	9	—	—
Total plan assets	$3,432	$1,743	$1,689	$—
1 Fair value measurements do not include pension benefits accrued income amounting to less than 0.7% of total plan assets.
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
3 Relates exclusively to other postretirement benefit plans.

Notes to Consolidated Financial Statements, continued

Target allocations for pension and other postretirement benefits at December 31, by asset category, are presented below:

	Pension Benefits			Other Postretirement Benefits
	2017 Target Allocation	% of plan assets		2017 Target Allocation	% of plan assets
		2017	2016		2017	2016
Cash equivalents	0-10%	4%	3%	5-15%	7%	10%
Equity securities	0-40	29	47	20-40	34	30
Debt securities	40-100	67	50	50-70	59	60
Total		100%	100%		100%	100%

The Company sets pension asset values equal to their market value, reflecting gains and losses immediately rather than deferring over a period of years, which provides a more realistic economic measure of the plan’s funded status and cost. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. At December 31, 2017, the Company assumed that pre-65 retiree healthcare costs will increase at an initial rate of 8.25% per year. The Company expects this annual cost increase to decrease over an 8-year period to 4.50% per year. The effect of a 1% increase/

decrease in the healthcare cost trend rate for other postretirement benefit obligations, service cost, and interest cost are less than $1 million, respectively. Assumed discount rates and expected returns on plan assets affect the amounts of net periodic benefit. A 25 basis point increase/decrease in the expected long-term return on plan assets would increase/decrease the net periodic benefit by $8 million for pension and other postretirement benefits plans. A 25 basis point increase/decrease in the discount rate would change the net periodic benefit by $1 million for pension and other postretirement benefits plans.
Expected Cash Flows
Expected cash flows for the pension and other postretirement benefit plans are presented in the following table:

(Dollars in millions)	Pension Benefits [1]	Other Postretirement Benefits (excluding Medicare Subsidy) [2]
Employer Contributions:
2018 (expected) to plan trusts	$—	$—
2018 (expected) to plan participants [3]	9	—

Expected Benefit Payments:
2018	210	7
2019	172	6
2020	172	6
2021	170	6
2022	167	5
2023 - 2027	824	18
1 Based on the funding status and ERISA limitations, the Company anticipates contributions to the Retirement Plan will not be required during 2018.
2 Expected payments under other postretirement benefit plans are shown net of participant contributions.
3 The expected benefit payments for the SERP will be paid directly from the Company's corporate assets.

Defined Contribution Plans
SunTrust's employee benefit program includes a qualified defined contribution plan. For years ended December 31, 2017, 2016, and 2015, the 401(k) plan provided a dollar-for-dollar match on the first 6% of eligible pay that a participant, including executive participants, elected to defer.
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
The Company's 401(k) expense, including any discretionary contributions, was $130 million, $105 million, and $121 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Notes to Consolidated Financial Statements, continued

NOTE 16 – GUARANTEES
The Company has undertaken certain guarantee obligations in the ordinary course of business. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform and make future payments should certain triggering events occur. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or through provision of the Company’s services. The following is a discussion of the guarantees that the Company has issued at December 31, 2017. The Company has also entered into certain contracts that are similar to guarantees, but that are accounted for as derivative instruments as discussed in Note 17, “Derivative Financial Instruments.”

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
At December 31, 2017 and 2016, the maximum potential exposure to loss related to the Company's issued letters of credit was $2.6 billion and $2.9 billion, respectively. The Company’s outstanding letters of credit generally have a term of more than one year. Some standby letters of credit are designed to be drawn upon in the normal course of business and others are drawn upon only in circumstances of dispute or default in the underlying transaction to which the Company is not a party. In all cases, the Company is entitled to reimbursement from the client. If a letter of credit is drawn upon and reimbursement is not provided by the client, the Company may take possession of the collateral securing the letter of credit, where applicable.
The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with its credit policies. Consistent with the methodologies used for all commercial borrowers, an internal assessment of the PD and loss severity in the event of default is performed. The management of credit risk for letters of credit leverages the risk rating process to focus greater visibility on higher risk and higher dollar letters of credit. The allowance associated with letters of credit is a component of the unfunded commitments reserve recorded in Other liabilities on the Consolidated Balance Sheets and is included in the allowance for credit losses as disclosed in Note 7, “Allowance for Credit Losses.” Additionally, unearned fees relating to letters of credit are recorded in Other liabilities on the Consolidated Balance Sheets. The net carrying amount of unearned fees was immaterial at both December 31, 2017 and 2016.

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
When loans are sold, representations and warranties regarding certain attributes of the loans are made to third party purchasers. Subsequent to the sale, if a material underwriting deficiency or documentation defect is discovered, the Company may be obligated to repurchase the loan or to reimburse an investor for losses incurred (make whole requests), if such deficiency or defect cannot be cured by the Company within the specified period following discovery. These representations and warranties may extend through the life of the loan. In addition to representations and warranties related to loan sales, the Company makes representations and warranties that it will service the loans in accordance with investor servicing guidelines and standards, which may include (i) collection and remittance of principal and interest, (ii) administration of escrow for taxes and insurance, (iii) advancing principal, interest, taxes, insurance, and collection expenses on delinquent accounts, and (iv) loss mitigation strategies, including loan modifications and foreclosures.
The following table summarizes the changes in the Company’s reserve for residential mortgage loan repurchases for the years ended December 31:

(Dollars in millions)	2017	2016	2015
Balance, beginning of period	$40	$57	$85
Repurchase provision/(benefit)	—	(17)	(12)
Charge-offs, net of recoveries	(1)	—	(16)
Balance, end of period	$39	$40	$57

A significant degree of judgment is used to estimate the mortgage repurchase liability as the estimation process is inherently uncertain and subject to imprecision. The Company believes that its reserve appropriately estimates incurred losses based on its current analysis and assumptions. While the mortgage repurchase reserve includes the estimated cost of settling claims related to required repurchases, the Company's estimate of losses depends on its assumptions regarding GSE and other counterparty behavior, loan performance, home prices, and other factors. The liability is recorded in Other liabilities on the Consolidated Balance Sheets, and the related repurchase provision/(benefit) is recognized in Mortgage production related income in the Consolidated Statements of Income. See Note 19, "Contingencies," for additional information on current legal matters related to loan sales.
The following table summarizes the carrying value of the Company's outstanding repurchased residential mortgage loans at December 31:

(Dollars in millions)	2017	2016
Outstanding repurchased residential mortgage loans:
Performing LHFI	$203	$230
Nonperforming LHFI	16	12
Total carrying value of outstanding repurchased residential mortgages	$219	$242

Notes to Consolidated Financial Statements, continued

Residential mortgage loans sold to Ginnie Mae are insured by the FHA or are guaranteed by the VA. As servicer, the Company may elect to repurchase delinquent loans in accordance with Ginnie Mae guidelines; however, the loans continue to be insured. The Company may also indemnify the FHA and VA for losses related to loans not originated in accordance with their guidelines.

Commercial Mortgage Loan Loss Share Guarantee
In connection with the December 2016 acquisition of Pillar, the Company assumed a loss share obligation associated with the terms of a master loss sharing agreement with Fannie Mae for multi-family commercial mortgage loans that were sold by Pillar to Fannie Mae under Fannie Mae’s delegated underwriting and servicing program. Upon the acquisition of Pillar, the Company entered into a lender contract amendment with Fannie Mae for multi-family commercial mortgage loans that Pillar sold to Fannie Mae prior to acquisition and that the Company sold to Fannie Mae subsequent to acquisition, whereby the Company bears a risk of loss of up to one-third of the incurred losses resulting from borrower defaults. The breach of any representation or warranty related to a loan sold to Fannie Mae could increase the Company's level of risk-sharing associated with the loan. The outstanding UPB of loans sold subject to the loss share guarantee was $3.4 billion and $2.9 billion at December 31, 2017 and 2016, respectively. The maximum potential exposure to loss was $962 million and $787 million at December 31, 2017 and 2016, respectively. Using probability of default and severity of loss estimates, the Company's loss share liability was $11 million and $6 million at December 31, 2017 and 2016, respectively, and is recorded in Other liabilities on the Consolidated Balance Sheets.
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
In May 2009, the Company sold its 3.2 million Class B shares to the Visa Counterparty and entered into a derivative with the Visa Counterparty. Under the derivative, the Visa Counterparty is compensated by the Company for any decline in the conversion factor as a result of the outcome of the Litigation. Conversely, the Company is compensated by the Visa Counterparty for any increase in the conversion factor. The amount of payments made or received under the derivative is a function of the 3.2 million shares sold to the Visa Counterparty, the change in conversion rate, and Visa’s share price. The Visa Counterparty, as a result of its ownership of the Class B shares, is impacted by dilutive adjustments to the conversion factor of the Class B shares caused by the Litigation losses. Additionally, the Company will make periodic payments based on the notional of the derivative and a fixed rate until the date on which the Litigation is settled. The fair value of the derivative is estimated based on unobservable inputs consisting of management's estimate of the probability of certain litigation scenarios and the timing of the resolution of the Litigation due in large part to the aforementioned decision by the U.S. Court of Appeals for the Second Circuit. The fair value of the derivative liability was $15 million at both December 31, 2017 and 2016. The fair value of the derivative is estimated based on the Company's expectations regarding the resolution of the Litigation. The ultimate impact to the Company could be significantly different based on the Litigation outcome.

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

Notes to Consolidated Financial Statements, continued

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
Other
In the normal course of business, the Company enters into indemnification agreements and provides standard representations and warranties in connection with numerous transactions. These transactions include those arising from securitization activities, underwriting agreements, merger and acquisition agreements, swap clearing agreements, loan sales, contractual commitments, payment processing, sponsorship agreements, and various other business transactions or arrangements. The extent of the Company's obligations under these indemnification agreements depends upon the occurrence of future events; therefore, the Company's potential future liability under these arrangements is not determinable. STIS and STRH, broker-dealer affiliates of the Company, use a common third party clearing broker to clear and execute their customers' securities transactions and to hold customer accounts. Under their respective agreements, STIS and STRH agree to indemnify the clearing broker for losses that result from a customer's failure to fulfill its contractual obligations. As the clearing broker's rights to charge STIS and STRH have no maximum amount, the Company believes that the maximum potential obligation cannot be estimated. However, to mitigate exposure, the affiliate may seek recourse from the customer through cash or securities held in the defaulting customer's account. For the years ended December 31, 2017, 2016, and 2015, STIS and STRH experienced minimal net losses as a result of the indemnity. The clearing agreements expire in May 2020 for both STIS and STRH.

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

Credit and Market Risk Associated with Derivative Instruments
Derivatives expose the Company to risk that the counterparty to the derivative contract does not perform as expected. The Company manages its exposure to counterparty credit risk associated with derivatives by entering into transactions with counterparties with defined exposure limits based on their credit quality and in accordance with established policies and procedures. All counterparties are reviewed regularly as part of the Company’s credit risk management practices and appropriate action is taken to adjust the exposure limits to certain counterparties as necessary. The Company’s derivative transactions are generally governed by ISDA agreements or other legally enforceable industry standard master netting agreements. In certain cases and depending on the nature of the underlying derivative transactions, bilateral collateral agreements are also utilized. Furthermore, the Company and its subsidiaries are subject to OTC derivative clearing requirements, which require certain derivatives to be cleared through central clearing houses, such as LCH and the CME. These clearing houses require the Company to post initial and variation margin to mitigate the risk of non-payment, the latter of which is received or paid daily based on the net asset or liability position of the contracts. Effective January 3, 2017, the CME amended its rulebook to legally characterize variation margin cash payments for cleared OTC derivatives as settlement rather than as collateral. As a result, in the first quarter of 2017, the Company began reducing the corresponding derivative asset and liability balances for CME-cleared OTC derivatives to reflect the settlement of those positions via the exchange of variation margin. Variation margin cash payments for LCH-cleared OTC derivatives continue to be subject to collateral accounting and characterized by the Company as collateral through December 31, 2017. However, effective January 16, 2018, LCH amended its rulebook to legally characterize variation margin cash payments for cleared OTC derivatives as settlement rather than as collateral, consistent with the CME's amended requirements. Accordingly, beginning in the first quarter of 2018, the Company will begin reducing the corresponding derivative asset and liability balances for LCH-cleared OTC derivatives to reflect the settlement of those positions via the exchange of variation margin.
When the Company has more than one outstanding derivative transaction with a single counterparty, and there exists a legal right of offset with that counterparty, the Company considers its exposure to the counterparty to be the net fair value of its derivative positions with that counterparty. If the net fair value is positive, then the corresponding asset value also reflects cash collateral held. At December 31, 2017, the economic

Notes to Consolidated Financial Statements, continued

exposure of these net derivative asset positions was $541 million, reflecting $940 million of net derivative gains, adjusted for cash and other collateral of $399 million that the Company held in relation to these positions. At December 31, 2016, the economic exposure of net derivative asset positions was $774 million, reflecting $1.1 billion of net derivative gains, adjusted for cash and other collateral held of $339 million.
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
For purposes of estimating the Company’s own credit risk on derivative liability positions, the DVA, the Company uses probabilities of default from observable, sector/rating based CDS data. The Company adjusted the net fair value of its derivative contracts for estimates of both counterparty credit risk and its own credit risk by approximately $5 million and $6 million at December 31, 2017 and 2016, respectively. For additional information on the Company's fair value measurements, see Note 18, "Fair Value Election and Measurement."
Currently, the majority of the Company’s derivatives contain contingencies that relate to the creditworthiness of the Bank. These contingencies, which are contained in industry standard master netting agreements, may be considered events of default. Should the Bank be in default under any of these provisions, the Bank’s counterparties would be permitted to close out transactions with the Bank on a net basis, at amounts that would approximate the fair values of the derivatives, resulting in a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. Additionally, certain of the Company’s derivative liability positions, totaling $1.1 billion in fair value at both December 31, 2017 and 2016, contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an ATE that permits the counterparties to close-out net and apply collateral or, where a CSA is present, require the Bank to post additional collateral.
At December 31, 2017, the Bank held senior long-term debt credit ratings of Baal/A-/A- from Moody’s, S&P, and Fitch, respectively. At December 31, 2017, ATEs have been triggered for less than $1 million in fair value liabilities. The maximum additional liability that could be triggered from ATEs was approximately $17 million at December 31, 2017. At December 31, 2017, $1.1 billion in fair value of derivative liabilities were subject to CSAs, against which the Bank has posted $1.0 billion in collateral, primarily in the form of cash. If requested by the counterparty pursuant to the terms of the CSA, the Bank would be required to post additional collateral of approximately $2 million against these contracts if the Bank were downgraded to Baa3/BBB. Further downgrades to Ba1/BBB- would require the Bank to post an additional $2 million of collateral. Any further downgrades below Ba1/BBB- do not contain predetermined collateral posting levels.
Notional and Fair Value of Derivative Positions
The following tables present the Company’s derivative positions at December 31, 2017 and 2016. The notional amounts in the tables are presented on a gross basis and have been classified within derivative assets or derivative liabilities based on the estimated fair value of the individual contract at December 31, 2017 and 2016. Gross positive and gross negative fair value amounts associated with respective notional amounts are presented without consideration of any netting agreements, including collateral arrangements. Net fair value derivative amounts are adjusted on an aggregate basis, where applicable, to take into consideration the effects of legally enforceable master netting agreements, including any cash collateral received or paid, and are recognized in Trading assets and derivative instruments or Trading liabilities and derivative instruments on the Consolidated Balance Sheets. For contracts constituting a combination of options that contain a written option and a purchased option (such as a collar), the notional amount of each option is presented separately, with the purchased notional amount generally being presented as a derivative asset and the written notional amount being presented as a derivative liability. For other contracts that contain a combination of options, the fair value is generally presented as a single value with the purchased notional amount if the combined fair value is positive, and with the written notional amount if the combined fair value is negative.

Notes to Consolidated Financial Statements, continued

	December 31, 2017
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Derivative instruments designated in cash flow hedging relationships [1]
Interest rate contracts hedging floating rate LHFI	$5,850	$2	$8,350	$252

Derivative instruments designated in fair value hedging relationships [2]
Interest rate contracts hedging fixed rate debt	1,250	1	4,670	58
Interest rate contracts hedging brokered CDs	30	—	30	—
Total	1,280	1	4,700	58

Derivative instruments not designated as hedging instruments [3]
Interest rate contracts hedging:
Residential MSRs [4]	31,895	119	10,126	119
LHFS, IRLCs [5]	4,550	9	3,040	6
LHFI	90	2	85	2
Trading activity [6]	78,223	1,066	48,143	946
Foreign exchange rate contracts hedging loans and trading activity	3,409	110	3,649	102
Credit contracts hedging:
LHFI	—	—	515	11
Trading activity [7]	1,721	15	1,733	12
Equity contracts hedging trading activity [6]	13,837	2,499	25,070	2,857
Other contracts:
IRLCs and other [8]	1,671	18	346	16
Commodity derivatives	712	63	710	61
Total	136,108	3,901	93,417	4,132
Total derivative instruments	$143,238	$3,904	$106,467	$4,442

Total gross derivative instruments, before netting		$3,904		$4,442
Less: Legally enforceable master netting agreements		(2,731)		(2,731)
Less: Cash collateral received/paid		(371)		(1,303)
Total derivative instruments, after netting		$802		$408
1 See “Cash Flow Hedges” in this Note for further discussion.
2 See “Fair Value Hedges” in this Note for further discussion.
3 See “Economic Hedging and Trading Activities” in this Note for further discussion.
4 Amount includes $16.6 billion of notional amounts related to interest rate futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.
5 Amount includes $190 million of notional amounts related to interest rate futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.
6 Amounts include $9.8 billion of notional amounts related to interest rate futures and $1.2 billion of notional amounts related to equity futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table. Amounts also include notional amounts related to interest rate swaps hedging fixed rate debt.
7 Asset and liability amounts include $4 million and $11 million, respectively, of notional amounts from purchased and written credit risk participation agreements, whose notional is calculated as the notional of the derivative participated adjusted by the relevant RWA conversion factor.
8 Includes $49 million notional amount that is based on the 3.2 million of Visa Class B shares, the conversion ratio from Class B shares to Class A shares, and the Class A share price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Class B shares in the second quarter of 2009. See Note 16, “Guarantees” for additional information.

Notes to Consolidated Financial Statements, continued

	December 31, 2016
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Derivative instruments designated in cash flow hedging relationships [1]
Interest rate contracts hedging floating rate LHFI	$6,400	$34	$11,050	$265

Derivative instruments designated in fair value hedging relationships [2]
Interest rate contracts hedging fixed rate debt	600	2	4,510	81
Interest rate contracts hedging brokered CDs	60	—	30	—
Total	660	2	4,540	81

Derivative instruments not designated as hedging instruments [3]
Interest rate contracts hedging:
Residential MSRs [4]	12,165	413	18,774	335
LHFS, IRLCs [5]	11,774	134	8,306	58
LHFI	100	2	36	1
Trading activity [6]	70,599	1,536	67,477	1,401
Foreign exchange rate contracts hedging loans and trading activity	3,231	161	3,360	148
Credit contracts hedging:
LHFI	15	—	620	8
Trading activity [7]	2,128	34	2,271	33
Equity contracts hedging trading activity [6]	17,225	2,095	28,658	2,477
Other contracts:
IRLCs and other [8]	2,412	28	668	22
Commodity derivatives	747	75	746	73
Total	120,396	4,478	130,916	4,556
Total derivative instruments	$127,456	$4,514	$146,506	$4,902

Total gross derivative instruments, before netting		$4,514		$4,902
Less: Legally enforceable master netting agreements		(3,239)		(3,239)
Less: Cash collateral received/paid		(291)		(1,265)
Total derivative instruments, after netting		$984		$398
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

Notes to Consolidated Financial Statements, continued

Impact of Derivative Instruments on the Consolidated Statements of Income and Shareholders’ Equity
The impacts of derivative instruments on the Consolidated Statements of Income and the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017, 2016, and 2015 are presented in the following tables. The impacts are segregated between derivatives that are designated in hedge accounting relationships and those that are used for economic hedging or trading purposes, with further identification of the underlying risks in the derivatives and the hedged items, where appropriate. The tables do not disclose the financial impact of the activities that these derivative instruments are intended to hedge.

	Year Ended December 31, 2017
(Dollars in millions)	Amount of Pre-tax Loss Recognized in OCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)	Classification of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)
Derivative instruments in cash flow hedging relationships:
Interest rate contracts hedging floating rate LHFI [1]	($54)	$38	Interest and fees on loans held for investment
1 During the year ended December 31, 2017, the Company also reclassified $51 million of pre-tax gains from AOCI into Net interest income relating to hedging relationships that have been terminated and are reclassified into earnings consistent with the pattern of net cash flows expected to be recognized.

	Year Ended December 31, 2017
(Dollars in millions)	Amount of Loss on Derivatives Recognized in Income	Amount of Gain on Related Hedged Items Recognized in Income	Amount of Gain Recognized in Income on Hedges (Ineffective Portion)
Derivative instruments in fair value hedging relationships:
Interest rate contracts hedging fixed rate debt [1]	($38)	$40	$2
Interest rate contracts hedging brokered CDs [1]	—	—	—
Total	($38)	$40	$2
1 Amounts are recognized in Trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives During the Year Ended December 31, 2017
Derivative instruments not designated as hedging instruments:
Interest rate contracts hedging:
Residential MSRs	Mortgage servicing related income	$42
LHFS, IRLCs	Mortgage production related income	(54)
Trading activity	Trading income	42
Foreign exchange rate contracts hedging loans and trading activity	Trading income	(37)
Credit contracts hedging:
LHFI	Other noninterest income	(4)
Trading activity	Trading income	26
Other contracts:
IRLCs and other	Mortgage production related income, Commercial real estate related income	185
Commodity derivatives	Trading income	1
Total		$201

Notes to Consolidated Financial Statements, continued

	Year Ended December 31, 2016
(Dollars in millions)	Amount of Pre-tax Loss Recognized in OCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)	Classification of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)
Derivative instruments in cash flow hedging relationships:
Interest rate contracts hedging floating rate LHFI [1]	($145)	$147	Interest and fees on loans held for investment
1 During the year ended December 31, 2016, the Company also reclassified $97 million of pre-tax gains from AOCI into Net interest income relating to hedging relationships that have been terminated and are reclassified into earnings consistent with the pattern of net cash flows expected to be recognized.

	Year Ended December 31, 2016
(Dollars in millions)	Amount of Loss on Derivatives Recognized in Income	Amount of Gain on Related Hedged Items Recognized in Income	Amount of Gain Recognized in Income on Hedges (Ineffective Portion)
Derivative instruments in fair value hedging relationships:
Interest rate contracts hedging fixed rate debt [1]	($87)	$89	$2
Interest rate contracts hedging brokered CDs [1]	—	—	—
Total	($87)	$89	$2
1 Amounts are recognized in Trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives During the Year Ended December 31, 2016
Derivative instruments not designated as hedging instruments:
Interest rate contracts hedging:
Residential MSRs	Mortgage servicing related income	$62
LHFS, IRLCs	Mortgage production related income	(6)
LHFI	Other noninterest income	(1)
Trading activity	Trading income	51
Foreign exchange rate contracts hedging loans and trading activity	Trading income	101
Credit contracts hedging:
LHFI	Other noninterest income	(3)
Trading activity	Trading income	19
Equity contracts hedging trading activity	Trading income	4
Other contracts:
IRLCs	Mortgage production related income	210
Commodity derivatives	Trading income	3
Total		$440

Notes to Consolidated Financial Statements, continued

	Year Ended December 31, 2015
(Dollars in millions)	Amount of Pre-tax Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)	Classification of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)
Derivative instruments in cash flow hedging relationships:
Interest rate contracts hedging floating rate LHFI [1]	$246	$169	Interest and fees on loans held for investment
1 During the year ended December 31, 2015, the Company also reclassified $92 million pre-tax gains from AOCI into Net interest income relating to hedging relationships that have been terminated and are reclassified into earnings consistent with the pattern of net cash flows expected to be recognized.

	Year Ended December 31, 2015
(Dollars in millions)	Amount of Loss on Derivatives Recognized in Income	Amount of Gain on Related Hedged Items Recognized in Income	Amount of Loss Recognized in Income on Hedges (Ineffective Portion)
Derivative instruments in fair value hedging relationships:
Interest rate contracts hedging fixed rate debt [1]	($2)	$1	($1)
Interest rate contracts hedging brokered CDs [1]	—	—	—
Total	($2)	$1	($1)
1 Amounts are recognized in Trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives During the Year Ended December 31, 2015
Derivative instruments not designated as hedging instruments:
Interest rate contracts hedging:
Residential MSRs	Mortgage servicing related income	$19
LHFS, IRLCs	Mortgage production related income	(45)
LHFI	Other noninterest income	(1)
Trading activity	Trading income	61
Foreign exchange rate contracts hedging loans and trading activity	Trading income	93
Credit contracts hedging:
LHFI	Other noninterest income	(1)
Trading activity	Trading income	23
Equity contracts hedging trading activity	Trading income	4
Other contracts:
IRLCs	Mortgage production related income	156
Commodities	Trading income	2
Total		$311

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

The following tables present total gross derivative instrument assets and liabilities at December 31, 2017 and 2016, which are adjusted to reflect the effects of legally enforceable master netting agreements and cash collateral received or paid when calculating the net amount reported in the Consolidated Balance Sheets. Also included in the tables are financial instrument collateral related to legally enforceable master netting agreements that represents securities collateral received or pledged and customer cash collateral held at third party custodians. These amounts are not offset on the Consolidated Balance Sheets but are shown as a reduction to total derivative instrument assets and liabilities to derive net derivative assets and liabilities. These amounts are limited to the derivative asset/liability balance, and accordingly, do not include excess collateral received/pledged.

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
December 31, 2017
Derivative instrument assets:
Derivatives subject to master netting arrangement or similar arrangement	$3,491	$2,923	$568		$28	$540
Derivatives not subject to master netting arrangement or similar arrangement	18	—	18		—	18
Exchange traded derivatives	395	179	216		—	216
Total derivative instrument assets	$3,904	$3,102	$802	[1]	$28	$774

Derivative instrument liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$4,128	$3,855	$273		$27	$246
Derivatives not subject to master netting arrangement or similar arrangement	130	—	130		—	130
Exchange traded derivatives	184	179	5		—	5
Total derivative instrument liabilities	$4,442	$4,034	$408	[2]	$27	$381

December 31, 2016
Derivative instrument assets:
Derivatives subject to master netting arrangement or similar arrangement	$4,193	$3,384	$809		$48	$761
Derivatives not subject to master netting arrangement or similar arrangement	27	—	27		—	27
Exchange traded derivatives	294	146	148		—	148
Total derivative instrument assets	$4,514	$3,530	$984	[1]	$48	$936

Derivative instrument liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$4,649	$4,358	$291		$33	$258
Derivatives not subject to master netting arrangement or similar arrangement	105	—	105		—	105
Exchange traded derivatives	148	146	2		—	2
Total derivative instrument liabilities	$4,902	$4,504	$398	[2]	$33	$365
1 At December 31, 2017, $802 million, net of $371 million offsetting cash collateral, is recognized in Trading assets and derivative instruments within the Company's Consolidated Balance Sheets. At December 31, 2016, $984 million, net of $291 million offsetting cash collateral, is recognized in Trading assets and derivative instruments within the Company's Consolidated Balance Sheets.
2 At December 31, 2017, $408 million, net of $1.3 billion offsetting cash collateral, is recognized in Trading liabilities and derivative instruments within the Company's Consolidated Balance Sheets. At December 31, 2016, $398 million, net of $1.3 billion offsetting cash collateral, is recognized in Trading liabilities and derivative instruments within the Company's Consolidated Balance Sheets.

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
At December 31, 2017 and 2016, the gross notional amount of purchased CDS contracts designated as trading instruments was $5 million and $135 million, respectively. The fair value of purchased CDS was immaterial at December 31, 2017 and $3 million at December 31, 2016.
The Company has also entered into TRS contracts on loans. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same amount on the matched TRS. To mitigate its credit risk, the Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral if the fair value of the underlying reference assets deteriorates. There were $1.7 billion and $2.1 billion of outstanding TRS notional balances at December 31, 2017 and 2016, respectively. The fair values of these TRS assets and liabilities at December 31, 2017 were $15 million and $13 million, respectively, and related cash collateral held at December 31, 2017 was $368 million. The fair values of the TRS assets and liabilities at December 31, 2016 were $34 million and $31 million, respectively, and related cash collateral held at December 31, 2016 was $450 million. For additional information on the Company's TRS contracts, see Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," as well as Note 18, "Fair Value Election and Measurement."
The Company writes risk participations, which are credit derivatives, whereby the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on a derivative, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative. The Company manages its payment risk on its risk participations by monitoring the creditworthiness of the obligors, which are all corporations or partnerships, through the normal credit review process that the Company would have performed had it entered into a derivative directly with the obligors. To date, no material losses have been incurred related to the Company’s written risk participations. At December 31, 2017, the remaining terms on these risk participations generally ranged from less than one year to nine years, with a weighted average term on the maximum estimated exposure of 5.5 years. At December 31, 2016, the remaining terms on these risk participations generally ranged from less than one year to thirty-one years, with a weighted average term on the maximum estimated exposure of 8.5 years. The Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $55 million and $95 million at December 31, 2017 and 2016, respectively. The fair values of the written risk participations were immaterial at both December 31, 2017 and 2016.

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
Interest rate swaps have been designated as hedging the exposure to the benchmark interest rate risk associated with floating rate loans. At December 31, 2017, the maturities for hedges of floating rate loans ranged from less than one year to five years, with the weighted average being 3.6 years. At December 31, 2016, the maturities for hedges of floating rate loans ranged from less than one year to six years, with the weighted average being 4.1 years. These hedges have been highly effective in offsetting the designated risks, yielding an immaterial amount of ineffectiveness for the years ended December 31, 2017 and 2016. At December 31, 2017, $21 million of deferred net pre-tax losses on derivative instruments designated as cash flow hedges on floating rate loans recognized in AOCI are expected to be reclassified into net interest income during the next twelve months. The amount to be reclassified into income incorporates the impact from both active and terminated cash flow hedges, including the net interest income earned on the active hedges, assuming no changes in LIBOR. The Company may choose to terminate or de-designate a hedging relationship due to a change in the risk management objective for that specific hedge item, which may arise in conjunction with an overall balance sheet management strategy.
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

Notes to Consolidated Financial Statements, continued

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

	December 31, 2017
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments [1]	Assets/Liabilities at Fair Value
Assets
Trading assets and derivative instruments:
U.S. Treasury securities	$157	$—	$—	$—	$157
Federal agency securities	—	395	—	—	395
U.S. states and political subdivisions	—	61	—	—	61
MBS - agency	—	700	—	—	700
Corporate and other debt securities	—	655	—	—	655
CP	—	118	—	—	118
Equity securities	56	—	—	—	56
Derivative instruments	395	3,493	16	(3,102)	802
Trading loans	—	2,149	—	—	2,149
Total trading assets and derivative instruments	608	7,571	16	(3,102)	5,093

Securities AFS:
U.S. Treasury securities	4,331	—	—	—	4,331
Federal agency securities	—	259	—	—	259
U.S. states and political subdivisions	—	617	—	—	617
MBS - agency residential	—	22,704	—	—	22,704
MBS - agency commercial	—	2,086	—	—	2,086
MBS - non-agency residential	—	—	59	—	59
MBS - non-agency commercial	—	866	—	—	866
ABS	—	—	8	—	8
Corporate and other debt securities	—	12	5	—	17
Other equity securities [2]	51	—	418	—	469
Total securities AFS	4,382	26,544	490	—	31,416

LHFS	—	1,577	—	—	1,577
LHFI	—	—	196	—	196
Residential MSRs	—	—	1,710	—	1,710

Liabilities
Trading liabilities and derivative instruments:
U.S. Treasury securities	577	—	—	—	577
Corporate and other debt securities	—	289	—	—	289
Equity securities	9	—	—	—	9
Derivative instruments	183	4,243	16	(4,034)	408
Total trading liabilities and derivative instruments	769	4,532	16	(4,034)	1,283

Brokered time deposits	—	236	—	—	236
Long-term debt	—	530	—	—	530
1 Amounts represent offsetting cash collateral received from, and paid to, the same derivative counterparties, and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists. See Note 17, "Derivative Financial Instruments," for additional information.
2 Includes $49 million of mutual fund investments, $15 million of FHLB of Atlanta stock, $403 million of Federal Reserve Bank of Atlanta stock, and $2 million of other.

Notes to Consolidated Financial Statements, continued

	December 31, 2016
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments [1]	Assets/Liabilities at Fair Value
Assets
Trading assets and derivative instruments:
U.S. Treasury securities	$539	$—	$—	$—	$539
Federal agency securities	—	480	—	—	480
U.S. states and political subdivisions	—	134	—	—	134
MBS - agency	—	567	—	—	567
CLO securities	—	1	—	—	1
Corporate and other debt securities	—	656	—	—	656
CP	—	140	—	—	140
Equity securities	49	—	—	—	49
Derivative instruments	293	4,193	28	(3,530)	984
Trading loans	—	2,517	—	—	2,517
Total trading assets and derivative instruments	881	8,688	28	(3,530)	6,067

Securities AFS:
U.S. Treasury securities	5,405	—	—	—	5,405
Federal agency securities	—	313	—	—	313
U.S. states and political subdivisions	—	275	4	—	279
MBS - agency residential	—	22,436	—	—	22,436
MBS - agency commercial	—	1,226	—	—	1,226
MBS - non-agency residential	—	—	74	—	74
MBS - non-agency commercial	—	252	—	—	252
ABS	—	—	10	—	10
Corporate and other debt securities	—	30	5	—	35
Other equity securities [2]	102	—	540	—	642
Total securities AFS	5,507	24,532	633	—	30,672

LHFS	—	3,528	12	—	3,540
LHFI	—	—	222	—	222
Residential MSRs	—	—	1,572	—	1,572

Liabilities
Trading liabilities and derivative instruments:
U.S. Treasury securities	697	—	—	—	697
MBS - agency	—	1	—	—	1
Corporate and other debt securities	—	255	—	—	255
Derivative instruments	149	4,731	22	(4,504)	398
Total trading liabilities and derivative instruments	846	4,987	22	(4,504)	1,351

Brokered time deposits	—	78	—	—	78
Long-term debt	—	963	—	—	963
1 Amounts represent offsetting cash collateral received from, and paid to, the same derivative counterparties, and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists. See Note 17, "Derivative Financial Instruments," for additional information.
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

(Dollars in millions)	Fair Value at December 31, 2017	Aggregate UPB at December 31, 2017	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,149	$2,111	$38
LHFS:
Accruing	1,576	1,533	43
Past due 90 days or more	1	1	—
LHFI:
Accruing	192	198	(6)
Nonaccrual	4	6	(2)
Liabilities:
Brokered time deposits	236	233	3
Long-term debt	530	517	13

(Dollars in millions)	Fair Value at December 31, 2016	Aggregate UPB at December 31, 2016	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,517	$2,488	$29
LHFS:
Accruing	3,540	3,516	24
LHFI:
Accruing	219	225	(6)
Nonaccrual	3	4	(1)
Liabilities:
Brokered time deposits	78	80	(2)
Long-term debt	963	924	39

Notes to Consolidated Financial Statements, continued

The following tables present the change in fair value during the years ended December 31, 2017, 2016, and 2015 of financial instruments for which the FVO has been elected, as well as for residential MSRs. The tables do not reflect the change in fair value attributable to related economic hedges that the Company uses to mitigate market-related risks associated with the financial instruments. Generally, changes in the fair value of economic hedges are recognized in Trading income, Mortgage production related income, Mortgage servicing related income, Commercial real estate related income, or Other noninterest income as appropriate, and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below. The Company’s economic hedging activities are deployed at both the instrument and portfolio level.

	Fair Value Gain/(Loss) for the Year Ended December 31, 2017 for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Other Noninterest Income	Total Changes in Fair Values Included in Earnings [2]
Assets:
Trading loans	$21	$—	$—	$—	$21
LHFS	—	61	—	—	61
Residential MSRs	—	5	(248)	—	(243)
Liabilities:
Long-term debt	21	—	—	—	21
1 Income related to LHFS does not include income from IRLCs. For the year ended December 31, 2017, income related to residential MSRs includes income recognized upon the sale of loans reported at LOCOM.
2 Changes in fair value for the year ended December 31, 2017 exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, and long-term debt that have been elected to be measured at fair value are recognized in Interest income or Interest expense in the Consolidated Statements of Income.

	Fair Value Gain/(Loss) for the Year Ended December 31, 2016 for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Other Noninterest Income	Total Changes in Fair Values Included in Earnings [2]
Assets:
Trading loans	$15	$—	$—	$—	$15
LHFS	—	75	—	—	75
Residential MSRs	—	3	(245)	—	(242)
Liabilities:
Brokered time deposits	4	—	—	—	4
Long-term debt	27	—	—	—	27
1 Income related to LHFS does not include income from IRLCs. For the year ended December 31, 2016, income related to residential MSRs includes income recognized upon the sale of loans reported at LOCOM.
2 Changes in fair value for the year ended December 31, 2016 exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, brokered time deposits, and long-term debt that have been elected to be measured at fair value are recognized in Interest income or Interest expense in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements, continued

	Fair Value (Loss)/Gain for the Year Ended December 31, 2015 for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Other Noninterest Income	Total Changes in Fair Values Included in Earnings [2]
Assets:
Trading loans	($1)	$—	$—	$—	($1)
LHFS	—	44	—	—	44
LHFI	—	—	—	5	5
Residential MSRs	—	2	(242)	—	(240)
Liabilities:
Long-term debt	41	—	—	—	41
1 Income related to LHFS does not include income from IRLCs. For the year ended December 31, 2015, income related to residential MSRs includes income recognized upon the sale of loans reported at LOCOM.
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

Trading Assets and Derivative Instruments and Securities Available for Sale
Unless otherwise indicated, trading assets are priced by the trading desk and securities AFS are valued by an independent third party pricing service. The third party pricing service gathers relevant market data and observable inputs, such as new issue data, benchmark curves, reported trades, credit spreads, and dealer bids and offers, and integrates relevant credit information, perceived market movements, and sector news into its matrix pricing and other market-based modeling techniques.

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
At December 31, 2016, the Company had an immaterial amount of bonds classified as level 3 AFS municipal securities. These level 3 AFS municipal securities were redeemable with the issuer at par and could not be traded in the market. As such, no significant observable market data for these instruments was available; therefore, these securities were priced at par. At December 31, 2017, the Company had no level 3 AFS municipal securities as these instruments matured during the second quarter of 2017.
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
MBS – Non-agency
Non-agency residential MBS includes purchased interests in third party securitizations, as well as retained interests in Company-sponsored securitizations of 2006 and 2007 vintage residential mortgages (including both prime jumbo fixed rate collateral and floating rate collateral). At the time of purchase or origination, these securities had high investment grade ratings; however, through the most recent financial crisis, they experienced deterioration in credit quality leading to downgrades to non-investment grade levels. The Company obtains pricing for these securities from an independent pricing service. The Company evaluates third party pricing to determine the reasonableness of the information relative to changes in market data, such as any recent trades, information received from market participants and analysts, and/or changes in the underlying

Notes to Consolidated Financial Statements, continued

collateral performance. The Company continued to classify non-agency residential MBS as level 3, as the Company believes that available third party pricing relies on significant unobservable assumptions, as evidenced by a persistently wide bid-ask price range and variability in pricing from the pricing services, particularly for the vintage and exposures held by the Company.
Non-agency commercial MBS consists of purchased interests in third party securitizations. These interests have high investment grade ratings, and the Company obtains pricing for these securities from an independent pricing service. The Company has classified these non-agency commercial MBS as level 2, as the third party pricing service relies on observable data for similar securities in active markets.
CLO Securities
CLO preference share exposure was estimated at fair value based on pricing from observable trading activity for similar securities. Accordingly, the Company classified these instruments as level 2 at December 31, 2016.
Asset-Backed Securities
ABS classified as securities AFS includes purchased interests in third party securitizations collateralized by home equity loans and are valued based on third party pricing with significant unobservable assumptions; as such, they are classified as level 3.
Corporate and Other Debt Securities
Corporate debt securities are comprised predominantly of senior and subordinate debt obligations of domestic corporations and are classified as level 2. Other debt securities classified as AFS in level 3 at December 31, 2017 and 2016 include bonds that are redeemable with the issuer at par and cannot be traded in the market. As such, observable market data for these instruments is not available.
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
The Company's derivative instruments classified as level 3 include IRLCs that satisfy the criteria to be treated as derivative financial instruments. The fair value of IRLCs on LHFS, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on the Company’s historical data and reflect the Company’s best estimate of the likelihood that a commitment will result in a closed loan. As pull-through rates increase, the fair value of IRLCs also increases. Servicing value is included in the fair value of IRLCs, and the fair value of servicing is determined by projecting cash flows, which are then discounted to estimate an expected fair value. The fair value of servicing is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. Because these inputs are not transparent in market trades, IRLCs are considered to be level 3 assets. During the years ended December 31, 2017 and 2016, the Company transferred $191 million and $211 million, respectively, of net IRLCs out of level 3 as the associated loans were closed.

Trading Loans
The Company engages in certain businesses whereby electing to measure loans at fair value for financial reporting aligns with the underlying business purpose. Specifically, loans included within this classification include trading loans that are (i) made or acquired in connection with the Company’s TRS business, (ii) part of the loan sales and trading business within the Company’s Wholesale segment, or (iii) backed by the SBA. See Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," and Note 17, “Derivative Financial Instruments,” for further discussion of this business. All of these loans are classified as level 2 due to the nature of market data that the Company uses to estimate fair value.
The loans made in connection with the Company’s TRS business are short-term, senior demand loans supported by a pledge agreement granting first priority security interest to the

Notes to Consolidated Financial Statements, continued

Bank in all the assets held by the borrower, a VIE with assets comprised primarily of corporate loans. While these TRS-related loans do not trade in the market, the Company believes that the par amount of the loans approximates fair value and no unobservable assumptions are used by the Company to value these loans. At December 31, 2017 and 2016, the Company had $1.7 billion and $2.1 billion of these short-term loans outstanding, measured at fair value, respectively.
The loans from the Company’s sales and trading business are commercial and corporate leveraged loans that are either traded in the market or for which similar loans trade. The Company elected to measure these loans at fair value since they are actively traded. For each of the years ended December 31, 2017, 2016, and 2015, the Company recognized an immaterial amount of gains/(losses) in the Consolidated Statements of Income due to changes in fair value attributable to instrument-specific credit risk. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the Company does not believe that trading activity qualifies the loans as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded. At December 31, 2017 and 2016, $48 million and $46 million, respectively, of loans related to the Company’s trading business were held in inventory.
SBA loans are similar to SBA securities discussed herein under “Federal agency securities,” except for their legal form. In both cases, the Company trades instruments that are fully guaranteed by the U.S. government as to contractual principal and interest and there is sufficient observable trading activity upon which to base the estimate of fair value. As these SBA loans are fully guaranteed, the changes in fair value are attributable to factors other than instrument-specific credit risk. At December 31, 2017 and 2016, the Company held $368 million and $310 million of SBA loans in inventory, respectively.
Loans Held for Sale and Loans Held for Investment
Residential Mortgage LHFS
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
LHFS classified as level 2 are primarily agency loans which trade in active secondary markets and are priced using current market pricing for similar securities, adjusted for servicing, interest rate risk, and credit risk. Non-agency residential mortgage LHFS are also included in level 2. The Company transferred certain residential mortgage LHFS into level 3 during the years ended December 31, 2017 and 2016. These transfers were largely due to borrower defaults or the identification of other loan defects impacting the marketability of the loans. At December 31, 2017, the Company had no residential mortgage LHFS classified as level 3 AFS as these loans were sold or transferred out of level 3 during 2017.
For residential mortgages that the Company has elected to measure at fair value, the Company recognized an immaterial amount of gains/(losses) in the Consolidated Statements of Income due to changes in fair value attributable to borrower-specific credit risk for each of the years ended December 31, 2017, 2016, and 2015. In addition to borrower-specific credit risk, there are other more significant variables that drive changes in the fair values of the loans, including interest rates and general market conditions.
Commercial Mortgage LHFS
The Company values certain commercial mortgage LHFS at fair value based upon observable current market prices for similar loans. These loans are generally transferred to agencies within 90 days of origination. The Company had commitments from agencies to purchase these loans at December 31, 2017 and 2016; therefore, they are classified as level 2. Origination fees are recognized within commercial real estate related income in the Consolidated Statements of Income when earned at the time of closing. To mitigate the effect of interest rate risk inherent in entering into IRLCs with borrowers, the Company enters into forward contracts with investors at the same time that it enters into IRLCs with borrowers. The mark-to-market adjustments related to commercial mortgage LHFS, IRLCs, and forward contracts are recognized in Commercial real estate related income. For commercial mortgages that the Company has elected to measure at fair value, the Company recognized no gains/(losses) in the Consolidated Statements of Income due to changes in fair value attributable to borrower-specific credit risk for each the years ended December 31, 2017, 2016, and 2015.
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

Notes to Consolidated Financial Statements, continued

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

Notes to Consolidated Financial Statements, continued

The valuation technique and range, including weighted average, of the unobservable inputs associated with the Company's level 3 assets and liabilities are as follows:

	Level 3 Significant Unobservable Input Assumptions
(Dollars in millions)	Fair value December 31, 2017	Valuation Technique	Unobservable Input [1]	Range (weighted average)
Assets
Trading assets and derivative instruments:
Derivative instruments, net [2]	$—	Internal model	Pull through rate	41-100% (81%)
			MSR value	41-190 bps (113 bps)
Securities AFS:
MBS - non-agency residential	59	Third party pricing	N/A
ABS	8	Third party pricing	N/A
Corporate and other debt securities	5	Cost	N/A
Other equity securities	418	Cost	N/A
LHFI	192	Monte Carlo/Discounted cash flow	Option adjusted spread	62-784 bps (215 bps)
			Conditional prepayment rate	2-34 CPR (11 CPR)
			Conditional default rate	0-5 CDR (0.7 CDR)
	4	Collateral based pricing	Appraised value	NM [3]
Residential MSRs	1,710	Monte Carlo/Discounted cash flow	Conditional prepayment rate	6-30 CPR (13 CPR)
			Option adjusted spread	1-125% (4%)
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
3 Not meaningful.

Notes to Consolidated Financial Statements, continued

The following tables present a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (other than servicing rights which are disclosed in Note 9, “Goodwill and Other Intangible Assets”). Transfers into and out of the fair value hierarchy levels are assumed to occur at the end of the period in which the transfer occurred. None of the transfers into or out of level 3 have been the result of using alternative valuation approaches to estimate fair values. There were no transfers between level 1 and 2 during the years ended December 31, 2017 and 2016.

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning Balance January 1, 2017	Included in Earnings		OCI		Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items	Transfers into Level 3	Transfers out of Level 3	Fair Value December 31, 2017	Included in Earnings (held at December 31, 2017 1)
Assets
Trading assets:
Derivative instruments, net	$6	$185	[2]	$—		$—	$—	$—	($191)	$—	$—	$—	$12	[2]
Securities AFS:
U.S. states and political subdivisions	4	—		—		—	—	(4)	—	—	—	—	—
MBS - non-agency residential	74	(1)		1	[3]	—	—	(15)	—	—	—	59	(1)
ABS	10	—		1	[3]	—	—	(3)	—	—	—	8	—
Corporate and other debt securities	5	—		—		—	—	—	—	—	—	5	—
Other equity securities	540	1		(1)	[3]	75	(1)	(191)	—	—	(5)	418	—
Total securities AFS	633	—		1	[3]	75	(1)	(213)	—	—	(5)	490	(1)

Residential LHFS	12	—		—		—	(25)	(1)	(4)	26	(8)	—	—
LHFI	222	—		—		—	—	(34)	3	5	—	196	(1)	[4]
1 Change in unrealized gains/(losses) included in earnings during the period related to financial assets still held at December 31, 2017.
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
1 Change in unrealized gains/(losses) included in earnings during the period related to financial assets/liabilities still held at December 31, 2016.
2 Amounts included in earnings are recognized in Trading income.
3 Includes issuances, fair value changes, and expirations. Amount related to residential IRLCs is recognized in Mortgage production related income and amount related to Visa derivative liability is recognized in Other noninterest expense.
4 Amounts recognized in OCI are included in change in net unrealized gains/(losses) on securities AFS, net of tax.
5 Amounts are generally included in Mortgage production related income; however, the mark on certain fair value loans is included in Other noninterest income.

Notes to Consolidated Financial Statements, continued

Non-recurring Fair Value Measurements
The following tables present losses recognized on assets still held at period end, and measured at fair value on a non-recurring basis, for the year ended December 31, 2017 and the year ended December 31, 2016. Adjustments to fair value generally result from the application of LOCOM or through write-downs of individual assets. The tables do not reflect changes in fair value attributable to economic hedges the Company may have used to mitigate interest rate risk associated with LHFS.

		Fair Value Measurements			Losses for the Year Ended December 31, 2017
(Dollars in millions)	December 31, 2017	Level 1	Level 2	Level 3
LHFS	$13	$—	$13	$—	$—
LHFI	49	—	—	49	—
OREO	24	—	1	23	(4)
Other assets	53	—	4	49	(43)

		Fair Value Measurements			Losses for the Year Ended December 31, 2016
(Dollars in millions)	December 31, 2016	Level 1	Level 2	Level 3
LHFI	$75	$—	$—	$75	$—
OREO	17	—	—	17	(2)
Other assets	112	—	58	54	(36)
Discussed below are the valuation techniques and inputs used in estimating fair values for assets measured at fair value on a non-recurring basis and classified as level 2 and/or 3.
Loans Held for Sale
At December 31, 2017, LHFS classified as level 2 consisted of commercial loans that were valued using market prices and measured at LOCOM. During the year ended December 31, 2017, the Company transferred $31 million of C&I NPLs to LHFS as the Company elected to actively market these loans for sale. As a result of transferring the C&I NPLs to LHFS, the Company recognized a $5 million charge-off to reflect the loans' estimated market value. These transferred C&I NPLs were sold during the fourth quarter of 2017 at a price approximating their carrying values. There were no gains/(losses) recognized in earnings during the year ended December 31, 2017 as the charge-offs related to these loans are a component of the ALLL.

Loans Held for Investment
At December 31, 2017 and 2016, LHFI consisted primarily of consumer loans discharged in Chapter 7 bankruptcy that had not been reaffirmed by the borrower, as well as nonperforming CRE loans for which specific reserves had been recognized. Cash proceeds from the sale of the underlying collateral is the expected source of repayment for a majority of these loans. Accordingly, the fair value of these loans is derived from the estimated fair value of the underlying collateral, incorporating market data if available. There were no gains/(losses) recognized during the year ended December 31, 2017 or during the year ended December 31, 2016, as the charge-offs related to these loans are a component of the ALLL. Due to the lack of market data for similar assets, all of these loans are classified as level 3.

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
Investments in cost and equity method investments are evaluated for potential impairment based on the expected remaining cash flows to be received from these assets discounted at a market rate that is commensurate with the expected risk, considering relevant Company-specific valuation multiples, where applicable. Based on the valuation methodology and associated unobservable inputs, these investments are classified as level 3. During the year ended December 31, 2017, the Company recognized an immaterial amount of impairment charges on is equity investments. During the year ended December 31, 2016, the Company recognized impairment charges of $8 million on its equity investments.
Other repossessed assets comprises repossessed personal property that is measured at fair value less cost to sell. These assets are classified as level 3 as their fair value is determined based on a variety of subjective, unobservable factors. There were no losses recognized in earnings by the Company on other repossessed assets during the year ended December 31, 2017 or during the year ended December 31, 2016, as the impairment charges on repossessed personal property were a component of the ALLL.
The Company monitors the fair value of assets under operating leases where the Company is the lessor and recognizes impairment on the leased asset to the extent the carrying value is not recoverable and is greater than its fair value. Fair value is determined using collateral specific pricing digests, external appraisals, broker opinions, recent sales data from industry

Notes to Consolidated Financial Statements, continued

equipment dealers, and the discounted cash flows derived from the underlying lease agreement. As market data for similar assets and lease arrangements is available and used in the valuation, these assets are considered level 2. The Company recognized an immaterial amount of impairment charges during the year ended December 31, 2017 attributable to changes in the fair value of various personal property under operating leases. During the year ended December 31, 2016, the Company recognized impairment charges of $12 million attributable to changes in the fair value of various personal property under operating leases.
Branch properties are classified as level 3, as their fair value is based on market comparables and broker opinions. During the year ended December 31, 2017 and 2016, the Company recognized impairment charges of $10 million and $12 million on branch properties, respectively.

Land held for sale is recorded at the lesser of carrying value or fair value less cost to sell, and is considered level 3 as its fair value is determined based on market comparables and broker opinions. The Company recognized an immaterial amount of impairment charges on land held for sale for each of the years ended December 31, 2017 and 2016.
Software consisted primarily of external software licenses and internally developed software classified as level 3, as their fair value is based on unobservable vendor pricing and capitalized software development costs. The Company recognized impairment charges of $28 million during the year ended December 31, 2017. During the year ended December 31, 2016, the Company recognized no impairment charges on software.

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2017		Fair Value Measurements
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$6,912	$6,912	$6,912	$—	$—	(a)
Trading assets and derivative instruments	5,093	5,093	608	4,469	16	(b)
Securities AFS	31,416	31,416	4,382	26,544	490	(b)
LHFS	2,290	2,293	—	2,239	54	(c)
LHFI, net	141,446	141,575	—	—	141,575	(d)
Financial liabilities:
Deposits	160,780	160,586	—	160,586	—	(e)
Short-term borrowings	4,781	4,781	—	4,781	—	(f)
Long-term debt	9,785	9,892	—	8,834	1,058	(f)
Trading liabilities and derivative instruments	1,283	1,283	769	498	16	(b)

	December 31, 2016		Fair Value Measurements
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$6,423	$6,423	$6,423	$—	$—	(a)
Trading assets and derivative instruments	6,067	6,067	881	5,158	28	(b)
Securities AFS	30,672	30,672	5,507	24,532	633	(b)
LHFS	4,169	4,178	—	4,161	17	(c)
LHFI, net	141,589	140,516	—	282	140,234	(d)
Financial liabilities:
Deposits	160,398	160,280	—	160,280	—	(e)
Short-term borrowings	4,764	4,764	—	4,764	—	(f)
Long-term debt	11,748	11,779	—	11,051	728	(f)
Trading liabilities and derivative instruments	1,351	1,351	846	483	22	(b)

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

(a)	Cash and cash equivalents are valued at their carrying amounts, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments.

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

Notes to Consolidated Financial Statements, continued

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

Generally, the Company measures fair value for LHFI based on estimated future discounted cash flows using current origination rates for loans with similar terms and credit quality, which derived an estimated value of 101% on the loan portfolio’s net carrying value at both December 31, 2017 and 2016. The value derived from origination rates likely does not represent an exit price; therefore, an incremental market risk and liquidity discount was applied when estimating the fair value of these loans. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans.

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

Unfunded loan commitments and letters of credit are not included in the table above. At December 31, 2017 and 2016, the Company had $66.4 billion and $67.2 billion, respectively, of unfunded commercial loan commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related unfunded commitments reserve, which was a combined $84 million and $71 million at December 31, 2017 and 2016, respectively. No active trading market exists for these instruments, and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of consumer unfunded lending commitments which can generally be canceled by providing notice to the borrower.

Notes to Consolidated Financial Statements, continued

NOTE 19 – CONTINGENCIES
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries are parties to numerous civil claims and lawsuits and subject to regulatory examinations, investigations, and requests for information. Some of these matters involve claims for substantial amounts. The Company’s experience has shown that the damages alleged by plaintiffs or claimants are often overstated, based on unsubstantiated legal theories, unsupported by facts, and/or bear no relation to the ultimate award that a court might grant. Additionally, the outcome of litigation and regulatory matters and the timing of ultimate resolution are inherently difficult to predict. These factors make it difficult for the Company to provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. However, on a case-by-case basis, reserves are established for those legal claims in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company's financial statements at December 31, 2017 reflect the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved.
For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of related reserves, if any. Management currently estimates these losses to range from $0 to approximately $160 million. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information available at December 31, 2017. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure. Based on current knowledge, it is the opinion of management that liabilities arising from legal claims in excess of the amounts currently reserved, if any, will not have a material impact on the Company’s financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s financial condition, results of operations, or cash flows for any given reporting period.
The following is a description of certain litigation and regulatory matters:
Card Association Antitrust Litigation
The Company is a defendant, along with Visa and MasterCard, as well as several other banks, in several antitrust lawsuits challenging their practices. For a discussion regarding the Company’s involvement in this litigation matter, see Note 16, “Guarantees.”

Bickerstaff v. SunTrust Bank
This case was filed in the Fulton County State Court on July 12, 2010, and an amended complaint was filed on August 9, 2010. Plaintiff asserts that all overdraft fees charged to his account which related to debit card and ATM transactions are actually interest charges and therefore subject to the usury laws of Georgia. Plaintiff has brought claims for violations of civil and criminal usury laws, conversion, and money had and received, and purports to bring the action on behalf of all Georgia citizens who incurred such overdraft fees within the four years before the complaint was filed where the overdraft fee resulted in an interest rate being charged in excess of the usury rate. On April 8, 2013, the plaintiff filed a motion for class certification and that motion was denied but the ruling was later reversed and remanded by the Georgia Supreme Court. On October 6, 2017, the trial court granted plaintiff's motion for class certification and the Bank filed an appeal of the decision on November 3, 2017.
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
This case was originally filed in the U.S. District Court for the Southern District of Florida but was transferred to the U.S. District Court for the Northern District of Georgia, Atlanta Division (the “District Court”), in November 2008. Since the filing of the case, various amended pleadings, motions, and appeals were made by the parties that ultimately resulted in the District Court granting a motion for summary judgment for certain non-fiduciary defendants and granting certain of the plaintiffs' motion for class certification. The class is defined as "All persons, other than Defendants and members of their immediate families, who were participants in or beneficiaries of the SunTrust Banks, Inc. 401(k) Savings Plan (the "Plan") at any time between May 15, 2007 and March 30, 2011, inclusive (the "Class Period") and whose accounts included investments in SunTrust common stock ("SunTrust Stock") during that time period and who sustained a loss to their account as a result of the investment in SunTrust Stock." Discovery has closed in the matter. On February 22, 2018, the Company informed the District Court that it had reached an agreement in principle with class counsel to settle this class action, subject to court approval.
Mutual Funds Class Actions
On March 11, 2011, the Company and certain officers, directors, and employees of the Company were named in a putative class action alleging that they breached their fiduciary duties under ERISA by offering certain STI Classic Mutual Funds as investment options in the Plan. The plaintiffs purport to represent all current and former Plan participants who held the STI Classic Mutual Funds in their Plan accounts from April 2002 through

Notes to Consolidated Financial Statements, continued

December 2010 and seek to recover alleged losses these Plan participants supposedly incurred as a result of their investment in the STI Classic Mutual Funds. This action is pending in the U.S. District Court for the Northern District of Georgia, Atlanta Division (the “District Court”). Subsequently, plaintiffs' counsel initiated a substantially similar lawsuit against the Company naming two new plaintiffs. On June 27, 2014, Brown, et al. v. SunTrust Banks, Inc., et al., another putative class action alleging breach of fiduciary duties associated with the inclusion of STI Classic Mutual Funds as investment options in the Plan, was filed in the U.S. District Court for the District of Columbia but then was transferred to the District Court.
After various appeals, the cases were remanded to the District Court. On March 25, 2016, a consolidated amended complaint was filed, consolidating all of these pending actions into one case. The Company filed an answer to the consolidated amended complaint on June 6, 2016. Subsequent to the closing of fact discovery, plaintiffs filed their second amended consolidated complaint on December 19, 2017 which among other things named five new defendants. On January 2, 2018, defendants filed their answer to the second amended consolidated complaint.
Intellectual Ventures II v. SunTrust Banks, Inc. and SunTrust Bank
This action was filed in the U.S. District Court for the Northern District of Georgia on July 24, 2013. Plaintiff alleged that SunTrust violates five patents held by plaintiff in connection with SunTrust’s provision of online banking services and other systems and services. Plaintiff seeks damages for alleged patent infringement of an unspecified amount, as well as attorney’s fees and expenses. The matter was stayed on October 7, 2014 pending inter partes reviews of a number of the claims asserted against SunTrust. After completion of those reviews, plaintiff dismissed its claims regarding four of the five patents on August 1, 2017.

Consent Order with the Federal Reserve
On April 13, 2011, SunTrust, SunTrust Bank, and STM entered into a Consent Order with the FRB in which SunTrust, SunTrust Bank, and STM agreed to strengthen oversight of, and improve risk management, internal audit, and compliance programs concerning the residential mortgage loan servicing, loss mitigation, and foreclosure activities of STM. On January 12, 2018, the FRB terminated the Consent Order without penalty, finding that the Company has demonstrated sustained improvements in oversight and mortgage loan servicing and foreclosure practice.

United States Mortgage Servicing Settlement
In the second quarter of 2014, STM and the U.S., through the DOJ, HUD, and Attorneys General for several states, reached a final settlement agreement related to the National Mortgage Servicing Settlement. The settlement agreement became effective on September 30, 2014 when the court entered the Consent Judgment. Pursuant to the settlements, STM made $50 million in cash payments, provided $500 million of consumer relief, and implemented certain mortgage servicing standards. In an August 10, 2017 report, the independent Office of Mortgage Settlement Oversight ("OMSO"), appointed to review and certify compliance with the provisions of the settlement, confirmed that the Company fulfilled its consumer relief commitments of the settlement. STM's compliance with certain mortgage servicing standards continues to be monitored, tested, and reported quarterly by an internal review group and semi-annually by the OMSO. The Company does not expect costs associated with remaining servicing standard obligations to have a material impact on the Company's financial results.

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

Millennium Lender Claim Trust v. STRH and SunTrust Bank, et al.
In August 2017, the Trustee of the Millennium Lender Claim Trust filed a suit in the New York State Court against STRH, SunTrust Bank, and other lenders of the $1.775 B Millennium Health LLC f/k/a Millennium Laboratories LLC (“Millennium”) syndicated loan. The Trustee alleges that the loan was actually a security and that defendants misrepresented or omitted to state material facts in the offering materials and communications provided concerning the legality of Millennium's sales, marketing, and billing practices and the known risks posed by a pending government investigation into the illegality of such practices. The Trustee brings claims for violation of the California Corporate Securities Law, the Massachusetts Uniform Securities Act, the Colorado Securities Act, and the Illinois Securities Law, as well as negligent misrepresentation and seeks rescission of sales of securities as well as unspecified rescissory damages, compensatory damages, punitive damages, interest, and attorneys' fees and costs. The defendants have removed the case to the U.S. District Court for the Southern District of New York.

Notes to Consolidated Financial Statements, continued

NOTE 20 - BUSINESS SEGMENT REPORTING
The Company operates and measures business activity across two segments: Consumer and Wholesale, with functional activities included in Corporate Other. In the second quarter of 2017, the Company realigned its business segment structure from three segments to two segments based on, among other things, the manner in which financial information is evaluated by management and in conjunction with Company-wide organizational changes that were announced during the first quarter of 2017. Specifically, the Company retained the previous composition of the Wholesale Banking segment and changed the basis of presentation of the Consumer Banking and Private Wealth Management segment and Mortgage Banking segment such that those segments were combined into a single Consumer segment.
The following is a description of the segments and their primary businesses at December 31, 2017.

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

•
PWM provides a full array of wealth management products and professional services to individual consumers and institutional clients, including loans, deposits, brokerage, professional investment advisory, and trust services to clients seeking active management of their financial resources. Institutional clients are served by the Institutional Investment Solutions business. Discount/online and full-service brokerage products are offered to individual clients through STIS. Investment advisory products and services are offered to clients by STAS, an SEC registered investment advisor. PWM also includes GFO, which provides family office solutions to ultra-high net worth individuals and their families. Utilizing teams of multi-disciplinary specialists with expertise in investments, tax, accounting, estate planning, and other wealth management disciplines, GFO helps clients manage and sustain wealth across multiple generations.

•	Mortgage Banking offers residential mortgage products nationally through its retail and correspondent channels, the internet (www.suntrust.com), and by telephone (1-800-

SUNTRUST). These products are either sold in the secondary market, primarily with servicing rights retained, or held in the Company’s loan portfolio. Mortgage Banking also services loans for other investors, in addition to loans held in the Company’s loan portfolio.

The Wholesale segment is made up of three primary businesses and the Treasury & Payment Solutions product group:

•
CIB delivers comprehensive capital markets solutions, including advisory, capital raising, and financial risk management, with the goal of serving the needs of both public and private companies in the Wholesale segment and PWM business. Investment Banking and Corporate Banking teams within CIB serve clients across the nation, offering a full suite of traditional banking and investment banking products and services to companies with annual revenues typically greater than $150 million. Investment Banking serves select industry segments including consumer and retail, energy, technology, financial services, healthcare, industrials, and media and communications. Corporate Banking serves clients across diversified industry sectors based on size, complexity, and frequency of capital markets issuance. Also managed within CIB is the Equipment Finance Group, which provides lease financing solutions (through SunTrust Equipment Finance & Leasing).

•
Commercial & Business Banking offers an array of traditional banking products, including lending, cash management and investment banking solutions via STRH to commercial clients (generally clients with revenues between $1 million and $250 million), not-for-profit organizations, and governmental entities, as well as auto dealer financing (floor plan inventory financing).

◦
On December 1, 2017, the Company completed the sale of PAC, its commercial lines insurance premium finance subsidiary. For all periods presented, the financial results of PAC, including the gain on the sale, are reflected in the Wholesale segment. See Note 2, "Acquisitions/Dispositions," for additional information related to the sale of PAC.

•
Commercial Real Estate provides a full range of financial solutions for commercial real estate developers, owners, and operators, including construction, mini-perm, and permanent real estate financing, as well as tailored financing and equity investment solutions via STRH. Commercial Real Estate also provides multi-family agency lending and servicing, as well as loan administration, advisory, and commercial mortgage brokerage services via Pillar. The Institutional Property Group business targets relationships with REITs, pension fund advisors, private funds, homebuilders, and insurance companies and the Regional business focuses on private real estate owners and developers through a regional delivery structure. Commercial Real Estate also offers tailored financing and equity investment solutions for community development and affordable housing projects through STCC, with

Notes to Consolidated Financial Statements, continued

particular expertise in Low Income Housing Tax Credits and New Market Tax Credits.

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

•
Provision for credit losses – represents net charge-offs by segment combined with an allocation to the segments for the provision attributable to each segment's quarterly change in the ALLL and Unfunded commitments reserve balances.

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

Notes to Consolidated Financial Statements, continued

	Year Ended December 31, 2017
(Dollars in millions)	Consumer	Wholesale	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average LHFI	$72,622	$71,521	$76	($3)	$144,216
Average consumer and commercial deposits	102,820	56,618	175	(64)	159,549
Average total assets	82,507	85,227	34,567	2,630	204,931
Average total liabilities	103,757	62,291	14,610	(28)	180,630
Average total equity	—	—	—	24,301	24,301
Statements of Income:
Net interest income	$3,698	$2,247	($44)	($268)	$5,633
FTE adjustment	—	142	3	—	145
Net interest income-FTE [1]	3,698	2,389	(41)	(268)	5,778
Provision for credit losses [2]	368	41	—	—	409
Net interest income after provision for credit losses-FTE	3,330	2,348	(41)	(268)	5,369
Total noninterest income	1,874	1,710	(33)	(197)	3,354
Total noninterest expense	3,842	1,869	73	(20)	5,764
Income before provision for income taxes-FTE	1,362	2,189	(147)	(445)	2,959
Provision for income taxes-FTE [3,4]	491	816	(355)	(275)	677
Net income including income attributable to noncontrolling interest	871	1,373	208	(170)	2,282
Less: Net income attributable to noncontrolling interest	—	—	9	—	9
Net income	$871	$1,373	$199	($170)	$2,273
1 Presented on a matched maturity funds transfer price basis for the segments.
2 Provision for credit losses represents net charge-offs by segment combined with an allocation to the segments for the provision attributable to quarterly changes in the ALLL and Unfunded commitment reserve balances.
3 Includes regular Provision for income taxes as well as FTE income and tax credit adjustment reversals.
4 Tax effects resulting from the 2017 Tax Act are included in Corporate Other.

	Year Ended December 31, 2016 [1]
(Dollars in millions)	Consumer	Wholesale	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average LHFI	$69,455	$71,600	$66	($3)	$141,118
Average consumer and commercial deposits	99,424	54,713	124	(72)	154,189
Average total assets	79,118	85,494	31,952	2,440	199,004
Average total liabilities	100,423	60,438	14,148	(73)	174,936
Average total equity	—	—	—	24,068	24,068
Statements of Income:
Net interest income	$3,465	$2,018	$101	($363)	$5,221
FTE adjustment	—	136	2	—	138
Net interest income-FTE [2]	3,465	2,154	103	(363)	5,359
Provision for credit losses [3]	172	272	—	—	444
Net interest income after provision for credit losses-FTE	3,293	1,882	103	(363)	4,915
Total noninterest income	2,036	1,356	138	(147)	3,383
Total noninterest expense	3,796	1,676	13	(17)	5,468
Income before provision for income taxes-FTE	1,533	1,562	228	(493)	2,830
Provision for income taxes-FTE [4]	568	583	59	(267)	943
Net income including income attributable to noncontrolling interest	965	979	169	(226)	1,887
Less: Net income attributable to noncontrolling interest	—	—	9	—	9
Net income	$965	$979	$160	($226)	$1,878
1 Beginning in the second quarter of 2017, the Company realigned its business segment structure from three segments to two segments. Specifically, the Company retained the previous composition of the Wholesale Banking segment and changed the basis of presentation of the Consumer Banking and Private Wealth Management segment and Mortgage Banking segment such that those segments were combined into a single Consumer segment. Accordingly, business segment information presented for the year ended December 31, 2016 has been revised to conform to the new business segment structure and updated internal funds transfer pricing methodology for consistent presentation.
2 Presented on a matched maturity funds transfer price basis for the segments.
3 Provision for credit losses represents net charge-offs by segment combined with an allocation to the segments for the provision attributable to quarterly changes in the ALLL and Unfunded commitment reserve balances.
4 Includes regular Provision for income taxes as well as FTE income and tax credit adjustment reversals.

Notes to Consolidated Financial Statements, continued

	Year Ended December 31, 2015 [1]
(Dollars in millions)	Consumer	Wholesale	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average LHFI	$65,637	$67,872	$60	($11)	$133,558
Average consumer and commercial deposits	93,789	50,373	101	(60)	144,203
Average total assets	75,204	80,903	29,668	3,117	188,892
Average total liabilities	94,801	56,044	14,771	(70)	165,546
Average total equity	—	—	—	23,346	23,346
Statements of Income:
Net interest income	$3,324	$1,918	$152	($630)	$4,764
FTE adjustment	1	138	3	—	142
Net interest income-FTE [2]	3,325	2,056	155	(630)	4,906
Provision for credit losses [3]	27	137	—	1	165
Net interest income after provision for credit losses-FTE	3,298	1,919	155	(631)	4,741
Total noninterest income	1,967	1,285	137	(121)	3,268
Total noninterest expense	3,631	1,523	17	(11)	5,160
Income before provision for income taxes-FTE	1,634	1,681	275	(741)	2,849
Provision for income taxes-FTE [4]	553	628	81	(356)	906
Net income including income attributable to noncontrolling interest	1,081	1,053	194	(385)	1,943
Less: Net income attributable to noncontrolling interest	—	—	10	—	10
Net income	$1,081	$1,053	$184	($385)	$1,933
1 Beginning in the second quarter of 2017, the Company realigned its business segment structure from three segments to two segments. Specifically, the Company retained the previous composition of the Wholesale Banking segment and changed the basis of presentation of the Consumer Banking and Private Wealth Management segment and Mortgage Banking segment such that those segments were combined into a single Consumer segment. Accordingly, business segment information presented for the year ended December 31, 2015 has been revised to conform to the new business segment structure and updated internal funds transfer pricing methodology for consistent presentation.
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

Notes to Consolidated Financial Statements, continued

NOTE 21 - ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in the components of AOCI, net of tax, are presented in the following table:

(Dollars in millions)	Securities AFS	Derivative Instruments	Brokered Time Deposits	Long-Term Debt	Employee Benefit Plans	Total
Year Ended December 31, 2017
Balance, beginning of period	($62)	($157)	($1)	($7)	($594)	($821)
Net unrealized (losses)/gains arising during the period	(7)	(31)	—	3	11	(24)
Amounts reclassified to net income	68	(56)	—	—	13	25
Other comprehensive income/(loss), net of tax	61	(87)	—	3	24	1
Balance, end of period	($1)	($244)	($1)	($4)	($570)	($820)

Year Ended December 31, 2016
Balance, beginning of period	$135	$87	$—	$—	($682)	($460)
Cumulative credit risk adjustment [1]	—	—	—	(5)	—	(5)
Net unrealized (losses)/gains arising during the period	(194)	(91)	(1)	(2)	76	(212)
Amounts reclassified to net income	(3)	(153)	—	—	12	(144)
Other comprehensive (loss)/income, net of tax	(197)	(244)	(1)	(2)	88	(356)
Balance, end of period	($62)	($157)	($1)	($7)	($594)	($821)

Year Ended December 31, 2015
Balance, beginning of period	$298	$97	$—	$—	($517)	($122)
Net unrealized (losses)/gains arising during the period	(150)	154	—	—	(174)	(170)
Amounts reclassified to net income	(13)	(164)	—	—	9	(168)
Other comprehensive loss, net of tax	(163)	(10)	—	—	(165)	(338)
Balance, end of period	$135	$87	$—	$—	($682)	($460)
1 Related to the Company's early adoption of the ASU 2016-01 provision related to changes in instrument-specific credit risk. See Note 1, "Significant Accounting Policies," for additional information.

Reclassifications from AOCI to Net income, and the related tax effects, are presented in the following table:

(Dollars in millions)	Year Ended December 31			Impacted Line Item in the Consolidated Statements of Income
Details About AOCI Components	2017	2016	2015
Securities AFS:
Realized losses/(gains) on securities AFS	$108	($4)	($21)	Net securities (losses)/gains
Tax effect	(40)	1	8	Provision for income taxes
	68	(3)	(13)
Derivative Instruments:
Realized gains on cash flow hedges	(89)	(244)	(261)	Interest and fees on loans held for investment
Tax effect	33	91	97	Provision for income taxes
	(56)	(153)	(164)
Employee Benefit Plans:
Amortization of prior service credit	(6)	(6)	(6)	Employee benefits
Amortization of actuarial loss	25	25	21	Employee benefits
	19	19	15
Tax effect	(6)	(7)	(6)	Provision for income taxes
	13	12	9

Total reclassifications from AOCI to net income	$25	($144)	($168)

Notes to Consolidated Financial Statements, continued

NOTE 22 - PARENT COMPANY FINANCIAL INFORMATION

Statements of Income - Parent Company Only

	Year Ended December 31
(Dollars in millions)	2017	2016	2015
Income
Dividends [1]	$1,414	$1,300	$1,159
Interest from loans to subsidiaries	25	15	8
Interest from deposits at banks	22	12	5
Other income	5	2	9
Total income	1,466	1,329	1,181
Expense
Interest on short-term borrowings	4	2	1
Interest on long-term debt	137	140	128
Employee compensation and benefits [2]	103	57	69
Service fees to subsidiaries	12	12	6
Other expense	33	24	21
Total expense	289	235	225
Income before income tax benefit and equity in undistributed income of subsidiaries	1,177	1,094	956
Income tax benefit	72	59	61
Income before equity in undistributed income of subsidiaries	1,249	1,153	1,017
Equity in undistributed income of subsidiaries	1,024	725	916
Net income	$2,273	$1,878	$1,933
Total other comprehensive income/(loss), net of tax	1	(356)	(338)
Total comprehensive income	$2,274	$1,522	$1,595
1 Substantially all dividend income is from subsidiaries (primarily the Bank).
2 Includes incentive compensation allocations between the Parent Company and subsidiaries.

Notes to Consolidated Financial Statements, continued

Balance Sheets - Parent Company Only

	December 31
(Dollars in millions)	2017	2016
Assets
Cash held at SunTrust Bank	$701	$535
Interest-bearing deposits held at SunTrust Bank	2,144	1,126
Interest-bearing deposits held at other banks	24	23
Cash and cash equivalents	2,869	1,684
Securities available for sale	123	147
Loans to subsidiaries	1,218	2,516
Investment in capital stock of subsidiaries stated on the basis of the Company’s equity in subsidiaries’ capital accounts:
Banking subsidiaries	24,590	23,617
Nonbanking subsidiaries	1,423	1,359
Goodwill	211	211
Other assets	547	528
Total assets	$30,981	$30,062

Liabilities
Short-term borrowings:
Subsidiaries	$205	$283
Non-affiliated companies	350	483
Long-term debt:
Non-affiliated companies	4,466	4,950
Other liabilities	909	831
Total liabilities	5,930	6,547
Shareholders’ Equity
Preferred stock	2,475	1,225
Common stock	550	550
Additional paid-in capital	9,000	9,010
Retained earnings	17,540	16,000
Treasury stock, at cost, and other	(3,694)	(2,449)
Accumulated other comprehensive loss, net of tax	(820)	(821)
Total shareholders’ equity	25,051	23,515
Total liabilities and shareholders’ equity	$30,981	$30,062

Notes to Consolidated Financial Statements, continued

Statements of Cash Flows - Parent Company Only

	Year Ended December 31
(Dollars in millions)	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$2,273	$1,878	$1,933
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(1,024)	(725)	(916)
Depreciation, amortization, and accretion	5	3	6
Deferred income tax expense/(benefit)	5	11	(4)
Stock-based compensation	—	3	11
Net securities (gains)/losses	(1)	—	—
Net increase in other assets	(15)	(129)	(72)
Net increase/(decrease) in other liabilities	122	62	(28)
Net cash provided by operating activities	1,365	1,103	930
Cash Flows from Investing Activities:
Proceeds from maturities, calls, and paydowns of securities available for sale	38	49	66
Proceeds from sales of securities available for sale	1	4	—
Purchases of securities available for sale	(17)	(4)	(15)
Net decrease/(increase) in loans to subsidiaries	1,298	(889)	1,042
Other, net	—	(3)	(2)
Net cash provided by/(used in) investing activities	1,320	(843)	1,091
Cash Flows from Financing Activities:
Net (decrease)/increase in short-term borrowings	(211)	5	(763)
Proceeds from long-term debt	9	2,005	—
Repayment of long-term debt	(482)	(1,784)	(29)
Proceeds from the issuance of preferred stock	1,239	—	—
Repurchase of common stock	(1,314)	(806)	(679)
Repurchase of common stock warrants	—	(24)	—
Common and preferred dividends paid	(723)	(564)	(539)
Taxes paid related to net share settlement of equity awards	(39)	(48)	(36)
Proceeds from the exercise of stock options	21	25	17
Net cash used in financing activities	(1,500)	(1,191)	(2,029)
Net increase/(decrease) in cash and cash equivalents	1,185	(931)	(8)
Cash and cash equivalents at beginning of period	1,684	2,615	2,623
Cash and cash equivalents at end of period	$2,869	$1,684	$2,615

Supplemental Disclosures:
Income taxes paid to subsidiaries	($489)	($886)	($499)
Income taxes received by Parent Company	414	812	481
Net income taxes paid by Parent Company	($75)	($74)	($18)
Interest paid	$140	$135	$130

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management conducted an evaluation, under the supervision and with the participation of its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) at December 31, 2017. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at December 31, 2017.

Changes in Internal Control over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting at December 31, 2017. In making its assessment of internal control over financial reporting, management utilized the framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on that assessment, management concluded that, at December 31, 2017, the Company’s internal control over financial reporting is effective.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements at, and for, the year ended December 31, 2017, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting at December 31, 2017. This audit report issued by Ernst & Young LLP is included in Item 8 of this Annual Report on Form 10-K.

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information at the captions “Nominees for Directorship,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Director Independence,” “Shareholder Recommendations and Nominations for Election to the Board,” and “Board Committees and Attendance” in the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Shareholders to be held on April 24, 2018 and to be filed with the SEC is incorporated by reference into this Item 10.

Item 11.	EXECUTIVE COMPENSATION
The information at the captions “Compensation Policies that Affect Risk Management,” “Executive Compensation” (“Compensation Discussion and Analysis,” “Compensation Committee Report,” “2017 Summary Compensation Table,” “2017 Grants of Plan-Based Awards,” “Outstanding Equity Awards at December 31, 2017,” “2017 Pension Benefits Table,” “2017 Nonqualified Deferred Compensation Table,” “2017 Potential Payments Upon Termination or Change in Control,” and “Option Exercises and Stock Vested in 2017”), “2017 Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” in the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Shareholders to be held on April 24, 2018 and to be filed with the SEC is incorporated by reference into this Item 11.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information at the captions “Equity Compensation Plans,” and “Stock Ownership of Directors, Management, and Principal Shareholders” in the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Shareholders to be held on April 24, 2018 and to be filed with the SEC is incorporated by reference into this Item 12.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information at the captions “Policies and Procedures for Approval of Related Party Transactions,” “Transactions with Related Persons, Promoters, and Certain Control Persons,” and “Corporate Governance and Director Independence” in the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Shareholders to be held on April 24, 2018 and to be filed with the SEC is incorporated by reference into this Item 13.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information at the captions “Audit Fees and Related Matters,” “Audit and Non-Audit Fees,” and “Audit Committee Policy for Pre-Approval of Independent Auditor Services” in the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Shareholders to be held on April 24, 2018 and to be filed with the SEC is incorporated by reference into this Item 14.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements of SunTrust Banks, Inc. included in this report:
Consolidated Statements of Income for the years ended December 31, 2017, 2016, and 2015;
Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015;
Consolidated Balance Sheets at December 31, 2017 and 2016;
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017, 2016, and 2015; and
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015.

(a)(2) Financial Statement Schedules
All financial statement schedules for the Company have been included in the Consolidated Financial Statements or the accompanying Notes, or are either inapplicable or not required.

(a)(3) Exhibits
The following documents are filed as part of this report:

Exhibit Number	Description	Location
3.1
Amended and Restated Articles of Incorporation, restated effective January 20, 2009, incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed January 22, 2009, as further amended by (i) Articles of Amendment dated December 13, 2012, incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed December 20, 2012, (ii) the Articles of Amendment dated November 6, 2014, incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed November 7, 2014, (iii) the Articles of Amendment dated May 1, 2017, incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed May 2, 2017, and (iv) the Articles of Amendment dated November 13, 2017, incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed November 14, 2017.
*

3.2	Bylaws of the Registrant, as amended and restated on August 11, 2015, incorporated by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K filed August 13, 2015.	*

4.1	Indenture between registrant and The First National Bank of Chicago, as Trustee, dated May 1, 1993, incorporated by reference to Exhibit 4(b) to Registration Statement No. 33-62162.	*

4.2	Indenture between registrant and PNC, N.A., as Trustee, dated May 1, 1993, incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-62162.	*

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
*

4.6
Form of Indenture between registrant and The First National Bank of Chicago, as Trustee, to be used in connection with the issuance of Subordinated Debt Securities, incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-46123 filed February 11, 1998.
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
*

Exhibit Number	Description	Location
4.9
Form of Second Supplemental Indenture (to Indenture dated as of October 25, 2006) between SunTrust Banks, Inc. and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.4 to the registrant's Registration Statement on Form 8-A filed on December 5, 2006.
*

4.10
Senior Indenture, dated as of September 10, 2007 by and between SunTrust Banks, Inc. and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on September 10, 2007.
*

4.11
Form of Third Supplemental Indenture to the Junior Subordinated Notes Indenture between SunTrust Banks, Inc. and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.4 to the registrant's Registration Statement on Form 8-A filed on March 3, 2008.
*

4.12
Warrant Agreement for 6,008,902 Warrants, dated September 22, 2011, among SunTrust Banks, Inc., Computershare Inc. and Computershare Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the registrant's Form 8-A for the Series A Warrants filed September 23, 2011.
*

4.13
Warrant Agreement for 11,891,280 Warrants, dated September 22, 2011, among SunTrust Banks, Inc., Computershare Inc. and Computershare Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the registrant's Form 8-A for the Series B Warrants filed September 23, 2011.
*

4.14	Form of Series A Preferred Stock Certificate, incorporated by reference to Exhibit 4.2 to registrant's Current Report on Form 8-K filed September 12, 2006.	*

4.15
Form of Stock Certificate Representing the 5.853% Fixed-to-Floating Rate Normal Preferred Purchase Securities of SunTrust Preferred Capital I, incorporated by reference to Exhibit 4.3.2 to registrant's Post-Effective Amendment No. 1 to Form S-3 filed on October 18, 2006.
*

4.16	Form of Series E Preferred Stock Certificate, incorporated by reference to Exhibit 4.2 to registrant's Current Report on Form 8-K filed December 20, 2012.	*

4.17	Form of Series F Preferred Stock Certificate, incorporated by reference to Exhibit 4.2 to registrant's Current Report on Form 8-K filed November 7, 2014.	*

4.18	Form of Series G Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed May 2, 2017.	*

4.19	Form of Series H Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed November 14, 2017.	*

10.1	SunTrust Banks, Inc. Annual Incentive Plan, amended and restated as of January 1, 2014, incorporated by reference to Appendix B to the registrant’s Proxy Statement filed March 10, 2014.	*

Exhibit Number	Description	Location
10.2
SunTrust Banks, Inc. 2009 Stock Plan, as amended and restated as of August 11, 2015, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 13, 2015, together with (i) Form of Nonqualified Stock Option Agreement; (ii) Form of Performance-Vested Stock Option Agreement; (iii) Form of Pro-Rata Nonqualified Stock Option Award Agreement; (iv) Form of Restricted Stock Agreement (3-year cliff vesting); (v) Form of Restricted Stock Agreement (3-year ratable vesting); (vi) Form of Performance Stock Agreement; (vii) Form of CCP Long Term Restricted Stock Award Agreement; (viii) Form of Performance Stock Unit Agreement; (ix) Form of TSR Performance-Vested Restricted Stock Unit Award Agreement; (x) Form of Tier 1 Capital Performance-Vested Restricted Stock Unit Award Agreement; (xi) Form of (2010) Salary Share Stock Unit Award Agreement; (xii) Form of (2011) SunTrust Banks, Inc. Salary Share Stock Unit Agreement; (xiii) Form of Non-Employee Director Restricted Stock Award Agreement; (xiv) Form of Non-Employee Director Restricted Stock Unit Award Agreement; (xv) Form of Co-investment Restricted Stock Unit Award Agreement with clawback under the SunTrust Banks, Inc. 2009 Stock Plan; (xvi) Form of Performance Vested (ROA) Restricted Stock Unit Award Agreement with clawback under the SunTrust Banks, Inc. 2009 Stock Plan; (xvii) Form of Performance Vested (TSR) Restricted Stock Unit Award Agreement with clawback under the SunTrust Banks, Inc. 2009 Stock Plan; (xviii) Form of Nonqualified Stock Option Award Agreement with clawback under the SunTrust Banks, Inc. 2009 Stock Plan; (xix) Form of Time Vested Restricted Stock Award Agreement with clawback under the SunTrust Banks, Inc. 2009 Stock Plan; (xx) Form of 2012 Non-Qualified Stock Option Award Agreement (2-year cliff vested) under the SunTrust Banks, Inc. 2009 Stock Plan; (xxi) Form of Restricted Stock Unit Award Agreement, 2013 RORWA; (xxii) Form of Restricted Stock Unit Award Agreement, 2013 TSR; (xxiii) Form of Restricted Stock Unit Agreement, 2014 TSR/Return on Tangible Common Equity (corrected); (xxiv) Form of Time-Vested Restricted Stock Unit Agreement, 2014 Type I; (xxv) Form of Time-Vested Restricted Stock Unit Agreement, 2014 Type II; (xxvi) Form of Restricted Stock Unit Agreement, 2014 Return on Tangible Common Equity (corrected); (xxvii) Form of Restricted Stock Unit Agreement, 2015 Return on Tangible Common Equity; (xxviii) Form of Restricted Stock Unit Agreement, 2015 Type I, three-year cliff; (xxix) Form of Restricted Stock Unit Agreement, 2016 Return on Tangible Common Equity; (xxx) Form of Restricted Stock Unit Agreement, 2016 Retention I; (xxxi) Form of Restricted Stock Unit Agreement, 2016 Retention II; (xxxii) Form of Restricted Stock Unit Award Agreement, 2016 ROTCE/TSR; and (xxxiii) Form of Performance Vested Restricted Stock Unit Award Agreement, 2017, (ROTCE/TSR), Form of Time Vested Restricted Stock Unit Award Agreement, 2017, Type I (VIR), and Form of Time Vested Restricted Stock Unit Award Agreement, 2017, Type II, incorporated by reference to:
*

(i) Exhibit 10.1.1 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (ii) Exhibit 10.1.2 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (iii) Exhibit 10.3 of the Company's Current Report on Form 8-K filed April 4, 2011; (iv) Exhibit 10.1.4 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (v) Exhibit 10.1.3 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (vi) Exhibit 10.1.6 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (vii) Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed November 5, 2010; (viii) Exhibit 10.1.7 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (ix) Exhibit 10.1 of the Company's Current Report on Form 8-K/A filed April 27, 2011; (x) Exhibit 10.2 of the Company's Current Report on Form 8-K filed April 4, 2011; (xi) Exhibit 10.2 of the Company's Current Report on Form 8-K/A filed January 13, 2010; (xii) Exhibit 10.5 of the Company's Current Report on Form 8-K filed January 6, 2011; (xiii) Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 27, 2011; (xiv) Exhibit 10.2 of the Company's Current Report on Form 8-K filed April 27, 2011; (xv) to (xix) Exhibits 10.26, Exhibits 10.27, Exhibits 10.28, Exhibits 10.29, and Exhibit 10.30 of the Company's Annual Report on Form 10-K filed February 24, 2012; (xx) Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed August 1, 2012; (xxi) Exhibit 10.23 of the Company's Annual Report on Form 10-K filed February 27, 2013; (xxii) Exhibit 10.24 of the Company's Annual Report on Form 10-K filed February 27, 2013; (xxiii) Exhibit 10.17 of the Company's Annual Report on Form 10-K filed February 24, 2014; (xxiv) Exhibit 10.18 of the Company's Annual Report on Form 10-K filed February 24, 2014; (xxv) Exhibit 10.19 of the Company's Annual Report on Form 10-K filed February 24, 2014; (xxvi) Exhibit 10.17 of the Company's Annual Report on Form 10-K filed February 24, 2015; (xxvii) Exhibit 10.18 of the Company's Annual Report on Form 10-K filed February 24, 2015; (xxviii) Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed August 5, 2015; (xxix) Exhibit 10.7 of the Company's Annual Report on Form 10-K filed February 23, 2016; (xxx) Exhibit 10.1 of the Company's Current Report on Form 8-K filed February 12, 2016; (xxxi) Exhibit 10.2 of the Company's Current Report on Form 8-K filed February 12, 2016; (xxxii) Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed May 4, 2016; and (xxxiii) Exhibit 10.19, Exhibit 10.20, and Exhibit 10.21 of the Company's Annual Report on Form 10-K filed February 24, 2017.

10.3
SunTrust Banks, Inc. 2004 Stock Plan, effective April 20, 2004, as amended and restated February 12, 2008, incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed February 15, 2008, as further amended effective January 1, 2009, incorporated by reference to Exhibit 10.14 to the registrant's Current Report on Form 8-K filed January 7, 2009, together with (i) Form of Non-Qualified Stock Option Agreement, (ii) Form of Restricted Stock Agreement, (iii) Form of Director Restricted Stock Agreement, and (iv) Form of Director Restricted Stock Unit Agreement, incorporated by reference to (i) Exhibit 10.70 of the registrant's Quarterly Report on Form 10-Q filed May 8, 2006, (ii) Exhibit 10.71 of the registrant's Quarterly Report on Form 10-Q filed May 8, 2006, (iii) Exhibit 10.72 of the registrant's Quarterly Report on Form 10-Q filed May 8, 2006, and (iv) Exhibit 10.74 of the registrant's Quarterly Report on Form 10-Q filed May 8, 2006.
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
*

Exhibit Number	Description	Location
10.5	GB&T Bancshares, Inc. Stock Option Plan of 1997, incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K of GB&T Bancshares Inc. filed March 31, 2003 (File No. 005-82430).	*

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

10.12
SunTrust Banks, Inc. Deferred Compensation Plan, amended and restated effective as of January 1, 2015, incorporated by reference to Exhibit 10.10 to the registrant's Annual Report on Form 10-K filed February 24, 2015.
*

10.13
SunTrust Banks, Inc. 401(k) Plan, amended and restated effective as of January 1, 2016, incorporated by reference to Exhibit 10.13 to the registrant's Annual Report on Form 10-K filed February 24, 2017.
*

10.14
SunTrust Banks, Inc. 401(k) Plan Trust Agreement, amended and restated as of July 1, 2011, incorporated by reference to Exhibit 10.23 to the registrant's Annual Report on Form 10-K filed February 24, 2012.
*

10.15
Consent Judgment between SunTrust Mortgage, Inc. (“SunTrust Mortgage”) on the one hand and the United States Department of Justice, the United States Department of Housing and Urban Development, certain other federal agencies, and the Attorneys General for forty-nine states and the District of Columbia dated as of June 17, 2014, incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed August 6, 2014.
*

10.16
Restitution and Remediation Agreement, dated as of July 3, 2014 between SunTrust Mortgage, Inc. and the United States of America, incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed July 3, 2014.
*

10.17
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
*

10.18	Form of Performance Vested Restricted Stock Unit Award Agreement, 2018, Type I.	**

10.19	Form of Performance Vested Restricted Stock Unit Award Agreement, 2018, Type II.	**

10.20	Form of Time Vested Restricted Stock Unit Award Agreement, 2018, Type I.	**

Exhibit Number	Description	Location
10.21	Form of Time Vested Restricted Stock Unit Award Agreement, 2018, Type II.	**

10.22	Form of Time Vested Restricted Stock Unit Award Agreement, 2018, Type III.	**

10.23	Form of Time Vested Restricted Stock Unit Award Agreement, 2018, Type IV.	**

12.1	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.	**

21.1	Registrant's Subsidiaries.	**

23.1	Consent of Independent Registered Public Accounting Firm.	**

31.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

31.2	Certification of Corporate Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Corporate Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

99.1	Recoupment Policy, incorporated by reference to Exhibit 99.1 to the registrant's Annual Report on Form 10-K filed February 23, 2016.	*

101.1	Interactive Data File.	**

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February 2018.

SUNTRUST BANKS, INC.
(Registrant)

By: /s/ William H. Rogers, Jr.
William H. Rogers, Jr.,
Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Ellen M. Fitzsimmons and Aleem Gillani and each of them acting individually, as his or her attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Date	Title

Principal Executive Officer:
/s/ William H. Rogers, Jr.	February 13, 2018	Chairman of the Board and
William H. Rogers, Jr.		Chief Executive Officer

Principal Financial Officer:
/s/ Aleem Gillani	February 14, 2018	Corporate Executive Vice President and
Aleem Gillani		Chief Financial Officer

Principal Accounting Officer:
/s/ R. Ryan Richards	February 14, 2018	Senior Vice President, Controller
R. Ryan Richards

Directors:
/s/ Dallas S. Clement	February 13, 2018	Director
Dallas S. Clement

/s/ Paul R. Garcia	February 13, 2018	Director
Paul R. Garcia

/s/ M. Douglas Ivester	February 13, 2018	Director
M. Douglas Ivester

/s/ Kyle Prechtl Legg	February 13, 2018	Director
Kyle Prechtl Legg

/s/ Donna S. Morea	February 13, 2018	Director
Donna S. Morea

/s/ David M. Ratcliffe	February 13, 2018	Director
David M. Ratcliffe

/s/ Agnes Bundy Scanlan	February 13, 2018	Director
Agnes Bundy Scanlan

/s/ Frank P. Scruggs, Jr.	February 13, 2018	Director
Frank P. Scruggs, Jr.

/s/ Bruce L. Tanner	February 13, 2018	Director
Bruce L. Tanner

/s/ Steven C. Voorhees	February 13, 2018	Director
Steven C. Voorhees

/s/ Thomas R. Watjen	February 13, 2018	Director
Thomas R. Watjen

_________________	_______________	Director
Dr. Phail Wynn, Jr.