Form 10-Q
period 2018-03-31
SUNTRUST BANKS INC
filed 2018-05-04
CIK 750556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

At April 30, 2018, 464,826,552 shares of the registrant’s common stock, $1.00 par value, were outstanding.

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
BRC — Board Risk Committee.
CCAR — Comprehensive Capital Analysis and Review.
CCB — Capital conservation buffer.
CD — Certificate of deposit (time deposit).
CDR — Conditional default rate.
CDS — Credit default swaps.
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
FASB — Financial Accounting Standards Board.
Freddie Mac — Federal Home Loan Mortgage Corporation.
FDIC — Federal Deposit Insurance Corporation.
Federal Reserve — Federal Reserve System.
Fed Funds — Federal funds.
FHA — Federal Housing Administration.
FHLB — Federal Home Loan Bank.

FICO — Fair Isaac Corporation.
Fitch — Fitch Ratings Ltd.
FRB — Board of Governors of the Federal Reserve System.
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

i

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
TRS — Total return swaps.
U.S. — United States.

U.S. GAAP — Generally Accepted Accounting Principles in the U.S.
U.S. Treasury — the U.S. Department of the Treasury.
UPB — Unpaid principal balance.
UTB — Unrecognized tax benefit.
VA — U.S. Department of Veterans Affairs.
VAR — Value at risk.
VI — Variable interest.
VIE — Variable interest entity.
Visa — the Visa, U.S.A. Inc. card association or its affiliates, collectively.
Visa Counterparty — a financial institution that purchased the Company's Visa Class B shares.

ii

PART I - FINANCIAL INFORMATION
The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)
SunTrust Banks, Inc.
Consolidated Statements of Income

	Three Months Ended March 31
(Dollars in millions and shares in thousands, except per share data) (Unaudited)	2018	2017
Interest Income
Interest and fees on loans held for investment	$1,398	$1,289
Interest and fees on loans held for sale	21	24
Interest on securities available for sale [1]	206	182
Trading account interest and other [1]	43	33
Total interest income	1,668	1,528
Interest Expense
Interest on deposits	131	80
Interest on long-term debt	74	70
Interest on other borrowings	22	12
Total interest expense	227	162
Net interest income	1,441	1,366
Provision for credit losses	28	119
Net interest income after provision for credit losses	1,413	1,247
Noninterest Income
Service charges on deposit accounts	146	148
Other charges and fees	87	95
Card fees	81	82
Investment banking income	131	167
Trading income	42	51
Trust and investment management income	75	75
Retail investment services	72	68
Mortgage servicing related income	54	58
Mortgage production related income	36	53
Commercial real estate related income	23	20
Net securities gains	1	—
Other noninterest income	48	30
Total noninterest income	796	847
Noninterest Expense
Employee compensation	707	717
Employee benefits	146	135
Outside processing and software	206	205
Net occupancy expense	94	92
Marketing and customer development	41	42
Regulatory assessments	41	48
Equipment expense	40	39
Amortization	15	13
Operating losses	6	32
Other noninterest expense	121	142
Total noninterest expense	1,417	1,465
Income before provision for income taxes	792	629
Provision for income taxes	147	159
Net income including income attributable to noncontrolling interest	645	470
Less: Net income attributable to noncontrolling interest	2	2
Net income	$643	$468
Net income available to common shareholders	$612	$451

Net income per average common share:
Diluted	$1.29	$0.91
Basic	1.31	0.92
Dividends declared per common share	0.40	0.26
Average common shares outstanding - diluted	473,620	496,002
Average common shares outstanding - basic	468,723	490,091
1 Beginning January 1, 2018, the Company reclassified equity securities previously presented in Securities available for sale to Other assets on the Consolidated Balance Sheets and began presenting income associated with certain of these equity securities in Trading account interest and other. For periods prior to January 1, 2018, income associated with these equity securities was presented in Interest on securities available for sale and has been reclassified to Trading account interest and other for comparability.

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended March 31
(Dollars in millions) (Unaudited)	2018	2017
Net income	$643	$468
Components of other comprehensive loss:
Change in net unrealized (losses)/gains on securities available for sale, net of tax of ($130) and $1, respectively	(425)	2
Change in net unrealized losses on derivative instruments, net of tax of ($38) and ($24), respectively	(124)	(42)
Change in net unrealized gains on brokered time deposits, net of tax of $0 and $0, respectively	1	—
Change in credit risk adjustment on long-term debt, net of tax of $1 and ($1), respectively	2	(1)
Change related to employee benefit plans, net of tax of $1 and ($1), respectively	(2)	(5)
Total other comprehensive loss, net of tax	(548)	(46)
Total comprehensive income	$95	$422

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Balance Sheets

(Dollars in millions and shares in thousands, except per share data)	March 31, 2018	December 31, 2017
Assets	(Unaudited)
Cash and due from banks	$5,851	$5,349
Federal funds sold and securities borrowed or purchased under agreements to resell	1,428	1,538
Interest-bearing deposits in other banks	25	25
Cash and cash equivalents	7,304	6,912
Trading assets and derivative instruments [1]	5,112	5,093
Securities available for sale [2,3]	30,934	30,947
Loans held for sale ($1,428 and $1,577 at fair value at March 31, 2018 and December 31, 2017, respectively)	2,377	2,290
Loans held for investment [4] ($188 and $196 at fair value at March 31, 2018 and December 31, 2017, respectively)	142,618	143,181
Allowance for loan and lease losses	(1,694)	(1,735)
Net loans held for investment	140,924	141,446
Premises and equipment, net	1,628	1,734
Goodwill	6,331	6,331
Other intangible assets (Residential MSRs at fair value: $1,916 and $1,710 at March 31, 2018 and December 31, 2017, respectively)	1,996	1,791
Other assets [3] ($143 and $56 at fair value at March 31, 2018 and December 31, 2017, respectively)	8,279	9,418
Total assets	$204,885	$205,962

Liabilities
Noninterest-bearing deposits	$43,494	$42,784
Interest-bearing deposits ($302 and $236 at fair value at March 31, 2018 and December 31, 2017, respectively)	118,885	117,996
Total deposits	162,379	160,780
Funds purchased	1,189	2,561
Securities sold under agreements to repurchase	1,677	1,503
Other short-term borrowings	706	717
Long-term debt [5] ($209 and $530 at fair value at March 31, 2018 and December 31, 2017, respectively)	10,692	9,785
Trading liabilities and derivative instruments	1,737	1,283
Other liabilities	2,236	4,179
Total liabilities	180,616	180,808
Shareholders’ Equity
Preferred stock, no par value	2,025	2,475
Common stock, $1.00 par value	552	550
Additional paid-in capital	8,960	9,000
Retained earnings	18,107	17,540
Treasury stock, at cost, and other [6]	(3,853)	(3,591)
Accumulated other comprehensive loss, net of tax	(1,522)	(820)
Total shareholders’ equity	24,269	25,154
Total liabilities and shareholders’ equity	$204,885	$205,962

Common shares outstanding [7]	469,708	470,931
Common shares authorized	750,000	750,000
Preferred shares outstanding	20	25
Preferred shares authorized	50,000	50,000
Treasury shares of common stock	82,223	79,133

[1] Includes trading securities pledged as collateral where counterparties have the right to sell or repledge the collateral	$1,248	$1,086
[2] Includes securities AFS pledged as collateral where counterparties have the right to sell or repledge the collateral	214	223
[3] Beginning January 1, 2018, the Company reclassified equity securities previously presented in Securities available for sale to Other assets. Reclassifications have been made to previously reported amounts for comparability.

[4] Includes loans held for investment of consolidated VIEs	171	179
[5] Includes debt of consolidated VIEs	182	189
[6] Includes noncontrolling interest	101	103
[7] Includes restricted shares	9	9

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Shareholders’ Equity

(Dollars and shares in millions, except per share data) (Unaudited)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock and Other [1]	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2017	$1,225	491	$550	$9,010	$16,000	($2,346)	($821)	$23,618
Net income	—	—	—	—	468	—	—	468
Other comprehensive loss	—	—	—	—	—	—	(46)	(46)
Change in noncontrolling interest	—	—	—	—	—	(2)	—	(2)
Common stock dividends, $0.26 per share	—	—	—	—	(128)	—	—	(128)
Preferred stock dividends [2]	—	—	—	—	(17)	—	—	(17)
Repurchase of common stock	—	(7)	—	—	—	(414)	—	(414)
Exercise of stock options and stock compensation expense	—	1	—	(12)	—	21	—	9
Restricted stock activity	—	1	—	(32)	(1)	29	—	(4)
Balance, March 31, 2017	$1,225	486	$550	$8,966	$16,322	($2,712)	($867)	$23,484

Balance, January 1, 2018	$2,475	471	$550	$9,000	$17,540	($3,591)	($820)	$25,154
Cumulative effect adjustment related to ASU adoptions [3]	—	—	—	—	144	—	(154)	(10)
Net income	—	—	—	—	643	—	—	643
Other comprehensive loss	—	—	—	—	—	—	(548)	(548)
Change in noncontrolling interest	—	—	—	—	—	(2)	—	(2)
Common stock dividends, $0.40 per share	—	—	—	—	(187)	—	—	(187)
Preferred stock dividends [2]	—	—	—	—	(31)	—	—	(31)
Redemption of preferred stock, Series E	(450)	—	—	—	—	—	—	(450)
Repurchase of common stock	—	(5)	—	—	—	(330)	—	(330)
Exercise of stock options and stock compensation expense	—	1	—	—	—	32	—	32
Exercise of stock warrant	—	2	2	—	—	—	—	2
Restricted stock activity	—	1	—	(40)	(2)	38	—	(4)
Balance, March 31, 2018	$2,025	470	$552	$8,960	$18,107	($3,853)	($1,522)	$24,269
1 At March 31, 2018, includes ($3,953) million for treasury stock, less than ($1) million for the compensation element of restricted stock, and $101 million for noncontrolling interest.
At March 31, 2017, includes ($2,812) million for treasury stock, less than ($1) million for the compensation element of restricted stock, and $101 million for noncontrolling interest.
2 For the three months ended March 31, 2018, dividends were $1,000 per share for both Series A and B Preferred Stock, $1,469 per share for Series E Preferred Stock, $1,406 per share for Series F Preferred Stock, $1,038 per share for Series G Preferred Stock, and $1,281 per share for Series H Preferred Stock.
For the three months ended March 31, 2017, dividends were $1,000 per share for both Series A and B Preferred Stock, $1,469 per share for Series E Preferred Stock, and $1,406 per share for Series F Preferred Stock.
3 Related to the Company's adoption of ASU 2014-09, ASU 2016-01, ASU 2017-12, and ASU 2018-02 on January 1, 2018. See Note 1, "Significant Accounting Policies," for additional information.

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc. Consolidated Statements of Cash Flows

	Three Months Ended March 31
(Dollars in millions) (Unaudited)	2018	2017
Cash Flows from Operating Activities:
Net income including income attributable to noncontrolling interest	$645	$470
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation, amortization, and accretion	175	179
Origination of servicing rights	(80)	(101)
Provisions for credit losses and foreclosed property	30	121
Stock-based compensation	56	58
Net securities gains	(1)	—
Net losses/(gains) on sale of loans held for sale, loans, and other assets	11	(6)
Net (increase)/decrease in loans held for sale	(100)	2,056
Net increase in trading assets and derivative instruments	(182)	(8)
Net increase in other assets [1]	(644)	(389)
Net decrease in other liabilities [1]	(110)	(284)
Net cash (used in)/provided by operating activities	(200)	2,096
Cash Flows from Investing Activities:
Proceeds from maturities, calls, and paydowns of securities available for sale	858	993
Proceeds from sales of securities available for sale	1,663	—
Purchases of securities available for sale	(2,689)	(1,450)
Net decrease/(increase) in loans, including purchases of loans	413	(492)
Proceeds from sales of loans	36	118
Net cash paid for servicing rights	(60)	—
Capital expenditures	(67)	(43)
Proceeds from the sale of other real estate owned and other assets	52	55
Other investing activities [1]	3	2
Net cash provided by/(used in) investing activities	209	(817)
Cash Flows from Financing Activities:
Net increase in total deposits	1,599	2,455
Net decrease in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	(1,209)	(68)
Proceeds from issuance of long-term debt	1,311	1,340
Repayments of long-term debt	(333)	(2,576)
Repurchase of preferred stock	(450)	—
Repurchase of common stock	(330)	(414)
Common and preferred stock dividends paid	(197)	(138)
Taxes paid related to net share settlement of equity awards	(42)	(36)
Proceeds from exercise of stock options and warrants	34	9
Net cash provided by financing activities	383	572
Net increase in cash and cash equivalents	392	1,851
Cash and cash equivalents at beginning of period	6,912	6,423
Cash and cash equivalents at end of period	$7,304	$8,274

Supplemental Disclosures:
Loans transferred from loans held for sale to loans held for investment	$6	$7
Loans transferred from loans held for investment to loans held for sale	204	60
Loans transferred from loans held for investment and loans held for sale to other real estate owned	19	15
1 Related to the Company's adoption of ASU 2016-15, certain prior period amounts have been retrospectively reclassified between operating activities and investing activities. See Note 1, "Significant Accounting Policies," for additional information.

See accompanying Notes to Consolidated Financial Statements (unaudited).

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The unaudited Consolidated Financial Statements included within this report have been prepared in accordance with U.S. GAAP to present interim financial statement information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete, consolidated financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the results of operations in these financial statements, have been made.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes; actual results could vary from these estimates. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Interim Consolidated Financial Statements should be read in conjunction with the Company’s 2017 Annual Report on Form 10-K.

Changes in Significant Accounting Policies
Pursuant to the Company's adoption of certain ASUs as of January 1, 2018, the following significant accounting policies have been added to or updated from those disclosed in the Company's 2017 Annual Report on Form 10-K:

Revenue Recognition
In the ordinary course of business, the Company recognizes revenue as services are rendered, or as transactions occur, and as collectability is reasonably assured. For the Company's revenue recognition accounting policies, see Note 2, “Revenue Recognition.”

Trading Activities and Securities AFS
Trading assets and liabilities are measured at fair value with changes in fair value recognized within Noninterest income in the Company's Consolidated Statements of Income.
Securities AFS are used as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle. Interest income on securities AFS are recognized on an accrual basis in Interest income in the Company's Consolidated Statements of Income. Premiums and discounts on securities AFS are amortized or accreted as an adjustment to yield over the life of the security. The Company estimates principal prepayments on securities AFS for which prepayments are probable and the timing and amount of prepayments can be reasonably estimated. The estimates are informed by analyses of both historical prepayments and anticipated macroeconomic conditions, such as spot interest rates compared to implied forward interest rates. The estimate of prepayments for these securities impacts their lives and thereby the amortization or accretion of associated premiums and discounts. Securities AFS are measured at fair value with unrealized gains and losses, net of any tax effect, included in AOCI as a component of shareholders’ equity. Realized gains and losses, including OTTI, are determined using the specific identification method and are recognized as a component of Noninterest income in the Consolidated Statements of Income.
Securities AFS are reviewed for OTTI on a quarterly basis. In determining whether OTTI exists for securities AFS in an unrealized loss position, the Company assesses whether it has the intent to sell the security or assesses the likelihood of selling the security prior to the recovery of its amortized cost basis. If the Company intends to sell the security or it is more-likely-than-not that the Company will be required to sell the security prior to the recovery of its amortized cost basis, the security is written down to fair value, and the full amount of any impairment charge is recognized as a component of Noninterest income in the Consolidated Statements of Income. If the Company does not intend to sell the security and it is more-likely-than-not that the Company will not be required to sell the security prior to recovery of its amortized cost basis, only the credit component of any impairment of a security is recognized as a component of Noninterest income in the Consolidated Statements of Income, with the remaining impairment balance recorded in OCI.
For additional information on the Company’s trading and securities AFS activities, see Note 4, “Trading Assets and Liabilities and Derivatives,” and Note 5, “Securities Available for Sale.”

Equity Securities
The Company records equity securities that are not classified as trading assets or liabilities within Other assets in its Consolidated Balance Sheets.
Investments in equity securities with readily determinable fair values are measured at fair value, with changes in the fair value recognized as a component of Noninterest income in the Company's Consolidated Statements of Income.
Investments in equity investments that do not have readily determinable fair values are accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer, also referred to as the measurement alternative. Any adjustments to the carrying value of these investments are recorded in Noninterest income in the Company's Consolidated Statements of Income.
For additional information on the Company's equity securities, see Note 9, “Other Assets,” and Note 16, “Fair Value Election and Measurement.”

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

Notes to Consolidated Financial Statements (Unaudited), continued

determine whether any embedded derivatives are required to be bifurcated and separately accounted for as freestanding derivatives.
Certain derivatives used as risk management tools are designated as accounting hedges of the Company’s exposure to changes in interest rates or other identified market risks. The Company prepares written hedge documentation for all derivatives which are designated as hedges of (i) changes in the fair value of a recognized asset or liability (fair value hedge) attributable to a specified risk or (ii) a forecasted transaction, such as the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The written hedge documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item and methodologies for assessing and measuring hedge effectiveness, along with support for management’s assertion that the hedge will be highly effective. Methodologies related to hedge effectiveness include (i) statistical regression analysis of changes in the cash flows of the actual derivative and a perfectly effective hypothetical derivative, or (ii) statistical regression analysis of changes in the fair values of the actual derivative and the hedged item.
For designated hedging relationships, subsequent to the initial assessment of hedge effectiveness, the Company generally performs retrospective and prospective effectiveness testing using a qualitative approach. Assessments of hedge effectiveness are performed at least quarterly. Changes in the fair value of a derivative that is highly effective and that has been designated and qualifies as a fair value hedge are recorded in current period earnings, in the same line item with the changes in the fair value of the hedged item that are attributable to the hedged risk. The changes in the fair value of a derivative that is highly effective and that has been designated and qualifies as a cash flow hedge is initially recorded in AOCI and reclassified to earnings in the same period that the hedged item impacts earnings. The amount reclassified to earnings is recorded in the same line item as the earnings effect of the hedged item.
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
It is the Company's policy to offset derivative transactions with a single counterparty as well as any cash collateral paid to and received from that counterparty for derivative contracts that are subject to ISDA or other legally enforceable netting arrangements and meet accounting guidance for offsetting treatment. For additional information on the Company’s derivative activities, see Note 15, “Derivative Financial Instruments,” and Note 16, “Fair Value Election and Measurement.”

Subsequent Events
The Company evaluated events that occurred between March 31, 2018 and the date the accompanying financial statements were issued, and there were no material events, other than those already discussed in this Form 10-Q, that would require recognition in the Company's Consolidated Financial Statements or disclosure in the accompanying Notes.

Accounting Pronouncements
The following table summarizes ASUs issued by the FASB that were adopted during the current year or not yet adopted as of March 31, 2018, that could have a material effect on the Company's financial statements:

Standard	Description	Required Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standards Adopted in 2018
ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606) and subsequent related ASUs
These ASUs comprise ASC Topic 606, Revenue from Contracts with Customers, which supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of these ASUs is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
January 1, 2018
The Company adopted these ASUs on a modified retrospective basis beginning January 1, 2018. Upon adoption, the Company recognized an immaterial cumulative effect adjustment that resulted in a decrease to the beginning balance of retained earnings as of January 1, 2018. Furthermore, the Company prospectively changed the presentation of certain types of revenue and expenses, such as underwriting revenue within investment banking income which is shown on a gross basis, and certain cash promotions and card network expenses, which were reclassified from noninterest expense to service charges on deposit accounts, card fees, and other charges and fees. The net quantitative impact of these presentation changes decreased both revenue and expenses by $3 million for the three months ended March 31, 2018; however, these presentation changes did not have an impact on net income. Prior period balances have not been restated to reflect these presentation changes. See Note 2, “Revenue Recognition,” for disclosures relating to ASC Topic 606.

Notes to Consolidated Financial Statements (Unaudited), continued

Standard	Description	Required Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standards Adopted in 2018 (continued)
ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities; and

ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

These ASUs amend ASC Topic 825, Financial Instruments-Overall, and address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The main provisions require most investments in equity securities to be measured at fair value through net income, unless they qualify for a measurement alternative, and require fair value changes arising from changes in instrument-specific credit risk for financial liabilities that are measured under the fair value option to be recognized in other comprehensive income. With the exception of disclosure requirements and the application of the measurement alternative for certain equity investments that was adopted prospectively, these ASUs must be adopted on a modified retrospective basis.
January 1, 2018 Early adoption was permitted for the provision related to changes in instrument-specific credit risk for financial liabilities under the FVO.
The Company early adopted the provision related to changes in instrument-specific credit risk beginning January 1, 2016, which resulted in an immaterial cumulative effect adjustment from retained earnings to AOCI. See Note 1, “Significant Accounting Policies,” to the Company's 2016 Annual Report on Form 10-K for additional information regarding the early adoption of this provision.

Additionally, the Company adopted the remaining provisions of these ASUs beginning January 1, 2018, which resulted in an immaterial cumulative effect adjustment to the beginning balance of retained earnings. In connection with the adoption of these ASUs, an immaterial amount of equity securities previously classified as securities AFS were reclassified to other assets, as the AFS classification is no longer permitted for equity securities under these ASUs.

Subsequent to adoption of these ASUs, an observable transaction occurred relating to an equity investment without a readily determinable fair value. As a result, the Company recognized a $23 million increase in Other assets on its Consolidated Balance Sheets and in Other noninterest income on its Consolidated Statements of Income. See Note 9, “Other Assets,” and Note 16, “Fair Value Election and Measurement,” for additional information.

The remaining provisions and disclosure requirements of these ASUs did not have a material impact on the Company's Consolidated Financial Statements and related disclosures upon adoption.

ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
The ASU amends ASC Topic 230, Statement of Cash Flows, to clarify the classification of certain cash receipts and payments within the Company's Consolidated Statements of Cash Flows. These items include: cash payments for debt prepayment or debt extinguishment costs; cash outflows for the settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned and bank-owned life insurance policies; distributions received from equity method investees; and beneficial interests acquired in securitization transactions. The ASU also clarifies that when no specific U.S. GAAP guidance exists and the source of the cash flows are not separately identifiable, the predominant source of cash flow should be used to determine the classification for the item. The ASU must be adopted on a retrospective basis.

January 1, 2018
The Company adopted this ASU on a retrospective basis effective January 1, 2018 and changed the presentation of certain cash payments and receipts within its Consolidated Statements of Cash Flows. Specifically, the Company changed the presentation of proceeds from the settlement of bank-owned life insurance policies from operating activities to investing activities. The Company also changed the presentation of cash payments related to premiums paid for bank-owned life insurance policies from operating activities to investing activities. Lastly, for contingent consideration payments made more than three months after a business combination, the Company changed the presentation for the portion of the cash payment up to the acquisition date fair value of the contingent consideration as a financing activity and any amount paid in excess of the acquisition date fair value as an operating activity. For both the three months ending March 31, 2018 and 2017, the amount of cash payments and receipts relating to these changes were immaterial to the Company’s Consolidated Statements of Cash Flows.

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

		January 1, 2018	The Company adopted this ASU on January 1, 2018 and upon adoption, the ASU did not have a material impact on the Company's Consolidated Financial Statements and related disclosures.

Notes to Consolidated Financial Statements (Unaudited), continued

Standard	Description	Required Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standards Adopted in 2018 (continued)
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

January 1, 2019 Early adoption is permitted.
The Company early adopted this ASU beginning January 1, 2018 and modified its measurement methodology for certain hedged items designated under fair value hedge relationships. The Company elected to perform its subsequent assessments of hedge effectiveness using a qualitative, rather than a quantitative, approach. The adoption resulted in an immaterial cumulative effect adjustment to the opening balance of retained earnings and a basis adjustment to the related hedged items. For additional information on the Company’s derivative and hedging activities, see Note 15, “Derivative Financial Instruments.”

ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from AOCI
This ASU amends ASC Topic 220, Income Statement - Reporting Comprehensive Income, to allow for a reclassification from AOCI to Retained earnings for the tax effects stranded in AOCI as a result of the remeasurement of DTAs and DTLs for the change in the federal corporate tax rate pursuant to the 2017 Tax Act, which was recognized through the income tax provision in 2017. The Company may apply this ASU at the beginning of the period of adoption or retrospectively to all periods in which the 2017 Tax Act is enacted.

January 1, 2019 Early adoption is permitted.
The Company early adopted this ASU as of January 1, 2018. Upon adoption of this ASU, the Company elected to reclassify $182 million of stranded tax effects relating to securities AFS, derivative instruments, credit risk on long-term debt, and employee benefit plans from AOCI to retained earnings. This amount was offset by $28 million of stranded tax effects relating to equity securities previously classified as securities AFS, resulting in a net $154 million increase to retained earnings.

Standards Not Yet Adopted
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

January 1, 2019 Early adoption is permitted.
The Company has formed a cross-functional team to oversee the implementation of this ASU. The Company's implementation efforts are ongoing, including the review of its lease portfolios and related lease accounting policies, the review of its service contracts for embedded leases, and the deployment of a new lease software solution. The Company's adoption of this ASU, which is expected to occur on January 1, 2019, will result in an increase in right-of-use assets and associated lease liabilities, arising from operating leases in which the Company is the lessee, on its Consolidated Balance Sheets.

The amount of the right-of-use assets and associated lease liabilities recorded upon adoption will be based primarily on the present value of unpaid future minimum lease payments, the amount of which will depend on the population of leases in effect at the date of adoption. At March 31, 2018, the Company’s estimate of right-of-use assets and lease liabilities that would be recorded on its Consolidated Balance Sheets upon adoption is in excess of $1 billion. Additionally, the Company is currently evaluating the estimated impact that this ASU may have on its Consolidated Statements of Income.

Notes to Consolidated Financial Statements (Unaudited), continued

Standard	Description	Required Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standards Not Yet Adopted (continued)
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

January 1, 2020 Early adoption is permitted beginning January 1, 2019.
The Company has formed a cross-functional team to oversee the implementation of this ASU and has identified the changes necessary to its credit loss estimation methodologies in order to comply with the new accounting standard requirements. Substantial progress has been made to date on implementing these changes, including the development of models, updates to business processes and technology systems, and the documentation of accounting policy decisions. Additionally, the Company is evaluating the impact that this ASU will have on its Consolidated Financial Statements and related disclosures, and the Company currently anticipates that an increase to the allowance for credit losses will be recognized upon adoption to provide for the expected credit losses over the estimated life of the financial assets. However, since the magnitude of the anticipated increase in the allowance for credit losses will be impacted by economic conditions and trends in the Company’s portfolio at the time of adoption, the quantitative impact cannot yet be reasonably estimated.

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

January 1, 2020 Early adoption is permitted.
Based on the Company's most recent annual goodwill impairment test performed as of October 1, 2017, there were no reporting units for which the carrying amount of the reporting unit exceeded its fair value; therefore, this ASU would not currently have an impact on the Company's Consolidated Financial Statements and related disclosures. However, if upon the adoption date, which is expected to occur on January 1, 2020, the carrying amount of a reporting unit exceeds its fair value, the Company would be required to recognize an impairment charge for the amount that the carrying value exceeds the fair value.

NOTE 2 – REVENUE RECOGNITION
Pursuant to the adoption of ASU 2014-09, the following disclosures discuss the Company's revenue recognition accounting policies. The Company recognizes two primary types of revenue, interest income and noninterest income.
Interest Income
The Company’s principal source of revenue is interest income from loans and securities, which is recognized on an accrual basis using the effective interest method. For additional information on the Company’s policies for recognizing interest income on loans and securities, see Note 1, “Significant Accounting Policies,” in the Company’s 2017 Annual Report on Form 10-K. Interest income is not within the scope of ASC Topic 606, Revenues from Contracts with Customers.

Noninterest Income
Noninterest income includes revenue from various types of transactions and services provided to Consumer and Wholesale clients. The following tables reflect the Company’s noninterest income disaggregated by financial statement line item, business segment, and by the amount of each revenue stream that is in scope or out of scope of ASC Topic 606. The commentary following the tables describes the nature, amount, and timing of the related revenue streams.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended March 31, 2018 [1]
(Dollars in millions)	Consumer [2]	Wholesale [2]	Out of Scope [2,3]	Total
Noninterest income
Service charges on deposit accounts	$104	$42	$—	$146
Other charges and fees	28	3	56	87
Card fees	54	26	1	81
Investment banking income	—	84	47	131
Trading income	—	—	42	42
Trust and investment management income	75	—	—	75
Retail investment services	71	1	—	72
Mortgage servicing related income	—	—	54	54
Mortgage production related income	—	—	36	36
Commercial real estate related income	—	—	23	23
Net securities gains	—	—	1	1
Other noninterest income	6	—	42	48
Total noninterest income	$338	$156	$302	$796
1 Amounts are presented in accordance with ASC Topic 606, Revenue from Contracts with Customers.
2 Consumer and Wholesale totals exclude $105 million and $215 million of out of scope noninterest income, respectively, that is included in the business segment results presented on a management accounting basis in Note 18, "Business Segment Reporting." Total out of scope noninterest income includes these amounts as well as ($18) million of Corporate Other noninterest income that is out of scope of ASC Topic 606.
3 The Company presents out of scope noninterest income for the purpose of reconciling noninterest income amounts within the scope of ASC Topic 606 to noninterest income amounts presented on the Company's Consolidated Statements of Income.

	Three Months Ended March 31, 2017 [1]
(Dollars in millions)	Consumer [2]	Wholesale [2]	Out of Scope [2,3]	Total
Noninterest income
Service charges on deposit accounts	$103	$45	$—	$148
Other charges and fees	31	3	61	95
Card fees	54	27	1	82
Investment banking income	—	96	71	167
Trading income	—	—	51	51
Trust and investment management income	75	—	—	75
Retail investment services	67	1	—	68
Mortgage servicing related income	—	—	58	58
Mortgage production related income	—	—	53	53
Commercial real estate related income	—	—	20	20
Net securities gains	—	—	—	—
Other noninterest income	7	—	23	30
Total noninterest income	$337	$172	$338	$847
1 Amounts for periods prior to January 1, 2018 are presented in accordance with ASC Topic 605, Revenue Recognition, and have not been restated to conform with ASC Topic 606, Revenue from Contracts with Customers.
2 Consumer and Wholesale totals exclude $127 million and $229 million of out of scope noninterest income, respectively, that is included in the business segment results presented on a management accounting basis in Note 18, "Business Segment Reporting." Total out of scope noninterest income includes these amounts as well as ($18) million of Corporate Other noninterest income that is out of scope of ASC Topic 606.
3 The Company presents out of scope noninterest income for the purpose of reconciling noninterest income amounts within the scope of ASC Topic 606 to noninterest income amounts presented on the Company's Consolidated Statements of Income.

Service Charges on Deposit Accounts
Service charges on deposit accounts represent fees relating to the Company’s various deposit products. These fees include account maintenance, cash management, treasury management, wire transfers, overdraft and other deposit-related fees. The Company’s execution of the services related to these fees represents its related performance obligations. Each of these performance obligations are either satisfied over time or at a point in time as the services are provided to the customer. The Company is the principal when rendering these services.

Payments for services provided are either withdrawn from the customer’s account as services are rendered or in the billing period following the completion of the service. The transaction price for each of these fees is based on the Company’s predetermined fee schedule.

Other Charges and Fees
Other charges and fees consist primarily of loan commitment and letter of credit fees, operating lease revenue, ATM fees, insurance revenue, and miscellaneous service charges including

Notes to Consolidated Financial Statements (Unaudited), continued

wire fees and check cashing fees. Loan commitment and letter of credit fees and operating lease revenue are out of scope of ASC Topic 606.
The Company’s execution of the services related to the fees within the scope of ASC Topic 606 represents its related performance obligations, which are either satisfied at a point in time or over time as services are rendered. ATM fees and miscellaneous service charges are recognized at a point in time as the services are provided.
Insurance commission revenue is earned through the sale of insurance products. The commissions are recognized as revenue when the customer executes an insurance policy with the insurance carrier. In some cases, the Company receives payment of trailing commissions each year when the customer pays its annual premium. For the three months ended March 31, 2018, the Company recognized an immaterial amount of insurance trailing commissions related to performance obligations satisfied in prior periods.

Card Fees
Card fees consist of interchange fees from credit and debit cards, merchant acquirer revenue, and other card related services. Interchange fees are earned by the Company each time a request for payment is initiated by a customer at a merchant for which the Company transfers the funds on behalf of the customer. Interchange rates are set by the payment network and are based on purchase volumes and other factors. Interchange fees are received daily and recognized at a point in time when the card transaction is processed. The Company is considered an agent of the customer and incurs costs with the payment network to facilitate the interchange with the merchant; therefore, the related payment network expense is recognized as a reduction of card fees. Prior to the adoption of ASC Topic 606, these expenses were recognized in Outside processing and software in the Company's Consolidated Statements of Income. The Company offers rewards and/or rebates to its customers based on card usage. The costs associated with these programs are also recognized as a reduction of card fees.
The Company also has a revenue sharing agreement with a merchant acquirer. The Company’s referral of a merchant to the merchant acquirer represents its related performance obligations, which is satisfied at a point in time when the referral is made. Monthly revenue is estimated based on the expected amount of transactions processed. Payments are generally made by the merchant acquirer quarterly, the month following the quarter in which the services are rendered.

Investment Banking Income
Investment banking income is comprised primarily of securities underwriting fees, advisory fees, and loan syndication fees. The Company assists corporate clients in raising capital by offering equity or debt securities to potential investors. The underwriting fees are earned on the trade date when the Company, as a member of an underwriting syndicate, purchases the securities from the issuer and sells the securities to third party investors. Each member of the syndicate is responsible for selling its portion of the underwriting and is liable for the proportionate costs of the underwriting; therefore, the Company’s portion of underwriting revenue and expense is presented gross within noninterest income and noninterest expense. Prior to the adoption of ASC

Topic 606, underwriting expense was recorded as a reduction of investment banking income. The transaction price is based on a percentage of the total transaction amount and payments are settled shortly after the trade date.
Loan syndication fees are typically recognized at the closing of a loan syndication transaction. These fees are out of the scope of ASC Topic 606.
The Company also provides merger and acquisition advisory services, including various activities such as business valuation, identification of potential targets or acquirers, and the issuance of fairness opinions. The Company’s execution of these advisory services represents its related performance obligations. The performance obligations relating to advisory services are fulfilled at a point in time upon completion of the contractually specified merger or acquisition transaction. The transaction price is based on contractually specified terms agreed upon with the client for each advisory service. Additionally, payments for advisory services consist of upfront retainer fees and success fees at the date the related merger or acquisition is closed. The retainer fees are typically paid upfront, which creates a contract liability. At March 31, 2018, the contract liability relating to these retainer fees was immaterial.
Revenue related to trade execution services is earned on the trade date and recognized at a point in time. The fees related to trade execution services are due on the settlement date.

Trading Income
The Company recognizes trading income as a result of gains and losses from the sales of trading account assets and liabilities. The Company’s trading accounts include various types of investment securities and debt investments, trading loans, and derivative instruments. For additional information relating to trading income, see Note 15, “Derivative Financial Instruments,” and Note 16, “Fair Value Election and Measurement.”

Trust and Investment Management Income
Trust and investment management income includes revenue from custodial services, trust administration, financial advisory services, employee benefit solutions, and other services provided to customers within the Consumer business segment.
The Company generally recognizes trust and investment management revenue over time as services are rendered. Revenue is based on either a percentage of the market value of the assets under management, or advisement, or fixed based on the services provided to the customer. Fees are generally swept from the customer’s account one billing period in arrears based on the prior period’s assets under management or advisement.

Retail Investment Services
Retail investment services consists primarily of investment management, selling and distribution services, and trade execution services. The Company’s execution of these services represents its related performance obligations.
Investment management fees are generally recognized over time as services are rendered and are based on either a percentage of the market value of the assets under management, or advisement, or fixed based on the services provided to the customer. The fees are calculated quarterly and are usually collected at the beginning of the period from the customer’s account and recognized ratably over the related billing period.

Notes to Consolidated Financial Statements (Unaudited), continued

The Company also offers selling and distribution services and earns commissions through the sale of annuity and mutual fund products. The Company acts as an agent in these transactions and recognizes revenue at a point in time when the customer enters into an agreement with the product carrier. The Company may also receive trailing commissions and 12b-1 fees related to mutual fund and annuity products, and recognizes this revenue in the period that they are realized since the revenue cannot be accurately predicted at the time the policy becomes effective. The Company recognized revenue of $13 million for the three months ended March 31, 2018, which relates to mutual fund 12b-1 fees and annuity trailing commissions from performance obligations satisfied in periods prior to March 31, 2018.
Trade execution commissions are earned and recognized on the trade date, when the Company executes a trade for a customer. Payment for the trade execution is due on the settlement date.

Mortgage Servicing Related Income
The Company recognizes as assets the rights to service mortgage loans, either when the loans are sold and the associated servicing rights are retained or when servicing rights are purchased from a third party. Mortgage servicing related income includes servicing fees, modification fees, fees for ancillary services, gains or losses from hedging, changes in fair value, and other fees customarily associated with servicing arrangements. For additional information relating to mortgage servicing related income, see Note 1, “Significant Accounting Policies,” in the Company’s 2017 Annual Report on Form 10-K, and Note 8, “Goodwill and Other Intangible Assets,” Note 15, “Derivative Financial Instruments,” and Note 16, “Fair Value Election and Measurement,” in this Form 10-Q.

Mortgage Production Related Income
Mortgage production related income is comprised primarily of activity related to the sale of consumer mortgage loans as well as loan origination fees such as closing charges, document review fees, application fees, other loan origination fees, and loan processing fees. For additional information relating to mortgage production related income, see Note 1, “Significant Accounting Policies,” in the Company’s 2017 Annual Report on Form 10-K, and Note 15, “Derivative Financial Instruments,” and Note 16, “Fair Value Election and Measurement,” in this Form 10-Q.

Commercial Real Estate Related Income
Commercial real estate related income consists primarily of origination fees, such as loan placement and broker fees, gains and losses on the sale of commercial loans, commercial mortgage loan servicing fees, income from community development investments, gains and losses from the sale of structured real estate, and other fee income, such as asset advisory fees. The Company earns loan placement and broker fees for arranging financing between third party investors/lenders and borrowers. Additionally, the Company also aids customers in due diligence and valuation advisory services for potential real estate services. For additional information relating to commercial real estate related income, see Note 1, “Significant Accounting Policies,” in the Company’s 2017 Annual Report on Form 10-K, and Note 8, “Goodwill and Other Intangible Assets,” Note 15, “Derivative Financial Instruments,” and Note 16, “Fair Value Election and Measurement,” in this Form 10-Q.

Net Securities Gains or Losses
The Company recognizes net securities gains or losses primarily as a result of the sale of securities AFS and the recognition of any OTTI on securities AFS. For additional information relating to net securities gains or losses, see Note 5, “Securities Available for Sale.”

Other Noninterest Income
Other noninterest income within the scope of ASC Topic 606 consists primarily of fees from the sale of custom checks. The Company serves as an agent for customers by connecting them with a third party check provider. Revenue from such sales are earned in the form of commissions from the third party check provider and is recognized at a point in time on the date the customer places an order. Commissions for personal check orders are credited to revenue on an ongoing basis, and commissions for commercial check orders are received quarterly in arrears.
Other noninterest income also includes income from bank-owned life insurance policies that is not within the scope of ASC Topic 606. Income from bank-owned life insurance primarily represents changes in the cash surrender value of such life insurance policies held on certain key employees, for which the Company is the owner and beneficiary. Revenue is recognized in each period based on the change in the cash surrender value during the period.

Practical Expedients and Other
The Company pays sales commissions as a cost to obtain certain contracts within the scope of ASC Topic 606; however, sales commissions relating to these contracts are generally expensed when incurred because the amortization period would be one year or less. Sales commissions are recognized as employee compensation within Noninterest expense on the Company’s Consolidated Statements of Income.
The Company has elected the practical expedient to exclude disclosure of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice for services performed.
The Company does not have any material contract assets, liabilities, or other receivables recorded on its Consolidated Balance Sheets, relating to its revenue streams within the scope of ASC Topic 606, at March 31, 2018.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 3 - FEDERAL FUNDS SOLD AND SECURITIES FINANCING ACTIVITIES
Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell
Fed Funds sold and securities borrowed or purchased under agreements to resell were as follows:

(Dollars in millions)	March 31, 2018	December 31, 2017
Fed funds sold	$20	$65
Securities borrowed	449	298
Securities purchased under agreements to resell	959	1,175
Total Fed funds sold and securities borrowed or purchased under agreements to resell	$1,428	$1,538
Securities purchased under agreements to resell are primarily collateralized by U.S. government or agency securities and are carried at the amounts at which the securities will be subsequently resold, plus accrued interest. Securities borrowed are primarily collateralized by corporate securities. The Company borrows securities and purchases securities under agreements to resell as part of its securities financing activities. On the acquisition date of these securities, the Company and the related counterparty agree on the amount of collateral required to secure the principal amount loaned under these arrangements. The Company monitors collateral values daily and calls for additional collateral to be provided as warranted under the respective agreements. At March 31, 2018 and December 31, 2017, the total market value of collateral held was $1.4 billion and $1.5 billion, of which $150 million and $177 million was repledged, respectively.

Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as secured borrowings. The following table presents the Company’s related activity, by collateral type and remaining contractual maturity:

	March 31, 2018				December 31, 2017
(Dollars in millions)	Overnight and Continuous	Up to 30 days	30-90 days	Total	Overnight and Continuous	Up to 30 days	30-90 days	Total
U.S. Treasury securities	$46	$—	$—	$46	$95	$—	$—	$95
Federal agency securities	114	18	1	133	101	15	—	116
MBS - agency	857	81	—	938	694	135	—	829
CP	36	—	—	36	19	—	—	19
Corporate and other debt securities	336	149	39	524	316	88	40	444
Total securities sold under agreements to repurchase	$1,389	$248	$40	$1,677	$1,225	$238	$40	$1,503

For securities sold under agreements to repurchase, the Company would be obligated to provide additional collateral in the event of a significant decline in fair value of the collateral pledged. This risk is managed by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.

Netting of Securities - Repurchase and Resell Agreements
The Company has various financial assets and financial liabilities that are subject to enforceable master netting agreements or similar agreements. The Company's derivatives that are subject to enforceable master netting agreements or similar agreements are discussed in Note 15, "Derivative Financial Instruments."
The following table presents the Company's securities borrowed or purchased under agreements to resell and securities sold under agreements to repurchase that are subject to MRAs. Generally, MRAs require collateral to exceed the asset or liability recognized on the balance sheet. Transactions subject to these agreements are treated as collateralized financings, and those with a single counterparty are permitted to be presented net on the Company's Consolidated Balance Sheets, provided certain criteria are met that permit balance sheet netting. At March 31, 2018 and December 31, 2017, there were no such transactions subject to legally enforceable MRAs that were eligible for balance sheet netting. The following table includes the amount of collateral pledged or received related to exposures subject to enforceable MRAs. While these agreements are typically over-collateralized, the amount of collateral presented in this table is limited to the amount of the related recognized asset or liability for each counterparty.

Notes to Consolidated Financial Statements (Unaudited), continued

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
March 31, 2018
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,408	$—	$1,408	[1]	$1,394	$14
Financial liabilities:
Securities sold under agreements to repurchase	1,677	—	1,677		1,677	—

December 31, 2017
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,473	$—	$1,473	[1]	$1,462	$11
Financial liabilities:
Securities sold under agreements to repurchase	1,503	—	1,503		1,503	—
1 Excludes $20 million and $65 million of Fed Funds sold, which are not subject to a master netting agreement at March 31, 2018 and December 31, 2017, respectively.

NOTE 4 - TRADING ASSETS AND LIABILITIES AND DERIVATIVE INSTRUMENTS

The fair values of the components of trading assets and liabilities and derivative instruments are presented in the following table:

(Dollars in millions)	March 31, 2018	December 31, 2017
Trading Assets and Derivative Instruments:
U.S. Treasury securities	$182	$157
Federal agency securities	238	395
U.S. states and political subdivisions	123	61
MBS - agency	699	700
Corporate and other debt securities	804	655
CP	169	118
Equity securities	51	56
Derivative instruments [1]	657	802
Trading loans [2]	2,189	2,149
Total trading assets and derivative instruments	$5,112	$5,093

Trading Liabilities and Derivative Instruments:
U.S. Treasury securities	$698	$577
MBS - agency	1	—
Corporate and other debt securities	453	289
Equity securities	5	9
Derivative instruments [1]	580	408
Total trading liabilities and derivative instruments	$1,737	$1,283
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
Product offerings to clients include debt securities, loans traded in the secondary market, equity securities, derivative contracts, and other similar financial instruments. Other trading-

related activities include acting as a market maker for certain debt and equity security transactions, derivative instrument transactions, and foreign exchange transactions. The Company also uses derivatives to manage its interest rate and market risk from non-trading activities. The Company has policies and procedures to manage market risk associated with client trading and non-trading activities, and assumes a limited degree of market risk by managing the size and nature of its exposure. For valuation assumptions and additional information related to the Company's trading products and derivative instruments, see Note 15, “Derivative Financial Instruments,” and the “Trading Assets and Derivative Instruments and Securities Available for Sale” section of Note 16, “Fair Value Election and Measurement.”

Notes to Consolidated Financial Statements (Unaudited), continued

Pledged trading assets are presented in the following table:

(Dollars in millions)	March 31, 2018	December 31, 2017
Pledged trading assets to secure repurchase agreements [1]	$1,151	$1,016
Pledged trading assets to secure certain derivative agreements	97	72
Pledged trading assets to secure other arrangements	40	41
1 Repurchase agreements secured by collateral totaled $1.1 billion and $975 million at March 31, 2018 and December 31, 2017, respectively.

NOTE 5 – SECURITIES AVAILABLE FOR SALE
Securities Portfolio Composition

	March 31, 2018
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$4,437	$—	$97	$4,340
Federal agency securities	248	3	2	249
U.S. states and political subdivisions	644	5	13	636
MBS - agency residential	22,837	146	470	22,513
MBS - agency commercial	2,320	1	79	2,242
MBS - non-agency residential	53	4	—	57
MBS - non-agency commercial	897	—	23	874
ABS	6	1	—	7
Corporate and other debt securities	16	—	—	16
Total securities AFS	$31,458	$160	$684	$30,934

	December 31, 2017 [1]
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$4,361	$2	$32	$4,331
Federal agency securities	257	3	1	259
U.S. states and political subdivisions	618	7	8	617
MBS - agency residential	22,616	222	134	22,704
MBS - agency commercial	2,121	3	38	2,086
MBS - non-agency residential	55	4	—	59
MBS - non-agency commercial	862	7	3	866
ABS	6	2	—	8
Corporate and other debt securities	17	—	—	17
Total securities AFS	$30,913	$250	$216	$30,947
1 Beginning January 1, 2018, the Company reclassified equity securities previously presented in Securities available for sale to Other assets on the Consolidated Balance Sheets. Reclassifications have been made to previously reported amounts for comparability. See Note 9, "Other Assets," for additional information.

The following table presents interest on securities AFS:

	Three Months Ended March 31
(Dollars in millions)	2018	2017
Taxable interest	$201	$180
Tax-exempt interest	5	2
Total interest on securities AFS [1]	$206	$182
1 Beginning January 1, 2018, the Company reclassified equity securities previously presented in Securities available for sale to Other assets on the Consolidated Balance Sheets and began presenting income associated with certain of these equity securities in Trading account interest and other on the Consolidated Statements of Income. For periods prior to January 1, 2018, income associated with these equity securities was presented in Interest on securities available for sale and has been reclassified to Trading account interest and other for comparability.

Notes to Consolidated Financial Statements (Unaudited), continued

Securities AFS pledged to secure public deposits, repurchase agreements, trusts, certain derivative agreements, and other funds had a fair value of $3.8 billion and $4.3 billion at March 31, 2018 and December 31, 2017, respectively.
The following table presents the amortized cost, fair value, and weighted average yield of investments in securities AFS at

March 31, 2018, by remaining contractual maturity, with the exception of MBS and ABS, which are based on estimated average life. Receipt of cash flows may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Distribution of Remaining Maturities
(Dollars in millions)	Due in 1 Year or Less	Due After 1 Year through 5 Years	Due After 5 Years through 10 Years	Due After 10 Years	Total
Amortized Cost:
U.S. Treasury securities	$—	$2,731	$1,706	$—	$4,437
Federal agency securities	116	40	4	88	248
U.S. states and political subdivisions	6	59	63	516	644
MBS - agency residential	1,462	4,771	16,222	382	22,837
MBS - agency commercial	1	414	1,643	262	2,320
MBS - non-agency residential	—	49	—	4	53
MBS - non-agency commercial	—	13	884	—	897
ABS	—	—	5	1	6
Corporate and other debt securities	7	9	—	—	16
Total securities AFS	$1,592	$8,086	$20,527	$1,253	$31,458
Fair Value:
U.S. Treasury securities	$—	$2,673	$1,667	$—	$4,340
Federal agency securities	118	41	4	86	249
U.S. states and political subdivisions	6	61	65	504	636
MBS - agency residential	1,517	4,747	15,877	372	22,513
MBS - agency commercial	1	400	1,589	252	2,242
MBS - non-agency residential	—	53	—	4	57
MBS - non-agency commercial	—	12	862	—	874
ABS	—	—	6	1	7
Corporate and other debt securities	7	9	—	—	16
Total securities AFS	$1,649	$7,996	$20,070	$1,219	$30,934
Weighted average yield [1]	3.31%	2.18%	2.86%	3.04%	2.72%
1 Weighted average yields are based on amortized cost and presented on an FTE basis.

Notes to Consolidated Financial Statements (Unaudited), continued

Securities AFS in an Unrealized Loss Position
The Company held certain investment securities AFS where amortized cost exceeded fair value, resulting in unrealized loss positions. Market changes in interest rates and credit spreads may result in temporary unrealized losses as the market prices of securities fluctuate. At March 31, 2018, the Company did not intend to sell these securities nor was it more-likely-than-not that the Company would be required to sell these securities before their anticipated recovery or maturity. The Company reviewed its portfolio for OTTI in accordance with the accounting policies described in Note 1, "Significant Accounting Policies." to the Company's 2017 Annual Report on Form 10-K.

Securities AFS in an unrealized loss position at period end are presented in the following tables:

	March 31, 2018
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses [1]	Fair Value	Unrealized Losses [1]	Fair Value	Unrealized Losses [1]
Temporarily impaired securities AFS:
U.S. Treasury securities	$3,508	$69	$832	$28	$4,340	$97
Federal agency securities	22	—	53	2	75	2
U.S. states and political subdivisions	384	8	110	5	494	13
MBS - agency residential	13,742	284	4,460	186	18,202	470
MBS - agency commercial	1,260	33	894	46	2,154	79
MBS - non-agency commercial	748	18	90	5	838	23
ABS	—	—	4	—	4	—
Corporate and other debt securities	9	—	—	—	9	—
Total temporarily impaired securities AFS	19,673	412	6,443	272	26,116	684
OTTI securities AFS [2]:
ABS	—	—	1	—	1	—
Total OTTI securities AFS	—	—	1	—	1	—
Total impaired securities AFS	$19,673	$412	$6,444	$272	$26,117	$684
1 Unrealized losses less than $0.5 million are presented as zero within the table.
2 OTTI securities AFS are impaired securities for which OTTI credit losses have been previously recognized in earnings.

	December 31, 2017 [1]
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]
Temporarily impaired securities AFS:
U.S. Treasury securities	$1,993	$12	$841	$20	$2,834	$32
Federal agency securities	23	—	60	1	83	1
U.S. states and political subdivisions	267	3	114	5	381	8
MBS - agency residential	8,095	38	4,708	96	12,803	134
MBS - agency commercial	887	9	915	29	1,802	38
MBS - non-agency commercial	134	1	93	2	227	3
ABS	—	—	4	—	4	—
Corporate and other debt securities	10	—	—	—	10	—
Total temporarily impaired securities AFS	11,409	63	6,735	153	18,144	216
OTTI securities AFS [3]:
ABS	—	—	1	—	1	—
Total OTTI securities AFS	—	—	1	—	1	—
Total impaired securities AFS	$11,409	$63	$6,736	$153	$18,145	$216
1 Beginning January 1, 2018, the Company reclassified equity securities previously presented in Securities available for sale to Other assets on the Consolidated Balance Sheets. Reclassifications have been made to previously reported amounts for comparability.
2 Unrealized losses less than $0.5 million are presented as zero within the table.
3 OTTI securities AFS are impaired securities for which OTTI credit losses have been previously recognized in earnings.

At March 31, 2018, temporarily impaired securities AFS that have been in an unrealized loss position for twelve months or longer included residential and commercial agency MBS, U.S. Treasury securities, municipal securities, commercial non-agency MBS, federal agency securities, and one ABS collateralized by 2004 vintage home equity loans. Unrealized losses on temporarily impaired securities were due to market interest rates being higher than the securities' stated coupon rates. Unrealized losses on securities AFS that relate to factors other than credit are recorded in AOCI, net of tax.

Notes to Consolidated Financial Statements (Unaudited), continued

Realized Gains and Losses and Other-Than-Temporarily Impaired Securities AFS
Net securities gains/(losses) are comprised of gross realized gains, gross realized losses, and OTTI credit losses recognized in earnings. Gross realized gains were immaterial for the three months ended March 31, 2018, and there were no gross realized gains recognized in earnings for the three months ended March 31, 2017. For both the three months ended March 31, 2018 and 2017, there were no gross realized losses or OTTI credit losses recognized in earnings.
Securities AFS in an unrealized loss position are evaluated quarterly for other-than-temporary credit impairment, which is determined using cash flow analyses that take into account security specific collateral and transaction structure. Future expected credit losses are determined using various assumptions, the most significant of which include default rates, prepayment rates, and loss severities. If, based on this analysis, a security is in an unrealized loss position and the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are then discounted at the security’s initial effective interest rate to arrive at a present value amount. Credit losses on the OTTI security are recognized in earnings and reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of the security. See Note 1, "Significant Accounting Policies," to the Company's 2017 Annual Report on Form 10-K for additional information regarding the Company's policy on securities AFS and related impairments.
The Company seeks to reduce existing exposure on OTTI securities primarily through paydowns. In certain instances, the amount of credit losses recognized in earnings on a debt security exceeds the total unrealized losses on the security, which may result in unrealized gains relating to factors other than credit recorded in AOCI, net of tax.
During the three months ended March 31, 2018 and 2017, there were no credit impairment losses recognized on securities AFS held at the end of each period. The accumulated balance of OTTI credit losses recognized in earnings on securities AFS held at period end was $23 million and $22 million at March 31, 2018 and 2017, respectively. Subsequent credit losses may be recorded on securities without a corresponding further decline in fair value when there has been a decline in expected cash flows.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 6 - LOANS
Composition of Loan Portfolio

(Dollars in millions)	March 31, 2018	December 31, 2017
Commercial loans:
C&I [1]	$66,321	$66,356
CRE	5,352	5,317
Commercial construction	3,651	3,804
Total commercial loans	75,324	75,477
Consumer loans:
Residential mortgages - guaranteed	611	560
Residential mortgages - nonguaranteed [2]	27,165	27,136
Residential home equity products	10,241	10,626
Residential construction	256	298
Guaranteed student	6,693	6,633
Other direct	8,941	8,729
Indirect	11,869	12,140
Credit cards	1,518	1,582
Total consumer loans	67,294	67,704
LHFI	$142,618	$143,181
LHFS [3]	$2,377	$2,290
1 Includes $3.6 billion and $3.7 billion of lease financing, and $788 million and $778 million of installment loans at March 31, 2018 and December 31, 2017, respectively.
2 Includes $188 million and $196 million of LHFI measured at fair value at March 31, 2018 and December 31, 2017, respectively.
3 Includes $1.4 billion and $1.6 billion of LHFS measured at fair value at March 31, 2018 and December 31, 2017, respectively.
During the three months ended March 31, 2018 and 2017, the Company transferred $204 million and $60 million of LHFI to LHFS, and transferred $6 million and $7 million of LHFS to LHFI, respectively. In addition to sales of residential and commercial mortgage LHFS in the normal course of business, the Company sold $36 million and $118 million of loans and leases during the three months ended March 31, 2018 and 2017, respectively, at a price approximating their recorded investment.
During the three months ended March 31, 2018, the Company purchased $475 million of guaranteed student loans. During the three months ended March 31, 2017, the Company purchased $539 million of guaranteed student loans and $99 million of consumer indirect loans.
At March 31, 2018 and December 31, 2017, the Company had $23.5 billion and $24.3 billion of net eligible loan collateral pledged to the Federal Reserve discount window to support $17.6 billion and $18.2 billion of available, unused borrowing capacity, respectively.
At March 31, 2018 and December 31, 2017, the Company had $38.2 billion and $38.0 billion of net eligible loan collateral pledged to the FHLB of Atlanta to support $30.3 billion and $30.5 billion of available borrowing capacity, respectively. The available FHLB borrowing capacity at March 31, 2018 was used to support $4 million of long-term debt and $4.8 billion of letters of credit issued on the Company's behalf. At December 31, 2017, the available FHLB borrowing capacity was used to support $4 million of long-term debt and $6.7 billion of letters of credit issued on the Company's behalf.

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
For guaranteed loans, the Company monitors the credit quality based primarily on delinquency status, as it is a more relevant indicator of credit quality due to the government guarantee. At March 31, 2018 and December 31, 2017, 29% and 28%, respectively, of guaranteed residential mortgages were current with respect to payments. At March 31, 2018 and December 31, 2017, 77% and 75%, respectively, of guaranteed student loans were current with respect to payments. The Company's loss exposure on guaranteed residential mortgages and student loans is mitigated by the government guarantee.

Notes to Consolidated Financial Statements (Unaudited), continued

LHFI by credit quality indicator are presented in the following tables:

	Commercial Loans
	C&I		CRE		Commercial Construction
(Dollars in millions)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Risk rating:
Pass	$64,453	$64,546	$5,152	$5,126	$3,597	$3,770
Criticized accruing	1,652	1,595	154	167	54	33
Criticized nonaccruing	216	215	46	24	—	1
Total	$66,321	$66,356	$5,352	$5,317	$3,651	$3,804

	Consumer Loans [1]
	Residential Mortgages - Nonguaranteed		Residential Home Equity Products		Residential Construction
(Dollars in millions)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Current FICO score range:
700 and above	$23,732	$23,602	$8,621	$8,946	$204	$240
620 - 699	2,655	2,721	1,174	1,242	45	50
Below 620 [2]	778	813	446	438	7	8
Total	$27,165	$27,136	$10,241	$10,626	$256	$298

	Other Direct		Indirect		Credit Cards
(Dollars in millions)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Current FICO score range:
700 and above	$8,145	$7,929	$8,867	$9,094	$1,034	$1,088
620 - 699	755	757	2,270	2,344	385	395
Below 620 [2]	41	43	732	702	99	99
Total	$8,941	$8,729	$11,869	$12,140	$1,518	$1,582
1 Excludes $6.7 billion and $6.6 billion of guaranteed student loans and $611 million and $560 million of guaranteed residential mortgages at March 31, 2018 and December 31, 2017, respectively, for which there was nominal risk of principal loss due to the government guarantee.
2 For substantially all loans with refreshed FICO scores below 620, the borrower’s FICO score at the time of origination exceeded 620 but has since deteriorated as the loan has seasoned.

Notes to Consolidated Financial Statements (Unaudited), continued

The LHFI portfolio by payment status is presented in the following tables:

	March 31, 2018
(Dollars in millions)	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing [2]	Total
Commercial loans:
C&I	$66,064	$32	$9	$216	$66,321
CRE	5,304	2	—	46	5,352
Commercial construction	3,651	—	—	—	3,651
Total commercial loans	75,019	34	9	262	75,324
Consumer loans:
Residential mortgages - guaranteed	179	53	379	—	611
Residential mortgages - nonguaranteed [1]	26,838	66	8	253	27,165
Residential home equity products	10,006	66	—	169	10,241
Residential construction	240	—	—	16	256
Guaranteed student	5,148	612	933	—	6,693
Other direct	8,893	35	5	8	8,941
Indirect	11,780	84	1	4	11,869
Credit cards	1,491	14	13	—	1,518
Total consumer loans	64,575	930	1,339	450	67,294
Total LHFI	$139,594	$964	$1,348	$712	$142,618
1 Includes $188 million of loans measured at fair value, the majority of which were accruing current.
2 Nonaccruing loans past due 90 days or more totaled $417 million. Nonaccruing loans past due fewer than 90 days include nonaccrual loans modified in TDRs, performing second lien loans where the first lien loan is nonperforming, and certain energy-related commercial loans.

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

	March 31, 2018			December 31, 2017
(Dollars in millions)	Unpaid Principal Balance	Carrying [1] Value	Related ALLL	Unpaid Principal Balance	Carrying [1] Value	Related ALLL
Impaired LHFI with no ALLL recorded:
Commercial loans:
C&I	$28	$20	$—	$38	$35	$—
CRE	21	21	—	—	—	—
Total commercial loans with no ALLL recorded	49	41	—	38	35	—
Consumer loans:
Residential mortgages - nonguaranteed	453	355	—	458	363	—
Residential construction	12	6	—	15	9	—
Total consumer loans with no ALLL recorded	465	361	—	473	372	—

Impaired LHFI with an ALLL recorded:
Commercial loans:
C&I	157	149	22	127	117	19
CRE	25	21	—	21	21	2
Total commercial loans with an ALLL recorded	182	170	22	148	138	21
Consumer loans:
Residential mortgages - nonguaranteed	1,112	1,087	107	1,133	1,103	113
Residential home equity products	927	871	52	953	895	54
Residential construction	91	89	7	93	90	7
Other direct	57	58	1	59	59	1
Indirect	129	128	6	123	122	7
Credit cards	27	7	1	26	7	1
Total consumer loans with an ALLL recorded	2,343	2,240	174	2,387	2,276	183
Total impaired LHFI	$3,039	$2,812	$196	$3,046	$2,821	$204
1 Carrying value reflects charge-offs that have been recognized plus other amounts that have been applied to adjust the net book balance.

Included in the impaired LHFI carrying values above at both March 31, 2018 and December 31, 2017 were $2.4 billion of accruing TDRs, of which 98% and 96% were current, respectively. See Note 1, “Significant Accounting Policies,” to the Company's 2017 Annual Report on Form 10-K for further information regarding the Company’s loan impairment policy.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended March 31
	2018		2017
(Dollars in millions)	Average Carrying Value	Interest [1] Income Recognized	Average Carrying Value	Interest [1] Income Recognized
Impaired LHFI with no ALLL recorded:
Commercial loans:
C&I	$20	$—	$240	$1
CRE	21	—	—	—
Total commercial loans with no ALLL recorded	41	—	240	1
Consumer loans:
Residential mortgages - nonguaranteed	353	4	360	4
Residential construction	6	—	8	—
Total consumer loans with no ALLL recorded	359	4	368	4

Impaired LHFI with an ALLL recorded:
Commercial loans:
C&I	149	1	165	1
CRE	25	—	17	—
Total commercial loans with an ALLL recorded	174	1	182	1
Consumer loans:
Residential mortgages - nonguaranteed	1,093	12	1,216	15
Residential home equity products	873	9	833	8
Residential construction	90	1	105	1
Other direct	57	1	58	1
Indirect	131	2	108	1
Credit cards	7	—	6	—
Total consumer loans with an ALLL recorded	2,251	25	2,326	26
Total impaired LHFI	$2,825	$30	$3,116	$32
1 Of the interest income recognized during each of the three months ended March 31, 2018 and 2017, cash basis interest income was less than $1 million.

Notes to Consolidated Financial Statements (Unaudited), continued

NPAs are presented in the following table:

(Dollars in millions)	March 31, 2018	December 31, 2017
Nonaccrual loans/NPLs:
Commercial loans:
C&I	$216	$215
CRE	46	24
Commercial construction	—	1
Consumer loans:
Residential mortgages - nonguaranteed	253	206
Residential home equity products	169	203
Residential construction	16	11
Other direct	8	7
Indirect	4	7
Total nonaccrual loans/NPLs [1]	712	674
OREO [2]	59	57
Other repossessed assets	7	10
Total NPAs	$778	$741
1 Nonaccruing restructured loans are included in total nonaccrual loans/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or guaranteed by the VA. Proceeds due from the FHA and the VA are recorded as a receivable in Other assets in the Consolidated Balance Sheets until the property is conveyed and the funds are received. The receivable related to proceeds due from the FHA and the VA totaled $43 million and $45 million at March 31, 2018 and December 31, 2017, respectively.

The Company's recorded investment of nonaccruing loans secured by residential real estate properties for which formal foreclosure proceedings were in process at March 31, 2018 and December 31, 2017 was $81 million and $73 million, respectively. The Company's recorded investment of accruing loans secured by residential real estate properties for which formal foreclosure proceedings were in process at March 31, 2018 and December 31, 2017 was $106 million and $101 million, of which $99 million and $97 million were insured by the FHA or guaranteed by the VA, respectively.

At March 31, 2018, OREO included $54 million of foreclosed residential real estate properties and $3 million of foreclosed commercial real estate properties, with the remaining $2 million related to land.
At December 31, 2017, OREO included $51 million of foreclosed residential real estate properties and $4 million of foreclosed commercial real estate properties, with the remaining $2 million related to land.

Notes to Consolidated Financial Statements (Unaudited), continued

Restructured Loans
A TDR is a loan for which the Company has granted an economic concession to a borrower in response to financial difficulty experienced by the borrower, which the Company would not have considered otherwise. When a loan is modified under the terms of a TDR, the Company typically offers the borrower an extension of the loan maturity date and/or a reduction in the original contractual interest rate. In limited situations, the Company may offer to restructure a loan in a manner that ultimately results in the forgiveness of a contractually specified principal balance.
At both March 31, 2018 and December 31, 2017, the Company had $2 million of commitments to lend additional funds to debtors whose terms have been modified in a TDR. The number and carrying value of loans modified under the terms of a TDR, by type of modification, are presented in the following tables:

	Three Months Ended March 31, 2018 [1]
(Dollars in millions)	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	46	$—	$56	$56
Consumer loans:
Residential mortgages - nonguaranteed	61	9	8	17
Residential home equity products	136	—	13	13
Other direct	114	—	1	1
Indirect	778	—	20	20
Credit cards	308	1	1	2
Total TDR additions	1,443	$10	$99	$109
1 Includes loans modified under the terms of a TDR that were charged-off during the period.

	Three Months Ended March 31, 2017 [1]
(Dollars in millions)	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	30	$—	$41	$41
Consumer loans:
Residential mortgages - nonguaranteed	34	4	2	6
Residential home equity products	655	1	66	67
Other direct	110	—	1	1
Indirect	547	—	14	14
Credit cards	235	1	—	1
Total TDR additions	1,611	$6	$124	$130
1 Includes loans modified under the terms of a TDR that were charged-off during the period.

TDRs that defaulted during the three months ended March 31, 2018 and 2017, which were first modified within the previous 12 months, were immaterial. The majority of loans that were modified under the terms of a TDR and subsequently became 90 days or more delinquent have remained on nonaccrual status since the time of delinquency.

Concentrations of Credit Risk
The Company does not have a significant concentration of credit risk to any individual client except for the U.S. government and its agencies. However, a geographic concentration arises because the Company operates primarily within Florida, Georgia, Virginia, Maryland, and North Carolina. The Company’s total cross-border outstanding loans were $1.4 billion at both March 31, 2018 and December 31, 2017.

With respect to collateral concentration, the Company's recorded investment in residential real estate secured LHFI totaled $38.3 billion at March 31, 2018 and represented 27% of total LHFI. At December 31, 2017, the Company's recorded investment in residential real estate secured LHFI totaled $38.6 billion and represented 27% of total LHFI. Additionally, at March 31, 2018 and December 31, 2017, the Company had $10.2 billion and $10.1 billion in commitments to extend credit on home equity lines and $3.4 billion and $3.0 billion in residential mortgage commitments outstanding, respectively. At March 31, 2018 and December 31, 2017, 2% and 1%, respectively, of the Company's residential real estate secured LHFI were insured by the FHA or guaranteed by the VA.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 7 - ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the unfunded commitments reserve. Activity in the allowance for credit losses is summarized in the following table:

	Three Months Ended March 31
(Dollars in millions)	2018	2017
Balance, beginning of period	$1,814	$1,776
Provision for loan losses	38	117
Provision for unfunded commitments	(10)	2
Loan charge-offs	(106)	(146)
Loan recoveries	27	34
Balance, end of period	$1,763	$1,783

Components:
ALLL	$1,694	$1,714
Unfunded commitments reserve [1]	69	69
Allowance for credit losses	$1,763	$1,783
1 The unfunded commitments reserve is recorded in Other liabilities in the Consolidated Balance Sheets.

Activity in the ALLL by loan segment is presented in the following tables:

	Three Months Ended March 31, 2018
(Dollars in millions)	Commercial Loans	Consumer Loans	Total
Balance, beginning of period	$1,101	$634	$1,735
Provision for loan losses	(16)	54	38
Loan charge-offs	(23)	(83)	(106)
Loan recoveries	6	21	27
Balance, end of period	$1,068	$626	$1,694

	Three Months Ended March 31, 2017
(Dollars in millions)	Commercial Loans	Consumer Loans	Total
Balance, beginning of period	$1,124	$585	$1,709
Provision for loan losses	46	71	117
Loan charge-offs	(63)	(83)	(146)
Loan recoveries	13	21	34
Balance, end of period	$1,120	$594	$1,714

As discussed in Note 1, “Significant Accounting Policies,” to the Company's 2017 Annual Report on Form 10-K, the ALLL is composed of both specific allowances for certain nonaccrual loans and TDRs, and general allowances for groups of loans with similar risk characteristics. No allowance is required for loans measured at fair value. Additionally, the Company records an immaterial allowance for loan products that are insured by federal agencies or guaranteed by GSEs, as there is nominal risk of principal loss.

Notes to Consolidated Financial Statements (Unaudited), continued

The Company’s LHFI portfolio and related ALLL is presented in the following tables:

	March 31, 2018
	Commercial Loans		Consumer Loans		Total
(Dollars in millions)	Carrying Value	Related ALLL	Carrying Value	Related ALLL	Carrying Value	Related ALLL
LHFI evaluated for impairment:
Individually evaluated	$211	$22	$2,601	$174	$2,812	$196
Collectively evaluated	75,113	1,046	64,505	452	139,618	1,498
Total evaluated	75,324	1,068	67,106	626	142,430	1,694
LHFI measured at fair value	—	—	188	—	188	—
Total LHFI	$75,324	$1,068	$67,294	$626	$142,618	$1,694

	December 31, 2017
	Commercial Loans		Consumer Loans		Total
(Dollars in millions)	Carrying Value	Related ALLL	Carrying Value	Related ALLL	Carrying Value	Related ALLL
LHFI evaluated for impairment:
Individually evaluated	$173	$21	$2,648	$183	$2,821	$204
Collectively evaluated	75,304	1,080	64,860	451	140,164	1,531
Total evaluated	75,477	1,101	67,508	634	142,985	1,735
LHFI measured at fair value	—	—	196	—	196	—
Total LHFI	$75,477	$1,101	$67,704	$634	$143,181	$1,735

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company conducts a goodwill impairment test at the reporting unit level at least annually, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. See Note 1, "Significant Accounting Policies," to the Company's 2017 Annual Report on Form 10-K for additional information regarding the Company's goodwill accounting policy.
In the first quarter of 2018, the Company performed a qualitative goodwill assessment on its Consumer and Wholesale reporting units, considering changes in key assumptions as well as other events and circumstances occurring since the most recent annual goodwill impairment test performed as of October 1, 2017. The Company concluded, based on the totality of factors observed, that it is not more-likely-than-not that the fair values of its reportable segments are less than their respective carrying values. Accordingly, goodwill was not required to be quantitatively tested for impairment during the three months ended March 31, 2018.
There were no material changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2018 and 2017.

Notes to Consolidated Financial Statements (Unaudited), continued

Other Intangible Assets
Changes in the carrying amounts of other intangible assets for the three months ended March 31 are presented in the following table:

(Dollars in millions)	Residential MSRs - Fair Value	Commercial Mortgage Servicing Rights and Other	Total
Balance, January 1, 2018	$1,710	$81	$1,791
Amortization [1]	—	(5)	(5)
Servicing rights originated	76	4	80
Servicing rights purchased	74	—	74
Changes in fair value:
Due to changes in inputs and assumptions [2]	111	—	111
Other changes in fair value [3]	(55)	—	(55)
Balance, March 31, 2018	$1,916	$80	$1,996

Balance, January 1, 2017	$1,572	$85	$1,657
Amortization [1]	—	(5)	(5)
Servicing rights originated	96	5	101
Changes in fair value:
Due to changes in inputs and assumptions [2]	27	—	27
Other changes in fair value [3]	(50)	—	(50)
Other [4]	—	(1)	(1)
Balance, March 31, 2017	$1,645	$84	$1,729
1 Does not include expense associated with non-qualified community development investments. See Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," for additional information.
2 Primarily reflects changes in option adjusted spreads and prepayment speed assumptions, due to changes in interest rates.
3 Represents changes due to the collection of expected cash flows, net of accretion due to the passage of time.
4 Represents measurement period adjustment on other intangible assets acquired previously in the Pillar acquisition.

The gross carrying value and accumulated amortization of other intangible assets are presented in the following table:

	March 31, 2018			December 31, 2017
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized other intangible assets [1]:
Commercial mortgage servicing rights	$83	($19)	$64	$79	($14)	$65
Other (definite-lived)	17	(13)	4	32	(28)	4
Unamortized other intangible assets:
Residential MSRs (carried at fair value)	1,916	—	1,916	1,710	—	1,710
Other (indefinite-lived)	12	—	12	12	—	12
Total other intangible assets	$2,028	($32)	$1,996	$1,833	($42)	$1,791
1 Excludes fully amortized other intangible assets.
Servicing Rights
The Company acquires servicing rights and retains servicing rights for certain of its sales or securitizations of residential mortgages and commercial loans. Servicing rights on residential and commercial mortgages are the only material servicing assets capitalized by the Company and are classified as Other intangible assets on the Company's Consolidated Balance Sheets.
Residential Mortgage Servicing Rights
Income earned by the Company on its residential MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs. Such income earned for the three months ended March 31, 2018 and 2017 totaled $107 million and $101 million, respectively. These amounts are reported in Mortgage servicing related income in the Consolidated Statements of Income.
At March 31, 2018 and December 31, 2017, the total UPB of residential mortgage loans serviced was $164.7 billion and $165.5 billion, respectively. Included in these amounts at March 31, 2018 and December 31, 2017 were $135.3 billion and $136.1 billion, respectively, of loans serviced for third parties. The Company purchased MSRs on residential loans with a UPB of $5.9 billion during the three months ended March 31, 2018;

Notes to Consolidated Financial Statements (Unaudited), continued

however, these loans are not reflected in the UPB amounts above as the transfer of servicing is scheduled for the second quarter of 2018. No MSRs on residential loans were purchased during the three months ended March 31, 2017. During the three months ended March 31, 2018 and 2017, the Company sold MSRs on residential loans, at a price approximating their fair value, with a UPB of $102 million and $64 million, respectively.
The Company measures the fair value of its residential MSRs using a valuation model that calculates the present value of estimated future net servicing income using prepayment projections, spreads, and other assumptions. The Consumer Valuation Committee reviews and approves all significant assumption changes at least quarterly, evaluating these inputs compared to various market and empirical data sources. Changes to valuation model inputs are reflected in the periods' results. See Note 16, “Fair Value Election and Measurement,” for further information regarding the Company's residential MSR valuation methodology.
A summary of the key inputs used to estimate the fair value of the Company’s residential MSRs at March 31, 2018 and December 31, 2017, and the sensitivity of the fair values to immediate 10% and 20% adverse changes in those inputs, are presented in the following table.

(Dollars in millions)	March 31, 2018	December 31, 2017
Fair value of residential MSRs	$1,916	$1,710
Prepayment rate assumption (annual)	13%	13%
Decline in fair value from 10% adverse change	$89	$85
Decline in fair value from 20% adverse change	169	160
Option adjusted spread (annual)	4%	4%
Decline in fair value from 10% adverse change	$53	$47
Decline in fair value from 20% adverse change	101	90
Weighted-average life (in years)	5.6	5.4
Weighted-average coupon	4.0%	3.9%
These residential MSR sensitivities are hypothetical and should be used with caution. Changes in fair value based on variations in assumptions generally cannot be extrapolated because (i) the relationship of the change in an assumption to the change in fair value may not be linear and (ii) changes in one assumption may result in changes in another, which might magnify or counteract the sensitivities. The sensitivities do not reflect the effect of hedging activity undertaken by the Company to offset changes in the fair value of MSRs. See Note 15, “Derivative Financial Instruments,” for further information regarding these hedging activities.
Commercial Mortgage Servicing Rights
Income earned by the Company on its commercial mortgage servicing rights is derived primarily from contractually specified servicing fees and other ancillary fees, and is reported in

Commercial real estate related income in the Consolidated Statements of Income. Such income earned for the three months ended March 31, 2018 and 2017 totaled $7 million and $5 million, respectively.
The Company also earns income from subservicing certain third party commercial mortgages for which the Company does not record servicing rights, which is reported in Commercial real estate related income in the Consolidated Statements of Income. Such income earned for the three months ended March 31, 2018 and 2017 totaled $3 million and $4 million, respectively.
At March 31, 2018 and December 31, 2017, the total UPB of commercial mortgage loans serviced for third parties was $31.1 billion and $30.1 billion, respectively. Included in these amounts at both March 31, 2018 and December 31, 2017 were $5.8 billion of loans serviced for third parties for which the Company records servicing rights, and $25.3 billion and $24.3 billion, respectively, of loans subserviced for third parties for which the Company does not record servicing rights. No commercial mortgage servicing rights were purchased or sold during the three months ended March 31, 2018 and 2017.
Commercial mortgage servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The Company calculates the fair value of commercial servicing rights based on the present value of estimated future net servicing income, considering prepayment projections and other assumptions. Impairment, if any, is recognized when the carrying value of the servicing asset exceeds the fair value at the measurement date. The amortized cost of the Company's commercial mortgage servicing rights were $64 million and $65 million at March 31, 2018 and December 31, 2017, respectively.
A summary of the key inputs used to estimate the fair value of the Company’s commercial mortgage servicing rights at March 31, 2018 and December 31, 2017, and the sensitivity of the fair values to immediate 10% and 20% adverse changes in those inputs, are presented in the following table.

(Dollars in millions)	March 31, 2018	December 31, 2017
Fair value of commercial mortgage servicing rights	$76	$75
Discount rate (annual)	12%	12%
Decline in fair value from 10% adverse change	$3	$3
Decline in fair value from 20% adverse change	6	6
Prepayment rate assumption (annual)	6%	7%
Decline in fair value from 10% adverse change	$1	$1
Decline in fair value from 20% adverse change	2	2
Weighted-average life (in years)	7.2	7.0
Float earnings rate (annual)	1.1%	1.1%

As with residential MSRs, these commercial mortgage servicing right sensitivities are hypothetical and should be used with caution.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 9 - OTHER ASSETS
The components of other assets are presented in the following table:

(Dollars in millions)	March 31, 2018	December 31, 2017
Equity securities with readily determinable fair values:
Mutual fund investments [1]	$135	$49
Other equity [1]	8	7
Equity securities without readily determinable fair values:
FHLB of Atlanta stock [1]	15	15
Federal Reserve Bank of Atlanta stock [1]	403	403
Other equity	52	26
Lease assets	1,567	1,528
Bank-owned life insurance	1,402	1,411
Community development investments [2]	1,383	1,331
Accrued income	936	880
Accounts receivable	768	2,201
Pension assets, net	476	464
Prepaid expenses	279	319
OREO	59	57
Other	796	727
Total other assets	$8,279	$9,418
1 Beginning January 1, 2018, the Company reclassified equity securities previously presented in Securities available for sale to Other assets on the Consolidated Balance Sheets. Reclassifications have been made to previously reported amounts for comparability.
2 See Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," for additional information.
Pursuant to the adoption of ASU 2016-01 on January 1, 2018, the Company elected the measurement alternative for measuring its other equity securities without readily determinable fair values. As reflected in the preceding table, the carrying amount of these other equity securities was $52 million and $26 million at March 31, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2018, an observable transaction occurred relating to these equity securities, which resulted in a remeasurement gain of $23 million recognized in Other noninterest income in the Company's Consolidated Statements of Income. There were no remeasurement losses on these equity securities during the three months ended March 31, 2018. See the “Equity Securities” and “Accounting Pronouncements” sections of Note 1, “Significant Accounting Policies,” for additional information on the Company's adoption of ASU 2016-01 and for policy updates related to equity securities.
Lease assets consist primarily of operating leases in which the Company is the lessor. In these scenarios, the Company leases assets and receives periodic rental payments. Depreciation on the leased asset is recognized over the term of the operating lease. Any impairment on the leased asset is recognized to the extent that the carrying value of the asset is not recoverable and is greater than its fair value.
Bank-owned life insurance consists of life insurance policies held on certain employees for which the Company is the beneficiary. These policies provide the Company an efficient form of funding for long-term retirement and other employee benefits costs.
Pension assets (net) represent the funded status of the Company's overfunded pension and other postretirement benefits plans, measured as the difference between the fair value of plan assets and the benefit obligation at period end.

NOTE 10 - CERTAIN TRANSFERS OF FINANCIAL ASSETS AND VARIABLE INTEREST ENTITIES
The Company has transferred loans and securities in sale or securitization transactions for which the Company retains certain beneficial interests, servicing rights, and/or recourse. These transfers of financial assets include certain residential mortgage loans, guaranteed student loans, and commercial and corporate loans, as discussed in the following section, "Transfers of Financial Assets." Cash receipts on beneficial interests held related to these transfers were immaterial for both the three months ended March 31, 2018 and 2017.
When a transfer or other transaction occurs with a VIE, the Company first determines whether it has a VI in the VIE. A VI is typically in the form of securities representing retained interests in transferred assets and, at times, servicing rights, and for commercial mortgage loans sold to Fannie Mae, the loss share guarantee. See Note 14, “Guarantees,” for further discussion of the Company's loss share guarantee. When determining whether to consolidate the VIE, the Company evaluates whether it is a primary beneficiary which has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE.

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
Except as specifically noted herein, the Company is not required to provide additional financial support to any of the entities to which the Company has transferred financial assets, nor has the Company provided any support it was not otherwise obligated to provide. No events occurred during the three months ended March 31, 2018 that changed the Company’s previous conclusions regarding whether it is the primary beneficiary of the VIEs described herein. Furthermore, no events occurred during the three months ended March 31, 2018 that changed the Company’s sale conclusion with regards to previously transferred residential mortgage loans, guaranteed student loans, or commercial and corporate loans.

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
The Company sold residential mortgage loans to Ginnie Mae, Fannie Mae, and Freddie Mac, which resulted in pre-tax net losses of $13 million and $4 million for the three months ended March 31, 2018 and 2017, respectively. Net gains/losses on the sale of residential mortgage LHFS are recorded at inception of the associated IRLCs and reflect the change in value of the loans resulting from changes in interest rates from the time the Company enters into the related IRLCs with borrowers until the loans are sold, but do not include the results of hedging activities initiated by the Company to mitigate this market risk. See Note 15, "Derivative Financial Instruments," for further discussion of the Company's hedging activities. The Company has made certain representations and warranties with respect to the transfer of these loans. See Note 14, “Guarantees,” for additional information regarding representations and warranties.
In a limited number of securitizations, the Company has received securities in addition to cash in exchange for the transferred loans, while also retaining servicing rights. The securities received are measured at fair value and classified as securities AFS. At March 31, 2018 and December 31, 2017, the fair value of securities received totaled $21 million and $22 million, respectively.
The Company evaluates securitization entities in which it has a VI for potential consolidation under the VIE consolidation model. Notwithstanding the Company's role as servicer, the Company typically does not have power over the securitization entities as a result of rights held by the master servicer. In certain transactions, the Company does have power as the servicer, but does not have an obligation to absorb losses, or the right to receive benefits, that could potentially be significant. In all such cases, the Company does not consolidate the securitization entity. Total assets of the unconsolidated entities in which the Company has a VI were $142 million and $147 million at March 31, 2018 and December 31, 2017, respectively.
The Company’s maximum exposure to loss related to these unconsolidated residential mortgage loan securitizations is comprised of the loss of value of any interests it retains, which was $21 million and $22 million at March 31, 2018 and December 31, 2017, respectively, and any repurchase obligations or other losses it incurs as a result of any guarantees related to these securitizations, which is discussed further in Note 14, “Guarantees.”

Guaranteed Student Loans
The Company has securitized government-guaranteed student loans through a transfer of loans to a securitization entity and retained the residual interest in the entity. The Company concluded that this entity should be consolidated because the Company has (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses, and the right to receive benefits, that could potentially be significant. At March 31, 2018 and December 31, 2017, the Company’s Consolidated Balance Sheets reflected $185 million and $192 million of assets held by the securitization entity and $182 million and $189 million of debt issued by the entity, respectively, inclusive of related accrued interest.
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
Commercial and Corporate Loans
The Company originates and sells certain commercial mortgage loans to Fannie Mae and Freddie Mac, originates FHA insured loans, and issues and sells Ginnie Mae commercial MBS secured by FHA insured loans. The Company transferred commercial loans to these Agencies and GSEs, which resulted in pre-tax net gains of $9 million and $11 million for the three months ended March 31, 2018 and 2017, respectively. The loans are exchanged for cash or securities that are readily redeemable for cash, with servicing rights retained. The Company has made certain representations and warranties with respect to the transfer of these loans and has entered into a loss share guarantee related to certain loans transferred to Fannie Mae. See Note 14, “Guarantees,” for additional information regarding the commercial mortgage loan loss share guarantee.

Notes to Consolidated Financial Statements (Unaudited), continued

The Company's total managed loans, including the LHFI portfolio and other transferred loans (securitized and unsecuritized), are presented in the following table by portfolio balance and delinquency status (accruing loans 90 days or more past due and all nonaccrual loans) at March 31, 2018 and December 31, 2017, as well as the related net charge-offs for the three months ended March 31, 2018 and 2017.

	Portfolio Balance		Past Due and Nonaccrual		Net Charge-offs
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	Three Months Ended March 31
(Dollars in millions)					2018		2017
LHFI portfolio:
Commercial	$75,324	$75,477	$271	$247	$17		$50
Consumer	67,294	67,704	1,789	1,832	62		62
Total LHFI portfolio	142,618	143,181	2,060	2,079	79		112
Managed securitized loans:
Commercial [1]	5,798	5,760	—	—	—		—
Consumer	133,489	134,160	308	171	2	[2]	3	[2]
Total managed securitized loans	139,287	139,920	308	171	2		3
Managed unsecuritized loans [3]	2,089	2,200	340	340	—		—
Total managed loans	$283,994	$285,301	$2,708	$2,590	$81		$115
1 Comprised of commercial mortgages sold through Fannie Mae, Freddie Mac, and Ginnie Mae securitizations, whereby servicing has been retained by the Company.
2 Amounts associated with $541 million and $602 million of managed securitized loans at March 31, 2018 and December 31, 2017, respectively. Net charge-off data is not reported to the Company for the remaining balance of $132.9 billion and $133.6 billion of managed securitized loans at March 31, 2018 and December 31, 2017, respectively.
3 Comprised of unsecuritized loans the Company originated and sold to private investors with servicing rights retained. Net charge-offs on these loans are not presented in the table as the data is not reported to the Company by the private investors that own these related loans.

Other Variable Interest Entities
In addition to exposure to VIEs arising from transfers of financial assets, the Company also has involvement with VIEs from other business activities.
Total Return Swaps
At both March 31, 2018 and December 31, 2017, the outstanding notional amounts of the Company's VIE-facing TRS contracts totaled $1.7 billion and related senior financing outstanding to VIEs totaled $1.7 billion. These financings were measured at fair value and classified within Trading assets and derivative instruments on the Consolidated Balance Sheets. The Company entered into client-facing TRS contracts of the same outstanding notional amounts. The notional amounts of the TRS contracts with VIEs represent the Company’s maximum exposure to loss, although this exposure has been mitigated via the TRS contracts with third party clients. For additional information on the Company’s TRS contracts and its involvement with these VIEs, see Note 15, “Derivative Financial Instruments,” as well as Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," to the Company's 2017 Annual Report on Form 10-K.

Community Development Investments
As part of its community reinvestment initiatives, the Company invests in multi-family affordable housing developments and other community development entities as a limited partner and/or a debt provider. These investments are recorded in Other assets on the Company’s Consolidated Balance Sheets. The Company receives tax credits for its limited partner investments, which are recorded in the Provision for income taxes in the Company's Consolidated Statements of Income. The Company has determined that the majority of the related partnerships are VIEs.
The Company has concluded that it is not the primary beneficiary of affordable housing partnerships when it invests as a limited partner and there is a third party general partner. The investments are accounted for in accordance with the accounting guidance for investments in affordable housing projects. The general partner, or an affiliate of the general partner, often provides guarantees to the limited partner, which protects the Company from construction and operating losses and tax credit allocation deficits. Assets of $2.3 billion in these and other community development partnerships were not included in the Consolidated Balance Sheets at both March 31, 2018 and December 31, 2017. The Company's limited partner interests had a carrying value of $1.1 billion at both March 31, 2018 and December 31, 2017. The Company’s maximum exposure to loss related to these investments totaled $1.4 billion at both March 31, 2018 and December 31, 2017. The Company’s maximum exposure to loss would result from the loss of its limited partner investments, net of liabilities, along with $344 million and $350 million of loans or interest-rate swap fair value exposures issued by the Company to the entities at March 31, 2018 and December 31, 2017, respectively. The remaining exposure to loss is primarily attributable to unfunded equity commitments that the Company is required to fund if certain conditions are met.
The Company also owns noncontrolling interests in funds whose purpose is to invest in community developments. At March 31, 2018 and December 31, 2017, the Company's investment in these funds totaled $317 million and $278 million, respectively. The Company's maximum exposure to loss on its investment in these funds is comprised of its equity investments in the funds, loans issued, and any additional unfunded equity commitments, which totaled $665 million and $643 million at March 31, 2018 and December 31, 2017, respectively.
During the three months ended March 31, 2018 and 2017, the Company recognized $30 million and $25 million of tax credits for qualified affordable housing projects, and $32 million

Notes to Consolidated Financial Statements (Unaudited), continued

and $24 million of amortization on these qualified affordable housing projects, respectively. This amortization, net of the related tax benefits, is recorded in the provision for income taxes.
Certain of the Company's community development investments do not qualify as affordable housing projects for accounting purposes. The Company recognized tax credits for these investments of $18 million and $17 million during the three months ended March 31, 2018 and 2017, respectively. Amortization recognized on these investments totaled $14 million and $12 million during the three months ended March 31, 2018 and 2017, respectively, recorded in Amortization in the Company's Consolidated Statements of Income.

NOTE 11 – NET INCOME PER COMMON SHARE
Equivalent shares of less than 1 million related to common stock options and common stock warrants outstanding at March 31, 2017 were excluded from the computations of diluted net income per average common share because they would have been anti-dilutive.

Reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding are presented in the following table.

	Three Months Ended March 31
(Dollars and shares in millions, except per share data)	2018	2017
Net income	$643	$468
Less:
Preferred stock dividends	(31)	(17)
Net income available to common shareholders	$612	$451

Average common shares outstanding - basic	468.7	490.1
Add dilutive securities:
RSUs	2.8	3.2
Common stock warrants and restricted stock	1.4	1.8
Stock options	0.7	0.9
Average common shares outstanding - diluted	473.6	496.0

Net income per average common share - diluted	$1.29	$0.91
Net income per average common share - basic	1.31	0.92

NOTE 12 - INCOME TAXES
For the three months ended March 31, 2018 and 2017, the provision for income taxes was $147 million and $159 million, representing effective tax rates of 19% and 25%, respectively. The effective tax rate for the three months ended March 31, 2018 was favorably impacted by a net $4 million discrete income tax benefit, while the effective tax rate for the three months ended March 31, 2017 was favorably impacted by a net $22 million discrete income tax benefit related primarily to share-based compensation.
The net discrete income tax benefit for the three months ended March 31, 2018 was driven by a $20 million tax benefit for share-based compensation and a $19 million tax benefit for an adjustment to the Company's December 31, 2017 remeasurement of its estimated DTAs and DTLs at the reduced federal corporate income tax rate of 21%. These income tax benefits were offset largely by a $35 million discrete tax expense related to an increase in the valuation allowance recorded for STM's state carryforwards. Any additional adjustment to the Company's December 31, 2017 remeasurement of its estimated DTAs and DTLs would be recorded as an adjustment to the provision for income taxes in 2018 in the period the adjustment amount is determined.
At March 31, 2018 and December 31, 2017, the Company had a valuation allowance recorded against its state carryforwards and certain state DTAs of $179 million and $143 million, respectively. This increase in the valuation allowance was due primarily to the impact of the pending merger of STM and the Bank on the future realization of STM's state NOL carryforwards. See Note 18, “Business Segment Reporting,” for additional information regarding the pending merger of STM and the Bank.
The provision for income taxes includes both federal and state income taxes and differs from the provision using statutory rates due primarily to favorable permanent tax items such as interest income from lending to tax-exempt entities, tax credits from community reinvestment activities, and amortization expense related to qualified affordable housing investment costs. The Company calculated the provision for income taxes for the three months ended March 31, 2018 and 2017 by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusting for discrete items that occurred during the period.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 13 - EMPLOYEE BENEFIT PLANS
The Company sponsors various compensation and benefit programs to attract and retain talent. Aligned with a pay for performance culture, the Company's plans and programs include short-term incentives, AIP, and various LTI plans. See Note 15,

"Employee Benefit Plans," to the Company's 2017 Annual Report on Form 10-K for additional information regarding the Company's employee benefit plans.

Stock-based compensation expense recognized in Employee compensation in the Consolidated Statements of Income consisted of the following:

	Three Months Ended March 31
(Dollars in millions)	2018	2017
RSUs	$39	$34
Phantom stock units [1]	17	24
Total stock-based compensation expense	$56	$58

Stock-based compensation tax benefit [2]	$13	$22
1 Phantom stock units are settled in cash. The Company paid $75 million and $76 million during the three months ended March 31, 2018 and 2017, respectively, related to these share-based liabilities.
2 Does not include excess tax benefits or deficiencies recognized in the Provision for income taxes in the Consolidated Statements of Income.

Components of net periodic benefit related to the Company's pension and other postretirement benefits plans are presented in the following table and are recognized in Employee benefits in the Consolidated Statements of Income:

	Three Months Ended March 31
	Pension Benefits [1]		Other Postretirement Benefits
(Dollars in millions)	2018	2017	2018	2017
Service cost	$1	$1	$—	$—
Interest cost	23	24	—	—
Expected return on plan assets	(47)	(48)	(1)	(1)
Amortization of prior service credit	—	—	(2)	(1)
Amortization of actuarial loss	6	6	—	—
Net periodic benefit	($17)	($17)	($3)	($2)
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

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 14 – GUARANTEES
The Company has undertaken certain guarantee obligations in the ordinary course of business. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform and make future payments should certain triggering events occur. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or through provision of the Company’s services. The following is a discussion of the guarantees that the Company has issued at March 31, 2018. The Company has also entered into certain contracts that are similar to guarantees, but that are accounted for as derivative instruments as discussed in Note 15, “Derivative Financial Instruments.”

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
At March 31, 2018 and December 31, 2017, the maximum potential exposure to loss related to the Company's issued letters of credit was $2.5 billion and $2.6 billion, respectively. The Company’s outstanding letters of credit generally have a term of more than one year. Some standby letters of credit are designed to be drawn upon in the normal course of business and others are drawn upon only in circumstances of dispute or default in the underlying transaction to which the Company is not a party. In all cases, the Company is entitled to reimbursement from the client. If a letter of credit is drawn upon and reimbursement is not provided by the client, the Company may take possession of the collateral securing the letter of credit, where applicable.
The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with its credit policies. Consistent with the methodologies used for all commercial borrowers, an internal assessment of the PD and loss severity in the event of default is performed. The management of credit risk for letters of credit leverages the risk rating process to focus greater visibility on higher risk and higher dollar letters of credit. The allowance associated with letters of credit is a component of the unfunded commitments reserve recorded in Other liabilities on the Consolidated Balance Sheets and is included in the allowance for credit losses as disclosed in Note 7, “Allowance for Credit Losses.” Additionally, unearned fees relating to letters of credit are recorded in Other liabilities on the Consolidated Balance Sheets. The net carrying amount of unearned fees was immaterial at both March 31, 2018 and December 31, 2017.

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
The Company’s reserve for residential mortgage loan repurchases was $39 million and $40 million at March 31, 2018 and 2017, respectively, and there were no changes in the Company’s reserve for residential mortgage loan repurchases during the three months ended March 31, 2018 and 2017. A significant degree of judgment is used to estimate the mortgage repurchase liability as the estimation process is inherently uncertain and subject to imprecision. The Company believes that its reserve appropriately estimates incurred losses based on its current analysis and assumptions. While the mortgage repurchase reserve includes the estimated cost of settling claims related to required repurchases, the Company's estimate of losses depends on its assumptions regarding GSE and other counterparty behavior, loan performance, home prices, and other factors. The liability is recorded in Other liabilities on the Consolidated Balance Sheets, and the related repurchase provision/(benefit) is recognized in Mortgage production related income in the Consolidated Statements of Income. See Note 17, "Contingencies," for additional information on current legal matters related to loan sales.
The following table summarizes the carrying value of the Company's outstanding repurchased residential mortgage loans:

(Dollars in millions)	March 31, 2018	December 31, 2017
Outstanding repurchased residential mortgage loans:
Performing LHFI	$197	$203
Nonperforming LHFI	18	16
Total carrying value of outstanding repurchased residential mortgages	$215	$219

Residential mortgage loans sold to Ginnie Mae are insured by the FHA or are guaranteed by the VA. As servicer, the Company may elect to repurchase delinquent loans in accordance with Ginnie Mae guidelines; however, the loans continue to be insured. The Company may also indemnify the FHA and VA for

Notes to Consolidated Financial Statements (Unaudited), continued

losses related to loans not originated in accordance with their guidelines.
Commercial Mortgage Loan Loss Share Guarantee
In connection with the acquisition of Pillar, the Company assumed a loss share obligation associated with the terms of a master loss sharing agreement with Fannie Mae for multi-family commercial mortgage loans that were sold by Pillar to Fannie Mae under Fannie Mae’s delegated underwriting and servicing program. Upon the acquisition of Pillar, the Company entered into a lender contract amendment with Fannie Mae for multi-family commercial mortgage loans that Pillar sold to Fannie Mae prior to acquisition and that the Company sold to Fannie Mae subsequent to acquisition, whereby the Company bears a risk of loss of up to one-third of the incurred losses resulting from borrower defaults. The breach of any representation or warranty related to a loan sold to Fannie Mae could increase the Company's level of risk-sharing associated with the loan. The outstanding UPB of loans sold subject to the loss share guarantee was $3.3 billion and $3.4 billion at March 31, 2018 and December 31, 2017, respectively. The maximum potential exposure to loss was $940 million and $962 million at March 31, 2018 and December 31, 2017, respectively. Using probability of default and severity of loss estimates, the Company's loss share liability was $11 million at both March 31, 2018 and December 31, 2017, and is recorded in Other liabilities on the Consolidated Balance Sheets.
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
In May 2009, the Company sold its 3.2 million Class B shares to the Visa Counterparty and entered into a derivative with the Visa Counterparty. Under the derivative, the Visa Counterparty is compensated by the Company for any decline in the conversion factor as a result of the outcome of the Litigation. Conversely, the Company is compensated by the Visa Counterparty for any increase in the conversion factor. The amount of payments made or received under the derivative is a function of the 3.2 million shares sold to the Visa Counterparty, the change in conversion rate, and Visa’s share price. The Visa Counterparty, as a result of its ownership of the Class B shares, is impacted by dilutive adjustments to the conversion factor of the Class B shares caused by the Litigation losses. Additionally, the Company will make periodic payments based on the notional of the derivative and a fixed rate until the date on which the Litigation is settled. The fair value of the derivative is estimated based on unobservable inputs consisting of management's estimate of the probability of certain litigation scenarios and the timing of the resolution of the Litigation due in large part to the aforementioned decision by the U.S. Court of Appeals for the Second Circuit. The fair value of the derivative liability was $15 million at both March 31, 2018 and December 31, 2017. The fair value of the derivative is estimated based on the Company's expectations regarding the resolution of the Litigation. The ultimate impact to the Company could be significantly different based on the Litigation outcome.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 15 - DERIVATIVE FINANCIAL INSTRUMENTS
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

Credit and Market Risk Associated with Derivative Instruments
Derivatives expose the Company to risk that the counterparty to the derivative contract does not perform as expected. The Company manages its exposure to counterparty credit risk associated with derivatives by entering into transactions with counterparties with defined exposure limits based on their credit quality and in accordance with established policies and procedures. All counterparties are reviewed regularly as part of the Company’s credit risk management practices and appropriate action is taken to adjust the exposure limits to certain counterparties as necessary. The Company’s derivative transactions are generally governed by ISDA agreements or other legally enforceable industry standard master netting agreements. In certain cases and depending on the nature of the underlying derivative transactions, bilateral collateral agreements are also utilized. Furthermore, the Company and its subsidiaries are subject to OTC derivative clearing requirements, which require certain derivatives to be cleared through central clearing houses, such as LCH and the CME. These clearing houses require the Company to post initial and variation margin to mitigate the risk of non-payment, the latter of which is received or paid daily based on the net asset or liability position of the contracts. Effective January 3, 2017, the CME amended its rulebook to legally characterize variation margin cash payments for cleared OTC derivatives as settlement rather than as collateral. Consistent with the CME's amended requirements, LCH amended its rulebook effective January 16, 2018, to legally characterize variation margin cash payments for cleared OTC derivatives as settlement rather than as collateral. As a result, in the first quarter of 2018, the Company began reducing the corresponding derivative asset and liability balances for LCH-

cleared OTC derivatives to reflect the settlement of those positions via the exchange of variation margin.
When the Company has more than one outstanding derivative transaction with a single counterparty, and there exists a legal right of offset with that counterparty, the Company considers its exposure to the counterparty to be the net fair value of its derivative positions with that counterparty. If the net fair value is positive, then the corresponding asset value also reflects cash collateral held. At March 31, 2018, the economic exposure of these net derivative asset positions was $510 million, reflecting $936 million of net derivative gains, adjusted for cash and other collateral of $426 million that the Company held in relation to these positions. At December 31, 2017, the economic exposure of net derivative asset positions was $541 million, reflecting $940 million of net derivative gains, adjusted for cash and other collateral held of $399 million.
Derivatives also expose the Company to market risk arising from the adverse effects that changes in market factors, such as interest rates, currency rates, equity prices, commodity prices, or implied volatility, may have on the value of the Company's derivatives. The Company manages this risk by establishing and monitoring limits on the types and degree of risk that may be undertaken. The Company measures its market risk exposure using a VAR methodology for derivatives designated as trading instruments. Other tools and risk measures are also used to actively manage risk associated with derivatives including scenario analysis and stress testing.
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
For purposes of estimating the Company’s own credit risk on derivative liability positions, the DVA, the Company uses probabilities of default from observable, sector/rating based CDS data. The Company adjusted the net fair value of its derivative contracts for estimates of both counterparty credit risk and its own credit risk by approximately $3 million and $5 million at March 31, 2018 and December 31, 2017, respectively. For additional information on the Company's fair value measurements, see Note 16, "Fair Value Election and Measurement."
Currently, the majority of the Company’s derivatives contain contingencies that relate to the creditworthiness of the Bank. These contingencies, which are contained in industry standard master netting agreements, may be considered events of default. Should the Bank be in default under any of these

Notes to Consolidated Financial Statements (Unaudited), continued

provisions, the Bank’s counterparties would be permitted to close out transactions with the Bank on a net basis, at amounts that would approximate the fair values of the derivatives, resulting in a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. Additionally, certain of the Company’s derivative liability positions, totaling $934 million and $1.1 billion in fair value at March 31, 2018 and December 31, 2017, respectively, contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an ATE that permits the counterparties to close-out net and apply collateral or, where a CSA is present, require the Bank to post additional collateral.
At March 31, 2018, the Bank held senior long-term debt credit ratings of Baal/A-/A- from Moody’s, S&P, and Fitch, respectively. At March 31, 2018, ATEs have been triggered for less than $1 million in fair value liabilities. The maximum additional liability that could be triggered from ATEs was approximately $17 million at March 31, 2018. At March 31, 2018, $922 million in fair value of derivative liabilities were subject to CSAs, against which the Bank has posted $910 million in collateral, primarily in the form of cash. If requested by the counterparty pursuant to the terms of the CSA, the Bank would be required to post additional collateral of approximately $1 million against these contracts if the Bank were downgraded to Baa2/BBB+. Further downgrades to Baa3/BBB would require the Bank to post an additional $4 million of collateral. Any further downgrades below Ba1/BBB- do not contain predetermined collateral posting levels.

Notional and Fair Value of Derivative Positions
The following tables present the Company’s derivative positions at March 31, 2018 and December 31, 2017. The notional amounts in the tables are presented on a gross basis and have been classified within derivative assets or derivative liabilities based on the estimated fair value of the individual contract at March 31, 2018 and December 31, 2017. Gross positive and gross negative fair value amounts associated with respective notional amounts are presented without consideration of any netting agreements, including collateral arrangements. Net fair value derivative amounts are adjusted on an aggregate basis, where applicable, to take into consideration the effects of legally enforceable master netting agreements, including any cash collateral received or paid, and are recognized in Trading assets and derivative instruments or Trading liabilities and derivative instruments on the Consolidated Balance Sheets. For contracts constituting a combination of options that contain a written option and a purchased option (such as a collar), the notional amount of each option is presented separately, with the purchased notional amount generally being presented as a derivative asset and the written notional amount being presented as a derivative liability. For other contracts that contain a combination of options, the fair value is generally presented as a single value with the purchased notional amount if the combined fair value is positive, and with the written notional amount if the combined fair value is negative.

Notes to Consolidated Financial Statements (Unaudited), continued

	March 31, 2018
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amounts [1]	Fair Value	Notional Amounts [1]	Fair Value
Derivative instruments designated in cash flow hedging relationships [2]
Interest rate contracts hedging floating rate LHFI	$9,250	$2	$2,850	$—

Derivative instruments designated in fair value hedging relationships [3]
Interest rate contracts hedging fixed rate debt	4,250	1	2,605	—
Interest rate contracts hedging brokered time deposits	30	—	30	—
Subtotal	4,280	1	2,635	—

Derivative instruments not designated as hedging instruments [4]
Interest rate contracts hedging:
Residential MSRs [5]	15,504	30	19,420	11
LHFS, IRLCs [6]	3,413	13	3,111	10
LHFI	—	—	175	—
Trading activity [7]	74,322	708	52,545	870
Foreign exchange rate contracts hedging loans and trading activity	4,054	133	3,676	121
Credit contracts hedging:
LHFI	—	—	585	9
Trading activity [8]	1,661	22	1,673	19
Equity contracts hedging trading activity [7]	15,050	2,070	21,964	2,372
Other contracts:
IRLCs and other [9]	1,624	18	382	18
Commodity derivatives	755	77	748	75
Subtotal	116,383	3,071	104,279	3,505
Total derivative instruments	$129,913	$3,074	$109,764	$3,505

Total gross derivative instruments, before netting		$3,074		$3,505
Less: Legally enforceable master netting agreements		(2,009)		(2,009)
Less: Cash collateral received/paid		(408)		(916)
Total derivative instruments, after netting		$657		$580
1 For centrally-cleared derivatives, notional amounts are presented based on the fair value of the related derivative asset or derivative liability after applying variation margin.
2 See “Cash Flow Hedges” in this Note for further discussion.
3 See “Fair Value Hedges” in this Note for further discussion.
4 See “Economic Hedging and Trading Activities” in this Note for further discussion.
5 Amount includes $2.0 billion of notional amounts related to interest rate futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.
6 Amount includes $330 million of notional amounts related to interest rate futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.
7 Amounts include $9.7 billion of notional amounts related to interest rate futures and $1.3 billion of notional amounts related to equity futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table. Amounts also include notional amounts related to interest rate swaps hedging fixed rate debt.
8 Asset and liability amounts include $5 million and $17 million, respectively, of notional amounts from purchased and written credit risk participation agreements, whose notional is calculated as the notional of the derivative participated adjusted by the relevant RWA conversion factor.
9 Includes $49 million notional amount that is based on the 3.2 million of Visa Class B shares, the conversion ratio from Class B shares to Class A shares, and the Class A share price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Class B shares in the second quarter of 2009. See Note 14, “Guarantees” for additional information.

Notes to Consolidated Financial Statements (Unaudited), continued

	December 31, 2017
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Derivative instruments designated in cash flow hedging relationships [1]
Interest rate contracts hedging floating rate LHFI	$5,850	$2	$8,350	$252

Derivative instruments designated in fair value hedging relationships [2]
Interest rate contracts hedging fixed rate debt	1,250	1	4,670	58
Interest rate contracts hedging brokered time deposits	30	—	30	—
Subtotal	1,280	1	4,700	58

Derivative instruments not designated as hedging instruments [3]
Interest rate contracts hedging:
Residential MSRs [4]	31,895	119	10,126	119
LHFS, IRLCs [5]	4,550	9	3,040	6
LHFI	90	2	85	2
Trading activity [6]	78,223	1,066	48,143	946
Foreign exchange rate contracts hedging loans and trading activity	3,409	110	3,649	102
Credit contracts hedging:
LHFI	—	—	515	11
Trading activity [7]	1,721	15	1,733	12
Equity contracts hedging trading activity [6]	13,837	2,499	25,070	2,857
Other contracts:
IRLCs and other [8]	1,671	18	346	16
Commodity derivatives	712	63	710	61
Subtotal	136,108	3,901	93,417	4,132
Total derivative instruments	$143,238	$3,904	$106,467	$4,442

Total gross derivative instruments, before netting		$3,904		$4,442
Less: Legally enforceable master netting agreements		(2,731)		(2,731)
Less: Cash collateral received/paid		(371)		(1,303)
Total derivative instruments, after netting		$802		$408
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
8 Includes $49 million notional amount that is based on the 3.2 million of Visa Class B shares, the conversion ratio from Class B shares to Class A shares, and the Class A share price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Class B shares in the second quarter of 2009. See Note 14, “Guarantees” for additional information.

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

The following tables present total gross derivative instrument assets and liabilities at March 31, 2018 and December 31, 2017, which are adjusted to reflect the effects of legally enforceable master netting agreements and cash collateral received or paid when calculating the net amount reported in the Consolidated Balance Sheets. Also included in the tables are financial instrument collateral related to legally enforceable master netting agreements that represents securities collateral received or pledged and customer cash collateral held at third party custodians. These amounts are not offset on the Consolidated Balance Sheets but are shown as a reduction to total derivative instrument assets and liabilities to derive net derivative assets and liabilities. These amounts are limited to the derivative asset/liability balance, and accordingly, do not include excess collateral received/pledged.

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
March 31, 2018
Derivative instrument assets:
Derivatives subject to master netting arrangement or similar arrangement	$2,805	$2,279	$526		$18	$508
Derivatives not subject to master netting arrangement or similar arrangement	17	—	17		—	17
Exchange traded derivatives	252	138	114		—	114
Total derivative instrument assets	$3,074	$2,417	$657	[1]	$18	$639

Derivative instrument liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$3,253	$2,787	$466		$34	$432
Derivatives not subject to master netting arrangement or similar arrangement	114	—	114		—	114
Exchange traded derivatives	138	138	—		—	—
Total derivative instrument liabilities	$3,505	$2,925	$580	[2]	$34	$546

December 31, 2017
Derivative instrument assets:
Derivatives subject to master netting arrangement or similar arrangement	$3,491	$2,923	$568		$28	$540
Derivatives not subject to master netting arrangement or similar arrangement	18	—	18		—	18
Exchange traded derivatives	395	179	216		—	216
Total derivative instrument assets	$3,904	$3,102	$802	[1]	$28	$774

Derivative instrument liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$4,128	$3,855	$273		$27	$246
Derivatives not subject to master netting arrangement or similar arrangement	130	—	130		—	130
Exchange traded derivatives	184	179	5		—	5
Total derivative instrument liabilities	$4,442	$4,034	$408	[2]	$27	$381
1 At March 31, 2018, $657 million, net of $408 million offsetting cash collateral, is recognized in Trading assets and derivative instruments within the Company's Consolidated Balance Sheets. At December 31, 2017, $802 million, net of $371 million offsetting cash collateral, is recognized in Trading assets and derivative instruments within the Company's Consolidated Balance Sheets.
2 At March 31, 2018, $580 million, net of $916 million offsetting cash collateral, is recognized in Trading liabilities and derivative instruments within the Company's Consolidated Balance Sheets. At December 31, 2017, $408 million, net of $1.3 billion offsetting cash collateral, is recognized in Trading liabilities and derivative instruments within the Company's Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Unaudited), continued

Fair Value and Cash Flow Hedging Instruments
Fair Value Hedging
The Company enters into interest rate swap agreements as part of its risk management objectives for hedging exposure to changes in fair value due to changes in interest rates. These hedging arrangements convert certain fixed rate long-term debt and CDs to floating rates. Consistent with this objective, the Company reflects the accrued contractual interest on the hedged item and the related swaps as part of current period interest expense. There were no components of derivative gains or losses excluded in the Company’s assessment of hedge effectiveness related to the fair value hedges.
Beginning January 1, 2018, the Company early adopted ASU 2017-12 and modified its measurement methodology for certain hedged items designated under fair value hedge relationships. The Company elected to perform its subsequent assessments of hedge effectiveness using a qualitative, rather than a quantitative, approach. The adoption resulted in an immaterial cumulative effect adjustment to the opening balance of retained earnings and a basis adjustment to the related hedged items. For additional information on the Company's adoption of ASU 2017-12 and related policy updates, see Note 1, “Significant Accounting Policies.”

Cash Flow Hedging
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
The Company enters into interest rate swaps designated as cash flow hedging instruments to hedge its exposure to benchmark interest rate risk associated with floating rate loans. For the three months ended March 31, 2018, the amount of pre-tax loss recognized in OCI on derivative instruments was $165 million. At both March 31, 2018 and December 31, 2017, the maturities for hedges of floating rate loans ranged from less than one year to five years, with the weighted average being 3.6 years. These hedges have been highly effective in offsetting the designated risks. At March 31, 2018, $75 million of deferred net pre-tax losses on derivative instruments designated as cash flow hedges on floating rate loans recognized in AOCI are expected to be reclassified into net interest income during the next twelve months. The amount to be reclassified into income incorporates the impact from both active and terminated cash flow hedges, including the net interest income earned on the active hedges, assuming no changes in LIBOR. The Company may choose to terminate or de-designate a hedging relationship due to a change in the risk management objective for that specific hedge item, which may arise in conjunction with an overall balance sheet management strategy.

Pursuant to the adoption of ASU 2017-12, the following table presents gains and losses on derivatives in fair value and cash flow hedging relationships by contract type and by income statement line item for the three months ended March 31, 2018. For the three months ended March 31, 2017 the table presented below remains unchanged. The tables do not disclose the financial impact of the activities that these derivative instruments are intended to hedge.

	Net Interest Income
(Dollars in millions)	Interest and fees on LHFI		Interest on Long-term Debt		Interest on Deposits	Total
Three Months Ended March 31, 2018
Interest income/(expense), including the effects of fair value and cash flow hedges	$1,398		($74)		($131)	$1,193

Gain/(loss) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—		$3		$—	$3
Recognized on derivatives	—		(72)		—	(72)
Recognized on hedged items	—		69	[1]	—	69
Net income/(expense) recognized on fair value hedges	$—		$—		$—	$—

Loss on cash flow hedging relationships:
Interest rate contracts:
Amount of pre-tax loss reclassified from AOCI into income	($5)	[2]	$—		$—	($5)
Net expense recognized on cash flow hedges	($5)		$—		$—	($5)
1 Includes $2 million of amortization expense from de-designated fair value hedging relationships.
2 During the three months ended March 31, 2018, the Company also reclassified $4 million of pre-tax gains from AOCI into Net interest income relating to hedging relationships that have been terminated and are reclassified into earnings consistent with the pattern of net cash flows expected to be recognized.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended March 31, 2017
(Dollars in millions)	Amount of Loss on Derivatives Recognized in Income	Amount of Gain on Related Hedged Items Recognized in Income	Amount of Gain Recognized in Income on Hedges (Ineffective Portion)
Derivative instruments in fair value hedging relationships:
Interest rate contracts hedging fixed rate debt [1]	($11)	$13	$2
Interest rate contracts hedging brokered time deposits [1]	—	—	—
Total	($11)	$13	$2
1 Amounts are recognized in Trading income in the Consolidated Statements of Income.

	Three Months Ended March 31, 2017
(Dollars in millions)	Amount of Pre-tax Loss Recognized in OCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)	Classification of Pre-tax Gain Reclassified from AOCI into Income (Effective Portion)
Derivative instruments in cash flow hedging relationships:
Interest rate contracts hedging floating rate LHFI [1]	($25)	$23	Interest and fees on loans held for investment
1 During the three months ended March 31, 2017, the Company also reclassified $18 million of pre-tax gains from AOCI into Net interest income relating to hedging relationships that have been terminated and are reclassified into earnings consistent with the pattern of net cash flows expected to be recognized.

Pursuant to the adoption of ASU 2017-12, the following table presents the carrying amount of hedged liabilities on the Consolidated Balance Sheets in fair value hedging relationships and the associated cumulative basis adjustment related to the application of hedge accounting:

		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Liabilities
(Dollars in millions)	Carrying Amount of Hedged Liabilities	Hedged Items Currently Designated	Hedged Items No Longer Designated
March 31, 2018
Long-term debt	$5,658	($148)	($41)
Interest-bearing deposits:
Brokered time deposits	29	—	—

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

Notes to Consolidated Financial Statements (Unaudited), continued

The impacts of derivative instruments used for economic hedging or trading purposes on the Consolidated Statements of Income are presented in the following table:

	Classification of (Loss)/Gain Recognized in Income on Derivatives	Amount of (Loss)/Gain Recognized in Income on Derivatives During the Three Months Ended
(Dollars in millions)		March 31, 2018	March 31, 2017
Derivative instruments not designated as hedging instruments:
Interest rate contracts hedging:
Residential MSRs	Mortgage servicing related income	($93)	($18)
LHFS, IRLCs	Mortgage production related income	46	(15)
LHFI	Other noninterest income	2	—
Trading activity	Trading income	9	11
Foreign exchange rate contracts hedging loans and trading activity	Trading income	(2)	(6)
Credit contracts hedging:
LHFI	Other noninterest income	1	(1)
Trading activity	Trading income	6	5
Equity contracts hedging trading activity	Trading income	1	—
Other contracts:
IRLCs and other	Mortgage production related income, Commercial real estate related income	(6)	48
Commodity derivatives	Trading income	—	1
Total		($36)	$25

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
At March 31, 2018, there were no purchased CDS contracts designated as trading instruments. At December 31, 2017, the gross notional amount of purchased CDS contracts designated as trading instruments was $5 million. The fair value of purchased CDS was immaterial at December 31, 2017.
The Company has also entered into TRS contracts on loans. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same amount on the matched TRS. To mitigate its credit risk, the Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral if the fair value of the underlying reference assets deteriorates. At both March 31, 2018 and December 31, 2017, the outstanding notional balance of TRS totaled $1.7 billion. The fair values of these TRS assets and liabilities at March 31, 2018 were $22 million and $19 million, respectively, and related cash collateral held at March 31, 2018 was $372 million. The fair values of the TRS assets and liabilities at December 31, 2017 were $15 million and $13 million, respectively, and related cash collateral held at December 31, 2017 was $368 million. For additional information on the Company's TRS contracts, see Note 10, "Certain Transfers of

Financial Assets and Variable Interest Entities," as well as Note 16, "Fair Value Election and Measurement."
The Company writes risk participations, which are credit derivatives, whereby the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on a derivative, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative. The Company manages its payment risk on its risk participations by monitoring the creditworthiness of the obligors, which are all corporations or partnerships, through the normal credit review process that the Company would have performed had it entered into a derivative directly with the obligors. To date, no material losses have been incurred related to the Company’s written risk participations. At March 31, 2018, the remaining terms on these risk participations generally ranged from less than one year to eight years, with a weighted average term on the maximum estimated exposure of 4.7 years. At December 31, 2017, the remaining terms on these risk participations generally ranged from less than one year to nine years, with a weighted average term on the maximum estimated exposure of 5.5 years. The Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $85 million and $55 million at March 31, 2018 and December 31, 2017, respectively. The fair values of the written risk participations were immaterial at both March 31, 2018 and December 31, 2017.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 16 - FAIR VALUE ELECTION AND MEASUREMENT
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

	March 31, 2018
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments [1]	Assets/Liabilities at Fair Value
Assets
Trading assets and derivative instruments:
U.S. Treasury securities	$182	$—	$—	$—	$182
Federal agency securities	—	238	—	—	238
U.S. states and political subdivisions	—	123	—	—	123
MBS - agency	—	699	—	—	699
Corporate and other debt securities	—	804	—	—	804
CP	—	169	—	—	169
Equity securities	51	—	—	—	51
Derivative instruments	252	2,805	17	(2,417)	657
Trading loans	—	2,189	—	—	2,189
Total trading assets and derivative instruments	485	7,027	17	(2,417)	5,112

Securities AFS:
U.S. Treasury securities	4,340	—	—	—	4,340
Federal agency securities	—	249	—	—	249
U.S. states and political subdivisions	—	636	—	—	636
MBS - agency residential	—	22,513	—	—	22,513
MBS - agency commercial	—	2,242	—	—	2,242
MBS - non-agency residential	—	57	—	—	57
MBS - non-agency commercial	—	874	—	—	874
ABS	—	7	—	—	7
Corporate and other debt securities	—	16	—	—	16
Total securities AFS [2]	4,340	26,594	—	—	30,934

LHFS	—	1,428	—	—	1,428
LHFI	—	—	188	—	188
Residential MSRs	—	—	1,916	—	1,916
Other [2]	143	—	—	—	143

Liabilities
Trading liabilities and derivative instruments:
U.S. Treasury securities	698	—	—	—	698
MBS - agency	—	1	—	—	1
Corporate and other debt securities	—	453	—	—	453
Equity securities	5	—	—	—	5
Derivative instruments	138	3,351	16	(2,925)	580
Total trading liabilities and derivative instruments	841	3,805	16	(2,925)	1,737

Brokered time deposits	—	302	—	—	302
Long-term debt	—	209	—	—	209
1 Amounts represent offsetting cash collateral received from, and paid to, the same derivative counterparties, and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists. See Note 15, "Derivative Financial Instruments," for additional information.
2 Beginning January 1, 2018, the Company reclassified equity securities previously presented in Securities available for sale to Other assets on the Consolidated Balance Sheets. Reclassifications have been made to previously reported amounts for comparability. See Note 9, "Other Assets," for additional information.

Notes to Consolidated Financial Statements (Unaudited), continued

	December 31, 2017
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments [1]	Assets/Liabilities at Fair Value
Assets
Trading assets and derivative instruments:
U.S. Treasury securities	$157	$—	$—	$—	$157
Federal agency securities	—	395	—	—	395
U.S. states and political subdivisions	—	61	—	—	61
MBS - agency	—	700	—	—	700
Corporate and other debt securities	—	655	—	—	655
CP	—	118	—	—	118
Equity securities	56	—	—	—	56
Derivative instruments	395	3,493	16	(3,102)	802
Trading loans	—	2,149	—	—	2,149
Total trading assets and derivative instruments	608	7,571	16	(3,102)	5,093

Securities AFS:
U.S. Treasury securities	4,331	—	—	—	4,331
Federal agency securities	—	259	—	—	259
U.S. states and political subdivisions	—	617	—	—	617
MBS - agency residential	—	22,704	—	—	22,704
MBS - agency commercial	—	2,086	—	—	2,086
MBS - non-agency residential	—	—	59	—	59
MBS - non-agency commercial	—	866	—	—	866
ABS	—	—	8	—	8
Corporate and other debt securities	—	12	5	—	17
Total securities AFS [2]	4,331	26,544	72	—	30,947

LHFS	—	1,577	—	—	1,577
LHFI	—	—	196	—	196
Residential MSRs	—	—	1,710	—	1,710
Other [2]	56	—	—	—	56

Liabilities
Trading liabilities and derivative instruments:
U.S. Treasury securities	577	—	—	—	577
Corporate and other debt securities	—	289	—	—	289
Equity securities	9	—	—	—	9
Derivative instruments	183	4,243	16	(4,034)	408
Total trading liabilities and derivative instruments	769	4,532	16	(4,034)	1,283

Brokered time deposits	—	236	—	—	236
Long-term debt	—	530	—	—	530
1 Amounts represent offsetting cash collateral received from, and paid to, the same derivative counterparties, and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists. See Note 15, "Derivative Financial Instruments," for additional information.
2 Beginning January 1, 2018, the Company reclassified equity securities previously presented in Securities available for sale to Other assets on the Consolidated Balance Sheets. Reclassifications have been made to previously reported amounts for comparability. See Note 9, "Other Assets," for additional information.

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present the difference between fair value and the aggregate UPB for which the FVO has been elected for certain trading loans, LHFS, LHFI, brokered time deposits, and long-term debt instruments.

(Dollars in millions)	Fair Value at March 31, 2018	Aggregate UPB at March 31, 2018	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,189	$2,142	$47
LHFS:
Accruing	1,428	1,397	31
LHFI:
Accruing	183	190	(7)
Nonaccrual	5	7	(2)
Liabilities:
Brokered time deposits	302	304	(2)
Long-term debt	209	203	6

(Dollars in millions)	Fair Value at December 31, 2017	Aggregate UPB at December 31, 2017	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,149	$2,111	$38
LHFS:
Accruing	1,576	1,533	43
Past due 90 days or more	1	1	—
LHFI:
Accruing	192	198	(6)
Nonaccrual	4	6	(2)
Liabilities:
Brokered time deposits	236	233	3
Long-term debt	530	517	13

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present the change in fair value during the three months ended March 31, 2018 and 2017 of financial instruments for which the FVO has been elected, as well as for residential MSRs. The tables do not reflect the change in fair value attributable to related economic hedges that the Company uses to mitigate market-related risks associated with the financial instruments. Generally, changes in the fair value of economic hedges are recognized in Trading income, Mortgage production related income, Mortgage servicing related income, Commercial real estate related income, or Other noninterest income as appropriate, and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below. The Company’s economic hedging activities are deployed at both the instrument and portfolio level.

	Fair Value Gain/(Loss) for the Three Months Ended March 31, 2018 for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Other Noninterest Income	Total Changes in Fair Values Included in Earnings [2]
Assets:
Trading loans	$2	$—	$—	$—	$2
LHFS	—	(13)	—	—	(13)
LHFI	—	—	—	(2)	(2)
Residential MSRs	—	3	56	—	59
Liabilities:
Brokered time deposits	7	—	—	—	7
Long-term debt	3	—	—	—	3
1 Income related to LHFS does not include income from IRLCs. For the three months ended March 31, 2018, income related to residential MSRs includes income recognized upon the sale of loans reported at LOCOM.
2 Changes in fair value for the three months ended March 31, 2018 exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, LHFI, brokered time deposits, and long-term debt that have been elected to be measured at fair value are recognized in Interest income or Interest expense in the Consolidated Statements of Income.

	Fair Value Gain/(Loss) for the Three Months Ended March 31, 2017 for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Other Noninterest Income	Total Changes in Fair Values Included in Earnings [2]
Assets:
Trading loans	$2	$—	$—	$—	$2
LHFS	—	12	—	—	12
Residential MSRs	—	1	(24)	—	(23)
Liabilities:
Brokered time deposits	1	—	—	—	1
Long-term debt	6	—	—	—	6
1 Income related to LHFS does not include income from IRLCs. For the three months ended March 31, 2017, income related to residential MSRs includes income recognized upon the sale of loans reported at LOCOM.
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

Trading Assets and Derivative Instruments and Securities Available for Sale
Unless otherwise indicated, trading assets are priced by the trading desk and securities AFS are valued by an independent third party pricing service. The third party pricing service gathers relevant market data and observable inputs, such as new issue data, benchmark curves, reported trades, credit spreads, and dealer bids and offers, and integrates relevant credit information, market movements, and sector news into its matrix pricing and other market-based modeling techniques.

U.S. Treasury Securities
The Company estimates the fair value of its U.S. Treasury securities based on quoted prices observed in active markets; as such, these investments are classified as level 1.

Federal Agency Securities
The Company includes in this classification securities issued by federal agencies and GSEs. Agency securities consist of debt obligations issued by HUD, FHLB, and other agencies, as well as securities collateralized by loans that are guaranteed by the SBA, and thus, are backed by the full faith and credit of the U.S. government. For SBA instruments, the Company estimates fair value based on pricing from observable trading activity for similar securities or from a third party pricing service. Accordingly, these instruments are classified as level 2.
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
MBS – Agency
Agency MBS includes pass-through securities and collateralized mortgage obligations issued by GSEs and U.S. government agencies, such as Fannie Mae, Freddie Mac, and Ginnie Mae. Each security contains a guarantee by the issuing GSE or agency. For agency MBS, the Company estimates fair value based on pricing from observable trading activity for similar securities or from a third party pricing service; accordingly, the Company classified these instruments as level 2.
MBS – Non-agency
Non-agency residential MBS includes purchased interests in third party securitizations, as well as retained interests in Company-sponsored securitizations of 2006 and 2007 vintage residential mortgages (including both prime jumbo fixed rate collateral and floating rate collateral). At the time of purchase or origination, these securities had high investment grade ratings; however, they have experienced deterioration in credit quality leading to downgrades to non-investment grade levels. The

Company obtains pricing for these securities from an independent pricing service. The Company evaluates third party pricing to determine the reasonableness of the information relative to changes in market data, such as any recent trades, information received from market participants and analysts, and/or changes in the underlying collateral performance. At March 31, 2018 and December 31, 2017, the Company classified non-agency residential MBS as level 2 and level 3, respectively.
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
Asset-Backed Securities
ABS classified as securities AFS includes purchased interests in third party securitizations collateralized by home equity loans. At March 31, 2018 and December 31, 2017, the Company classified ABS as level 2 and level 3, respectively.
Corporate and Other Debt Securities
Corporate debt securities are comprised predominantly of senior and subordinate debt obligations of domestic corporations and are classified as level 2. Other debt securities classified as AFS include bonds that are redeemable with the issuer at par. At March 31, 2018 and December 31, 2017, the Company classified other debt securities as level 2 and level 3, respectively.
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

Notes to Consolidated Financial Statements (Unaudited), continued

The Company's derivative instruments classified as level 2 are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. See Note 15, “Derivative Financial Instruments,” for additional information on the Company's derivative instruments.
The Company's derivative instruments classified as level 3 include IRLCs that satisfy the criteria to be treated as derivative financial instruments. The fair value of IRLCs on LHFS, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on the Company’s historical data and reflect the Company’s best estimate of the likelihood that a commitment will result in a closed loan. As pull-through rates increase, the fair value of IRLCs also increases. Servicing value is included in the fair value of IRLCs, and the fair value of servicing is determined by projecting cash flows, which are then discounted to estimate an expected fair value. The fair value of servicing is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. Because these inputs are not transparent in market trades, IRLCs are considered to be level 3 assets. During the three months ended March 31, 2018 and 2017, the Company transferred $6 million of net IRLC liabilities and $36 million of net IRLC assets out of level 3 as the associated loans were closed.

Trading Loans
The Company engages in certain businesses whereby electing to measure loans at fair value for financial reporting aligns with the underlying business purpose. Specifically, loans included within this classification include trading loans that are (i) made or acquired in connection with the Company’s TRS business, (ii) part of the loan sales and trading business within the Company’s Wholesale segment, or (iii) backed by the SBA. See Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," and Note 15, “Derivative Financial Instruments,” for further discussion of this business. All of these loans are classified as level 2 due to the nature of market data that the Company uses to estimate fair value.
The loans made in connection with the Company’s TRS business are short-term, senior demand loans supported by a pledge agreement granting first priority security interest to the Bank in all the assets held by the borrower, a VIE with assets comprised primarily of corporate loans. While these TRS-related loans do not trade in the market, the Company believes that the par amount of the loans approximates fair value and no unobservable assumptions are used by the Company to value these loans. At both March 31, 2018 and December 31, 2017, the Company had $1.7 billion and of these short-term loans outstanding, measured at fair value.
The loans from the Company’s sales and trading business are commercial and corporate leveraged loans that are either traded in the market or for which similar loans trade. The Company elected to measure these loans at fair value since they are actively traded. For both of the three months ended March 31, 2018 and 2017, the Company recognized an immaterial amount of gains/(losses) in the Consolidated Statements of

Income due to changes in fair value attributable to instrument-specific credit risk. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the Company does not believe that trading activity qualifies the loans as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded. At March 31, 2018 and December 31, 2017, $74 million and $48 million, respectively, of loans related to the Company’s trading business were held in inventory.
SBA loans are similar to SBA securities discussed herein under “Federal agency securities,” except for their legal form. In both cases, the Company trades instruments that are fully guaranteed by the U.S. government as to contractual principal and interest and there is sufficient observable trading activity upon which to base the estimate of fair value. As these SBA loans are fully guaranteed, the changes in fair value are attributable to factors other than instrument-specific credit risk. At March 31, 2018 and December 31, 2017, the Company held $448 million and $368 million of SBA loans in inventory, respectively.
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
For residential mortgages that the Company has elected to measure at fair value, the Company recognized an immaterial amount of gains/(losses) in the Consolidated Statements of Income due to changes in fair value attributable to borrower-specific credit risk for both of the three months ended March 31, 2018 and 2017. In addition to borrower-specific credit risk, there are other more significant variables that drive changes in the fair values of the loans, including interest rates and general market conditions.
Commercial Mortgage LHFS
The Company values certain commercial mortgage LHFS at fair value based upon observable current market prices for similar

Notes to Consolidated Financial Statements (Unaudited), continued

loans. These loans are generally transferred to agencies within 90 days of origination. The Company had commitments from agencies to purchase these loans at March 31, 2018 and December 31, 2017; therefore, they are classified as level 2. Origination fees are recognized within Commercial real estate related income in the Consolidated Statements of Income when earned at the time of closing. To mitigate the effect of interest rate risk inherent in entering into IRLCs with borrowers, the Company enters into forward contracts with investors at the same time that it enters into IRLCs with borrowers. The mark-to-market adjustments related to commercial mortgage LHFS, IRLCs, and forward contracts are recognized in Commercial real estate related income. For commercial mortgages that the Company has elected to measure at fair value, the Company recognized no gains/(losses) in the Consolidated Statements of Income due to changes in fair value attributable to borrower-specific credit risk for both of the three months ended March 31, 2018 and 2017.
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
Other
The Company estimates the fair value of its mutual fund investments and other equity securities with readily determinable fair values based on quoted prices observed in active markets; therefore, these investments are classified as level 1.

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
During the second quarter of 2009, in connection with its sale of Visa Class B shares, the Company entered into a derivative contract whereby the ultimate cash payments received or paid, if any, under the contract are based on the ultimate resolution of the Litigation involving Visa. The fair value of the derivative is estimated based on the Company’s expectations regarding the ultimate resolution of that Litigation. The significant unobservable inputs used in the fair value measurement of the derivative involve a high degree of judgment and subjectivity; accordingly, the derivative liability is classified as level 3. See Note 14, "Guarantees," for a discussion of the valuation assumptions.
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

Notes to Consolidated Financial Statements (Unaudited), continued

The valuation technique and range, including weighted average, of the unobservable inputs associated with the Company's level 3 assets and liabilities are as follows:

	Level 3 Significant Unobservable Input Assumptions
(Dollars in millions)	Fair value March 31, 2018	Valuation Technique	Unobservable Input	Range (weighted average)
Assets
Trading assets and derivative instruments:
Derivative instruments, net [1]	$1	Internal model	Pull through rate	36-100% (79%)
			MSR value	41-190 bps (120 bps)
LHFI	183	Monte Carlo/Discounted cash flow	Option adjusted spread	62-784 bps (181 bps)
			Conditional prepayment rate	7-24 CPR (13 CPR)
			Conditional default rate	0-2 CDR (0.7 CDR)
	5	Collateral based pricing	Appraised value	NM [2]
Residential MSRs	1,916	Monte Carlo/Discounted cash flow	Conditional prepayment rate	6-33 CPR (13 CPR)
			Option adjusted spread	0-116% (4%)
1 Amount represents the net of IRLC assets and liabilities and includes the derivative liability associated with the Company's sale of Visa shares. Refer to the "Trading Liabilities and Derivative Instruments" section herein for a discussion of valuation assumptions related to the Visa derivative liability.
2 Not meaningful.

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
3 Not meaningful.

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (other than servicing rights which are disclosed in Note 8, “Goodwill and Other Intangible Assets”). Transfers into and out of the fair value hierarchy levels are assumed to occur at the end of the period in which the transfer occurred. None of the transfers into or out of level 3 have been the result of using alternative valuation approaches to estimate fair values. There were no transfers between level 1 and 2 during the three months ended March 31, 2018 and 2017.

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning Balance January 1, 2018	Included in Earnings		OCI	Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items	Transfers into Level 3	Transfers out of Level 3	Fair Value March 31, 2018	Included in Earnings (held at March 31, 2018 1)
Assets
Trading assets:
Derivative instruments, net	$—	($6)	[2]	$—	$—	$—	$1	$6	$—	$—	$1	$16	[2]
Securities AFS:
MBS - non-agency residential	59	—		—	—	—	(2)	—	—	(57)	—	—
ABS	8	—		—	—	—	(1)	—	—	(7)	—	—
Corporate and other debt securities	5	—		—	—	—	—	—	—	(5)	—	—
Total securities AFS	72	—		—	—	—	(3)	—	—	(69)	—	—

LHFI	196	(2)	[3]	—	—	—	(7)	—	1	—	188	(3)	[3]
1 Change in unrealized gains/(losses) included in earnings during the period related to financial assets still held at March 31, 2018.
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

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning Balance January 1, 2017	Included in Earnings		OCI		Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items	Transfers into Level 3	Transfers out of Level 3	Fair Value March 31, 2017	Included in Earnings (held at March 31, 2017 1)
Assets
Trading assets:
Derivative instruments, net	$6	$48	[2]	$—		$—	$—	($1)	($36)	$—	$—	$17	$30	[2]
Securities AFS:
U.S. states and political subdivisions	4	—		—		—	—	—	—	—	—	4	—
MBS - non-agency residential	74	—		(1)	[3]	—	—	(2)	—	—	—	71	—
ABS	10	—		—	—	—	—	(1)	—	—	—	9	—
Corporate and other debt securities	5	—		—		—	—	—	—	—	—	5	—
Total securities AFS	93	—		(1)	[3]	—	—	(3)	—	—	—	89	—

Residential LHFS	12	—		—		—	(14)	—	(2)	10	—	6	—
LHFI	222	—		—		—	—	(6)	1	4	—	221	—
1 Change in unrealized gains included in earnings during the period related to financial assets still held at March 31, 2017.
2 Includes issuances, fair value changes, and expirations. Amount related to residential IRLCs is recognized in Mortgage production related income and amount related to Visa derivative liability is recognized in Other noninterest expense.
3 Amounts recognized in OCI are included in change in net unrealized losses on securities AFS, net of tax.

Notes to Consolidated Financial Statements (Unaudited), continued

Non-recurring Fair Value Measurements
The following tables present gains and losses recognized on assets still held at period end, and measured at fair value on a non-recurring basis, for the three months ended March 31, 2018 and the year ended December 31, 2017. Adjustments to fair value generally result from the application of LOCOM, or the measurement alternative, or through write-downs of individual assets. The tables do not reflect changes in fair value attributable to economic hedges the Company may have used to mitigate interest rate risk associated with LHFS.

		Fair Value Measurements			(Losses)/Gains for the Three Months Ended March 31, 2018
(Dollars in millions)	March 31, 2018	Level 1	Level 2	Level 3
LHFS	$13	$—	$13	$—	$—
LHFI	48	—	—	48	—
OREO	23	—	—	23	(2)
Other assets	41	—	31	10	15

		Fair Value Measurements			Losses for the Year Ended December 31, 2017
(Dollars in millions)	December 31, 2017	Level 1	Level 2	Level 3
LHFS	$13	$—	$13	$—	$—
LHFI	49	—	—	49	—
OREO	24	—	1	23	(4)
Other assets	53	—	4	49	(43)

Discussed below are the valuation techniques and inputs used in estimating fair values for assets measured at fair value on a non-recurring basis and classified as level 2 and/or 3.
Loans Held for Sale
At March 31, 2018 and December 31, 2017, LHFS classified as level 2 consisted of commercial loans that were valued using market prices and measured at LOCOM. There were no gains/(losses) recognized in earnings during the three months ended March 31, 2018 or during the year ended December 31, 2017 as the charge-offs related to these loans are a component of the ALLL.

Loans Held for Investment
At March 31, 2018 and December 31, 2017, LHFI classified as level 3 consisted primarily of consumer loans discharged in Chapter 7 bankruptcy that had not been reaffirmed by the borrower, as well as nonperforming CRE loans for which specific reserves had been recognized. Cash proceeds from the sale of the underlying collateral is the expected source of repayment for a majority of these loans. Accordingly, the fair value of these loans is derived from the estimated fair value of the underlying collateral, incorporating market data if available. Due to the lack of market data for similar assets, all of these loans are classified as level 3. There were no gains/(losses) recognized during the three months ended March 31, 2018 or during the year ended December 31, 2017, as the charge-offs related to these loans are a component of the ALLL.

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

Other Assets
Other assets consists of equity investments, other repossessed assets, assets under operating leases where the Company is the lessor, branch properties, land held for sale, and software.
Pursuant to the adoption of ASU 2016-01 on January 1, 2018, the Company elected the measurement alternative for measuring certain equity securities without readily determinable fair values, which are adjusted based on any observable price changes in orderly transactions. These equity securities are classified as level 2 based on the valuation methodology and associated inputs. During the three months ended March 31, 2018, the Company recognized a remeasurement gain of $23 million on these equity securities.
Prior to the adoption of ASU 2016-01, equity investments were evaluated for potential impairment based on the expected remaining cash flows to be received from these assets discounted at a market rate that is commensurate with the expected risk, considering relevant company-specific valuation multiples, where applicable. Based on the valuation methodology and associated unobservable inputs, these investments are classified as level 3. During the year ended December 31, 2017, the Company recognized an immaterial amount of impairment charges on its equity investments.
Other repossessed assets comprises repossessed personal property that is measured at fair value less cost to sell. These assets are classified as level 3 as their fair value is determined based on a variety of subjective, unobservable factors. There were no losses recognized in earnings by the Company on other repossessed assets during the three months ended March 31, 2018 or during the year ended December 31, 2017, as the

Notes to Consolidated Financial Statements (Unaudited), continued

impairment charges on repossessed personal property were a component of the ALLL.
The Company monitors the fair value of assets under operating leases where the Company is the lessor and recognizes impairment on the leased asset to the extent the carrying value is not recoverable and is greater than its fair value. Fair value is determined using collateral specific pricing digests, external appraisals, broker opinions, recent sales data from industry equipment dealers, and the discounted cash flows derived from the underlying lease agreement. As market data for similar assets and lease arrangements is available and used in the valuation, these assets are considered level 2. No impairment charges were recognized during the three months ended March 31, 2018 attributable to changes in the fair value of various personal property under operating leases. During the year ended December 31, 2017, the Company recognized an immaterial amount of impairment charges attributable to changes in the fair value of various personal property under operating leases.
Branch properties are classified as level 3, as their fair value is based on market comparables and broker opinions. The

Company recognized no impairment on branch properties during the three months ended March 31, 2018. During the year ended December 31, 2017, the Company recognized impairment charges of $10 million on branch properties.
Land held for sale is recorded at the lesser of carrying value or fair value less cost to sell, and is considered level 3 as its fair value is determined based on market comparables and broker opinions. The Company recognized no impairment charges on land held for sale during the three months ended March 31, 2018. During the year ended December 31, 2017, the Company recognized an immaterial amount of impairment charges on land held for sale.
Software consisted primarily of external software licenses and internally developed software that were impaired and for which fair value was determined using a level 3 measurement. This resulted in impairment charges of $8 million during the three months ended March 31, 2018 and $28 million during the year ended December 31, 2017.

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments are as follows:

			March 31, 2018		Fair Value Measurements
(Dollars in millions)	Measurement Category		Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	Amortized cost		$7,304	$7,304	$7,304	$—	$—
Trading assets and derivative instruments	Fair value		5,112	5,112	485	4,610	17
Securities AFS	Fair value		30,934	30,934	4,340	26,594	—
LHFS	Fair value	[1]	2,377	2,389	—	2,348	41
LHFI, net	Amortized cost	[2]	140,924	141,174	—	—	141,174
Other	Amortized cost	[3]	561	561	143	—	418
Financial liabilities:
Time deposits	Amortized cost		13,715	13,478	—	13,478	—
Short-term borrowings	Amortized cost		3,572	3,572	—	3,572	—
Long-term debt	Amortized cost	[2]	10,692	10,743	—	9,631	1,112
Trading liabilities and derivative instruments	Fair value		1,737	1,737	841	880	16
1 Certain LHFS are recorded at the lower of cost or fair value.
2 The Company elected to measure certain LHFI and fixed rate debt issuances at fair value on a recurring basis.
3 Other financial assets recorded at amortized cost consist primarily of FHLB of Atlanta stock and Federal Reserve Bank of Atlanta stock. Other financial assets also include mutual fund investments and other equity securities with readily determinable fair values, which are measured at fair value on a recurring basis.

Notes to Consolidated Financial Statements (Unaudited), continued

			December 31, 2017		Fair Value Measurements
(Dollars in millions)	Measurement Category		Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	Amortized cost		$6,912	$6,912	$6,912	$—	$—
Trading assets and derivative instruments	Fair value		5,093	5,093	608	4,469	16
Securities AFS	Fair value		30,947	30,947	4,331	26,544	72
LHFS	Fair value	[1]	2,290	2,293	—	2,239	54
LHFI, net	Amortized cost	[2]	141,446	141,575	—	—	141,575
Other	Amortized cost	[3]	474	474	56	—	418
Financial liabilities:
Time deposits	Amortized cost		12,076	11,906	—	11,906	—
Short-term borrowings	Amortized cost		4,781	4,781	—	4,781	—
Long-term debt	Amortized cost	[2]	9,785	9,892	—	8,834	1,058
Trading liabilities and derivative instruments	Fair value		1,283	1,283	769	498	16
1 Certain LHFS are recorded at the lower of cost or fair value.
2 The Company elected to measure certain LHFI and fixed rate debt issuances at fair value on a recurring basis.
3 Other financial assets recorded at amortized cost consist primarily of FHLB of Atlanta stock and Federal Reserve Bank of Atlanta stock. Other financial assets also include mutual fund investments and other equity securities with determinable fair values, which are measured at fair value on a recurring basis.

Unfunded loan commitments and letters of credit are not included in the table above. At March 31, 2018 and December 31, 2017, the Company had $68.3 billion and $66.4 billion, respectively, of unfunded commercial loan commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related unfunded commitments reserve, which was a combined $73 million and $84 million at March 31, 2018 and December 31, 2017, respectively. No active trading market exists for these instruments, and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of consumer unfunded lending commitments which can generally be canceled by providing notice to the borrower.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 17 – CONTINGENCIES
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries are parties to numerous civil claims and lawsuits and subject to regulatory examinations, investigations, and requests for information. Some of these matters involve claims for substantial amounts. The Company’s experience has shown that the damages alleged by plaintiffs or claimants are often overstated, based on unsubstantiated legal theories, unsupported by facts, and/or bear no relation to the ultimate award that a court might grant. Additionally, the outcome of litigation and regulatory matters and the timing of ultimate resolution are inherently difficult to predict. These factors make it difficult for the Company to provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. However, on a case-by-case basis, reserves are established for those legal claims in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company's financial statements at March 31, 2018 reflect the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved.
For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of related reserves, if any. Management currently estimates these losses to range from $0 to approximately $160 million. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information available at March 31, 2018. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure. Based on current knowledge, it is the opinion of management that liabilities arising from legal claims in excess of the amounts currently reserved, if any, will not have a material impact on the Company’s financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s financial condition, results of operations, or cash flows for any given reporting period.
The following is a description of certain litigation and regulatory matters:
Card Association Antitrust Litigation
The Company is a defendant, along with Visa and MasterCard, as well as several other banks, in several antitrust lawsuits challenging their practices. For a discussion regarding the Company’s involvement in this litigation matter, see Note 14, “Guarantees.”

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
This case was originally filed in the U.S. District Court for the Southern District of Florida but was transferred to the U.S. District Court for the Northern District of Georgia, Atlanta Division (the “District Court”), in November 2008. Since the filing of the case, various amended pleadings, motions, and appeals were made by the parties that ultimately resulted in the District Court granting a motion for summary judgment for certain non-fiduciary defendants and granting certain of the plaintiffs' motion for class certification. The class is defined as "All persons, other than Defendants and members of their immediate families, who were participants in or beneficiaries of the SunTrust Banks, Inc. 401(k) Savings Plan (the "Plan") at any time between May 15, 2007 and March 30, 2011, inclusive (the "Class Period") and whose accounts included investments in SunTrust common stock ("SunTrust Stock") during that time period and who sustained a loss to their account as a result of the investment in SunTrust Stock." The parties agreed to a settlement wherein the Company would pay approximately $5 million to a settlement fund in addition to other non-monetary reliefs. On March 12, 2018, the District Court preliminarily approved the settlement. The Company awaits the District Court's final approval of the settlement.
Mutual Funds Class Actions
On March 11, 2011, the Company and certain officers, directors, and employees of the Company were named in a putative class action alleging that they breached their fiduciary duties under

Notes to Consolidated Financial Statements (Unaudited), continued

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
After various appeals, the cases were remanded to the District Court. On March 25, 2016, a consolidated amended complaint was filed, consolidating all of these pending actions into one case. The Company filed an answer to the consolidated amended complaint on June 6, 2016. Subsequent to the closing of fact discovery, plaintiffs filed their second amended consolidated complaint on December 19, 2017 which among other things named five new defendants. On January 2, 2018, defendants filed their answer to the second amended consolidated complaint. Defendants' motion for Partial Summary Judgment was filed on January 12, 2018, and on January 16, 2018 the plaintiffs filed for motion for class certification.
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

United States Mortgage Servicing Settlement
In the second quarter of 2014, STM and the U.S., through the DOJ, HUD, and Attorneys General for several states, reached a final settlement agreement related to the National Mortgage Servicing Settlement. The settlement agreement became effective on September 30, 2014 when the court entered the Consent Judgment. Pursuant to the settlements, STM made $50 million in cash payments, provided $500 million of consumer relief, and implemented certain mortgage servicing standards. In an August 10, 2017 report, the independent Office of Mortgage Settlement Oversight ("OMSO"), appointed to review and certify compliance with the provisions of the settlement, confirmed that STM fulfilled its consumer relief commitments of the settlement. STM's mortgage servicing standard obligations concluded on March 31, 2018. Testing of the final compliance period results by an internal review group, and semi-annually by the OMSO, is ongoing.

United States Attorney’s Office for the Southern District of New York Foreclosure Expense Investigation
In April 2013, STM began cooperating with the United States Attorney's Office for the Southern District of New York (the "Southern District") in a broad-based industry investigation regarding claims for foreclosure-related expenses charged by law firms in connection with the foreclosure of loans guaranteed or insured by Fannie Mae, Freddie Mac, or FHA. The investigation relates to a private litigant qui tam lawsuit. On March 27, 2018, the United States Attorney's Office filed notice with the Southern District that it did not intend to intervene in the matter as to STM, and, on the same date, the qui tam matter was unsealed. On April 3, 2018, the private litigant filed an amended complaint alleging violations of the False Claims Act by various servicers, including STM.
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

Millennium Lender Claim Trust v. STRH and SunTrust Bank, et al.
In August 2017, the Trustee of the Millennium Lender Claim Trust filed a suit in the New York State Court against STRH, SunTrust Bank, and other lenders of the $1.775 B Millennium Health LLC f/k/a Millennium Laboratories LLC (“Millennium”) syndicated loan. The Trustee alleges that the loan was actually a security and that defendants misrepresented or omitted to state material facts in the offering materials and communications provided concerning the legality of Millennium's sales, marketing, and billing practices and the known risks posed by a pending government investigation into the illegality of such practices. The Trustee brings claims for violation of the California Corporate Securities Law, the Massachusetts Uniform Securities Act, the Colorado Securities Act, and the Illinois Securities Law, as well as negligent misrepresentation and seeks rescission of sales of securities as well as unspecified rescissory damages, compensatory damages, punitive damages, interest, and attorneys' fees and costs. The defendants have removed the case to the U.S. District Court for the Southern District of New York and the Trustee has moved to remand the case back to state court.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 18 - BUSINESS SEGMENT REPORTING
The Company operates and measures business activity across two segments: Consumer and Wholesale, with functional activities included in Corporate Other. The Company's business segment structure is based on the manner in which financial information is evaluated by management as well as the products and services provided or the type of client served. The following is a description of the segments and their primary businesses at March 31, 2018.

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

•
PWM provides a full array of wealth management products and professional services to individual consumers and institutional clients, including loans, deposits, brokerage, professional investment advisory, and trust services to clients seeking active management of their financial resources. Institutional clients are served by the Institutional Investment Solutions business. Discount/online and full-service brokerage products are offered to individual clients through STIS. Investment advisory products and services are offered to clients by STAS, an SEC registered investment advisor. PWM also includes GFO, which provides family office solutions to clients and their families to help them manage and sustain wealth across multiple generations, including family meeting facilitation, consolidated reporting, expense management, specialty asset management, and business transition advice, as well as other wealth management disciplines.

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

◦	The Company plans to merge its STM and Bank entities in the third quarter of 2018. The Company has received conditional regulatory approval for the merger, which is subject to final approval from the appropriate regulatory authorities once certain merger transaction documents have been executed. These entities are both part of the Company's Consumer business segment, and the merged entity would remain within Consumer. Subsequent to the merger, it is anticipated that STM will conduct operations under the Bank’s name and charter. The planned merger resulted in an increase in the Company’s valuation allowance recorded for STM's state carryforwards in the first quarter of 2018, as described in Note 12, “Income Taxes.” The Company is continuing to evaluate the anticipated impacts of the merger; however, no additional material impacts are currently expected.
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

Notes to Consolidated Financial Statements (Unaudited), continued

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

Corporate Other includes management of the Company’s investment securities portfolio, long-term debt, end user derivative instruments, short-term liquidity and funding activities, balance sheet risk management, and most real estate assets. Corporate Other also includes the Company's functional activities such as marketing, SunTrust online, human resources, finance, ER, legal and compliance, communications, procurement, enterprise information services, corporate real estate, and executive management. Additionally, the results of PAC were reported previously in the Wholesale segment and were reclassified to Corporate Other for enhanced comparability of the Wholesale segment results excluding PAC. See Note 2, "Acquisitions/Dispositions," to the Company's 2017 Annual Report on Form 10-K for additional information related to the sale of PAC in December 2017.
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

The segment’s financial performance is comprised of direct financial results and allocations for various corporate functions that provide management an enhanced view of the segment’s financial performance. Internal allocations include the following:

•
Operational costs – expenses are charged to segments based on an activity-based costing process, which also allocates residual expenses to the segments. Generally, recoveries of these costs are reported in Corporate Other.

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

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended March 31, 2018
(Dollars in millions)	Consumer	Wholesale	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average LHFI	$74,093	$68,741	$90	($4)	$142,920
Average consumer and commercial deposits	103,099	56,050	204	(184)	159,169
Average total assets	83,716	82,472	35,489	2,455	204,132
Average total liabilities	103,925	61,902	13,877	(177)	179,527
Average total equity	—	—	—	24,605	24,605
Statements of Income:
Net interest income	$961	$563	($28)	($55)	$1,441
FTE adjustment	—	20	1	(1)	20
Net interest income-FTE [1]	961	583	(27)	(56)	1,461
Provision/(benefit) for credit losses [2]	60	(32)	—	—	28
Net interest income after provision/(benefit) for credit losses-FTE	901	615	(27)	(56)	1,433
Total noninterest income	443	371	14	(32)	796
Total noninterest expense	966	477	(21)	(5)	1,417
Income before provision for income taxes-FTE	378	509	8	(83)	812
Provision for income taxes-FTE [3]	83	119	9	(44)	167
Net income including income attributable to noncontrolling interest	295	390	(1)	(39)	645
Less: Net income attributable to noncontrolling interest	—	—	2	—	2
Net income	$295	$390	($3)	($39)	$643
1 Presented on a matched maturity funds transfer price basis for the segments.
2 Provision/(benefit) for credit losses represents net charge-offs by segment combined with an allocation to the segments for the provision/(benefit) attributable to quarterly changes in the ALLL and unfunded commitment reserve balances.
3 Includes regular provision for income taxes as well as FTE income and tax credit adjustment reversals.

	Three Months Ended March 31, 2017 [1,2]
(Dollars in millions)	Consumer	Wholesale	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average LHFI	$71,147	$71,237	$1,286	$—	$143,670
Average consumer and commercial deposits	101,941	56,866	117	(50)	158,874
Average total assets	81,265	84,632	35,241	3,114	204,252
Average total liabilities	102,896	62,512	15,196	(23)	180,581
Average total equity	—	—	—	23,671	23,671
Statements of Income:
Net interest income	$894	$527	$26	($81)	$1,366
FTE adjustment	—	34	1	(1)	34
Net interest income-FTE [3]	894	561	27	(82)	1,400
Provision for credit losses [4]	88	32	—	(1)	119
Net interest income after provision for credit losses-FTE	806	529	27	(81)	1,281
Total noninterest income	464	401	24	(42)	847
Total noninterest expense	992	479	(2)	(4)	1,465
Income before provision for income taxes-FTE	278	451	53	(119)	663
Provision for income taxes-FTE [5]	100	168	(6)	(69)	193
Net income including income attributable to noncontrolling interest	178	283	59	(50)	470
Less: Net income attributable to noncontrolling interest	—	—	2	—	2
Net income	$178	$283	$57	($50)	$468
1 Beginning in the second quarter of 2017, the Company realigned its business segment structure from three segments to two segments. Specifically, the Company retained the previous composition of the Wholesale Banking segment and changed the basis of presentation of the Consumer Banking and Private Wealth Management segment and Mortgage Banking segment such that those segments were combined into a single Consumer segment. Accordingly, business segment information presented for the three months ended March 31, 2017 has been revised to conform to the new business segment structure and updated internal funds transfer pricing methodology for consistent presentation.
2 During the fourth quarter of 2017, the Company sold PAC, the results of which were previously reported within the Wholesale business segment. For all periods prior to January 1, 2018, PAC's financial results, including the gain on sale, have been transferred to Corporate Other for enhanced comparability of the Wholesale business segment excluding PAC.
3 Presented on a matched maturity funds transfer price basis for the segments.
4 Provision for credit losses represents net charge-offs by segment combined with an allocation to the segments for the provision attributable to quarterly changes in the ALLL and unfunded commitment reserve balances.
5 Includes regular provision for income taxes as well as FTE income and tax credit adjustment reversals.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 19 - ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in the components of AOCI, net of tax, are presented in the following table:

(Dollars in millions)	Securities AFS	Derivative Instruments	Brokered Time Deposits	Long-Term Debt	Employee Benefit Plans	Total
Three Months Ended March 31, 2018
Balance, beginning of period	($1)	($244)	($1)	($4)	($570)	($820)
Cumulative effect adjustment related to ASU adoption [1]	30	(56)	—	(1)	(127)	(154)
Net unrealized (losses)/gains arising during the period	(424)	(125)	1	2	(5)	(551)
Amounts reclassified to net income	(1)	1	—	—	3	3
Other comprehensive (loss)/income, net of tax	(425)	(124)	1	2	(2)	(548)
Balance, end of period	($396)	($424)	$—	($3)	($699)	($1,522)

Three Months Ended March 31, 2017
Balance, beginning of period	($62)	($157)	($1)	($7)	($594)	($821)
Net unrealized gains/(losses) arising during the period	2	(16)	—	(1)	(9)	(24)
Amounts reclassified to net income	—	(26)	—	—	4	(22)
Other comprehensive income/(loss), net of tax	2	(42)	—	(1)	(5)	(46)
Balance, end of period	($60)	($199)	($1)	($8)	($599)	($867)
1 Related to the Company's adoption of ASU 2018-02 on January 1, 2018. See Note 1, "Significant Accounting Policies," for additional information.

Reclassifications from AOCI to Net income, and the related tax effects, are presented in the following table:

(Dollars in millions)	Three Months Ended March 31		Impacted Line Item in the Consolidated Statements of Income
Details About AOCI Components	2018	2017
Securities AFS:
Realized gains on securities AFS	($1)	$—	Net securities gains
Tax effect	—	—	Provision for income taxes
	(1)	—
Derivative Instruments:
Realized losses/(gains) on cash flow hedges	1	(41)	Interest and fees on loans held for investment
Tax effect	—	15	Provision for income taxes
	1	(26)
Employee Benefit Plans:
Amortization of prior service credit	(2)	(1)	Employee benefits
Amortization of actuarial loss	6	6	Employee benefits
	4	5
Tax effect	(1)	(1)	Provision for income taxes
	3	4

Total reclassifications from AOCI to net income	$3	($22)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Important Cautionary Statement About Forward-Looking Statements
This Quarterly Report contains forward-looking statements. Statements regarding: (i) future levels of net interest margin, tangible efficiency, the net charge-off ratio, the ALLL, hurricane-related losses, capital returns, costs associated with ongoing identity protection services offered to Consumer clients, our capital ratios, share repurchases, and investment banking income; (ii) tangible efficiency ratio goals; (iii) future economic growth and investment and their impact on lending activity; (iv) continued migration towards higher cost deposit products; (v) future interest rates and their effect on deposit products chosen by our customers; (vi) our ability to absorb costs associated with ongoing identity protection services offered to Consumer clients in our normal course of business; (vii) continued increases in capital returns to our shareholders; (viii) plans to merge our STM and Bank entities; (ix) the asset sensitivity of our balance sheet and our exposure to interest rate risk in future periods; (x) the future success of capital markets; (xi) the estimated impact of proposed regulatory capital rules; (xii) future changes in the size and composition of the securities AFS portfolio; (xiii) future impacts of ASUs not yet adopted; (xiv) future impacts of liabilities arising from legal claims; and (xv) future credit ratings and outlook, are forward-looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “target,” “forecast,” “future,” “strategy,” “goal,” “initiative,” “plan,” “opportunity,” “potentially,” “probably,” “project,” “outlook,” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Such statements are based upon the current beliefs and expectations of management and on information currently available to management. They speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.
Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Part I, Item 1A., "Risk Factors" in our 2017 Annual Report on Form 10-K and also include risks discussed in this Quarterly Report and in other periodic reports that we file with the SEC. Such factors include: current and future legislation and regulation could require us to change our business practices, reduce revenue, impose additional costs, or otherwise adversely affect business operations or competitiveness; we are subject to stringent capital adequacy and liquidity requirements and our failure to meet these would adversely affect our financial condition; the monetary and fiscal policies of the federal government and its agencies could have a material adverse effect on our earnings; our financial results have been, and may continue to be, materially affected by general economic conditions, and a deterioration of economic conditions or of the financial markets may materially adversely affect our lending and other businesses and our financial results and condition; changes in market interest rates or capital markets could adversely affect our revenue and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity; interest rates on our outstanding financial instruments might be subject to change based on regulatory developments, which could adversely affect our revenue, expenses, and the value of those financial instruments; our earnings may be affected by volatility in mortgage production and servicing revenues, and by changes in carrying values of our servicing assets and mortgages held for sale due to changes in interest rates; disruptions in our ability to access global capital markets may adversely affect our capital resources and liquidity; we are subject to credit risk; we may have more credit risk and higher credit losses to the extent that our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral; we rely on the mortgage secondary market and GSEs for some of our liquidity; loss of customer deposits could increase our funding costs; any reduction in our credit rating could increase the cost of our funding from the capital markets; we are subject to litigation, and our expenses related to this litigation may adversely affect our results; we may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations; we are subject to certain risks related to originating and selling mortgages, and may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, or borrower fraud, and this could harm our liquidity, results of operations, and financial condition; we face risks as a servicer of loans; consumers and small businesses may decide not to use banks to complete their financial transactions, which could affect net income; we have businesses other than banking which subject us to a variety of risks; negative public opinion could damage our reputation and adversely impact business and revenues; we may face more intense scrutiny of our sales, training, and incentive compensation practices; we rely on other companies to provide key components of our business infrastructure; competition in the financial services industry is intense and we could lose business or suffer margin declines as a result; we continually encounter technological change and must effectively develop and implement new technology; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we depend on the expertise of key personnel, and if these individuals leave or change their roles without effective replacements, operations may suffer; we may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategies; our framework for managing risks may not be effective in mitigating risk and loss to us; our controls and procedures may not prevent or detect all errors or acts of fraud; we are at risk of increased losses from fraud; our operational and communications systems and infrastructure may fail or may be the subject of a breach or cyber-attack that, if successful, could adversely affect our business and disrupt business continuity; a disruption, breach, or failure in the operational systems and infrastructure of our third party vendors and other service providers, including as a result of cyber-attacks, could adversely affect our business; natural disasters and other catastrophic events could have a material adverse impact on our operations or our financial condition and results; the soundness of other financial institutions could adversely affect us; we depend on the accuracy and completeness of information about clients and counterparties; our accounting policies and processes are critical to how we report our financial condition and results of operation, and they require management to make estimates about matters that are uncertain; depressed market values for our stock and adverse economic conditions sustained over a period of time may require us to write down all or some portion of our goodwill; our stock price can be volatile; we might not pay dividends on our stock; our ability to receive dividends from our subsidiaries or other investments could affect our liquidity and ability to pay dividends; and certain banking laws and certain provisions of our articles of incorporation may have an anti-takeover effect.

INTRODUCTION
We are a leading provider of financial services, with our headquarters located in Atlanta, Georgia. Our principal subsidiary, SunTrust Bank, offers a full line of financial services for consumers, businesses, corporations, institutions, and not-for-profit entities, both through its branches (located primarily in Florida, Georgia, Virginia, North Carolina, Tennessee, Maryland, South Carolina, and the District of Columbia) and through other national delivery channels. In addition to deposit, credit, and trust and investment services offered by the Bank, our other subsidiaries provide capital markets, mortgage banking, securities brokerage, investment banking, and wealth management services. We operate two business segments: Consumer and Wholesale, with functional activities included in Corporate Other. See Note 18, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q for a description of our business segments.
This MD&A is intended to assist readers in their analysis of the accompanying Consolidated Financial Statements and supplemental financial information. It should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q, as well as other information contained in this document and in our 2017 Annual Report on Form 10-K. When we refer to “SunTrust,” “the Company,” “we,” “our,” and “us” in this report, we mean SunTrust Banks, Inc. and its consolidated subsidiaries.
In the MD&A, consistent with SEC guidance in Industry Guide 3 that contemplates the calculation of tax exempt income on a tax equivalent basis, we present net interest income, net interest margin, total revenue, and efficiency ratios on an FTE basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments using a federal tax rate of 21% for all periods beginning on or after January 1, 2018 and 35% for all periods prior to January 1, 2018, as well as state income taxes, where applicable, to increase tax-exempt interest income to a taxable-equivalent basis. We believe this measure to be the preferred industry measurement of net interest income and that it enhances comparability of net interest income arising from taxable and tax-exempt sources. Additionally, we present other non-U.S. GAAP metrics to assist investors in understanding management’s view of particular financial measures, as well as to align presentation of these financial measures with peers in the industry who may also provide a similar presentation. Reconcilements for all non-U.S. GAAP measures are provided in Table 19.

EXECUTIVE OVERVIEW
Financial Performance
We delivered strong year-over-year EPS growth in the first quarter of 2018, resulting from strong asset quality, increased net interest income, improved operating efficiency, and a reduction to the U.S. federal corporate income tax rate. Total revenue for the first quarter of 2018 increased slightly compared to the first quarter of 2017, as higher net interest income was largely offset by lower noninterest income.
Net interest income increased 4% relative to the first quarter of 2017 due to net interest margin expansion. Noninterest income decreased $51 million, or 6%, compared to the first quarter of 2017, driven largely by lower capital markets-related income, mortgage-related income, and client transaction-related fees, offset partially by higher other noninterest income and modest improvements in other fee categories.
Our net interest margin increased 15 basis points compared to the first quarter of 2017. This increase was driven by a 32 basis point increase in average earning asset yields arising from higher benchmark interest rates, higher securities AFS yields given lower premium amortization expense, and positive mix shift in the LHFI portfolio. We expect net interest margin to increase one to three basis points in the second quarter of 2018 compared to the first quarter of 2018, largely as a result of the rate hike in March 2018. See additional discussion related to revenue, noninterest income, and net interest income and margin in the "Noninterest Income" and "Net Interest Income/Margin" sections of this MD&A. Also in this MD&A, see Table 11, "Net Interest Income Asset Sensitivity," for an analysis of potential changes in net interest income due to instantaneous moves in benchmark interest rates.
Noninterest expense decreased $48 million, or 3%, compared to the first quarter of 2017, driven primarily by lower operating losses and ongoing efficiency initiatives. The reduction in operating losses was driven by a net benefit of $10 million related to the progression of certain legal matters, in addition to below average fraud losses. Other noninterest expense decreased due to elevated efficiency-related charges recognized in the first quarter of 2017, including higher branch closure and severance costs. In addition, our FDIC premiums have been declining over the past few quarters as a result of our improved financial position. Though our expense base has and will vary from quarter to quarter, we remain focused on managing our expenses to provide funding for investments in talent, technology, and improved product offerings. See additional discussion related to noninterest expense in the "Noninterest Expense" section of this MD&A.
For the first quarter of 2018, our efficiency and tangible efficiency ratios were 62.8% and 62.1%, compared to 65.2% and 64.6% for the same period in 2017, respectively. Our efficiency progress keeps us on track to meet our goal of a tangible efficiency ratio of between 60% and 61% for 2018 and below 60% for 2019. See Table 19, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding, and a reconciliation of, our tangible efficiency ratio.
Overall asset quality metrics were strong during the first quarter of 2018, evidenced by our 0.22% annualized net charge-off ratio and 0.50% NPL ratio. These low levels reflect the relative strength across our LHFI portfolio, particularly in C&I, though we recognize that there could be variability and normalization moving forward. Overall, we expect to operate within a net charge-off ratio of between 25 and 35 basis points for the remainder of 2018 and we expect the ALLL ratio to decline modestly if current asset quality conditions are sustained. See additional discussion of our credit and asset quality, in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A.
Average LHFI for the first quarter of 2018 totaled $142.9 billion, down $750 million compared to the first quarter of 2017, driven largely by the sale of PAC in December 2017 as well as by declines in average home equity products and commercial construction loans, offset in part by growth across most consumer lending categories. We believe that tax reform, client optimism, and a generally positive economic backdrop will drive increased investment and growth, which will lead to increased lending activity. Overall, we are well positioned to meet our clients' needs, whether through lending, capital markets, or other solutions. See additional loan discussions in the “Loans,” “Nonperforming Assets,” and "Net Interest Income/Margin" sections of this MD&A.
Average consumer and commercial deposits remained stable compared to the first quarter of 2017, as our clients migrated from money market accounts and demand deposits to CDs and NOW accounts, and we expect the migration towards higher cost deposit products to continue as interest rates rise. Rates paid on our interest-bearing consumer and commercial deposits increased 17 basis points compared to the first quarter of 2017 in response to rising benchmark interest rates. Our access to low-cost funding has enabled us to prudently manage our funding base, and our rate discipline on deposits resulted in approximately 20% realized interest-bearing deposit beta in the first quarter of 2018. We remain focused on maximizing the value proposition of deposits for our clients, outside of rate paid, by meeting more of our clients’ needs through strategic investments in talent and technology. See additional discussion regarding average deposits in the "Net Interest Income/Margin" and "Deposits" sections of this MD&A.
In April 2018, we announced an investigation of a theft by a former employee of information from some of our contact lists. Although the investigation is ongoing, we are proactively notifying approximately 1.5 million clients that certain information, such as name, address, phone number, and certain account balances may have been exposed. The contact lists did not include personally identifying information, such as social security number, account number, PIN, user ID, password, or driver’s license information. We are working with outside experts and coordinating with law enforcement on this matter, and we have not identified significant fraudulent activity to date as a result of the potential theft. We have also heightened our monitoring of accounts and increased other related security measures. That said, we are guided by our purpose of Lighting The Way To Financial Well-Being and this applies to our clients’ information security as well. For this reason, we have offered a broad set of ongoing identity protection services to all Consumer clients free-of-charge, and we expect to be able to absorb the modest costs for these services in our normal course of business.
Capital and Liquidity
Our capital ratios continue to be well above regulatory requirements. Our CET1 ratio increased to 9.84% at March 31, 2018, a 10 basis point improvement compared to December 31, 2017, driven primarily by strong growth in retained earnings, offset partially by an increase in treasury stock. Our Tier 1 capital and Total capital ratios declined compared to December 31, 2017, due to the impact of our previously announced redemption of all outstanding shares of Series E Preferred Stock in March 2018. Additionally, our book value and tangible book value per common share both decreased 2% compared to December 31, 2017, driven primarily by a higher accumulated other comprehensive loss, offset partially by growth in retained earnings. See additional details related to our capital in Note 13, "Capital," to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K. Also see Table 19, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding, and a reconciliation of, tangible book value per common share.
During the first quarter of 2018, we repurchased $330 million of our outstanding common stock as part of our 2017 capital plan. In April 2018, we repurchased an additional $330 million of our common stock at market value, which completed our $1.32 billion common equity repurchases as approved by the Board in conjunction with the 2017 capital plan. Also, in April 2018 we submitted our 2018 capital plan to the Federal Reserve for review in conjunction with the 2018 CCAR, and we anticipate receiving feedback in June 2018 regarding this submission. Our strong capital position, particularly in the context of our risk profile, combined with additional capital optimization, should allow us to continue to increase capital returns to our shareholders. See additional details related to our capital actions and share repurchases in the “Capital Resources” section of this MD&A and in Part II, Item 2 of this Form 10-Q.
Business Segments Highlights
Consumer
Consumer continues to deliver healthy overall business and revenue momentum. Net interest income increased $67 million, or 7%, compared to the first quarter of 2017, resulting from solid loan growth, continued balance sheet optimization, and wider deposit spreads. The average balance of our LHFI portfolio increased 4% compared to the first quarter of 2017. Noninterest income decreased 5% compared to the first quarter of 2017, due primarily to lower mortgage-related income, as a result of lower production volume and reduced gain on sale margins. We are demonstrating positive underlying trends within PWM, with assets under management increasing by 7% year-over-year. Wealth management-related noninterest income increased 3% year-over-year, slower than the growth rate in assets under management given mix shift and competition. Our value proposition for our targeted client segments is resonating in the marketplace, driving growth in new clients and deepening relationships with existing clients. Noninterest expense decreased $26 million, or 3%, compared to the first quarter of 2017 as a result of the actions we took in 2017 to improve our efficiency and effectiveness. Our branch count is down 6%, which is largely enabled by our improving digital adoption rates. We are making strides in improving efficiency while still investing in technology and revenue growth opportunities. We plan to merge our STM and Bank entities in the third quarter of 2018. We have received conditional regulatory approval for the merger, which is subject to final approval from the appropriate regulatory authorities once certain merger transaction documents have been executed. These entities are both part of the Consumer segment, and the merged entity would remain within Consumer and conduct operations under the Bank’s name and charter. See Note 18, “Business Segment Reporting,” to the Consolidated Financial Statements in this Form 10-Q for additional information.

Wholesale
Wholesale revenue decreased $8 million, or 1%, compared to first quarter of 2017 due primarily to decreases in noninterest income, offset partially by increases in net interest income. Net interest income increased 4% compared to the first quarter of 2017 as a result of improved spreads on deposits, offset partially by declines in loan and deposit volume. Noninterest income decreased 7%, compared to the first quarter of 2017. The decrease was driven largely by lower investment banking income as a result of declines in debt capital markets activity and a decrease in tax credits driven by the lower effective tax rate. Overall, while market conditions can drive quarterly variability, we continued to be encouraged by our momentum in capital markets and believe that we are uniquely positioned to succeed in this space, given our full set of capabilities and our OneTeam approach.
Additional information related to our business segments can be found in Note 18, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q, and further discussion of our business segment results for the three months ended March 31, 2018 and 2017 can be found in the "Business Segment Results" section of this MD&A.

Consolidated Daily Average Balances, Income/Expense, and Average Yields Earned/Rates Paid							Table 1
	Three Months Ended						(Decrease)/Increase
	March 31, 2018			March 31, 2017
(Dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
ASSETS
LHFI: [1]
C&I	$66,269	$588	3.60%	$69,076	$554	3.25%	($2,807)	0.35
CRE	5,201	49	3.84	5,038	39	3.18	163	0.66
Commercial construction	3,749	40	4.27	4,076	34	3.39	(327)	0.88
Residential mortgages - guaranteed	637	5	3.12	567	4	3.07	70	0.05
Residential mortgages - nonguaranteed	26,863	254	3.79	25,918	247	3.80	945	(0.01)
Residential home equity products	10,243	116	4.60	11,466	116	4.10	(1,223)	0.50
Residential construction	261	3	4.47	385	4	4.04	(124)	0.43
Consumer student - guaranteed	6,655	78	4.76	6,278	65	4.20	377	0.56
Consumer other direct	8,804	110	5.08	7,819	97	5.02	985	0.06
Consumer indirect	12,001	108	3.63	10,847	92	3.43	1,154	0.20
Consumer credit cards	1,526	43	11.26	1,369	33	9.79	157	1.47
Nonaccrual [2]	711	4	2.25	831	4	2.03	(120)	0.22
Total LHFI	142,920	1,398	3.97	143,670	1,289	3.64	(750)	0.33
Securities AFS: [3]
Taxable	30,849	201	2.61	29,965	180	2.40	884	0.21
Tax-exempt	628	5	2.98	286	2	3.04	342	(0.06)
Total securities AFS	31,477	206	2.62	30,251	182	2.41	1,226	0.21
Fed funds sold and securities borrowed or purchased under agreements to resell	1,334	4	1.18	1,236	1	0.33	98	0.85
LHFS	2,025	21	4.12	2,611	24	3.71	(586)	0.41
Interest-bearing deposits in other banks	25	—	1.85	25	—	0.64	—	1.21
Interest earning trading assets	4,564	34	3.05	5,188	27	2.09	(624)	0.96
Other earning assets [3]	529	5	3.50	625	5	2.93	(96)	0.57
Total earning assets	182,874	1,668	3.70	183,606	1,528	3.38	(732)	0.32
ALLL	(1,726)			(1,700)			26
Cash and due from banks	5,329			5,556			(227)
Other assets	17,256			15,952			1,304
Noninterest earning trading assets and derivative instruments	772			888			(116)
Unrealized (losses)/gains on securities AFS, net	(373)			(50)			(323)
Total assets	$204,132			$204,252			($120)
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
NOW accounts	$46,590	$45	0.39%	$44,745	$23	0.21%	$1,845	0.18
Money market accounts	50,543	48	0.39	54,902	34	0.25	(4,359)	0.14
Savings	6,587	—	0.02	6,415	—	0.02	172	—
Consumer time	6,085	13	0.87	5,487	9	0.69	598	0.18
Other time	7,026	22	1.25	4,232	10	0.97	2,794	0.28
Total interest-bearing consumer and commercial deposits	116,831	128	0.44	115,781	76	0.27	1,050	0.17
Brokered time deposits	1,006	3	1.35	917	3	1.28	89	0.07
Foreign deposits	51	—	1.42	678	1	0.66	(627)	0.76
Total interest-bearing deposits	117,888	131	0.45	117,376	80	0.28	512	0.17
Funds purchased	876	3	1.45	872	1	0.65	4	0.80
Securities sold under agreements to repurchase	1,595	5	1.39	1,715	3	0.61	(120)	0.78
Interest-bearing trading liabilities	1,110	8	2.84	1,002	6	2.61	108	0.23
Other short-term borrowings	2,084	6	1.11	1,753	2	0.49	331	0.62
Long-term debt	10,506	74	2.84	11,563	70	2.45	(1,057)	0.39
Total interest-bearing liabilities	134,059	227	0.69	134,281	162	0.49	(222)	0.20
Noninterest-bearing deposits	42,338			43,093			(755)
Other liabilities	2,499			2,860			(361)
Noninterest-bearing trading liabilities and derivative instruments	631			347			284
Shareholders’ equity	24,605			23,671			934
Total liabilities and shareholders’ equity	$204,132			$204,252			($120)
Interest rate spread			3.01%			2.89%		0.12
Net interest income [4]		$1,441			$1,366
Net interest income-FTE [4,5]		$1,461			$1,400
Net interest margin [6]			3.20%			3.02%		0.18
Net interest margin-FTE [5,6]			3.24			3.09		0.15
1 Interest income includes loan fees of $39 million and $45 million for the three months ended March 31, 2018 and 2017, respectively.
2 Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
3 Beginning January 1, 2018, we began presenting certain equity securities previously presented in securities available for sale as other earning assets. For periods prior to January 1, 2018, these equity securities have been reclassified to other earning assets for comparability.
4 Derivative instruments employed to manage our interest rate sensitivity decreased Net interest income by $2 million for the three months ended March 31, 2018 and increased Net interest income by $46 million for the three months ended March 31, 2017.
5 See Table 19, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information and reconciliations of non-U.S. GAAP performance measures. Approximately 95% of the total FTE adjustment for both the three months ended March 31, 2018 and 2017 was attributed to C&I loans.
6 Net interest margin is calculated by dividing annualized net interest income by average total earning assets.

NET INTEREST INCOME/MARGIN (FTE)
Net interest income was $1.5 billion in the first quarter of 2018, an increase of $61 million, or 4%, compared to the first quarter of 2017. Net interest margin for the first quarter of 2018 increased 15 basis points, to 3.24%, compared to the first quarter of 2017. The increase was driven by a 32 basis point increase in average earning asset yields arising from higher benchmark interest rates, higher securities AFS yields given lower premium amortization expense, and positive mix shift in the LHFI portfolio. Specifically, average LHFI yields increased 33 basis points, driven by increases in yields across all commercial loan categories as well as most consumer loan categories. In addition, yields on securities AFS increased 21 basis points due to lower premium amortization, higher interest rates, and shifts in the portfolio mix. These increases were offset partially by higher rates paid on average interest-bearing liabilities.
Rates paid on average interest-bearing liabilities increased 20 basis points compared to the first quarter of 2017, driven primarily by increases in rates paid across all deposit categories as well as rates paid on short-term borrowings and long-term debt. Compared to the first quarter of 2017, the average rate paid on interest-bearing deposits increased 17 basis points. Looking to the second quarter of 2018, we expect net interest margin to increase one to three basis points compared to the first quarter of 2018, largely as a result of the rate hike in March 2018.
Average earning assets decreased $732 million, compared to the first quarter of 2017, driven primarily by a $750 million, or 1%, decrease in average LHFI, a $586 million, or 22%, decrease in LHFS, and a $624 million, or 12%, decrease in average interest earning trading assets. These decreases were offset partially by a $1.2 billion, or 4%, increase in average securities AFS. The decrease in average LHFI was driven largely by the sale of PAC in December 2017 as well as by declines in average home equity products and commercial construction loans. These decreases were offset largely by increases in nonguaranteed residential mortgages, consumer other direct, and consumer indirect. See the "Loans" section in this MD&A for additional discussion regarding loan activity.
Average interest-bearing liabilities decreased $222 million, compared to the first quarter of 2017, due primarily to declines in money market accounts, long-term debt, and foreign deposits, offset largely by increases across most consumer and commercial deposits and other short-term borrowings. Average interest-bearing consumer and commercial deposits increased $1.1 billion, or 1%, compared to the first quarter of 2017, due primarily to growth in time account and NOW balances resulting from continued success in deepening and growing client relationships. These increases were largely offset by declines in money market accounts. Average long-term debt decreased $1.1 billion, or 9%, compared to the first quarter of 2017, due primarily to terminations and maturities of long-term FHLB advances in the second half of 2017, offset partially by our first quarter of 2018 issuances of $500 million of 5-year fixed rate senior notes and $750 million of 3-year fixed-to floating rate senior notes under our Global Bank Note program. See the "Borrowings" section of this MD&A for additional information regarding our short-term borrowings and long-term debt.
We utilize interest rate swaps to manage interest rate risk. These instruments are primarily receive-fixed, pay-variable swaps that synthetically convert a portion of our commercial loan portfolio from floating rates, based on LIBOR, to fixed rates. At March 31, 2018, the outstanding notional balance of active swaps that qualified as cash flow hedges on variable rate commercial loans was $11.6 billion, compared to $12.1 billion at December 31, 2017, respectively.
In addition to the income recognized from active swaps, we recognize interest income from terminated swaps that were previously designated as cash flow hedges on variable rate commercial loans. Interest expense from our commercial loan swaps was $1 million during the first quarter of 2018, compared to income of $41 million during the first quarter of 2017 due primarily to a decrease in the notional balance of qualifying swaps and an increase in LIBOR. As we manage our interest rate risk we may continue to purchase additional and/or terminate existing interest rate swaps.
Remaining swaps on commercial loans have maturities through 2023 and have an average maturity of 3.6 years at March 31, 2018. The weighted average rate on the receive-fixed rate leg of the commercial loan swap portfolio was 1.55%, and the weighted average rate on the pay-variable leg was 1.88%, at March 31, 2018.

Foregone Interest
Foregone interest income from NPLs reduced net interest margin by two basis points for both the three months ended March 31, 2018 and 2017. See additional discussion of our expectations of future credit quality in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A. In addition, Table 1 in this MD&A contain more detailed information regarding average balances, yields earned, rates paid, and associated impacts on net interest income.

NONINTEREST INCOME
			Table 2
	Three Months Ended March 31
(Dollars in millions)	2018	2017	% Change [1]
Service charges on deposit accounts	$146	$148	(1)%
Other charges and fees	87	95	(8)
Card fees	81	82	(1)
Investment banking income	131	167	(22)
Trading income	42	51	(18)
Trust and investment management income	75	75	—
Retail investment services	72	68	6
Mortgage servicing related income	54	58	(7)
Mortgage production related income	36	53	(32)
Commercial real estate related income	23	20	15
Net securities gains	1	—	NM
Other noninterest income	48	30	60
Total noninterest income	$796	$847	(6)%
1 “NM” - Not meaningful. Those changes over 100 percent were not considered to be meaningful.

Noninterest income decreased $51 million, or 6%, compared to the first quarter of 2017. This decrease was driven by lower capital markets-related income, mortgage-related income, and client transaction-related fees, offset partially by higher other noninterest income and modest improvements in other fee categories.
Client transaction-related fees, which include service charges on deposit accounts, other charges and fees, and card fees, decreased $11 million, or 3%, compared to the first quarter of 2017. This decrease was due primarily to the impact of our adoption of the revenue recognition accounting standard on January 1, 2018, which resulted in the netting of certain expense items that were previously recognized in noninterest expense against client transaction-related fee income. See Note 1, "Significant Accounting Policies," to the Consolidated Financial Statements in this Form 10-Q for additional information regarding our adoption of this accounting standard.
Investment banking income decreased $36 million, or 22%, compared to the first quarter of 2017. This decrease was due primarily to declines in syndicated and leveraged finance activity compared to the record performance in the prior year quarter. Looking to the second quarter of 2018, we expect investment banking income to demonstrate solid sequential quarter growth, assuming relatively stable capital market conditions.
Trading income decreased $9 million, or 18%, compared to the first quarter of 2017, due largely to lower fixed income sales and trading revenue.

Retail investment services income increased $4 million, or 6%, compared to the first quarter of 2017 due primarily to growth in retail brokerage managed assets.
Mortgage servicing related income decreased $4 million, or 7%, compared to the first quarter of 2017. This decrease was due to lower net hedge performance and higher servicing asset decay in the first quarter of 2018, offset partially by higher servicing fee income. The UPB of mortgage loans in the servicing portfolio was $164.7 billion at March 31, 2018, compared to $164.5 billion at March 31, 2017.
Mortgage production related income decreased $17 million, or 32%, compared to the first quarter of 2017. This decrease was due to lower refinancing activity and lower gain on sale margins during the first quarter of 2018. Mortgage application volume decreased 9% and closed loan volume decreased 6% compared to the first quarter of 2017.
Other noninterest income increased $18 million, or 60%, compared to the first quarter of 2017. This increase was due primarily to a $23 million remeasurement gain on an equity investment following our full adoption of the recognition and measurement of financial assets accounting standard on January 1, 2018. See Note 1, "Significant Accounting Policies," to the Consolidated Financial Statements in this Form 10-Q for additional information regarding our adoption of this accounting standard.

NONINTEREST EXPENSE
			Table 3
	Three Months Ended March 31
(Dollars in millions)	2018	2017	% Change
Employee compensation	$707	$717	(1)%
Employee benefits	146	135	8
Total personnel expenses	853	852	—
Outside processing and software	206	205	—
Net occupancy expense	94	92	2
Marketing and customer development	41	42	(2)
Regulatory assessments	41	48	(15)
Equipment expense	40	39	3
Amortization	15	13	15
Operating losses	6	32	(81)
Other noninterest expense	121	142	(15)
Total noninterest expense	$1,417	$1,465	(3)%

Noninterest expense decreased $48 million, or 3%, compared to the first quarter of 2017, driven primarily by lower operating losses and other noninterest expense, as well as ongoing efficiency initiatives.
Regulatory assessments expense decreased $7 million, or 15%, compared to the first quarter of 2017. This decrease was driven by lower FDIC insurance premiums as a result of our improved financial position.
Amortization expense increased $2 million, or 15%, compared to the first quarter of 2017. This increase was driven by an increase in our community development investments, which are amortized over the life of the related tax credits that these investments generate. See the "Community Development

Investments" section of Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," to the Consolidated Financial Statements in this Form 10-Q for additional information regarding these investments.
Operating losses decreased $26 million, or 81%, compared to the first quarter of 2017. This decrease was driven primarily by a net benefit of $10 million related to the progression of certain legal matters as well as lower fraud losses.
Other noninterest expense decreased $21 million, or 15%, compared to the first quarter of 2017. This decrease was due primarily to lower legal and consulting fees and lower branch closure and severance costs.

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
The composition of our loan portfolio is presented in Table 4:

Loan Portfolio by Types of Loans		Table 4
(Dollars in millions)	March 31, 2018	December 31, 2017
Commercial loans:
C&I [1]	$66,321	$66,356
CRE	5,352	5,317
Commercial construction	3,651	3,804
Total commercial loans	75,324	75,477
Consumer loans:
Residential mortgages - guaranteed	611	560
Residential mortgages - nonguaranteed [2]	27,165	27,136
Residential home equity products	10,241	10,626
Residential construction	256	298
Guaranteed student	6,693	6,633
Other direct	8,941	8,729
Indirect	11,869	12,140
Credit cards	1,518	1,582
Total consumer loans	67,294	67,704
LHFI	$142,618	$143,181
LHFS [3]	$2,377	$2,290
1 Includes $3.6 billion and $3.7 billion of lease financing and $788 million and $778 million of installment loans at March 31, 2018 and December 31, 2017, respectively.
2 Includes $188 million and $196 million of LHFI measured at fair value at March 31, 2018 and December 31, 2017, respectively.
3 Includes $1.4 billion and $1.6 billion of LHFS measured at fair value at March 31, 2018 and December 31, 2017, respectively.

Table 5 presents our LHFI portfolio by geography (based on the U.S. Census Bureau's classifications of U.S. regions):

						Table 5
	March 31, 2018
	Commercial LHFI		Consumer LHFI		Total LHFI
(Dollars in millions)	Balance	% of Total Commercial	Balance	% of Total Consumer	Balance	% of Total LHFI
South region:
Florida	$12,636	17%	$13,308	20%	$25,944	18%
Georgia	9,959	13	8,444	13	18,403	13
Virginia	6,690	9	7,456	11	14,146	10
Maryland	4,312	6	6,036	9	10,348	7
North Carolina	4,584	6	5,314	8	9,898	7
Texas	3,749	5	4,152	6	7,901	6
Tennessee	4,173	6	2,944	4	7,117	5
South Carolina	1,203	2	2,360	4	3,563	2
District of Columbia	1,516	2	1,030	2	2,546	2
Other Southern states	2,422	3	2,322	3	4,744	3
Total South region	51,244	68	53,366	79	104,610	73
Northeast region:
New York	4,833	6	1,153	2	5,986	4
Pennsylvania	1,397	2	1,184	2	2,581	2
New Jersey	1,490	2	694	1	2,184	2
Other Northeastern states	2,527	3	877	1	3,404	2
Total Northeast region	10,247	14	3,908	6	14,155	10
West region:
California	4,527	6	3,279	5	7,806	5
Other Western states	2,176	3	2,264	3	4,440	3
Total West region	6,703	9	5,543	8	12,246	9
Midwest region:
Illinois	1,778	2	952	1	2,730	2
Ohio	835	1	713	1	1,548	1
Missouri	1,034	1	404	1	1,438	1
Other Midwestern states	2,175	3	2,334	3	4,509	3
Total Midwest region	5,822	8	4,403	7	10,225	7
Foreign loans	1,308	2	74	—	1,382	1
Total	$75,324	100%	$67,294	100%	$142,618	100%

	December 31, 2017
	Commercial LHFI		Consumer LHFI		Total LHFI
(Dollars in millions)	Balance	% of Total Commercial	Balance	% of Total Consumer	Balance	% of Total LHFI
South region:
Florida	$12,792	17%	$13,474	20%	$26,266	18%
Georgia	10,250	14	8,462	12	18,712	13
Virginia	6,580	9	7,545	11	14,125	10
Maryland	4,104	5	6,095	9	10,199	7
North Carolina	4,482	6	5,354	8	9,836	7
Texas	3,954	5	4,122	6	8,076	6
Tennessee	4,101	5	2,985	4	7,086	5
South Carolina	1,155	2	2,385	4	3,540	2
District of Columbia	1,501	2	1,022	2	2,523	2
Other Southern states	2,791	4	2,452	4	5,243	4
Total South region	51,710	69	53,896	80	105,606	74
Northeast region:
New York	4,731	6	1,139	2	5,870	4
Pennsylvania	1,458	2	1,189	2	2,647	2
New Jersey	1,327	2	689	1	2,016	1
Other Northeastern states	2,387	3	895	1	3,282	2
Total Northeast region	9,903	13	3,912	6	13,815	10
West region:
California	4,893	6	3,246	5	8,139	6
Other Western states	2,172	3	2,235	3	4,407	3
Total West region	7,065	9	5,481	8	12,546	9
Midwest region:
Illinois	1,637	2	922	1	2,559	2
Ohio	718	1	688	1	1,406	1
Missouri	922	1	395	1	1,317	1
Other Midwestern states	2,211	3	2,336	3	4,547	3
Total Midwest region	5,488	7	4,341	6	9,829	7
Foreign loans	1,311	2	74	—	1,385	1
Total	$75,477	100%	$67,704	100%	$143,181	100%

Loans Held for Investment
LHFI totaled $142.6 billion at March 31, 2018, a decrease of $563 million from December 31, 2017, driven largely by decreases in commercial construction loans, home equity products, and consumer indirect loans, offset partially by growth in consumer other direct loans.
Average LHFI for the first quarter of 2018 totaled $142.9 billion, down $750 million compared to the first quarter of 2017, driven largely by the sale of PAC in December 2017 as well as by declines in average home equity products and commercial construction loans, offset in part by growth across most consumer lending categories. See the "Net Interest Income/Margin" section of this MD&A for more information regarding average loan balances.
Commercial loans decreased $153 million during the first quarter of 2018, driven by payoffs and paydowns of commercial construction loans.
Consumer loans decreased $410 million, or 1%, during the first quarter of 2018, driven by a $385 million, or 4%, decrease in residential home equity products and a $271 million, or 2%, decline in indirect loans. These decreases were offset partially by a $212 million, or 2%, increase in other direct loans during the first quarter of 2018.
At March 31, 2018, 41% of our residential home equity products were in a first lien position and 59% were in a junior lien position. For residential home equity products in a junior lien position, we own or service 32% of the loans that are senior to the home equity product.
Loans Held for Sale
LHFS increased $87 million, or 4%, during the first quarter of 2018, driven by transfers of guaranteed student and residential mortgage LHFI into LHFS.
Asset Quality
Our asset quality metrics were strong during the first quarter of 2018, driven by economic growth and improved residential housing markets, evidenced by our low annualized net charge-off and NPL ratios. These low levels reflect the relative strength across our LHFI portfolio, particularly in C&I, though we recognize that there could be variability and normalization moving forward. See the “Allowance for Credit Losses” and “Nonperforming Assets” sections of this MD&A for detailed information regarding our net charge-offs and NPLs.
NPAs increased $37 million, or 5%, during the first quarter of 2018, driven primarily by hurricane-related forbearance and the downgrade of one CRE borrower, offset partially by the return to accrual status of certain nonperforming home equity products. At March 31, 2018, the ratio of NPLs to period-end LHFI was 0.50%, an increase of three basis points compared to December 31, 2017.

Early stage delinquencies were 0.68% and 0.80% of total loans at March 31, 2018 and December 31, 2017, respectively. Early stage delinquencies, excluding government-guaranteed loans, were 0.22% and 0.32% at March 31, 2018 and December 31, 2017, respectively. The reductions in early stage delinquencies resulted primarily from improvements in consumer loans.
For first quarter of 2018 and 2017, net charge-offs totaled $79 million and $112 million, and the net charge-off ratio was 0.22% and 0.32%, respectively. The decrease in net charge-offs was driven primarily by overall asset quality improvements and lower commercial net charge-offs.
Overall, we expect to operate within a net charge-off ratio of between 25 and 35 basis points for the remainder of 2018 and we expect the ALLL ratio to decline modestly if current asset quality conditions are sustained.

ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the reserve for unfunded commitments. A rollforward of our allowance for credit losses and summarized credit loss experience is shown in Table 6. See Note 1, "Significant Accounting Policies," and the "Critical Accounting Policies" MD&A section of our 2017 Annual Report on Form 10-K, as well as Note 7, "Allowance for Credit Losses," to the Consolidated Financial Statements in this Form 10-Q for further information regarding our ALLL accounting policy, determination, and allocation.

Summary of Credit Losses Experience			Table 6
	Three Months Ended March 31
(Dollars in millions)	2018	2017	% Change [4]
Allowance for Credit Losses
Balance - beginning of period	$1,814	$1,776	2%
(Benefit)/provision for unfunded commitments	(10)	2	NM
(Benefit)/provision for loan losses:
Commercial loans	(16)	46	NM
Consumer loans	54	71	(24)
Total provision for loan losses	38	117	(68)
Charge-offs:
Commercial loans	(23)	(63)	(63)
Consumer loans	(83)	(83)	—
Total charge-offs	(106)	(146)	(27)
Recoveries:
Commercial loans	6	13	(54)
Consumer loans	21	21	—
Total recoveries	27	34	(21)
Net charge-offs	(79)	(112)	(29)
Balance - end of period	$1,763	$1,783	(1)%
Components:
ALLL	$1,694	$1,714	(1)%
Unfunded commitments reserve [1]	69	69	—
Allowance for credit losses	$1,763	$1,783	(1)%
Average LHFI	$142,920	$143,670	(1)%
Period-end LHFI outstanding	142,618	143,529	(1)
Ratios:
ALLL to period-end LHFI [2]	1.19%	1.20%	(1)%
ALLL to NPLs [3]	2.40x	2.18x	10
Net charge-offs to total average LHFI (annualized)	0.22%	0.32%	(31)
1 The unfunded commitments reserve is recorded in Other liabilities in the Consolidated Balance Sheets.
2 $188 million and $221 million of LHFI measured at fair value at March 31, 2018 and 2017, respectively, were excluded from period-end LHFI in the calculation, as no allowance is recorded for loans measured at fair value. We believe that this presentation more appropriately reflects the relationship between the ALLL and loans that attract an allowance.
3 $5 million and $3 million of NPLs measured at fair value at March 31, 2018 and 2017, respectively, were excluded from NPLs in the calculation, as no allowance is recorded for NPLs measured at fair value. We believe that this presentation more appropriately reflects the relationship between the ALLL and NPLs that attract an allowance.
4 "NM" - Not meaningful. Those changes over 100 percent were not considered to be meaningful.

Provision for Credit Losses
The total provision for credit losses includes the (benefit)/provision for loan losses and the (benefit)/provision for unfunded commitments. The provision for loan losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. For the first quarter of 2018, the total provision for loan losses decreased $79 million compared to the first quarter of 2017, driven primarily by lower net charge-offs and a lower ALLL.
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

Allowance for Loan and Lease Losses

ALLL by Loan Segment		Table 7
(Dollars in millions)	March 31, 2018	December 31, 2017
ALLL:
Commercial loans	$1,068	$1,101
Consumer loans	626	634
Total	$1,694	$1,735
Segment ALLL as a % of total ALLL:
Commercial loans	63%	63%
Consumer loans	37	37
Total	100%	100%
Segment LHFI as a % of total LHFI:
Commercial loans	53%	53%
Consumer loans	47	47
Total	100%	100%

The ALLL decreased $41 million, or 2%, from December 31, 2017, to $1.7 billion at March 31, 2018. The decrease was due primarily to continued asset quality improvements, including an improved outlook for hurricane-related losses. The ALLL to period-end LHFI ratio (excluding loans measured at fair value) decreased two basis points from December 31, 2017, to 1.19% at March 31, 2018. The ratio of the ALLL to NPLs (excluding NPLs measured at fair value) decreased to 2.40x at March 31, 2018, compared to 2.59x at December 31, 2017, due to a decrease in the ALLL and an increase in NPLs.

NONPERFORMING ASSETS

Table 8 presents our NPAs:

			Table 8
(Dollars in millions)	March 31, 2018	December 31, 2017	% Change
Nonaccrual loans/NPLs:
Commercial loans:
C&I	$216	$215	—%
CRE	46	24	92
Commercial construction	—	1	(100)
Total commercial NPLs	262	240	9
Consumer loans:
Residential mortgages - nonguaranteed	253	206	23
Residential home equity products	169	203	(17)
Residential construction	16	11	45
Other direct	8	7	14
Indirect	4	7	(43)
Total consumer NPLs	450	434	4
Total nonaccrual loans/NPLs [1]	$712	$674	6%
OREO [2]	$59	$57	4%
Other repossessed assets	7	10	(30)
Total NPAs	$778	$741	5%
Accruing LHFI past due 90 days or more	$1,348	$1,405	(4)%
Accruing LHFS past due 90 days or more	3	2	50
TDRs:
Accruing restructured loans	$2,476	$2,468	—%
Nonaccruing restructured loans [1]	279	286	(2)
Ratios:
NPLs to period-end LHFI	0.50%	0.47%	6%
NPAs to period-end LHFI, OREO, and other repossessed assets	0.55	0.52	6
1 Nonaccruing restructured loans are included in total nonaccrual loans/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or guaranteed by the VA. Proceeds due from the FHA and the VA are recorded as a receivable in Other assets in the Consolidated Balance Sheets until the property is conveyed and the funds are received. The receivable related to proceeds due from the FHA and the VA totaled $43 million and $45 million at March 31, 2018 and December 31, 2017, respectively.

Problem loans or loans with potential weaknesses, such as nonaccrual loans, loans over 90 days past due and still accruing, and TDR loans, are disclosed in the NPA table above. Loans with known potential credit problems that may not otherwise be disclosed in this table include accruing criticized commercial loans, which are disclosed along with additional credit quality information in Note 6, “Loans,” to the Consolidated Financial Statements in this Form 10-Q. At March 31, 2018 and December 31, 2017, there were no known significant potential problem loans that are not otherwise disclosed. See the "Critical Accounting Policies" section of our 2017 Annual Report on MD&A for additional information regarding our policy on loans classified as nonaccrual.
NPAs increased $37 million, or 5%, during first quarter of 2018, and the ratio of NPLs to period-end LHFI was 0.50% at March 31, 2018, up three basis points from December 31, 2017. These increases were driven primarily by hurricane-related forbearance on residential mortgage loans and the downgrade of one CRE borrower, offset partially by the return to accrual status of certain nonperforming home equity products.

Nonperforming Loans
NPLs at March 31, 2018 totaled $712 million, an increase of $38 million, or 6%, from December 31, 2017, driven primarily by an increase in CRE and residential mortgage NPLs, offset partially by a decrease in home equity NPLs.
Commercial NPLs increased $22 million, or 9%, during first quarter of 2018 driven by an increase in CRE NPLs due to the downgrade of one borrower.
Consumer NPLs increased $16 million, or 4%, from December 31, 2017, driven by an increase in residential mortgage NPLs due primarily to hurricane-related forbearance, and a slight increase in residential construction NPLs, offset partially by the return to accrual status of certain home equity products.
Interest income on consumer nonaccrual loans, if received, is recognized on a cash basis. Interest income on commercial nonaccrual loans is not generally recognized until after the principal amount has been reduced to zero. We recognized $4 million of interest income related to nonaccrual loans (which includes out-of-period interest for certain commercial nonaccrual loans) during both the first quarter of 2018 and 2017. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $11 million would have been recognized during both the first quarter of 2018 and 2017.

Other Nonperforming Assets
OREO increased $2 million, or 4%, during first quarter of 2018 to $59 million at March 31, 2018. Sales of OREO resulted in proceeds of $15 million and $12 million during the first quarter of 2018 and 2017, resulting in net gains of $3 million and $2 million, respectively, inclusive of valuation reserves.
Most of our OREO properties are located in Florida, Virginia, Maryland, and North Carolina. Residential and commercial real estate properties comprised 91% and 6%, respectively, of total OREO at March 31, 2018, with the remainder related to land. Upon foreclosure, the values of these properties were re-evaluated and, if necessary, written down to their then-current estimated fair value less estimated costs to sell. Any further decreases in property values could result in additional losses as they are regularly revalued. See the "Non-recurring Fair Value Measurements" section within Note 16, "Fair Value Election and Measurement," to the Consolidated Financial Statements in this Form 10-Q for additional information.
Gains and losses on the sale of OREO are recorded in Other noninterest expense in the Consolidated Statements of Income. Sales of OREO and the related gains or losses are highly dependent on our disposition strategy. We are actively managing and disposing of these assets to minimize future losses and to maintain compliance with regulatory requirements.
Accruing loans past due 90 days or more are included in LHFI and LHFS, and totaled $1.4 billion at both March 31, 2018 and December 31, 2017. Of these, 97% and 98% were government-guaranteed at March 31, 2018 and December 31, 2017, respectively. Accruing LHFI past due 90 days or more decreased $57 million, or 4%, during the first quarter of 2018, driven by a $95 million decrease in guaranteed student loans, offset partially by a $33 million increase in guaranteed residential mortgages.
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
At March 31, 2018, our total TDR portfolio totaled $2.8 billion and was comprised of $2.6 billion, or 96%, of consumer loans (predominantly first and second lien residential mortgages and home equity lines of credit) and $119 million, or 4%, of commercial loans. Total TDRs increased $1 million from December 31, 2017, as an $8 million increase in accruing TDRs was offset largely by a $7 million, or 2%, reduction in nonaccruing TDRs.
Generally, interest income on restructured loans that have met sustained performance criteria and returned to accruing status is recognized according to the terms of the restructuring. Such interest income of $27 million was recognized for both the first quarter of 2018 and 2017 . If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $32 million and $33 million for the first quarter of 2018 and 2017, respectively, would have been recognized.

SELECTED FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE
The following is a discussion of the more significant financial assets and financial liabilities that are measured at fair value on the Consolidated Balance Sheets at March 31, 2018 and December 31, 2017. For a complete discussion of our financial instruments measured at fair value and the methodologies used to estimate the fair values of our financial instruments, see Note 16, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.

Trading Assets and Liabilities and Derivative Instruments
Trading assets and derivative instruments increased $19 million compared to December 31, 2017. This increase was due primarily to increases in corporate and other debt securities, municipal securities, CP, trading loans, and U.S. Treasury securities, offset largely by decreases in federal agency securities and derivative instruments. These changes were driven by normal activity in the trading portfolio product mix as we manage our business and continue to meet our clients' needs. Trading liabilities and derivative instruments increased $454 million, or 35%, compared to December 31, 2017, driven by increases in derivative instruments, corporate and other debt securities, and U.S. Treasury securities. For composition and valuation assumptions related to our trading products, as well as additional information on our derivative instruments, see Note 4, “Trading Assets and Liabilities and Derivative Instruments,” Note 15, “Derivative Financial Instruments,” and the “Trading Assets and Derivative Instruments and Securities Available for Sale” section of Note 16, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q. Also, for a discussion of market risk associated with our trading activities, refer to the “Market Risk Management—Market Risk from Trading Activities” section of this MD&A.

Securities Available for Sale
				Table 9
	March 31, 2018
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$4,437	$—	$97	$4,340
Federal agency securities	248	3	2	249
U.S. states and political subdivisions	644	5	13	636
MBS - agency residential	22,837	146	470	22,513
MBS - agency commercial	2,320	1	79	2,242
MBS - non-agency residential	53	4	—	57
MBS - non-agency commercial	897	—	23	874
ABS	6	1	—	7
Corporate and other debt securities	16	—	—	16
Total securities AFS	$31,458	$160	$684	$30,934

	December 31, 2017 [1]
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$4,361	$2	$32	$4,331
Federal agency securities	257	3	1	259
U.S. states and political subdivisions	618	7	8	617
MBS - agency residential	22,616	222	134	22,704
MBS - agency commercial	2,121	3	38	2,086
MBS - non-agency residential	55	4	—	59
MBS - non-agency commercial	862	7	3	866
ABS	6	2	—	8
Corporate and other debt securities	17	—	—	17
Total securities AFS	$30,913	$250	$216	$30,947
1 Beginning January 1, 2018, we reclassified equity securities previously presented in Securities available for sale to Other assets on the Consolidated Balance Sheets. For periods prior to January 1, 2018, these equity securities have been reclassified to Other assets for comparability. See Note 9, "Other Assets," to the Consolidated Financial Statements in this Form 10-Q for additional information.

The securities AFS portfolio is managed as part of our overall liquidity management and ALM process to optimize income and portfolio value over an entire interest rate cycle while mitigating the associated risks. Changes in the size and composition of the portfolio reflect our efforts to maintain a high quality, liquid portfolio, while managing our interest rate risk profile. The amortized cost of the portfolio increased $545 million during the three months ended March 31, 2018, due primarily to increased holdings of agency residential and commercial MBS, U.S. Treasury securities, non-agency commercial MBS, and municipal securities. The fair value of the securities AFS portfolio decreased $13 million compared to December 31,

2017, due to a $558 million increase in net unrealized losses resulting from market interest rates being higher than the securities' stated coupon rates, offset largely by the aforementioned changes in portfolio mix. At March 31, 2018, the overall securities AFS portfolio was in a $524 million net unrealized loss position, compared to a net unrealized gain position of $34 million at December 31, 2017. The securities AFS portfolio had an effective duration of 4.7 years at March 31, 2018 compared to 4.5 years at December 31, 2017.
For the three months ended March 31, 2018, net realized gains related to the sale of securities AFS were immaterial and for the three months ended March 31, 2017 there were no net realized gains recognized. For both the three months ended March 31, 2018 and 2017, there were no OTTI credit losses recognized in earnings. For additional information on our accounting policies, composition, and valuation assumptions related to the securities AFS portfolio, see Note 1, "Significant Accounting Policies," to our 2017 Annual Report on Form 10-K, as well as Note 5, "Securities Available for Sale," Note 1, "Significant Accounting Policies," and the “Trading Assets and Derivative Instruments and Securities Available for Sale” section of Note 16, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.
For the three months ended March 31, 2018, the average yield on the securities AFS portfolio was 2.62%, compared to 2.41% for the three months ended March 31, 2017. The increase in average yield was due primarily to lower premium amortization, higher interest rates, and shifts in portfolio mix. See additional discussion related to average yields on securities AFS in the "Net Interest Income/Margin" section of this MD&A.
The credit quality and liquidity profile of the securities AFS portfolio remained strong at March 31, 2018 and, consequently, we believe that we have the flexibility to respond to changes in the economic environment and take actions as opportunities arise to manage our interest rate risk profile and balance liquidity risk against investment returns. Over the longer term, the size and composition of the securities AFS portfolio will reflect balance sheet trends, our overall liquidity objectives, and interest rate risk management objectives. Accordingly, the size and composition of the securities AFS portfolio could change over time.

BORROWINGS

Short-Term Borrowings
Our short-term borrowings at March 31, 2018 decreased $1.2 billion, or 25%, from December 31, 2017, driven by a $1.4 billion decrease in funds purchased, offset partially by a $174 million increase in securities sold under agreements to repurchase.

Long-Term Debt
During the three months ended March 31, 2018, our long-term debt increased by $907 million, or 9%. This increase was driven by our first quarter of 2018 issuances of $500 million of 5-year fixed rate senior notes and $750 million of 3-year fixed-to floating rate senior notes under our Global Bank Note program. Partially offsetting these issuances were $314 million of subordinated note maturities during the current quarter.

In the second quarter of 2018, we issued $850 million of 7-year senior notes that pay a fixed annual coupon rate of 4.00% under our Parent Company SEC shelf registration. We may call these notes at any time or from time to time prior to March 1, 2025 under a "make-whole" provision, and they mature on May 1, 2025. This issuance allowed us to supplement our funding sources at a favorable borrowing rate and increase Parent Company liquidity.

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
To be considered "adequately capitalized," we are subject to minimum CET1, Tier 1 capital, and Total capital ratios of 4.5%, 6%, and 8%, respectively, plus, in 2018, 2017, and 2016, CCB amounts of 1.875%, 1.25%, and 0.625%, respectively, are required to be maintained above the minimum capital ratios. The CCB will be fully phased-in at 2.5% above the minimum capital ratios on January 1, 2019. The CCB places restrictions on the amount of retained earnings that may be used for capital distributions or discretionary bonus payments as risk-based capital ratios approach their respective “adequately capitalized” minimum capital ratios plus the CCB. To be considered “well-capitalized,” Tier 1 and Total capital ratios of 6% and 10%, respectively, are required.
In April 2018, the Federal Reserve issued an NPR that included proposed modifications to minimum regulatory capital requirements as well as proposed changes to assumptions used in the stress testing process. The modifications would replace the 2.5% CCB with a Stress Capital Buffer "SCB." The SCB is the greater of the difference between the actual CET1 ratio and the minimum forecasted CET1 ratio under a severely adverse scenario, plus four quarters of planned common stock dividends, or 2.5%. The proposed rule is expected to be effective December 31, 2018, and would be implemented in the 2019 CCAR.
We are also subject to a Tier 1 leverage ratio requirement, which measures Tier 1 capital against average total assets less certain deductions, as calculated in accordance with regulatory guidelines. The minimum leverage ratio threshold is 4% and is not subject to the CCB.
A transition period previously applied to certain capital elements and risk weighted assets, where phase-in percentages were applicable in the calculations of capital and RWA. One of the more significant transitions required by the Basel III Final Rule relates to the risk weighting applied to MSRs, which impacted the CET1 ratio during the transition period when compared to the CET1 ratio calculated on a fully phased-in basis. Specifically, the fully phased-in risk weight of MSRs would have been 250%, while the risk weight to be applied during the transition period was 100%.
In the third quarter of 2017, the OCC, FRB, and FDIC issued two NPRs in an effort to simplify certain aspects of the capital rules, a Transitions NPR and a Simplifications NPR. The Transitions NPR proposed to extend certain transition provisions in the capital rules for banks with less than $250 billion in total consolidated assets. The Transitions NPR was finalized in November 2017 and the rule became effective on January 1, 2018. The Simplifications NPR would simplify the capital treatment for certain acquisition, development, and construction loans, mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions, and minority interest. We are continuing to evaluate these items, however, we do not anticipate them to have a significant impact on our capital ratios.
Table 10 presents the Company's Basel III regulatory capital metrics:

Regulatory Capital Metrics [1]		Table 10
(Dollars in millions)	March 31, 2018	December 31, 2017
Regulatory capital:
CET1	$17,388	$17,141
Tier 1 capital	19,436	19,622
Total capital	22,787	23,028
Assets:
RWA	$176,630	$175,950
Average total assets for leverage ratio	199,364	200,141
Risk-based ratios [2]:
CET1	9.84%	9.74%
Tier 1 capital	11.00	11.15
Total capital	12.90	13.09
Leverage	9.75	9.80
Total shareholders’ equity to assets	11.85	12.21
1 We calculated these measures based on the methodology specified by our primary regulator, which may differ from the calculations used by other financial services companies that present similar metrics.
2 Basel III capital ratios are calculated under the standardized approach using regulatory capital methodology applicable to us for each period presented, including the phase-in of transition provisions.

Our CET1 ratio increased compared to December 31, 2017, driven primarily by growth in retained earnings, offset partially by an increase in treasury stock. The Tier 1 capital and Total capital ratios declined compared to December 31, 2017, due to the impact of our Series E Preferred Stock redemption in March 2018, detailed in the "Capital Actions" section below. At March 31, 2018, our capital ratios were well above current regulatory requirements. See Note 13, "Capital," to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K for additional information regarding our regulatory capital adequacy requirements and metrics.

Capital Actions
We declared and paid common dividends of $187 million, or $0.40 per common share, for the three months ended March 31, 2018, compared to $128 million, or $0.26 per common share, for the three months ended March 31, 2017. Additionally, we declared dividends on our preferred stock of $31 million and $17 million during the three months ended March 31, 2018 and 2017, respectively.
Various regulations administered by federal and state bank regulatory authorities restrict the Bank's ability to distribute its retained earnings. At March 31, 2018 and December 31, 2017, the Bank's capacity to pay cash dividends to the Parent Company under these regulations totaled approximately $1.7 billion and $2.5 billion, respectively.
During the first quarter of 2018, we repurchased $330 million of our outstanding common stock as part of our 2017 capital plan. At March 31, 2018, we had $330 million of remaining common stock repurchase capacity available under our 2017 capital plan. In April 2018, we repurchased an additional $330 million of our common stock at market value, which completed our $1.32 billion common equity repurchases as approved by the Board in conjunction with the 2017 capital plan. Also, in April 2018 we submitted our 2018 capital plan to the Federal Reserve for review in conjunction with the 2018 CCAR, and we anticipate receiving feedback in June 2018 regarding this submission. See Item 5 and Note 13, "Capital," to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K, as well as Part II, Item 2 in this Form 10-Q for additional information regarding our capital actions.
In March 2018, we used net proceeds from our November 2017 Series H Preferred Stock issuance to redeem all 4,500 shares of our outstanding higher cost Series E Preferred Stock.
Our strong capital position, particularly in the context of our risk profile, combined with additional capital optimization, should allow us to continue to increase capital returns to our shareholders.

CRITICAL ACCOUNTING POLICIES
There have been no significant changes to our Critical Accounting Policies as described in our 2017 Annual Report on Form 10-K.
ENTERPRISE RISK MANAGEMENT
There have been no significant changes in our Enterprise Risk Management practices as described in our 2017 Annual Report on Form 10-K.

Credit Risk Management
There have been no significant changes in our Credit Risk Management practices as described in our 2017 Annual Report on Form 10-K.
Operational Risk Management
There have been no significant changes in our Operational Risk Management practices as described in our 2017 Annual Report on Form 10-K.
Market Risk Management
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices, and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and MVE to changes in interest rates, is our primary market risk and mainly arises from changes in the structure and composition of our balance sheet. Variable rate loans, prior to any hedging related actions, were approximately 58% of total loans at March 31, 2018, and after giving consideration to hedging related actions, were approximately 49% of total loans. Approximately 5% of our variable rate loans at March 31, 2018 had coupon rates that were equal to a contractually specified interest rate floor. In addition to interest rate risk, we are also exposed to market risk in our trading instruments measured at fair value. Our ALCO meets regularly and is responsible for reviewing our ALM and liquidity risk position in conformance with the established policies and limits designed to measure, monitor, and control market risk.

Market Risk from Non-Trading Activities
The primary goal of interest rate risk management is to control exposure to interest rate risk within policy limits approved by the Board. These limits reflect our appetite for interest rate risk over both short-term and long-term horizons. No limit breaches occurred during the three months ended March 31, 2018.
The major sources of our non-trading interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the absolute level and shape of the yield curve, as well as the embedded optionality in our products and related customer behavior. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, which, as described in additional detail below, are employed by management to understand net interest income sensitivity and MVE sensitivity. These measures show that our interest rate risk profile is modestly asset sensitive at March 31, 2018.
MVE and net interest income sensitivity are complementary interest rate risk metrics and should be viewed together. Net interest income sensitivity captures asset and liability repricing differences for one year and is considered a shorter term measure. MVE sensitivity captures the change in the discounted net present value of all on- and off-balance sheet items and is considered a longer term measure.
Positive net interest income sensitivity in a rising rate environment indicates that over the forecast horizon of one year, asset based interest income will increase more quickly than liability based interest expense. A negative MVE sensitivity in a rising rate environment indicates that the value of financial assets will decrease more than the value of financial liabilities.
One of the primary methods that we use to quantify and manage interest rate risk is simulation analysis, which we use to model net interest income from assets, liabilities, and derivative positions under various interest rate scenarios and balance sheet structures. We measure the sensitivity of net interest income over a one-year time horizon, as reflected in Table 11, as well as for multi-year time horizons. Key assumptions in this form of simulation analysis (and in the valuation analysis discussed below) relate to the behavior of interest rates and spreads, the changes in product balances, and the behavior of loan and deposit clients in different rate environments. This analysis incorporates several assumptions, the most significant of which relate to the repricing and behavioral fluctuations of deposits with indeterminate or non-contractual maturities.
As the future path of interest rates is not known, we use a simulation analysis to project net interest income under various and potentially extreme scenarios. These scenarios may include rapid and gradual ramping of interest rates, rate shocks, basis risk analysis, and yield curve twists. Specific strategies are also analyzed to determine their impact on net interest income levels and sensitivities.
The sensitivity analysis presented in Table 11 is measured as a percentage change in net interest income due to instantaneous moves in benchmark interest rates. Estimated changes below are dependent upon material assumptions such as those previously discussed.

Net Interest Income Asset Sensitivity		Table 11

	Estimated % Change in Net Interest Income Over 12 Months [1]
	March 31, 2018	December 31, 2017
Rate Change
+200 bps	3.1%	2.4%
+100 bps	1.7%	1.4%
-50 bps	(1.1)%	(1.0)%
1 Estimated % change of net interest income is reflected on a non-FTE basis.

Net interest income asset sensitivity at March 31, 2018 increased compared to December 31, 2017, driven primarily by changes in the composition of our balance sheet and a reduction in our active notional balance of receive-fixed, pay-variable commercial loan swaps. See additional discussion related to net interest income in the "Net Interest Income/Margin" section of this MD&A.
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
The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset and derivative cash flows minus the discounted present value of liability cash flows, the net of which is referred to as MVE. The sensitivity of

MVE to changes in the level of interest rates is a measure of the longer-term repricing risk and embedded optionality in the balance sheet. Similar to the net interest income simulation, MVE uses instantaneous changes in rates. However, MVE values only the current balance sheet and does not incorporate originations of new/replacement business or balance sheet growth that may be used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the MVE analysis. Significant MVE assumptions include those that drive prepayment speeds, expected changes in balances, and pricing of the indeterminate deposit portfolios.
At March 31, 2018, the MVE profile in Table 12 indicates a decline in net balance sheet value due to instantaneous upward changes in rates. This MVE sensitivity is reported for both upward and downward rate shocks.

Market Value of Equity Sensitivity		Table 12

	Estimated % Change in MVE
	March 31, 2018	December 31, 2017
Rate Change
+200 bps	(7.3)%	(7.6)%
+100 bps	(3.3)%	(3.3)%
-50 bps	1.1%	0.8%
The changes in MVE sensitivity at March 31, 2018 compared to December 31, 2017 were due to changes in the composition of our balance sheet as well as changes in market interest rates. While an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under these rate scenarios, we believe that a gradual shift in interest rates would have a much more modest impact.
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
In addition to VAR, as required by the Market Risk Rule issued by the U.S. banking regulators, we calculate Stressed VAR, which is used as a component of the total market risk capital charge. We calculate the Stressed VAR risk measure using a ten-day holding period at a one-tail, 99% confidence level and employ a historical simulation approach based on a continuous twelve-month historical window selected to reflect a period of significant financial stress for our trading portfolio. The historical period used in the selection of the stress window encompasses all recent financial crises. Our Stressed VAR calculation uses the same methodology and models as VAR, which is a requirement under the Market Risk Rule. Table 13 presents VAR and Stressed VAR for the three months ended March 31, 2018 and 2017, as well as VAR by Risk Factor at March 31, 2018 and 2017.

Value at Risk Profile	Table 13

	Three Months Ended March 31
(Dollars in millions)	2018	2017
VAR (1-day holding period):
Period end	$2	$2
High	2	3
Low	1	2
Average	2	2
Stressed VAR (10-day holding period):
Period end	$68	$43
High	85	54
Low	25	22
Average	49	35
VAR by Risk Factor at period end (1-day holding period):
Equity risk	$2	$1
Interest rate risk	1	2
Credit spread risk	3	3
VAR total at period end (1-day diversified)	2	2
The trading portfolio, measured in terms of VAR, is predominantly comprised of four sub-portfolios of covered positions: (i) credit trading, (ii) fixed income securities, (iii) interest rate derivatives, and (iv) equity derivatives. The trading portfolio also contains other sub-portfolios, including foreign exchange rate and commodity derivatives; however, these trading risk exposures are not material. Our covered positions result primarily from underwriting and market making services for our clients, as well as associated risk mitigating hedging activity. The trading portfolio's VAR profile, presented in Table 13, is influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. Notwithstanding some changes in VAR risk factors within the underlying trading sub-portfolios, average daily VAR as well as period end VAR for the three months ended March 31, 2018 remained unchanged compared to the same period in 2017. Average Stressed VAR as well as period end Stressed VAR increased for the three months ended March 31, 2018 compared to the same period in 2017. These increases in Stressed VAR were driven by higher balance sheet usage in our credit trading portfolio, as well as higher stressed exposures associated with our equity derivatives portfolio. Nonetheless, our Stressed VAR levels remain within historical ranges. The trading portfolio of covered positions did not contain any correlation trading positions or on- or off-balance sheet securitization positions during the three months ended March 31, 2018 or 2017.
In accordance with the Market Risk Rule, we evaluate the accuracy of our VAR model through daily backtesting by comparing aggregate daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) from covered positions with the corresponding daily VAR-based measures generated by the model. As illustrated in the following graph for the twelve months ended March 31, 2018, there were no firmwide VAR backtesting exceptions during this period. The total number of VAR backtesting exceptions over the preceding twelve months is used to determine the multiplication factor for the VAR-based capital requirement under the Market Risk Rule. The capital multiplication factor increases from a minimum of three to a maximum of four, depending on the number of exceptions. There was no change in the capital multiplication factor over the preceding twelve months.

Firmwide VAR Backtesting
$ Millions
$3
$2
$1
$0
($1)
($2)
($3)
($4)
($5)
Apr-17
May-17
Jun-17
Jul-17
Aug-17
Sep-17
Oct-17
Nov-17
Dec-17
Jan-18
Feb-18
Mar-18
VAR
Trading Gains & Losses

We have valuation policies, procedures, and methodologies for all covered positions. Additionally, trading positions are reported in accordance with U.S. GAAP and are subject to independent price verification. See Note 15, "Derivative Financial Instruments," and Note 16, "Fair Value Election and Measurement," to the Consolidated Financial Statements in this Form 10-Q, as well as the "Critical Accounting Policies" MD&A section of our 2017 Annual Report on Form 10-K for discussion of valuation policies, procedures, and methodologies.

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
LCR requirements under Regulation WW require large U.S. banking organizations to hold unencumbered high-quality liquid assets sufficient to withstand projected 30-day total net cash outflows, each as defined under the LCR rule. At March 31, 2018, our LCR calculated pursuant to the rule was above the 100% minimum regulatory requirement.
On December 19, 2016, the FRB published a final rule implementing public disclosure requirements for BHCs subject to the LCR that will require them to publicly disclose quantitative and qualitative information regarding their respective LCR calculations on a quarterly basis. We will be required to begin disclosing elements under this final rule for quarterly periods ending after October 1, 2018.
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
Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. The Bank borrows from the money markets using instruments such as Fed Funds, Eurodollars, and securities sold under agreements to repurchase. At March 31, 2018, the Bank retained a material cash position in its Federal Reserve account. The Parent Company also retained a material cash position in its account with the Bank in accordance with our policies and risk limits, discussed in greater detail below.
Sources of Funds. Our primary source of funds is a large, stable deposit base. Core deposits, predominantly made up of consumer and commercial deposits originated primarily from our retail branch network and Wholesale client base, are our largest and most cost-effective source of funding. Total deposits increased to $162.4 billion at March 31, 2018, from $160.8 billion at December 31, 2017.
We also maintain access to diversified sources for both secured and unsecured wholesale funding. These uncommitted sources include Fed Funds purchased from other banks, securities sold under agreements to repurchase, FHLB advances, and Global Bank Notes. Aggregate borrowings decreased to $14.3 billion at March 31, 2018, from $14.6 billion at December 31, 2017.
As mentioned above, the Bank and Parent Company maintain programs to access the debt capital markets. The Parent Company maintains an SEC shelf registration from which it may issue senior or subordinated notes and various capital securities, such as common or preferred stock. Our Board has authorized the issuance of up to $5.0 billion of such securities under the SEC shelf registration, of which $1.7 billion of issuance capacity remained available at both March 31, 2018 and December 31, 2017. See the “Recent Developments” section below for a discussion of the Parent Company's issuance subsequent to March 31, 2018 under this SEC shelf registration. See the "Capital Resources" section of this MD&A for additional information regarding our stock issuances.
The Bank maintains a Global Bank Note program under which it may issue senior or subordinated debt with various terms. In the first quarter of 2018, we issued $500 million of 5-year fixed rate senior notes and $750 million of 3-year fixed-to floating rate senior notes under this program. At March 31, 2018, the Bank retained $34.2 billion of remaining capacity to issue notes under the Global Bank Note program.
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
As illustrated in Table 14, at March 31, 2018, S&P has assigned a “Positive” outlook on our credit rating, while both Moody’s and Fitch maintained “Stable” outlooks. Future credit rating downgrades are possible, although not currently anticipated given these “Positive” and “Stable” credit rating outlooks.

Credit Ratings and Outlook			Table 14
March 31, 2018
	Moody’s	S&P	Fitch
SunTrust Banks, Inc.:
Senior debt	Baa1	BBB+	A-
Preferred stock	Baa3	BB+	BB

SunTrust Bank:
Long-term deposits	A1	A-	A
Short-term deposits	P-1	A-2	F1
Senior debt	Baal	A-	A-
Outlook	Stable	Positive	Stable
Our investment portfolio is a use of funds and we manage the portfolio primarily as a store of liquidity, maintaining the majority of our securities in liquid and high-grade asset classes, such as agency MBS, agency debt, and U.S. Treasury securities; nearly all of these securities qualify as high-quality liquid assets under the U.S. LCR Final Rule. At March 31, 2018, our securities AFS portfolio contained $27.0 billion of unencumbered high-quality, liquid securities at market value.
As mentioned above, we evaluate contingency funding scenarios to anticipate and manage the likely impact of impaired capital markets access and other adverse liquidity circumstances. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of contingency liquidity. These contingency liquidity sources include available cash reserves, the ability to sell, pledge, or borrow against unencumbered securities in our investment portfolio, the capacity to borrow from the FHLB system or the Federal Reserve discount window, and the ability to sell or securitize certain loan portfolios. Table 15 presents period end and average balances of our contingency liquidity sources for the first quarters of 2018 and 2017. These sources exceed our contingency liquidity needs as measured in our contingency funding scenarios.

Contingency Liquidity Sources				Table 15

	As of		Average for the Three Months Ended ¹
(Dollars in billions)	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Excess reserves	$3.6	$4.7	$3.0	$3.3
Free and liquid investment portfolio securities	27.0	26.9	27.3	27.4
Unused FHLB borrowing capacity	25.5	22.4	23.9	20.7
Unused discount window borrowing capacity	17.6	17.0	18.0	17.2
Total	$73.7	$71.0	$72.2	$68.6
1 Average based upon month-end data, except excess reserves, which is based upon a daily average.

Federal Home Loan Bank and Federal Reserve Bank Stock. We previously acquired capital stock in the FHLB of Atlanta as a precondition for becoming a member of that institution. As a member, we are able to take advantage of competitively priced advances as a wholesale funding source and to access grants and low-cost loans for affordable housing and community development projects, among other benefits. At both March 31, 2018 and December 31, 2017, we held a total of $15 million of capital stock in the FHLB of Atlanta. For both the three months ended March 31, 2018 and 2017, we recognized an immaterial amount of dividends related to FHLB capital stock.
Similarly, to remain a member of the Federal Reserve System, we are required to hold a certain amount of capital stock, determined as either a percentage of the Bank’s capital or as a percentage of total deposit liabilities. At both March 31, 2018 and December 31, 2017, we held $403 million of Federal Reserve Bank of Atlanta stock. For both the three months ended March 31, 2018 and 2017, we recognized an immaterial amount of dividends related to Federal Reserve Bank of Atlanta stock.

Parent Company Liquidity. Our primary measure of Parent Company liquidity is the length of time the Parent Company can meet its existing and forecasted obligations using its cash resources. We measure and manage this metric using forecasts from both normal and adverse conditions. Under adverse conditions, we measure how long the Parent Company can meet its capital and debt service obligations after experiencing material attrition of short-term unsecured funding and without the support of dividends from the Bank or access to the capital markets. In accordance with these risk limits established by ALCO and the Board, we manage the Parent Company’s liquidity by structuring its net maturity schedule to minimize the amount of debt maturing within a short period of time. A majority of the Parent Company’s liabilities are long-term in nature, coming from the proceeds of issuances of our capital securities and long-term senior and subordinated notes. See the “Borrowings” section of this MD&A, as well as Note 11, “Borrowings and Contractual Commitments,” to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K for further information regarding our debt.
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
The primary uses of Parent Company liquidity include debt service, dividends on capital instruments, the periodic purchase of investment securities, loans to our subsidiaries, and common share repurchases. See further details of the authorized common share repurchases in the “Capital Resources” section of this MD&A and in Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” in this Form 10-Q. We fund corporate dividends with Parent Company cash, the primary sources of which are dividends from our banking subsidiary and proceeds from the issuance of debt and capital securities. We are subject to both state and federal banking regulations that limit our ability to pay common stock dividends in certain circumstances.
Recent Developments. In the second quarter of 2018, we issued $850 million of 7-year senior notes that pay a fixed annual coupon rate of 4.00% under our Parent Company SEC shelf registration. We may call these notes at any time or from time to time prior to March 1, 2025 under a "make-whole" provision, and they mature on May 1, 2025. This issuance allowed us to supplement our funding sources at a favorable borrowing rate and increase Parent Company liquidity.
Other Liquidity Considerations. As presented in Table 16, we had an aggregate potential obligation of $89.8 billion to our clients in unused lines of credit at March 31, 2018. Commitments to extend credit are arrangements to lend to clients who have complied with predetermined contractual obligations. We also had $2.6 billion in letters of credit outstanding at March 31, 2018, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Approximately $229 million of these letters supported variable rate demand obligations at March 31, 2018. Unused commercial lines of credit increased since December 31, 2017, driven by increased production, offset slightly by a decrease in overall utilization rates. Residential mortgage commitments also increased since December 31, 2017, due primarily to higher IRLC volume during the three months ended March 31, 2018. Additionally, unused CRE lines of credit decreased since December 31, 2017, driven primarily by increased utilization of existing CRE lines of credit.

Unfunded Lending Commitments				Table 16
	As of		Average for the Three Months Ended
(Dollars in millions)	March 31, 2018	December 31, 2017	March 31, 2018	March 31, 2017
Unused lines of credit:
Commercial	$61,819	$59,625	$60,722	$58,365
Residential mortgage commitments [1]	3,378	3,036	3,207	4,415
Home equity lines	10,173	10,086	10,130	10,345
CRE [2]	3,887	4,139	4,013	4,484
Credit card	10,582	10,533	10,557	9,942
Total unused lines of credit	$89,839	$87,419	$88,629	$87,551

Letters of credit:
Financial standby	$2,427	$2,453	$2,440	$2,720
Performance standby	120	125	122	130
Commercial	15	14	15	14
Total letters of credit	$2,562	$2,592	$2,577	$2,864
1 Includes residential mortgage IRLCs with notional balances of $1.8 billion and $1.7 billion at March 31, 2018 and December 31, 2017, respectively.
2 Includes commercial mortgage IRLCs and other commitments with notional balances of $193 million and $240 million at March 31, 2018 and December 31, 2017, respectively.
Other Market Risk
Except as discussed below, there have been no other significant changes to other market risk as described in our 2017 Annual Report on Form 10-K.
We measure our residential MSRs at fair value on a recurring basis and hedge the risk associated with changes in fair value. Residential MSRs totaled $1.9 billion and $1.7 billion at March 31, 2018 and December 31, 2017, respectively, and are managed and monitored as part of a comprehensive risk governance process, which includes established risk limits.
We originated residential MSRs with fair values at the time of origination of $76 million and $96 million during the first quarter of 2018 and 2017, respectively. Additionally, we purchased residential MSRs with a fair value of approximately $74 million during the first quarter of 2018. No residential MSRs were purchased during the first quarter of 2017.
We recognized a mark-to-market increase in the fair value of the residential MSR portfolio of $56 million and a decrease of $23 million during the first quarter of 2018 and 2017, respectively. Changes in fair value include the decay resulting from the realization of monthly net servicing cash flows. We recognized net losses related to residential MSRs, inclusive of fair value changes and related hedges, of $53 million and $43 million during the first quarter of 2018 and 2017, respectively. Compared to the prior year quarter, the increase in net losses related to residential MSRs was primarily driven by higher decay combined with a decrease in net hedge performance in the current period. All other servicing rights, which include commercial mortgage and consumer indirect loan servicing rights, are not measured at fair value on a recurring basis, and therefore, are not subject to the same market risks associated with residential MSRs.

OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business we engage in certain activities that are not reflected in our Consolidated Balance Sheets, generally referred to as "off-balance sheet arrangements." These activities involve transactions with unconsolidated VIEs as well as other arrangements, such as commitments and guarantees, to meet the financing needs of our clients and to support ongoing operations. Additional information regarding these types of activities is included in the "Liquidity Risk Management" section of this MD&A, Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities" and Note 14, "Guarantees," to the Consolidated Financial Statements in this Form 10-Q, as well as in our 2017 Annual Report on Form 10-K.

Contractual Obligations
In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on our borrowings, partnership investments, and lease arrangements, as well as commitments to lend to clients and to fund capital expenditures and service contracts.
Except for changes in unfunded lending commitments (presented in Table 16 within the "Liquidity Risk Management"
section of this MD&A), borrowings (presented in the "Borrowings" section of this MD&A), and pension and other postretirement benefit plans (disclosed in Note 13, "Employee Benefit Plans," to the Consolidated Financial Statements in this Form 10-Q), there have been no material changes in our contractual obligations from those disclosed in our 2017 Annual Report on Form 10-K.

BUSINESS SEGMENTS
See Note 18, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q for a description of our business segments, basis of presentation, internal management reporting methodologies, and additional information. Table 17 presents net income for our reportable business segments:

Net Income by Business Segment		Table 17

	Three Months Ended March 31
(Dollars in millions)	2018	2017 [1]
Consumer	$295	$178
Wholesale	390	283

Corporate Other	(3)	57
Reconciling Items [2]	(39)	(50)
Total Corporate Other	(42)	7
Consolidated Net Income	$643	$468
1 During the fourth quarter of 2017, we sold PAC, the results of which were previously reported within the Wholesale business segment. For all periods prior to January 1, 2018, PAC's financial results, including the gain on sale, have been transferred to Corporate Other for enhanced comparability of the Wholesale business segment excluding PAC.
2 Reflects differences between net income reported for each business segment using management accounting practices and U.S. GAAP. Prior period information has been restated to reflect changes in internal reporting methodology. See additional information in Note 18, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q.

Table 18 presents average LHFI and average deposits for our reportable business segments:

Average LHFI and Deposits by Business Segment				Table 18
	Three Months Ended March 31
	Average LHFI		Average Consumer and Commercial Deposits
(Dollars in millions)	2018	2017 [1]	2018	2017 [1]
Consumer	$74,093	$71,147	$103,099	$101,941
Wholesale	68,741	71,237	56,050	56,866
Corporate Other	86	1,286	20	67
1 During the fourth quarter of 2017, we sold PAC, the assets and liabilities of which were previously reported within the Wholesale business segment. For all periods prior to January 1, 2018, PAC's assets and liabilities, including loans and deposits, have been transferred to Corporate Other for enhanced comparability of the Wholesale business segment excluding PAC.

BUSINESS SEGMENT RESULTS
Three Months Ended March 31, 2018 versus Three Months Ended March 31, 2017
Consumer
Consumer reported net income of $295 million for the three months ended March 31, 2018, an increase of $117 million, or 66%, compared to the same period in 2017. The increase was driven primarily by higher net interest income and lower provision for credit losses, noninterest expense, and provision for income taxes, offset partially by lower noninterest income.
Net interest income was $961 million, an increase of $67 million, or 7%, compared to the same period in 2017, driven primarily by improved deposit spreads and LHFI growth. Net interest income related to deposits increased $68 million, or 13%, driven by an increase in deposit spreads and a $1.2 billion, or 1%, increase in average deposit balances. Net interest income on earning assets decreased $3 million, or 1%, driven primarily by lower mortgage LHFS balances. Net interest income related to LHFI increased $4 million, or 1%, driven by increases in yields and growth across most consumer loan balances.
Provision for credit losses was $60 million, a decrease of $28 million, or 32%, compared to the same period in 2017. The decrease was driven by lower net charge-offs and improved credit quality.
Total noninterest income was $443 million, a decrease of $21 million, or 5%, compared to the same period in 2017. The decrease was driven primarily by lower mortgage production related income.
Total noninterest expense was $966 million, a decrease of $26 million, or 3%, compared to the same period in 2017. The decrease was driven largely by favorable developments with certain legal matters, lower branch network-related activities, and lower fraud losses.
Wholesale
Wholesale reported net income of $390 million for the three months ended March 31, 2018, an increase of $107 million, or 38%, compared to the same period in 2017. The increase was due to lower provision for credit losses, provision for income taxes, and higher net interest income, offset partially by lower noninterest income.
Net interest income was $583 million, an increase of $22 million, or 4%, compared to the same period in 2017, driven primarily by improved spreads on both deposits and equity, offset partially by declines in loan and deposit volume. Net interest income related to deposits increased $32 million, or 14%, as a result of improved spreads, offset partially by decreased deposit volumes. Average deposit balances decreased $816 million, or 1%, as a result of decreases in money market accounts and DDAs, offset partially by increases in interest-bearing transaction accounts and business CD products. Net interest income related to LHFI decreased $19 million, or 6%, as a result of lower loan volume and spreads. The 2017 Tax Act specifically impacted tax exempt loan and lease spreads, accounting for $15 million of the $19 million year-over-year decline in net interest income related to LHFI. Average loans decreased $2.5 billion, or 4%, primarily in C&I loans. Net interest income related to equity increased $14 million, or 31%, due to higher equity balances and spreads.
Provision for credit losses was a benefit of $32 million, a decrease of $64 million compared to the same period in 2017. The decrease was due to lower loan volumes and continued improvement in overall Wholesale credit quality.
Total noninterest income was $371 million, a decrease of $30 million, or 7%, compared to the same period in 2017. The decrease was driven largely by lower investment banking income, which decreased $36 million, or 22%, as a result of declines in debt capital markets activity and a $10 million, or 27%, decrease in tax credits driven by the lower effective tax rate for the three months ended March 31, 2018. These decreases were offset partially by a $23 million remeasurement gain on an equity investment following our adoption of the recognition and measurement of financial assets accounting standard on January 1, 2018.
Total noninterest expense was $477 million, a decrease of $2 million compared to the same period in 2017. The decrease was due to lower headcount and incentive related compensation and lower functional support expense, offset partially by higher investment banking transaction expenses related to the impact of adopting the revenue recognition accounting standard on January 1, 2018, and higher amortization expense associated with STCC tax credit investments.
Corporate Other
Corporate Other net income was a net loss of $3 million for the three months ended March 31, 2018, a decrease of $60 million compared to the same period in 2017. The decrease in net income was due primarily to lower net interest income.
Net interest income was a net expense of $27 million, a decrease of $54 million compared to the same period in 2017. The decrease was driven by lower commercial loan-related swap income due to higher benchmark interest rates, as well as the sale of PAC in December 2017. Average long-term debt decreased $1.4 billion, or 13%, driven by balance sheet management activities.
Total noninterest income was $14 million, a decrease of $10 million, or 42%, compared to the same period in 2017. The decrease was due primarily to lower trading income and other noninterest income.
Total noninterest expense was a benefit of $21 million for the three months ended March 31, 2018. The benefit increased $19 million compared to the same period in 2017 as a result of lower internal expense allocations during the current period.

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures		Table 19
(Dollars in millions and shares in thousands, except per share data)
	Three Months Ended March 31
Selected Financial Data	2018	2017
Summary of Operations:
Interest income	$1,668	$1,528
Interest expense	227	162
Net interest income	1,441	1,366
Provision for credit losses	28	119
Net interest income after provision for credit losses	1,413	1,247
Noninterest income	796	847
Noninterest expense	1,417	1,465
Income before provision for income taxes	792	629
Provision for income taxes	147	159
Net income attributable to noncontrolling interest	2	2
Net income	$643	$468
Net income available to common shareholders	$612	$451
Net interest income-FTE [1]	$1,461	$1,400
Total revenue	2,237	2,213
Total revenue-FTE [1]	2,257	2,247
Net income per average common share:
Diluted	$1.29	$0.91
Basic	1.31	0.92
Dividends declared per common share	0.40	0.26
Book value per common share	47.14	45.62
Tangible book value per common share [2]	33.97	33.05
Market capitalization	31,959	26,860
Market price per common share:
High	$73.37	$61.69
Low	64.32	52.71
Close	68.04	55.30
Selected Average Balances:
Total assets	$204,132	$204,252
Earning assets	182,874	183,606
LHFI	142,920	143,670
Intangible assets including residential MSRs	8,244	8,026
Residential MSRs	1,833	1,604
Consumer and commercial deposits	159,169	158,874
Preferred stock	2,390	1,225
Total shareholders’ equity	24,605	23,671
Average common shares - diluted	473,620	496,002
Average common shares - basic	468,723	490,091
Financial Ratios (Annualized):
ROA	1.28%	0.93%
ROE	11.23	8.19
ROTCE [3]	15.60	11.28
Net interest margin	3.20	3.02
Net interest margin-FTE [1]	3.24	3.09
Efficiency ratio [4]	63.35	66.20
Efficiency ratio-FTE [1,4]	62.77	65.19
Tangible efficiency ratio-FTE [1,4,5]	62.11	64.60
Total average shareholders’ equity to total average assets	12.05	11.59
Tangible common equity to tangible assets [6]	8.04	8.06
Common dividend payout ratio	30.6	28.3

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)

Selected Financial Data (continued)	Three Months Ended March 31
Capital Ratios at period end [7]:	2018	2017
CET1	9.84%	9.69%
Tier 1 capital	11.00	10.40
Total capital	12.90	12.37
Leverage	9.75	9.08

(Dollars in millions, except per share data)	Three Months Ended March 31
Reconcilement of Non-U.S. GAAP Measures	2018	2017
Net interest margin	3.20%	3.02%
Impact of FTE adjustment	0.04	0.07
Net interest margin-FTE [1]	3.24%	3.09%

Efficiency ratio [4]	63.35%	66.20%
Impact of FTE adjustment	(0.58)	(1.01)
Efficiency ratio-FTE [1,4]	62.77	65.19
Impact of excluding amortization related to intangible assets and certain tax credits	(0.66)	(0.59)
Tangible efficiency ratio-FTE [1,4,5]	62.11%	64.60%

ROE	11.23%	8.19%
Impact of removing average intangible assets other than residential MSRs and other servicing rights from average common shareholders' equity, and removing related pre-tax amortization expense from net income available to common shareholders	4.37	3.09
ROTCE [3]	15.60%	11.28%

Net interest income	$1,441	$1,366
FTE adjustment	20	34
Net interest income-FTE [1]	1,461	1,400
Noninterest income	796	847
Total revenue-FTE [1]	$2,257	$2,247

(Dollars in millions, except per share data)	March 31, 2018	March 31, 2017
Total shareholders’ equity	$24,269	$23,484
Goodwill, net of deferred taxes [8]	(6,172)	(6,086)
Other intangible assets (including residential MSRs and other servicing rights)	(1,996)	(1,729)
Residential MSRs and other servicing rights	1,981	1,711
Tangible equity [6]	18,082	17,380
Noncontrolling interest	(101)	(101)
Preferred stock	(2,025)	(1,225)
Tangible common equity [6]	$15,956	$16,054

Total assets	$204,885	$205,642
Goodwill	(6,331)	(6,338)
Other intangible assets (including residential MSRs and other servicing rights)	(1,996)	(1,729)
Residential MSRs and other servicing rights	1,981	1,711
Tangible assets	$198,539	$199,286
Tangible common equity to tangible assets [6]	8.04%	8.06%
Tangible book value per common share [2]	$33.97	$33.05

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)

(Dollars in millions)
Reconciliation of PPNR [9]	Three Months Ended March 31, 2018
Income before provision for income taxes	$792
Provision for credit losses	28
Less:
Net securities gains	1
PPNR	$819

1 We present net interest income-FTE, total revenue-FTE, net interest margin-FTE, efficiency ratio-FTE, and tangible efficiency ratio-FTE on a fully taxable-equivalent ("FTE") basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments using a federal tax rate of 21% for all periods beginning on or after January 1, 2018 and 35% for all periods prior to January 1, 2018, as well as state income taxes, where applicable, to increase tax-exempt interest income to a taxable-equivalent basis. We believe the FTE basis is the preferred industry measurement basis for these measures and that it enhances comparability of net interest income arising from taxable and tax-exempt sources. Total revenue-FTE is calculated as net interest income-FTE plus noninterest income. Net interest margin-FTE is calculated by dividing annualized net interest income-FTE by average total earning assets.
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
6 We present certain capital information on a tangible basis, including the ratio of tangible common equity to tangible assets, tangible equity, and tangible common equity, which removes the after-tax impact of purchase accounting intangible assets. We believe these measures are useful to investors because, by removing the amount of intangible assets that result from merger and acquisition activity (the level of which may vary from company to company), it allows investors to more easily compare our capital position to other companies in the industry. These measures are utilized by management to analyze capital adequacy.
7 Basel III capital ratios are calculated under the standardized approach using regulatory capital methodology applicable to us for each period presented, including the phase-in of transition provisions.
8 Net of deferred taxes of $159 million and $252 million at March 31, 2018 and 2017, respectively.
9 We present the reconciliation of PPNR because it is a performance metric utilized by management and in certain of our compensation plans. PPNR impacts the level of awards if certain thresholds are met. We believe this measure is useful to investors because it allows investors to compare our PPNR to other companies in the industry who present a similar measure.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See the “Enterprise Risk Management” section of the MD&A in this Form 10-Q, which is incorporated herein by reference.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management conducted an evaluation, under the supervision and with the participation of its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) at March 31, 2018. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at March 31, 2018.

Changes in Internal Control over Financial Reporting
Effective January 1, 2018, the Company adopted several new accounting standards and implemented relevant changes to its control activities and processes to monitor and maintain appropriate internal controls over financial reporting. There were no other changes to the Company’s internal control over financial reporting during the three months ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Refer to the Company's 2017 Annual Report on Form 10-K for additional information.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company and its subsidiaries are parties to numerous claims and lawsuits arising in the normal course of its business activities, some of which involve claims for substantial amounts. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that none of these matters, when resolved, will have a material effect on the Company’s consolidated results of operations, cash flows, or financial condition. For additional information, see Note 17, “Contingencies,” to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference.

Item 1A.	RISK FACTORS
The risks described in this report and in the Company's 2017 Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known, or that the Company currently deems to be immaterial, also may adversely affect the Company's business, financial condition, or future results. In addition to the other information set forth in this report, factors discussed in Part I, Item 1A., “Risk Factors,” in the Company's 2017 Annual Report on Form 10-K, which could materially affect the Company's business, financial condition, or future results, should be carefully considered.

Additionally, we update the “Risk Factors” section contained in the Company's 2017 Annual Report on Form 10-K by replacing the existing risk factors, “Our controls and procedures may not prevent or detect all errors or acts of fraud,” “We are at risk of increased losses from fraud,” and “Our operational and communications systems and infrastructure may fail or may be the subject of a breach or cyber-attack that, if successful, could adversely affect our business and disrupt business continuity,” with the following three risk factors:
Our controls and procedures may not prevent or detect all errors or acts of fraud.
Our controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is accurately accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met, due to certain inherent limitations. These limitations include the realities that judgments in decision making can be faulty, that alternative reasoned judgments can be drawn, and that breakdowns can occur because of an error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, whether within or outside of the Company, by collusion of two or more such people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected, which could result in a material weakness in our internal controls over financial reporting and/or the restatement of previously filed financial statements.

We are at risk of increased losses from fraud.
Criminals committing fraud increasingly are using more sophisticated techniques, and in some cases, are a part of larger criminal rings, which allow them to be more effective.
Fraudulent activity has taken many forms and escalates as more tools for accessing financial services emerge, such as real-time payments. Fraud schemes, including occurrences of employee fraud, information theft, or other malfeasance, are broad and continuously evolving and include such things as debit card/credit card fraud, check fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information, or impersonation of our clients through the use of falsified or stolen credentials. See the “Executive Overview” section of the MD&A in this Form 10-Q for additional information regarding a theft by a former employee of information from some of our contact lists. Additionally, an individual or business entity may properly identify themselves, yet seek to establish a business relationship for the purpose of perpetrating fraud. An emerging type of fraud even involves the creation of synthetic identification in which fraudsters “create” individuals for the purpose of perpetrating fraud. Further, in addition to fraud committed against us, we may suffer losses as a result of fraudulent activity committed against third parties. Increased deployment of technologies, such as chip card technology, defray and reduce aspects of fraud; however, criminals are turning to other sources to steal personally identifiable information, such as unaffiliated healthcare providers and government entities, in order to impersonate the consumer to commit fraud. Many of these data compromises have been widely reported in the media. Further, as a result of the increased sophistication of fraud activity, we have increased our spending on systems, resources, and controls to detect and prevent fraud, as well as increased spending to provide certain credit monitoring and identity theft protection services to our Consumer clients. This will result in continued ongoing investments in the future.

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
Our business, financial, accounting, data processing, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be sudden increases in client transaction volume; electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, floods, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; occurrences of employee error, fraud, theft, or malfeasance; and, as described below, cyber-attacks.
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
Security risks for financial institutions such as ours have dramatically increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication, resources, and activities of hackers, terrorists, activists, industrial spies, insider bad actors, organized crime, and other external parties, including nation state actors. In addition, to access our products and services, clients may use devices or software that are beyond our control environment, which may provide additional avenues for attackers to gain access to confidential information. Although we have information security procedures and controls in place, our technologies, systems, networks, and clients' devices and software may become the target of cyber-attacks, information security breaches, or information theft that could result in the unauthorized release, gathering, monitoring, misuse, loss, change, or destruction of our or our clients' confidential, proprietary and other information (including personal identifying information of individuals), or otherwise disrupt our or our clients' or other third parties' business operations. Other U.S. financial institutions and financial service companies have reported breaches in the security of their websites or other systems, including attempts to shut down access to their networks and systems in an attempt to extract compensation from them to regain control. Financial institutions, including SunTrust, have experienced distributed denial-of-service attacks, a sophisticated and targeted attack intended to disable or degrade internet service or to sabotage systems.
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
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities:

				Table 20
	Common Stock [1]
	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Equity that May Yet Be Purchased Under the Plans or Programs at Period End (in millions)
January 1 - 31	4,550,359	$68.03	4,550,359	$350
February 1 - 28	287,254	71.08	287,254	330
March 1 - 31	—	—	—	330
Total during first quarter of 2018	4,837,613	$68.22	4,837,613	$330
1 During the three months ended March 31, 2018, no shares of SunTrust common stock were surrendered by participants in SunTrust's employee stock option plans, where participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock that the participant already owns. SunTrust considers any such shares surrendered by participants in SunTrust's employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs.

On June 28, 2017, the Company announced that the Federal Reserve had no objections to the repurchase of up to $1.32 billion of the Company's outstanding common stock to be completed between July 1, 2017 and June 30, 2018, as part of the Company's 2017 capital plan submitted in connection with the 2017 CCAR.
During the first quarter of 2018, the Company repurchased $330 million of its outstanding common stock at market value as part of this publicly announced 2017 capital plan. At March 31, 2018, the Company had $330 million of remaining common stock repurchase capacity available under its 2017 capital plan (reflected in the table above). In April 2018, the Company repurchased an additional $330 million of its common stock at market value, which completed its $1.32 billion of common equity repurchases as approved by the Board in conjunction with the 2017 capital plan.
At March 31, 2018, a total of 2.2 million Series A and B warrants to purchase the Company's common stock remained outstanding. The Series A and B warrants have expiration dates of December 2018 and November 2018, respectively.
As previously announced, the Company redeemed all 4,500 issued and outstanding shares of its Series E Preferred Stock on March 15, 2018 in accordance with the terms of the Series E Preferred Stock. The Company did not repurchase any shares of its Series A Preferred Stock, Series B Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, or Series H Preferred Stock during the first quarter of 2018, and there was no unused Board authority to repurchase any shares of Series A Preferred Stock, Series B Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, or Series H Preferred Stock.
Refer to the Company's 2017 Annual Report on Form 10-K for additional information regarding the Company's equity securities.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

Exhibit	Description
3.1
Amended and Restated Articles of Incorporation, restated effective January 20, 2009, incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed January 22, 2009, as further amended by (i) Articles of Amendment dated December 13, 2012, incorporated by reference to Exhibit 3.1 and 4.1 to the registrant's Current Report on Form 8-K filed December 20, 2012, (ii) the Articles of Amendment dated November 6, 2014, incorporated by reference to Exhibit 3.1 and 4.1 to the registrant's Current Report on Form 8-K filed November 7, 2014, (iii) the Articles of Amendment dated May 2, 2017, incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed May 2, 2017, and (iv) the Articles of Amendment dated November 13, 2017, incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed November 14, 2017.

*

3.2	Bylaws of the Registrant, as amended and restated on August 11, 2015, incorporated by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q filed August 13, 2015.	*

10.1	SunTrust Banks, Inc. 2018 Omnibus Incentive Compensation Plan, incorporated by reference to Appendix B to Registrant's definitive Proxy Statement filed March 9, 2018.	*

10.2	Form of Non-employee Director Restricted Stock Award Agreement, under 2018 Omnibus Incentive Compensation Plan.	**

10.3	Form of Performance-Vested Restricted Stock Unit Award Agreement, under 2018 Omnibus Incentive Compensation Plan, Type I.	**

10.4	Form of Performance-Vested Restricted Stock Unit Award Agreement, under 2018 Omnibus Incentive Compensation Plan, Type II.	**

10.5	Form of Time-Vested Restricted Stock Unit Award Agreement, under 2018 Omnibus Incentive Compensation Plan, Type I.	**

10.6	Form of Time-Vested Restricted Stock Unit Award Agreement, under 2018 Omnibus Incentive Compensation Plan, Type II.	**

10.7	Form of Time-Vested Restricted Stock Unit Award Agreement, under 2018 Omnibus Incentive Compensation Plan, Type III.	**

10.8	Form of Time-Vested Restricted Stock Unit Award Agreement, under 2018 Omnibus Incentive Compensation Plan, Type IV.	**

31.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

31.2	Certification of Corporate Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Corporate Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.1	Interactive Data File.	**

*	incorporated by reference
**	filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNTRUST BANKS, INC.
(Registrant)

Date:	May 4, 2018	By: /s/ R. Ryan Richards
R. Ryan Richards, Senior Vice President, Controller (on behalf of the registrant and as Principal Accounting Officer)