Form 10-Q
period 2018-06-30
SUNTRUST BANKS INC
filed 2018-08-03
CIK 750556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

At July 31, 2018, 460,731,345 shares of the registrant’s common stock, $1.00 par value, were outstanding.

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

i

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

ii

PART I - FINANCIAL INFORMATION
The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)
SunTrust Banks, Inc.
Consolidated Statements of Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions and shares in thousands, except per share data) (Unaudited)	2018	2017	2018	2017
Interest Income
Interest and fees on loans held for investment	$1,476	$1,338	$2,874	$2,628
Interest and fees on loans held for sale	24	21	45	46
Interest on securities available for sale [1]	210	187	416	369
Trading account interest and other [1]	49	37	92	68
Total interest income	1,759	1,583	3,427	3,111
Interest Expense
Interest on deposits	159	95	291	175
Interest on long-term debt	83	70	157	139
Interest on other borrowings	29	15	51	28
Total interest expense	271	180	499	342
Net interest income	1,488	1,403	2,928	2,769
Provision for credit losses	32	90	60	209
Net interest income after provision for credit losses	1,456	1,313	2,868	2,560
Noninterest Income
Service charges on deposit accounts	144	151	289	299
Other charges and fees	93	103	179	198
Card fees	85	87	166	169
Investment banking income	167	147	298	314
Trading income	53	46	95	97
Trust and investment management income	75	76	150	151
Retail investment services	73	70	145	139
Mortgage servicing related income	40	44	95	102
Mortgage production related income	43	56	79	109
Commercial real estate related income	18	24	42	44
Net securities gains	—	1	1	1
Other noninterest income	38	22	87	51
Total noninterest income	829	827	1,626	1,674
Noninterest Expense
Employee compensation	714	710	1,422	1,427
Employee benefits	88	86	234	221
Outside processing and software	227	204	433	409
Net occupancy expense	90	94	184	185
Equipment expense	44	43	84	83
Marketing and customer development	40	42	81	84
Regulatory assessments	39	49	79	97
Amortization	17	15	32	28
Operating losses	17	19	23	51
Other noninterest expense	114	126	235	268
Total noninterest expense	1,390	1,388	2,807	2,853
Income before provision for income taxes	895	752	1,687	1,381
Provision for income taxes	171	222	318	381
Net income including income attributable to noncontrolling interest	724	530	1,369	1,000
Less: Net income attributable to noncontrolling interest	2	2	4	5
Net income	722	528	1,365	995
Less: Preferred stock dividends	25	23	55	39
Net income available to common shareholders	$697	$505	$1,310	$956

Net income per average common share:
Diluted	$1.49	$1.03	$2.78	$1.94
Basic	1.50	1.05	2.80	1.97
Dividends declared per common share	0.40	0.26	0.80	0.52
Average common shares outstanding - diluted	469,339	488,020	471,468	491,989
Average common shares outstanding - basic	465,529	482,913	467,117	486,482
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

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions) (Unaudited)	2018	2017	2018	2017
Net income	$722	$528	$1,365	$995
Components of other comprehensive (loss)/income:
Change in net unrealized (losses)/gains on securities available for sale, net of tax of ($38), $33, ($168), and $34, respectively	(123)	55	(548)	57
Change in net unrealized (losses)/gains on derivative instruments, net of tax of ($10), $18, ($49), and ($6), respectively	(35)	31	(159)	(11)
Change in net unrealized losses on brokered time deposits, net of tax of $0, $0, $0, and $0, respectively	(1)	—	—	—
Change in credit risk adjustment on long-term debt, net of tax of $0, $1, $1, and $0, respectively	1	1	3	—
Change related to employee benefit plans, net of tax of $0, $2, $1, and $1, respectively	1	3	(1)	(2)
Total other comprehensive (loss)/income, net of tax	(157)	90	(705)	44
Total comprehensive income	$565	$618	$660	$1,039

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Balance Sheets

(Dollars in millions and shares in thousands, except per share data)	June 30, 2018	December 31, 2017
Assets	(Unaudited)
Cash and due from banks	$5,858	$5,349
Federal funds sold and securities borrowed or purchased under agreements to resell	1,365	1,538
Interest-bearing deposits in other banks	25	25
Cash and cash equivalents	7,248	6,912
Trading assets and derivative instruments [1]	5,050	5,093
Securities available for sale [2,3]	30,942	30,947
Loans held for sale ($2,005 and $1,577 at fair value at June 30, 2018 and December 31, 2017, respectively)	2,283	2,290
Loans held for investment [4] ($177 and $196 at fair value at June 30, 2018 and December 31, 2017, respectively)	144,935	143,181
Allowance for loan and lease losses	(1,650)	(1,735)
Net loans held for investment	143,285	141,446
Premises and equipment, net	1,538	1,734
Goodwill	6,331	6,331
Other intangible assets (Residential MSRs at fair value: $1,959 and $1,710 at June 30, 2018 and December 31, 2017, respectively)	2,036	1,791
Other assets [3] ($126 and $56 at fair value at June 30, 2018 and December 31, 2017, respectively)	8,792	9,418
Total assets	$207,505	$205,962

Liabilities
Noninterest-bearing deposits	$44,755	$42,784
Interest-bearing deposits ($350 and $236 at fair value at June 30, 2018 and December 31, 2017, respectively)	116,693	117,996
Total deposits	161,448	160,780
Funds purchased	1,251	2,561
Securities sold under agreements to repurchase	1,567	1,503
Other short-term borrowings	2,470	717
Long-term debt [5] ($220 and $530 at fair value at June 30, 2018 and December 31, 2017, respectively)	11,995	9,785
Trading liabilities and derivative instruments	1,958	1,283
Other liabilities	2,500	4,179
Total liabilities	183,189	180,808
Shareholders’ Equity
Preferred stock, no par value	2,025	2,475
Common stock, $1.00 par value	552	550
Additional paid-in capital	8,980	9,000
Retained earnings	18,616	17,540
Treasury stock, at cost, and other [6]	(4,178)	(3,591)
Accumulated other comprehensive loss, net of tax	(1,679)	(820)
Total shareholders’ equity	24,316	25,154
Total liabilities and shareholders’ equity	$207,505	$205,962

Common shares outstanding [7]	465,199	470,931
Common shares authorized	750,000	750,000
Preferred shares outstanding	20	25
Preferred shares authorized	50,000	50,000
Treasury shares of common stock	87,071	79,133

[1] Includes trading securities pledged as collateral where counterparties have the right to sell or repledge the collateral	$1,160	$1,086
[2] Includes securities AFS pledged as collateral where counterparties have the right to sell or repledge the collateral	184	223
[3] Beginning January 1, 2018, the Company reclassified equity securities previously presented in Securities available for sale to Other assets. Reclassifications have been made to previously reported amounts for comparability.

[4] Includes loans held for investment of consolidated VIEs	165	179
[5] Includes debt of consolidated VIEs	174	189
[6] Includes noncontrolling interest	103	103
[7] Includes restricted shares	7	9

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Shareholders’ Equity

(Dollars and shares in millions, except per share data) (Unaudited)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock and Other [1]	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2017	$1,225	491	$550	$9,010	$16,000	($2,346)	($821)	$23,618
Net income	—	—	—	—	995	—	—	995
Other comprehensive income	—	—	—	—	—	—	44	44
Common stock dividends, $0.52 per share	—	—	—	—	(253)	—	—	(253)
Preferred stock dividends [2]	—	—	—	—	(39)	—	—	(39)
Issuance of preferred stock, Series G	750	—	—	(7)	—	—	—	743
Repurchase of common stock	—	(11)	—	—	—	(654)	—	(654)
Exercise of stock options and stock compensation expense	—	1	—	(13)	—	25	—	12
Restricted stock activity	—	1	—	(17)	(2)	30	—	11
Balance, June 30, 2017	$1,975	482	$550	$8,973	$16,701	($2,945)	($777)	$24,477

Balance, January 1, 2018	$2,475	471	$550	$9,000	$17,540	($3,591)	($820)	$25,154
Cumulative effect adjustment related to ASU adoptions [3]	—	—	—	—	144	—	(154)	(10)
Net income	—	—	—	—	1,365	—	—	1,365
Other comprehensive loss	—	—	—	—	—	—	(705)	(705)
Common stock dividends, $0.80 per share	—	—	—	—	(374)	—	—	(374)
Preferred stock dividends [2]	—	—	—	—	(55)	—	—	(55)
Redemption of preferred stock, Series E	(450)	—	—	—	—	—	—	(450)
Repurchase of common stock	—	(10)	—	—	—	(660)	—	(660)
Exercise of stock options and stock compensation expense	—	1	—	(1)	—	33	—	32
Exercise of stock warrant	—	2	2	—	—	—	—	2
Restricted stock activity	—	1	—	(19)	(4)	40	—	17
Balance, June 30, 2018	$2,025	465	$552	$8,980	$18,616	($4,178)	($1,679)	$24,316
1 At June 30, 2018, includes ($4,281) million for treasury stock and $103 million for noncontrolling interest.
At June 30, 2017, includes ($3,048) million for treasury stock and $103 million for noncontrolling interest.
2 For the six months ended June 30, 2018, dividends were $2,022 per share for both Series A and B Preferred Stock, $1,469 per share for Series E Preferred Stock, $2,813 per share for Series F Preferred Stock, $2,525 per share for Series G Preferred Stock, and $3,004 per share for Series H Preferred Stock.
For the six months ended June 30, 2017, dividends were $2,022 per share for both Series A and B Preferred Stock, $2,938 per share for Series E Preferred Stock, $2,813 per share for Series F Preferred Stock, and $828 per share for Series G Preferred Stock.
3 Related to the Company's adoption of ASU 2014-09, ASU 2016-01, ASU 2017-12, and ASU 2018-02 on January 1, 2018. See Note 1, "Significant Accounting Policies," for additional information.

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc. Consolidated Statements of Cash Flows

	Six Months Ended June 30
(Dollars in millions) (Unaudited)	2018	2017
Cash Flows from Operating Activities:
Net income including income attributable to noncontrolling interest	$1,369	$1,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	356	356
Origination of servicing rights	(156)	(169)
Provisions for credit losses and foreclosed property	65	214
Stock-based compensation	87	90
Net securities gains	(1)	(1)
Net gains on sale of loans held for sale, loans, and other assets	(28)	(102)
Net decrease in loans held for sale	14	1,425
Net (increase)/decrease in trading assets and derivative instruments	(166)	202
Net increase in other assets [1]	(1,158)	(617)
Net increase in other liabilities	409	742
Net cash provided by operating activities	791	3,140
Cash Flows from Investing Activities:
Proceeds from maturities, calls, and paydowns of securities available for sale	1,807	1,992
Proceeds from sales of securities available for sale	1,920	660
Purchases of securities available for sale	(4,081)	(3,049)
Net increase in loans, including purchases of loans	(2,150)	(1,443)
Proceeds from sales of loans	180	230
Net cash paid for servicing rights	(60)	—
Payments for bank-owned life insurance policy premiums [1]	(1)	(126)
Capital expenditures	(109)	(146)
Proceeds from the sale of other real estate owned and other assets	102	143
Other investing activities [1]	6	5
Net cash used in investing activities	(2,386)	(1,734)
Cash Flows from Financing Activities:
Net increase/(decrease) in total deposits	668	(525)
Net increase in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	507	2,386
Proceeds from issuance of long-term debt	2,659	1,381
Repayments of long-term debt	(355)	(2,608)
Proceeds from the issuance of preferred stock	—	743
Repurchase of preferred stock	(450)	—
Repurchase of common stock	(660)	(654)
Common and preferred stock dividends paid	(429)	(286)
Taxes paid related to net share settlement of equity awards	(43)	(37)
Proceeds from exercise of stock options and warrants	34	12
Net cash provided by financing activities	1,931	412
Net increase in cash and cash equivalents	336	1,818
Cash and cash equivalents at beginning of period	6,912	6,423
Cash and cash equivalents at end of period	$7,248	$8,241

Supplemental Disclosures:
Loans transferred from loans held for sale to loans held for investment	$18	$10
Loans transferred from loans held for investment to loans held for sale	327	127
Loans transferred from loans held for investment and loans held for sale to other real estate owned	33	29
Non-cash impact of debt assumed by purchaser in lease sale	—	9
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
Securities AFS are used primarily as a store of liquidity and as part of the overall ALM process to optimize income and market performance over an entire interest rate cycle. Interest income on securities AFS is recognized on an accrual basis in Interest income in the Company's Consolidated Statements of Income. Premiums and discounts on securities AFS are amortized or accreted as an adjustment to yield over the life of the security. The Company estimates principal prepayments on securities AFS for which prepayments are probable and the timing and amount of prepayments can be reasonably estimated. The estimates are informed by analyses of both historical prepayments and anticipated macroeconomic conditions, such as spot interest rates compared to implied forward interest rates. The estimate of prepayments for these securities impacts their lives and thereby the amortization or accretion of associated premiums and discounts. Securities AFS are measured at fair value with unrealized gains and losses, net of any tax effect, included in AOCI as a component of shareholders’ equity. Realized gains and losses, including OTTI, are determined using the specific identification method and are recognized as a component of Noninterest income in the Consolidated Statements of Income.
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
Investments in equity securities with readily determinable fair values (marketable) are measured at fair value, with changes in the fair value recognized as a component of Noninterest income in the Company's Consolidated Statements of Income.
Investments in equity investments that do not have readily determinable fair values (nonmarketable) are accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer, also referred to as the measurement alternative. Any adjustments to the carrying value of these investments are recorded in Noninterest income in the Company's Consolidated Statements of Income.
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
Hedge accounting ceases for hedging relationships that are no longer deemed effective, or for which the derivative has been terminated or de-designated. For discontinued fair value hedges where the hedged item remains outstanding, the hedged item would cease to be remeasured at fair value attributable to changes in the hedged risk and any existing basis adjustment would be recognized as an adjustment to earnings over the remaining life of the hedged item. For discontinued cash flow hedges, the unrealized gains and losses recorded in AOCI would be reclassified to earnings in the period when the previously designated hedged cash flows occur unless it was determined that transaction was probable to not occur, in which case any unrealized gains and losses in AOCI would be immediately reclassified to earnings.
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

Subsequent Events
The Company evaluated events that occurred between June 30, 2018 and the date the accompanying financial statements were issued, and there were no material events, other than those already discussed in this Form 10-Q, that would require recognition in the Company's Consolidated Financial Statements or disclosure in the accompanying Notes.

Accounting Pronouncements
The following table summarizes ASUs issued by the FASB that were adopted during the current year or not yet adopted as of June 30, 2018, that could have a material effect on the Company's financial statements:

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
January 1, 2018
The Company adopted these ASUs on a modified retrospective basis beginning January 1, 2018. Upon adoption, the Company recognized an immaterial cumulative effect adjustment that resulted in a decrease to the beginning balance of retained earnings as of January 1, 2018. Furthermore, the Company prospectively changed the presentation of certain types of revenue and expenses, such as underwriting revenue within investment banking income which is shown on a gross basis, and certain cash promotions and card network expenses, which were reclassified from noninterest expense to service charges on deposit accounts, card fees, and other charges and fees. The net quantitative impact of these presentation changes decreased both revenue and expenses by $4 million and $7 million for the three and six months ended June 30, 2018, respectively; however, these presentation changes did not have an impact on net income. Prior period balances have not been restated to reflect these presentation changes. See Note 2, “Revenue Recognition,” for disclosures relating to ASC Topic 606.

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

Subsequent to adoption of these ASUs, the Company recognized net gains on certain of its equity investments during the first half of 2018. For additional information relating to these net gains, see Note 9, “Other Assets,” and Note 16, “Fair Value Election and Measurement.”

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

January 1, 2018
The Company adopted this ASU on a retrospective basis effective January 1, 2018 and changed the presentation of certain cash payments and receipts within its Consolidated Statements of Cash Flows. Specifically, the Company changed the presentation of proceeds from the settlement of bank-owned life insurance policies from operating activities to investing activities. The Company also changed the presentation of cash payments for bank-owned life insurance policy premiums from operating activities to investing activities. Lastly, for contingent consideration payments made more than three months after a business combination, the Company changed the presentation for the portion of the cash payment up to the acquisition date fair value of the contingent consideration as a financing activity and any amount paid in excess of the acquisition date fair value as an operating activity.

For the six months ended June 30, 2018 and 2017, the Company reclassified an immaterial amount and $126 million, respectively, of cash payments for bank-owned life insurance policy premiums from operating activities to investing activities on the Company’s Consolidated Statements of Cash Flows. The remaining changes in presentation described above were immaterial for both the six months ended June 30, 2018 and 2017.

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

January 1, 2019 Early adoption is permitted.
The Company early adopted this ASU beginning January 1, 2018 and modified its measurement methodology for certain hedged items designated under fair value hedge relationships. The Company elected to perform its subsequent assessments of hedge effectiveness using a qualitative, rather than a quantitative, approach. The adoption resulted in an immaterial cumulative effect adjustment to the opening balance of retained earnings and a basis adjustment to the related hedged items arising from measuring the hedged items based on the benchmark interest rate component of the total contractual coupon of the fair value hedges. For additional information on the Company’s derivative and hedging activities, see Note 15, “Derivative Financial Instruments.”

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

Standards Not Yet Adopted
ASU 2016-02, Leases (ASC Topic 842) and subsequent related ASUs
The ASU creates ASC Topic 842, Leases, which supersedes ASC Topic 840, Leases. ASC Topic 842 requires lessees to recognize right-of-use assets and associated liabilities that arise from leases, with the exception of short-term leases. The ASU does not make significant changes to lessor accounting; however, there were certain improvements made to align lessor accounting with the lessee accounting model and ASC Topic 606, Revenue from Contracts with Customers. There are several new qualitative and quantitative disclosures required. Upon transition, lessees and lessors have the option to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective transition approach or to apply the modified retrospective approach with an additional, optional transition method that initially applies this ASU as of the adoption date and recognizes a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption.

January 1, 2019 Early adoption is permitted.
The Company has formed a cross-functional team to oversee the implementation of this ASU. The Company's implementation efforts are ongoing, including the review of its lease portfolios and related lease accounting policies, the review of its service contracts for embedded leases, and the deployment of a new lease software solution. Additionally, in conjunction with this implementation, the Company is reviewing business processes and evaluating potential changes to the control environment.

The Company's adoption of this ASU, which is expected to occur on January 1, 2019, will result in an increase in right-of-use assets and associated lease liabilities, arising from operating leases in which the Company is the lessee, on its Consolidated Balance Sheets. The amount of the right-of-use assets and associated lease liabilities recorded upon adoption will be based primarily on the present value of unpaid future minimum lease payments, the amount of which will depend on the population of leases in effect at the date of adoption. At June 30, 2018, the Company’s estimate of right-of-use assets and lease liabilities that would be recorded on its Consolidated Balance Sheets upon adoption was between $1.0 billion and $1.5 billion. Additionally, the Company expects to recognize a cumulative effect adjustment upon adoption to increase the beginning balance of retained earnings as of January 1, 2019 for any remaining deferred gains on sale-leaseback transactions which occurred prior to the date of adoption. The Company had approximately $45 million of deferred gains on sale-leaseback transactions as of June 30, 2018. The Company does not expect this ASU to have a material impact on the timing of expense recognition in its Consolidated Statements of Income.

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

January 1, 2020 Early adoption is permitted beginning January 1, 2019.
The Company has formed a cross-functional team to oversee the implementation of this ASU. A detailed implementation plan has been developed and substantial progress has been made on the identification and staging of data, development and validation of models, refinement of economic forecasting processes, and documentation of accounting policy decisions. Additionally, a new software tool is being implemented to host data and run models in a controlled, automated environment. In conjunction with this implementation, the Company is reviewing business processes and evaluating potential changes to the control environment.

The Company plans to adopt this ASU on January 1, 2020, and it is currently evaluating the impact that this ASU will have on its Consolidated Financial Statements and related disclosures. The Company currently anticipates that an increase to the allowance for credit losses will be recognized upon adoption to provide for the expected credit losses over the estimated life of the financial assets. The magnitude of the increase will depend on economic conditions and trends in the Company’s portfolio at the time of adoption.

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

NOTE 2 – REVENUE RECOGNITION
Pursuant to the Company's adoption of ASC Topic 606, Revenue from Contracts with Customers, the following disclosures discuss the Company's revenue recognition accounting policies. The Company recognizes two primary types of revenue: Interest income and noninterest income.
Interest Income
The Company’s principal source of revenue is interest income from loans and securities, which is recognized on an accrual basis using the effective interest method. For additional information on the Company’s policies for recognizing interest income on loans and securities, see Note 1, “Significant Accounting Policies,” in the Company’s 2017 Annual Report on Form 10-K. Interest income is not within the scope of ASC Topic 606.

Noninterest Income
Noninterest income includes revenue from various types of transactions and services provided to Consumer and Wholesale clients. The following table reflects the Company’s noninterest income disaggregated by the amount of revenue that is in scope and out of scope of ASC Topic 606.

(Dollars in millions)	Three Months Ended June 30		Six Months Ended June 30
Noninterest income	2018	2017	2018	2017
Revenue in scope of ASC Topic 606	$509	$514	$1,002	$1,023
Revenue out of scope of ASC Topic 606	320	313	624	651
Total noninterest income	$829	$827	$1,626	$1,674

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables further disaggregate the Company’s noninterest income by financial statement line item, business segment, and by the amount of each revenue stream that is in scope or out of scope of ASC Topic 606. The commentary following these tables describes the nature, amount, and timing of the related revenue streams.

	Three Months Ended June 30, 2018 [1]
(Dollars in millions)	Consumer [2]	Wholesale [2]	Out of Scope [2,3]	Total
Noninterest income
Service charges on deposit accounts	$115	$29	$—	$144
Other charges and fees	29	3	61	93
Card fees	57	26	2	85
Investment banking income	—	97	70	167
Trading income	—	—	53	53
Trust and investment management income	74	—	1	75
Retail investment services	73	—	—	73
Mortgage servicing related income	—	—	40	40
Mortgage production related income	—	—	43	43
Commercial real estate related income	—	—	18	18
Net securities gains	—	—	—	—
Other noninterest income	6	—	32	38
Total noninterest income	$354	$155	$320	$829
1 Amounts are presented in accordance with ASC Topic 606, Revenue from Contracts with Customers, except for out of scope amounts.
2 Consumer and Wholesale total noninterest income exclude $99 million and $233 million of out of scope noninterest income, respectively, which are included in the business segment results presented on a management accounting basis in Note 18, "Business Segment Reporting." Out of scope total noninterest income includes these amounts and includes ($12) million of Corporate Other noninterest income that is out of scope of ASC Topic 606.
3 The Company presents out of scope noninterest income for the purpose of reconciling noninterest income amounts within the scope of ASC Topic 606 to noninterest income amounts presented on the Company's Consolidated Statements of Income.

	Three Months Ended June 30, 2017 [1]
(Dollars in millions)	Consumer [2]	Wholesale [2]	Out of Scope [2,3]	Total
Noninterest income
Service charges on deposit accounts	$122	$29	$—	$151
Other charges and fees	33	3	67	103
Card fees	60	27	—	87
Investment banking income	—	89	58	147
Trading income	—	—	46	46
Trust and investment management income	74	—	2	76
Retail investment services	70	—	—	70
Mortgage servicing related income	—	—	44	44
Mortgage production related income	—	—	56	56
Commercial real estate related income	—	—	24	24
Net securities gains	—	—	1	1
Other noninterest income	7	—	15	22
Total noninterest income	$366	$148	$313	$827
1 Amounts for periods prior to January 1, 2018 are presented in accordance with ASC Topic 605, Revenue Recognition, and have not been restated to conform with ASC Topic 606, Revenue from Contracts with Customers.
2 Consumer and Wholesale total noninterest income exclude $107 million and $230 million of out of scope noninterest income, respectively, which are included in the business segment results presented on a management accounting basis in Note 18, "Business Segment Reporting." Out of scope total noninterest income includes these amounts and includes ($24) million of Corporate Other noninterest income that is out of scope of ASC Topic 606.
3 The Company presents out of scope noninterest income for the purpose of reconciling noninterest income amounts within the scope of ASC Topic 606 to noninterest income amounts presented on the Company's Consolidated Statements of Income.

Notes to Consolidated Financial Statements (Unaudited), continued

	Six Months Ended June 30, 2018 [1]
(Dollars in millions)	Consumer [2]	Wholesale [2]	Out of Scope [2,3]	Total
Noninterest income
Service charges on deposit accounts	$219	$70	$—	$289
Other charges and fees	57	6	116	179
Card fees	111	52	3	166
Investment banking income	—	181	117	298
Trading income	—	—	95	95
Trust and investment management income	149	—	1	150
Retail investment services	143	2	—	145
Mortgage servicing related income	—	—	95	95
Mortgage production related income	—	—	79	79
Commercial real estate related income	—	—	42	42
Net securities gains	—	—	1	1
Other noninterest income	12	—	75	87
Total noninterest income	$691	$311	$624	$1,626
1 Amounts are presented in accordance with ASC Topic 606, Revenue from Contracts with Customers, except for out of scope amounts.
2 Consumer and Wholesale total noninterest income exclude $213 million and $440 million of out of scope noninterest income, respectively, which are included in the business segment results presented on a management accounting basis in Note 18, "Business Segment Reporting." Out of scope total noninterest income includes these amounts and includes ($29) million of Corporate Other noninterest income that is out of scope of ASC Topic 606.
3 The Company presents out of scope noninterest income for the purpose of reconciling noninterest income amounts within the scope of ASC Topic 606 to noninterest income amounts presented on the Company's Consolidated Statements of Income.

	Six Months Ended June 30, 2017 [1]
(Dollars in millions)	Consumer [2]	Wholesale [2]	Out of Scope [2,3]	Total
Noninterest income
Service charges on deposit accounts	$225	$74	$—	$299
Other charges and fees	64	6	128	198
Card fees	114	54	1	169
Investment banking income	—	185	129	314
Trading income	—	—	97	97
Trust and investment management income	149	—	2	151
Retail investment services	137	1	1	139
Mortgage servicing related income	—	—	102	102
Mortgage production related income	—	—	109	109
Commercial real estate related income	—	—	44	44
Net securities gains	—	—	1	1
Other noninterest income	14	—	37	51
Total noninterest income	$703	$320	$651	$1,674
1 Amounts for periods prior to January 1, 2018 are presented in accordance with ASC Topic 605, Revenue Recognition, and have not been restated to conform with ASC Topic 606, Revenue from Contracts with Customers.
2 Consumer and Wholesale total noninterest income exclude $242 million and $451 million of out of scope noninterest income, respectively, which are included in the business segment results presented on a management accounting basis in Note 18, "Business Segment Reporting." Out of scope total noninterest income includes these amounts and includes ($42) million of Corporate Other noninterest income that is out of scope of ASC Topic 606.
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
Insurance commission revenue is earned through the sale of insurance products. The commissions are recognized as revenue when the customer executes an insurance policy with the insurance carrier. In some cases, the Company receives payment of trailing commissions each year when the customer pays its annual premium. For both the three and six months ended June 30, 2018, the Company recognized an immaterial amount of insurance trailing commissions related to performance obligations satisfied in prior periods.

Card Fees
Card fees consist of interchange fees from credit and debit cards, merchant acquirer revenue, and other card related services. Interchange fees are earned by the Company each time a request for payment is initiated by a customer at a merchant for which the Company transfers the funds on behalf of the customer. Interchange rates are set by the payment network and are based on purchase volumes and other factors. Interchange fees are received daily and recognized at a point in time when the card transaction is processed. The Company is considered an agent of the customer and incurs costs with the payment network to facilitate the interchange with the merchant; therefore, the related payment network expense is recognized as a reduction of card fees. Prior to the adoption of ASC Topic 606, these expenses were recognized in Outside processing and software in the Company's Consolidated Statements of Income. The Company offers rewards and/or rebates to its customers based on card usage. The costs associated with these programs are recognized as a reduction of card fees.
The Company also has a revenue sharing agreement with a merchant acquirer. The Company’s referral of a merchant to the merchant acquirer represents its related performance obligation, which is satisfied at a point in time when the referral is made. Monthly revenue is estimated based on the expected amount of transactions processed. Payments are generally made by the merchant acquirer quarterly in the month following the quarter in which the services are rendered.

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
The Company also provides merger and acquisition advisory services, including various activities such as business valuation, identification of potential targets or acquirers, and the issuance of fairness opinions. The Company’s execution of these advisory services represents its related performance obligations. The performance obligations relating to advisory services are fulfilled at a point in time upon completion of the contractually specified merger or acquisition. The transaction price is based on contractually specified terms agreed upon with the client for each advisory service. Additionally, payments for advisory services consist of upfront retainer fees and success fees at the date the related merger or acquisition is closed. The retainer fees are typically paid upfront, which creates a contract liability. At June 30, 2018, the contract liability relating to these retainer fees was immaterial.
Revenue related to trade execution services is earned on the trade date and recognized at a point in time. The fees related to trade execution services are due on the settlement date.

Trading Income
The Company recognizes trading income as a result of gains and losses from the sales of trading account assets and liabilities. The Company also recognizes trading income as a result of changes in the fair value of trading account assets and liabilities that it holds. The Company’s trading accounts include various types of debt and equity securities, trading loans, and derivative instruments. For additional information relating to trading income, see Note 15, “Derivative Financial Instruments,” and Note 16, “Fair Value Election and Measurement.”

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

Notes to Consolidated Financial Statements (Unaudited), continued

collected at the beginning of the period from the customer’s account and recognized ratably over the related billing period.
The Company also offers selling and distribution services and earns commissions through the sale of annuity and mutual fund products. The Company acts as an agent in these transactions and recognizes revenue at a point in time when the customer enters into an agreement with the product carrier. The Company may also receive trailing commissions and 12b-1 fees related to mutual fund and annuity products, and recognizes this revenue in the period that they are realized since the revenue cannot be accurately predicted at the time the policy becomes effective. The Company recognized revenue of $13 million and $26 million for the three and six months ended June 30, 2018, respectively, which relates to mutual fund 12b-1 fees and annuity trailing commissions from performance obligations satisfied in periods prior to June 30, 2018.
Trade execution commissions are earned and recognized on the trade date, when the Company executes a trade for a customer. Payment for the trade execution is due on the settlement date.

Mortgage Servicing Related Income
The Company recognizes as assets the rights to service mortgage loans, either when the loans are sold and the associated servicing rights are retained or when servicing rights are purchased from a third party. Mortgage servicing related income includes servicing fees, modification fees, fees for ancillary services, other fees customarily associated with servicing arrangements, gains or losses from hedging, and changes in the fair value of residential MSRs inclusive of decay resulting from the realization of monthly net servicing cash flows. For additional information relating to mortgage servicing related income, see Note 1, “Significant Accounting Policies,” in the Company’s 2017 Annual Report on Form 10-K, and Note 8, “Goodwill and Other Intangible Assets,” Note 15, “Derivative Financial Instruments,” and Note 16, “Fair Value Election and Measurement,” in this Form 10-Q.

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
At June 30, 2018, the Company does not have any material contract assets, liabilities, or other receivables recorded on its Consolidated Balance Sheets, relating to its revenue streams within the scope of ASC Topic 606. Additionally, the Company's contracts generally do not contain terms that require significant judgment to determine the amount of revenue to recognize.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 3 - FEDERAL FUNDS SOLD AND SECURITIES FINANCING ACTIVITIES
Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell
Fed Funds sold and securities borrowed or purchased under agreements to resell were as follows:

(Dollars in millions)	June 30, 2018	December 31, 2017
Fed funds sold	$—	$65
Securities borrowed	545	298
Securities purchased under agreements to resell	820	1,175
Total Fed funds sold and securities borrowed or purchased under agreements to resell	$1,365	$1,538
Securities purchased under agreements to resell are primarily collateralized by U.S. government or agency securities and are carried at the amounts at which the securities will be subsequently resold, plus accrued interest. Securities borrowed are primarily collateralized by corporate securities. The Company borrows securities and purchases securities under agreements to resell as part of its securities financing activities. On the acquisition date of these securities, the Company and the related counterparty agree on the amount of collateral required to secure the principal amount loaned under these arrangements. The Company monitors collateral values daily and calls for additional collateral to be provided as warranted under the respective agreements. At June 30, 2018 and December 31, 2017, the total market value of collateral held was $1.4 billion and $1.5 billion, of which $138 million and $177 million was repledged, respectively.

Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as secured borrowings. The following table presents the Company’s related activity, by collateral type and remaining contractual maturity:

	June 30, 2018				December 31, 2017
(Dollars in millions)	Overnight and Continuous	Up to 30 days	30-90 days	Total	Overnight and Continuous	Up to 30 days	30-90 days	Total
U.S. Treasury securities	$92	$—	$—	$92	$95	$—	$—	$95
Federal agency securities	86	17	—	103	101	15	—	116
MBS - agency	726	100	—	826	694	135	—	829
CP	—	—	—	—	19	—	—	19
Corporate and other debt securities	360	146	40	546	316	88	40	444
Total securities sold under agreements to repurchase	$1,264	$263	$40	$1,567	$1,225	$238	$40	$1,503

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
The following table presents the Company's securities borrowed or purchased under agreements to resell and securities sold under agreements to repurchase that are subject to MRAs. Generally, MRAs require collateral to exceed the asset or liability recognized on the balance sheet. Transactions subject to these agreements are treated as collateralized financings, and those with a single counterparty are permitted to be presented net on the Company's Consolidated Balance Sheets, provided certain criteria are met that permit balance sheet netting. At June 30, 2018 and December 31, 2017, there were no such transactions subject to legally enforceable MRAs that were eligible for balance sheet netting. The following table includes the amount of collateral pledged or received related to exposures subject to enforceable MRAs. While these agreements are typically over-collateralized, the amount of collateral presented in this table is limited to the amount of the related recognized asset or liability for each counterparty.

Notes to Consolidated Financial Statements (Unaudited), continued

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
June 30, 2018
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,365	$—	$1,365	[1]	$1,346	$19
Financial liabilities:
Securities sold under agreements to repurchase	1,567	—	1,567		1,566	1

December 31, 2017
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,473	$—	$1,473	[1]	$1,462	$11
Financial liabilities:
Securities sold under agreements to repurchase	1,503	—	1,503		1,503	—
1 Excludes $0 and $65 million of Fed Funds sold, which are not subject to a master netting agreement at June 30, 2018 and December 31, 2017, respectively.

NOTE 4 - TRADING ASSETS AND LIABILITIES AND DERIVATIVE INSTRUMENTS

The fair values of the components of trading assets and liabilities and derivative instruments are presented in the following table:

(Dollars in millions)	June 30, 2018	December 31, 2017
Trading Assets and Derivative Instruments:
U.S. Treasury securities	$203	$157
Federal agency securities	502	395
U.S. states and political subdivisions	27	61
MBS - agency	759	700
Corporate and other debt securities	872	655
CP	114	118
Equity securities	57	56
Derivative instruments [1]	567	802
Trading loans [2]	1,949	2,149
Total trading assets and derivative instruments	$5,050	$5,093

Trading Liabilities and Derivative Instruments:
U.S. Treasury securities	$779	$577
MBS - agency	1	—
Corporate and other debt securities	534	289
Equity securities	14	9
Derivative instruments [1]	630	408
Total trading liabilities and derivative instruments	$1,958	$1,283
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

Notes to Consolidated Financial Statements (Unaudited), continued

Pledged trading assets are presented in the following table:

(Dollars in millions)	June 30, 2018	December 31, 2017
Pledged trading assets to secure repurchase agreements [1]	$1,092	$1,016
Pledged trading assets to secure certain derivative agreements	65	72
Pledged trading assets to secure other arrangements	40	41
1 Repurchase agreements secured by collateral totaled $1.1 billion and $975 million at June 30, 2018 and December 31, 2017, respectively.

NOTE 5 – SECURITIES AVAILABLE FOR SALE
Securities Portfolio Composition

	June 30, 2018
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$4,239	$—	$113	$4,126
Federal agency securities	244	1	2	243
U.S. states and political subdivisions	632	4	21	615
MBS - agency residential	22,883	134	558	22,459
MBS - agency commercial	2,664	1	97	2,568
MBS - non-agency commercial	950	—	34	916
Corporate and other debt securities	15	—	—	15
Total securities AFS	$31,627	$140	$825	$30,942

	December 31, 2017 [1]
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$4,361	$2	$32	$4,331
Federal agency securities	257	3	1	259
U.S. states and political subdivisions	618	7	8	617
MBS - agency residential	22,616	222	134	22,704
MBS - agency commercial	2,121	3	38	2,086
MBS - non-agency residential	55	4	—	59
MBS - non-agency commercial	862	7	3	866
ABS	6	2	—	8
Corporate and other debt securities	17	—	—	17
Total securities AFS	$30,913	$250	$216	$30,947
1 Beginning January 1, 2018, the Company reclassified equity securities previously presented in Securities available for sale to Other assets on the Consolidated Balance Sheets. Reclassifications have been made to previously reported amounts for comparability. See Note 9, "Other Assets," for additional information.

The following table presents interest on securities AFS:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2018	2017	2018	2017
Taxable interest	$205	$184	$407	$364
Tax-exempt interest	5	3	9	5
Total interest on securities AFS [1]	$210	$187	$416	$369
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

Notes to Consolidated Financial Statements (Unaudited), continued

Securities AFS pledged to secure public deposits, repurchase agreements, trusts, certain derivative agreements, and other funds had a fair value of $3.3 billion and $4.3 billion at June 30, 2018 and December 31, 2017, respectively.
The following table presents the amortized cost, fair value, and weighted average yield of investments in securities AFS at

June 30, 2018, by remaining contractual maturity, with the exception of MBS, which are based on estimated average life. Receipt of cash flows may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Distribution of Remaining Maturities
(Dollars in millions)	Due in 1 Year or Less	Due After 1 Year through 5 Years	Due After 5 Years through 10 Years	Due After 10 Years	Total
Amortized Cost:
U.S. Treasury securities	$15	$2,517	$1,707	$—	$4,239
Federal agency securities	117	40	4	83	244
U.S. states and political subdivisions	3	61	37	531	632
MBS - agency residential	1,531	6,089	14,985	278	22,883
MBS - agency commercial	1	482	1,911	270	2,664
MBS - non-agency commercial	—	12	938	—	950
Corporate and other debt securities	7	8	—	—	15
Total securities AFS	$1,674	$9,209	$19,582	$1,162	$31,627
Fair Value:
U.S. Treasury securities	$15	$2,454	$1,657	$—	$4,126
Federal agency securities	117	41	4	81	243
U.S. states and political subdivisions	4	62	38	511	615
MBS - agency residential	1,589	6,031	14,566	273	22,459
MBS - agency commercial	1	465	1,844	258	2,568
MBS - non-agency commercial	—	12	904	—	916
Corporate and other debt securities	7	8	—	—	15
Total securities AFS	$1,733	$9,073	$19,013	$1,123	$30,942
Weighted average yield [1]	3.19%	2.36%	2.87%	3.12%	2.74%
1 Weighted average yields are based on amortized cost and presented on an FTE basis.

Notes to Consolidated Financial Statements (Unaudited), continued

Securities AFS in an Unrealized Loss Position
The Company held certain investment securities AFS where amortized cost exceeded fair value, resulting in unrealized loss positions. Market changes in interest rates and credit spreads may result in temporary unrealized losses as the market prices of securities fluctuate. At June 30, 2018, the Company did not intend to sell these securities nor was it more-likely-than-not that the Company would be required to sell these securities before their anticipated recovery or maturity. The Company reviewed its portfolio for OTTI in accordance with the accounting policies described in Note 1, "Significant Accounting Policies," to the Company's 2017 Annual Report on Form 10-K.

Securities AFS in an unrealized loss position at period end are presented in the following tables:

	June 30, 2018
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses [1]	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses [1]
Temporarily impaired securities AFS:
U.S. Treasury securities	$3,441	$87	$685	$26	$4,126	$113
Federal agency securities	24	—	51	2	75	2
U.S. states and political subdivisions	396	15	106	6	502	21
MBS - agency residential	13,786	355	4,351	203	18,137	558
MBS - agency commercial	1,554	45	882	52	2,436	97
MBS - non-agency commercial	797	28	89	6	886	34
Corporate and other debt securities	9	—	—	—	9	—
Total temporarily impaired securities AFS	20,007	530	6,164	295	26,171	825
OTTI securities AFS [2]:
Total OTTI securities AFS	—	—	—	—	—	—
Total impaired securities AFS	$20,007	$530	$6,164	$295	$26,171	$825
1 Unrealized losses less than $0.5 million are presented as zero within the table.
2 OTTI securities AFS are impaired securities for which OTTI credit losses have been previously recognized in earnings.

	December 31, 2017 [1]
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]
Temporarily impaired securities AFS:
U.S. Treasury securities	$1,993	$12	$841	$20	$2,834	$32
Federal agency securities	23	—	60	1	83	1
U.S. states and political subdivisions	267	3	114	5	381	8
MBS - agency residential	8,095	38	4,708	96	12,803	134
MBS - agency commercial	887	9	915	29	1,802	38
MBS - non-agency commercial	134	1	93	2	227	3
ABS	—	—	4	—	4	—
Corporate and other debt securities	10	—	—	—	10	—
Total temporarily impaired securities AFS	11,409	63	6,735	153	18,144	216
OTTI securities AFS [3]:
ABS	—	—	1	—	1	—
Total OTTI securities AFS	—	—	1	—	1	—
Total impaired securities AFS	$11,409	$63	$6,736	$153	$18,145	$216
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

At June 30, 2018, temporarily impaired securities AFS that have been in an unrealized loss position for twelve months or longer included residential and commercial agency MBS, U.S. Treasury securities, municipal securities, commercial non-agency MBS, and federal agency securities. Unrealized losses on temporarily impaired securities were due to market interest rates being higher than the securities' stated coupon rates. Unrealized losses on securities AFS that relate to factors other than credit are recorded in AOCI, net of tax.

Notes to Consolidated Financial Statements (Unaudited), continued

Realized Gains and Losses and Other-Than-Temporarily Impaired Securities AFS
Net securities gains or losses are comprised of gross realized gains, gross realized losses, and OTTI credit losses recognized in earnings.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2018	2017	2018	2017
Gross realized gains	$6	$1	$7	$1
Gross realized losses	(6)	—	(6)	—
OTTI credit losses recognized in earnings	—	—	—	—
Net securities gains	$—	$1	$1	$1

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
During the three and six months ended June 30, 2018 and 2017, there were no credit impairment losses recognized on securities AFS held at the end of each period. During the three and six months ended June 30, 2018, the Company sold securities AFS that had accumulated OTTI credit losses of $23 million and recognized an associated gain on sale of $6 million in Net securities gains on the Consolidated Statements of Income. The accumulated balance of OTTI credit losses recognized in earnings on securities AFS held at period end was $22 million at June 30, 2017.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 6 - LOANS
Composition of Loan Portfolio

(Dollars in millions)	June 30, 2018	December 31, 2017
Commercial loans:
C&I [1]	$67,343	$66,356
CRE	6,302	5,317
Commercial construction	3,456	3,804
Total commercial LHFI	77,101	75,477
Consumer loans:
Residential mortgages - guaranteed	525	560
Residential mortgages - nonguaranteed [2]	27,556	27,136
Residential home equity products	9,918	10,626
Residential construction	217	298
Guaranteed student	6,892	6,633
Other direct	9,448	8,729
Indirect	11,712	12,140
Credit cards	1,566	1,582
Total consumer LHFI	67,834	67,704
LHFI	$144,935	$143,181
LHFS [3]	$2,283	$2,290
1 Includes $3.8 billion and $3.7 billion of lease financing, and $800 million and $778 million of installment loans at June 30, 2018 and December 31, 2017, respectively.
2 Includes $177 million and $196 million of LHFI measured at fair value at June 30, 2018 and December 31, 2017, respectively.
3 Includes $2.0 billion and $1.6 billion of LHFS measured at fair value at June 30, 2018 and December 31, 2017, respectively.
During the three months ended June 30, 2018 and 2017, the Company transferred $123 million and $67 million of LHFI to LHFS, and $12 million and $3 million of LHFS to LHFI, respectively. In addition to sales of residential and commercial mortgage LHFS in the normal course of business, the Company sold $137 million and $110 million of loans and leases during the three months ended June 30, 2018 and 2017, respectively, at a price approximating their recorded investment.
During the six months ended June 30, 2018 and 2017, the Company transferred $327 million and $127 million of LHFI to LHFS, and transferred $18 million and $10 million of LHFS to LHFI, respectively. In addition to sales of residential and commercial mortgage LHFS in the normal course of business, the Company sold $172 million and $228 million of loans and leases during the six months ended June 30, 2018 and 2017, respectively, at a price approximating their recorded investment.
During the three months ended June 30, 2018 and 2017, the Company purchased $532 million and $493 million, respectively, of guaranteed student loans. During both the six months ended June 30, 2018 and 2017, the Company purchased $1.0 billion of guaranteed student loans, and purchased $16 million and $99 million of consumer indirect loans, respectively.
At June 30, 2018 and December 31, 2017, the Company had $25.0 billion and $24.3 billion of net eligible loan collateral pledged to the Federal Reserve discount window to support $18.7 billion and $18.2 billion of available, unused borrowing capacity, respectively.

At June 30, 2018 and December 31, 2017, the Company had $39.3 billion and $38.0 billion of net eligible loan collateral pledged to the FHLB of Atlanta to support $31.3 billion and $30.5 billion of available borrowing capacity, respectively. The available FHLB borrowing capacity at June 30, 2018 was used to support $1.8 billion of long-term debt and $4.3 billion of letters of credit issued on the Company's behalf. At December 31, 2017, the available FHLB borrowing capacity was used to support $4 million of long-term debt and $6.7 billion of letters of credit issued on the Company's behalf.
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
For the commercial portfolio, the Company believes that the most appropriate credit quality indicator is an individual loan’s risk assessment expressed according to the broad regulatory agency classifications of Pass or Criticized. The Company conforms to the following regulatory classifications for Criticized assets: Other Assets Especially Mentioned (or Special Mention), Substandard, Doubtful, and Loss. However, for the purposes of disclosure, management believes the most meaningful distinction within the Criticized categories is between Criticized accruing (which includes Special Mention and a portion of Substandard) and Criticized nonaccruing (which includes a portion of Substandard as well as Doubtful and Loss). This distinction identifies those relatively higher risk loans for which there is a basis to believe that the Company will not collect all amounts due under those loan agreements. The Company's risk rating system is more granular, with multiple risk ratings in both the Pass and Criticized categories. Pass ratings reflect relatively low PDs, whereas, Criticized assets have higher PDs. The granularity in Pass ratings assists in establishing pricing, loan structures, approval requirements, reserves, and ongoing credit management requirements. Commercial risk ratings are refreshed at least annually, or more frequently as appropriate, based upon considerations such as market conditions, borrower characteristics, and portfolio trends. Additionally, management routinely reviews portfolio risk ratings, trends, and concentrations to support risk identification and mitigation activities.
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
For guaranteed loans, the Company monitors the credit quality based primarily on delinquency status, as it is a more relevant indicator of credit quality due to the government guarantee. At June 30, 2018 and December 31, 2017, 30% and

Notes to Consolidated Financial Statements (Unaudited), continued

28%, respectively, of guaranteed residential mortgages were current with respect to payments. At June 30, 2018 and December 31, 2017, 77% and 75%, respectively, of guaranteed student loans were current with respect to payments. The Company's loss exposure on guaranteed residential mortgages and student loans is mitigated by the government guarantee.

LHFI by credit quality indicator are presented in the following tables:

	Commercial Loans
	C&I		CRE		Commercial Construction
(Dollars in millions)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Risk rating:
Pass	$65,511	$64,546	$6,100	$5,126	$3,410	$3,770
Criticized accruing	1,536	1,595	157	167	46	33
Criticized nonaccruing	296	215	45	24	—	1
Total	$67,343	$66,356	$6,302	$5,317	$3,456	$3,804

	Consumer Loans [1]
	Residential Mortgages - Nonguaranteed		Residential Home Equity Products		Residential Construction
(Dollars in millions)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Current FICO score range:
700 and above	$24,204	$23,602	$8,403	$8,946	$173	$240
620 - 699	2,604	2,721	1,100	1,242	37	50
Below 620 [2]	748	813	415	438	7	8
Total	$27,556	$27,136	$9,918	$10,626	$217	$298

	Other Direct		Indirect		Credit Cards
(Dollars in millions)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Current FICO score range:
700 and above	$8,610	$7,929	$8,843	$9,094	$1,078	$1,088
620 - 699	795	757	2,188	2,344	385	395
Below 620 [2]	43	43	681	702	103	99
Total	$9,448	$8,729	$11,712	$12,140	$1,566	$1,582
1 Excludes $6.9 billion and $6.6 billion of guaranteed student loans and $525 million and $560 million of guaranteed residential mortgages at June 30, 2018 and December 31, 2017, respectively, for which there was nominal risk of principal loss due to the government guarantee.
2 For substantially all loans with refreshed FICO scores below 620, the borrower’s FICO score at the time of origination exceeded 620 but has since deteriorated as the loan has seasoned.

Notes to Consolidated Financial Statements (Unaudited), continued

The LHFI portfolio by payment status is presented in the following tables:

	June 30, 2018
	Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccruing [1]		Total
Commercial loans:
C&I	$67,001	$32	$14	$296		$67,343
CRE	6,242	15	—	45		6,302
Commercial construction	3,443	13	—	—		3,456
Total commercial LHFI	76,686	60	14	341		77,101
Consumer loans:
Residential mortgages - guaranteed	157	42	326	—	[3]	525
Residential mortgages - nonguaranteed [2]	27,256	53	7	240		27,556
Residential home equity products	9,708	60	—	150		9,918
Residential construction	205	—	2	10		217
Guaranteed student	5,320	697	875	—	[3]	6,892
Other direct	9,406	30	4	8		9,448
Indirect	11,618	88	—	6		11,712
Credit cards	1,539	13	14	—		1,566
Total consumer LHFI	65,209	983	1,228	414		67,834
Total LHFI	$141,895	$1,043	$1,242	$755		$144,935
1 Includes nonaccruing LHFI past due 90 days or more of $363 million. Nonaccruing LHFI past due fewer than 90 days include nonaccrual loans modified in TDRs, performing second lien loans where the first lien loan is nonperforming, and certain energy-related commercial loans.
2 Includes $177 million of loans measured at fair value, the majority of which were accruing current.
3 Guaranteed loans are not placed on nonaccruing regardless of delinquency status because collection of principal and interest is reasonably assured by the government.

	December 31, 2017
	Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccruing [1]		Total
Commercial loans:
C&I	$66,092	$42	$7	$215		$66,356
CRE	5,293	—	—	24		5,317
Commercial construction	3,803	—	—	1		3,804
Total commercial LHFI	75,188	42	7	240		75,477
Consumer loans:
Residential mortgages - guaranteed	159	55	346	—	[3]	560
Residential mortgages - nonguaranteed [2]	26,778	148	4	206		27,136
Residential home equity products	10,348	75	—	203		10,626
Residential construction	280	7	—	11		298
Guaranteed student	4,946	659	1,028	—	[3]	6,633
Other direct	8,679	36	7	7		8,729
Indirect	12,022	111	—	7		12,140
Credit cards	1,556	13	13	—		1,582
Total consumer LHFI	64,768	1,104	1,398	434		67,704
Total LHFI	$139,956	$1,146	$1,405	$674		$143,181
1 Includes nonaccruing LHFI past due 90 days or more of $357 million. Nonaccruing LHFI past due fewer than 90 days include nonaccrual loans modified in TDRs, performing second lien loans where the first lien loan is nonperforming, and certain energy-related commercial loans.
2 Includes $196 million of loans measured at fair value, the majority of which were accruing current.
3 Guaranteed loans are not placed on nonaccruing regardless of delinquency status because collection of principal and interest is reasonably assured by the government.

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

	June 30, 2018			December 31, 2017
(Dollars in millions)	Unpaid Principal Balance	Carrying [1] Value	Related ALLL	Unpaid Principal Balance	Carrying [1] Value	Related ALLL
Impaired LHFI with no ALLL recorded:
Commercial loans:
C&I	$35	$33	$—	$38	$35	$—
CRE	47	41	—	—	—	—
Total commercial LHFI with no ALLL recorded	82	74	—	38	35	—
Consumer loans:
Residential mortgages - nonguaranteed	481	385	—	458	363	—
Residential construction	12	7	—	15	9	—
Total consumer LHFI with no ALLL recorded	493	392	—	473	372	—

Impaired LHFI with an ALLL recorded:
Commercial loans:
C&I	195	182	26	127	117	19
CRE	—	—	—	21	21	2
Total commercial LHFI with an ALLL recorded	195	182	26	148	138	21
Consumer loans:
Residential mortgages - nonguaranteed	1,079	1,048	105	1,133	1,103	113
Residential home equity products	900	847	51	953	895	54
Residential construction	87	83	6	93	90	7
Other direct	58	58	1	59	59	1
Indirect	131	130	7	123	122	7
Credit cards	28	8	1	26	7	1
Total consumer LHFI with an ALLL recorded	2,283	2,174	171	2,387	2,276	183
Total impaired LHFI	$3,053	$2,822	$197	$3,046	$2,821	$204
1 Carrying value reflects charge-offs that have been recognized plus other amounts that have been applied to adjust the net book balance.

Included in the impaired LHFI carrying values above at both June 30, 2018 and December 31, 2017 were $2.4 billion of accruing TDRs, of which 98% and 96% were current, respectively. See Note 1, “Significant Accounting Policies,” to the Company's 2017 Annual Report on Form 10-K for further information regarding the Company’s loan impairment policy.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended June 30				Six Months Ended June 30
	2018		2017		2018		2017
(Dollars in millions)	Average Amortized Cost	Interest [1] Income Recognized	Average Amortized Cost	Interest [1] Income Recognized	Average Carrying Value	Interest [1] Income Recognized	Average Carrying Value	Interest [1] Income Recognized
Impaired LHFI with no ALLL recorded:
Commercial loans:
C&I	$46	$1	$127	$4	$47	$1	$118	$4
CRE	42	—	—	—	44	—	—	—
Total commercial LHFI with no ALLL recorded	88	1	127	4	91	1	118	4
Consumer loans:
Residential mortgages - nonguaranteed	383	4	358	4	378	7	356	7
Residential construction	7	—	9	—	7	—	9	—
Total consumer LHFI with no ALLL recorded	390	4	367	4	385	7	365	7

Impaired LHFI with an ALLL recorded:
Commercial loans:
C&I	184	1	153	1	185	2	156	1
CRE	—	—	16	—	—	—	17	—
Total commercial LHFI with an ALLL recorded	184	1	169	1	185	2	173	1
Consumer loans:
Residential mortgages - nonguaranteed	1,053	13	1,180	15	1,064	26	1,186	31
Residential home equity products	849	9	859	8	854	18	864	16
Residential construction	84	1	101	1	85	3	101	2
Other direct	58	1	58	1	58	2	59	2
Indirect	133	2	120	1	137	3	125	3
Credit cards	8	—	6	—	7	—	6	—
Total consumer LHFI with an ALLL recorded	2,185	26	2,324	26	2,205	52	2,341	54
Total impaired LHFI	$2,847	$32	$2,987	$35	$2,866	$62	$2,997	$66
1 Of the interest income recognized during each of the three and six months ended June 30, 2018 and 2017, cash basis interest income was immaterial.

Notes to Consolidated Financial Statements (Unaudited), continued

NPAs are presented in the following table:

(Dollars in millions)	June 30, 2018	December 31, 2017
NPAs:
Commercial NPLs:
C&I	$296	$215
CRE	45	24
Commercial construction	—	1
Consumer NPLs:
Residential mortgages - nonguaranteed	240	206
Residential home equity products	150	203
Residential construction	10	11
Other direct	8	7
Indirect	6	7
Total nonaccrual loans/NPLs [1]	755	674
OREO [2]	53	57
Other repossessed assets	6	10
Total NPAs	$814	$741
1 Nonaccruing restructured loans are included in total nonaccrual loans/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or guaranteed by the VA. Proceeds due from the FHA and the VA are recorded as a receivable in Other assets in the Consolidated Balance Sheets until the property is conveyed and the funds are received. The receivable related to proceeds due from the FHA and the VA totaled $44 million and $45 million at June 30, 2018 and December 31, 2017, respectively.

The Company's recorded investment of nonaccruing loans secured by residential real estate properties for which formal foreclosure proceedings were in process at June 30, 2018 and December 31, 2017 was $77 million and $73 million, respectively. The Company's recorded investment of accruing loans secured by residential real estate properties for which formal foreclosure proceedings were in process at June 30, 2018 and December 31, 2017 was $107 million and $101 million, of which $98 million and $97 million were insured by the FHA or guaranteed by the VA, respectively.

At June 30, 2018, OREO included $49 million of foreclosed residential real estate properties and $2 million of foreclosed commercial real estate properties, with the remaining $2 million related to land.
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
At both June 30, 2018 and December 31, 2017, the Company had an immaterial amount of commitments to lend additional funds to debtors whose terms have been modified in a TDR. The number and carrying value of loans modified under the terms of a TDR, by type of modification, are presented in the following tables:

	Three Months Ended June 30, 2018 [1]
(Dollars in millions)	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	29	$—	$29	$29
Consumer loans:
Residential mortgages - nonguaranteed	159	8	32	40
Residential home equity products	144	—	12	12
Residential construction	3	—	—	—
Other direct	214	—	3	3
Indirect	617	—	16	16
Credit cards	426	2	—	2
Total TDR additions	1,592	$10	$92	$102
1 Includes loans modified under the terms of a TDR that were charged-off during the period.

	Six Months Ended June 30, 2018 [1]
(Dollars in millions)	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	75	$—	$84	$84
Consumer loans:
Residential mortgages - nonguaranteed	219	17	38	55
Residential home equity products	280	—	24	24
Residential construction	4	—	—	—
Other direct	328	—	5	5
Indirect	1,395	—	35	35
Credit cards	734	3	—	3
Total TDR additions	3,035	$20	$186	$206
1 Includes loans modified under the terms of a TDR that were charged-off during the period.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended June 30, 2017 [1]
(Dollars in millions)	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	30	$—	$38	$38
Consumer loans:
Residential mortgages - nonguaranteed	45	7	2	9
Residential home equity products	621	—	61	61
Other direct	180	—	2	2
Indirect	750	—	19	19
Credit cards	163	1	—	1
Total TDR additions	1,789	$8	$122	$130
1 Includes loans modified under the terms of a TDR that were charged-off during the period.

	Six Months Ended June 30, 2017 [1]
(Dollars in millions)	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	60	$—	$39	$39
Consumer loans:
Residential mortgages - nonguaranteed	79	11	4	15
Residential home equity products	1,276	—	124	124
Other direct [2]	290	—	4	4
Indirect	1,297	—	32	32
Credit cards	398	2	—	2
Total TDR additions	3,400	$13	$203	$216
1 Includes loans modified under the terms of a TDR that were charged-off during the period.

TDRs that defaulted during the three and six months ended June 30, 2018 and 2017, which were first modified within the previous 12 months, were immaterial. The majority of loans that were modified under the terms of a TDR and subsequently became 90 days or more delinquent have remained on nonaccrual status since the time of delinquency.

Concentrations of Credit Risk
The Company does not have a significant concentration of credit risk to any individual client except for the U.S. government and its agencies. However, a geographic concentration arises because the Company operates primarily within Florida, Georgia, Virginia, Maryland, and North Carolina. The Company’s cross-border outstanding loans totaled $1.3 billion and $1.4 billion at June 30, 2018 and December 31, 2017, respectively.

With respect to collateral concentration, the Company's recorded investment in residential real estate secured LHFI totaled $38.2 billion at June 30, 2018 and represented 26% of total LHFI. At December 31, 2017, the Company's recorded investment in residential real estate secured LHFI totaled $38.6 billion and represented 27% of total LHFI. Additionally, at June 30, 2018 and December 31, 2017, the Company had commitments to extend credit on home equity lines of $10.1 billion, and had residential mortgage commitments outstanding of $3.8 billion and $3.0 billion, respectively. At both June 30, 2018 and December 31, 2017, 1% of the Company's LHFI secured by residential real estate was insured by the FHA or guaranteed by the VA.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 7 - ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the unfunded commitments reserve. Activity in the allowance for credit losses by loan segment is presented in the following tables:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(Dollars in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
ALLL, beginning of period	$1,068	$626	$1,694	$1,101	$634	$1,735
Provision for loan losses	17	12	29	1	66	67
Loan charge-offs	(21)	(80)	(101)	(44)	(163)	(207)
Loan recoveries	4	24	28	10	45	55
ALLL, end of period	1,068	582	1,650	1,068	582	1,650

Unfunded commitments reserve, beginning of period [1]	69	—	69	79	—	79
Provision/(benefit) for unfunded commitments	3	—	3	(7)	—	(7)
Unfunded commitments reserve, end of period [1]	72	—	72	72	—	72

Allowance for credit losses	$1,140	$582	$1,722	$1,140	$582	$1,722
1 The unfunded commitments reserve is recorded in Other liabilities in the Consolidated Balance Sheets.

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(Dollars in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
ALLL, beginning of period	$1,120	$594	$1,714	$1,124	$585	$1,709
Provision for loan losses	39	48	87	84	120	204
Loan charge-offs	(26)	(75)	(101)	(89)	(159)	(248)
Loan recoveries	7	24	31	21	45	66
ALLL, end of period	1,140	591	1,731	1,140	591	1,731

Unfunded commitments reserve, beginning of period [1]	69	—	69	67	—	67
Provision for unfunded commitments	3	—	3	5	—	5
Unfunded commitments reserve, end of period [1]	72	—	72	72	—	72

Allowance for credit losses	$1,212	$591	$1,803	$1,212	$591	$1,803
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

Notes to Consolidated Financial Statements (Unaudited), continued

The Company’s LHFI portfolio and related ALLL are presented in the following tables:

	June 30, 2018
	Commercial Loans		Consumer Loans		Total
(Dollars in millions)	Carrying Value	Related ALLL	Carrying Value	Related ALLL	Carrying Value	Related ALLL
LHFI evaluated for impairment:
Individually evaluated	$256	$26	$2,566	$171	$2,822	$197
Collectively evaluated	76,845	1,042	65,091	411	141,936	1,453
Total evaluated	77,101	1,068	67,657	582	144,758	1,650
LHFI measured at fair value	—	—	177	—	177	—
Total LHFI	$77,101	$1,068	$67,834	$582	$144,935	$1,650

	December 31, 2017
	Commercial Loans		Consumer Loans		Total
(Dollars in millions)	Carrying Value	Related ALLL	Carrying Value	Related ALLL	Carrying Value	Related ALLL
LHFI evaluated for impairment:
Individually evaluated	$173	$21	$2,648	$183	$2,821	$204
Collectively evaluated	75,304	1,080	64,860	451	140,164	1,531
Total evaluated	75,477	1,101	67,508	634	142,985	1,735
LHFI measured at fair value	—	—	196	—	196	—
Total LHFI	$75,477	$1,101	$67,704	$634	$143,181	$1,735

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
In the first and second quarters of 2018, the Company performed qualitative goodwill assessments on its Consumer and Wholesale reporting units, considering changes in key assumptions as well as other events and circumstances occurring since the most recent annual goodwill impairment test performed as of October 1, 2017. The Company concluded, based on the totality of factors observed, that it is not more-likely-than-not that the fair values of its reportable segments are less than their respective carrying values. Accordingly, goodwill was not required to be quantitatively tested for impairment during the six months ended June 30, 2018.
In the second quarter of 2018, certain business banking clients were transferred from the Wholesale segment to the Consumer segment, resulting in the reallocation of $128 million in goodwill. See Note 18, "Business Segment Reporting," for additional information. The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2018 are presented in the following table. There were no material changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2017.

(Dollars in millions)	Consumer	Wholesale	Total
Balance, January 1, 2018	$4,262	$2,069	$6,331
Reallocation related to intersegment transfer of business banking clients	128	(128)	—
Balance, June 30, 2018	$4,390	$1,941	$6,331

Notes to Consolidated Financial Statements (Unaudited), continued

Other Intangible Assets
Changes in the carrying amounts of other intangible assets for the six months ended June 30 are presented in the following table:

(Dollars in millions)	Residential MSRs - Fair Value	Commercial Mortgage Servicing Rights and Other	Total
Balance, January 1, 2018	$1,710	$81	$1,791
Amortization [1]	—	(11)	(11)
Servicing rights originated	149	7	156
Servicing rights purchased	75	—	75
Changes in fair value:
Due to changes in inputs and assumptions [2]	146	—	146
Other changes in fair value [3]	(120)	—	(120)
Servicing rights sold	(1)	—	(1)
Balance, June 30, 2018	$1,959	$77	$2,036

Balance, January 1, 2017	$1,572	$85	$1,657
Amortization [1]	—	(10)	(10)
Servicing rights originated	162	7	169
Changes in fair value:
Due to changes in inputs and assumptions [2]	(16)	—	(16)
Other changes in fair value [3]	(109)	—	(109)
Servicing rights sold	(1)	—	(1)
Other [4]	—	(1)	(1)
Balance, June 30, 2017	$1,608	$81	$1,689
1 Does not include expense associated with non-qualified community development investments. See Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," for additional information.
2 Primarily reflects changes in option adjusted spreads and prepayment speed assumptions, due to changes in interest rates.
3 Represents changes due to the collection of expected cash flows, net of accretion due to the passage of time.
4 Represents measurement period adjustment on other intangible assets acquired previously in the Pillar acquisition.

The gross carrying value and accumulated amortization of other intangible assets are presented in the following table:

	June 30, 2018			December 31, 2017
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized other intangible assets [1]:
Commercial mortgage servicing rights	$86	($23)	$63	$79	($14)	$65
Other	20	(18)	2	32	(28)	4
Unamortized other intangible assets:
Residential MSRs	1,959	—	1,959	1,710	—	1,710
Other	12	—	12	12	—	12
Total other intangible assets	$2,077	($41)	$2,036	$1,833	($42)	$1,791
1 Excludes other intangible assets that are indefinite-lived, carried at fair value, or fully amortized.

Servicing Rights
The Company acquires servicing rights and retains servicing rights for certain of its sales or securitizations of residential mortgages and commercial loans. Servicing rights on residential and commercial mortgages are the only material servicing assets capitalized by the Company and are classified as Other intangible assets on the Company's Consolidated Balance Sheets.

Residential Mortgage Servicing Rights
Income earned by the Company on its residential MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs, and is presented in the following table.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2018	2017	2018	2017
Income from residential MSRs [1]	$107	$101	$214	$202
1 Recognized in Mortgage servicing related income in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements (Unaudited), continued

The UPB of residential mortgage loans serviced for third parties is presented in the following table:

(Dollars in millions)	June 30, 2018	December 31, 2017
UPB of loans underlying residential MSRs	$140,328	$136,071

The Company purchased MSRs on residential loans with a UPB of $5.9 billion during the six months ended June 30, 2018. No MSRs on residential loans were purchased during the six months ended June 30, 2017. During the six months ended June 30, 2018 and 2017, the Company sold MSRs on residential loans, at a price approximating their fair value, with a UPB of $221 million and $217 million, respectively.
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
A summary of the key inputs used to estimate the fair value of the Company’s residential MSRs at June 30, 2018 and December 31, 2017, and the sensitivity of the fair values to immediate 10% and 20% adverse changes in those inputs, are presented in the following table.

(Dollars in millions)	June 30, 2018	December 31, 2017
Fair value of residential MSRs	$1,959	$1,710
Prepayment rate assumption (annual)	13%	13%
Decline in fair value from 10% adverse change	$92	$85
Decline in fair value from 20% adverse change	173	160
Option adjusted spread (annual)	3%	4%
Decline in fair value from 10% adverse change	$49	$47
Decline in fair value from 20% adverse change	93	90
Weighted-average life (in years)	5.7	5.4
Weighted-average coupon	4.0%	3.9%
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
Commercial Mortgage Servicing Rights
Income earned by the Company on its commercial mortgage servicing rights is derived primarily from contractually specified servicing fees and other ancillary fees. The Company also earns income from subservicing certain third party commercial mortgages for which the Company does not record servicing rights. The following table presents the Company's income earned from servicing commercial mortgages.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2018	2017	2018	2017
Income from commercial mortgage servicing rights [1]	$7	$6	$14	$11
Income from subservicing third party commercial mortgages [1]	3	4	6	8
1 Recognized in Commercial real estate related income in the Consolidated Statements of Income.

The UPB of commercial mortgage loans serviced for third parties is presented in the following table:

(Dollars in millions)	June 30, 2018	December 31, 2017
UPB of commercial mortgages subserviced for third parties	$25,998	$24,294
UPB of loans underlying commercial mortgage servicing rights	5,894	5,760
Total UPB of commercial mortgages serviced for third parties	$31,892	$30,054

No commercial mortgage servicing rights were purchased or sold during the six months ended June 30, 2018 and 2017.
Commercial mortgage servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The Company calculates the fair value of commercial servicing rights based on the present value of estimated future net servicing income, considering prepayment projections and other assumptions. Impairment, if any, is recognized when the carrying value of the servicing asset exceeds the fair value at the measurement date. The amortized cost of the Company's commercial mortgage servicing rights were $63 million and $65 million at June 30, 2018 and December 31, 2017, respectively.
A summary of the key inputs used to estimate the fair value of the Company’s commercial mortgage servicing rights at June 30, 2018 and December 31, 2017, and the sensitivity of the fair values to immediate 10% and 20% adverse changes in those inputs, are presented in the following table.

(Dollars in millions)	June 30, 2018	December 31, 2017
Fair value of commercial mortgage servicing rights	$76	$75
Discount rate (annual)	12%	12%
Decline in fair value from 10% adverse change	$3	$3
Decline in fair value from 20% adverse change	6	6
Prepayment rate assumption (annual)	6%	7%
Decline in fair value from 10% adverse change	$1	$1
Decline in fair value from 20% adverse change	2	2
Weighted-average life (in years)	7.5	7.0
Float earnings rate (annual)	1.1%	1.1%
Commercial mortgage servicing right sensitivities are hypothetical and should be used with caution.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 9 - OTHER ASSETS
The components of other assets are presented in the following table:

(Dollars in millions)	June 30, 2018	December 31, 2017
Non-trading equity securities:
Marketable equity securities:
Mutual fund investments [1]	$95	$49
Other equity [1,2]	31	7
Nonmarketable equity securities:
Federal Reserve Bank stock [1]	403	403
FHLB stock [1]	90	15
Other equity [2]	42	26
Lease assets	1,705	1,528
Tax credit investments [3]	1,434	1,272
Bank-owned life insurance	1,409	1,411
Accrued income	995	880
Accounts receivable	860	2,201
Pension assets, net	497	464
Prepaid expenses	257	319
OREO	53	57
Other	921	786
Total other assets	$8,792	$9,418
1 Beginning January 1, 2018, the Company reclassified equity securities previously presented in Securities available for sale to Other assets on the Consolidated Balance Sheets. Reclassifications have been made to previously reported amounts for comparability.
2 During the second quarter of 2018, the Company reclassified $22 million of equity securities from nonmarketable to marketable equity securities due to newly available, readily determinable fair value information observed in active markets.
3 See Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," for additional information.
Equity Securities Not Classified as Trading Assets or Liabilities
Equity securities with readily determinable fair values (marketable) that are not held for trading purposes are recorded at fair value and include mutual fund investments and other publicly traded equity securities.
Equity securities without readily determinable fair values (nonmarketable) that are not held for trading purposes include Federal Reserve Bank of Atlanta and FHLB of Atlanta capital stock, both held at cost, as well as other equity securities that the Company elected to account for under the measurement alternative, pursuant to its adoption of ASU 2016-01 on January

1, 2018. See the “Equity Securities” and “Accounting Pronouncements” sections of Note 1, “Significant Accounting Policies,” for additional information on the Company's adoption of ASU 2016-01 and for policy updates related to equity securities.
The following table summarizes net gains/(losses) for equity securities not classified as trading assets:

(Dollars in millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net gains from marketable equity securities [1]	$13	$14
Net gains/(losses) from nonmarketable equity securities:
Remeasurement losses and impairment	—	—
Remeasurement gains [1]	—	23
Less: Net realized gains from sale	—	—
Total net unrealized gains from non-trading equity securities	$13	$37
1 Recognized in Other noninterest income in the Company's Consolidated Statements of Income.
Lease Assets
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
Bank-Owned Life Insurance
Bank-owned life insurance consists of life insurance policies held on certain employees for which the Company is the beneficiary. These policies provide the Company an efficient form of funding for retirement and other employee benefits costs.
Pension Assets
Pension assets (net) represent the funded status of the Company's overfunded pension and other postretirement benefits plans, measured as the difference between the fair value of plan assets and the benefit obligation at period end.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 10 - CERTAIN TRANSFERS OF FINANCIAL ASSETS AND VARIABLE INTEREST ENTITIES
The Company has transferred loans and securities in sale or securitization transactions for which the Company retains certain beneficial interests, servicing rights, and/or recourse. These transfers of financial assets include certain residential mortgage loans, guaranteed student loans, and commercial loans, as discussed in the following section, "Transfers of Financial Assets." Cash receipts on beneficial interests held related to these transfers were immaterial for the three and six months ended June 30, 2018 and 2017.
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
Except as specifically noted herein, the Company is not required to provide additional financial support to any of the entities to which the Company has transferred financial assets, nor has the Company provided any support it was not otherwise obligated to provide. No events occurred during the six months ended June 30, 2018 that changed the Company’s previous conclusions regarding whether it is the primary beneficiary of the VIEs described herein. Furthermore, no events occurred during the six months ended June 30, 2018 that changed the Company’s sale conclusion with regards to previously transferred residential mortgage loans, guaranteed student loans, or commercial loans.
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
The Company sold residential mortgage loans to Ginnie Mae, Fannie Mae, and Freddie Mac, which resulted in pre-tax net gains of $19 million and $7 million for the three and six months ended June 30, 2018, and pre-tax net gains of $83 million and $79 million for the three and six months ended June 30, 2017, respectively. Net gains/losses on the sale of residential mortgage LHFS are recorded at inception of the associated IRLCs and reflect the change in value of the loans resulting from changes in interest rates from the time the Company enters into the related IRLCs with borrowers until the loans are sold, but do not include the results of hedging activities initiated by the Company to mitigate this market risk. See Note 15, "Derivative Financial Instruments," for further discussion of the Company's hedging activities. The Company has made certain representations and warranties with respect to the transfer of these loans. See Note 14, “Guarantees,” for additional information regarding representations and warranties.
In a limited number of securitizations, the Company has received securities in addition to cash in exchange for the transferred loans, while also retaining servicing rights. The securities received are measured at fair value and classified as securities AFS. During the second quarter of 2018, the Company sold the majority of these securities for a net gain of $6 million for the three and six months ended June 30, 2018, recognized in Net securities gains on the Consolidated Statements of Income. The fair value of retained securities was immaterial at June 30, 2018 and totaled $22 million at December 31, 2017.
The Company evaluates securitization entities in which it has a VI for potential consolidation under the VIE consolidation model. Notwithstanding the Company's role as servicer, the Company typically does not have power over the securitization entities as a result of rights held by the master servicer. In certain transactions, the Company does have power as the servicer, but does not have an obligation to absorb losses, or the right to receive benefits, that could potentially be significant. In all such cases, the Company does not consolidate the securitization entity. Due to our aforementioned sale of securities AFS in the second quarter of 2018, the Company’s remaining VI in the securitization entity was immaterial at June 30, 2018. Assets of the unconsolidated entities in which the Company has a VI totaled $147 million at December 31, 2017.
The Company’s maximum exposure to loss related to these unconsolidated residential mortgage loan securitizations is comprised of the loss of value of any interests it retains, which was immaterial at June 30, 2018 and totaled $22 million at December 31, 2017, as well as any repurchase obligations or other losses it incurs as a result of any guarantees related to these securitizations, which is discussed further in Note 14, “Guarantees.”
Guaranteed Student Loans
The Company has securitized government-guaranteed student loans through a transfer of loans to a securitization entity and retained the residual interest in the entity. The Company concluded that this entity should be consolidated because the Company has (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses, and the right to receive benefits, that could potentially be significant. At June 30, 2018 and December 31, 2017, the Company’s Consolidated Balance Sheets reflected $177 million and $192 million of assets held by

Notes to Consolidated Financial Statements (Unaudited), continued

the securitization entity and $174 million and $189 million of debt issued by the entity, respectively, inclusive of related accrued interest.
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
Commercial Loans
The Company originates and sells certain commercial mortgage loans to Fannie Mae and Freddie Mac, originates FHA insured loans, and issues and sells Ginnie Mae commercial MBS secured by FHA insured loans. The Company transferred commercial loans to these Agencies and GSEs, which resulted in pre-tax net gains of $5 million and $14 million for the three and six months ended June 30, 2018, and pre-tax net gains of $3 million and $17 million for the three and six months ended June 30, 2017, respectively. The loans are exchanged for cash or securities that are readily redeemable for cash, with servicing rights retained. The Company has made certain representations and warranties with respect to the transfer of these loans and has entered into a loss share guarantee related to certain loans transferred to Fannie Mae. See Note 14, “Guarantees,” for additional information regarding the commercial mortgage loan loss share guarantee.

The Company's total managed loans, including the LHFI portfolio and other transferred loans (securitized and unsecuritized), are presented in the following table by portfolio balance and delinquency status (accruing loans 90 days or more past due and all nonaccrual loans) at June 30, 2018 and December 31, 2017, as well as the related net charge-offs for the three and six months ended June 30, 2018 and 2017.

	Portfolio Balance		Past Due and Nonaccrual		Net Charge-offs
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	Three Months Ended June 30				Six Months Ended June 30
(Dollars in millions)					2018		2017		2018		2017
LHFI portfolio:
Commercial	$77,101	$75,477	$355	$247	$17		$19		$34		$68
Consumer	67,834	67,704	1,642	1,832	56		51		118		114
Total LHFI portfolio	144,935	143,181	1,997	2,079	73		70		152		182
Managed securitized loans:
Commercial [1]	5,894	5,760	—	—	—		—		—		—
Consumer	138,585	134,160	295	171	1	[2]	1	[2]	3	[2]	4	[2]
Total managed securitized loans	144,479	139,920	295	171	1		1		3		4
Managed unsecuritized loans [3]	1,950	2,200	291	340	—		—		—		—
Total managed loans	$291,364	$285,301	$2,583	$2,590	$74		$71		$155		$186
1 Comprised of commercial mortgages sold through Fannie Mae, Freddie Mac, and Ginnie Mae securitizations, whereby servicing has been retained by the Company.
2 Amounts associated with $482 million and $602 million of managed securitized loans at June 30, 2018 and December 31, 2017, respectively. Net charge-off data is not reported to the Company for the remaining balance of $138.1 billion and $133.6 billion of managed securitized loans at June 30, 2018 and December 31, 2017, respectively.
3 Comprised of unsecuritized loans the Company originated and sold to private investors with servicing rights retained. Net charge-offs on these loans are not presented in the table as the data is not reported to the Company by the private investors that own these related loans.

Notes to Consolidated Financial Statements (Unaudited), continued

Other Variable Interest Entities
In addition to exposure to VIEs arising from transfers of financial assets, the Company also has involvement with VIEs from other business activities.
Tax Credit Investments
The following table provides information related to the Company's investments in tax credit VIEs that it does not consolidate:

	Community Development Investments		Renewable Energy Partnerships
(Dollars in millions)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Carrying value of investments [1]	$1,421	$1,272	$13	$—
Maximum exposure to loss related to investments [2]	2,029	1,905	192	—

[1]
At June 30, 2018 and December 31, 2017, the carrying value of community development investments excludes $64 million and $59 million of investments in funds that do not qualify for tax credits, respectively.

[2]
At June 30, 2018 and December 31, 2017, community development investment maximum exposure includes $386 million and $354 million of loans and $628 million and $627 million of unfunded equity commitments issued by the Company to these investments, respectively.

At June 30, 2018 and December 31, 2017, renewable energy partnership maximum exposure includes $179 million and $0 of unfunded equity commitments issued by the Company to these investments, respectively.

Community Development Investments
The Company invests in multi-family affordable housing partnership developments and other community development entities as a limited partner and/or a lender. The carrying value of these investments is recorded in Other assets on the Company’s Consolidated Balance Sheets. The Company receives tax credits for its limited partner investments, which are recorded in Provision for income taxes in the Company's Consolidated Statements of Income. Amortization recognized on qualified affordable housing partnerships is recorded in the Provision for income taxes, net of the related tax benefits, in the Company's Consolidated Statements of Income. Amortization recognized on other community development investments is recorded in Amortization in the Company's Consolidated Statements of Income. The Company has determined that the majority of the related partnerships are VIEs.

The Company has concluded that it is not the primary beneficiary of these investments when it invests as a limited partner and there is a third party general partner. The general partner, or an affiliate of the general partner, often provides guarantees to the limited partner, which protects the Company from construction and operating losses and tax credit allocation deficits. The Company’s maximum exposure to loss would result from the loss of its limited partner investments, net of liabilities, along with loans or interest-rate swap fair value exposures issued by the Company to these investments as well as unfunded equity commitments that the Company is required to fund if certain conditions are met.
The following table presents tax credits and amortization associated with the Company’s investments in community development investments.

	Tax Credits				Amortization
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Qualified affordable housing partnerships	$29	$25	$59	$50	$31	$25	$63	$49
Other community development investments	20	19	38	35	16	14	31	27

Renewable Energy Partnerships
In the second quarter of 2018, the Company began investing in entities that promote renewable energy sources, as a limited partner. The carrying value of these renewable energy partnership investments is recorded in Other assets on the Company’s Consolidated Balance Sheets, and the associated tax credits received for these investments are recorded as a reduction to the carrying value of these investments. The Company has determined that these renewable energy tax credit partnerships are VIEs.
The Company has concluded that it is not the primary beneficiary of these VIEs because it does not have the power to direct the activities that most significantly impact the VIEs' financial performance and therefore, it is not required to consolidate these VIEs. The Company’s maximum exposure to loss related to these investments is comprised of its equity investments in these partnerships and any additional unfunded equity commitments.

Total Return Swaps
At June 30, 2018 and December 31, 2017, the outstanding notional amounts of the Company's VIE-facing TRS contracts were $1.6 billion and $1.7 billion, and related senior financing outstanding to VIEs were $1.6 billion and 1.7 billion, respectively. These financings were measured at fair value and classified within Trading assets and derivative instruments on the Consolidated Balance Sheets. The Company entered into client-facing TRS contracts of the same outstanding notional amounts. The notional amounts of the TRS contracts with VIEs represent the Company’s maximum exposure to loss, although this exposure has been mitigated via the TRS contracts with third party clients. For additional information on the Company’s TRS contracts and its involvement with these VIEs, see Note 15, “Derivative Financial Instruments,” as well as Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," to the Company's 2017 Annual Report on Form 10-K.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 11 – NET INCOME PER COMMON SHARE
Equivalent shares of less than 1 million related to common stock options and warrants outstanding at June 30, 2017 were excluded from the computations of diluted net income per average common share because they would have been anti-dilutive.

Reconciliations of net income to net income available to common shareholders and average basic common shares outstanding to average diluted common shares outstanding are presented in the following table.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars and shares in millions, except per share data)	2018	2017	2018	2017
Net income	$722	$528	$1,365	$995
Less:
Preferred stock dividends	(25)	(23)	(55)	(39)
Net income available to common shareholders	$697	$505	$1,310	$956

Average common shares outstanding - basic	465.5	482.9	467.1	486.5
Add dilutive securities:
RSUs	2.6	2.7	2.7	2.9
Common stock warrants and restricted stock	0.6	1.6	1.1	1.7
Stock options	0.6	0.8	0.6	0.9
Average common shares outstanding - diluted	469.3	488.0	471.5	492.0

Net income per average common share - diluted	$1.49	$1.03	$2.78	$1.94
Net income per average common share - basic	1.50	1.05	2.80	1.97

NOTE 12 - INCOME TAXES
For the three months ended June 30, 2018 and 2017, the provision for income taxes was $171 million and $222 million, representing effective tax rates of 19% and 30%, respectively. For the six months ended June 30, 2018 and 2017, the provision for income taxes was $318 million and $381 million, representing effective tax rates of 19% and 28%, respectively. The effective tax rate for the six months ended June 30, 2018 was favorably impacted by a net $4 million discrete income tax benefit, while the effective tax rate for the six months ended June 30, 2017 was favorably impacted by a net $23 million discrete income tax benefit related primarily to share-based compensation.
The $4 million net discrete income tax benefit for the six months ended June 30, 2018 was driven primarily by a $20 million tax benefit for share-based compensation and a $19 million tax benefit for an adjustment to the Company's December 31, 2017 remeasurement of its estimated DTAs and DTLs at the reduced federal corporate income tax rate of 21%. These income tax benefits were offset largely by a $35 million discrete tax expense related to an increase in the valuation allowance recorded for STM's state carryforwards. Any additional adjustment to the Company's December 31, 2017 remeasurement of its estimated DTAs and DTLs would be recorded as an adjustment to the provision for income taxes in 2018 in the period the adjustment amount is determined.
At June 30, 2018 and December 31, 2017, the Company had a valuation allowance recorded against its state carryforwards and certain state DTAs of $180 million and $143 million, respectively. This increase in the valuation allowance was due primarily to the impact of the pending merger of STM and the Bank on the future realization of STM's state NOL carryforwards. See Note 18, “Business Segment Reporting,” for additional information regarding the pending merger of STM and the Bank.
The provision for income taxes includes both federal and state income taxes and differs from the provision using statutory rates due primarily to favorable permanent tax items such as interest income from lending to tax-exempt entities, tax credits, and amortization expense related to qualified affordable housing investment costs. The Company calculated the provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusting for discrete items that occurred during the period.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 13 - EMPLOYEE BENEFIT PLANS
The Company sponsors various compensation and benefit programs to attract and retain talent. Aligned with a pay for performance culture, the Company's plans and programs include short-term incentives, AIP, and various LTI plans. See Note 15,

"Employee Benefit Plans," to the Company's 2017 Annual Report on Form 10-K for additional information regarding the Company's employee benefit plans.

Stock-based compensation expense recognized in Employee compensation in the Consolidated Statements of Income consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2018	2017	2018	2017
RSUs	$22	$16	$60	$50
Phantom stock units [1]	9	16	27	40
Total stock-based compensation expense	$31	$32	$87	$90

Stock-based compensation tax benefit [2]	$7	$12	$21	$34
1 Phantom stock units are settled in cash. During the three and six months ended June 30, 2018, the Company paid $1 million and $75 million, respectively, related to these share-based liabilities. During the three and six months ended June 30, 2017, the Company paid $1 million and $77 million, respectively, related to these share-based liabilities.
2 Does not include excess tax benefits or deficiencies recognized in the Provision for income taxes in the Consolidated Statements of Income.

Components of net periodic benefit related to the Company's pension and other postretirement benefits plans are presented in the following table and are recognized in Employee benefits in the Consolidated Statements of Income:

	Pension Benefits [1]				Other Postretirement Benefits
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$1	$1	$3	$3	$—	$—	$—	$—
Interest cost	23	24	46	47	—	—	—	1
Expected return on plan assets	(47)	(49)	(94)	(97)	(1)	(1)	(2)	(3)
Amortization of prior service credit	—	—	—	—	(2)	(1)	(3)	(3)
Amortization of actuarial loss	6	6	11	12	—	—	—	—
Net periodic benefit	($17)	($18)	($34)	($35)	($3)	($2)	($5)	($5)
1 Administrative fees are recognized in service cost for each of the periods presented.

In the second quarter of 2017, the Company amended its NCF Retirement Plan in accordance with its decision to terminate the pension plan effective as of July 31, 2017. The NCF pension plan termination is on schedule to be completed by the end of 2018 and the Company is in process of evaluating the impact of the termination and expected future settlement accounting on its Consolidated Financial Statements and related disclosures.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 14 – GUARANTEES
The Company has undertaken certain guarantee obligations in the ordinary course of business. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform and make future payments should certain triggering events occur. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or through provision of the Company’s services. The following is a discussion of the guarantees that the Company has issued at June 30, 2018. The Company has also entered into certain contracts that are similar to guarantees, but that are accounted for as derivative instruments as discussed in Note 15, “Derivative Financial Instruments.”

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
At June 30, 2018 and December 31, 2017, the maximum potential exposure to loss related to the Company's issued letters of credit was $2.9 billion and $2.6 billion, respectively. The Company’s outstanding letters of credit generally have a term of more than one year. Some standby letters of credit are designed to be drawn upon in the normal course of business and others are drawn upon only in circumstances of dispute or default in the underlying transaction to which the Company is not a party. In all cases, the Company is entitled to reimbursement from the client. If a letter of credit is drawn upon and reimbursement is not provided by the client, the Company may take possession of the collateral securing the letter of credit, where applicable.
The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with its credit policies. Consistent with the methodologies used for all commercial borrowers, an internal assessment of the PD and loss severity in the event of default is performed. The Company's credit risk management for letters of credit leverages the risk rating process to focus greater visibility on higher risk and higher dollar letters of credit. The allowance associated with letters of credit is a component of the unfunded commitments reserve recorded in Other liabilities on the Consolidated Balance Sheets and is included in the allowance for credit losses as disclosed in Note 7, “Allowance for Credit Losses.” Additionally, unearned fees relating to letters of credit are recorded in Other liabilities on the Consolidated Balance Sheets. The net carrying amount of unearned fees was immaterial at both June 30, 2018 and December 31, 2017.

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
The following table summarizes the changes in the Company’s reserve for residential mortgage loan repurchases:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2018	2017	2018	2017
Balance, beginning of period	$39	$40	$39	$40
Repurchase (benefit)/provision	(3)	—	(3)	—
Balance, end of period	$36	$40	$36	$40

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
The following table summarizes the carrying value of the Company's outstanding repurchased residential mortgage loans:

(Dollars in millions)	June 30, 2018	December 31, 2017
Outstanding repurchased residential mortgage loans:
Performing LHFI	$194	$203
Nonperforming LHFI	18	16
Total carrying value of outstanding repurchased residential mortgages	$212	$219

Notes to Consolidated Financial Statements (Unaudited), continued

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
Commercial Mortgage Loan Loss Share Guarantee
In connection with the acquisition of Pillar, the Company assumed a loss share obligation associated with the terms of a master loss sharing agreement with Fannie Mae for multi-family commercial mortgage loans that were sold by Pillar to Fannie Mae under Fannie Mae’s delegated underwriting and servicing program. Upon the acquisition of Pillar, the Company entered into a lender contract amendment with Fannie Mae for multi-family commercial mortgage loans that Pillar sold to Fannie Mae prior to acquisition and that the Company sold to Fannie Mae subsequent to acquisition, whereby the Company bears a risk of loss of up to one-third of the incurred losses resulting from borrower defaults. The breach of any representation or warranty related to a loan sold to Fannie Mae could increase the Company's level of risk-sharing associated with the loan. The outstanding UPB of loans sold subject to the loss share guarantee was $3.3 billion and $3.4 billion at June 30, 2018 and December 31, 2017, respectively. The maximum potential exposure to loss was $962 million at both June 30, 2018 and December 31, 2017. Using probability of default and severity of loss estimates, the Company's loss share liability was $12 million and $11 million at June 30, 2018 and December 31, 2017, respectively, and is recorded in Other liabilities on the Consolidated Balance Sheets.
Visa
The Company executes credit and debit transactions through Visa and MasterCard. The Company is a defendant, along with Visa and MasterCard (the “Card Associations”), as well as other banks, in one of several antitrust lawsuits challenging the practices of the Card Associations (the “Litigation”). The Company entered into judgment and loss sharing agreements with Visa and certain other banks in order to apportion financial responsibilities arising from any potential adverse judgment or negotiated settlements related to the Litigation. Additionally, in connection with Visa's restructuring in 2007, shares of Visa common stock were issued to its financial institution members and the Company received its proportionate number of shares of Visa Inc. common stock, which were subsequently converted to Class B shares of Visa Inc. upon completion of Visa’s IPO in 2008. A provision of the original Visa By-Laws, which was restated in Visa's certificate of incorporation, contains a general indemnification provision between a Visa member and Visa that explicitly provides that each member's indemnification obligation is limited to losses arising from its own conduct and the specifically defined Litigation. While the district court approved a class action settlement of the Litigation in 2012 that settled the claims of both a damages class and an injunctive relief class, the U.S. Court of Appeals for the Second Circuit reversed the district court's approval of the settlement on June 30, 2016. The U.S. Supreme Court denied plaintiffs' petition for certiorari on March 27, 2017, and the case returned to the district court for further action. Since being remanded to the district court, plaintiffs have pursued two separate class actions—one class action seeking damages that names, among others, the Company as a defendant, and one class action seeking injunctive relief that does not name the Company as a defendant, but for which the Company could bear some responsibility under the judgment and loss sharing agreement described above. A tentative agreement to resolve the claims of the damages class has been reached and the parties are working on finalizing that agreement, which would require court approval.
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
In May 2009, the Company sold its 3.2 million Class B shares to the Visa Counterparty and entered into a derivative with the Visa Counterparty. Under the derivative, the Visa Counterparty is compensated by the Company for any decline in the conversion factor as a result of the outcome of the Litigation. Conversely, the Company is compensated by the Visa Counterparty for any increase in the conversion factor. The amount of payments made or received under the derivative is a function of the 3.2 million shares sold to the Visa Counterparty, the change in conversion rate, and Visa’s share price. The Visa Counterparty, as a result of its ownership of the Class B shares, is impacted by dilutive adjustments to the conversion factor of the Class B shares caused by the Litigation losses. Additionally, the Company will make periodic payments based on the notional of the derivative and a fixed rate until the date on which the Litigation is settled. The fair value of the derivative is estimated based on unobservable inputs consisting of management's estimate of the probability of certain litigation scenarios and the timing of the resolution of the Litigation due in large part to the aforementioned decision by the U.S. Court of Appeals for the Second Circuit. The fair value of the derivative liability was $16 million and $15 million at June 30, 2018 and December 31, 2017, respectively. The fair value of the derivative is estimated based on the Company's expectations regarding the resolution of the Litigation. The ultimate impact to the Company could be significantly different based on the Litigation outcome.

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
When the Company has more than one outstanding derivative transaction with a single counterparty, and there exists a legal right of offset with that counterparty, the Company considers its exposure to the counterparty to be the net fair value of its derivative positions with that counterparty. If the net fair value is positive, then the corresponding asset value also reflects cash collateral held. At June 30, 2018, the economic exposure of these net derivative asset positions was $400 million, reflecting $883 million of net derivative gains, adjusted for cash and other collateral of $483 million that the Company held in relation to these positions. At December 31, 2017, the economic exposure of net derivative asset positions was $541 million, reflecting $940 million of net derivative gains, adjusted for cash and other collateral held of $399 million.
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
For purposes of estimating the Company’s own credit risk on derivative liability positions, the DVA, the Company uses probabilities of default from observable, sector/rating based CDS data. The net fair value of the Company's derivative contracts were adjusted by an immaterial amount for estimates of counterparty credit risk and its own credit risk at both June 30, 2018 and December 31, 2017. For additional information on the Company's fair value measurements, see Note 16, "Fair Value Election and Measurement."
Currently, the majority of the Company’s derivatives contain contingencies that relate to the creditworthiness of the Bank. These contingencies, which are contained in industry standard master netting agreements, may be considered events of default. Should the Bank be in default under any of these provisions, the Bank’s counterparties would be permitted to close

Notes to Consolidated Financial Statements (Unaudited), continued

out transactions with the Bank on a net basis, at amounts that would approximate the fair values of the derivatives, resulting in a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. Additionally, certain of the Company’s derivative liability positions, totaling $934 million and $1.1 billion in fair value at June 30, 2018 and December 31, 2017, respectively, contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an ATE that permits the counterparties to close-out net and apply collateral or, where a CSA is present, require the Bank to post additional collateral.
At June 30, 2018, the Bank held senior long-term debt credit ratings of Baal/A-/A- from Moody’s, S&P, and Fitch, respectively. At June 30, 2018, ATEs have been triggered for less than $1 million in fair value liabilities. The maximum additional liability that could be triggered from ATEs was approximately $18 million at June 30, 2018. At June 30, 2018, $921 million in fair value of derivative liabilities were subject to CSAs, against which the Bank has posted $811 million in collateral, primarily in the form of cash. If requested by the counterparty pursuant to the terms of the CSA, the Bank would be required to post additional collateral of approximately $2 million against these contracts if the Bank were downgraded to Baa2/BBB+. Further downgrades to Baa3/BBB and Ba1/BBB- would require the Bank to post an additional $3 million and $7 million of collateral, respectively. Any further downgrades below Ba2/BB+ do not contain predetermined collateral posting levels.
Notional and Fair Value of Derivative Positions
The following table presents the Company’s derivative positions at June 30, 2018 and December 31, 2017. The notional amounts in the table are presented on a gross basis at June 30, 2018 and December 31, 2017. Gross positive and gross negative fair value amounts associated with respective notional amounts are presented without consideration of any netting agreements, including collateral arrangements. Net fair value derivative amounts are adjusted on an aggregate basis, where applicable, to take into consideration the effects of legally enforceable master netting agreements, including any cash collateral received or paid, and are recognized in Trading assets and derivative instruments or Trading liabilities and derivative instruments on the Consolidated Balance Sheets. For contracts constituting a combination of options that contain a written option and a purchased option (such as a collar), the notional amount of each option is presented separately, with the purchased notional amount generally being presented as a derivative asset and the written notional amount being presented as a derivative liability. For other contracts that contain a combination of options, the fair value is generally presented as a single value with the purchased notional amount if the combined fair value is positive, and with the written notional amount if the combined fair value is negative.

Notes to Consolidated Financial Statements (Unaudited), continued

	June 30, 2018			December 31, 2017
		Fair Value			Fair Value
(Dollars in millions)	Notional Amounts	Asset Derivatives	Liability Derivatives	Notional Amounts	Asset Derivatives	Liability Derivatives
Derivative instruments designated in hedging relationships
Cash flow hedges: [1]
Interest rate contracts hedging floating rate LHFI	$12,600	$1	$—	$14,200	$2	$252
Subtotal	12,600	1	—	14,200	2	252
Fair value hedges: [2]
Interest rate contracts hedging fixed rate debt	7,455	—	—	5,920	1	58
Interest rate contracts hedging brokered time deposits	60	—	—	60	—	—
Subtotal	7,515	—	—	5,980	1	58

Derivative instruments not designated as hedging instruments [3]
Interest rate contracts hedging:
Residential MSRs [4]	22,360	26	8	42,021	119	119
LHFS, IRLCs [5]	7,758	10	21	7,590	9	6
LHFI	183	—	—	175	2	2
Trading activity [6]	127,816	664	875	126,366	1,066	946
Foreign exchange rate contracts hedging loans and trading activity	8,501	117	94	7,058	110	102
Credit contracts hedging:
LHFI	610	—	11	515	—	11
Trading activity [7]	3,175	15	13	3,454	15	12
Equity contracts hedging trading activity [6]	36,474	2,102	2,346	38,907	2,499	2,857
Other contracts:
IRLCs and other [8]	2,134	19	17	2,017	18	16
Commodity derivatives	1,555	116	114	1,422	63	61
Subtotal	210,566	3,069	3,499	229,525	3,901	4,132

Total derivative instruments	$230,681	$3,070	$3,499	$249,705	$3,904	$4,442

Total gross derivative instruments (before netting)		$3,070	$3,499		$3,904	$4,442
Less: Legally enforceable master netting agreements		(2,036)	(2,036)		(2,731)	(2,731)
Less: Cash collateral received/paid		(467)	(833)		(371)	(1,303)
Total derivative instruments (after netting)		$567	$630		$802	$408

[1]	See “Cash Flow Hedging” in this Note for further discussion.

[2]	See “Fair Value Hedging” in this Note for further discussion.

[3]	See “Economic Hedging Instruments and Trading Activities” in this Note for further discussion.

[4]
Notional amounts include $4.5 billion and $16.6 billion related to interest rate futures at June 30, 2018 and December 31, 2017, respectively. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.

[5]
Notional amounts include $305 million and $190 million related to interest rate futures at June 30, 2018 and December 31, 2017, respectively. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.

[6]
Notional amounts include $6.4 billion and $9.8 billion related to interest rate futures at June 30, 2018 and December 31, 2017, and $406 million and $1.2 billion related to equity futures at June 30, 2018 and December 31, 2017, respectively. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table. Notional amounts also include amounts related to interest rate swaps hedging fixed rate debt.

[7]
Notional amounts include $6 million and $4 million from purchased credit risk participation agreements at June 30, 2018 and December 31, 2017, and $28 million and $11 million from written credit risk participation agreements at June 30, 2018 and December 31, 2017, respectively. These notional amounts are calculated as the notional of the derivative participated adjusted by the relevant RWA conversion factor.

[8]
Notional amounts include $49 million at both June 30, 2018 and December 31, 2017, based on the 3.2 million of Visa Class B shares, the conversion ratio from Class B shares to Class A shares, and the Class A share price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Class B shares in the second quarter of 2009. See Note 14, “Guarantees” for additional information.

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

The following tables present total gross derivative instrument assets and liabilities at June 30, 2018 and December 31, 2017, which are adjusted to reflect the effects of legally enforceable master netting agreements and cash collateral received or paid when calculating the net amount reported in the Consolidated Balance Sheets. Also included in the tables are financial instrument collateral related to legally enforceable master netting agreements that represents securities collateral received or pledged and customer cash collateral held at third party custodians. These amounts are not offset on the Consolidated Balance Sheets but are shown as a reduction to total derivative instrument assets and liabilities to derive net derivative assets and liabilities. These amounts are limited to the derivative asset/liability balance, and accordingly, do not include excess collateral received/pledged.

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
June 30, 2018
Derivative instrument assets:
Derivatives subject to master netting arrangement or similar arrangement	$2,801	$2,386	$415		$16	$399
Derivatives not subject to master netting arrangement or similar arrangement	20	—	20		—	20
Exchange traded derivatives	249	117	132		—	132
Total derivative instrument assets	$3,070	$2,503	$567	[1]	$16	$551

Derivative instrument liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$3,272	$2,752	$520		$38	$482
Derivatives not subject to master netting arrangement or similar arrangement	110	—	110		—	110
Exchange traded derivatives	117	117	—		—	—
Total derivative instrument liabilities	$3,499	$2,869	$630	[2]	$38	$592

December 31, 2017
Derivative instrument assets:
Derivatives subject to master netting arrangement or similar arrangement	$3,491	$2,923	$568		$28	$540
Derivatives not subject to master netting arrangement or similar arrangement	18	—	18		—	18
Exchange traded derivatives	395	179	216		—	216
Total derivative instrument assets	$3,904	$3,102	$802	[1]	$28	$774

Derivative instrument liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$4,128	$3,855	$273		$27	$246
Derivatives not subject to master netting arrangement or similar arrangement	130	—	130		—	130
Exchange traded derivatives	184	179	5		—	5
Total derivative instrument liabilities	$4,442	$4,034	$408	[2]	$27	$381
1 At June 30, 2018, $567 million, net of $467 million offsetting cash collateral, is recognized in Trading assets and derivative instruments within the Company's Consolidated Balance Sheets. At December 31, 2017, $802 million, net of $371 million offsetting cash collateral, is recognized in Trading assets and derivative instruments within the Company's Consolidated Balance Sheets.
2 At June 30, 2018, $630 million, net of $833 million offsetting cash collateral, is recognized in Trading liabilities and derivative instruments within the Company's Consolidated Balance Sheets. At December 31, 2017, $408 million, net of $1.3 billion offsetting cash collateral, is recognized in Trading liabilities and derivative instruments within the Company's Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Unaudited), continued

Fair Value and Cash Flow Hedging Instruments
Fair Value Hedging
The Company enters into interest rate swap agreements as part of its risk management objectives for hedging exposure to changes in fair value due to changes in interest rates. These hedging arrangements convert certain fixed rate long-term debt and CDs to floating rates. Subsequent to the adoption of ASU 2017-12, changes in the fair value of the hedging instrument attributable to the hedged risk are recognized in the same income statement line as the earnings impact from the hedged item. There were no components of derivative gains or losses excluded in the Company’s assessment of hedge effectiveness related to the fair value hedges. For additional information on the Company's adoption of ASU 2017-12 and related policy updates, see Note 1, “Significant Accounting Policies.”

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

The Company enters into interest rate swaps designated as cash flow hedging instruments to hedge its exposure to benchmark interest rate risk associated with floating rate loans. For the three and six months ended June 30, 2018, the amount of pre-tax loss recognized in OCI on derivative instruments was $61 million and $225 million, respectively. For the three and six months ended June 30, 2017, the amount of pre-tax gain recognized in OCI on derivative instruments was $76 million and $51 million, respectively. At June 30, 2018, the maturities for hedges of floating rate loans ranged from less than one year to five years, with the weighted average being 3.2 years. At December 31, 2017, the maturities for hedges of floating rate loans ranged from less than one year to five years, with the weighted average being 3.6 years. These hedges have been highly effective in offsetting the designated risks. At June 30, 2018, $106 million of deferred net pre-tax losses on derivative instruments designated as cash flow hedges on floating rate loans recognized in AOCI are expected to be reclassified into net interest income during the next twelve months. The amount to be reclassified into income incorporates the impact from both active and terminated cash flow hedges, including the net interest income earned on the active hedges, assuming no changes in LIBOR. The Company may choose to terminate or de-designate a hedging relationship due to a change in the risk management objective for that specific hedge item, which may arise in conjunction with an overall balance sheet management strategy.

Notes to Consolidated Financial Statements (Unaudited), continued

Pursuant to the adoption of ASU 2017-12, the following table presents gains and losses on derivatives in fair value and cash flow hedging relationships by contract type and by income statement line item for the three and six months ended June 30, 2018. For the three and six months ended June 30, 2017 the amounts presented below were not conformed to the new hedge accounting guidance. The tables do not disclose the financial impact of the activities that these derivative instruments are intended to hedge.

	Net Interest Income					Noninterest Income
(Dollars in millions)	Interest and fees on LHFI		Interest on Long-term Debt		Interest on Deposits	Trading Income	Total
Three Months Ended June 30, 2018
Interest income/(expense), including the effects of fair value and cash flow hedges	$1,476		($83)		($159)	$53	$1,287

(Loss)/gain on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—		($1)		$—	$—	($1)
Recognized on derivatives	—		(26)		—	—	(26)
Recognized on hedged items	—		24	[1]	—	—	24
Net expense recognized on fair value hedges	$—		($3)		$—	$—	($3)

Loss on cash flow hedging relationships:
Interest rate contracts:
Amount of pre-tax loss reclassified from AOCI into income	($16)	[2]	$—		$—	$—	($16)
Net expense recognized on cash flow hedges	($16)		$—		$—	$—	($16)

Six Months Ended June 30, 2018
Interest income/(expense), including the effects of fair value and cash flow hedges	$2,874		($157)		($291)	$95	$2,521

Gain/(loss) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—		$1		$—	$—	$1
Recognized on derivatives	—		(98)		—	—	(98)
Recognized on hedged items	—		93	[1]	—	—	93
Net expense recognized on fair value hedges	$—		($4)		$—	$—	($4)

Loss on cash flow hedging relationships:
Interest rate contracts:
Amount of pre-tax loss reclassified from AOCI into income	($17)	[2]	$—		$—	$—	($17)
Net expense recognized on cash flow hedges	($17)		$—		$—	$—	($17)

Three Months Ended June 30, 2017
Interest income/(expense), including the effects of fair value and cash flow hedges	$1,338		($70)		($95)	$46	$1,219

Gain/(loss) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—		$4		$—	$—	$4
Recognized on derivatives	—		—		—	19	19
Recognized on hedged items	—		—		—	(19)	(19)
Net income recognized on fair value hedges	$—		$4		$—	$—	$4

Gain on cash flow hedging relationships:
Interest rate contracts:
Amount of pre-tax gain reclassified from AOCI into income	$27	[2]	$—		$—	$—	$27
Net income recognized on cash flow hedges	$27		$—		$—	$—	$27

Six Months Ended June 30, 2017
Interest income/(expense), including the effects of fair value and cash flow hedges	$2,628		($139)		($175)	$97	$2,411

Gain/(loss) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—		$9		$—	$—	$9
Recognized on derivatives	—		—		—	8	8
Recognized on hedged items	—		—		—	(7)	(7)
Net income recognized on fair value hedges	$—		$9		$—	$1	$10

Gain on cash flow hedging relationships:
Interest rate contracts:
Amount of pre-tax gain reclassified from AOCI into income	$68	[2]	$—		$—	$—	$68
Net income recognized on cash flow hedges	$68		$—		$—	$—	$68
1 Includes amortization from de-designated fair value hedging relationships.
2 These amounts include pre-tax gains/(losses) related to cash flow hedging relationships that have been terminated and were reclassified into earnings consistent with the pattern of net cash flows expected to be recognized.

Notes to Consolidated Financial Statements (Unaudited), continued

Pursuant to the adoption of ASU 2017-12, the following table presents the carrying amount of hedged liabilities on the Consolidated Balance Sheets in fair value hedging relationships and the associated cumulative basis adjustment related to the application of hedge accounting:

		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Liabilities
(Dollars in millions)	Carrying Amount of Hedged Liabilities	Hedged Items Currently Designated	Hedged Items No Longer Designated
June 30, 2018
Long-term debt	$6,233	($172)	($40)
Interest-bearing deposits:
Brokered time deposits	29	—	—

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

The impacts of derivative instruments used for economic hedging or trading purposes on the Consolidated Statements of Income are presented in the following table:

	Classification of (Loss)/Gain Recognized in Income on Derivatives	Amount of (Loss)/Gain Recognized in Income on Derivatives During the Three Months Ended June 30		Amount of (Loss)/Gain Recognized in Income on Derivatives During the Six Months Ended June 30
(Dollars in millions)		2018	2017	2018	2017
Derivative instruments not designated as hedging instruments:
Interest rate contracts hedging:
Residential MSRs	Mortgage servicing related income	($37)	$45	($157)	$25
LHFS, IRLCs	Mortgage production related income	1	(23)	48	(38)
LHFI	Other noninterest income	1	(1)	3	(1)
Trading activity	Trading income	21	12	30	23
Foreign exchange rate contracts hedging loans and trading activity	Trading income	42	(27)	40	(33)
Credit contracts hedging:
LHFI	Other noninterest income	(1)	(2)	(1)	(2)
Trading activity	Trading income	5	7	11	12
Equity contracts hedging trading activity	Trading income	1	(1)	2	(1)
Other contracts:
IRLCs and other	Mortgage production related income, Commercial real estate related income	26	59	20	104
Commodity derivatives	Trading income	—	—	—	1
Total		$59	$69	($4)	$90

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
At June 30, 2018, there were no purchased CDS contracts designated as trading instruments. At December 31, 2017, the gross notional amount of purchased CDS contracts designated as trading instruments was $5 million. The fair value of purchased CDS was immaterial at December 31, 2017.
The Company has also entered into TRS contracts on loans. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same amount on the matched TRS. To mitigate its credit risk, the Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral if the fair value of the underlying reference assets deteriorates. There were $1.6 billion and $1.7 billion of outstanding TRS notional balances at June 30, 2018 and December 31, 2017, respectively. The fair values of these TRS assets and liabilities at June 30, 2018 were $16 million and $13 million, respectively, and related cash collateral held at June 30, 2018 was $330 million. The fair values of the TRS assets and liabilities at December 31, 2017 were $15 million and $13 million, respectively, and related cash collateral held at December 31, 2017 was $368 million. For additional information on the Company's TRS contracts, see Note 10,

"Certain Transfers of Financial Assets and Variable Interest Entities," as well as Note 16, "Fair Value Election and Measurement."
The Company writes risk participations, which are credit derivatives, whereby the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on a derivative, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative. The Company manages its payment risk on its risk participations by monitoring the creditworthiness of the obligors, which are all corporations or partnerships, through the normal credit review process that the Company would have performed had it entered into a derivative directly with the obligors. To date, no material losses have been incurred related to the Company’s written risk participations. At June 30, 2018, the remaining terms on these risk participations generally ranged from less than one year to 20 years, with a weighted average term on the maximum estimated exposure of 11.3 years. At December 31, 2017, the remaining terms on these risk participations generally ranged from less than one year to nine years, with a weighted average term on the maximum estimated exposure of 5.5 years. The Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $165 million and $55 million at June 30, 2018 and December 31, 2017, respectively. The fair values of the written risk participations were immaterial at both June 30, 2018 and December 31, 2017.

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
Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The Company’s recurring fair value measurements are based on either a requirement to measure such assets and liabilities at fair value or on the Company’s election to measure certain financial assets and liabilities at fair value. Assets and liabilities that are required to be measured at fair value on a recurring basis include trading securities, securities AFS, and derivative financial instruments. Assets and liabilities that the Company has elected to measure at fair value on a recurring basis include its residential MSRs, trading loans, and certain LHFS, LHFI, brokered time deposits, and long-term debt issuances.
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

	June 30, 2018
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments [1]	Assets/Liabilities at Fair Value
Assets
Trading assets and derivative instruments:
U.S. Treasury securities	$203	$—	$—	$—	$203
Federal agency securities	—	502	—	—	502
U.S. states and political subdivisions	—	27	—	—	27
MBS - agency	—	759	—	—	759
Corporate and other debt securities	—	872	—	—	872
CP	—	114	—	—	114
Equity securities	57	—	—	—	57
Derivative instruments	249	2,802	19	(2,503)	567
Trading loans	—	1,949	—	—	1,949
Total trading assets and derivative instruments	509	7,025	19	(2,503)	5,050

Securities AFS:
U.S. Treasury securities	4,126	—	—	—	4,126
Federal agency securities	—	243	—	—	243
U.S. states and political subdivisions	—	615	—	—	615
MBS - agency residential	—	22,459	—	—	22,459
MBS - agency commercial	—	2,568	—	—	2,568
MBS - non-agency commercial	—	916	—	—	916
Corporate and other debt securities	—	15	—	—	15
Total securities AFS [2]	4,126	26,816	—	—	30,942

LHFS	—	2,005	—	—	2,005
LHFI	—	—	177	—	177
Residential MSRs	—	—	1,959	—	1,959
Other assets [2]	126	—	—	—	126

Liabilities
Trading liabilities and derivative instruments:
U.S. Treasury securities	779	—	—	—	779
MBS - agency	—	1	—	—	1
Corporate and other debt securities	—	534	—	—	534
Equity securities	14	—	—	—	14
Derivative instruments	117	3,366	16	(2,869)	630
Total trading liabilities and derivative instruments	910	3,901	16	(2,869)	1,958

Brokered time deposits	—	350	—	—	350
Long-term debt	—	220	—	—	220
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

Notes to Consolidated Financial Statements (Unaudited), continued

	December 31, 2017
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments [1]	Assets/Liabilities at Fair Value
Assets
Trading assets and derivative instruments:
U.S. Treasury securities	$157	$—	$—	$—	$157
Federal agency securities	—	395	—	—	395
U.S. states and political subdivisions	—	61	—	—	61
MBS - agency	—	700	—	—	700
Corporate and other debt securities	—	655	—	—	655
CP	—	118	—	—	118
Equity securities	56	—	—	—	56
Derivative instruments	395	3,493	16	(3,102)	802
Trading loans	—	2,149	—	—	2,149
Total trading assets and derivative instruments	608	7,571	16	(3,102)	5,093

Securities AFS:
U.S. Treasury securities	4,331	—	—	—	4,331
Federal agency securities	—	259	—	—	259
U.S. states and political subdivisions	—	617	—	—	617
MBS - agency residential	—	22,704	—	—	22,704
MBS - agency commercial	—	2,086	—	—	2,086
MBS - non-agency residential	—	—	59	—	59
MBS - non-agency commercial	—	866	—	—	866
ABS	—	—	8	—	8
Corporate and other debt securities	—	12	5	—	17
Total securities AFS [2]	4,331	26,544	72	—	30,947

LHFS	—	1,577	—	—	1,577
LHFI	—	—	196	—	196
Residential MSRs	—	—	1,710	—	1,710
Other assets [2]	56	—	—	—	56

Liabilities
Trading liabilities and derivative instruments:
U.S. Treasury securities	577	—	—	—	577
Corporate and other debt securities	—	289	—	—	289
Equity securities	9	—	—	—	9
Derivative instruments	183	4,243	16	(4,034)	408
Total trading liabilities and derivative instruments	769	4,532	16	(4,034)	1,283

Brokered time deposits	—	236	—	—	236
Long-term debt	—	530	—	—	530
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

(Dollars in millions)	Fair Value at June 30, 2018	Aggregate UPB at June 30, 2018	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$1,949	$1,931	$18
LHFS:
Accruing	2,005	1,945	60
LHFI:
Accruing	172	180	(8)
Nonaccrual	5	8	(3)
Liabilities:
Brokered time deposits	350	351	(1)
Long-term debt	220	214	6

(Dollars in millions)	Fair Value at December 31, 2017	Aggregate UPB at December 31, 2017	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,149	$2,111	$38
LHFS:
Accruing	1,576	1,533	43
Past due 90 days or more	1	1	—
LHFI:
Accruing	192	198	(6)
Nonaccrual	4	6	(2)
Liabilities:
Brokered time deposits	236	233	3
Long-term debt	530	517	13

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present the changes in fair value of financial instruments for which the FVO has been elected, as well as for residential MSRs. The tables do not reflect the change in fair value attributable to related economic hedges that the Company uses to mitigate market-related risks associated with the financial instruments. Generally, changes in the fair value of economic hedges are recognized in Trading income, Mortgage production related income, Mortgage servicing related income, Commercial real estate related income, or Other noninterest income as appropriate, and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below. The Company’s economic hedging activities are deployed at both the instrument and portfolio level.

	Fair Value Gain/(Loss) for the Three Months Ended June 30, 2018 for Items Measured at Fair Value Pursuant to Election of the FVO					Fair Value Gain/(Loss) for the Six Months Ended June 30, 2018 for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Other Noninterest Income	Total Changes in Fair Values Included in Earnings [2]	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Other Noninterest Income	Total Changes in Fair Values Included in Earnings [2]
Assets:
Trading loans	$5	$—	$—	$—	$5	$7	$—	$—	$—	$7
LHFS	—	5	—	—	5	—	(8)	—	—	(8)
LHFI	—	—	—	(1)	(1)	—	—	—	(3)	(3)
Residential MSRs	—	1	(30)	—	(29)	—	4	26	—	30
Liabilities:
Brokered time deposits	3	—	—	—	3	10	—	—	—	10
Long-term debt	2	—	—	—	2	5	—	—	—	5
1 Income related to LHFS does not include income from IRLCs. For the three and six months ended June 30, 2018, income related to residential MSRs includes income recognized upon the sale of loans reported at LOCOM.
2 Changes in fair value for the three and six months ended June 30, 2018 exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, LHFI, brokered time deposits, and long-term debt that have been elected to be measured at fair value are recognized in Interest income or Interest expense in the Consolidated Statements of Income.

	Fair Value Gain/(Loss) for the Three Months Ended June 30, 2017 for Items Measured at Fair Value Pursuant to Election of the FVO					Fair Value Gain/(Loss) for the Six Months Ended June 30, 2017 for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Other Noninterest Income	Total Changes in Fair Values Included in Earnings [2]	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Other Noninterest Income	Total Changes in Fair Values Included in Earnings [2]
Assets:
Trading loans	$6	$—	$—	$—	$6	$8	$—	$—	$—	$8
LHFS	—	11	—	—	11	—	23	—	—	23
LHFI	—	—	—	1	1	—	—	—	1	1
Residential MSRs	—	1	(101)	—	(100)	—	2	(125)	—	(123)
Liabilities:
Brokered time deposits	1	—	—	—	1	2	—	—	—	2
Long-term debt	5	—	—	—	5	11	—	—	—	11
1 Income related to LHFS does not include income from IRLCs. For the three and six months ended June 30, 2017, income related to residential MSRs includes income recognized upon the sale of loans reported at LOCOM.
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
MBS – Non-Agency
Non-agency residential MBS includes purchased interests in third party securitizations, as well as retained interests in Company-sponsored securitizations of 2006 and 2007 vintage residential mortgages (including both prime jumbo fixed rate collateral and floating rate collateral). At the time of purchase or origination, these securities had high investment grade ratings; however, they have experienced deterioration in credit quality leading to downgrades to non-investment grade levels. The

Company obtains pricing for these securities from an independent pricing service. The Company evaluates third party pricing to determine the reasonableness of the information relative to changes in market data, such as any recent trades, information received from market participants and analysts, and/or changes in the underlying collateral performance. At December 31, 2017, the Company classified non-agency residential MBS as level 3.
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
Asset-Backed Securities
ABS classified as securities AFS includes purchased interests in third party securitizations collateralized by home equity loans. At December 31, 2017, the Company classified ABS as level 3.
Corporate and Other Debt Securities
Corporate debt securities are comprised predominantly of senior and subordinate debt obligations of domestic corporations and are classified as level 2. Other debt securities classified as AFS include bonds that are redeemable with the issuer at par. At June 30, 2018 and December 31, 2017, the Company classified other debt securities as level 2 and level 3, respectively.
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
The Company's derivative instruments classified as level 3 include IRLCs that satisfy the criteria to be treated as derivative financial instruments. The fair value of IRLCs on LHFS, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on the Company’s historical data and reflect the Company’s best estimate of the likelihood that a commitment will result in a closed loan. As pull-through rates increase, the fair value of IRLCs also increases. Servicing value is included in the fair value of IRLCs, and the fair value of servicing is determined by projecting cash flows, which are then discounted to estimate an expected fair value. The fair value of servicing is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. Because these inputs are not transparent in market trades, IRLCs are considered to be level 3 assets. During the three and six months ended June 30, 2018, the Company transferred $23 million and $17 million, respectively, of net IRLC assets out of level 3 as the associated loans were closed. During the three and six months ended June 30, 2017, the Company transferred $70 million and $106 million, respectively, of net IRLC assets out of level 3, as the associated loans were closed.

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
The loans made in connection with the Company’s TRS business are short-term, senior demand loans supported by a pledge agreement granting first priority security interest to the Bank in all the assets held by the borrower, a VIE with assets comprised primarily of corporate loans. While these TRS-related loans do not trade in the market, the Company believes that the par amount of the loans approximates fair value and no unobservable assumptions are used by the Company to value these loans. At June 30, 2018 and December 31, 2017, the Company had $1.6 billion and $1.7 billion, respectively, of these short-term loans outstanding, measured at fair value.
The loans from the Company’s sales and trading business are commercial and corporate leveraged loans that are either traded in the market or for which similar loans trade. The Company elected to measure these loans at fair value since they are actively traded. For each of the three and six months ended June 30, 2018 and 2017, the Company recognized an immaterial amount of gains/(losses) in the Consolidated Statements of Income due to changes in fair value attributable to instrument-specific credit risk. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the Company does not believe that trading activity qualifies the loans as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded. At June 30, 2018 and December 31, 2017, $86 million and $48 million, respectively, of loans related to the Company’s trading business were held in inventory.
SBA loans are similar to SBA securities discussed herein under “Federal agency securities,” except for their legal form. In both cases, the Company trades instruments that are fully guaranteed by the U.S. government as to contractual principal and interest and there is sufficient observable trading activity upon which to base the estimate of fair value. As these SBA loans are fully guaranteed, the changes in fair value are attributable to factors other than instrument-specific credit risk. At June 30, 2018 and December 31, 2017, the Company held $285 million and $368 million of SBA loans in inventory, respectively.
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
For residential mortgages that the Company has elected to measure at fair value, the Company recognized an immaterial amount of gains/(losses) in the Consolidated Statements of Income due to changes in fair value attributable to borrower-specific credit risk for each of the three and six months ended June 30, 2018 and 2017. In addition to borrower-specific credit risk, there are other more significant variables that drive changes in the fair values of the loans, including interest rates and general market conditions.

Notes to Consolidated Financial Statements (Unaudited), continued

Commercial Mortgage LHFS
The Company values certain commercial mortgage LHFS at fair value based upon observable current market prices for similar loans. These loans are generally transferred to agencies within 90 days of origination. The Company had commitments from agencies to purchase these loans at June 30, 2018 and December 31, 2017; therefore, they are classified as level 2. Origination fees are recognized within Commercial real estate related income in the Consolidated Statements of Income when earned at the time of closing. To mitigate the effect of interest rate risk inherent in entering into IRLCs with borrowers, the Company enters into forward contracts with investors at the same time that it enters into IRLCs with borrowers. The mark-to-market adjustments related to commercial mortgage LHFS, IRLCs, and forward contracts are recognized in Commercial real estate related income. For commercial mortgages that the Company has elected to measure at fair value, the Company recognized no gains/(losses) in the Consolidated Statements of Income due to changes in fair value attributable to borrower-specific credit risk for both of the three and six months ended June 30, 2018, and recognized an immaterial amount of gains/(losses) for both the three and six months ended June 30, 2017.
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
Other Assets
The Company estimates the fair value of its mutual fund investments and other equity securities with readily determinable fair values based on quoted prices observed in active markets; therefore, these investments are classified as level 1. During the second quarter of 2018, the Company reclassified $22 million of nonmarketable equity securities to marketable equity securities due to newly available, readily determinable fair value information observed in active markets.
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
The Company has classified CDs measured at fair value as level 2 instruments due to the Company's ability to reasonably measure all significant inputs based on observable market variables. The Company employs a discounted cash flow approach based on observable market interest rates for the term of the CD and an estimate of the Bank's credit risk. For any embedded derivative features, the Company uses the same valuation methodologies as if the derivative were a standalone derivative, as discussed in the "Derivative Instruments" section above.
Long-Term Debt
The Company has elected to measure at fair value certain fixed rate issuances of public debt that are valued by obtaining price indications from a third party pricing service and utilizing broker quotes to corroborate the reasonableness of those marks. Additionally, information from market data of recent observable trades and indications from buy side investors, if available, are taken into consideration as additional support for the value. Due to the availability of this information, the Company classifies these debt issuances as level 2. The Company utilizes derivative instruments to convert interest rates on its fixed rate debt to floating rates. The Company elected to measure certain fixed rate debt issuances at fair value to align the accounting for the

Notes to Consolidated Financial Statements (Unaudited), continued

debt with the accounting for offsetting derivative positions, without having to apply complex hedge accounting.
The Company has elected to measure certain debt issuances that contain embedded derivatives at fair value. This fair value election better aligns the economics of the debt with the Company’s risk management strategies. The Company evaluated, on an instrument by instrument basis, whether a new issuance would be measured at fair value. The Company has classified these instruments measured at fair value as level 2 instruments due to the Company's ability to reasonably measure all significant inputs based on observable market variables. The Company employs a discounted cash flow approach based on observable market interest rates for the term of the debt and an estimate of the Parent Company's credit risk. For any embedded derivative features, the Company uses the same valuation methodologies that would be used if the derivative were a standalone derivative, as discussed in the "Derivative Instruments" section above.

The valuation technique and range, including weighted average, of the unobservable inputs associated with the Company's level 3 assets and liabilities are as follows:

	Level 3 Significant Unobservable Input Assumptions
(Dollars in millions)	Fair value June 30, 2018	Valuation Technique	Unobservable Input	Range (weighted average)
Assets
Trading assets and derivative instruments:
Derivative instruments, net [1]	$3	Internal model	Pull through rate	41-100% (80%)
			MSR value	33-190 bps (105 bps)
LHFI	172	Monte Carlo/Discounted cash flow	Option adjusted spread	62-784 bps (176 bps)
			Conditional prepayment rate	7-28 CPR (13 CPR)
			Conditional default rate	0-2 CDR (0.7 CDR)
	5	Collateral based pricing	Appraised value	NM [2]
Residential MSRs	1,959	Monte Carlo/Discounted cash flow	Conditional prepayment rate	6-30 CPR (13 CPR)
			Option adjusted spread	0-117% (3%)
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
3 Not meaningful.

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (other than servicing rights which are disclosed in Note 8, “Goodwill and Other Intangible Assets”). Transfers into and out of the fair value hierarchy levels are assumed to occur at the end of the period in which the transfer occurred. None of the transfers into or out of level 3 have been the result of using alternative valuation approaches to estimate fair values. There were no transfers between level 1 and 2 during the three and six months ended June 30, 2018 and 2017.

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning Balance April 1, 2018	Included in Earnings		OCI	Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items	Transfers into Level 3	Transfers out of Level 3	Fair Value June 30, 2018	Included in Earnings (held at June 30, 2018 1)
Assets
Trading assets:
Derivative instruments, net	$1	$24	[2]	$—	$—	$—	$1	($23)	$—	$—	$3	$17	[2]

LHFI	188	(1)	[3]	—	—	—	(10)	—	—	—	177	(1)	[3]

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning Balance January 1, 2018	Included in Earnings		OCI	Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items	Transfers into Level 3	Transfers out of Level 3	Fair Value June 30, 2018	Included in Earnings (held at June 30, 2018 1)
Assets
Trading assets:
Derivative instruments, net	$—	$18	[2]	$—	$—	$—	$2	($17)	$—	$—	$3	$16	[2]
Securities AFS:
MBS - non-agency residential	59	—		—	—	—	(2)	—	—	(57)	—	—
ABS	8	—		—	—	—	(1)	—	—	(7)	—	—
Corporate and other debt securities	5	—		—	—	—	—	—	—	(5)	—	—
Total securities AFS	72	—		—	—	—	(3)	—	—	(69)	—	—

LHFI	196	(3)	[3]	—	—	—	(17)	—	1	—	177	(4)	[3]
1 Change in unrealized gains/(losses) included in earnings during the period related to financial assets still held at June 30, 2018.
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

Notes to Consolidated Financial Statements (Unaudited), continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning Balance April 1, 2017	Included in Earnings		OCI		Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items	Transfers into Level 3	Transfers out of Level 3	Fair Value June 30, 2017	Included in Earnings (held at June 30, 2017 1)
Assets
Trading assets:
Derivative instruments, net	$17	$57	[2]	$—		$—	$—	$—	($70)	$—	$—	$4	$18	[2]
Securities AFS:
U.S. states and political subdivisions	4	—		—		—	—	(4)	—	—	—	—	—
MBS - non-agency residential	71	—		1	[3]	—	—	(5)	—	—	—	67	—
ABS	9	—		—		—	—	—	—	—	—	9	—
Corporate and other debt securities	5	—		—		—	—	—	—	—	—	5	—
Total securities AFS	89	—		1	[3]	—	—	(9)	—	—	—	81	—

Residential LHFS	6	—		—		—	(6)	—	—	4	(2)	2	—
LHFI	221	1	[4]	—		—	—	(9)	1	—	—	214	1	[4]

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning Balance January 1, 2017	Included in Earnings		OCI	Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items	Transfers into Level 3	Transfers out of Level 3	Fair Value June 30, 2017	Included in Earnings (held at June 30, 2017 1)
Assets
Trading assets:
Derivative instruments, net	$6	$105	[2]	$—	$—	$—	($1)	($106)	$—	$—	$4	$16	[2]
Securities AFS:
U.S. states and political subdivisions	4	—		—	—	—	(4)	—	—	—	—	—
MBS - non-agency residential	74	—		—	—	—	(7)	—	—	—	67	—
ABS	10	—		—	—	—	(1)	—	—	—	9	—
Corporate and other debt securities	5	—		—	—	—	—	—	—	—	5	—
Total securities AFS	93	—		—	—	—	(12)	—	—	—	81	—

Residential LHFS	12	—		—	—	(20)	—	(2)	14	(2)	2	—
LHFI	222	1	[4]	—	—	—	(15)	2	4	—	214	1	[4]
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

Notes to Consolidated Financial Statements (Unaudited), continued

Non-recurring Fair Value Measurements
The following tables present gains and losses recognized on assets still held at period end, and measured at fair value on a non-recurring basis, for the three and six months ended June 30, 2018 and the year ended December 31, 2017. Adjustments to fair value generally result from the application of LOCOM, or the measurement alternative, or through write-downs of individual assets. The tables do not reflect changes in fair value attributable to economic hedges the Company may have used to mitigate interest rate risk associated with LHFS.

		Fair Value Measurements			Losses for the Three Months Ended June 30, 2018	(Losses)/Gains for the Six Months Ended June 30, 2018
(Dollars in millions)	June 30, 2018	Level 1	Level 2	Level 3
LHFS	$85	$—	$85	$—	$—	$—
LHFI	49	—	—	49	—	—
OREO	20	—	1	19	(2)	(3)
Other assets	46	—	31	15	(1)	14

		Fair Value Measurements			Losses for the Year Ended December 31, 2017
(Dollars in millions)	December 31, 2017	Level 1	Level 2	Level 3
LHFS	$13	$—	$13	$—	$—
LHFI	49	—	—	49	—
OREO	24	—	1	23	(4)
Other assets	53	—	4	49	(43)

Discussed below are the valuation techniques and inputs used in estimating fair values for assets measured at fair value on a non-recurring basis and classified as level 2 and/or 3.
Loans Held for Sale
At June 30, 2018 and December 31, 2017, LHFS classified as level 2 consisted of commercial loans that were valued using market prices and measured at LOCOM. There were no gains/(losses) recognized in earnings during the three and six months ended June 30, 2018 or during the year ended December 31, 2017 as the charge-offs related to these loans are a component of the ALLL.

Loans Held for Investment
At June 30, 2018 and December 31, 2017, LHFI classified as level 3 consisted primarily of consumer loans discharged in Chapter 7 bankruptcy that had not been reaffirmed by the borrower, as well as nonperforming CRE loans for which specific reserves had been recognized. Cash proceeds from the sale of the underlying collateral is the expected source of repayment for a majority of these loans. Accordingly, the fair value of these loans is derived from the estimated fair value of the underlying collateral, incorporating market data if available. Due to the lack of market data for similar assets, all of these loans are classified as level 3. There were no gains/(losses) recognized during the three and six months ended June 30, 2018 or during the year ended December 31, 2017, as the charge-offs related to these loans are a component of the ALLL.

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
Pursuant to the adoption of ASU 2016-01 on January 1, 2018, the Company elected the measurement alternative for measuring certain equity securities without readily determinable fair values, which are adjusted based on any observable price changes in orderly transactions. These equity securities are classified as level 2 based on the valuation methodology and associated inputs. During the six months ended June 30, 2018, the Company recognized a remeasurement gain of $23 million on these equity securities. No remeasurement gains/(losses) were recognized during the three months ended June 30, 2018.
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
Other repossessed assets comprises repossessed personal property that is measured at fair value less cost to sell. These assets are classified as level 3 as their fair value is determined based on a variety of subjective, unobservable factors. There were no losses recognized in earnings by the Company on other repossessed assets during the three and six months ended June 30, 2018 or during the year ended December 31, 2017, as the

Notes to Consolidated Financial Statements (Unaudited), continued

impairment charges on repossessed personal property were a component of the ALLL.
The Company monitors the fair value of assets under operating leases where the Company is the lessor and recognizes impairment on the leased asset to the extent the carrying value is not recoverable and is greater than its fair value. Fair value is determined using collateral specific pricing digests, external appraisals, broker opinions, recent sales data from industry equipment dealers, and the discounted cash flows derived from the underlying lease agreement. As market data for similar assets and lease arrangements is available and used in the valuation, these assets are considered level 2. No impairment charges were recognized during the three and six months ended June 30, 2018 attributable to changes in the fair value of various personal property under operating leases. During the year ended December 31, 2017, the Company recognized an immaterial amount of impairment charges attributable to changes in the fair value of various personal property under operating leases.
Branch properties are classified as level 3, as their fair value is based on property-specific appraisals and broker opinions. The

Company recognized an immaterial amount of impairment on branch properties during the three and six months ended June 30, 2018. During the year ended December 31, 2017, the Company recognized impairment charges of $10 million on branch properties.
Land held for sale is recorded at the lesser of carrying value or fair value less cost to sell, and is considered level 3 as its fair value is determined based on property-specific appraisals and broker opinions. The Company recognized no impairment charges on land held for sale during the three and six months ended June 30, 2018. During the year ended December 31, 2017, the Company recognized an immaterial amount of impairment charges on land held for sale.
Software consisted primarily of external software licenses and internally developed software that were impaired and for which fair value was determined using a level 3 measurement. This resulted in impairment charges of $8 million during the six months ended June 30, 2018, and $28 million during the year ended December 31, 2017. No impairment charges were recognized during the three months ended June 30, 2018.

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments are as follows:

		June 30, 2018		Fair Value Measurements
(Dollars in millions)	Measurement Category	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	Amortized cost	$7,248	$7,248	$7,248	$—	$—
Trading assets and derivative instruments	Fair value	5,050	5,050	509	4,522	19
Securities AFS	Fair value	30,942	30,942	4,126	26,816	—
LHFS	Amortized cost	278	280	—	231	49
	Fair value	2,005	2,005	—	2,005	—
LHFI, net	Amortized cost	143,108	142,267	—	—	142,267
	Fair value	177	177	—	—	177
Other [1]	Amortized cost	493	493	—	—	493
	Fair value	126	126	126	—	—
Financial liabilities:
Time deposits	Amortized cost	14,292	14,032	—	14,032	—
Short-term borrowings	Amortized cost	5,288	5,288	—	5,288	—
Long-term debt	Amortized cost	11,775	11,829	—	10,227	1,602
	Fair value	220	220	—	220	—
Trading liabilities and derivative instruments	Fair value	1,958	1,958	910	1,032	16
1 Other financial assets recorded at amortized cost consist of FHLB of Atlanta stock and Federal Reserve Bank of Atlanta stock. Other financial assets recorded at fair value consist of mutual fund investments and other equity securities with readily determinable fair values.

Notes to Consolidated Financial Statements (Unaudited), continued

		December 31, 2017		Fair Value Measurements
(Dollars in millions)	Measurement Category	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	Amortized cost	$6,912	$6,912	$6,912	$—	$—
Trading assets and derivative instruments	Fair value	5,093	5,093	608	4,469	16
Securities AFS	Fair value	30,947	30,947	4,331	26,544	72
LHFS	Amortized cost	713	716	—	662	54
	Fair value	1,577	1,577	—	1,577	—
LHFI, net	Amortized cost	141,250	141,379	—	—	141,379
	Fair value	196	196	—	—	196
Other [1]	Amortized cost	418	418	—	—	418
	Fair value	56	56	56	—	—
Financial liabilities:
Time deposits	Amortized cost	12,076	11,906	—	11,906	—
Short-term borrowings	Amortized cost	4,781	4,781	—	4,781	—
Long-term debt	Amortized cost	9,255	9,362	—	8,304	1,058
	Fair value	530	530	—	530	—
Trading liabilities and derivative instruments	Fair value	1,283	1,283	769	498	16
1 Other financial assets recorded at amortized cost consist of FHLB of Atlanta stock and Federal Reserve Bank of Atlanta stock. Other financial assets recorded at fair value consist of mutual fund investments and other equity securities with readily determinable fair values.

Unfunded loan commitments and letters of credit are not included in the table above. At June 30, 2018 and December 31, 2017, the Company had $69.0 billion and $66.4 billion, respectively, of unfunded commercial loan commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related unfunded commitments reserve, which was a combined $75 million and $84 million at June 30, 2018 and December 31, 2017, respectively. No active trading market exists for these instruments, and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of consumer unfunded lending commitments which can generally be canceled by providing notice to the borrower.

NOTE 17 – CONTINGENCIES
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries are parties to numerous civil claims and lawsuits and subject to regulatory examinations, investigations, and requests for information. Some of these matters involve claims for substantial amounts. The Company’s experience has shown that the damages alleged by plaintiffs or claimants are often overstated, based on unsubstantiated legal theories, unsupported by facts, and/or bear no relation to the ultimate award that a court might grant. Additionally, the outcome of litigation and regulatory matters and the timing of ultimate resolution are inherently difficult to predict. These factors make it difficult for the Company to provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. However, on a case-by-case basis, reserves are established for those legal claims in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company's financial statements at June 30, 2018 reflect the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved.
For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of related reserves, if any. Management currently estimates these losses to range from $0 to approximately $160 million. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information available at June 30, 2018. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure. Based on current knowledge, it is the opinion of management that liabilities arising from legal claims in excess of the amounts currently reserved, if any, will not have a material impact on the Company’s financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s financial condition, results of operations, or cash flows for any given reporting period.

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
This case was originally filed in the U.S. District Court for the Southern District of Florida but was transferred to the U.S. District Court for the Northern District of Georgia, Atlanta Division (the “District Court”), in November 2008. Since the filing of the case, various amended pleadings, motions, and appeals were made by the parties that ultimately resulted in the District Court granting a motion for summary judgment for certain non-fiduciary defendants and granting certain of the plaintiffs' motion for class certification. The class is defined as "All persons, other than Defendants and members of their immediate families, who were participants in or beneficiaries of the SunTrust Banks, Inc. 401(k) Savings Plan (the "Plan") at any time between May 15, 2007 and March 30, 2011, inclusive (the "Class Period") and whose accounts included investments in SunTrust common stock ("SunTrust Stock") during that time period and who sustained a loss to their account as a result of the investment in SunTrust Stock." The parties agreed to a settlement wherein the Company would pay approximately $5 million to a settlement fund in addition to other non-monetary reliefs. On March 12, 2018, the District Court preliminarily approved the settlement. On June 28, 2018, the District Court issued an order and final judgment granting approval of the settlement and dismissing the action against the defendants with prejudice.
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
After various appeals, the cases were remanded to the District Court. On March 25, 2016, a consolidated amended complaint was filed, consolidating all of these pending actions into one case. The Company filed an answer to the consolidated amended complaint on June 6, 2016. Subsequent to the closing of fact discovery, plaintiffs filed their second amended consolidated complaint on December 19, 2017 which among other things named five new defendants. On January 2, 2018, defendants filed their answer to the second amended consolidated complaint. Defendants' motion for partial summary judgment was filed on January 12, 2018, and on January 16, 2018 the plaintiffs filed for motion for class certification. Defendants' motion for partial summary judgment was granted by the District Court on May 2, 2018, which held that all claims prior to March 11, 2005 have been dismissed as well as dismissing three individual defendants from action. On June 27, 2018, the District Court granted the plaintiffs' motion for class certification.
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

Notes to Consolidated Financial Statements (Unaudited), continued

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

United States Attorney’s Office for the Southern District of New York Foreclosure Expense Investigation
In April 2013, STM began cooperating with the United States Attorney's Office for the Southern District of New York (the "Southern District") in a broad-based industry investigation regarding claims for foreclosure-related expenses charged by law firms in connection with the foreclosure of loans guaranteed or insured by Fannie Mae, Freddie Mac, or FHA. The investigation relates to a private litigant qui tam lawsuit. On March 27, 2018, the United States Attorney's Office filed notice with the Southern District that it did not intend to intervene in the matter as to STM, and, on the same date, the qui tam matter was unsealed. On April 3, 2018, the private litigant filed an amended complaint alleging violations of the False Claims Act by various servicers, including STM. On June 25, 2018, the Southern District entered an order dismissing the amended complaint with prejudice as to STM.
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

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 18 - BUSINESS SEGMENT REPORTING
The Company operates and measures business activity across two segments: Consumer and Wholesale, with functional activities included in Corporate Other. The Company's business segment structure is based on the manner in which financial information is evaluated by management as well as the products and services provided or the type of client served. In the second quarter of 2018, certain business banking clients within Commercial Banking were transferred from the Wholesale segment to the Consumer segment to create greater consistency in delivering tailored solutions to business banking clients through the alignment of client coverage and client service in branches. Prior period business segment results were revised to conform with this updated business segment structure. Additionally, the transfer resulted in a reallocation of goodwill from Wholesale to Consumer, as disclosed in Note 8, "Goodwill and Other Intangible Assets."
The following is a description of the segments and their primary businesses at June 30, 2018.

The Consumer segment is made up of four primary businesses:

•
Consumer Banking provides services to individual consumers, small business, and business banking clients through an extensive network of traditional and in-store branches, ATMs, the internet (www.suntrust.com), mobile banking, and by telephone (1-800-SUNTRUST). Financial products and services offered to consumers and small business clients include deposits and payments, loans, and various fee-based services. Consumer Banking also serves as an entry point for clients and provides services for other businesses.

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

◦
The Company plans to merge its STM and Bank legal entities in the third quarter of 2018. The Company has received approval for the merger from the appropriate regulatory authorities. These entities are both part of the Company's Consumer segment, and the merged entity along with its financial results will remain within Consumer. Subsequent to the merger, mortgage operations will continue under the Bank’s name and charter. The Company does not expect any material financial impacts associated with the merger, other than a change in its valuation allowance as described in Note 12, “Income Taxes.”

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

•
Commercial Banking offers an array of traditional banking products, including lending, cash management and investment banking solutions via STRH to commercial clients (generally clients with revenues between $5 million and $250 million), not-for-profit organizations, and governmental entities, as well as auto dealer financing (floor plan inventory financing).

•
Commercial Real Estate provides a full range of financial solutions for commercial real estate developers, owners, and operators, including construction, mini-perm, and permanent real estate financing, as well as tailored financing and equity investment solutions via STRH. Commercial Real Estate also provides multi-family agency lending and servicing, as well as loan administration, advisory, and commercial mortgage brokerage services via its Agency Lending and Investor Services Group. The Institutional Property Group business targets relationships with REITs,

Notes to Consolidated Financial Statements (Unaudited), continued

pension fund advisors, private funds, homebuilders, and insurance companies and the Regional business focuses on private real estate owners and developers through a regional delivery structure. Commercial Real Estate also offers tailored financing and equity investment solutions for community development and affordable housing projects through STCC, with particular expertise in Low Income Housing Tax Credits and New Market Tax Credits.

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

Corporate Other includes management of the Company’s investment securities portfolio, long-term debt, end user derivative instruments, short-term liquidity and funding activities, balance sheet risk management, and most real estate assets. Corporate Other also includes the Company's functional activities such as marketing, SunTrust online, human resources, finance, ER, legal and compliance, communications, procurement, enterprise information services, corporate real estate, and executive management. Additionally, the results of PAC were reported previously in the Wholesale segment and were reclassified to Corporate Other for enhanced comparability of the Wholesale segment results excluding PAC. See Note 2, "Acquisitions/Dispositions," in the Company's 2017 Annual Report on Form 10-K for additional information related to the sale of PAC in December 2017.
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

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended June 30, 2018
(Dollars in millions)	Consumer	Wholesale	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average LHFI	$75,450	$68,615	$94	($3)	$144,156
Average consumer and commercial deposits	111,555	47,431	206	(235)	158,957
Average total assets	85,309	82,133	35,400	1,706	204,548
Average total liabilities	112,438	53,481	14,738	(204)	180,453
Average total equity	—	—	—	24,095	24,095
Statements of Income:
Net interest income	$1,058	$534	($42)	($62)	$1,488
FTE adjustment	—	22	1	(1)	22
Net interest income-FTE [1]	1,058	556	(41)	(63)	1,510
Provision for credit losses [2]	7	24	—	1	32
Net interest income after provision for credit losses-FTE	1,051	532	(41)	(64)	1,478
Total noninterest income	453	388	26	(38)	829
Total noninterest expense	995	424	(25)	(4)	1,390
Income before provision for income taxes-FTE	509	496	10	(98)	917
Provision for income taxes-FTE [3]	115	118	13	(53)	193
Net income including income attributable to noncontrolling interest	394	378	(3)	(45)	724
Net income attributable to noncontrolling interest	—	—	2	—	2
Net income	$394	$378	($5)	($45)	$722
1 Presented on a matched maturity funds transfer price basis for the segments.
2 Provision for credit losses represents net charge-offs by segment combined with an allocation to the segments for the provision attributable to quarterly changes in the ALLL and unfunded commitment reserve balances.
3 Includes regular provision for income taxes as well as FTE income and tax credit adjustment reversals.

	Three Months Ended June 30, 2017 [1,2]
(Dollars in millions)	Consumer	Wholesale	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average LHFI	$73,680	$69,365	$1,400	($5)	$144,440
Average consumer and commercial deposits	109,580	49,381	151	24	159,136
Average total assets	83,230	82,801	35,991	2,472	204,494
Average total liabilities	110,555	55,006	14,744	50	180,355
Average total equity	—	—	—	24,139	24,139
Statements of Income:
Net interest income	$975	$493	$9	($74)	$1,403
FTE adjustment	—	35	1	—	36
Net interest income-FTE [3]	975	528	10	(74)	1,439
Provision for credit losses [4]	84	6	1	(1)	90
Net interest income after provision for credit losses-FTE	891	522	9	(73)	1,349
Total noninterest income	473	378	17	(41)	827
Total noninterest expense	983	421	(11)	(5)	1,388
Income before provision for income taxes-FTE	381	479	37	(109)	788
Provision for income taxes-FTE [5]	137	178	14	(71)	258
Net income including income attributable to noncontrolling interest	244	301	23	(38)	530
Net income attributable to noncontrolling interest	—	—	2	—	2
Net income	$244	$301	$21	($38)	$528

[1]
During the second quarter of 2018, certain of the Company's business banking clients were transferred from the Wholesale business segment to the Consumer business segment. For all periods prior to the second quarter of 2018, the corresponding financial results have been transferred to the Consumer business segment for comparability purposes.

[2]
During the fourth quarter of 2017, the Company sold PAC, the results of which were previously reported within the Wholesale business segment. For all periods prior to January 1, 2018, PAC's financial results, including the gain on sale, have been transferred to Corporate Other for enhanced comparability of the Wholesale business segment excluding PAC.

[3]	Presented on a matched maturity funds transfer price basis for the segments.

[4]
Provision for credit losses represents net charge-offs by segment combined with an allocation to the segments for the provision attributable to quarterly changes in the ALLL and unfunded commitment reserve balances.

[5]	Includes regular provision for income taxes as well as FTE income and tax credit adjustment reversals.

Notes to Consolidated Financial Statements (Unaudited), continued

	Six Months Ended June 30, 2018
(Dollars in millions)	Consumer	Wholesale	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average LHFI	$75,564	$67,889	$92	($3)	$143,542
Average consumer and commercial deposits	110,432	48,638	202	(209)	159,063
Average total assets	85,210	81,514	35,538	2,079	204,341
Average total liabilities	111,309	54,568	14,306	(191)	179,992
Average total equity	—	—	—	24,349	24,349
Statements of Income:
Net interest income	$2,073	$1,046	($70)	($121)	$2,928
FTE adjustment	—	42	1	—	43
Net interest income-FTE [1]	2,073	1,088	(69)	(121)	2,971
Provision/(benefit) for credit losses [2]	65	(6)	—	1	60
Net interest income after provision/(benefit) for credit losses-FTE	2,008	1,094	(69)	(122)	2,911
Total noninterest income	904	751	40	(69)	1,626
Total noninterest expense	2,004	876	(62)	(11)	2,807
Income before provision for income taxes-FTE	908	969	33	(180)	1,730
Provision for income taxes-FTE [3]	202	229	24	(94)	361
Net income including income attributable to noncontrolling interest	706	740	9	(86)	1,369
Less: Net income attributable to noncontrolling interest	—	—	5	(1)	4
Net income	$706	$740	$4	($85)	$1,365
1 Presented on a matched maturity funds transfer price basis for the segments.
2 Provision/(benefit) for credit losses represents net charge-offs by segment combined with an allocation to the segments for the provision/(benefit) attributable to quarterly changes in the ALLL and unfunded commitment reserve balances.
3 Includes regular provision for income taxes as well as FTE income and tax credit adjustment reversals.

	Six Months Ended June 30, 2017 [1,2]
(Dollars in millions)	Consumer	Wholesale	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average LHFI	$73,247	$69,469	$1,344	($2)	$144,058
Average consumer and commercial deposits	108,818	50,070	131	(13)	159,006
Average total assets	82,991	82,883	35,709	2,791	204,374
Average total liabilities	109,792	55,700	14,962	14	180,468
Average total equity	—	—	—	23,906	23,906
Statements of Income:
Net interest income	$1,917	$971	$34	($153)	$2,769
FTE adjustment	—	69	1	—	70
Net interest income-FTE [3]	1,917	1,040	35	(153)	2,839
Provision for credit losses [4]	171	38	—	—	209
Net interest income after provision for credit losses-FTE	1,746	1,002	35	(153)	2,630
Total noninterest income	945	771	41	(83)	1,674
Total noninterest expense	2,010	867	(16)	(8)	2,853
Income before provision for income taxes-FTE	681	906	92	(228)	1,451
Provision for income taxes-FTE [5]	245	337	8	(139)	451
Net income including income attributable to noncontrolling interest	436	569	84	(89)	1,000
Less: Net income attributable to noncontrolling interest	—	—	5	—	5
Net income	$436	$569	$79	($89)	$995

[1]
During the second quarter of 2018, certain of the Company's business banking clients were transferred from the Wholesale business segment to the Consumer business segment. For all periods prior to the second quarter of 2018, the corresponding financial results have been transferred to the Consumer business segment for comparability purposes.

[2]
During the fourth quarter of 2017, the Company sold PAC, the results of which were previously reported within the Wholesale business segment. For all periods prior to January 1, 2018, PAC's financial results, including the gain on sale, have been transferred to Corporate Other for enhanced comparability of the Wholesale business segment excluding PAC.

[3]	Presented on a matched maturity funds transfer price basis for the segments.

[4]
Provision for credit losses represents net charge-offs by segment combined with an allocation to the segments for the provision attributable to quarterly changes in the ALLL and unfunded commitment reserve balances.

[5]	Includes regular provision for income taxes as well as FTE income and tax credit adjustment reversals.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 19 - ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in the components of AOCI, net of tax, are presented in the following table:

(Dollars in millions)	Securities AFS	Derivative Instruments	Brokered Time Deposits	Long-Term Debt	Employee Benefit Plans	Total
Three Months Ended June 30, 2018
Balance, beginning of period	($396)	($424)	$—	($3)	($699)	($1,522)
Net unrealized (losses)/gains arising during the period	(123)	(47)	(1)	1	(2)	(172)
Amounts reclassified to net income	—	12	—	—	3	15
Other comprehensive (loss)/income, net of tax	(123)	(35)	(1)	1	1	(157)
Balance, end of period	($519)	($459)	($1)	($2)	($698)	($1,679)

Three Months Ended June 30, 2017
Balance, beginning of period	($60)	($199)	($1)	($8)	($599)	($867)
Net unrealized gains arising during the period	56	48	—	1	—	105
Amounts reclassified to net income	(1)	(17)	—	—	3	(15)
Other comprehensive income, net of tax	55	31	—	1	3	90
Balance, end of period	($5)	($168)	($1)	($7)	($596)	($777)

Six Months Ended June 30, 2018
Balance, beginning of period	($1)	($244)	($1)	($4)	($570)	($820)
Cumulative effect adjustment related to ASU adoption [1]	30	(56)	—	(1)	(127)	(154)
Net unrealized (losses)/gains arising during the period	(547)	(172)	—	3	(7)	(723)
Amounts reclassified to net income	(1)	13	—	—	6	18
Other comprehensive (loss)/income, net of tax	(548)	(159)	—	3	(1)	(705)
Balance, end of period	($519)	($459)	($1)	($2)	($698)	($1,679)

Six Months Ended June 30, 2017
Balance, beginning of period	($62)	($157)	($1)	($7)	($594)	($821)
Net unrealized gains/(losses) arising during the period	58	32	—	—	(9)	81
Amounts reclassified to net income	(1)	(43)	—	—	7	(37)
Other comprehensive income/(loss), net of tax	57	(11)	—	—	(2)	44
Balance, end of period	($5)	($168)	($1)	($7)	($596)	($777)
1 Related to the Company's adoption of ASU 2018-02 on January 1, 2018. See Note 1, "Significant Accounting Policies," for additional information.

Notes to Consolidated Financial Statements (Unaudited), continued

Reclassifications from AOCI to Net income, and the related tax effects, are presented in the following table:

(Dollars in millions)	Three Months Ended June 30		Six Months Ended June 30		Impacted Line Item in the Consolidated Statements of Income
Details About AOCI Components	2018	2017	2018	2017
Securities AFS:
Net realized gains on securities AFS	$—	($1)	($1)	($1)	Net securities gains
Tax effect	—	—	—	—	Provision for income taxes
	—	(1)	(1)	(1)
Derivative Instruments:
Net realized losses/(gains) on cash flow hedges	16	(27)	17	(68)	Interest and fees on loans held for investment
Tax effect	(4)	10	(4)	25	Provision for income taxes
	12	(17)	13	(43)

Employee Benefit Plans:
Amortization of prior service credit	(2)	(1)	(3)	(3)	Employee benefits
Amortization of actuarial loss	6	6	11	12	Employee benefits
	4	5	8	9
Tax effect	(1)	(2)	(2)	(2)	Provision for income taxes
	3	3	6	7

Total reclassifications from AOCI to net income	$15	($15)	$18	($37)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Important Cautionary Statement About Forward-Looking Statements
This Quarterly Report contains forward-looking statements. Statements regarding: (i) future levels of net interest margin, tangible efficiency ratio, the net charge-offs to total average LHFI ratio, the ALLL to period-end LHFI ratio, hurricane-related losses, lending activity, dividends, and share repurchases; (ii) the pace of expansion in our net interest margin; (iii) our effective tax rate for the full year 2018; (iv) the timing of our tangible efficiency ratio goals; (v) continued migration towards higher cost deposit products; (vi) possible increases in deposit costs; (vii) our access to alternative funding sources; (viii) potential preferred stock issuances; (ix) plans to merge our STM and Bank legal entities; (x) growth opportunities in our Wholesale segment; (xi) future changes in the size and composition of the securities AFS portfolio; (xii) our flexibility to use our securities AFS portfolio to manage our interest rate risk profile; (xiii) the estimated impact of proposed regulatory capital rules and changes in banking laws and regulations; (xiv) the impact of a gradual shift in interest rates on our MVE; and (xv) future credit ratings and outlook, are forward-looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “target,” “forecast,” “future,” “strategy,” “goal,” “initiative,” “plan,” “opportunity,” “potentially,” “probably,” “project,” “outlook,” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Such statements are based upon the current beliefs and expectations of management and on information currently available to management. They speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.
Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Part I, Item 1A., “Risk Factors,” in our 2017 Annual Report on Form 10-K and in Part II, Item 1A., “Risk Factors,” in our Quarterly Report on Form 10-Q for the period ended March 31, 2018, and also include risks discussed in this Quarterly Report and in other periodic 2018 reports that we filed with the SEC. Such factors include: current and future legislation and regulation could require us to change our business practices, reduce revenue, impose additional costs, or otherwise adversely affect business operations or competitiveness; we are subject to stringent capital adequacy and liquidity requirements and our failure to meet these would adversely affect our financial condition; the monetary and fiscal policies of the federal government and its agencies could have a material adverse effect on our earnings; our financial results have been, and may continue to be, materially affected by general economic conditions, and a deterioration of economic conditions or of the financial markets may materially adversely affect our lending and other businesses and our financial results and condition; changes in market interest rates or capital markets could adversely affect our revenue and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity; interest rates on our outstanding financial instruments might be subject to change based on regulatory developments, which could adversely affect our revenue, expenses, and the value of those financial instruments; our earnings may be affected by volatility in mortgage production and servicing revenues, and by changes in carrying values of our servicing assets and mortgages held for sale due to changes in interest rates; disruptions in our ability to access global capital markets may adversely affect our capital resources and liquidity; we are subject to credit risk; we may have more credit risk and higher credit losses to the extent that our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral; we rely on the mortgage secondary market and GSEs for some of our liquidity; loss of customer deposits could increase our funding costs; any reduction in our credit rating could increase the cost of our funding from the capital markets; we are subject to litigation, and our expenses related to this litigation may adversely affect our results; we may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations; we are subject to certain risks related to originating and selling mortgages, and may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, or borrower fraud, and this could harm our liquidity, results of operations, and financial condition; we face risks as a servicer of loans; consumers and small businesses may decide not to use banks to complete their financial transactions, which could affect net income; we have businesses other than banking which subject us to a variety of risks; negative public opinion could damage our reputation and adversely impact business and revenues; we may face more intense scrutiny of our sales, training, and incentive compensation practices; we rely on other companies to provide key components of our business infrastructure; competition in the financial services industry is intense and we could lose business or suffer margin declines as a result; we continually encounter technological change and must effectively develop and implement new technology; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we depend on the expertise of key personnel, and if these individuals leave or change their roles without effective replacements, operations may suffer; we may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategies; our framework for managing risks may not be effective in mitigating risk and loss to us; our controls and procedures may not prevent or detect all errors or acts of fraud; we are at risk of increased losses from fraud; our operational and communications systems and infrastructure may fail or may be the subject of a breach or cyber-attack that, if successful, could adversely affect our business and disrupt business continuity; a disruption, breach, or failure in the operational systems and infrastructure of our third party vendors and other service providers, including as a result of cyber-attacks, could adversely affect our business; natural disasters and other catastrophic events could have a material adverse impact on our operations or our financial condition and results; the soundness of other financial institutions could adversely affect us; we depend on the accuracy and completeness of information about clients and counterparties; our accounting policies and processes are critical to how we report our financial condition and results of operation, and they require management to make estimates about matters that are uncertain; depressed market values for our stock and adverse economic conditions sustained over a period of time may require us to write down all or some portion of our goodwill; our stock price can be volatile; we might not pay dividends on our stock; our ability to receive dividends from our subsidiaries or other investments could affect our liquidity and ability to pay dividends; and certain banking laws and certain provisions of our articles of incorporation may have an anti-takeover effect.

INTRODUCTION
We are a leading provider of financial services, with our headquarters located in Atlanta, Georgia. Our principal subsidiary, SunTrust Bank, offers a full line of financial services for consumers, businesses, corporations, institutions, and not-for-profit entities, both through its branches (located primarily in Florida, Georgia, Virginia, North Carolina, Tennessee, Maryland, South Carolina, and the District of Columbia) and through other digital and national delivery channels. In addition to deposit, credit, and trust and investment services offered by the Bank, our other subsidiaries provide capital markets, mortgage banking, securities brokerage, investment banking, and wealth management services. We operate two business segments: Consumer and Wholesale, with functional activities included in Corporate Other. See Note 18, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q for a description of our business segments.
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
In this MD&A, consistent with SEC guidance in Industry Guide 3 that contemplates the calculation of tax exempt income on a tax equivalent basis, we present net interest income, net interest margin, total revenue, and efficiency ratios on an FTE basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments using a federal tax rate of 21% for all periods beginning on or after January 1, 2018 and 35% for all periods prior to January 1, 2018, as well as state income taxes, where applicable, to increase tax-exempt interest income to a taxable-equivalent basis. We believe this measure to be the preferred industry measurement of net interest income and that it enhances comparability of net interest income arising from taxable and tax-exempt sources. Additionally, we present other non-U.S. GAAP metrics to assist investors in understanding management’s view of particular financial measures, as well as to align presentation of these financial measures with peers in the industry who may also provide a similar presentation. Reconcilements for all non-U.S. GAAP measures are provided in Table 19.

EXECUTIVE OVERVIEW
Financial Performance
Our strategic consistency and improved execution drove solid revenue growth, improved efficiency, and increased capital returns to our shareholders in the second quarter of 2018. Aided by a favorable operating environment, we delivered diluted EPS growth of 45% relative to the second quarter of 2017, resulting from increased net interest income, strong asset quality, and the reduction in the U.S. federal corporate income tax rate. Total revenue for the second quarter of 2018 increased 4% sequentially and 3% year-over-year, largely as a result of higher net interest income and capital markets-related income.
Net interest income was $1.5 billion for the second quarter of 2018, an increase of 3% sequentially and 5% relative to the second quarter of 2017, driven by net interest margin expansion and growth in average earning assets. Noninterest income increased 4% sequentially and remained relatively stable compared to the second quarter of 2017. The sequential increase was due primarily to higher capital markets-related income, including strong investment banking performance, as well as higher client transaction-related fee income, offset partially by lower mortgage servicing related income, other noninterest income, and commercial real estate related income. Year-over-year, higher capital markets-related income and other noninterest income were offset, in large part, by lower client transaction-related fee income, mortgage-related income, and commercial real estate related income.
Our net interest margin increased four basis points sequentially and 14 basis points compared to the second quarter of 2017, driven primarily by higher average earning asset yields arising from higher benchmark interest rates, positive mix shift in the LHFI and securities AFS portfolios, and lower MBS premium amortization expense. Looking to the third quarter of 2018, we expect net interest margin to increase between zero and two basis points compared to the second quarter of 2018, largely as a result of the June 2018 Fed Funds rate increase. The pace of net interest margin expansion moving forward, when excluding the effect of mix shift, is likely to be lower than what we have experienced in the recent past due to rising interest rates and higher loan-to-deposit ratios, both of which will negatively impact funding costs. See additional discussion related to revenue, noninterest income, and net interest income and margin in the "Noninterest Income" and "Net Interest Income/Margin" sections of this MD&A. Also in this MD&A, see Table 11, "Net Interest Income Asset Sensitivity," for an analysis of potential changes in net interest income due to instantaneous moves in benchmark interest rates.
Noninterest expense decreased $27 million, or 2%, compared to the prior quarter and remained stable compared to the second quarter of 2017. The sequential decrease was driven largely by the seasonal decline in employee benefit costs, offset partially by higher outside processing and software expense as well as higher operating losses. Year-over-year, higher outside processing and software expense was offset largely by lower other noninterest expense and regulatory assessments. Though our expense base has and will vary from quarter to quarter, we remain focused on managing our expenses to generate efficiency and provide funding for investments in talent, technology, and improved product offerings. See additional discussion related to noninterest expense in the "Noninterest Expense" section of this MD&A.
Our provision for income taxes for the current quarter decreased $51 million, or 23%, compared to the second quarter of 2017, in response to reduced corporate income tax rates arising from the 2017 Tax Act. We currently expect our full year 2018 effective tax rate to be approximately 19% and, on an FTE basis, between 20% and 21%.
For the second quarter of 2018, our efficiency and tangible efficiency ratios were 59.4% and 58.7%, respectively, both of which represent solid improvements compared to the prior quarter ratios of 62.8% and 62.1%, and compared to the second quarter of 2017 ratios of 61.2% and 60.6%, respectively. These improvements reflect our ongoing expense management initiatives and solid revenue growth. We expect to achieve our full-year tangible efficiency ratio goal of below 60% sooner than originally anticipated; however, our focus is not centered on the precise timing of when we reach this goal, but on continuing to create capacity to invest in technology and talent to enable us to meet more client needs, which we believe will create the most long-term value for our clients and shareholders. See Table 19, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding, and a reconciliation of, our tangible efficiency ratio.
Overall asset quality metrics were strong during the second quarter of 2018, evidenced by our 0.20% annualized net charge-offs to total average LHFI ratio and 0.52% NPL to period-end LHFI ratio. In addition, our ALLL to period-end LHFI ratio (excluding loans measured at fair value) decreased five basis points sequentially as a result of our improved outlook for 2017 hurricane-related losses. These low levels reflect the relative strength across our LHFI portfolio, particularly in C&I and CRE. Although our net charge-offs to total average LHFI ratio has come in below expectations for the last several quarters, we still expect to operate within a net charge-off ratio of between 25 and 35 basis points for the remainder of 2018. Additionally, we expect the ALLL to period-end LHFI ratio to decline modestly if current asset quality conditions are sustained. See additional discussion of our credit and asset quality, in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A.
Average LHFI grew 1% sequentially and remained relatively stable compared to the second quarter of 2017. The sequential increase was driven largely by growth in C&I, CRE, and consumer direct loans. See additional loan discussions in the “Loans,” “Nonperforming Assets,” and "Net Interest Income/Margin" sections of this MD&A.
Average consumer and commercial deposits remained stable sequentially and year-over-year. Our clients continue to migrate from money market accounts to CDs, in part due to our targeted client offerings, and we expect this migration towards higher cost deposit products to continue as interest rates rise. Rates paid on our interest-bearing consumer and commercial deposits increased compared to the prior quarter and the second quarter of 2017 in response to rising benchmark interest rates as well as the move towards higher-cost deposits. We expect deposit costs to continue to trend upwards, with the trajectory influenced by the absolute level of interest rates, the pace of interest rate increases, and loan growth. We remain focused on maximizing the value proposition of deposits for our clients, outside of rate paid. See additional discussion regarding average deposits in the "Net Interest Income/Margin" and "Deposits" sections of this MD&A.
Capital and Liquidity
Our capital ratios continue to be well above regulatory requirements. The CET1 ratio decreased slightly to 9.72% at June 30, 2018, a two basis point decline compared to December 31, 2017, driven primarily by growth in risk weighted assets, offset partially by an increase in retained earnings. Our Tier 1 capital and Total capital ratios declined compared to December 31, 2017, due to the impact of our redemption of all outstanding shares of Series E Preferred Stock in the first quarter of 2018. Additionally, our book value and tangible book value per common share both decreased compared to December 31, 2017, driven primarily by a higher accumulated other comprehensive loss, offset partially by growth in retained earnings. See additional details related to our capital in Note 13, "Capital," to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K. Also see Table 19, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding, and a reconciliation of, tangible book value per common share.
During the second quarter of 2018, we repurchased $330 million of our outstanding common stock, which completed our authorized common equity repurchases as approved by the Board in conjunction with the 2017 capital plan. In June 2018, we announced capital plans in response to the Federal Reserve's review of and non-objection to our 2018 capital plan submitted in conjunction with the 2018 CCAR. Our 2018 capital plan includes increases in our share repurchase program and quarterly common stock dividend, while maintaining our level of preferred stock dividends. Specifically, the 2018 capital plan authorized the repurchase of up to $2.0 billion of our outstanding common stock to be completed between the third quarter of 2018 and the second quarter of 2019, as well as a 25% increase in our quarterly common stock dividend from $0.40 per share to $0.50 per share, beginning in the third quarter of 2018, subject to Board approval. Our capital plan contemplates a preferred stock issuance, the timing of which will depend upon asset growth and our views on the interest rate environment. See additional details related to our capital actions and share repurchases in the “Capital Resources” section of this MD&A and in Part II, Item 2 of this Form 10-Q.
Business Segments Highlights
Consumer
We continue to execute against our strategic priorities to improve balance sheet diversity and enhance returns. Our investments across consumer lending, together with our strategic partnerships, are driving solid growth and improved profitability. Some of this collective growth has been offset by declines in home equity loan balances and our intentional pullback from certain lower return portfolios.

Net interest income increased $97 million sequentially and $83 million compared to the second quarter of 2017, resulting from continued balance sheet growth and increased deposit spreads. The average balance of our LHFI portfolio increased 2% sequentially and 2% compared to the second quarter of 2017 due primarily to growth in direct consumer lending, largely offset by declines in home equity and consumer indirect loans. Noninterest income increased 2% sequentially and decreased 4% compared to the second quarter of 2017. The year-over-year decrease was due primarily to lower mortgage-related income, as a result of lower production volume and reduced gain on sale margins.
We continue to demonstrate positive underlying trends within PWM, as assets under management increased 1% sequentially and 7% compared to the second quarter of 2017. Our value proposition for our targeted client segments is resonating in the marketplace, continuing to drive growth in new clients and in deepening relationships with existing clients.
Our efficiency ratio was 65.9% for the second quarter of 2018, improving from 67.9% for the second quarter of 2017. Our branch count is down 5%, which is largely enabled by our increasing digital adoption rates. We are making strides in improving efficiency while still investing in technology and revenue growth opportunities.
As previously announced, we plan to merge our STM and Bank legal entities in the third quarter of 2018, and we have received approval for the merger from the appropriate regulatory authorities. These entities are both part of the Consumer segment, and the merged entity along with its financial results will remain within Consumer. Subsequent to the merger, mortgage operations will continue under the Bank’s name and charter. See Note 18, “Business Segment Reporting,” to the Consolidated Financial Statements in this Form 10-Q for additional information.

Wholesale
Our Wholesale segment continues to perform well due to strong market conditions and strategic momentum with our clients. On the lending side, we saw solid loan growth across CIB, commercial, and CRE. Within capital markets, we had another strong quarter with broad-based growth across most client offerings, including debt capital markets, merger and acquisition activity, equity, and derivatives, the latter of which reflects increased interest rate hedging amongst our clients.
Total revenue decreased $10 million sequentially and increased $38 million compared to second quarter of 2017. The sequential decrease was due to a decrease in net interest income, offset partially by an increase in noninterest income. The year-over-year increase was due primarily to increases in net interest income and noninterest income. Net interest income decreased $27 million sequentially and increased $28 million compared to the second quarter of 2017. The year-over-year increase was due primarily to loan growth, led by increases in CIB, commercial, and CRE loan categories. Noninterest income increased $17 million sequentially and $10 million compared to the second quarter of 2017 driven by the aforementioned growth in capital market activity.
Overall, while market conditions can create quarterly variability, we continue to be optimistic about growth opportunities within Wholesale, as our differentiated business model attracts clients from new and existing markets.

Additional information related to our business segments can be found in Note 18, "Business Segment Reporting," to the

Consolidated Financial Statements in this Form 10-Q, and further discussion of our business segment results for the six months ended June 30, 2018 and 2017 can be found in the "Business Segment Results" section of this MD&A.

Consolidated Daily Average Balances, Income/Expense, and Average Yields Earned/Rates Paid							Table 1
	Three Months Ended						(Decrease)/Increase
	June 30, 2018			June 30, 2017
(Dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
ASSETS
LHFI: [1]
C&I	$67,211	$633	3.78%	$69,122	$574	3.33%	($1,911)	0.45
CRE	5,729	58	4.06	5,157	44	3.38	572	0.68
Commercial construction	3,559	40	4.58	4,105	37	3.63	(546)	0.95
Residential mortgages - guaranteed	588	5	3.33	532	4	2.95	56	0.38
Residential mortgages - nonguaranteed	27,022	258	3.81	26,090	248	3.80	932	0.01
Residential home equity products	9,918	119	4.81	11,113	118	4.27	(1,195)	0.54
Residential construction	216	3	5.26	363	4	4.19	(147)	1.07
Consumer student - guaranteed	6,763	83	4.92	6,462	71	4.42	301	0.50
Consumer other direct	9,169	120	5.26	8,048	97	4.84	1,121	0.42
Consumer indirect	11,733	108	3.68	11,284	98	3.50	449	0.18
Consumer credit cards	1,524	43	11.45	1,391	35	9.96	133	1.49
Nonaccrual [2]	724	6	3.35	773	8	4.37	(49)	(1.02)
Total LHFI	144,156	1,476	4.11	144,440	1,338	3.72	(284)	0.39
Securities AFS: [3]
Taxable	30,959	205	2.65	30,057	184	2.45	902	0.20
Tax-exempt	637	5	2.99	348	3	3.04	289	(0.05)
Total securities AFS	31,596	210	2.66	30,405	187	2.46	1,191	0.20
Fed funds sold and securities borrowed or purchased under agreements to resell	1,471	6	1.58	1,237	2	0.68	234	0.90
LHFS	2,117	24	4.54	2,222	21	3.86	(105)	0.68
Interest-bearing deposits in other banks	25	—	2.32	25	—	0.62	—	1.70
Interest earning trading assets	4,677	38	3.23	5,131	30	2.33	(454)	0.90
Other earning assets [3]	524	5	3.97	597	5	3.01	(73)	0.96
Total earning assets	184,566	1,759	3.82	184,057	1,583	3.45	509	0.37
ALLL	(1,682)			(1,723)			(41)
Cash and due from banks	4,223			4,901			(678)
Other assets	17,573			16,248			1,325
Noninterest earning trading assets and derivative instruments	512			918			(406)
Unrealized (losses)/gains on securities AFS, net	(644)			93			(737)
Total assets	$204,548			$204,494			$54
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
NOW accounts	$45,344	$52	0.46%	$44,437	$30	0.27%	$907	0.19
Money market accounts	49,845	60	0.49	54,199	38	0.28	(4,354)	0.21
Savings	6,805	1	0.03	6,638	—	0.03	167	—
Consumer time	6,280	15	0.95	5,555	10	0.71	725	0.24
Other time	7,643	27	1.41	4,691	12	1.05	2,952	0.36
Total interest-bearing consumer and commercial deposits	115,917	155	0.54	115,520	90	0.31	397	0.23
Brokered time deposits	1,029	4	1.46	929	3	1.29	100	0.17
Foreign deposits	139	—	1.90	720	2	0.95	(581)	0.95
Total interest-bearing deposits	117,085	159	0.55	117,169	95	0.32	(84)	0.23
Funds purchased	1,102	5	1.73	1,155	3	0.96	(53)	0.77
Securities sold under agreements to repurchase	1,656	7	1.71	1,572	3	0.89	84	0.82
Interest-bearing trading liabilities	1,314	10	3.12	992	6	2.66	322	0.46
Other short-term borrowings	1,807	7	1.54	2,008	3	0.55	(201)	0.99
Long-term debt	11,452	83	2.92	10,518	70	2.66	934	0.26
Total interest-bearing liabilities	134,416	271	0.81	133,414	180	0.54	1,002	0.27
Noninterest-bearing deposits	43,040			43,616			(576)
Other liabilities	2,309			2,976			(667)
Noninterest-bearing trading liabilities and derivative instruments	688			349			339
Shareholders’ equity	24,095			24,139			(44)
Total liabilities and shareholders’ equity	$204,548			$204,494			$54
Interest rate spread			3.01%			2.91%		0.10
Net interest income [4]		$1,488			$1,403
Net interest income-FTE [4,5]		$1,510			$1,439
Net interest margin [6]			3.23%			3.06%		0.17
Net interest margin-FTE [5,6]			3.28			3.14		0.14
1 Interest income includes loan fees of $39 million and $45 million for the three months ended June 30, 2018 and 2017, respectively.
2 Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
3 Beginning January 1, 2018, we began presenting certain equity securities previously presented in securities available for sale as other earning assets. For periods prior to January 1, 2018, these equity securities have been reclassified to other earning assets for comparability.
4 Derivative instruments employed to manage our interest rate sensitivity decreased Net interest income by $19 million for the three months ended June 30, 2018 and increased Net interest income by $31 million for the three months ended June 30, 2017.
5 See Table 19, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information and reconciliations of non-U.S. GAAP performance measures. Approximately 95% of the total FTE adjustment for both the three months ended June 30, 2018 and 2017 was attributed to C&I loans.
6 Net interest margin is calculated by dividing annualized net interest income by average total earning assets.

Consolidated Daily Average Balances, Income/Expense, and Average Yields Earned/Rates Paid (continued)
	Six Months Ended
	June 30, 2018			June 30, 2017			(Decrease)/Increase
(Dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
ASSETS
LHFI: [1]
C&I	$66,742	$1,221	3.69%	$69,099	$1,128	3.29%	($2,357)	0.40
CRE	5,466	107	3.96	5,098	83	3.28	368	0.68
Commercial construction	3,653	80	4.42	4,090	71	3.51	(437)	0.91
Residential mortgages - guaranteed	613	10	3.22	550	8	3.01	63	0.21
Residential mortgages - nonguaranteed	26,943	512	3.80	26,004	494	3.80	939	—
Residential home equity products	10,080	235	4.70	11,289	235	4.19	(1,209)	0.51
Residential construction	239	6	4.83	374	8	4.12	(135)	0.71
Consumer student - guaranteed	6,710	161	4.84	6,371	136	4.31	339	0.53
Consumer other direct	8,988	230	5.17	7,934	194	4.93	1,054	0.24
Consumer indirect	11,866	215	3.66	11,067	190	3.46	799	0.20
Consumer credit cards	1,525	87	11.35	1,380	68	9.87	145	1.48
Nonaccrual [2]	717	10	2.81	802	13	3.16	(85)	(0.35)
Total LHFI	143,542	2,874	4.04	144,058	2,628	3.68	(516)	0.36
Securities AFS: [3]
Taxable	30,904	407	2.63	30,011	364	2.43	893	0.20
Tax-exempt	633	9	2.98	317	5	3.04	316	(0.06)
Total securities AFS	31,537	416	2.64	30,328	369	2.44	1,209	0.20
Fed funds sold and securities borrowed or purchased under agreements to resell	1,403	10	1.39	1,237	3	0.51	166	0.88
LHFS	2,071	45	4.33	2,415	46	3.78	(344)	0.55
Interest-bearing deposits in other banks	25	—	2.08	25	—	0.63	—	1.45
Interest earning trading assets	4,621	72	3.14	5,159	56	2.21	(538)	0.93
Other earning assets [3]	526	10	3.74	611	9	2.97	(85)	0.77
Total earning assets	183,725	3,427	3.76	183,833	3,111	3.41	(108)	0.35
ALLL	(1,704)			(1,711)			(7)
Cash and due from banks	4,773			5,227			(454)
Other assets	17,415			16,100			1,315
Noninterest earning trading assets and derivative instruments	641			903			(262)
Unrealized (losses)/gains on securities AFS, net	(509)			22			(531)
Total assets	$204,341			$204,374			($33)
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
NOW accounts	$45,964	$97	0.42%	$44,590	$53	0.24%	$1,374	0.18
Money market accounts	50,192	109	0.44	54,549	71	0.26	(4,357)	0.18
Savings	6,697	1	0.03	6,527	1	0.03	170	—
Consumer time	6,183	28	0.91	5,521	19	0.70	662	0.21
Other time	7,336	48	1.33	4,463	22	1.01	2,873	0.32
Total interest-bearing consumer and commercial deposits	116,372	283	0.49	115,650	166	0.29	722	0.20
Brokered time deposits	1,018	7	1.40	923	6	1.28	95	0.12
Foreign deposits	95	1	1.77	699	3	0.81	(604)	0.96
Total interest-bearing deposits	117,485	291	0.50	117,272	175	0.30	213	0.20
Funds purchased	990	8	1.61	1,014	4	0.83	(24)	0.78
Securities sold under agreements to repurchase	1,626	13	1.55	1,643	6	0.74	(17)	0.81
Interest-bearing trading liabilities	1,212	18	2.99	997	13	2.63	215	0.36
Other short-term borrowings	1,945	12	1.31	1,881	5	0.52	64	0.79
Long-term debt	10,981	157	2.88	11,038	139	2.55	(57)	0.33
Total interest-bearing liabilities	134,239	499	0.75	133,845	342	0.52	394	0.23
Noninterest-bearing deposits	42,691			43,356			(665)
Other liabilities	2,403			2,919			(516)
Noninterest-bearing trading liabilities and derivative instruments	659			348			311
Shareholders’ equity	24,349			23,906			443
Total liabilities and shareholders’ equity	$204,341			$204,374			($33)
Interest rate spread			3.01%			2.89%		0.12
Net interest income [4]		$2,928			$2,769
Net interest income-FTE [4,5]		$2,971			$2,839
Net interest margin [6]			3.21%			3.04%		0.17
Net interest margin-FTE [5,6]			3.26			3.11		0.15

1 Interest income includes loan fees of $78 million and $90 million for the six months ended June 30, 2018 and 2017, respectively.
2 Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
3 Beginning January 1, 2018, we began presenting certain equity securities previously presented in securities available for sale as other earning assets. For periods prior to January 1, 2018, these equity securities have been reclassified to other earning assets for comparability.
4 Derivative instruments employed to manage our interest rate sensitivity decreased Net interest income by $21 million for the six months ended June 30, 2018 and increased Net interest income by $77 million for the six months ended June 30, 2017.
5 See Table 19, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information and reconciliations of non-U.S. GAAP performance measures. Approximately 95% of the total FTE adjustment for both the six months ended June 30, 2018 and 2017 was attributed to C&I loans.
6 Net interest margin is calculated by dividing annualized net interest income by average total earning assets.

NET INTEREST INCOME/MARGIN (FTE)
Second Quarter of 2018
Net interest income was $1.5 billion for the second quarter of 2018, an increase of $71 million, or 5%, compared to the second quarter of 2017. Net interest margin increased 14 basis points, to 3.28%, compared to the second quarter of 2017. The increase was driven by a 37 basis point increase in average earning asset yields as a result of higher benchmark interest rates, positive mix shift in the LHFI and securities AFS portfolios, and lower premium amortization expense. Specifically, average LHFI yields increased 39 basis points, driven by broad-based increases in yields across commercial and consumer loan categories, while yields on securities AFS increased 20 basis points. These increases were offset partially by higher rates paid on average interest-bearing liabilities.
Rates paid on average interest-bearing liabilities increased 27 basis points compared to the second quarter of 2017, driven by increases in all deposit and borrowing categories. The average rate paid on interest-bearing deposits increased 23 basis points relative to the second quarter of 2017.
Looking to the third quarter of 2018, we expect net interest margin to increase between zero and two basis points compared to the second quarter of 2018, largely as a result of the June 2018 Fed Funds rate increase. The pace of net interest margin expansion moving forward, when excluding the effect of mix shift, is likely to be lower than what we have experienced in the recent past due to rising interest rates and higher loan-to-deposit ratios, both of which will negatively impact funding costs.
Average earning assets increased $509 million, compared to the second quarter of 2017, driven primarily by a $1.2 billion, or 4%, increase in average securities AFS. This increase was offset partially by decreases in other earning asset categories, led by a $454 million, or 9%, decrease in average interest earning trading assets.
Average interest-bearing liabilities increased $1.0 billion, or 1%, compared to the second quarter of 2017, due primarily to increases in average long-term debt, most consumer and commercial deposit categories, and interest-bearing trading liabilities. Average interest-bearing consumer and commercial deposits increased $397 million compared to the second quarter of 2017, due primarily to growth in average time deposits and NOW accounts. These increases were offset largely by a decline in money market accounts, given the continued migration towards CDs, in part due to our targeted efforts. Average long-term debt increased $934 million, or 9%, compared to the second quarter of 2017, due primarily to our first quarter of 2018 issuances of $500 million of 5-year fixed rate senior notes and $750 million of 3-year fixed-to floating rate senior notes under our Global Bank Note program as well as our second quarter of 2018 issuance of $850 million of 7-year fixed rate senior notes under our Parent Company SEC shelf registration. The effect of these issuances was offset partially by terminations and maturities of long-term FHLB advances during the second half of 2017. See the "Borrowings" section of this MD&A for additional information regarding our short-term borrowings and long-term debt.
We utilize interest rate swaps to manage interest rate risk. These instruments are primarily receive-fixed, pay-variable swaps that synthetically convert a portion of our commercial loan portfolio from floating rates, based on LIBOR, to fixed rates. At June 30, 2018, the outstanding notional balance of active swaps that qualified as cash flow hedges on variable rate commercial loans was $12.6 billion, compared to $12.1 billion at December 31, 2017, respectively.
In addition to the income recognized from active swaps, we recognize interest income or expense from terminated swaps that were previously designated as cash flow hedges on variable rate commercial loans. Interest expense from our commercial loan swaps was $16 million during the second quarter of 2018, compared to income of $27 million during the second quarter of 2017 due primarily to an increase in LIBOR. As we manage our interest rate risk we may continue to purchase additional and/or terminate existing interest rate swaps.
Remaining swaps on commercial loans have maturities through 2023 and have an average maturity of 3.2 years at June 30, 2018. The weighted average rate on the receive-fixed rate leg of the commercial loan swap portfolio was 1.66%, and the weighted average rate on the pay-variable leg was 2.09%, at June 30, 2018.

First Half of 2018
Net interest income was $3.0 billion for the first six months of 2018, an increase of $132 million, or 5%, compared to the first six months of 2017. Net interest margin for the first six months of 2018 increased 15 basis points, to 3.26%, compared to the first six months of 2017. These increases were driven primarily by the same factors as discussed above for the second quarter of 2018.
Rates paid on average interest-bearing liabilities increased 23 basis points compared to the first six months of 2017, driven by increases in rates paid across all deposit and borrowing categories. The average rate paid on interest-bearing deposits increased 20 basis points.
Average earning assets decreased $108 million, compared to the first six months of 2017, driven primarily by a $538 million, or 10%, decrease in average interest earning trading assets, a $516 million decrease in average LHFI, and a $344 million, or 14%, decrease in LHFS. These decreases were offset partially by a $1.2 billion, or 4%, increase in average securities AFS. The decrease in average LHFI was driven primarily by decreases in C&I and residential home equity loans. See the "Loans" section in this MD&A for additional discussion regarding loan activity.
Average interest-bearing liabilities increased $394 million, compared to the first six months of 2017, due primarily to increases across most consumer and commercial deposit categories and interest-bearing trading liabilities, offset largely by declines in money market accounts and foreign deposits. Average interest-bearing consumer and commercial deposits increased $722 million, or 1%, due primarily to the same factors as discussed above for the second quarter of 2018.

Foregone Interest
Foregone interest income from NPLs reduced net interest margin by one basis point for both the three and six months ended June 30, 2018. The effect of foregone interest income from NPLs on interest margin was less than one basis point during the three and six months ended June 30, 2017. See additional discussion regarding our credit quality in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A. In addition, Table 1 in this MD&A contains more detailed information regarding average balances, yields earned, rates paid, and associated impacts on net interest income.

NONINTEREST INCOME
						Table 2
	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2018	2017	% Change	2018	2017	% Change
Service charges on deposit accounts	$144	$151	(5)%	$289	$299	(3)%
Other charges and fees	93	103	(10)	179	198	(10)
Card fees	85	87	(2)	166	169	(2)
Investment banking income	167	147	14	298	314	(5)
Trading income	53	46	15	95	97	(2)
Trust and investment management income	75	76	(1)	150	151	(1)
Retail investment services	73	70	4	145	139	4
Mortgage servicing related income	40	44	(9)	95	102	(7)
Mortgage production related income	43	56	(23)	79	109	(28)
Commercial real estate related income	18	24	(25)	42	44	(5)
Net securities gains	—	1	(100)	1	1	—
Other noninterest income	38	22	73	87	51	71
Total noninterest income	$829	$827	—%	$1,626	$1,674	(3)%

Noninterest income increased $2 million compared to the second quarter of 2017 and decreased $48 million, or 3%, compared to the six months ended June 30, 2017. The increase compared to the second quarter of 2017 was driven primarily by higher capital markets-related income and other noninterest income, offset largely by lower client transaction-related fees, mortgage-related income, and commercial real estate related income. The decrease compared to the six months ended June 30, 2017 was driven, in large part, by lower mortgage-related income, client transaction-related fees, and capital markets-related income, offset partially by higher other noninterest income.
Client transaction-related fee income, which includes service charges on deposit accounts, other charges and fees, and card fees, decreased $19 million, or 6%, compared to the second quarter of 2017 and decreased $32 million, or 5%, compared to the six months ended June 30, 2017. These decreases were due primarily to lower transactional activity and the impact of our January 1, 2018 adoption of the revenue recognition accounting standard, which resulted in the netting of certain expense items against this income. See Note 1, "Significant Accounting Policies," to the Consolidated Financial Statements in this Form 10-Q for additional information regarding our adoption of this accounting standard.
Investment banking income increased $20 million, or 14%, compared to the second quarter of 2017 and decreased $16 million, or 5%, compared to the six months ended June 30, 2017. The increase compared to the second quarter of 2017 was driven by strong performance in the current quarter, with strong deal flow activity across most client offerings, as well as the impact of our January 1, 2018 adoption of the revenue recognition accounting standard. The decrease compared to the six months ended June 30, 2017 was due primarily to declines in syndicated and leveraged finance activity, offset partially by increases in equity capital markets and investment grade bond originations.

The revenue recognition accounting standard increased investment banking income by $4 million and $8 million for the three and six months ended June 30, 2018, respectively.
Trading income increased $7 million, or 15%, compared to the second quarter of 2017 and decreased $2 million, or 2%, compared to the six months ended June 30, 2017. The increase compared to the second quarter of 2017 was driven by higher client-related interest rate hedging activity in the current quarter.
Retail investment services income increased $3 million, or 4%, compared to the second quarter of 2017 and increased $6 million, or 4%, compared to the six months ended June 30, 2017. These increases were driven primarily by growth in retail brokerage managed assets.
Mortgage servicing related income decreased $4 million, or 9%, compared to the second quarter of 2017 and decreased $7 million, or 7%, compared to the six months ended June 30, 2017. These decreases were due to higher servicing asset decay and lower net hedge performance, offset partially by higher servicing fee income. The UPB of mortgage loans in the servicing portfolio was $170.5 billion at June 30, 2018, compared to $165.6 billion at June 30, 2017.
Mortgage production related income decreased $13 million, or 23%, compared to the second quarter of 2017 and decreased $30 million, or 28%, compared to the six months ended June 30, 2017. These decreases were driven by lower gain on sale margins, reduced refinance activity, and less favorable channel mix. Mortgage application volume remained relatively stable and closed loan volume decreased 3% compared to the second quarter of 2017. Compared to the six months ended June 30, 2017, mortgage application volume decreased 4% and closed loan volume decreased 4%.
Commercial real estate related income decreased $6 million, or 25%, compared to the second quarter of 2017 and decreased $2 million, or 5%, compared to the six months ended June 30,

2017. These decreases were due primarily to lower transactional activity in the current quarter.
Other noninterest income increased $16 million, or 73%, compared to the second quarter of 2017 and increased $36 million, or 71%, compared to the six months ended June 30, 2017. The increase compared to the second quarter of 2017 was driven primarily by a $12 million mark-to-market gain on an equity investment in GreenSky, Inc. recognized in the current quarter. The increase compared to the six months ended June 30,

2017 was due primarily to the aforementioned mark-to-market gain as well as a $23 million remeasurement gain on an equity investment recognized in the first quarter of 2018, following our full adoption of the recognition and measurement of financial assets accounting standard on January 1, 2018. See Note 1, "Significant Accounting Policies," to the Consolidated Financial Statements in this Form 10-Q for additional information regarding our adoption of this accounting standard.

NONINTEREST EXPENSE
						Table 3
	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2018	2017	% Change	2018	2017	% Change
Employee compensation	$714	$710	1%	$1,422	$1,427	—%
Employee benefits	88	86	2	234	221	6
Total personnel expenses	802	796	1	1,656	1,648	—
Outside processing and software	227	204	11	433	409	6
Net occupancy expense	90	94	(4)	184	185	(1)
Equipment expense	44	43	2	84	83	1
Marketing and customer development	40	42	(5)	81	84	(4)
Regulatory assessments	39	49	(20)	79	97	(19)
Amortization	17	15	13	32	28	14
Operating losses	17	19	(11)	23	51	(55)
Other noninterest expense	114	126	(10)	235	268	(12)
Total noninterest expense	$1,390	$1,388	—%	$2,807	$2,853	(2)%

Noninterest expense increased $2 million compared to the second quarter of 2017 and decreased $46 million, or 2%, compared to the six months ended June 30, 2017. The increase compared to the second quarter of 2017 was driven primarily by higher outside processing and software expense, offset largely by lower other noninterest expense and regulatory assessments, as well as reductions in other expense categories. The decrease compared to the six months ended June 30, 2017 was driven primarily by lower other noninterest expense, operating losses, and regulatory assessments, offset partially by higher outside processing and software expense.
Personnel expenses increased $6 million compared to the second quarter of 2017 and increased $8 million compared to the six months ended June 30, 2017. These increases were due primarily to higher compensation costs associated with revenue growth.
Outside processing and software expense increased $23 million, or 11%, compared to the second quarter of 2017 and increased $24 million, or 6%, compared to the six months ended June 30, 2017. These increases were driven primarily by higher software-related costs associated with ongoing investments in technology during the current quarter.
Regulatory assessments expense decreased $10 million, or 20%, compared to the second quarter of 2017 and decreased $18 million, or 19%, compared to the six months ended June 30,

2017. These decreases were driven by lower FDIC insurance premiums as a result of our improved financial position and risk profile.
Amortization expense increased $2 million, or 13%, compared to the second quarter of 2017 and increased $4 million, or 14%, compared to the six months ended June 30, 2017. These increases were driven by an increase in our community development investments, which are amortized over the life of the related tax credits that these investments generate. See the "Community Development Investments" section of Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," to the Consolidated Financial Statements in this Form 10-Q for additional information regarding these investments.
Operating losses decreased $2 million, or 11%, compared to the second quarter of 2017 and decreased $28 million, or 55%, compared to the six months ended June 30, 2017. The decrease compared to the six months ended June 30, 2017 was driven primarily by a net benefit of $10 million related to the progression of certain legal matters, as well as lower fraud losses.
Other noninterest expense decreased $12 million, or 10%, compared to the second quarter of 2017 and decreased $33 million, or 12%, compared to the six months ended June 30, 2017. These decreases were driven primarily by gains on the sale of certain real estate assets as well as lower severance-related expenses and legal and consulting expenses in the current quarter.

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
The composition of our loan portfolio is presented in Table 4:

Loan Portfolio by Types of Loans		Table 4

(Dollars in millions)	June 30, 2018	December 31, 2017
Commercial loans:
C&I [1]	$67,343	$66,356
CRE	6,302	5,317
Commercial construction	3,456	3,804
Total commercial LHFI	77,101	75,477
Consumer loans:
Residential mortgages - guaranteed	525	560
Residential mortgages - nonguaranteed [2]	27,556	27,136
Residential home equity products	9,918	10,626
Residential construction	217	298
Guaranteed student	6,892	6,633
Other direct	9,448	8,729
Indirect	11,712	12,140
Credit cards	1,566	1,582
Total consumer LHFI	67,834	67,704
LHFI	$144,935	$143,181
LHFS [3]	$2,283	$2,290
1 Includes $3.8 billion and $3.7 billion of lease financing and $800 million and $778 million of installment loans at June 30, 2018 and December 31, 2017, respectively.
2 Includes $177 million and $196 million of LHFI measured at fair value at June 30, 2018 and December 31, 2017, respectively.
3 Includes $2.0 billion and $1.6 billion of LHFS measured at fair value at June 30, 2018 and December 31, 2017, respectively.

Table 5 presents our LHFI portfolio by geography (based on the U.S. Census Bureau's classifications of U.S. regions):

						Table 5
	June 30, 2018
	Commercial LHFI		Consumer LHFI		Total LHFI
(Dollars in millions)	Balance	% of Total Commercial	Balance	% of Total Consumer	Balance	% of Total LHFI
South region:
Florida	$12,864	17%	$13,230	20%	$26,094	18%
Georgia	10,204	13	8,442	12	18,646	13
Virginia	6,441	8	7,413	11	13,854	10
Maryland	4,243	6	6,086	9	10,329	7
North Carolina	4,732	6	5,334	8	10,066	7
Texas	4,088	5	4,250	6	8,338	6
Tennessee	4,228	5	2,925	4	7,153	5
South Carolina	1,236	2	2,373	3	3,609	2
District of Columbia	1,608	2	1,046	2	2,654	2
Other Southern states	2,855	4	2,462	4	5,317	4
Total South region	52,499	68	53,561	79	106,060	73
Northeast region:
New York	5,399	7	1,176	2	6,575	5
Pennsylvania	1,603	2	1,205	2	2,808	2
New Jersey	1,376	2	704	1	2,080	1
Other Northeastern states	2,434	3	897	1	3,331	2
Total Northeast region	10,812	14	3,982	6	14,794	10
West region:
California	4,507	6	3,309	5	7,816	5
Other Western states	2,385	3	2,369	3	4,754	3
Total West region	6,892	9	5,678	8	12,570	9
Midwest region:
Illinois	1,917	2	997	1	2,914	2
Ohio	819	1	724	1	1,543	1
Missouri	847	1	422	1	1,269	1
Other Midwestern states	2,056	3	2,394	4	4,450	3
Total Midwest region	5,639	7	4,537	7	10,176	7
Foreign loans	1,259	2	76	—	1,335	1
Total	$77,101	100%	$67,834	100%	$144,935	100%

	December 31, 2017
	Commercial LHFI		Consumer LHFI		Total LHFI
(Dollars in millions)	Balance	% of Total Commercial	Balance	% of Total Consumer	Balance	% of Total LHFI
South region:
Florida	$12,792	17%	$13,474	20%	$26,266	18%
Georgia	10,250	14	8,462	12	18,712	13
Virginia	6,580	9	7,545	11	14,125	10
Maryland	4,104	5	6,095	9	10,199	7
North Carolina	4,482	6	5,354	8	9,836	7
Texas	3,954	5	4,122	6	8,076	6
Tennessee	4,101	5	2,985	4	7,086	5
South Carolina	1,155	2	2,385	4	3,540	2
District of Columbia	1,501	2	1,022	2	2,523	2
Other Southern states	2,791	4	2,452	4	5,243	4
Total South region	51,710	69	53,896	80	105,606	74
Northeast region:
New York	4,731	6	1,139	2	5,870	4
Pennsylvania	1,458	2	1,189	2	2,647	2
New Jersey	1,327	2	689	1	2,016	1
Other Northeastern states	2,387	3	895	1	3,282	2
Total Northeast region	9,903	13	3,912	6	13,815	10
West region:
California	4,893	6	3,246	5	8,139	6
Other Western states	2,172	3	2,235	3	4,407	3
Total West region	7,065	9	5,481	8	12,546	9
Midwest region:
Illinois	1,637	2	922	1	2,559	2
Ohio	718	1	688	1	1,406	1
Missouri	922	1	395	1	1,317	1
Other Midwestern states	2,211	3	2,336	3	4,547	3
Total Midwest region	5,488	7	4,341	6	9,829	7
Foreign loans	1,311	2	74	—	1,385	1
Total	$75,477	100%	$67,704	100%	$143,181	100%

Loans Held for Investment
LHFI totaled $144.9 billion at June 30, 2018, an increase of $1.8 billion from December 31, 2017, driven largely by increases in C&I, CRE, consumer direct, nonguaranteed residential mortgages, and guaranteed student loans, offset partially by decreases in residential home equity products, consumer indirect, and commercial construction loans.
Average LHFI for the second quarter of 2018 totaled $144.2 billion, up $1.2 billion compared to the prior quarter, driven primarily by the same factors as discussed above related to the change in period end LHFI. See Table 1 and the "Net Interest Income/Margin" section in this MD&A for more detailed information regarding average LHFI balances, yields earned, and associated impacts on net interest income.
Commercial loans increased $1.6 billion, or 2%, during the first six months of 2018, driven by a $987 million, or 1%, increase in C&I loans resulting from growth in a number of industry verticals and client segments. CRE loans also increased $985 million, or 19%, driven by portfolio diversification and increased loan production. These increases were offset partially by a $348 million, or 9%, decrease in commercial construction loans due to payoffs and paydowns.
Consumer loans increased $130 million during the first six months of 2018, driven by a $719 million, or 8%, increase in other direct, a $420 million, or 2%, increase in nonguaranteed residential mortgages, and a $259 million, or 4%, increase in guaranteed student loans. These increases were offset largely by a $708 million, or 7%, decrease in residential home equity products and a $428 million, or 4%, decline in indirect loans during the first six months of 2018.
At June 30, 2018, 41% of our residential home equity product balance was in a first lien position and 59% was in a junior lien position. For residential home equity products in a junior lien position at June 30, 2018, we own or service 32% of the balance of loans that are senior to the home equity product.
Loans Held for Sale
LHFS decreased $7 million during the first six months of 2018, due primarily to loan sales exceeding mortgage production.

Asset Quality
Our asset quality metrics were strong during the second quarter and first six months of 2018, evidenced by our low annualized net charge-off and NPL ratios. These low levels reflect the relative strength across our LHFI portfolio, particularly in C&I and CRE, though we recognize that there could be variability and normalization moving forward. See the “Allowance for Credit Losses” and “Nonperforming Assets” sections of this MD&A for detailed information regarding our net charge-offs and NPLs.
NPAs increased $73 million, or 10%, during the first six months of 2018, driven primarily by a single C&I borrower downgrade, a single CRE borrower downgrade, and the impact of hurricane-related forbearances, offset partially by the return to accrual status of certain nonperforming home equity products. At June 30, 2018, the ratio of NPLs to period-end LHFI was 0.52%, an increase of five basis points compared to December 31, 2017.
Early stage delinquencies were 0.72% and 0.80% of total loans at June 30, 2018 and December 31, 2017, respectively. Early stage delinquencies, excluding government-guaranteed loans, were 0.22% and 0.32% at June 30, 2018 and December 31, 2017, respectively. The reductions in early stage delinquencies resulted primarily from improvements in consumer loans.
For the second quarter of 2018, net charge-offs totaled $73 million, compared to $79 million in the prior quarter and $70 million in the second quarter of 2017. The annualized net charge-offs to total average LHFI ratio was 0.20% for both the second quarter of 2018 and 2017, and was 0.22% for the prior quarter. For the first six months of 2018 and 2017, net charge-offs totaled $152 million and $182 million, and the annualized net charge-offs to total average LHFI ratio was 0.21% and 0.26%, respectively. The decline in net charge-offs compared to the first six months of 2017 was driven primarily by overall asset quality improvements and lower commercial net charge-offs.
Although our net charge-offs to total average LHFI ratio has come in below expectations for the last several quarters, we still expect to operate within a net charge-off ratio of between 25 and 35 basis points for the remainder of 2018. Additionally, we expect the ALLL to period-end LHFI ratio to decline modestly if current asset quality conditions are sustained.

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

Summary of Credit Losses Experience						Table 6

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2018	2017	% Change	2018	2017	% Change [4]
Allowance for Credit Losses
Balance - beginning of period	$1,763	$1,783	(1)%	$1,814	$1,776	2%
Provision/(benefit) for unfunded commitments	3	3	—	(7)	5	NM
Provision for loan losses:
Commercial LHFI	17	39	(56)	1	84	(99)
Consumer LHFI	12	48	(75)	66	120	(45)
Total provision for loan losses	29	87	(67)	67	204	(67)
Charge-offs:
Commercial LHFI	(21)	(26)	(19)	(44)	(89)	(51)
Consumer LHFI	(80)	(75)	7	(163)	(159)	3
Total charge-offs	(101)	(101)	—	(207)	(248)	(17)
Recoveries:
Commercial LHFI	4	7	(43)	10	21	(52)
Consumer LHFI	24	24	—	45	45	—
Total recoveries	28	31	(10)	55	66	(17)
Net charge-offs	(73)	(70)	4	(152)	(182)	(16)
Balance - end of period	$1,722	$1,803	(4)%	$1,722	$1,803	(4)%
Components:
ALLL				$1,650	$1,731	(5)%
Unfunded commitments reserve [1]				72	72	—
Allowance for credit losses				$1,722	$1,803	(4)%
Average LHFI	$144,156	$144,440	—%	$143,542	$144,058	—%
Period-end LHFI outstanding				144,935	144,268	—
Ratios:
ALLL to period-end LHFI [2]				1.14%	1.20%	(5)%
ALLL to NPLs [3]				2.20x	2.31x	(5)
Net charge-offs to total average LHFI (annualized)	0.20%	0.20%	—	0.21%	0.26%	(19)
1 The unfunded commitments reserve is recorded in Other liabilities in the Consolidated Balance Sheets.
2 $177 million and $214 million of LHFI measured at fair value at June 30, 2018 and 2017, respectively, were excluded from period-end LHFI in the calculation, as no allowance is recorded for loans measured at fair value. We believe that this presentation more appropriately reflects the relationship between the ALLL and loans that attract an allowance.
3 $5 million and $4 million of NPLs measured at fair value at June 30, 2018 and 2017, respectively, were excluded from NPLs in the calculation, as no allowance is recorded for NPLs measured at fair value. We believe that this presentation more appropriately reflects the relationship between the ALLL and NPLs that attract an allowance.
4 "NM" - Not meaningful. Those changes over 100 percent were not considered to be meaningful.

Provision for Credit Losses
The total provision for credit losses includes the provision for loan losses and the provision/(benefit) for unfunded commitments. The provision for loan losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. For the second quarter of 2018, the total provision for loan losses decreased $58 million compared to the second quarter of 2017, due to an improved outlook for 2017 hurricane-related losses and improved economic and credit conditions resulting in a lower ALLL. For the first six months of 2018, the total provision for loan losses decreased $137 million compared to the same period in 2017, driven primarily by lower net charge-offs and a lower ALLL.
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

Allowance for Loan and Lease Losses

ALLL by Loan Segment		Table 7
(Dollars in millions)	June 30, 2018	December 31, 2017
ALLL:
Commercial LHFI	$1,068	$1,101
Consumer LHFI	582	634
Total	$1,650	$1,735
Segment ALLL as a % of total ALLL:
Commercial LHFI	65%	63%
Consumer LHFI	35	37
Total	100%	100%
Segment LHFI as a % of total LHFI:
Commercial LHFI	53%	53%
Consumer LHFI	47	47
Total	100%	100%

The ALLL decreased $85 million, or 5%, from December 31, 2017, to $1.7 billion at June 30, 2018. The decrease was due primarily to continued asset quality improvements and a reduction in the amount of reserves held for 2017 hurricane-related losses. The ALLL to period-end LHFI ratio (excluding loans measured at fair value) decreased seven basis points from December 31, 2017, to 1.14% at June 30, 2018. The ratio of the ALLL to NPLs (excluding NPLs measured at fair value) decreased to 2.20x at June 30, 2018, compared to 2.59x at December 31, 2017, due to a decrease in the ALLL and an increase in NPLs.

NONPERFORMING ASSETS

Table 8 presents our NPAs:

			Table 8
(Dollars in millions)	June 30, 2018	December 31, 2017	% Change
NPAs:
Commercial NPLs:
C&I	$296	$215	38%
CRE	45	24	88
Commercial construction	—	1	(100)
Total commercial NPLs	341	240	42
Consumer NPLs:
Residential mortgages - nonguaranteed	240	206	17
Residential home equity products	150	203	(26)
Residential construction	10	11	(9)
Other direct	8	7	14
Indirect	6	7	(14)
Total consumer NPLs	414	434	(5)
Total nonaccrual loans/NPLs [1]	$755	$674	12%
OREO [2]	$53	$57	(7)%
Other repossessed assets	6	10	(40)
Total NPAs	$814	$741	10%
Accruing LHFI past due 90 days or more	$1,242	$1,405	(12)%
Accruing LHFS past due 90 days or more	1	2	(50)
TDRs:
Accruing restructured loans	$2,418	$2,468	(2)%
Nonaccruing restructured loans [1]	326	286	14
Ratios:
NPLs to period-end LHFI	0.52%	0.47%	11%
NPAs to period-end LHFI, OREO, and other repossessed assets	0.56	0.52	8
1 Nonaccruing restructured loans are included in total nonaccrual loans/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or guaranteed by the VA. Proceeds due from the FHA and the VA are recorded as a receivable in Other assets in the Consolidated Balance Sheets until the property is conveyed and the funds are received. The receivable related to proceeds due from the FHA and the VA totaled $44 million and $45 million at June 30, 2018 and December 31, 2017, respectively.

Problem loans or loans with potential weaknesses, such as nonaccrual loans, loans over 90 days past due and still accruing, and TDR loans, are disclosed in the NPA table above. Loans with known potential credit problems that may not otherwise be disclosed in this table include accruing criticized commercial loans, which are disclosed along with additional credit quality information in Note 6, “Loans,” to the Consolidated Financial Statements in this Form 10-Q. At June 30, 2018 and December 31, 2017, there were no known significant potential problem loans that are not otherwise disclosed. See the "Critical Accounting Policies" MD&A section of our 2017 Annual Report on Form 10-K for additional information regarding our policy on loans classified as nonaccrual.
NPAs increased $73 million, or 10%, during the first six months of 2018. The ratio of NPLs to period-end LHFI was 0.52% at June 30, 2018, up five basis points from December 31, 2017. These increases were driven primarily by two commercial borrower downgrades and hurricane-related forbearances on residential mortgage loans, offset partially by the return to accrual status of certain nonperforming home equity products.

Nonperforming Loans
NPLs at June 30, 2018 totaled $755 million, an increase of $81 million, or 12%, from December 31, 2017, driven primarily by increases in C&I, CRE, and residential mortgage NPLs, offset partially by a decrease in home equity NPLs.
Commercial NPLs increased $101 million, or 42%, during the first six months of 2018 driven by increases in C&I and CRE NPLs, each due primarily to the downgrade of one borrower.
Consumer NPLs decreased $20 million, or 5%, from December 31, 2017, driven by the return to accrual status of certain home equity products, offset largely by an increase in residential mortgage NPLs due primarily to hurricane-related forbearances.
Interest income on consumer nonaccrual loans, if received, is recognized on a cash basis. Interest income on commercial nonaccrual loans is not generally recognized until after the principal amount has been reduced to zero. Interest income recognized on nonaccrual loans (which includes out-of-period interest for certain commercial nonaccrual loans) totaled $6 million and $8 million for the second quarter of 2018 and 2017, and totaled $10 million and $13 million for the first six months of 2018 and 2017, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $11 million would have been recognized for both the second quarter of 2018 and 2017, and $22 million for both the first six months of 2018 and 2017.

Other Nonperforming Assets
OREO decreased $4 million, or 7%, during the first six months of 2018 to $53 million at June 30, 2018. Sales of OREO resulted in proceeds of $36 million and $28 million during the first six months of 2018 and 2017, respectively, resulting in net gains of $5 million for both periods, inclusive of valuation reserves.
Most of our OREO properties are located in Florida, Virginia, Maryland, and North Carolina. Residential and commercial real estate properties comprised 93% and 4%, respectively, of total OREO at June 30, 2018, with the remainder related to land. Upon foreclosure, the values of these properties were re-evaluated and, if necessary, written down to their then-current estimated fair value less estimated costs to sell. Any further decreases in property values could result in additional losses as they are regularly revalued. See the "Non-recurring Fair Value Measurements" section within Note 16, "Fair Value Election and Measurement," to the Consolidated Financial Statements in this Form 10-Q for additional information.
Gains and losses on the sale of OREO are recorded in Other noninterest expense in the Consolidated Statements of Income. Sales of OREO and the related gains or losses are highly dependent on our disposition strategy. We are actively managing and disposing of these assets to minimize future losses and to maintain compliance with regulatory requirements.
Accruing loans past due 90 days or more are included in LHFI and LHFS, and totaled $1.2 billion and $1.4 billion at June 30, 2018 and December 31, 2017, respectively. Of these, 97% and 98% were government-guaranteed at June 30, 2018 and December 31, 2017, respectively. Accruing LHFI past due 90 days or more decreased $163 million, or 12%, during the first six months of 2018, driven by a $153 million, or 15%, decrease in guaranteed student loans and a $20 million, or 6%, decrease in guaranteed residential mortgages.
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
At June 30, 2018, our total TDR portfolio totaled $2.7 billion and was comprised of $2.6 billion, or 95%, of consumer loans (predominantly first and second lien residential mortgages and home equity lines of credit) and $143 million, or 5%, of commercial loans. Total TDRs decreased $10 million from December 31, 2017, as a $50 million, or 2%, decrease in accruing TDRs was offset largely by a $40 million, or 14%, increase in nonaccruing TDRs.
Generally, interest income on restructured loans that have met sustained performance criteria and returned to accruing status is recognized according to the terms of the restructuring. Such interest income recognized totaled $27 million for both the second quarter of 2018 and 2017, and totaled $54 million and $55 million for the first six months of 2018 and 2017, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $31 million and $33 million for the second quarter of 2018 and 2017, and $63 million and $66 million for the first six months of 2018 and 2017, respectively, would have been recognized.

SELECTED FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE
The following is a discussion of the more significant financial assets and financial liabilities that are measured at fair value on the Consolidated Balance Sheets at June 30, 2018 and December 31, 2017. For a complete discussion of our financial instruments measured at fair value and the methodologies used to estimate the fair values of our financial instruments, see Note 16, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.

Trading Assets and Liabilities and Derivative Instruments
Trading assets and derivative instruments decreased $43 million, or 1%, compared to December 31, 2017. This decrease was due primarily to decreases in derivative instruments, trading loans, and municipal securities, offset largely by increases in corporate and other debt securities, federal agency securities, agency MBS, and U.S. Treasury securities. These changes were driven by normal activity in the trading portfolio product mix as we manage our business and continue to meet our clients' needs. Trading liabilities and derivative instruments increased $675 million, or 53%, compared to December 31, 2017, driven by increases in corporate and other debt securities, derivative instruments, and U.S. Treasury securities. For composition and valuation assumptions related to our trading products, as well as additional information on our derivative instruments, see Note 4, “Trading Assets and Liabilities and Derivative Instruments,” Note 15, “Derivative Financial Instruments,” and the “Trading Assets and Derivative Instruments and Securities Available for Sale” section of Note 16, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q. Also, for a discussion of market risk associated with our trading activities, refer to the “Market Risk Management—Market Risk from Trading Activities” section of this MD&A.

Securities Available for Sale
				Table 9
	June 30, 2018
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$4,239	$—	$113	$4,126
Federal agency securities	244	1	2	243
U.S. states and political subdivisions	632	4	21	615
MBS - agency residential	22,883	134	558	22,459
MBS - agency commercial	2,664	1	97	2,568
MBS - non-agency commercial	950	—	34	916
Corporate and other debt securities	15	—	—	15
Total securities AFS	$31,627	$140	$825	$30,942

	December 31, 2017 [1]
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$4,361	$2	$32	$4,331
Federal agency securities	257	3	1	259
U.S. states and political subdivisions	618	7	8	617
MBS - agency residential	22,616	222	134	22,704
MBS - agency commercial	2,121	3	38	2,086
MBS - non-agency residential	55	4	—	59
MBS - non-agency commercial	862	7	3	866
ABS	6	2	—	8
Corporate and other debt securities	17	—	—	17
Total securities AFS	$30,913	$250	$216	$30,947
1 Beginning January 1, 2018, we reclassified equity securities previously presented in Securities available for sale to Other assets on the Consolidated Balance Sheets. Reclassifications have been made to previously reported amounts for comparability. See Note 9, "Other Assets," to the Consolidated Financial Statements in this Form 10-Q for additional information.

The securities AFS portfolio is managed as part of our overall liquidity management and ALM process to optimize income and portfolio value over an entire interest rate cycle while mitigating the associated risks. Changes in the size and composition of the portfolio reflect our efforts to maintain a high quality, liquid portfolio, while managing our interest rate risk profile. The amortized cost of the portfolio increased $714 million during the six months ended June 30, 2018, due primarily to increased holdings of agency commercial and residential MBS, non-agency commercial MBS, and municipal securities, offset partially by decreased holdings of U.S. Treasury securities and non-agency residential MBS. The fair value of the securities AFS portfolio decreased $5 million compared to December 31, 2017, due primarily to a $719 million increase in net unrealized losses associated with an increase in market interest rates, offset largely by the aforementioned increases in securities holdings. At

June 30, 2018, the overall securities AFS portfolio was in a $685 million net unrealized loss position, compared to a net unrealized gain position of $34 million at December 31, 2017. The securities AFS portfolio had an effective duration of 4.7 years at June 30, 2018 compared to 4.5 years at December 31, 2017.
Net realized gains related to the sale of securities AFS were immaterial for both the six months ended June 30, 2018 and 2017. There were no OTTI credit losses recognized in earnings for the six months ended June 30, 2018 and 2017. For additional information on our accounting policies, composition, and valuation assumptions related to the securities AFS portfolio, see Note 1, "Significant Accounting Policies," to our 2017 Annual Report on Form 10-K, as well as Note 5, "Securities Available for Sale," Note 1, "Significant Accounting Policies," and the “Trading Assets and Derivative Instruments and Securities Available for Sale” section of Note 16, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.
For the three months ended June 30, 2018, the average yield on the securities AFS portfolio was 2.66%, compared to 2.46% for the three months ended June 30, 2017. For the six months ended June 30, 2018, the average yield on the securities AFS portfolio was 2.64%, compared to 2.44% for the six months ended June 30, 2017. The increases in average yield were due primarily to higher benchmark interest rates, favorable mix shift, and lower premium amortization. See additional discussion related to average yields on securities AFS in the "Net Interest Income/Margin" section of this MD&A.
The credit quality and liquidity profile of the securities AFS portfolio remained strong at June 30, 2018, and consequently, we believe that we have the flexibility to respond to changes in the economic environment and take actions as opportunities arise to manage our interest rate risk profile and balance liquidity risk against investment returns. Over the longer term, the size and composition of the securities AFS portfolio will reflect balance sheet trends and our overall liquidity objectives. Accordingly, the size and composition of the securities AFS portfolio could change over time.

BORROWINGS

Short-Term Borrowings
Short-term borrowings include funds purchased, securities sold under agreements to repurchase, and other short-term borrowings. Our short-term borrowings at June 30, 2018 increased $507 million, or 11%, from December 31, 2017, driven by a $1.8 billion increase in other short-term borrowings, offset largely by a $1.3 billion decrease in funds purchased. The increase in other short-term borrowings was due to a $1.8 billion increase in outstanding FHLB advances.

Long-Term Debt
During the six months ended June 30, 2018, our long-term debt increased by $2.2 billion, or 23%. This increase was driven by the Bank's first quarter of 2018 issuances of $500 million of 5-year fixed rate senior notes and $750 million of 3-year fixed-to floating rate senior notes under the Global Bank Note program, our second quarter of 2018 issuance of $850 million of 7-year fixed rate senior notes under the Parent Company SEC shelf registration, and an increase in direct finance leases of $489 million during the six months ended June 30, 2018. Partially offsetting these increases was $314 million of subordinated note maturities during the first six months of 2018.
In the third quarter of 2018, the Bank issued $500 million of 4-year and $500 million of 6-year fixed-to-floating rate senior notes as well as $300 million of 4-year floating rate senior notes under our Global Bank Note program. The 4-year and 6-year fixed-to-floating rate notes pay a fixed annual coupon rate of 3.502% and 3.689% until August 2, 2021 and August 2, 2023, respectively, and pay a floating coupon rate thereafter of 3-month LIBOR plus 58.5 basis points and 3-month LIBOR plus 73.5 basis points, respectively. The 4-year floating rate notes pay a coupon rate of 3-month LIBOR plus 59 basis points. We may call the 4-year fixed-to-floating rate notes and the 4-year floating rate notes beginning on August 2, 2021, and we may call the 6-year fixed-to-floating rate notes either (i) on August 2, 2023, or (ii) on or after 180 days from July 26, 2018 and prior to August 2, 2023 under a "make-whole" provision. The 4-year and 6-year fixed-to-floating rate notes mature on August 2, 2022 and August 2, 2024, respectively, and the 4-year floating rate notes mature on August 2, 2022. These issuances allowed us to supplement our funding sources at a favorable borrowing rate and pay down maturing borrowings.

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
In April 2018, the Federal Reserve issued an NPR that included proposed modifications to minimum regulatory capital requirements as well as proposed changes to assumptions used in the stress testing process. The modifications would replace the 2.5% CCB with a Stress Capital Buffer ("SCB"). The SCB is the greater of the difference between the actual CET1 ratio and the minimum forecasted CET1 ratio under a severely adverse scenario, plus four quarters of planned common stock dividends, or 2.5%, based on modeling and projections performed by the Federal Reserve. The SCB would be calculated based on the 2019 CCAR process and be incorporated into minimum capital requirements effective as of the fourth quarter of 2019.
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
In the third quarter of 2017, the OCC, FRB, and FDIC issued two NPRs in an effort to simplify certain aspects of the capital rules, a Transitions NPR and a Simplifications NPR. The Transitions NPR proposed to extend certain transition provisions in the capital rules for banks with less than $250 billion in total consolidated assets. The Transitions NPR was finalized in November 2017, resulting in the MSR risk weight of 100% being extended indefinitely. The rule became effective on January 1, 2018. The Simplifications NPR would simplify the capital treatment for certain acquisition, development, and construction loans, mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions, and minority interest. We are continuing to evaluate these items, however, we do not anticipate them to have a significant impact on our capital ratios.
In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act ("the Act") was signed into law, which provides certain limited amendments to the Dodd-Frank Act as well as certain targeted modifications to other post-financial crisis regulatory requirements. While certain of the Act's provisions could impact our capital planning and strategy execution, the extent of the impact is yet to be determined given that federal banking regulators have not yet conformed current regulations to the provisions of the Act.
Table 10 presents the Company's Basel III regulatory capital metrics:

Regulatory Capital Metrics [1]		Table 10
(Dollars in millions)	June 30, 2018	December 31, 2017
Regulatory capital:
CET1	$17,590	$17,141
Tier 1 capital	19,637	19,622
Total capital	22,924	23,028
Assets:
RWA	$180,877	$175,950
Average total assets for leverage ratio	199,962	200,141
Risk-based ratios [2]:
CET1	9.72%	9.74%
Tier 1 capital	10.86	11.15
Total capital	12.67	13.09
Leverage	9.82	9.80
Total shareholders’ equity to assets	11.72	12.21
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

Our CET1 ratio decreased slightly compared to December 31, 2017, driven primarily by growth in risk weighted assets, offset partially by an increase in retained earnings. The Tier 1 capital and Total capital ratios declined compared to December 31, 2017, due to the impact of our Series E Preferred Stock redemption in March 2018, detailed in the "Capital Actions" section below. At June 30, 2018, our capital ratios were well above current regulatory requirements. See Note 13, "Capital," to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K for additional information regarding our regulatory capital adequacy requirements and metrics.

Capital Actions
We declared and paid common dividends of $374 million, or $0.80 per common share, for the six months ended June 30, 2018, compared to $253 million, or $0.52 per common share, for the six months ended June 30, 2017. Additionally, we declared dividends on our preferred stock of $55 million and $39 million during the six months ended June 30, 2018 and 2017, respectively.
Various regulations administered by federal and state bank regulatory authorities restrict the Bank's ability to distribute its retained earnings. At June 30, 2018 and December 31, 2017, the Bank's capacity to pay cash dividends to the Parent Company under these regulations totaled approximately $1.9 billion and $2.5 billion, respectively.
During the second quarter of 2018, we repurchased $330 million of our outstanding common stock, which completed our $1.32 billion of authorized common equity repurchases approved by the Board in conjunction with the 2017 capital plan.
In June 2018, we announced capital plans in response to the Federal Reserve's review of and non-objection to our 2018 capital plan submitted in conjunction with the 2018 CCAR. Our 2018 capital plan includes increases in our share repurchase program and quarterly common stock dividend, while maintaining our level of preferred stock dividends. Specifically, the 2018 capital plan authorized the repurchase of up to $2.0 billion of our outstanding common stock to be completed between the third quarter of 2018 and the second quarter of 2019, as well as a 25% increase in our quarterly common stock dividend from $0.40 per share to $0.50 per share, beginning in the third quarter of 2018, subject to Board approval.
In the first quarter of 2018, we used net proceeds from our November 2017 Series H Preferred Stock issuance to redeem all 4,500 shares of our outstanding higher cost Series E Preferred Stock. Our capital plan contemplates a preferred stock issuance, the timing of which will depend upon asset growth and our views on the interest rate environment.
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
In the second quarter of 2018, we established two additional executive committees:

•
The Strategic Initiative Review Committee ("SIRC") was formed to further support executive level review of strategic initiatives, critical programs, and strategic investments. The SIRC is co-chaired by the Chief Risk Officer and Chief Information Officer and is responsible for identifying constraints to business accelerations, challenging assumptions or execution strategies, and validating alignment with our purpose, risk appetite, and strategic direction.

•
The Technology Management Committee ("TMC") was formed to provide the Executive Council, comprised of the CEO and his direct reports, with a forum to discuss, debate, and challenge technology strategies and investments to ensure alignment of technology strategy execution across the Executive Council. The TMC is also co-chaired by the Chief Risk Officer and Chief Information Officer.

Credit Risk Management
There have been no significant changes in our Credit Risk Management practices as described in our 2017 Annual Report on Form 10-K.
Operational Risk Management
There have been no significant changes in our Operational Risk Management practices as described in our 2017 Annual Report on Form 10-K.
Market Risk Management
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices, and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and MVE to changes in interest rates, is our primary market risk and mainly arises from changes in the structure and composition of our balance sheet. Variable rate loans, prior to any hedging related actions, were approximately 57% of total loans at June 30, 2018, and after giving consideration to hedging related actions, were approximately 49% of total loans. Approximately 5% of our variable rate loans at June 30, 2018 had coupon rates that were equal to a contractually specified interest rate floor. In addition to balance sheet related interest rate risk, we are also exposed to market risk in our trading portfolios and other financial instruments measured at fair value. Our ALCO meets regularly and is responsible for reviewing our ALM and liquidity risk position in conformance with the established policies and limits designed to measure, monitor, and control market risk.

Market Risk from Non-Trading Activities
The primary goal of interest rate risk management is to control exposure to interest rate risk within policy limits approved by the Board. These limits reflect our appetite for interest rate risk over both short-term and long-term horizons. No limit breaches occurred during the six months ended June 30, 2018.
The major sources of our non-trading interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the absolute level and shape of the yield curve, as well as the embedded optionality in our products and related customer behavior. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, which, as described in additional detail below, are employed by management to understand net interest income sensitivity and MVE sensitivity. These measures show that our interest rate risk profile is modestly asset sensitive at June 30, 2018.
MVE and net interest income sensitivity are complementary interest rate risk metrics and should be viewed together. Net interest income sensitivity captures asset and liability repricing differences over one year and is considered a shorter term measure. MVE sensitivity captures the change in the discounted net present value of all on- and off-balance sheet items and is considered a longer term measure.
Positive net interest income sensitivity in a rising rate environment indicates that over the forecast horizon of one year, asset based interest income will increase more quickly than liability based interest expense. A negative MVE sensitivity in a rising rate environment indicates that the value of financial assets will decrease more than the value of financial liabilities.
One of the primary methods that we use to quantify and manage interest rate risk is simulation analysis, which we use to model net interest income from assets, liabilities, and derivative positions under various interest rate scenarios and balance sheet structures. We measure the sensitivity of net interest income over a one-year time horizon, as reflected in Table 11, as well as for multi-year time horizons. Key assumptions in this form of simulation analysis (and in the valuation analysis discussed below) relate to the behavior of interest rates and spreads, the changes in product balances, and the behavior of loan and deposit clients in different rate environments. This analysis incorporates various assumptions, the most significant of which relate to the repricing and behavioral fluctuations of deposits with indeterminate or non-contractual maturities.
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

Net Interest Income Asset Sensitivity		Table 11

	Estimated % Change in Net Interest Income Over 12 Months [1]
	June 30, 2018	December 31, 2017
Rate Change
+200 bps	2.8%	2.4%
+100 bps	1.5%	1.4%
-50 bps	(1.0)%	(1.0)%
1 Estimated % change of net interest income is reflected on a non-FTE basis.

Net interest income asset sensitivity at June 30, 2018 increased compared to December 31, 2017, driven primarily by changes in the composition of our balance sheet and a reduction in the notional balance of receive-fixed, pay-variable commercial loan hedges. See additional discussion related to net interest income in the "Net Interest Income/Margin" section of this MD&A.

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
At June 30, 2018, the MVE profile in Table 12 indicates a decline in net balance sheet value due to instantaneous upward changes in rates. This MVE sensitivity is reported for both upward and downward rate shocks.

Market Value of Equity Sensitivity		Table 12

	Estimated % Change in MVE
	June 30, 2018	December 31, 2017
Rate Change
+200 bps	(7.1)%	(7.6)%
+100 bps	(3.2)%	(3.3)%
-50 bps	1.1%	0.8%
The changes in MVE sensitivity at June 30, 2018 compared to December 31, 2017 were due to changes in the composition of our balance sheet as well as changes in market interest rates. While an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under these rate scenarios, we believe that a gradual shift in interest rates would have a much more modest impact.
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
In addition to VAR, as required by the Market Risk Rule issued by the U.S. banking regulators, we calculate Stressed VAR, which is used as a component of the total market risk capital charge. We calculate the Stressed VAR risk measure using a ten-day holding period at a one-tail, 99% confidence level and employ a historical simulation approach based on a continuous twelve-month historical window selected to reflect a period of significant financial stress for our trading portfolio. The historical period used in the selection of the stress window encompasses all recent financial crises. Our Stressed VAR calculation uses the same methodology and models as VAR, which is a requirement under the Market Risk Rule. Table 13 presents VAR and Stressed VAR for the three and six months ended June 30, 2018 and 2017, as well as VAR by Risk Factor at June 30, 2018 and 2017.

Value at Risk Profile			Table 13

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2018	2017	2018	2017
VAR (1-day holding period):
Period end	$2	$2	$2	$2
High	3	2	3	3
Low	2	2	1	2
Average	2	2	2	2
Stressed VAR (10-day holding period):
Period end	$89	$64	$89	$64
High	103	84	103	84
Low	58	32	25	22
Average	76	60	63	47
VAR by Risk Factor at period end (1-day holding period):
Equity risk			$2	$1
Interest rate risk			2	1
Credit spread risk			3	3
VAR total at period end (1-day diversified)			2	2

The trading portfolio, measured in terms of VAR, is predominantly comprised of four sub-portfolios of covered positions: (i) credit trading, (ii) fixed income securities, (iii) interest rate derivatives, and (iv) equity derivatives. The trading portfolio also contains other sub-portfolios, including foreign exchange rate and commodity derivatives; however, these trading risk exposures are not material. Our covered positions result primarily from underwriting and market making services for our clients, as well as associated risk mitigating hedging activity. The trading portfolio's VAR profile, presented in Table 13, is influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. Notwithstanding quarterly variation in the VAR associated with individual risk factors, average daily VAR as well as period end VAR for the three and six months ended June 30, 2018 remained largely unchanged compared to the same periods in 2017. Average Stressed VAR as well as period end Stressed VAR increased for the three and six months ended June 30, 2018 compared to the same periods in 2017. These increases in Stressed VAR were driven by higher balance sheet usage and a shift in the composition of our credit trading portfolio, as well as higher stressed exposures associated with our equity derivatives portfolio. The trading portfolio of covered positions did not contain any correlation trading positions or on- or off-balance sheet securitization positions during the six months ended June 30, 2018 or 2017.
In accordance with the Market Risk Rule, we evaluate the accuracy of our VAR model through daily backtesting by comparing aggregate daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) from covered positions with the corresponding daily VAR-based measures generated by the model. As illustrated in the following graph for the twelve months ended June 30, 2018, there were no firmwide VAR backtesting exceptions during this period. The total number of VAR backtesting exceptions over the preceding twelve months is used to determine the multiplication factor for the VAR-based capital requirement under the Market Risk Rule. The capital multiplication factor increases from a minimum of three to a maximum of four, depending on the number of exceptions. There was no change in the capital multiplication factor over the preceding twelve months.

Firmwide VAR Backtesting
$3
$2
$1
$0
($1)
($2)
($3)
($4)
($5)
$ Millions
Jul-17
Aug-17
Sep-17
Oct-17
Nov-17
Dec-17
Jan-18
Feb-18
Mar-18
Apr-18
May-18
Jun-18
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
LCR requirements under Regulation WW require large U.S. banking organizations to hold unencumbered high-quality liquid assets sufficient to withstand projected 30-day total net cash outflows, each as defined under the LCR rule. At June 30, 2018, our LCR calculated pursuant to the rule was above the 100% minimum regulatory requirement.
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
Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. The Bank borrows from the money markets using instruments such as Fed Funds, Eurodollars, and securities sold under agreements to repurchase. At June 30, 2018, the Bank retained a material cash position in its Federal Reserve account. The Parent Company also retained a material cash position in its account with the Bank in accordance with our policies and risk limits, discussed in greater detail below.
Sources of Funds. Our primary source of funds is a large, stable deposit base. Core deposits, predominantly made up of consumer and commercial deposits originated primarily from our retail branch network and Wholesale client base, are our largest and most cost-effective source of funding. Total deposits increased to $161.4 billion at June 30, 2018, from $160.8 billion at December 31, 2017.
We also maintain access to diversified sources for both secured and unsecured wholesale funding. These uncommitted sources include Fed Funds purchased from other banks, securities sold under agreements to repurchase, FHLB advances, and Global Bank Notes. Aggregate borrowings increased to $17.3 billion at June 30, 2018, from $14.6 billion at December 31, 2017.
As mentioned above, the Bank and Parent Company maintain programs to access the debt capital markets. The Parent Company maintains an SEC shelf registration from which it may issue senior or subordinated notes and various capital securities, such as common or preferred stock. Our Board has authorized the issuance of up to $5.0 billion of such securities under the

SEC shelf registration, of which $861 million and $1.7 billion of issuance capacity remained available at June 30, 2018 and December 31, 2017, respectively. The reduction in our SEC shelf registration issuance capacity was driven by the Parent Company's issuance of $850 million of 7-year fixed rate senior notes in April 2018.
The Bank maintains a Global Bank Note program under which it may issue senior or subordinated debt with various terms. In the first quarter of 2018, we issued $500 million of 5-year fixed rate senior notes and $750 million of 3-year fixed-to floating rate senior notes under this program. At June 30, 2018, the Bank retained $34.2 billion of remaining capacity to issue notes under the Global Bank Note program. See the “Recent Developments” section below for a description of issuances subsequent to June 30, 2018 under this program.
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
As illustrated in Table 14, at June 30, 2018, S&P has assigned a “Positive” outlook on our credit rating, while both Moody’s and Fitch maintained “Stable” outlooks. Future credit rating downgrades are possible, although not currently anticipated given these “Positive” and “Stable” credit rating outlooks.

Credit Ratings and Outlook			Table 14
June 30, 2018
	Moody’s	S&P	Fitch
SunTrust Banks, Inc.:
Senior debt	Baa1	BBB+	A-
Preferred stock	Baa3	BB+	BB

SunTrust Bank:
Long-term deposits	A1	A-	A
Short-term deposits	P-1	A-2	F1
Senior debt	Baal	A-	A-
Outlook	Stable	Positive	Stable
Our investment securities portfolio is a use of funds that is managed primarily as a store of liquidity, maintaining the majority of securities in liquid and high-grade asset classes, such as agency MBS, agency debt, and U.S. Treasury securities; nearly all of these securities qualify as high-quality liquid assets under the U.S. LCR Final Rule. At June 30, 2018, our securities AFS portfolio contained $27.5 billion of unencumbered high-quality, liquid securities at market value.
As mentioned above, we evaluate contingency funding scenarios to anticipate and manage the likely impact of impaired capital markets access and other adverse liquidity circumstances. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of contingency liquidity. These contingency liquidity sources include available cash reserves, the ability to sell, pledge, or borrow against unencumbered securities in our investment portfolio, the capacity to borrow from the FHLB system or the Federal Reserve discount window, and the ability to sell or securitize certain loan portfolios. Table 15 presents period end and average balances of our contingency liquidity sources for the second quarters of 2018 and 2017. These sources exceed our contingency liquidity needs as measured in our contingency funding scenarios.

Contingency Liquidity Sources				Table 15

	As of		Average for the Three Months Ended ¹
(Dollars in billions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Excess reserves	$3.4	$4.8	$2.1	$2.7
Free and liquid investment portfolio securities	27.5	27.4	27.8	27.6
Unused FHLB borrowing capacity	25.3	19.8	24.6	21.2
Unused discount window borrowing capacity	18.7	17.7	18.2	17.6
Total	$74.9	$69.7	$72.7	$69.1
1 Average based upon month-end data, except excess reserves, which is based upon a daily average.

Federal Home Loan Bank and Federal Reserve Bank Stock. We previously acquired capital stock in the FHLB of Atlanta as a precondition for becoming a member of that institution. As a member, we are able to take advantage of competitively priced advances as a wholesale funding source and to access grants and low-cost loans for affordable housing and community development projects, among other benefits. At June 30, 2018, we held $90 million of capital stock in the FHLB of Atlanta, an increase of $75 million compared to December 31, 2017 due to an increase in short-term FHLB advances over the same period. For each of the three and six months ended June 30, 2018 and 2017, we recognized an immaterial amount of dividends related to FHLB capital stock.
Similarly, to remain a member of the Federal Reserve System, we are required to hold a certain amount of capital stock, determined as either a percentage of the Bank’s capital or as a percentage of total deposit liabilities. At both June 30, 2018 and December 31, 2017, we held $403 million of Federal Reserve Bank of Atlanta stock. For both the three months ended June 30, 2018 and 2017, we recognized an immaterial amount of dividends related to Federal Reserve Bank of Atlanta stock. For the six months ended June 30, 2018 and 2017, we recognized dividends related to Federal Reserve Bank of Atlanta stock of $6 million and $4 million, respectively.

Parent Company Liquidity. Our primary measure of Parent Company liquidity is the length of time the Parent Company can meet its existing and forecasted obligations using its cash resources. We measure and manage this metric using forecasts from both normal and adverse conditions. Under adverse conditions, we measure how long the Parent Company can meet its capital and debt service obligations after experiencing material attrition of short-term unsecured funding and without the support of dividends from the Bank or access to the capital markets. Our ALCO and the Board have established risk limits against these metrics to manage the Parent Company’s liquidity by structuring its net maturity schedule to minimize the amount of debt maturing within a short period of time. A majority of the Parent Company’s liabilities are long-term in nature, coming from the proceeds of issuances of our capital securities and long-term senior and subordinated notes. See the “Borrowings” section of this MD&A, as well as Note 11, “Borrowings and Contractual Commitments,” to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K for further information regarding our debt.
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
Recent Developments. In the third quarter of 2018, the Bank issued $500 million of 4-year and $500 million of 6-year fixed-to-floating rate senior notes as well as $300 million of 4-year floating rate senior notes under our Global Bank Note program. The 4-year and 6-year fixed-to-floating rate notes pay a fixed annual coupon rate of 3.502% and 3.689% until August 2, 2021 and August 2, 2023, respectively, and pay a floating coupon rate thereafter of 3-month LIBOR plus 58.5 basis points and 3-month LIBOR plus 73.5 basis points, respectively. The 4-year floating rate notes pay a coupon rate of 3-month LIBOR plus 59 basis points. We may call the 4-year fixed-to-floating rate notes and the 4-year floating rate notes beginning on August 2, 2021, and we may call the 6-year fixed-to-floating rate notes either (i) on August 2, 2023, or (ii) on or after 180 days from July 26, 2018 and prior to August 2, 2023 under a "make-whole" provision. The 4-year and 6-year fixed-to-floating rate notes mature on August 2, 2022 and August 2, 2024, respectively, and the 4-year floating rate notes mature on August 2, 2022. These issuances allowed us to supplement our funding sources at a favorable borrowing rate and pay down maturing borrowings.
Other Liquidity Considerations. As presented in Table 16, we had an aggregate potential obligation of $90.6 billion to our clients in unused lines of credit at June 30, 2018. Commitments to extend credit are arrangements to lend to clients who have complied with predetermined contractual obligations. We also had $2.9 billion in letters of credit outstanding at June 30, 2018, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Approximately $199 million of these letters were available to support variable rate demand obligations at June 30, 2018. Unused commercial lines of credit increased since December 31, 2017, driven by increased production during the six months ended June 30, 2018. Residential mortgage commitments also increased since December 31, 2017, driven by the increase in IRLC volume outpacing the increase in closed loan volume during the six months ended June 30, 2018. Additionally, unused CRE lines of credit decreased since December 31, 2017, driven primarily by payoff-related line closures and lower originations.

Unfunded Lending Commitments				Table 16
	As of		Average for the Three Months Ended
(Dollars in millions)	June 30, 2018	December 31, 2017	June 30, 2018	June 30, 2017
Unused lines of credit:
Commercial	$62,057	$59,625	$61,938	$56,963
Residential mortgage commitments [1]	3,842	3,036	3,610	4,524
Home equity lines	10,130	10,086	10,151	10,278
CRE [2]	3,992	4,139	3,940	4,309
Credit card	10,603	10,533	10,593	10,160
Total unused lines of credit	$90,624	$87,419	$90,232	$86,234

Letters of credit:
Financial standby	$2,784	$2,453	$2,605	$2,647
Performance standby	100	125	110	127
Commercial	30	14	23	10
Total letters of credit	$2,914	$2,592	$2,738	$2,784
1 Includes residential mortgage IRLCs with notional balances of $1.8 billion and $1.7 billion at June 30, 2018 and December 31, 2017, respectively.
2 Includes commercial mortgage IRLCs and other commitments with notional balances of $247 million and $240 million at June 30, 2018 and December 31, 2017, respectively.
Other Market Risk
Except as discussed below, there have been no other significant changes to other market risk as described in our 2017 Annual Report on Form 10-K.
We measure our residential MSRs at fair value on a recurring basis and hedge the risk associated with changes in fair value. Residential MSRs totaled $2.0 billion and $1.7 billion at June 30, 2018 and December 31, 2017, respectively, and are managed and monitored as part of a comprehensive risk governance process, which includes established risk limits.
We originated residential MSRs with fair values at the time of origination of $74 million and $149 million during the three and six months ended June 30, 2018 and $65 million and $162 million during the three and six months ended June 30, 2017, respectively. Additionally, we purchased residential MSRs with a fair value of approximately $75 million during the six months ended June 30, 2018. No residential MSRs were purchased during the three months ended June 30, 2018 or the three and six months ended June 30, 2017.
We recognized a mark-to-market decrease in the fair value of our residential MSRs of $30 million and an increase of $26 million during the three and six months ended June 30, 2018 and decreases of $101 million and $125 million during the three and six months ended June 30, 2017, respectively. Changes in fair value include the decay resulting from the realization of monthly net servicing cash flows. We recognized net losses related to residential MSRs, inclusive of fair value changes and related hedges, of $67 million and $120 million for the three and six months ended June 30, 2018 and $56 million and $99 million for the three and six months ended June 30, 2017, respectively. Compared to the prior year periods, the increase in net losses related to residential MSRs was primarily driven by higher decay combined with lower net hedge performance in the current periods. Higher decay was driven by an increase in residential MSR asset value as well as an increase in the size of the servicing portfolio, offset partially by a decrease in payoffs. All other servicing rights, which include commercial mortgage and consumer indirect loan servicing rights, are not measured at fair value on a recurring basis, and therefore, are not subject to the same market risks associated with residential MSRs.

OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business we engage in certain activities that are not reflected in our Consolidated Balance Sheets, generally referred to as "off-balance sheet arrangements." These activities involve transactions with unconsolidated VIEs as well as other arrangements, such as commitments and guarantees, to meet the financing needs of our clients and to support ongoing operations. Additional information regarding these types of activities is included in the "Liquidity Risk Management" section of this MD&A, Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," and Note 14, "Guarantees," to the Consolidated Financial Statements in this Form 10-Q, as well as in our 2017 Annual Report on Form 10-K.

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

Net Income by Business Segment				Table 17

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2018	2017 [1,2]	2018	2017 [1,2]
Consumer	$394	$244	$706	$436
Wholesale	378	301	740	569

Corporate Other	(5)	21	4	79
Reconciling Items [3]	(45)	(38)	(85)	(89)
Total Corporate Other	(50)	(17)	(81)	(10)
Consolidated Net Income	$722	$528	$1,365	$995

[1]
During the second quarter of 2018, certain business banking clients were transferred from the Wholesale business segment to the Consumer business segment. For all periods prior to the second quarter of 2018, the corresponding financial results have been transferred to the Consumer business segment for comparability purposes.

[2]
During the fourth quarter of 2017, we sold PAC, the results of which were previously reported within the Wholesale business segment. For all periods prior to January 1, 2018, PAC's financial results, including the gain on sale, have been transferred to Corporate Other for enhanced comparability of the Wholesale business segment excluding PAC.

[3]
Reflects differences between net income reported for each business segment using management accounting practices and U.S. GAAP. Prior period information has been restated to reflect changes in internal reporting methodology. See additional information in Note 18, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q.

Table 18 presents average LHFI and average deposits for our reportable business segments:

Average LHFI and Deposits by Business Segment				Table 18

	Three Months Ended June 30
	Average LHFI		Average Consumer and Commercial Deposits
(Dollars in millions)	2018	2017 [1,2]	2018	2017 [1,2]
Consumer	$75,450	$73,680	$111,555	$109,580
Wholesale	68,615	69,365	47,431	49,381
Corporate Other	91	1,395	(29)	175

	Six Months Ended June 30
	Average LHFI		Average Consumer and Commercial Deposits
(Dollars in millions)	2018	2017 [1,2]	2018	2017 [1,2]
Consumer	$75,564	$73,247	$110,432	$108,818
Wholesale	67,889	69,469	48,638	50,070
Corporate Other	89	1,342	(7)	118

[1]
During the second quarter of 2018, certain business banking clients were transferred from the Wholesale business segment to the Consumer business segment. For all periods prior to the second quarter of 2018, the corresponding financial results have been transferred to the Consumer business segment for comparability purposes.

[2]
During the fourth quarter of 2017, we sold PAC, the assets and liabilities of which were previously reported within the Wholesale business segment. For all periods prior to January 1, 2018, PAC's assets and liabilities, including loans and deposits, have been transferred to Corporate Other for enhanced comparability of the Wholesale business segment excluding PAC.

BUSINESS SEGMENT RESULTS
Six Months Ended June 30, 2018 versus Six Months Ended June 30, 2017
Consumer
Consumer reported net income of $706 million for the six months ended June 30, 2018, an increase of $270 million, or 62%, compared to the same period in 2017. The increase was driven primarily by higher net interest income, lower provision for credit losses, and lower provision for income taxes, offset partially by lower noninterest income.
Net interest income was $2.1 billion, an increase of $156 million, or 8%, compared to the same period in 2017, driven by improved spreads on deposit balances. Net interest income related to deposits increased $156 million, or 14%, driven by a 26 basis point increase in deposit spreads and a $1.6 billion, or 1%, increase in average deposit balances. Net interest income on earning assets decreased $4 million, or 1%, driven primarily by a 6 basis point decrease in loan spreads and lower mortgage LHFS balances, offset by a $2.3 billion, or 3%, increase in average LHFI balances. Consumer loan growth was driven by increases in residential mortgages as well as online and student lending, offset partially by declines in home equity products.
Provision for credit losses was $65 million, a decrease of $106 million, or 62%, compared to the same period in 2017. The decrease was driven by lower net charge-offs, improved credit quality, and the release of hurricane-related ALLL reserves.
Total noninterest income was $904 million, a decrease of $41 million, or 4%, compared to the same period in 2017. The decrease was driven primarily by lower mortgage production related income as well as the impact of our adoption of the revenue recognition accounting standard on January 1, 2018, which resulted in the netting of certain expense items that were previously recognized in noninterest expense against client transaction-related fee income.
Total noninterest expense was $2.0 billion, a decrease of $6 million compared to the same period in 2017. The decrease was driven largely by favorable developments with certain legal matters, lower branch network-related activities, lower fraud losses, and the impact of adopting the aforementioned revenue recognition accounting standard.
Wholesale
Wholesale reported net income of $740 million for the six months ended June 30, 2018, an increase of $171 million, or 30%, compared to the same period in 2017. The increase was due to higher net interest income, lower provision for credit losses, and lower provision for income taxes, offset partially by lower noninterest income.
Net interest income was $1.1 billion, an increase of $48 million, or 5%, compared to the same period in 2017, driven primarily by improved spreads on both deposits and equity, offset partially by declines in loan and deposit volume. Net interest income related to deposits increased $59 million, or 16%, as a result of improved spreads, offset partially by decreased deposit volumes. Average deposit balances decreased $1.4 billion, or 3%, as a result of decreases in money market accounts and non-interest commercial DDAs, offset partially by increases in interest-bearing transaction accounts and business CD products. Net interest income related to LHFI decreased $32 million, or

6%, as a result of lower loan volume and spreads. The 2017 Tax Act specifically impacted tax exempt loan and lease spreads, accounting for $23 million of the $32 million year-over-year decline in net interest income related to LHFI. Average loans decreased $1.6 billion, or 2%, primarily in C&I loans. Net interest income related to equity increased $26 million, or 33%, due to higher equity balances and spreads.
Provision for credit losses was a benefit of $6 million, a decrease of $44 million compared to the same period in 2017. The decrease was due to lower loan volumes and continued improvement in overall Wholesale credit quality.
Total noninterest income was $751 million, a decrease of $20 million, or 3%, compared to the same period in 2017. The decrease was driven largely by lower investment banking income, which decreased $16 million, or 5%, as a result of lower syndication and high yield bond fees. Tax credits decreased $15 million, or 20%, driven by the lower effective tax rate for the six months ended June 30, 2018. Commercial credit related fees were down $16 million, or 9%, as a result of lower bridge loan commitment fees. These decreases were offset partially by a $23 million remeasurement gain on an equity investment following our adoption of the recognition and measurement of financial assets accounting standard on January 1, 2018 and a $9 million, or 10%, increase in trading fees resulting from higher client-related derivative activity.
Total noninterest expense was $876 million, an increase of $9 million, or 1%, compared to the same period in 2017. The increase was due to $8 million of higher investment banking transaction expenses related to the impact of our adoption of the revenue recognition accounting standard on January 1, 2018, and higher amortization expense associated with STCC tax credit investments, offset partially by lower headcount and incentive related compensation.
Corporate Other
Corporate Other net income was $4 million for the six months ended June 30, 2018, a decrease of $75 million, or 95%, compared to the same period in 2017. The decrease in net income was due primarily to lower net interest income.
Net interest income was a net expense of $69 million, a decrease of $104 million compared to the same period in 2017. The decrease was driven by lower commercial loan-related swap income due to higher benchmark interest rates. Average long-term debt decreased $456 million, or 5%, and average short-term borrowings increased $364 million, or 19%, driven by balance sheet management activities.
Total noninterest income was $40 million, a decrease of $1 million, or 2%, compared to the same period in 2017. In the second quarter of 2018, we recognized a $12 million mark-to-market gain on an equity investment in GreenSky, Inc.
Total noninterest expense was a benefit of $62 million for the six months ended June 30, 2018. The benefit increased $46 million compared to the same period in 2017 due primarily to higher recoveries of internal expense allocations during the current period.

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures				Table 19
(Dollars in millions and shares in thousands, except per share data)
	Three Months Ended June 30		Six Months Ended June 30
Selected Financial Data	2018	2017	2018	2017
Summary of Operations:
Interest income	$1,759	$1,583	$3,427	$3,111
Interest expense	271	180	499	342
Net interest income	1,488	1,403	2,928	2,769
Provision for credit losses	32	90	60	209
Net interest income after provision for credit losses	1,456	1,313	2,868	2,560
Noninterest income	829	827	1,626	1,674
Noninterest expense	1,390	1,388	2,807	2,853
Income before provision for income taxes	895	752	1,687	1,381
Provision for income taxes	171	222	318	381
Net income attributable to noncontrolling interest	2	2	4	5
Net income	$722	$528	$1,365	$995
Net income available to common shareholders	$697	$505	$1,310	$956
Net interest income-FTE [1]	$1,510	$1,439	$2,971	$2,839
Total revenue	2,317	2,230	4,554	4,443
Total revenue-FTE [1]	2,339	2,266	4,597	4,513
Net income per average common share:
Diluted	$1.49	$1.03	$2.78	$1.94
Basic	1.50	1.05	2.80	1.97
Dividends declared per common share	0.40	0.26	0.80	0.52
Book value per common share			47.70	46.51
Tangible book value per common share [2]			34.40	33.83
Market capitalization			30,712	27,319
Market price per common share:
High	$71.14	$58.75	$73.37	$61.69
Low	65.08	52.69	64.32	52.69
Close	66.02	56.72	66.02	56.72
Selected Average Balances:
Total assets	$204,548	$204,494	$204,341	$204,374
Earning assets	184,566	184,057	183,725	183,833
LHFI	144,156	144,440	143,542	144,058
Intangible assets including residential MSRs	8,355	8,024	8,300	8,025
Residential MSRs	1,944	1,603	1,889	1,603
Consumer and commercial deposits	158,957	159,136	159,063	159,006
Preferred stock	2,025	1,720	2,206	1,474
Total shareholders’ equity	24,095	24,139	24,349	23,906
Average common shares - diluted	469,339	488,020	471,468	491,989
Average common shares - basic	465,529	482,913	467,117	486,482
Financial Ratios (Annualized):
ROA	1.42%	1.03%	1.35%	0.98%
ROE	12.73	9.08	11.98	8.64
ROTCE [3]	17.74	12.51	16.67	11.90
Net interest margin	3.23	3.06	3.21	3.04
Net interest margin-FTE [1]	3.28	3.14	3.26	3.11
Efficiency ratio [4]	59.98	62.24	61.63	64.21
Efficiency ratio-FTE [1,4]	59.41	61.24	61.06	63.21
Tangible efficiency ratio-FTE [1,4,5]	58.69	60.59	60.37	62.59
Total average shareholders’ equity to total average assets	11.78	11.80	11.92	11.70
Tangible common equity to tangible assets [6]			7.96	8.11
Common dividend payout ratio			26.7	24.8

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)

Selected Financial Data (continued)	Six Months Ended June 30
Capital Ratios at period end [7]:	2018	2017
CET1	9.72%	9.68%
Tier 1 capital	10.86	10.81
Total capital	12.67	12.75
Leverage	9.82	9.55

(Dollars in millions, except per share data)	Three Months Ended June 30		Six Months Ended June 30
Reconcilement of Non-U.S. GAAP Measures	2018	2017	2018	2017
Net interest margin	3.23%	3.06%	3.21%	3.04%
Impact of FTE adjustment	0.05	0.08	0.05	0.07
Net interest margin-FTE [1]	3.28%	3.14%	3.26%	3.11%

Efficiency ratio [4]	59.98%	62.24%	61.63%	64.21%
Impact of FTE adjustment	(0.57)	(1.00)	(0.57)	(1.00)
Efficiency ratio-FTE [1,4]	59.41	61.24	61.06	63.21
Impact of excluding amortization related to intangible assets and certain tax credits	(0.72)	(0.65)	(0.69)	(0.62)
Tangible efficiency ratio-FTE [1,4,5]	58.69%	60.59%	60.37%	62.59%

ROE	12.73%	9.08%	11.98%	8.64%
Impact of removing average intangible assets other than residential MSRs and other servicing rights from average common shareholders' equity, and removing related pre-tax amortization expense from net income available to common shareholders	5.01	3.43	4.69	3.26
ROTCE [3]	17.74%	12.51%	16.67%	11.90%

Net interest income	$1,488	$1,403	$2,928	$2,769
FTE adjustment	22	36	43	70
Net interest income-FTE [1]	1,510	1,439	2,971	2,839
Noninterest income	829	827	1,626	1,674
Total revenue-FTE [1]	$2,339	$2,266	$4,597	$4,513

(Dollars in millions, except per share data)			June 30, 2018	June 30, 2017
Total shareholders’ equity			$24,316	$24,477
Goodwill, net of deferred taxes [8]			(6,172)	(6,085)
Other intangible assets (including residential MSRs and other servicing rights)			(2,036)	(1,689)
Residential MSRs and other servicing rights			2,022	1,671
Tangible equity [6]			18,130	18,374
Noncontrolling interest			(103)	(103)
Preferred stock			(2,025)	(1,975)
Tangible common equity [6]			$16,002	$16,296

Total assets			$207,505	$207,223
Goodwill			(6,331)	(6,338)
Other intangible assets (including residential MSRs and other servicing rights)			(2,036)	(1,689)
Residential MSRs and other servicing rights			2,022	1,671
Tangible assets			$201,160	$200,867
Tangible common equity to tangible assets [6]			7.96%	8.11%
Tangible book value per common share [2]			$34.40	$33.83

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)

(Dollars in millions)
Reconciliation of PPNR [9]	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Income before provision for income taxes	$895	$1,687
Provision for credit losses	32	60
Less:
Net securities gains	—	1
PPNR	$927	$1,746
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
7 Basel III capital ratios are calculated under the standardized approach using regulatory capital methodology applicable to us for each period presented, including the phase-in of transition provisions. Refer to the "Capital Resources" section of this MD&A for additional regulatory capital information.
8 Net of deferred taxes of $159 million and $253 million at June 30, 2018 and 2017, respectively.
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
Evaluation of Disclosure Controls and Procedures
The Company's management conducted an evaluation, under the supervision and with the participation of its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) at June 30, 2018. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at June 30, 2018.

Changes in Internal Control over Financial Reporting
Effective January 1, 2018, the Company adopted several new accounting standards and implemented relevant changes to its control activities and processes to monitor and maintain appropriate internal controls over financial reporting. There were no other changes to the Company’s internal control over financial reporting during the six months ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Refer to the Company's 2017 Annual Report on Form 10-K for additional information.

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
The risks described in this report and in the Company's 2017 Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known, or that the Company currently deems to be immaterial, also may adversely affect the Company's business, financial condition, or future results. In addition to the information set forth in this report, factors discussed in Part I, Item 1A., “Risk Factors,” in the Company's 2017 Annual Report on Form 10-K and in Part II, Item 1A., “Risk Factors,” in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2018, which could materially affect the Company's business, financial condition, or future results, should be carefully considered.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities:

				Table 20
	Common Stock [1]
	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Equity that May Yet Be Purchased Under the Plans or Programs at Period End (in millions)
January 1 - 31	4,550,359	$68.03	4,550,359	$350
February 1 - 28	287,254	71.08	287,254	330
March 1 - 31	—	—	—	330
Total during first quarter of 2018	4,837,613	68.22	4,837,613	330

April 1 - 30	4,910,576	67.20	4,910,576	—
May 1 - 31	—	—	—	—
June 1 - 30	—	—	—	—
Total during second quarter of 2018	4,910,576	67.20	4,910,576	—

Total year-to-date 2018	9,748,189	$67.70	9,748,189	$—
1 During the three and six months ended June 30, 2018, no shares of SunTrust common stock were surrendered by participants in SunTrust's employee stock option plans, where participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock that the participant already owns. SunTrust considers any such shares surrendered by participants in SunTrust's employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs.

During the second quarter of 2018, the Company repurchased $330 million of its outstanding common stock at market value, completing its repurchase of $1.32 billion of authorized common equity under the 2017 CCAR capital plan, which the Company initially announced on June 28, 2017 and which effectively expired on June 30, 2018.
On June 28, 2018, the Company announced that the Federal Reserve had no objections to the repurchase of up to $2.0 billion of the Company's outstanding common stock to be completed between July 1, 2018 and June 30, 2019, as part of the Company's 2018 capital plan submitted in connection with the 2018 CCAR.
At June 30, 2018, a total of 1.2 million Series A and B warrants to purchase the Company's common stock remained outstanding. The Series A and B warrants have expiration dates of December 2018 and November 2018, respectively.

In the first quarter of 2018, the Company redeemed all 4,500 issued and outstanding shares of its Series E Preferred Stock in accordance with the terms of the Series E Preferred Stock. The Company did not repurchase any shares of its Series A Preferred Stock, Series B Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, or Series H Preferred Stock during the first six months of 2018, and there was no unused Board authority to repurchase any shares of Series A Preferred Stock, Series B Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, or Series H Preferred Stock.
Refer to the Company's 2017 Annual Report on Form 10-K for additional information regarding the Company's equity securities.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

Exhibit Number	Description
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

SUNTRUST BANKS, INC.
(Registrant)

Date:	August 3, 2018	By: /s/ R. Ryan Richards
R. Ryan Richards, Senior Vice President and Controller (on behalf of the registrant and as Principal Accounting Officer)