Form 10-Q
period 2018-09-30
SUNTRUST BANKS INC
filed 2018-11-02
CIK 750556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

At October 31, 2018, 449,285,214 shares of the registrant’s common stock, $1.00 par value, were outstanding.

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

ii

PART I - FINANCIAL INFORMATION
The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)
SunTrust Banks, Inc.
Consolidated Statements of Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions and shares in thousands, except per share data) (Unaudited)	2018	2017	2018	2017
Interest Income
Interest and fees on loans held for investment	$1,549	$1,382	$4,424	$4,009
Interest and fees on loans held for sale	22	24	67	70
Interest on securities available for sale [1]	212	191	628	560
Trading account interest and other [1]	51	38	142	108
Total interest income	1,834	1,635	5,261	4,747
Interest Expense
Interest on deposits	193	111	484	286
Interest on long-term debt	95	76	252	216
Interest on other borrowings	34	18	85	46
Total interest expense	322	205	821	548
Net interest income	1,512	1,430	4,440	4,199
Provision for credit losses	61	120	121	330
Net interest income after provision for credit losses	1,451	1,310	4,319	3,869
Noninterest Income
Service charges on deposit accounts	144	154	433	453
Other charges and fees [2]	89	89	264	270
Card fees	75	86	241	255
Investment banking income [2]	150	169	453	501
Trading income	42	51	137	148
Trust and investment management income	80	79	230	229
Retail investment services	74	69	219	208
Mortgage servicing related income	43	46	138	148
Mortgage production related income	40	61	118	170
Commercial real estate related income	24	17	66	61
Net securities gains	—	—	1	1
Other noninterest income	21	25	108	76
Total noninterest income	782	846	2,408	2,520
Noninterest Expense
Employee compensation	719	725	2,141	2,152
Employee benefits	76	81	310	302
Outside processing and software	234	203	667	612
Net occupancy expense	86	94	270	280
Marketing and customer development	45	45	127	129
Equipment expense	40	40	124	123
Regulatory assessments	39	47	118	143
Amortization	19	22	51	49
Operating losses/(gains)	18	(34)	40	17
Other noninterest expense	108	168	343	436
Total noninterest expense	1,384	1,391	4,191	4,243
Income before provision for income taxes	849	765	2,536	2,146
Provision for income taxes	95	225	412	606
Net income including income attributable to noncontrolling interest	754	540	2,124	1,540
Less: Net income attributable to noncontrolling interest	2	2	7	7
Net income	752	538	2,117	1,533
Less: Preferred stock dividends	26	26	81	65
Net income available to common shareholders	$726	$512	$2,036	$1,468

Net income per average common share:
Diluted	$1.56	$1.06	$4.34	$3.00
Basic	1.58	1.07	4.38	3.04
Dividends declared per common share	0.50	0.40	1.30	0.92
Average common shares outstanding - diluted	464,164	483,640	469,006	489,176
Average common shares outstanding - basic	460,252	478,258	464,804	483,711
1 Beginning January 1, 2018, the Company reclassified equity securities previously presented in Securities available for sale to Other assets on the Consolidated Balance Sheets and began presenting income associated with certain of these equity securities in Trading account interest and other. For periods prior to January 1, 2018, this income was previously presented in Interest on securities available for sale and has been reclassified to Trading account interest and other for comparability.
2 Beginning July 1, 2018, the Company began presenting bridge commitment fee income related to capital market transactions in Investment banking income on the Consolidated Statements of Income. For periods prior to July 1, 2018, this income was previously presented in Other charges and fees and has been reclassified to Investment banking income for comparability.

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions) (Unaudited)	2018	2017	2018	2017
Net income	$752	$538	$2,117	$1,533
Components of other comprehensive (loss)/income:
Change in net unrealized (losses)/gains on securities available for sale, net of tax of ($55), $24, ($223), and $57, respectively	(178)	40	(726)	97
Change in net unrealized losses on derivative instruments, net of tax of ($6), ($1), ($55), and ($7), respectively	(20)	(2)	(179)	(13)
Change in credit risk adjustment on long-term debt, net of tax of $0, $1, $1, and $1, respectively	—	1	3	1
Change related to employee benefit plans, net of tax of $1, $2, $1, and $3, respectively	3	3	2	1
Total other comprehensive (loss)/income, net of tax	(195)	42	(900)	86
Total comprehensive income	$557	$580	$1,217	$1,619

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Balance Sheets

(Dollars in millions and shares in thousands, except per share data)	September 30, 2018	December 31, 2017
Assets	(Unaudited)
Cash and due from banks	$6,206	$5,349
Federal funds sold and securities borrowed or purchased under agreements to resell	1,374	1,538
Interest-bearing deposits in other banks	25	25
Cash and cash equivalents	7,605	6,912
Trading assets and derivative instruments [1]	5,676	5,093
Securities available for sale [2,3]	30,984	30,947
Loans held for sale ($1,822 and $1,577 at fair value at September 30, 2018 and December 31, 2017, respectively)	1,961	2,290
Loans held for investment [4] ($168 and $196 at fair value at September 30, 2018 and December 31, 2017, respectively)	147,215	143,181
Allowance for loan and lease losses	(1,623)	(1,735)
Net loans held for investment	145,592	141,446
Premises and equipment, net	1,555	1,734
Goodwill	6,331	6,331
Other intangible assets (Residential MSRs at fair value: $2,062 and $1,710 at September 30, 2018 and December 31, 2017, respectively)	2,140	1,791
Other assets [3] ($92 and $56 at fair value at September 30, 2018 and December 31, 2017, respectively)	9,432	9,418
Total assets	$211,276	$205,962

Liabilities
Noninterest-bearing deposits	$41,870	$42,784
Interest-bearing deposits ($384 and $236 at fair value at September 30, 2018 and December 31, 2017, respectively)	118,508	117,996
Total deposits	160,378	160,780
Funds purchased	3,354	2,561
Securities sold under agreements to repurchase	1,730	1,503
Other short-term borrowings	2,856	717
Long-term debt [5] ($235 and $530 at fair value at September 30, 2018 and December 31, 2017, respectively)	14,289	9,785
Trading liabilities and derivative instruments	1,863	1,283
Other liabilities	2,667	4,179
Total liabilities	187,137	180,808
Shareholders’ Equity
Preferred stock, no par value	2,025	2,475
Common stock, $1.00 par value	553	550
Additional paid-in capital	9,001	9,000
Retained earnings	19,111	17,540
Treasury stock, at cost, and other [6]	(4,677)	(3,591)
Accumulated other comprehensive loss, net of tax	(1,874)	(820)
Total shareholders’ equity	24,139	25,154
Total liabilities and shareholders’ equity	$211,276	$205,962

Common shares outstanding [7]	458,626	470,931
Common shares authorized	750,000	750,000
Preferred shares outstanding	20	25
Preferred shares authorized	50,000	50,000
Treasury shares of common stock	94,038	79,133

[1] Includes trading securities pledged as collateral where counterparties have the right to sell or repledge the collateral	$1,362	$1,086
[2] Includes securities AFS pledged as collateral where counterparties have the right to sell or repledge the collateral	164	223
[3] Beginning January 1, 2018, the Company reclassified equity securities previously presented in Securities available for sale to Other assets. Reclassifications have been made to previously reported amounts for comparability.

[4] Includes loans held for investment of consolidated VIEs	159	179
[5] Includes debt of consolidated VIEs	168	189
[6] Includes noncontrolling interest	101	103
[7] Includes restricted shares	7	9

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Shareholders’ Equity

(Dollars and shares in millions, except per share data) (Unaudited)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock and Other [1]	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2017	$1,225	491	$550	$9,010	$16,000	($2,346)	($821)	$23,618
Net income	—	—	—	—	1,533	—	—	1,533
Other comprehensive income	—	—	—	—	—	—	86	86
Change in noncontrolling interest	—	—	—	—	—	(2)	—	(2)
Common stock dividends, $0.92 per share	—	—	—	—	(443)	—	—	(443)
Preferred stock dividends [2]	—	—	—	—	(65)	—	—	(65)
Issuance of preferred stock, Series G	750	—	—	(7)	—	—	—	743
Repurchase of common stock	—	(17)	—	—	—	(984)	—	(984)
Exercise of stock options and stock compensation expense	—	1	—	(14)	—	27	—	13
Restricted stock activity	—	1	—	(4)	(4)	31	—	23
Balance, September 30, 2017	$1,975	476	$550	$8,985	$17,021	($3,274)	($735)	$24,522

Balance, January 1, 2018	$2,475	471	$550	$9,000	$17,540	($3,591)	($820)	$25,154
Cumulative effect adjustment related to ASU adoptions [3]	—	—	—	—	144	—	(154)	(10)
Net income	—	—	—	—	2,117	—	—	2,117
Other comprehensive loss	—	—	—	—	—	—	(900)	(900)
Change in noncontrolling interest	—	—	—	—	—	(2)	—	(2)
Common stock dividends, $1.30 per share	—	—	—	—	(603)	—	—	(603)
Preferred stock dividends [2]	—	—	—	—	(81)	—	—	(81)
Redemption of preferred stock, Series E	(450)	—	—	—	—	—	—	(450)
Repurchase of common stock	—	(17)	—	—	—	(1,160)	—	(1,160)
Exercise of stock options and stock compensation expense	—	1	—	—	—	36	—	36
Exercise of stock warrants	—	3	3	(3)	—	—	—	—
Restricted stock activity	—	1	—	4	(6)	40	—	38
Balance, September 30, 2018	$2,025	459	$553	$9,001	$19,111	($4,677)	($1,874)	$24,139
1 At September 30, 2018, includes ($4,777) million for treasury stock, less than ($1) million for the compensation element of restricted stock, and $101 million for noncontrolling interest.
At September 30, 2017, includes ($3,374) million for treasury stock, less than ($1) million for the compensation element of restricted stock, and $101 million for noncontrolling interest.
2 For the nine months ended September 30, 2018, dividends were $3,044 per share for both Series A and B Preferred Stock, $1,469 per share for Series E Preferred Stock, $4,219 per share for Series F Preferred Stock, $3,788 per share for Series G Preferred Stock, and $4,285 per share for Series H Preferred Stock.
For the nine months ended September 30, 2017, dividends were $3,044 per share for both Series A and B Preferred Stock, $4,406 per share for Series E Preferred Stock, $4,219 per share for Series F Preferred Stock, and $2,090 per share for Series G Preferred Stock.
3 Related to the Company's adoption of ASU 2014-09, ASU 2016-01, ASU 2017-12, and ASU 2018-02 on January 1, 2018. See Note 1, "Significant Accounting Policies," for additional information.

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc. Consolidated Statements of Cash Flows

	Nine Months Ended September 30
(Dollars in millions) (Unaudited)	2018	2017
Cash Flows from Operating Activities:
Net income including income attributable to noncontrolling interest	$2,124	$1,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	535	540
Origination of servicing rights	(260)	(262)
Provisions for credit losses and foreclosed property	130	336
Stock-based compensation	118	121
Net securities gains	(1)	(1)
Net gains on sale of loans held for sale, loans, and other assets	(83)	(183)
Net decrease in loans held for sale	382	1,488
Net increase in trading assets and derivative instruments	(818)	(272)
Net increase in other assets [1]	(1,713)	(835)
Net increase/(decrease) in other liabilities	478	(267)
Net cash provided by operating activities	892	2,205
Cash Flows from Investing Activities:
Proceeds from maturities, calls, and paydowns of securities available for sale	2,840	3,169
Proceeds from sales of securities available for sale	2,047	1,486
Purchases of securities available for sale	(5,534)	(5,344)
Net increase in loans, including purchases of loans	(4,566)	(1,839)
Proceeds from sales of loans and leases	199	520
Net cash paid for servicing rights	(73)	—
Payments for bank-owned life insurance policy premiums [1]	(201)	(127)
Proceeds from the settlement of bank-owned life insurance [1]	8	3
Capital expenditures	(170)	(233)
Proceeds from the sale of other real estate owned and other assets	148	183
Other investing activities [1]	1	9
Net cash used in investing activities	(5,301)	(2,173)
Cash Flows from Financing Activities:
Net (decrease)/increase in total deposits	(402)	2,339
Net increase in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	3,159	685
Proceeds from issuance of long-term debt	5,111	2,623
Repayments of long-term debt	(484)	(3,073)
Proceeds from the issuance of preferred stock	—	743
Repurchase of preferred stock	(450)	—
Repurchase of common stock	(1,160)	(984)
Common and preferred stock dividends paid	(664)	(485)
Taxes paid related to net share settlement of equity awards	(44)	(38)
Proceeds from exercise of stock options	36	13
Net cash provided by financing activities	5,102	1,823
Net increase in cash and cash equivalents	693	1,855
Cash and cash equivalents at beginning of period	6,912	6,423
Cash and cash equivalents at end of period	$7,605	$8,278

Supplemental Disclosures:
Loans transferred from loans held for sale to loans held for investment	$23	$16
Loans transferred from loans held for investment to loans held for sale	449	218
Loans transferred from loans held for investment and loans held for sale to other real estate owned	44	43
Non-cash impact of debt assumed by purchaser in lease sale	—	9
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
Securities AFS are reviewed for OTTI on a quarterly basis. In determining whether OTTI exists for securities AFS in an unrealized loss position, the Company assesses whether it has the intent to sell the security or assesses the likelihood of selling the security prior to the recovery of its amortized cost basis. If the Company intends to sell the security or it is more-likely-than-not that the Company will be required to sell the security prior to the recovery of its amortized cost basis, the security is written down to fair value, and the full amount of any impairment charge is recognized as a component of Noninterest income in the Consolidated Statements of Income. If the Company does not intend to sell the security and it is more-likely-than-not that the Company will not be required to sell the security prior to recovery of its amortized cost basis, only the credit component of any impairment of a security is recognized as a component of Noninterest income in the Consolidated Statements of Income, with the amount of any remaining unrealized losses recorded in OCI.
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

Notes to Consolidated Financial Statements (Unaudited), continued

also evaluates contracts, such as brokered deposits and debt, to determine whether any embedded derivatives are required to be bifurcated and separately accounted for as freestanding derivatives.
Certain derivatives used as risk management tools are designated as accounting hedges of the Company’s exposure to changes in interest rates or other identified market risks. The Company prepares written hedge documentation for all derivatives which are designated as hedges of (i) changes in the fair value of a recognized asset or liability (fair value hedge) attributable to a specified risk or (ii) a forecasted transaction, such as the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The written hedge documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item and methodologies for assessing and measuring hedge effectiveness, along with support for management’s assertion that the hedge will be highly effective. Methodologies related to hedge effectiveness include (i) statistical regression analysis of changes in the cash flows of the actual derivative and hypothetical derivatives, or (ii) statistical regression analysis of changes in the fair values of the actual derivative and the hedged item.
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
Hedge accounting ceases for hedging relationships that are no longer deemed effective, or for which the derivative has been terminated or de-designated. For discontinued fair value hedges where the hedged item remains outstanding, the hedged item would cease to be remeasured at fair value attributable to changes in the hedged risk and any existing basis adjustment would be recognized as an adjustment to net interest income over the remaining life of the hedged item. For discontinued cash flow hedges, the unrealized gains and losses recorded in AOCI would be reclassified to earnings in the period when the previously designated hedged cash flows occur unless it was determined that transaction was probable to not occur, in which case any unrealized gains and losses in AOCI would be immediately reclassified to earnings.
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

Subsequent Events
The Company evaluated events that occurred between September 30, 2018 and the date the accompanying financial statements were issued, and there were no material events, other than those already discussed in this Form 10-Q, that would require recognition in the Company's Consolidated Financial Statements or disclosure in the accompanying Notes.

Accounting Pronouncements
The following table summarizes ASUs issued by the FASB that were adopted during the current year or not yet adopted as of September 30, 2018, that could have a material effect on the Company's financial statements:

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
January 1, 2018
The Company adopted these ASUs on a modified retrospective basis beginning January 1, 2018. Upon adoption, the Company recognized an immaterial cumulative effect adjustment that resulted in a decrease to the beginning balance of retained earnings as of January 1, 2018. Furthermore, the Company prospectively changed the presentation of certain types of revenue and expenses, such as underwriting revenue within investment banking income which is shown on a gross basis, and certain cash promotions and card network expenses, which were reclassified from noninterest expense to service charges on deposit accounts, card fees, and other charges and fees. The net quantitative impact of these presentation changes decreased both revenue and expenses by $9 million and $16 million for the three and nine months ended September 30, 2018, respectively; however, these presentation changes did not have an impact on net income. Prior period balances have not been restated to reflect these presentation changes. See Note 2, “Revenue Recognition,” for disclosures relating to ASC Topic 606.

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

Subsequent to adoption of these ASUs, the Company recognized net gains on certain of its equity investments during the three and nine months ended September 30, 2018. For additional information relating to these net gains, see Note 9, “Other Assets,” and Note 16, “Fair Value Election and Measurement.”

The remaining provisions and disclosure requirements of these ASUs did not have a material impact on the Company's Consolidated Financial Statements or related disclosures upon adoption.

ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
This ASU amends ASC Topic 230, Statement of Cash Flows, to clarify the classification of certain cash receipts and payments within the Company's Consolidated Statements of Cash Flows. These items include: cash payments for debt prepayment or debt extinguishment costs; cash outflows for the settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned and bank-owned life insurance policies; distributions received from equity method investees; and beneficial interests acquired in securitization transactions. The ASU also clarifies that when no specific U.S. GAAP guidance exists and the source of the cash flows are not separately identifiable, the predominant source of cash flow should be used to determine the classification for the item. The ASU must be adopted on a retrospective basis.

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

For the nine months ended September 30, 2018 and 2017, the Company reclassified $201 million and $127 million, respectively, of cash payments for bank-owned life insurance policy premiums and an immaterial amount of proceeds from the settlement of bank-owned life insurance policies from operating activities to investing activities on the Company’s Consolidated Statements of Cash Flows. The remaining presentation change described above was immaterial for both the nine months ended September 30, 2018 and 2017.

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

		January 1, 2018	The Company adopted this ASU on January 1, 2018 and upon adoption, the ASU did not have a material impact on the Company's Consolidated Financial Statements or related disclosures.

Notes to Consolidated Financial Statements (Unaudited), continued

Standard	Description	Required Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standards Adopted in 2018 (continued)
ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
This ASU amends ASC Topic 815, Derivatives and Hedging, to simplify the requirements for hedge accounting. Key amendments include: eliminating the requirement to separately measure and report hedge ineffectiveness, requiring changes in the value of the hedging instrument to be presented in the same income statement line as the earnings effect of the hedged item, and the ability to measure the hedged item based on the benchmark interest rate component of the total contractual coupon for fair value hedges. These changes expand the types of risk management strategies eligible for hedge accounting. The ASU also permits entities to qualitatively assert that a hedging relationship was and continues to be highly effective. New incremental disclosures are required for reporting periods subsequent to the date of adoption. All transition requirements and elections should be applied to hedging relationships existing on the date of adoption using a modified retrospective approach.

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

January 1, 2019 Early adoption is permitted.
The Company early adopted this ASU beginning January 1, 2018. Upon adoption of this ASU, the Company elected to reclassify $182 million of stranded tax effects relating to securities AFS, derivative instruments, credit risk on long-term debt, and employee benefit plans from AOCI to retained earnings. This amount was offset by $28 million of stranded tax effects relating to equity securities previously classified as securities AFS, resulting in a net $154 million increase to retained earnings.

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement
This ASU amends ASC Topic 820, Fair Value Measurement, to add new disclosure requirements, as well as to modify and remove certain disclosure requirements to improve the effectiveness of disclosures in the notes to financial statements. In the initial period of adoption, the Company will be required to disclose the average of significant unobservable inputs used to develop level 3 fair value measurements and to disclose information about the measurement uncertainty around these measurements on a prospective basis. All other amendments of this ASU must be applied retrospectively to all periods presented upon adoption.

January 1, 2020 Early adoption is permitted.
The Company early adopted this ASU beginning September 30, 2018 and modified its fair value disclosures accordingly. The adoption of this ASU did not have an impact on the Company's Consolidated Financial Statements. See Note 16, “Fair Value Election and Measurement,” for the Company's fair value disclosures.

Notes to Consolidated Financial Statements (Unaudited), continued

Standard	Description	Required Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standards Not Yet Adopted
ASU 2016-02, Leases (ASC Topic 842) and subsequent related ASUs
This ASU creates ASC Topic 842, Leases, which supersedes ASC Topic 840, Leases. ASC Topic 842 requires lessees to recognize right-of-use assets and associated liabilities that arise from leases, with the exception of short-term leases. The ASU does not make significant changes to lessor accounting; however, there were certain improvements made to align lessor accounting with the lessee accounting model and ASC Topic 606, Revenue from Contracts with Customers. There are several new qualitative and quantitative disclosures required.

Upon transition, lessees and lessors have the option to:
- Recognize and measure leases at the beginning of the earliest period presented using a modified retrospective transition approach, or
- Apply a modified retrospective transition approach as of the date of adoption.

January 1, 2019 Early adoption is permitted.
The Company has formed a cross-functional team to oversee the implementation of this ASU. The Company's implementation efforts are ongoing, including the review of its lease portfolios and related lease accounting policies, the review of its service contracts for embedded leases, and the deployment of a new lease software solution. Additionally, in conjunction with this implementation, the Company is reviewing business processes and evaluating potential changes to its control environment.

The Company will adopt this ASU on January 1, 2019, which will result in an increase in right-of-use assets and associated lease liabilities, arising from operating leases in which the Company is the lessee, on its Consolidated Balance Sheets. The amount of the right-of-use assets and associated lease liabilities recorded upon adoption will be based primarily on the present value of unpaid future minimum lease payments, the amount of which will depend on the population of leases in effect at the date of adoption. At September 30, 2018, the Company’s estimate of right-of-use assets and lease liabilities that would be recorded on its Consolidated Balance Sheets upon adoption was between $1.0 billion and $1.5 billion.

The Company expects to recognize a cumulative effect adjustment upon adoption to increase the beginning balance of retained earnings as of January 1, 2019 for remaining deferred gains on sale-leaseback transactions which occurred prior to the date of adoption. The Company had approximately $44 million of deferred gains on sale-leaseback transactions as of September 30, 2018. The Company does not expect this ASU to have a material impact on the timing of expense recognition in its Consolidated Statements of Income.

ASU 2016-13, Measurement of Credit Losses on Financial Instruments
This ASU adds ASC Topic 326, Financial Instruments - Credit Losses, to replace the incurred loss impairment methodology with a current expected credit loss methodology for financial instruments measured at amortized cost and other commitments to extend credit. For this purpose, expected credit losses reflect losses over the remaining contractual life of an asset, considering the effect of voluntary prepayments and considering available information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The resulting allowance for credit losses is deducted from the amortized cost basis of the financial assets to reflect the net amount expected to be collected on the financial assets. Additional quantitative and qualitative disclosures are required upon adoption. The change to the allowance for credit losses at the time of the adoption will be made with a cumulative effect adjustment to Retained earnings.

The current expected credit loss model does not apply to AFS debt securities; however, the ASU requires entities to record an allowance when recognizing credit losses for AFS securities, rather than recording a direct write-down of the carrying amount.

January 1, 2020 Early adoption is permitted beginning January 1, 2019.
The Company has formed a cross-functional team to oversee the implementation of this ASU. A detailed implementation plan has been developed and substantial progress has been made on the identification and staging of data, development and validation of models, refinement of economic forecasting processes, and documentation of accounting policy decisions. Additionally, a new credit loss platform is being implemented to host data and run models in a controlled, automated environment. In conjunction with this implementation, the Company is reviewing business processes and evaluating potential changes to the control environment.

The Company plans to adopt this ASU on January 1, 2020, and it is evaluating the impact that this ASU will have on its Consolidated Financial Statements and related disclosures. The Company currently anticipates that an increase to the allowance for credit losses will be recognized upon adoption to provide for the expected credit losses over the estimated life of the financial assets. The magnitude of the increase will depend on economic conditions and trends in the Company’s portfolio at the time of adoption.

ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
This ASU amends ASC Topic 350, Intangibles - Goodwill and Other, to simplify the subsequent measurement of goodwill, by eliminating Step 2 from the goodwill impairment test. The amendments require an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. This ASU requires an entity to recognize an impairment charge for the amount by which a reporting unit's carrying amount exceeds its fair value, with the loss limited to the total amount of goodwill allocated to that reporting unit. The ASU must be applied on a prospective basis.

January 1, 2020 Early adoption is permitted.
Based on the Company's most recent annual goodwill impairment test performed as of October 1, 2017, there were no reporting units for which the carrying amount of the reporting unit exceeded its fair value; therefore, this ASU would not currently have an impact on the Company's Consolidated Financial Statements or related disclosures. However, if upon the adoption date, which is expected to occur on January 1, 2020, the carrying amount of a reporting unit exceeds its fair value, the Company would be required to recognize an impairment charge for the amount that the carrying value exceeds the fair value.

Notes to Consolidated Financial Statements (Unaudited), continued

Standard	Description	Required Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standards Not Yet Adopted (continued)
ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans
This ASU amends ASC Subtopic 715-20, Compensation - Retirement Benefits - Defined Benefit Plans - General, to add new disclosure requirements, as well as to remove certain disclosure requirements to improve the effectiveness of disclosures in the notes to financial statements. The ASU must be adopted on a retrospective basis.

		December 31, 2020 Early adoption is permitted.	The Company is in the process of evaluating this ASU and does not expect this ASU to have a material impact on its Consolidated Financial Statements or related disclosures.
ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

This ASU amends ASC Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software, to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company may apply this ASU either retrospectively, or prospectively to all implementation costs incurred after the date of adoption.

January 1, 2020 Early adoption is permitted.
The Company is in the process of evaluating this ASU. The Company’s current accounting policy for capitalizing implementation costs incurred in a hosting arrangement generally aligns with the requirements of this ASU. Therefore, the Company's adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements or related disclosures.

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

Noninterest Income
Noninterest income includes revenue from various types of transactions and services provided to clients. The following table reflects the Company’s noninterest income disaggregated by the amount of revenue that is in scope and out of scope of ASC Topic 606.

(Dollars in millions)	Three Months Ended September 30		Nine Months Ended September 30
Noninterest income	2018	2017	2018	2017
Revenue in scope of ASC Topic 606	$508	$530	$1,514	$1,571
Revenue out of scope of ASC Topic 606	274	316	894	949
Total noninterest income	$782	$846	$2,408	$2,520

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables further disaggregate the Company’s noninterest income by financial statement line item, business segment, and by the amount of each revenue stream that is in scope or out of scope of ASC Topic 606. The commentary following these tables describes the nature, amount, and timing of the related revenue streams.

	Three Months Ended September 30, 2018 [1]
(Dollars in millions)	Consumer [2]	Wholesale [2]	Out of Scope [2,3]	Total
Noninterest income
Service charges on deposit accounts	$111	$33	$—	$144
Other charges and fees [4]	28	3	58	89
Card fees	49	26	—	75
Investment banking income [4]	—	101	49	150
Trading income	—	—	42	42
Trust and investment management income	79	—	1	80
Retail investment services	73	—	1	74
Mortgage servicing related income	—	—	43	43
Mortgage production related income	—	—	40	40
Commercial real estate related income	—	—	24	24
Net securities gains	—	—	—	—
Other noninterest income	5	—	16	21
Total noninterest income	$345	$163	$274	$782
1 Amounts are presented in accordance with ASC Topic 606, Revenue from Contracts with Customers, except for out of scope amounts.
2 Consumer total noninterest income and Wholesale total noninterest income exclude $100 million and $210 million of out of scope noninterest income, respectively, which are included in the business segment results presented on a management accounting basis in Note 18, "Business Segment Reporting." Out of scope total noninterest income includes these amounts and also includes ($36) million of Corporate Other noninterest income that is not subject to ASC Topic 606.
3 The Company presents out of scope noninterest income for the purpose of reconciling noninterest income amounts within the scope of ASC Topic 606 to noninterest income amounts presented on the Company's Consolidated Statements of Income.
4 Beginning July 1, 2018, the Company began presenting bridge commitment fee income related to capital market transactions in Investment banking income on the Consolidated Statements of Income. For periods prior to July 1, 2018, this income was previously presented in Other charges and fees and has been reclassified to Investment banking income for comparability.

	Three Months Ended September 30, 2017 [1]
(Dollars in millions)	Consumer [2]	Wholesale [2]	Out of Scope [2,3]	Total
Noninterest income
Service charges on deposit accounts	$119	$35	$—	$154
Other charges and fees [4]	29	3	57	89
Card fees	58	27	1	86
Investment banking income [4]	—	106	63	169
Trading income	—	—	51	51
Trust and investment management income	78	—	1	79
Retail investment services	69	—	—	69
Mortgage servicing related income	—	—	46	46
Mortgage production related income	—	—	61	61
Commercial real estate related income	—	—	17	17
Net securities gains	—	—	—	—
Other noninterest income	6	—	19	25
Total noninterest income	$359	$171	$316	$846
1 Amounts for periods prior to January 1, 2018 are presented in accordance with ASC Topic 605, Revenue Recognition, and have not been restated to conform with ASC Topic 606, Revenue from Contracts with Customers.
2 Consumer total noninterest income and Wholesale total noninterest income exclude $123 million and $226 million of out of scope noninterest income, respectively, which are included in the business segment results presented on a management accounting basis in Note 18, "Business Segment Reporting." Out of scope total noninterest income includes these amounts and also includes ($33) million of Corporate Other noninterest income that is not subject to ASC Topic 606.
3 The Company presents out of scope noninterest income for the purpose of reconciling noninterest income amounts within the scope of ASC Topic 606 to noninterest income amounts presented on the Company's Consolidated Statements of Income.
4 Beginning July 1, 2018, the Company began presenting bridge commitment fee income related to capital market transactions in Investment banking income on the Consolidated Statements of Income. For periods prior to July 1, 2018, this income was previously presented in Other charges and fees and has been reclassified to Investment banking income for comparability.

Notes to Consolidated Financial Statements (Unaudited), continued

	Nine Months Ended September 30, 2018 [1]
(Dollars in millions)	Consumer [2]	Wholesale [2]	Out of Scope [2,3]	Total
Noninterest income
Service charges on deposit accounts	$330	$103	$—	$433
Other charges and fees [4]	85	8	171	264
Card fees	160	78	3	241
Investment banking income [4]	—	287	166	453
Trading income	—	—	137	137
Trust and investment management income	228	—	2	230
Retail investment services	216	2	1	219
Mortgage servicing related income	—	—	138	138
Mortgage production related income	—	—	118	118
Commercial real estate related income	—	—	66	66
Net securities gains	—	—	1	1
Other noninterest income	17	—	91	108
Total noninterest income	$1,036	$478	$894	$2,408
1 Amounts are presented in accordance with ASC Topic 606, Revenue from Contracts with Customers, except for out of scope amounts.
2 Consumer total noninterest income and Wholesale total noninterest income exclude $313 million and $646 million of out of scope noninterest income, respectively, which are included in the business segment results presented on a management accounting basis in Note 18, "Business Segment Reporting." Out of scope total noninterest income includes these amounts and also includes ($65) million of Corporate Other noninterest income that is not subject to ASC Topic 606.
3 The Company presents out of scope noninterest income for the purpose of reconciling noninterest income amounts within the scope of ASC Topic 606 to noninterest income amounts presented on the Company's Consolidated Statements of Income.
4 Beginning July 1, 2018, the Company began presenting bridge commitment fee income related to capital market transactions in Investment banking income on the Consolidated Statements of Income. For periods prior to July 1, 2018, this income was previously presented in Other charges and fees and has been reclassified to Investment banking income for comparability.

	Nine Months Ended September 30, 2017 [1]
(Dollars in millions)	Consumer [2]	Wholesale [2]	Out of Scope [2,3]	Total
Noninterest income
Service charges on deposit accounts	$344	$109	$—	$453
Other charges and fees [4]	93	9	168	270
Card fees	172	81	2	255
Investment banking income [4]	—	309	192	501
Trading income	—	—	148	148
Trust and investment management income	227	—	2	229
Retail investment services	206	1	1	208
Mortgage servicing related income	—	—	148	148
Mortgage production related income	—	—	170	170
Commercial real estate related income	—	—	61	61
Net securities gains	—	—	1	1
Other noninterest income	20	—	56	76
Total noninterest income	$1,062	$509	$949	$2,520
1 Amounts for periods prior to January 1, 2018 are presented in accordance with ASC Topic 605, Revenue Recognition, and have not been restated to conform with ASC Topic 606, Revenue from Contracts with Customers.
2 Consumer total noninterest income and Wholesale total noninterest income exclude $365 million and $660 million of out of scope noninterest income, respectively, which are included in the business segment results presented on a management accounting basis in Note 18, "Business Segment Reporting." Out of scope total noninterest income includes these amounts and also includes ($76) million of Corporate Other noninterest income that is not subject to ASC Topic 606.
3 The Company presents out of scope noninterest income for the purpose of reconciling noninterest income amounts within the scope of ASC Topic 606 to noninterest income amounts presented on the Company's Consolidated Statements of Income.
4 Beginning July 1, 2018, the Company began presenting bridge commitment fee income related to capital market transactions in Investment banking income on the Consolidated Statements of Income. For periods prior to July 1, 2018, this income was previously presented in Other charges and fees and has been reclassified to Investment banking income for comparability.

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

Notes to Consolidated Financial Statements (Unaudited), continued

price for each of these fees is based on the Company’s predetermined fee schedule.

Other Charges and Fees
Other charges and fees consist primarily of loan commitment and letter of credit fees, operating lease revenue, ATM fees, insurance revenue, and miscellaneous service charges including wire fees and check cashing fees. Loan commitment and letter of credit fees and operating lease revenue are out of scope of ASC Topic 606.
The Company’s execution of the services related to the fees within the scope of ASC Topic 606 represents its related performance obligations, which are either satisfied at a point in time or over time as services are rendered. ATM fees and miscellaneous service charges are recognized at a point in time as the services are provided.
Insurance commission revenue is earned through the sale of insurance products. The commissions are recognized as revenue when the customer executes an insurance policy with the insurance carrier. In some cases, the Company receives payment of trailing commissions each year when the customer pays its annual premium. For both the three and nine months ended September 30, 2018, the Company recognized an immaterial amount of insurance trailing commissions related to performance obligations satisfied in prior periods.

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
The Company also provides merger and acquisition advisory services, including various activities such as business valuation, identification of potential targets or acquirers, and the issuance of fairness opinions. The Company’s execution of these advisory services represents its related performance obligations. The performance obligations relating to advisory services are fulfilled at a point in time upon completion of the contractually specified merger or acquisition. The transaction price is based on contractually specified terms agreed upon with the client for each advisory service. Additionally, payments for advisory services consist of upfront retainer fees and success fees at the date the related merger or acquisition is closed. The retainer fees are typically paid upfront, which creates a contract liability. At September 30, 2018, the contract liability relating to these retainer fees was immaterial.
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

Notes to Consolidated Financial Statements (Unaudited), continued

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
The Company also offers selling and distribution services and earns commissions through the sale of annuity and mutual fund products. The Company acts as an agent in these transactions and recognizes revenue at a point in time when the customer enters into an agreement with the product carrier. The Company may also receive trailing commissions and 12b-1 fees related to mutual fund and annuity products, and recognizes this revenue in the period that they are realized since the revenue cannot be accurately predicted at the time the policy becomes effective. The Company recognized revenue of $12 million and $38 million for the three and nine months ended September 30, 2018, respectively, which relates to mutual fund 12b-1 fees and annuity trailing commissions from performance obligations satisfied in periods prior to September 30, 2018.
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

Net Securities Gains or Losses
The Company recognizes net securities gains or losses primarily as a result of the sale of securities AFS and the recognition of any OTTI on securities AFS. For additional information relating to net securities gains or losses, see Note 5, “Investment Securities.”

Other Noninterest Income
Other noninterest income within the scope of ASC Topic 606 consists primarily of fees from the sale of customized personal checks. The Company serves as an agent for customers by connecting them with a third party check provider. Revenue from such sales are earned in the form of commissions from the third party check provider and is recognized at a point in time on the date the customer places an order. Commissions for personal check orders are credited to revenue on an ongoing basis, and commissions for commercial check orders are received quarterly in arrears.
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
At September 30, 2018, the Company does not have any material contract assets, liabilities, or other receivables recorded on its Consolidated Balance Sheets, relating to its revenue streams within the scope of ASC Topic 606. Additionally, the Company's contracts generally do not contain terms that require significant judgment to determine the amount of revenue to recognize.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 3 - FEDERAL FUNDS SOLD AND SECURITIES FINANCING ACTIVITIES
Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell
Fed Funds sold and securities borrowed or purchased under agreements to resell were as follows:

(Dollars in millions)	September 30, 2018	December 31, 2017
Fed funds sold	$46	$65
Securities borrowed	429	298
Securities purchased under agreements to resell	899	1,175
Total Fed funds sold and securities borrowed or purchased under agreements to resell	$1,374	$1,538
Securities purchased under agreements to resell are primarily collateralized by U.S. government or agency securities and are carried at the amounts at which the securities will be subsequently resold, plus accrued interest. Securities borrowed are primarily collateralized by corporate securities. The Company borrows securities and purchases securities under agreements to resell as part of its securities financing activities. On the acquisition date of these securities, the Company and the related counterparty agree on the amount of collateral required to secure the principal amount loaned under these arrangements. The Company monitors collateral values daily and calls for additional collateral to be provided as warranted under the respective agreements. At September 30, 2018 and December 31, 2017, the total market value of collateral held was $1.3 billion and $1.5 billion, of which $112 million and $177 million was repledged, respectively.

Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as secured borrowings. The following table presents the Company’s related activity, by collateral type and remaining contractual maturity:

	September 30, 2018				December 31, 2017
(Dollars in millions)	Overnight and Continuous	Up to 30 days	30-90 days	Total	Overnight and Continuous	Up to 30 days	30-90 days	Total
U.S. Treasury securities	$119	$23	$—	$142	$95	$—	$—	$95
Federal agency securities	64	43	—	107	101	15	—	116
MBS - agency	772	148	—	920	694	135	—	829
CP	19	—	—	19	19	—	—	19
Corporate and other debt securities	356	146	40	542	316	88	40	444
Total securities sold under agreements to repurchase	$1,330	$360	$40	$1,730	$1,225	$238	$40	$1,503

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
The following table presents the Company's securities borrowed or purchased under agreements to resell and securities sold under agreements to repurchase that are subject to MRAs. Generally, MRAs require collateral to exceed the asset or liability recognized on the balance sheet. Transactions subject to these agreements are treated as collateralized financings, and those with a single counterparty are permitted to be presented net on the Company's Consolidated Balance Sheets, provided certain criteria are met that permit balance sheet netting. At September 30, 2018 and December 31, 2017, there were no such transactions subject to legally enforceable MRAs that were eligible for balance sheet netting. The following table includes the amount of collateral pledged or received related to exposures subject to enforceable MRAs. While these agreements are typically over-collateralized, the amount of collateral presented in this table is limited to the amount of the related recognized asset or liability for each counterparty.

Notes to Consolidated Financial Statements (Unaudited), continued

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
September 30, 2018
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,328	$—	$1,328	[1]	$1,309	$19
Financial liabilities:
Securities sold under agreements to repurchase	1,730	—	1,730		1,730	—

December 31, 2017
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,473	$—	$1,473	[1]	$1,462	$11
Financial liabilities:
Securities sold under agreements to repurchase	1,503	—	1,503		1,503	—
1 Excludes $46 million and $65 million of Fed Funds sold, which are not subject to a master netting agreement at September 30, 2018 and December 31, 2017, respectively.

NOTE 4 - TRADING ASSETS AND LIABILITIES AND DERIVATIVE INSTRUMENTS

The fair values of the components of trading assets and liabilities and derivative instruments are presented in the following table:

(Dollars in millions)	September 30, 2018	December 31, 2017
Trading Assets and Derivative Instruments:
U.S. Treasury securities	$247	$157
Federal agency securities	507	395
U.S. states and political subdivisions	91	61
MBS - agency	743	700
Corporate and other debt securities	820	655
CP	408	118
Equity securities	67	56
Derivative instruments [1]	622	802
Trading loans [2]	2,171	2,149
Total trading assets and derivative instruments	$5,676	$5,093

Trading Liabilities and Derivative Instruments:
U.S. Treasury securities	$742	$577
Corporate and other debt securities	411	289
Equity securities	12	9
Derivative instruments [1]	698	408
Total trading liabilities and derivative instruments	$1,863	$1,283
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
Product offerings to clients include debt securities, loans traded in the secondary market, equity securities, derivative contracts, and other similar financial instruments. Other trading-

related activities include acting as a market maker for certain debt and equity security transactions, derivative instrument transactions, and foreign exchange transactions. The Company also uses derivatives to manage its interest rate and market risk from non-trading activities. The Company has policies and procedures to manage market risk associated with client trading and non-trading activities, and assumes a limited degree of market risk by managing the size and nature of its exposure. For valuation assumptions and additional information related to the Company's trading products and derivative instruments, see Note 15, “Derivative Financial Instruments,” and the “Trading Assets and Derivative Instruments and Investment Securities” section of Note 16, “Fair Value Election and Measurement.”

Notes to Consolidated Financial Statements (Unaudited), continued

Pledged trading assets are presented in the following table:

(Dollars in millions)	September 30, 2018	December 31, 2017
Pledged trading assets to secure repurchase agreements [1]	$1,284	$1,016
Pledged trading assets to secure certain derivative agreements	76	72
Pledged trading assets to secure other arrangements	40	41
1 Repurchase agreements secured by collateral totaled $1.2 billion and $975 million at September 30, 2018 and December 31, 2017, respectively.

NOTE 5 – INVESTMENT SECURITIES
Investment Securities Portfolio Composition

	September 30, 2018
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities AFS:
U.S. Treasury securities	$4,275	$—	$142	$4,133
Federal agency securities	224	2	3	223
U.S. states and political subdivisions	621	3	22	602
MBS - agency residential	23,112	111	718	22,505
MBS - agency commercial	2,713	1	112	2,602
MBS - non-agency commercial	943	—	38	905
Corporate and other debt securities	14	—	—	14
Total securities AFS	$31,902	$117	$1,035	$30,984

	December 31, 2017 [1]
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities AFS:
U.S. Treasury securities	$4,361	$2	$32	$4,331
Federal agency securities	257	3	1	259
U.S. states and political subdivisions	618	7	8	617
MBS - agency residential	22,616	222	134	22,704
MBS - agency commercial	2,121	3	38	2,086
MBS - non-agency residential	55	4	—	59
MBS - non-agency commercial	862	7	3	866
ABS	6	2	—	8
Corporate and other debt securities	17	—	—	17
Total securities AFS	$30,913	$250	$216	$30,947
1 Beginning January 1, 2018, the Company reclassified equity securities previously presented in Securities available for sale to Other assets on the Consolidated Balance Sheets. Reclassifications have been made to previously reported amounts for comparability. See Note 9, "Other Assets," for additional information.

The following table presents interest on securities AFS:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2018	2017	2018	2017
Taxable interest	$207	$187	$614	$551
Tax-exempt interest	5	4	14	9
Total interest on securities AFS [1]	$212	$191	$628	$560
1 Beginning January 1, 2018, the Company reclassified equity securities previously presented in Securities available for sale to Other assets on the Consolidated Balance Sheets and began presenting income associated with certain of these equity securities in Trading account interest and other on the Consolidated Statements of Income. For periods prior to January 1, 2018, this income was previously presented in Interest on securities available for sale and has been reclassified to Trading account interest and other for comparability.

Notes to Consolidated Financial Statements (Unaudited), continued

Investment securities pledged to secure public deposits, repurchase agreements, trusts, certain derivative agreements, and other funds had a fair value of $3.4 billion and $4.3 billion at September 30, 2018 and December 31, 2017, respectively.
The following table presents the amortized cost, fair value, and weighted average yield of the Company's investment securities at September 30, 2018, by remaining contractual maturity, with the exception of MBS, which are based on estimated average life. Receipt of cash flows may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Distribution of Remaining Maturities
(Dollars in millions)	Due in 1 Year or Less	Due After 1 Year through 5 Years	Due After 5 Years through 10 Years	Due After 10 Years	Total
Amortized Cost:
Securities AFS:
U.S. Treasury securities	$15	$2,695	$1,565	$—	$4,275
Federal agency securities	113	28	8	75	224
U.S. states and political subdivisions	3	72	25	521	621
MBS - agency residential	1,619	6,488	14,736	269	23,112
MBS - agency commercial	1	467	1,937	308	2,713
MBS - non-agency commercial	—	12	931	—	943
Corporate and other debt securities	—	14	—	—	14
Total securities AFS	$1,751	$9,776	$19,202	$1,173	$31,902
Fair Value:
Securities AFS:
U.S. Treasury securities	$15	$2,615	$1,503	$—	$4,133
Federal agency securities	114	28	8	73	223
U.S. states and political subdivisions	3	75	25	499	602
MBS - agency residential	1,674	6,341	14,230	260	22,505
MBS - agency commercial	1	448	1,859	294	2,602
MBS - non-agency commercial	—	12	893	—	905
Corporate and other debt securities	—	14	—	—	14
Total securities AFS	$1,807	$9,533	$18,518	$1,126	$30,984
Weighted average yield [1]	3.22%	2.38%	2.94%	3.12%	2.79%
1 Weighted average yields are based on amortized cost and presented on an FTE basis.

Notes to Consolidated Financial Statements (Unaudited), continued

Investment Securities in an Unrealized Loss Position
The Company held certain investment securities where amortized cost exceeded fair value, resulting in unrealized loss positions. Market changes in interest rates and credit spreads may result in temporary unrealized losses as the market prices of securities fluctuate. At September 30, 2018, the Company did not intend to sell these securities nor was it more-likely-than-not that the Company would be required to sell these securities before their anticipated recovery or maturity. The Company reviewed its portfolio for OTTI in accordance with the accounting policies described in Note 1, "Significant Accounting Policies," to the Company's 2017 Annual Report on Form 10-K.

Investment securities in an unrealized loss position at period end are presented in the following tables:

	September 30, 2018
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses [1]	Fair Value	Unrealized Losses [1]	Fair Value	Unrealized Losses [1]
Temporarily impaired securities AFS:
U.S. Treasury securities	$2,554	$77	$1,579	$65	$4,133	$142
Federal agency securities	16	—	62	3	78	3
U.S. states and political subdivisions	210	7	280	15	490	22
MBS - agency residential	10,347	276	8,772	442	19,119	718
MBS - agency commercial	1,029	25	1,519	87	2,548	112
MBS - non-agency commercial	781	30	124	8	905	38
Corporate and other debt securities	—	—	9	—	9	—
Total temporarily impaired securities AFS	14,937	415	12,345	620	27,282	1,035
OTTI securities AFS [2]:
Total OTTI securities AFS	—	—	—	—	—	—
Total impaired securities AFS	$14,937	$415	$12,345	$620	$27,282	$1,035
1 Unrealized losses less than $0.5 million are presented as zero within the table.
2 OTTI securities AFS are impaired securities for which OTTI credit losses have been previously recognized in earnings.

	December 31, 2017 [1]
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]
Temporarily impaired securities AFS:
U.S. Treasury securities	$1,993	$12	$841	$20	$2,834	$32
Federal agency securities	23	—	60	1	83	1
U.S. states and political subdivisions	267	3	114	5	381	8
MBS - agency residential	8,095	38	4,708	96	12,803	134
MBS - agency commercial	887	9	915	29	1,802	38
MBS - non-agency commercial	134	1	93	2	227	3
ABS	—	—	4	—	4	—
Corporate and other debt securities	10	—	—	—	10	—
Total temporarily impaired securities AFS	11,409	63	6,735	153	18,144	216
OTTI securities AFS [3]:
ABS	—	—	1	—	1	—
Total OTTI securities AFS	—	—	1	—	1	—
Total impaired securities AFS	$11,409	$63	$6,736	$153	$18,145	$216
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

The Company does not consider the unrealized losses on temporarily impaired securities AFS to be credit-related. These unrealized losses were due primarily to market interest rates being higher than the securities' stated coupon rates, and therefore, are recorded in AOCI, net of tax.

Notes to Consolidated Financial Statements (Unaudited), continued

Realized Gains and Losses and Other-Than-Temporarily Impaired Securities
Net securities gains or losses are comprised of gross realized gains, gross realized losses, and OTTI credit losses recognized in earnings.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2018	2017	2018	2017
Gross realized gains	$—	$1	$7	$2
Gross realized losses	—	(1)	(6)	(1)
OTTI credit losses recognized in earnings	—	—	—	—
Net securities gains	$—	$—	$1	$1

Investment securities in an unrealized loss position are evaluated quarterly for other-than-temporary credit impairment, which is determined using cash flow analyses that take into account security specific collateral and transaction structure. Future expected credit losses are determined using various assumptions, the most significant of which include default rates, prepayment rates, and loss severities. If, based on this analysis, a security is in an unrealized loss position and the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are then discounted at the security’s initial effective interest rate to arrive at a present value amount. Credit losses on the OTTI security are recognized in earnings and reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of the security. Subsequent credit losses may be recorded on OTTI securities without a corresponding further decline in fair value when there has been a decline in expected cash flows. See Note 1, "Significant Accounting Policies," to the Company's 2017 Annual Report on Form 10-K for additional information regarding the Company's policy on securities AFS and related impairments.
During the three and nine months ended September 30, 2018 and 2017, there were no credit impairment losses recognized on securities AFS held at the end of each period. During the nine months ended September 30, 2018, the Company sold securities AFS that had accumulated OTTI credit losses of $23 million and recognized an associated gain on sale of $6 million in Net securities gains on the Consolidated Statements of Income. The accumulated balance of OTTI credit losses recognized in earnings on securities AFS held at period end was zero and $22 million at September 30, 2018 and 2017, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 6 - LOANS
Composition of Loan Portfolio

(Dollars in millions)	September 30, 2018	December 31, 2017
Commercial loans:
C&I [1]	$68,203	$66,356
CRE	6,618	5,317
Commercial construction	3,137	3,804
Total commercial LHFI	77,958	75,477
Consumer loans:
Residential mortgages - guaranteed	452	560
Residential mortgages - nonguaranteed [2]	28,187	27,136
Residential home equity products	9,669	10,626
Residential construction	197	298
Guaranteed student	7,039	6,633
Other direct	10,100	8,729
Indirect	12,010	12,140
Credit cards	1,603	1,582
Total consumer LHFI	69,257	67,704
LHFI	$147,215	$143,181
LHFS [3]	$1,961	$2,290
1 Includes $3.8 billion and $3.7 billion of lease financing, and $838 million and $778 million of installment loans at September 30, 2018 and December 31, 2017, respectively.
2 Includes $168 million and $196 million of LHFI measured at fair value at September 30, 2018 and December 31, 2017, respectively.
3 Includes $1.8 billion and $1.6 billion of LHFS measured at fair value at September 30, 2018 and December 31, 2017, respectively.
During the three months ended September 30, 2018 and 2017, the Company transferred $122 million and $91 million of LHFI to LHFS, and $5 million and $6 million of LHFS to LHFI, respectively. In addition to sales of residential and commercial mortgage LHFS in the normal course of business, the Company sold $14 million and $285 million of loans and leases during the three months ended September 30, 2018 and 2017, respectively, at a price approximating their recorded investment.
During the nine months ended September 30, 2018 and 2017, the Company transferred $449 million and $218 million of LHFI to LHFS, and transferred $23 million and $16 million of LHFS to LHFI, respectively. In addition to sales of residential and commercial mortgage LHFS in the normal course of business, the Company sold $187 million and $513 million of loans and leases during the nine months ended September 30, 2018 and 2017, respectively, at a price approximating their recorded investment.
During the three months ended September 30, 2018 and 2017, the Company purchased $433 million and $333 million, respectively, of guaranteed student loans. During the three months ended September 30, 2018, the Company purchased $213 million of consumer indirect loans. No consumer indirect loans were purchased during the three months ended September 30, 2017. During each of the nine months ended September 30, 2018 and 2017, the Company purchased $1.4 billion of guaranteed student loans, and purchased $229 million and $99 million, respectively, of consumer indirect loans.

At September 30, 2018 and December 31, 2017, the Company had $26.1 billion and $24.3 billion of net eligible loan collateral pledged to the Federal Reserve discount window to support $19.8 billion and $18.2 billion of available, unused borrowing capacity, respectively.
At September 30, 2018 and December 31, 2017, the Company had $39.4 billion and $38.0 billion of net eligible loan collateral pledged to the FHLB of Atlanta to support $31.5 billion and $30.5 billion of available borrowing capacity, respectively. The available FHLB borrowing capacity at September 30, 2018 was used to support $3.0 billion of long-term debt and $4.3 billion of letters of credit issued on the Company's behalf. At December 31, 2017, the available FHLB borrowing capacity was used to support $4 million of long-term debt and $6.7 billion of letters of credit issued on the Company's behalf.
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

Notes to Consolidated Financial Statements (Unaudited), continued

process, and refreshed FICO scores are obtained by the Company at least quarterly.
For guaranteed loans, the Company monitors the credit quality based primarily on delinquency status, as it is a more relevant indicator of credit quality due to the government guarantee. At both September 30, 2018 and December 31, 2017,

28% of guaranteed residential mortgages were current with respect to payments. At September 30, 2018 and December 31, 2017, 74% and 75%, respectively, of guaranteed student loans were current with respect to payments. The Company's loss exposure on guaranteed residential mortgages and student loans is mitigated by the government guarantee.

LHFI by credit quality indicator are presented in the following tables:

	Commercial Loans
	C&I		CRE		Commercial Construction
(Dollars in millions)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Risk rating:
Pass	$66,224	$64,546	$6,418	$5,126	$3,038	$3,770
Criticized accruing	1,723	1,595	157	167	99	33
Criticized nonaccruing	256	215	43	24	—	1
Total	$68,203	$66,356	$6,618	$5,317	$3,137	$3,804

	Consumer Loans [1]
	Residential Mortgages - Nonguaranteed		Residential Home Equity Products		Residential Construction
(Dollars in millions)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Current FICO score range:
700 and above	$24,968	$23,602	$8,208	$8,946	$163	$240
620 - 699	2,499	2,721	1,046	1,242	27	50
Below 620 [2]	720	813	415	438	7	8
Total	$28,187	$27,136	$9,669	$10,626	$197	$298

	Other Direct		Indirect		Credit Cards
(Dollars in millions)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Current FICO score range:
700 and above	$9,197	$7,929	$8,967	$9,094	$1,084	$1,088
620 - 699	866	757	2,321	2,344	401	395
Below 620 [2]	37	43	722	702	118	99
Total	$10,100	$8,729	$12,010	$12,140	$1,603	$1,582
1 Excludes $7.0 billion and $6.6 billion of guaranteed student loans and $452 million and $560 million of guaranteed residential mortgages at September 30, 2018 and December 31, 2017, respectively, for which there was nominal risk of principal loss due to the government guarantee.
2 For substantially all loans with refreshed FICO scores below 620, the borrower’s FICO score at the time of origination exceeded 620 but has since deteriorated as the loan has seasoned.

Notes to Consolidated Financial Statements (Unaudited), continued

The LHFI portfolio by payment status is presented in the following tables:

	September 30, 2018
	Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccruing [1]		Total
Commercial loans:
C&I	$67,897	$40	$10	$256		$68,203
CRE	6,572	2	1	43		6,618
Commercial construction	3,137	—	—	—		3,137
Total commercial LHFI	77,606	42	11	299		77,958
Consumer loans:
Residential mortgages - guaranteed	127	38	287	—	[3]	452
Residential mortgages - nonguaranteed [2]	27,880	73	9	225		28,187
Residential home equity products	9,449	70	1	149		9,669
Residential construction	185	1	2	9		197
Guaranteed student	5,175	711	1,153	—	[3]	7,039
Other direct	10,050	39	4	7		10,100
Indirect	11,905	99	—	6		12,010
Credit cards	1,573	15	15	—		1,603
Total consumer LHFI	66,344	1,046	1,471	396		69,257
Total LHFI	$143,950	$1,088	$1,482	$695		$147,215
1 Includes nonaccruing LHFI past due 90 days or more of $348 million. Nonaccruing LHFI past due fewer than 90 days include nonaccrual loans modified in TDRs, performing second lien loans where the first lien loan is nonperforming, and certain energy-related commercial loans.
2 Includes $168 million of loans measured at fair value, the majority of which were accruing current.
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

	September 30, 2018			December 31, 2017
(Dollars in millions)	Unpaid Principal Balance	Carrying [1] Value	Related ALLL	Unpaid Principal Balance	Carrying [1] Value	Related ALLL
Impaired LHFI with no ALLL recorded:
Commercial loans:
C&I	$51	$32	$—	$38	$35	$—
CRE	21	20	—	—	—	—
Total commercial LHFI with no ALLL recorded	72	52	—	38	35	—
Consumer loans:
Residential mortgages - nonguaranteed	483	378	—	458	363	—
Residential construction	12	6	—	15	9	—
Total consumer LHFI with no ALLL recorded	495	384	—	473	372	—

Impaired LHFI with an ALLL recorded:
Commercial loans:
C&I	189	165	26	127	117	19
CRE	25	21	2	21	21	2
Total commercial LHFI with an ALLL recorded	214	186	28	148	138	21
Consumer loans:
Residential mortgages - nonguaranteed	1,049	1,027	101	1,133	1,103	113
Residential home equity products	873	821	49	953	895	54
Residential construction	83	81	6	93	90	7
Other direct	57	57	1	59	59	1
Indirect	131	131	6	123	122	7
Credit cards	29	8	1	26	7	1
Total consumer LHFI with an ALLL recorded	2,222	2,125	164	2,387	2,276	183
Total impaired LHFI	$3,003	$2,747	$192	$3,046	$2,821	$204
1 Carrying value reflects charge-offs that have been recognized plus other amounts that have been applied to adjust the net book balance.

Included in the impaired LHFI carrying values above at September 30, 2018 and December 31, 2017 were $2.3 billion and $2.4 billion of accruing TDRs, of which 97% and 96% were current, respectively. See Note 1, “Significant Accounting Policies,” to the Company's 2017 Annual Report on Form 10-K for further information regarding the Company’s loan impairment policy.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended September 30				Nine Months Ended September 30
	2018		2017		2018		2017
(Dollars in millions)	Average Carrying Value	Interest [1] Income Recognized	Average Carrying Value	Interest [1] Income Recognized	Average Carrying Value	Interest [1] Income Recognized	Average Carrying Value	Interest [1] Income Recognized
Impaired LHFI with no ALLL recorded:
Commercial loans:
C&I	$44	$—	$70	$—	$45	$1	$81	$—
CRE	20	—	—	—	20	—	—	—
Total commercial LHFI with no ALLL recorded	64	—	70	—	65	1	81	—
Consumer loans:
Residential mortgages - nonguaranteed	381	4	364	4	386	11	361	11
Residential construction	7	—	9	—	7	—	9	—
Total consumer LHFI with no ALLL recorded	388	4	373	4	393	11	370	11

Impaired LHFI with an ALLL recorded:
Commercial loans:
C&I	177	—	150	—	176	3	145	2
CRE	21	—	—	—	22	—	—	—
Total commercial LHFI with an ALLL recorded	198	—	150	—	198	3	145	2
Consumer loans:
Residential mortgages - nonguaranteed	1,027	13	1,135	14	1,031	39	1,146	45
Residential home equity products	824	9	890	8	833	27	901	24
Residential construction	80	1	96	2	82	4	98	4
Other direct	57	1	58	1	58	3	59	3
Indirect	134	2	120	2	141	5	128	4
Credit cards	8	—	6	—	8	1	6	1
Total consumer LHFI with an ALLL recorded	2,130	26	2,305	27	2,153	79	2,338	81
Total impaired LHFI	$2,780	$30	$2,898	$31	$2,809	$94	$2,934	$94
1 Of the interest income recognized during each of the three and nine months ended September 30, 2018 and 2017, cash basis interest income was immaterial.

Notes to Consolidated Financial Statements (Unaudited), continued

NPAs are presented in the following table:

(Dollars in millions)	September 30, 2018	December 31, 2017
NPAs:
Commercial NPLs:
C&I	$256	$215
CRE	43	24
Commercial construction	—	1
Consumer NPLs:
Residential mortgages - nonguaranteed	225	206
Residential home equity products	149	203
Residential construction	9	11
Other direct	7	7
Indirect	6	7
Total nonaccrual loans/NPLs [1]	695	674
OREO [2]	52	57
Other repossessed assets	7	10
Total NPAs	$754	$741
1 Nonaccruing restructured loans are included in total nonaccrual loans/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or guaranteed by the VA. Proceeds due from the FHA and the VA are recorded as a receivable in Other assets in the Consolidated Balance Sheets until the property is conveyed and the funds are received. The receivable related to proceeds due from the FHA and the VA totaled $49 million and $45 million at September 30, 2018 and December 31, 2017, respectively.

The Company's recorded investment of nonaccruing loans secured by residential real estate properties for which formal foreclosure proceedings were in process at September 30, 2018 and December 31, 2017 was $89 million and $73 million, respectively. The Company's recorded investment of accruing loans secured by residential real estate properties for which formal foreclosure proceedings were in process at September 30, 2018 and December 31, 2017 was $108 million and $101 million, of which $100 million and $97 million were insured by the FHA or guaranteed by the VA, respectively.

At September 30, 2018, OREO included $49 million of foreclosed residential real estate properties and $2 million of foreclosed commercial real estate properties, with the remaining $1 million related to land.
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
At both September 30, 2018 and December 31, 2017, the Company had an immaterial amount of commitments to lend additional funds to debtors whose terms have been modified in a TDR. The number and carrying value of loans modified under the terms of a TDR, by type of modification, are presented in the following tables:

	Three Months Ended September 30, 2018 [1]
(Dollars in millions)	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	47	$—	$16	$16
Consumer loans:
Residential mortgages - nonguaranteed	48	3	7	10
Residential home equity products	130	1	11	12
Other direct	141	—	2	2
Indirect	559	—	14	14
Credit cards	345	1	—	1
Total TDR additions	1,270	$5	$50	$55
1 Includes loans modified under the terms of a TDR that were charged-off during the period.

	Nine Months Ended September 30, 2018 [1]
(Dollars in millions)	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	122	$—	$75	$75
Consumer loans:
Residential mortgages - nonguaranteed	267	18	46	64
Residential home equity products	410	1	34	35
Residential construction	4	—	—	—
Other direct	469	—	6	6
Indirect	1,954	—	46	46
Credit cards	1,079	4	—	4
Total TDR additions	4,305	$23	$207	$230
1 Includes loans modified under the terms of a TDR that were charged-off during the period.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended September 30, 2017 [1]
(Dollars in millions)	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	76	$2	$7	$9
Consumer loans:
Residential mortgages - nonguaranteed	41	6	4	10
Residential home equity products	696	18	45	63
Other direct	135	—	2	2
Indirect	738	—	17	17
Credit cards	182	1	—	1
Total TDR additions	1,868	$27	$75	$102
1 Includes loans modified under the terms of a TDR that were charged-off during the period.

	Nine Months Ended September 30, 2017 [1]
(Dollars in millions)	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	136	$2	$86	$88
Consumer loans:
Residential mortgages - nonguaranteed	119	17	8	25
Residential home equity products	1,971	18	172	190
Other direct	425	—	6	6
Indirect	2,034	—	50	50
Credit cards	615	3	—	3
Total TDR additions	5,300	$40	$322	$362
1 Includes loans modified under the terms of a TDR that were charged-off during the period.

TDRs that defaulted during the three and nine months ended September 30, 2018 and 2017, which were first modified within the previous 12 months, were immaterial. The majority of loans that were modified under the terms of a TDR and subsequently became 90 days or more delinquent have remained on nonaccrual status since the time of delinquency.

Concentrations of Credit Risk
The Company does not have a significant concentration of credit risk to any individual client except for the U.S. government and its agencies. However, a geographic concentration arises because the majority of the Company's LHFI portfolio represents borrowers that reside in Florida, Georgia, Virginia, Maryland, and North Carolina. The Company’s cross-border outstanding loans totaled $1.4 billion at both September 30, 2018 and December 31, 2017.

With respect to collateral concentration, the Company's recorded investment in residential real estate secured LHFI totaled $38.5 billion at September 30, 2018 and represented 26% of total LHFI. At December 31, 2017, the Company's recorded investment in residential real estate secured LHFI totaled $38.6 billion and represented 27% of total LHFI. Additionally, at September 30, 2018 and December 31, 2017, the Company had commitments to extend credit on home equity lines of $10.2 billion and $10.1 billion, and had residential mortgage commitments outstanding of $3.8 billion and $3.0 billion, respectively. At both September 30, 2018 and December 31, 2017, 1% of the Company's LHFI secured by residential real estate was insured by the FHA or guaranteed by the VA.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 7 - ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the unfunded commitments reserve. Activity in the allowance for credit losses by loan segment is presented in the following tables:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(Dollars in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
ALLL, beginning of period	$1,068	$582	$1,650	$1,101	$634	$1,735
Provision for loan losses	36	25	61	37	91	128
Loan charge-offs	(51)	(71)	(122)	(95)	(234)	(329)
Loan recoveries	9	25	34	19	70	89
ALLL, end of period	1,062	561	1,623	1,062	561	1,623

Unfunded commitments reserve, beginning of period [1]	72	—	72	79	—	79
Benefit for unfunded commitments	—	—	—	(7)	—	(7)
Unfunded commitments reserve, end of period [1]	72	—	72	72	—	72

Allowance for credit losses, end of period	$1,134	$561	$1,695	$1,134	$561	$1,695
1 The unfunded commitments reserve is recorded in Other liabilities in the Consolidated Balance Sheets.

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(Dollars in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
ALLL, beginning of period	$1,140	$591	$1,731	$1,124	$585	$1,709
Provision for loan losses	5	114	119	89	235	324
Loan charge-offs	(33)	(76)	(109)	(122)	(235)	(357)
Loan recoveries	11	20	31	32	64	96
ALLL, end of period	1,123	649	1,772	1,123	649	1,772

Unfunded commitments reserve, beginning of period [1]	72	—	72	67	—	67
Provision for unfunded commitments	1	—	1	6	—	6
Unfunded commitments reserve, end of period [1]	73	—	73	73	—	73

Allowance for credit losses, end of period	$1,196	$649	$1,845	$1,196	$649	$1,845
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

Notes to Consolidated Financial Statements (Unaudited), continued

The Company’s LHFI portfolio and related ALLL are presented in the following tables:

	September 30, 2018
	Commercial Loans		Consumer Loans		Total
(Dollars in millions)	Carrying Value	Related ALLL	Carrying Value	Related ALLL	Carrying Value	Related ALLL
LHFI evaluated for impairment:
Individually evaluated	$238	$28	$2,509	$164	$2,747	$192
Collectively evaluated	77,720	1,034	66,580	397	144,300	1,431
Total evaluated	77,958	1,062	69,089	561	147,047	1,623
LHFI measured at fair value	—	—	168	—	168	—
Total LHFI	$77,958	$1,062	$69,257	$561	$147,215	$1,623

	December 31, 2017
	Commercial Loans		Consumer Loans		Total
(Dollars in millions)	Carrying Value	Related ALLL	Carrying Value	Related ALLL	Carrying Value	Related ALLL
LHFI evaluated for impairment:
Individually evaluated	$173	$21	$2,648	$183	$2,821	$204
Collectively evaluated	75,304	1,080	64,860	451	140,164	1,531
Total evaluated	75,477	1,101	67,508	634	142,985	1,735
LHFI measured at fair value	—	—	196	—	196	—
Total LHFI	$75,477	$1,101	$67,704	$634	$143,181	$1,735

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
In the first, second, and third quarters of 2018, the Company performed qualitative goodwill assessments on its Consumer and Wholesale reporting units, considering changes in key assumptions as well as other events and circumstances occurring since the most recent annual goodwill impairment test performed as of October 1, 2017. The Company concluded, based on the totality of factors observed, that it is not more-likely-than-not that the fair values of its reportable segments are less than their respective carrying values. Accordingly, goodwill was not required to be quantitatively tested for impairment during the nine months ended September 30, 2018.
In the second quarter of 2018, certain business banking clients were transferred from the Wholesale segment to the Consumer segment, resulting in the reallocation of $128 million in goodwill. See Note 18, "Business Segment Reporting," for additional information. The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2018 are presented in the following table. There were no material changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2017.

(Dollars in millions)	Consumer	Wholesale	Total
Balance, January 1, 2018	$4,262	$2,069	$6,331
Reallocation related to intersegment transfer of business banking clients	128	(128)	—
Balance, September 30, 2018	$4,390	$1,941	$6,331

Notes to Consolidated Financial Statements (Unaudited), continued

Other Intangible Assets
Changes in the carrying amount of other intangible assets are presented in the following table:

(Dollars in millions)	Residential MSRs - Fair Value	Commercial Mortgage Servicing Rights and Other	Total
Balance, January 1, 2018	$1,710	$81	$1,791
Amortization [1]	—	(13)	(13)
Servicing rights originated	250	10	260
Servicing rights purchased	89	—	89
Changes in fair value:
Due to changes in inputs and assumptions [2]	198	—	198
Other changes in fair value [3]	(183)	—	(183)
Servicing rights sold	(2)	—	(2)
Balance, September 30, 2018	$2,062	$78	$2,140

Balance, January 1, 2017	$1,572	$85	$1,657
Amortization [1]	—	(16)	(16)
Servicing rights originated	252	10	262
Changes in fair value:
Due to changes in inputs and assumptions [2]	(27)	—	(27)
Other changes in fair value [3]	(168)	—	(168)
Servicing rights sold	(1)	—	(1)
Other [4]	—	(1)	(1)
Balance, September 30, 2017	$1,628	$78	$1,706
1 Does not include expense associated with community development investments. See Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," for additional information.
2 Primarily reflects changes in option adjusted spreads and prepayment speed assumptions, due to changes in interest rates.
3 Represents changes due to the collection of expected cash flows, net of accretion due to the passage of time.
4 Represents measurement period adjustment on other intangible assets acquired previously in the Pillar acquisition.

The gross carrying value and accumulated amortization of other intangible assets are presented in the following table:

	September 30, 2018			December 31, 2017
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized other intangible assets [1]:
Commercial mortgage servicing rights	$89	($25)	$64	$79	($14)	$65
Other	19	(17)	2	32	(28)	4
Unamortized other intangible assets:
Residential MSRs	2,062	—	2,062	1,710	—	1,710
Other	12	—	12	12	—	12
Total other intangible assets	$2,182	($42)	$2,140	$1,833	($42)	$1,791
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

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2018	2017	2018	2017
Income from residential MSRs [1]	$108	$100	$322	$301
1 Recognized in Mortgage servicing related income in the Consolidated Statements of Income.

The UPB of residential mortgage loans serviced for third parties is presented in the following table:

(Dollars in millions)	September 30, 2018	December 31, 2017
UPB of loans underlying residential MSRs	$139,955	$136,071

Notes to Consolidated Financial Statements (Unaudited), continued

The Company purchased MSRs on residential loans with a UPB of $7.0 billion during the nine months ended September 30, 2018; $5.9 billion of which are reflected in the UPB amounts above and the transfer of servicing for the remainder is scheduled for the fourth quarter of 2018. No MSRs on residential loans were purchased during the nine months ended September 30, 2017. During the nine months ended September 30, 2018 and 2017, the Company sold MSRs on residential loans, at a price approximating their fair value, with a UPB of $781 million and $350 million, respectively.
The Company measures the fair value of its residential MSRs using a valuation model that calculates the present value of estimated future net servicing income using prepayment projections, spreads, and other assumptions. The Consumer Valuation Committee reviews and approves all significant assumption changes at least annually, drawing upon various market and empirical data sources. Changes to valuation model inputs are reflected in the periods' results. See Note 16, “Fair Value Election and Measurement,” for further information regarding the Company's residential MSR valuation methodology.
A summary of the significant unobservable inputs used to estimate the fair value of the Company’s residential MSRs and the uncertainty of the fair values in response to 10% and 20% adverse changes in those inputs at the reporting date, are presented in the following table.

(Dollars in millions)	September 30, 2018	December 31, 2017
Fair value of residential MSRs	$2,062	$1,710
Prepayment rate assumption (annual)	12%	13%
Decline in fair value from 10% adverse change	$91	$85
Decline in fair value from 20% adverse change	173	160
Option adjusted spread (annual)	3%	4%
Decline in fair value from 10% adverse change	$52	$47
Decline in fair value from 20% adverse change	100	90
Weighted-average life (in years)	5.8	5.4
Weighted-average coupon	4.0%	3.9%
Residential MSR uncertainties are hypothetical and should be used with caution. Changes in fair value based on variations in assumptions generally cannot be extrapolated because (i) the relationship of the change in an assumption to the change in fair value may not be linear and (ii) changes in one assumption may result in changes in another, which might magnify or counteract the uncertainties. The uncertainties do not reflect the effect of hedging activity undertaken by the Company to offset changes in the fair value of MSRs. See Note 15, “Derivative Financial Instruments,” for further information regarding these hedging activities.
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

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2018	2017	2018	2017
Income from commercial mortgage servicing rights [1]	$5	$6	$20	$17
Income from subservicing third party commercial mortgages [1]	3	3	9	11
1 Recognized in Commercial real estate related income in the Consolidated Statements of Income.

The UPB of commercial mortgage loans serviced for third parties is presented in the following table:

(Dollars in millions)	September 30, 2018	December 31, 2017
UPB of commercial mortgages subserviced for third parties	$26,206	$24,294
UPB of loans underlying commercial mortgage servicing rights	6,039	5,760
Total UPB of commercial mortgages serviced for third parties	$32,245	$30,054

No commercial mortgage servicing rights were purchased or sold during the nine months ended September 30, 2018 and 2017.
Commercial mortgage servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The Company calculates the fair value of commercial servicing rights based on the present value of estimated future net servicing income, considering prepayment projections and other assumptions. Impairment, if any, is recognized when the carrying value of the servicing asset exceeds the fair value at the measurement date. The amortized cost of the Company's commercial mortgage servicing rights was $64 million and $65 million at September 30, 2018 and December 31, 2017, respectively.
A summary of the significant unobservable inputs used to estimate the fair value of the Company’s commercial mortgage servicing rights and the uncertainty of the fair values in response to 10% and 20% adverse changes in those inputs at the reporting date, are presented in the following table.

(Dollars in millions)	September 30, 2018	December 31, 2017
Fair value of commercial mortgage servicing rights	$77	$75
Discount rate (annual)	12%	12%
Decline in fair value from 10% adverse change	$3	$3
Decline in fair value from 20% adverse change	6	6
Prepayment rate assumption (annual)	6%	7%
Decline in fair value from 10% adverse change	$1	$1
Decline in fair value from 20% adverse change	2	2
Weighted-average life (in years)	7.8	7.0
Float earnings rate (annual)	1.1%	1.1%
Commercial mortgage servicing right uncertainties are hypothetical and should be used with caution.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 9 - OTHER ASSETS
The components of other assets are presented in the following table:

(Dollars in millions)	September 30, 2018	December 31, 2017
Equity securities [1]:
Marketable equity securities [2]:
Mutual fund investments	$65	$49
Other equity [3]	27	7
Nonmarketable equity securities:
Federal Reserve Bank stock [2]	403	403
FHLB stock [2]	142	15
Other equity [3]	50	26
Lease assets	2,110	1,528
Tax credit investments [4]	1,583	1,272
Bank-owned life insurance	1,619	1,411
Accrued income	1,059	880
Accounts receivable	669	2,201
Pension assets, net	518	464
Prepaid expenses	248	319
OREO	52	57
Other	887	786
Total other assets	$9,432	$9,418
1 Equity securities held for trading purposes are classified in Trading assets and derivative instruments or Trading liabilities and derivative instruments on the Company's Consolidated Balance Sheets.
2 Beginning January 1, 2018, the Company reclassified equity securities previously presented in Securities available for sale to Other assets on the Consolidated Balance Sheets. Reclassifications have been made to previously reported amounts for comparability.
3 During the second quarter of 2018, the Company reclassified $22 million of equity securities from nonmarketable to marketable equity securities due to readily determinable fair value information observed in active markets.
4 See Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," for additional information.
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

The following table summarizes net gains/(losses) for equity securities not classified as trading assets:

(Dollars in millions)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Net (losses)/gains from marketable equity securities [1]	($4)	$10
Net gains/(losses) from nonmarketable equity securities:
Remeasurement losses and impairment	—	—
Remeasurement gains [1]	7	30
Less: Net realized gains from sale	—	—
Total net unrealized gains from non-trading equity securities	$3	$40
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
Accrued Income
Accrued income consists primarily of interest and other income accrued on the Company's LHFI. Interest income on loans, except those classified as nonaccrual, is accrued based upon the outstanding principal amounts using the effective yield method. See Note 1, “Significant Accounting Policies,” to the Company's 2017 Annual Report on Form 10-K for information regarding the Company's accounting policy for loans.
Accounts Receivable
Accounts receivable consists primarily of receivables from brokers, dealers, and customers related to pending loan trades, unsettled trades of securities, loan-related advances, and investment securities income due but not received. Additionally, includes proceeds due from the FHA and the VA on foreclosed real estate related to loans insured by the FHA or guaranteed by the VA.
Pension Assets
Pension assets (net) represent the funded status of the Company's overfunded pension and other postretirement benefits plans, measured as the difference between the fair value of plan assets and the benefit obligation at period end.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 10 - CERTAIN TRANSFERS OF FINANCIAL ASSETS AND VARIABLE INTEREST ENTITIES
The Company has transferred loans and securities in sale or securitization transactions for which the Company retains certain beneficial interests, servicing rights, and/or recourse. These transfers of financial assets include certain residential mortgage loans, guaranteed student loans, and commercial loans, as discussed in the following section, "Transfers of Financial Assets." Cash receipts on beneficial interests held related to these transfers were immaterial for each of the three and nine months ended September 30, 2018 and 2017.
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
Except as specifically noted herein, the Company is not required to provide additional financial support to any of the entities to which the Company has transferred financial assets, nor has the Company provided any support it was not otherwise obligated to provide. No events occurred during the nine months ended September 30, 2018 that changed the Company’s previous conclusions regarding whether it is the primary beneficiary of the VIEs described herein. Furthermore, no events occurred during the nine months ended September 30, 2018 that changed the Company’s sale conclusion with regards to previously transferred residential mortgage loans, guaranteed student loans, or commercial loans.
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
The Company sold residential mortgage loans to Ginnie Mae, Fannie Mae, and Freddie Mac, which resulted in pre-tax net gains of $46 million and $53 million for the three and nine months ended September 30, 2018, and pre-tax net gains of $73 million and $152 million for the three and nine months ended September 30, 2017, respectively. Net gains/losses on the sale of residential mortgage LHFS are recorded at inception of the associated IRLCs and reflect the change in value of the loans resulting from changes in interest rates from the time the Company enters into the related IRLCs with borrowers until the loans are sold, but do not include the results of hedging activities initiated by the Company to mitigate this market risk. See Note 15, "Derivative Financial Instruments," for further discussion of the Company's hedging activities. The Company has made certain representations and warranties with respect to the transfer of these loans. See Note 14, “Guarantees,” for additional information regarding representations and warranties.
In a limited number of securitizations, the Company has received securities in addition to cash in exchange for the transferred loans, while also retaining servicing rights. The securities received are measured at fair value and classified as securities AFS. During the second quarter of 2018, the Company sold the majority of these securities for a net gain of $6 million, recognized in Net securities gains on the Consolidated Statements of Income for the nine months ended September 30, 2018. The fair value of retained securities was immaterial at September 30, 2018 and totaled $22 million at December 31, 2017.
The Company evaluates securitization entities in which it has a VI for potential consolidation under the VIE consolidation model. Notwithstanding the Company's role as servicer, the Company typically does not have power over the securitization entities as a result of rights held by the master servicer. In certain transactions, the Company does have power as the servicer, but does not have an obligation to absorb losses, or the right to receive benefits, that could potentially be significant. In all such cases, the Company does not consolidate the securitization entity. Due to the aforementioned sale of securities AFS in the second quarter of 2018, the Company’s remaining VI in the securitization entity was immaterial at September 30, 2018. Assets of the unconsolidated entities in which the Company has a VI totaled $147 million at December 31, 2017.
The Company’s maximum exposure to loss related to these unconsolidated residential mortgage loan securitizations is comprised of the loss of value of any interests it retains, which was immaterial at September 30, 2018 and totaled $22 million at December 31, 2017, as well as any repurchase obligations or other losses it incurs as a result of any guarantees related to these securitizations, which is discussed further in Note 14, “Guarantees.”
Guaranteed Student Loans
The Company has securitized government-guaranteed student loans through a transfer of loans to a securitization entity and retained the residual interest in the entity. The Company concluded that this entity should be consolidated because the Company has (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses, and the right to receive benefits, that could potentially be significant. At September 30, 2018 and December 31, 2017, the Company’s Consolidated

Notes to Consolidated Financial Statements (Unaudited), continued

Balance Sheets reflected $171 million and $192 million of assets held by the securitization entity and $168 million and $189 million of debt issued by the entity, respectively, inclusive of related accrued interest.
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
Commercial Loans
The Company originates and sells certain commercial mortgage loans to Fannie Mae and Freddie Mac, originates FHA insured loans, and issues and sells Ginnie Mae commercial MBS secured by FHA insured loans. The Company transferred commercial loans to these Agencies and GSEs, which resulted in pre-tax net gains of $8 million and $22 million for the three and nine months ended September 30, 2018, and pre-tax net gains of $9 million and $33 million for the three and nine months ended September 30, 2017, respectively. The loans are exchanged for cash or securities that are readily redeemable for cash, with servicing rights retained. The Company has made certain representations and warranties with respect to the transfer of these loans and has entered into a loss share guarantee related to certain loans transferred to Fannie Mae. See Note 14, “Guarantees,” for additional information regarding the commercial mortgage loan loss share guarantee.

The Company's total managed loans, including the LHFI portfolio and other transferred loans (securitized and unsecuritized), are presented in the following table by portfolio balance and delinquency status (accruing loans 90 days or more past due and all nonaccrual loans) at September 30, 2018 and December 31, 2017, as well as the related net charge-offs for the three and nine months ended September 30, 2018 and 2017.

	Portfolio Balance		Past Due and Nonaccrual		Net Charge-offs
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	Three Months Ended September 30				Nine Months Ended September 30
(Dollars in millions)					2018		2017		2018		2017
LHFI portfolio:
Commercial	$77,958	$75,477	$310	$247	$42		$22		$76		$90
Consumer	69,257	67,704	1,867	1,832	46		56		164		171
Total LHFI portfolio	147,215	143,181	2,177	2,079	88		78		240		261
Managed securitized loans:
Commercial [1]	6,039	5,760	—	—	—		—		—		—
Consumer	138,747	134,160	226	171	1	[2]	3	[2]	5	[2]	7	[2]
Total managed securitized loans	144,786	139,920	226	171	1		3		5		7
Managed unsecuritized loans [3]	1,380	2,200	190	340	—		—		—		—
Total managed loans	$293,381	$285,301	$2,593	$2,590	$89		$81		$245		$268
1 Comprised of commercial mortgages sold through Fannie Mae, Freddie Mac, and Ginnie Mae securitizations, whereby servicing has been retained by the Company.
2 Amounts associated with $429 million and $602 million of managed securitized loans at September 30, 2018 and December 31, 2017, respectively. Net charge-off data is not reported to the Company for the remaining balance of $138.3 billion and $133.6 billion of managed securitized loans at September 30, 2018 and December 31, 2017, respectively.
3 Comprised of unsecuritized loans the Company originated and sold to private investors with servicing rights retained. Net charge-offs on these loans are not presented in the table as the data is not reported to the Company by the private investors that own these related loans.

Notes to Consolidated Financial Statements (Unaudited), continued

Other Variable Interest Entities
In addition to exposure to VIEs arising from transfers of financial assets, the Company also has involvement with VIEs from other business activities.
Tax Credit Investments
The following table provides information related to the Company's investments in tax credit VIEs that it does not consolidate:

	Community Development Investments		Renewable Energy Partnerships
(Dollars in millions)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Carrying value of investments [1]	$1,515	$1,272	$68	$—
Maximum exposure to loss related to investments [2]	2,173	1,905	165	—

[1]
At September 30, 2018 and December 31, 2017, the carrying value of community development investments excludes $67 million and $59 million of investments in funds that do not qualify for tax credits, respectively.

[2]
At September 30, 2018 and December 31, 2017, the Company's maximum exposure to loss related to community development investments includes $484 million and $354 million of loans and $648 million and $627 million of unfunded equity commitments, respectively. At September 30, 2018 and December 31, 2017, the Company's maximum exposure to loss related to renewable energy partnerships includes $97 million and $0 of unfunded equity commitments, respectively.

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

The Company has concluded that it is not the primary beneficiary of these investments when it invests as a limited partner and there is a third party general partner. The general partner, or an affiliate of the general partner, often provides guarantees to the limited partner, which protects the Company from construction and operating losses and tax credit allocation deficits. The Company’s maximum exposure to loss would result from the loss of its limited partner investments, net of liabilities, along with loans or interest rate swap exposures related to these investments as well as unfunded equity commitments that the Company is required to fund if certain conditions are met.
The following table presents tax credits and amortization associated with the Company’s investments in community development investments.

	Tax Credits				Amortization
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Qualified affordable housing partnerships	$28	$27	$87	$77	$29	$27	$92	$76
Other community development investments	23	25	62	60	19	19	49	45

Renewable Energy Partnerships
In the second quarter of 2018, the Company began investing in entities that promote renewable energy sources as a limited partner. The carrying value of these renewable energy partnership investments is recorded in Other assets on the Company’s Consolidated Balance Sheets, and the associated tax credits received for these investments are recorded as a reduction to the carrying value of these investments. The Company has determined that these renewable energy tax credit partnerships are VIEs.
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

Total Return Swaps
At September 30, 2018 and December 31, 2017, the outstanding notional amount of the Company's VIE-facing TRS contracts totaled $1.9 billion and $1.7 billion, and related loans outstanding to VIEs totaled $1.9 billion and $1.7 billion, respectively. These financings were measured at fair value and classified within Trading assets and derivative instruments on the Consolidated Balance Sheets. The Company entered into client-facing TRS contracts of the same outstanding notional amounts. The notional amounts of the TRS contracts with VIEs represent the Company’s maximum exposure to loss, although this exposure has been mitigated via the TRS contracts with clients. For additional information on the Company’s TRS contracts and its involvement with these VIEs, see Note 15, “Derivative Financial Instruments,” as well as Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," to the Company's 2017 Annual Report on Form 10-K.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 11 – NET INCOME PER COMMON SHARE
Reconciliations of net income to net income available to common shareholders and average basic common shares outstanding to average diluted common shares outstanding are presented in the following table.

Equivalent shares of less than 1 million related to common stock options and warrants outstanding at September 30, 2017 were excluded from the computations of diluted net income per average common share because they would have been anti-dilutive.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars and shares in millions, except per share data)	2018	2017	2018	2017
Net income	$752	$538	$2,117	$1,533
Less:
Preferred stock dividends	(26)	(26)	(81)	(65)
Net income available to common shareholders	$726	$512	$2,036	$1,468

Average common shares outstanding - basic	460.3	478.3	464.8	483.7
Add dilutive securities:
RSUs	3.0	2.9	2.8	2.9
Common stock warrants, options, and restricted stock	0.9	2.4	1.4	2.6
Average common shares outstanding - diluted	464.2	483.6	469.0	489.2

Net income per average common share - diluted	$1.56	$1.06	$4.34	$3.00
Net income per average common share - basic	1.58	1.07	4.38	3.04

NOTE 12 - INCOME TAXES
For the three months ended September 30, 2018 and 2017, the provision for income taxes was $95 million and $225 million, representing effective tax rates of 11% and 29%, respectively. For the nine months ended September 30, 2018 and 2017, the provision for income taxes was $412 million and $606 million, representing effective tax rates of 16% and 28%, respectively. The effective tax rate for the nine months ended September 30, 2018 was favorably impacted by a net $71 million discrete income tax benefit, while the effective tax rate for the nine months ended September 30, 2017 was favorably impacted by a net $26 million discrete income tax benefit related primarily to share-based compensation.
The $71 million net discrete income tax benefit for the nine months ended September 30, 2018 was driven by a $55 million tax benefit for the income tax effects of the 2017 Tax Act, a $22 million tax benefit for share-based compensation, and an $8 million tax benefit related to the release of certain UTBs due to the expiration of the applicable statute of limitation. These income tax benefits were offset partially by a $14 million discrete tax expense resulting from the merger of the Company's STM and Bank legal entities, which includes the $35 million discrete tax expense in the first quarter of 2018 related to the increase in the valuation allowance recorded for STM's state carryforwards and a $21 million discrete tax benefit in the third quarter of 2018 related to the net adjustment of STM’s state DTAs and DTLs upon completion of the merger. The $55 million adjustment for the income tax effects of the 2017 Tax Act reflects the final adjustment to the Company's December 31, 2017 DTAs and DTLs at the reduced federal corporate income tax rate of 21%. This adjustment completed the Company's accounting for the income tax effects of the 2017 Tax Act.
At September 30, 2018 and December 31, 2017, the Company had a valuation allowance against its state carryforwards and certain state DTAs of $89 million and $143 million, respectively. This decrease in the valuation allowance was due primarily to the reversal of the valuation allowance that was recorded against certain of STM's pre-merger state NOL carryforwards that could not be carried forward by the Bank after the merger. The reversal of the valuation allowance was offset by the write-off of the related state NOL carryforwards. See Note 18, “Business Segment Reporting,” for additional information regarding the merger of STM and the Bank.
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

"Employee Benefit Plans," to the Company's 2017 Annual Report on Form 10-K for additional information regarding the Company's employee benefit plans.

Stock-based compensation expense recognized in Employee compensation in the Consolidated Statements of Income consisted of the following:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2018	2017	2018	2017
RSUs	$21	$14	$82	$64
Phantom stock units [1]	10	17	36	57
Total stock-based compensation expense	$31	$31	$118	$121

Stock-based compensation tax benefit [2]	$8	$12	$28	$46
1 Phantom stock units are settled in cash. During the three and nine months ended September 30, 2018, the Company paid $1 million and $76 million, respectively, related to these share-based liabilities. During the three and nine months ended September 30, 2017, the Company paid $2 million and $79 million, respectively, related to these share-based liabilities.
2 Does not include excess tax benefits or deficiencies recognized in the Provision for income taxes in the Consolidated Statements of Income.

Components of net periodic benefit related to the Company's pension and other postretirement benefits plans are presented in the following table and are recognized in Employee benefits in the Consolidated Statements of Income:

	Pension Benefits [1]				Other Postretirement Benefits
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$1	$1	$4	$4	$—	$—	$—	$—
Interest cost	23	24	68	71	—	—	1	1
Expected return on plan assets	(47)	(49)	(140)	(146)	(1)	(1)	(4)	(4)
Amortization of prior service credit	—	—	—	—	(2)	(1)	(5)	(4)
Amortization of actuarial loss	6	6	17	18	—	—	—	—
Net periodic benefit	($17)	($18)	($51)	($53)	($3)	($2)	($8)	($7)
1 Administrative fees are recognized in service cost for each of the periods presented.

In the second quarter of 2017, the Company amended its NCF Retirement Plan in accordance with its decision to terminate the pension plan effective as of July 31, 2017. The Company expects to reclassify approximately $61 million of pre-tax deferred losses from AOCI into net income upon settlement of the NCF pension plan, which is on schedule to be completed by the end of 2018.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 14 – GUARANTEES
The Company has undertaken certain guarantee obligations in the ordinary course of business. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform and make future payments should certain triggering events occur. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or through provision of the Company’s services. The following is a discussion of the guarantees that the Company has issued at September 30, 2018. The Company has also entered into certain contracts that are similar to guarantees, but that are accounted for as derivative instruments as discussed in Note 15, “Derivative Financial Instruments.”

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
At September 30, 2018 and December 31, 2017, the maximum potential exposure to loss related to the Company's issued letters of credit was $3.1 billion and $2.6 billion, respectively. The Company’s outstanding letters of credit generally have a term of more than one year. Some standby letters of credit are designed to be drawn upon in the normal course of business and others are drawn upon only in circumstances of dispute or default in the underlying transaction to which the Company is not a party. In all cases, the Company is entitled to reimbursement from the client. If a letter of credit is drawn upon and reimbursement is not provided by the client, the Company may take possession of the collateral securing the letter of credit, where applicable.
The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with its credit policies. Consistent with the methodologies used for all commercial borrowers, an internal assessment of the PD and loss severity in the event of default is performed. The Company's credit risk management for letters of credit leverages the risk rating process to focus greater visibility on higher risk and higher dollar letters of credit. The allowance associated with letters of credit is a component of the unfunded commitments reserve recorded in Other liabilities on the Consolidated Balance Sheets and is included in the allowance for credit losses as disclosed in Note 7, “Allowance for Credit Losses.” Additionally, unearned fees relating to letters of credit are recorded in Other liabilities on the Consolidated Balance Sheets. The net carrying amount of unearned fees was immaterial at both September 30, 2018 and December 31, 2017.

Loan Sales and Servicing
The Company originates and purchases residential mortgage loans, a portion of which are sold to outside investors in the normal course of business through a combination of whole loan sales to GSEs, Ginnie Mae, and non-agency investors. The Company also originates and sells certain commercial mortgage loans to Fannie Mae and Freddie Mac, originates FHA insured loans, and issues and sells Ginnie Mae commercial MBS secured by FHA insured loans.
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
The following table summarizes the changes in the Company’s reserve for residential mortgage loan repurchases:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2018	2017	2018	2017
Balance, beginning of period	$36	$40	$39	$40
Repurchase provision/(benefit)	1	—	(2)	—
Charge-offs, net of recoveries	(1)	(1)	(1)	(1)
Balance, end of period	$36	$39	$36	$39

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

Notes to Consolidated Financial Statements (Unaudited), continued

The following table summarizes the carrying value of the Company's outstanding repurchased residential mortgage loans:

(Dollars in millions)	September 30, 2018	December 31, 2017
Outstanding repurchased residential mortgage loans:
Performing LHFI	$189	$203
Nonperforming LHFI	17	16
Total carrying value of outstanding repurchased residential mortgages	$206	$219
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
Commercial Mortgage Loan Loss Share Guarantee
In connection with the acquisition of Pillar, the Company assumed a loss share obligation associated with the terms of a master loss sharing agreement with Fannie Mae for multi-family commercial mortgage loans that were sold by Pillar to Fannie Mae under Fannie Mae’s delegated underwriting and servicing program. Upon the acquisition of Pillar, the Company entered into a lender contract amendment with Fannie Mae for multi-family commercial mortgage loans that Pillar sold to Fannie Mae prior to acquisition and that the Company sold to Fannie Mae subsequent to acquisition, whereby the Company bears a risk of loss of up to one-third of the incurred losses resulting from borrower defaults. The breach of any representation or warranty related to a loan sold to Fannie Mae could increase the Company's level of risk-sharing associated with the loan. The outstanding UPB of loans sold subject to the loss share guarantee was $3.4 billion at both September 30, 2018 and December 31, 2017. The maximum potential exposure to loss was $978 million and $962 million at September 30, 2018 and December 31, 2017, respectively. Using probability of default and severity of loss estimates, the Company's loss share liability was $12 million and $11 million at September 30, 2018 and December 31, 2017, respectively, and is recorded in Other liabilities on the Consolidated Balance Sheets.
Visa
The Company executes credit and debit transactions through Visa and Mastercard. The Company is a defendant, along with Visa and Mastercard (the “Card Associations”), as well as other banks, in one of several antitrust lawsuits challenging the practices of the Card Associations (the “Litigation”). The Company entered into judgment and loss sharing agreements with Visa and certain other banks in order to apportion financial responsibilities arising from any potential adverse judgment or negotiated settlements related to the Litigation. Additionally, in connection with Visa's restructuring in 2007, shares of Visa common stock were issued to its financial institution members and the Company received its proportionate number of shares of Visa Inc. common stock, which were subsequently converted to Class B shares of Visa Inc. upon completion of Visa’s IPO in 2008. A provision of the original Visa By-Laws, which was restated in Visa's certificate of incorporation, contains a general indemnification provision between a Visa member and Visa that explicitly provides that each member's indemnification obligation is limited to losses arising from its own conduct and the specifically defined Litigation. While the district court approved a class action settlement of the Litigation in 2012 that settled the claims of both a damages class and an injunctive relief class, the U.S. Court of Appeals for the Second Circuit reversed the district court's approval of the settlement on June 30, 2016. The U.S. Supreme Court denied plaintiffs' petition for certiorari on March 27, 2017, and the case returned to the district court for further action. Since being remanded to the district court, plaintiffs have pursued two separate class actions—one class action seeking damages that names, among others, the Company as a defendant, and one class action seeking injunctive relief that does not name the Company as a defendant, but for which the Company could bear some responsibility under the judgment and loss sharing agreement described above. An agreement to resolve the claims of the damages class has been filed with the district court and is awaiting court approval.
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
In May 2009, the Company sold its 3.2 million Class B shares to the Visa Counterparty and entered into a derivative with the Visa Counterparty. Under the derivative, the Visa Counterparty is compensated by the Company for any decline in the conversion factor as a result of the outcome of the Litigation. Conversely, the Company is compensated by the Visa Counterparty for any increase in the conversion factor. The amount of payments made or received under the derivative is a function of the 3.2 million shares sold to the Visa Counterparty, the change in conversion rate, and Visa’s share price. The Visa Counterparty, as a result of its ownership of the Class B shares, is impacted by dilutive adjustments to the conversion factor of the Class B shares caused by the Litigation losses. Additionally, the Company will make periodic payments based on the notional of the derivative and a fixed rate until the date on which the Litigation is settled. The fair value of the derivative is estimated based on unobservable inputs consisting of management's estimate of the probability of certain litigation scenarios and the timing of the resolution of the Litigation due in large part to the aforementioned decision by the U.S. Court of Appeals for the Second Circuit. The fair value of the derivative liability was $7 million and $15 million at September 30, 2018 and December 31, 2017, respectively. The fair value of the derivative is estimated based on the Company's expectations regarding the resolution of the Litigation. The ultimate impact to the Company could be significantly different based on the Litigation outcome.

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
When the Company has more than one outstanding derivative transaction with a single counterparty, and there exists a legal right of offset with that counterparty, the Company considers its exposure to the counterparty to be the net fair value of its derivative positions with that counterparty. If the net fair value is positive, then the corresponding asset value also reflects cash collateral held. At September 30, 2018, the economic exposure of these net derivative asset positions was $404 million, reflecting $889 million of net derivative gains, adjusted for cash and other collateral of $485 million that the Company held in relation to these positions. At December 31, 2017, the economic exposure of net derivative asset positions was $541 million, reflecting $940 million of net derivative gains, adjusted for cash and other collateral held of $399 million.
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
For purposes of estimating the Company’s own credit risk on derivative liability positions, the DVA, the Company uses probabilities of default from observable, sector/rating based CDS data. The net fair value of the Company's derivative contracts were adjusted by an immaterial amount for estimates of counterparty credit risk and its own credit risk at both September 30, 2018 and December 31, 2017. For additional information on the Company's fair value measurements, see Note 16, "Fair Value Election and Measurement."
Currently, the industry standard master netting agreements governing the majority of the Company's derivative transactions with counterparties contain bilateral events of default and acceleration provisions related to the creditworthiness of the Bank and the counterparty. Should the Bank be in default under any of these provisions, the Bank’s counterparties would be

Notes to Consolidated Financial Statements (Unaudited), continued

permitted to close out transactions with the Bank on a net basis, at amounts that would approximate the fair values of the derivatives, resulting in a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. Additionally, certain of the Company’s derivative liability positions, totaling $1.0 billion and $1.1 billion in fair value at September 30, 2018 and December 31, 2017, respectively, contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an ATE that permits the counterparties to close-out net and apply collateral or, where a CSA is present, require the Bank to post additional collateral.
At September 30, 2018, the Bank held senior long-term debt credit ratings of Baal/A-/A- from Moody’s, S&P, and Fitch, respectively. At September 30, 2018, ATEs have been triggered for less than $1 million in fair value liabilities. The maximum additional liability that could be triggered from ATEs was approximately $18 million at September 30, 2018. At September 30, 2018, $1.0 billion in fair value of derivative liabilities were subject to CSAs, against which the Bank has posted $918 million in collateral, primarily in the form of cash.

Pursuant to the terms of the CSA, the Bank would be required to post additional collateral of approximately $2 million against these contracts if the Bank were downgraded to Baa2/BBB+. Further downgrades to Baa3/BBB and Ba1/BBB- would require the Bank to post an additional $3 million and $2 million of collateral, respectively. Any downgrades below Ba2/BB+ do not contain predetermined collateral posting levels.
Notional and Fair Value of Derivative Positions
The following table presents the Company’s derivative positions at September 30, 2018 and December 31, 2017. The notional amounts in the table are presented on a gross basis at September 30, 2018 and December 31, 2017. Gross positive and gross negative fair value amounts associated with respective notional amounts are presented without consideration of any netting agreements, including collateral arrangements. Net fair value derivative amounts are adjusted on an aggregate basis, where applicable, to take into consideration the effects of legally enforceable master netting agreements, including any cash collateral received or paid, and are recognized in Trading assets and derivative instruments or Trading liabilities and derivative instruments on the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Unaudited), continued

	September 30, 2018			December 31, 2017
		Fair Value			Fair Value
(Dollars in millions)	Notional Amounts	Asset Derivatives	Liability Derivatives	Notional Amounts	Asset Derivatives	Liability Derivatives
Derivative instruments designated in hedging relationships
Cash flow hedges: [1]
Interest rate contracts hedging floating rate LHFI	$12,900	$2	$1	$14,200	$2	$252
Subtotal	12,900	2	1	14,200	2	252
Fair value hedges: [2]
Interest rate contracts hedging fixed rate debt	7,705	2	—	5,920	1	58
Interest rate contracts hedging brokered time deposits	60	—	—	60	—	—
Subtotal	7,765	2	—	5,980	1	58

Derivative instruments not designated as hedging instruments [3]
Interest rate contracts hedging:
Residential MSRs [4]	25,690	18	20	42,021	119	119
LHFS, IRLCs [5]	5,485	15	4	7,590	9	6
LHFI	183	—	—	175	2	2
Trading activity [6]	127,059	595	894	126,366	1,066	946
Foreign exchange rate contracts hedging loans and trading activity	7,418	106	91	7,058	110	102
Credit contracts hedging:
LHFI	825	—	23	515	—	11
Trading activity [7]	3,869	25	23	3,454	15	12
Equity contracts hedging trading activity [6]	37,362	2,384	2,648	38,907	2,499	2,857
Other contracts:
IRLCs and other [8]	1,886	13	9	2,017	18	16
Commodity derivatives	1,678	118	116	1,422	63	61
Subtotal	211,455	3,274	3,828	229,525	3,901	4,132

Total derivative instruments	$232,120	$3,278	$3,829	$249,705	$3,904	$4,442

Total gross derivative instruments (before netting)		$3,278	$3,829		$3,904	$4,442
Less: Legally enforceable master netting agreements		(2,185)	(2,185)		(2,731)	(2,731)
Less: Cash collateral received/paid		(471)	(946)		(371)	(1,303)
Total derivative instruments (after netting)		$622	$698		$802	$408

[1]	See “Cash Flow Hedging” in this Note for further discussion.

[2]	See “Fair Value Hedging” in this Note for further discussion.

[3]	See “Economic Hedging Instruments and Trading Activities” in this Note for further discussion.

[4]
Notional amounts include $5.6 billion and $16.6 billion related to interest rate futures at September 30, 2018 and December 31, 2017, respectively. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.

[5]
Notional amounts include $302 million and $190 million related to interest rate futures at September 30, 2018 and December 31, 2017, respectively. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.

[6]
Notional amounts include $4.9 billion and $9.8 billion related to interest rate futures at September 30, 2018 and December 31, 2017, and $274 million and $1.2 billion related to equity futures at September 30, 2018 and December 31, 2017, respectively. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table. Notional amounts also include amounts related to interest rate swaps hedging fixed rate debt.

[7]
Notional amounts include $7 million and $4 million from purchased credit risk participation agreements at September 30, 2018 and December 31, 2017, and $33 million and $11 million from written credit risk participation agreements at September 30, 2018 and December 31, 2017, respectively. These notional amounts are calculated as the notional of the derivative participated adjusted by the relevant RWA conversion factor.

[8]
Notional amounts include $41 million and $49 million related to the Visa derivative liability at September 30, 2018 and December 31, 2017, respectively. See Note 14, "Guarantees" for additional information.

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

The following tables present total gross derivative instrument assets and liabilities at September 30, 2018 and December 31, 2017, which are adjusted to reflect the effects of legally enforceable master netting agreements and cash collateral received or paid when calculating the net amount reported in the Consolidated Balance Sheets. Also included in the tables are financial instrument collateral related to legally enforceable master netting agreements that represents securities collateral received or pledged and customer cash collateral held at third party custodians. These amounts are not offset on the Consolidated Balance Sheets but are shown as a reduction to total derivative instrument assets and liabilities to derive net derivative assets and liabilities. These amounts are limited to the derivative asset/liability balance, and accordingly, do not include excess collateral received/pledged.

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
September 30, 2018
Derivative instrument assets:
Derivatives subject to master netting arrangement or similar arrangement	$2,940	$2,525	$415		$14	$401
Derivatives not subject to master netting arrangement or similar arrangement	14	—	14		—	14
Exchange traded derivatives	324	131	193		—	193
Total derivative instrument assets	$3,278	$2,656	$622	[1]	$14	$608

Derivative instrument liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$3,587	$3,000	$587		$58	$529
Derivatives not subject to master netting arrangement or similar arrangement	111	—	111		—	111
Exchange traded derivatives	131	131	—		—	—
Total derivative instrument liabilities	$3,829	$3,131	$698	[2]	$58	$640

December 31, 2017
Derivative instrument assets:
Derivatives subject to master netting arrangement or similar arrangement	$3,491	$2,923	$568		$28	$540
Derivatives not subject to master netting arrangement or similar arrangement	18	—	18		—	18
Exchange traded derivatives	395	179	216		—	216
Total derivative instrument assets	$3,904	$3,102	$802	[1]	$28	$774

Derivative instrument liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$4,128	$3,855	$273		$27	$246
Derivatives not subject to master netting arrangement or similar arrangement	130	—	130		—	130
Exchange traded derivatives	184	179	5		—	5
Total derivative instrument liabilities	$4,442	$4,034	$408	[2]	$27	$381
1 At September 30, 2018, $622 million, net of $471 million offsetting cash collateral, is recognized in Trading assets and derivative instruments within the Company's Consolidated Balance Sheets. At December 31, 2017, $802 million, net of $371 million offsetting cash collateral, is recognized in Trading assets and derivative instruments within the Company's Consolidated Balance Sheets.
2 At September 30, 2018, $698 million, net of $946 million offsetting cash collateral, is recognized in Trading liabilities and derivative instruments within the Company's Consolidated Balance Sheets. At December 31, 2017, $408 million, net of $1.3 billion offsetting cash collateral, is recognized in Trading liabilities and derivative instruments within the Company's Consolidated Balance Sheets.

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

The Company enters into interest rate swaps designated as cash flow hedging instruments to hedge its exposure to benchmark interest rate risk associated with floating rate loans. For the three and nine months ended September 30, 2018, the amount of pre-tax loss recognized in OCI on derivative instruments was $48 million and $274 million, respectively. For the three and nine months ended September 30, 2017, the amount of pre-tax gain recognized in OCI on derivative instruments was $10 million and $61 million, respectively. At September 30, 2018, the maturities for hedges of floating rate loans ranged from less than one year to seven years, with the weighted average being 3.1 years. At December 31, 2017, the maturities for hedges of floating rate loans ranged from less than one year to five years, with the weighted average being 3.6 years. These hedges have been highly effective in offsetting the designated risks. At September 30, 2018, $135 million of deferred net pre-tax losses on derivative instruments designated as cash flow hedges on floating rate loans recognized in AOCI are expected to be reclassified into net interest income during the next twelve months. The amount to be reclassified into income incorporates the impact from both active and terminated cash flow hedges, including the net interest income earned on the active hedges, assuming no changes in LIBOR. The Company may choose to terminate or de-designate a hedging relationship due to a change in the risk management objective for that specific hedge item, which may arise in conjunction with an overall balance sheet management strategy.

Notes to Consolidated Financial Statements (Unaudited), continued

Pursuant to the adoption of ASU 2017-12, the following table presents gains and losses on derivatives in fair value and cash flow hedging relationships by contract type and by income statement line item for the three and nine months ended September 30, 2018. For the three and nine months ended September 30, 2017 the amounts presented below were not conformed to the new hedge accounting guidance. The table does not disclose the financial impact of the activities that these derivative instruments are intended to hedge.

	Net Interest Income					Noninterest Income
(Dollars in millions)	Interest and fees on LHFI		Interest on Long-term Debt		Interest on Deposits	Trading Income	Total
Three Months Ended September 30, 2018
Interest income/(expense), including the effects of fair value and cash flow hedges	$1,549		($95)		($193)	$42	$1,303

(Loss)/gain on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—		($2)		$—	$—	($2)
Recognized on derivatives	—		(33)		—	—	(33)
Recognized on hedged items	—		31	[1]	—	—	31
Net expense recognized on fair value hedges	$—		($4)		$—	$—	($4)

Loss on cash flow hedging relationships:
Interest rate contracts:
Amount of pre-tax loss reclassified from AOCI into income	($22)	[2]	$—		$—	$—	($22)
Net expense recognized on cash flow hedges	($22)		$—		$—	$—	($22)

Nine Months Ended September 30, 2018
Interest income/(expense), including the effects of fair value and cash flow hedges	$4,424		($252)		($484)	$137	$3,825

(Loss)/gain on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—		($1)		$—	$—	($1)
Recognized on derivatives	—		(130)		—	—	(130)
Recognized on hedged items	—		124	[1]	—	—	124
Net expense recognized on fair value hedges	$—		($7)		$—	$—	($7)

Loss on cash flow hedging relationships:
Interest rate contracts:
Amount of pre-tax loss reclassified from AOCI into income	($39)	[2]	$—		$—	$—	($39)
Net expense recognized on cash flow hedges	($39)		$—		$—	$—	($39)

Three Months Ended September 30, 2017
Interest income/(expense), including the effects of fair value and cash flow hedges	$1,382		($76)		($111)	$51	$1,246

Gain/(loss) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—		$3		$—	$—	$3
Recognized on derivatives	—		—		—	(3)	(3)
Recognized on hedged items	—		—		—	3	3
Net income recognized on fair value hedges	$—		$3		$—	$—	$3

Gain on cash flow hedging relationships:
Interest rate contracts:
Amount of pre-tax gain reclassified from AOCI into income	$13	[2]	$—		$—	$—	$13
Net income recognized on cash flow hedges	$13		$—		$—	$—	$13

Nine Months Ended September 30, 2017
Interest income/(expense), including the effects of fair value and cash flow hedges	$4,009		($216)		($286)	$148	$3,655

Gain/(loss) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—		$12		$—	$—	$12
Recognized on derivatives	—		—		—	5	5
Recognized on hedged items	—		—		—	(4)	(4)
Net income recognized on fair value hedges	$—		$12		$—	$1	$13

Gain on cash flow hedging relationships:
Interest rate contracts:
Amount of pre-tax gain reclassified from AOCI into income	$81	[2]	$—		$—	$—	$81
Net income recognized on cash flow hedges	$81		$—		$—	$—	$81
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

Notes to Consolidated Financial Statements (Unaudited), continued

The following table presents the carrying amount of hedged liabilities on the Consolidated Balance Sheets in fair value hedging relationships and the associated cumulative basis adjustment related to the application of hedge accounting:

		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Liabilities
(Dollars in millions)	Carrying Amount of Hedged Liabilities	Hedged Items Currently Designated	Hedged Items No Longer Designated
September 30, 2018
Long-term debt	$6,495	($170)	($73)
Brokered time deposits	29	—	—

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

The impacts of derivative instruments used for economic hedging or trading purposes on the Consolidated Statements of Income are presented in the following table:

	Classification of (Loss)/Gain Recognized in Income on Derivatives	Amount of (Loss)/Gain Recognized in Income on Derivatives During the Three Months Ended September 30		Amount of (Loss)/Gain Recognized in Income on Derivatives During the Nine Months Ended September 30
(Dollars in millions)		2018	2017	2018	2017
Derivative instruments not designated as hedging instruments:
Interest rate contracts hedging:
Residential MSRs	Mortgage servicing related income	($54)	$17	($210)	$41
LHFS, IRLCs	Mortgage production related income	10	(20)	57	(57)
LHFI	Other noninterest income	1	—	3	(1)
Trading activity	Trading income	18	11	48	33
Foreign exchange rate contracts hedging loans and trading activity	Trading income	9	(10)	49	(43)
Credit contracts hedging:
LHFI	Other noninterest income	(5)	(1)	(5)	(3)
Trading activity	Trading income	5	8	16	19
Equity contracts hedging trading activity	Trading income	6	(1)	8	(1)
Other contracts:
IRLCs and other	Mortgage production related income, Commercial real estate related income	19	49	39	154
Commodity derivatives	Trading income	—	—	—	1
Total		$9	$53	$5	$143

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
At September 30, 2018, there were no purchased CDS contracts designated as trading instruments. At December 31, 2017, the gross notional amount of purchased CDS contracts designated as trading instruments was $5 million. The fair value of purchased CDS was immaterial at December 31, 2017.
The Company has also entered into TRS contracts on loans. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same amount on the matched TRS. To mitigate its credit risk, the Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral if the fair value of the underlying reference assets deteriorates. There were $1.9 billion and $1.7 billion of outstanding TRS notional balances at September 30, 2018 and December 31, 2017, respectively. The fair values of these TRS assets and liabilities at September 30, 2018 were $25 million and $23 million, respectively, and related cash collateral held at September 30, 2018 was $486 million. The fair values of the TRS assets and liabilities at December 31, 2017 were $15 million and $13 million, respectively, and related cash collateral held at December 31, 2017 was $368 million. For additional information on the Company's TRS contracts, see Note 10, "Certain Transfers of Financial Assets and Variable Interest

Entities," as well as Note 16, "Fair Value Election and Measurement."
The Company writes risk participations, which are credit derivatives, whereby the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on a derivative, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative. The Company manages its payment risk on its risk participations by monitoring the creditworthiness of the obligors, which are all corporations or partnerships, through the normal credit review process that the Company would have performed had it entered into a derivative directly with the obligors. To date, no material losses have been incurred related to the Company’s written risk participations. At September 30, 2018, the remaining terms on these risk participations generally ranged from less than one year to 11 years, with a weighted average term on the maximum estimated exposure of 6.4 years. At December 31, 2017, the remaining terms on these risk participations generally ranged from less than one year to nine years, with a weighted average term on the maximum estimated exposure of 5.5 years. The Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $230 million and $55 million at September 30, 2018 and December 31, 2017, respectively. The fair values of the written risk participations were immaterial at both September 30, 2018 and December 31, 2017.

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

	September 30, 2018
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments [1]	Assets/Liabilities at Fair Value
Assets
Trading assets and derivative instruments:
U.S. Treasury securities	$247	$—	$—	$—	$247
Federal agency securities	—	507	—	—	507
U.S. states and political subdivisions	—	91	—	—	91
MBS - agency	—	743	—	—	743
Corporate and other debt securities	—	820	—	—	820
CP	—	408	—	—	408
Equity securities	67	—	—	—	67
Derivative instruments	324	2,942	12	(2,656)	622
Trading loans	—	2,171	—	—	2,171
Total trading assets and derivative instruments	638	7,682	12	(2,656)	5,676

Securities AFS:
U.S. Treasury securities	4,133	—	—	—	4,133
Federal agency securities	—	223	—	—	223
U.S. states and political subdivisions	—	602	—	—	602
MBS - agency residential	—	22,505	—	—	22,505
MBS - agency commercial	—	2,602	—	—	2,602
MBS - non-agency commercial	—	905	—	—	905
Corporate and other debt securities	—	14	—	—	14
Total securities AFS [2]	4,133	26,851	—	—	30,984

LHFS	—	1,822	—	—	1,822
LHFI	—	—	168	—	168
Residential MSRs	—	—	2,062	—	2,062
Other assets [2]	92	—	—	—	92

Liabilities
Trading liabilities and derivative instruments:
U.S. Treasury securities	742	—	—	—	742
Corporate and other debt securities	—	411	—	—	411
Equity securities	12	—	—	—	12
Derivative instruments	132	3,688	9	(3,131)	698
Total trading liabilities and derivative instruments	886	4,099	9	(3,131)	1,863

Brokered time deposits	—	384	—	—	384
Long-term debt	—	235	—	—	235
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

(Dollars in millions)	Fair Value at September 30, 2018	Aggregate UPB at September 30, 2018	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,171	$2,160	$11
LHFS:
Accruing	1,822	1,775	47
LHFI:
Accruing	162	171	(9)
Nonaccrual	6	8	(2)
Liabilities:
Brokered time deposits	384	379	5
Long-term debt	235	230	5

(Dollars in millions)	Fair Value at December 31, 2017	Aggregate UPB at December 31, 2017	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,149	$2,111	$38
LHFS:
Accruing	1,576	1,533	43
Past due 90 days or more	1	1	—
LHFI:
Accruing	192	198	(6)
Nonaccrual	4	6	(2)
Liabilities:
Brokered time deposits	236	233	3
Long-term debt	530	517	13

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present the changes in fair value of financial instruments for which the FVO has been elected. The tables do not reflect the change in fair value attributable to related economic hedges that the Company uses to mitigate market-related risks associated with the financial instruments. Generally, changes in the fair value of economic hedges are recognized in Trading income, Mortgage production related income, Mortgage servicing related income, Commercial real estate related income, or Other noninterest income as appropriate, and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below. The Company’s economic hedging activities are deployed at both the instrument and portfolio level.

	Fair Value Gain/(Loss) for the Three Months Ended September 30, 2018 for Items Measured at Fair Value Pursuant to Election of the FVO					Fair Value Gain/(Loss) for the Nine Months Ended September 30, 2018 for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Other Noninterest Income	Total Changes in Fair Values Included in Earnings [2]	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Other Noninterest Income	Total Changes in Fair Values Included in Earnings [2]
Assets:
Trading loans	$3	$—	$—	$—	$3	$10	$—	$—	$—	$10
LHFS	—	5	—	—	5	—	(3)	—	—	(3)
LHFI	—	—	—	(1)	(1)	—	—	—	(4)	(4)
Residential MSRs	—	3	(11)	—	(8)	—	7	15	—	22
Liabilities:
Brokered time deposits	(4)	—	—	—	(4)	6	—	—	—	6
Long-term debt	1	—	—	—	1	6	—	—	—	6
1 Income related to LHFS does not include income from IRLCs. For the three and nine months ended September 30, 2018, income related to residential MSRs includes income recognized upon the sale of loans reported at LOCOM.
2 Changes in fair value for the three and nine months ended September 30, 2018 exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, LHFI, brokered time deposits, and long-term debt that have been elected to be measured at fair value are recognized in Interest income or Interest expense in the Consolidated Statements of Income.

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

Notes to Consolidated Financial Statements (Unaudited), continued

The following is a discussion of the valuation techniques and inputs used in estimating fair value for assets and liabilities measured at fair value on a recurring basis.

Trading Assets and Derivative Instruments and Investment Securities
Unless otherwise indicated, trading assets are priced by the trading desk and investment securities are valued by an independent third party pricing service. The third party pricing service gathers relevant market data and observable inputs, such as new issue data, benchmark curves, reported trades, credit spreads, and dealer bids and offers, and integrates relevant credit information, market movements, and sector news into its matrix pricing and other market-based modeling techniques.

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
Corporate and Other Debt Securities
Corporate debt securities are comprised predominantly of senior and subordinate debt obligations of domestic corporations and are classified as level 2. Other debt securities classified as AFS include bonds that are redeemable with the issuer at par. At September 30, 2018 and December 31, 2017, the Company classified other debt securities AFS as level 2 and level 3, respectively.
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
The Company's derivative instruments classified as level 3 include IRLCs that satisfy the criteria to be treated as derivative financial instruments. The fair value of IRLCs on LHFS, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on the Company’s historical data and reflect the Company’s best estimate of the likelihood that a commitment will result in a closed loan. As pull-through rates increase, the fair value of IRLCs also increases. Servicing value is included in the fair value of IRLCs, and the fair value of servicing is determined by projecting cash flows, which are then discounted to estimate an expected fair value. The fair value of servicing is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. Because these inputs are not transparent in market trades, IRLCs are considered to be level 3 assets. During the three and nine months ended September 30, 2018, the Company transferred $26 million and $43 million, respectively, of net IRLC assets out of level 3 as the associated loans were closed. During the three and nine months ended September 30, 2017, the Company transferred $51 million and $157 million, respectively, of net IRLC assets out of level 3, as the associated loans were closed.

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
The loans made in connection with the Company’s TRS business are short-term, senior demand loans supported by a pledge agreement granting first priority security interest to the Bank in all the assets held by the borrower, a VIE with assets comprised primarily of corporate loans. While these TRS-related loans do not trade in the market, the Company believes that the par amount of the loans approximates fair value and no unobservable assumptions are used by the Company to value these loans. At September 30, 2018 and December 31, 2017, the Company had $1.9 billion and $1.7 billion, respectively, of these short-term loans outstanding, measured at fair value.
The loans from the Company’s sales and trading business are commercial and corporate leveraged loans that are either traded in the market or for which similar loans trade. The Company elected to measure these loans at fair value since they are actively traded. For each of the three and nine months ended September 30, 2018 and 2017, the Company recognized an immaterial amount of gains/(losses) in the Consolidated Statements of Income due to changes in fair value attributable to instrument-specific credit risk. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the Company does not believe that trading activity qualifies the loans as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded. At September 30, 2018 and December 31, 2017, $65 million and $48 million, respectively, of loans related to the Company’s trading business were held in inventory.
SBA loans are similar to SBA securities discussed herein under “Federal agency securities,” except for their legal form. In both cases, the Company trades instruments that are fully guaranteed by the U.S. government as to contractual principal and interest and there is sufficient observable trading activity upon which to base the estimate of fair value. As these SBA loans are fully guaranteed, the changes in fair value are attributable to factors other than instrument-specific credit risk. At September 30, 2018 and December 31, 2017, the Company held $182 million and $368 million of SBA loans in inventory, respectively.
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
For residential mortgages that the Company has elected to measure at fair value, the Company recognized an immaterial amount of gains/(losses) in the Consolidated Statements of Income due to changes in fair value attributable to borrower-specific credit risk for each of the three and nine months ended September 30, 2018 and 2017. In addition to borrower-specific credit risk, there are other more significant variables that drive changes in the fair values of the loans, including interest rates and general market conditions.

Notes to Consolidated Financial Statements (Unaudited), continued

Commercial Mortgage LHFS
The Company values certain commercial mortgage LHFS at fair value based upon observable current market prices for similar loans. These loans are generally transferred to agencies within 90 days of origination. The Company had commitments from agencies to purchase these loans at September 30, 2018 and December 31, 2017; therefore, they are classified as level 2. Origination fees are recognized within Commercial real estate related income in the Consolidated Statements of Income when earned at the time of closing. To mitigate the effect of interest rate risk inherent in entering into IRLCs with borrowers, the Company enters into forward contracts with investors at the same time that it enters into IRLCs with borrowers. The mark-to-market adjustments related to commercial mortgage LHFS, IRLCs, and forward contracts are recognized in Commercial real estate related income. For commercial mortgages that the Company has elected to measure at fair value, the Company recognized no gains/(losses) in the Consolidated Statements of Income due to changes in fair value attributable to borrower-specific credit risk for each of the three and nine months ended September 30, 2018 and 2017.
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
Liabilities
Trading Liabilities and Derivative Instruments
Trading liabilities are comprised primarily of derivative contracts, including IRLCs that satisfy the criteria to be treated as derivative financial instruments, as well as various contracts (primarily U.S. Treasury securities, corporate and other debt securities) that the Company uses in certain of its trading businesses. The Company's valuation methodologies for these derivative contracts and securities are consistent with those discussed within the corresponding sections herein under “Trading Assets and Derivative Instruments and Investment Securities.”
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

The valuation technique and range, including weighted average, of the unobservable inputs associated with the Company's level 3 assets and liabilities are as follows:

	Level 3 Significant Unobservable Input Assumptions
(Dollars in millions)	Fair value September 30, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average) [1]
Assets
Trading assets and derivative instruments:
Derivative instruments, net [2]	$3	Internal model	Pull through rate	40-100% (82%)
			MSR value	28-173 bps (116 bps)
LHFI	162	Monte Carlo/Discounted cash flow	Option adjusted spread	62-784 bps (177 bps)
			Conditional prepayment rate	4-27 CPR (12 CPR)
			Conditional default rate	0-2 CDR (0.7 CDR)
	6	Collateral based pricing	Appraised value	NM [3]
Residential MSRs	2,062	Monte Carlo/Discounted cash flow	Conditional prepayment rate	5-30 CPR (13 CPR)
			Option adjusted spread	0-113% (3%)
1 Unobservable inputs were weighted by the relative fair value of the financial instruments.
2 Amount represents the net of IRLC assets and liabilities and includes the derivative liability associated with the Company's sale of Visa shares. Refer to the "Trading Liabilities and Derivative Instruments" section herein for a discussion of valuation assumptions related to the Visa derivative liability.
3 Not meaningful.

	Level 3 Significant Unobservable Input Assumptions
(Dollars in millions)	Fair value December 31, 2017	Valuation Technique	Unobservable Input [1]	Range (Weighted Average) [2]
Assets
Trading assets and derivative instruments:
Derivative instruments, net [3]	$—	Internal model	Pull through rate	41-100% (81%)
			MSR value	41-190 bps (113 bps)
Securities AFS:
MBS - non-agency residential	59	Third party pricing	N/A
ABS	8	Third party pricing	N/A
Corporate and other debt securities	5	Cost	N/A
LHFI	192	Monte Carlo/Discounted cash flow	Option adjusted spread	62-784 bps (215 bps)
			Conditional prepayment rate	2-34 CPR (11 CPR)
			Conditional default rate	0-5 CDR (0.7 CDR)
	4	Collateral based pricing	Appraised value	NM [4]
Residential MSRs	1,710	Monte Carlo/Discounted cash flow	Conditional prepayment rate	6-30 CPR (13 CPR)
			Option adjusted spread	1-125% (4%)
1 For certain assets and liabilities where the Company utilizes third party pricing, the unobservable inputs and their ranges are not reasonably available, and therefore, have been noted as not applicable ("N/A").
2 Unobservable inputs were weighted by the relative fair value of the financial instruments.
3 Amount represents the net of IRLC assets and liabilities and includes the derivative liability associated with the Company's sale of Visa shares. Refer to the "Trading Liabilities and Derivative Instruments" section herein for a discussion of valuation assumptions related to the Visa derivative liability.
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

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning Balance July 1, 2018	Included in Earnings		OCI	Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items	Transfers into Level 3	Transfers out of Level 3	Fair Value September 30, 2018
Assets
Trading assets:
Derivative instruments, net	$3	$18	[1]	$—	$—	$—	$8	($26)	$—	$—	$3

LHFI	177	—	[2]	—	—	—	(9)	—	—	—	168

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning Balance January 1, 2018	Included in Earnings		OCI	Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items	Transfers into Level 3	Transfers out of Level 3	Fair Value September 30, 2018
Assets
Trading assets:
Derivative instruments, net	$—	$36	[1]	$—	$—	$—	$10	($43)	$—	$—	$3
Securities AFS:
MBS - non-agency residential	59	—		—	—	—	(2)	—	—	(57)	—
ABS	8	—		—	—	—	(1)	—	—	(7)	—
Corporate and other debt securities	5	—		—	—	—	—	—	—	(5)	—
Total securities AFS	72	—		—	—	—	(3)	—	—	(69)	—

LHFI	196	(3)	[2]	—	—	—	(26)	—	1	—	168
1 Includes issuances, fair value changes, and expirations. Amount related to residential IRLCs is recognized in Mortgage production related income, amount related to commercial IRLCs is recognized in Commercial real estate related income, and amount related to Visa derivative liability is recognized in Other noninterest expense. Included $10 million and $7 million in earnings during the three and nine months ended September 30, 2018, respectively, related to changes in unrealized gains on net derivative instruments still held at September 30, 2018.
2 Amounts are generally included in Mortgage production related income; however, the mark on certain fair value loans is included in Other noninterest income. Included $0 and $4 million in earnings during the three and nine months ended September 30, 2018, respectively, related to changes in unrealized losses on LHFI still held at September 30, 2018.

Notes to Consolidated Financial Statements (Unaudited), continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning Balance July 1, 2017	Included in Earnings		OCI		Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items	Transfers into Level 3	Transfers out of Level 3	Fair Value September 30, 2017
Assets
Trading assets:
Derivative instruments, net	$4	$52	[1]	$—		$—	$—	$1	($51)	$—	$—	$6
Securities AFS:
U.S. states and political subdivisions	—	—		—		—	—	—	—	—	—	—
MBS - non-agency residential	67	—		1	[2]	—	—	(6)	—	—	—	62
ABS	9	—		—		—	—	(1)	—	—	—	8
Corporate and other debt securities	5	—		—		—	—	—	—	—	—	5
Total securities AFS	81	—		1	[2]	—	—	(7)	—	—	—	75

Residential LHFS	2	—		—		—	(2)	(1)	(1)	3	—	1
LHFI	214	—	[3]	—		—	—	(9)	1	—	—	206

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning Balance January 1, 2017	Included in Earnings		OCI		Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items	Transfers into Level 3	Transfers out of Level 3	Fair Value September 30, 2017
Assets
Trading assets:
Derivative instruments, net	$6	$157	[1]	$—		$—	$—	$—	($157)	$—	$—	$6
Securities AFS:
U.S. states and political subdivisions	4	—		—		—	—	(4)	—	—	—	—
MBS - non-agency residential	74	—		1	[2]	—	—	(13)	—	—	—	62
ABS	10	—		—		—	—	(2)	—	—	—	8
Corporate and other debt securities	5	—		—		—	—	—	—	—	—	5
Total securities AFS	93	—		1	[2]	—	—	(19)	—	—	—	75

Residential LHFS	12	—		—		—	(22)	(1)	(3)	17	(2)	1
LHFI	222	1	[3]	—		—	—	(24)	3	4	—	206
1 Includes issuances, fair value changes, and expirations. Amount related to residential IRLCs is recognized in Mortgage production related income, amount related to commercial IRLCs is recognized in Commercial real estate related income, and amount related to Visa derivative liability is recognized in Other noninterest expense. Included $19 million and $17 million in earnings during the three and nine months ended September 30, 2017, respectively, related to changes in unrealized gains on net derivative instruments still held at September 30, 2017.
2 Amounts recognized in OCI are included in change in net unrealized gains on securities AFS, net of tax.
3 Amounts are generally included in Mortgage production related income; however, the mark on certain fair value loans is included in Other noninterest income. Included $0 and $1 million in earnings during the three and nine months ended September 30, 2017, respectively, related to changes in unrealized gains on LHFI still held at September 30, 2017.

Notes to Consolidated Financial Statements (Unaudited), continued

Non-recurring Fair Value Measurements
The following tables present gains and losses recognized on assets still held at period end, and measured at fair value on a non-recurring basis, for the three and nine months ended September 30, 2018 and the year ended December 31, 2017. Adjustments to fair value generally result from the application of LOCOM, or the measurement alternative, or through write-downs of individual assets. The tables do not reflect changes in fair value attributable to economic hedges the Company may have used to mitigate interest rate risk associated with LHFS.

		Fair Value Measurements			(Losses)/Gains for the Three Months Ended September 30, 2018	(Losses)/Gains for the Nine Months Ended September 30, 2018
(Dollars in millions)	September 30, 2018	Level 1	Level 2	Level 3
LHFS	$12	$—	$12	$—	$—	$—
LHFI	17	—	—	17	—	—
OREO	22	—	1	21	(3)	(4)
Other assets	63	—	44	19	3	18

		Fair Value Measurements			Losses for the Year Ended December 31, 2017
(Dollars in millions)	December 31, 2017	Level 1	Level 2	Level 3
LHFS	$13	$—	$13	$—	$—
LHFI	49	—	—	49	—
OREO	24	—	1	23	(4)
Other assets	53	—	4	49	(43)

Discussed below are the valuation techniques and inputs used in estimating fair values for assets measured at fair value on a non-recurring basis and classified as level 2 and/or 3.
Loans Held for Sale
At September 30, 2018 and December 31, 2017, LHFS classified as level 2 consisted of commercial loans that were valued using market prices and measured at LOCOM. There were no gains/(losses) recognized in earnings during the three and nine months ended September 30, 2018 or during the year ended December 31, 2017 as the charge-offs related to these loans are a component of the ALLL.

Loans Held for Investment
At September 30, 2018 and December 31, 2017, LHFI classified as level 3 consisted primarily of consumer loans discharged in Chapter 7 bankruptcy that had not been reaffirmed by the borrower, as well as nonperforming CRE loans for which specific reserves had been recognized. Cash proceeds from the sale of the underlying collateral is the expected source of repayment for a majority of these loans. Accordingly, the fair value of these loans is derived from the estimated fair value of the underlying collateral, incorporating market data if available. Due to the lack of market data for similar assets, all of these loans are classified as level 3. There were no gains/(losses) recognized during the three and nine months ended September 30, 2018 or during the year ended December 31, 2017, as the charge-offs related to these loans are a component of the ALLL.

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

Other Assets
Other assets consist of equity investments, other repossessed assets, assets under operating leases where the Company is the lessor, branch properties, land held for sale, and software.
Pursuant to the adoption of ASU 2016-01 on January 1, 2018, the Company elected the measurement alternative for measuring certain equity securities without readily determinable fair values, which are adjusted based on any observable price changes in orderly transactions. These equity securities are classified as level 2 based on the valuation methodology and associated inputs. During the three and nine months ended September 30, 2018, the Company recognized remeasurement gains of $7 million and $30 million on these equity securities, respectively.
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
Other repossessed assets include repossessed personal property that is measured at fair value less cost to sell. These assets are classified as level 3 as their fair value is determined based on a variety of subjective, unobservable factors. There were no losses recognized in earnings by the Company on other repossessed assets during the three and nine months ended September 30, 2018 or during the year ended December 31, 2017,

Notes to Consolidated Financial Statements (Unaudited), continued

as the impairment charges on repossessed personal property were a component of the ALLL.
The Company monitors the fair value of assets under operating leases where the Company is the lessor and recognizes impairment on the leased asset to the extent the carrying value is not recoverable and is greater than its fair value. Fair value is determined using collateral specific pricing digests, external appraisals, broker opinions, recent sales data from industry equipment dealers, and the discounted cash flows derived from the underlying lease agreement. As market data for similar assets and lease arrangements is available and used in the valuation, these assets are considered level 2. During each of the three and nine months ended September 30, 2018 and the year ended December 31, 2017, the Company recognized an immaterial amount of impairment charges attributable to changes in the fair value of various personal property under operating leases.
Branch properties are classified as level 3, as their fair value is based on property-specific appraisals and broker opinions. The Company recognized an immaterial amount of impairment on branch properties during the three and nine months ended September 30, 2018. During the year ended December 31, 2017, the Company recognized impairment charges of $10 million on branch properties.
Land held for sale is recorded at the lesser of carrying value or fair value less cost to sell, and is considered level 3 as its fair value is determined based on property-specific appraisals and broker opinions. The Company recognized no impairment charges on land held for sale during the three and nine months ended September 30, 2018. During the year ended December 31, 2017, the Company recognized an immaterial amount of impairment charges on land held for sale.
Software consisted primarily of external software licenses and internally developed software that were impaired and for which fair value was determined using a level 3 measurement. This resulted in impairment charges of $8 million during the nine months ended September 30, 2018, and $28 million during the year ended December 31, 2017. No impairment charges were recognized during the three months ended September 30, 2018.

Notes to Consolidated Financial Statements (Unaudited), continued

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments are as follows:

		September 30, 2018		Fair Value Measurements
(Dollars in millions)	Measurement Category	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	Amortized cost	$7,605	$7,605	$7,605	$—	$—
Trading assets and derivative instruments	Fair value	5,676	5,676	638	5,026	12
Securities AFS	Fair value	30,984	30,984	4,133	26,851	—
LHFS	Amortized cost	139	142	—	110	32
	Fair value	1,822	1,822	—	1,822	—
LHFI, net	Amortized cost	145,424	144,480	—	—	144,480
	Fair value	168	168	—	—	168
Other [1]	Amortized cost	545	545	—	—	545
	Fair value	92	92	92	—	—
Financial liabilities:
Consumer and other time deposits	Amortized cost	15,166	14,889	—	14,889	—
Brokered time deposits	Amortized cost	662	738	—	738	—
	Fair value	384	384	—	384	—
Short-term borrowings	Amortized cost	7,940	7,940	—	7,940	—
Long-term debt	Amortized cost	14,054	14,125	—	12,396	1,729
	Fair value	235	235	—	235	—
Trading liabilities and derivative instruments	Fair value	1,863	1,863	886	968	9
1 Other financial assets recorded at amortized cost consist of FHLB of Atlanta stock and Federal Reserve Bank of Atlanta stock. Other financial assets recorded at fair value consist of mutual fund investments and other equity securities with readily determinable fair values.

		December 31, 2017		Fair Value Measurements
(Dollars in millions)	Measurement Category	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	Amortized cost	$6,912	$6,912	$6,912	$—	$—
Trading assets and derivative instruments	Fair value	5,093	5,093	608	4,469	16
Securities AFS	Fair value	30,947	30,947	4,331	26,544	72
LHFS	Amortized cost	713	716	—	662	54
	Fair value	1,577	1,577	—	1,577	—
LHFI, net	Amortized cost	141,250	141,379	—	—	141,379
	Fair value	196	196	—	—	196
Other [1]	Amortized cost	418	418	—	—	418
	Fair value	56	56	56	—	—
Financial liabilities:
Consumer and other time deposits	Amortized cost	12,076	11,906	—	11,906	—
Brokered time deposits	Amortized cost	749	725	—	725	—
	Fair value	236	236	—	236	—
Short-term borrowings	Amortized cost	4,781	4,781	—	4,781	—
Long-term debt	Amortized cost	9,255	9,362	—	8,304	1,058
	Fair value	530	530	—	530	—
Trading liabilities and derivative instruments	Fair value	1,283	1,283	769	498	16
1 Other financial assets recorded at amortized cost consist of FHLB of Atlanta stock and Federal Reserve Bank of Atlanta stock. Other financial assets recorded at fair value consist of mutual fund investments and other equity securities with readily determinable fair values.

Unfunded loan commitments and letters of credit are not included in the table above. At September 30, 2018 and December 31, 2017, the Company had $71.1 billion and $66.4 billion, respectively, of unfunded commercial loan commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related unfunded commitments reserve, which was a combined

$74 million and $84 million at September 30, 2018 and December 31, 2017, respectively. No active trading market exists for these instruments, and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of consumer unfunded lending commitments which can generally be canceled by providing notice to the borrower.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 17 – CONTINGENCIES
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries are parties to numerous civil claims and lawsuits and subject to regulatory examinations, investigations, and requests for information. Some of these matters involve claims for substantial amounts. The Company’s experience has shown that the damages alleged by plaintiffs or claimants are often overstated, based on unsubstantiated legal theories, unsupported by facts, and/or bear no relation to the ultimate award that a court might grant. Additionally, the outcome of litigation and regulatory matters and the timing of ultimate resolution are inherently difficult to predict. These factors make it difficult for the Company to provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. However, on a case-by-case basis, reserves are established for those legal claims in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company's financial statements at September 30, 2018 reflect the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved.
For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of related reserves, if any. Management currently estimates these losses to range from $0 to approximately $160 million. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information available at September 30, 2018. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure. Based on current knowledge, it is the opinion of management that liabilities arising from legal claims in excess of the amounts currently reserved, if any, will not have a material impact on the Company’s financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s financial condition, results of operations, or cash flows for any given reporting period.
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
Mutual Funds ERISA Class Action
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
After various appeals, the cases were remanded to the District Court. On March 25, 2016, a consolidated amended complaint was filed, consolidating all of these pending actions into one case. The Company filed an answer to the consolidated amended complaint on June 6, 2016. Subsequent to the closing of fact discovery, plaintiffs filed their second amended consolidated complaint on December 19, 2017 which among other things named five new defendants. On January 2, 2018, defendants filed their answer to the second amended consolidated complaint. Defendants' motion for partial summary judgment was filed on January 12, 2018, and on January 16, 2018 the plaintiffs filed for motion for class certification. Defendants' motion for partial summary judgment was granted by the District Court on May 2, 2018, which held that all claims prior to March 11, 2005 have been dismissed as well as dismissing three individual defendants from action. On June 27, 2018, the District Court granted the plaintiffs' motion for class certification. An additional motion for partial summary judgment was filed by defendants on October 5, 2018.

Notes to Consolidated Financial Statements (Unaudited), continued

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

United States Mortgage Servicing Settlement
In the second quarter of 2014, STM and the U.S., through the DOJ, HUD, and Attorneys General for several states, reached a final settlement agreement related to the National Mortgage Servicing Settlement. The settlement agreement became effective on September 30, 2014 when the court entered the Consent Judgment. Pursuant to the settlements, STM made $50 million in cash payments, provided $500 million of consumer relief, and implemented certain mortgage servicing standards. In an August 10, 2017 report, the independent Office of Mortgage Settlement Oversight ("OMSO"), appointed to review and certify compliance with the provisions of the settlement, confirmed that STM fulfilled its consumer relief commitments of the settlement. STM's mortgage servicing standard obligations concluded on March 31, 2018. On August 22, 2018, the OMSO issued its final compliance report confirming that STM completed its obligations under the settlement.

LR Trust v. SunTrust Banks, Inc., et al.
In November 2016, the Company and certain officers and directors were named as defendants in a shareholder derivative action alleging that defendants failed to take action related to activities at issue in the National Mortgage Servicing, HAMP, and FHA Originations settlements, and certain other legal matters or to ensure that the alleged activities in each were remedied and otherwise appropriately addressed. Plaintiff sought an award in favor of the Company for the amount of damages sustained by the Company, disgorgement of alleged benefits obtained by defendants, and enhancements to corporate governance and internal controls. On September 18, 2017, the district court dismissed this matter and on October 16, 2017, plaintiff filed an appeal. A settlement of the matter was reached in which the defendants agreed to pay $585,000 and the Company committed to certain non-monetary corporate governance activities through March 2021. Preliminary approval of the settlement was granted by the district court on September 18, 2018.

Millennium Lender Claim Trust v. STRH and SunTrust Bank, et al.
In August 2017, the Trustee of the Millennium Lender Claim Trust filed a suit in the New York State Court against STRH, SunTrust Bank, and other lenders of the $1.775 B Millennium Health LLC f/k/a Millennium Laboratories LLC (“Millennium”) syndicated loan. The Trustee alleges that the loan was actually a security and that defendants misrepresented or omitted to state material facts in the offering materials and communications provided concerning the legality of Millennium's sales, marketing, and billing practices and the known risks posed by a pending government investigation into the illegality of such practices. The Trustee brings claims for violation of the California Corporate Securities Law, the Massachusetts Uniform Securities Act, the Colorado Securities Act, and the Illinois Securities Law, as well as negligent misrepresentation and seeks rescission of sales of securities as well as unspecified rescissory damages, compensatory damages, punitive damages, interest, and attorneys' fees and costs. The defendants have removed the case to the U.S. District Court for the Southern District of New York and Trustee's motion to remand the case back to state court was denied.

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
The following is a description of the segments and their primary businesses at September 30, 2018.

The Consumer segment is made up of four primary businesses:

•
Consumer Banking provides services to individual consumers, small business, and business banking clients through an extensive network of traditional and in-store branches, ATMs, online banking (www.suntrust.com), mobile banking, and by telephone (1-800-SUNTRUST). Financial products and services offered to consumers and small business clients include deposits and payments, loans, and various fee-based services. Consumer Banking also serves as an entry point for clients and provides services for other businesses.

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

•
PWM provides a full array of wealth management products and professional services to individual consumers and institutional clients, including loans, deposits, brokerage, professional investment advisory, and trust services to clients seeking active management of their financial resources. Institutional clients are served by the Institutional Investment Solutions business. Discount/online and full-service brokerage products are offered to individual clients through STIS. Investment advisory products and services are offered to clients by STAS, an SEC registered investment advisor. PWM also includes GFO Advisory Services, LLC, which provides family office solutions to clients and their families to help them manage and sustain wealth across multiple generations, including family meeting facilitation, consolidated reporting, expense management, specialty asset management, and business transition advice, as well as other wealth management disciplines.

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

◦
The Company successfully merged its STM and Bank legal entities in the third quarter of 2018. Subsequent to the merger, mortgage operations have continued under the Bank’s charter. This merger will simplify the Company's organizational structure and allow it to more fully serve the needs of clients. There were no material financial impacts associated with the merger, other than the tax impacts described in Note 12, “Income Taxes.”

The Wholesale segment is made up of three primary businesses and the Treasury & Payment Solutions product group:

•
CIB delivers comprehensive capital markets solutions, including advisory, capital raising, and financial risk management, with the goal of serving the needs of both public and private companies in the Wholesale segment and PWM business. Investment Banking and Corporate Banking teams within CIB serve clients across the nation, offering a full suite of traditional banking and investment banking products and services to companies with annual revenues typically greater than $150 million. Investment Banking serves select industry segments including consumer and retail, energy, technology, financial services, healthcare, industrials, and media and communications. Corporate Banking serves clients across diversified industry sectors based on size, complexity, and frequency of capital markets issuance. CIB also includes the Company's Asset Finance Group, which offers a full complement of asset-based financing solutions such as securitizations, asset-based lending, equipment financing, and structured real estate arrangements.

•
Commercial Banking offers an array of traditional banking products, including lending, cash management, and investment banking solutions via CIB, to commercial clients (generally clients with revenues between $5 million and $250 million), including not-for-profit organizations, governmental entities, healthcare and aging services, and auto dealer financing (floor plan inventory financing). Local teams deliver these solutions along with the Company's industry expertise to commercial clients to help them achieve smart growth.

•
Commercial Real Estate provides a range of credit and deposit services as well as fee-based product offerings to privately held real estate companies and institutional funds operating within the office, retail, multifamily, and industrial property sectors. Commercial Real Estate also provides multi-family agency lending and servicing, advisory, and commercial mortgage brokerage services via its Agency Lending division. Additionally, Commercial Real Estate offers tailored financing and equity investment

Notes to Consolidated Financial Statements (Unaudited), continued

solutions for community development and affordable housing projects through STCC, with particular expertise in Low Income Housing Tax Credits and New Market Tax Credits. The Institutional Property Group business targets relationships with REITs, pension fund advisors, private funds, homebuilders, and insurance companies and the Regional business focuses on private real estate owners and developers through a regional delivery structure. The Investor Services Group offers loan administration, special servicing, valuation, and advisory services to third party clients.

•
Treasury & Payment Solutions provides business clients in the Wholesale segment with services required to manage their payments and receipts, combined with the ability to manage and optimize their deposits across all aspects of their business. Treasury & Payment Solutions operates all electronic and paper payment types, including card, wire transfer, ACH, check, and cash. It also provides clients the means to manage their accounts electronically online, both domestically and internationally.

Corporate Other includes management of the Company’s investment securities portfolio, long-term debt, end user derivative instruments, short-term liquidity and funding activities, balance sheet risk management, and most real estate assets, as well as the Company's functional activities such as marketing, finance, ER, legal, enterprise information services, and executive management, among others. Additionally, for all periods prior to January 1, 2018, the results of PAC were reported in the Wholesale segment and were reclassified to Corporate Other for enhanced comparability of the Wholesale segment results excluding PAC. See Note 2, "Acquisitions/Dispositions," in the Company's 2017 Annual Report on Form 10-K for additional information related to the sale of PAC in December 2017.
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

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended September 30, 2018
(Dollars in millions)	Consumer	Wholesale	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average LHFI	$75,414	$70,485	$96	$—	$145,995
Average consumer and commercial deposits	111,930	47,773	212	(567)	159,348
Average total assets	86,112	84,766	35,612	905	207,395
Average total liabilities	112,879	54,284	16,481	(524)	183,120
Average total equity	—	—	—	24,275	24,275
Statements of Income:
Net interest income	$1,079	$550	($49)	($68)	$1,512
FTE adjustment	—	22	1	(1)	22
Net interest income-FTE [1]	1,079	572	(48)	(69)	1,534
Provision for credit losses [2]	36	25	—	—	61
Net interest income after provision for credit losses-FTE	1,043	547	(48)	(69)	1,473
Total noninterest income	445	373	10	(46)	782
Total noninterest expense	994	433	(38)	(5)	1,384
Income before provision for income taxes-FTE	494	487	—	(110)	871
Provision for income taxes-FTE [3]	113	115	(52)	(59)	117
Net income including income attributable to noncontrolling interest	381	372	52	(51)	754
Net income attributable to noncontrolling interest	—	—	2	—	2
Net income	$381	$372	$50	($51)	$752
1 Presented on a matched maturity funds transfer price basis for the segments.
2 Provision for credit losses represents net charge-offs by segment combined with an allocation to the segments for the provision attributable to quarterly changes in the ALLL and unfunded commitment reserve balances.
3 Includes regular provision for income taxes as well as FTE income and tax credit adjustment reversals.

	Three Months Ended September 30, 2017 [1,2]
(Dollars in millions)	Consumer	Wholesale	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average LHFI	$74,742	$68,568	$1,399	($3)	$144,706
Average consumer and commercial deposits	109,774	49,515	189	(59)	159,419
Average total assets	84,345	82,573	36,286	2,534	205,738
Average total liabilities	110,713	55,054	15,406	(8)	181,165
Average total equity	—	—	—	24,573	24,573
Statements of Income:
Net interest income	$999	$511	($5)	($75)	$1,430
FTE adjustment	—	36	1	—	37
Net interest income-FTE [3]	999	547	(4)	(75)	1,467
Provision/(benefit) for credit losses [4]	140	(19)	—	(1)	120
Net interest income after provision/(benefit) for credit losses-FTE	859	566	(4)	(74)	1,347
Total noninterest income	482	397	19	(52)	846
Total noninterest expense	927	421	48	(5)	1,391
Income before provision for income taxes-FTE	414	542	(33)	(121)	802
Provision for income taxes-FTE [5]	150	201	(18)	(71)	262
Net income including income attributable to noncontrolling interest	264	341	(15)	(50)	540
Net income attributable to noncontrolling interest	—	—	2	—	2
Net income	$264	$341	($17)	($50)	$538

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

[5]	Includes regular provision for income taxes as well as FTE income and tax credit adjustment reversals.

Notes to Consolidated Financial Statements (Unaudited), continued

	Nine Months Ended September 30, 2018
(Dollars in millions)	Consumer	Wholesale	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average LHFI	$75,122	$69,155	$93	($2)	$144,368
Average consumer and commercial deposits	111,025	48,259	205	(330)	159,159
Average total assets	85,124	83,001	35,563	1,682	205,370
Average total liabilities	111,928	54,383	15,038	(303)	181,046
Average total equity	—	—	—	24,324	24,324
Statements of Income:
Net interest income	$3,144	$1,605	($120)	($189)	$4,440
FTE adjustment	—	63	2	—	65
Net interest income-FTE [1]	3,144	1,668	(118)	(189)	4,505
Provision for credit losses [2]	101	19	—	1	121
Net interest income after provision for credit losses-FTE	3,043	1,649	(118)	(190)	4,384
Total noninterest income	1,349	1,124	50	(115)	2,408
Total noninterest expense	2,995	1,307	(95)	(16)	4,191
Income before provision for income taxes-FTE	1,397	1,466	27	(289)	2,601
Provision for income taxes-FTE [3]	316	346	(29)	(156)	477
Net income including income attributable to noncontrolling interest	1,081	1,120	56	(133)	2,124
Less: Net income attributable to noncontrolling interest	—	—	7	—	7
Net income	$1,081	$1,120	$49	($133)	$2,117
1 Presented on a matched maturity funds transfer price basis for the segments.
2 Provision for credit losses represents net charge-offs by segment combined with an allocation to the segments for the provision attributable to quarterly changes in the ALLL and unfunded commitment reserve balances.
3 Includes regular provision for income taxes as well as FTE income and tax credit adjustment reversals.

	Nine Months Ended September 30, 2017 [1,2]
(Dollars in millions)	Consumer	Wholesale	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average LHFI	$73,613	$69,303	$1,362	($2)	$144,276
Average consumer and commercial deposits	109,301	49,724	149	(29)	159,145
Average total assets	83,310	82,916	35,903	2,704	204,833
Average total liabilities	110,264	55,322	15,110	6	180,702
Average total equity	—	—	—	24,131	24,131
Statements of Income:
Net interest income	$2,915	$1,490	$29	($235)	$4,199
FTE adjustment	—	105	2	—	107
Net interest income-FTE [3]	2,915	1,595	31	(235)	4,306
Provision for credit losses [4]	310	19	—	1	330
Net interest income after provision for credit losses-FTE	2,605	1,576	31	(236)	3,976
Total noninterest income	1,427	1,169	59	(135)	2,520
Total noninterest expense	2,939	1,284	34	(14)	4,243
Income before provision for income taxes-FTE	1,093	1,461	56	(357)	2,253
Provision for income taxes-FTE [5]	395	544	(11)	(215)	713
Net income including income attributable to noncontrolling interest	698	917	67	(142)	1,540
Less: Net income attributable to noncontrolling interest	—	—	7	—	7
Net income	$698	$917	$60	($142)	$1,533

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

[5]	Includes regular provision for income taxes as well as FTE income and tax credit adjustment reversals.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 19 - ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in the components of AOCI, net of tax, are presented in the following table:

(Dollars in millions)	Securities AFS	Derivative Instruments	Brokered Time Deposits	Long-Term Debt	Employee Benefit Plans	Total
Three Months Ended September 30, 2018
Balance, beginning of period	($519)	($459)	($1)	($2)	($698)	($1,679)
Net unrealized losses arising during the period	(178)	(37)	—	—	—	(215)
Amounts reclassified to net income	—	17	—	—	3	20
Other comprehensive (loss)/income, net of tax	(178)	(20)	—	—	3	(195)
Balance, end of period	($697)	($479)	($1)	($2)	($695)	($1,874)

Three Months Ended September 30, 2017
Balance, beginning of period	($5)	($168)	($1)	($7)	($596)	($777)
Net unrealized gains arising during the period	40	6	—	1	—	47
Amounts reclassified to net income	—	(8)	—	—	3	(5)
Other comprehensive income/(loss), net of tax	40	(2)	—	1	3	42
Balance, end of period	$35	($170)	($1)	($6)	($593)	($735)

Nine Months Ended September 30, 2018
Balance, beginning of period	($1)	($244)	($1)	($4)	($570)	($820)
Cumulative effect adjustment related to ASU adoption [1]	30	(56)	—	(1)	(127)	(154)
Net unrealized (losses)/gains arising during the period	(725)	(209)	—	3	(7)	(938)
Amounts reclassified to net income	(1)	30	—	—	9	38
Other comprehensive (loss)/income, net of tax	(726)	(179)	—	3	2	(900)
Balance, end of period	($697)	($479)	($1)	($2)	($695)	($1,874)

Nine Months Ended September 30, 2017
Balance, beginning of period	($62)	($157)	($1)	($7)	($594)	($821)
Net unrealized gains/(losses) arising during the period	98	38	—	1	(9)	128
Amounts reclassified to net income	(1)	(51)	—	—	10	(42)
Other comprehensive income/(loss), net of tax	97	(13)	—	1	1	86
Balance, end of period	$35	($170)	($1)	($6)	($593)	($735)
1 Related to the Company's adoption of ASU 2018-02 on January 1, 2018. See Note 1, "Significant Accounting Policies," for additional information.

Notes to Consolidated Financial Statements (Unaudited), continued

Reclassifications from AOCI to Net income, and the related tax effects, are presented in the following table:

(Dollars in millions)	Three Months Ended September 30		Nine Months Ended September 30		Impacted Line Item in the Consolidated Statements of Income
Details About AOCI Components	2018	2017	2018	2017
Securities AFS:
Net realized gains on securities AFS	$—	$—	($1)	($1)	Net securities gains
Tax effect	—	—	—	—	Provision for income taxes
	—	—	(1)	(1)
Derivative Instruments:
Net realized losses/(gains) on cash flow hedges	22	(13)	39	(81)	Interest and fees on loans held for investment
Tax effect	(5)	5	(9)	30	Provision for income taxes
	17	(8)	30	(51)

Employee Benefit Plans:
Amortization of prior service credit	(2)	(1)	(5)	(4)	Employee benefits
Amortization of actuarial loss	6	6	17	18	Employee benefits
	4	5	12	14
Tax effect	(1)	(2)	(3)	(4)	Provision for income taxes
	3	3	9	10

Total reclassifications from AOCI to net income	$20	($5)	$38	($42)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Important Cautionary Statement About Forward-Looking Statements
This Quarterly Report contains forward-looking statements. Statements regarding: (i) 2018 on track to be the seventh consecutive year of growth in EPS, improved efficiency, and higher capital returns; (ii) future levels of net interest margin, noninterest income, the tangible efficiency ratio, share repurchases, the net charge-offs to total average LHFI ratio, the ALLL to period-end LHFI ratio, the NPLs to period-end LHFI ratio, and the provision for loan losses; (iii) the pace of expansion in our net interest margin; (iv) the timing of our tangible efficiency ratio goals; (v) continued migration towards higher cost deposit products; (vi) future trends or increases in deposit costs; (vii) our access to alternative funding sources; (viii) potential acceleration of share repurchases; (ix) the possible purchase of additional, or termination of existing, interest rate swaps; (x) the amount and timing of pre-tax deferred losses that will be reclassified from AOCI into net income related to the termination and settlement of the NCF pension plan; (xi) growth opportunities in our Wholesale segment; (xii) future changes in the size and composition of the securities AFS portfolio; (xiii) our flexibility to use our securities AFS portfolio to manage our interest rate risk profile; (xiv) the estimated impact of proposed regulatory capital rules and changes in banking laws, rules, and regulations; (xv) the impact of a gradual shift in interest rates on our MVE; and (xvi) future credit ratings and outlook, are forward-looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “target,” “forecast,” “future,” “strategy,” “goal,” “initiative,” “plan,” “opportunity,” “potentially,” “probably,” “project,” “outlook,” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Such statements are based upon the current beliefs and expectations of management and on information currently available to management. They speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.
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

INTRODUCTION
We are a leading provider of financial services, with our headquarters located in Atlanta, Georgia. We are an organization driven by our Company purpose of Lighting the Way to Financial Well-Being — helping instill a sense of confidence in the financial circumstances of clients, communities, teammates, and shareholders is at the center of everything we do. Our principal subsidiary, SunTrust Bank, offers a full line of financial services for consumers, businesses, corporations, institutions, and not-for-profit entities, both through its branches (located primarily in Florida, Georgia, Virginia, North Carolina, Tennessee, Maryland, South Carolina, and the District of Columbia) and through other digital and national delivery channels. In addition to deposit, credit, mortgage banking, and trust and investment services offered by the Bank, our other subsidiaries provide capital markets, securities brokerage, investment banking, and wealth management services. We operate two business segments: Consumer and Wholesale, with functional activities included in Corporate Other. See Note 18, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q for a description of our business segments.
This MD&A is intended to assist readers in their analysis of the accompanying Consolidated Financial Statements and supplemental financial information. It should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements in Part I, Item 1

of this Form 10-Q, as well as other information contained in this document and in our 2017 Annual Report on Form 10-K. When we refer to “SunTrust,” “the Company,” “we,” “our,” and “us” in this report, we mean SunTrust Banks, Inc. and its consolidated subsidiaries.
In this MD&A, consistent with SEC guidance in Industry Guide 3 that contemplates the calculation of tax exempt income on a tax equivalent basis, we present net interest income, net interest margin, total revenue, and efficiency ratios on an FTE basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments using a federal tax rate of 21% for all periods beginning on or after January 1, 2018 and 35% for all periods prior to January 1, 2018, as well as state income taxes, where applicable, to increase tax-exempt interest income to a taxable-equivalent basis. We believe the FTE basis is the preferred industry measurement basis for net interest income, net interest margin, total revenue, and efficiency ratios, and that it enhances comparability of net interest income and total revenue arising from taxable and tax-exempt sources. Additionally, we present other non-U.S. GAAP metrics to assist investors in understanding management’s view of particular financial measures, as well as to align presentation of these financial measures with peers in the industry who may also provide a similar presentation. Reconcilements for all non-U.S. GAAP measures are provided in Table 20.

EXECUTIVE OVERVIEW
Financial Performance
Aided by a favorable operating environment, we delivered 47% year-over-year diluted EPS growth, reflecting ongoing efficiency improvements, solid loan growth, higher capital return, and continued strong credit quality. Our sustained performance in these areas and our momentum going into the fourth quarter indicate that we are on track to realize our seventh consecutive year of growth in EPS, improved efficiency, and higher capital returns.
Total revenue for the third quarter of 2018 was down 1% sequentially and stable year-over-year, as lower noninterest income was largely offset by higher net interest income.
Net interest income was $1.5 billion for the third quarter of 2018, an increase of 2% sequentially and 5% relative to the third quarter of 2017, driven by growth in average earning assets relative to both comparative periods and net interest margin expansion year-over-year. Our net interest margin decreased one basis point sequentially and increased 12 basis points compared to the third quarter of 2017. The year-over-year increase was driven primarily by higher earning asset yields arising from higher benchmark interest rates, favorable mix shift in the LHFI and securities AFS portfolios, and lower premium amortization expense, offset partially by higher rates paid on average interest-bearing liabilities. Looking to the fourth quarter of 2018, we expect net interest margin to increase between zero and two basis points compared to the third quarter of 2018, largely as a result of the September 2018 Fed Funds rate increase. See additional discussion related to revenue, noninterest income, and net interest income and margin in the "Noninterest Income" and "Net Interest Income/Margin" sections of this MD&A. Also in this MD&A, see Table 12, "Net Interest Income Asset Sensitivity," for an analysis of potential changes in net interest income due to instantaneous moves in benchmark interest rates.
Noninterest income decreased 6% sequentially and 8% compared to the third quarter of 2017. The sequential decrease was due primarily to lower capital markets-related income, other noninterest income, and client transaction-related fees, which was offset partially by higher commercial real estate related income and wealth management-related income. Year-over-year, the decrease in noninterest income was driven by lower mortgage and capital markets-related income as well as lower client transaction-related fees. We expect noninterest income in the fourth quarter of 2018 to increase relative to the third quarter of 2018, given our solid capital markets pipelines and seasonally higher fee income in certain categories, including mortgage servicing and commercial real estate related income.
Noninterest expense decreased $6 million compared to the prior quarter and $7 million, or 1%, compared to the third quarter of 2017. The sequential decrease was driven largely by lower employee compensation and benefits, other noninterest expense, net occupancy expense, and equipment expense, offset partially by higher outside processing and software costs and marketing and customer development costs. The decrease compared to the third quarter of 2017 was due to reductions in most expense categories, offset largely by higher outside processing and software expense in the current quarter as well as the favorable resolution of several legal matters in the third quarter of 2017.

Separately, in accordance with our previously announced decision to terminate a pension plan that we acquired as part of the NCF acquisition in 2004, we expect to reclassify approximately $61 million of pre-tax deferred losses from AOCI into net income upon settlement of the pension plan in the fourth quarter of 2018. See additional discussion related to noninterest expense in the "Noninterest Expense" section of this MD&A.
For the third quarter of 2018, our efficiency and tangible efficiency ratios were 59.8% and 58.9%, respectively, which represent slight increases compared to the prior quarter ratios of 59.4% and 58.7%, and improvements compared to the third quarter of 2017 ratios of 60.1% and 59.2%, respectively. Given the progress we have made, we are on track to achieve our full-year tangible efficiency ratio goal of below 60% by 2019. We remain focused on continuing to create capacity to invest in technology and talent given the compelling opportunities we have to invest in growth, which we believe will create the most long-term value for our clients and our shareholders. See Table 20, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding, and a reconciliation of, our tangible efficiency ratio.
Overall asset quality was strong during the third quarter and first nine months of 2018, evidenced by our 0.24% annualized net charge-offs to total average LHFI ratio and 0.47% NPL to period-end LHFI ratio. In addition, our ALLL to period-end LHFI ratio (excluding loans measured at fair value) decreased four basis points sequentially due primarily to improved economic and credit conditions. These low levels reflect the relative strength across our LHFI portfolio, particularly in C&I, CRE, and residential mortgages, though we recognize that there could be variability moving forward. We expect to operate within an annualized net charge-offs to total average LHFI ratio of between 25 and 30 basis points for the fourth quarter of 2018. Additionally, we expect the ALLL to period-end LHFI ratio to stabilize, which would result in a provision for loan losses that modestly exceeds net charge-offs, given loan growth. See additional discussion of our credit and asset quality, in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A.
Average LHFI grew 1% both sequentially and year-over-year as improved lending trends continued. These increases were driven largely by growth in CRE, consumer direct, and nonguaranteed residential mortgages, offset partially by a decline in residential home equity products. See additional loan discussions in the “Loans,” “Nonperforming Assets,” and "Net Interest Income/Margin" sections of this MD&A.
Average consumer and commercial deposits remained stable sequentially and year-over-year. Our clients continue to migrate from lower-cost deposits to CDs, in part due to our targeted strategy that allows us to retain our existing depositors and capture new market share, while also managing our asset sensitivity profile. We believe this is an effective strategy and we expect this migration towards CDs to continue as interest rates rise. Rates paid on our interest-bearing consumer and commercial deposits increased compared to the prior quarter and the third quarter of 2017 in response to rising benchmark interest rates, the move towards higher-cost deposits, and the pickup in lending activity. We expect deposit costs to continue to trend upwards, with the trajectory influenced by the absolute level of interest rates, the pace of interest rate increases, and loan growth. We remain focused on maximizing the value proposition of deposits for our clients, outside of rate paid. Our access to alternative funding is strong should deposit growth prove to be slower than expected. See additional discussion regarding average deposits in the "Net Interest Income/Margin" section of this MD&A.
Capital and Liquidity
Our capital ratios continue to be well above regulatory requirements. The CET1 ratio decreased slightly to 9.60% at September 30, 2018, a 14 basis point decline compared to December 31, 2017, driven primarily by growth in risk weighted assets, offset partially by an increase in retained earnings. Our Tier 1 capital and Total capital ratios declined compared to December 31, 2017, due to the impact of our redemption of all outstanding shares of Series E Preferred Stock in the first quarter of 2018. Our book value and tangible book value per common share both remained relatively stable compared to December 31, 2017, as higher accumulated other comprehensive loss was offset largely by growth in retained earnings. See additional details related to our capital in the “Capital Resources” section of this MD&A and in Note 13, "Capital," to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K. Also see Table 20, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding, and a reconciliation of, tangible book value per common share.
In June 2018, we announced capital plans in response to the Federal Reserve's review of and non-objection to our 2018 capital plan submitted in conjunction with the 2018 CCAR. Accordingly, during the third quarter of 2018, we increased our quarterly common stock dividend by 25% to $0.50 per common share. We also repurchased $500 million of our outstanding common stock during the third quarter of 2018 in conjunction with the 2018 capital plan. At September 30, 2018, we had $1.5 billion of remaining common stock repurchase capacity available under this plan. We will repurchase a minimum of $500 million of our outstanding common stock in the fourth quarter of 2018. See additional details related to our capital actions and share repurchases in the “Capital Resources” section of this MD&A and in Part II, Item 2 of this Form 10-Q.
Business Segments Highlights
Consumer
Our investments across Consumer Lending, together with our strategic partnerships, have collectively improved our growth, returns, and diversity. Enhanced analytics, new product offerings, and increased referrals have been key contributors to our growth in LightStream and direct consumer lending. This growth has been offset partially by declines in home equity loan balances and certain lower return portfolios such as indirect auto.
Net interest income increased $21 million sequentially and $80 million compared to the third quarter of 2017, resulting from continued balance sheet growth and increased deposit spreads. The average balance of our LHFI portfolio was stable sequentially and increased 1% compared to the third quarter of 2017. Noninterest income decreased 2% sequentially and decreased 8% compared to the third quarter of 2017, due primarily to lower mortgage-related income.
We continue to demonstrate positive underlying trends within PWM, as assets under management increased 3% sequentially and 7% compared to the third quarter of 2017 and wealth management-related noninterest income increased 4% year-over-year. Our value proposition for our targeted client segments is resonating in the marketplace, continuing to drive growth in new clients and in deepening relationships with existing clients.
Our efficiency ratio was 65.3% for the third quarter of 2018, compared to 62.6% for the third quarter of 2017. The increase was due primarily to the favorable resolution of a legal matter during the third quarter of 2017, which resulted in a $55 million discrete benefit. Our branch count is down 5%, which is largely enabled by our increasing digital adoption rates and our broader strategy to leverage technology to enhance our efficiency. Our digital capabilities have received national recognition for online and mobile banking and we remain committed to improving our client experience through all of our delivery channels.
We completed the merger of our STM and Bank legal entities in the third quarter of 2018. This merger will simplify our organizational structure, enable operational efficiencies, and allow us to more fully serve the needs of our clients irrespective of whether they began their SunTrust relationship with a mortgage or another lending or deposit product. Subsequent to the merger, mortgage operations have continued under the Bank’s charter. See Note 18, “Business Segment Reporting,” to the Consolidated Financial Statements in this Form 10-Q for additional information.

Wholesale
Our consistent strategy within the Wholesale segment continues to drive good results. We saw solid loan growth across CIB, Commercial Banking, and Commercial Real Estate, reflecting our client's increased optimism in the economy, which has led to slightly higher utilization rates and increased mergers and acquisition activity. This growth also reflects the investments we have made to meet a broader set of client needs, particularly within Commercial Real Estate and aging services, in addition to our geographic expansion within Commercial Banking.
Total revenue was stable compared to the prior quarter and the third quarter of 2017. Net interest income increased $16 million sequentially and $25 million compared to the third quarter of 2017. These increases in net interest income were due primarily to the aforementioned loan growth. Noninterest income decreased $15 million sequentially and $24 million compared to the third quarter of 2017. The primary driver of these declines is the timing of certain transactions, which were pushed into the fourth quarter of 2018. Notwithstanding these declines, our underlying momentum within capital markets is strong, with mergers and acquisition and equity-related income up 7% and capital market fees from Commercial Banking, Commercial Real Estate, and PWM clients up 37% year-to-date. We are still in the early stages of executing this component of our strategy, but we are highly encouraged by our progress and believe we are uniquely positioned to succeed in this space, given our full set of capabilities and OneTeam approach.

Overall, while market conditions can create quarterly variability, our pipelines are strong and we continue to be optimistic about growth opportunities within Wholesale, as our differentiated business model attracts clients from new and existing markets.

Additional information related to our business segments can be found in Note 18, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q, and further discussion of our business segment results for the nine months ended September 30, 2018 and 2017 can be found in the "Business Segment Results" section of this MD&A.

Consolidated Daily Average Balances, Income/Expense, and Average Yields Earned/Rates Paid							Table 1
	Three Months Ended						(Decrease)/Increase
	September 30, 2018			September 30, 2017
(Dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
ASSETS
LHFI: [1]
C&I	$67,632	$659	3.87%	$68,277	$583	3.39%	($645)	0.48
CRE	6,418	68	4.19	5,227	47	3.57	1,191	0.62
Commercial construction	3,300	40	4.76	3,918	38	3.86	(618)	0.90
Residential mortgages - guaranteed	502	3	2.76	512	5	3.57	(10)	(0.81)
Residential mortgages - nonguaranteed	27,584	268	3.89	26,687	255	3.82	897	0.07
Residential home equity products	9,632	121	4.97	10,778	120	4.40	(1,146)	0.57
Residential construction	193	2	4.75	333	4	4.68	(140)	0.07
Consumer student - guaranteed	6,912	88	5.05	6,535	73	4.44	377	0.61
Consumer other direct	9,726	135	5.49	8,426	104	4.91	1,300	0.58
Consumer indirect	11,770	114	3.86	11,824	105	3.51	(54)	0.35
Consumer credit cards	1,573	46	11.71	1,450	37	10.32	123	1.39
Nonaccrual [2]	753	5	2.70	739	11	5.90	14	(3.20)
Total LHFI	145,995	1,549	4.21	144,706	1,382	3.79	1,289	0.42
Securities AFS: [3]
Taxable	30,927	207	2.68	30,089	187	2.49	838	0.19
Tax-exempt	625	5	2.99	504	4	2.99	121	—
Total securities AFS	31,552	212	2.69	30,593	191	2.49	959	0.20
Fed funds sold and securities borrowed or purchased under agreements to resell	1,426	7	1.79	1,189	3	0.89	237	0.90
LHFS	2,022	22	4.40	2,477	24	3.89	(455)	0.51
Interest-bearing deposits in other banks	25	—	3.90	25	—	1.88	—	2.02
Interest earning trading assets	4,789	39	3.18	5,291	31	2.38	(502)	0.80
Other earning assets [3]	535	5	3.79	580	4	3.06	(45)	0.73
Total earning assets	186,344	1,834	3.90	184,861	1,635	3.51	1,483	0.39
ALLL	(1,665)			(1,748)			(83)
Cash and due from banks	4,575			5,023			(448)
Other assets	18,192			16,501			1,691
Noninterest earning trading assets and derivative instruments	668			948			(280)
Unrealized (losses)/gains on securities AFS, net	(719)			153			(872)
Total assets	$207,395			$205,738			$1,657
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
NOW accounts	$45,345	$65	0.57%	$44,604	$37	0.33%	$741	0.24
Money market accounts	49,926	73	0.58	53,278	43	0.32	(3,352)	0.26
Savings	6,658	—	0.02	6,535	—	0.02	123	—
Consumer time	6,413	17	1.03	5,675	11	0.76	738	0.27
Other time	8,357	33	1.55	5,552	16	1.14	2,805	0.41
Total interest-bearing consumer and commercial deposits	116,699	188	0.64	115,644	107	0.37	1,055	0.27
Brokered time deposits	1,041	4	1.54	947	3	1.28	94	0.26
Foreign deposits	172	1	1.94	295	1	1.13	(123)	0.81
Total interest-bearing deposits	117,912	193	0.65	116,886	111	0.38	1,026	0.27
Funds purchased	1,352	7	1.94	1,689	5	1.15	(337)	0.79
Securities sold under agreements to repurchase	1,638	8	1.85	1,464	4	1.07	174	0.78
Interest-bearing trading liabilities	1,233	10	3.33	912	6	2.84	321	0.49
Other short-term borrowings	2,259	9	1.57	1,797	3	0.56	462	1.01
Long-term debt	12,922	95	2.92	11,204	76	2.70	1,718	0.22
Total interest-bearing liabilities	137,316	322	0.93	133,952	205	0.61	3,364	0.32
Noninterest-bearing deposits	42,649			43,775			(1,126)
Other liabilities	2,465			3,046			(581)
Noninterest-bearing trading liabilities and derivative instruments	690			392			298
Shareholders’ equity	24,275			24,573			(298)
Total liabilities and shareholders’ equity	$207,395			$205,738			$1,657
Interest rate spread			2.97%			2.90%		0.07
Net interest income [4]		$1,512			$1,430
Net interest income-FTE [4,5]		$1,534			$1,467
Net interest margin [6]			3.22%			3.07%		0.15
Net interest margin-FTE [5,6]			3.27			3.15		0.12
1 Interest income includes loan fees of $43 million and $45 million for the three months ended September 30, 2018 and 2017, respectively.
2 Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
3 Beginning January 1, 2018, we began presenting certain equity securities previously presented in Securities available for sale as Other earning assets. For periods prior to January 1, 2018, these equity securities have been reclassified to Other earning assets for comparability.
4 Derivative instruments employed to manage our interest rate sensitivity decreased net interest income by $22 million for the three months ended September 30, 2018 and increased net interest income by $16 million for the three months ended September 30, 2017.
5 See Table 20, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information and reconciliations of non-U.S. GAAP performance measures. Approximately 95% of the total FTE adjustment for both the three months ended September 30, 2018 and 2017 was attributed to C&I loans.
6 Net interest margin is calculated by dividing annualized net interest income by average total earning assets.

Consolidated Daily Average Balances, Income/Expense, and Average Yields Earned/Rates Paid (continued)
	Nine Months Ended
	September 30, 2018			September 30, 2017			(Decrease)/Increase
(Dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
ASSETS
LHFI: [1]
C&I	$67,042	$1,880	3.75%	$68,822	$1,711	3.32%	($1,780)	0.43
CRE	5,787	175	4.04	5,141	130	3.38	646	0.66
Commercial construction	3,534	120	4.53	4,032	109	3.63	(498)	0.90
Residential mortgages - guaranteed	576	13	3.09	537	13	3.19	39	(0.10)
Residential mortgages - nonguaranteed	27,159	780	3.83	26,234	749	3.81	925	0.02
Residential home equity products	9,929	356	4.79	11,117	354	4.26	(1,188)	0.53
Residential construction	223	8	4.81	360	12	4.29	(137)	0.52
Consumer student - guaranteed	6,778	249	4.91	6,426	209	4.36	352	0.55
Consumer other direct	9,236	365	5.28	8,100	298	4.92	1,136	0.36
Consumer indirect	11,834	330	3.72	11,322	295	3.48	512	0.24
Consumer credit cards	1,541	133	11.47	1,404	105	10.03	137	1.44
Nonaccrual [2]	729	15	2.77	781	24	4.04	(52)	(1.27)
Total LHFI	144,368	4,424	4.10	144,276	4,009	3.72	92	0.38
Securities AFS: [3]
Taxable	30,912	614	2.65	30,037	551	2.45	875	0.20
Tax-exempt	630	14	2.99	380	9	3.01	250	(0.02)
Total securities AFS	31,542	628	2.66	30,417	560	2.45	1,125	0.21
Fed funds sold and securities borrowed or purchased under agreements to resell	1,411	16	1.52	1,221	6	0.63	190	0.89
LHFS	2,055	67	4.35	2,436	70	3.82	(381)	0.53
Interest-bearing deposits in other banks	25	1	2.70	25	—	1.05	—	1.65
Interest earning trading assets	4,677	110	3.16	5,204	89	2.27	(527)	0.89
Other earning assets [3]	529	15	3.75	601	13	3.00	(72)	0.75
Total earning assets	184,607	5,261	3.81	184,180	4,747	3.45	427	0.36
ALLL	(1,691)			(1,724)			(33)
Cash and due from banks	4,706			5,158			(452)
Other assets	17,678			16,235			1,443
Noninterest earning trading assets and derivative instruments	650			918			(268)
Unrealized (losses)/gains on securities AFS, net	(580)			66			(646)
Total assets	$205,370			$204,833			$537
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
NOW accounts	$45,755	$162	0.47%	$44,595	$90	0.27%	$1,160	0.20
Money market accounts	50,102	182	0.49	54,120	114	0.28	(4,018)	0.21
Savings	6,684	1	0.03	6,530	1	0.02	154	0.01
Consumer time	6,261	45	0.95	5,573	30	0.72	688	0.23
Other time	7,680	81	1.41	4,830	38	1.06	2,850	0.35
Total interest-bearing consumer and commercial deposits	116,482	471	0.54	115,648	273	0.32	834	0.22
Brokered time deposits	1,026	11	1.45	931	9	1.28	95	0.17
Foreign deposits	121	2	1.85	563	4	0.86	(442)	0.99
Total interest-bearing deposits	117,629	484	0.55	117,142	286	0.33	487	0.22
Funds purchased	1,112	15	1.74	1,242	9	0.97	(130)	0.77
Securities sold under agreements to repurchase	1,630	20	1.66	1,583	10	0.85	47	0.81
Interest-bearing trading liabilities	1,219	28	3.11	968	20	2.70	251	0.41
Other short-term borrowings	2,051	22	1.41	1,852	7	0.54	199	0.87
Long-term debt	11,635	252	2.89	11,094	216	2.60	541	0.29
Total interest-bearing liabilities	135,276	821	0.81	133,881	548	0.55	1,395	0.26
Noninterest-bearing deposits	42,677			43,497			(820)
Other liabilities	2,424			2,961			(537)
Noninterest-bearing trading liabilities and derivative instruments	669			363			306
Shareholders’ equity	24,324			24,131			193
Total liabilities and shareholders’ equity	$205,370			$204,833			$537
Interest rate spread			3.00%			2.90%		0.10
Net interest income [4]		$4,440			$4,199
Net interest income-FTE [4,5]		$4,505			$4,306
Net interest margin [6]			3.22%			3.05%		0.17
Net interest margin-FTE [5,6]			3.26			3.13		0.13

1 Interest income includes loan fees of $121 million and $135 million for the nine months ended September 30, 2018 and 2017, respectively.
2 Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
3 Beginning January 1, 2018, we began presenting certain equity securities previously presented in Securities available for sale as Other earning assets. For periods prior to January 1, 2018, these equity securities have been reclassified to Other earning assets for comparability.
4 Derivative instruments employed to manage our interest rate sensitivity decreased net interest income by $43 million for the nine months ended September 30, 2018 and increased net interest income by $93 million for the nine months ended September 30, 2017.
5 See Table 20, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information and reconciliations of non-U.S. GAAP performance measures. Approximately 95% of the total FTE adjustment for both the nine months ended September 30, 2018 and 2017 was attributed to C&I loans.
6 Net interest margin is calculated by dividing annualized net interest income by average total earning assets.

NET INTEREST INCOME/MARGIN (FTE)
Third Quarter of 2018
Net interest income was $1.5 billion for the third quarter of 2018, an increase of $67 million, or 5%, compared to the third quarter of 2017. Net interest margin increased 12 basis points, to 3.27%, compared to the third quarter of 2017. The increase was driven by a 39 basis point increase in average earning asset yields as a result of higher benchmark interest rates, favorable mix shift, and lower premium amortization expense. Specifically, average LHFI yields increased 42 basis points, driven by broad-based increases in yields across most loan categories, while yields on securities AFS increased 20 basis points. These increases were offset partially by higher rates paid on average interest-bearing liabilities.
Rates paid on average interest-bearing liabilities increased 32 basis points compared to the third quarter of 2017, driven by increases in rates paid across all interest-bearing liability categories. The average rate paid on interest-bearing deposits increased 27 basis points relative to the third quarter of 2017.
Looking to the fourth quarter of 2018, we expect net interest margin to increase between zero and two basis points compared to the third quarter of 2018, largely as a result of the September 2018 Fed Funds rate increase.
Average earning assets increased $1.5 billion, or 1%, compared to the third quarter of 2017, driven by a $1.3 billion, or 1%, increase in average LHFI due primarily to growth in consumer direct and CRE loans, as well as by a $959 million, or 3%, increase in average securities AFS. These increases were offset partially by a $1.1 billion decline in home equity products and decreases in other earning asset categories, led by a $502 million, or 9%, decrease in average interest earning trading assets and a $455 million, or 18%, decrease in average LHFS.
Average interest-bearing liabilities increased $3.4 billion, or 3%, compared to the third quarter of 2017, due primarily to increases in average long-term debt, most consumer and commercial deposit categories, and short-term borrowings. Average interest-bearing consumer and commercial deposits increased $1.1 billion, or 1%, compared to the third quarter of 2017, due primarily to growth in average time deposits in response to our targeted focus on CDs and certain corporate deposits. The continued movement from lower cost deposits to CDs allows us to retain our existing depositors and capture new market share, while also managing our asset sensitivity profile, and we expect this trend to continue as interest rates rise. These increases were offset largely by a decline in money market accounts.
Average long-term debt increased $1.7 billion, or 15%, compared to the third quarter of 2017, due primarily to our first quarter of 2018 issuances of $500 million of 5-year fixed rate senior notes and $750 million of 3-year fixed-to-floating rate senior notes under the Global Bank Note program, our second quarter of 2018 issuance of $850 million of 7-year fixed rate senior notes under the Parent Company SEC shelf registration, and our third quarter of 2018 issuances of $500 million of 4-year and $500 million of 6-year fixed-to-floating rate senior notes as well as $300 million of 4-year floating rate senior notes under the Global Bank Note program. The effect of these issuances was offset partially by terminations and maturities of senior notes and long-term FHLB advances during the fourth quarter of 2017. See the "Borrowings" section of this MD&A for additional information regarding our short-term borrowings and long-term debt.
We utilize interest rate swaps to manage interest rate risk. These instruments are primarily receive-fixed, pay-variable swaps that synthetically convert a portion of our commercial loan portfolio from floating rates, based on LIBOR, to fixed rates. At September 30, 2018, the outstanding notional balance of active swaps that qualified as cash flow hedges on variable rate commercial loans was $12.2 billion, compared to $12.1 billion at December 31, 2017, respectively.
In addition to the income recognized from active swaps, we recognize interest income or expense from terminated swaps that were previously designated as cash flow hedges on variable rate commercial loans. Interest expense from our commercial loan swaps was $22 million during the third quarter of 2018, compared to income of $13 million during the third quarter of 2017 due primarily to an increase in LIBOR. As we manage our interest rate risk we may continue to purchase additional and/or terminate existing interest rate swaps.
Remaining swaps on commercial loans have maturities through 2025 and have an average maturity of 3.1 years at September 30, 2018. The weighted average rate on the receive-fixed rate leg of the commercial loan swap portfolio was 1.71%, and the weighted average rate on the pay-variable leg was 2.26%, at September 30, 2018.

First Nine Months of 2018
Net interest income was $4.5 billion for the first nine months of 2018, an increase of $199 million, or 5%, compared to the first nine months of 2017. Net interest margin for the first nine months of 2018 increased 13 basis points, to 3.26%, compared to the first nine months of 2017. The increase was driven by a 38 basis point increase in average earning asset yields due to the same factors as discussed above for the third quarter of 2018.
Rates paid on average interest-bearing liabilities increased 26 basis points compared to the first nine months of 2017, driven by increases in rates paid across all interest-bearing liability categories. The average rate paid on interest-bearing deposits increased 22 basis points.
Average earning assets increased $427 million, compared to the first nine months of 2017, driven primarily by a $1.1 billion, or 4%, increase in average securities AFS, offset in part by a $527 million, or 10%, decrease in average interest earning trading assets and a $381 million, or 16%, decrease in average LHFS. See the "Loans" section in this MD&A for additional discussion regarding loan activity.
Average interest-bearing liabilities increased $1.4 billion, or 1%, compared to the first nine months of 2017, due primarily to increases across most consumer and commercial deposit categories as well as average long-term debt, offset largely by declines in money market accounts and foreign deposits. Average interest-bearing consumer and commercial deposits increased $834 million, or 1%, due primarily to the same factors as discussed above for the third quarter of 2018.

Foregone Interest
Foregone interest income from NPLs reduced net interest margin by one basis point and two basis points for the three and nine months ended September 30, 2018, respectively. The effect of foregone interest income from NPLs on net interest margin was less than one basis point for both the three and nine months ended September 30, 2017. See additional discussion regarding our credit quality in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A. In addition, Table 1 in this MD&A contains more detailed information regarding average balances, yields earned, rates paid, and associated impacts on net interest income.

NONINTEREST INCOME
						Table 2
	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2018	2017	% Change	2018	2017	% Change
Service charges on deposit accounts	$144	$154	(6)%	$433	$453	(4)%
Other charges and fees [1]	89	89	—	264	270	(2)
Card fees	75	86	(13)	241	255	(5)
Investment banking income [1]	150	169	(11)	453	501	(10)
Trading income	42	51	(18)	137	148	(7)
Trust and investment management income	80	79	1	230	229	—
Retail investment services	74	69	7	219	208	5
Mortgage servicing related income	43	46	(7)	138	148	(7)
Mortgage production related income	40	61	(34)	118	170	(31)
Commercial real estate related income	24	17	41	66	61	8
Net securities gains	—	—	—	1	1	—
Other noninterest income	21	25	(16)	108	76	42
Total noninterest income	$782	$846	(8)%	$2,408	$2,520	(4)%

[1]
Beginning July 1, 2018, we began presenting bridge commitment fee income related to capital market transactions in Investment banking income on the Consolidated Statements of Income. For periods prior to July 1, 2018, this income was previously presented in Other charges and fees and has been reclassified to Investment banking income for comparability. Capital market bridge fee income totaled $7 million and $3 million for the three months ended September 30, 2018 and 2017, and $12 million and $21 million for the nine months ended September 30, 2018 and 2017, respectively.

Noninterest income decreased $64 million, or 8%, compared to the third quarter of 2017 and decreased $112 million, or 4%, compared to the nine months ended September 30, 2017. These decreases were driven primarily by lower mortgage and capital markets-related income as well as lower client transaction-related fees. The decrease compared to the nine months ended September 30, 2017 was offset partially by a $32 million, or 42%, increase in other noninterest income.
Client transaction-related fee income, which includes service charges on deposit accounts, other charges and fees, and card fees, decreased $21 million, or 6%, compared to the third quarter of 2017 and decreased $40 million, or 4%, compared to the nine months ended September 30, 2017. These decreases were driven, in part, by a change in our process for recognizing card rewards expenses, which effectively resulted in four months of rewards expenses being recognized in the third quarter of 2018, as well as the impact of our January 1, 2018 adoption of the revenue recognition accounting standard, which resulted in the netting of certain expense items against this income. The revenue recognition accounting standard decreased client transaction-related fee income by $13 million and $28 million for the three and nine months ended September 30, 2018, respectively. See Note 1, "Significant Accounting Policies," to the Consolidated Financial Statements in this Form 10-Q for additional information regarding our adoption of this accounting standard.

Investment banking income decreased $19 million, or 11%, compared to the third quarter of 2017 and decreased $48 million, or 10%, compared to the nine months ended September 30, 2017. The decrease compared to the third quarter of 2017 was driven primarily by lower loan syndication and investment grade bond origination activity. The decrease compared to the nine months ended September 30, 2017 was due primarily to decreased activity in loan syndications, leveraged finance, mergers and acquisitions, and investment grade bond originations. The declines compared to both prior year periods were offset partially by strong deal flow activity in equity offerings as well as the impact of our January 1, 2018 adoption of the revenue recognition accounting standard. The revenue recognition accounting standard increased investment banking income by $4 million and $13 million for the three and nine months ended September 30, 2018, respectively.
Trading income decreased $9 million, or 18%, compared to the third quarter of 2017 and decreased $11 million, or 7%, compared to the nine months ended September 30, 2017. These decreases were due largely to lower fixed income sales and trading revenue.
Retail investment services income increased $5 million, or 7%, compared to the third quarter of 2017 and increased $11 million, or 5%, compared to the nine months ended September 30, 2017. These increases were driven primarily by growth in assets under management.

Mortgage servicing related income decreased $3 million, or 7%, compared to the third quarter of 2017 and decreased $10 million, or 7%, compared to the nine months ended September 30, 2017. These decreases were due to lower net hedge performance and higher servicing asset decay, offset largely by higher servicing fee income. The UPB of mortgage loans in the servicing portfolio was $170.5 billion at September 30, 2018, compared to $165.3 billion at September 30, 2017.
Mortgage production related income decreased $21 million, or 34%, compared to the third quarter of 2017 and decreased $52 million, or 31%, compared to the nine months ended September 30, 2017. These decreases were driven by lower gain on sale margins and reduced refinance activity as well as less favorable channel mix. Mortgage application volume decreased 1% and closed loan volume remained relatively stable compared to the third quarter of 2017. Compared to the nine months ended September 30, 2017, both mortgage application and closed loan volume decreased 3%.
Commercial real estate related income increased $7 million, or 41%, compared to the third quarter of 2017 and increased $5 million, or 8%, compared to the nine months ended September 30, 2017. These increases were due primarily to higher transactional activity in our agency lending business as well as higher tax credit-related income from our investments in affordable housing partnerships.

Other noninterest income decreased $4 million, or 16%, compared to the third quarter of 2017 and increased $32 million, or 42%, compared to the nine months ended September 30, 2017. The decrease compared to the third quarter of 2017 was driven primarily by mark-to-market adjustments on equity investments and a decrease in net gains on the sale of leases recognized in the current quarter. The increase compared to the nine months ended September 30, 2017 was due primarily to $16 million of mark-to-market net gains on equity investments recognized during the first nine months of 2018 as well as a $23 million remeasurement gain on an equity investment recognized in the first quarter of 2018, following our full adoption of the recognition and measurement of financial assets accounting standard on January 1, 2018. See Note 1, "Significant Accounting Policies," to the Consolidated Financial Statements in this Form 10-Q for additional information regarding our adoption of this accounting standard.
We expect noninterest income in the fourth quarter of 2018 to increase relative to the third quarter of 2018, given our solid capital markets pipelines and seasonally higher fee income in certain categories, including mortgage servicing and commercial real estate related income.

NONINTEREST EXPENSE
						Table 3
	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2018	2017	% Change [1]	2018	2017	% Change [1]
Employee compensation	$719	$725	(1)%	$2,141	$2,152	(1)%
Employee benefits	76	81	(6)	310	302	3
Total personnel expenses	795	806	(1)	2,451	2,454	—
Outside processing and software	234	203	15	667	612	9
Net occupancy expense	86	94	(9)	270	280	(4)
Marketing and customer development	45	45	—	127	129	(2)
Equipment expense	40	40	—	124	123	1
Regulatory assessments	39	47	(17)	118	143	(17)
Amortization	19	22	(14)	51	49	4
Operating losses/(gains)	18	(34)	NM	40	17	NM
Other noninterest expense	108	168	(36)	343	436	(21)
Total noninterest expense	$1,384	$1,391	(1)%	$4,191	$4,243	(1)%
1 "NM" - Not meaningful. Those changes over 100 percent were not considered to be meaningful.

Noninterest expense decreased $7 million, or 1%, compared to the third quarter of 2017 and decreased $52 million, or 1%, compared to the nine months ended September 30, 2017. The decrease compared to the third quarter of 2017 was due to reductions in most expense categories, offset largely by higher outside processing and software expense in the current quarter as well as the favorable resolution of several legal matters in the third quarter of 2017. The decrease compared to the nine months ended September 30, 2017 was driven largely by lower other noninterest expense related to ongoing efficiency initiatives, offset partially by higher outside processing and software expense.

Personnel expenses decreased $11 million, or 1%, compared to the third quarter of 2017 and decreased $3 million compared to the nine months ended September 30, 2017. The $11 million decrease compared to the third quarter of 2017 was due primarily to lower compensation and benefit-related costs in the current quarter, offset partially by higher contract programming costs.
Outside processing and software expense increased $31 million, or 15%, compared to the third quarter of 2017 and increased $55 million, or 9%, compared to the nine months ended September 30, 2017. These increases were driven primarily by higher software-related costs resulting from the amortization of new and upgraded technology assets.

Net occupancy expense decreased $8 million, or 9%, compared to the third quarter of 2017 and decreased $10 million, or 4%, compared to the nine months ended September 30, 2017. These decreases were driven by lease termination gains recognized in the second and third quarters of 2018.
Regulatory assessments expense decreased $8 million, or 17%, compared to the third quarter of 2017 and decreased $25 million, or 17%, compared to the nine months ended September 30, 2017. These decreases were driven by lower FDIC insurance premiums as a result of our improved earnings profile and higher levels of unsecured debt.
Amortization expense decreased $3 million, or 14%, compared to the third quarter of 2017 and increased $2 million, or 4%, compared to the nine months ended September 30, 2017. The decrease compared to the third quarter of 2017 was driven by lower amortization expense on other intangible assets. The increase compared to the nine months ended September 30, 2017 was driven by an increase in our community development investments, which are amortized over the life of the related tax credits that these investments generate. See the "Community Development Investments" section of Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," to the Consolidated Financial Statements in this Form 10-Q for additional information regarding these investments.
Operating losses increased $52 million compared to the third quarter of 2017 and increased $23 million compared to the nine months ended September 30, 2017. These increases were due primarily to the favorable resolution of several legal matters in the third quarter of 2017, which resulted in $58 million of discrete benefits.
Other noninterest expense decreased $60 million, or 36%, compared to the third quarter of 2017 and decreased $93 million, or 21%, compared to the nine months ended September 30, 2017. These decreases were driven primarily by lower severance-related expenses and software writedowns in the current quarter.
Separately, in accordance with our previously announced decision to terminate a pension plan that we acquired as part of the NCF acquisition in 2004, we expect to reclassify approximately $61 million of pre-tax deferred losses from AOCI into net income upon settlement of the pension plan in the fourth quarter of 2018.

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
The composition of our loan portfolio is presented in Table 4:

Loan Portfolio by Types of Loans		Table 4

(Dollars in millions)	September 30, 2018	December 31, 2017
Commercial loans:
C&I [1]	$68,203	$66,356
CRE	6,618	5,317
Commercial construction	3,137	3,804
Total commercial LHFI	77,958	75,477
Consumer loans:
Residential mortgages - guaranteed	452	560
Residential mortgages - nonguaranteed [2]	28,187	27,136
Residential home equity products	9,669	10,626
Residential construction	197	298
Guaranteed student	7,039	6,633
Other direct	10,100	8,729
Indirect	12,010	12,140
Credit cards	1,603	1,582
Total consumer LHFI	69,257	67,704
LHFI	$147,215	$143,181
LHFS [3]	$1,961	$2,290
1 Includes $3.8 billion and $3.7 billion of lease financing and $838 million and $778 million of installment loans at September 30, 2018 and December 31, 2017, respectively.
2 Includes $168 million and $196 million of LHFI measured at fair value at September 30, 2018 and December 31, 2017, respectively.
3 Includes $1.8 billion and $1.6 billion of LHFS measured at fair value at September 30, 2018 and December 31, 2017, respectively.

Table 5 presents our LHFI portfolio by geography (based on the U.S. Census Bureau's classifications of U.S. regions):

						Table 5
	September 30, 2018
	Commercial LHFI		Consumer LHFI		Total LHFI
(Dollars in millions)	Balance	% of Total Commercial	Balance	% of Total Consumer	Balance	% of Total LHFI
South region:
Florida	$13,035	17%	$13,250	19%	$26,285	18%
Georgia	10,519	13	8,485	12	19,004	13
Virginia	6,349	8	7,457	11	13,806	9
Maryland	4,317	6	6,148	9	10,465	7
North Carolina	4,667	6	5,354	8	10,021	7
Texas	4,166	5	4,512	7	8,678	6
Tennessee	4,248	5	2,938	4	7,186	5
South Carolina	1,505	2	2,396	3	3,901	3
District of Columbia	1,653	2	1,063	2	2,716	2
Other Southern states	2,669	3	2,536	4	5,205	4
Total South region	53,128	68	54,139	78	107,267	73
Northeast region:
New York	5,184	7	1,226	2	6,410	4
Pennsylvania	1,664	2	1,254	2	2,918	2
New Jersey	1,427	2	731	1	2,158	1
Other Northeastern states	2,691	3	948	1	3,639	2
Total Northeast region	10,966	14	4,159	6	15,125	10
West region:
California	4,349	6	3,463	5	7,812	5
Other Western states	2,466	3	2,588	4	5,054	3
Total West region	6,815	9	6,051	9	12,866	9
Midwest region:
Illinois	1,903	2	1,074	2	2,977	2
Ohio	792	1	763	1	1,555	1
Missouri	914	1	460	1	1,374	1
Other Midwestern states	2,084	3	2,534	4	4,618	3
Total Midwest region	5,693	7	4,831	7	10,524	7
Foreign loans	1,356	2	77	—	1,433	1
Total	$77,958	100%	$69,257	100%	$147,215	100%

	December 31, 2017
	Commercial LHFI		Consumer LHFI		Total LHFI
(Dollars in millions)	Balance	% of Total Commercial	Balance	% of Total Consumer	Balance	% of Total LHFI
South region:
Florida	$12,792	17%	$13,474	20%	$26,266	18%
Georgia	10,250	14	8,462	12	18,712	13
Virginia	6,580	9	7,545	11	14,125	10
Maryland	4,104	5	6,095	9	10,199	7
North Carolina	4,482	6	5,354	8	9,836	7
Texas	3,954	5	4,122	6	8,076	6
Tennessee	4,101	5	2,985	4	7,086	5
South Carolina	1,155	2	2,385	4	3,540	2
District of Columbia	1,501	2	1,022	2	2,523	2
Other Southern states	2,791	4	2,452	4	5,243	4
Total South region	51,710	69	53,896	80	105,606	74
Northeast region:
New York	4,731	6	1,139	2	5,870	4
Pennsylvania	1,458	2	1,189	2	2,647	2
New Jersey	1,327	2	689	1	2,016	1
Other Northeastern states	2,387	3	895	1	3,282	2
Total Northeast region	9,903	13	3,912	6	13,815	10
West region:
California	4,893	6	3,246	5	8,139	6
Other Western states	2,172	3	2,235	3	4,407	3
Total West region	7,065	9	5,481	8	12,546	9
Midwest region:
Illinois	1,637	2	922	1	2,559	2
Ohio	718	1	688	1	1,406	1
Missouri	922	1	395	1	1,317	1
Other Midwestern states	2,211	3	2,336	3	4,547	3
Total Midwest region	5,488	7	4,341	6	9,829	7
Foreign loans	1,311	2	74	—	1,385	1
Total	$75,477	100%	$67,704	100%	$143,181	100%
Loans Held for Investment
LHFI totaled $147.2 billion at September 30, 2018, an increase of $4.0 billion from December 31, 2017, driven largely by increases in C&I, consumer direct, CRE, nonguaranteed residential mortgages, and guaranteed student loans, offset partially by decreases in residential home equity products, commercial construction, and consumer indirect loans.
Average LHFI for the third quarter of 2018 totaled $146.0 billion, up $1.8 billion, or 1%, compared to the prior quarter, driven primarily by the same factors as discussed above related to the change in period end LHFI. See Table 1 and the "Net Interest Income/Margin" section in this MD&A for more detailed information regarding average LHFI balances, yields earned, and associated impacts on net interest income.
Commercial loans increased $2.5 billion, or 3%, during the first nine months of 2018, driven by a $1.8 billion, or 3%, increase in C&I loans resulting from growth in a number of industry verticals and client segments. CRE loans also increased $1.3 billion, or 24%, driven by portfolio diversification and increased loan production, offset partially by a $667 million, or 18%, decrease in commercial construction loans due to payoffs and paydowns.

Consumer loans increased $1.6 billion during the first nine months of 2018, driven by a $1.4 billion, or 16%, increase in other direct, a $1.1 billion, or 4%, increase in nonguaranteed residential mortgages, and a $406 million, or 6%, increase in guaranteed student loans. These increases were offset partially by a $957 million, or 9%, decrease in residential home equity products and a $130 million, or 1%, decline in indirect loans during the first nine months of 2018.
At September 30, 2018, 40% of our residential home equity product balance was in a first lien position and 60% was in a junior lien position. For residential home equity products in a junior lien position at September 30, 2018, we own or service 32% of the balance of loans that are senior to the home equity product.
Loans Held for Sale
LHFS decreased $329 million, or 14%, during the first nine months of 2018, due primarily to loan sales exceeding mortgage production.

Asset Quality
Our asset quality metrics were strong during the third quarter and first nine months of 2018, evidenced by our low annualized net charge-offs to total average LHFI ratio and low NPLs to period-end LHFI ratio. These low levels reflect the relative strength across our LHFI portfolio, particularly in C&I, CRE, and residential mortgages, though we recognize that there could be variability moving forward. See the “Allowance for Credit Losses” and “Nonperforming Assets” sections of this MD&A for detailed information regarding our net charge-offs and NPLs.
NPAs increased $13 million, or 2%, during the first nine months of 2018, driven primarily by C&I and CRE borrower downgrades as well as the impact of hurricane-related forbearances, offset largely by charge-offs, paydowns, and the return to accrual status of certain nonperforming home equity products. At both September 30, 2018 and December 31, 2017, the ratio of NPLs to period-end LHFI was 0.47%.
Early stage delinquencies were 0.74% and 0.80% of total loans at September 30, 2018 and December 31, 2017, respectively. Early stage delinquencies, excluding government-guaranteed loans, were 0.24% and 0.32% at September 30, 2018 and December 31, 2017, respectively. The reductions in early stage delinquencies resulted primarily from improvements in consumer loans.
For the third quarter of 2018, net charge-offs totaled $88 million, compared to $73 million in the prior quarter and $78 million in the third quarter of 2017. The annualized net charge-offs to total average LHFI ratio was 0.24% and 0.21% for the third quarter of 2018 and 2017, respectively, and was 0.20% for the prior quarter. For the first nine months of 2018 and 2017, net charge-offs totaled $240 million and $261 million, and the annualized net charge-offs to total average LHFI ratio was 0.22% and 0.24%, respectively. The decline in net charge-offs compared to the first nine months of 2017 was driven primarily by overall asset quality improvements and lower commercial net charge-offs.
We expect to operate within an annualized net charge-offs to total average LHFI ratio of between 25 and 30 basis points for the fourth quarter of 2018. Additionally, we expect the ALLL to period-end LHFI ratio to stabilize, which would result in a provision for loan losses that modestly exceeds net charge-offs, given loan growth.

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

Summary of Credit Losses Experience						Table 6

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2018	2017	% Change [4]	2018	2017	% Change [4]
Allowance for Credit Losses
Balance - beginning of period	$1,722	$1,803	(4)%	$1,814	$1,776	2%
Provision/(benefit) for unfunded commitments	—	1	(100)	(7)	6	NM
Provision for loan losses:
Commercial LHFI	36	5	NM	37	89	(58)
Consumer LHFI	25	114	(78)	91	235	(61)
Total provision for loan losses	61	119	(49)	128	324	(60)
Charge-offs:
Commercial LHFI	(51)	(33)	55	(95)	(122)	(22)
Consumer LHFI	(71)	(76)	(7)	(234)	(235)	—
Total charge-offs	(122)	(109)	12	(329)	(357)	(8)
Recoveries:
Commercial LHFI	9	11	(18)	19	32	(41)
Consumer LHFI	25	20	25	70	64	9
Total recoveries	34	31	10	89	96	(7)
Net charge-offs	(88)	(78)	13	(240)	(261)	(8)
Balance - end of period	$1,695	$1,845	(8)%	$1,695	$1,845	(8)%
Components:
ALLL				$1,623	$1,772	(8)%
Unfunded commitments reserve [1]				72	73	(1)
Allowance for credit losses				$1,695	$1,845	(8)%
Average LHFI	$145,995	$144,706	1%	$144,368	$144,276	—%
Period-end LHFI outstanding				147,215	144,264	2
Ratios:
ALLL to period-end LHFI [2]				1.10%	1.23%	(11)%
ALLL to NPLs [3]				2.35x	2.55x	(8)
Net charge-offs to total average LHFI (annualized)	0.24%	0.21%	14	0.22%	0.24%	(8)
1 The unfunded commitments reserve is recorded in Other liabilities in the Consolidated Balance Sheets.
2 $168 million and $206 million of LHFI measured at fair value at September 30, 2018 and 2017, respectively, were excluded from period-end LHFI in the calculation, as no allowance is recorded for loans measured at fair value. We believe that this presentation more appropriately reflects the relationship between the ALLL and loans that attract an allowance.
3 $6 million and $3 million of NPLs measured at fair value at September 30, 2018 and 2017, respectively, were excluded from NPLs in the calculation, as no allowance is recorded for NPLs measured at fair value. We believe that this presentation more appropriately reflects the relationship between the ALLL and NPLs that attract an allowance.
4 "NM" - Not meaningful. Those changes over 100 percent were not considered to be meaningful.

Provision for Credit Losses
The total provision for credit losses includes the provision for loan losses and the provision/(benefit) for unfunded commitments. The provision for loan losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. For the third quarter of 2018, the total provision for loan losses decreased $58 million compared to the third quarter of 2017, due to elevated hurricane-related reserves in the third quarter of 2017 and improved economic and credit conditions resulting in a lower ALLL. For the first nine months of 2018, the total provision for loan losses decreased $196 million compared to the same period in 2017, driven primarily by a lower ALLL and lower net charge-offs.
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

Allowance for Loan and Lease Losses

ALLL by Loan Segment		Table 7
(Dollars in millions)	September 30, 2018	December 31, 2017
ALLL:
Commercial LHFI	$1,062	$1,101
Consumer LHFI	561	634
Total	$1,623	$1,735
Segment ALLL as a % of total ALLL:
Commercial LHFI	65%	63%
Consumer LHFI	35	37
Total	100%	100%
Segment LHFI as a % of total LHFI:
Commercial LHFI	53%	53%
Consumer LHFI	47	47
Total	100%	100%

The ALLL decreased $112 million, or 6%, from December 31, 2017, to $1.6 billion at September 30, 2018. The decrease was due primarily to a reduction in the amount of reserves held for hurricane-related losses and improved economic and credit conditions, offset partially by loan growth. The ALLL to period-end LHFI ratio (excluding loans measured at fair value) decreased 11 basis points from December 31, 2017, to 1.10% at September 30, 2018. The ratio of the ALLL to NPLs (excluding NPLs measured at fair value) decreased to 2.35x at September 30, 2018, compared to 2.59x at December 31, 2017, due to a decrease in the ALLL and an increase in NPLs.

NONPERFORMING ASSETS

NPA and TDR Composition and Other Credit Data			Table 8
(Dollars in millions)	September 30, 2018	December 31, 2017	% Change
NPAs:
Commercial NPLs:
C&I	$256	$215	19%
CRE	43	24	79
Commercial construction	—	1	(100)
Total commercial NPLs	299	240	25
Consumer NPLs:
Residential mortgages - nonguaranteed	225	206	9
Residential home equity products	149	203	(27)
Residential construction	9	11	(18)
Other direct	7	7	—
Indirect	6	7	(14)
Total consumer NPLs	396	434	(9)
Total nonaccrual loans/NPLs [1]	$695	$674	3%
OREO [2]	$52	$57	(9)%
Other repossessed assets	7	10	(30)
Total NPAs	$754	$741	2%
Accruing LHFI past due 90 days or more	$1,482	$1,405	5%
Accruing LHFS past due 90 days or more	2	2	—
TDRs:
Accruing restructured loans	$2,327	$2,468	(6)%
Nonaccruing restructured loans [1]	345	286	21
Ratios:
NPLs to period-end LHFI	0.47%	0.47%	—%
NPAs to period-end LHFI, OREO, and other repossessed assets	0.51	0.52	(2)
1 Nonaccruing restructured loans are included in total nonaccrual loans/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or guaranteed by the VA. Proceeds due from the FHA and the VA are recorded as a receivable in Other assets in the Consolidated Balance Sheets until the property is conveyed and the funds are received. The receivable related to proceeds due from the FHA and the VA totaled $49 million and $45 million at September 30, 2018 and December 31, 2017, respectively.

Problem loans or loans with potential weaknesses, such as nonaccrual loans, loans over 90 days past due and still accruing, and TDR loans, are disclosed in the NPA table above. Loans with known potential credit problems that may not otherwise be disclosed in this table include accruing criticized commercial loans, which are disclosed along with additional credit quality information in Note 6, “Loans,” to the Consolidated Financial Statements in this Form 10-Q. At September 30, 2018 and December 31, 2017, there were no known significant potential problem loans that are not otherwise disclosed. See the "Critical Accounting Policies" MD&A section of our 2017 Annual Report on Form 10-K for additional information regarding our policy on loans classified as nonaccrual.
NPAs increased $13 million, or 2%, during the first nine months of 2018. The increase in NPAs was driven primarily by commercial borrower downgrades and hurricane-related forbearances on residential mortgage loans, offset largely by the return to accrual status of certain nonperforming home equity products.

Nonperforming Loans
NPLs at September 30, 2018 totaled $695 million, an increase of $21 million, or 3%, from December 31, 2017, driven primarily by increases in C&I, CRE, and residential mortgage NPLs, offset largely by a decrease in home equity NPLs. The ratio of NPLs to period-end LHFI was 0.47% at both September 30, 2018 and December 31, 2017.
Commercial NPLs increased $59 million, or 25%, during the first nine months of 2018 driven by increases in C&I and CRE NPLs of $41 million, or 19%, and $19 million, or 79%, respectively, due primarily to borrower downgrades, offset partially by charge-offs and paydowns.
Consumer NPLs decreased $38 million, or 9%, from December 31, 2017, driven by the return to accrual status of certain home equity products, offset partially by an increase in residential mortgage NPLs due primarily to hurricane-related forbearances.
Interest income on consumer nonaccrual loans, if received, is recognized on a cash basis. Interest income on commercial nonaccrual loans is not generally recognized until after the principal amount has been reduced to zero. Interest income recognized on nonaccrual loans (which includes out-of-period interest for certain commercial nonaccrual loans) totaled $5 million and $11 million for the third quarter of 2018 and 2017, and totaled $15 million and $24 million for the first nine months of 2018 and 2017, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $12 million and $11 million would have been recognized for the third quarter of 2018 and 2017, and $34 million and $33 million for the first nine months of 2018 and 2017, respectively.

Other Nonperforming Assets
OREO decreased $5 million, or 9%, during the first nine months of 2018 to $52 million at September 30, 2018. Sales of OREO resulted in proceeds of $47 million and $46 million during the first nine months of 2018 and 2017, resulting in net gains of $7 million and $8 million, respectively, inclusive of valuation reserves.
Most of our OREO properties are located in Florida, Maryland, Virginia, and South Carolina. Residential and commercial real estate properties comprised 93% and 4%, respectively, of total OREO at September 30, 2018, with the remainder related to land. Upon foreclosure, the values of these properties were re-evaluated and, if necessary, written down to their then-current estimated fair value less estimated costs to sell. Any further decreases in property values could result in additional losses as they are regularly revalued. See the "Non-recurring Fair Value Measurements" section within Note 16, "Fair Value Election and Measurement," to the Consolidated Financial Statements in this Form 10-Q for additional information.
Gains and losses on the sale of OREO are recorded in Other noninterest expense in the Consolidated Statements of Income. Sales of OREO and the related gains or losses are highly dependent on our disposition strategy. We are actively managing and disposing of these assets to minimize future losses and to maintain compliance with regulatory requirements.

Accruing loans past due 90 days or more are included in LHFI and LHFS, and totaled $1.5 billion and $1.4 billion at September 30, 2018 and December 31, 2017, respectively. Of these, 97% and 98% were government-guaranteed at September 30, 2018 and December 31, 2017, respectively. Accruing LHFI past due 90 days or more increased $77 million, or 5%, during the first nine months of 2018, driven by a $125 million, or 12%, increase in guaranteed student loans, offset partially by a $59 million, or 17%, decrease in guaranteed residential mortgages.
Restructured Loans
At September 30, 2018, our total TDR portfolio totaled $2.7 billion and was comprised of $2.5 billion, or 95%, of consumer loans (predominantly first and second lien residential mortgages and home equity lines of credit) and $128 million, or 5%, of commercial loans. Total TDRs decreased $82 million from December 31, 2017, as a $141 million, or 6%, decrease in accruing TDRs was offset partially by a $59 million, or 21%, increase in nonaccruing TDRs.
Generally, interest income on restructured loans that have met sustained performance criteria and returned to accruing status is recognized according to the terms of the restructuring. Such recognized interest income totaled $26 million and $27 million for the third quarter of 2018 and 2017, and totaled $80 million and $81 million for the first nine months of 2018 and 2017, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $30 million and $32 million for the third quarter of 2018 and 2017, and $93 million and $98 million for the first nine months of 2018 and 2017, respectively, would have been recognized.
For additional information regarding our restructured loans and associated accounting policies, see Note 1, "Significant Accounting Policies," and the "Nonperforming Assets" MD&A section in our 2017 Annual Report on Form 10-K, as well as Note 6, “Loans,” to the Consolidated Financial Statements in this Form 10-Q.

SELECTED FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE
The following is a discussion of the more significant financial assets and financial liabilities that are measured at fair value on the Consolidated Balance Sheets at September 30, 2018 and December 31, 2017. For a complete discussion of our financial instruments measured at fair value and the methodologies used to estimate the fair values of our financial instruments, see Note 16, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.

Trading Assets and Liabilities and Derivative Instruments
Trading assets and derivative instruments increased $583 million, or 11%, compared to December 31, 2017. This increase was due primarily to increases in CP, corporate and other debt securities, federal agency securities, U.S. Treasury securities, agency MBS, and municipal securities, offset partially by a decrease in derivative instruments. These changes were driven by normal activity in the trading portfolio product mix as we manage our business and continue to meet our clients' needs. Trading liabilities and derivative instruments increased $580 million, or 45%, compared to December 31, 2017, driven by increases in derivative instruments, U.S. Treasury securities, and corporate and other debt securities. For composition and valuation assumptions related to our trading products, as well as additional information on our derivative instruments, see Note 4, “Trading Assets and Liabilities and Derivative Instruments,” Note 15, “Derivative Financial Instruments,” and the “Trading Assets and Derivative Instruments and Investment Securities” section of Note 16, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q. Also, for a discussion of market risk associated with our trading activities, refer to the “Market Risk Management—Market Risk from Trading Activities” section of this MD&A.

Investment Securities

Investment Securities Portfolio Composition				Table 9
	September 30, 2018
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities AFS:
U.S. Treasury securities	$4,275	$—	$142	$4,133
Federal agency securities	224	2	3	223
U.S. states and political subdivisions	621	3	22	602
MBS - agency residential	23,112	111	718	22,505
MBS - agency commercial	2,713	1	112	2,602
MBS - non-agency commercial	943	—	38	905
Corporate and other debt securities	14	—	—	14
Total securities AFS	$31,902	$117	$1,035	$30,984

	December 31, 2017 [1]
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities AFS:
U.S. Treasury securities	$4,361	$2	$32	$4,331
Federal agency securities	257	3	1	259
U.S. states and political subdivisions	618	7	8	617
MBS - agency residential	22,616	222	134	22,704
MBS - agency commercial	2,121	3	38	2,086
MBS - non-agency residential	55	4	—	59
MBS - non-agency commercial	862	7	3	866
ABS	6	2	—	8
Corporate and other debt securities	17	—	—	17
Total securities AFS	$30,913	$250	$216	$30,947
1 Beginning January 1, 2018, we reclassified equity securities previously presented in Securities available for sale to Other assets on the Consolidated Balance Sheets. Reclassifications have been made to previously reported amounts for comparability. See Note 9, "Other Assets," to the Consolidated Financial Statements in this Form 10-Q for additional information.

The investment securities portfolio is managed as part of our overall liquidity management and ALM process to optimize income and portfolio value over an entire interest rate cycle while mitigating the associated risks. Changes in the size and composition of the portfolio reflect our efforts to maintain a high quality, liquid portfolio, while managing our interest rate risk profile. The amortized cost of the portfolio increased $989 million during the nine months ended September 30, 2018, due primarily to increased holdings of agency commercial and residential MBS as well as non-agency commercial MBS, offset partially by decreased holdings of U.S. Treasury securities, non-agency residential MBS, and federal agency securities. The fair value of the securities AFS portfolio increased $37 million compared to December 31, 2017, due primarily to the aforementioned increases in securities holdings, offset largely by a $952 million increase in net unrealized losses associated with increased market interest rates. At September 30, 2018, the overall securities AFS portfolio was in a $918 million net unrealized loss position, compared to a net unrealized gain position of $34 million at December 31, 2017. The securities AFS portfolio had an effective duration of 4.8 years at September 30, 2018 compared to 4.5 years at December 31, 2017.

Net realized gains related to the sale of securities AFS were immaterial for both the nine months ended September 30, 2018 and 2017. There were no OTTI credit losses recognized in earnings for the nine months ended September 30, 2018 and 2017. For additional information on our accounting policies, composition, and valuation assumptions related to the securities AFS portfolio, see Note 1, "Significant Accounting Policies," to our 2017 Annual Report on Form 10-K, as well as Note 5, "Investment Securities," Note 1, "Significant Accounting Policies," and the “Trading Assets and Derivative Instruments and Investment Securities” section of Note 16, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.
For the three months ended September 30, 2018, the average yield on the securities AFS portfolio was 2.69%, compared to 2.49% for the three months ended September 30, 2017. For the nine months ended September 30, 2018, the average yield on the securities AFS portfolio was 2.66%, compared to 2.45% for the nine months ended September 30, 2017. The increases in average yield were due primarily to higher benchmark interest rates, favorable mix shift, and lower premium amortization. See additional discussion related to average yields on securities AFS in the "Net Interest Income/Margin" section of this MD&A.

The credit quality and liquidity profile of our investment securities portfolio remained strong at September 30, 2018. Over the longer term, the size and composition of the investment securities portfolio will reflect balance sheet trends and our overall liquidity objectives. Accordingly, the size and composition of the investment securities portfolio could change over time.

BORROWINGS

Short-Term Borrowings
Short-term borrowings include funds purchased, securities sold under agreements to repurchase, and other short-term borrowings. Our short-term borrowings at September 30, 2018 increased $3.2 billion, or 66%, from December 31, 2017, driven by increases of $2.1 billion, $793 million, and $227 million in other short-term borrowings, funds purchased, and securities sold under agreements to repurchase, respectively. The increase in other short-term borrowings was due primarily to a $2.0 billion increase in outstanding FHLB advances.

Long-Term Debt
During the nine months ended September 30, 2018, our long-term debt increased by $4.5 billion, or 46%. This increase was driven by (i) the Bank's first quarter of 2018 issuances of $500 million of 5-year fixed rate senior notes and $750 million of 3-year fixed-to-floating rate senior notes under the Global Bank Note program, (ii) our second quarter of 2018 issuance of $850 million of 7-year fixed rate senior notes under the Parent Company SEC shelf registration, (iii) the Bank's third quarter of 2018 issuances of $500 million of 4-year and $500 million of 6-year fixed-to-floating rate senior notes as well as $300 million of 4-year floating rate senior notes under the Global Bank Note program, and (iv) increases of $1.0 billion and $542 million in outstanding FHLB advances and direct finance leases, respectively, during the nine months ended September 30, 2018. Partially offsetting these increases was $314 million of subordinated note maturities during the first nine months of 2018.
Table 10 presents our October 2018 issuances of long-term debt under the Global Bank Note program (completed subsequent to the current reporting period).

Issuances Subsequent to September 30, 2018				Table 10

Bank Issuances	Principal Amount	Interest Rate	Optional Redemption	Maturity Date
7-year fixed rate senior notes	$500 million	4.050% per annum	Callable either (i) on or after September 3, 2025, or (ii) on or after 180 days from October 26, 2018 and prior to September 3, 2025 under a "make-whole" provision	November 3, 2025
3-year fixed-to-floating rate senior notes	$600 million	Fixed annual rate of 3.525% until October 25, 2020 and floating rate thereafter of 3-month LIBOR plus 50 basis points	Callable on October 26, 2020	October 26, 2021
3-year floating rate senior notes	$300 million	3-month LIBOR plus 50 basis points	Callable on or after October 26, 2020	October 26, 2021

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
CET1 is limited to common equity and related surplus (net of treasury stock), retained earnings, AOCI, and common equity minority interest, subject to limitations. Certain regulatory adjustments and exclusions are made to CET1, including removal of goodwill, other intangible assets, certain DTAs, and certain defined benefit pension fund net assets. Further, banks not subject to the advanced approaches risk-based capital rules were granted a one-time permanent election to exclude AOCI from the calculation of regulatory capital. We elected to exclude AOCI from the calculation of our CET1.

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

In April 2018, the FRB issued an NPR that included proposed modifications to minimum regulatory capital requirements as well as proposed changes to assumptions used in the stress testing process. The modifications would replace the 2.5% CCB with a Stress Capital Buffer ("SCB"). The SCB is the greater of the difference between the actual CET1 ratio and the minimum forecasted CET1 ratio under a severely adverse scenario, plus four quarters of planned common stock dividends, or 2.5%, based on modeling and projections performed by the Federal Reserve. If finalized, the SCB would be calculated based on the 2019 CCAR process and be incorporated into capital requirements effective as of the fourth quarter of 2019.
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
In September 2018, the OCC, FRB, and FDIC issued an NPR that would revise the definition of high volatility commercial real estate exposure ("HVCRE") to conform with the statutory definition of a high volatility commercial real estate acquisition, development, or construction loan, in accordance with the Act. The revised definition would exclude any loans made prior to January 1, 2015, and certain other loans currently classified as HVCRE. We are currently evaluating the impact of this NPR on our capital ratios.

In October 2018, the OCC, FRB, and FDIC issued an NPR that would establish four risk-based categories of standards for determining applicability of capital and liquidity requirements for large U.S. banking organizations. The proposal is consistent with a separate NPR issued concurrently by the FRB that would amend certain prudential standards, including standards relating to liquidity, risk management, stress testing, and single-counterparty credit limits, to reflect the risk profiles of banking organizations. We are currently evaluating the impact of these NPRs.
In October 2018, the OCC, FRB, and FDIC issued an NPR that introduced a new approach for calculating the exposure amount of derivative contracts for regulatory capital purposes, the standardized approach for counterparty credit risk ("SA-CCR"). If finalized, we would be permitted to utilize the SA-CCR in place of the current exposure methodology for determining counterparty credit risk exposures. We are currently evaluating the impact of this NPR.
Table 11 presents the Company's Basel III regulatory capital metrics:

Regulatory Capital Metrics [1]		Table 11
(Dollars in millions)	September 30, 2018	December 31, 2017
Regulatory capital:
CET1	$17,543	$17,141
Tier 1 capital	19,591	19,622
Total capital	22,791	23,028
Assets:
RWA	$182,729	$175,950
Average total assets for leverage ratio	202,786	200,141
Risk-based ratios [2]:
CET1	9.60%	9.74%
Tier 1 capital	10.72	11.15
Total capital	12.47	13.09
Leverage	9.66	9.80
Total shareholders’ equity to assets	11.43	12.21
1 We calculated these measures based on the methodology specified by our primary regulator, which may differ from the calculations used by other financial services companies that present similar metrics.
2 Basel III capital ratios are calculated under the standardized approach using regulatory capital methodology applicable to us for each period presented.

Our CET1 ratio decreased compared to December 31, 2017, driven primarily by growth in risk weighted assets, offset partially by an increase in retained earnings. The Tier 1 capital and Total capital ratios declined compared to December 31, 2017, due to the impact of our redemption of all outstanding shares of Series E Preferred Stock in the first quarter of 2018. Specifically, we used net proceeds from our November 2017 Series H Preferred Stock issuance to redeem all 4,500 shares of our outstanding higher cost Series E Preferred Stock in the first quarter of 2018. At September 30, 2018, our capital ratios were well above current regulatory requirements. See Note 13, "Capital," to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K for additional information regarding our regulatory capital adequacy requirements and metrics.

Capital Actions
We declared and paid common stock dividends of $603 million, or $1.30 per common share, for the nine months ended September 30, 2018, compared to $443 million, or $0.92 per common share, for the nine months ended September 30, 2017. Additionally, we declared dividends on our preferred stock of $81 million and $65 million during the nine months ended September 30, 2018 and 2017, respectively.
Various regulations administered by federal and state bank regulatory authorities restrict the Bank's ability to distribute its retained earnings. At September 30, 2018 and December 31, 2017, the Bank's capacity to pay cash dividends to the Parent Company under these regulations totaled approximately $2.1 billion and $2.5 billion, respectively.
During each of the first and second quarters of 2018, we repurchased $330 million of our outstanding common stock at market value, which completed our $1.32 billion of authorized common equity repurchases approved by the Board in conjunction with the 2017 capital plan.
In June 2018, we announced capital plans in response to the Federal Reserve's review of and non-objection to our 2018 capital plan submitted in conjunction with the 2018 CCAR. Our 2018 capital plan includes increases in our share repurchase program and quarterly common stock dividend, while maintaining our level of preferred stock dividends. Specifically, the 2018 capital plan authorized the repurchase of up to $2.0 billion of our outstanding common stock to be completed between the third quarter of 2018 and the second quarter of 2019, as well as a 25% increase in our quarterly common stock dividend from $0.40 per share to $0.50 per share, beginning in the third quarter of 2018.
During the third quarter of 2018, we repurchased $500 million of our outstanding common stock at market value as part of this 2018 capital plan. We will repurchase a minimum of $500 million of our outstanding common stock in the fourth quarter of 2018.
See Item 5 and Note 13, "Capital," to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K, as well as Part II, Item 2 in this Form 10-Q for additional information regarding our capital actions.

CRITICAL ACCOUNTING POLICIES
There have been no significant changes to our Critical Accounting Policies from those described in our 2017 Annual Report on Form 10-K.
ENTERPRISE RISK MANAGEMENT
Except as noted below, there have been no significant changes in our Enterprise Risk Management practices from those described in our 2017 Annual Report on Form 10-K.
In the second quarter of 2018, we established two additional executive committees:

•
The Strategic Initiative Review Committee ("SIRC") was formed to further support executive level review of strategic initiatives. The SIRC is chaired by the Chief Risk Officer and is responsible for identifying constraints to business accelerations, challenging assumptions or execution strategies, and validating alignment with our purpose, risk appetite, and strategic direction.

•
The Technology Management Committee ("TMC") was formed to provide the Executive Council, comprised of the CEO and his direct reports, with a forum to discuss, debate, and challenge technology strategies and investments to ensure alignment of technology strategy execution across the Executive Council. The TMC is chaired by the Chief Information Officer.

Credit Risk Management
There have been no significant changes in our Credit Risk Management practices from those described in our 2017 Annual Report on Form 10-K.
Operational Risk Management
There have been no significant changes in our Operational Risk Management practices from those described in our 2017 Annual Report on Form 10-K.

Market Risk Management
There have been no significant changes in our Market Risk Management practices from those described in our 2017 Annual Report on Form 10-K, other than those already discussed in this section.

Market Risk from Non-Trading Activities
The sensitivity analysis presented in Table 12 is measured as a percentage change in net interest income due to instantaneous moves in benchmark interest rates. Estimated changes are dependent upon material assumptions such as those described in our 2017 Annual Report on Form 10-K.

Net Interest Income Asset Sensitivity		Table 12

	Estimated % Change in Net Interest Income Over 12 Months [1]
	September 30, 2018	December 31, 2017
Rate Change
+200 bps	2.0%	2.4%
+100 bps	1.1%	1.4%
-50 bps	(0.8)%	(1.0)%
1 Estimated % change of net interest income is reflected on a non-FTE basis.

Net interest income asset sensitivity at September 30, 2018 decreased compared to December 31, 2017, driven primarily by changes in our funding profile. See additional discussion related to net interest income in the "Net Interest Income/Margin" section of this MD&A.
At September 30, 2018, the MVE profile in Table 13 indicates a decline in net balance sheet value due to instantaneous upward changes in rates. This MVE sensitivity is reported for both upward and downward rate shocks.

Market Value of Equity Sensitivity		Table 13

	Estimated % Change in MVE
	September 30, 2018	December 31, 2017
Rate Change
+200 bps	(7.5)%	(7.6)%
+100 bps	(3.5)%	(3.3)%
-50 bps	1.3%	0.8%
MVE sensitivity for downward rate shocks at September 30, 2018 increased compared to December 31, 2017, driven primarily by higher absolute levels of interest rates. While an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under these rate scenarios, we believe that a gradual shift in interest rates would have a much more modest impact.
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
Market Risk from Trading Activities
Table 14 presents VAR and Stressed VAR for the three and nine months ended September 30, 2018 and 2017, as well as VAR by Risk Factor at September 30, 2018 and 2017.

Value at Risk Profile			Table 14

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2018	2017	2018	2017
VAR (1-day holding period):
Period end	$2	$2	$2	$2
High	2	3	3	3
Low	1	1	1	1
Average	2	2	2	2
Stressed VAR (10-day holding period):
Period end	$60	$69	$60	$69
High	81	100	103	100
Low	25	44	25	22
Average	55	65	61	53
VAR by Risk Factor at period end (1-day holding period):
Equity risk			$2	$1
Interest rate risk			1	1
Credit spread risk			2	3
VAR total at period end (1-day diversified)			2	2
The trading portfolio's VAR profile, presented in Table 14, is influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. Notwithstanding normal quarterly variations in the VAR associated with individual risk factors, average daily VAR as well as period end VAR for the three and nine months ended September 30, 2018 remained largely unchanged compared to the same periods in 2017. Stressed VAR remained within historic ranges throughout the first nine months of 2018, reflecting typical fluctuations in portfolio composition and balance sheet usage. The trading portfolio of covered positions did not contain any correlation trading positions or on- or off-balance sheet securitization positions during the nine months ended September 30, 2018 or 2017.
In accordance with the Market Risk Rule, we evaluate the accuracy of our VAR model through daily backtesting by comparing aggregate daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) from covered positions with the corresponding daily VAR-based measures generated by the model. As illustrated in the following graph, there were no firmwide VAR backtesting exceptions during the twelve months ended September 30, 2018. The total number of VAR backtesting exceptions over the preceding twelve months is used to determine the multiplication factor for the VAR-based capital requirement under the Market Risk Rule. The capital multiplication factor increases from a minimum of three to a maximum of four, depending on the number of exceptions. There was no change in the capital multiplication factor over the preceding twelve months.

Firmwide VAR Backtesting
$3
$2
$1
$0
($1)
($2)
($3)
($4)
($5)
$ Millions
Oct-17
Nov-17
Dec-17
Jan-18
Feb-18
Mar-18
Apr-18
May-18
Jun-18
Jul-18
Aug-18
Sep-18
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

Liquidity Risk Management
LCR requirements under Regulation WW require large U.S. banking organizations to hold unencumbered high-quality liquid assets sufficient to withstand projected 30-day total net cash outflows, each as defined under the LCR rule. At September 30, 2018, our LCR calculated pursuant to the rule was above the 100% minimum regulatory requirement.
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
Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. The Bank borrows from the money markets using instruments such as Fed Funds, Eurodollars, and securities sold under agreements to repurchase. At September 30, 2018, the Bank retained a material cash position in its Federal Reserve account. The Parent Company also retained a material cash position in its account with the Bank in accordance with our policies and risk limits, discussed in greater detail below.
Sources of Funds. Our primary source of funds is a large, stable deposit base. Core deposits, predominantly made up of consumer and commercial deposits originated primarily from our retail branch network and Wholesale client base, are our largest and most cost-effective source of funding. Total deposits decreased to $160.4 billion at September 30, 2018, from $160.8 billion at December 31, 2017.
We also maintain access to diversified sources for both secured and unsecured wholesale funding. These uncommitted sources include Fed Funds purchased from other banks, securities sold under agreements to repurchase, FHLB advances, and Global Bank Notes. Aggregate borrowings increased to $22.2 billion at September 30, 2018, from $14.6 billion at December 31, 2017. These additional borrowings include a mix of both secured and unsecured funding and have primarily been used to support loan growth.

As mentioned above, the Bank and Parent Company maintain programs to access the debt capital markets. The Parent Company maintains an SEC shelf registration from which it may issue senior or subordinated notes and various capital securities, such as common or preferred stock. In August 2018, our Board approved a new SEC shelf registration, which authorized the issuance of up to $6.0 billion of such securities, of which $6.0 billion of issuance capacity remained available at September 30, 2018. Under our previous SEC shelf registration, the Board authorized the issuance of up to $5.0 billion of such securities, of which $1.7 billion of issuance capacity remained available at December 31, 2017. In April 2018, the Parent Company issued $850 million of 7-year fixed rate senior notes under our previous SEC shelf registration.
The Bank maintains a Global Bank Note program under which it may issue senior or subordinated debt with various terms. In the first quarter of 2018, we issued $500 million of 5-year fixed rate senior notes and $750 million of 3-year fixed-to-floating rate senior notes under this program. In the third quarter of 2018, we issued $500 million of 4-year and $500 million of 6-year fixed-to-floating rate senior notes as well as $300 million of 4-year floating rate senior notes under this program. At September 30, 2018, the Bank retained $32.9 billion of remaining capacity to issue notes under the Global Bank Note program. See the “Recent Developments” section below for a description of issuances subsequent to September 30, 2018 under this program.
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
As illustrated in Table 15, at September 30, 2018, S&P has assigned a “Positive” outlook on our credit rating, while both Moody’s and Fitch maintained “Stable” outlooks. Future credit rating downgrades are possible, although not currently anticipated given these “Positive” and “Stable” credit rating outlooks.

Credit Ratings and Outlook			Table 15
September 30, 2018
	Moody’s	S&P	Fitch
SunTrust Banks, Inc.:
Senior debt	Baa1	BBB+	A-
Preferred stock	Baa3	BB+	BB

SunTrust Bank:
Long-term deposits	A1	A-	A
Short-term deposits	P-1	A-2	F1
Senior debt	Baal	A-	A-
Outlook	Stable	Positive	Stable
Our investment securities portfolio is a use of funds and a store of liquidity that is managed as part of our overall liquidity management and ALM process to optimize income and portfolio value, maintaining the majority of securities in liquid and high-grade asset classes, such as agency MBS, agency debt, and U.S. Treasury securities; nearly all of these securities qualify as high-quality liquid assets under the U.S. LCR Final Rule. At September 30, 2018, our securities AFS portfolio contained $27.4 billion of unencumbered high-quality, liquid securities at market value.
As mentioned above, we evaluate contingency funding scenarios to anticipate and manage the likely impact of impaired capital markets access and other adverse liquidity circumstances. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of contingency liquidity. These contingency liquidity sources include available cash reserves, the ability to sell, pledge, or borrow against unencumbered securities in our investment portfolio, the capacity to borrow from the FHLB system or the Federal Reserve discount window, and the ability to sell or securitize certain loan portfolios. Table 16 presents period end and average balances of our contingency liquidity sources for the third quarters of 2018 and 2017. These sources exceed our contingency liquidity needs as measured in our contingency funding scenarios.

Contingency Liquidity Sources				Table 16

	As of		Average for the Three Months Ended ¹
(Dollars in billions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Excess reserves	$3.8	$4.5	$2.4	$2.8
Free and liquid investment portfolio securities	27.4	27.4	27.4	27.8
Unused FHLB borrowing capacity	24.2	24.5	25.3	23.2
Unused discount window borrowing capacity	19.8	17.8	19.4	17.8
Total	$75.2	$74.2	$74.5	$71.6
1 Average based upon month-end data, except excess reserves, which is based upon a daily average.

Federal Home Loan Bank and Federal Reserve Bank Stock. We previously acquired capital stock in the FHLB of Atlanta as a precondition for becoming a member of that institution. As a member, we are able to take advantage of competitively priced advances as a wholesale funding source and to access grants and low-cost loans for affordable housing and community development projects, among other benefits. At September 30, 2018, we held $142 million of capital stock in the FHLB of Atlanta, an increase of $127 million compared to December 31, 2017 due to an increase in short-term FHLB advances over the same period. For each of the three and nine months ended September 30, 2018 and 2017, we recognized an immaterial amount of dividends related to FHLB capital stock.
Similarly, to remain a member of the Federal Reserve System, we are required to hold a certain amount of capital stock, determined as either a percentage of the Bank’s capital or as a percentage of total deposit liabilities. At both September 30, 2018 and December 31, 2017, we held $403 million of Federal Reserve Bank of Atlanta stock. For both the three months ended September 30, 2018 and 2017, we recognized an immaterial amount of dividends related to Federal Reserve Bank of Atlanta stock. For the nine months ended September 30, 2018 and 2017, we recognized dividends related to Federal Reserve Bank of Atlanta stock of $9 million and $7 million, respectively.

Parent Company Liquidity. The primary uses of Parent Company liquidity include debt service, dividends on capital instruments, the periodic purchase of investment securities, loans to our subsidiaries, and common share repurchases. See further details of the authorized common share repurchases in the “Capital Resources” section of this MD&A and in Part II, Item 2, in this Form 10-Q. We fund corporate dividends with Parent Company cash, the primary sources of which are dividends from our banking subsidiary and proceeds from the issuance of debt and capital securities. We are subject to both state and federal banking regulations that limit our ability to pay common stock dividends in certain circumstances.

Recent Developments. In October 2018, the Bank issued $500 million of 7-year fixed rate senior notes, $600 million of 3-year fixed-to-floating rate senior notes, and $300 million of 3-year floating rate senior notes under our Global Bank Note program. Similar to our debt issuances in the first nine months of 2018, these issuances allowed us to supplement our funding sources and pay down other borrowings. See Table 10 in “Borrowings” for additional details regarding debt issuances we completed subsequent to September 30, 2018.
Other Liquidity Considerations. As presented in Table 17, we had an aggregate potential obligation of $92.5 billion to our clients in unused lines of credit at September 30, 2018. Commitments to extend credit are arrangements to lend to clients who have complied with predetermined contractual obligations. We also had $3.2 billion in letters of credit outstanding at September 30, 2018, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Approximately $196 million of these letters were available to support variable rate demand obligations at September 30, 2018. Unused commercial lines of credit increased since December 31, 2017, driven by an increase in commercial line of credit commitments during the nine months ended September 30, 2018. Residential mortgage commitments also increased since December 31, 2017, driven by the increase in IRLC volume outpacing the increase in closed loan volume during the nine months ended September 30, 2018. Additionally, unused CRE lines of credit increased since December 31, 2017, driven primarily by an increase in CRE line of credit commitments during the nine months ended September 30, 2018.

Unfunded Lending Commitments				Table 17
	As of		Average for the Three Months Ended
(Dollars in millions)	September 30, 2018	December 31, 2017	September 30, 2018	September 30, 2017
Unused lines of credit:
Commercial	$63,400	$59,625	$62,728	$57,807
Residential mortgage commitments [1]	3,777	3,036	3,810	4,268
Home equity lines	10,200	10,086	10,165	10,159
CRE [2]	4,534	4,139	4,263	3,953
Credit card	10,601	10,533	10,602	10,338
Total unused lines of credit	$92,512	$87,419	$91,568	$86,525

Letters of credit:
Financial standby	$3,041	$2,453	$2,912	$2,722
Performance standby	101	125	101	121
Commercial	37	14	34	14
Total letters of credit	$3,179	$2,592	$3,047	$2,857
1 Includes residential mortgage IRLCs with notional balances of $1.6 billion and $1.7 billion at September 30, 2018 and December 31, 2017, respectively.
2 Includes commercial mortgage IRLCs and other commitments with notional balances of $262 million and $240 million at September 30, 2018 and December 31, 2017, respectively.
Other Market Risk
Except as discussed below, there have been no other significant changes to other market risk as described in our 2017 Annual Report on Form 10-K.
We measure our residential MSRs at fair value on a recurring basis and hedge the risk associated with changes in fair value. Residential MSRs totaled $2.1 billion and $1.7 billion at September 30, 2018 and December 31, 2017, respectively, and are managed and monitored as part of a comprehensive risk governance process, which includes established risk limits.
We originated residential MSRs with fair values at the time of origination of $100 million and $250 million during the three and nine months ended September 30, 2018 and $90 million and $252 million during the three and nine months ended September 30, 2017, respectively. Additionally, we purchased residential MSRs with a fair value of approximately $14 million and $89 million during the three and nine months ended September 30, 2018, respectively. No residential MSRs were purchased during the three and nine months ended September 30, 2017.
We recognized a mark-to-market decrease in the fair value of our residential MSRs of $10 million and an increase of $15 million during the three and nine months ended September 30, 2018 and decreases of $70 million and $195 million during the three and nine months ended September 30, 2017, respectively. Changes in fair value include the decay resulting from the realization of monthly net servicing cash flows. We recognized net losses related to residential MSRs, inclusive of fair value changes and related hedges, of $64 million and $184 million for the three and nine months ended September 30, 2018 and $54 million and $153 million for the three and nine months ended September 30, 2017, respectively. Compared to the prior year periods, the increase in net losses related to residential MSRs was primarily driven by higher decay combined with lower net hedge performance in the current periods. Higher decay was driven by an increase in residential MSR asset value as well as an increase in the size of the servicing portfolio, offset partially by a decrease in payoff volume. All other servicing rights, which include commercial mortgage and consumer indirect loan servicing rights, are not measured at fair value on a recurring basis, and therefore, are not subject to the same market risks associated with residential MSRs.

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

Net Income by Business Segment				Table 18

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2018	2017 [1,2]	2018	2017 [1,2]
Consumer	$381	$264	$1,081	$698
Wholesale	372	341	1,120	917

Corporate Other	50	(17)	49	60
Reconciling Items [3]	(51)	(50)	(133)	(142)
Total Corporate Other	(1)	(67)	(84)	(82)
Consolidated Net Income	$752	$538	$2,117	$1,533

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

Table 19 presents average LHFI and average deposits for our reportable business segments:

Average LHFI and Deposits by Business Segment				Table 19

	Three Months Ended September 30
	Average LHFI		Average Consumer and Commercial Deposits
(Dollars in millions)	2018	2017 [1,2]	2018	2017 [1,2]
Consumer	$75,414	$74,742	$111,930	$109,774
Wholesale	70,485	68,568	47,773	49,515
Corporate Other	96	1,396	(355)	130

	Nine Months Ended September 30
	Average LHFI		Average Consumer and Commercial Deposits
(Dollars in millions)	2018	2017 [1,2]	2018	2017 [1,2]
Consumer	$75,122	$73,613	$111,025	$109,301
Wholesale	69,155	69,303	48,259	49,724
Corporate Other	91	1,360	(125)	120

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

BUSINESS SEGMENT RESULTS
Nine Months Ended September 30, 2018 versus Nine Months Ended September 30, 2017
Consumer
Consumer reported net income of $1.1 billion for the nine months ended September 30, 2018, an increase of $383 million, or 55%, compared to the same period in 2017. The increase was driven primarily by higher net interest income and lower provisions for credit losses and income taxes, offset partially by lower noninterest income and higher noninterest expense.
Net interest income was $3.1 billion, an increase of $229 million, or 8%, compared to the same period in 2017, driven by improved spreads on deposit balances. Net interest income related to deposits increased $235 million, or 14%, driven by a 25 basis point increase in deposit spreads and a $1.7 billion, or 2%, increase in average deposit balances. Net interest income related to LHFI increased $8 million, or 1%, driven primarily by a $1.5 billion, or 2%, increase in average LHFI balances, offset partially by a three basis point decrease in loan spreads. Consumer loan growth was driven by increases in residential mortgages, consumer direct, indirect, and guaranteed student loans, offset partially by declines in home equity products.
Provision for credit losses was $101 million, a decrease of $209 million, or 67%, compared to the same period in 2017. The decrease was driven by lower net charge-offs, improved credit quality, and the release of hurricane-related ALLL reserves.
Total noninterest income was $1.3 billion, a decrease of $78 million, or 5%, compared to the same period in 2017. The decrease was driven primarily by lower mortgage related income and lower client transaction-related fee income (which includes service charges on deposit accounts, other charges and fees, and card fees), offset partially by increases in retail investment services and other noninterest income. The decline in client transaction-related fee income was due primarily to the impact of our adoption of the revenue recognition accounting standard on January 1, 2018 and by a change in our process for recognizing card rewards expenses, which resulted in four months of rewards expenses being recognized in card fee income in the third quarter of 2018.
Total noninterest expense was $3.0 billion, an increase of $56 million, or 2%, compared to the same period in 2017. The increase was driven primarily by higher outside processing and software costs due to investments in technology and favorable developments with certain legal matters in the third quarter of 2017, offset partially by revenue recognition accounting impacts in the current period.
Wholesale
Wholesale reported net income of $1.1 billion for the nine months ended September 30, 2018, an increase of $203 million, or 22%, compared to the same period in 2017. The increase was due to higher net interest income and lower provision for income taxes, offset partially by lower noninterest income and higher noninterest expense.
Net interest income was $1.7 billion, an increase of $73 million, or 5%, compared to the same period in 2017, driven primarily by improved deposit and equity spreads, offset partially by declines in loan and deposit volume. Net interest income related to deposits increased $84 million, or 15%, as a result of improved spreads, offset partially by decreased deposit volumes. Average deposit balances decreased $1.5 billion, or 3%, as a result of decreases in money market accounts and non-interest-bearing commercial DDAs, offset partially by increases in interest-bearing commercial DDAs and business CD products. Net interest income related to LHFI decreased $44 million, or 5%, as a result of lower tax exempt loan and lease spreads, which were specifically impacted by the 2017 Tax Act. Net interest income related to equity increased $40 million, or 32%, due to higher equity balances and spreads.
Provision for credit losses was $19 million, stable compared to the same period in 2017.
Total noninterest income was $1.1 billion, a decrease of $45 million, or 4%, compared to the same period in 2017. The decrease was driven largely by lower investment banking income, which decreased $32 million, or 7%, as a result of lower syndication and high yield bond fees. The gross-up of tax credits decreased $21 million, or 17%, driven by the lower effective tax rate for the nine months ended September 30, 2018. Commercial credit related income was down $10 million, or 4%, as a result of lower bridge commitment fees and service charges, which were down $5 million, or 4%. These decreases were offset partially by $30 million of remeasurement gains on an equity investment following our adoption of the recognition and measurement of financial assets accounting standard on January 1, 2018 and a $4 million, or 3%, increase in trading income resulting from higher client-related derivative activity.
Total noninterest expense was $1.3 billion, an increase of $23 million, or 2%, compared to the same period in 2017. The increase was due to higher investment banking transaction expenses related to the impact of our adoption of the revenue recognition accounting standard on January 1, 2018, higher functional support expense, and higher amortization expense associated with STCC tax credit investments, offset partially by lower headcount and incentive related compensation.
Corporate Other
Corporate Other net income was $49 million for the nine months ended September 30, 2018, a decrease of $11 million, or 18%, compared to the same period in 2017. The decrease in net income was due primarily to lower net interest income.
Net interest income was a net expense of $118 million, a decrease of $149 million compared to the same period in 2017. The decrease was driven by lower commercial loan-related swap income due to higher benchmark interest rates. Average long-term debt remained stable and average short-term borrowings increased $316 million, or 15%, driven by balance sheet management activities.
Total noninterest income was $50 million, a decrease of $9 million, or 15%, compared to the same period in 2017. The decrease was driven primarily by a decline in capital markets related income, which decreased $15 million, or 82%, offset partially by a mark-to-market net gain of $9 million recognized on an equity investment for the nine months ended September 30, 2018.
Total noninterest expense was a benefit of $95 million for the nine months ended September 30, 2018. The benefit increased $129 million compared to the same period in 2017 due primarily to higher recoveries of internal expense allocations during the current period.

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures				Table 20
(Dollars in millions and shares in thousands, except per share data)
	Three Months Ended September 30		Nine Months Ended September 30
Selected Financial Data	2018	2017	2018	2017
Summary of Operations:
Interest income	$1,834	$1,635	$5,261	$4,747
Interest expense	322	205	821	548
Net interest income	1,512	1,430	4,440	4,199
Provision for credit losses	61	120	121	330
Net interest income after provision for credit losses	1,451	1,310	4,319	3,869
Noninterest income	782	846	2,408	2,520
Noninterest expense	1,384	1,391	4,191	4,243
Income before provision for income taxes	849	765	2,536	2,146
Provision for income taxes	95	225	412	606
Net income attributable to noncontrolling interest	2	2	7	7
Net income	$752	$538	$2,117	$1,533
Net income available to common shareholders	$726	$512	$2,036	$1,468
Net interest income-FTE [1]	$1,534	$1,467	$4,505	$4,306
Total revenue	2,294	2,276	6,848	6,719
Total revenue-FTE [1]	2,316	2,313	6,913	6,826
Net income per average common share:
Diluted	$1.56	$1.06	$4.34	$3.00
Basic	1.58	1.07	4.38	3.04
Dividends declared per common share	0.50	0.40	1.30	0.92
Book value per common share			48.00	47.16
Tangible book value per common share [2]			34.51	34.34
Market capitalization			30,632	28,451
Market price per common share (NYSE trading symbol “STI”):
High	$75.08	$60.04	$75.08	$61.69
Low	65.82	51.96	64.32	51.96
Close	66.79	59.77	66.79	59.77
Selected Average Balances:
Total assets	$207,395	$205,738	$205,370	$204,833
Earning assets	186,344	184,861	184,607	184,180
LHFI	145,995	144,706	144,368	144,276
Intangible assets including residential MSRs	8,396	8,009	8,332	8,019
Residential MSRs	1,987	1,589	1,922	1,599
Consumer and commercial deposits	159,348	159,419	159,159	159,145
Preferred stock	2,025	1,975	2,145	1,643
Total shareholders’ equity	24,275	24,573	24,324	24,131
Average common shares - diluted	464,164	483,640	469,006	489,176
Average common shares - basic	460,252	478,258	464,804	483,711
Financial Ratios (Annualized):
ROA	1.44%	1.04%	1.38%	1.00%
ROE	13.01	9.03	12.33	8.77
ROTCE [3]	18.06	12.45	17.14	12.09
Net interest margin	3.22	3.07	3.22	3.05
Net interest margin-FTE [1]	3.27	3.15	3.26	3.13
Efficiency ratio [4]	60.34	61.12	61.20	63.16
Efficiency ratio-FTE [1,4]	59.76	60.14	60.62	62.17
Tangible efficiency ratio-FTE [1,4,5]	58.94	59.21	59.89	61.44
Total average shareholders’ equity to total average assets	11.71	11.94	11.84	11.78
Tangible common equity to tangible assets [6]			7.72	8.10
Common dividend payout ratio			31.6	37.2

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)

Selected Financial Data (continued)	Nine Months Ended September 30
Capital Ratios at period end [7]:	2018	2017
CET1	9.60%	9.62%
Tier 1 capital	10.72	10.74
Total capital	12.47	12.69
Leverage	9.66	9.50

(Dollars in millions, except per share data)	Three Months Ended September 30		Nine Months Ended September 30
Reconcilement of Non-U.S. GAAP Measures	2018	2017	2018	2017
Net interest margin	3.22%	3.07%	3.22%	3.05%
Impact of FTE adjustment	0.05	0.08	0.04	0.08
Net interest margin-FTE [1]	3.27%	3.15%	3.26%	3.13%

Efficiency ratio [4]	60.34%	61.12%	61.20%	63.16%
Impact of FTE adjustment	(0.58)	(0.98)	(0.58)	(0.99)
Efficiency ratio-FTE [1,4]	59.76	60.14	60.62	62.17
Impact of excluding amortization related to intangible assets and certain tax credits	(0.82)	(0.93)	(0.73)	(0.73)
Tangible efficiency ratio-FTE [1,4,5]	58.94%	59.21%	59.89%	61.44%

ROE	13.01%	9.03%	12.33%	8.77%
Impact of removing average intangible assets other than residential MSRs and other servicing rights from average common shareholders' equity, and removing related pre-tax amortization expense from net income available to common shareholders	5.05	3.42	4.81	3.32
ROTCE [3]	18.06%	12.45%	17.14%	12.09%

Net interest income	$1,512	$1,430	$4,440	$4,199
FTE adjustment	22	37	65	107
Net interest income-FTE [1]	1,534	1,467	4,505	4,306
Noninterest income	782	846	2,408	2,520
Total revenue-FTE [1]	$2,316	$2,313	$6,913	$6,826

(Dollars in millions, except per share data)			September 30, 2018	September 30, 2017
Total shareholders’ equity			$24,139	$24,522
Goodwill, net of deferred taxes [8]			(6,171)	(6,084)
Other intangible assets (including residential MSRs and other servicing rights)			(2,140)	(1,706)
Residential MSRs and other servicing rights			2,126	1,690
Tangible equity [6]			17,954	18,422
Noncontrolling interest			(101)	(101)
Preferred stock			(2,025)	(1,975)
Tangible common equity [6]			$15,828	$16,346

Total assets			$211,276	$208,252
Goodwill			(6,331)	(6,338)
Other intangible assets (including residential MSRs and other servicing rights)			(2,140)	(1,706)
Residential MSRs and other servicing rights			2,126	1,690
Tangible assets			$204,931	$201,898
Tangible common equity to tangible assets [6]			7.72%	8.10%
Tangible book value per common share [2]			$34.51	$34.34

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)

(Dollars in millions)
Reconciliation of PPNR [9]	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Income before provision for income taxes	$849	$2,536
Provision for credit losses	61	121
Less:
Net securities gains	—	1
PPNR	$910	$2,656

1 We present net interest income-FTE, total revenue-FTE, net interest margin-FTE, efficiency ratio-FTE, and tangible efficiency ratio-FTE on a fully taxable-equivalent ("FTE") basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments using a federal tax rate of 21% for all periods beginning on or after January 1, 2018 and 35% for all periods prior to January 1, 2018, as well as state income taxes, where applicable, to increase tax-exempt interest income to a taxable-equivalent basis. We believe the FTE basis is the preferred industry measurement basis for these measures and that it enhances comparability of net interest income and total revenue arising from taxable and tax-exempt sources. Total revenue-FTE is calculated as net interest income-FTE plus noninterest income. Net interest margin-FTE is calculated by dividing annualized net interest income-FTE by average total earning assets.
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
7 Basel III capital ratios are calculated under the standardized approach using regulatory capital methodology applicable to us for each period presented. Refer to the "Capital Resources" section of this MD&A for additional regulatory capital information.
8 Net of deferred taxes of $160 million and $254 million at September 30, 2018 and 2017, respectively.
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
See “Enterprise Risk Management” in Part I, Item 2, MD&A, in this Form 10-Q, which is incorporated herein by reference.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management conducted an evaluation, under the supervision and with the participation of its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) at September 30, 2018. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at September 30, 2018.

Changes in Internal Control over Financial Reporting
Effective January 1, 2018, the Company adopted several new accounting standards and implemented relevant changes to its control activities and processes to monitor and maintain appropriate internal controls over financial reporting. There were no other changes to the Company’s internal control over financial reporting during the nine months ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Refer to the Company's 2017 Annual Report on Form 10-K for additional information.

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

Additionally, we update the “Risk Factors” sections contained in the Company's 2017 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the period ended March 31, 2018 by replacing the existing risk factor, “Our operational and communications systems and infrastructure may fail or may be the subject of a breach or cyber-attack that, if successful, could adversely affect our business and disrupt business continuity,” with the following risk factor:

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
Our business, financial, accounting, data processing, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be sudden increases in client transaction volume; electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, floods, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; occurrences of employee error, fraud, theft, or malfeasance; disruptions caused by technology implementation, including hardware deployment and software updates; and, as described below, cyber-attacks.
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
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities:

				Table 21
	Common Stock [1,2]
	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Equity that May Yet Be Purchased Under the Plans or Programs at Period End (in millions)
January 1 - 31	4,550,359	$68.03	4,550,359	$350
February 1 - 28	287,254	71.08	287,254	330
March 1 - 31	—	—	—	330
Total during first quarter of 2018	4,837,613	68.22	4,837,613	330

April 1 - 30	4,910,576	67.20	4,910,576	—
May 1 - 31	—	—	—	—
June 1 - 30	—	—	—	—
Total during second quarter of 2018	4,910,576	67.20	4,910,576	—

July 1 - 31	4,487,600	69.90	4,487,600	1,686
August 1 - 31	2,556,079	72.88	2,556,079	1,500
September 1 - 30	—	—	—	1,500
Total during third quarter of 2018	7,043,679	70.99	7,043,679	1,500

Total year-to-date 2018	16,791,868	$69.08	16,791,868	$1,500
1 The principal market in which SunTrust common stock is traded is the NYSE (trading symbol “STI”).
2 During the three and nine months ended September 30, 2018, no shares of SunTrust common stock were surrendered by participants in SunTrust's employee stock option plans, where participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock that the participant already owns. SunTrust considers any such shares surrendered by participants in SunTrust's employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs.

On June 28, 2018, the Company announced that the Federal Reserve had no objections to the repurchase of up to $2.0 billion of the Company's outstanding common stock to be completed between July 1, 2018 and June 30, 2019, as part of the Company's 2018 capital plan submitted in connection with the 2018 CCAR. During the third quarter of 2018, the Company repurchased $500 million of its outstanding common stock at market value as part of this publicly announced 2018 capital plan. At September 30, 2018, the Company had $1.5 billion of remaining common stock repurchase capacity available under its 2018 capital plan (reflected in the table above).
At September 30, 2018, a total of 387,950 Series A and B warrants to purchase the Company's common stock remained outstanding. The Series A and B warrants have expiration dates of December 31, 2018 and November 14, 2018, respectively.

In the first quarter of 2018, the Company redeemed all 4,500 issued and outstanding shares of its Series E Preferred Stock in accordance with the terms of the Series E Preferred Stock. The Company did not repurchase any shares of its Series A Preferred Stock, Series B Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, or Series H Preferred Stock during the first nine months of 2018, and at September 30, 2018, there was no unused Board authority to repurchase any shares of Series A Preferred Stock, Series B Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, or Series H Preferred Stock.
Refer to the Company's 2017 Annual Report on Form 10-K for additional information regarding the Company's equity securities.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
(a) None.
(b) Effective October 15, 2018, the Board of Directors of the Company approved and adopted an amendment and restatement of the Company's Bylaws (as so amended and restated, the "Bylaws") to implement proxy access and make certain other changes. A new Section 4 has been added to Article II of the Bylaws to permit a shareholder, or a group of up to twenty shareholders, owning three percent or more of the Company’s outstanding common stock continuously for at least three years, to nominate and include in the Company’s annual meeting proxy materials director nominees constituting up to the greater of two individuals or twenty percent of the Board, provided that the shareholder(s) and the nominee(s) satisfy the requirements specified in the Bylaws. The proxy access provision will first be available to shareholders in connection with the Company’s 2019 Annual Meeting of Shareholders. The foregoing summary is not complete and is subject to, and qualified in its entirety by, the full text of the Bylaws, which are included as Exhibit 3.2 to this Form 10-Q.

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

*

3.2	Bylaws of the Registrant, as amended and restated on October 15, 2018, incorporated by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K filed October 15, 2018.	*

31.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

31.2	Certification of Corporate Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Corporate Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.1	Interactive Data File.	**

*	incorporated by reference
**	filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNTRUST BANKS, INC.
(Registrant)

Date:	November 2, 2018	By: /s/ R. Ryan Richards
R. Ryan Richards, Senior Vice President and Controller (on behalf of the registrant and as Principal Accounting Officer)