Form 10-K
period 2018-12-31
SUNTRUST BANKS INC
filed 2019-02-22
CIK 750556

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates at June 29, 2018 was approximately $30.2 billion based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the registrant has assumed that all of its directors and executive officers are affiliates.
At February 15, 2019, 443,255,088 shares of the registrant’s common stock, $1.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Pursuant to Instruction G of Form 10-K, information in the registrant’s Definitive Proxy Statement for its 2019 Annual Shareholder’s Meeting, which it will file with the SEC no later than April 23, 2019 (the “Proxy Statement”), is incorporated by reference into Items 10-14 of Part III of this Form 10-K.

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
BB&T — BB&T Corporation.
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
CIO — Chief Information Officer.
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
DTA — Deferred tax asset.

DTL — Deferred tax liability.
DVA — Debit valuation adjustment.
EBPC — Enterprise Business Practices Committee.
EGRRCPA — Economic Growth, Regulatory Relief, and Consumer Protection Act.
EPS — Earnings per share.
ERC — Enterprise Risk Committee.
ERISA — Employee Retirement Income Security Act of 1974.
Exchange Act — Securities Exchange Act of 1934.
Fannie Mae — Federal National Mortgage Association.
FASB — Financial Accounting Standards Board.
Form 8-K and tax reform-related items — items announced in the Company’s Form 8-K filed with SEC on December 4, 2017 and items related to the enactment of the 2017 Tax Act during the fourth quarter of 2017.
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
FHLB — Federal Home Loan Bank.
FICA — Federal Insurance Contributions Act.
FICO — Fair Isaac Corporation.
FINRA — Financial Industry Regulatory Authority.
Fitch — Fitch Ratings Ltd.
FRB — Federal Reserve Board (Board of Governors of the Federal Reserve System).
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
SIRC — Strategic Initiative Review Committee.
STAS — SunTrust Advisory Services, Inc.
STCC — SunTrust Community Capital, LLC.
STIS — SunTrust Investment Services, Inc.
STM — SunTrust Mortgage, Inc.
STRH — SunTrust Robinson Humphrey, Inc.
SunTrust — SunTrust Banks, Inc.
TDR — Troubled debt restructuring.
TMC — Technology Management Committee.
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
VOE — Voting interest entity.

ii

Important Cautionary Statement About Forward-Looking Statements

This Annual Report contains forward-looking statements. Statements regarding: (i) our proposed merger with BB&T (the “Merger”), including the expected timing of closing of the Merger; (ii) the potential effects of the proposed Merger with BB&T on our business and operations upon or prior to the consummation thereof; (iii) the effects on SunTrust if the Merger is not consummated; (iv) information regarding the combined business and operations of SunTrust and BB&T following the Merger, if consummated; (v) future levels of net interest margin, core personnel expenses, efficiency ratios, improvements in efficiency, the net charge-offs to total average LHFI ratio, the ALLL to period-end LHFI ratio, the provision for loan losses, capital ratios, and share repurchases; (vi) the amount and timing of our tangible efficiency target; (vii) the continued trend of client migration from lower cost deposits to CDs; (viii) future trends or increases in deposit costs; (ix) contemplation of a potential preferred stock issuance; (x) future success in our capital markets business; (xi) future Wholesale segment pipelines and positioning to meet client needs; (xii) future changes in the size and composition of the investment securities portfolio; (xiii) the estimated impacts of proposed regulatory capital rules and changes in banking laws, rules, and regulations; (xiv) the impact of a shift in interest rates on our MVE; (xv) future impacts of ASUs not yet adopted; and (xvi) our future credit ratings and outlook, are forward-looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “target,” “forecast,” “future,” “strategy,” “goal,” “initiative,” “plan,” “propose,” “opportunity,” “potentially,” “probably,” “project,” “outlook,” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Such statements are based upon the current beliefs and expectations of management and on information currently available to management. They speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.
Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Part I, Item 1A, “Risk Factors,” in this Form 10-K. Such factors include: failure to complete the merger with BB&T (the “Merger”) could negatively impact our stock price and our future business and financial results; we will be subject to uncertainties while the Merger is pending, which could adversely affect our business; the Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed; because the market price of BB&T Common Stock may fluctuate, our shareholders cannot be certain of the precise value of the merger consideration they may receive in the Merger; our ability to complete the Merger is subject to the receipt of approval from various federal and state regulatory agencies, which may impose conditions that could adversely affect us or cause the Merger to be abandoned; shareholder litigation could prevent or delay the closing of the proposed Merger or otherwise negatively impact our business and operations; current or future legislation or regulation could require us to change our business practices, reduce revenue, impose additional costs, or otherwise adversely affect business operations or competitiveness; we are subject to stringent capital adequacy and liquidity requirements and our failure to meet these would adversely affect our financial condition; the monetary and fiscal policies of the federal government and its agencies could have a material adverse effect on our earnings; our financial results have been, and may continue to be, materially affected by general economic conditions, and a deterioration of economic conditions or of the financial markets may materially adversely affect our lending activity or other businesses, as well as our financial condition and results; changes in market interest rates or capital markets could adversely affect our revenue and expenses, the value of assets and obligations, as well as the availability and cost of capital and liquidity; interest rates on our outstanding and future financial instruments might be subject to change based on regulatory developments, which could adversely affect our revenue, expenses, and the value of those financial instruments; our earnings may be affected by volatility in mortgage production and servicing revenues, and by changes in carrying values of our servicing assets and mortgages held for sale due to changes in interest rates; disruptions in our ability to access global capital markets and other sources of wholesale funding may adversely affect our capital resources and liquidity; we are subject to credit risk; we may have more credit risk and higher credit losses to the extent that our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral; we rely on the mortgage secondary market and GSEs for some of our liquidity; loss of customer deposits could increase our funding costs; any reduction in our credit rating could increase the cost of our funding from the capital markets; we are subject to litigation, and our expenses related to this litigation may adversely affect our results; we may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations; we are subject to certain risks related to originating and selling mortgages, and may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, or borrower fraud, and this could harm our liquidity, results of operations, and financial condition; we face risks as a servicer of loans; consumers and small businesses may decide not to use banks to complete their financial transactions, which could affect our revenue; we have businesses other than banking which subject us to a variety of risks; negative public opinion could damage our reputation and adversely impact business and revenues; we may face more intense scrutiny of our sales, training, and incentive compensation practices; we rely on other companies to provide key components of our business infrastructure; competition in the financial services industry is intense and we could lose business or suffer margin declines as a result; we continually encounter technological change and must effectively develop and implement new technology; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we depend on the expertise of key personnel, and if these individuals leave or change their roles without effective replacements, operations may suffer; we may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of changes in the marketplace, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategies; our framework for managing risks may not be effective in mitigating risk and loss to us; our controls and procedures may not prevent or detect all errors or acts of fraud; we are at risk of increased losses from fraud; our operational or communications systems or infrastructure may fail or may be the subject of a breach or cyber-attack that, if successful, could adversely affect our business or disrupt business continuity; a disruption, breach, or failure in the operational systems or infrastructure of our third party vendors or other service providers, including as a result of cyber-attacks, could adversely affect our business; natural disasters and other catastrophic events could have a material adverse impact on our operations or our financial condition and results; the soundness of other financial institutions could adversely affect us; we depend on the accuracy and completeness of information about clients and counterparties; our accounting policies and processes are critical to how we report our financial condition and results of operation, and they require management to make estimates about matters that are uncertain; depressed market values for our stock and adverse economic conditions sustained over a period of time may require us to write down all or some portion of our goodwill; our stock price can be volatile; we might not pay dividends on our stock; our ability to receive dividends from our subsidiaries or other investments could affect our liquidity and ability to pay dividends; and certain banking laws and certain provisions of our articles of incorporation may have an anti-takeover effect.

PART I

Item 1.	BUSINESS
General
SunTrust Banks, Inc. (“we,” “us,” “our,” “SunTrust,” or “the Company”) is a leading provider of financial services, with our headquarters located in Atlanta, Georgia. We are an organization driven by our Company purpose of Lighting the Way to Financial Well-Being — helping instill a sense of confidence in the financial circumstances of clients, communities, teammates, and owners is at the center of everything we do. Our principal subsidiary is SunTrust Bank (“the Bank”). The Company was incorporated in the State of Georgia in 1984 and offers a full line of financial services for consumers, businesses, corporations, institutions, and not-for-profit entities, both through branches (located primarily in Florida, Georgia, Virginia, North Carolina, Tennessee, Maryland, South Carolina, and the District of Columbia) and through other digital and national delivery channels. The Bank offers deposit, credit, mortgage banking, and trust and investment services to its clients through a selection of full-, self-, and assisted-service channels, including branch, call center, Teller Connect™ machines, ATMs, online, mobile, and tablet. Other subsidiaries provide capital markets, securities brokerage, investment banking, and wealth management services. At December 31, 2018, the Company had total assets of $216 billion and total deposits of $163 billion.
We operate two business segments: Consumer and Wholesale, with functional activities included in Corporate Other.
Additional information regarding our businesses and subsidiaries, including the merger of our STM and Bank legal entities in the third quarter of 2018, is included in the information set forth in Item 7, MD&A, as well as Note 22, “Business Segment Reporting,” to the Consolidated Financial Statements in this Form 10-K.

Merger Agreement with BB&T
On February 7, 2019, SunTrust entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BB&T Corporation (“BB&T”), a North Carolina corporation. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, SunTrust will merge with and into BB&T (the “Merger”), with BB&T as the surviving entity in the Merger. Immediately following the Merger, SunTrust’s wholly owned subsidiary, SunTrust Bank, will merge with and into BB&T’s wholly owned subsidiary, Branch Banking and Trust Company (the “Bank Merger”), with Branch Banking and Trust Company as the surviving entity in the Bank Merger. The Merger Agreement was unanimously approved by the Board of Directors of each of BB&T and SunTrust.
Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued share of common stock, par value $1.00 per share, of SunTrust (“SunTrust Common Stock”) that is outstanding immediately prior to the Effective Time, other than certain shares held by SunTrust or BB&T, will be converted into the right to receive 1.295 shares of common stock (the “Exchange Ratio”), par value $5.00 per share, of BB&T (“BB&T

Common Stock”). Holders of SunTrust Common Stock will receive cash in lieu of fractional shares.
At the Effective Time, (i) each outstanding share of perpetual preferred stock, Series A, Series B, Series F, Series G and Series H, of SunTrust (collectively, “SunTrust Preferred Stock”) will be converted into the right to receive one share of an applicable newly issued series of BB&T preferred stock having the same terms as such share of SunTrust Preferred Stock, and (ii) each outstanding SunTrust equity award granted under SunTrust’s equity compensation plans will be converted into a corresponding award with respect to BB&T Common Stock, with the number of shares underlying such award (and, in the case of stock options, the applicable exercise price) adjusted based on the Exchange Ratio. Each such BB&T equity award will continue to have the same terms and conditions as applied to the corresponding SunTrust equity award, except that, in the case of SunTrust performance stock unit awards, the number of shares underlying the converted BB&T equity award will be fixed based on actual performance for the portion of the applicable performance period through the Effective Time and target performance for the balance of the applicable performance period and such award will continue to vest after the Effective Time solely based on continued service.
The Merger Agreement also provides, among other things, that as of the Effective Time, Kelly S. King, the current Chairman and Chief Executive Officer of BB&T, will continue to serve as Chairman and Chief Executive Officer of the surviving entity and of the surviving bank until September 12, 2021, at which time he will serve as Executive Chairman of the surviving entity and the surviving bank until March 12, 2022. The Merger Agreement also provides that, as of the Effective Time, William H. Rogers, Jr., the current Chairman and Chief Executive Officer of SunTrust, will be appointed as a director and as President and Chief Operating Officer of the surviving entity and the surviving bank and will serve in such role until Mr. King is no longer serving as Chief Executive Officer of the surviving entity or the surviving bank, at which time Mr. Rogers will become Chief Executive Officer of the surviving entity and the surviving bank. Mr. Rogers will also become Chairman of the board of directors of the surviving entity and the surviving bank at such time as Mr. King is no longer serving as Executive Chairman. In addition, the board of directors of the surviving entity will be comprised of 22 directors, of which 11 will be former members of the Board of SunTrust and of which 11 will be former members of the board of directors of BB&T.
The Merger Agreement contains customary representations and warranties from both BB&T and SunTrust, and each party has agreed to customary covenants, including, among others, covenants relating to (1) the conduct of its business during the interim period between the execution of the Merger Agreement and the Effective Time, (2) its obligation to call a meeting of its shareholders to adopt the Merger Agreement, and, subject to certain exceptions, to recommend that its shareholders adopt the Merger Agreement, and (3) its non-solicitation obligations related to alternative acquisition proposals.

The completion of the Merger is subject to customary conditions, including (1) adoption of the Merger Agreement by SunTrust’s shareholders and by BB&T’s shareholders, (2) authorization for listing on the NYSE of the shares of BB&T Common Stock to be issued in the Merger, subject to official notice of issuance, (3) the receipt of required regulatory approvals, including the approval of the FRB, the FDIC, the North Carolina Commissioner of Banks and the Georgia Department of Banking and Finance, (4) effectiveness of the registration statement on Form S-4 for the BB&T Common Stock to be issued in the Merger, and (5) the absence of any order, injunction, decree or other legal restraint preventing the completion of the Merger or making the completion of the Merger illegal. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (a) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (b) performance in all material respects by the other party of its obligations under the Merger Agreement and (c) receipt by such party of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.
The Merger Agreement provides certain termination rights for both BB&T and SunTrust and further provides that a termination fee of $1.121 billion will be payable by either BB&T or SunTrust, as applicable, upon termination of the Merger Agreement under certain circumstances.
Please refer to Item 1A, “Risk Factors—Merger-related Risks,” for a discussion of certain risks related to our proposed Merger with BB&T.
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
The Federal Reserve regulates BHCs under the BHC Act, with residual supervisory authority over “functionally regulated” subsidiaries such as the Company's broker-dealer and investment adviser subsidiaries. Our non-banking subsidiaries are regulated by various other regulatory bodies with supervisory authority over the particular activities of those subsidiaries. For example, STRH and STIS are broker-dealers registered with the SEC and members of FINRA, and STAS is an investment advisor registered with the SEC. STIS is also an insurance agency registered with various state insurance departments.
The Bank is an FDIC-insured commercial bank chartered under the laws of the State of Georgia and is a member of the Federal Reserve System. In addition to regulation by the FRB, the Bank and the Company are regulated by the Georgia Department of Banking and Finance. The FDIC also has jurisdiction over certain activities of the Bank as an insured depository institution. As a Georgia-chartered commercial bank, the Bank's powers are limited to activities permitted by Georgia and federal banking laws. Generally, the Bank may engage in all usual banking activities, such as taking deposits, lending money, issuing letters of credit, currency trading, and offering safe deposit box services.
As an umbrella supervisor under the GLBA's system of functional regulation, the FRB requires that financial holding companies operate in a safe and sound manner so that their financial condition does not threaten the viability of affiliated depository institutions.
The Dodd-Frank Act, among other things, implemented changes that affected the oversight and supervision of financial institutions, provided for a new resolution procedure for large financial companies, created the CFPB, introduced more stringent regulatory capital requirements and significant changes in the regulation of OTC derivatives, reformed the regulation of credit rating agencies, increased controls and transparency in corporate governance and executive compensation practices, incorporated the Volcker Rule, required registration of advisers to certain private funds, and influenced significant changes in the securitization market. Dodd-Frank Act requirements typically apply to BHCs with greater than $10 billion of consolidated assets, and the requirements increase at certain asset size thresholds (most notably, $50 billion of consolidated assets and $250 billion of consolidated assets). In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act was signed into law which amends provisions in the Dodd-Frank Act as discussed in the “Enhanced Prudential Standards” section below.

Enhanced Prudential Standards
BHCs with consolidated assets of $50 billion or more have been subject to enhanced prudential standards and capital requirements. The Dodd-Frank Act directs the FRB to establish heightened prudential standards for (i) risk-based capital requirements and leverage limits, (ii) liquidity risk management requirements, (iii) overall risk management requirements, (iv) stress testing, (v) resolution planning, (vi) credit exposure and concentration limits, and (vii) early remediation actions that must be taken under certain conditions in the early stages of financial distress.
In February 2014, the FRB adopted a final rule implementing enhanced liquidity and risk management requirements. This rule requires greater supervision and oversight of liquidity and general risk management by boards of directors and includes capital planning and stress testing requirements. In addition, the rule requires publicly traded U.S. BHCs with total consolidated assets of $10 billion or more to establish enterprise-wide risk committees.
In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) amended provisions in the Dodd-Frank Act and other statutes administered by the FRB. Among these amendments are provisions to tailor applicability of certain of the enhanced prudential standards, and to increase the $50 billion asset threshold in Section 165 of the Dodd-Frank Act to $250 billion. The EGRRCPA increases the $50 billion asset threshold in two stages. Immediately on the date of enactment, BHCs with total consolidated assets of less than $100 billion were no longer subject to Section 165. Eighteen months after the date of enactment, the threshold is raised to $250 billion. The EGRRCPA also provides that the FRB may apply any enhanced prudential standard to BHCs between $100 billion and $250 billion in total consolidated assets, subject to various qualifications and conditions.
In October 2018, the OCC, FRB, and FDIC issued a joint NPR to address the tailoring provided for in the EGRRCPA for U.S. banking organizations with more than $100 billion in total consolidated assets, based on four risk categories. The proposal reflects the primary changes effected by the EGRRCPA in the applicability of the Section 165 enhanced prudential standards to each category. As a Category IV banking organization, which includes banking organizations in the $100 to $250 billion in total assets range, the Company would be exempted from the Dodd-Frank Act company-run stress testing requirement, and would be subject to biennial supervisory stress-testing. Additionally, the Company would no longer be required to comply with the LCR though it would continue to be subject to modified liquidity risk management requirements, quarterly internal liquidity stress testing, and a liquidity buffer requirement. The applicability of these enhanced prudential standards and certain others effected by the EGRRCPA remains subject to regulatory uncertainty as the FRB has yet to propose rules and to issue guidance on various specific aspects of their applicability and associated reporting.
In February 2019, the FRB announced relief to certain less-complex BHCs as discussed in the “Capital Planning and Stress Testing” section below.

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

Distributions
There are various legal and regulatory limits on the extent to which the Bank may pay dividends or otherwise supply funds to its Parent Company. Federal and state bank regulatory agencies have the authority to prevent the Bank from paying dividends or engaging in any other activity that, in the opinion of the agency, would constitute an unsafe or unsound practice. Restrictions on capital distributions, share repurchases and redemptions, and discretionary bonus payments to executive officers are imposed on banks and their parent companies that are unable to sustain the capital conservation buffer above the minimum CET1, Tier 1, and Total capital ratios. The capital conservation buffer is an amount above the minimum levels designed to ensure that banks remain well-capitalized, even in adverse economic scenarios.
See additional discussion of Basel III in the “Capital Resources” section of Item 7, MD&A, in this Form 10-K.

Mandatory Liquidity Coverage Ratio and Net Stable Funding Ratio
In September 2014, the FRB, OCC, and the FDIC approved rulemaking that established, for the first time, a quantitative minimum LCR for large, internationally active banking organizations, and a less stringent LCR (“modified LCR”) for BHCs with less than $250 billion in total assets, such as the Company. The LCR requires a banking entity to maintain sufficient liquidity to withstand an acute 30-day liquidity stress scenario. The LCR became effective for the Company on January 1, 2016, with a minimum requirement of 90% of high-quality, liquid assets to total net cash outflows. Full compliance of 100% was required beginning January 1, 2017. The Company has met LCR requirements within the regulatory timelines and at December 31, 2018, its LCR was above the 100% regulatory requirement.
On December 19, 2016, the FRB published the final rule, promulgated as Regulation WW, which requires us to publicly disclose qualitative and quantitative information, with certain qualifications and permitted limitations related to information that is proprietary or confidential to the Company, about (i) certain components of our LCR calculation in a standardized tabular format (LCR disclosure template) and (ii) factors that have significant effect on the LCR, to facilitate an understanding of our calculations and results. The rule aims to promote market discipline by providing the public with comparable liquidity information about covered companies. The disclosures must be made on a covered company's public internet site or in a public financial or regulatory report. The disclosures must remain available to the public for at least five years from the time of initial disclosure. Covered companies subject to modified LCR, including the Company, were required to comply with disclosure requirements under this final rule for quarterly periods ending after October 1, 2018. The LCR disclosure can be found on the Company's investor relations website at http://investors.suntrust.com.
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
As discussed in the “Enhanced Prudential Standards” section above, in October 2018, the OCC, FRB, and FDIC issued a joint NPR to tailor the application of the enhanced prudential standards. Under the proposal, four categories of standards would be applied to U.S. banking organizations based on size, complexity and other risk-based factors. If the NPR is finalized as proposed, the Company, classified as Category IV, would no longer be subject to the mandatory LCR and the proposed NSFR. Internal liquidity stress testing, liquidity buffer, and liquidity risk management requirements would still apply.
See additional discussion of the LCR and NSFR in the “Liquidity Risk Management” section of Item 7, MD&A, in this Form 10-K.

Capital Planning and Stress Testing
Pursuant to the Dodd-Frank Act, BHCs are required to conduct company-run stress tests and are subject to supervisory stress tests conducted by the FRB. BHCs with more than $10 billion in total consolidated assets must conduct an annual company-run stress test, and those with total consolidated assets exceeding $50 billion must conduct an additional mid-cycle stress test. For company-run stress tests, BHCs use the same planning horizon, capital action assumptions, and scenarios as those used in the supervisory stress tests. Stress testing is designed to assess whether the covered company's capital is sufficient to absorb losses during stressful conditions, while meeting obligations to creditors and counterparties, and, to the extent applicable, continuing to serve as credit intermediaries.
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
The Capital Plan Rule finalized in late 2011 requires a U.S. BHC with consolidated assets of $50 billion or more to develop and maintain a capital plan that is reviewed and approved by its board of directors or a committee thereof. Capital plans are intended to allow the FRB to assess the BHC’s systems and processes of incorporating forward-looking projections of assets and liabilities, revenues and losses, and to monitor and maintain their internal capital adequacy. Under the Capital Plan Rule, each capital plan must address, among other capital actions, projected capital ratios under stress scenarios, planned dividends and other capital distributions, and share repurchases over a minimum nine quarter planning horizon. Prior to implementing a capital plan, a non-objection notification must be received from the FRB. If the FRB objects to our capital plan, we may not make certain capital distributions until the FRB's non-objection to the distribution is received.
In January 2017, the FRB released a final rule that revised capital plan and stress test rules, whereby certain BHCs with less than $250 billion in total consolidated assets, including the Company, are no longer subject to the qualitative component of the FRB’s annual CCAR. The final rule also modified certain regulatory reports to collect additional information on nonbank assets and to reduce reporting burdens for large and noncomplex firms.
As discussed in the “Enhanced Prudential Standards” section above, in October 2018, the OCC, FRB, and FDIC issued a joint NPR to tailor the application of the enhanced prudential standards. Under the proposal, four categories of standards would be applied to U.S. banking organizations based on size, complexity and other risk-based factors. If the NPR is finalized as proposed, the Company, classified as Category IV, would no longer be required to conduct company-run stress tests nor to conduct mid-cycle stress tests. The Company would be subject to biennial supervisory stress tests and would still be required to submit an annual capital plan.
In February 2019, the FRB announced that certain less-complex BHCs with less than $250 billion in assets, including the Company, would not be subject to supervisory stress testing, company-run stress testing, or CCAR for 2019.
For additional information regarding Capital Planning and Stress Testing, refer to the “Capital Resources” section of Item 7, MD&A, in this Form 10-K.

Regulatory Regime for Swaps
The Dodd-Frank Act established a new comprehensive regulatory regime for the OTC swaps market, aimed at increasing transparency and reducing systemic risk in the derivatives markets, including requirements for central clearing, exchange trading, capital, margin, reporting, and recordkeeping. The Dodd-Frank Act requires that certain swap dealers register with one or both of the SEC and CFTC, depending on the nature of the swaps business. The Bank provisionally registered with the CFTC as a swap dealer, subjecting the Bank to new requirements under this regulatory regime including trade reporting and record keeping requirements, margin requirements, business conduct requirements (including daily valuations, disclosure of material risks associated with swaps and disclosure of material incentives and conflicts of interest), and mandatory clearing and exchange trading requirements for certain standardized swaps designated by the CFTC. Subject to the SEC's finalization of certain rules applicable to security-based swaps, which the SEC has re-proposed and remain in flux, the Bank expects to register with the SEC as a security-based swap dealer. Such registration will subject the Bank’s security-based swaps business to similar Dodd-Frank Act requirements, including trade reporting, business conduct standards, recordkeeping, margin, and potentially mandatory clearing and exchange requirements. In

2020, our derivatives business involving uncleared swaps is expected to become subject to initial margin requirements established by the FRB, which may exceed current market practice.
Resolution Planning
BHCs with total consolidated assets of $50 billion or more must submit resolution plans to the FRB and FDIC addressing the company's strategy for rapid and orderly resolution in case of material financial distress or failure.
The FRB and FDIC have widely promoted resolution plans as core elements of reforms intended to mitigate risks to the U.S. financial system and to end the “too big to fail” status of the largest financial institutions. Covered institutions are expected to file their resolution plans annually or at the direction of regulators, regardless of the financial condition or nature of operations of the institution. If a plan is not credible, the Company and the Bank may be restricted in expansionary activities, or be subjected to more stringent capital, leverage, or liquidity requirements. The Company and the Bank submitted resolution plans to the FRB and FDIC in December 2015. During 2016, the FRB and FDIC waived the covered financial institutions' requirement to file their resolution plans. The FRB and FDIC provided feedback regarding the Company's and the Bank's 2015 resolution plans during 2017. The Company submitted its updated resolution plan to the FRB in December 2017. The Bank updated its resolution plan to be responsive to feedback received and submitted it to the FDIC in June 2018.
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

Deposit Insurance
The Bank’s depositors are insured by the FDIC up to the applicable limits, which is currently $250,000 per account ownership type. The FDIC provides deposit insurance through the DIF, which the FDIC maintains by assessing depository institutions, including the Bank, an insurance premium. The Dodd-Frank Act changed the statutory regime governing the DIF. By September 30, 2020, the FDIC must increase the amount in the DIF to 1.35% of insured deposits, impose a premium on banks to reach this goal, and offset the effect of assessment increases for institutions with less than $10 billion in total consolidated assets. In March 2016, the FDIC issued a final rule to address this surcharge on banks by collecting those premiums from banks with more than $10 billion in consolidated assets. This surcharge began in the third quarter of 2016. In November 2018, the FDIC announced that the DIF reached the 1.35% target threshold and that the surcharge would be discontinued effective with the fourth quarter of 2018 assessment.

Source of Strength
FRB policy requires BHCs to act as a source of financial strength to each subsidiary bank and to commit resources to support each subsidiary. This policy was codified in the Dodd-Frank Act, though no regulations have been proposed to define the scope of this financial support.
Anti-Money Laundering (“AML”), PATRIOT ACT; OFAC Sanctions
Anti-money laundering measures and economic sanctions have long been a matter of regulatory focus in the U.S. The Currency and Foreign Transactions Reporting Act of 1970, commonly referred to as the “Bank Secrecy Act” or “BSA,” requires U.S. financial institutions to assist U.S. government agencies to detect and prevent money laundering by imposing various reporting and recordkeeping requirements on financial institutions. Passage of the Patriot Act renewed and expanded this focus, extending greatly the breadth and depth of anti-money laundering measures required under the BSA. The Patriot Act requires all financial institutions to establish certain anti-money laundering compliance and due diligence programs, including enhanced due diligence policies, procedures, and controls for certain types of relationships deemed to pose heightened risks. In cooperation with federal banking regulatory agencies, the Financial Crimes Enforcement Network (“FinCEN”) is responsible for implementing, administering, and enforcing BSA compliance.
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

Consumer Financial Protection
The CFPB, established by the Dodd-Frank Act, has broad rulemaking, supervisory, and enforcement powers under various federal consumer financial protection laws. Furthermore, the CFPB is authorized to engage in consumer financial education, track consumer complaints, request data, and promote the availability of financial services to under-served consumers and communities. The CFPB has primary examination and enforcement authority over institutions with assets of $10 billion or more. We are subject to a number of federal and state consumer protection laws, including the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, the Military Lending Act, and these laws’ respective state-law counterparts. The Company also is subject to federal and state laws regarding unfair and deceptive acts and practices. Violations of applicable consumer protection laws can result in significant liability from litigation brought by customers, including actual damages, restitution, and attorneys’ fees. In addition, federal bank regulators, state attorneys general, and state and local consumer protection agencies may pursue remedies, such as imposition of regulatory sanctions and penalties, restrictions on expansionary activities, and requiring customer rescission rights.

Prompt Corrective Action
The federal banking agencies have broad powers with which to require companies to take prompt corrective action to resolve problems of insured depository institutions that do not meet minimum capital requirements. The law establishes five capital categories for this purpose: (i) well-capitalized, (ii) adequately capitalized, (iii) undercapitalized, (iv) significantly undercapitalized, and (v) critically undercapitalized. The Capital Rules amended the thresholds in the prompt corrective action framework to reflect the higher capital ratios required in the Capital Rules. Under the Capital Rules, to be considered well-capitalized, an institution generally must have risk-based Total capital and Tier 1 capital ratios of at least 10% and 6%, respectively, and must not be subject to any order or written directive to meet and maintain a specific capital level for any capital measure. While the prompt corrective action rules apply to banks and not BHCs, the FRB is authorized to take actions at the holding company level. The banking regulatory agencies are required to take mandatory supervisory actions and have the discretion to take other actions, as to insured depository institutions in the three undercapitalized categories, the severity of which depends on the assigned capital category. For example, an insured depository institution is generally prohibited from paying dividends or making capital distributions if it would be undercapitalized as a result. An undercapitalized institution must submit a capital restoration plan, which must be guaranteed up to certain amounts by its parent holding company. Significantly undercapitalized institutions may be subject to various requirements and restrictions, such as mandates to sell voting stock, reduce total assets, and limit or prohibit the receipt of correspondent bank deposits. Critically undercapitalized institutions are subject to appointment of a receiver or conservator.
Volcker Rule
Through the “Volcker Rule” and its implementing regulations, banking entities such as the Company and its affiliates are prohibited from engaging in proprietary trading and investing in, sponsoring, or having certain other relationships with, a private equity, hedge fund, or certain other types of private funds. There are limited exceptions to the prohibition on proprietary trading, such as trading in certain U.S. government or agency securities, engaging in certain underwriting or market-making activities, and certain hedging activities. There are also limited exceptions to the prohibitions on certain activities with covered private funds, such as for certain activities in connection with a banking entity's bona fide trust, fiduciary, or investment advisory business, as well as in connection with public welfare activities including low income housing finance. All permitted activities are subject to applicable federal or state laws, restrictions or limitations that may be imposed by the regulator, including capital and quantitative limitations as well as diversification requirements, and must not, among other things, pose a threat to the safety and soundness of the banking entity or the financial stability of the U.S. The Volcker Rule also imposes extensive internal controls and recordkeeping requirements on banking organizations to ensure their compliance with the Volcker Rule. While regulators are revisiting certain aspects of the requirements of the Volcker Rule, including potentially less burdensome requirements for regional banks such as the Bank, such proposals are at a preliminary stage, are subject to change and it remains uncertain if they will be implemented.

Branching
The Dodd-Frank Act relaxed interstate branching restrictions by modifying the federal statute governing de novo interstate branching by state member banks. Consequently, a state member bank may open its initial branch in a state outside of the bank’s home state by way of an interstate bank branch, so long as a bank chartered under the laws of that state would be permitted to open a branch at that location.
Restrictions on Affiliate Transactions
There are limits and restrictions on transactions between the Bank and its subsidiaries, on the one hand, and the Company and other Company subsidiaries, on the other hand. Sections 23A and 23B of the Federal Reserve Act and FRB's Regulation W, among other things, govern terms and conditions and limit the amount of extensions of credit, and the amount of collateral required to secure extensions of credit, by the Bank and its subsidiaries to the Company and other Company subsidiaries and limit purchases of assets by the Bank and its subsidiaries from the Company and other Company subsidiaries. The Dodd-Frank Act significantly enhanced and expanded the scope and coverage of the limitations imposed by Sections 23A and 23B, specifically, by including derivative transactions as credit extensions subject to Sections 23A and 23B. Furthermore, the Dodd-Frank Act requires that conforming collateral be maintained for the duration of covered transactions, rather than only at the time of the transaction. The FRB has increased its scrutiny of Regulation W transactions and has supported its supervision over Regulation W compliance with information received through the resolution planning process. The FRB has yet to amend Regulation W or provide guidance in light of the Dodd-Frank Act's changes to Sections 23A and 23B of the Federal Reserve Act.

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
In 2016, the FRB, SEC, and other regulators jointly published proposed rules on incentive compensation under Section 956 of the Dodd-Frank Act. The proposed rules would impose several substantive requirements on the form of our incentive compensation, including (i) requiring that incentive compensation payable to a “senior executive officer” or “significant-risk taker” be subject to a 7-year clawback requirement; (ii) requiring a substantial portion of incentive compensation payable to a “senior executive officer” or “significant-risk taker” to be deferred and subject to the risks of downward adjustment and forfeiture; (iii) prohibiting the acceleration of incentive compensation that is required to be deferred, other than in the event of death or disability; (iv) limiting the amount of incentive compensation payable to “senior executive officers” and “significant risk-takers” for the attainment of performance measures in excess of target measures (to 125% and 150% of the target amount for “senior executive officers” and “significant risk-takers,” respectively); and (v) requiring the implementation of an independent risk management framework. Most of the federal regulatory agencies charged with jointly implementing Section 956 of the Dodd-Frank Act have not included a reference to these proposed rules in their most recent regulatory agendas. As a result, it is not certain if or when the final rules will be issued.
Privacy and Cybersecurity
We are subject to many U.S. federal, state, and other laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of our customers. The GLBA requires us to periodically disclose our privacy policies and practices relating to sharing such information and permits consumers to opt out of our ability to share information with unaffiliated third parties under certain circumstances. Other laws and regulations, at both the federal and state level, impact our ability to share certain information with affiliates and non-affiliates for marketing or non-marketing purposes, or both, or to contact customers with marketing offers. The GLBA also requires banking institutions to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures, for the protection of personal and confidential information, are in effect across all businesses and geographic locations. Refer to the “Enterprise Risk Management” section in Item 7 of this Form 10-K for additional information regarding privacy and cybersecurity risk management and oversight.

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
Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended by the Dodd-Frank Act, bank holding companies from any state may acquire banks located in any other state, subject to certain conditions, including concentration limits. Additionally, the BHC Act enumerates the factors the FRB must consider when reviewing the merger of BHCs, the acquisition of banks, or the acquisition of voting securities of a bank or BHC. These factors include the competitive effects of the proposal in the relevant geographic markets, the financial and managerial resources and future prospects of the companies and banks involved in the transaction, the effect of the transaction on the financial stability of the U.S., the organizations’ compliance with anti-money laundering laws and regulations, the convenience and needs of the communities to be served, and the records of performance, under the CRA, of the insured depository institutions involved in the transaction. In addition, in cases involving interstate bank acquisitions, the FRB must consider the concentration of deposits nationwide and in certain individual states. Under the Dodd-Frank Act, a BHC is generally prohibited from merging, consolidating with, or acquiring another company if the resulting company’s liabilities upon consummation would exceed 10% of the aggregate liabilities of the U.S. financial sector, including the U.S. liabilities of foreign financial companies.

Competition
We face competition from domestic and foreign lending institutions and numerous other providers of financial services. The Company competes using a client-centered model that focuses on working together as OneTeam to deliver high quality advice and service, while offering a broad range of products and services. We believe this approach better positions us to increase loyalty and deepen existing relationships, while also attracting new customers. Furthermore, the Company maintains a strong branch presence within the high-growth Southeast and Mid-Atlantic U.S., complemented by a national focus across most of its lines of business, thereby enhancing our competitive position. While we believe the Company is well positioned within the highly competitive financial services industry, the industry could become even more competitive as a result of legislative, regulatory, economic, and technological changes, as well as continued consolidation. The ability of non-banking entities to provide services previously limited to commercial banks has intensified competition. Because non-banking entities are not subject to many of the same regulatory supervision and restrictions as banks and bank holding companies, they can often operate with greater flexibility and with lower cost and capital structures. However, non-banking entities may not have the same access to deposit funds or government programs and, as a result, those non-banking entities may elect, as some have done, to become financial holding companies to gain such access. Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions, which could further alter the competitive environment in which we conduct business.
In addition, the ability to access and use technology is an increasingly significant competitive factor in the financial services industry. Having the right technology is a critically important component to client satisfaction as it affects our ability to deliver the products and services that clients desire, in a manner that they find convenient and attractive. Banks generally are facing increased competition from products and services offered by non-bank financial technology companies, particularly related to payment services and lending.

Employees
At December 31, 2018, the Company had 22,899 full-time equivalent employees. None of the employees within the Company are subject to a collective bargaining agreement. Management considers its employee relations to be in good standing.
Additional Information
See also the following additional information, which is incorporated herein by reference: Business Segments (under the captions “Business Segments” and “Business Segment Results” in Item 7, MD&A, in this Form 10-K, and Note 22, “Business Segment Reporting,” to the Consolidated Financial Statements

in Item 8, Financial Statements and Supplementary Data, of this Form 10-K); Net Interest Income (under the captions “Net Interest Income/Margin (FTE)” in the MD&A and “Selected Financial Data” in Item 6); Securities (under the caption “Investment Securities” in the MD&A and Note 6 to the Consolidated Financial Statements); Loans and Leases (under the captions “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” in the MD&A and “Loans” and “Allowance for Credit Losses” in Notes 7 and 8, respectively, to the Consolidated Financial Statements); Deposits (under the caption “Deposits” in the MD&A); Short-Term Borrowings (under the caption “Short-Term Borrowings” in the MD&A and Note 13, “Borrowings and Contractual Commitments,” to the Consolidated Financial Statements); Trading Activities and Trading Assets and Liabilities (under the caption “Trading Assets and Liabilities and Derivative Instruments” in the MD&A and “Trading Assets and Liabilities and Derivative Instruments” and “Fair Value Election and Measurement” in Notes 5 and 20, respectively, to the Consolidated Financial Statements); Market Risk Management (under the caption “Market Risk Management” in the MD&A); Liquidity Risk Management (under the caption “Liquidity Risk Management” in the MD&A); Credit Risk Management (under the caption “Credit Risk Management” in the MD&A); and Operational Risk Management (under the caption “Operational Risk Management” in the MD&A).
The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on the Company's investor relations website at http://investors.suntrust.com, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Furthermore, on the Company's investor relations website, the Company makes available, under the heading "Governance" its (i) codes of ethics for the Board, senior financial officers, and employees, (ii) its Corporate Governance Guidelines, and (iii) the charters of SunTrust Board committees. If the Company makes changes in, or provides waivers from, the provisions of any of its codes of ethics that the SEC requires it to disclose, the Company intends to disclose these events in the “Governance” section of its investor relations website. Reports filed or furnished to the SEC are also available through the SEC's website at http://www.sec.gov.

Item 1A.	RISK FACTORS

The risks described in this Form 10-K are not the only risks we face. Additional risks that are not presently known or that we deem to be immaterial also may have a material adverse effect on our financial condition, results of operations, business, and prospects.

Merger-related Risks

Failure to complete the merger with BB&T (the “Merger”) could negatively impact our stock price and our future business and financial results.
If the Merger is not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Merger, we would be subject to a number of risks, including the following:

•	we may experience negative reactions from the financial markets, including negative impacts on our stock price

•	we may experience negative reactions from our customers, vendors and teammates

•
we will have incurred substantial expenses and will be required to pay certain costs relating to the Merger, including legal, accounting, investment banking and advisory fees, whether or not the Merger is completed

•
we will have been bound by certain restrictions on the conduct of our business prior to completion of the Merger; such restrictions, the waiver of which is subject to the consent of BB&T (not to be unreasonably withheld, conditioned or delayed), may prevent us from making certain acquisitions or taking certain other specified actions during the pendency of the Merger

•
our management team will have devoted substantial time and resources to matters relating to the Merger (including integration planning), and would otherwise have devoted their time and resources to other opportunities that may have been beneficial to us as an independent financial institution

In addition to the above risks, if the Agreement and Plan of Merger (the “Merger Agreement”) is terminated and our Board seeks another merger or business combination, the market price of our common stock could decline, which could make it more difficult to find a party willing to offer equivalent or more attractive consideration than the consideration BB&T has agreed to provide in the Merger. If the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee of $1.121 billion to BB&T, which may adversely affect the price of our common stock.

We will be subject to uncertainties while the Merger is pending, which could adversely affect our business.
Uncertainty about the effect of the Merger on teammates and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is consummated and for a period of time thereafter, and could cause customers and others that deal with us to seek to change their existing business relationships with us. Teammate retention may be particularly challenging during the pendency of the Merger, as teammates may experience uncertainty about their roles with the surviving corporation following the Merger. In addition, the Merger Agreement restricts us from making certain acquisitions and taking other specified actions without the consent of BB&T, and generally requires us to continue our operations in the ordinary course, until the Merger closes. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger or may otherwise adversely affect our ongoing business and operations.

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.
The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger. Those conditions include: the approval of the Merger by our and BB&T’s shareholders; the receipt of authorization for listing on the NYSE of the shares of BB&T Common Stock to be issued in the Merger; the receipt of all required regulatory approvals; the effectiveness of the registration statement on Form S-4 for the shares of BB&T Common Stock to be issued in the Merger; the absence of any order, injunction or other legal restraint preventing the completion of the Merger or making the Merger illegal; subject to certain exceptions, the accuracy of representations and warranties under the Merger Agreement; our and BB&T’s performance of our and their respective obligations under the Merger Agreement in all material respects; and each of our and BB&T’s receipt of a tax opinion to the effect that the Merger will be treated as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. These conditions to the closing of the Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may be delayed or may not be completed.
We and BB&T may elect to terminate the Merger Agreement under certain circumstances. Among other situations, if the Merger is not completed by February 7, 2020, either we or BB&T may choose not to proceed with the Merger (unless the failure of the closing to occur by such date was due to the failure of the party seeking to terminate the Merger Agreement to perform or observe the obligations, covenants and agreements of such party set forth in the Merger Agreement). We and BB&T can also mutually decide to terminate the Merger Agreement at any time. If the Merger Agreement is terminated, under certain limited circumstances we may be required to pay a termination fee of $1.121 billion to BB&T.

Because the market price of BB&T Common Stock may fluctuate, our shareholders cannot be certain of the precise value of the merger consideration they may receive in the Merger.
At the time the Merger is completed, each issued and outstanding share of our common stock (other than certain shares held by us or BB&T) will be converted into the right to receive 1.295 shares of BB&T Common Stock.
There will be a time lapse between each of the date of the proxy statement/prospectus for the shareholders meeting to adopt the Merger Agreement, the date on which our shareholders vote to approve the Merger Agreement, and the date on which our shareholders entitled to receive shares of BB&T Common Stock actually receive such shares. The market value of BB&T Common Stock may fluctuate during these periods as a result of a variety of factors, including general market and economic conditions, changes in BB&T’s businesses, operations and prospects, and regulatory considerations. Many of these factors are outside of our and BB&T’s control. In addition, if the Merger is completed, the combined company may be subject to risks from operations that SunTrust does not have today, such as BB&T's extensive insurance agency business. Consequently, at the time that our shareholders must decide whether to approve the Merger Agreement, they will not know the actual market value of the shares of BB&T Common Stock they will receive when the Merger is completed. The actual value of the shares of BB&T Common Stock received by our shareholders will depend on the market value of shares of BB&T Common Stock at the time the Merger is completed. This market value may be less or more than the value used to determine the exchange ratio stated in the Merger Agreement.

Our ability to complete the Merger is subject to the receipt of approval from various federal and state regulatory agencies, which may impose conditions that could adversely affect us or cause the Merger to be abandoned.
Before the Merger may be completed, we must obtain the approval of various federal and state regulatory agencies, including the FRB, the FDIC, the North Carolina Commissioner of Banks, and the Georgia Department of Banking and Finance. These regulators may impose conditions on the completion of the Merger, and any such conditions could have the effect of delaying completion of the Merger or causing a termination of the Merger Agreement. There can be no assurance as to whether regulatory approval will be received, the timing of that approval, or whether any conditions will be imposed.

Shareholder litigation could prevent or delay the closing of the proposed Merger or otherwise negatively impact our business and operations.
We may incur additional costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the proposed Merger. Such litigation could have an adverse effect on our financial condition and results of operations and could prevent or delay the consummation of the Merger.

Regulatory Risks

Current or future legislation or regulation could require us to change our business practices, reduce revenue, impose additional costs, or otherwise adversely affect business operations or competitiveness.
As a financial institution, we are subject to extensive state and federal regulation in the U.S. and in those jurisdictions outside of the U.S. where we conduct certain limited operations. This regulation, together with increased reporting and significant existing and proposed legislation and regulatory requirements, limit the manner in which we do business and may restrict our ability to compete in our current businesses; to engage in new or expanded business; to offer certain products and services; reduce or limit our revenue; subject us to increased and additional fees, assessments, or taxes; and otherwise adversely affect our business and operations. Our failure to comply with the laws, regulations, and rules governing our business may result in fines, sanctions (including restrictions on business activities), and damage to reputation. Further, regulators and bank supervisors continue to exercise qualitative supervision and regulation of our industry and specific business operations and related matters, such as capital and liquidity requirements, AML and OFAC compliance programs, and incentive compensation. Any failure to satisfy regulators' substantive and qualitative expectations may adversely affect our business and operations. Violations of laws and regulations or deemed deficiencies in risk management or other qualitative practices also may be incorporated into the Company’s bank supervisory ratings. A downgrade in these ratings, or other regulatory actions and settlements, can limit our ability to pursue acquisitions or conduct other expansionary activities for a period of time and require new or additional regulatory approvals before engaging in certain other business activities.
Also, the amounts paid by financial institutions in settlement of proceedings or investigations and the severity of other terms of regulatory settlements can be extensive. In some cases, governmental authorities have required criminal pleas, admissions of wrongdoing, imposed limitations on asset growth, managerial changes, or other extraordinary terms as part of such settlements, which could have significant consequences for a financial institution, including loss of customers, restrictions on the ability to access the capital markets, and the inability to operate certain businesses or offer certain products for a period of time. These enforcement trends also increase the exposure of financial institutions to civil litigation and reputational damage, which could lead to the loss of customers.
As the primary focus of financial services regulation is the protection of depositors, FDIC funds, consumers, and the banking system as a whole, and not protection of shareholders, this regulation may be adverse to our owners' interests.
Legislation or regulation also may impose unexpected or unintended consequences, the impact of which is difficult to predict. For example, certain aspects of recent U.S. federal income tax reform could have a negative impact on our business. The 2017 Tax Act limited or eliminated certain income tax deductions, such as the net business interest expense deduction, the home mortgage interest deduction, and the deduction of interest on home equity loans. The limitation or elimination of these deductions, especially those that limit or eliminate the deductibility of interest paid on loans, could adversely affect demand for certain types of our products, such as home equity loans or jumbo mortgages.
Other additional regulation that may be adopted could have a material adverse effect on our business operations, income, and competitive position, in addition to other negative consequences.
For more detailed information regarding the regulatory framework to which we are subject, and a discussion of key aspects of the Dodd-Frank Act, see the “Regulation and

Supervision” section within Item 1, “Business,” of this Form 10-K.
We are subject to stringent capital adequacy and liquidity requirements and our failure to meet these would adversely affect our financial condition.
We, together with our banking subsidiary and broker-dealer subsidiaries, must satisfy various and substantial capital and liquidity requirements, subject to qualitative and quantitative review and assessment by our regulators. Regulatory capital and liquidity requirements constrain how we use our capital and manage our balance sheet, and can restrict our ability to pay dividends or to make stock repurchases.
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
The Federal Reserve regulates the supply of money and credit in the U.S. Its policies can significantly impact the cost of funds for lending and investing, as well as the return earned on those loans and investments, both of which can have an impact on our net interest income. They can also materially affect the value of financial assets we hold, such as debt securities, hedging instruments such as swaps, and mortgage servicing rights. The resulting impact on interest rates as a result of Federal Reserve policies can also adversely affect borrowers through higher debt servicing cost and potentially increase the risk that they may fail to repay their loan obligations. Federal Reserve policies could also create asset bubbles resulting from prolonged periods of accommodative policy, which could in turn cause volatile markets and rapidly declining collateral values. Changes in Federal Reserve policies are beyond our control and difficult to predict; consequently, the impact of these changes on our activities and results of operations is also difficult to predict.

Our financial results have been, and may continue to be, materially affected by general economic conditions, and a deterioration of economic conditions or of the financial markets may materially adversely affect our lending activity or other businesses, as well as our financial condition and results.
We generate revenue primarily from interest and fees charged on loans and other products and services that we provide. In particular, a substantial amount of our revenue and earnings come from the net interest income and fee income that we earn within our Consumer and Wholesale business segments. These business segments have been, and may continue to be, materially affected by the state of the U.S. economy. Although the U.S. economy has continued to gradually improve from the severely depressed levels experienced during the last economic recession, economic growth has been slow and uneven and the future economic growth environment is not certain. Financial uncertainty stemming from volatility in oil and commodity prices, a strong U.S. dollar which adversely impacts exports and GDP, the rising level of U.S. debt and budgetary matters, a rapidly changing interest rate environment in the U.S., geopolitical tensions, trade disputes, uncertainty with regards to the U.S. political landscape and the impacts of any changes in law, regulation and policy, eroding business confidence and other effects of U.S. government shutdowns, tariffs, and potential contagion from deceleration of economic activity in other large countries have impacted and may continue to impact the continuing global economic recovery.
A prolonged period of slow growth in the U.S. economy as a whole or in any regional markets that we serve, any deterioration in economic conditions or the financial markets resulting from the above matters, or any other events or factors that may disrupt or dampen the economic recovery, could materially adversely affect our financial condition and results. Also, any unanticipated deterioration in global economic conditions could adversely impact the domestic economy or financial markets, which could in turn negatively impact our borrowers or other counterparties that have direct or indirect exposure to these regions, and/or contribute to a flat or inverted yield curve. For example, the final terms of the United Kingdom's ongoing negotiations regarding its withdrawal from the European Union (commonly referred to as “Brexit”) remain uncertain, and could adversely impact economic and/or market conditions for us and our third parties. Global disruptions can undermine investor confidence, cause a contraction of available credit, or create extreme market volatility, any of which could have significant adverse effects on our businesses, results of operations, financial condition and liquidity; even if our direct exposure to the affected region is limited.
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
Deterioration in business and economic conditions may also erode consumer and investor confidence levels and/or result in a lower demand for loans by creditworthy customers, potentially reducing our interest income. It also could adversely affect financial results for our fee-based businesses, including our wealth management, investment advisory, trading, and investment banking businesses. We earn fee income from managing assets for clients and providing brokerage and other investment advisory and wealth management services. Because investment management fees are often based on the value of assets under management, a decrease in the market prices of those assets could reduce our fee income. Changes in stock or fixed income market prices or client preferences could affect the trading activity of investors, reducing commissions and other fees we earn from our brokerage business. Poor economic conditions and volatile or unstable financial markets would likely adversely affect our capital markets-related businesses.
Changes in market interest rates or capital markets could adversely affect our revenue and expenses, the value of assets and obligations, as well as the availability and cost of capital and liquidity.
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices, and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and MVE to adverse movements in interest rates, is our primary market risk, and mainly arises from the nature of the interest-earning assets and interest-bearing liabilities on our balance sheet. We are also exposed to market risk associated with our assets and liabilities measured at fair value (i.e., trading securities, derivative instruments, securities AFS, certain other equity securities, trading loans, certain LHFS and LHFI, residential MSRs, brokered time deposits, and certain structured notes and fixed rate issuances included in long-term debt). The ALCO meets regularly and is responsible for review of interest rate risk positioning and the establishment of policies to monitor and limit exposure to market risk. The policies established by the ALCO are reviewed and approved by our Board. See additional discussion of changes in market interest rates in the “Market Risk Management” section of Item 7, MD&A, in this Form 10-K.
Given our business mix, and the fact that most of our assets and liabilities are financial in nature, our balance sheet can be sensitive to, and we must closely monitor, movements in market interest rates and spreads as well as the performance of the financial markets. In addition to the impact of the general economy, changes in interest rates or in valuations in the debt or equity markets could directly impact us in one or more of the following ways:

•	The yield on earning assets and rates paid on interest-bearing liabilities may change in disproportionate ways; or

•	The value of certain on-balance sheet and off-balance sheet financial instruments that we hold could change adversely.
Our net interest income is the difference between the interest we earn on loans, debt securities, and other earning assets we hold and the interest expense we pay on deposits, debt, and other rate-bearing liabilities. Net interest margin is the difference between the yield on our earning assets and the rate paid for deposits and other sources of funding. Our net interest income is a function of both our net interest margin and the amount of earning assets we hold and changes in either net interest margin or the amount of our earning assets could affect our net interest income and our earnings.
Changes in the absolute level of interest rates can affect our net interest margin. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. When interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract. Higher interest rates may also tend to result in lower mortgage production income and elevated charge-offs in certain categories of the loan portfolio.
The amount and type of earning assets and rate-bearing liabilities that we hold can affect our yield, rate paid, and net interest margin. We hold earning assets in the form of loans and investment securities, among other assets. As noted above, if economic conditions deteriorate, we may see lower demand for loans by creditworthy customers, reducing our interest income. In addition, we may invest in lower yielding investment securities for a variety of reasons.
Changes in the slope of the yield curve could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. The interest we earn on our assets and our costs to fund those assets may be affected by changes in market interest rates, changes in the slope of the yield curve, and our cost of funding. This could lower our net interest income and our net interest margin. We discuss these topics in greater detail in the “Enterprise Risk Management” and “Net Interest Income/Margin” sections of Item 7, MD&A, in this Form 10-K.
We assess our interest rate risk by estimating the effect on our earnings under various scenarios that differ based on assumptions about the direction, magnitude, and speed of interest rate changes and the slope of the yield curve. We hedge some of that interest rate risk with interest rate derivatives; however, these hedges may not be fully effective and may cause volatility or losses in our net interest income.

Interest rates on our outstanding and future financial instruments might be subject to change based on regulatory developments, which could adversely affect our revenue, expenses, and the value of those financial instruments.
LIBOR and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop requiring banks to submit LIBOR rates after 2021. It is unclear whether, at that time, LIBOR will cease to exist or if new methods of calculating LIBOR will be established. Although the Federal Reserve and various financial industry groups are engaged in efforts to develop and implement a replacement benchmark rate for U.S. dollar-denominated LIBOR, it is uncertain when those efforts will be finalized or the extent to which any replacement will be accepted and utilized by market participants. If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reason, interest rates on our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Further, these effects could be different for each of our various financial instruments that are tied to LIBOR rates, which could adversely impact our net interest income and net interest margin, force us to incur costs to re-balance our mix of interest earning assets and interest-bearing liabilities, or cause us to re-form certain of our derivative instruments or other financial instruments. Any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value and associated revenue and expenses of our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates.

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
Changes in interest rates can affect prepayment assumptions, and thus, the fair value of our residential MSRs. A servicing right is the right to service a loan (collect principal, interest, and escrow amounts) for a fee. When interest rates fall, borrowers are usually more likely to prepay their loans by refinancing them at a lower rate. As the level of prepayments increases, the fair value of our residential MSRs would decrease. We regularly evaluate the fair value of our residential MSRs and related hedges, and any net decrease in the fair value of our MSRs would in turn reduce earnings in the period in which the fair value reduction occurs.
Similarly, we measure at fair value mortgages held for sale for which there is an active secondary market and readily available market prices exist. Similar to other interest-bearing securities, the value of these mortgages held for sale may be adversely affected by changes in interest rates. For example, if market interest rates increase relative to the yield on these mortgages held for sale and other interests, their fair value may fall. For additional information, see the “Enterprise Risk Management—Other Market Risk” and “Critical Accounting Policies” sections of Item 7, MD&A, and Note 10, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements in this Form 10-K.
We use financial instruments, including derivatives, to hedge the risk of changes in the fair value of mortgage loans held for sale and the fair value of residential MSRs. These hedges may not be fully effective and may cause volatility, or losses, in our net interest income and mortgage related income. We generally do not hedge all of our risk, and we may not be successful in hedging any of the risk. Hedging is a complex process, requiring sophisticated models and constant monitoring and re-balancing. We may use hedging instruments tied to U.S. Treasury rates, LIBOR, or Eurodollars that may not perfectly correlate with the value or income being hedged. We could incur significant losses from our hedging activities. There may be periods where we elect not to use derivatives and other instruments to hedge interest rate risk. For additional information, see Note 19, “Derivative Financial Instruments,” to the Consolidated Financial Statements in this Form 10-K.

Disruptions in our ability to access global capital markets and other sources of wholesale funding may adversely affect our capital resources and liquidity.
In managing our consolidated balance sheet, we depend on access to global capital markets and other sources of wholesale funding to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our clients. Other sources of wholesale funding available to us include secured borrowings from the FHLB, inter-bank borrowings, repurchase agreements, and secured borrowings from the Federal Reserve discount window. Any occurrence that may limit our access to the capital markets or these other sources of funding, such as a decline in the confidence of debt investors, including investors in FHLB obligations, our depositors or counterparties participating in the capital markets, or a downgrade of any of our debt or credit ratings, including our credit risk rating with the FHLB, may adversely affect our funding costs and our ability to timely raise funding and, in turn, our liquidity.

Credit Risks

We are subject to credit risk.
When we lend money, commit to lend money or enter into a letter of credit or other contract with a counterparty, we incur credit risk, which is the risk of losses if our borrowers do not repay their loans or if our counterparties fail to perform according to the terms of their contracts. A number of our products expose us to credit risk, including loans, leveraged loans, leases and lending commitments, derivatives, trading assets, insurance arrangements with respect to such products, and assets held for sale. Changes in the credit quality of our portfolios can have a significant impact on our earnings. We estimate and establish reserves for credit risks and credit losses inherent in our credit exposure (including unfunded commercial credit commitments). This process, which is critical to our financial results and condition, requires difficult, subjective, and complex judgments, considering both borrower-specific and external conditions that might impair the ability of our borrowers to repay their loans. As is the case with any such assessments, there is always the chance that we will fail to identify the proper factors or that we will fail to accurately estimate the impacts of factors that we do identify.
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
Also, to the extent we increase our consumer credit portfolio, we may be subject to greater risk than we have experienced in the past because such loans typically are unsecured and may be subject to greater fraud risk to the extent such loans are originated online.
While we believe that our allowance for credit losses was appropriate at December 31, 2018, there is no assurance that it will be sufficient to cover all incurred credit losses. In the event of significant deterioration in economic conditions, we may be required to increase reserves in future periods, which would reduce our earnings and potentially capital. For additional information, see the “Risk Management—Credit Risk Management” and “Critical Accounting Policies—Allowance for Credit Losses” sections of Item 7, MD&A, in this Form 10-K.

We may have more credit risk and higher credit losses to the extent that our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral.
Our credit risk and credit losses can increase if our loans are concentrated in borrowers engaged in the same or similar activities or in borrowers who as a group may be uniquely or disproportionately affected by economic or market conditions. Deterioration in economic conditions, housing conditions, or real estate values in the markets in which we operate could result in materially higher credit losses. For additional information, see the “Loans,” “Allowance for Credit Losses,” “Risk Management—Credit Risk Management,” and “Critical Accounting Policies—Allowance for Credit Losses” sections of Item 7, MD&A, and Notes 7 and 8, “Loans” and “Allowance for Credit Losses,” to the Consolidated Financial Statements in this Form 10-K.

Liquidity Risks

We rely on the mortgage secondary market and GSEs for some of our liquidity.
We sell most of the mortgage loans that we originate to reduce our retained credit risk and to provide funding capacity for originating additional loans. We rely on GSEs to purchase loans that meet their conforming loan requirements. Investor demand for non-conforming loans has fallen sharply, resulting in decreased origination of non-conforming loans, which reduces our revenue. When we retain a loan, not only do we retain the credit risk of the loan, but we also do not receive any sale proceeds that could be used to generate new loans. A persistent lack of liquidity could limit our ability to fund and thus originate new mortgage loans, reducing the fees we earn from originating and servicing loans. In addition, we cannot provide assurance that GSEs will not materially limit their purchases of conforming loans due to capital constraints or other changes in their criteria for conforming loans (e.g., maximum loan amount or borrower eligibility). Proposals have been presented to reform the housing finance market in the U.S., including the role of the GSEs in the housing finance market. The extent and timing of any such regulatory reform of the housing finance market and the GSEs, as well as any effect on our business and financial results, are uncertain.

Loss of customer deposits could increase our funding costs.
We rely heavily on bank deposits as a low cost and stable source of funding for the loans we make. We compete with banks and other financial services companies for deposits. If our competitors raise the rates they pay on deposits, our funding costs may consequentially increase, either because we also raise our rates to avoid losing deposits or because we lose deposits and must therefore rely on more expensive sources of funding. Also, our clients could pursue alternatives to bank deposits if these clients perceive alternative investments as providing superior expected returns. When clients move money out of bank deposits in favor of alternative investments, we can lose a relatively inexpensive and stable source of funds, increasing our funding costs. Clients typically move money from bank deposits to alternatives during a rising interest rate environment, an environment that the U.S. has been experiencing in recent years and one that could continue in the future. Higher funding costs reduce our net interest income.

Any reduction in our credit rating could increase the cost of our funding from the capital markets.
The rating agencies regularly evaluate us, and their ratings are based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. Our failure to maintain those ratings could adversely affect the cost and other terms upon which we are able to obtain funding and increase our cost of capital. Credit ratings are one of a number of factors that influence our funding costs. A credit downgrade might also affect our ability to attract or retain deposits from commercial and corporate customers as well as our ability to conduct derivatives business with certain clients and counterparties which could trigger obligations by us to make cash or collateral payments to certain clients and counterparties. See the “Liquidity Risk Management” section of Item 7, MD&A, in this Form 10-K.

Legal Risks

We are subject to litigation, and our expenses related to this litigation may adversely affect our results.
From time to time we are subject to litigation in the course of our business. These claims and legal actions, including supervisory actions by our regulators, could involve large monetary claims and significant defense costs. The outcome of litigation and regulatory matters as well as the timing of ultimate resolution are inherently difficult to predict.
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
Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. We may be exposed to substantial uninsured liabilities, which could adversely affect our results of operations and financial condition. For additional information, see Note 21, “Contingencies,” to the Consolidated Financial Statements in this Form 10-K.

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
Also, we bear a risk of loss of up to one-third of the incurred losses resulting from borrower defaults for multi-family commercial mortgage loans that we sell to Fannie Mae (and that Pillar Financial, LLC sold to Fannie Mae prior to SunTrust’s acquisition of Pillar). See the discussion of “Commercial Mortgage Loan Loss Share Guarantee” in Note 18,

“Guarantees,” to the Consolidated Financial Statements in this Form 10-K for additional information.
In addition to repurchase claims from the GSEs, we have received indemnification claims from, and in some cases, have been sued by, non-GSE purchasers of our loans. These claims allege that we sold loans that failed to conform to statements regarding the quality of the mortgage loans sold, the manner in which the loans were originated and underwritten, and the compliance of the loans with state and federal law. See additional discussion in Note 18, “Guarantees,” and Note 21, “Contingencies,” to the Consolidated Financial Statements in this Form 10-K.

We face risks as a servicer of loans.
We act as servicer and/or master servicer for mortgage loans included in securitizations and for unsecuritized mortgage loans owned by investors. As a servicer or master servicer for those loans, we have certain contractual obligations to the securitization trusts, investors or other third parties. In our capacity as a servicer, these contractual obligations include foreclosing on defaulted mortgage loans or, to the extent consistent with the applicable securitization or other investor agreement, considering alternatives to foreclosure such as loan modifications or short sales. In our capacity as a master servicer, these contractual obligations include overseeing the servicing of mortgage loans by the servicer. Generally, our servicing obligations are set by contract, for which we receive a contractual fee. However, GSEs can amend their servicing guidelines, which can increase the scope or costs of the services we are required to perform without any corresponding increase in our servicing fee. Further, the CFPB has implemented national servicing standards which have increased the scope and costs of services which we are required to perform. In addition, there has been a significant increase in state laws that impose additional servicing requirements that increase the scope and cost of our servicing obligations. As a servicer, we also advance expenses on behalf of investors which we may be unable to collect.
If we commit a material breach of our obligations as servicer or master servicer, we may be subject to contract termination if the breach is not cured within a specified period of time following notice, which can generally be given by the securitization trustee or a specified percentage of security holders, causing us to lose servicing income. In addition, we may be required to indemnify the securitization trustee against losses from any failure by us, as a servicer or master servicer, to perform our servicing obligations or any act or omission on our part that involves willful misfeasance, bad faith, or gross negligence. For certain investors and/or certain transactions, we may be contractually obligated to repurchase a mortgage loan or reimburse the investor for credit losses incurred on the loan as a remedy for servicing errors with respect to the loan. If we experience increased repurchase obligations because of claims being made that we did not satisfy our obligations as a servicer or master servicer, or we experience increased loss severity on such repurchases, we may have to materially increase our repurchase reserve.
We also have received indemnification requests related to our servicing of loans owned or insured by other parties,

primarily GSEs. Typically, such a claim seeks to impose a compensatory fee on us for departures from GSE service levels. In most cases, this is related to delays in the foreclosure process. Additionally, we have received indemnification requests where an investor or insurer has suffered a loss due to a breach of the servicing agreement. While the number of such claims has been small, these could increase in the future. See additional discussion in Note 18, “Guarantees,” to the Consolidated Financial Statements in this Form 10-K.

Consumers and small businesses may decide not to use banks to complete their financial transactions, which could affect our revenue.
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
We are a diversified financial services company, which we consider beneficial in that it may enhance our growth prospects and may reduce our overall volatility. However, this diversity subjects our earnings to a broader variety of risks and uncertainties than if we were a less diversified company. Other businesses in addition to banking that we operate include investment banking, securities underwriting and market making, loan syndications, investment management and advice, and retail and wholesale brokerage services offered through our subsidiaries. These businesses entail significant market, operational, credit, legal, and other risks that could materially adversely impact us and our results of operations.

Negative public opinion could damage our reputation and adversely impact business and revenues.
As a financial institution, our earnings and capital are subject to risks associated with negative public opinion. Negative public opinion regarding us could result from our actual or alleged conduct in any number of activities, including lending or sales practices, a breach of client or teammate information, the failure of any product or service sold by us to meet our clients' expectations or applicable regulatory requirements, corporate governance and acquisitions, or from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and/or retain clients and personnel and can expose us to litigation and regulatory action. Actual or alleged conduct by one of our businesses can result in negative public opinion about our other businesses. Actual or alleged conduct by another financial institution can result in negative public opinion about the financial services industry in general and, as a result, adversely affect us.

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
Third parties provide key components of our business infrastructure, such as banking services, data processing, business processes, and internet connections and network access. Any disruption in such services provided by these third parties or any failure of these third parties to handle current or higher volumes of use could adversely affect our ability to deliver products and services to clients, to support teammates and otherwise to conduct business. Technological or financial difficulties of a third party service provider could adversely affect our business to the extent those difficulties result in the interruption or discontinuation of services provided by that party. Further, in some instances we may be responsible for failures of such third parties to comply with government regulations. We may not be insured against all types of losses as a result of third party failures, and our insurance coverage may be inadequate to cover all losses resulting from system failures or other disruptions. Failures in our business infrastructure could interrupt the operations or increase the costs of doing business.

Competition in the financial services industry is intense and we could lose business or suffer margin declines as a result.
We operate in a highly competitive industry that could become even more competitive as a result of reform of the financial services industry resulting from the Dodd-Frank Act and other legislative, regulatory, and technological changes, and from continued consolidation. We face aggressive competition from other domestic and foreign lending institutions and from numerous other providers of financial services. The ability of nonbanking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Securities firms and insurance companies that have elected to become financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking, and may acquire banks and other financial institutions. These new competitors have significantly changed the competitive environment in which we conduct business. Some of our competitors have greater financial resources and/or face fewer regulatory constraints. In addition, the ability to access and use technology is an increasingly significant competitive factor in the financial services industry. Technology is a critically important component to client satisfaction as it affects the ability to deliver the products and services that clients desire and in a manner that they find convenient and attractive. Banks generally are facing the risk of increased competition from products and services offered by non-bank financial technology companies, particularly related to payment services and lending.
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
Our success depends, in part, on our ability to adapt products and services to evolving market and industry standards. The widespread adoption of new technologies has required, and likely will continue to require, us to make substantial investments to modify or adapt existing products and services or develop new products and services. In addition, there is increasing pressure to provide products and services at lower prices. This can reduce net interest income and noninterest income from fee-based products and services. We may not be successful in introducing new products and services in response to industry trends or developments in technology, or those new products may not achieve market acceptance. As a result, we could lose business, be forced to price products and services on less advantageous terms to retain or attract clients, or be subject to cost increases, any of which would adversely affect our profitability.

We have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits.
We have historically pursued acquisitions, and may seek acquisitions in the future. We may not be able to successfully identify suitable candidates, negotiate appropriate acquisition terms, complete proposed acquisitions, successfully integrate acquired businesses into the existing operations, or expand into new markets. Once integrated, acquired operations may not perform as expected or achieve levels of revenues, profitability, or productivity comparable with those achieved by our pre-integration operations.
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
Our success depends, to a large degree, on the continued services of executive officers and other key personnel who have extensive experience in the industry. We generally do not carry key person life insurance on any of our executive officers or other key personnel. If we lose the services of any of these persons and fail to manage a smooth transition to new personnel, our business could be adversely impacted. These risks may be exacerbated by our proposed Merger with BB&T.

We may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of changes in the marketplace, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategies.
Our success depends upon the ability to attract and retain highly motivated, well-qualified personnel. We face significant competition in the recruitment of qualified employees. Our ability to execute our business strategy and provide high quality service may suffer if we are unable to recruit or retain a sufficient number of qualified employees or if the costs of employee compensation or benefits increase substantially. Further, in June 2010, the Federal Reserve and other federal banking regulators jointly issued comprehensive final guidance designed to ensure that incentive compensation policies do not undermine the safety and soundness of banking organizations by encouraging employees to take imprudent risks. This regulation significantly affects the amount, form, and context in which we pay incentive compensation. Additionally, the FRB, the FDIC, the SEC, and other federal regulatory agencies have jointly proposed rules which affect incentive compensation. These rules, if finalized, may adversely affect us by imposing costs and restrictions on the form of our incentive compensation which are not imposed on our non-bank competitors.

Other Risks

Our framework for managing risks may not be effective in mitigating risk and loss to us.
Our risk management framework seeks to mitigate risk and loss to us. We have established policies, processes, and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including liquidity, credit, market, operational, technology, reputational, legal, model, and compliance risk, among others. However, as with any risk management framework, there are inherent limitations to our risk management strategies as risks may exist, or develop in the future, that we have not appropriately anticipated or identified. The most recent financial crisis and resulting regulatory reform highlighted both the importance and some of the limitations of managing unanticipated risks. If our risk management framework proves ineffective, we could suffer unexpected losses and could be materially adversely affected.

Our controls and procedures may not prevent or detect all errors or acts of fraud.
Our controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is accurately accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met, due to certain inherent limitations. These limitations include the realities that judgments in decision making can be faulty, that alternative reasoned judgments can be drawn, and that breakdowns can occur because of an error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, whether within or outside of our Company, by collusion of two or more such people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected, which could result in a material weakness in our internal controls over financial reporting and/or the restatement of previously filed financial statements.

We are at risk of increased losses from fraud.
Criminals committing fraud increasingly are using more sophisticated techniques, and in some cases, are a part of larger criminal rings, which allow them to be more effective.
Fraudulent activity has taken many forms and escalates as more tools for accessing financial services emerge, such as real-time payments. Fraud schemes, including occurrences of employee fraud, information theft, or other malfeasance, are broad and continuously evolving and include such things as debit card/credit card fraud, check fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information, or impersonation of our clients through the use of falsified or stolen credentials. For instance, in our Quarterly Report on Form 10-Q for the period ended March 31, 2018, we announced an investigation of a potential theft by a former employee of information from some of our contact lists. We proactively notified approximately 1.5 million clients that certain information, such as name, address, phone number, and certain account balances may have been exposed. The contact lists did not include personally identifying information, such as social security number, account number, PIN, user ID, password, or driver’s license information. We heightened our monitoring of accounts and increased other related security measures to help prevent similar occurrences. Additionally, individuals or business entities may properly identify themselves, yet seek to establish a business relationship for the purpose of perpetrating fraud. An emerging type of fraud even involves the creation of synthetic identification in which bad actors “create” individuals for the purpose of perpetrating fraud. Further, in addition to fraud committed against us, we may suffer losses as a result of fraudulent activity committed against third parties. Increased deployment of technologies, such as chip card technology, defray and reduce aspects of fraud; however, criminals are turning to other sources to steal personally identifiable information, such as unaffiliated healthcare providers and government entities, in order to impersonate the consumer to commit fraud. Many of these data compromises have been widely reported in the media. Further, as a result of the increased sophistication of fraud activity, we have increased our spending on systems, resources, and controls to detect and prevent fraud, as well as increased spending to provide certain credit monitoring and identity theft protection services to our Consumer clients. This will result in continued ongoing investments in the future.

Our operational or communications systems or infrastructure may fail or may be the subject of a breach or cyber-attack that, if successful, could adversely affect our business or disrupt business continuity.
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
Although we have business continuity plans and other safeguards in place, our operations and communications may be adversely affected by significant and widespread disruption to our systems and infrastructure that support our businesses, clients, and teammates. While we continue to evolve and modify our business continuity plans, there can be no assurance in an escalating threat environment that they will be effective in avoiding disruption and business impacts. Our insurance may not be adequate to compensate us for all resulting losses, and the cost to obtain adequate coverage may increase for us or the industry.
Security risks for financial institutions such as ours have dramatically increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication, resources, and activities of hackers, terrorists, activists, industrial spies, insider bad actors, organized crime, and other external parties, including nation state actors. In addition, to access our products and services, clients may use devices and/or software that are beyond our control environment, which may provide additional avenues for attackers to gain access to confidential information. Although we have information security procedures and controls in place, our technologies, systems, networks, and clients' devices and software may become the target of cyber-attacks, information security breaches, business email compromise, or information theft that could result in the unauthorized release, gathering, monitoring, misuse, loss, change, or destruction of our or our clients' or teammates' confidential, proprietary, or other information (including personal identifying information of individuals), or otherwise disrupt our or our clients' or our third parties' business operations. U.S. financial institutions and financial service companies have reported breaches in the security of their websites or other systems, including attempts to shut down access to their networks and/or systems in an attempt to extract compensation from them to regain control. Financial institutions, including SunTrust, have experienced distributed denial-of-service attacks, a sophisticated and targeted attack intended to disable or degrade internet service or to sabotage systems.
We and others in our industry are regularly the subject of attempts by attackers to gain unauthorized access to our networks, systems, and data, or to obtain, change, or destroy confidential data (including personal identifying information of individuals) through a variety of means, including computer viruses, malware, business email compromise, and phishing. These attacks may result in unauthorized individuals obtaining access to our confidential information or that of our clients or teammates, or otherwise accessing, compromising, damaging, or disrupting our systems or infrastructure.
We are continuously developing and enhancing our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access. This continued development and enhancement will require us to expend additional resources, including resources to investigate and remediate any information security vulnerabilities that may be detected. Despite our ongoing investments in security resources, talent, and business practices, we are unable to assure that any security measures will be effective.
If our systems and infrastructure were to be breached, compromised, damaged, or disrupted, or if we were to experience a loss of our confidential information or that of our clients or teammates, we could be subject to serious negative consequences, including disruption of our operations, damage to our reputation, a loss of trust in us on the part of our clients, vendors or other counterparties, client or teammate attrition, reimbursement or other costs, increased compliance costs, significant litigation exposure and legal liability, or regulatory fines, penalties or intervention. Any of these could materially and adversely affect our results of operations, our financial condition, and/or our share price.

A disruption, breach, or failure in the operational systems or infrastructure of our third party vendors or other service providers, including as a result of cyber-attacks, could adversely affect our business.
Third parties perform significant operational services on our behalf. These third parties with whom we do business or that facilitate our business activities, including exchanges, clearing houses, central clearing counterparties, financial intermediaries, or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. In particular, operating our business requires us to provide access to client, teammate, and other sensitive Company information to our contractors, consultants, and other third parties and authorized entities. Controls and oversight mechanisms are in place that are designed to limit access to this information and protect it from unauthorized disclosure, theft, and disruption. However, control systems and policies pertaining to system access are subject to errors in design, oversight failure, software failure, human error, intentional subversion, or other compromise resulting in theft, error, loss, or inappropriate use of information or systems to commit fraud, cause embarrassment to us or our executives or to gain competitive advantage. In addition, regulators expect financial institutions to be responsible for all aspects of their performance, including aspects which they delegate to third parties. If a disruption, breach, or failure in the system or infrastructure of any third party with whom we do business occurred, our business may be materially and adversely affected in a manner similar to if our own systems or infrastructure had been compromised. As has been the case in other major system events in the U.S., our systems and infrastructure may also be attacked, compromised, or damaged as a result of, or as the intended target of, any disruption, breach, or failure in the systems or infrastructure of any third party with whom we do business.

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
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, central clearing counterparties, commercial banks, investment banks, mutual and hedge funds, and other institutional investors and clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, in the past have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of our exposure. There is no assurance that any such losses would not materially and adversely affect our results of operations and financial condition.

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
Accounting policies and processes are fundamental to how we record and report our financial condition and results of operation. Some of these policies require the use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Several of our accounting policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Pursuant to U.S. GAAP, we are required to make certain assumptions and estimates in preparing our financial statements, including in determining credit loss reserves, reserves related to litigation and the fair value of certain assets and liabilities, including the value of goodwill, among other items. If assumptions or estimates underlying our financial statements are incorrect, or are adjusted periodically, we may experience material losses.
Management has identified certain accounting policies as being critical because they require management's judgment to ascertain the valuations of assets, liabilities, commitments, and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, valuing an asset or liability, or recognizing or reducing a liability. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding our judgments and the estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements. We discuss these topics in greater detail in the “Critical Accounting Policies” section of Item 7, MD&A, and Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements in this Form 10-K.
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
Goodwill is periodically tested for impairment by comparing the fair value of each reporting unit to its carrying amount. If the fair value is greater than the carrying amount, then the reporting unit’s goodwill is deemed not to be impaired. The fair value of a reporting unit is impacted by the reporting unit's expected financial performance and susceptibility to adverse economic, regulatory, and legislative changes. The estimated fair values of the individual reporting units are assessed for reasonableness by reviewing a variety of indicators, including comparing these estimated fair values to our market capitalization over a reasonable period of time. While this comparison provides some relative market information regarding the estimated fair value of the reporting units, it is not determinative and needs to be evaluated in the context of the current economic environment. However, significant and sustained declines in our market capitalization could be an indication of potential goodwill impairment. See the “Critical Accounting Policies” section of Item 7, MD&A, in this Form 10-K for additional information.

Risks Related to Our Common Stock

Our stock price can be volatile.
Our stock price can fluctuate widely in response to a variety of factors including, but not limited to:

•	variations in our quarterly financial results

•	changes in market valuations of companies in the financial services industry

•	governmental and regulatory legislation or actions

•	issuances of shares of common stock or other securities in the future

•	changes in dividends and capital returns

•	the addition or departure of key personnel

•	cyclical economic or market fluctuations

•	changes in financial estimates or recommendations by securities analysts regarding us or shares of our common stock

•	our forward-looking statements or changes in our forward looking statements

•	announcements by us or our competitors of new services or technology, mergers, acquisitions, or joint ventures

•	the stock price of BB&T (given the proposed Merger)

•	activity by short sellers and changing government restrictions on such activity
General market fluctuations, industry factors, and general economic and political conditions and events, such as cyber or terrorist attacks, economic slowdowns or recessions, trade disputes or changes in tariffs, interest rate changes, credit loss trends, or currency fluctuations, also could cause our stock price to decrease regardless of operating results. For the above and other reasons, the market price of our securities may not accurately reflect the underlying value of our securities, and you should consider this before relying on the market prices of our securities when making an investment decision.

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
We are a separate and distinct legal entity from our subsidiaries, including the Bank. We receive substantially all of our revenue from dividends from our subsidiaries and other investments. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that our Bank and certain of our nonbank subsidiaries may pay us. Also, our right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors. Limitations on our ability to receive dividends from our subsidiaries could have a material adverse effect on our liquidity and on our ability to pay dividends on our common stock. Additionally, if our subsidiaries' earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our owners.

Certain banking laws and certain provisions of our articles of incorporation may have an anti-takeover effect.
Provisions of federal banking laws, including regulatory approval requirements, could make it difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our owners. Acquisition of 10% or more of any class of voting stock of a bank holding company or depository institution, including shares of our common stock, generally creates a rebuttable presumption that the acquirer “controls” the bank holding company or depository institution, and thus, unless the acquirer is able to rebut this presumption, it would be subject to various laws and regulations that bank holding companies are subject to. Also, a bank holding company must obtain the prior approval of the Federal Reserve before, among other things, acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, including our bank.
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
Our principal executive offices are located in SunTrust Plaza, Atlanta, Georgia. The 60-story office building is majority-owned by SunTrust Banks, Inc. At December 31, 2018, the Bank operated 1,218 full-service banking offices, of which 545 were owned and the remainder were leased. Full-service banking offices are located primarily in Florida, Georgia, Virginia, North Carolina, Tennessee, Maryland, South Carolina, and the District of Columbia. See Note 9, “Premises, Property, and Equipment,” to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding our properties.

Item 3.	LEGAL PROCEEDINGS
The Company and its subsidiaries are parties to numerous claims and lawsuits arising in the normal course of its business activities, some of which involve claims for substantial amounts. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that none of these matters, when resolved, will have a material effect on the Company’s consolidated results of operations, cash flows, or financial condition. For additional information, see Note 21, “Contingencies,” to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The principal market in which SunTrust common stock is traded is the NYSE (trading symbol “STI”). For the quarterly high and low sales prices of SunTrust common stock for the last two years, see Table 29 in Item 7 of this Form 10-K, which is incorporated by reference into this Item 5. During the year ended December 31, 2018, SunTrust paid a quarterly dividend on common stock of $0.40 per common share for the first and second quarters and $0.50 per common share for the third and fourth quarters, compared to a quarterly dividend on common stock of $0.26 per common share for the first and second quarters of 2017 and $0.40 per common share for the third and fourth quarters of 2017. SunTrust common stock was held by 20,687 holders of record at December 31, 2018. See the “Equity Securities” section of this Item 5 for information on share repurchase activity, publicly announced plans and programs, and the remaining repurchase authority under the announced plans and programs.
Please also refer to Item 1, “Business,” for a discussion of restrictions that may affect SunTrust's ability to pay dividends,

Item 1A, “Risk Factors,” for a discussion of some risks related to SunTrust's dividends, and the “Capital Resources” section of Item 7 for a discussion of dividends paid during the year and factors that may affect future levels of dividends.
The information under the caption “Equity Compensation Plans” in the Company's definitive Proxy Statement for its 2019 Annual Meeting of Shareholders to be held on April 23, 2019 and to be filed with the SEC is incorporated by reference into this Item 5.
The following graph and table compare the cumulative total shareholder return on SunTrust common stock compared to the cumulative total return of the S&P 500 Index and the S&P 500 Banks Industry Index for the five years commencing December 31, 2013 (at market close) and ending December 31, 2018. The foregoing analysis assumes simultaneous initial investments of $100 and the reinvestment of all dividends in SunTrust common stock and in each of the above indices.

	Cumulative Total Return for the Years Ended December 31
	2013	2014	2015	2016	2017	2018
SunTrust (STI)	$100.00	$115.91	$121.13	$158.80	$191.33	$153.40
S&P 500 Index	100.00	113.68	115.24	129.02	157.17	150.27
S&P 500 Banks Industry Index	100.00	115.51	116.49	144.81	177.47	148.30

Equity Securities
Issuer purchases of equity securities during the year ended December 31, 2018 are presented in the following table:

	Common Stock [1,2]
	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Equity that May Yet Be Purchased Under the Plans or Programs at Period End (in millions)
January 1 - 31	4,550,359	$68.03	4,550,359	$350
February 1 - 28	287,254	71.08	287,254	330
March 1 - 31	—	—	—	330
Total during first quarter of 2018	4,837,613	68.22	4,837,613	330

April 1 - 30	4,910,576	67.20	4,910,576	—
May 1 - 31	—	—	—	—
June 1 - 30	—	—	—	—
Total during second quarter of 2018	4,910,576	67.20	4,910,576	—

July 1 - 31	4,487,600	69.90	4,487,600	1,686
August 1 - 31	2,556,079	72.88	2,556,079	1,500
September 1 - 30	—	—	—	1,500
Total during third quarter of 2018	7,043,679	70.99	7,043,679	1,500

October 1 - 31	9,360,426	63.03	9,360,426	910
November 1 - 30	2,542,720	62.95	2,542,720	750
December 1 - 31	—	—	—	750
Total during fourth quarter of 2018	11,903,146	63.01	11,903,146	750

Total 2018	28,695,014	$66.56	28,695,014	$750
1 The principal market in which SunTrust common stock is traded is the NYSE (trading symbol “STI”).
2 During the year ended December 31, 2018, no shares of SunTrust common stock were surrendered by participants in SunTrust's employee stock option plans, where participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock that the participant already owns. SunTrust considers any such shares surrendered by participants in SunTrust's employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs.

During the second quarter of 2018, the Company completed its authorized repurchases of common equity under the 2017 CCAR capital plan, which the Company initially announced on June 28, 2017 and which effectively expired on June 30, 2018.
On June 28, 2018, the Company announced that the Federal Reserve had no objections to the repurchase of up to $2.0 billion of the Company's outstanding common stock to be completed between July 1, 2018 and June 30, 2019, as part of the Company's 2018 capital plan submitted in connection with the 2018 CCAR. During the second half of 2018, the Company repurchased $1.25 billion of its outstanding common stock at market value as part of this publicly announced 2018 capital plan. At December 31, 2018, the Company had $750 million of remaining common stock repurchase capacity available under its 2018 capital plan (reflected in the table above).
At December 31, 2018, a total of 7,445 Series A and B warrants to purchase the Company's common stock were not exercised prior to their expiration dates of December 31, 2018 and November 14, 2018, respectively.
In the first quarter of 2018, the Company redeemed all 4,500 issued and outstanding shares of its Series E Preferred Stock in accordance with the terms of the Series E Preferred Stock. The Company did not repurchase any shares of its Series A Preferred Stock, Series B Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, or Series H Preferred Stock during the year ended December 31, 2018, and at December 31, 2018, there was no unused Board authority to repurchase any shares of its Series A Preferred Stock, Series B Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, or Series H Preferred Stock.
See Note 15, "Capital," to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the Company's equity securities.

Item 6. SELECTED FINANCIAL DATA
	Year Ended December 31
(Dollars in millions and shares in thousands, except per share data)	2018	2017	2016	2015	2014
Summary of Operations:
Interest income	$7,205	$6,387	$5,778	$5,265	$5,384
Interest expense	1,218	754	557	501	544
Net interest income	5,987	5,633	5,221	4,764	4,840
Provision for credit losses	208	409	444	165	342
Net interest income after provision for credit losses	5,779	5,224	4,777	4,599	4,498
Noninterest income	3,226	3,354	3,383	3,268	3,323
Noninterest expense	5,673	5,764	5,468	5,160	5,543
Income before provision for income taxes	3,332	2,814	2,692	2,707	2,278
Provision for income taxes	548	532	805	764	493
Net income attributable to noncontrolling interest	9	9	9	10	11
Net income	$2,775	$2,273	$1,878	$1,933	$1,774
Net income available to common shareholders	$2,668	$2,179	$1,811	$1,863	$1,722
Adjusted net income available to common shareholders [1]	$2,668	$2,179	$1,811	$1,863	$1,729
Net interest income-FTE [1]	$6,075	$5,778	$5,359	$4,906	$4,982
Total revenue	9,213	8,987	8,604	8,032	8,163
Total revenue-FTE [1]	9,301	9,132	8,742	8,174	8,305
Total adjusted revenue-FTE [1]	9,301	9,132	8,742	8,174	8,200
Net income per average common share:
Diluted	$5.74	$4.47	$3.60	$3.58	$3.23
Adjusted diluted [1]	5.74	4.47	3.60	3.58	3.24
Basic	5.79	4.53	3.63	3.62	3.26
Dividends declared per common share	1.80	1.32	1.00	0.92	0.70
Book value per common share	49.57	47.94	45.38	43.45	41.32
Tangible book value per common share [1]	35.73	34.82	32.95	31.45	29.62
Market capitalization	22,541	30,417	26,942	21,793	21,978
Period End Balances:
Total assets	$215,543	$205,962	$204,875	$190,817	$190,328
Earning assets	192,497	182,710	184,610	172,114	168,678
LHFI	151,839	143,181	143,298	136,442	133,112
ALLL	1,615	1,735	1,709	1,752	1,937
Consumer and commercial deposits	161,544	159,795	158,864	148,921	139,234
Long-term debt	15,072	9,785	11,748	8,462	13,022
Total shareholders’ equity	24,280	25,154	23,618	23,437	23,005
Selected Average Balances:
Total assets	$207,277	$204,931	$199,004	$188,892	$182,176
Earning assets	186,154	184,212	178,825	168,813	162,189
LHFI	145,714	144,216	141,118	133,558	130,874
Intangible assets including residential MSRs	8,372	8,034	7,545	7,604	7,630
Residential MSRs	1,963	1,615	1,190	1,250	1,255
Consumer and commercial deposits	159,768	159,549	154,189	144,202	132,012
Long-term debt	12,458	11,065	10,767	10,873	12,359
Preferred stock	2,115	1,792	1,225	1,225	800
Total shareholders’ equity	24,210	24,301	24,068	23,346	22,170
Average common shares - diluted	464,961	486,954	503,466	520,586	533,391
Average common shares - basic	460,922	481,339	498,638	514,844	527,500
Financial Ratios:
Effective tax rate	16%	19%	30%	28%	22%
ROA	1.34	1.11	0.94	1.02	0.97
ROE	12.13	9.72	7.97	8.46	8.10
ROTCE [1]	16.89	13.39	10.91	11.75	11.49
Net interest margin	3.22	3.06	2.92	2.82	2.98
Net interest margin-FTE [1]	3.26	3.14	3.00	2.91	3.07
Efficiency ratio	61.58	64.14	63.55	64.24	67.90
Efficiency ratio-FTE [1]	60.99	63.12	62.55	63.13	66.74
Tangible efficiency ratio-FTE [1]	60.21	62.30	61.99	62.64	66.44
Adjusted tangible efficiency ratio-FTE [1]	59.56	61.04	61.99	62.64	63.34
Total average shareholders’ equity to total average assets	11.68	11.86	12.09	12.36	12.17
Tangible common equity to tangible assets [1]	7.63	8.21	8.15	8.67	8.44
Common dividend payout ratio	31.0	29.1	27.5	25.5	21.5

Item 6. SELECTED FINANCIAL DATA (continued)
	Year Ended December 31
	2018	2017	2016	2015	2014
Capital Ratios at period end [2]:
CET1 (Basel III)	9.21%	9.74%	9.59%	9.96%	N/A
Tier 1 common equity (Basel I)	N/A	N/A	N/A	N/A	9.60%
Tier 1 capital	10.30	11.15	10.28	10.80	10.80
Total capital	12.02	13.09	12.26	12.54	12.51
Leverage	9.26	9.80	9.22	9.69	9.64

[1]	See Table 29 in Item 7 (MD&A) of this Form 10-K for a reconcilement of non-U.S. GAAP measures and additional information.

[2]
Basel III Final Rules became effective for the Company on January 1, 2015; thus, Basel III CET1 ratios are not applicable ("N/A") in periods ending prior to January 1, 2015 and Basel I Tier 1 common equity ratio is N/A in periods ending after January 1, 2015. Tier 1 capital, Total capital, and Leverage ratios for periods ended prior to January 1, 2015 were calculated under Basel I. Basel III capital ratios are calculated under the standardized approach using regulatory capital methodology applicable to the Company for each period presented, including the phase-in of transition provisions through January 1, 2018.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION
We are a leading provider of financial services, with our headquarters located in Atlanta, Georgia. We are an organization driven by our Company purpose of Lighting the Way to Financial Well-Being — helping instill a sense of confidence in the financial circumstances of clients, communities, teammates, and owners is at the center of everything we do. Our principal subsidiary, SunTrust Bank, offers a full line of financial services for consumers, businesses, corporations, institutions, and not-for-profit entities, both through branches (located primarily in Florida, Georgia, Virginia, North Carolina, Tennessee, Maryland, South Carolina, and the District of Columbia) and through other digital and national delivery channels. In addition to deposit, credit, mortgage banking, and trust and investment services offered by the Bank, our other subsidiaries provide capital markets, securities brokerage, investment banking, and wealth management services. We operate two business segments: Consumer and Wholesale, with functional activities included in Corporate Other. See Note 22, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-K for a description of our business segments.
This MD&A is intended to assist readers in their analysis of the accompanying Consolidated Financial Statements and supplemental financial information. It should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, as well as with the other information contained in this document. When we refer to “SunTrust,” “the Company,” “we,” “our,” and “us” in this report, we mean SunTrust Banks, Inc. and its consolidated subsidiaries.
In this MD&A, consistent with SEC guidance in Industry Guide 3 that contemplates the calculation of tax-exempt income on a tax equivalent basis, we present net interest income, net interest margin, total revenue, and efficiency ratios on an FTE basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments using a federal tax rate of 21% for all periods beginning on or after January 1, 2018 and 35% for all periods prior to January 1, 2018, as well as state income taxes, where applicable, to increase tax-exempt interest income to a taxable-equivalent basis. We believe the FTE basis is the preferred industry measurement basis for net interest income, net interest margin, total revenue, and efficiency ratios, and that it enhances comparability of net interest income and total revenue arising from taxable and tax-exempt sources. Additionally, we present other non-U.S. GAAP metrics to assist investors in understanding management’s view of particular financial measures, as well as to align presentation of these financial measures with peers in the industry who may also provide a similar presentation. Reconcilements for all non-U.S. GAAP measures are provided in Table 29.

EXECUTIVE OVERVIEW
Recent Event
On February 7, 2019, we announced that our Board approved a definitive agreement to combine with BB&T Corporation (“BB&T”) in an all-stock Merger. Under the terms of the Agreement and Plan of Merger (the “Merger Agreement”), our shareholders will have the right to receive 1.295 shares of BB&T common stock for each share of our common stock. A new corporate headquarters for the combined company will be established in Charlotte, North Carolina, and it will operate under a new name and brand, while the combined company's board of directors and executive management team will be evenly split between SunTrust and BB&T. The Merger is expected to expand capabilities and accelerate capacity to invest in transformational technologies for clients, combine complementary business models to create a diverse and comprehensive business mix with leading market share positions, and deliver organizational and other merger-related synergies, while also being accretive to the combined company's profitability profile. Our Merger with BB&T is expected to close late in the third quarter of 2019 or in the fourth quarter of 2019, subject to satisfaction of customary closing conditions, including receipt of regulatory approvals and approval by the shareholders of each company. For more information on our proposed Merger with BB&T, see Part I, Item 1, “Business,” and Note 25, “Subsequent Event,” to the Consolidated Financial Statements in this Form 10-K.

Financial Performance
We delivered a seventh consecutive year of improved performance, efficiency, and capital returns for our owners, driven by a favorable operating environment, continued strong credit quality, and solid loan growth. We enjoyed solid revenue growth across both of our business segments, led by growth in net interest income. Diluted EPS for 2018 was $5.74, up 28% relative to 2017. For 2017, EPS included $0.39 per share in net benefits associated with actions we announced in our December 4, 2017 Form 8-K as well as the impact of the 2017 Tax Act and actions we took as a result to better position the Company for improved long-term success (“Form 8-K and tax reform-related items”).
Total revenue for 2018 increased 2% compared to 2017, as higher net interest income was partially offset by lower noninterest income.
Net interest income increased 5% relative to 2017 due to net interest margin expansion and growth in average earning assets, partially offset by an increase in average interest-bearing liabilities and associated funding costs. Net interest margin for 2018 increased 12 basis points, to 3.26%. The increase was driven by a 40 basis point increase in average earning asset yields arising from higher benchmark interest rates, favorable mix shift in earning assets, and lower premium amortization expense, offset partially by higher funding costs. Looking to the first quarter of 2019, we expect net interest margin to be generally stable compared to the fourth quarter of 2018; thereafter, net interest margin trends will depend on the interest rate environment, future levels of loan growth, and funding costs.
Noninterest income decreased $128 million, or 4%, compared to 2017, driven primarily by lower mortgage and capital markets-related income as well as lower client transaction-related fees, offset partially by increases in other noninterest income, commercial real estate related income, and wealth management-related income. See additional discussion related to revenue, noninterest income, and net interest income and margin in the "Noninterest Income" and "Net Interest Income/Margin" sections of this MD&A. Also in this MD&A, see Table 21, "Net Interest Income Asset Sensitivity," for an analysis of potential changes in net interest income due to instantaneous moves in benchmark interest rates.
Noninterest expense decreased $91 million, or 2%, compared to 2017, driven primarily by the $111 million of net Form 8-K and tax reform-related items recognized during the fourth quarter of 2017, offset partially by higher outside processing and software expense and the $60 million pre-tax NCF Retirement Plan settlement charge recognized in the fourth quarter of 2018. Looking to the first quarter of 2019, we expect core personnel expenses—which excludes the fourth quarter of 2018 NCF Retirement Plan settlement charge of $60 million—to increase by approximately $60 million to $75 million from the fourth quarter of 2018 due primarily to seasonal increases in 401(k) and FICA expenses. See additional discussion related to noninterest expense in the "Noninterest Expense" section of this MD&A.
For 2018, our efficiency and tangible efficiency ratios were 61.0% and 60.2%, compared to the prior year ratios of 63.1% and 62.3%, respectively. Our current year efficiency ratios were negatively impacted by the NCF Retirement Plan settlement charge recognized during the fourth quarter of 2018; when excluding the impact of this item, our adjusted tangible efficiency ratio improved to 59.6% for 2018, compared to 61.0% for 2017, which is the highest degree of improvement we have delivered since 2014. This strong efficiency progress enabled us to reach our target of below 60% one year earlier than our stated goal. We expect efficiency improvement to moderate in 2019, given our strong progress in 2018 and less anticipated macroeconomic tailwinds. Despite this, we continue to expect improvement and expense discipline as we work towards our medium-term target of between 56% and 58% for SunTrust when viewed as a stand-alone company. Upon consummation of the Merger, we expect our efficiency to improve significantly as we realize merger-related synergies. We remain focused on creating capacity to invest in technology and talent, which we believe will create the most long-term value for our clients and owners. See Table 29, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding, and reconciliations of, our tangible and adjusted tangible efficiency ratios.
Overall asset quality remained very strong during 2018, evidenced by our 0.23% net charge-offs to total average LHFI ratio and 0.35% NPL to period-end LHFI ratio. In addition, our ALLL to period-end LHFI ratio (excluding loans measured at fair value) decreased 15 basis points compared to 2017 due primarily to improved economic and credit conditions. These low levels reflect the relative strength across our entire LHFI portfolio, though we recognize that there could be normalization moving forward. Looking to 2019, we expect to operate within a net charge-offs to total average LHFI ratio of between 25 and 30 basis points. Additionally, we expect the ALLL to period-end LHFI ratio to generally stabilize, which would result in a provision for loan losses that modestly exceeds net charge-offs, given loan growth. See additional discussion of our credit and asset quality, in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A.
Average LHFI grew 1% compared to 2017 as improved lending trends continued, driven by growth in consumer direct, nonguaranteed residential mortgages, CRE, consumer indirect, and guaranteed student loans. These increases were offset partially by declines in average home equity products, C&I, and commercial construction loans. Our consumer lending initiatives continue to produce solid loan growth through each of our major channels, while furthering the positive mix shift within the LHFI portfolio and improving our return profile. See additional loan discussions in the “Loans,” “Nonperforming Assets,” and "Net Interest Income/Margin" sections of this MD&A.
Average consumer and commercial deposits increased $219 million in 2018, relatively stable compared to 2017 as growth in time deposits and NOW accounts were offset largely by declines in money market accounts and noninterest-bearing deposits. Our clients continue to migrate from lower-cost deposits to CDs, largely due to higher rates and our targeted strategy that allows us to retain our existing depositors and capture new market share, while also managing our asset sensitivity profile. Rates paid on our interest-bearing consumer and commercial deposits increased 25 basis points compared to 2017 in response to rising benchmark interest rates, the move towards higher-cost deposits, and the pickup in lending activity. Looking forward to 2019, we expect deposit costs to continue to trend upwards, with the trajectory influenced by the interest rate environment and our loan growth. We remain focused on investing in products and capabilities that enhance the client experience, outside of rate paid. See additional discussion regarding average deposits in the "Net Interest Income/Margin" and "Deposits" sections of this MD&A.
Capital
Our capital ratios continue to be well above regulatory requirements. The CET1 ratio decreased to 9.21% at December 31, 2018, a 53 basis point decline compared to December 31, 2017, driven primarily by growth in risk weighted assets and higher share repurchases, offset partially by an increase in retained earnings. The Tier 1 capital and Total capital ratios declined compared to December 31, 2017, due to the impact of our redemption of all outstanding shares of Series E Preferred Stock in the first quarter of 2018 as well as the aforementioned impacts to our CET1 ratio. Our book value and tangible book value per common share both increased by 3% compared to December 31, 2017, driven by growth in retained earnings. See additional details related to our capital in Note 15, "Capital," to the Consolidated Financial Statements in this Form 10-K and in the “Capital Resources” section of this MD&A. Also see Table 29, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding, and a reconciliation of, tangible book value per common share.

During the year, we increased our quarterly common stock dividend by 25%, beginning in the third quarter of 2018, which resulted in dividends for 2018 of $1.80 per common share, an increase from $1.32 per common share in 2017. We also repurchased $1.9 billion of our outstanding common stock during the year, which included $660 million under our 2017 capital plan and $1.25 billion in conjunction with the 2018 capital plan. In January 2019, we repurchased an additional $250 million of our outstanding common stock under the 2018 capital plan pursuant to an SEC Rule 10b5-1 repurchase plan entered into on November 6, 2018. Given the aforementioned Merger announcement in February 2019, we do not intend to utilize our remaining share repurchase capacity of $500 million under the 2018 capital plan. See the “Recent Event” section above for more on the Merger announcement. For additional details related to our capital actions and share repurchases, refer to the “Capital Resources” section of this MD&A and Part II, Item 5 of this Form 10-K.
Business Segments Highlights
Consumer
Our investments across Consumer Lending, together with our strategic partnerships, have collectively improved our growth, returns, and the diversity of our portfolio. Enhanced marketing and analytics, new product offerings, and increased referrals have been key contributors to our growth in LightStream and direct consumer lending, including point-of-sale digital financing.
Net interest income increased $329 million, or 8%, compared to 2017, as a result of continued loan growth and improved deposit spreads. Noninterest income decreased $101 million, or 5%, compared to 2017, due primarily to lower mortgage-related income as a result of lower refinance volume and lower gain on sale margins. The decline in noninterest income was offset slightly by wealth management-related income where we are observing positive underlying trends, including a $4.2 billion increase in new production assets under management during 2018.
The average balance of our LHFI portfolio increased $1.8 billion, or 3%, compared to 2017. We continue to deliver high quality loan growth, reflecting our consistent underwriting discipline and conservative risk posture. This is evidenced by our new production FICOs within consumer lending, which averaged 766 in 2018, stable compared to 2017.
Our loan growth during 2018 was funded entirely with deposit growth. Our targeted focus on CDs attracted both new clients and existing clients and generated approximately $2.8 billion in average CD growth compared to 2017.
We delivered strong operating leverage in 2018, resulting in 200 basis points in efficiency improvement. Our efficiency ratio was 66.5% for 2018, compared to 68.5% for 2017. The decrease was due primarily to improved revenues combined with our ongoing expense discipline which allowed us to make significant progress towards our medium term objectives. This improvement was driven by a number of actions including organizational restructuring, increased automation, and increased digital adoption. We have also made significant strides in improving the client experience, driven largely by our investments in technology. During 2018, we introduced a fully digital mortgage application, SmartGUIDE, which streamlines our underwriting process. For our private wealth clients, we introduced a new digital client portal to provide them with enhanced financial planning tools and a holistic view of their financial position. These investments, combined with our talented team, played a significant role in the national recognition we received in 2018 for differentiated client experience.
We completed the merger of our STM and Bank legal entities in the third quarter of 2018. This merger simplified our organizational structure, enabled operational efficiencies, and allowed us to more fully serve the needs of our clients irrespective of whether they began their SunTrust relationship with a mortgage or another lending or deposit product. Subsequent to the merger, mortgage operations have continued under the Bank’s charter. See Note 22, “Business Segment Reporting,” to the Consolidated Financial Statements in this Form 10-K for additional information.

Wholesale
Our advice-driven, middle-market strategy within the Wholesale segment continues to drive good results. We achieved record revenue and net income in 2018, buoyed by strong net interest income and continued expense discipline. The quality of our people, the advice they deliver, and the way we work together have enabled us to meet more client needs and provide superior execution in varying market conditions.
Net interest income increased $99 million, or 5%, compared to 2017, as a result of net interest margin expansion and loan growth. Noninterest income decreased $39 million, or 2%, compared to 2017, due primarily to a decrease in loan syndications, which is a reflection of both market conditions and the impact of competition from non-bank lenders. Notwithstanding these declines, the underlying momentum in our capital markets business is strong, with mergers and acquisition and equity-related income up 14% and capital market fees from Commercial Banking, Commercial Real Estate, and PWM clients up 49% year-to-date. We are highly encouraged by our progress and believe we are uniquely positioned to succeed in this space, given our full set of capabilities and OneTeam approach. In addition, we also had a particularly good year in structured real estate as a result of our strong client relationships and structuring expertise.
The average balance of our LHFI portfolio increased $806 million, or 1%, compared to 2017, due primarily to improved lending trends compared to 2017. Our loan growth in C&I during the second half of 2018 was driven by mergers and acquisitions, increased revolver utilization, and investments made in expanding our industry penetration and geographical reach, evidenced by the announcement of our new Houston commercial office in November 2018. Our loan growth in Commercial Real Estate resulted from investments made in new lending capabilities. During 2017, we added permanent and bridge financing capabilities which helped to offset the runoff in the construction portfolio and afforded us the opportunity to participate in the full life cycle of an asset.
We remain focused on investing in technology to arm our teammates with the tools they need to maximize effectiveness and to improve the experience for our clients, particularly in Treasury & Payment Solutions. During 2018, we transitioned to SunView, our new treasury and payments platform, and we are now focused on expanding SunView to a broader Wholesale client portal.
Overall, despite challenging market conditions, our pipelines are strong and we believe we are well positioned to meet our clients' needs. As we continue to see the benefits of our differentiated business model, we are pleased with the progress made and will continue to execute our advice-driven strategy.

Additional information related to our business segments can be found in Note 22, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-K, and further discussion of our business segment results for the year ended December 31, 2018 and 2017 can be found in the "Business Segment Results" section of this MD&A.

Consolidated Daily Average Balances, Income/Expense, and Average Yields Earned/Rates Paid								Table 1
	2018			2017			2016
(Dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
ASSETS
LHFI: [1]
C&I	$67,648	$2,575	3.81%	$68,423	$2,286	3.34%	$68,406	$2,148	3.14%
CRE	6,100	252	4.13	5,158	177	3.43	5,808	169	2.92
Commercial construction	3,391	158	4.65	4,011	148	3.70	2,898	94	3.25
Residential mortgages - guaranteed	550	17	3.08	539	16	2.92	575	20	3.45
Residential mortgages - nonguaranteed	27,439	1,058	3.86	26,392	1,003	3.80	25,554	964	3.77
Residential home equity products	9,801	478	4.87	10,969	470	4.28	12,297	484	3.94
Residential construction	212	10	4.49	346	15	4.26	377	17	4.39
Consumer student - guaranteed	6,862	342	4.98	6,464	286	4.42	5,551	224	4.03
Consumer other direct	9,521	515	5.41	8,239	406	4.93	6,871	313	4.56
Consumer indirect	11,917	454	3.81	11,492	401	3.49	10,712	365	3.40
Consumer credit cards	1,562	180	11.55	1,429	145	10.12	1,188	120	10.10
Nonaccrual [2]	711	19	2.67	754	32	4.28	881	21	2.43
Total LHFI	145,714	6,058	4.16	144,216	5,385	3.73	141,118	4,939	3.50
Securities AFS: [3]
Taxable	30,984	830	2.68	30,106	743	2.47	27,629	630	2.28
Tax-exempt	625	19	2.99	433	13	2.99	189	6	3.37
Total securities AFS	31,609	849	2.69	30,539	756	2.47	27,818	636	2.29
Fed funds sold and securities borrowed or purchased under agreements to resell	1,437	25	1.68	1,215	9	0.69	1,241	1	0.10
LHFS	2,050	101	4.91	2,483	99	4.00	2,570	92	3.60
Interest-bearing deposits in other banks	25	—	2.36	25	—	1.20	24	—	0.40
Interest earning trading assets	4,775	152	3.18	5,152	120	2.33	5,467	95	1.73
Other earning assets [3]	544	20	3.68	582	18	3.12	587	15	2.51
Total earning assets	186,154	7,205	3.87	184,212	6,387	3.47	178,825	5,778	3.23
ALLL	(1,676)			(1,735)			(1,746)
Cash and due from banks	4,845			5,123			4,999
Other assets	17,999			16,376			14,880
Noninterest earning trading assets and derivative instruments	644			903			1,388
Unrealized (losses)/gains on securities available for sale, net	(689)			52			658
Total assets	$207,277			$204,931			$199,004
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
NOW accounts	$46,170	$241	0.52%	$45,009	$131	0.29%	$40,949	$55	0.13%
Money market accounts	50,042	268	0.54	53,592	157	0.29	53,795	107	0.20
Savings	6,647	1	0.02	6,519	1	0.02	6,285	2	0.03
Consumer time	6,332	64	1.00	5,626	42	0.75	5,852	43	0.73
Other time	7,986	120	1.50	5,148	57	1.10	3,908	39	1.00
Total interest-bearing consumer and commercial deposits	117,177	694	0.59	115,894	388	0.34	110,789	246	0.22
Brokered time deposits	1,031	15	1.47	941	12	1.29	926	12	1.33
Foreign deposits	94	2	1.88	421	4	0.86	123	1	0.42
Total interest-bearing deposits	118,302	711	0.60	117,256	404	0.34	111,838	259	0.23
Funds purchased	1,377	27	1.93	1,217	13	1.02	1,055	4	0.37
Securities sold under agreements to repurchase	1,688	31	1.77	1,558	15	0.92	1,734	7	0.42
Interest-bearing trading liabilities	1,270	40	3.16	968	26	2.70	1,025	24	2.29
Other short-term borrowings	2,214	34	1.53	1,591	8	0.50	1,452	3	0.23
Long-term debt	12,458	375	3.01	11,065	288	2.60	10,767	260	2.42
Total interest-bearing liabilities	137,309	1,218	0.89	133,655	754	0.56	127,871	557	0.44
Noninterest-bearing deposits	42,591			43,655			43,400
Other liabilities	2,492			2,936			3,252
Noninterest-bearing trading liabilities and derivative instruments	675			384			413
Shareholders’ equity	24,210			24,301			24,068
Total liabilities and shareholders’ equity	$207,277			$204,931			$199,004
Interest rate spread			2.98%			2.91%			2.79%
Net interest income [4]		$5,987			$5,633			$5,221
Net interest income-FTE [4,5]		$6,075			$5,778			$5,359
Net interest margin [6]			3.22%			3.06%			2.92%
Net interest margin-FTE [5,6]			3.26			3.14			3.00

1 Interest income includes loan fees of $166 million, $177 million, and $165 million for the years ended December 31, 2018, 2017, and 2016, respectively.
2 Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
3 Beginning January 1, 2018, we began presenting equity securities previously presented in securities AFS (taxable) as other earning assets. Prior periods have been revised to conform to the current presentation for comparability.
4 Derivative instruments employed to manage our interest rate sensitivity decreased net interest income $72 million for the year ended December 31, 2018 and increased net interest income $104 million and $261 million for the years ended December 31, 2017 and 2016, respectively.
5 See Table 29, “Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures,” in this MD&A for additional information and reconciliations of non-U.S. GAAP performance measures. Approximately 95% of the total FTE adjustment for each of the years ended December 31, 2018, 2017, and 2016 was attributed to C&I loans.
6 Net interest margin is calculated by dividing annualized net interest income by average total earning assets.

Analysis of Changes in Net Interest Income [1]						Table 2
	2018 Compared to 2017			2017 Compared to 2016
(Dollars in millions)	Volume	Rate	Net	Volume	Rate	Net
(Decrease)/Increase in Interest Income:
LHFI:
C&I	($26)	$315	$289	$—	$138	$138
CRE	35	40	75	(20)	28	8
Commercial construction	(25)	35	10	40	14	54
Residential mortgages - guaranteed	—	1	1	(1)	(3)	(4)
Residential mortgages - nonguaranteed	39	16	55	32	7	39
Residential home equity products	(53)	61	8	(54)	40	(14)
Residential construction	(6)	1	(5)	(2)	—	(2)
Consumer student - guaranteed	18	38	56	39	23	62
Consumer other direct	67	42	109	66	27	93
Consumer indirect	15	38	53	27	9	36
Consumer credit cards	14	21	35	24	1	25
Nonaccrual	(1)	(12)	(13)	(3)	14	11
Securities AFS: [2]
Taxable	22	65	87	60	53	113
Tax-exempt	6	—	6	7	—	7
Fed funds sold and securities borrowed or purchased under agreements to resell	2	14	16	—	8	8
LHFS	(19)	21	2	(3)	10	7
Interest earning trading assets	(9)	41	32	(6)	31	25
Other earning assets [2]	(1)	3	2	—	3	3
Total increase in interest income	78	740	818	206	403	609
Increase/(Decrease) in Interest Expense:
NOW accounts	4	106	110	5	71	76
Money market accounts	(11)	122	111	—	50	50
Savings	—	—	—	—	(1)	(1)
Consumer time	6	16	22	(2)	1	(1)
Other time	38	25	63	13	5	18
Brokered time deposits	1	2	3	—	—	—
Foreign deposits	(4)	2	(2)	2	1	3
Funds purchased	2	12	14	1	8	9
Securities sold under agreements to repurchase	1	15	16	—	8	8
Interest-bearing trading liabilities	9	5	14	(2)	4	2
Other short-term borrowings	4	22	26	1	4	5
Long-term debt	38	49	87	8	20	28
Total increase in interest expense	88	376	464	26	171	197
(Decrease)/Increase in Net Interest Income	($10)	$364	$354	$180	$232	$412

Increase in Net Interest Income-FTE [3]			$297			$419
1 Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate, while rate change is change in rate times the previous volume. The rate/volume change, change in rate times change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of their total.
2 Beginning January 1, 2018, we began presenting equity securities previously presented in securities available for sale (taxable) as other earning assets. Prior periods have been revised to conform to the current presentation for comparability.
3 See Table 29, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information and reconciliations of net interest income-FTE.

NET INTEREST INCOME/MARGIN (FTE)
Net interest income was $6.1 billion in 2018, an increase of $297 million, or 5%, compared to 2017. Net interest margin for 2018 increased 12 basis points, to 3.26%, compared to 2017. The increase was driven by a 40 basis point increase in average earning asset yields as a result of higher benchmark interest rates, favorable mix shift, and lower premium amortization expense. Specifically, average LHFI yields increased 43 basis points, driven by broad-based increases in yields across most loan categories, while yields on securities AFS increased 22 basis points. These increases were offset partially by higher funding costs.
Rates paid on average interest-bearing liabilities increased 33 basis points compared to 2017, driven by increases in rates paid across all interest-bearing liability categories. The rate paid on interest-bearing deposits increased 26 basis points.
Looking to the first quarter of 2019, we expect net interest margin to be generally stable compared to the fourth quarter of 2018; thereafter, net interest margin trends will depend on the interest rate environment, future levels of loan growth, and funding costs.
Average earning assets increased $1.9 billion, or 1%, compared to 2017, driven primarily by a $1.5 billion, or 1%, increase in average LHFI and a $1.1 billion, or 4%, increase in average securities AFS, offset partially by a $433 million, or 17%, decrease in average LHFS and a $377 million, or 7%, decrease in average interest earning trading assets. See the “Loans” section in this MD&A for additional discussion regarding loan activity.
Average interest-bearing liabilities increased $3.7 billion, or 3%, compared to 2017, due primarily to increases across most consumer and commercial deposit categories as well as average long-term debt, offset largely by declines in money market accounts and foreign deposits. Average interest-bearing consumer and commercial deposits increased $1.3 billion, or 1%, due primarily to growth in average time deposits and NOW accounts in response to our targeted focus on CDs. The continued movement from lower cost deposits to CDs allows us to retain our existing depositors and capture new market share, while also managing our asset sensitivity profile, and we expect this trend to continue as interest rates rise.

Average long-term debt increased $1.4 billion, or 13%, compared to 2017, due primarily to loan growth exceeding deposit growth. See the “Borrowings” section of this MD&A for additional information regarding our short-term borrowings and long-term debt.
We utilize interest rate swaps to manage interest rate risk. These instruments are primarily receive-fixed, pay-variable swaps that synthetically convert a portion of our commercial loan portfolio from floating rates, based on LIBOR, to fixed rates. At December 31, 2018, the outstanding notional balance of active swaps that qualified as cash flow hedges on variable rate commercial loans was $10.3 billion, compared to $12.1 billion at December 31, 2017, respectively.
In addition to the income recognized from active swaps, we recognize interest income or expense from terminated swaps that were previously designated as cash flow hedges on variable rate commercial loans. Interest expense from our commercial loan swaps was $72 million in 2018, compared to interest income of $89 million in 2017 due primarily to an increase in LIBOR. As we manage our interest rate risk we may continue to purchase additional and/or terminate existing interest rate swaps.
Remaining swaps on commercial loans have maturities through 2023 and have an average maturity of 2.5 years at December 31, 2018. The weighted average rate on the receive-fixed rate leg of the commercial loan swap portfolio was 1.72%, and the weighted average rate on the pay-variable leg was 2.50%, at December 31, 2018.

Foregone Interest
Foregone interest income from NPLs reduced net interest margin by two basis points and less than one basis point for the years ended December 31, 2018 and 2017, respectively. See additional discussion regarding our credit quality in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A. In addition, Table 1 and Table 2 in this MD&A contain more detailed information regarding average balances, yields earned, rates paid, and associated impacts on net interest income.

NONINTEREST INCOME

Components of Noninterest Income			Table 3
	Year Ended December 31
(Dollars in millions)	2018	2017	2016
Service charges on deposit accounts	$579	$603	$630
Other charges and fees [1]	356	361	359
Card fees	324	344	327
Investment banking income [1]	599	623	515
Trading income	161	189	211
Mortgage related income [2]	342	422	555
Trust and investment management income	304	309	304
Retail investment services	292	278	281
Commercial real estate related income	134	123	69
Net securities gains/(losses)	1	(108)	4
Gain on sale of subsidiary	—	107	—
Other noninterest income	134	103	128
Total noninterest income	$3,226	$3,354	$3,383

[1]
Beginning July 1, 2018, we began presenting bridge commitment fee income related to capital market transactions in Investment banking income on the Consolidated Statements of Income. For periods prior to July 1, 2018, this income was previously presented in Other charges and fees and has been reclassified to Investment banking income for comparability. Capital market bridge fee income totaled $14 million, $24 million, and $21 million for the years ended December 31, 2018, 2017, and 2016, respectively.

[2]
Beginning with this Form 10-K, we began presenting Mortgage production related income and Mortgage servicing related income as a single line item on the Consolidated Statements of Income titled Mortgage related income. Prior periods have been conformed to this updated presentation for comparability.

Noninterest income decreased $128 million, or 4%, compared to 2017, driven primarily by lower mortgage and capital markets-related income as well as lower client transaction-related fees, offset partially by increases in other noninterest income, commercial real estate related income, and wealth management-related income.
Client transaction-related fee income, which includes service charges on deposit accounts, other charges and fees, and card fees, decreased $49 million, or 4%, compared to 2017, driven primarily by the impact of our January 1, 2018 adoption of the revenue recognition accounting standard, which resulted in the netting of certain expense items against this income, as well as by a change in our process for recognizing card rewards expenses in the third quarter of 2018. The revenue recognition accounting standard decreased client transaction-related fee income by $38 million for the year ended December 31, 2018. See Note 1, "Significant Accounting Policies," to the Consolidated Financial Statements in this Form 10-K for additional information regarding our adoption of this accounting standard.
Investment banking income decreased $24 million, or 4%, compared to 2017. This decrease was due primarily to decreased activity in loan syndications, leveraged finance, and investment grade bond originations. These decreases were offset partially by strong deal flow activity in mergers and acquisitions and equity offerings, as well as by our adoption of the revenue recognition accounting standard, which increased investment banking income by $13 million for the year ended December 31, 2018.
Trading income decreased $28 million, or 15%, compared to 2017. This decrease was due primarily to lower fixed income sales and trading revenue.

Mortgage related income decreased $80 million, or 19%, compared to 2017 driven by a $77 million, or 33%, decrease in mortgage production related income. The decrease in mortgage production related income was driven primarily by lower gain on sale margins, reduced refinance activity, and less favorable channel mix, offset partially by a repurchase reserve release during the fourth quarter of 2018. Mortgage application and closed loan volume both decreased 8% compared to 2017. The UPB of mortgage loans in the servicing portfolio was $171.4 billion at December 31, 2018, compared to $165.5 billion at December 31, 2017.
Retail investment services income increased $14 million, or 5%, compared to 2017, driven primarily by growth in assets under management.
Commercial real estate related income increased $11 million, or 9%, compared to 2017. This increase was due primarily to increased structured real estate revenue and higher tax credit-related income from our investments in affordable housing partnerships, offset partially by a decline in transactional activity in our agency lending business.
Net securities gains totaled $1 million compared to net securities losses of $108 million in 2017. Net securities losses for 2017 were driven by $109 million of securities AFS portfolio restructuring losses.
Gain on sale of subsidiaries totaled $107 million for 2017, resulting from our gain from the sale of PAC during the fourth quarter of 2017. See Note 3, "Acquisitions/Dispositions," to the Consolidated Financial Statements in this Form 10-K for additional information regarding the sale of PAC.
Other noninterest income increased $31 million, or 30%, compared to 2017. This increase was due primarily to $30 million of remeasurement gains on an equity investment following our full adoption of the recognition and measurement of financial assets accounting standard on January 1, 2018, as well as mark-to-market gains on our CDS hedge portfolio. See Note 1, "Significant Accounting Policies," to the Consolidated Financial

Statements in this Form 10-K for additional information regarding our adoption of this accounting standard.

NONINTEREST EXPENSE

Components of Noninterest Expense			Table 4
	Year Ended December 31
(Dollars in millions)	2018	2017	2016
Employee compensation	$2,878	$2,854	$2,698
Employee benefits	430	403	373
Total personnel expenses	3,308	3,257	3,071

Outside processing and software	909	826	834
Net occupancy expense	372	377	349
Marketing and customer development	175	232	172
Equipment expense	166	164	170
Regulatory assessments	126	187	173
Operating losses	79	40	108
Amortization	73	75	49
Consulting and legal fees	62	71	93
Other staff expense	52	121	67
Other noninterest expense	351	414	382
Total noninterest expense	$5,673	$5,764	$5,468

Noninterest expense decreased $91 million, or 2%, compared to 2017, driven primarily by the $111 million of net Form 8-K and tax reform-related items recognized during the fourth quarter of 2017, offset partially by higher outside processing and software expense, personnel expenses, and increased operating losses.
Personnel expenses increased $51 million, or 2%, compared to 2017. This increase was due primarily to the $60 million pre-tax NCF Retirement Plan settlement charge recognized in the fourth quarter of 2018. Looking to the first quarter of 2019, we expect core personnel expenses—which excludes the fourth quarter of 2018 NCF Retirement Plan settlement charge of $60 million—to increase by approximately $60 million to $75 million from the fourth quarter of 2018 due primarily to seasonal increases in 401(k) and FICA expenses.
Outside processing and software expense increased $83 million, or 10%, compared to 2017, driven primarily by higher software-related costs resulting from the implementation and amortization of new and upgraded technology assets.
Net occupancy expense decreased $5 million, or 1%, compared to 2017, driven by lease termination gains recognized in the second and third quarters of 2018. Separately, we adopted ASC Topic 842, Leases, on January 1, 2019, which resulted in the remaining deferred gain on sale-leaseback transactions being recognized in retained earnings through a cumulative effect adjustment. Accordingly, this line item will no longer include amortization of deferred gains subsequent to 2018. Amortization of deferred gains on sale-leaseback transactions recognized in

Net occupancy expense for the years ended December 31, 2018, 2017, and 2016 totaled $6 million, $17 million, and $43 million, respectively. See Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements in this Form 10-K for additional information.
Marketing and customer development expense decreased $57 million, or 25%, compared to 2017, driven primarily by the $50 million tax reform-related charitable contribution in the fourth quarter of 2017 to support financial well-being initiatives.
Regulatory assessments expense decreased $61 million, or 33%, compared to 2017, driven by lower FDIC insurance premiums, cessation of the FDIC surcharge, and a $9 million regulatory assessment credit in the fourth quarter of 2018.
Operating losses increased $39 million, or 98%, compared to 2017, due primarily to the favorable resolution of several legal matters in 2017.
Consulting and legal fees decreased $9 million, or 13%, compared to 2017, due to the resolution of prior legal matters.
Other staff expense decreased $69 million, or 57%, compared to 2017, driven primarily by higher severance costs recognized during 2017, largely in connection with the voluntary early retirement program announced in our December 4, 2017 Form 8-K (as part of our net charge related to efficiency actions).
Other noninterest expense decreased $63 million, or 15%, compared to 2017, driven primarily by lower branch and corporate real estate closure costs and lower software writedowns in 2018.

PROVISION FOR INCOME TAXES
The provision for income taxes includes federal and state income taxes and interest. For the year ended December 31, 2018, the provision for income taxes was $548 million, representing an effective tax rate of 16%. For the year ended December 31, 2017, the provision for income taxes was $532 million, representing an effective tax rate of 19%. The decrease in the effective tax rate was due primarily to the reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, as a result of the enactment of the 2017 Tax Act.
We recorded an income tax benefit for the remeasurement of our December 31, 2017 DTAs and DTLs and other tax reform-related items of $55 million and $303 million for the years ended December 31, 2018 and 2017, respectively. This $55 million adjustment completed our accounting for the income tax effects of the 2017 Tax Act.
See Note 16, “Income Taxes,” to the Consolidated Financial Statements in this Form 10-K for further information related to the provision for income taxes.

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

The composition of our loan portfolio is presented in Table 5:

Loan Portfolio by Types of Loans					Table 5

	At December 31
(Dollars in millions)	2018	2017	2016	2015	2014
Commercial loans:
C&I [1]	$71,137	$66,356	$69,213	$67,062	$65,440
CRE	7,265	5,317	4,996	6,236	6,741
Commercial construction	2,538	3,804	4,015	1,954	1,211
Total commercial LHFI	80,940	75,477	78,224	75,252	73,392
Consumer loans:
Residential mortgages - guaranteed	459	560	537	629	632
Residential mortgages - nonguaranteed [2]	28,836	27,136	26,137	24,744	23,443
Residential home equity products	9,468	10,626	11,912	13,171	14,264
Residential construction	184	298	404	384	436
Guaranteed student	7,229	6,633	6,167	4,922	4,827
Other direct	10,615	8,729	7,771	6,127	4,573
Indirect	12,419	12,140	10,736	10,127	10,644
Credit cards	1,689	1,582	1,410	1,086	901
Total consumer LHFI	70,899	67,704	65,074	61,190	59,720
LHFI	$151,839	$143,181	$143,298	$136,442	$133,112
LHFS [3]	$1,468	$2,290	$4,169	$1,838	$3,232
1 Includes $4.1 billion, $3.7 billion, $3.7 billion, $3.9 billion, and $4.6 billion of lease financing and $796 million, $778 million, $729 million, $672 million, and $687 million of installment loans at December 31, 2018, 2017, 2016, 2015, and 2014, respectively.
2 Includes $163 million, $196 million, $222 million, $257 million, and $272 million of LHFI measured at fair value at December 31, 2018, 2017, 2016, 2015, and 2014, respectively.
3 Includes $1.2 billion, $1.6 billion, $3.5 billion, $1.5 billion, and $1.9 billion of LHFS measured at fair value at December 31, 2018, 2017, 2016, 2015, and 2014, respectively.

Table 6 presents our outstanding commercial LHFI by industry:

Commercial LHFI by Industry				Table 6
	December 31, 2018		December 31, 2017
(Dollars in millions)	Commercial LHFI	% of Total Commercial	Commercial LHFI	% of Total Commercial
Real estate	$13,614	17%	$12,905	17%
Consumer products and services	10,222	13	9,303	12
Health care & pharmaceuticals	8,207	10	8,058	11
Automotive	8,185	10	7,444	10
Diversified financials and insurance	8,118	10	7,227	10
Diversified commercial services and supplies	4,772	6	3,837	5
Retail	3,614	4	3,383	4
Capital goods	3,485	4	3,075	4
Government	3,370	4	3,438	5
Media & telecommunication services	3,127	4	2,979	4
Energy	2,610	3	2,176	3
Technology (hardware & software)	2,339	3	2,371	3
Transportation	2,174	3	1,795	2
Materials	2,069	3	2,044	3
Utilities	2,022	2	2,030	3
Not-for-profits/religious organizations	1,977	2	1,914	3
Other	1,035	1	1,498	2
Total commercial loans	$80,940	100%	$75,477	100%

Table 7 presents maturities and sensitivities of certain LHFI to changes in interest rates:

Select LHFI Maturity and Sensitivity Information				Table 7
	At December 31, 2018
(Dollars in millions)	Total	Due in 1 Year or Less	Due After 1 Year through 5 Years	Due After 5 Years
Loan Maturity
C&I and CRE [1]	$73,547	$27,239	$42,087	$4,221
Commercial construction	2,538	1,049	1,473	16
Total	$76,085	$28,288	$43,560	$4,237

Interest Rate Sensitivity
Selected loans with:
Predetermined interest rates			$4,180	$2,213
Floating or adjustable interest rates			39,380	2,024
Total			$43,560	$4,237
1 Excludes $4.1 billion of lease financing and $796 million of installment loans.

Table 8 presents our LHFI portfolio by geography (based on the U.S. Census Bureau's classifications of U.S. regions):

LHFI Portfolio by Geography						Table 8
	December 31, 2018
	Commercial LHFI		Consumer LHFI		Total LHFI
(Dollars in millions)	Balance	% of Total Commercial	Balance	% of Total Consumer	Balance	% of Total LHFI
South region:
Florida	$13,442	17%	$13,358	19%	$26,800	18%
Georgia	10,689	13	8,519	12	19,208	13
Virginia	6,481	8	7,529	11	14,010	9
Maryland	4,591	6	6,236	9	10,827	7
North Carolina	4,418	5	5,424	8	9,842	6
Texas	4,420	5	4,782	7	9,202	6
Tennessee	4,244	5	2,962	4	7,206	5
South Carolina	1,522	2	2,418	3	3,940	3
District of Columbia	1,746	2	1,094	2	2,840	2
Other Southern states	2,325	3	2,619	4	4,944	3
Total South region	53,878	67	54,941	77	108,819	72
Northeast region:
New York	5,033	6	1,278	2	6,311	4
Pennsylvania	1,942	2	1,312	2	3,254	2
New Jersey	1,426	2	755	1	2,181	1
Other Northeastern states	2,844	4	985	1	3,829	3
Total Northeast region	11,245	14	4,330	6	15,575	10
West region:
California	5,299	7	3,653	5	8,952	6
Other Western states	2,705	3	2,813	4	5,518	4
Total West region	8,004	10	6,466	9	14,470	10
Midwest region:
Illinois	1,947	2	1,131	2	3,078	2
Ohio	985	1	795	1	1,780	1
Missouri	979	1	491	1	1,470	1
Other Midwestern states	2,183	3	2,663	4	4,846	3
Total Midwest region	6,094	8	5,080	7	11,174	7
Foreign loans	1,719	2	82	—	1,801	1
Total	$80,940	100%	$70,899	100%	$151,839	100%

LHFI Portfolio by Geography (continued)
	December 31, 2017
	Commercial LHFI		Consumer LHFI		Total LHFI
(Dollars in millions)	Balance	% of Total Commercial	Balance	% of Total Consumer	Balance	% of Total LHFI
South region:
Florida	$12,792	17%	$13,474	20%	$26,266	18%
Georgia	10,250	14	8,462	12	18,712	13
Virginia	6,580	9	7,545	11	14,125	10
Maryland	4,104	5	6,095	9	10,199	7
North Carolina	4,482	6	5,354	8	9,836	7
Texas	3,954	5	4,122	6	8,076	6
Tennessee	4,101	5	2,985	4	7,086	5
South Carolina	1,155	2	2,385	4	3,540	2
District of Columbia	1,501	2	1,022	2	2,523	2
Other Southern states	2,791	4	2,452	4	5,243	4
Total South region	51,710	69	53,896	80	105,606	74
Northeast region:
New York	4,731	6	1,139	2	5,870	4
Pennsylvania	1,458	2	1,189	2	2,647	2
New Jersey	1,327	2	689	1	2,016	1
Other Northeastern states	2,387	3	895	1	3,282	2
Total Northeast region	9,903	13	3,912	6	13,815	10
West region:
California	4,893	6	3,246	5	8,139	6
Other Western states	2,172	3	2,235	3	4,407	3
Total West region	7,065	9	5,481	8	12,546	9
Midwest region:
Illinois	1,637	2	922	1	2,559	2
Ohio	718	1	688	1	1,406	1
Missouri	922	1	395	1	1,317	1
Other Midwestern states	2,211	3	2,336	3	4,547	3
Total Midwest region	5,488	7	4,341	6	9,829	7
Foreign loans	1,311	2	74	—	1,385	1
Total	$75,477	100%	$67,704	100%	$143,181	100%

Loans Held for Investment
LHFI totaled $151.8 billion at December 31, 2018, an increase of $8.7 billion from December 31, 2017, driven largely by increases in C&I, CRE, consumer direct, nonguaranteed residential mortgages, guaranteed student, and consumer indirect loans, offset partially by decreases in commercial construction loans and residential home equity products.
Average LHFI for 2018 totaled $145.7 billion, up $1.5 billion, or 1%, compared to 2017, driven primarily by increases in consumer direct, nonguaranteed residential mortgages, CRE, guaranteed student, and consumer indirect loans. These increases were offset partially by declines in average home equity products, C&I, and commercial construction loans. See Table 1 and the "Net Interest Income/Margin" section in this MD&A for more detailed information regarding average LHFI balances, yields earned, and associated impacts on net interest income.
Commercial loans increased $5.5 billion, or 7%, during 2018, driven by a $4.8 billion, or 7%, increase in C&I loans resulting from growth in a number of industry verticals and client segments. CRE loans also increased $1.9 billion, or 37%, driven by increased production across a diverse array of property types as a result of investments we have made in new lending capabilities. These increases were offset partially by a $1.3 billion, or 33%, decrease in commercial construction loans due primarily to payoffs and paydowns.
Consumer loans increased $3.2 billion, or 5%, during 2018, driven by a $1.9 billion, or 22%, increase in other direct, a $1.7 billion, or 6%, increase in nonguaranteed residential mortgages, a $596 million, or 9%, increase in guaranteed student loans, and a $279 million, or 2%, increase in indirect loans. These increases were offset partially by a $1.2 billion, or 11%, decrease in residential home equity products.
At December 31, 2018, 40% of our residential home equity product balance was in a first lien position and 60% was in a junior lien position. For residential home equity products in a junior lien position at December 31, 2018, we own or service 32% of the balance of loans that are senior to the home equity product.
Loans Held for Sale
LHFS decreased $822 million, or 36%, during 2018, due primarily to loan sales exceeding mortgage production.

Asset Quality
Our asset quality metrics were strong during 2018, evidenced by our low net charge-offs to total average LHFI ratio and low NPLs to period-end LHFI ratio. These low levels reflect the relative strength across our LHFI portfolio, particularly in C&I, CRE, residential mortgages, and home equity products, though we recognize that there could be normalization and variability moving forward. See the “Allowance for Credit Losses” and “Nonperforming Assets” sections of this MD&A for detailed information regarding our net charge-offs and NPLs.
NPAs decreased $152 million, or 21%, during 2018, driven by charge-offs, paydowns, and the return to accrual status of certain C&I NPLs and nonperforming home equity products. At December 31, 2018 and December 31, 2017, the ratio of NPLs to period-end LHFI was 0.35% and 0.47%, respectively.
Early stage delinquencies were 0.73% and 0.80% of total loans at December 31, 2018 and December 31, 2017,

respectively. Early stage delinquencies, excluding government-guaranteed loans, were 0.27% and 0.32% at December 31, 2018 and December 31, 2017, respectively. The reductions in early stage delinquencies resulted primarily from improvements in consumer loans.
For 2018 and 2017, net charge-offs totaled $338 million and $367 million, and the net charge-offs to total average LHFI ratio was 0.23% and 0.25%, respectively. The decline in net charge-offs compared to 2017 was driven primarily by overall asset quality improvements and lower commercial net charge-offs.
Looking to 2019, we expect to operate within a net charge-offs to total average LHFI ratio of between 25 and 30 basis points. Additionally, we expect the ALLL to period-end LHFI ratio to generally stabilize, which would result in a provision for loan losses that modestly exceeds net charge-offs, given loan growth.

ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the reserve for unfunded commitments. A rollforward of our allowance for credit losses and summarized credit loss experience is shown in Table 9. See Note 1, "Significant Accounting Policies," and Note 8, "Allowance for Credit

Losses," to the Consolidated Financial Statements in this Form 10-K as well as the “Critical Accounting Policies” section of this MD&A for further information regarding our ALLL accounting policy, determination, and allocation.

Summary of Credit Losses Experience					Table 9

	Year Ended December 31
(Dollars in millions)	2018	2017	2016	2015	2014
Allowance for Credit Losses
Balance - beginning of period	$1,814	$1,776	$1,815	$1,991	$2,094
(Benefit)/provision for unfunded commitments	(10)	12	4	9	4
Provision for loan losses:
Commercial LHFI	86	108	329	133	111
Consumer LHFI	132	289	111	23	227
Total provision for loan losses	218	397	440	156	338
Charge-offs:
Commercial LHFI	(131)	(167)	(287)	(117)	(128)
Consumer LHFI	(322)	(324)	(304)	(353)	(479)
Total charge-offs	(453)	(491)	(591)	(470)	(607)
Recoveries:
Commercial LHFI	24	40	35	45	57
Consumer LHFI	91	84	73	84	105
Total recoveries	115	124	108	129	162
Net charge-offs	(338)	(367)	(483)	(341)	(445)
Other [1]	—	(4)	—	—	—
Balance - end of period	$1,684	$1,814	$1,776	$1,815	$1,991
Components:
ALLL	$1,615	$1,735	$1,709	$1,752	$1,937
Unfunded commitments reserve [2]	69	79	67	63	54
Allowance for credit losses	$1,684	$1,814	$1,776	$1,815	$1,991
Average LHFI	$145,714	$144,216	$141,118	$133,558	$130,874
Period-end LHFI outstanding	151,839	143,181	143,298	136,442	133,112
Ratios:
ALLL to period-end LHFI [3]	1.06%	1.21%	1.19%	1.29%	1.46%
ALLL to NPLs [4]	3.10x	2.59x	2.03x	2.62x	3.07x
Net charge-offs to total average LHFI	0.23%	0.25%	0.34%	0.26%	0.34%
1 Related to loans disposed in connection with the sale of PAC. For additional information regarding the sale of PAC, see Note 3, “Acquisitions/Dispositions” to the Consolidated Financial Statements in this Form 10-K.
2 The unfunded commitments reserve is recorded in Other liabilities in the Consolidated Balance Sheets.
3 $163 million, $196 million, $222 million, $257 million, and $272 million of LHFI measured at fair value at December 31, 2018, 2017, 2016, 2015, and 2014, respectively, were excluded from period-end LHFI in the calculation, as no allowance is recorded for loans measured at fair value. We believe that this presentation more appropriately reflects the relationship between the ALLL and loans that attract an allowance.
4 $5 million, $4 million, $3 million, $3 million, and $3 million of NPLs measured at fair value at December 31, 2018, 2017, 2016, 2015, and 2014, respectively, were excluded from NPLs in the calculation, as no allowance is recorded for NPLs measured at fair value. We believe that this presentation more appropriately reflects the relationship between the ALLL and NPLs that attract an allowance.

Provision for Credit Losses
The total provision for credit losses includes the provision for loan losses and the (benefit)/provision for unfunded commitments. The provision for loan losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. For 2018, the total provision for loan losses decreased $179 million compared to 2017, driven primarily by lower hurricane-related reserves and net charge-offs as well as improved economic and credit conditions resulting in a lower ALLL.
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

Allowance for Loan and Lease Losses

ALLL by Loan Segment					Table 10
	At December 31
(Dollars in millions)	2018	2017	2016	2015	2014
ALLL:
Commercial LHFI	$1,080	$1,101	$1,124	$1,047	$986
Consumer LHFI	535	634	585	705	951
Total	$1,615	$1,735	$1,709	$1,752	$1,937
Segment ALLL as a % of total ALLL:
Commercial LHFI	67%	63%	66%	60%	51%
Consumer LHFI	33	37	34	40	49
Total	100%	100%	100%	100%	100%
Segment LHFI as a % of total LHFI:
Commercial LHFI	53%	53%	55%	55%	55%
Consumer LHFI	47	47	45	45	45
Total	100%	100%	100%	100%	100%

The ALLL decreased $120 million, or 7%, from December 31, 2017, to $1.6 billion at December 31, 2018. The decrease was due primarily to a reduction in the amount of reserves held for hurricane-related losses and improved economic and credit conditions, offset partially by loan growth. The ALLL to period-end LHFI ratio (excluding loans measured at fair value)

decreased 15 basis points from December 31, 2017, to 1.06% at December 31, 2018. The ratio of the ALLL to NPLs (excluding NPLs measured at fair value) increased to 3.10x at December 31, 2018, compared to 2.59x at December 31, 2017, due to a decrease in NPLs, offset partially by a decrease in the ALLL.

NONPERFORMING ASSETS

NPA and TDR Composition and Other Credit Data					Table 11
	At December 31
(Dollars in millions)	2018	2017	2016	2015	2014
NPAs:
Commercial NPLs:
C&I	$157	$215	$390	$308	$151
CRE	2	24	7	11	21
Commercial construction	—	1	17	—	1
Total commercial NPLs	159	240	414	319	173
Consumer NPLs:
Residential mortgages - nonguaranteed	204	206	177	183	254
Residential home equity products	138	203	235	145	174
Residential construction	11	11	12	16	27
Other direct	7	7	6	6	6
Indirect	7	7	1	3	—
Total consumer NPLs	367	434	431	353	461
Total nonaccrual loans/NPLs [1]	$526	$674	$845	$672	$634
OREO [2]	$54	$57	$60	$56	$99
Other repossessed assets	9	10	14	7	9
Nonperforming LHFS	—	—	—	—	38
Total NPAs	$589	$741	$919	$735	$780
Accruing LHFI past due 90 days or more	$1,652	$1,405	$1,288	$981	$1,057
Accruing LHFS past due 90 days or more	1	2	1	—	1
TDRs:
Accruing restructured loans	$2,339	$2,468	$2,535	$2,603	$2,592
Nonaccruing restructured loans [1]	291	286	306	176	273
Ratios:
NPLs to period-end LHFI	0.35%	0.47%	0.59%	0.49%	0.48%
NPAs to period-end LHFI, OREO, other repossessed assets, and nonperforming LHFS	0.39	0.52	0.64	0.54	0.59
1 Nonaccruing restructured loans are included in total nonaccrual loans/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or guaranteed by the VA. Proceeds due from the FHA and the VA are recorded as a receivable in Other assets in the Consolidated Balance Sheets until the property is conveyed and the funds are received. The receivable related to proceeds due from the FHA and the VA totaled $50 million, $45 million, $50 million, $52 million, and $57 million at December 31, 2018, 2017, 2016, 2015, and 2014, respectively.

Problem loans or loans with potential weaknesses, such as nonaccrual loans, loans over 90 days past due and still accruing, and TDR loans, are disclosed in the NPA table above. Loans with known potential credit problems that may not otherwise be disclosed in this table include accruing criticized commercial loans, which are disclosed along with additional credit quality information in Note 7, “Loans,” to the Consolidated Financial Statements in this Form 10-K. At December 31, 2018 and December 31, 2017, there were no known significant potential problem loans that are not otherwise disclosed. See the "Critical Accounting Policies" MD&A section of this Form 10-K for additional information regarding our policy on loans classified as nonaccrual.
NPAs decreased $152 million, or 21%, during 2018. The decrease in NPAs was driven primarily by a decrease in commercial NPLs and the return to accrual status of certain nonperforming home equity products.

Nonperforming Loans
NPLs at December 31, 2018 totaled $526 million, a decrease of $148 million, or 22%, from December 31, 2017, driven primarily by decreases in C&I, CRE, and home equity NPLs. The ratio of NPLs to period-end LHFI was 0.35% and 0.47% at December 31, 2018 and December 31, 2017, respectively.
Commercial NPLs decreased $81 million, or 34%, during 2018 driven by decreases in C&I and CRE NPLs of $58 million, or 27%, and $22 million, or 92%, respectively. These decreases were due primarily to charge-offs, paydowns, and the return to accrual status of certain C&I NPLs.
Consumer NPLs decreased $67 million, or 15%, from December 31, 2017, driven by the return to accrual status of certain home equity products.
Interest income on consumer nonaccrual loans, if received, is recognized on a cash basis. Interest income on commercial nonaccrual loans is not generally recognized until after the principal amount has been reduced to zero. Interest income recognized on nonaccrual loans (which includes out-of-period interest for certain commercial nonaccrual loans) totaled $19 million and $32 million for 2018 and 2017, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $45 million and $43 million would have been recognized during 2018 and 2017, respectively.

Other Nonperforming Assets
OREO decreased $3 million, or 5%, during 2018 to $54 million at December 31, 2018. Sales of OREO resulted in proceeds of $63 million and $60 million during 2018 and 2017, resulting in net gains of $9 million and $10 million, respectively, inclusive of valuation reserves.
Most of our OREO properties are located in Florida, Maryland, Georgia, and South Carolina. Residential and commercial real estate properties comprised 92% and 4%, respectively, of total OREO at December 31, 2018, with the remainder related to land. Upon foreclosure, the values of these properties were re-evaluated and, if necessary, written down to their then-current estimated fair value less estimated costs to sell. Any further decreases in property values could result in additional losses as they are regularly revalued. See the "Non-recurring Fair Value Measurements" section within Note 20, "Fair Value Election and Measurement," to the Consolidated Financial Statements in this Form 10-K for additional information.
Gains and losses on the sale of OREO are recorded in Other noninterest expense in the Consolidated Statements of Income. Sales of OREO and the related gains or losses are highly dependent on our disposition strategy. We are actively managing and disposing of these assets to minimize future losses and to maintain compliance with regulatory requirements.
Accruing loans past due 90 days or more are included in LHFI and LHFS, and totaled $1.7 billion and $1.4 billion at December 31, 2018 and 2017, respectively. Of these, 97% and 98% were government-guaranteed at December 31, 2018 and 2017, respectively. Accruing LHFI past due 90 days or more increased $247 million, or 18%, during 2018, driven by a $280 million, or 27%, increase in guaranteed student loans, offset partially by a $51 million, or 15%, decrease in guaranteed residential mortgages.
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
At December 31, 2018, our total TDR portfolio totaled $2.6 billion and was comprised of $2.5 billion, or 95%, of consumer loans (predominantly first and second lien residential mortgages and home equity lines of credit) and $133 million, or 5%, of commercial loans. Total TDRs decreased $124 million, or 5%, from December 31, 2017, as a $129 million, or 5%, decrease in accruing TDRs was offset partially by a $5 million, or 2%, increase in nonaccruing TDRs.
Generally, interest income on restructured loans that have met sustained performance criteria and returned to accruing status is recognized according to the terms of the restructuring. Such recognized interest income totaled $108 million for both 2018 and 2017. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $127 million and $130 million for 2018 and 2017, respectively, would have been recognized.
For additional information regarding our restructured loans and associated accounting policies, see Note 1, “Significant Accounting Policies,” and Note 7, “Loans,” to the Consolidated Financial Statements in this Form 10-K as well as the “Nonperforming Assets” section of this MD&A.

SELECTED FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE
The following is a discussion of the more significant financial assets and financial liabilities that are measured at fair value on the Consolidated Balance Sheets at December 31, 2018 and 2017. For a complete discussion of our financial instruments measured at fair value and the methodologies used to estimate the fair values of our financial instruments, see Note 20, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-K.

Trading Assets and Liabilities and Derivative Instruments
Trading assets and derivative instruments increased $413 million, or 8%, compared to December 31, 2017. This increase was due primarily to increases in trading loans, agency MBS, U.S. Treasury securities, CP, and corporate and other debt securities, offset partially by decreases in federal agency securities and derivative instruments. These changes were driven by normal activity in the trading portfolio product mix as we manage our business and continue to meet our clients' needs. Trading liabilities and derivative instruments increased $321 million, or 25%, compared to December 31, 2017, driven by increases in U.S. Treasury securities and corporate and other debt securities. For composition and valuation assumptions related to our trading products, as well as additional information on our derivative instruments, see Note 5, “Trading Assets and Liabilities and Derivative Instruments,” Note 19, “Derivative Financial Instruments,” and the “Trading Assets and Derivative Instruments and Investment Securities” section of Note 20, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-K. Also, for a discussion of market risk associated with our trading activities, refer to the “Market Risk Management—Market Risk from Trading Activities” section of this MD&A.

Investment Securities

Investment Securities Portfolio Composition				Table 12
	December 31, 2018
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities AFS:
U.S. Treasury securities	$4,277	$—	$66	$4,211
Federal agency securities	221	2	2	221
U.S. states and political subdivisions	606	4	21	589
MBS - agency residential	23,161	128	425	22,864
MBS - agency commercial	2,688	8	69	2,627
MBS - non-agency commercial	943	—	27	916
Corporate and other debt securities	14	—	—	14
Total securities AFS	$31,910	$142	$610	$31,442

	December 31, 2017 [1]
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities AFS:
U.S. Treasury securities	$4,361	$2	$32	$4,331
Federal agency securities	257	3	1	259
U.S. states and political subdivisions	618	7	8	617
MBS - agency residential	22,616	222	134	22,704
MBS - agency commercial	2,121	3	38	2,086
MBS - non-agency residential	55	4	—	59
MBS - non-agency commercial	862	7	3	866
ABS	6	2	—	8
Corporate and other debt securities	17	—	—	17
Total securities AFS	$30,913	$250	$216	$30,947
1 Beginning January 1, 2018, we reclassified equity securities previously presented in Securities available for sale to Other assets on the Consolidated Balance Sheets. Prior periods have been revised to conform to the current presentation for comparability. See Note 11, "Other Assets," to the Consolidated Financial Statements in this Form 10-K for additional information.

Investment Securities Portfolio Composition (continued)
	December 31, 2016 [1]
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities AFS:
U.S. Treasury securities	$5,486	$5	$86	$5,405
Federal agency securities	310	5	2	313
U.S. states and political subdivisions	279	5	5	279
MBS - agency residential	22,379	311	254	22,436
MBS - agency commercial	1,263	2	39	1,226
MBS - non-agency residential	71	3	—	74
MBS - non-agency commercial	257	—	5	252
ABS	8	2	—	10
Corporate and other debt securities	34	1	—	35
Total securities AFS	$30,087	$334	$391	$30,030

[1]
Beginning January 1, 2018, we reclassified equity securities previously presented in Securities available for sale to Other assets on the Consolidated Balance Sheets. Prior periods have been revised to conform to the current presentation for comparability. See Note 11, "Other Assets," to the Consolidated Financial Statements in this Form 10-K for additional information.

Maturity Distribution of Investment Securities					Table 13
	December 31, 2018
(Dollars in millions)	Due in 1 Year or Less	Due After 1 Year through 5 Years	Due After 5 Years through 10 Years	Due After 10 Years	Total
Amortized Cost [1]:
Securities AFS:
U.S. Treasury securities	$315	$2,646	$1,316	$—	$4,277
Federal agency securities	112	29	8	72	221
U.S. states and political subdivisions	2	81	15	508	606
MBS - agency residential	1,558	3,684	15,962	1,957	23,161
MBS - agency commercial	1	495	1,885	307	2,688
MBS - non-agency commercial	—	12	931	—	943
Corporate and other debt securities	—	14	—	—	14
Total securities AFS	$1,988	$6,961	$20,117	$2,844	$31,910
Fair Value [1]:
Securities AFS:
U.S. Treasury securities	$312	$2,603	$1,296	$—	$4,211
Federal agency securities	113	29	8	71	221
U.S. states and political subdivisions	2	84	16	487	589
MBS - agency residential	1,607	3,655	15,682	1,920	22,864
MBS - agency commercial	1	483	1,845	298	2,627
MBS - non-agency commercial	—	12	904	—	916
Corporate and other debt securities	—	14	—	—	14
Total securities AFS	$2,035	$6,880	$19,751	$2,776	$31,442
Weighted average yield [2]:
Securities AFS:
U.S. Treasury securities	1.64%	1.93%	2.31%	—%	2.03%
Federal agency securities	5.28	3.37	2.62	2.81	4.14
U.S. states and political subdivisions	5.17	4.00	4.04	3.27	3.40
MBS - agency residential	3.17	2.43	3.05	3.11	2.97
MBS - agency commercial	—	2.19	2.73	2.89	2.64
MBS - non-agency commercial	—	2.26	3.24	—	3.22
Corporate and other debt securities	—	3.39	—	—	3.39
Total securities AFS	3.05%	2.25%	2.98%	3.11%	2.84%
1 The amortized cost and fair value of investment securities are presented based on remaining contractual maturity, with the exception of MBS, which are based on estimated average life. Receipt of cash flows may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.
2 Weighted average yields are based on amortized cost and presented on an FTE basis.

The investment securities portfolio is managed as part of our overall liquidity management and ALM process to optimize income and portfolio value over an entire interest rate cycle while mitigating the associated risks. Changes in the size and composition of the portfolio reflect our efforts to maintain a high quality, liquid portfolio, while managing our interest rate risk profile. The amortized cost of the portfolio increased $997 million during the year ended December 31, 2018, due primarily to increased holdings of agency commercial and residential MBS as well as non-agency commercial MBS, offset partially by decreased holdings of U.S. Treasury securities, non-agency residential MBS, and federal agency securities. The fair value of the securities AFS portfolio increased $495 million compared to December 31, 2017, due primarily to the aforementioned increases in securities holdings, offset largely by a $502 million increase in net unrealized losses associated with increased market interest rates. At December 31, 2018, the overall securities AFS portfolio was in a $468 million net unrealized loss position, compared to a net unrealized gain position of $34 million at December 31, 2017. The securities AFS portfolio had an effective duration of 4.6 years at December 31, 2018 compared to 4.5 years at December 31, 2017.
Net realized gains on the sale of securities AFS were immaterial for the year ended December 31, 2018 and the year ended December 31, 2016, while net realized losses on the sale of securities AFS for the year ended December 31, 2017 totaled

$108 million due to the fourth quarter of 2017 portfolio restructuring. There were no OTTI credit losses recognized in earnings for the year ended December 31, 2018 or the year ended December 31, 2016, and OTTI credit losses for the year ended December 31, 2017 were immaterial. For additional information on our accounting policies, composition, and valuation assumptions related to the securities AFS portfolio, see Note 1, "Significant Accounting Policies," Note 6, "Investment Securities," and the “Trading Assets and Derivative Instruments and Investment Securities” section of Note 20, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-K.
For the year ended December 31, 2018, the average yield on the securities AFS portfolio was 2.69%, compared to 2.47% for the year ended December 31, 2017. The increase in average yield was due primarily to higher benchmark interest rates and lower premium amortization. See additional discussion related to average yields on securities AFS in the "Net Interest Income/Margin" section of this MD&A.
The credit quality and liquidity profile of our investment securities portfolio remained strong at December 31, 2018. Over the longer term, the size and composition of the investment securities portfolio will reflect balance sheet trends and our overall liquidity objectives. Accordingly, the size and composition of the investment securities portfolio could change over time.

DEPOSITS

Composition of Average Deposits					Table 14
	Year Ended December 31			% of Total Deposits
(Dollars in millions)	2018	2017	2016	2018	2017	2016
Noninterest-bearing deposits	$42,591	$43,655	$43,400	26%	27%	28%
Interest-bearing deposits:
NOW accounts	46,170	45,009	40,949	29	28	26
Money market accounts	50,042	53,592	53,795	31	33	35
Savings	6,647	6,519	6,285	4	4	4
Consumer time	6,332	5,626	5,852	4	4	4
Other time	7,986	5,148	3,908	5	3	2
Total consumer and commercial deposits	159,768	159,549	154,189	99	99	99
Brokered time deposits	1,031	941	926	1	1	1
Foreign deposits	94	421	123	—	—	—
Total deposits	$160,893	$160,911	$155,238	100%	100%	100%

During 2018, we experienced continued deposit growth across most of our product categories as well as a migration from lower-cost deposits to CDs, due largely to higher interest rates. See Table 1, Table 2, and the “Net Interest Income/Margin” section in this MD&A for additional information regarding average deposit balances, rates paid, and associated impacts on net interest income. See Note 6, “Investment Securities,” to the Consolidated Financial Statements in this Form 10-K for information regarding collateral pledged to secure public deposits.

Average consumer and commercial deposits increased $219 million in 2018, relatively stable compared to 2017 as growth in time deposits and NOW accounts were offset largely by declines in money market accounts and noninterest-bearing deposits. Average deposits grew in the Consumer business segment, driven by targeted client outreach, improved execution across our branch network, leveraging new pricing capabilities, and a focus on meeting our clients’ deposit needs across all channels. The Wholesale business segment experienced a decline in average deposits driven by outflows into alternative investments, corporate funding, and acquisitions.

Consumer and commercial deposit growth remains one of our key areas of focus. During 2018, we continued to execute on our targeted strategy of retaining our existing depositors and capturing new market share, while managing the rates we paid for deposits. We maintained pricing discipline through a judicious use of competitive rates in select products and markets. Looking forward to 2019, we expect deposit costs to continue to trend upwards, with the trajectory influenced by the interest rate environment and our loan growth. We remain focused on investing in products and capabilities that enhance the client experience, outside of rate paid.
The aggregate amount outstanding of time deposits in denominations of $100,000 or more at December 31, 2018, by remaining contractual maturity, is presented in Table 15.

Contractual Maturities of Time Deposits of $100,000 or More			Table 15
(Dollars in millions)	Consumer and Other Time	Brokered Time	Total
Remaining Contractual Maturity:
3 months or less	$1,095	$53	$1,148
Over 3 through 6 months	1,111	45	1,156
Over 6 through 12 months	2,278	70	2,348
Over 12 months	4,288	877	5,165
Total	$8,772	$1,045	$9,817
Refer to the “Contractual Obligations” section of this MD&A and Note 13, “Borrowings and Contractual Commitments,” to the Consolidated Financial Statements in this Form 10-K for additional information regarding time deposit maturities.

BORROWINGS

Short-Term Borrowings		Table 16

	At December 31
(Dollars in millions)	2018	2017
Funds purchased	$2,141	$2,561
Securities sold under agreements to repurchase	1,774	1,503
Other short-term borrowings:
FHLB advances	4,000	—
Dealer collateral	503	367
Master notes	354	350
Total other short-term borrowings	4,857	717
Total short-term borrowings	$8,772	$4,781
Short-term borrowings include funds purchased, securities sold under agreements to repurchase, and other short-term borrowings. Our short-term borrowings at December 31, 2018 increased $4.0 billion, or 83%, from December 31, 2017, driven by increases of $4.0 billion and $271 million in outstanding FHLB advances and securities sold under agreements to repurchase, respectively, offset partially by a $420 million decrease in funds purchased.

Long-Term Debt		Table 17

	At December 31
(Dollars in millions)	2018	2017
Parent Company:
Senior, fixed rate	$3,467	$3,353
Senior, floating rate	51	51
Subordinated, fixed rate	200	200
Junior subordinated, floating rate	627	628
Structured notes [1]	200	242
Total	4,545	4,474
Less: Debt issuance costs	9	8
Total Parent Company debt	4,536	4,466

Subsidiaries [2]:
Senior, fixed rate [3]	6,238	3,609
Senior, floating rate	1,085	512
Senior, fixed-to-floating rate	2,364	—
Subordinated, fixed rate	864	1,206
Total	10,551	5,327
Less: Debt issuance costs	15	8
Total subsidiaries debt	10,536	5,319
Total long-term debt [4]	$15,072	$9,785
1  Consists of notes with various terms that include fixed or floating interest, or returns that are linked to an equity index.
2 82% and 77% of total subsidiary debt was issued by the Bank at December 31, 2018 and 2017, respectively.
3 Includes leases and other obligations that do not have a stated interest rate.
4 Includes $289 million and $530 million of long-term debt measured at fair value at December 31, 2018 and 2017, respectively.

During the year ended December 31, 2018, our long-term debt increased by $5.3 billion, or 54%. This increase was driven by our 2018 debt issuances of $4.8 billion (summarized in Table 18) as well as by increases of $1.0 billion and $530 million in outstanding FHLB advances and direct finance leases, respectively. Partially offsetting these increases were $750 million and $314 million of senior note and subordinated note maturities during the year ended December 31, 2018. We may opportunistically repurchase certain of our outstanding debt securities in the future, depending on market conditions.

2018 Debt Issuances	Table 18
Issuance Description	Principal Amount (Dollars in millions)
Parent Company:
7-year fixed rate senior notes	$850
Bank:
3-year fixed-to-floating rate senior notes	750
3-year fixed-to-floating rate senior notes	600
7-year fixed rate senior notes	500
6-year fixed-to-floating rate senior notes	500
5-year fixed rate senior notes	500
4-year fixed-to-floating rate senior notes	500
4-year floating rate senior notes	300
3-year floating rate senior notes	300

CAPITAL RESOURCES
Regulatory Capital
Our primary federal regulator, the Federal Reserve, measures capital adequacy within a framework that sets capital requirements relative to the risk profiles of individual banks. The framework assigns risk weights to assets and off-balance sheet risk exposures according to predefined classifications, creating a base from which to compare capital levels. We measure capital adequacy using the standardized approach to the FRB’s Basel III Final Rule. Basel III capital categories are discussed below.
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
To be considered “adequately capitalized,” we are subject to minimum CET1, Tier 1 capital, and Total capital ratios of

4.5%, 6%, and 8%, respectively, plus, in 2018, 2017, and 2016, CCB amounts of 1.875%, 1.25%, and 0.625%, respectively, were required to be maintained above the minimum capital ratios. The CCB was fully phased-in at 2.5% above the minimum capital ratios on January 1, 2019. The CCB places restrictions on the amount of retained earnings that may be used for capital distributions or discretionary bonus payments as risk-based capital ratios approach their respective “adequately capitalized” minimum capital ratios plus the CCB. To be considered “well-capitalized,” Tier 1 and Total capital ratios of 6% and 10%, respectively, are required.
In April 2018, the FRB issued an NPR that included proposed modifications to minimum regulatory capital requirements as well as proposed changes to assumptions used in the stress testing process. The modifications would replace the 2.5% CCB with a Stress Capital Buffer (“SCB”). The SCB is the greater of (i) the difference between the actual CET1 ratio and the minimum forecasted CET1 ratio under a severely adverse scenario, based on modeling and projections performed by the Federal Reserve, plus four quarters of planned common stock dividends, or (ii) 2.5%. If finalized, the SCB would be calculated based on the 2019 CCAR process and be incorporated into capital requirements effective as of the fourth quarter of 2019.
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
In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) was signed into law, which provides certain limited amendments to the Dodd-Frank Act as well as certain targeted modifications to other post-financial crisis regulatory requirements. The federal banking agencies have proposed several rules to implement the EGRRCPA (including the October 2018 NPR discussed below), but these proposed rules are subject to finalization, and additional rulemakings by the federal regulators are expected to be issued.

As a result, we continue to evaluate the impact of the EGRRCPA, but anticipate that certain of its provisions could affect our capital planning and strategy execution. See the “Enhanced Prudential Standards,” “Mandatory Liquidity Coverage Ratio and Net Stable Funding Ratio,” and “Capital Planning and Stress Testing” sections of Part I, Item 1, “Business,” in this Form 10-K for more information on the EGRRCPA.
In September 2018, the OCC, FRB, and FDIC issued an NPR that would revise the definition of high volatility commercial real estate exposure (“HVCRE”) to conform with the statutory definition of a high volatility commercial real estate acquisition, development, or construction loan, in accordance with the Act. The revised definition would exclude any loans made prior to January 1, 2015, and certain other loans currently classified as HVCRE. We are currently evaluating the impact of this NPR on our capital ratios.
In October 2018, the OCC, FRB, and FDIC issued a joint NPR to address the tailoring provided for in the EGRRCPA that would establish four risk-based categories of standards for determining applicability of capital and liquidity requirements for large U.S. banking organizations. The proposal is consistent with a separate NPR issued concurrently by the FRB that would amend certain prudential standards, including standards relating to liquidity, risk management, stress testing, and single-counterparty credit limits, to reflect the risk profiles of banking organizations.
In February 2019, the FRB announced that certain less-complex BHCs with less than $250 billion in assets, including the Company, would not be subject to supervisory stress testing, company-run stress testing, or CCAR for 2019.
For more information on these NPRs and announcements, see the “Enhanced Prudential Standards,” “Mandatory Liquidity Coverage Ratio and Net Stable Funding Ratio,” and “Capital Planning and Stress Testing” sections of Part I, Item 1, “Business,” in this Form 10-K.
Also in October 2018, the OCC, FRB, and FDIC issued an NPR that introduced a new approach for calculating the exposure amount of derivative contracts for regulatory capital purposes, the standardized approach for counterparty credit risk (“SA-CCR”). If finalized, we could elect to utilize the SA-CCR in place of the current exposure methodology for determining counterparty credit risk exposures, as the SA-CCR would be optional for non-advanced approaches banking institutions.

Table 19 presents the Company's Basel III regulatory capital metrics:

Regulatory Capital Metrics [1]			Table 19
(Dollars in millions)	December 31, 2018	December 31, 2017	December 31, 2016
Regulatory capital:
CET1	$17,258	$17,141	$16,953
Tier 1 capital	19,306	19,622	18,186
Total capital	22,517	23,028	21,685
Assets:
RWA	$187,380	$175,950	$176,825
Average total assets for leverage ratio	208,482	200,141	197,272
Risk-based ratios [2]:
CET1	9.21%	9.74%	9.59%
Tier 1 capital	10.30	11.15	10.28
Total capital	12.02	13.09	12.26
Leverage	9.26	9.80	9.22
Total shareholders’ equity to assets	11.26	12.21	11.53
1 We calculated these measures based on the methodology specified by our primary regulator, which may differ from the calculations used by other financial services companies that present similar metrics.
2 Basel III capital ratios are calculated under the standardized approach using regulatory capital methodology applicable to us for each period presented.

Our CET1 ratio decreased compared to December 31, 2017, driven primarily by growth in risk weighted assets and higher share repurchases, offset partially by an increase in retained earnings. The Tier 1 capital and Total capital ratios declined compared to December 31, 2017, due to the impact of our redemption of all outstanding shares of Series E Preferred Stock in the first quarter of 2018 as well as the aforementioned impacts to our CET1 ratio. Specifically, we used net proceeds from our November 2017 Series H Preferred Stock issuance to redeem all 4,500 shares of our outstanding higher cost Series E Preferred Stock in the first quarter of 2018. At December 31, 2018, our capital ratios were well above current regulatory requirements. See Note 15, “Capital,” to the Consolidated Financial Statements

in this Form 10-K for additional information regarding our regulatory capital adequacy requirements and metrics.
Capital Actions
We declared and paid common dividends of $826 million, or $1.80 per common share, during the year ended December 31, 2018, compared to $634 million, or $1.32 per common share, during the year ended December 31, 2017 and $498 million, or $1.00 per common share, during the year ended December 31, 2016. Additionally, we paid dividends on our preferred stock of $107 million, $94 million, and $66 million during the years ended December 31, 2018, 2017, and 2016, respectively.

Various regulations administered by federal and state bank regulatory authorities restrict the Bank’s ability to distribute its retained earnings. At December 31, 2018, 2017, and 2016, the Bank's capacity to pay cash dividends to the Parent Company under these regulations totaled approximately $2.2 billion, $2.5 billion, and $2.5 billion, respectively.
During the first half of 2018, we repurchased $660 million of our outstanding common stock at market value, which completed our $1.32 billion of authorized common equity repurchases approved by the Board in conjunction with the 2017 capital plan.
In June 2018, we announced capital plans in response to the Federal Reserve’s review of and non-objection to our 2018 capital plan submitted in conjunction with the 2018 CCAR. Our 2018 capital plan includes increases in our share repurchase program and quarterly common stock dividend, while maintaining our level of preferred stock dividends. Specifically, the 2018 capital plan authorized the repurchase of up to $2.0 billion of our outstanding common stock to be completed between the third quarter of 2018 and the second quarter of 2019, as well as a 25% increase in our quarterly common stock dividend from $0.40 per share to $0.50 per share, beginning in the third quarter of 2018.
During the second half of 2018, we repurchased $1.25 billion of our outstanding common stock at market value as part of this 2018 capital plan. In January 2019, we repurchased an additional $250 million of our outstanding common stock under the 2018 capital plan pursuant to an SEC Rule 10b5-1 repurchase plan entered into on November 6, 2018, and we do not intend to utilize our remaining share repurchase capacity of $500 million under the 2018 capital plan.
See Item 5 of this Form 10-K for additional information regarding our share repurchase activity, and Note 15, “Capital,” to the Consolidated Financial Statements in this Form 10-K for additional information regarding our capital actions.

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
General allowances are established for loans and leases grouped into pools that have similar characteristics. The ALLL Committee estimates probable losses by evaluating quantitative and qualitative factors for each loan portfolio segment, including net charge-off trends, internal risk ratings, changes in internal risk ratings, loss forecasts, collateral values, geographic location, delinquency rates, nonperforming and restructured loan status, origination channel, product mix, underwriting practices, industry conditions, and economic trends. In addition to these factors, the consumer and residential portfolio segments consider borrower FICO scores, and the commercial portfolio segment considers single name borrower concentration.
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

Our determination of the ALLL for commercial loans is sensitive to the assigned internal risk ratings and inherent expected loss rates. A downgrade of one level in the PD risk ratings for all commercial loans and leases would have increased the ALLL by approximately $446 million at December 31, 2018. If the estimated loss severity rates for the entire commercial loan portfolio were increased by 10%, the ALLL for the commercial portfolio would increase by approximately $106 million at December 31, 2018.
The allowance for consumer loans is also sensitive to changes in estimated loss severity rates. If the estimated loss severity rates for these loans increased by 10%, the total ALLL for the consumer portfolio would increase by approximately $39 million at December 31, 2018. These sensitivity analyses are intended to provide insights into the impact of adverse changes in risk rating and estimated loss severity rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed, management believes the risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, could reach different conclusions that could be material to our financial statements.
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
Our financial results are affected by the changes in the allowance for credit losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for credit losses. Changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for credit losses. Such an adjustment could materially affect net income. For additional information on our allowance for credit losses, see the “Allowance for Credit Losses” and “Nonperforming Assets” sections of this MD&A as well as Note 1, “Significant Accounting Policies,” Note 7, “Loans,” and Note 8, “Allowance for Credit Losses,” to the Consolidated Financial Statements in this Form 10-K.
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
Due to the inherent uncertainties of the legal and regulatory processes in the jurisdictions in which we operate, our estimates may be materially different than the actual outcomes, which could have material effects on our business, financial condition, and results of operations. See Note 21, “Contingencies,” to the Consolidated Financial Statements in this Form 10-K for additional information regarding legal and regulatory matters.

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
Fair value measurements for assets and liabilities that include significant inputs that are not observable in the market are classified as level 3 measurements in the fair value hierarchy. We have instituted various processes and controls surrounding these measurements to ensure appropriate methodologies are utilized. We maintain a cross-functional approach when estimating the fair value of these difficult to value financial instruments. This includes input from not only the related line of business, but also from risk management and finance, to ultimately arrive at an appropriate estimate of the instrument’s fair value. This process often involves the gathering of multiple sources of information, including broker quotes, values provided by pricing services, trading activity in other similar instruments, market indices, and pricing matrices.
Modeling techniques incorporate our assessments regarding assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risks inherent in a particular valuation technique. These assessments are subjective; the use of different assumptions could result in material changes to these fair value measurements. We employed significant unobservable inputs when estimating the fair value of certain securities AFS and derivative instruments (primarily IRLCs), LHFI accounted for at fair value, and residential MSRs.

We record all single-family residential MSRs at fair value on a recurring basis. The fair value of residential MSRs is based on discounted cash flow analyses and can vary significantly quarter to quarter as market conditions and projected interest rates change. We provide disclosure of the key economic assumptions used to measure residential MSRs, including the uncertainty of the fair values to adverse changes to these assumptions, in Note 10, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements in this Form 10-K. The key assumptions do not take into account hedging activities discussed in the “Other Market Risk” section of this MD&A.
Overall, the financial impact of the level 3 financial instruments did not have a material impact on our liquidity or capital. Table 20 discloses assets and liabilities measured at fair value on a recurring basis that are classified as level 3 measurements.

Level 3 Assets and Liabilities		Table 20
	December 31
(Dollars in millions)	2018	2017
Assets:
Derivative instruments [1]	$20	$16
Securities AFS [2]	—	72
LHFI	163	196
Residential MSRs	1,983	1,710
Total level 3 assets	$2,166	$1,994
Total assets	$215,543	$205,962
Total assets measured at fair value on a recurring basis	40,367	39,579
Level 3 assets as a % of total assets	1.0%	1.0%
Level 3 assets as a % of total assets measured at fair value on a recurring basis	5.4%	5.0%
Liabilities:
Derivative instruments [1]	$7	$16
Total level 3 liabilities	$7	$16
Total liabilities	$191,263	$180,808
Total liabilities measured at fair value on a recurring basis	2,296	2,049
Level 3 liabilities as a % of total liabilities	—%	—%
Level 3 liabilities as a % of total liabilities measured at fair value on a recurring basis	0.3%	0.8%
[1] Includes IRLCs.
[2] Beginning January 1, 2018, we reclassified equity securities previously presented in Securities AFS to Other assets on the Consolidated Balance Sheets. Prior periods have been revised to conform to the current presentation.

Level 3 securities AFS decreased by $72 million during the year ended December 31, 2018, driven primarily by sales of non-agency residential MBS and ABS. For a detailed discussion regarding level 3 financial instruments and valuation methodologies for each class of financial instrument, see Note 20, “Fair Value Election and Measurement,” and Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements in this Form 10-K.

Goodwill
At December 31, 2018, our reporting units were Consumer and Wholesale. See Note 22, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-K for further discussion of our reportable business segments. We conduct a qualitative goodwill assessment at the reporting unit level at least quarterly, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Factors considered in our qualitative assessment include financial performance, financial forecasts, macroeconomic conditions, industry and market conditions, cost factors, market capitalization, carrying value, and events affecting the reporting units. If, after considering all relevant events and circumstances, we determine it is more-likely-than-not that the fair value of a reporting unit is less than its respective carrying amount, then a quantitative impairment test is necessary to perform. If we elect to bypass the qualitative analysis, or conclude from our qualitative analysis that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, a two-step goodwill impairment test is performed either (i) annually as of October 1, or (ii) more frequently as considered necessary. In the first step of the impairment test, the fair value of each reporting unit is compared with its carrying amount. If the fair value is greater than the carrying amount, then the reporting unit’s goodwill is deemed not to be impaired. If the fair value is less than the carrying amount, then a second step is performed, which measures the amount of impairment by comparing the carrying amount of goodwill to its implied fair value.
We performed a qualitative goodwill assessment for the Consumer and Wholesale reporting units as of October 1, 2018, and concluded that a quantitative goodwill impairment test was not necessary for either reporting unit. We performed quantitative goodwill impairment tests as of October 1, 2017 and 2016, and determined that for our reporting units with goodwill balances, the fair values were in excess of their respective carrying amounts; therefore, no goodwill impairment was recognized. For additional information, see Note 1, “Significant Accounting Policies,” and Note 10, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements in this Form 10-K.
When we perform a quantitative analysis, the carrying value of equity of the reporting units, as well as Corporate Other, is determined by allocating our total equity to each reporting unit based on RWA using our actual Tier 1 capital ratio as of the measurement date. Tier 1 capital is utilized as it most closely aligns with equity as reported under U.S. GAAP. Appropriate adjustments are made to each reporting unit’s allocation using Tier 1 capital to conform with U.S. GAAP equity, namely to add back equity tied to goodwill and other intangible assets. We view this approach of determining the reporting units' carrying amounts based on regulatory capital as an objective measurement of the equity that a market participant would require to operate the reporting units.
The quantitative goodwill impairment analysis estimates the fair value of equity using discounted cash flow analyses. The inputs and assumptions specific to each reporting unit are incorporated in the valuations, including projections of future cash flows, discount rates, and an estimated long-term growth rate. We assess the reasonableness of the estimated fair value of the reporting units by comparing implied valuation multiples with valuation multiples from guideline companies and by comparing the aggregate estimated fair value of the reporting units to our market capitalization over a reasonable period of time. Significant and sustained declines in our market capitalization could be an indication of potential goodwill impairment.
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
The estimated fair values of the reporting units are highly sensitive to changes in these estimates and assumptions; therefore, in some instances, changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying amount. We perform sensitivity analyses around these assumptions in order to assess the reasonableness of the assumptions, and the resulting estimated fair values. Ultimately, potential future changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying amount. Additionally, the carrying value of a reporting unit's equity could change based on market conditions, asset growth, preferred stock issuances, or the risk profile of those reporting units, which could impact whether or not the fair value of a reporting unit is less than carrying amount.
Income Taxes
We are subject to income tax laws of the U.S., its states, and the municipalities where we conduct business. We estimate income tax expense based on amounts expected to be owed to these various tax jurisdictions. The estimated income tax expense or benefit is reported in the Consolidated Statements of Income.
Accrued taxes represent the net estimated amount due to or to be received from tax jurisdictions either currently or in the future and are reported in Other liabilities or Other assets on the Consolidated Balance Sheets. In estimating accrued taxes, we assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent, and other pertinent information. The income tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. Significant judgment is required in determining the tax accruals and in evaluating our tax positions, including evaluating uncertain tax positions. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws and new judicial guidance, the status of examinations by the tax authorities, and newly enacted statutory and regulatory guidance that could impact the relative merits and risks of tax positions. These changes, when they occur, impact tax expense and can materially affect our operating results. We review our tax positions quarterly and make adjustments to accrued taxes as new information becomes available.

Deferred income tax assets represent amounts available to reduce income taxes payable in future years. Such assets arise due to temporary differences between the financial reporting and the tax bases of assets and liabilities, as well as from NOL and tax credit carryforwards. We regularly evaluate the realizability of DTAs. A valuation allowance is recognized for a DTA if, based on the weight of available evidence, it is more-likely-than-not that some portion or all of the DTA will not be realized. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state carryforwards and certain other state DTAs. Since we expect to realize our remaining federal and state DTAs, no valuation allowance is deemed necessary against these DTAs at December 31, 2018. For additional income tax information, refer to the "Provision for Income Taxes" section in this MD&A as well as Note 1, “Significant Accounting Policies,” and Note 16, “Income Taxes,” to the Consolidated Financial Statements in this Form 10-K.

Employee Benefit Plans
We maintain various pension and other postretirement benefit plans for employees who meet certain requirements. Changes in the size and characteristics of the workforce or changes in the plan's design could result in a partial settlement of one or more of our pension plans. If lump sum payments were to exceed the total of interest cost and service cost for the year, settlement accounting would require immediate recognition through earnings of any net actuarial gain or loss recorded in AOCI based on the fair value of plan assets and plan obligations prior to settlement, and recognition of any related settlement costs.
During the fourth quarter of 2018, we reclassified $60 million of pre-tax deferred losses from AOCI into net income upon settlement of the NCF Retirement Plan. For additional information on our pension and other postretirement benefit plans as well as the NCF Retirement Plan settlement, see Note 17, “Employee Benefit Plans,” to the Consolidated Financial Statements in this Form 10-K.

ENTERPRISE RISK MANAGEMENT
In the normal course of business, we are exposed to various risks. We have established an enterprise risk framework to identify and manage these risks and support key business objectives. Underlying this framework are limits, metrics, policies, procedures, and processes designed to effectively identify, monitor, and manage risk in line with our overall risk appetite. Our risk management philosophy is not to eliminate risk entirely but rather to only accept risks that can be effectively managed and balanced with acceptable returns while also meeting regulatory objectives.
The Board is responsible for establishing our desired overall risk appetite and for oversight of risk management processes through the BRC. The BRC reports to and assists the Board in overseeing enterprise risk management (i.e., credit, market, liquidity, operational, technology, compliance, reputational, and strategic risk), enterprise capital adequacy, and material regulatory matters. The CRO provides overall vision, direction, and leadership regarding our enterprise risk management framework and risk management culture. The CRO reports to the CEO and the BRC.
Enterprise Risk establishes sound risk and governance frameworks, policies, procedures, and processes that focus on identifying, measuring, analyzing, managing, and reporting the risks that we face. Enterprise Risk fulfills its independent risk oversight responsibilities by developing, deploying, and monitoring enterprise-wide frameworks and policies to manage risk. At its core, Enterprise Risk's objective is to deliver sophisticated risk management capabilities throughout the organization that:

•	Align risk taking with the risk appetite established by the Board,

•	Identify, measure, analyze, manage, escalate, and report risk at the transaction, portfolio, and enterprise levels,

•	Support client facing businesses as they seek to balance risk taking with business and safety/soundness objectives,

•	Optimize decision making,

•	Promote sound processes and regulatory compliance,

•	Maximize shareholder value, and

•
Support our purpose of Lighting the Way to Financial Well-Being, support our performance promise of Leading the Movement for Financial Well-Being, and conform to our guiding principles of Client First, One Team, Executional Excellence, and Profitable Growth.

Our risk management culture operates within the context of our broader, purpose-driven corporate culture. Risk awareness within our culture informs the manner in which teammates act in the absence of specific guidance. Our teammates are expected to:

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
Our enterprise risk structure and processes are founded upon a comprehensive risk management roles and responsibilities framework, which delineates accountabilities across four dimensions.

•
Risk Owners develop and implement strategies to drive opportunities; own accountability for business risks and control design/effectiveness to operate within the policies, standards, and limits set by Risk Oversight; escalate changes in the business or the risk environment that could affect risk appetite and control environment; and provide sufficient resources and infrastructure to manage activities to meet strategic objectives within risk appetite.

•
Business Controls identify and assess the risks the business takes or is exposed to while conducting its activities; provide input to and accept articulation of risk appetite in policies, standards, and limits set by Risk Oversight; provide business analyses and support; determine whether business activities operate within policies, standards, and limits; and facilitate ongoing risk and control self-assessments to document, monitor, and evaluate control design and effectiveness.

•
Risk Oversight provides independent oversight of all risk taking and risk management activities across all risk types and businesses; facilitates risk appetite expression by the Board within corporate strategic planning processes; sets risk management policies, standards, and limits; provides credible, independent challenge to risk owners and business' risk and control self-assessments; independently monitors, challenges, and reports on aggregate business results within risk appetite framework.

•
Risk Assurance provides independent assessments of the risk management and internal control framework and systems. The scope of these assessments includes, but is not limited to, compliance with policies, standards, and limits; effectiveness of the independent risk management function; completeness and accuracy of information; and independent assessment of credit quality.

In practice, risk measurement activities occur at all levels of the organization. Enterprise Risk uses a variety of tools, reports, and analyses to evaluate specific exposures in order to:

•	Provide a holistic view of risks,

•	Present quantitative and qualitative assessments of current risks, which may be predictive of future risk trends and levels, and

•	Promote transparency by fostering direct communication between Executive Management and the Board.
Enterprise risk governance is supported by a number of chartered risk-focused senior management committees. These “executive committees” are responsible for ensuring effective risk measurement and management within their respective areas of authority, and include the ERC, ALCO, CC, PMC, EBPC, TMC, and SIRC.

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

•	TMC is chaired by the CIO and provides a forum to discuss, debate, and challenge technology strategies and investments to ensure alignment of technology strategy execution across our organization.

•
SIRC is chaired by the CRO and is responsible for identifying constraints to business acceleration, challenging assumptions or execution strategies, and validating alignment with our purpose, risk appetite, and strategic direction. SIRC serves as a forum to further support executive level review of strategic initiatives, strategic investments, and strategic risk appetite.

The CEO, CFO, and CRO are members of each of these executive committees. Additionally, other executive and senior officers are members of these committees based upon their responsibilities and subject matter expertise.
Enterprise Risk continually refines our risk governance structures, frameworks and management limits, policies, procedures, and processes to reflect ongoing changes in our operating environment and/or corporate goals and strategies.

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
Enterprise Risk establishes and oversees adherence to the credit risk management governance frameworks and policies, independently measures, analyzes, and reports on loan portfolio and risk trends, and actively participates in the formulation of our credit strategies. Credit risk officers and supporting teammates within our lines of business are direct participants in the origination, underwriting, and ongoing management of credit. They work to promote an appropriate balance between our risk management and business objectives through adherence to established policies, procedures, and standards. Credit Review, one of our independent assurance functions, regularly assesses and reports on business unit and enterprise asset quality, and the integrity of our credit processes. Additionally, total borrower exposure limits and concentration risks are established and monitored. Credit risk may be mitigated through purchase of credit loss protection via third party insurance and/or use of credit derivatives such as CDS.
Borrower/counterparty (obligor) risk and facility risk is evaluated using our risk rating methodology, which is utilized in all lines of business. We use various risk models to estimate both expected and unexpected loss, which incorporates both internal and external default and loss experience. To the extent possible, we collect and use internal data to ensure the validity, reliability, and accuracy of our risk models used in default, severity, and loss estimation. See the “Critical Accounting Policies—Allowance for Credit Losses” section of this MD&A and Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements in this Form 10-K for information on our credit risk management activities as well as our ALLL accounting policy and determination. Information regarding our credit quality indicators can be found in Note 7, “Loans,” to the Consolidated Financial Statements in this Form 10-K.

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

Cybersecurity Risk Management
Our business activities and operations rely on our systems, computers, software, data, networks, the internet, and digital applications, as well as the systems and infrastructure of third parties. Our business, financial, accounting, data processing, or other systems or infrastructure may stop operating properly or become disabled or damaged as a result of a number of factors and influences that are wholly or partially beyond our control, such as potential failures, disruptions, or breakdowns, whether as a result of human error or intentional attack, as well as market conditions, fraudulent activities, natural disasters, electrical or telecommunications outages, political or social matters including terrorist acts, country risk, vendor risk, cyber-attacks, or other security risks. The use of digital technologies introduces cybersecurity risk that can manifest in the form of information theft, criminal acts by individuals, groups, or nation states, or other disruptions to our Company's, clients', or third parties'

business operations. We use a wide array of techniques to secure our operations and proprietary information such as Board approved policies and programs, network monitoring, access controls, and dedicated security personnel, as well as consultation with third party data security experts.
To control cybersecurity risk, we maintain an active information security program that is designed to conform with FFIEC guidance. This information security program is designed to mitigate operational risks and is overseen by executive management, the Board, and our independent audit function. This program continually monitors and evaluates threats, events, and the performance of our business operations and continually adapts and modifies its risk mitigation activities accordingly. We also utilize appropriate cybersecurity insurance that controls against certain losses, expenses, and damages associated with cyber risk. In addition, our Board devotes significant time and attention to oversight of cybersecurity risk.
Further, we have adopted the National Institute of Standards and Technology's Cybersecurity Framework ("CSF") and perform periodic assessments against the framework to measure cybersecurity maturity. We also fully participate in the federally recognized financial sector information sharing organization structure, known as the Financial Services Information Sharing and Analysis Center. Digital technology is constantly evolving, and new and unforeseen threats and actions by others may disrupt operations or result in losses beyond our risk control thresholds. Although we invest substantial time and resources to manage and reduce cyber risk, it is not possible to completely eliminate this risk.
Our BRC reviews and approves policies relating to enterprise technology risk, business continuity management, information security, and enterprise data quality governance. The BRC also reviews and approves key technology risks and associated action plans. To ensure the integrity of our crisis management program, routine testing simulations are utilized to validate the viability of our plans. These ongoing tests are designed to provide assurance that our action plans are effective, valuable, and usable in the event of a significant business disruption. Crisis exercises are scenario-driven exercises that simulate impacts and consequences. Scenarios are developed through analysis of technology incidents, known cyber threats, internal stakeholder input, and industry trends.
We maintain an information security education and awareness program to provide consistent messaging to all users that may require access to our information about the need to maintain the security and privacy of that information. All users (i.e., full-time teammates, contractors, third parties, etc.) must complete this training before being granted access to our information systems. The content of the training program is reviewed annually to ensure that it addresses the current needs of our organization. In addition, communications to teammates through our intranet site, newsletters, email broadcasts, and targeted emails to select teammates, as necessary, foster awareness of information security risks. See Item 1A, “Risk Factors,” in this Form 10-K for additional information regarding the risks associated with a failure or breach of our operational systems or infrastructure, including as a result of cyber-attacks.

Market Risk Management
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices, and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and MVE to changes in interest rates, is our primary market risk and mainly arises from changes in the structure and composition of our balance sheet. Variable rate loans, prior to any hedging related actions, were approximately 57% of total loans at December 31, 2018, and after giving consideration to hedging related actions, were approximately 50% of total loans. Less than 5% of our variable rate loans at December 31, 2018 had coupon rates that were equal to a contractually specified interest rate floor. In addition to balance sheet related interest rate risk, we are also exposed to market risk in our trading portfolios and other financial instruments measured at fair value. Our ALCO meets regularly and is responsible for reviewing our ALM and liquidity risk position in conformance with the established policies and limits designed to measure, monitor, and control market risk.

Market Risk from Non-Trading Activities
The primary goal of interest rate risk management is to control exposure to interest rate risk within policy limits approved by the Board. These limits reflect our appetite for interest rate risk over both short-term and long-term horizons. No limit breaches occurred during the year ended December 31, 2018.
The major sources of our non-trading interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the absolute level and shape of the yield curve, as well as the embedded optionality in our products and related customer behavior. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, which, as described in additional detail below, are employed by management to understand net interest income sensitivity and MVE sensitivity. These measures show that our interest rate risk profile is modestly asset sensitive at December 31, 2018.
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
One of the primary methods that we use to quantify and manage interest rate risk is simulation analysis, which we use to model net interest income from assets, liabilities, and derivative positions under various interest rate scenarios and balance sheet structures. We measure the sensitivity of net interest income over a one-year time horizon, as reflected in Table 21, as well as for multi-year time horizons. Key assumptions in this form of simulation analysis (and in the valuation analysis discussed below) relate to the behavior of interest rates and spreads, the changes in product balances, and the behavior of loan and deposit clients in different rate environments. This analysis incorporates various assumptions, the most significant of which relate to the repricing and behavioral fluctuations of deposits with indeterminate or non-contractual maturities.
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
The sensitivity analysis presented in Table 21 is measured as a percentage change in net interest income due to instantaneous moves in benchmark interest rates. Estimated changes are dependent upon material assumptions such as those previously discussed.

Net Interest Income Asset Sensitivity		Table 21

	Estimated % Change in Net Interest Income Over 12 Months [1]
	December 31, 2018	December 31, 2017
Rate Change
+200 bps	2.3%	2.4%
+100 bps	1.2%	1.4%
-50 bps	(0.9)%	(1.0)%
1 Estimated % change of net interest income is reflected on a non-FTE basis.

Net interest income asset sensitivity at December 31, 2018 decreased slightly compared to December 31, 2017, driven primarily by an increase in wholesale funding. See additional discussion related to net interest income in the "Net Interest Income/Margin" section of this MD&A.
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

At December 31, 2018, the MVE profile in Table 22 indicates a decline in net balance sheet value due to instantaneous upward changes in rates. This MVE sensitivity is reported for both upward and downward rate shocks.

Market Value of Equity Sensitivity		Table 22

	Estimated % Change in MVE
	December 31, 2018	December 31, 2017
Rate Change
+200 bps	(5.7)%	(7.6)%
+100 bps	(2.5)%	(3.3)%
-50 bps	0.3%	0.8%
MVE sensitivity for upward and downward rate shocks at December 31, 2018 decreased compared to December 31, 2017, driven primarily by a decline in the duration of hedging positions as well as by changes in interest rates and balance sheet mix. While an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under these rate scenarios, we believe that a gradual shift in interest rates would have a much more modest impact.
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
Market Risk from Trading Activities
We manage market risk associated with trading activities using a comprehensive risk management approach, which includes VAR metrics, stress testing, and sensitivity analyses. Risk metrics are measured and monitored on a daily basis at both the trading desk and at the aggregate portfolio level to ensure exposures are in line with our risk appetite. Our risk measurement for covered positions subject to the Market Risk Rule issued by the U.S. banking regulators takes into account trading exposures resulting from interest rate risk, equity risk, foreign exchange rate risk, credit spread risk, and commodity price risk.
For trading portfolios, VAR measures the estimated maximum loss from one or more trading positions, given a specified confidence level and time horizon. VAR results are monitored daily against established limits. For risk management purposes, our VAR calculation is based on a historical simulation and measures the potential trading losses using a one-day holding period at a one-tail, 99% confidence level. This means that, on average, trading losses could exceed VAR one out of 100 trading days or two to three times per year. Due to inherent limitations of the VAR methodology, such as the assumption that past market behavior is indicative of future market performance, VAR is only one of several tools used to manage market risk. Other tools used to actively manage market risk include stress testing, profit and loss attribution, and stop loss limits.

In addition to VAR, as required by the Market Risk Rule, we calculate Stressed VAR, which is used as a component of the total market risk capital charge. We calculate the Stressed VAR risk measure using a ten-day holding period at a one-tail, 99% confidence level and employ a historical simulation approach based on a continuous twelve-month historical window selected to reflect a period of significant financial stress for our trading portfolio. The historical period used in the selection of the stress window encompasses all financial crises since January 1, 2008. Our Stressed VAR calculation uses the same methodology and models as VAR, which is a requirement under the Market Risk Rule. Table 23 presents VAR and Stressed VAR for the year ended December 31, 2018 and 2017, as well as VAR by Risk Factor at December 31, 2018 and 2017.

Value at Risk Profile	Table 23

	Year Ended December 31
(Dollars in millions)	2018	2017
VAR (1-day holding period):
Period end	$2	$2
High	3	3
Low	1	1
Average	2	2
Stressed VAR (10-day holding period):
Period end	$42	$52
High	103	110
Low	25	22
Average	60	54
VAR by Risk Factor at period end (1-day holding period):
Equity risk	$2	$1
Interest rate risk	1	2
Credit spread risk	2	3
VAR total at period end (1-day diversified)	2	2

The trading portfolio, measured in terms of VAR, is predominantly comprised of four sub-portfolios of covered positions: (i) credit trading, (ii) fixed income securities, (iii) interest rate derivatives, and (iv) equity derivatives. In support of our comprehensive range of capital market activity, the trading portfolio also contains other sub-portfolios, including foreign exchange rate and commodity derivatives; however, these related trading risk exposures are not material. Our covered positions result primarily from underwriting and market making services for our clients, as well as associated risk mitigating hedging activity. The trading portfolio’s VAR profile, presented in Table 23, is influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. Notwithstanding normal variations in the VAR associated with individual risk factors, average daily VAR as well as period end VAR for the year ended December 31, 2018 remained largely unchanged compared to the same period in 2017. Stressed VAR remained within comparable historic ranges throughout the year ended December 31, 2018, reflecting typical fluctuations in portfolio composition and balance sheet usage, along with changes in risk factor levels. The trading portfolio of covered positions did not contain any correlation trading positions or on- or off-balance sheet securitization positions during the year ended December 31, 2018 or 2017.
In accordance with the Market Risk Rule, we evaluate the accuracy of our VAR model through daily backtesting by comparing aggregate daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) from covered positions with the corresponding daily VAR-based measures generated by the model. As illustrated in the following graph, there were two firmwide VAR backtesting exceptions during the twelve months ended December 31, 2018. These two backtesting exceptions were driven primarily by credit spread widening during the broader sell-off in equity and credit markets during the latter half of December 2018, which impacted our corporate credit trading portfolio of bonds and loans. The total number of firmwide VAR backtesting exceptions over the preceding twelve months is used to determine the multiplication factor for the VAR-based capital requirement under the Market Risk Rule. The capital multiplication factor increases from a minimum of three to a maximum of four, depending on the number of exceptions. There was no change in the capital multiplication factor over the preceding twelve months.

Firmwide VAR Backtesting
$3
$2
$1
$0
($1)
($2)
($3)
($4)
($5)
$ Millions
Jan-18
Feb-18
Mar-18
Apr-18
May-18
Jun-18
Jul-18
Aug-18
Sep-18
Oct-18
Nov-18
Dec-18
VAR
Trading Gains & Losses

We have valuation policies, procedures, and methodologies for all covered positions. Additionally, trading positions are reported in accordance with U.S. GAAP and are subject to independent price verification. See Note 19, “Derivative Financial Instruments,” and Note 20, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-K, as well as the “Critical Accounting Policies” MD&A section of this Form 10-K for discussion of valuation policies, procedures, and methodologies.

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
Stress testing: We use a comprehensive range of stress testing techniques to help monitor risks across trading desks and to augment standard daily VAR and other risk limits reporting. The stress testing framework is designed to quantify the impact of extreme, but plausible, stress scenarios that could lead to large unexpected losses. Our stress tests include simulations for historical repeats and hypothetical risk factor shocks. All trading positions within each applicable market risk category (interest rate risk, equity risk, foreign exchange rate risk, credit spread risk, and commodity price risk) are included in our comprehensive stress testing framework. We review stress testing scenarios on an ongoing basis and make updates as necessary to ensure that both current and emerging risks are captured appropriately.
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

Liquidity Risk Management
Liquidity risk is the risk of being unable, at a reasonable cost, to meet financial obligations as they come due. We manage liquidity risk consistent with our enterprise risk management practices in order to mitigate our three primary liquidity risks: (i) structural liquidity risk, (ii) market liquidity risk, and (iii) contingency liquidity risk. Structural liquidity risk arises from our maturity transformation activities and balance sheet structure, which may create differences in the timing of cash inflows and outflows. Market liquidity risk, which we also describe as refinancing or refunding risk, constitutes the risk that we could lose access to the financial markets or the cost of such access may rise to undesirable levels. Contingency liquidity risk arises from rare and severely adverse liquidity events; these events may be idiosyncratic or systemic, or a combination thereof.
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
Governance. We maintain a comprehensive liquidity risk governance structure in keeping with regulatory guidance and industry best practices. Our Board, through the BRC, oversees liquidity risk management and establishes our liquidity risk appetite via a set of cascading risk limits. The BRC reviews and approves risk policies to establish these limits and regularly reviews reports prepared by senior management to monitor compliance with these policies. The Board charges the CEO with determining corporate strategies in accordance with its risk appetite, and the CEO is a member of our ALCO, which is the executive level committee with oversight of liquidity risk management. The ALCO regularly monitors our liquidity and compliance with liquidity risk limits, and also reviews and approves liquidity management strategies and tactics.
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
LCR requirements under Regulation WW require large U.S. banking organizations to hold unencumbered high-quality liquid assets sufficient to withstand projected 30-day total net cash outflows, each as defined under the LCR rule. At December 31, 2018, our LCR calculated pursuant to the rule was above the 100% minimum regulatory requirement. For the three months ended December 31, 2018, our average month-end LCR was 110%.
On December 19, 2016, the FRB published a final rule implementing public disclosure requirements for BHCs subject to the LCR that requires them to publicly disclose quantitative and qualitative information regarding their respective LCR calculations on a quarterly basis. We are required to disclose elements under this final rule for quarterly periods ending after October 1, 2018, which can be found on our investor relations website at http://investors.suntrust.com.
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
On October 31, 2018, the FRB released a draft proposal designed to tailor the application of the enhanced prudential standards pursuant to the EGRRCPA. Under the proposal, four categories of standards would be applied to U.S. banking organizations based on size, complexity, and other risk-based factors. If the proposal is finalized as proposed, we would no longer be subject to the mandatory LCR and proposed NSFR requirements. Internal liquidity stress testing, liquidity buffer, and liquidity risk management requirements would still apply.
Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. The Bank borrows from the money markets using instruments such as Fed Funds, Eurodollars, and securities sold under agreements to repurchase. At December 31, 2018, the Bank retained a material cash position in its Federal Reserve account. The Parent Company also retained a material cash position in its account with the Bank in accordance with our policies and risk limits, discussed in greater detail below.
Sources of Funds. Our primary source of funds is a large, stable deposit base. Core deposits, predominantly made up of consumer and commercial deposits originated primarily from our retail branch network and Wholesale client base, are our largest and most cost-effective source of funding. Total deposits increased to $162.6 billion at December 31, 2018, from $160.8 billion at December 31, 2017.

We also maintain access to diversified sources for both secured and unsecured wholesale funding. These uncommitted sources include Fed Funds purchased from other financial institutions, securities sold under agreements to repurchase, FHLB advances, and Global Bank Notes. Aggregate borrowings increased to $23.8 billion at December 31, 2018, from $14.6 billion at December 31, 2017. These additional borrowings include a mix of both secured and unsecured funding and have primarily been used to support loan growth.
The Bank and Parent Company maintain programs to access the debt capital markets. The Parent Company maintains an SEC shelf registration from which it may issue senior or subordinated notes and various capital securities, such as common or preferred stock. In August 2018, our Board approved a new SEC shelf registration, which authorized the issuance of up to $6.0 billion of such securities, of which $5.9 billion of issuance capacity remained available at December 31, 2018. Under our previous SEC shelf registration, the Board authorized the issuance of up to $5.0 billion of such securities, of which $1.7 billion of issuance capacity remained available at December 31, 2017.
The Bank maintains a Global Bank Note program under which it may issue senior or subordinated debt with various terms. At December 31, 2018, the Bank retained $31.5 billion of remaining capacity to issue notes under the Global Bank Note program. Refer to Table 18 in the “Borrowings” section for details regarding Bank and Parent Company debt issuances completed during 2018.
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
As illustrated in Table 24, S&P assigned a “Credit Watch Positive” outlook on our credit rating, while both Moody’s and Fitch assigned “Positive” outlooks. Future credit rating downgrades are possible, although not currently anticipated given these “Credit Watch Positive” and “Positive” credit rating outlooks.

Credit Ratings and Outlook			Table 24
December 31, 2018 [1]
	Moody’s	S&P	Fitch
SunTrust Banks, Inc.:
Senior debt	Baa1	BBB+	A-
Preferred stock	Baa3	BB+	BB

SunTrust Bank:
Long-term deposits	A1	A-	A
Short-term deposits	P-1	A-2	F1
Senior debt	Baal	A-	A-
Outlook [1]	Positive	Credit Watch Positive	Positive
1 In February 2019, following our announced intention to merge with BB&T (as discussed in Note 25, “Subsequent Event,” to the Consolidated Financial Statements in this Form 10-K), S&P revised our credit rating outlook from “Positive” to “Credit Watch Positive,” and both Moody’s and Fitch revised our credit rating outlook from “Stable” to “Positive.” The credit ratings and outlook presented in the above table reflect these updates.
Our investment securities portfolio is a store of liquidity that is managed as part of our overall liquidity management and ALM process to optimize income and portfolio value, maintaining the majority of securities in liquid and high-grade asset classes, such as agency MBS, agency debt, and U.S. Treasury securities; nearly all of these securities qualify as high-quality liquid assets under the U.S. LCR Final Rule. At December 31, 2018, our securities AFS portfolio contained $28.0 billion of unencumbered, high-quality liquid securities at market value.
As mentioned above, we evaluate contingency funding scenarios to anticipate and manage the likely impact of impaired capital markets access and other adverse liquidity circumstances. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of contingency liquidity. These contingency liquidity sources include available cash reserves, the ability to sell, pledge, or borrow against unencumbered securities in our investment portfolio, the capacity to borrow from the FHLB system or the Federal Reserve discount window, and the ability to sell or securitize certain loan portfolios. Table 25 presents period end and average balances of our contingency liquidity sources for 2018 and 2017. These sources exceed our contingency liquidity needs as measured in our contingency funding scenarios.

Contingency Liquidity Sources				Table 25

	As of		Average for the Year Ended ¹
(Dollars in billions)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Excess reserves	$2.9	$2.6	$2.6	$2.9
Free and liquid investment portfolio securities	28.0	26.8	27.5	27.4
Unused FHLB borrowing capacity	20.2	23.8	24.0	22.2
Unused discount window borrowing capacity	21.3	18.2	19.1	17.6
Total	$72.4	$71.4	$73.2	$70.1
1 Average based upon month-end data, except excess reserves, which is based upon a daily average.

Federal Home Loan Bank and Federal Reserve Bank Stock. We previously acquired capital stock in the FHLB of Atlanta as a precondition for becoming a member of that institution. As a member, we are able to take advantage of competitively priced advances as a wholesale funding source and to access grants and low-cost loans for affordable housing and community development projects, among other benefits. At December 31, 2018, we held $227 million of capital stock in the FHLB of Atlanta, an increase of $212 million compared to December 31, 2017 due to an increase in short-term FHLB advances over the same period. For each of the years ended December 31, 2018, 2017, and 2016, we recognized an immaterial amount of dividends related to FHLB capital stock.
Similarly, to remain a member of the Federal Reserve System, we are required to hold a certain amount of capital stock, determined as either a percentage of the Bank’s capital or as a percentage of total deposit liabilities. At both December 31, 2018 and December 31, 2017, we held $403 million of Federal Reserve Bank of Atlanta stock. For the years ended December 31, 2018, 2017, and 2016, we recognized dividends related to Federal Reserve Bank of Atlanta stock of $12 million, $9 million, and $8 million, respectively.

Parent Company Liquidity. Our primary measure of Parent Company liquidity is the length of time the Parent Company can meet its existing and forecasted obligations using its cash resources. We measure and manage this metric using forecasts from both normal and adverse conditions. Under adverse conditions, we measure how long the Parent Company can meet its capital and debt service obligations after experiencing material attrition of short-term unsecured funding and without the support of dividends from the Bank or access to the capital markets. Our ALCO and the Board have established risk limits against these metrics to manage the Parent Company’s liquidity by structuring its net maturity schedule to minimize the amount of debt maturing within a short period of time. A majority of the Parent Company’s liabilities are long-term in nature, coming from the proceeds of issuances of our capital securities and long-term senior and subordinated notes. See the “Borrowings” section of this MD&A as well as Note 13, “Borrowings and Contractual Commitments,” to the Consolidated Financial Statements in this Form 10-K for further information regarding our debt.

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
The primary uses of Parent Company liquidity include debt service, dividends on capital instruments, the periodic purchase of investment securities, loans to our subsidiaries, and common share repurchases. See further details of the authorized common share repurchases in the “Capital Resources” section of this MD&A and in Part II, Item 5 of this Form 10-K. We fund corporate dividends with Parent Company cash, the primary sources of which are dividends from our banking subsidiary and proceeds from the issuance of debt and capital securities. We are subject to both state and federal banking regulations that limit our ability to pay common stock dividends in certain circumstances. The Bank is also subject to federal and state laws and regulations that limit the amount of dividends it can pay to the Parent Company, which could affect the Parent Company's ability to pay dividends to its shareholders.

Other Liquidity Considerations. As presented in Table 26, we had an aggregate potential obligation of $93.0 billion to our clients in unused lines of credit at December 31, 2018. Commitments to extend credit are arrangements to lend to clients who have complied with predetermined contractual obligations. We also had $2.9 billion in letters of credit outstanding at December 31, 2018, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Approximately $155 million of these letters were available to support variable rate demand obligations at December 31, 2018. Unused commercial lines of credit increased since December 31, 2017, driven by an increase in commercial line of credit commitments during the year ended December 31, 2018. Unused CRE lines of credit also increased since December 31, 2017, driven primarily by an increase in CRE line of credit commitments during the year ended December 31, 2018.

Unfunded Lending Commitments				Table 26
	As of		Average for the Three Months Ended
(Dollars in millions)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Unused lines of credit:
Commercial	$63,779	$59,625	$63,590	$59,120
Residential mortgage commitments [1]	2,739	3,036	3,258	3,556
Home equity lines	10,338	10,086	10,269	10,101
CRE [2]	5,307	4,139	4,921	3,963
Credit card	10,852	10,533	10,726	10,488
Total unused lines of credit	$93,015	$87,419	$92,764	$87,228

Letters of credit:
Financial standby	$2,769	$2,453	$2,905	$2,633
Performance standby	102	125	101	121
Commercial	38	14	38	16
Total letters of credit	$2,909	$2,592	$3,044	$2,770
1 Includes residential mortgage IRLCs with notional balances of $992 million and $1.7 billion at December 31, 2018 and 2017, respectively.
2 Includes commercial mortgage IRLCs and other commitments with notional balances of $360 million and $240 million at December 31, 2018 and 2017, respectively.
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
All servicing rights are initially measured at fair value by calculating the present value of future net cash flows that are expected to be received from the associated servicing portfolio. The initial value of servicing rights is highly dependent upon the assumed prepayment speed of the servicing portfolio, which is driven by the level of certain key interest rates, primarily the current 30-year mortgage rate. Future expected net cash flows from servicing a loan in the servicing portfolio would not be realized if the loan pays off earlier than anticipated.
We measure our residential MSRs at fair value on a recurring basis and hedge the risk associated with changes in fair value. Residential MSRs totaled $2.0 billion and $1.7 billion at December 31, 2018 and 2017, respectively, and are managed and monitored as part of a comprehensive risk governance process, which includes established risk limits.
We originated residential MSRs with fair values at the time of origination of $336 million and $394 million during 2018 and 2017, respectively. Additionally, we purchased residential MSRs with a fair value of approximately $89 million during the year ended December 31, 2018. No residential MSRs were purchased during the year ended December 31, 2017.
We recognized mark-to-market decreases in the fair value of residential MSRs of $149 million and $248 million during 2018 and 2017, respectively. Changes in fair value include the UPB decay resulting from the realization of monthly net servicing cash flows as well as credit decay resulting from shifts in the delinquency status of the underlying loans. We recognized net losses on residential MSRs, inclusive of fair value changes and related hedges, of $249 million and $212 million during 2018 and 2017, respectively. Compared to the prior year, the increase in net losses on residential MSRs was primarily driven by a decrease in net hedge performance combined with higher decay in the current period. All other servicing rights, which include commercial mortgage servicing rights, are not measured at fair value on a recurring basis, and therefore, are not subject to the same market risks associated with residential MSRs.
We held a total net book value of approximately $68 million and $22 million of non-public equity exposures (direct investments) and other equity-related investments at December 31, 2018 and 2017, respectively. We generally hold these investments as long-term investments. If conditions in the market deteriorate, these long-term investments and other assets could incur impairment charges.

OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business, we engage in certain activities that are not reflected in our Consolidated Balance Sheets, generally referred to as “off-balance sheet arrangements.” These activities involve transactions with unconsolidated VIEs as well as other arrangements, such as commitments and guarantees, to meet the financing needs of our clients and to support ongoing operations. Additional information regarding these types of activities is included in the “Liquidity Risk Management” section of this MD&A, as well as in Note 12, “Certain Transfers of Financial Assets and Variable Interest Entities,” Note 13, “Borrowings and Contractual Commitments,” and Note 18,

“Guarantees,” to the Consolidated Financial Statements in this Form 10-K.
Contractual Obligations
In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on our borrowings, tax credit investments, and lease arrangements, as well as commitments to lend to clients and to fund capital expenditures and service contracts. Table 27 presents our significant contractual obligations at December 31, 2018, except for UTBs (discussed below), short-term borrowings (presented in the “Borrowings” section of this MD&A), and pension and other postretirement benefit plans (disclosed in Note 17, “Employee Benefit Plans,” to the Consolidated Financial Statements in this Form 10-K). For additional information regarding our unfunded lending commitments, time deposits, operating leases, tax credit investments, and long-term debt, refer to the “Liquidity Risk Management” and “Deposits” sections of this MD&A, as well as Note 9, “Premises, Property, and Equipment,” Note 12, “Certain Transfers of Financial Assets and Variable Interest Entities,” and Note 13, “Borrowings and Contractual Commitments,” to the Consolidated Financial Statements in this Form 10-K.
At December 31, 2018, we had UTBs of $145 million, which represent a reserve for tax positions that we have taken or expect to be taken in our tax returns, and which ultimately may not be sustained upon examination by taxing authorities. Since the ultimate amount and timing of any future tax settlements are uncertain, UTBs have been excluded from Table 27. See additional discussion in Note 16, “Income Taxes,” to the Consolidated Financial Statements in this Form 10-K.

Contractual Obligations					Table 27
	Payments Due by Period at December 31, 2018
(Dollars in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unfunded lending commitments	$26,122	$20,165	$37,099	$12,538	$95,924
Consumer and other time deposits [1]	7,781	4,020	1,281	2,273	15,355
Brokered time deposits [1]	168	479	346	52	1,045
Long-term debt [1,2]	1,818	4,187	3,891	5,200	15,096
Operating leases	204	381	319	585	1,489
Purchase obligations [3]	249	297	122	244	912
Commitments to fund tax credit investments [4]	702	—	—	—	702
Total	$37,044	$29,529	$43,058	$20,892	$130,523
1 Amounts do not include interest.
2 Amounts do not include deduction of related debt issuance costs of $24 million.
3 For legally binding purchase obligations of $5 million or more, amounts include either termination fees under the associated contracts when early termination provisions exist, or the total potential obligation over the full contractual term for noncancelable purchase obligations. Payments made towards the purchase of goods or services under these contracts totaled $499 million in 2018.
4 Commitments to fund investments in affordable housing and other partnerships do not have defined funding dates as certain criteria must be met before we are obligated to fund. Accordingly, these commitments are considered to be due on demand for presentation purposes. See Note 12, "Certain Transfers of Financial Assets and Variable Interest Entities," to the Consolidated Financial Statements in this Form 10-K for additional information.

BUSINESS SEGMENT RESULTS
Year Ended December 31, 2018 versus 2017
Consumer
Consumer reported net income of $1.5 billion for the year ended December 31, 2018, an increase of $516 million, or 55%, compared to 2017. The increase was driven primarily by higher net interest income and lower provisions for credit losses and income taxes, offset partially by lower noninterest income and higher noninterest expense.
Net interest income was $4.2 billion, an increase of $329 million, or 8%, compared to 2017, driven by improved spreads on deposit balances. Net interest income related to deposits increased $322 million, or 14%, driven by a 25 basis point increase in deposit spreads and a $1.9 billion, or 2%, increase in average deposit balances. Deposit balance growth was driven by increases in commercial and consumer DDAs, checking, and CD balances, offset partially by lower money market account balances. Net interest income related to LHFI increased $27 million, or 2%, driven primarily by a $1.8 billion, or 3%, increase in average LHFI balances, offset partially by a two basis point decrease in loan spreads. Consumer loan growth was driven by increases in residential mortgages, consumer direct, indirect, and guaranteed student loans, offset partially by declines in home equity products and personal credit lines.
Provision for credit losses was $148 million, a decrease of $218 million, or 60%, compared to 2017. The decrease was driven by lower net charge-offs, improved credit quality, and the release of hurricane-related ALLL reserves.
Total noninterest income was $1.8 billion, a decrease of $101 million, or 5%, compared to 2017. The decrease was driven primarily by lower mortgage related income and lower client transaction-related fee income (which includes service charges on deposit accounts, other charges and fees, and card fees), offset partially by increases in retail investment services and other noninterest income. The decline in client transaction-related fee income was due primarily to the impact of our adoption of the revenue recognition accounting standard on January 1, 2018 and by a change in our process for recognizing card rewards expenses in third quarter of 2018.
Total noninterest expense was $4.0 billion, an increase of $35 million, or 1%, compared to the same period in 2017. The increase was driven primarily by higher outside processing and software costs due to investments in technology and process optimization during 2018 and by favorable developments with certain legal matters in the fourth quarter of 2017, offset partially by revenue recognition accounting impacts and branch network activity in the current period.
Wholesale
Wholesale reported net income of $1.5 billion for the year ended December 31, 2018, an increase of $303 million, or 24%, compared to 2017. The increase was due to lower provision for income taxes, higher net interest income, and lower noninterest expense, offset partially by lower noninterest income and higher provision for credit losses.
Net interest income was $2.3 billion, an increase of $99 million, or 5%, compared to 2017, driven primarily by increases in loan volume and improved deposit and equity spreads, offset partially by lower loan spreads and declines in deposit volume.

Net interest income related to deposits increased $112 million, or 14%, as a result of improved spreads, offset partially by decreased deposit volumes. Average deposit balances decreased $1.5 billion, or 3%, as a result of decreases in money market accounts and non-interest-bearing commercial DDAs, offset partially by increases in interest-bearing commercial DDAs and business CD products. Net interest income related to LHFI decreased $52 million, or 4%, as a result of lower tax exempt loan and lease spreads, which were specifically impacted by the 2017 Tax Act. Average LHFI increased $806 million, or 1%, primarily as a result of client activity in Commercial Real Estate. Net interest income related to equity increased $53 million, or 31%, due to higher equity balances and spreads.
Provision for credit losses was $60 million, an increase of $21 million, or 54%, compared to 2017, driven primarily by increases in loan balances.
Total noninterest income was $1.5 billion, a decrease of $39 million, or 2%, compared to 2017. The decrease was driven largely by lower investment banking income, which decreased $24 million, or 4%, as a result of lower loan syndication, investment grade bond, and high yield bond fees, offset partially by higher mergers and acquisitions and equity origination fees. Trading income was down $8 million, or 5%, as a result of lower client-related derivative activity. These decreases were offset partially by $30 million of remeasurement gains on an equity investment following our adoption of the recognition and measurement of financial assets accounting standard on January 1, 2018 and a $11 million, or 9%, increase in commercial real estate related income as a result of higher structured real estate gains.
Total noninterest expense was $1.7 billion, a decrease of $7 million compared to 2017. The decrease was due to lower incentive related compensation, offset partially by higher investment banking transaction expenses related to the impact of our adoption of the revenue recognition accounting standard on January 1, 2018.
Corporate Other
Corporate Other net income was a net loss of $37 million for the year ended December 31, 2018, a decrease of $332 million compared to 2017. The decrease in net income was due primarily to lower net interest income.
Net interest income was a net expense of $188 million, a decrease of $205 million compared to 2017. The decrease was driven primarily by lower commercial loan-related swap income due to higher benchmark interest rates. Average long-term debt increased $838 million, or 8%, and average short-term borrowings increased $949 million, or 50%, driven by balance sheet management activities.
Total noninterest income was $57 million, a decrease of $16 million, or 22%, compared to 2017. The decrease was driven primarily by a decline in trading income, which decreased $21 million, or 91%.
Total noninterest expense was a benefit of $42 million for the year ended December 31, 2018. The benefit increased $116 million compared to 2017. The increase was due primarily to a net occupancy credit triggered by the early termination of a tenant's lease and credits for excess cash reserves recognized in

2018, as well as the tax reform-related charitable contribution in the fourth quarter of 2017 to support financial well-being initiatives.

Year Ended December 31, 2017 versus 2016
Consumer
Consumer reported net income of $934 million for the year ended December 31, 2017, a decrease of $80 million, or 8%, compared 2016. The decrease was driven primarily by lower noninterest income, higher provision for credit losses, and higher noninterest expense, offset partially by higher net interest income and lower provision for income taxes.
Net interest income was $3.9 billion, an increase of $270 million, or 7%, compared to 2016, driven by improved spreads on deposit balances and growth in LHFI balances. Net interest income related to deposits increased $228 million, or 11%, driven by a 14 basis point increase in deposit spreads and a $3.9 billion, or 4%, increase in average deposit balances. Deposit balance growth was driven primarily by increases in checking and money market account balances. Net interest income related to LHFI increased $53 million, or 4%, driven by a $3.1 billion, or 4%, increase in average LHFI balances, offset partially by a two basis point decrease in loan spreads. Average LHFI growth was driven by increases in residential mortgages, consumer direct, indirect, guaranteed student loans, and commercial loans, offset partially by declines in home equity products.
Provision for credit losses was $366 million, an increase of $207 million compared to 2016. The increase was driven by higher reserves held for hurricane-related losses in 2017.
Total noninterest income was $1.9 billion, a decrease of $162 million, or 8%, compared to 2016. The decrease was driven primarily by lower mortgage related income due to reduced refinancing activity and lower service charges on deposits due to the enhanced posting order process instituted during the fourth quarter of 2016.
Total noninterest expense was $4.0 billion, an increase of $44 million, or 1%, compared to 2016. The increase was driven by increased investments in technology and marketing, corporate support costs, and net occupancy expense related to branch network activity, offset partially by favorable developments with certain legal matters in the fourth quarter of 2017.
Wholesale
Wholesale reported net income of $1.2 billion for the year ended December 31, 2017, an increase of $313 million, or 34%, compared to 2016. The increase was due to higher net interest income, noninterest income, and lower provision for credit losses, offset partially by higher noninterest expense.
Net interest income was $2.2 billion, an increase of $223 million, or 11%, compared to 2016, driven primarily by higher average deposit balances and improved loan and deposit spreads. Net interest income related to deposits increased $131 million, or 20%, as a result of higher benchmark interest rates and higher average deposit balances. Average deposit balances increased

$1.4 billion, or 3%, driven primarily by a $3.1 billion increase in interest-bearing transaction accounts and a $698 million increase in CD balances, offset largely by a $1.4 billion decrease in money market accounts and a $1.1 billion decrease in non-interest-bearing commercial DDAs. Although average LHFI was relatively flat, net interest income growth related to LHFI increased $58 million, or 5%, as a result of improved loan spreads.
Provision for credit losses was $39 million, a decrease of $243 million, or 86%, compared to 2016. The decrease was due primarily to lower nonperforming loans and lower energy-related net charge-offs.
Total noninterest income was $1.6 billion, an increase of $248 million, or 19%, compared to 2016. The increase was driven primarily by higher investment banking income, which increased $108 million, or 21%, fee income from Pillar of $72 million, higher tax credits, and other loan related fees. These increases were offset partially by declines in trading income and structured real estate gains.
Total noninterest expense was $1.7 billion, an increase of $220 million, or 15%, compared to 2016. The increase was due primarily to the acquisition of Pillar in 2016, higher employee compensation expense attributable to improved business performance and ongoing investments in talent, as well as higher amortization expense associated with STCC tax credit investments, partially offset by lower operating losses.
Corporate Other
Corporate Other net income was $295 million for the year ended December 31, 2017, an increase of $116 million, or 65%, compared to 2016. The increase was due primarily to lower provision for income taxes in 2017 as a result of Form 8-K and tax reform-related items.
Net interest income was $17 million, a decrease of $145 million, or 90%, compared to 2016. The decrease was driven primarily by lower commercial loan-related swap income due to higher LIBOR rates. Average long-term debt increased $154 million, or 2%, and average short-term borrowings increased $344 million, or 22%, driven by balance sheet management activities.
Total noninterest income was $73 million, a decrease of $64 million, or 47%, compared to 2016. The decrease was due to the $109 million securities AFS portfolio restructuring loss and a gain on the sale-leaseback of one of our office buildings in the second quarter of 2016, partially offset by the $107 million gain on sale of PAC.
Total noninterest expense was $74 million, an increase of $36 million, or 95%, compared to 2016, driven primarily by higher severance costs in 2017.

See Note 22, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-K for a description of our business segments, basis of presentation, internal management reporting methodologies, and additional information.

FOURTH QUARTER 2018 RESULTS

Fourth Quarter Consolidated Statements of Income				Table 28
	Three Months Ended December 31		Increase/(Decrease)
(Dollars in millions, except per share data)	2018	2017	Amount	% [1]
Interest income	$1,944	$1,640	$304	19%
Interest expense	397	206	191	93
NET INTEREST INCOME	1,547	1,434	113	8
Provision for credit losses	87	79	8	10
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	1,460	1,355	105	8
NONINTEREST INCOME
Service charges on deposit accounts	146	150	(4)	(3)
Other charges and fees [2]	92	91	1	1
Card fees	83	88	(5)	(6)
Investment banking income [2]	146	122	24	20
Trading income	24	41	(17)	(41)
Mortgage related income [3]	85	104	(19)	(18)
Trust and investment management income	74	80	(6)	(8)
Retail investment services	74	70	4	6
Commercial real estate related income	68	62	6	10
Net securities gains/(losses)	—	(109)	109	(100)
Gain on sale of subsidiary	—	107	(107)	(100)
Other noninterest income	26	27	(1)	(4)
Total noninterest income	818	833	(15)	(2)
NONINTEREST EXPENSE
Employee compensation	737	702	35	5
Employee benefits	120	101	19	19
Outside processing and software	242	214	28	13
Net occupancy expense	102	97	5	5
Marketing and customer development	49	104	(55)	(53)
Equipment expense	42	41	1	2
Regulatory assessments	7	43	(36)	(84)
Operating losses	39	23	16	70
Amortization	22	25	(3)	(12)
Consulting and legal fees	20	22	(2)	(9)
Other staff expense	14	46	(32)	(70)
Other noninterest expense	88	102	(14)	(14)
Total noninterest expense	1,482	1,520	(38)	(3)
INCOME BEFORE PROVISION/(BENEFIT) FOR INCOME TAXES	796	668	128	19
Provision/(benefit) for income taxes	136	(74)	210	NM
NET INCOME INCLUDING INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	660	742	(82)	(11)
Less: Net income attributable to noncontrolling interest	2	2	—	—
NET INCOME	658	740	(82)	(11)
Less: Preferred stock dividends	26	30	(4)	(13)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$632	$710	($78)	(11)%

Net interest income-FTE [4]	$1,570	$1,472	$98	7%
Net income per average common share:
Diluted	1.40	1.48	(0.08)	(5)
Basic	1.41	1.50	(0.09)	(6)

[1]	“NM” - Not meaningful. Those changes over 100 percent were not considered to be meaningful.

[2]
Beginning July 1, 2018, we began presenting bridge commitment fee income related to capital market transactions in Investment banking income on the Consolidated Statements of Income. For periods prior to July 1, 2018, this income was previously presented in Other charges and fees and has been reclassified to Investment banking income for comparability.

[3]
Beginning with this Form 10-K, we began presenting Mortgage production related income and Mortgage servicing related income as a single line item on the Consolidated Statements of Income titled Mortgage related income. Prior periods have been conformed to this updated presentation for comparability.

[4]	See Table 29, “Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures,” in this MD&A for additional information and reconciliations of non-U.S. GAAP performance measures.

Quarter Ended December 31, 2018 vs. Quarter Ended December 31, 2017
We reported net income available to common shareholders of $632 million in the fourth quarter of 2018, a decrease of $78 million, or 11%, compared to the same period in 2017. Earnings per average common diluted share were $1.40 for the fourth quarter of 2018, compared to $1.48 for the fourth quarter of 2017. The current quarter included $(0.10) per average common share related to the $60 million pre-tax NCF Retirement Plan settlement charge. The prior year quarter was favorably impacted by $0.39 per share of net discrete benefits in connection with Form 8-K and tax reform-related items.
In the fourth quarter of 2018, net interest income was $1.6 billion, an increase of $98 million, or 7%, compared to the same period in 2017. The increase was driven by a 10 basis point expansion in net interest margin and a $6.4 billion increase in average earning assets. Net interest margin increased to 3.27%, driven primarily by higher earning asset yields, offset partially by higher funding costs.
The provision for credit losses was $87 million in the fourth quarter of 2018, an increase of $8 million compared to the same period in 2017, due primarily to loan growth.
Total noninterest income was $818 million in the fourth quarter of 2018, a decrease of $15 million compared to the same period in 2017, driven primarily by lower mortgage related income.
Client transaction-related fee income, which includes service charges on deposit accounts, other charges and fees, and card fees, was $321 million in the fourth quarter of 2018, a decrease of $8 million compared to the same period in 2017. This decrease was due primarily to the impact of adopting the revenue recognition accounting standard, which resulted in the netting of certain expense items against this income.
Investment banking income was $146 million in the fourth quarter of 2018, an increase of $24 million compared to the same period in 2017, due primarily to higher transaction activity in mergers and acquisitions and loan syndications, offset partially by lower transactional activity in high yield bond originations and equity offerings.
Trading income was $24 million in the fourth quarter of 2018, a decrease of $17 million compared to the same period in 2017, due primarily to mark-to-market valuation losses resulting from adverse market conditions and higher counterparty credit valuation reserves in the current quarter.
Mortgage related income was $85 million in the fourth quarter of 2018, a decrease of $19 million compared to the same period in 2017, driven by a $25 million decrease in mortgage production related income, offset partially by a $6 million increase in mortgage servicing related income. The decrease in mortgage production related income was due to lower production volume and lower gain on sale margins, offset partially by a repurchase reserve release during the current quarter. The increase in mortgage servicing related income was due primarily to higher servicing fees, offset partially by lower net hedge performance.
Trust and investment management income was $74 million in the fourth quarter of 2018, a decrease of $6 million compared to the same period in 2017, due to trust termination fees received during the fourth quarter of 2017.

Retail investment services income was $74 million in the fourth quarter of 2018, an increase of $4 million compared to the same period in 2017, due primarily to higher assets under management.
Commercial real estate related income was $68 million in the fourth quarter of 2018, an increase of $6 million compared to the fourth quarter of 2017, driven primarily by higher client-driven structured real estate transactional activity during the current quarter.
There were no net securities gains/(losses) recognized in the fourth quarter of 2018. In the fourth quarter of 2017, we recognized net securities losses of $109 million as a result of a restructuring of the securities AFS portfolio in response to the 2017 Tax Act.
Gain on sale of subsidiary totaled $107 million for the fourth quarter of 2017, resulting from our gain from the sale of PAC. See Note 3, "Acquisitions/Dispositions," to the Consolidated Financial Statements in this Form 10-K for additional information regarding the sale of PAC.
Total noninterest expense was $1.5 billion in the fourth quarter of 2018, a decrease of $38 million compared to the same period in 2017. The decrease was due primarily to the net impact of $111 million related to Form 8-K and tax reform-related items recognized in the fourth quarter of 2017.
Personnel expense was $857 million in the fourth quarter of 2018, an increase of $54 million compared to the same period in 2017, due primarily to the $60 million pre-tax NCF Retirement Plan settlement charge recognized in the fourth quarter of 2018.
Outside processing and software expense was $242 million in the fourth quarter of 2018, an increase of $28 million compared to the same period in 2017, driven primarily by higher software-related costs resulting from the amortization of new and upgraded technology assets.
Marketing and customer development expense was $49 million in the fourth quarter of 2018, a decrease of $55 million compared to the same period in 2017, due primarily to the $50 million tax reform-related charitable contribution in the fourth quarter of 2017 to support financial well-being initiatives.
Regulatory assessments expense was $7 million in the fourth quarter of 2018, a decrease of $36 million compared to the same period in 2017. The decrease in regulatory assessments expense was driven by the cessation of the FDIC surcharge and a $9 million regulatory assessment credit in the current quarter.
Operating losses totaled $39 million in the fourth quarter of 2018, an increase of $16 million compared to the same period in 2017, due primarily to higher legal and fraud-related expenses.
Other staff expense was $14 million, a decrease of $32 million compared to the same period in 2017, driven primarily by higher severance costs recognized during the second half of 2017, largely in connection with the voluntary early retirement program announced in our December 4, 2017 Form 8-K.
Other noninterest expense was $88 million in the fourth quarter of 2018, a decrease of $14 million compared to the same period in 2017. The decrease was driven primarily by lower branch and corporate real estate closure costs and lower software writedowns in the current quarter.

In the fourth quarter of 2018, we recorded a provision for income taxes of $136 million compared to a benefit of $74 million in the fourth quarter of 2017. The tax provision for the current quarter included $10 million of discrete tax benefits. The tax provision for the fourth quarter of 2017 was impacted by a $303 million income tax benefit for the remeasurement of our December 31, 2017 DTAs and DTLs and other tax reform-

related items due to the enactment of the 2017 Tax Act. The effective tax rate for the fourth quarter of 2018 was 17% compared to (11)% in the fourth quarter of 2017. In addition to the discrete items noted above, the year-over-year change in the effective tax rate was also impacted by the reduction in the U.S. federal corporate income tax rate from 35% to 21%.

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures								Table 29

Selected Quarterly Financial Data	Three Months Ended
(Dollars in millions and shares in thousands, except per share data)	2018				2017
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Summary of Operations:
Interest income	$1,944	$1,834	$1,759	$1,668	$1,640	$1,635	$1,583	$1,528
Interest expense	397	322	271	227	206	205	180	162
Net interest income	1,547	1,512	1,488	1,441	1,434	1,430	1,403	1,366
Provision for credit losses	87	61	32	28	79	120	90	119
Net interest income after provision for credit losses	1,460	1,451	1,456	1,413	1,355	1,310	1,313	1,247
Noninterest income	818	782	829	796	833	846	827	847
Noninterest expense	1,482	1,384	1,390	1,417	1,520	1,391	1,388	1,465
Income before provision/(benefit) for income taxes	796	849	895	792	668	765	752	629
Provision/(benefit) for income taxes	136	95	171	147	(74)	225	222	159
Net income attributable to noncontrolling interest	2	2	2	2	2	2	2	2
Net income	$658	$752	$722	$643	$740	$538	$528	$468
Net income available to common shareholders	$632	$726	$697	$612	$710	$512	$505	$451
Net interest income-FTE [1]	$1,570	$1,534	$1,510	$1,461	$1,472	$1,467	$1,439	$1,400
Total revenue	2,365	2,294	2,317	2,237	2,267	2,276	2,230	2,213
Total revenue-FTE [1]	2,388	2,316	2,339	2,257	2,305	2,313	2,266	2,247
Net securities gains/(losses)	—	—	—	1	(109)	—	1	—
Net income per average common share:
Diluted	$1.40	$1.56	$1.49	$1.29	$1.48	$1.06	$1.03	$0.91
Basic	1.41	1.58	1.50	1.31	1.50	1.07	1.05	0.92
Dividends declared per common share	0.50	0.50	0.40	0.40	0.40	0.40	0.26	0.26
Book value per common share	49.57	48.00	47.70	47.14	47.94	47.16	46.51	45.62
Tangible book value per common share [2]	35.73	34.51	34.40	33.97	34.82	34.34	33.83	33.05
Market capitalization	22,541	30,632	30,712	31,959	30,417	28,451	27,319	26,860
Market price per common share (NYSE trading symbol “STI”):
High	$67.98	$75.08	$71.14	$73.37	$66.62	$60.04	$58.75	$61.69
Low	46.05	65.82	65.08	64.32	56.30	51.96	52.69	52.71
Close	50.44	66.79	66.02	68.04	64.59	59.77	56.72	55.30
Selected Average Balances:
Total assets	$212,934	$207,395	$204,548	$204,132	$205,219	$205,738	$204,494	$204,252
Earning assets	190,742	186,344	184,566	182,874	184,306	184,861	184,057	183,606
LHFI	149,708	145,995	144,156	142,920	144,039	144,706	144,440	143,670
Intangible assets including residential MSRs	8,491	8,396	8,355	8,244	8,077	8,009	8,024	8,026
Residential MSRs	2,083	1,987	1,944	1,833	1,662	1,589	1,603	1,604
Consumer and commercial deposits	161,573	159,348	158,957	159,169	160,745	159,419	159,136	158,874
Preferred stock	2,025	2,025	2,025	2,390	2,236	1,975	1,720	1,225
Total shareholders’ equity	23,873	24,275	24,095	24,605	24,806	24,573	24,139	23,671
Average common shares - diluted	452,957	464,164	469,339	473,620	480,359	483,640	488,020	496,002
Average common shares - basic	449,404	460,252	465,529	468,723	474,300	478,258	482,913	490,091
Financial Ratios (Annualized):
ROA	1.23%	1.44%	1.42%	1.28%	1.43%	1.04%	1.03%	0.93%
ROE	11.54	13.01	12.73	11.23	12.54	9.03	9.08	8.19
ROTCE [3]	16.13	18.06	17.74	15.60	17.24	12.45	12.51	11.28
Net interest margin	3.22	3.22	3.23	3.20	3.09	3.07	3.06	3.02
Net interest margin-FTE [1]	3.27	3.27	3.28	3.24	3.17	3.15	3.14	3.09
Efficiency ratio [4]	62.66	60.34	59.98	63.35	67.03	61.12	62.24	66.20
Efficiency ratio-FTE [1,4]	62.06	59.76	59.41	62.77	65.94	60.14	61.24	65.19
Tangible efficiency ratio-FTE [1,4,5]	61.13	58.94	58.69	62.11	64.84	59.21	60.59	64.60
Adjusted tangible efficiency ratio-FTE [1,4,5,6]	58.63	58.94	58.69	62.11	59.85	59.21	60.59	64.60
Total average shareholders’ equity to total average assets	11.21	11.71	11.78	12.05	12.09	11.94	11.80	11.59
Tangible common equity to tangible assets [7]	7.63	7.72	7.96	8.04	8.21	8.10	8.11	8.06
Common dividend payout ratio	35.3	31.6	26.7	30.6	26.8	37.2	24.8	28.3

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)
Selected Quarterly Financial Data (continued)
	Three Months Ended
	2018				2017
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Capital Ratios at period end [8]:
CET1	9.21%	9.60%	9.72%	9.84%	9.74%	9.62%	9.68%	9.69%
Tier 1 capital	10.30	10.72	10.86	11.00	11.15	10.74	10.81	10.40
Total capital	12.02	12.47	12.67	12.90	13.09	12.69	12.75	12.37
Leverage	9.26	9.66	9.82	9.75	9.80	9.50	9.55	9.08

Reconcilement of Non-U.S. GAAP Measures - Quarterly
	Three Months Ended
(Dollars in millions, except per share data)	2018				2017
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Net interest margin	3.22%	3.22%	3.23%	3.20%	3.09%	3.07%	3.06%	3.02%
Impact of FTE adjustment	0.05	0.05	0.05	0.04	0.08	0.08	0.08	0.07
Net interest margin-FTE [1]	3.27%	3.27%	3.28%	3.24%	3.17%	3.15%	3.14%	3.09%

Efficiency ratio [4]	62.66%	60.34%	59.98%	63.35%	67.03%	61.12%	62.24%	66.20%
Impact of FTE adjustment	(0.60)	(0.58)	(0.57)	(0.58)	(1.09)	(0.98)	(1.00)	(1.01)
Efficiency ratio-FTE [1,4]	62.06	59.76	59.41	62.77	65.94	60.14	61.24	65.19
Impact of excluding amortization related to intangible assets and certain tax credits	(0.93)	(0.82)	(0.72)	(0.66)	(1.10)	(0.93)	(0.65)	(0.59)
Tangible efficiency ratio-FTE [1,4,5]	61.13	58.94	58.69	62.11	64.84	59.21	60.59	64.60
Impact of excluding NCF Retirement Plan settlement charge as well as Form 8-K and tax reform-related items	(2.50)	—	—	—	(4.99)	—	—	—
Adjusted tangible efficiency ratio-FTE [1,4,5,6]	58.63%	58.94%	58.69%	62.11%	59.85%	59.21%	60.59%	64.60%

ROE	11.54%	13.01%	12.73%	11.23%	12.54%	9.03%	9.08%	8.19%
Impact of removing average intangible assets other than residential MSRs and other servicing rights from average common shareholders' equity, and removing related pre-tax amortization expense from net income available to common shareholders	4.59	5.05	5.01	4.37	4.70	3.42	3.43	3.09
ROTCE [3]	16.13%	18.06%	17.74%	15.60%	17.24%	12.45%	12.51%	11.28%

Net interest income	$1,547	$1,512	$1,488	$1,441	$1,434	$1,430	$1,403	$1,366
FTE adjustment	23	22	22	20	38	37	36	34
Net interest income-FTE [1]	1,570	1,534	1,510	1,461	1,472	1,467	1,439	1,400
Noninterest income	818	782	829	796	833	846	827	847
Total revenue-FTE [1]	$2,388	$2,316	$2,339	$2,257	$2,305	$2,313	$2,266	$2,247

	At
	2018				2017
(Dollars in millions, except per share data)	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Total shareholders’ equity	$24,280	$24,139	$24,316	$24,269	$25,154	$24,522	$24,477	$23,484
Goodwill, net of deferred taxes [9]	(6,171)	(6,171)	(6,172)	(6,172)	(6,168)	(6,084)	(6,085)	(6,086)
Other intangible assets (including residential MSRs and other servicing rights)	(2,062)	(2,140)	(2,036)	(1,996)	(1,791)	(1,706)	(1,689)	(1,729)
Residential MSRs and other servicing rights	2,049	2,126	2,022	1,981	1,776	1,690	1,671	1,711
Tangible equity [7]	18,096	17,954	18,130	18,082	18,971	18,422	18,374	17,380
Noncontrolling interest	(103)	(101)	(103)	(101)	(103)	(101)	(103)	(101)
Preferred stock	(2,025)	(2,025)	(2,025)	(2,025)	(2,475)	(1,975)	(1,975)	(1,225)
Tangible common equity [7]	$15,968	$15,828	$16,002	$15,956	$16,393	$16,346	$16,296	$16,054

Total assets	$215,543	$211,276	$207,505	$204,885	$205,962	$208,252	$207,223	$205,642
Goodwill	(6,331)	(6,331)	(6,331)	(6,331)	(6,331)	(6,338)	(6,338)	(6,338)
Other intangible assets (including residential MSRs and other servicing rights)	(2,062)	(2,140)	(2,036)	(1,996)	(1,791)	(1,706)	(1,689)	(1,729)
Residential MSRs and other servicing rights	2,049	2,126	2,022	1,981	1,776	1,690	1,671	1,711
Tangible assets	$209,199	$204,931	$201,160	$198,539	$199,616	$201,898	$200,867	$199,286
Tangible common equity to tangible assets [7]	7.63%	7.72%	7.96%	8.04%	8.21%	8.10%	8.11%	8.06%
Tangible book value per common share [2]	$35.73	$34.51	$34.40	$33.97	$34.82	$34.34	$33.83	$33.05

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)
Reconcilement of Non-U.S. GAAP Measures - Annual	Year Ended December 31
(Dollars in millions, except per share data)	2018	2017	2016	2015	2014
Net interest margin	3.22%	3.06%	2.92%	2.82%	2.98%
Impact of FTE adjustment	0.04	0.08	0.08	0.09	0.09
Net interest margin-FTE [1]	3.26%	3.14%	3.00%	2.91%	3.07%
Efficiency ratio [4]	61.58%	64.14%	63.55%	64.24%	67.90%
Impact of FTE adjustment	(0.59)	(1.02)	(1.00)	(1.11)	(1.16)
Efficiency ratio-FTE [1,4]	60.99	63.12	62.55	63.13	66.74
Impact of excluding amortization related to intangible assets and certain tax credits	(0.78)	(0.82)	(0.56)	(0.49)	(0.30)
Tangible efficiency ratio-FTE [1,4,5]	60.21	62.30	61.99	62.64	66.44
Impact of excluding NCF Retirement Plan settlement charge, Form 8-K and tax reform-related items, as well as other legacy mortgage-related items	(0.65)	(1.26)	—	—	(3.10)
Adjusted tangible efficiency ratio-FTE [1,4,5,6,10]	59.56%	61.04%	61.99%	62.64%	63.34%
ROE	12.13%	9.72%	7.97%	8.46%	8.10%
Impact of removing average intangible assets other than residential MSRs and other servicing rights from average common shareholders' equity, and removing related pre-tax amortization expense from net income available to common shareholders	4.76	3.67	2.94	3.29	3.39
ROTCE [3]	16.89%	13.39%	10.91%	11.75%	11.49%
Net interest income	$5,987	$5,633	$5,221	$4,764	$4,840
FTE adjustment	88	145	138	142	142
Net interest income-FTE [1]	6,075	5,778	5,359	4,906	4,982
Noninterest income	3,226	3,354	3,383	3,268	3,323
Total revenue-FTE [1]	9,301	9,132	8,742	8,174	8,305
Impact of excluding Form 8-K items	—	—	—	—	(105)
Total adjusted revenue-FTE [1,10]	$9,301	$9,132	$8,742	$8,174	$8,200
Net income available to common shareholders	$2,668	$2,179	$1,811	$1,863	$1,722
Impact of excluding Form 8-K and other items	—	—	—	—	7
Adjusted net income available to common shareholders [10]	$2,668	$2,179	$1,811	$1,863	$1,729
Noninterest income	$3,226	$3,354	$3,383	$3,268	$3,323
Impact of excluding Form 8-K items	—	—	—	—	(105)
Adjusted noninterest income [10]	$3,226	$3,354	$3,383	$3,268	$3,218
Noninterest expense	$5,673	$5,764	$5,468	$5,160	$5,543
Impact of excluding Form 8-K and other items	—	—	—	—	(324)
Adjusted noninterest expense [10]	$5,673	$5,764	$5,468	$5,160	$5,219
Diluted net income per average common share	$5.74	$4.47	$3.60	$3.58	$3.23
Impact of excluding Form 8-K and other items	—	—	—	—	0.01
Adjusted diluted net income per average common share [10]	$5.74	$4.47	$3.60	$3.58	$3.24

	At December 31
(Dollars in millions, except per share data)	2018	2017	2016	2015	2014
Total shareholders’ equity	$24,280	$25,154	$23,618	$23,437	$23,005
Goodwill, net of deferred taxes [9]	(6,171)	(6,168)	(6,086)	(6,097)	(6,123)
Other intangible assets (including residential MSRs and other servicing rights)	(2,062)	(1,791)	(1,657)	(1,325)	(1,219)
Residential MSRs and other servicing rights	2,049	1,776	1,638	1,316	1,206
Tangible equity [7]	18,096	18,971	17,513	17,331	16,869
Noncontrolling interest	(103)	(103)	(103)	(108)	(108)
Preferred stock	(2,025)	(2,475)	(1,225)	(1,225)	(1,225)
Tangible common equity [7]	$15,968	$16,393	$16,185	$15,998	$15,536
Total assets	$215,543	$205,962	$204,875	$190,817	$190,328
Goodwill	(6,331)	(6,331)	(6,337)	(6,337)	(6,337)
Other intangible assets (including residential MSRs and other servicing rights)	(2,062)	(1,791)	(1,657)	(1,325)	(1,219)
Residential MSRs and other servicing rights	2,049	1,776	1,638	1,316	1,206
Tangible assets	$209,199	$199,616	$198,519	$184,471	$183,978
Tangible common equity to tangible assets [7]	7.63%	8.21%	8.15%	8.67%	8.44%
Tangible book value per common share [2]	$35.73	$34.82	$32.95	$31.45	$29.62

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)
Reconciliation of PPNR [11]
(Dollars in millions)	Year Ended December 31, 2018
Income before provision for income taxes	$3,332
Provision for credit losses	208
Less:
Net securities gains	1
PPNR	$3,539

[1]
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

[2]
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

[4]	Efficiency ratio is computed by dividing Noninterest expense by Total revenue. Efficiency ratio-FTE is computed by dividing Noninterest expense by Total revenue-FTE.

[5]
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

[6]
We present Adjusted tangible efficiency ratio-FTE, which excludes the $60 million pre-tax impact of the NCF Retirement Plan settlement charge recognized in the fourth quarter of 2018 as well as Form 8-K and tax reform-related items recognized in the fourth quarter of 2017. We believe this measure is useful to investors because it removes the effect of material items impacting the periods' results and is more reflective of normalized operations as it reflects results that are primarily client relationship and client transaction driven. Removing these items also allows investors to compare our results to other companies in the industry that may not have had similar items impacting their results. Additional detail on these items can be found in Note 17, "Employee Benefit Plans," to the Consolidated Financial Statements in this Form 10-K and in our 2017 Annual Report on Form 10-K.

[7]
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

[8]
Basel III capital ratios are calculated under the standardized approach using regulatory capital methodology applicable to us for each period presented. Refer to the "Capital Resources" section of this MD&A for additional regulatory capital information.

[9]
Net of deferred taxes of $160 million, $160 million, $159 million, and $159 million at December 31, 2018, September 30, 2018, June 30, 2018, and March 31, 2018, respectively. Net of deferred taxes of $163 million, $254 million, $253 million, and $252 million at December 31, 2017, September 30, 2017, June 30, 2017, and March 31, 2017, respectively. Net of deferred taxes of $251 million, $240 million, and $214 million at December 31, 2016, 2015, and 2014, respectively.

[10]
We present certain income statement categories and also Adjusted tangible efficiency ratio-FTE, Total adjusted revenue-FTE, Adjusted net income available to common shareholders, Adjusted noninterest income, Adjusted noninterest expense, and Adjusted diluted net income per average common share, which exclude Form 8-K and tax reform-related items recognized in the fourth quarter of 2017 as well as other legacy mortgage-related items recognized in 2014. We believe these measures are useful to investors because they remove the effects of material items impacting the periods' results and are more reflective of normalized operations as they reflect results that are primarily client relationship and client transaction driven. Removing these items also allows investors to compare our results to other companies in the industry that may not have had similar items impacting their results. Additional detail on these items can be found in our 2017 Annual Report on Form 10-K.

[11]
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
See “Enterprise Risk Management” section in Part II, Item 7 of this Form 10-K, which is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SunTrust Banks, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SunTrust Banks, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of SunTrust Banks, Inc. at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.

Atlanta, Georgia
February 22, 2019

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SunTrust Banks, Inc.

Opinion on Internal Control over Financial Reporting

We have audited SunTrust Banks, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SunTrust Banks, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of SunTrust Banks, Inc. as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Atlanta, Georgia
February 22, 2019

SunTrust Banks, Inc.
Consolidated Statements of Income

	Year Ended December 31
(Dollars in millions and shares in thousands, except per share data)	2018	2017	2016
Interest Income
Interest and fees on loans held for investment	$6,058	$5,385	$4,939
Interest and fees on loans held for sale	101	99	92
Interest on securities available for sale [1]	849	756	636
Trading account interest and other [1]	197	147	111
Total interest income	7,205	6,387	5,778
Interest Expense
Interest on deposits	711	404	259
Interest on long-term debt	375	288	260
Interest on other borrowings	132	62	38
Total interest expense	1,218	754	557
Net interest income	5,987	5,633	5,221
Provision for credit losses	208	409	444
Net interest income after provision for credit losses	5,779	5,224	4,777
Noninterest Income
Service charges on deposit accounts	579	603	630
Other charges and fees [2]	356	361	359
Card fees	324	344	327
Investment banking income [2]	599	623	515
Trading income	161	189	211
Mortgage related income [3]	342	422	555
Trust and investment management income	304	309	304
Retail investment services	292	278	281
Commercial real estate related income	134	123	69
Net securities gains/(losses)	1	(108)	4
Gain on sale of subsidiary	—	107	—
Other noninterest income	134	103	128
Total noninterest income	3,226	3,354	3,383
Noninterest Expense
Employee compensation	2,878	2,854	2,698
Employee benefits	430	403	373
Outside processing and software	909	826	834
Net occupancy expense	372	377	349
Marketing and customer development	175	232	172
Equipment expense	166	164	170
Regulatory assessments	126	187	173
Operating losses	79	40	108
Amortization	73	75	49
Consulting and legal fees	62	71	93
Other staff expense	52	121	67
Other noninterest expense	351	414	382
Total noninterest expense	5,673	5,764	5,468
Income before provision for income taxes	3,332	2,814	2,692
Provision for income taxes	548	532	805
Net income including income attributable to noncontrolling interest	2,784	2,282	1,887
Less: Net income attributable to noncontrolling interest	9	9	9
Net income	2,775	2,273	1,878
Less: Preferred stock dividends and other	107	94	67
Net income available to common shareholders	$2,668	$2,179	$1,811
Net income per average common share:
Diluted	$5.74	$4.47	$3.60
Basic	5.79	4.53	3.63
Dividends declared per common share	1.80	1.32	1.00
Average common shares outstanding - diluted	464,961	486,954	503,466
Average common shares outstanding - basic	460,922	481,339	498,638

1 Beginning January 1, 2018, the Company reclassified equity securities previously presented in Securities AFS to Other assets on the Consolidated Balance Sheets and began presenting income associated with certain of these equity securities in Trading account interest and other. For periods prior to January 1, 2018, this income was previously presented in Interest on securities available for sale and has been reclassified to Trading account interest and other for comparability.
2 Beginning July 1, 2018, the Company began presenting bridge commitment fee income related to capital market transactions in Investment banking income on the Consolidated Statements of Income. For periods prior to July 1, 2018, this income was previously presented in Other charges and fees and has been reclassified to Investment banking income for comparability.
3 Beginning with this Form 10-K, the Company began presenting Mortgage production related income and Mortgage servicing related income as a single line item on the Consolidated Statements of Income titled Mortgage related income. Prior periods have been conformed to this updated presentation for comparability.
See accompanying Notes to Consolidated Financial Statements.

SunTrust Banks, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31
(Dollars in millions)	2018	2017 [1]	2016
Net income	$2,775	$2,273	$1,878
Components of other comprehensive (loss)/income:
Change in net unrealized (losses)/gains on securities available for sale, net of tax of ($117), $29, and ($117), respectively	(386)	61	(197)
Change in net unrealized losses on derivative instruments, net of tax of ($21), $0, and ($145), respectively	(68)	(87)	(244)
Change in net unrealized gains/(losses) on brokered time deposits, net of tax of $0, $0, and $0, respectively	2	—	(1)
Change in credit risk adjustment on long-term debt, net of tax of $1, $3, and ($1), respectively	4	3	(2)
Change related to employee benefit plans, net of tax of $1, $138, and $52, respectively	2	24	88
Total other comprehensive (loss)/income, net of tax	(446)	1	(356)
Total comprehensive income	$2,329	$2,274	$1,522

[1]	Net of tax amounts include the stranded tax effects resulting from the 2017 Tax Act. See Note 1, "Significant Accounting Policies," for additional information.

See accompanying Notes to Consolidated Financial Statements.

SunTrust Banks, Inc.
Consolidated Balance Sheets

	December 31,
(Dollars in millions and shares in thousands, except per share data)	2018	2017
Assets
Cash and due from banks	$5,791	$5,349
Federal funds sold and securities borrowed or purchased under agreements to resell	1,679	1,538
Interest-bearing deposits in other banks	25	25
Cash and cash equivalents	7,495	6,912
Trading assets and derivative instruments [1]	5,506	5,093
Securities available for sale [2,3]	31,442	30,947
Loans held for sale ($1,178 and $1,577 at fair value at December 31, 2018 and 2017, respectively)	1,468	2,290
Loans held for investment [4] ($163 and $196 at fair value at December 31, 2018 and 2017, respectively)	151,839	143,181
Allowance for loan and lease losses	(1,615)	(1,735)
Net loans held for investment	150,224	141,446
Premises, property, and equipment, net [5]	2,024	2,053
Goodwill	6,331	6,331
Other intangible assets (Residential MSRs at fair value: $1,983 and $1,710 at December 31, 2018 and 2017, respectively)	2,062	1,791
Other assets [3,5] ($95 and $56 at fair value at December 31, 2018 and 2017, respectively)	8,991	9,099
Total assets	$215,543	$205,962

Liabilities
Noninterest-bearing deposits	$40,770	$42,784
Interest-bearing deposits ($403 and $236 at fair value at December 31, 2018 and 2017, respectively)	121,819	117,996
Total deposits	162,589	160,780
Funds purchased	2,141	2,561
Securities sold under agreements to repurchase	1,774	1,503
Other short-term borrowings	4,857	717
Long-term debt [6] ($289 and $530 at fair value at December 31, 2018 and 2017, respectively)	15,072	9,785
Trading liabilities and derivative instruments	1,604	1,283
Other liabilities	3,226	4,179
Total liabilities	191,263	180,808
Shareholders’ Equity
Preferred stock, no par value	2,025	2,475
Common stock, $1.00 par value	553	550
Additional paid-in capital	9,022	9,000
Retained earnings	19,522	17,540
Treasury stock, at cost, and other [7]	(5,422)	(3,591)
Accumulated other comprehensive loss, net of tax	(1,420)	(820)
Total shareholders’ equity	24,280	25,154
Total liabilities and shareholders’ equity	$215,543	$205,962

Common shares outstanding [8]	446,888	470,931
Common shares authorized	750,000	750,000
Preferred shares outstanding	20	25
Preferred shares authorized	50,000	50,000
Treasury shares of common stock	105,896	79,133

[1] Includes trading securities pledged as collateral where counterparties have the right to sell or repledge the collateral	$1,442	$1,086
[2] Includes securities AFS pledged as collateral where counterparties have the right to sell or repledge the collateral	222	223
[3] Beginning January 1, 2018, the Company reclassified equity securities previously presented in Securities available for sale to Other assets. Prior periods have been revised to conform to the current presentation.

[4] Includes loans held for investment of consolidated VIEs	153	179
[5] Beginning October 1, 2018, the Company reclassified capitalized software and related accumulated amortization previously presented in Other assets to Premises, property, and equipment, net. Prior periods have been revised to conform to the current presentation.

[6] Includes debt of consolidated VIEs	161	189
[7] Includes noncontrolling interest	103	103
[8] Includes restricted shares	7	9

See accompanying Notes to Consolidated Financial Statements.

SunTrust Banks, Inc.
Consolidated Statements of Shareholders’ Equity

(Dollars and shares in millions, except per share data)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury [1] Stock and Other	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2016	$1,225	509	$550	$9,094	$14,686	($1,658)	($460)	$23,437
Cumulative effect of credit risk adjustment [2]	—	—	—	—	5	—	(5)	—
Net income	—	—	—	—	1,878	—	—	1,878
Other comprehensive loss	—	—	—	—	—	—	(356)	(356)
Change in noncontrolling interest	—	—	—	—	—	(5)	—	(5)
Common stock dividends, $1.00 per share	—	—	—	—	(498)	—	—	(498)
Preferred stock dividends [3]	—	—	—	—	(66)	—	—	(66)
Repurchase of common stock	—	(20)	—	—	—	(806)	—	(806)
Repurchase of common stock warrants	—	—	—	(24)	—	—	—	(24)
Exercise of stock options and stock compensation expense [4]	—	1	—	(40)	—	65	—	25
Restricted stock activity [4]	—	1	—	(20)	(5)	56	—	31
Amortization of restricted stock compensation	—	—	—	—	—	2	—	2
Balance, December 31, 2016	$1,225	491	$550	$9,010	$16,000	($2,346)	($821)	$23,618
Net income	—	—	—	—	2,273	—	—	2,273
Other comprehensive income	—	—	—	—	—	—	1	1
Common stock dividends, $1.32 per share	—	—	—	—	(634)	—	—	(634)
Preferred stock dividends [3]	—	—	—	—	(94)	—	—	(94)
Issuance of preferred stock, Series G and H	1,250	—	—	(11)	—	—	—	1,239
Repurchase of common stock	—	(22)	—	—	—	(1,314)	—	(1,314)
Exercise of stock options and stock compensation expense	—	1	—	(15)	—	36	—	21
Restricted stock activity	—	1	—	16	(5)	33	—	44
Balance, December 31, 2017	$2,475	471	$550	$9,000	$17,540	($3,591)	($820)	$25,154
Cumulative effect adjustment related to ASU adoptions [5]	—	—	—	—	149	—	(154)	(5)
Net income	—	—	—	—	2,775	—	—	2,775
Other comprehensive loss	—	—	—	—	—	—	(446)	(446)
Common stock dividends, $1.80 per share	—	—	—	—	(826)	—	—	(826)
Preferred stock dividends [3]	—	—	—	—	(107)	—	—	(107)
Redemption of preferred stock, Series E	(450)	—	—	—	—	—	—	(450)
Repurchase of common stock	—	(29)	—	—	—	(1,910)	—	(1,910)
Exercise of stock options and stock compensation expense	—	1	—	—	—	36	—	36
Exercise of stock warrants	—	3	3	(3)	—	—	—	—
Restricted stock activity	—	1	—	25	(9)	42	—	58
Amortization of restricted stock compensation	—	—	—	—	—	1	—	1
Balance, December 31, 2018	$2,025	447	$553	$9,022	$19,522	($5,422)	($1,420)	$24,280
1 At December 31, 2018, includes ($5,525) million for treasury stock and $103 million for noncontrolling interest.
At December 31, 2017, includes ($3,694) million for treasury stock and $103 million for noncontrolling interest.
At December 31, 2016, includes ($2,448) million for treasury stock, ($1) million for the compensation element of restricted stock, and $103 million for noncontrolling interest.
2 Related to the Company’s early adoption of the ASU 2016-01 provision related to changes in instrument-specific credit risk beginning January 1, 2016. See Note 1, “Significant Accounting Policies,” and Note 23, “Accumulated Other Comprehensive Loss,” for additional information.
3 For the year ended December 31, 2018, dividends were $4,056 per share for both Series A and B Preferred Stock, $1,469 per share for Series E Preferred Stock, $5,625 per share for Series F Preferred Stock, $5,050 per share for Series G Preferred Stock, and $5,566 per share for Series H Preferred Stock.
For the year ended December 31, 2017, dividends were $4,056 per share for both Series A and B Preferred Stock, $5,875 per share for Series E Preferred Stock, $5,625 per share for Series F Preferred Stock, $3,128 per share for Series G Preferred Stock, and $669 per share for Series H Preferred Stock.
For the year ended December 31, 2016, dividends were $4,067 per share for both Series A and B Preferred Stock, $5,875 per share for Series E Preferred Stock, and $5,625 per share for Series F Preferred Stock.
4 Includes a ($4) million net reclassification of excess tax benefits from Additional paid-in capital to Provision for income taxes, related to the Company’s adoption of ASU 2016-09.
5 Related to the Company’s adoption of ASU 2014-09, ASU 2016-01, ASU 2017-12, and ASU 2018-02 on January 1, 2018. See Note 1, “Significant Accounting Policies,” for additional information.

See accompanying Notes to Consolidated Financial Statements.

SunTrust Banks, Inc. Consolidated Statements of Cash Flows

	Year Ended December 31
(Dollars in millions)	2018	2017	2016
Cash Flows from Operating Activities:
Net income including income attributable to noncontrolling interest	$2,784	$2,282	$1,887
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation, amortization, and accretion	716	727	725
Origination of servicing rights	(352)	(411)	(312)
Provisions for credit losses and foreclosed property	218	418	449
Deferred income tax (benefit)/expense	(87)	344	111
Stock-based compensation	140	160	126
Net securities (gains)/losses	(1)	108	(4)
Net gains on sale of loans held for sale, loans, and other assets	(97)	(269)	(428)
Gain on sale of subsidiary	—	(107)	—
Net decrease/(increase) in loans held for sale	886	2,099	(1,819)
Net (increase)/decrease in trading assets and derivative instruments	(501)	834	(342)
Net (increase)/decrease in other assets [1]	(340)	348	(627)
Net decrease in other liabilities	(797)	(911)	(284)
Net cash provided by/(used in) operating activities	2,569	5,622	(518)
Cash Flows from Investing Activities:
Proceeds from maturities, calls, and paydowns of securities available for sale	3,690	4,186	5,108
Proceeds from sales of securities available for sale	2,096	2,854	197
Purchases of securities available for sale	(6,389)	(8,299)	(8,610)
Net increase in loans, including purchases of loans	(9,406)	(2,425)	(9,032)
Proceeds from sales of loans and leases	281	720	1,612
Net cash paid for servicing rights	(78)	(7)	(171)
Payments for bank-owned life insurance policy premiums [1]	(202)	(127)	(202)
Proceeds from the settlement of bank-owned life insurance [1]	14	3	17
Proceeds from beneficial interest [1]	2	11	12
Capital expenditures	(345)	(410)	(283)
Payments related to acquisitions, net of cash acquired [1]	—	—	(188)
Consideration received from sale of subsidiary	—	261	—
Proceeds from the sale of other real estate owned and other assets	186	235	233
Net cash used in investing activities	(10,151)	(2,998)	(11,307)
Cash Flows from Financing Activities:
Net increase in total deposits	1,809	382	10,568
Net increase in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	3,991	17	37
Proceeds from issuance of long-term debt	6,944	2,844	6,705
Repayments of long-term debt	(1,274)	(4,562)	(3,231)
Payments of contingent consideration [1]	—	—	(13)
Proceeds from issuance of preferred stock	—	1,239	—
Repurchase of preferred stock	(450)	—	—
Repurchase of common stock	(1,910)	(1,314)	(806)
Repurchase of common stock warrants	—	—	(24)
Common and preferred stock dividends paid	(936)	(723)	(564)
Taxes paid related to net share settlement of equity awards	(45)	(39)	(48)
Proceeds from exercise of stock options	36	21	25
Net cash provided by/(used in) financing activities	8,165	(2,135)	12,649
Net increase in cash and cash equivalents	583	489	824
Cash and cash equivalents at beginning of period	6,912	6,423	5,599
Cash and cash equivalents at end of period	$7,495	$6,912	$6,423

Supplemental Disclosures:
Interest paid	$1,151	$730	$559
Income taxes paid	130	415	813
Income taxes refunded	(219)	(3)	(2)
Loans transferred from loans held for sale to loans held for investment	28	19	30
Loans transferred from loans held for investment to loans held for sale	532	288	360
Loans transferred from loans held for investment and loans held for sale to other real estate owned	62	57	59
Amortization of deferred gain on sale leaseback of premises	6	17	43
Non-cash impact of debt assumed by purchaser in lease sale	373	184	74
1 Certain prior period amounts have been revised to reflect the impact of the Company’s adoption of ASU 2016-15. See Note 1, “Significant Accounting Policies,” for additional information.
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
General
SunTrust is a financial services holding company headquartered in Atlanta, Georgia and is one of the nation’s largest commercial banking organizations. Through its principal subsidiary, SunTrust Bank, the Company offers a full line of financial services for consumers, businesses, corporations, institutions, and not-for-profit entities, both through branches (located primarily in Florida, Georgia, Virginia, North Carolina, Tennessee, Maryland, South Carolina, and the District of Columbia) and through other digital and national delivery channels. In addition to deposit, credit, mortgage banking, and trust and investment services provided by the Bank, the Company’s other subsidiaries provide capital markets, securities brokerage, investment banking, and wealth management services. The Company operates and measures business activity across two business segments: Consumer and Wholesale, with functional activities included in Corporate Other. For additional information on the Company’s business segments, see Note 22, “Business Segment Reporting.”

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
The Company holds VIs, which are contractual, ownership or other interests that fluctuate with changes in the fair value of a VIE’s net assets. The Company consolidates a VIE if it is the primary beneficiary, which is the party that has both the power to direct the activities that most significantly impact the financial performance of the VIE and the obligation to absorb losses or rights to receive benefits through its VIs that could potentially be significant to the VIE. To determine whether or not a VI held by the Company could potentially be significant to the VIE, both qualitative and quantitative factors regarding the nature, size, and form of the Company’s involvement with the VIE are considered. The assessment of whether or not the Company is the primary beneficiary of a VIE is performed on an ongoing basis. The Company consolidates VOEs that are controlled through the Company’s equity interests or by other means.
Investments in entities for which the Company has the ability to exercise significant influence, but not control, over operating and financing decisions are accounted for using the equity method of accounting. These investments are included in Other assets in the Consolidated Balance Sheets at cost, adjusted to reflect the Company’s portion of income, loss, or dividends of the investee. For information on the Company’s equity investments that do not meet the criteria to be accounted for under the equity method and do not result in consolidation of the investee, see the “Equity Securities” section in this Note.
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

Trading Activities
Various trading assets and liabilities are used as part of the Company’s overall balance sheet management strategies and to support client requirements. Trading assets and liabilities are measured at fair value with changes in fair value recognized within Noninterest income in the Company’s Consolidated Statements of Income. See Note 5, “Trading Assets and Liabilities and Derivative Instruments,” for additional information on the Company’s trading activities.

Investments
The Company invests in various debt and equity securities that are not held for trading purposes. Debt securities that the Company might not hold until maturity are classified as securities AFS. Equity securities that are not held for trading purposes are recorded in Other assets on the Consolidated Balance Sheets.

Securities Available for Sale
The Company invests in various debt securities primarily as a store of liquidity and as part of the overall ALM process to optimize income and market performance over an entire interest rate cycle. Interest income on securities AFS is recognized on an accrual basis in Interest income in the Company’s Consolidated Statements of Income. Premiums and discounts on securities AFS are amortized or accreted as an adjustment to yield over the life of the security. The Company estimates principal prepayments on securities AFS for which prepayments are probable and the timing and amount of prepayments can be

Notes to Consolidated Financial Statements, continued

reasonably estimated. The estimates are informed by analyses of both historical prepayments and anticipated macroeconomic conditions, such as spot interest rates compared to implied forward interest rates. The estimate of prepayments for these securities impacts their lives and thereby the amortization or accretion of associated premiums and discounts. Securities AFS are measured at fair value with unrealized gains and losses, net of any tax effect, included in AOCI as a component of shareholders’ equity. Realized gains and losses, including OTTI, are determined using the specific identification method and are recognized as a component of Noninterest income in the Consolidated Statements of Income.
Securities AFS are reviewed for OTTI on a quarterly basis. In determining whether OTTI exists for securities AFS in an unrealized loss position, the Company assesses whether it has the intent to sell the security or assesses the likelihood of selling the security prior to the recovery of its amortized cost basis. If the Company intends to sell the security or it is more-likely-than-not that the Company will be required to sell the security prior to the recovery of its amortized cost basis, the security is written down to fair value, and the full amount of any impairment charge is recognized as a component of Noninterest income in the Consolidated Statements of Income. If the Company does not intend to sell the security and it is more-likely-than-not that the Company will not be required to sell the security prior to recovery of its amortized cost basis, only the credit component of any impairment of a debt security is recognized as a component of Noninterest income in the Consolidated Statements of Income, with the amount of any remaining unrealized losses recorded in OCI. For additional information on the Company’s securities AFS, see Note 6, “Investment Securities,” and Note 20, “Fair Value Election and Measurement.”

Equity Securities
Equity securities that are not classified as trading assets or liabilities are recorded in Other assets on the Company’s Consolidated Balance Sheets. Equity securities with readily determinable fair values (marketable) are measured at fair value, with changes in the fair value recognized as a component of Noninterest income in the Company’s Consolidated Statements of Income. Marketable equity securities include mutual fund investments and other publicly traded equity securities. Dividends received from mutual fund investments are recognized within Interest income (Trading account interest and other), and dividends received from other marketable equity securities are recognized within Noninterest income in the Consolidated Statements of Income. Equity securities that do not have readily determinable fair values (nonmarketable) are accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer, also referred to as the measurement alternative. Any adjustments to the carrying value of these nonmarketable equity securities are recognized in Other noninterest income in the Company’s Consolidated Statements of Income. Nonmarketable equity securities include Federal Reserve Bank of Atlanta and FHLB of Atlanta capital stock, both held at cost, as well as other equity securities that the Company elected to account for under the measurement alternative. Dividends received from Federal Reserve Bank of Atlanta and FHLB of Atlanta capital stock are recognized within Interest income (Trading account interest and other), and dividends received from other nonmarketable equity securities are recognized in Other noninterest income in the Consolidated Statements of Income. For additional information on the Company’s equity securities, see Note 11, “Other Assets,” and Note 20, “Fair Value Election and Measurement.”

Securities Sold Under Agreements to Repurchase and Securities Borrowed or Purchased Under Agreements to Resell
Securities sold under agreements to repurchase and securities borrowed or purchased under agreements to resell are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold or acquired, plus accrued interest. The fair value of collateral pledged or received is continually monitored and additional collateral is obtained or requested to be returned to the Company as deemed appropriate. For additional information on the collateral pledged to secure repurchase agreements, see Note 4, “Federal Funds Sold and Securities Financing Activities,” Note 5, “Trading Assets and Liabilities and Derivatives,” and Note 6, “Investment Securities.”

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
The Company may transfer certain loans to LHFS measured at LOCOM. At the time of transfer, any credit losses subject to charge-off in accordance with the Company’s policy are recorded as a reduction in the ALLL. Any subsequent losses, including those related to interest rate or liquidity related valuation adjustments, are recorded as a component of Noninterest income in the Consolidated Statements of Income. The Company may also transfer loans from LHFS to LHFI. If an LHFS for which fair value accounting was elected is transferred to held for investment, it will continue to be accounted for at fair value in the LHFI portfolio. For additional information on the Company’s LHFS activities, see Note 7, “Loans.”

Loans Held for Investment
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are considered

Notes to Consolidated Financial Statements, continued

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
Consumer loans secured by residential real estate (guaranteed and nonguaranteed residential mortgages, residential home equity products, and residential construction loans) are considered to be past due when a monthly payment is due and unpaid for one month. Guaranteed residential mortgages continue to accrue interest regardless of delinquency status because collection of principal and interest is reasonably assured by the government. Nonguaranteed residential mortgages and residential construction loans are generally placed on nonaccrual when three payments are past due. Residential home equity products are generally placed on nonaccrual when payments are 90 days past due. The exceptions for nonguaranteed residential mortgages, residential construction loans, and residential home equity products are: (i) when the borrower has declared bankruptcy, in which case, they are moved to nonaccrual status once they become 60 days past due, (ii) loans discharged in Chapter 7 bankruptcy that have not been reaffirmed by the borrower, in which case, they are reclassified as TDRs and moved to nonaccrual status, and (iii) second lien loans, which are classified as nonaccrual when the first lien loan is classified as nonaccrual, even if the second lien loan is performing. When a loan is placed on nonaccrual, accrued interest is reversed against interest income. Interest income on nonaccrual consumer loans secured by residential real estate is recognized on a cash basis. Nonaccrual consumer loans secured by residential real estate are typically returned to accrual status once they no longer meet the delinquency threshold that resulted in them initially being moved to nonaccrual status, with the exception of the aforementioned Chapter 7 bankruptcy loans, which remain on nonaccrual until there is six months of payment performance following discharge by the bankruptcy court.
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
TDRs are loans in which the borrower is experiencing financial difficulty at the time of restructure and the borrower received an economic concession either from the Company or as the product of a bankruptcy court order. A restructuring that results in only a delay in payments that is insignificant is not considered an economic concession. To date, the Company’s TDRs have been predominantly first and second lien residential mortgages and home equity lines of credit. Prior to granting a modification of a borrower’s loan terms, the Company performs an evaluation of the borrower’s financial condition and ability to service under the potential modified loan terms. The types of concessions generally granted are extensions of the loan maturity date and/or reductions in the original contractual interest rate. In certain situations, the Company may offer to restructure a loan in a manner that ultimately results in the forgiveness of a contractually specified principal balance. Typically, if a loan is accruing interest at the time of modification, the loan remains on accrual status and is subject to the Company’s charge-off and nonaccrual policies. See the “Allowance for Credit Losses” section below for further information regarding these policies. If a loan is on nonaccrual before it is determined to be a TDR, then the loan remains on nonaccrual. Typically, TDRs may be returned to accrual status if there has been at least a six month sustained period of repayment performance by the borrower. Generally, once a loan becomes a TDR, the Company expects that the loan will continue to be reported as a TDR for its remaining life, even after returning to accruing status, unless the modified rates and terms at the time of modification were available to the borrower in the market or the loan is subsequently restructured with no concession to the borrower and the borrower is no longer in financial difficulty. Interest income recognition on impaired loans is dependent upon accrual status, TDR designation, and loan type as discussed above.
For loans accounted for at amortized cost, fees and incremental direct costs associated with loan origination as well as premiums and discounts, are deferred and amortized over the respective loan terms. Fees received for providing loan commitments that result in funded loans are recognized over the term of the loan as an adjustment of the yield. If a loan is never funded, the commitment fee is recognized in Noninterest income at the expiration of the commitment period. For any newly-originated loans that are accounted for at fair value, the origination fees are recognized in Noninterest income while the origination costs are recognized in Noninterest expense, at the time of origination. For additional information on the Company’s LHFI activities, see Note 7, “Loans.”

Allowance for Credit Losses
The allowance for credit losses is composed of the ALLL and the reserve for unfunded commitments. The Company’s ALLL reflects probable current inherent losses in the LHFI portfolio

Notes to Consolidated Financial Statements, continued

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
Large commercial nonaccrual loans as well as certain consumer and commercial loans whose terms have been modified in a TDR are reviewed to determine the amount of specific allowance required in accordance with applicable accounting guidance. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the agreement. If necessary, an allowance is established for these specifically evaluated impaired loans. The specific allowance established for these loans is based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated market value, or the estimated fair value of the underlying collateral, net of estimated selling costs. Any change in the present value attributable to the passage of time is recognized through the Provision for credit losses.
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
For commercial loans secured by real estate, an acceptable third party appraisal or other form of evaluation, as permitted by regulation, is obtained prior to the origination of the loan and upon a subsequent transaction involving a material change in terms. In addition, updated valuations may be obtained during the life of a loan, as appropriate, such as when a loan’s performance materially deteriorates. In situations where an updated appraisal has not been received or a formal evaluation performed, the Company monitors factors that can positively or negatively impact property value, such as the date of the last valuation, the volatility of property values in specific markets, changes in the value of similar properties, and changes in the characteristics of individual properties. Changes in collateral value affect the ALLL through the risk rating or impaired loan evaluation process. Charge-offs are recognized when the amount of the loss is quantifiable and timing is known. The charge-off is measured based on the difference between the loan’s carrying value, including deferred fees, and the estimated realizable value of the property, net of estimated selling costs. When valuing a property for the purpose of determining a charge-off, a third party appraisal or an independently derived internal evaluation is generally employed.
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

Notes to Consolidated Financial Statements, continued

Unfunded lending commitments are analyzed and segregated by risk based on the Company’s internal risk rating scale. These risk classifications, in combination with probability of commitment usage, existing economic conditions, and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. The Unfunded commitments reserve is reported in Other liabilities on the Consolidated Balance Sheets and the provision associated with changes in the Unfunded commitment reserve is recognized in the Provision for credit losses in the Consolidated Statements of Income. For additional information on the Company’s allowance for credit loss activities, see Note 8, “Allowance for Credit Losses.”

Premises, Property, and Equipment
Premises, property, and equipment are carried at cost less accumulated depreciation and amortization. Depreciation expense is calculated predominantly using the straight-line method over the assets’ estimated useful lives and is recorded within the corresponding Noninterest expense categories on the Consolidated Statements of Income. Leasehold improvements are amortized using the straight-line method over the shorter of the improvements’ estimated useful lives or the lease term. Construction in process includes costs related to in-process branch expansion and branch renovation projects. Those projects are maintained in premises, property, and equipment upon completion. Software is comprised of purchased software licenses as well as internally developed and customized software for internal use. Software development costs incurred during the planning and post-development phases are recorded in Outside processing and software expense in the Consolidated Statements of Income. Software costs incurred during the development execution phase, including costs associated with design, configuration, installation, coding, and testing are capitalized and amortized using the straight-line method over the estimated useful life of the software.
Maintenance and repairs are charged to expense, and improvements that extend the useful life of an asset are capitalized and depreciated over the remaining useful life. Premises, property, and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. For additional information on the Company’s premises, property, and equipment activities, see Note 9, “Premises, Property, and Equipment.”

Goodwill and Other Intangible Assets
Goodwill represents the excess purchase price over the fair value of identifiable net assets of acquired companies. Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination.
The Company conducts a qualitative goodwill assessment at the reporting unit level at least quarterly, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Factors considered in the Company’s qualitative assessment include financial performance, financial forecasts, macroeconomic conditions, industry and market conditions, cost factors, market capitalization, carrying value, and events affecting the reporting units.

If, after considering all relevant events and circumstances, the Company determines it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then a quantitative impairment test is necessary to perform. If the Company elects to bypass the qualitative analysis, or concludes from the Company’s qualitative analysis that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, a two-step goodwill impairment test is performed either (i) annually as of October 1, or (ii) more frequently as considered necessary. In the first step of the impairment test, the fair value of each reporting unit is compared with its carrying amount. If the fair value is greater than the carrying amount, then the reporting unit’s goodwill is deemed not to be impaired. If the fair value is less than the carrying amount, then a second step is performed, which measures the amount of impairment by comparing the carrying amount of goodwill to its implied fair value.
The Company has identified intangible assets with finite and indefinite lives. Intangible assets that have finite lives are amortized over their useful lives and carried at amortized cost. Intangible assets that have indefinite lives are initially measured at fair value and are not amortized until the useful life is no longer considered indefinite. Indefinite-lived intangibles are tested for impairment at least annually; however, all intangible assets are evaluated for impairment whenever events or changes in circumstances indicate it is more likely than not that the asset is impaired. For additional information on the Company’s activities related to goodwill and other intangibles, see Note 10, “Goodwill and Other Intangible Assets.”

Servicing Rights
The Company recognizes as assets the rights to service loans, either when the loans are sold and the associated servicing rights are retained or when servicing rights are purchased from a third party. All servicing rights are initially measured at fair value.
Fair value is determined by projecting net servicing cash flows, which are then discounted to estimate fair value. The fair value of servicing rights is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually-specified servicing fees, servicing costs, and underlying portfolio characteristics. The underlying assumptions and estimated values are corroborated by values received from independent third parties and comparisons to market transactions.
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
Servicing rights are included in Other intangible assets on the Consolidated Balance Sheets. For residential MSRs, both servicing fees, which are recognized when they are received, and changes in the fair value of MSRs are reported in Mortgage

Notes to Consolidated Financial Statements, continued

related income in the Consolidated Statements of Income. For commercial mortgage servicing rights, servicing fees, amortization, and any impairment is recognized in Commercial real estate related income in the Consolidated Statements of Income. For all other servicing rights, the related servicing fees, amortization, and any impairment are recognized in Other noninterest income in the Consolidated Statements of Income. For additional information on the Company’s servicing rights, see Note 10, “Goodwill and Other Intangible Assets.”

Other Real Estate Owned
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less estimated selling costs. To the extent fair value, less cost to sell, is less than the loan’s cost basis, the difference is charged to the ALLL at the date of transfer into OREO. The Company estimates market values based primarily on appraisals and other market information. Pursuant to an asset transfer into OREO, the fair value of the asset, less cost to sell at the date of transfer, becomes the new cost basis of the asset. Any subsequent changes in value as well as gains or losses from the disposition on these assets are recognized in Other noninterest expense in the Consolidated Statements of Income. For additional information on the Company’s activities related to OREO, see Note 20, “Fair Value Election and Measurement.”

Loan Sales and Securitizations
The Company sells and at times may securitize loans and other financial assets. When the Company securitizes assets, it may hold a portion of the securities issued, including senior interests, subordinated and other residual interests, interest-only strips, and principal-only strips, all of which are considered retained interests in the transferred assets. Retained securitized interests are recognized and initially measured at fair value. The interests in securitized assets held by the Company are typically classified as either securities AFS or trading assets and are measured at fair value.
The Company transfers first lien residential mortgage loans in conjunction with Ginnie Mae and GSE securitization transactions, whereby the loans are exchanged for cash or securities that are readily redeemable for cash and servicing rights are retained. Net gains/losses on the sale of residential mortgage LHFS are recorded at inception of the associated IRLCs and reflect the change in value of the loans resulting from changes in interest rates from the time the Company enters into IRLCs with borrowers until the loans are sold, adjusted for pull through rates and excluding hedge transactions initiated to mitigate this market risk. Net gains related to the sale of residential mortgage loans are recorded within Mortgage related income in the Consolidated Statements of Income.
The Company also sells commercial mortgage loans to Fannie Mae and Freddie Mac and issues and sells Ginnie Mae commercial MBS backed by FHA insured loans. The loans and securities are exchanged for cash and servicing rights are retained. Gains and losses from the sale of these commercial mortgage loans and securities are recorded within Commercial real estate related income in the Consolidated Statements of Income. For additional information on the Company’s securitization activities, see Note 12, “Certain Transfers of Financial Assets and Variable Interest Entities.”

Guarantees
The Company recognizes a liability at the inception of a guarantee at an amount equal to the estimated fair value of the obligation. A guarantee is defined as a contract that contingently requires a company to make a payment to a guaranteed party based upon changes in an underlying asset, liability, or equity security of the guaranteed party, or upon failure of a third party to perform under a specified agreement. The Company considers the following arrangements to be guarantees: certain asset purchase/sale agreements with recourse, standby letters of credit and financial guarantees, certain indemnification agreements included within third party contractual arrangements, and certain derivative contracts. For additional information on the Company’s guarantor obligations, see Note 18, “Guarantees.”

Derivative Instruments and Hedging Activities
The Company records derivative contracts at fair value in Trading assets and derivative instruments and Trading liabilities and derivative instruments on the Consolidated Balance Sheets. Accounting for changes in the fair value of a derivative depends upon whether or not it has been designated in a formal, qualifying hedging relationship.
Changes in the fair value of derivatives not designated in a hedging relationship are recognized within Noninterest income in the Consolidated Statements of Income. This includes derivatives that the Company enters into in a dealer capacity to facilitate client transactions and as a risk management tool to economically hedge certain identified risks, along with certain IRLCs on residential mortgage and commercial loans that are a normal part of the Company’s operations. The Company also evaluates contracts, such as brokered deposits and debt, to determine whether any embedded derivatives are required to be bifurcated and separately accounted for as freestanding derivatives.
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

Notes to Consolidated Financial Statements, continued

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
It is the Company’s policy to offset derivative transactions with a single counterparty as well as any cash collateral paid to and received from that counterparty for derivative contracts that are subject to ISDA or other legally enforceable netting arrangements and meet accounting guidance for offsetting treatment. For additional information on the Company’s derivative activities, see Note 19, “Derivative Financial Instruments,” and Note 20, “Fair Value Election and Measurement.”

Fair Value Measurement
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value. The Company prioritizes inputs used in valuation techniques based on the fair value hierarchy discussed in Note 20, “Fair Value Election and Measurement.”
When measuring assets and liabilities at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. Assets and liabilities that are required to be measured at fair value on a recurring basis include trading securities, derivative instruments, securities AFS, and certain other equity securities. Assets and liabilities that the Company has elected to measure at fair value on a recurring basis include trading loans, certain LHFS and LHFI, residential MSRs, brokered time deposits, and certain structured notes and fixed rate issuances included in long-term debt. Other assets and liabilities are measured at fair value on a non-recurring basis, such as when assets are evaluated for impairment, the basis of accounting is LOCOM, or for disclosure purposes. Examples of these non-recurring fair value measurements include certain LHFS and LHFI, OREO, certain cost or equity method investments, and intangible and long-lived assets. For additional information on the Company’s valuation of assets and liabilities held at fair value, see Note 20, “Fair Value Election and Measurement.”

Revenue Recognition
In the ordinary course of business, the Company recognizes two primary types of revenue in its Consolidated Statements of Income, Interest income and Noninterest income.
The Company’s principal source of revenue is interest income from loans and securities, which is recognized on an accrual basis using the effective interest method. For information on the Company’s policies for recognizing interest income on loans and securities, see the “Loans Held for Investment,” “Loans Held for Sale,” “Trading Activities,” and “Securities Available for Sale” sections within this Note.
Noninterest income includes revenue from various types of transactions and services provided to clients. The Company recognizes noninterest income as services are rendered or as transactions occur and as collectability is reasonably assured. For information on the Company’s policies for recognizing noninterest income, see Note 2, “Revenue Recognition.”

Stock-Based Compensation
The Company sponsors various stock-based compensation plans under which RSUs, restricted stock, and phantom stock units may be granted to certain employees. The Company measures the grant date fair value of the RSUs and restricted stock, which is expensed over the award’s vesting period. For service-based awards, compensation expense is amortized on a straight-line basis and recognized in Employee compensation in the Consolidated Statements of Income. Additionally, the Company estimates the number of awards for which it is probable that service will be rendered and adjusts compensation cost accordingly. Estimated forfeitures are subsequently adjusted to reflect actual forfeitures. For performance-based awards, compensation expense is amortized over the vesting period and recognized in Employee compensation in the Consolidated Statements of Income. These performance-based awards may be adjusted based on the estimated outcome of the award’s associated performance conditions, which are based on the Company’s performance and/or its performance relative to its peers.
The phantom stock units are subject to variable accounting and grant certain employees the contractual right to receive an amount in cash equal to the fair market value of a share of common stock on the specified date set forth in the award agreement, typically the vesting date. For additional information on the Company’s stock-based compensation plans, see Note 17, “Employee Benefit Plans.”

Employee Benefits
Employee benefits expense includes expenses related to (i) net periodic benefit costs or credits associated with the pension and other postretirement benefit plans, (ii) contributions under the defined contribution plans, (iii) the amortization of restricted stock, (iv) the issuance of phantom stock units, (v) historical stock option issuances, and (vi) other employee medical and benefits costs. For additional information on the Company’s employee benefit plans, see Note 17, “Employee Benefit Plans.”

Notes to Consolidated Financial Statements, continued

Income Taxes
The Company’s provision for income taxes is based on income and expense reported for financial statement purposes after adjustments for permanent differences such as interest income from lending to tax-exempt entities, tax credits, and amortization expense related to qualified affordable housing investments. In computing the provision for income taxes, the Company evaluates the technical merits of its income tax positions based on current legislative, judicial, and regulatory guidance. The deferral method of accounting is used on investments that generate investment tax credits, such that the investment tax credits are recognized as a reduction to the related investment. Additionally, the Company recognizes all excess tax benefits and deficiencies on employee share-based payments as a component of the Provision for income taxes in the Consolidated Statements of Income. These tax effects, generally determined upon the exercise of stock options or vesting of restricted stock, are treated as discrete items in the period in which they occur.
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
Interest and penalties related to the Company’s tax positions are recognized as a component of the Provision for income taxes in the Consolidated Statements of Income. For additional information on the Company’s activities related to income taxes, see Note 16, “Income Taxes.”

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
Net income available to common shareholders represents net income after preferred stock dividends, gains or losses from any repurchases of preferred stock, and dividends and allocation of undistributed earnings to the participating securities. For additional information on the Company’s EPS, see Note 14, “Net Income Per Common Share.”

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
Related Party Transactions
The Company periodically enters into transactions with certain of its executive officers, directors, affiliates, trusts, and/or other related parties in its ordinary course of business. The Company is required to disclose material related party transactions, other than certain compensation and other arrangements entered into in the normal course of business. Information related to the Company’s relationships with VIEs and employee benefit plan arrangements is included in the Notes to the Consolidated Financial Statements in this Form 10-K.

Subsequent Events
The Company evaluated events that occurred between December 31, 2018 and the date the accompanying financial statements were issued, and there were no material events, other than those already discussed in Note 25, “Subsequent Event,” that would require recognition in the Company’s Consolidated Financial Statements or disclosure in the accompanying Notes.

Notes to Consolidated Financial Statements, continued

Accounting Pronouncements
The following table summarizes ASUs issued by the FASB that were adopted during the year ended December 31, 2018 or not yet adopted as of December 31, 2018, that could have a material effect on the Company's financial statements:

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
January 1, 2018
The Company adopted these ASUs on a modified retrospective basis beginning January 1, 2018. Upon adoption, the Company recognized an immaterial cumulative effect adjustment that resulted in a decrease to the beginning balance of retained earnings as of January 1, 2018. Furthermore, the Company prospectively changed the presentation of certain types of revenue and expenses, such as underwriting revenue within investment banking income which is shown on a gross basis, and certain cash promotions and card network expenses, which were reclassified from noninterest expense to service charges on deposit accounts, card fees, and other charges and fees. The net quantitative impact of these presentation changes decreased both revenue and expenses by $26 million for the year ended December 31, 2018; however, these presentation changes did not have an impact on net income. Prior period balances have not been restated to reflect these presentation changes. See Note 2, “Revenue Recognition,” for disclosures relating to ASC Topic 606.

ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities; and

ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

These ASUs amend ASC Topic 825, Financial Instruments-Overall, and address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The main provisions require most investments in equity securities to be measured at fair value through net income, unless they qualify for a measurement alternative, and require fair value changes arising from changes in instrument-specific credit risk for financial liabilities that are measured under the fair value option to be recognized in other comprehensive income. With the exception of disclosure requirements and the application of the measurement alternative for certain equity investments that were applied prospectively, these ASUs were required to be applied on a modified retrospective basis.
January 1, 2018 Early adoption was permitted for the provision related to changes in instrument-specific credit risk for financial liabilities under the FVO.
The Company early adopted the provision related to changes in instrument-specific credit risk beginning January 1, 2016, which resulted in an immaterial cumulative effect adjustment from retained earnings to AOCI. See Note 1, “Significant Accounting Policies,” to the Company’s 2016 Annual Report on Form 10-K for additional information regarding the early adoption of this provision.

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

Subsequent to adoption of these ASUs, the Company recognized net gains on certain of its equity investments during the year ended December 31, 2018. For additional information relating to these net gains, see Note 11, “Other Assets,” and Note 20, “Fair Value Election and Measurement.”

The remaining provisions and disclosure requirements of these ASUs did not have a material impact on the Company’s Consolidated Financial Statements or related disclosures upon adoption.

Notes to Consolidated Financial Statements, continued

Standard	Description	Required Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standards Adopted in 2018 (continued)
ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
This ASU amends ASC Topic 230, Statement of Cash Flows, to clarify the classification of certain cash receipts and payments within the Company's Consolidated Statements of Cash Flows. These items include: cash payments for debt prepayment or debt extinguishment costs; cash outflows for the settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned and bank-owned life insurance policies; distributions received from equity method investees; and beneficial interests acquired in securitization transactions. The ASU also clarifies that when no specific U.S. GAAP guidance exists and the source of the cash flows are not separately identifiable, the predominant source of cash flow should be used to determine the classification for the item. The ASU must be applied on a retrospective basis.

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

For the years ended December 31, 2018, 2017, and 2016, the Company reclassified $202 million, $127 million, and $202 million, respectively, of cash payments for bank-owned life insurance policy premiums, as well as $14 million, $3 million, and $17 million, respectively, of proceeds from the settlement of bank-owned life insurance policies from operating activities to investing activities on the Company’s Consolidated Statements of Cash Flows. For the year ended December 31, 2016, the Company reclassified $13 million from investing activities to financing activities and $10 million from investing activities to operating activities related to contingent consideration payments. There were no contingent consideration payments made for the years ended December 31, 2018 and 2017.

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

		January 1, 2018	The Company adopted this ASU on January 1, 2018 and upon adoption, the ASU did not have a material impact on the Company’s Consolidated Financial Statements or related disclosures.
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

January 1, 2019 Early adoption is permitted.
The Company early adopted this ASU beginning January 1, 2018 and modified its measurement methodology for certain hedged items designated under fair value hedge relationships. The Company elected to perform its subsequent assessments of hedge effectiveness using a qualitative, rather than a quantitative, approach. The adoption resulted in an immaterial cumulative effect adjustment to the opening balance of retained earnings and a basis adjustment to the related hedged items arising from measuring the hedged items based on the benchmark interest rate component of the total contractual coupon of the fair value hedges. For additional information on the Company’s derivative and hedging activities, see Note 19, “Derivative Financial Instruments.”

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

ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans
This ASU amends ASC Subtopic 715-20, Compensation - Retirement Benefits - Defined Benefit Plans - General, to add new disclosure requirements as well as remove certain disclosure requirements to improve the effectiveness of disclosures in the notes to the financial statements. The ASU must be applied on a retrospective basis.
December 31, 2020 Early adoption is permitted.
The Company early adopted this ASU beginning December 31, 2018 and modified its employee benefit plans disclosures accordingly for each of the years ended December 31, 2018, 2017, and 2016. The adoption of this ASU did not have an impact on the Company’s Consolidated Financial Statements. See Note 17, “Employee Benefit Plans,” for the Company’s employee benefit plans disclosures.

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

January 1, 2019 Early adoption is permitted.
The Company formed a cross-functional team to oversee the implementation of this ASU. The Company’s implementation included the review of its lease portfolios and related lease accounting policies, the review of its service contracts for embedded leases, and the deployment of a new lease software solution. Additionally, in conjunction with this implementation, the Company reviewed its business processes and evaluated changes to its control environment.

The Company adopted this ASU on January 1, 2019, using a modified retrospective transition approach as of the date of adoption, which resulted in an increase in right-of-use assets and associated lease liabilities, arising from operating leases in which the Company is the lessee, on its Consolidated Balance Sheets. The amount of the right-of-use assets and associated lease liabilities recorded upon adoption was based primarily on the present value of unpaid future minimum lease payments, the amount of which is based on the population of leases in effect at the date of adoption. At January 1, 2019, the Company’s right-of-use assets and lease liabilities recorded on its Consolidated Balance Sheets upon adoption were $1.2 billion and $1.3 billion, respectively.

Upon adoption on January 1, 2019, the Company also recognized a cumulative effect adjustment of $31 million to increase the beginning balance of retained earnings (as of January 1, 2019) for remaining deferred gains on sale-leaseback transactions that occurred prior to the date of adoption and for other transition provisions. This ASU is not expected to have a material impact on the timing of expense recognition in its Consolidated Statements of Income.

The Company is in the process of developing and completing the required leasing disclosures, which will be included in its first quarter of 2019 Quarterly Report on Form 10-Q.

Notes to Consolidated Financial Statements, continued

Standard	Description	Required Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standards Not Yet Adopted (continued)
ASU 2016-13, Measurement of Credit Losses on Financial Instruments (ASC Topic 326) and subsequent related ASUs
This ASU adds ASC Topic 326, Financial Instruments - Credit Losses, to replace the incurred loss impairment methodology with a current expected credit loss methodology for financial instruments measured at amortized cost and other commitments to extend credit. For this purpose, expected credit losses reflect losses over the remaining contractual life of an asset, considering the effect of voluntary prepayments and considering available information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The resulting allowance for credit losses is deducted from the amortized cost basis of the financial assets to reflect the net amount expected to be collected on the financial assets. Additional quantitative and qualitative disclosures are required upon adoption. The change to the allowance for credit losses at the time of the adoption will be made with a cumulative effect adjustment to retained earnings.

Although the current expected credit loss methodology does not apply to AFS debt securities, the ASU does require entities to record an allowance when recognizing credit losses for AFS securities, rather than recording a direct write-down of the carrying amount.

January 1, 2020 Early adoption is permitted beginning January 1, 2019.
The Company formed a cross-functional team to oversee the implementation of this ASU. A detailed implementation plan has been developed and substantial progress has been made on the identification and staging of data, development and validation of models, refinement of economic forecasting processes, and documentation of accounting policy decisions. Additionally, a new credit loss platform is being implemented to host data and run models in a controlled, automated environment. In conjunction with this implementation, the Company is reviewing business processes and evaluating potential changes to the control environment. The Company plans to perform its parallel runs of its new methodology in 2019 prior to adoption of the ASU.

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

January 1, 2020 Early adoption is permitted.
Based on the Company’s most recent qualitative goodwill impairment assessment performed as of October 1, 2018, there were no reporting units for which it was more-likely-than-not that the carrying amount of a reporting unit exceeded its respective fair value; therefore, this ASU would not currently have an impact on the Company’s Consolidated Financial Statements or related disclosures. However, if upon adoption, which is expected to occur on January 1, 2020, the carrying amount of a reporting unit exceeds its respective fair value, the Company would be required to recognize an impairment charge for the amount that the carrying value exceeds the fair value.

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

January 1, 2020 Early adoption is permitted.
The Company’s current accounting policy for capitalizing implementation costs incurred in a hosting arrangement generally aligns with the requirements of this ASU; therefore, the Company's adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements or related disclosures.

Notes to Consolidated Financial Statements, continued

NOTE 2 – REVENUE RECOGNITION
Pursuant to the Company's adoption of ASC Topic 606, Revenue from Contracts with Customers, the following table reflects the Company’s noninterest income disaggregated by the amount of revenue that is in scope and out of scope of ASC Topic 606.

(Dollars in millions)	Year Ended December 31, 2018
Noninterest income
Revenue in scope of ASC Topic 606	$1,992
Revenue out of scope of ASC Topic 606	1,234
Total noninterest income	$3,226

The following tables further disaggregate the Company’s noninterest income by financial statement line item, business segment, and by the amount of each revenue stream that is in scope or out of scope of ASC Topic 606. The commentary following these tables describes the Company's accounting policies for recognizing noninterest income, including the nature and timing of such revenue streams. The Company's contracts with customers generally do not contain terms that require significant judgment to determine the amount of revenue to recognize.

	Year Ended December 31, 2018 [1]
(Dollars in millions)	Consumer [2]	Wholesale [2]	Out of Scope [2,3]	Total
Noninterest income
Service charges on deposit accounts	$444	$135	$—	$579
Other charges and fees [4,5]	114	12	230	356
Card fees	216	104	4	324
Investment banking income [4]	—	352	247	599
Trading income	—	—	161	161
Mortgage related income	—	—	342	342
Trust and investment management income	301	—	3	304
Retail investment services [6]	289	2	1	292
Commercial real estate related income	—	—	134	134
Net securities gains	—	—	1	1
Other noninterest income	23	—	111	134
Total noninterest income	$1,387	$605	$1,234	$3,226

[1]	Amounts are presented in accordance with ASC Topic 606, Revenue from Contracts with Customers, except for out of scope amounts.

[2]
Consumer total noninterest income and Wholesale total noninterest income exclude $417 million and $929 million of out of scope noninterest income, respectively, which are included in the business segment results presented on a management accounting basis in Note 22, "Business Segment Reporting." Out of scope total noninterest income includes these amounts and also includes ($112) million of Corporate Other noninterest income that is not subject to ASC Topic 606.

[3]
The Company presents out of scope noninterest income for the purpose of reconciling noninterest income amounts within the scope of ASC Topic 606 to noninterest income amounts presented on the Company's Consolidated Statements of Income.

[4]
Beginning July 1, 2018, the Company began presenting bridge commitment fee income related to capital market transactions in Investment banking income on the Consolidated Statements of Income. For periods prior to July 1, 2018, this income was previously presented in Other charges and fees and has been reclassified to Investment banking income for comparability.

[5]	The Company recognized an immaterial amount of insurance trailing commissions, the majority of which related to performance obligations satisfied in prior periods.

[6]	The Company recognized $50 million of mutual fund 12b-1 fees and annuity trailing commissions, the majority of which related to performance obligations satisfied in periods prior to December 31, 2018.

Notes to Consolidated Financial Statements, continued

	Year Ended December 31, 2017 [1]
(Dollars in millions)	Consumer [2]	Wholesale [2]	Out of Scope [2,3]	Total
Noninterest income
Service charges on deposit accounts	$460	$143	$—	$603
Other charges and fees [4]	124	12	225	361
Card fees	232	108	4	344
Investment banking income [4]	—	371	252	623
Trading income	—	—	189	189
Mortgage related income	—	—	422	422
Trust and investment management income	302	—	7	309
Retail investment services	275	2	1	278
Commercial real estate related income	—	—	123	123
Net securities losses	—	—	(108)	(108)
Gain on sale of subsidiary	—	—	107	107
Other noninterest income	26	—	77	103
Total noninterest income	$1,419	$636	$1,299	$3,354
1 Amounts for periods prior to January 1, 2018 are presented in accordance with ASC Topic 605, Revenue Recognition, and have not been restated to conform with ASC Topic 606, Revenue from Contracts with Customers.
2 Consumer total noninterest income and Wholesale total noninterest income exclude $486 million and $937 million of out of scope noninterest income, respectively, which are included in the business segment results presented on a management accounting basis in Note 22, "Business Segment Reporting." Out of scope total noninterest income includes these amounts and also includes ($124) million of Corporate Other noninterest income that is not subject to ASC Topic 606.
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

	Year Ended December 31, 2016 [1]
(Dollars in millions)	Consumer [2]	Wholesale [2]	Out of Scope [2,3]	Total
Noninterest income
Service charges on deposit accounts	$482	$148	$—	$630
Other charges and fees [4]	130	11	218	359
Card fees	228	93	6	327
Investment banking income [4]	—	317	198	515
Trading income	—	—	211	211
Mortgage related income	—	—	555	555
Trust and investment management income	300	—	4	304
Retail investment services	277	3	1	281
Commercial real estate related income	—	—	69	69
Net securities gains	—	—	4	4
Other noninterest income	27	—	101	128
Total noninterest income	$1,444	$572	$1,367	$3,383
1 Amounts for periods prior to January 1, 2018 are presented in accordance with ASC Topic 605, Revenue Recognition, and have not been restated to conform with ASC Topic 606, Revenue from Contracts with Customers.
2 Consumer total noninterest income and Wholesale total noninterest income exclude $623 million and $753 million of out of scope noninterest income, respectively, which are included in the business segment results presented on a management accounting basis in Note 22, "Business Segment Reporting." Out of scope total noninterest income includes these amounts and also includes ($9) million of Corporate Other noninterest income that is not subject to ASC Topic 606.
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

Notes to Consolidated Financial Statements, continued

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
The Company’s execution of the services related to ATM fees, insurance revenue, and miscellaneous service charges represents its related performance obligations. ATM fees and miscellaneous service charges are recognized at a point in time as the services are provided.
Insurance commission revenue is earned through the sale of insurance products. The commissions are recognized as revenue when the customer executes an insurance policy with the insurance carrier. In some cases, the Company receives payment of trailing commissions each year when the customer pays its annual premium.

Card Fees
Card fees consist of interchange fees from credit and debit cards, merchant acquirer revenue, and other card related services. Interchange fees are earned by the Company each time a request for payment is initiated by a customer at a merchant for which the Company transfers the funds on behalf of the customer. Interchange rates are set by the payment network and are based on purchase volumes and other factors. Interchange fees are received daily and recognized at a point in time when the card transaction is processed. The Company is considered an agent of the customer and incurs costs with the payment network to facilitate the interchange with the merchant; therefore, the related payment network expense is recognized as a reduction of card fees. For all periods prior to January 1, 2018, these expenses were recognized in Outside processing and software in the Company's Consolidated Statements of Income. The Company offers rewards and/or rebates to its customers based on card usage. The costs associated with these programs are recognized as a reduction of card fees.
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
Investment Banking Income
Investment banking income is comprised primarily of securities underwriting fees, advisory fees, loan syndication fees, and trade execution services revenue. The Company assists corporate clients in raising capital by offering equity or debt securities to potential investors. The underwriting fees are earned on the trade date when the Company, as a member of an underwriting syndicate, purchases the securities from the issuer and sells the securities to third party investors. Each member of the syndicate is responsible for selling its portion of the underwriting and is liable for the proportionate costs of the underwriting; therefore, the Company’s portion of underwriting revenue and expense is presented gross within noninterest income and noninterest expense. For all periods prior to January 1, 2018, underwriting expense was recorded as a reduction of investment banking income. The transaction price is based on a percentage of the total transaction amount and payments are settled shortly after the trade date.
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

Trading Income
The Company recognizes trading income as a result of gains and losses from the sales of trading account assets and liabilities. The Company also recognizes trading income as a result of changes in the fair value of trading account assets and liabilities that it holds. The Company’s trading accounts include various types of debt and equity securities, trading loans, and derivative instruments. For additional information relating to trading income, see Note 19, “Derivative Financial Instruments,” and Note 20, “Fair Value Election and Measurement.”

Mortgage Related Income
Mortgage related income is comprised of mortgage production related income and mortgage servicing related income. Mortgage production related income is comprised primarily of activity related to the sale of consumer mortgage loans as well as loan origination fees such as closing charges, document review fees, application fees, other loan origination fees, and loan processing fees. The Company recognizes as assets the rights to service mortgage loans, either when the loans are sold and the associated servicing rights are retained or when servicing rights are purchased from a third party. Mortgage servicing related

Notes to Consolidated Financial Statements, continued

income includes servicing fees, modification fees, fees for ancillary services, other fees customarily associated with servicing arrangements, gains or losses from hedging, and changes in the fair value of residential MSRs inclusive of decay resulting from the realization of monthly net servicing cash flows. For additional information relating to mortgage related income, see Note 1, “Significant Accounting Policies,” Note 10, “Goodwill and Other Intangible Assets,” Note 19, “Derivative Financial Instruments,” and Note 20, “Fair Value Election and Measurement.”

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

Commercial Real Estate Related Income
Commercial real estate related income consists primarily of origination fees, such as loan placement and broker fees, gains and losses on the sale of commercial loans, commercial mortgage loan servicing fees, income from community development investments, including the sale of tax credits, gains and losses from the sale of structured real estate, and other fee income. For additional information relating to commercial real estate related income, see Note 1, “Significant Accounting Policies,” Note 10, “Goodwill and Other Intangible Assets,” Note 19, “Derivative Financial Instruments,” and Note 20, “Fair Value Election and Measurement.”

Net Securities Gains or Losses
The Company recognizes net securities gains or losses primarily as a result of the sale of securities AFS and the recognition of any OTTI on securities AFS. For additional information relating to net securities gains or losses, see Note 6, “Investment Securities.”

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
At December 31, 2018, the Company does not have any material contract assets, liabilities, or other receivables recorded on its Consolidated Balance Sheets relating to its revenue streams within the scope of ASC Topic 606.

Notes to Consolidated Financial Statements, continued

NOTE 3 - ACQUISITIONS/DISPOSITIONS
During the years ended December 31, 2018, 2017, and 2016, the Company had the following notable acquisition and disposition:

(Dollars in millions)	Date	Consideration Received/(Paid)	Goodwill	Other Intangible Assets		Pre-tax Gain
2017
Sale of PAC	12/1/2017	$261	($7)	$—		$107
2016
Acquisition of Pillar	12/15/2016	($197)	$1	$13	[1]	$—
1 Does not include $62 million of commercial mortgage servicing rights acquired.

Sale of PAC
In 2017, the Company completed the sale of PAC, its commercial lines insurance premium finance subsidiary with $1.3 billion in assets and $1.2 billion in liabilities, to IPFS Corporation. As a result, the Company received consideration of $261 million and recognized a pre-tax gain of $107 million in connection with the sale, net of transaction-related expenses.
The Company's results for the years ended December 31, 2017 and 2016 included the following related to PAC, excluding the gain on sale:

(Dollars in millions)
PAC Financial Information:	2017	2016
Revenue	$56	$60
Less: Expenses	31	27
Income before provision for income taxes	$25	$33

The financial results of PAC through the date of disposition, including the gain on sale, are reflected in the Company's Wholesale business segment for the years ended December 31, 2017 and 2016.

Acquisition of Pillar
In 2016, the Company completed the acquisition of substantially all of the assets of the operating subsidiaries of Pillar Financial, LLC, a multi-family agency lending and servicing company with an originate-to-distribute focus that holds licenses with Fannie Mae, Freddie Mac, and the FHA. The acquired assets include Pillar's multi-family lending business, which is comprised of multi-family affordable housing, health care properties, senior housing, and manufactured housing specialty teams. Additionally, the transaction includes Cohen Financial's commercial real estate investor services business, which provides loan administration, advisory, and commercial mortgage brokerage services.
During the second quarter of 2017, the final settlement amount associated with working capital adjustments was reached and the purchase consideration of $197 million was finalized.

There were no other material acquisitions or dispositions during the three years ended December 31, 2018.

NOTE 4 - FEDERAL FUNDS SOLD AND SECURITIES FINANCING ACTIVITIES
Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell
Fed Funds sold and securities borrowed or purchased under agreements to resell were as follows:

(Dollars in millions)	December 31, 2018	December 31, 2017
Fed funds sold	$42	$65
Securities borrowed	394	298
Securities purchased under agreements to resell	1,243	1,175
Total Fed funds sold and securities borrowed or purchased under agreements to resell	$1,679	$1,538

Securities purchased under agreements to resell are primarily collateralized by U.S. government or agency securities and are carried at the amounts at which the securities will be subsequently resold, plus accrued interest. Securities borrowed are primarily collateralized by corporate securities. The Company borrows securities and purchases securities under agreements to resell as part of its securities financing activities. On the acquisition date of these securities, the Company and the related counterparty agree on the amount of collateral required to secure the principal amount loaned under these arrangements. The Company monitors collateral values daily and calls for additional collateral to be provided as warranted under the respective agreements. At December 31, 2018 and 2017, the total market value of collateral held was $1.6 billion and $1.5 billion, of which $108 million and $177 million was repledged, respectively.

Notes to Consolidated Financial Statements, continued

Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as secured borrowings. The following table presents the Company’s related activity, by collateral type and remaining contractual maturity:

	December 31, 2018				December 31, 2017
(Dollars in millions)	Overnight and Continuous	Up to 30 days	30-90 days	Total	Overnight and Continuous	Up to 30 days	30-90 days	Total
U.S. Treasury securities	$197	$7	$—	$204	$95	$—	$—	$95
Federal agency securities	112	10	—	122	101	15	—	116
MBS - agency	881	35	—	916	694	135	—	829
CP	78	—	—	78	19	—	—	19
Corporate and other debt securities	216	158	80	454	316	88	40	444
Total securities sold under agreements to repurchase	$1,484	$210	$80	$1,774	$1,225	$238	$40	$1,503

For securities sold under agreements to repurchase, the Company would be obligated to provide additional collateral in the event of a significant decline in fair value of the collateral pledged. This risk is managed by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.

Netting of Securities - Repurchase and Resell Agreements
The Company has various financial assets and financial liabilities that are subject to enforceable master netting agreements or similar agreements. The Company's derivatives that are subject to enforceable master netting agreements or similar agreements are discussed in Note 19, "Derivative Financial Instruments."
The following table presents the Company's securities borrowed or purchased under agreements to resell and securities sold under agreements to repurchase that are subject to MRAs. Generally, MRAs require collateral to exceed the asset or liability recognized on the balance sheet. Transactions subject to these agreements are treated as collateralized financings, and those with a single counterparty are permitted to be presented net on the Company's Consolidated Balance Sheets, provided certain criteria are met that permit balance sheet netting. At December 31, 2018 and 2017, there were no such transactions subject to legally enforceable MRAs that were eligible for balance sheet netting. The following table includes the amount of collateral pledged or received related to exposures subject to enforceable MRAs. While these agreements are typically over-collateralized, the amount of collateral presented in this table is limited to the amount of the related recognized asset or liability for each counterparty.

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
December 31, 2018
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,637	$—	$1,637	[1]	$1,624	$13
Financial liabilities:
Securities sold under agreements to repurchase	1,774	—	1,774		1,774	—

December 31, 2017
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,473	$—	$1,473	[1]	$1,462	$11
Financial liabilities:
Securities sold under agreements to repurchase	1,503	—	1,503		1,503	—

1 Excludes $42 million and $65 million of Fed Funds sold, which are not subject to a master netting agreement at December 31, 2018 and 2017, respectively.

Notes to Consolidated Financial Statements, continued

NOTE 5 - TRADING ASSETS AND LIABILITIES AND DERIVATIVE INSTRUMENTS

The fair values of the components of trading assets and liabilities and derivative instruments are presented in the following table:

(Dollars in millions)	December 31, 2018	December 31, 2017
Trading Assets and Derivative Instruments:
U.S. Treasury securities	$262	$157
Federal agency securities	188	395
U.S. states and political subdivisions	54	61
MBS - agency	860	700
Corporate and other debt securities	700	655
CP	190	118
Equity securities	73	56
Derivative instruments [1]	639	802
Trading loans [2]	2,540	2,149
Total trading assets and derivative instruments	$5,506	$5,093

Trading Liabilities and Derivative Instruments:
U.S. Treasury securities	$801	$577
MBS - agency	3	—
Corporate and other debt securities	385	289
Equity securities	5	9
Derivative instruments [1]	410	408
Total trading liabilities and derivative instruments	$1,604	$1,283
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
Product offerings to clients include debt securities, loans traded in the secondary market, equity securities, derivative contracts, and other similar financial instruments. Other trading-

related activities include acting as a market maker for certain debt and equity security transactions, derivative instrument transactions, and foreign exchange transactions. The Company also uses derivatives to manage its interest rate and market risk from non-trading activities. The Company has policies and procedures to manage market risk associated with client trading and non-trading activities, and assumes a limited degree of market risk by managing the size and nature of its exposure. For valuation assumptions and additional information related to the Company's trading products and derivative instruments, see Note 19, “Derivative Financial Instruments,” and the “Trading Assets and Derivative Instruments and Investment Securities” section of Note 20, “Fair Value Election and Measurement.”
Pledged trading assets are presented in the following table:

(Dollars in millions)	December 31, 2018	December 31, 2017
Pledged trading assets to secure repurchase agreements [1]	$1,418	$1,016
Pledged trading assets to secure certain derivative agreements	22	72
Pledged trading assets to secure other arrangements	40	41
1 Repurchase agreements secured by collateral totaled $1.4 billion and $975 million at December 31, 2018 and 2017, respectively.

Notes to Consolidated Financial Statements, continued

NOTE 6 – INVESTMENT SECURITIES
Investment Securities Portfolio Composition

	December 31, 2018
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities AFS:
U.S. Treasury securities	$4,277	$—	$66	$4,211
Federal agency securities	221	2	2	221
U.S. states and political subdivisions	606	4	21	589
MBS - agency residential	23,161	128	425	22,864
MBS - agency commercial	2,688	8	69	2,627
MBS - non-agency commercial	943	—	27	916
Corporate and other debt securities	14	—	—	14
Total securities AFS	$31,910	$142	$610	$31,442

	December 31, 2017 [1]
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities AFS:
U.S. Treasury securities	$4,361	$2	$32	$4,331
Federal agency securities	257	3	1	259
U.S. states and political subdivisions	618	7	8	617
MBS - agency residential	22,616	222	134	22,704
MBS - agency commercial	2,121	3	38	2,086
MBS - non-agency residential	55	4	—	59
MBS - non-agency commercial	862	7	3	866
ABS	6	2	—	8
Corporate and other debt securities	17	—	—	17
Total securities AFS	$30,913	$250	$216	$30,947
1 Beginning January 1, 2018, the Company reclassified equity securities previously presented in Securities AFS to Other assets on the Consolidated Balance Sheets. Prior periods have been revised to conform to the current presentation for comparability. See Note 11, "Other Assets," for additional information.

The following table presents interest on securities AFS:

	Year Ended December 31
(Dollars in millions)	2018	2017	2016
Taxable interest	$830	$743	$630
Tax-exempt interest	19	13	6
Total interest on securities AFS [1]	$849	$756	$636

1 Beginning January 1, 2018, the Company reclassified equity securities previously presented in Securities AFS to Other assets on the Consolidated Balance Sheets and began presenting income associated with certain of these equity securities in Trading account interest and other on the Consolidated Statements of Income. For periods prior to January 1, 2018, this income was previously presented in Interest on securities available for sale and has been reclassified to Trading account interest and other for comparability.

Notes to Consolidated Financial Statements, continued

Investment securities pledged to secure public deposits, repurchase agreements, trusts, certain derivative agreements, and other funds had a fair value of $3.3 billion and $4.3 billion at December 31, 2018 and 2017, respectively.
The following table presents the amortized cost, fair value, and weighted average yield of the Company's investment securities at December 31, 2018, by remaining contractual maturity, with the exception of MBS, which are based on estimated average life. Receipt of cash flows may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Distribution of Remaining Maturities
(Dollars in millions)	Due in 1 Year or Less	Due After 1 Year through 5 Years	Due After 5 Years through 10 Years	Due After 10 Years	Total
Amortized Cost:
Securities AFS:
U.S. Treasury securities	$315	$2,646	$1,316	$—	$4,277
Federal agency securities	112	29	8	72	221
U.S. states and political subdivisions	2	81	15	508	606
MBS - agency residential	1,558	3,684	15,962	1,957	23,161
MBS - agency commercial	1	495	1,885	307	2,688
MBS - non-agency commercial	—	12	931	—	943
Corporate and other debt securities	—	14	—	—	14
Total securities AFS	$1,988	$6,961	$20,117	$2,844	$31,910
Fair Value:
Securities AFS:
U.S. Treasury securities	$312	$2,603	$1,296	$—	$4,211
Federal agency securities	113	29	8	71	221
U.S. states and political subdivisions	2	84	16	487	589
MBS - agency residential	1,607	3,655	15,682	1,920	22,864
MBS - agency commercial	1	483	1,845	298	2,627
MBS - non-agency commercial	—	12	904	—	916
Corporate and other debt securities	—	14	—	—	14
Total securities AFS	$2,035	$6,880	$19,751	$2,776	$31,442
Weighted average yield [1]	3.05%	2.25%	2.98%	3.11%	2.84%
1 Weighted average yields are based on amortized cost and presented on an FTE basis.

Notes to Consolidated Financial Statements, continued

Investment Securities in an Unrealized Loss Position
The Company held certain investment securities where amortized cost exceeded fair value, resulting in unrealized loss positions. Market changes in interest rates and credit spreads may result in temporary unrealized losses as the market prices of securities fluctuate. At December 31, 2018, the Company did not intend to sell these securities nor was it more-likely-than-not that the Company would be required to sell these securities before their anticipated recovery or maturity. The Company reviewed its portfolio for OTTI in accordance with the accounting policies described in Note 1, "Significant Accounting Policies."

Investment securities in an unrealized loss position at period end are presented in the following tables:

	December 31, 2018
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized [1] Losses	Fair Value	Unrealized [1] Losses	Fair Value	Unrealized [1] Losses
Temporarily impaired securities AFS:
U.S. Treasury securities	$—	$—	$4,177	$66	$4,177	$66
Federal agency securities	—	—	63	2	63	2
U.S. states and political subdivisions	49	1	430	20	479	21
MBS - agency residential	1,229	5	15,384	420	16,613	425
MBS - agency commercial	68	—	1,986	69	2,054	69
MBS - non-agency commercial	106	1	773	26	879	27
Corporate and other debt securities	—	—	9	—	9	—
Total temporarily impaired securities AFS	1,452	7	22,822	603	24,274	610
OTTI securities AFS [2]:
Total OTTI securities AFS	—	—	—	—	—	—
Total impaired securities AFS	$1,452	$7	$22,822	$603	$24,274	$610
1 Unrealized losses less than $0.5 million are presented as zero within the table.
2 OTTI securities AFS are impaired securities for which OTTI credit losses have been previously recognized in earnings.

	December 31, 2017 [1]
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized [2] Losses	Fair Value	Unrealized [2] Losses	Fair Value	Unrealized [2] Losses
Temporarily impaired securities AFS:
U.S. Treasury securities	$1,993	$12	$841	$20	$2,834	$32
Federal agency securities	23	—	60	1	83	1
U.S. states and political subdivisions	267	3	114	5	381	8
MBS - agency residential	8,095	38	4,708	96	12,803	134
MBS - agency commercial	887	9	915	29	1,802	38
MBS - non-agency commercial	134	1	93	2	227	3
ABS	—	—	4	—	4	—
Corporate and other debt securities	10	—	—	—	10	—
Total temporarily impaired securities AFS	11,409	63	6,735	153	18,144	216
OTTI securities AFS [3]:
ABS	—	—	1	—	1	—
Total OTTI securities AFS	—	—	1	—	1	—
Total impaired securities AFS	$11,409	$63	$6,736	$153	$18,145	$216
1 Beginning January 1, 2018, the Company reclassified equity securities previously presented in Securities AFS to Other assets on the Consolidated Balance Sheets. Prior periods have been revised to conform to the current presentation for comparability.
2 Unrealized losses less than $0.5 million are presented as zero within the table.
3 OTTI securities AFS are impaired securities for which OTTI credit losses have been previously recognized in earnings.

The Company does not consider the unrealized losses on temporarily impaired securities AFS to be credit-related. These unrealized losses were due primarily to market interest rates being higher than the securities' stated coupon rates, and therefore, they were recorded in AOCI, net of tax.

Notes to Consolidated Financial Statements, continued

Realized Gains and Losses and Other-Than-Temporarily Impaired Securities
Net securities gains or losses are comprised of gross realized gains, gross realized losses, and OTTI credit losses recognized in earnings.

	Year Ended December 31
(Dollars in millions)	2018	2017	2016
Gross realized gains	$9	$3	$4
Gross realized losses	(8)	(110)	—
OTTI credit losses recognized in earnings	—	(1)	—
Net securities gains/(losses)	$1	($108)	$4

Investment securities in an unrealized loss position are evaluated quarterly for other-than-temporary credit impairment, which is determined using cash flow analyses that take into account security specific collateral and transaction structure. Future expected credit losses are determined using various assumptions, the most significant of which include default rates, prepayment rates, and loss severities. If, based on this analysis, a security is in an unrealized loss position and the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are then discounted at the security’s initial effective interest rate to arrive at a present value amount. Credit losses on the OTTI security are recognized in earnings and reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of the security. Subsequent credit losses may be recorded on OTTI securities without a corresponding further decline in fair value when there has been a decline in expected cash flows. See Note 1, "Significant Accounting Policies," for additional information regarding the Company's accounting policy on securities AFS and related impairments.
During the year ended December 31, 2018, there were no credit impairment losses recognized on securities AFS held at the end of the period. During the years ended December 31, 2017 and 2016, credit impairment losses recognized on securities AFS held at the end of each period were immaterial. During the year ended December 31, 2018, the Company sold securities AFS that had accumulated OTTI credit losses of $23 million and recognized an associated gain on sale of $6 million in Net securities gains/(losses) on the Consolidated Statements of Income. The accumulated balance of OTTI credit losses recognized in earnings on securities AFS held at period end was zero, $23 million, and $23 million at December 31, 2018, 2017, and 2016, respectively.

Notes to Consolidated Financial Statements, continued

NOTE 7 - LOANS
Composition of Loan Portfolio

(Dollars in millions)	December 31, 2018	December 31, 2017
Commercial loans:
C&I [1]	$71,137	$66,356
CRE	7,265	5,317
Commercial construction	2,538	3,804
Total commercial LHFI	80,940	75,477
Consumer loans:
Residential mortgages - guaranteed	459	560
Residential mortgages - nonguaranteed [2]	28,836	27,136
Residential home equity products	9,468	10,626
Residential construction	184	298
Guaranteed student	7,229	6,633
Other direct	10,615	8,729
Indirect	12,419	12,140
Credit cards	1,689	1,582
Total consumer LHFI	70,899	67,704
LHFI	$151,839	$143,181
LHFS [3]	$1,468	$2,290
1 Includes $4.1 billion and $3.7 billion of lease financing, and $796 million and $778 million of installment loans at December 31, 2018 and 2017, respectively.
2 Includes $163 million and $196 million of LHFI measured at fair value at December 31, 2018 and 2017, respectively.
3 Includes $1.2 billion and $1.6 billion of LHFS measured at fair value at December 31, 2018 and 2017, respectively.

Loan Purchases, Sales, and Transfers

	Year Ended December 31
(Dollars in millions)	2018	2017
Non-routine purchases of LHFI: [1]
Consumer loans	$101	$233
Routine purchases of LHFI: [2]
Consumer loans	2,122	1,729
Loan sales: [3,4]
Commercial loans	170	703
Consumer loans	99	2
Transfers of loans from:
LHFI to LHFS	532	288
LHFS to LHFI	28	19
LHFI to OREO	62	57
1 Purchases are episodic in nature and are conducted based on specific business strategies.
2 Purchases are routine in nature and are conducted in the normal course of business.
3 Excludes sales of residential and commercial mortgage LHFS conducted in the normal course of business.
4 Net gain on loan sales were immaterial during the years ended December 31, 2018 and 2017.

At December 31, 2018 and 2017, the Company had $28.1 billion and $24.3 billion of net eligible loan collateral pledged to the Federal Reserve discount window to support $21.3 billion and $18.2 billion of available, unused borrowing capacity, respectively.

At December 31, 2018 and 2017, the Company had $39.2 billion and $38.0 billion of net eligible loan collateral pledged to the FHLB of Atlanta to support $31.0 billion and $30.5 billion of available borrowing capacity, respectively. The available FHLB borrowing capacity at December 31, 2018 was used to support $5.0 billion of long-term debt and $5.8 billion of letters of credit issued on the Company's behalf. At December 31, 2017, the available FHLB borrowing capacity was used to support $4 million of long-term debt and $6.7 billion of letters of credit issued on the Company's behalf.
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
For the commercial portfolio, the Company believes that the most appropriate credit quality indicator is an individual loan’s risk assessment expressed according to the broad regulatory agency classifications of Pass or Criticized. The Company conforms to the following regulatory classifications for Criticized assets: Other Assets Especially Mentioned (or Special Mention), Substandard, Doubtful, and Loss. However, for the purposes of disclosure, management believes the most meaningful distinction within the Criticized categories is between Criticized accruing (which includes Special Mention and a portion of Substandard) and Criticized nonaccruing (which includes a portion of Substandard as well as Doubtful and Loss). This distinction identifies those relatively higher risk loans for which there is a basis to believe that the Company will not collect all amounts due under those loan agreements. The Company's risk rating system is more granular, with multiple risk ratings in both the Pass and Criticized categories. Pass ratings reflect relatively low PDs; whereas, Criticized assets have higher PDs. The granularity in Pass ratings assists in establishing pricing, loan structures, approval requirements, reserves, and ongoing credit management requirements. Commercial risk ratings are refreshed at least annually, or more frequently as appropriate, based upon considerations such as market conditions, borrower characteristics, and portfolio trends. Additionally, management routinely reviews portfolio risk ratings, trends, and concentrations to support risk identification and mitigation activities. As reflected in the following risk rating table, the increases in Pass and Criticized accruing C&I loans at December 31, 2018 compared to December 31, 2017, were due to loan growth and normal variability in the portfolio. Criticized nonaccruing C&I loans remained low compared to December 31, 2017.
For consumer loans, the Company monitors credit risk based on indicators such as delinquencies and FICO scores. The Company believes that consumer credit risk, as assessed by the industry-wide FICO scoring method, is a relevant credit quality indicator. Borrower-specific FICO scores are obtained at origination as part of the Company’s formal underwriting

Notes to Consolidated Financial Statements, continued

process, and refreshed FICO scores are obtained by the Company at least quarterly.
For guaranteed loans, the Company monitors the credit quality based primarily on delinquency status, as it is a more relevant indicator of credit quality due to the government guarantee. At December 31, 2018 and 2017, 27% and 28%, respectively, of guaranteed residential mortgages were current with respect to payments. At December 31, 2018 and 2017, 72% and 75%, respectively, of guaranteed student loans were current with respect to payments. The Company's loss exposure on guaranteed residential mortgages and student loans is mitigated by the government guarantee.

LHFI by credit quality indicator are presented in the following tables:

	Commercial Loans
	C&I		CRE		Commercial Construction
(Dollars in millions)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Risk rating:
Pass	$69,095	$64,546	$7,165	$5,126	$2,459	$3,770
Criticized accruing	1,885	1,595	98	167	79	33
Criticized nonaccruing	157	215	2	24	—	1
Total	$71,137	$66,356	$7,265	$5,317	$2,538	$3,804

	Consumer Loans [1]
	Residential Mortgages - Nonguaranteed		Residential Home Equity Products		Residential Construction
(Dollars in millions)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Current FICO score range:
700 and above	$25,764	$23,602	$8,060	$8,946	$151	$240
620 - 699	2,367	2,721	1,015	1,242	27	50
Below 620 [2]	705	813	393	438	6	8
Total	$28,836	$27,136	$9,468	$10,626	$184	$298

	Other Direct		Indirect		Credit Cards
(Dollars in millions)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Current FICO score range:
700 and above	$9,642	$7,929	$9,315	$9,094	$1,142	$1,088
620 - 699	935	757	2,395	2,344	420	395
Below 620 [2]	38	43	709	702	127	99
Total	$10,615	$8,729	$12,419	$12,140	$1,689	$1,582

1 Excludes $7.2 billion and $6.6 billion of guaranteed student loans and $459 million and $560 million of guaranteed residential mortgages at December 31, 2018 and 2017, respectively, for which there was nominal risk of principal loss due to the government guarantee.
2  For substantially all loans with refreshed FICO scores below 620, the borrower’s FICO score at the time of origination exceeded 620 but has since deteriorated as the loan has seasoned.

Notes to Consolidated Financial Statements, continued

The LHFI portfolio by payment status is presented in the following tables:

	December 31, 2018
	Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccruing [1]		Total
Commercial loans:
C&I	$70,901	$64	$15	$157		$71,137
CRE	7,259	3	1	2		7,265
Commercial construction	2,538	—	—	—		2,538
Total commercial LHFI	80,698	67	16	159		80,940
Consumer loans:
Residential mortgages - guaranteed	125	39	295	—	[3]	459
Residential mortgages - nonguaranteed [2]	28,552	70	10	204		28,836
Residential home equity products	9,268	62	—	138		9,468
Residential construction	170	3	—	11		184
Guaranteed student	5,236	685	1,308	—	[3]	7,229
Other direct	10,559	45	4	7		10,615
Indirect	12,286	125	1	7		12,419
Credit cards	1,654	17	18	—		1,689
Total consumer LHFI	67,850	1,046	1,636	367		70,899
Total LHFI	$148,548	$1,113	$1,652	$526		$151,839
1 Includes nonaccruing LHFI past due 90 days or more of $306 million. Nonaccruing LHFI past due fewer than 90 days include nonaccrual loans modified in TDRs, performing second lien loans where the first lien loan is nonperforming, and certain energy-related commercial loans.
2 Includes $163 million of loans measured at fair value, the majority of which were accruing current.
3 Guaranteed loans are not placed on nonaccrual status regardless of delinquency because collection of principal and interest is reasonably assured by the government.

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
3 Guaranteed loans are not placed on nonaccrual status regardless of delinquency because collection of principal and interest is reasonably assured by the government.

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

	December 31, 2018			December 31, 2017
(Dollars in millions)	Unpaid Principal Balance	Carrying [1] Value	Related ALLL	Unpaid Principal Balance	Carrying [1] Value	Related ALLL
Impaired LHFI with no ALLL recorded:
Commercial loans:
C&I	$132	$79	$—	$38	$35	$—
CRE	10	—	—	—	—	—
Total commercial LHFI with no ALLL recorded	142	79	—	38	35	—
Consumer loans:
Residential mortgages - nonguaranteed	501	397	—	458	363	—
Residential construction	12	7	—	15	9	—
Total consumer LHFI with no ALLL recorded	513	404	—	473	372	—

Impaired LHFI with an ALLL recorded:
Commercial loans:
C&I	81	70	13	127	117	19
CRE	—	—	—	21	21	2
Total commercial LHFI with an ALLL recorded	81	70	13	148	138	21
Consumer loans:
Residential mortgages - nonguaranteed	1,006	984	96	1,133	1,103	113
Residential home equity products	849	799	44	953	895	54
Residential construction	79	76	6	93	90	7
Other direct	57	57	1	59	59	1
Indirect	133	133	5	123	122	7
Credit cards	30	9	2	26	7	1
Total consumer LHFI with an ALLL recorded	2,154	2,058	154	2,387	2,276	183
Total impaired LHFI	$2,890	$2,611	$167	$3,046	$2,821	$204
1 Carrying value reflects charge-offs that have been recognized plus other amounts that have been applied to adjust the net book balance.

Included in the impaired LHFI carrying values above at December 31, 2018 and 2017 were $2.3 billion and $2.4 billion of accruing TDRs, of which 97% and 96% were current, respectively. See Note 1, “Significant Accounting Policies,” for further information regarding the Company’s loan impairment policy.

Notes to Consolidated Financial Statements, continued

	Year Ended December 31
	2018		2017		2016
(Dollars in millions)	Average Carrying Value	Interest [1] Income Recognized	Average Carrying Value	Interest [1] Income Recognized	Average Carrying Value	Interest [1] Income Recognized
Impaired LHFI with no ALLL recorded:
Commercial loans:
C&I	$121	$7	$34	$1	$169	$3
CRE	39	—	—	—	—	—
Total commercial LHFI with no ALLL recorded	160	7	34	1	169	3
Consumer loans:
Residential mortgages - nonguaranteed	404	19	357	15	370	16
Residential construction	8	1	8	—	8	—
Total consumer LHFI with no ALLL recorded	412	20	365	15	378	16

Impaired LHFI with an ALLL recorded:
Commercial loans:
C&I	71	1	112	2	170	1
CRE	—	—	22	1	25	1
Total commercial LHFI with an ALLL recorded	71	1	134	3	195	2
Consumer loans:
Residential mortgages - nonguaranteed	993	48	1,123	58	1,251	64
Residential home equity products	816	36	914	32	812	29
Residential construction	78	3	94	5	110	6
Other direct	58	4	60	4	10	1
Indirect	147	7	136	6	114	6
Credit cards	8	1	6	1	6	1
Total consumer LHFI with an ALLL recorded	2,100	99	2,333	106	2,303	107
Total impaired LHFI	$2,743	$127	$2,866	$125	$3,045	$128
1 Of the interest income recognized during the years ended December 31, 2018, 2017, and 2016, cash basis interest income was immaterial.

Notes to Consolidated Financial Statements, continued

NPAs are presented in the following table:

(Dollars in millions)	December 31, 2018	December 31, 2017
NPAs:
Commercial NPLs:
C&I	$157	$215
CRE	2	24
Commercial construction	—	1
Consumer NPLs:
Residential mortgages - nonguaranteed	204	206
Residential home equity products	138	203
Residential construction	11	11
Other direct	7	7
Indirect	7	7
Total nonaccrual loans/NPLs [1]	526	674
OREO [2]	54	57
Other repossessed assets	9	10
Total NPAs	$589	$741
1 Nonaccruing restructured loans are included in total nonaccrual loans/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or guaranteed by the VA. Proceeds due from the FHA and the VA are recorded as a receivable in Other assets in the Consolidated Balance Sheets until the property is conveyed and the funds are received. The receivable related to proceeds due from the FHA and the VA totaled $50 million and $45 million at December 31, 2018 and 2017, respectively.

The Company's recorded investment of nonaccruing loans secured by residential real estate properties for which formal foreclosure proceedings were in process at December 31, 2018 and 2017 was $93 million and $73 million, respectively. The Company's recorded investment of accruing loans secured by residential real estate properties for which formal foreclosure proceedings were in process at December 31, 2018 and 2017 was $110 million and $101 million, of which $103 million and $97 million were insured by the FHA or guaranteed by the VA, respectively.

At December 31, 2018, OREO included $50 million of foreclosed residential real estate properties and $2 million of foreclosed commercial real estate properties, with the remaining $2 million related to land.
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
At both December 31, 2018 and 2017, the Company had an immaterial amount of commitments to lend additional funds to debtors whose terms have been modified in a TDR. The number and carrying value of loans modified under the terms of a TDR, by type of modification, are presented in the following tables:

	Year Ended December 31, 2018 [1]
(Dollars in millions)	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	169	$2	$77	$79
CRE	1	—	—	—
Consumer loans:
Residential mortgages - nonguaranteed	299	19	52	71
Residential home equity products	525	2	41	43
Residential construction	4	—	—	—
Other direct	701	—	10	10
Indirect	2,585	—	58	58
Credit cards	1,410	5	—	5
Total TDR additions	5,694	$28	$238	$266
1 Includes loans modified under the terms of a TDR that were charged-off during the period.

	Year Ended December 31, 2017 [1]
(Dollars in millions)	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	178	$3	$43	$46
Consumer loans:
Residential mortgages - nonguaranteed	150	22	10	32
Residential home equity products	2,488	45	176	221
Other direct	661	—	9	9
Indirect	2,740	—	61	61
Credit cards	919	4	—	4
Total TDR additions	7,136	$74	$299	$373
1 Includes loans modified under the terms of a TDR that were charged-off during the period.

Notes to Consolidated Financial Statements, continued

	Year Ended December 31, 2016 [1]
(Dollars in millions)	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	84	$2	$68	$70
Commercial construction	1	—	—	—
Consumer loans:
Residential mortgages - nonguaranteed	397	79	12	91
Residential home equity products	2,611	9	227	236
Residential construction	1	—	—	—
Other direct [2]	3,925	—	50	50
Indirect	1,539	—	32	32
Credit cards	720	3	—	3
Total TDR additions	9,278	$93	$389	$482
1 Includes loans modified under the terms of a TDR that were charged-off during the period.
2 Includes 3,321 loans with a carrying value of $41 million that were modified prior to 2016 and reclassified as TDRs in the fourth quarter of 2016.

TDRs that defaulted during the years ended December 31, 2018, 2017, and 2016, which were first modified within the previous 12 months, were immaterial. The majority of loans that were modified under the terms of a TDR and subsequently became 90 days or more delinquent have remained on nonaccrual status since the time of delinquency.

Concentrations of Credit Risk
The Company does not have a significant concentration of credit risk to any individual client except for the U.S. government and its agencies. However, a geographic concentration arises because the majority of the Company's LHFI portfolio represents borrowers that reside in Florida, Georgia, Virginia, Maryland, and North Carolina. The Company’s cross-border outstanding loans totaled $1.8 billion and $1.4 billion at December 31, 2018 and 2017, respectively.
With respect to collateral concentration, the Company's recorded investment in residential real estate secured LHFI totaled $38.9 billion at December 31, 2018 and represented 26% of total LHFI. At December 31, 2017, the Company's recorded investment in residential real estate secured LHFI totaled $38.6 billion and represented 27% of total LHFI. Additionally, at December 31, 2018 and 2017, the Company had commitments to extend credit on home equity lines of $10.3 billion and $10.1 billion, and had residential mortgage commitments outstanding of $2.7 billion and $3.0 billion, respectively. At both

December 31, 2018 and December 31, 2017, 1% of the Company's LHFI secured by residential real estate was insured by the FHA or guaranteed by the VA.
The following table presents loans in the residential mortgage portfolio that included a high original LTV ratio (in excess of 80%), an interest only feature, and/or a second lien position that may increase the Company's exposure to credit risk and result in a concentration of credit risk. At December 31, 2018 and December 31, 2017, the current weighted average FICO score for the borrowers of these loans was 759 and 756, respectively.

(Dollars in millions)	December 31, 2018	December 31, 2017
Interest only mortgages with MI or with combined original LTV ≤ 80% [1]	$464	$569
Interest only mortgages with no MI and with combined original LTV > 80% [1]	28	77
Total interest only mortgages [1]	492	646
Amortizing mortgages with combined original LTV > 80% and/or second liens [2]	10,922	10,197
Total mortgages with potential concentration of credit risk	$11,414	$10,843

1 Comprised of first and/or second liens, primarily with an initial 10 year interest only period.
2 Comprised of loans with no MI.

Notes to Consolidated Financial Statements, continued

NOTE 8 - ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the unfunded commitments reserve. Activity in the allowance for credit losses by loan segment is presented in the following tables:

	Year Ended December 31, 2018
(Dollars in millions)	Commercial	Consumer	Total
ALLL, beginning of period	$1,101	$634	$1,735
Provision for loan losses	86	132	218
Loan charge-offs	(131)	(322)	(453)
Loan recoveries	24	91	115
ALLL, end of period	1,080	535	1,615

Unfunded commitments reserve, beginning of period [1]	79	—	79
Benefit for unfunded commitments	(10)	—	(10)
Unfunded commitments reserve, end of period [1]	69	—	69

Allowance for credit losses, end of period	$1,149	$535	$1,684

1 The unfunded commitments reserve is recorded in Other liabilities in the Consolidated Balance Sheets.

	Year Ended December 31, 2017
(Dollars in millions)	Commercial	Consumer	Total
ALLL, beginning of period	$1,124	$585	$1,709
Provision for loan losses	108	289	397
Loan charge-offs	(167)	(324)	(491)
Loan recoveries	40	84	124
Other [1]	(4)	—	(4)
ALLL, end of period	1,101	634	1,735

Unfunded commitments reserve, beginning of period [2]	67	—	67
Provision for unfunded commitments	12	—	12
Unfunded commitments reserve, end of period [2]	79	—	79

Allowance for credit losses, end of period	$1,180	$634	$1,814
1 Related to loans disposed in connection with the sale of PAC. For additional information regarding the sale of PAC, see Note 3, "Acquisitions/Dispositions."
2 The unfunded commitments reserve is recorded in Other liabilities in the Consolidated Balance Sheets.

	Year Ended December 31, 2016
(Dollars in millions)	Commercial	Consumer	Total
ALLL, beginning of period	$1,047	$705	$1,752
Provision for loan losses	329	111	440
Loan charge-offs	(287)	(304)	(591)
Loan recoveries	35	73	108
ALLL, end of period	1,124	585	1,709

Unfunded commitments reserve, beginning of period [1]	63	—	63
Provision for unfunded commitments	4	—	4
Unfunded commitments reserve, end of period [1]	67	—	67

Allowance for credit losses, end of period	$1,191	$585	$1,776
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

Notes to Consolidated Financial Statements, continued

The Company’s LHFI portfolio and related ALLL are presented in the following tables:

	December 31, 2018
	Commercial Loans		Consumer Loans		Total
(Dollars in millions)	Carrying Value	Related ALLL	Carrying Value	Related ALLL	Carrying Value	Related ALLL
LHFI evaluated for impairment:
Individually evaluated	$149	$13	$2,462	$154	$2,611	$167
Collectively evaluated	80,791	1,067	68,274	381	149,065	1,448
Total evaluated	80,940	1,080	70,736	535	151,676	1,615
LHFI measured at fair value	—	—	163	—	163	—
Total LHFI	$80,940	$1,080	$70,899	$535	$151,839	$1,615

	December 31, 2017
	Commercial Loans		Consumer Loans		Total
(Dollars in millions)	Carrying Value	Related ALLL	Carrying Value	Related ALLL	Carrying Value	Related ALLL
LHFI evaluated for impairment:
Individually evaluated	$173	$21	$2,648	$183	$2,821	$204
Collectively evaluated	75,304	1,080	64,860	451	140,164	1,531
Total evaluated	75,477	1,101	67,508	634	142,985	1,735
LHFI measured at fair value	—	—	196	—	196	—
Total LHFI	$75,477	$1,101	$67,704	$634	$143,181	$1,735

Notes to Consolidated Financial Statements, continued

NOTE 9 - PREMISES, PROPERTY, AND EQUIPMENT
Premises, property, and equipment at December 31 consisted of the following:

(Dollars in millions)	Useful Life (in years)	2018	2017
Land	Indefinite	$310	$321
Buildings and improvements	1 - 50	1,059	1,047
Leasehold improvements	1 - 30	758	691
Furniture and equipment	1 - 20	1,429	1,430
Software [1]	1 - 5	1,890	1,671
Construction and software in progress		351	488
Total premises, property, and equipment		5,797	5,648
Less: Accumulated depreciation and amortization		3,773	3,595
Premises, property, and equipment, net		$2,024	$2,053

[1]
Beginning October 1, 2018, the Company reclassified capitalized software and related accumulated amortization previously presented in Other assets to Premises, property, and equipment, net, on the Consolidated Balance Sheets. Prior periods have been revised to conform to the current presentation for comparability.

None of the Company's premises, property, and equipment was subject to mortgage indebtedness at December 31, 2018 and 2017. Capital leases included in net premises, property, and equipment was immaterial at both December 31, 2018 and 2017. Aggregate rent expense (principally for offices), including any contingent rent expense and sublease income, totaled $179 million, $201 million, and $202 million for the years ended December 31, 2018, 2017, and 2016, respectively. Depreciation and amortization expense on premises, property, and equipment for the years ended December 31, 2018, 2017, and 2016 totaled $333 million, $299 million, and $290 million, respectively. See Note 1, “Significant Accounting Policies,” for the Company's accounting policies regarding premises, property, and equipment and related depreciation and amortization.
The Company previously completed sale-leaseback transactions consisting of branch properties and various individual office buildings. Upon completion of these transactions, the Company recognized a portion of the resulting gains and deferred the remainder to be recognized ratably over the expected term of the lease, predominantly 10 years, as an offset to Net occupancy expense on the Consolidated Statements of Income. Amortization of deferred gains on sale-leaseback transactions totaled $6 million, $17 million, and $43 million for the years ended December 31, 2018, 2017, and 2016, respectively. At December 31, 2018 and 2017, the remaining deferred gain associated with sale-leaseback transactions was $42 million and $49 million, respectively. In connection with the Company's January 1, 2019 adoption of ASC Topic 842, Leases, the remaining deferred gain on sale-leaseback transactions was recognized in retained earnings through a cumulative effect adjustment. See Note 1, “Significant Accounting Policies,” for additional information.
The Company has various obligations under noncancelable operating leases for premises, property, and equipment. The leases predominantly expire over the next 20 years, with the longest lease term having an expiration date in 2081. Many of these leases include a renewal option and some provide for periodic adjustment of rentals based on changes in various economic indicators.
The following table presents future minimum payments under noncancelable operating leases with initial terms in excess of one year at December 31, 2018:

(Dollars in millions)	Operating Leases
2019	$204
2020	195
2021	186
2022	171
2023	148
Thereafter	585
Total minimum lease payments	$1,489

Notes to Consolidated Financial Statements, continued

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company conducts a qualitative goodwill assessment at the reporting unit level at least quarterly, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. See Note 1, “Significant Accounting Policies,” for additional information regarding the Company’s goodwill accounting policy.
The Company performed a qualitative goodwill assessment for the Consumer and Wholesale reporting units as of October 1, 2018, and concluded that a quantitative goodwill impairment test was not necessary for either reporting unit as it was not more-likely-than-not that the fair value of either reporting unit was below its respective carrying amount. The Company performed quantitative goodwill impairment tests for the Consumer and Wholesale reporting units as of October 1, 2017 and 2016. Based on the results of the impairment tests, the Company concluded that the fair values of the reporting units exceed their respective carrying amounts; therefore, there was no goodwill impairment. The Company monitored events and circumstances during the fourth quarter of 2018 and did not observe any factors that would more-likely-than-not reduce the fair value of a reporting unit below its respective carrying amount.
In the second quarter of 2018, certain business banking clients were transferred from the Wholesale segment to the Consumer segment, resulting in the reallocation of $128 million in goodwill. See Note 22, “Business Segment Reporting,” for additional information. Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2018 and 2017 are presented in the following table.

(Dollars in millions)	Consumer	Wholesale	Total
Balance, January 1, 2018	$4,262	$2,069	$6,331
Reallocation related to intersegment transfer of business banking clients	128	(128)	—
Balance, December 31, 2018	$4,390	$1,941	$6,331

Balance, January 1, 2017	$4,262	$2,075	$6,337
Measurement period adjustment related to the acquisition of Pillar	—	1	1
Sale of PAC	—	(7)	(7)
Balance, December 31, 2017	$4,262	$2,069	$6,331

Other Intangible Assets
Changes in the carrying amount of other intangible assets are presented in the following table:

(Dollars in millions)	Residential MSRs - Fair Value	Commercial Mortgage Servicing Rights and Other	Total
Balance, January 1, 2018	$1,710	$81	$1,791
Amortization [1]	—	(18)	(18)
Servicing rights originated	336	16	352
Servicing rights purchased	89	—	89
Changes in fair value:
Due to changes in inputs and assumptions [2]	90	—	90
Other changes in fair value [3]	(239)	—	(239)
Servicing rights sold	(3)	—	(3)
Balance, December 31, 2018	$1,983	$79	$2,062

Balance, January 1, 2017	$1,572	$85	$1,657
Amortization [1]	—	(20)	(20)
Servicing rights originated	394	17	411
Changes in fair value:
Due to changes in inputs and assumptions [2]	(22)	—	(22)
Other changes in fair value [3]	(226)	—	(226)
Servicing rights sold	(8)	—	(8)
Other [4]	—	(1)	(1)
Balance, December 31, 2017	$1,710	$81	$1,791
1 Does not include expense associated with community development investments. See Note 12, “Certain Transfers of Financial Assets and Variable Interest Entities,” for additional information.
2 Primarily reflects changes in option adjusted spreads and prepayment speed assumptions, due to changes in interest rates.
3 Represents changes due to the collection of expected cash flows, net of accretion due to the passage of time.
4 Represents measurement period adjustment on other intangible assets acquired previously in the Pillar acquisition.

Notes to Consolidated Financial Statements, continued

The gross carrying value and accumulated amortization of other intangible assets are presented in the following table:

	December 31, 2018			December 31, 2017
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized other intangible assets [1]:
Commercial mortgage servicing rights	$95	($29)	$66	$79	($14)	$65
Other	6	(5)	1	32	(28)	4
Unamortized other intangible assets:
Residential MSRs	1,983	—	1,983	1,710	—	1,710
Other	12	—	12	12	—	12
Total other intangible assets	$2,096	($34)	$2,062	$1,833	($42)	$1,791
1 Excludes other intangible assets that are indefinite-lived, carried at fair value, or fully amortized.

The Company’s estimated future amortization of intangible assets at December 31, 2018 is presented in the following table:

(Dollars in millions)
2019	$10
2020	8
2021	7
2022	6
2023	5
Thereafter	31
Total [1]	$67
1 Does not include indefinite-lived intangible assets of $12 million.

Servicing Rights
The Company acquires servicing rights and retains servicing rights for certain of its sales or securitizations of residential mortgages and commercial loans. Servicing rights on residential and commercial mortgages are capitalized by the Company and are classified as Other intangible assets on the Company's Consolidated Balance Sheets.

Residential Mortgage Servicing Rights
Income earned by the Company on its residential MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs, and is presented in the following table.

	Year Ended December 31
(Dollars in millions)	2018	2017	2016
Income from residential MSRs [1]	$437	$403	$366
1 Recognized in Mortgage related income in the Consolidated Statements of Income.

The UPB of residential mortgage loans serviced for third parties is presented in the following table:

(Dollars in millions)	December 31, 2018	December 31, 2017
UPB of loans underlying residential MSRs	$140,801	$136,071

The Company purchased MSRs on residential loans with a UPB of $7.0 billion during the year ended December 31, 2018. No MSRs on residential loans were purchased during the year ended December 31, 2017. During both years ended December 31, 2018 and 2017, the Company sold MSRs on residential loans, at a price approximating their fair value, with a UPB of $1.1 billion.
The Company measures the fair value of its residential MSRs using a valuation model that calculates the present value of estimated future net servicing income using prepayment projections, spreads, and other assumptions. The Consumer Valuation Committee reviews and approves all significant assumption changes at least annually, drawing upon various market and empirical data sources. Changes to valuation model inputs are reflected in the periods’ results. See Note 20, “Fair Value Election and Measurement,” for further information regarding the Company’s residential MSR valuation methodology.
A summary of the significant unobservable inputs used to estimate the fair value of the Company’s residential MSRs and the uncertainty of the fair values in response to 10% and 20% adverse changes in those inputs at the reporting date, are presented in the following table.

(Dollars in millions)	December 31, 2018	December 31, 2017
Fair value of residential MSRs	$1,983	$1,710
Prepayment rate assumption (annual)	13%	13%
Decline in fair value from 10% adverse change	$96	$85
Decline in fair value from 20% adverse change	183	160
Option adjusted spread (annual)	2%	4%
Decline in fair value from 10% adverse change	$44	$47
Decline in fair value from 20% adverse change	86	90
Weighted-average life (in years)	5.5	5.4
Weighted-average coupon	4.0%	3.9%

Residential MSR uncertainties are hypothetical and should be used with caution. Changes in fair value based on variations in assumptions generally cannot be extrapolated because (i) the relationship of the change in an assumption to the change in fair value may not be linear and (ii) changes in one assumption may result in changes in another, which might magnify or counteract the uncertainties. The uncertainties do not reflect the effect of hedging activity undertaken by the Company to offset changes in the fair value of MSRs. See Note 19, “Derivative Financial Instruments,” for further information regarding these hedging activities.

Notes to Consolidated Financial Statements, continued

Commercial Mortgage Servicing Rights
Income earned by the Company on its commercial mortgage servicing rights is derived primarily from contractually specified servicing fees and other ancillary fees. The Company also earns income from subservicing certain third party commercial mortgages for which the Company does not record servicing rights. The following table presents the Company’s income earned from servicing commercial mortgages.

	Year Ended December 31
(Dollars in millions)	2018	2017	2016
Income from commercial mortgage servicing rights [1]	$26	$22	$1
Income from subservicing third party commercial mortgages [1]	13	14	1
1 Recognized in Commercial real estate related income in the Consolidated Statements of Income.

The UPB of commercial mortgage loans serviced for third parties is presented in the following table:

(Dollars in millions)	December 31, 2018	December 31, 2017
UPB of commercial mortgages subserviced for third parties	$28,140	$24,294
UPB of loans underlying commercial mortgage servicing rights	6,399	5,760
Total UPB of commercial mortgages serviced for third parties	$34,539	$30,054

No commercial mortgage servicing rights were purchased or sold during the years ended December 31, 2018 and 2017.
Commercial mortgage servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The Company calculates the fair value of commercial servicing rights based on the present value of estimated future net servicing income, considering prepayment projections and other assumptions. Impairment, if any, is recognized when the carrying value of the servicing asset exceeds the fair value at the measurement date. The amortized cost of the Company’s commercial mortgage servicing rights was $66 million and $65 million at December 31, 2018 and December 31, 2017, respectively.
A summary of the significant unobservable inputs used to estimate the fair value of the Company’s commercial mortgage servicing rights and the uncertainty of the fair values in response to 10% and 20% adverse changes in those inputs at the reporting date, are presented in the following table.

(Dollars in millions)	December 31, 2018	December 31, 2017
Fair value of commercial mortgage servicing rights	$77	$75
Discount rate (annual)	12%	12%
Decline in fair value from 10% adverse change	$3	$3
Decline in fair value from 20% adverse change	6	6
Prepayment rate assumption (annual)	5%	7%
Decline in fair value from 10% adverse change	$1	$1
Decline in fair value from 20% adverse change	2	2
Weighted-average life (in years)	8.1	7.0
Float earnings rate (annual)	1.1%	1.1%

Commercial mortgage servicing right uncertainties are hypothetical and should be used with caution.

Notes to Consolidated Financial Statements, continued

NOTE 11 - OTHER ASSETS
The components of other assets are presented in the following table:

(Dollars in millions)	December 31, 2018	December 31, 2017
Equity securities [1]:
Marketable equity securities [2]:
Mutual fund investments	$79	$49
Other equity [3]	16	7
Nonmarketable equity securities:
Federal Reserve Bank stock [2]	403	403
FHLB stock [2]	227	15
Other equity [3]	68	26
Lease assets	1,940	1,528
Tax credit investments [4]	1,722	1,272
Bank-owned life insurance	1,627	1,411
Accrued income	1,106	880
Accounts receivable	602	2,201
Pension assets, net	484	464
Prepaid expenses	231	319
OREO	54	57
Other [5]	432	467
Total other assets	$8,991	$9,099
1 Does not include equity securities held for trading purposes classified as Trading assets and derivative instruments or Trading liabilities and derivative instruments on the Company’s Consolidated Balance Sheets. See Note 5, “Trading Assets and Liabilities and Derivative Instruments,” for more information.
2 Beginning January 1, 2018, the Company reclassified equity securities previously presented in Securities AFS to Other assets on the Consolidated Balance Sheets. Prior periods have been revised to conform to the current presentation for comparability.
3 During the second quarter of 2018, the Company reclassified $22 million of equity securities from nonmarketable to marketable equity securities due to readily determinable fair value information observed in active markets.
4 See Note 12, “Certain Transfers of Financial Assets and Variable Interest Entities,” for additional information.
5 Beginning October 1, 2018, the Company reclassified capitalized software and related accumulated amortization previously presented in Other assets to Premises, property, and equipment, net, on the Consolidated Balance Sheets. Prior periods have been revised to conform to the current presentation for comparability.
Equity Securities Not Classified as Trading Assets or Liabilities
Equity securities with readily determinable fair values (marketable) that are not held for trading purposes are recorded at fair value and include mutual fund investments and other publicly traded equity securities.
Equity securities without readily determinable fair values (nonmarketable) that are not held for trading purposes include Federal Reserve Bank of Atlanta and FHLB of Atlanta capital stock, both held at cost, as well as other equity securities that the Company elected to account for under the measurement alternative, pursuant to the adoption of ASU 2016-01 on January 1, 2018. See the “Equity Securities” and “Accounting Pronouncements” sections of Note 1, “Significant Accounting Policies,” for additional information on the Company’s adoption of ASU 2016-01 and for the Company's accounting policy related to equity securities.

The following table summarizes net gains/(losses) for equity securities not classified as trading assets:

(Dollars in millions)	Year Ended December 31, 2018
Net (losses)/gains from marketable equity securities [1]	($2)
Net gains/(losses) from nonmarketable equity securities:
Remeasurement losses and impairment	—
Remeasurement gains [1]	30
Less: Net realized gains from sale	—
Total net unrealized gains from non-trading equity securities	$28

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
Accrued Income
Accrued income consists primarily of interest and other income accrued on the Company’s LHFI. Interest income on loans, except those classified as nonaccrual, is accrued based upon the outstanding principal amounts using the effective yield method. See Note 1, “Significant Accounting Policies,” for information regarding the Company’s accounting policy for loans.
Accounts Receivable
Accounts receivable consists primarily of receivables from brokers, dealers, and customers related to pending loan trades, unsettled trades of securities, loan-related advances, and investment securities income due but not received. Accounts receivable also includes proceeds due from the FHA and the VA on foreclosed real estate related to loans that are insured by the FHA or guaranteed by the VA.
Pension Assets
Pension assets (net) represent the funded status of the Company’s overfunded pension and other postretirement benefits plans, measured as the difference between the fair value of plan assets and the benefit obligation at period end.

Notes to Consolidated Financial Statements, continued

NOTE 12 - CERTAIN TRANSFERS OF FINANCIAL ASSETS AND VARIABLE INTEREST ENTITIES
The Company has transferred loans and securities in sale or securitization transactions for which the Company retains certain beneficial interests, servicing rights, and/or recourse. These transfers of financial assets include certain residential mortgage loans, guaranteed student loans, and commercial loans, as discussed in the following section, "Transfers of Financial Assets." Cash receipts on beneficial interests held related to these transfers totaled $2 million, $11 million, and $12 million for the years ended December 31, 2018, 2017, and 2016, respectively.
When a transfer or other transaction occurs with a VIE, the Company first determines whether it has a VI in the VIE. A VI is typically in the form of securities representing retained interests in transferred assets and, at times, servicing rights, and for commercial mortgage loans sold to Fannie Mae, the loss share guarantee. See Note 18, “Guarantees,” for further discussion of the Company's loss share guarantee. When determining whether to consolidate the VIE, the Company evaluates whether it is a primary beneficiary which has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE.
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
Except as specifically noted herein, the Company is not required to provide additional financial support to any of the entities to which the Company has transferred financial assets, nor has the Company provided any support it was not otherwise obligated to provide. No events occurred during the year ended December 31, 2018 that changed the Company’s previous conclusions regarding whether it is the primary beneficiary of the VIEs described herein. Furthermore, no events occurred during the year ended December 31, 2018 that changed the Company’s sale conclusion with regards to previously transferred residential mortgage loans, guaranteed student loans, or commercial loans.
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
The Company sold residential mortgage loans to Ginnie Mae, Fannie Mae, and Freddie Mac, which resulted in pre-tax net gains of $64 million, $213 million, and $331 million for the years ended December 31, 2018, 2017, and 2016, respectively. Net gains/losses on the sale of residential mortgage LHFS are recorded at inception of the associated IRLCs and reflect the change in value of the loans resulting from changes in interest rates from the time the Company enters into the related IRLCs with borrowers until the loans are sold, but do not include the results of hedging activities initiated by the Company to mitigate this market risk. See Note 19, "Derivative Financial Instruments," for further discussion of the Company's hedging activities. The Company has made certain representations and warranties with respect to the transfer of these loans. See Note 18, “Guarantees,” for additional information regarding representations and warranties.
In a limited number of securitizations, the Company has received securities in addition to cash in exchange for the transferred loans, while also retaining servicing rights. The securities received are measured at fair value and classified as securities AFS. During the second quarter of 2018, the Company sold the majority of these securities for a net gain of $6 million, recognized in Net securities gains/(losses) on the Consolidated Statements of Income for the year ended December 31, 2018. The fair value of retained securities was immaterial at December 31, 2018 and totaled $22 million at December 31, 2017.
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
The Company’s maximum exposure to loss related to these unconsolidated residential mortgage loan securitizations is comprised of the loss of value of any interests it retains, which was immaterial at December 31, 2018 and totaled $22 million at December 31, 2017, as well as any repurchase obligations or other losses it incurs as a result of any guarantees related to these securitizations, which is discussed further in Note 18, “Guarantees.”
Guaranteed Student Loans
The Company has securitized government-guaranteed student loans through a transfer of loans to a securitization entity and retained the residual interest in the entity. The Company concluded that this entity should be consolidated because the Company has (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses, and the right to receive benefits, that could potentially be significant. At December 31, 2018 and 2017, the Company’s Consolidated Balance Sheets reflected $165 million and $192 million of assets held by the securitization entity and $161 million and $189 million of debt issued by the entity, respectively, inclusive of related accrued interest.

Notes to Consolidated Financial Statements, continued

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

Commercial Loans
The Company originates and sells certain commercial mortgage loans to Fannie Mae and Freddie Mac, originates FHA insured loans, and issues and sells Ginnie Mae commercial MBS secured by FHA insured loans. The Company transferred commercial loans to these Agencies and GSEs, which resulted in pre-tax net gains of $35 million and $37 million for the years ended December 31, 2018 and 2017, respectively. No associated gains or losses were recognized for the year ended December 31, 2016. The loans are exchanged for cash or securities that are readily redeemable for cash, with servicing rights retained. The Company has made certain representations and warranties with respect to the transfer of these loans and has entered into a loss share guarantee related to certain loans transferred to Fannie Mae. See Note 18, “Guarantees,” for additional information regarding the commercial mortgage loan loss share guarantee.

The Company's total managed loans, including the LHFI portfolio and other transferred loans (securitized and unsecuritized), are presented in the following table by portfolio balance and delinquency status (accruing loans 90 days or more past due and all nonaccrual loans) at December 31, 2018 and 2017, as well as the related net charge-offs for the years ended December 31, 2018 and 2017.

	Portfolio Balance		Past Due and Nonaccrual		Net Charge-offs
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017	Year Ended December 31
(Dollars in millions)					2018		2017
LHFI portfolio:
Commercial	$80,940	$75,477	$175	$247	$107		$127
Consumer	70,899	67,704	2,003	1,832	231		240
Total LHFI portfolio	151,839	143,181	2,178	2,079	338		367
Managed securitized loans:
Commercial [1]	6,399	5,760	—	—	—		—
Consumer	139,809	134,160	146	171	5	[2]	8	[2]
Total managed securitized loans	146,208	139,920	146	171	5		8
Managed unsecuritized loans [3]	1,134	2,200	152	340	—		—
Total managed loans	$299,181	$285,301	$2,476	$2,590	$343		$375

1 Comprised of commercial mortgages sold through Fannie Mae, Freddie Mac, and Ginnie Mae securitizations, whereby servicing has been retained by the Company.
2 Amounts associated with $387 million and $602 million of managed securitized loans at December 31, 2018 and 2017, respectively. Net charge-off data is not reported to the Company for the remaining balance of $139.4 billion and $133.6 billion of managed securitized loans at December 31, 2018 and 2017, respectively.
3 Comprised of unsecuritized loans the Company originated and sold to private investors with servicing rights retained. Net charge-offs on these loans are not presented in the table as the data is not reported to the Company by the private investors that own these related loans.

Other Variable Interest Entities
In addition to exposure to VIEs arising from transfers of financial assets, the Company also has involvement with VIEs from other business activities.
Tax Credit Investments
The following table provides information related to the Company's investments in tax credit VIEs that it does not consolidate:

	Community Development Investments		Renewable Energy Partnerships
(Dollars in millions)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Carrying value of investments [1]	$1,636	$1,272	$86	$—
Maximum exposure to loss related to investments [2]	2,207	1,905	138	—

[1]	At December 31, 2018 and 2017, the carrying value of community development investments excludes $68 million and $59 million of investments in funds that do not qualify for tax credits, respectively.

[2]
At December 31, 2018 and 2017, the Company's maximum exposure to loss related to community development investments includes $422 million and $354 million of loans and $639 million and $627 million of unfunded equity commitments, respectively. At December 31, 2018, the Company's maximum exposure to loss related to renewable energy partnerships includes $52 million of unfunded equity commitments.

Notes to Consolidated Financial Statements, continued

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
The following table presents tax credits and amortization associated with the Company’s investments in community development investments:

	Tax Credits			Amortization
	Year Ended December 31			Year Ended December 31
(Dollars in millions)	2018	2017	2016	2018	2017	2016
Qualified affordable housing partnerships	$121	$108	$92	$127	$109	$87
Other community development investments	89	90	64	71	70	46

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
At December 31, 2018 and 2017, the outstanding notional amount of the Company's VIE-facing TRS contracts totaled $2.0 billion and $1.7 billion, and related loans outstanding to VIEs totaled $2.0 billion and $1.7 billion, respectively. These financings were measured at fair value and classified within Trading assets and derivative instruments on the Consolidated Balance Sheets. The Company entered into client-facing TRS contracts of the same outstanding notional amounts. The notional amounts of the TRS contracts with VIEs represent the Company’s maximum exposure to loss, although this exposure has been mitigated via the TRS contracts with clients. For additional information on the Company’s TRS contracts and its involvement with these VIEs, see Note 19, “Derivative Financial Instruments.”

Notes to Consolidated Financial Statements, continued

NOTE 13 - BORROWINGS AND CONTRACTUAL COMMITMENTS
Short-term Borrowings
Short-term borrowings at December 31 consisted of the following:

	2018		2017
(Dollars in millions)	Balance	Interest Rate	Balance	Interest Rate
Funds purchased	$2,141	2.40%	$2,561	1.33%
Securities sold under agreements to repurchase	1,774	2.58	1,503	1.39
Other short-term borrowings:
FHLB advances	4,000	2.53	—
Dealer collateral	503	2.40	367	1.33
Master notes	354	1.40	350	0.66
Total other short-term borrowings	4,857	2.44	717	1.00
Total short-term borrowings	$8,772	2.46%	$4,781	1.30%

Long-term Debt
Long-term debt at December 31 consisted of the following:

	2018			2017
(Dollars in millions)	Maturity Date(s)	Interest Rate(s)	Balance	Balance
Parent Company:
Senior, fixed rate	2019 - 2028	2.50% - 6.00%	$3,467	$3,353
Senior, floating rate	2019	2.69	51	51
Subordinated, fixed rate	2026	6.00	200	200
Junior subordinated, floating rate	2027 - 2028	3.29 - 3.44	627	628
Structured notes [1]	2019 - 2026		200	242
Total			4,545	4,474
Less: Debt issuance costs			9	8
Total Parent Company debt			4,536	4,466
Subsidiaries [2]:
Senior, fixed rate [3]	2019 - 2058	0.69 - 9.55	6,238	3,609
Senior, floating rate	2020 - 2043	1.04 - 3.15	1,085	512
Senior, fixed-to-floating rate	2021 - 2024	2.59 - 3.69	2,364	—
Subordinated, fixed rate	2020 - 2026	3.30 - 5.40	864	1,206
Total			10,551	5,327
Less: Debt issuance costs			15	8
Total subsidiaries debt			10,536	5,319

Total long-term debt [4]			$15,072	$9,785

1 Consists of notes with various terms that include fixed or floating interest, or returns that are linked to an equity index.
2 82% and 77% of total subsidiary debt was issued by the Bank as of December 31, 2018 and 2017, respectively.
3 Includes leases and other obligations that do not have a stated interest rate.
4 Includes $289 million and $530 million of long-term debt measured at fair value at December 31, 2018 and 2017, respectively.

Notes to Consolidated Financial Statements, continued

The Company had no foreign denominated debt outstanding at December 31, 2018 or 2017. Maturities of long-term debt at December 31, 2018 were as follows:

(Dollars in millions)	Parent Company	Subsidiaries
2019	$792	$1,026
2020	—	1,496
2021	1,039	1,652
2022	984	1,800
2023	12	1,095
Thereafter	1,718	3,482
Total maturities	4,545	10,551
Less: Debt issuance costs	9	15
Total long-term debt	$4,536	$10,536

The Company’s issuances of long-term debt during 2018 are summarized in the following table:

2018 Debt Issuances	Principal Amount (Dollars in millions)
Parent Company:
7-year fixed rate senior notes	$850
Subsidiaries:
3-year fixed-to-floating rate senior notes	750
3-year fixed-to-floating rate senior notes	600
7-year fixed rate senior notes	500
6-year fixed-to-floating rate senior notes	500
5-year fixed rate senior notes	500
4-year fixed-to-floating rate senior notes	500
4-year floating rate senior notes	300
3-year floating rate senior notes	300
Total	$4,800

In addition to the long-term debt issuances presented above, outstanding FHLB advances increased $1.0 billion, direct finance leases increased $530 million, senior note maturities totaled $750 million, and subordinated note maturities totaled $314 million during 2018. The Company had no additional material issuances, advances, repurchases, terminations, or extinguishments of long-term debt during the year.
Restrictive provisions of several long-term debt agreements prevent the Company from creating liens on, disposing of, or issuing (except to related parties) voting stock of subsidiaries. Furthermore, there are restrictions on mergers, consolidations, certain leases, sales or transfers of assets, minimum shareholders’ equity, and maximum borrowings by the Company. At December 31, 2018, the Company was in compliance with all covenants and provisions of long-term debt agreements.
As currently defined by federal bank regulators, long-term debt of $1.5 billion and $1.6 billion qualified as Tier 2 capital at December 31, 2018 and 2017, respectively. See Note 15, “Capital,” for additional information regarding regulatory capital adequacy requirements for the Company and the Bank.
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
Contractual Commitments
In the normal course of business, the Company enters into certain contractual commitments. These commitments include obligations to make future payments on the Company’s borrowings, partnership investments, and lease arrangements, as well as commitments to lend to clients and to fund capital expenditures and service contracts.
The following table presents the Company’s significant contractual commitments at December 31, 2018, except for long-term debt and short-term borrowings (presented in this Note above), operating leases (disclosed in Note 9, “Premises, Property, and Equipment”), UTBs (disclosed in Note 16, “Income Taxes”), and pension and other postretirement benefit plans (disclosed in Note 17, “Employee Benefit Plans”). Capital lease obligations were immaterial at December 31, 2018 and are not presented in the table.

	Payments Due by Period at December 31, 2018
(Dollars in millions)	2019	2020	2021	2022	2023	Thereafter	Total
Unfunded lending commitments	$26,122	$8,670	$11,495	$14,678	$22,421	$12,538	$95,924
Consumer and other time deposits [1,2]	7,781	3,262	758	918	363	2,273	15,355
Brokered time deposits [1]	168	238	241	194	152	52	1,045
Purchase obligations [3]	249	234	63	64	58	244	912
Commitments to fund tax credit investments [4]	702	—	—	—	—	—	702
1 Amounts do not include interest.
2 The aggregate amount of time deposit accounts in denominations of $250,000 or more was $4.5 billion and $3.2 billion at December 31, 2018 and 2017, respectively.
3 For legally binding purchase obligations of $5 million or more, amounts include either termination fees under the associated contracts when early termination provisions exist, or the total potential obligation over the full contractual term for noncancelable purchase obligations. Payments made towards the purchase of goods or services under these contracts totaled $499 million, $395 million, and $236 million in 2018, 2017, and 2016, respectively.
4 Commitments to fund investments in affordable housing and other partnerships do not have defined funding dates as certain criteria must be met before the Company is obligated to fund. Accordingly, these commitments are considered to be due on demand for presentation purposes. See Note 12, “Certain Transfers of Financial Assets and Variable Interest Entities,” for additional information.

Notes to Consolidated Financial Statements, continued

NOTE 14 – NET INCOME PER COMMON SHARE
Reconciliations of net income to net income available to common shareholders and average basic common shares outstanding to average diluted common shares outstanding are presented in the following table.

Equivalent shares of 1 million related to common stock options and warrants outstanding at December 31, 2016 were excluded from the computation of diluted net income per average common share because they would have been anti-dilutive.

	Year Ended December 31
(Dollars and shares in millions, except per share data)	2018	2017	2016
Net income	$2,775	$2,273	$1,878
Less:
Preferred stock dividends	(107)	(94)	(66)
Dividends and undistributed earnings allocated to unvested common share awards	—	—	(1)
Net income available to common shareholders	$2,668	$2,179	$1,811

Average common shares outstanding - basic	460.9	481.3	498.6
Add dilutive securities:
RSUs	2.9	3.0	2.9
Common stock warrants, options, and restricted stock	1.2	2.7	2.0
Average common shares outstanding - diluted	465.0	487.0	503.5

Net income per average common share - diluted	$5.74	$4.47	$3.60
Net income per average common share - basic	5.79	4.53	3.63

Notes to Consolidated Financial Statements, continued

NOTE 15 – CAPITAL
During 2018, pursuant to the Federal Reserve’s non-objection to the Company’s capital plan in conjunction with the 2018 CCAR, the Company increased its quarterly common stock dividend from $0.40 to $0.50 per share beginning in the third quarter of 2018, maintained dividend payments on its preferred stock, and repurchased $1.25 billion of its outstanding common stock at market value (approximately 18.9 million shares) under the 2018 capital plan. During the first half of 2018, the Company repurchased $660 million of its outstanding common stock, which completed its authorized repurchase of common equity under the 2017 CCAR capital plan, which effectively expired on June 30, 2018. At December 31, 2018, the Company had remaining capacity under its 2018 capital plan to repurchase an additional $750 million of its outstanding common stock through June 30, 2019.
Dividends declared on the Company’s common and preferred stock were as follows:

	Year Ended December 31
(Dollars in millions, except per share data)	2018	2017	2016
Common stock:
Dividends declared	$826	$634	$498
Dividends declared per share	1.80	1.32	1.00
Preferred stock:
Dividends declared	$107	$94	$66
Dividends declared per share:
Series A	4,056	4,056	4,067
Series B	4,056	4,056	4,067
Series E [1]	1,469	5,875	5,875
Series F	5,625	5,625	5,625
Series G	5,050	3,128	—
Series H	5,566	669	—
1 All 4,500 shares of outstanding Series E Preferred Stock were redeemed in the first quarter of 2018.

Substantially all of the Company’s retained earnings are undistributed earnings of the Bank, which are restricted by various regulations administered by federal and state bank regulatory authorities. At December 31, 2018 and 2017, retained earnings of the Bank available for payment of cash dividends to the Parent Company under these regulations totaled approximately $2.2 billion and $2.5 billion, respectively. Additionally, the FRB requires the Company to maintain cash or deposit reserves with the Federal Reserve Bank. For the years ended December 31, 2018 and 2017, the average required reserve balance was $1.3 billion and $1.2 billion, respectively, which was fulfilled with a combination of cash on hand and deposits at the Federal Reserve.
Regulatory Capital
The Company is subject to the following minimum capital requirements: CET1 ratio of 4.5%; Tier 1 capital ratio of 6%; Total capital ratio of 8%; and Leverage ratio of 4%. The following table presents regulatory capital metrics for SunTrust and the Bank at December 31:

	2018		2017
(Dollars in millions)	Amount	Ratio	Amount	Ratio
SunTrust Banks, Inc.
CET1	$17,258	9.21%	$17,141	9.74%
Tier 1 capital	19,306	10.30	19,622	11.15
Total capital	22,517	12.02	23,028	13.09
Leverage		9.26		9.80

SunTrust Bank
CET1	$20,137	11.01%	$19,474	11.29%
Tier 1 capital	20,160	11.02	19,496	11.31
Total capital	22,564	12.33	22,132	12.83
Leverage		9.95		9.97

The Company is also subject to a 2.5% capital conservation buffer that became applicable on January 1, 2016 and was phased-in through December 31, 2018. The capital conservation buffer is an amount above the minimum levels designed to ensure that banks remain well-capitalized, even in adverse economic scenarios.

Preferred Stock
Preferred stock at December 31 consisted of the following:

(Dollars in millions)	2018	2017	2016
Series A	$172	$172	$172
Series B	103	103	103
Series E [1]	—	450	450
Series F	500	500	500
Series G	750	750	—
Series H	500	500	—
Total preferred stock	$2,025	$2,475	$1,225
1 All 4,500 shares of outstanding Series E Preferred Stock were redeemed in the first quarter of 2018.

Notes to Consolidated Financial Statements, continued

The following table presents information related to the Company’s preferred stock outstanding at December 31, 2018:

Preferred [1] Stock	Issue Date	Number of Shares Authorized	Number of Shares Issued	Number of Shares Outstanding	Dividend Dates	Annual Per [2] Share Dividend Rate	Optional Redemption Date	Redemption Price Per Share
Series A	9/12/2006	5,000	5,000	1,725	Quarterly beginning on December 15, 2006	Greater of 3-month LIBOR plus 0.53% per annum or 4.00%	9/15/2011	$100,000
Series B	12/15/2011	5,010	1,025	1,025	Quarterly beginning on March 15, 2012	Greater of 3-month LIBOR plus 0.645% per annum or 4.00%	12/15/2011	100,000
Series F	11/7/2014	5,000	5,000	5,000	Semi-annually beginning on June 15, 2015 until December 15, 2019	5.625% until December 15, 2019	12/15/2019 [3]	100,000
					Quarterly beginning on March 15, 2020	3-month LIBOR plus 3.86% per annum beginning on March 15, 2020
Series G	5/2/2017	7,500	7,500	7,500	Semi-annually beginning on December 15, 2017 until June 15, 2022	5.05% until June 15, 2022	6/15/2022 [3]	100,000
					Quarterly beginning on September 15, 2022	3-month LIBOR plus 3.102% per annum beginning on September 15, 2022
Series H	11/14/2017	5,000	5,000	5,000	Semi-annually beginning on June 15, 2018 until December 15, 2027	5.125% until December 15, 2027	12/15/2027 [3]	100,000
					Quarterly beginning on March 15, 2028	3-month LIBOR plus 2.786% per annum beginning on March 15, 2028
1 All series of preferred stock have no par value, $100,000 liquidation preference per share, and no voting rights.
2 Dividends on the shares are noncumulative.
3 Redeemable at the option of the Company on or after the date stated or any time within 90 days following a regulatory capital event.

In 2008, the Company issued to the U.S. Treasury as part of the CPP, 35,000 and 13,500 shares of Series C and D Fixed Rate Cumulative Perpetual Preferred Stock, respectively, and Series A and B warrants to purchase a total of 17.9 million shares of the Company's common stock. The Series A warrants entitled the holder to purchase 6 million shares of the Company's common stock at an exercise price of $33.70 per share, while the Series B warrants entitled the holder to purchase 11.9 million shares of the Company's common stock at an exercise price of $44.15 per share.
In March 2011, the Company repurchased its Series C and D Preferred Stock from the U.S. Treasury, and in September 2011, the U.S. Treasury held a public auction to sell the Series A and B common stock purchase warrants. In conjunction with the U.S. Treasury’s auction, the Company acquired 4 million of the common stock purchase warrants, Series A, for $11 million, which were then retired. In January and February of 2016, the Company acquired an additional 1.1 million of Series A common stock warrants and 5.4 million of Series B common stock warrants as part of its 2015 CCAR capital plan for a total of $24 million.
During 2018, 3 million shares of common stock were issued upon exercise of Series A and B warrants. At December 31, 2018, a total of 7,445 Series A and B warrants to purchase the Company’s common stock were not exercised prior to their expiration dates of December 31, 2018 and November 14, 2018, respectively.

Notes to Consolidated Financial Statements, continued

NOTE 16 - INCOME TAXES
The components of the Provision for income taxes included in the Consolidated Statements of Income for the years ended December 31 are presented in the following table:

(Dollars in millions)	2018	2017	2016
Current income tax provision:
Federal	$562	$129	$667
State	73	59	27
Total	635	188	694
Deferred income tax (benefit)/provision:
Federal	(122)	275	59
State	35	69	52
Total	(87)	344	111
Total provision for income taxes	$548	$532	$805

The 2017 Tax Act, enacted on December 22, 2017, reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Company recorded a $55 million and $303 million net income tax benefit for the effects of the 2017 Tax Act as a component of the provision for income taxes for the years ended December 31, 2018 and 2017, respectively. The $55 million adjustment completed the Company's accounting for the income tax effects of the 2017 Tax Act.

The provision for income taxes does not reflect the tax effects of unrealized gains and losses and other income and expenses recorded in AOCI, with the exception of the remeasurement of the related DTAs and DTLs due to the enactment of the 2017 Tax Act. For additional information regarding AOCI, see Note 23, “Accumulated Other Comprehensive Loss.”

A reconciliation of the income tax provision at the statutory federal income tax rate to the Company’s actual provision for income taxes and actual effective tax rate for the years ended December 31 are presented in the following table:

	2018		2017		2016
(Dollars in millions)	Amount	% of Pre-Tax Income	Amount	% of Pre-Tax Income	Amount	% of Pre-Tax Income
Income tax provision at federal statutory rate	$698	21.0%	$982	35.0%	$939	35.0%
Increase/(decrease) resulting from:
State income taxes, net	85	2.6	92	3.3	59	2.2
Tax-exempt interest	(67)	(2.0)	(90)	(3.2)	(86)	(3.2)
Income tax credits, net of amortization [1]	(106)	(3.2)	(117)	(4.2)	(86)	(3.2)
Impact of the remeasurement of DTAs and DTLs and other tax reform-related items	(55)	(1.7)	(303)	(10.8)	—	—
Other [2]	(7)	(0.2)	(32)	(1.1)	(21)	(0.8)
Total provision for income taxes and effective tax rate	$548	16.5%	$532	19.0%	$805	30.0%

[1]
Excludes income tax benefits of $84 million, $34 million, and $1 million for the years ended December 31, 2018, 2017, and 2016, respectively, related to tax credits, which were recognized as a reduction to the related investment asset.

[2]	Includes excess tax benefits of $22 million, $25 million, and $15 million for the years ended December 31, 2018, 2017, and 2016, respectively, related to the Company's adoption of ASU 2016-09.

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

Notes to Consolidated Financial Statements, continued

The significant DTAs and DTLs at December 31, net of the federal impact for state taxes, are presented in the following table:

(Dollars in millions)	2018	2017
DTAs:
ALLL	$376	$412
Net unrealized losses in AOCI	438	302
State NOLs and other carryforwards	111	227
Accruals and reserves	145	180
Other	21	17
Total gross DTAs	1,091	1,138
Valuation allowance	(85)	(143)
Total DTAs	1,006	995
DTLs:
Leasing	475	459
Servicing rights	270	290
Employee compensation and benefits	140	210
Deferred income	29	193
Goodwill and other intangible assets	156	155
Premises, property, and equipment	149	111
Loans	96	104
Other	38	41
Total DTLs	1,353	1,563
Net DTL	($347)	($568)

The DTAs include state NOLs and other state carryforwards that will expire, if not utilized, in varying amounts from 2019 to 2038. At December 31, 2018 and 2017, the Company had a valuation allowance recorded against its state carryforwards and certain state DTAs of $85 million and $143 million, respectively. The decrease in the valuation allowance was due primarily to the reversal of the valuation allowance that was recorded against certain of STM's pre-merger state NOL carryforwards that could not be carried forward by the Bank after the merger. The reversal of the valuation allowance was offset by the write-off of the related state NOL carryforwards. See Note 22, “Business Segment Reporting,” for additional information regarding the merger of STM and the Bank.
The following table provides a rollforward of the Company's gross federal and state UTBs, excluding interest and penalties, during the years ended December 31:

(Dollars in millions)	2018	2017
Balance at January 1	$141	$111
Increases in UTBs related to prior years	2	22
Decreases in UTBs related to prior years	(6)	(5)
Increases in UTBs related to the current year	20	13
Decreases in UTBs related to settlements	(2)	—
Decreases in UTBs related to lapse of the applicable statutes of limitations	(10)	—
Balance at December 31	$145	$141

The amount of UTBs that would favorably affect the Company's effective tax rate, if recognized, was $113 million at December 31, 2018.
Interest and penalties related to UTBs are recorded in the Provision for income taxes in the Consolidated Statements of Income. The Company had a gross liability of $22 million and $17 million for interest and penalties related to its UTBs at December 31, 2018 and 2017, respectively. During the years ended December 31, 2018 and 2017, the Company recognized gross expenses of $5 million and $10 million, respectively, related to interest and penalties on the UTBs.
The Company files U.S. federal, state, and local income tax returns. The Company's federal income tax returns are no longer subject to examination by the IRS for taxable years prior to 2015. With limited exceptions, the Company is no longer subject to examination by state and local taxing authorities for taxable years prior to 2012. It is reasonably possible that the liability for UTBs could decrease by as much as $50 million during the next 12 months due to completion of tax authority examinations and the expiration of statutes of limitations. It is uncertain how much, if any, of this potential decrease will impact the Company’s effective tax rate.

Notes to Consolidated Financial Statements, continued

NOTE 17 - EMPLOYEE BENEFIT PLANS
The Company sponsors various compensation and benefit programs to attract and retain talent. Aligned with a pay for performance culture, the Company's plans and programs include short-term incentives, AIP, and various LTI plans. All incentive awards are subject to clawback provisions. Compensation expense for AIP and LTI plans with cash payouts was $235 million, $319 million, and $291 million for the years ended December 31, 2018, 2017, and 2016, respectively. Compensation expense for short-term incentive plans with cash payouts was $466 million, $476 million, and $469 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Stock-Based Compensation
The Company provides stock-based awards through the 2018 Omnibus Incentive Compensation Plan and various other deferred compensation plans under which the Compensation Committee of the Board of Directors has the authority to grant various awards such as restricted stock, phantom stock units, stock options, and RSUs to key employees of the Company. Award vesting may be conditional based upon individual, business unit, Company, and/or performance relative to peer group metrics.
The 2018 Omnibus Incentive Compensation Plan became effective in April 2018, under which the total number of shares available for grant as awards under this plan is 17 million, less shares subject to awards granted under pre-existing plans. Pre-existing plans include the 2009 Stock Plan and the 2004 Stock Plan. At December 31, 2018, approximately 14 million shares were available for grant. All granted stock options are exercisable for 10 years after the grant date.
Shares or units of restricted stock may be granted to employees and directors. Generally, grants to employees either cliff vest after three years or vest pro-rata annually over three years. Restricted stock and RSU grants may be subject to one or more criteria, including employment, performance, or other conditions as established by the Compensation Committee at the time of grant. Any shares of restricted stock that are forfeited will again become available for issuance under the Company's deferred compensation plans. An employee or director has the right to vote the shares of restricted stock after grant until they are forfeited. Compensation cost for restricted stock and RSUs is generally equal to the fair market value of the shares on the grant date of the award and is amortized over the vesting period. Dividends are paid on awarded, unvested restricted stock. The Company accrues and reinvests dividends in equivalent shares of SunTrust common stock for unvested RSU awards, which are paid out when the underlying RSU award vests. RSU awards are generally classified as equity.

The following table presents a summary of stock options, restricted stock, and RSU activity for the year ended December 31, 2018:

	Stock Options			Restricted Stock			RSUs
(Dollars in millions, except per share data)	Shares	Price Range	Weighted Average Exercise Price	Shares	Deferred Compensation	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Balance, January 1, 2018	1,659,305	$9.06 - 64.58	$35.33	8,744	$1	$57.19	4,153,719	$44.68
Granted	—	—	—	7,404	1	67.53	2,709,623	67.95
Exercised/distributed	(774,704)	9.06 - 64.58	46.72	(8,744)	—	57.19	(1,808,091)	42.84
Cancelled/expired/forfeited	—	—	—	—	—	—	(241,722)	59.62
Amortization of restricted stock compensation	—	—	—	—	(1)	—	—	—
Balance, December 31, 2018	884,601	$21.67 - 32.27	$25.36	7,404	$1	$67.53	4,813,529	$56.63
Exercisable, December 31, 2018	884,601		$25.36

Notes to Consolidated Financial Statements, continued

The following table presents stock option information at December 31, 2018:

	Options Outstanding				Options Exercisable
(Dollars in millions, except per share data)	Number Outstanding at December 31, 2018	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Aggregate Intrinsic Value	Number Exercisable at December 31, 2018	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Aggregate Intrinsic Value
Range of Exercise Prices:
$21.67 to 32.27	884,601	$25.36	3	$22	884,601	$25.36	3	$22

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2018 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2018. Additional option and stock-based compensation information at December 31 is presented in the following table:

(Dollars in millions)	2018	2017	2016
Intrinsic value of options exercised [1]	$17	$28	$43
Fair value of vested restricted shares [1]	1	—	41
Fair value of vested RSUs [1]	77	62	74
1 Measured as of the grant date.
At December 31, 2018 and 2017, there was $131 million and $75 million, respectively, of unrecognized stock-based compensation expense related to RSUs. The unrecognized stock compensation expense for December 31, 2018 is expected to be recognized over a weighted average period of 2.0 years. Unrecognized stock-based compensation expense related to restricted stock was immaterial at both December 31, 2018 and 2017.
Additionally, the Company allows for the granting of phantom stock units, whereby certain employees are granted the contractual right to receive an amount in cash equal to the fair market value of a share of common stock on the vesting date. These shares vest pro-rata annually over three years on the anniversary of the grant date and are subject to variable accounting. The employees are entitled to dividend-equivalent rights on the granted shares. The Company granted less than 1 million phantom stock units during each of the years ended December 31, 2018 and 2017, and 2 million during the year ended December 31, 2016. The unrecognized compensation expense related to these phantom stock units at December 31, 2018 and 2017 was $10 million and $56 million, respectively, based on the Company's stock price at those respective dates.

Stock-based compensation expense recognized in Employee compensation in the Consolidated Statements of Income consisted of the following:

	Years Ended December 31
(Dollars in millions)	2018	2017	2016
RSUs	$104	$83	$56
Phantom stock units [1]	35	77	67
Restricted stock	1	—	2
Total stock-based compensation expense	$140	$160	$125

Stock-based compensation tax benefit [2]	$34	$61	$48
1 Phantom stock units are settled in cash. The Company paid $76 million, $80 million, and $28 million during the years ended December 31, 2018, 2017, and 2016, respectively, related to these share-based liabilities.
2 Does not include excess tax benefits or deficiencies recognized in the Provision for income taxes in the Consolidated Statements of Income.

Retirement Plans
Noncontributory Pension Plans
The Company maintains a frozen and funded noncontributory qualified retirement plan ("Retirement Plan") covering employees meeting certain service requirements. The Retirement Plan provides benefits based on salary and years of service. The SunTrust Retirement Plan includes a cash balance formula where the personal pension accounts continue to be credited with interest each year. The Company monitors the funded status of the Retirement Plan closely and, due to the current funded status, the Company did not make a contribution to it for the 2018 plan year.
In the second quarter of 2017, the Company amended its NCF Retirement Plan in accordance with its decision to terminate the pension plan effective as of July 31, 2017. The Company reclassified $60 million of pre-tax deferred losses from AOCI into net income upon settlement of the NCF Retirement Plan, which was completed in the fourth quarter of 2018.
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

	Pension Benefits [1]		Other Postretirement Benefits
(Dollars in millions)	2018	2017	2018	2017
Benefit obligation, beginning of year	$2,910	$2,747	$58	$58
Service cost	6	5	—	—
Interest cost	91	95	1	1
Plan participants’ contributions	—	—	5	4
Actuarial (gain)/loss	(228)	225	(2)	(1)
Benefits paid	(178)	(156)	(11)	(8)
Administrative expenses paid from pension trust	(6)	(6)	—	—
Plan amendments	—	—	—	(5)
Special termination benefits	—	—	—	9
Settlement loss	(127)	—	—	—
Benefit obligation, end of year [2]	$2,468	$2,910	$51	$58

Change in plan assets:
Fair value of plan assets, beginning of year	$3,288	$3,016	$164	$157
Actual return on plan assets	(100)	425	(3)	11
Employer contributions [3]	8	9	—	—
Plan participants’ contributions	—	—	5	4
Benefits paid	(178)	(156)	(11)	(8)
Administrative expenses paid from pension trust	(6)	(6)	—	—
Settlement loss	(127)	—	—	—
Fair value of plan assets, end of year	$2,885	$3,288	$155	$164

Funded status at end of year [4,5]	$417	$378	$104	$106
Funded status at end of year (%)	117%	113%

Accumulated benefit obligation	$2,468	$2,910

Discount rate	4.27%	3.62%	3.96%	3.29%
1 Employer contributions represent the benefits that were paid to nonqualified plan participants. Unfunded nonqualified supplemental pension plans are not funded through plan assets.
2 Includes $68 million and $78 million of benefit obligations for the unfunded nonqualified supplemental pension plans at December 31, 2018 and 2017, respectively.
3 The Company contributed less than $1 million to the other postretirement benefits plans during both 2018 and 2017.
4 Pension benefits included assets of $485 million and $456 million, and liabilities of $68 million and $78 million, at December 31, 2018 and 2017, respectively, recorded in Other assets in the Consolidated Balance Sheets.
5 Other postretirement benefits included assets of $104 million and $106 million at December 31, 2018 and 2017, respectively, recorded in Other assets in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements, continued

Net Periodic Benefit
Components of net periodic benefit related to the Company's pension and other postretirement benefits plans for the years ended December 31 are presented in the following table and are recognized in Employee benefits in the Consolidated Statements of Income:

	Pension Benefits [1]			Other Postretirement Benefits
(Dollars in millions)	2018	2017	2016	2018		2017		2016
Service cost	$6	$5	$5	$—		$—		$—
Interest cost	91	95	97	1		1		2
Expected return on plan assets	(187)	(195)	(186)	(5)		(5)		(5)
Amortization of prior service credit	—	—	—	(6)		(6)		(6)
Amortization of actuarial loss	22	25	25	—		—		—
Deferred losses related to NCF Retirement Plan settlement	60	—	—	—		—		—
Other	—	—	—	—		9		—
Net periodic benefit	($8)	($70)	($59)	($10)		($1)		($9)

Weighted average assumptions used to determine net periodic benefit:
Discount rate	3.62%	4.18%	4.44%	3.29%		3.70%		3.95%
Expected return on plan assets	5.90	6.66	6.68	3.10		3.12		3.13
Interest crediting rate	3.00	3.11	3.00	N/A	[2]	N/A	[2]	N/A	[2]
1 Administrative fees are recognized in service cost for each of the periods presented.
2 Other postretirement benefits plans do not include any plans with promised interest crediting rates; thus the weighted-average interest crediting rate assumption is not applicable ("N/A") for other postretirement benefit plans for all periods presented.

Amounts Recognized in AOCI
Components of the benefit obligations AOCI balance at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2018	2017	2018	2017
Prior service credit	$—	$—	($52)	($58)
Net actuarial loss/(gain)	978	1,001	(17)	(22)
Total AOCI, pre-tax	$978	$1,001	($69)	($80)

Other changes in plan assets and benefit obligations recognized in AOCI during 2018 were as follows:

(Dollars in millions)	Pension Benefits	Other Postretirement Benefits
Current year actuarial loss	$59	$5
Amortization of prior service credit	—	6
Amortization of actuarial loss	(22)	—
Deferred losses related to NCF Retirement Plan settlement	(60)	—
Total recognized in AOCI, pre-tax	($23)	$11
Total recognized in net periodic (benefit)/loss and AOCI, pre-tax	($31)	$1

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
Actuarial gains and losses are created when actual experience deviates from assumptions. The actuarial losses/(gains) during 2018 and 2017 for the pension plans resulted primarily from asset experience, partially offset by losses due to the decrease in discount rates.
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

Notes to Consolidated Financial Statements, continued

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
The basis for determining the overall expected long-term rate of return on plan assets considers past experience, current market conditions, and expectations on future trends. A building block approach is used that considers long-term inflation, real returns, equity risk premiums, target asset allocations, market corrections, and expenses. Capital market simulations, survey data, economic forecasts, and actuarial judgment are all used in this process. The expected long-term rate of return for pension benefits is 5.25% for 2019, compared to 5.90% for 2018.
The investment strategy for the other postretirement benefit plans is maintained separately from the strategy for the pension plans. The Company’s investment strategy is to create a series of investment returns sufficient to provide a commensurate amount of long-term principal and income growth in order to satisfy the other postretirement benefit plan's obligations. Assets are diversified among equity funds and fixed income investments according to the mix approved by the SBFC. Due to other postretirement benefits having a shorter time horizon, a lower equity profile is appropriate. The expected long-term rate of return for other postretirement benefits is 3.27% for 2019, compared to 3.10% for 2018.

Plan Assets Measured at Fair Value
The following tables present combined pension and other postretirement benefit plan assets measured at fair value. See Note 20, "Fair Value Election and Measurement," for level definitions within the fair value hierarchy.

		Fair Value Measurements at December 31, 2018 [1]
(Dollars in millions)	Total	Level 1	Level 2	Level 3
Money market funds [2]	$112	$112	$—	$—
Equity securities	382	382	—	—
Mutual funds [3]:
Equity index fund	46	46	—	—
Tax exempt municipal bond funds	86	86	—	—
Taxable fixed income index funds	12	12	—	—
Derivatives, net of collateral	2	—	2	—
Fixed income securities	2,377	333	2,044	—
Total plan assets	$3,017	$971	$2,046	$—
1 Fair value measurements do not include pension benefits accrued income amounting to less than 0.9% of total plan assets.
2 Includes $11 million for other postretirement benefit plans.
3 Relates exclusively to other postretirement benefit plans.

		Fair Value Measurements at December 31, 2017 [1]
(Dollars in millions)	Total	Level 1	Level 2	Level 3
Money market funds [2]	$138	$138	$—	$—
Equity securities	936	936	—	—
Mutual funds [3]:
Equity index fund	56	56	—	—
Tax exempt municipal bond funds	85	85	—	—
Taxable fixed income index funds	12	12	—	—
Derivatives, net of collateral	(5)	(5)	—	—
Fixed income securities	2,201	512	1,689	—
Other assets	9	9	—	—
Total plan assets	$3,432	$1,743	$1,689	$—
1 Fair value measurements do not include pension benefits accrued income amounting to less than 0.7% of total plan assets.
2 Includes $11 million for other postretirement benefit plans.
3 Relates exclusively to other postretirement benefit plans.

Notes to Consolidated Financial Statements, continued

Target allocations for pension and other postretirement benefits at December 31, by asset category, are presented below:

	Pension Benefits			Other Postretirement Benefits
	2018 Target Allocation	% of plan assets		2018 Target Allocation	% of plan assets
		2018	2017		2018	2017
Cash equivalents	0-10%	4%	4%	5-15%	7%	7%
Equity securities	0-25	13	29	20-40	30	34
Debt securities	75-100	83	67	50-70	63	59
Total		100%	100%		100%	100%

The Company sets pension asset values equal to their market value, reflecting gains and losses immediately rather than deferring over a period of years, which provides a more realistic economic measure of the plan’s funded status and cost. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. At December 31, 2018, the Company assumed that pre-65 retiree healthcare costs will increase at an initial rate of 7.25% per year. The Company expects this annual cost increase to decrease over

a 7 year period to 4.50% per year. Assumed discount rates and expected returns on plan assets affect the amounts of net periodic benefit. A 25 basis point increase/decrease in the expected long-term return on plan assets would increase/decrease the net periodic benefit by $8 million for pension and other postretirement benefits plans. A 25 basis point increase/decrease in the discount rate would change the net periodic benefit by $1 million for pension and other postretirement benefits plans.
Expected Cash Flows
Expected cash flows for the pension and other postretirement benefit plans are presented in the following table:

(Dollars in millions)	Pension Benefits [1]	Other Postretirement Benefits (excluding Medicare Subsidy) [2]
Employer Contributions:
2019 (expected) to plan trusts	$—	$—
2019 (expected) to plan participants [3]	7	—

Expected Benefit Payments:
2019	175	6
2020	161	6
2021	161	6
2022	159	5
2023	159	4
2024 - 2028	773	16
1 Based on the funding status and ERISA limitations, the Company anticipates contributions to the Retirement Plan will not be required during 2019.
2 Expected payments under other postretirement benefit plans are shown net of participant contributions.
3 The expected benefit payments for the SERP will be paid directly from the Company's corporate assets.

Defined Contribution Plans
SunTrust's employee benefit program includes a qualified defined contribution plan. For years ended December 31, 2018, 2017, and 2016, the 401(k) plan provided a dollar-for-dollar match on the first 6% of eligible pay that a participant, including executive participants, elected to defer.
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
The Company's 401(k) expense, including any discretionary contributions, was $112 million, $130 million, and $105 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Notes to Consolidated Financial Statements, continued

NOTE 18 – GUARANTEES
The Company has undertaken certain guarantee obligations in the ordinary course of business. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform and make future payments should certain triggering events occur. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or through provision of the Company’s services. The following is a discussion of the guarantees that the Company has issued at December 31, 2018. The Company has also entered into certain contracts that are similar to guarantees, but that are accounted for as derivative instruments as discussed in Note 19, “Derivative Financial Instruments.”

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
At December 31, 2018 and 2017, the maximum potential exposure to loss related to the Company’s issued letters of credit was $2.9 billion and $2.6 billion, respectively. The Company’s outstanding letters of credit generally have a term of more than one year. Some standby letters of credit are designed to be drawn upon in the normal course of business and others are drawn upon only in circumstances of dispute or default in the underlying transaction to which the Company is not a party. In all cases, the Company is entitled to reimbursement from the client. If a letter of credit is drawn upon and reimbursement is not provided by the client, the Company may take possession of the collateral securing the letter of credit, where applicable.
The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with its credit policies. Consistent with the methodologies used for all commercial borrowers, an internal assessment of the PD and loss severity in the event of default is performed. The Company’s credit risk management for letters of credit leverages the risk rating process to focus greater visibility on higher risk and higher dollar letters of credit. The allowance associated with letters of credit is a component of the unfunded commitments reserve recorded in Other liabilities on the Consolidated Balance Sheets and is included in the allowance for credit losses as disclosed in Note 8, “Allowance for Credit Losses.” Additionally, unearned fees relating to letters of credit are recorded in Other liabilities on the Consolidated Balance Sheets. The net carrying amount of unearned fees was immaterial at both December 31, 2018 and 2017.

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
The following table summarizes the changes in the Company’s reserve for residential mortgage loan repurchases:

	Year Ended December 31
(Dollars in millions)	2018	2017	2016
Balance, beginning of period	$39	$40	$57
Repurchase (benefit)/provision	(9)	—	(17)
Charge-offs, net of recoveries	(4)	(1)	—
Balance, end of period	$26	$39	$40

A significant degree of judgment is used to estimate the mortgage repurchase liability as the estimation process is inherently uncertain and subject to imprecision. The Company believes that its reserve appropriately estimates incurred losses based on its current analysis and assumptions. While the mortgage repurchase reserve includes the estimated cost of settling claims related to required repurchases, the Company’s estimate of losses depends on its assumptions regarding GSE and other counterparty behavior, loan performance, home prices, and other factors. The liability is recorded in Other liabilities on the Consolidated Balance Sheets, and the related repurchase (benefit)/provision is recognized in Mortgage related income in the Consolidated Statements of Income. See Note 21, “Contingencies,” for additional information on current legal matters related to loan sales.

Notes to Consolidated Financial Statements, continued

The following table summarizes the carrying value of the Company’s outstanding repurchased residential mortgage loans:

(Dollars in millions)	December 31, 2018	December 31, 2017
Outstanding repurchased residential mortgage loans:
Performing LHFI	$183	$203
Nonperforming LHFI	16	16
Total carrying value of outstanding repurchased residential mortgages	$199	$219

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
Commercial Mortgage Loan Loss Share Guarantee
In connection with the acquisition of Pillar, the Company assumed a loss share obligation associated with the terms of a master loss sharing agreement with Fannie Mae for multi-family commercial mortgage loans that were sold by Pillar to Fannie Mae under Fannie Mae’s delegated underwriting and servicing program. Upon the acquisition of Pillar, the Company entered into a lender contract amendment with Fannie Mae for multi-family commercial mortgage loans that Pillar sold to Fannie Mae prior to acquisition and that the Company sold to Fannie Mae subsequent to acquisition, whereby the Company bears a risk of loss of up to one-third of the incurred losses resulting from borrower defaults. The breach of any representation or warranty related to a loan sold to Fannie Mae could increase the Company’s level of risk-sharing associated with the loan. The outstanding UPB of loans sold subject to the loss share guarantee was $3.5 billion and $3.4 billion at December 31, 2018 and 2017, respectively. The maximum potential exposure to loss was $1.0 billion and $962 million at December 31, 2018 and 2017, respectively. Using probability of default and severity of loss estimates, the Company’s loss share liability was $5 million and $11 million at December 31, 2018 and 2017, respectively, and is recorded in Other liabilities on the Consolidated Balance Sheets.
Visa
The Company executes credit and debit transactions through Visa and Mastercard. The Company is a defendant, along with Visa and Mastercard (the “Card Associations”), as well as other banks, in one of several antitrust lawsuits challenging the practices of the Card Associations (the “Litigation”). The Company entered into judgment and loss sharing agreements with Visa and certain other banks in order to apportion financial responsibilities arising from any potential adverse judgment or negotiated settlements related to the Litigation. Additionally, in connection with Visa’s restructuring in 2007, shares of Visa common stock were issued to its financial institution members and the Company received its proportionate number of shares of Visa Inc. common stock, which were subsequently converted to Class B shares of Visa Inc. upon completion of Visa’s IPO in 2008. A provision of the original Visa By-Laws, which was restated in Visa’s certificate of incorporation, contains a general indemnification provision between a Visa member and Visa that explicitly provides that each member’s indemnification obligation is limited to losses arising from its own conduct and the specifically defined Litigation. While the district court approved a class action settlement of the Litigation in 2012 that settled the claims of both a damages class and an injunctive relief class, the U.S. Court of Appeals for the Second Circuit reversed the district court’s approval of the settlement on June 30, 2016. The U.S. Supreme Court denied plaintiffs’ petition for certiorari on March 27, 2017, and the case returned to the district court for further action. Since being remanded to the district court, plaintiffs have pursued two separate class actions—one class action seeking damages that names, among others, the Company as a defendant, and one class action seeking injunctive relief that does not name the Company as a defendant, but for which the Company could bear some responsibility under the judgment and loss sharing agreement described above. An agreement to resolve the claims was reached and the settlement was preliminarily approved by the district court on January 24, 2019.
Agreements associated with Visa’s IPO have provisions that Visa will fund a litigation escrow account, established for the purpose of funding judgments in, or settlements of, the Litigation. If the escrow account is insufficient to cover the Litigation losses, then Visa will issue additional Class A shares (“loss shares”). The proceeds from the sale of the loss shares would then be deposited in the escrow account. The issuance of the loss shares will cause a dilution of Visa’s Class B shares as a result of an adjustment to lower the conversion factor of the Class B shares to Class A shares. Visa U.S.A.’s members are responsible for any portion of the settlement or loss on the Litigation after the escrow account is depleted and the value of the Class B shares is fully diluted.
In May 2009, the Company sold its 3.2 million Class B shares to the Visa Counterparty and entered into a derivative with the Visa Counterparty. Under the derivative, the Visa Counterparty is compensated by the Company for any decline in the conversion factor as a result of the outcome of the Litigation. Conversely, the Company is compensated by the Visa Counterparty for any increase in the conversion factor. The amount of payments made or received under the derivative is a function of the 3.2 million shares sold to the Visa Counterparty, the change in conversion rate, and Visa’s share price. The Visa Counterparty, as a result of its ownership of the Class B shares, is impacted by dilutive adjustments to the conversion factor of the Class B shares caused by the Litigation losses. Additionally, the Company will make periodic payments based on the notional of the derivative and a fixed rate until the date on which the Litigation is settled. The fair value of the derivative is estimated based on unobservable inputs consisting of management’s estimate of the probability of certain litigation scenarios and the timing of the resolution of the Litigation due in large part to the aforementioned decision by the U.S. Court of Appeals for the Second Circuit. The fair value of the derivative liability was $7 million and $15 million at December 31, 2018 and 2017, respectively. The fair value of the derivative is estimated based on the Company’s expectations regarding the resolution of the Litigation. The ultimate impact to the Company could be significantly different based on the Litigation outcome.

Notes to Consolidated Financial Statements, continued

Public Deposits
The Company holds public deposits from various states in which it does business. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance and may also require a cross-guarantee among all banks holding public deposits of the individual state. The amount of collateral required varies by state and may also vary by bank within each state, depending on the individual state’s risk assessment of each participating bank. Certain states in which the Company holds public deposits use a pooled collateral method, whereby in the event of default of a bank holding public deposits, the collateral of the defaulting bank is liquidated to the extent necessary to recover the loss of public deposits of the defaulting bank. To the extent the collateral is insufficient, the remaining public deposit balances of the defaulting bank are recovered through an assessment of the other banks holding public deposits in that state. The maximum potential amount of future payments the Company could be required to make is dependent on a variety of factors, including the amount of public funds held by banks in the states in which the Company also holds public deposits and the amount of collateral coverage associated with any defaulting bank. Individual states appear to be monitoring this risk and evaluating collateral requirements; therefore, the likelihood that the Company would have to perform under this guarantee is dependent on whether any banks holding public funds default as well as the adequacy of collateral coverage.

Other
In the normal course of business, the Company enters into indemnification agreements and provides standard representations and warranties in connection with numerous transactions. These transactions include those arising from securitization activities, underwriting agreements, merger and acquisition agreements, swap clearing agreements, loan sales, contractual commitments, payment processing, sponsorship agreements, and various other business transactions or arrangements. The extent of the Company’s obligations under these indemnification agreements depends upon the occurrence of future events; therefore, the Company's potential future liability under these arrangements is not determinable. STIS and STRH, broker-dealer affiliates of the Company, use a common third party clearing broker to clear and execute their customers’ securities transactions and to hold customer accounts. Under their respective agreements, STIS and STRH agree to indemnify the clearing broker for losses that result from a customer’s failure to fulfill its contractual obligations. As the clearing broker’s rights to charge STIS and STRH have no maximum amount, the Company believes that the maximum potential obligation cannot be estimated. However, to mitigate exposure, the affiliate may seek recourse from the customer through cash or securities held in the defaulting customer's account. For the years ended December 31, 2018, 2017, and 2016, STIS and STRH experienced minimal net losses as a result of the indemnity. The clearing agreements expire in May 2020 for both STIS and STRH.

Notes to Consolidated Financial Statements, continued

NOTE 19 - DERIVATIVE FINANCIAL INSTRUMENTS
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
When the Company has more than one outstanding derivative transaction with a single counterparty, and there exists a legal right of offset with that counterparty, the Company considers its exposure to the counterparty to be the net fair value of its derivative positions with that counterparty. If the net fair value is positive, then the corresponding asset value also reflects cash collateral held. At December 31, 2018, the economic exposure of these net derivative asset positions was $541 million, reflecting $891 million of net derivative gains, adjusted for cash and other collateral of $350 million that the Company held in relation to these positions. At December 31, 2017, the economic exposure of net derivative asset positions was $541 million, reflecting $940 million of net derivative gains, adjusted for cash and other collateral held of $399 million.
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
For purposes of estimating the Company’s own credit risk on derivative liability positions, the DVA, the Company uses probabilities of default from observable, sector/rating based CDS data. The net fair value of the Company's derivative contracts was adjusted by an immaterial amount for estimates of counterparty credit risk and its own credit risk during each of the years ended December 31, 2018 and 2017. For additional information on the Company's fair value measurements, see Note 20, "Fair Value Election and Measurement."
Currently, the industry standard master netting agreements governing the majority of the Company's derivative transactions with counterparties contain bilateral events of default and acceleration provisions related to the creditworthiness of the Bank and the counterparty. Should the Bank be in default under any of these provisions, the Bank’s counterparties would be

Notes to Consolidated Financial Statements, continued

permitted to close out transactions with the Bank on a net basis, at amounts that would approximate the fair values of the derivatives, resulting in a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. Additionally, certain of the Company’s derivative liability positions, totaling $589 million and $1.1 billion in fair value at December 31, 2018 and 2017, respectively, contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an ATE that permits the counterparties to close-out net and apply collateral or, where a CSA is present, require the Bank to post additional collateral.
At December 31, 2018, the Bank held senior long-term debt credit ratings of Baal/A-/A- from Moody’s, S&P, and Fitch, respectively. At December 31, 2018, ATEs have been triggered for less than $1 million in fair value liabilities. The maximum additional liability that could be triggered from ATEs was approximately $10 million at December 31, 2018. At December 31, 2018, $580 million in fair value of derivative liabilities were subject to CSAs, against which the Bank has posted $536 million in collateral, primarily in the form of cash.

Pursuant to the terms of the CSA, the Bank would be required to post additional collateral of approximately $1 million against these contracts if the Bank were downgraded to Baa2/BBB+. Further downgrades to Baa3/BBB and Ba1/BBB- would require the Bank to post an additional $6 million and $10 million of collateral, respectively. Any downgrades below Ba2/BB+ do not contain predetermined collateral posting levels.
Notional and Fair Value of Derivative Positions
The following table presents the Company’s derivative positions at December 31, 2018 and 2017. The notional amounts in the table are presented on a gross basis at December 31, 2018 and 2017. Gross positive and gross negative fair value amounts associated with respective notional amounts are presented without consideration of any netting agreements, including collateral arrangements. Net fair value derivative amounts are adjusted on an aggregate basis, where applicable, to take into consideration the effects of legally enforceable master netting agreements, including any cash collateral received or paid, and are recognized in Trading assets and derivative instruments or Trading liabilities and derivative instruments on the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements, continued

	December 31, 2018			December 31, 2017
		Fair Value			Fair Value
(Dollars in millions)	Notional Amounts	Asset Derivatives	Liability Derivatives	Notional Amounts	Asset Derivatives	Liability Derivatives
Derivative instruments designated in hedging relationships
Cash flow hedges: [1]
Interest rate contracts hedging floating rate LHFI	$10,500	$1	$2	$14,200	$2	$252
Subtotal	10,500	1	2	14,200	2	252
Fair value hedges: [2]
Interest rate contracts hedging fixed rate debt	9,550	1	1	5,920	1	58
Interest rate contracts hedging brokered time deposits	59	—	—	60	—	—
Subtotal	9,609	1	1	5,980	1	58

Derivative instruments not designated as hedging instruments [3]
Interest rate contracts hedging:
Residential MSRs [4]	28,011	54	10	42,021	119	119
LHFS, IRLCs [5]	4,891	18	38	7,590	9	6
LHFI	159	—	—	175	2	2
Trading activity [6]	127,286	771	687	126,366	1,066	946
Foreign exchange rate contracts hedging loans and trading activity	9,824	129	119	7,058	110	102
Credit contracts hedging:
LHFI	830	—	14	515	—	11
Trading activity [7]	4,058	97	95	3,454	15	12
Equity contracts hedging trading activity [6]	34,471	1,447	1,644	38,907	2,499	2,857
Other contracts:
IRLCs and other [8]	1,393	20	15	2,017	18	16
Commodity derivatives	2,020	93	91	1,422	63	61
Subtotal	212,943	2,629	2,713	229,525	3,901	4,132

Total derivative instruments	$233,052	$2,631	$2,716	$249,705	$3,904	$4,442

Total gross derivative instruments (before netting)		$2,631	$2,716		$3,904	$4,442
Less: Legally enforceable master netting agreements		(1,654)	(1,654)		(2,731)	(2,731)
Less: Cash collateral received/paid		(338)	(652)		(371)	(1,303)
Total derivative instruments (after netting)		$639	$410		$802	$408

[1]	See “Cash Flow Hedging” in this Note for further discussion.

[2]	See “Fair Value Hedging” in this Note for further discussion.

[3]	See “Economic Hedging Instruments and Trading Activities” in this Note for further discussion.

[4]
Notional amounts include $921 million and $16.6 billion related to interest rate futures at December 31, 2018 and 2017, respectively. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.

[5]
Notional amounts include $116 million and $190 million related to interest rate futures at December 31, 2018 and 2017, respectively. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.

[6]
Notional amounts include $1.2 billion and $9.8 billion related to interest rate futures at December 31, 2018 and 2017, and $136 million and $1.2 billion related to equity futures at December 31, 2018 and 2017, respectively. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table. Notional amounts also include amounts related to interest rate swaps hedging fixed rate debt.

[7]
Notional amounts include $6 million and $4 million from purchased credit risk participation agreements at December 31, 2018 and December 31, 2017, and $33 million and $11 million from written credit risk participation agreements at December 31, 2018 and December 31, 2017, respectively. These notional amounts are calculated as the notional of the derivative participated adjusted by the relevant RWA conversion factor.

[8]
Notional amounts include $41 million and $49 million related to the Visa derivative liability at December 31, 2018 and December 31, 2017, respectively. See Note 18, "Guarantees" for additional information.

Notes to Consolidated Financial Statements, continued

Netting of Derivative Instruments
The Company has various financial assets and financial liabilities that are subject to enforceable master netting agreements or similar agreements. The Company's securities borrowed or purchased under agreements to resell, and securities sold under agreements to repurchase, that are subject to enforceable master netting agreements or similar agreements, are discussed in Note 4, "Federal Funds Sold and Securities Financing Activities." The Company enters into ISDA or other legally enforceable industry standard master netting agreements with derivative counterparties. Under the terms of the master netting agreements, all transactions between the Company and the counterparty constitute a single business relationship such that in the event of default, the nondefaulting party is entitled to set off claims and apply property held by that party in respect of any transaction against obligations owed.

The following tables present total gross derivative instrument assets and liabilities at December 31, 2018 and 2017, which are adjusted to reflect the effects of legally enforceable master netting agreements and cash collateral received or paid when calculating the net amount reported in the Consolidated Balance Sheets. Also included in the tables are financial instrument collateral related to legally enforceable master netting agreements that represents securities collateral received or pledged and customer cash collateral held at third party custodians. These amounts are not offset on the Consolidated Balance Sheets but are shown as a reduction to total derivative instrument assets and liabilities to derive net derivative assets and liabilities. These amounts are limited to the derivative asset/liability balance, and accordingly, do not include excess collateral received/pledged.

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
December 31, 2018
Derivative instrument assets:
Derivatives subject to master netting arrangement or similar arrangement	$2,425	$1,873	$552		$12	$540
Derivatives not subject to master netting arrangement or similar arrangement	20	—	20		—	20
Exchange traded derivatives	186	119	67		—	67
Total derivative instrument assets	$2,631	$1,992	$639	[1]	$12	$627

Derivative instrument liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$2,521	$2,187	$334		$14	$320
Derivatives not subject to master netting arrangement or similar arrangement	76	—	76		—	76
Exchange traded derivatives	119	119	—		—	—
Total derivative instrument liabilities	$2,716	$2,306	$410	[2]	$14	$396

December 31, 2017
Derivative instrument assets:
Derivatives subject to master netting arrangement or similar arrangement	$3,491	$2,923	$568		$28	$540
Derivatives not subject to master netting arrangement or similar arrangement	18	—	18		—	18
Exchange traded derivatives	395	179	216		—	216
Total derivative instrument assets	$3,904	$3,102	$802	[1]	$28	$774

Derivative instrument liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$4,128	$3,855	$273		$27	$246
Derivatives not subject to master netting arrangement or similar arrangement	130	—	130		—	130
Exchange traded derivatives	184	179	5		—	5
Total derivative instrument liabilities	$4,442	$4,034	$408	[2]	$27	$381
1 At December 31, 2018, $639 million, net of $338 million offsetting cash collateral, is recognized in Trading assets and derivative instruments within the Company's Consolidated Balance Sheets. At December 31, 2017, $802 million, net of $371 million offsetting cash collateral, is recognized in Trading assets and derivative instruments within the Company's Consolidated Balance Sheets.
2 At December 31, 2018, $410 million, net of $652 million offsetting cash collateral, is recognized in Trading liabilities and derivative instruments within the Company's Consolidated Balance Sheets. At December 31, 2017, $408 million, net of $1.3 billion offsetting cash collateral, is recognized in Trading liabilities and derivative instruments within the Company's Consolidated Balance Sheets.

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

The Company enters into interest rate swaps designated as cash flow hedging instruments to hedge its exposure to benchmark interest rate risk associated with floating rate loans. For the years ended December 31, 2018, 2017, and 2016, the amount of pre-tax loss recognized in OCI on derivative instruments was $161 million, $54 million, and $145 million, respectively. At December 31, 2018, the maturities for hedges of floating rate loans ranged from less than one year to five years, with the weighted average being 2.5 years. At December 31, 2017, the maturities for hedges of floating rate loans ranged from less than one year to five years, with the weighted average being 3.6 years. These hedges have been highly effective in offsetting the designated risks. At December 31, 2018, $178 million of deferred net pre-tax losses on derivative instruments designated as cash flow hedges on floating rate loans recognized in AOCI are expected to be reclassified into net interest income during the next twelve months. The amount to be reclassified into income incorporates the impact from both active and terminated cash flow hedges, including the net interest income earned on the active hedges, assuming no changes in LIBOR. The Company may choose to terminate or de-designate a hedging relationship due to a change in the risk management objective for that specific hedge item, which may arise in conjunction with an overall balance sheet management strategy.

Notes to Consolidated Financial Statements, continued

Pursuant to the adoption of ASU 2017-12, the following table presents gains and losses on derivatives in fair value and cash flow hedging relationships by contract type and by income statement line item for the year ended December 31, 2018. For the years ended December 31, 2017 and 2016, the amounts presented below were not conformed to the new hedge accounting guidance. The table does not disclose the financial impact of the activities that these derivative instruments are intended to hedge.

	Net Interest Income					Noninterest Income
(Dollars in millions)	Interest and fees on LHFI		Interest on Long-term Debt		Interest on Deposits	Trading Income	Total
Year Ended December 31, 2018
Interest income/(expense), including the effects of fair value and cash flow hedges	$6,058		($375)		($711)	$161	$5,133

(Loss)/gain on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—		($1)		$—	$—	($1)
Recognized on derivatives	—		(24)		—	—	(24)
Recognized on hedged items	—		11	[1]	—	—	11
Net expense recognized on fair value hedges	$—		($14)		$—	$—	($14)

Loss on cash flow hedging relationships:
Interest rate contracts:
Amount of pre-tax loss reclassified from AOCI into income	($72)	[2]	$—		$—	$—	($72)
Net expense recognized on cash flow hedges	($72)		$—		$—	$—	($72)

Year Ended December 31, 2017
Interest income/(expense), including the effects of fair value and cash flow hedges	$5,385		($288)		($404)	$189	$4,882

Gain/(loss) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—		$15		$—	$—	$15
Recognized on derivatives	—		—		—	(38)	(38)
Recognized on hedged items	—		—		—	40	40
Net income recognized on fair value hedges	$—		$15		$—	$2	$17

Gain on cash flow hedging relationships:
Interest rate contracts:
Amount of pre-tax gain reclassified from AOCI into income	$89	[2]	$—		$—	$—	$89
Net income recognized on cash flow hedges	$89		$—		$—	$—	$89

Year Ended December 31, 2016
Interest income/(expense), including the effects of fair value and cash flow hedges	$4,939		($260)		($259)	$211	$4,631

Gain/(loss) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—		$17		$—	$—	$17
Recognized on derivatives	—		—		—	(87)	(87)
Recognized on hedged items	—		—		—	89	89
Net income recognized on fair value hedges	$—		$17		$—	$2	$19

Gain on cash flow hedging relationships:
Interest rate contracts:
Amount of pre-tax gain reclassified from AOCI into income	$244	[2]	$—		$—	$—	$244
Net income recognized on cash flow hedges	$244		$—		$—	$—	$244
1 Includes amortization from de-designated fair value hedging relationships.
2 These amounts include pre-tax gains/(losses) related to cash flow hedging relationships that have been terminated and were reclassified into earnings consistent with the pattern of net cash flows expected to be recognized.

Notes to Consolidated Financial Statements, continued

The following table presents the carrying amount of hedged liabilities on the Consolidated Balance Sheets in fair value hedging relationships and the associated cumulative basis adjustment related to the application of hedge accounting:

		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Liabilities
(Dollars in millions)	Carrying Amount of Hedged Liabilities	Hedged Items Currently Designated	Hedged Items No Longer Designated
December 31, 2018
Long-term debt	$8,411	($10)	($120)
Brokered time deposits	29	—	—

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

The impacts of derivative instruments used for economic hedging or trading purposes on the Consolidated Statements of Income are presented in the following table:

	Classification of (Loss)/Gain Recognized in Income on Derivatives	Amount of (Loss)/Gain Recognized in Income on Derivatives During the Year Ended December 31
(Dollars in millions)		2018	2017	2016
Derivative instruments not designated as hedging instruments:
Interest rate contracts hedging:
Residential MSRs	Mortgage related income	($110)	$35	$45
LHFS, IRLCs	Mortgage related income	45	(54)	(6)
LHFI	Other noninterest income	1	—	(1)
Trading activity	Trading income	69	42	51
Foreign exchange rate contracts hedging loans and trading activity	Trading income	48	(37)	101
Credit contracts hedging:
LHFI	Other noninterest income	—	(4)	(3)
Trading activity	Trading income	22	26	19
Equity contracts hedging trading activity	Trading income	(12)	—	4
Other contracts:
IRLCs and other	Mortgage related income, Commercial real estate related income	63	185	210
Commodity derivatives	Trading income	1	1	3
Total		$127	$194	$423

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
At December 31, 2018, there were no purchased CDS contracts designated as trading instruments. At December 31, 2017, the gross notional amount of purchased CDS contracts designated as trading instruments was $5 million. The fair value of purchased CDS was immaterial at December 31, 2017.
The Company has also entered into TRS contracts on loans. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same amount on the matched TRS. To mitigate its credit risk, the Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral if the fair value of the underlying reference assets deteriorates. There were $2.0 billion and $1.7 billion of outstanding TRS notional balances at December 31, 2018 and 2017, respectively. The fair values of these TRS assets and liabilities at December 31, 2018 were $97 million and $94 million, respectively, and related cash collateral held at December 31, 2018 was $601 million. The fair values of the TRS assets and liabilities at December 31, 2017 were $15 million and $13 million, respectively, and related cash collateral held at December 31, 2017 was $368 million. For additional information on the Company's TRS contracts, see Note 12,

"Certain Transfers of Financial Assets and Variable Interest Entities," as well as Note 20, "Fair Value Election and Measurement."
The Company writes risk participations, which are credit derivatives, whereby the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on a derivative, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative. The Company manages its payment risk on its risk participations by monitoring the creditworthiness of the obligors, which are all corporations or partnerships, through the normal credit review process that the Company would have performed had it entered into a derivative directly with the obligors. To date, no material losses have been incurred related to the Company’s written risk participations. At December 31, 2018, the remaining terms on these risk participations generally ranged from less than one year to 10 years, with a weighted average term on the maximum estimated exposure of 5.9 years. At December 31, 2017, the remaining terms on these risk participations generally ranged from less than one year to nine years, with a weighted average term on the maximum estimated exposure of 5.5 years. The Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $217 million and $55 million at December 31, 2018 and 2017, respectively. The fair values of the written risk participations were immaterial at both December 31, 2018 and 2017.

Notes to Consolidated Financial Statements, continued

NOTE 20 - FAIR VALUE ELECTION AND MEASUREMENT
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
Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The Company’s recurring fair value measurements are based on either a requirement to measure such assets and liabilities at fair value or on the Company’s election to measure certain financial assets and liabilities at fair value. Assets and liabilities that are required to be measured at fair value on a recurring basis include trading securities, derivative instruments, securities AFS, and certain other equity securities. Assets and liabilities that the Company has elected to measure at fair value on a recurring basis include trading loans, certain LHFS and LHFI, residential MSRs, brokered time deposits, and certain structured notes and fixed rate issuances included in long-term debt.
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

	December 31, 2018
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments [1]	Assets/Liabilities at Fair Value
Assets
Trading assets and derivative instruments:
U.S. Treasury securities	$262	$—	$—	$—	$262
Federal agency securities	—	188	—	—	188
U.S. states and political subdivisions	—	54	—	—	54
MBS - agency	—	860	—	—	860
Corporate and other debt securities	—	700	—	—	700
CP	—	190	—	—	190
Equity securities	73	—	—	—	73
Derivative instruments	186	2,425	20	(1,992)	639
Trading loans	—	2,540	—	—	2,540
Total trading assets and derivative instruments	521	6,957	20	(1,992)	5,506

Securities AFS:
U.S. Treasury securities	4,211	—	—	—	4,211
Federal agency securities	—	221	—	—	221
U.S. states and political subdivisions	—	589	—	—	589
MBS - agency residential	—	22,864	—	—	22,864
MBS - agency commercial	—	2,627	—	—	2,627
MBS - non-agency commercial	—	916	—	—	916
Corporate and other debt securities	—	14	—	—	14
Total securities AFS [2]	4,211	27,231	—	—	31,442

LHFS	—	1,178	—	—	1,178
LHFI	—	—	163	—	163
Residential MSRs	—	—	1,983	—	1,983
Other assets [2]	95	—	—	—	95

Liabilities
Trading liabilities and derivative instruments:
U.S. Treasury securities	801	—	—	—	801
MBS - agency	—	3	—	—	3
Corporate and other debt securities	—	385	—	—	385
Equity securities	5	—	—	—	5
Derivative instruments	119	2,590	7	(2,306)	410
Total trading liabilities and derivative instruments	925	2,978	7	(2,306)	1,604

Brokered time deposits	—	403	—	—	403
Long-term debt	—	289	—	—	289

1 Amounts represent offsetting cash collateral received from, and paid to, the same derivative counterparties, and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists. See Note 19, “Derivative Financial Instruments,” for additional information.
2 Beginning January 1, 2018, the Company reclassified equity securities previously presented in Securities AFS to Other assets on the Consolidated Balance Sheets. Prior periods have been revised to conform to the current presentation for comparability. See Note 11, “Other Assets,” for additional information.

Notes to Consolidated Financial Statements, continued

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

1 Amounts represent offsetting cash collateral received from, and paid to, the same derivative counterparties, and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists. See Note 19, “Derivative Financial Instruments,” for additional information.
2 Beginning January 1, 2018, the Company reclassified equity securities previously presented in Securities AFS to Other assets on the Consolidated Balance Sheets. Prior periods have been revised to conform to the current presentation for comparability. See Note 11, “Other Assets,” for additional information.

Notes to Consolidated Financial Statements, continued

The following tables present the difference between fair value and the aggregate UPB for which the FVO has been elected for certain trading loans, LHFS, LHFI, brokered time deposits, and long-term debt instruments.

(Dollars in millions)	Fair Value at December 31, 2018	Aggregate UPB at December 31, 2018	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,540	$2,526	$14
LHFS:
Accruing	1,178	1,128	50
LHFI:
Accruing	158	163	(5)
Nonaccrual	5	6	(1)
Liabilities:
Brokered time deposits	403	403	—
Long-term debt	289	286	3

(Dollars in millions)	Fair Value at December 31, 2017	Aggregate UPB at December 31, 2017	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,149	$2,111	$38
LHFS:
Accruing	1,576	1,533	43
Past due 90 days or more	1	1	—
LHFI:
Accruing	192	198	(6)
Nonaccrual	4	6	(2)
Liabilities:
Brokered time deposits	236	233	3
Long-term debt	530	517	13

Notes to Consolidated Financial Statements, continued

The following tables present the changes in fair value of financial instruments for which the FVO has been elected. The tables do not reflect the change in fair value attributable to related economic hedges that the Company uses to mitigate market-related risks associated with the financial instruments. Generally, changes in the fair value of economic hedges are recognized in

Trading income, Mortgage related income, Commercial real estate related income, or Other noninterest income as appropriate, and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below. The Company’s economic hedging activities are deployed at both the instrument and portfolio level.

	Fair Value Gain/(Loss) for the Year Ended December 31, 2018 for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Related Income [1]	Other Noninterest Income	Total Changes in Fair Values Included in Earnings [2]
Assets:
Trading loans	$14	$—	$—	$14
LHFS	—	7	—	7
LHFI	—	—	1	1
Residential MSRs	—	(141)	—	(141)
Liabilities:
Brokered time deposits	13	—	—	13
Long-term debt	10	—	—	10
1 Income related to LHFS does not include income from IRLCs. For the year ended December 31, 2018, income related to residential MSRs includes income recognized upon the sale of loans reported at LOCOM.
2 Changes in fair value for the year ended December 31, 2018 exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, LHFI, brokered time deposits, and long-term debt that have been elected to be measured at fair value are recognized in Interest income or Interest expense in the Consolidated Statements of Income.

	Fair Value Gain/(Loss) for the Year Ended December 31, 2017 for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Related Income [1]	Other Noninterest Income	Total Changes in Fair Values Included in Earnings [2]
Assets:
Trading loans	$21	$—	$—	$21
LHFS	—	61	—	61
Residential MSRs	—	(243)	—	(243)
Liabilities:
Long-term debt	21	—	—	21
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

Notes to Consolidated Financial Statements, continued

	Fair Value Gain/(Loss) for the Year Ended December 31, 2016 for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Related Income [1]	Other Noninterest Income	Total Changes in Fair Values Included in Earnings [2]
Assets:
Trading loans	$15	$—	$—	$15
LHFS	—	75	—	75
Residential MSRs	—	(242)	—	(242)
Liabilities:
Brokered time deposits	4	—	—	4
Long-term debt	27	—	—	27
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

Trading Assets and Derivative Instruments and Investment Securities
Securities accounted for at fair value include both the trading and AFS portfolios. Unless otherwise indicated, trading assets are priced by the trading desk and investment securities are valued by an independent third party pricing service. The third party pricing service gathers relevant market data and observable inputs, such as, but not limited to, benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. The Company reviews pricing methodologies provided by the pricing service, which may include detailed reviews of the assumptions and inputs for individual securities. The Company’s primary validation of values is through the Company’s price validation function.
Securities are classified within the fair value hierarchy after giving consideration to the activity level in the market for the security type and the observability of the inputs used to determine the fair value. For securities where a quoted market price may not be readily available, fair value is based upon quoted market prices for similar securities or using a fair value methodology that incorporates market observable assumptions.

U.S. Treasury Securities
The Company estimates the fair value of its U.S. Treasury securities based on quoted prices observed in active markets; as such, these investments are classified as level 1.

Federal Agency Securities
The Company includes in this classification securities issued by federal agencies and GSEs. Agency securities consist of debt obligations issued by HUD, FHLB, and other agencies, as well as securities collateralized by loans that are guaranteed by the SBA, and thus, are backed by the full faith and credit of the U.S. government. The Company estimates the fair value of federal agency securities based on pricing from observable trading activity for similar securities or from a third party pricing service; accordingly, these instruments are classified as level 2.

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

Notes to Consolidated Financial Statements, continued

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
Corporate and Other Debt Securities
Corporate debt securities are comprised predominantly of senior and subordinate debt obligations of domestic corporations and are classified as level 2. Other debt securities classified as AFS include bonds that are redeemable with the issuer at par. At December 31, 2018 and 2017, the Company classified other debt securities AFS as level 2 and level 3, respectively.
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
The Company’s derivative instruments classified as level 2 are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. See Note 19, “Derivative Financial Instruments,” for additional information on the Company's derivative instruments.
The Company’s derivative instruments classified as level 3 include IRLCs that satisfy the criteria to be treated as derivative financial instruments. The fair value of IRLCs on LHFS, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on the Company’s historical data and reflect the Company’s best estimate of the likelihood that a commitment will result in a closed loan. As pull-through rates increase, the fair value of IRLCs also increases. Servicing value is included in the fair value of IRLCs, and the fair value of servicing is determined by projecting cash flows, which are then discounted to estimate an expected fair value. The fair value of servicing is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually-specified servicing fees, servicing costs, and underlying portfolio characteristics. Because these inputs are not transparent in market trades, IRLCs are considered to be level 3 assets. During the years ended December 31, 2018 and 2017, the Company transferred $63 million and $191 million, respectively, of net IRLC assets out of level 3 as the associated loans were closed.

Trading Loans
The Company engages in certain businesses whereby electing to measure loans at fair value for financial reporting aligns with the underlying business purpose. Specifically, loans included within this classification include trading loans that are (i) made or acquired in connection with the Company’s TRS business, (ii) part of the loan sales and trading business within the Company’s Wholesale segment, or (iii) backed by the SBA. See Note 12, “Certain Transfers of Financial Assets and Variable Interest Entities,” and Note 19, “Derivative Financial Instruments,” for further discussion of this business. All of these loans are classified as level 2 due to the nature of market data that the Company uses to estimate fair value.
The loans made in connection with the Company’s TRS business are short-term, senior demand loans supported by a pledge agreement granting first priority security interest to the Bank in all the assets held by the borrower, a VIE with assets comprised primarily of corporate loans. While these TRS-related loans do not trade in the market, the Company believes that the par amount of the loans approximates fair value and no unobservable assumptions are used by the Company to value these loans. At December 31, 2018 and 2017, the Company had $2.0 billion and $1.7 billion, respectively, of these short-term loans outstanding, measured at fair value.
The loans from the Company’s sales and trading business are commercial and corporate leveraged loans that are either traded in the market or for which similar loans trade. The Company elected to measure these loans at fair value since they are actively traded. For each of the years ended December 31, 2018, 2017, and 2016, the Company recognized an immaterial amount of gains/(losses) in the Consolidated Statements of Income due to changes in fair value attributable to instrument-specific credit risk. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the Company does not believe that trading activity qualifies the loans as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded. At December 31, 2018 and 2017, $137 million and $48 million,

Notes to Consolidated Financial Statements, continued

respectively, of loans related to the Company’s trading business were held in inventory.
SBA loans are similar to SBA securities discussed herein under “Federal agency securities,” except for their legal form. In both cases, the Company trades instruments that are fully guaranteed by the U.S. government as to contractual principal and interest and there is sufficient observable trading activity upon which to base the estimate of fair value. As these SBA loans are fully guaranteed, the changes in fair value are attributable to factors other than instrument-specific credit risk. At December 31, 2018 and 2017, the Company held $366 million and $368 million of SBA loans in inventory, respectively.
Loans Held for Sale and Loans Held for Investment
Residential Mortgage LHFS
The Company values certain newly-originated residential mortgage LHFS at fair value based upon defined product criteria. The Company chooses to fair value these residential mortgage LHFS to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. Any origination fees are recognized within Mortgage related income in the Consolidated Statements of Income when earned at the time of closing. The servicing value is included in the fair value of the loan and is initially recognized at the time the Company enters into IRLCs with borrowers. The Company employs derivative instruments to economically hedge changes in interest rates and the related impact on servicing value in the fair value of the loan. The mark-to-market adjustments related to LHFS and the associated economic hedges are captured in Mortgage related income.
LHFS classified as level 2 are primarily agency loans which trade in active secondary markets and are priced using current market pricing for similar securities, adjusted for servicing, interest rate risk, and credit risk. Non-agency residential mortgage LHFS are also included in level 2.
For residential mortgages that the Company has elected to measure at fair value, the Company recognized an immaterial amount of gains/(losses) in the Consolidated Statements of Income due to changes in fair value attributable to borrower-specific credit risk for each of the years ended December 31, 2018, 2017, and 2016. In addition to borrower-specific credit risk, there are other more significant variables that drive changes in the fair values of the loans, including interest rates and general market conditions.
Commercial Mortgage LHFS
The Company values certain commercial mortgage LHFS at fair value based upon observable current market prices for similar loans. These loans are generally transferred to agencies within 90 days of origination. The Company had commitments from agencies to purchase these loans at December 31, 2018 and 2017; therefore, they are classified as level 2. Origination fees are recognized within Commercial real estate related income in the Consolidated Statements of Income when earned at the time of closing. To mitigate the effect of interest rate risk inherent in entering into IRLCs with borrowers, the Company enters into forward contracts with investors at the same time that it enters into IRLCs with borrowers. The mark-to-market adjustments related to commercial mortgage LHFS, IRLCs, and forward contracts are recognized in Commercial real estate related income. For commercial mortgages that the Company has elected to measure at fair value, the Company recognized no gains/(losses) in the Consolidated Statements of Income due to changes in fair value attributable to borrower-specific credit risk for each of the years ended December 31, 2018, 2017, and 2016.
LHFI
LHFI classified as level 3 includes predominantly mortgage loans that are not marketable, largely due to the identification of loan defects. The Company chooses to measure these mortgage LHFI at fair value to better align reported results with the underlying economic changes in value of the loans and any related hedging instruments. The Company values these loans using a discounted cash flow approach based on assumptions that are generally not observable in current markets, such as prepayment speeds, default rates, loss severity rates, and discount rates. Level 3 LHFI also includes mortgage loans that are valued using collateral based pricing. Changes in the applicable housing price index since the time of the loan origination are considered and applied to the loan’s collateral value. An additional discount representing the return that a buyer would require is also considered in the overall fair value.
Residential Mortgage Servicing Rights
The Company records residential MSR assets at fair value using a discounted cash flow approach. The fair values of residential MSRs are impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually-specified servicing fees, servicing costs, and underlying portfolio characteristics. The underlying assumptions and estimated values are corroborated by values received from independent third parties based on their review of the servicing portfolio, and comparisons to market transactions. Because these inputs are not transparent in market trades, residential MSRs are classified as level 3 assets. For additional information see Note 10, “Goodwill and Other Intangible Assets.”
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

Notes to Consolidated Financial Statements, continued

“Trading Assets and Derivative Instruments and Investment Securities.”
During the second quarter of 2009, in connection with its sale of Visa Class B shares, the Company entered into a derivative contract whereby the ultimate cash payments received or paid, if any, under the contract are based on the ultimate resolution of the Litigation involving Visa. The fair value of the derivative is estimated based on the Company’s expectations regarding the ultimate resolution of that Litigation. The significant unobservable inputs used in the fair value measurement of the derivative involve a high degree of judgment and subjectivity; accordingly, the derivative liability is classified as level 3. See Note 18, “Guarantees,” for a discussion of the valuation assumptions.
Brokered Time Deposits
The Company has elected to measure certain CDs that contain embedded derivatives at fair value. This fair value election better aligns the economics of the CDs with the Company’s risk management strategies. The Company evaluated, on an instrument by instrument basis, whether a new issuance would be measured at fair value.
The Company has classified CDs measured at fair value as level 2 instruments due to the Company's ability to reasonably measure all significant inputs based on observable market variables. The Company employs a discounted cash flow approach based on observable market interest rates for the term of the CD and an estimate of the Bank’s credit risk. For any embedded derivative features, the Company uses the same valuation methodologies as if the derivative were a standalone derivative, as discussed in the “Derivative Instruments” section above.

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
The Company has elected to measure certain debt issuances that contain embedded derivatives at fair value. This fair value election better aligns the economics of the debt with the Company’s risk management strategies. The Company evaluated, on an instrument by instrument basis, whether a new issuance would be measured at fair value. The Company has classified these instruments measured at fair value as level 2 instruments due to the Company's ability to reasonably measure all significant inputs based on observable market variables. The Company employs a discounted cash flow approach based on observable market interest rates for the term of the debt and an estimate of the Parent Company's credit risk. For any embedded derivative features, the Company uses the same valuation methodologies that would be used if the derivative were a standalone derivative, as discussed in the “Derivative Instruments” section above.

Notes to Consolidated Financial Statements, continued

The valuation technique and range, including weighted average, of the unobservable inputs associated with the Company's level 3 assets and liabilities are as follows:

	Level 3 Significant Unobservable Input Assumptions
(Dollars in millions)	Fair value December 31, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average) [1]
Assets
Trading assets and derivative instruments:
Derivative instruments, net [2]	$13	Internal model	Pull through rate	41-100% (81%)
			MSR value	11-165 bps (108 bps)
LHFI	158	Monte Carlo/Discounted cash flow	Option adjusted spread	0-250 bps (164 bps)
			Conditional prepayment rate	7-22 CPR (12 CPR)
			Conditional default rate	0-1 CDR (0.6 CDR)
	5	Collateral based pricing	Appraised value	NM [3]
Residential MSRs	1,983	Monte Carlo/Discounted cash flow	Conditional prepayment rate	6-30 CPR (13 CPR)
			Option adjusted spread	0-116% (2%)

1 Unobservable inputs were weighted by the relative fair value of the financial instruments.
2 Amount represents the net of IRLC assets and liabilities and includes the derivative liability associated with the Company’s sale of Visa shares. Refer to the “Trading Liabilities and Derivative Instruments” section in this Note for a discussion of valuation assumptions related to the Visa derivative liability.
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

1 For certain assets and liabilities where the Company utilizes third party pricing, the unobservable inputs and their ranges are not reasonably available, and therefore, have been noted as not applicable (“N/A”).
2 Unobservable inputs were weighted by the relative fair value of the financial instruments.
3 Amount represents the net of IRLC assets and liabilities and includes the derivative liability associated with the Company’s sale of Visa shares. Refer to the “Trading Liabilities and Derivative Instruments” section in this Note for a discussion of valuation assumptions related to the Visa derivative liability.
4 Not meaningful.

Notes to Consolidated Financial Statements, continued

The following tables present a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (other than residential MSRs which are disclosed in Note 10, “Goodwill and Other Intangible Assets”). Transfers into and out of the fair value hierarchy levels are assumed to occur at the end of the period in which the transfer occurred. None of the transfers into or out of level 3 have been the result of using alternative valuation approaches to estimate fair values.

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning Balance January 1, 2018	Included in Earnings		OCI	Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items	Transfers into Level 3	Transfers out of Level 3	Fair Value December 31, 2018
Assets
Trading assets:
Derivative instruments, net	$—	$65	[1]	$—	$—	$—	$11	($63)	$—	$—	$13
Securities AFS:
MBS - non-agency residential	59	—		—	—	—	(2)	—	—	(57)	—
ABS	8	—		—	—	—	(1)	—	—	(7)	—
Corporate and other debt securities	5	—		—	—	—	—	—	—	(5)	—
Total securities AFS	72	—		—	—	—	(3)	—	—	(69)	—

LHFI	196	1	[2]	—	—	—	(36)	—	2	—	163

1 Includes issuances, fair value changes, and expirations. Amount related to residential IRLCs is recognized in Mortgage related income, amount related to commercial IRLCs is recognized in Commercial real estate related income, and amount related to Visa derivative liability is recognized in Other noninterest expense. Included $18 million in earnings during the year ended December 31, 2018, related to changes in unrealized gains on net derivative instruments still held at December 31, 2018.
2 Amounts are generally included in Mortgage related income; however, the mark on certain fair value loans is included in Other noninterest income. Included less than $1 million in earnings during the year ended December 31, 2018, related to changes in unrealized losses on LHFI still held at December 31, 2018.

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning Balance January 1, 2017	Included in Earnings		OCI		Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items	Transfers into Level 3	Transfers out of Level 3	Fair Value December 31, 2017
Assets
Trading assets:
Derivative instruments, net	$6	$185	[1]	$—		$—	$—	$—	($191)	$—	$—	$—
Securities AFS:
U.S. states and political subdivisions	4	—		—		—	—	(4)	—	—	—	—
MBS - non-agency residential	74	(1)	[2]	1	[3]	—	—	(15)	—	—	—	59
ABS	10	—		1	[3]	—	—	(3)	—	—	—	8
Corporate and other debt securities	5	—		—		—	—	—	—	—	—	5
Total securities AFS	93	(1)	[2]	2	[3]	—	—	(22)	—	—	—	72

Residential LHFS	12	—		—		—	(25)	(1)	(4)	26	(8)	—
LHFI	222	—	[4]	—		—	—	(34)	3	5	—	196

1 Includes issuances, fair value changes, and expirations. Amount related to residential IRLCs is recognized in Mortgage related income, amount related to commercial IRLCs is recognized in Commercial real estate related income, and amount related to Visa derivative liability is recognized in Other noninterest expense. Included $12 million in earnings during the year ended December 31, 2017, related to changes in unrealized gains on net derivative instruments still held at December 31, 2017.
2 Included $1 million in earnings during year ended December 31, 2017, related to changes in unrealized losses on securities AFS still held at December 31, 2017.
3 Amounts recognized in OCI are included in change in net unrealized gains on securities AFS, net of tax.
4 Amounts are generally included in Mortgage related income; however, the mark on certain fair value loans is included in Other noninterest income. Included $1 million in earnings during the year ended December 31, 2017, related to changes in unrealized losses on LHFI still held at December 31, 2017.

Notes to Consolidated Financial Statements, continued

Non-recurring Fair Value Measurements
The following tables present gains and losses recognized on assets still held at period end, and measured at fair value on a non-recurring basis, for the year ended December 31, 2018 and the year ended December 31, 2017. Adjustments to fair value generally result from the application of LOCOM, or the measurement alternative, or through write-downs of individual assets. The tables do not reflect changes in fair value attributable to economic hedges the Company may have used to mitigate interest rate risk associated with LHFS.

		Fair Value Measurements			(Losses)/Gains for the Year Ended December 31, 2018
(Dollars in millions)	December 31, 2018	Level 1	Level 2	Level 3
LHFS	$47	$—	$47	$—	($1)
LHFI	63	—	—	63	—
OREO	19	—	—	19	(4)
Other assets	67	—	47	20	24

		Fair Value Measurements			Losses for the Year Ended December 31, 2017
(Dollars in millions)	December 31, 2017	Level 1	Level 2	Level 3
LHFS	$13	$—	$13	$—	$—
LHFI	49	—	—	49	—
OREO	24	—	1	23	(4)
Other assets	53	—	4	49	(43)

Discussed below are the valuation techniques and inputs used in estimating fair values for assets measured at fair value on a non-recurring basis and classified as level 2 and/or 3.
Loans Held for Sale
At December 31, 2018 and 2017, LHFS classified as level 2 consisted of commercial loans that were valued using market prices and measured at LOCOM. During the year ended December 31, 2018, the Company recognized an immaterial amount of impairment charges attributable to changes in the fair value of these loans. There were no gains/(losses) recognized in earnings during the year ended December 31, 2017 as the charge-offs related to these loans are a component of the ALLL.

Loans Held for Investment
At December 31, 2018 and 2017, LHFI classified as level 3 consisted primarily of consumer loans discharged in Chapter 7 bankruptcy that had not been reaffirmed by the borrower, as well as nonperforming CRE loans for which specific reserves had been recognized. Cash proceeds from the sale of the underlying collateral is the expected source of repayment for a majority of these loans. Accordingly, the fair value of these loans is derived from the estimated fair value of the underlying collateral, incorporating market data if available. Due to the lack of market data for similar assets, all of these loans are classified as level 3. There were no gains/(losses) recognized during the year ended December 31, 2018 or during the year ended December 31, 2017, as the charge-offs related to these loans are a component of the ALLL.

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
Pursuant to the adoption of ASU 2016-01 on January 1, 2018, the Company elected the measurement alternative for measuring certain equity securities without readily determinable fair values, which are adjusted based on any observable price changes in orderly transactions. These equity securities are classified as level 2 based on the valuation methodology and associated inputs. During the year ended December 31, 2018, the Company recognized remeasurement gains of $30 million on these equity securities.
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
Other repossessed assets include repossessed personal property that is measured at fair value less cost to sell. These assets are classified as level 3 as their fair value is determined based on a variety of subjective, unobservable factors. There were no losses recognized in earnings by the Company on other repossessed assets during the year ended December 31, 2018 or during the year ended December 31, 2017, as the impairment

Notes to Consolidated Financial Statements, continued

charges on repossessed personal property were a component of the ALLL.
The Company monitors the fair value of assets under operating leases where the Company is the lessor and recognizes impairment on the leased asset to the extent the carrying value is not recoverable and is greater than its fair value. Fair value is determined using collateral specific pricing digests, external appraisals, broker opinions, recent sales data from industry equipment dealers, and the discounted cash flows derived from the underlying lease agreement. As market data for similar assets and lease arrangements is available and used in the valuation, these assets are considered level 2. During each of the years ended December 31, 2018 and 2017, the Company recognized an immaterial amount of impairment charges attributable to changes in the fair value of various personal property under operating leases.

Branch properties are classified as level 3, as their fair value is based on property-specific appraisals and broker opinions. During the years ended December 31, 2018 and 2017, the Company recognized impairment charges of $5 million and $10 million on branch properties, respectively.
Land held for sale is recorded at the lesser of carrying value or fair value less cost to sell, and is considered level 3 as its fair value is determined based on property-specific appraisals and broker opinions. During each of the years ended December 31, 2018 and 2017, the Company recognized an immaterial amount of impairment charges on land held for sale.
Software consisted primarily of external software licenses and internally developed software that were impaired and for which fair value was determined using a level 3 measurement.

Notes to Consolidated Financial Statements, continued

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments are as follows:

		December 31, 2018		Fair Value Measurements
(Dollars in millions)	Measurement Category	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	Amortized cost	$7,495	$7,495	$7,495	$—	$—
Trading assets and derivative instruments	Fair value	5,506	5,506	521	4,965	20
Securities AFS	Fair value	31,442	31,442	4,211	27,231	—
LHFS	Amortized cost	290	291	—	261	30
	Fair value	1,178	1,178	—	1,178	—
LHFI, net	Amortized cost	150,061	148,167	—	—	148,167
	Fair value	163	163	—	—	163
Other [1]	Amortized cost	630	630	—	—	630
	Fair value	95	95	95	—	—
Financial liabilities:
Consumer and other time deposits	Amortized cost	15,355	15,106	—	15,106	—
Brokered time deposits	Amortized cost	642	615	—	615	—
	Fair value	403	403	—	403	—
Short-term borrowings	Amortized cost	8,772	8,772	—	8,772	—
Long-term debt	Amortized cost	14,783	14,729	—	13,024	1,705
	Fair value	289	289	—	289	—
Trading liabilities and derivative instruments	Fair value	1,604	1,604	925	672	7
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
Unfunded loan commitments and letters of credit are not included in the table above. At December 31, 2018 and 2017, the Company had $72.0 billion and $66.4 billion, respectively, of unfunded commercial loan commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related unfunded commitments reserve, which was a combined $72 million and

$84 million at December 31, 2018 and 2017, respectively. No active trading market exists for these instruments, and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of consumer unfunded lending commitments which can generally be canceled by providing notice to the borrower.

Notes to Consolidated Financial Statements, continued

NOTE 21 – CONTINGENCIES
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries are parties to numerous civil claims and lawsuits and subject to regulatory examinations, investigations, and requests for information. Some of these matters involve claims for substantial amounts. The Company’s experience has shown that the damages alleged by plaintiffs or claimants are often overstated, based on unsubstantiated legal theories, unsupported by facts, and/or bear no relation to the ultimate award that a court might grant. Additionally, the outcome of litigation and regulatory matters and the timing of ultimate resolution are inherently difficult to predict. These factors make it difficult for the Company to provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. However, on a case-by-case basis, reserves are established for those legal claims in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company's financial statements at December 31, 2018 reflect the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved.
For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of related reserves, if any. Management currently estimates these losses to range from $0 to approximately $150 million. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information available at December 31, 2018. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure. Based on current knowledge, it is the opinion of management that liabilities arising from legal claims in excess of the amounts currently reserved, if any, will not have a material impact on the Company’s financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s financial condition, results of operations, or cash flows for any given reporting period.
The following is a description of certain litigation and regulatory matters:
Card Association Antitrust Litigation
The Company is a defendant, along with Visa and Mastercard, as well as several other banks, in several antitrust lawsuits challenging their practices. For a discussion regarding the Company’s involvement in this litigation matter, see Note 18, “Guarantees.”

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

Notes to Consolidated Financial Statements, continued

Intellectual Ventures II v. SunTrust Banks, Inc. and SunTrust Bank
This action was filed in the U.S. District Court for the Northern District of Georgia on July 24, 2013. Plaintiff alleged that SunTrust violated five patents held by plaintiff in connection with SunTrust’s provision of online banking services and other systems and services. Plaintiff seeks damages for alleged patent infringement of an unspecified amount, as well as attorney’s fees and expenses. The matter was stayed on October 7, 2014 pending inter partes reviews of a number of the claims asserted against SunTrust. After completion of those reviews, plaintiff dismissed its claims regarding four of the five patents on August 1, 2017.

LR Trust v. SunTrust Banks, Inc., et al.
In November 2016, the Company and certain officers and directors were named as defendants in a shareholder derivative action alleging that defendants failed to take action related to activities at issue in the National Mortgage Servicing, HAMP, and FHA Originations settlements, and certain other legal matters or to ensure that the alleged activities in each were remedied and otherwise appropriately addressed. Plaintiff sought an award in favor of the Company for the amount of damages sustained by the Company, disgorgement of alleged benefits obtained by defendants, and enhancements to corporate governance and internal controls. On September 18, 2017, the district court dismissed this matter and on October 16, 2017, plaintiff filed an appeal. A settlement of the matter was reached in which the defendants agreed to pay $585,000 and the

Company committed to certain non-monetary corporate governance activities through March 2021. Final approval of the settlement was granted by the district court on November 28, 2018.

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

Notes to Consolidated Financial Statements, continued

NOTE 22 - BUSINESS SEGMENT REPORTING
The Company operates and measures business activity across two segments: Consumer and Wholesale, with functional activities included in Corporate Other. The Company's business segment structure is based on the manner in which financial information is evaluated by management as well as the products and services provided or the type of client served. In the second quarter of 2018, certain business banking clients within Commercial Banking were transferred from the Wholesale segment to the Consumer segment to create greater consistency in delivering tailored solutions to business banking clients through the alignment of client coverage and client service in branches. Prior period business segment results were revised to conform with this updated business segment structure. Additionally, the transfer resulted in a reallocation of goodwill from Wholesale to Consumer, as disclosed in Note 10, "Goodwill and Other Intangible Assets."
The following is a description of the segments and their primary businesses at December 31, 2018.

The Consumer segment is made up of four primary businesses:

•
Consumer Banking provides services to individual consumers and business banking clients through an extensive network of traditional and in-store branches, ATMs, online banking (www.suntrust.com), mobile banking, and by telephone (1-800-SUNTRUST). Financial products and services offered to consumers and small business clients include deposits and payments, loans, and various fee-based services. Consumer Banking also serves as an entry point for clients and provides services for other businesses.

•
Consumer Lending offers an array of lending products to individual consumers and business banking clients via the Company's Consumer Banking and PWM businesses, through the internet (www.suntrust.com and www.lightstream.com), as well as through various national offices and partnerships. Products offered include home equity lines, personal credit lines and loans, direct auto, indirect auto, student lending, credit cards, and other lending products.

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

◦
The Company successfully merged its STM and Bank legal entities in the third quarter of 2018. Subsequent to the merger, mortgage operations have continued under the Bank’s charter. This merger simplified the Company's organizational structure, allowing it to more fully serve the needs of clients. There were no material financial impacts associated with the merger, other than the tax impacts described in Note 16, “Income Taxes.”

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

•
Commercial Real Estate provides a range of credit and deposit services as well as fee-based product offerings on a regional delivery basis to privately held developers, operators, and investors in commercial real estate properties through its National Banking Division. Commercial Real Estate also provides multi-family agency lending and servicing, advisory, and commercial mortgage brokerage services via its Agency Lending division. Additionally, Commercial Real Estate offers tailored financing and equity

Notes to Consolidated Financial Statements, continued

investment solutions for community development and affordable housing projects through STCC, with particular expertise in Low Income Housing Tax Credits and New Market Tax Credits. Real Estate Corporate and Investment Banking targets relationships with REITs and homebuilders, both publicly-traded and privately owned. The Investor Services Group offers loan administration, special servicing, valuation, and advisory services to third party clients.

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

Corporate Other includes management of the Company’s investment securities portfolio, long-term debt, end user derivative instruments, short-term liquidity and funding activities, balance sheet risk management, and most real estate assets, as well as the Company's functional activities such as marketing, finance, enterprise risk, legal, enterprise information services, and executive management, among others. Additionally, for all periods prior to January 1, 2018, the results of PAC were reported in the Wholesale segment and were reclassified to Corporate Other for enhanced comparability of the Wholesale segment results excluding PAC. See Note 3, "Acquisitions/Dispositions," for additional information related to the sale of PAC in December 2017.
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

Notes to Consolidated Financial Statements, continued

	Year Ended December 31, 2018
(Dollars in millions)	Consumer	Wholesale	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average LHFI	$75,427	$70,200	$89	($2)	$145,714
Average consumer and commercial deposits	111,235	48,675	216	(358)	159,768
Average total assets	85,509	84,413	35,630	1,725	207,277
Average total liabilities	112,173	55,098	16,100	(304)	183,067
Average total equity	—	—	—	24,210	24,210
Statements of Income:
Net interest income	$4,235	$2,184	($190)	($242)	$5,987
FTE adjustment	—	86	2	—	88
Net interest income-FTE [1]	4,235	2,270	(188)	(242)	6,075
Provision for credit losses [2]	148	60	—	—	208
Net interest income after provision for credit losses-FTE	4,087	2,210	(188)	(242)	5,867
Total noninterest income	1,804	1,534	57	(169)	3,226
Total noninterest expense	4,017	1,720	(42)	(22)	5,673
Income before provision for income taxes-FTE	1,874	2,024	(89)	(389)	3,420
Provision for income taxes-FTE [3]	424	479	(61)	(206)	636
Net income including income attributable to noncontrolling interest	1,450	1,545	(28)	(183)	2,784
Less: Net income attributable to noncontrolling interest	—	—	9	—	9
Net income	$1,450	$1,545	($37)	($183)	$2,775
1 Presented on a matched maturity funds transfer price basis for the segments.
2 Provision for credit losses represents net charge-offs by segment combined with an allocation to the segments for the provision attributable to quarterly changes in the ALLL and unfunded commitment reserve balances.
3 Includes regular provision for income taxes as well as FTE income and tax credit adjustment reversals.

	Year Ended December 31, 2017 [1,2]
(Dollars in millions)	Consumer	Wholesale	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average LHFI	$73,578	$69,394	$1,247	($3)	$144,216
Average consumer and commercial deposits	109,298	50,155	160	(64)	159,549
Average total assets	83,278	83,091	35,931	2,631	204,931
Average total liabilities	110,271	55,762	14,626	(29)	180,630
Average total equity	—	—	—	24,301	24,301
Statements of Income:
Net interest income	$3,906	$2,029	$14	($316)	$5,633
FTE adjustment	—	142	3	—	145
Net interest income-FTE [3]	3,906	2,171	17	(316)	5,778
Provision for credit losses [4]	366	39	4	—	409
Net interest income after provision for credit losses-FTE	3,540	2,132	13	(316)	5,369
Total noninterest income	1,905	1,573	73	(197)	3,354
Total noninterest expense	3,982	1,727	74	(19)	5,764
Income before provision for income taxes-FTE	1,463	1,978	12	(494)	2,959
Provision for income taxes-FTE [5]	529	736	(292)	(296)	677
Net income including income attributable to noncontrolling interest	934	1,242	304	(198)	2,282
Less: Net income attributable to noncontrolling interest	—	—	9	—	9
Net income	$934	$1,242	$295	($198)	$2,273

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

[5]	Includes regular provision for income taxes as well as FTE income and tax credit adjustment reversals.

Notes to Consolidated Financial Statements, continued

	Year Ended December 31, 2016 [1,2]
(Dollars in millions)	Consumer	Wholesale	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average LHFI	$70,455	$69,287	$1,379	($3)	$141,118
Average consumer and commercial deposits	105,365	48,782	115	(73)	154,189
Average total assets	79,971	83,168	33,425	2,440	199,004
Average total liabilities	106,374	54,457	14,179	(74)	174,936
Average total equity	—	—	—	24,068	24,068
Statements of Income:
Net interest income	$3,636	$1,812	$160	($387)	$5,221
FTE adjustment	—	136	2	—	138
Net interest income-FTE [3]	3,636	1,948	162	(387)	5,359
Provision for credit losses [4]	159	282	3	—	444
Net interest income after provision for credit losses-FTE	3,477	1,666	159	(387)	4,915
Total noninterest income	2,067	1,325	137	(146)	3,383
Total noninterest expense	3,938	1,507	38	(15)	5,468
Income before provision for income taxes-FTE	1,606	1,484	258	(518)	2,830
Provision for income taxes-FTE [5]	592	555	70	(274)	943
Net income including income attributable to noncontrolling interest	1,014	929	188	(244)	1,887
Less: Net income attributable to noncontrolling interest	—	—	9	—	9
Net income	$1,014	$929	$179	($244)	$1,878

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

[5]	Includes regular provision for income taxes as well as FTE income and tax credit adjustment reversals.

Notes to Consolidated Financial Statements, continued

NOTE 23 - ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in the components of AOCI, net of tax, are presented in the following table:

(Dollars in millions)	Securities AFS	Derivative Instruments	Brokered Time Deposits	Long-Term Debt	Employee Benefit Plans	Total
Year Ended December 31, 2018
Balance, beginning of period	($1)	($244)	($1)	($4)	($570)	($820)
Cumulative effect adjustment related to ASU adoption [1]	30	(56)	—	(1)	(127)	(154)
Net unrealized (losses)/gains arising during the period	(385)	(123)	2	4	(56)	(558)
Amounts reclassified to net income	(1)	55	—	—	58	112
Other comprehensive (loss)/income, net of tax	(386)	(68)	2	4	2	(446)
Balance, end of period	($357)	($368)	$1	($1)	($695)	($1,420)

Year Ended December 31, 2017
Balance, beginning of period	($62)	($157)	($1)	($7)	($594)	($821)
Net unrealized (losses)/gains arising during the period	(7)	(31)	—	3	11	(24)
Amounts reclassified to net income	68	(56)	—	—	13	25
Other comprehensive income/(loss), net of tax	61	(87)	—	3	24	1
Balance, end of period	($1)	($244)	($1)	($4)	($570)	($820)

Year Ended December 31, 2016
Balance, beginning of period	$135	$87	$—	$—	($682)	($460)
Cumulative credit risk adjustment [2]	—	—	—	(5)	—	(5)
Net unrealized (losses)/gains arising during the period	(194)	(91)	(1)	(2)	76	(212)
Amounts reclassified to net income	(3)	(153)	—	—	12	(144)
Other comprehensive (loss)/income, net of tax	(197)	(244)	(1)	(2)	88	(356)
Balance, end of period	($62)	($157)	($1)	($7)	($594)	($821)

[1]	Related to the Company's early adoption of ASU 2018-02 beginning January 1, 2018. See Note 1, "Significant Accounting Policies," for additional information.

[2]
Related to the Company's early adoption of the ASU 2016-01 provision related to changes in instrument-specific credit risk beginning January 1, 2016. See Note 1, "Significant Accounting Policies," for additional information.

Reclassifications from AOCI to Net income, and the related tax effects, are presented in the following table:

(Dollars in millions)	Year Ended December 31			Impacted Line Item in the Consolidated Statements of Income
Details About AOCI Components	2018	2017	2016
Securities AFS:
Net realized (gains)/losses on securities AFS	($1)	$108	($4)	Net securities gains/(losses)
Tax effect	—	(40)	1	Provision for income taxes
	(1)	68	(3)
Derivative Instruments:
Net realized losses/(gains) on cash flow hedges	72	(89)	(244)	Interest and fees on loans held for investment
Tax effect	(17)	33	91	Provision for income taxes
	55	(56)	(153)
Employee Benefit Plans:
Amortization of prior service credit	(6)	(6)	(6)	Employee benefits
Amortization of actuarial loss	22	25	25	Employee benefits
Deferred losses related to NCF Retirement Plan settlement [1]	60	—	—	Employee benefits
	76	19	19
Tax effect	(18)	(6)	(7)	Provision for income taxes
	58	13	12

Total reclassifications from AOCI to net income	$112	$25	($144)

[1]	Related to the Company's NCF Retirement Plan settlement in the fourth quarter of 2018. See Note 17, "Employee Benefit Plans," for additional information.

Notes to Consolidated Financial Statements, continued

NOTE 24 - PARENT COMPANY FINANCIAL INFORMATION

Statements of Income - Parent Company Only

	Year Ended December 31
(Dollars in millions)	2018	2017	2016
Income
Dividends [1]	$2,380	$1,414	$1,300
Interest from loans to subsidiaries	30	25	15
Interest from deposits at banks	25	22	12
Other income	34	5	2
Total income	2,469	1,466	1,329
Expense
Interest on short-term borrowings	6	4	2
Interest on long-term debt	161	137	140
Employee compensation and benefits [2]	40	103	57
Service fees to subsidiaries	9	12	12
Other expense	19	33	24
Total expense	235	289	235
Income before income tax benefit and equity in undistributed income of subsidiaries	2,234	1,177	1,094
Income tax benefit	20	72	59
Income before equity in undistributed income of subsidiaries	2,254	1,249	1,153
Equity in undistributed income of subsidiaries	521	1,024	725
Net income	$2,775	$2,273	$1,878
Total other comprehensive (loss)/income, net of tax	(446)	1	(356)
Total comprehensive income	$2,329	$2,274	$1,522
1 Substantially all dividend income is from subsidiaries (primarily the Bank).
2 Includes incentive compensation allocations between the Parent Company and subsidiaries.

Notes to Consolidated Financial Statements, continued

Balance Sheets - Parent Company Only

	December 31
(Dollars in millions)	2018	2017
Assets
Cash held at SunTrust Bank	$599	$701
Interest-bearing deposits held at SunTrust Bank	913	2,144
Interest-bearing deposits held at other banks	24	24
Cash and cash equivalents	1,536	2,869
Trading assets and derivative instruments	12	—
Securities available for sale	98	123
Loans to subsidiaries	1,261	1,218
Investment in capital stock of subsidiaries stated on the basis of the Company’s equity in subsidiaries’ capital accounts:
Banking subsidiaries	24,630	24,590
Nonbanking subsidiaries	1,457	1,423
Goodwill	211	211
Other assets	686	547
Total assets	$29,891	$30,981

Liabilities
Short-term borrowings:
Subsidiaries	$5	$205
Non-affiliated companies	354	350
Long-term debt:
Non-affiliated companies	4,536	4,466
Other liabilities	819	909
Total liabilities	5,714	5,930
Shareholders’ Equity
Preferred stock	2,025	2,475
Common stock	553	550
Additional paid-in capital	9,022	9,000
Retained earnings	19,522	17,540
Treasury stock, at cost, and other	(5,525)	(3,694)
Accumulated other comprehensive loss, net of tax	(1,420)	(820)
Total shareholders’ equity	24,177	25,051
Total liabilities and shareholders’ equity	$29,891	$30,981

Notes to Consolidated Financial Statements, continued

Statements of Cash Flows - Parent Company Only

	Year Ended December 31
(Dollars in millions)	2018	2017	2016
Cash Flows from Operating Activities:
Net income	$2,775	$2,273	$1,878
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Equity in undistributed income of subsidiaries	(521)	(1,024)	(725)
Depreciation, amortization, and accretion	3	5	3
Deferred income tax expense	8	5	11
Stock-based compensation	—	—	3
Net securities (gains)/losses	—	(1)	—
Net increase in other assets	(158)	(15)	(129)
Net increase in other liabilities	26	122	62
Net cash provided by operating activities	2,133	1,365	1,103
Cash Flows from Investing Activities:
Proceeds from maturities, calls, and paydowns of securities available for sale	23	38	49
Proceeds from sales of securities available for sale	—	1	4
Purchases of securities available for sale	—	(17)	(4)
Net (increase)/decrease in loans to subsidiaries	(43)	1,298	(889)
Other, net	(1)	—	(3)
Net cash (used in)/provided by investing activities	(21)	1,320	(843)
Cash Flows from Financing Activities:
Net (decrease)/increase in short-term borrowings	(196)	(211)	5
Proceeds from issuance of long-term debt	929	9	2,005
Repayments of long-term debt	(873)	(482)	(1,784)
Proceeds from issuance of preferred stock	—	1,239	—
Repurchase of preferred stock	(450)	—	—
Repurchase of common stock	(1,910)	(1,314)	(806)
Repurchase of common stock warrants	—	—	(24)
Common and preferred stock dividends paid	(936)	(723)	(564)
Taxes paid related to net share settlement of equity awards	(45)	(39)	(48)
Proceeds from exercise of stock options	36	21	25
Net cash used in financing activities	(3,445)	(1,500)	(1,191)
Net (decrease)/increase in cash and cash equivalents	(1,333)	1,185	(931)
Cash and cash equivalents at beginning of period	2,869	1,684	2,615
Cash and cash equivalents at end of period	$1,536	$2,869	$1,684

Supplemental Disclosures:
Income taxes received from/(paid to) subsidiaries	$101	($489)	($886)
Income taxes (paid)/received by Parent Company	(105)	414	812
Net income taxes paid by Parent Company	($4)	($75)	($74)
Interest paid	$164	$140	$135

Notes to Consolidated Financial Statements, continued

NOTE 25 - SUBSEQUENT EVENT
On February 7, 2019, the Company and BB&T Corporation (“BB&T”) announced that both companies' boards of directors approved a definitive agreement to combine in an all-stock Merger. Under the terms of the Agreement and Plan of Merger (the “Merger Agreement”), the Company's shareholders will have the right to receive 1.295 shares of BB&T common stock for each share of the Company's common stock. A new corporate headquarters for the combined company will be established in Charlotte, North Carolina, and it will operate under a new name and brand, while the combined company's board of directors and executive management team will be evenly split between the Company and BB&T. The Merger is expected to expand capabilities and accelerate capacity to invest in transformational technologies for clients, combine complementary business models to create a diverse and comprehensive business mix with leading market share positions, and deliver organizational and other merger-related synergies, while also being accretive to the combined company's profitability profile. The Company's Merger with BB&T is expected to close late in the third quarter of 2019 or in the fourth quarter of 2019, subject to satisfaction of customary closing conditions, including receipt of regulatory approvals and approval by the shareholders of each company. For more information on the proposed Merger with BB&T, see Part I, Item 1, “Business,” in this Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management conducted an evaluation, under the supervision and with the participation of its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) at December 31, 2018. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at December 31, 2018.

Changes in Internal Control over Financial Reporting
Effective January 1, 2018, the Company adopted several new accounting standards and implemented relevant changes to its control activities and processes to monitor and maintain appropriate internal control over financial reporting. There were no other changes to the Company’s internal control over financial reporting during the year ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting at December 31, 2018. In making its assessment of internal control over financial reporting, management utilized the framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on that assessment, management concluded that, at December 31, 2018, the Company’s internal control over financial reporting is effective.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements at, and for, the year ended December 31, 2018, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting at December 31, 2018. This audit report issued by Ernst & Young LLP is included in Item 8 of this Annual Report on Form 10-K.

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information at the captions “Nominees for Directorship” (“Board Committees and Attendance,” “Membership by Director,” and “Membership by Committee”), “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Director Independence,” and “Shareholder Recommendations and Nominations for Election to the Board” in the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Shareholders to be held on April 23, 2019 and to be filed with the SEC is incorporated by reference into this Item 10.

Item 11.	EXECUTIVE COMPENSATION
The information at the captions “Executive Compensation” (“Compensation Discussion and Analysis,” “Compensation Policies that Affect Risk Management,” “Compensation Committee Report,” “2018 Summary Compensation Table,” “2018 Grants of Plan-Based Awards,” “Outstanding Equity Awards at December 31, 2018,” “2018 Pension Benefits Table,” “2018 Nonqualified Deferred Compensation Table,” “2018 Potential Payments Upon Termination or Change in Control,” “Option Exercises and Stock Vested in 2018,” and “2018 CEO Pay Ratio Disclosure”), “2018 Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” in the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Shareholders to be held on April 23, 2019 and to be filed with the SEC is incorporated by reference into this Item 11.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information at the captions “Equity Compensation Plans,” and “Stock Ownership of Directors, Management and Principal Shareholders” in the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Shareholders to be held on April 23, 2019 and to be filed with the SEC is incorporated by reference into this Item 12.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information at the captions “Policies and Procedures for Approval of Related Party Transactions,” “Transactions with Related Persons, Promoters, and Certain Control Persons,” and “Corporate Governance and Director Independence” in the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Shareholders to be held on April 23, 2019 and to be filed with the SEC is incorporated by reference into this Item 13.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information at the captions “Audit Fees and Related Matters,” “Audit and Non-Audit Fees,” and “Audit Committee Policy for Pre-Approval of Independent Auditor Services” in the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Shareholders to be held on April 23, 2019 and to be filed with the SEC is incorporated by reference into this Item 14.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) List of documents filed as a part of this report:
1. Financial Statements of SunTrust Banks, Inc. included in this report:
Reports of Independent Registered Public Accounting Firm;
Consolidated Statements of Income for the years ended December 31, 2018, 2017, and 2016;
Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017, and 2016;
Consolidated Balance Sheets at December 31, 2018 and 2017;
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2018, 2017, and 2016;
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016; and
Notes to Consolidated Financial Statements.

2. Financial Statement Schedules:
All financial statement schedules for the Company have been included in the Consolidated Financial Statements or the accompanying Notes, or are either inapplicable or not required.

3. Exhibits:

Exhibit Number	Description	Location
2	Agreement and Plan of Merger, dated February 7, 2019, by and between registrant and BB&T Corporation, incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed February 13, 2019.	(1)

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
		(1)

3.2	Bylaws of the Registrant, as amended and restated on October 15, 2018, incorporated by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K filed October 15, 2018.	(1)

4.1	Indenture between registrant and The First National Bank of Chicago, as Trustee, dated May 1, 1993, incorporated by reference to Exhibit 4(b) to Registration Statement No. 33-62162.	(1)

4.2	Indenture between registrant and PNC, N.A., as Trustee, dated May 1, 1993, incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-62162.	(1)

4.3	Indenture between National Commerce Financial Corporation and The Bank of New York, as Trustee, dated as of March 27, 1997, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of National Commerce Bancorporation (File No. 333-29251).	(1)

4.4	Form of Indenture between registrant and The First National Bank of Chicago, as Trustee, to be used in connection with the issuance of Subordinated Debt Securities, incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-25381 filed May 6, 1997.	(1)

4.5	First Supplemental Indenture between National Commerce Financial Corporation and the Bank of New York, as Trustee, dated as of March 27, 1997, incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of National Commerce Bancorporation (File No. 333-29251).	(1)

4.6	Form of Indenture between registrant and The First National Bank of Chicago, as Trustee, to be used in connection with the issuance of Subordinated Debt Securities, incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-46123 filed February 11, 1998.	(1)

4.7	Indenture, dated as of October 25, 2006, between SunTrust Banks, Inc. and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.3 to the registrant's Registration Statement on Form 8-A filed on December 5, 2006.	(1)

Exhibit Number	Description	Location
4.8	Form of First Supplemental Indenture (to Indenture dated as of October 25, 2006) between SunTrust Banks, Inc. and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.5 to the registrant's Registration Statement on Form 8-A filed on October 24, 2006.	(1)

4.9	Senior Indenture, dated as of September 10, 2007 by and between SunTrust Banks, Inc. and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on September 10, 2007.	(1)

4.10	Form of Series A Preferred Stock Certificate, incorporated by reference to Exhibit 4.2 to registrant's Current Report on Form 8-K filed September 12, 2006.	(1)

4.11	Form of Stock Certificate Representing the 5.853% Fixed-to-Floating Rate Normal Preferred Purchase Securities of SunTrust Preferred Capital I, incorporated by reference to Exhibit 4.3.2 to registrant's Post-Effective Amendment No. 1 to Form S-3 filed on October 18, 2006.	(1)

4.12	Form of Series F Preferred Stock Certificate, incorporated by reference to Exhibit 4.2 to registrant's Current Report on Form 8-K filed November 7, 2014.	(1)

4.13	Form of Series G Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed May 2, 2017.	(1)

4.14	Form of Series H Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed November 14, 2017.	(1)

10.1*	SunTrust Banks, Inc. Annual Incentive Plan, amended and restated as of January 1, 2018.	(2)

10.2*
SunTrust Banks, Inc. 2009 Stock Plan, as amended and restated as of August 11, 2015, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 13, 2015, together with (i) Form of Nonqualified Stock Option Agreement; (ii) Form of Performance-Vested Stock Option Agreement; (iii) Form of Pro-Rata Nonqualified Stock Option Award Agreement; (iv) Form of Non-Employee Director Restricted Stock Award Agreement; (v) Form of Non-Employee Director Restricted Stock Unit Award Agreement; (vi) Form of Nonqualified Stock Option Award Agreement with clawback under the SunTrust Banks, Inc. 2009 Stock Plan; (vii) Form of Restricted Stock Unit Agreement, 2016 Return on Tangible Common Equity; (viii) Form of Restricted Stock Unit Agreement, 2016 Retention I; (ix) Form of Restricted Stock Unit Agreement, 2016 Retention II; (x) Form of Restricted Stock Unit Award Agreement, 2016 ROTCE/TSR; (xi) Form of Performance Vested Restricted Stock Unit Award Agreement, 2017, (ROTCE/TSR); (xii) Form of Time Vested Restricted Stock Unit Award Agreement, 2017, Type I (VIR); (xiii) Form of Time Vested Restricted Stock Unit Award Agreement, 2017, Type II; (xiv) Form of Performance Vested Restricted Stock Unit Award Agreement, 2018, Type I; (xv) Form of Performance Vested Restricted Stock Unit Award Agreement, 2018, Type II; (xvi) Form of Time Vested Restricted Stock Unit Award Agreement, 2018, Type I; (xvii) Form of Time Vested Restricted Stock Unit Award Agreement, 2018, Type II; (xviii) Form of Time Vested Restricted Stock Unit Award Agreement, 2018, Type III; and (xix) Form of Time Vested Restricted Stock Unit Award Agreement, 2018, Type IV, incorporated by reference to:
		(1)

(i) Exhibit 10.1.1 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (ii) Exhibit 10.1.2 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (iii) Exhibit 10.3 of the Company's Current Report on Form 8-K filed April 4, 2011; (iv) Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 27, 2011; (v) Exhibit 10.2 of the Company's Current Report on Form 8-K filed April 27, 2011; (vi) Exhibit 10.29 of the Company's Annual Report on Form 10-K filed February 24, 2012; (vii) Exhibit 10.7 of the Company's Annual Report on Form 10-K filed February 23, 2016; (viii) Exhibit 10.1 of the Company's Current Report on Form 8-K filed February 12, 2016; (ix) Exhibit 10.2 of the Company's Current Report on Form 8-K filed February 12, 2016; (x) Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed May 4, 2016; (xi to xiii) Exhibit 10.19, Exhibit 10.20, and Exhibit 10.21 of the Company's Annual Report on Form 10-K filed February 24, 2017; and (xiv) to (xix) Exhibit 10.18, Exhibit 10.19, Exhibit 10.20, Exhibit 10.21, Exhibit 10.22, and Exhibit 10.23 of the Company's Annual Report on Form 10-K filed February 23, 2018.

10.3*
SunTrust Banks, Inc. 2004 Stock Plan, effective April 20, 2004, as amended and restated February 12, 2008, incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed February 15, 2008, as further amended effective January 1, 2009, incorporated by reference to Exhibit 10.14 to the registrant's Current Report on Form 8-K filed January 7, 2009, together with (i) Form of Non-Qualified Stock Option Agreement and (ii) Form of Director Restricted Stock Unit Agreement, incorporated by reference to (i) Exhibit 10.70 of the registrant's Quarterly Report on Form 10-Q filed May 8, 2006 and (ii) Exhibit 10.74 of the registrant's Quarterly Report on Form 10-Q filed May 8, 2006.
		(1)

10.4*	SunTrust Banks, Inc. 2000 Stock Plan, effective February 8, 2000, and amendments effective January 1, 2005, November 14, 2006, and January 1, 2009, incorporated by reference to Exhibit A to registrant's 2000 Proxy Statement on Form 14A (File No. 001-08918), to Exhibits 10.1 and 10.2 to the registrant's Current Report on Form 8-K filed February 16, 2007, and to Exhibit 10.12 to the registrant's Current Report on Form 8-K filed January 7, 2009.	(1)

Exhibit Number	Description	Location
10.5*	SunTrust Banks, Inc. Supplemental Executive Retirement Plan, amended and restated as of January 1, 2011, incorporated by reference to Exhibit 10.7 to the registrant's Quarterly Report on Form 10-Q filed August 9, 2011, as further amended by Amendment Number One, effective as of January 1, 2012, incorporated by reference to Exhibit 10.10 to the registrant's Annual Report on Form 10-K filed February 24, 2012.	(1)

10.6*	SunTrust Banks, Inc. ERISA Excess Retirement Plan, amended and restated effective as of January 1, 2011, incorporated by reference to Exhibit 10.8 to the registrant's Quarterly Report on Form 10-Q filed August 9, 2011, as further amended by Amendment Number One, effective as of January 1, 2012, incorporated by reference to Exhibit 10.1 to the registrant's Annual Report on Form 10-K filed February 24, 2012.	(1)

10.7*	SunTrust Restoration Plan, amended and restated effective May 31, 2011, incorporated by reference to Exhibit 10.9 to the registrant's Quarterly Report on Form 10-Q filed August 9, 2011, as further amended by Amendment Number One, effective as of January 1, 2012, incorporated by reference to Exhibit 10.11 to the registrant's Annual Report on Form 10-K filed February 24, 2012.	(1)

10.8*	Executive Severance Plan, amended and restated January 1, 2019.	(2)

10.9*	SunTrust Banks, Inc. Deferred Compensation Plan, amended and restated effective as of January 1, 2015, incorporated by reference to Exhibit 10.10 to the registrant's Annual Report on Form 10-K filed February 24, 2015.	(1)

10.10*	SunTrust Banks, Inc. 401(k) Plan, amended and restated effective as of January 1, 2016, incorporated by reference to Exhibit 10.13 to the registrant's Annual Report on Form 10-K filed February 24, 2017.	(1)

10.11*	SunTrust Banks, Inc. 401(k) Plan Trust Agreement, amended and restated as of July 1, 2011, incorporated by reference to Exhibit 10.23 to the registrant's Annual Report on Form 10-K filed February 24, 2012.	(1)

10.12
Master Agency Agreement, dated as of September 13, 2010 among SunTrust and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 1.1 to the registrant's Form 8-K filed on September 14, 2010), as amended by (i) Amendment No. 1 to Master Agency Agreement, dated October 3, 2012, incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed October 3, 2012, and (ii) the Agent Accession Letter, dated April 25, 2018, between SunTrust Banks, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated by reference to Exhibit 1.2 to the registrant's Current Report on Form 8-K filed April 26, 2018.
		(1)

10.13*
SunTrust Banks, Inc. 2018 Omnibus Incentive Compensation Plan, incorporated by reference to Appendix B to Registrant's definitive Proxy Statement filed March 9, 2018 together with (i) Form of Non-employee Director Restricted Stock Award Agreement; (ii) Form of Performance-Vested Restricted Stock Unit Award Agreement, Type I; (iii) Form of Performance-Vested Restricted Stock Unit Award, Type II; (iv) Form of Time-Vested Restricted Stock Unit Award Agreement, Type I; (v) Form of Time-Vested Restricted Stock Unit Award Agreement, Type II; (vi) Form of Time-Vested Restricted Stock Unit Award Agreement, Type III; and (vii) Form of Time-Vested Restricted Stock Unit Award Agreement, Type IV, incorporated by reference to: (i) to (vii) Exhibit 10.2, Exhibit 10.3, Exhibit 10.4, Exhibit 10.5, Exhibit 10.6, Exhibit 10.7, and Exhibit 10.8 of the registrant's Quarterly Report on Form 10-Q filed May 4, 2018.
		(1)

10.14*	SunTrust Banks, Inc. Directors Deferred Compensation Plan, amended and restated as of January 1, 2009, incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed January 7, 2009, as further amended by Amendment Number One, effective as of January 1, 2018, filed herewith.	(2)

21	Registrant's Subsidiaries.	(2)

23	Consent of Independent Registered Public Accounting Firm.	(2)

31.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(2)

31.2	Certification of Corporate Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(2)

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(2)

32.2	Certification of Corporate Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(2)

Exhibit Number	Description	Location
99	Recoupment Policy.	(2)

101	Interactive Data File (XBRL tags are embedded within the Inline XBRL document).	(2)

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

*	Management contract or compensatory plan or arrangement
(1)	incorporated by reference
(2)	filed herewith

Item 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, on the 22nd day of February 2019.

SUNTRUST BANKS, INC.
(Registrant)

By: /s/ William H. Rogers, Jr.
William H. Rogers, Jr.,
Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Ellen M. Fitzsimmons and L. Allison Dukes and each of them acting individually, as her attorneys-in-fact, each with full power of substitution, for her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Date	Title

Principal Executive Officer:
/s/ William H. Rogers, Jr.	February 14, 2019	Chairman of the Board and
William H. Rogers, Jr.		Chief Executive Officer

Principal Financial Officer:
/s/ L. Allison Dukes	February 14, 2019	Corporate Executive Vice President and
L. Allison Dukes		Chief Financial Officer

Principal Accounting Officer:
/s/ R. Ryan Richards	February 14, 2019	Senior Vice President and Controller
R. Ryan Richards

Directors:
/s/ Agnes Bundy Scanlan	February 15, 2019	Director
Agnes Bundy Scanlan

/s/ Dallas S. Clement	February 15, 2019	Director
Dallas S. Clement

/s/ Paul R. Garcia	February 15, 2019	Director
Paul R. Garcia

/s/ M. Douglas Ivester	February 15, 2019	Director
M. Douglas Ivester

/s/ Donna S. Morea	February 15, 2019	Director
Donna S. Morea

/s/ David M. Ratcliffe	February 15, 2019	Director
David M. Ratcliffe

/s/ Frank P. Scruggs, Jr.	February 15, 2019	Director
Frank P. Scruggs, Jr.

/s/ Bruce L. Tanner	February 15, 2019	Director
Bruce L. Tanner

/s/ Steven C. Voorhees	February 15, 2019	Director
Steven C. Voorhees

/s/ Thomas R. Watjen	February 15, 2019	Director
Thomas R. Watjen