Form 10-Q
period 2019-03-31
SUNTRUST BANKS INC
filed 2019-05-06
CIK 750556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

Commission file number 001-08918
SunTrust Banks, Inc.
(Exact name of registrant as specified in its charter)

Georgia	58-1575035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
303 Peachtree Street, N.E., Atlanta, Georgia 30308
(Address of principal executive offices) (Zip Code)
(800) 786-8787
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock	STI	New York Stock Exchange
Depositary Shares, Each Representing a 1/4000th Interest in a Share of Perpetual Preferred Stock, Series A	STI PRA	New York Stock Exchange
5.853% Fixed-to-Floating Rate Normal Preferred Purchase Securities of SunTrust Preferred Capital I (representing interests in shares of Perpetual Preferred Stock, Series B)	STI/PRI	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☐    No  ☑
At April 30, 2019, 443,825,510 shares of the registrant’s common stock, $1.00 par value, were outstanding.

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
CPI — Consumer Price Index.
CPR — Conditional prepayment rate.
CRE — Commercial real estate.
CSA — Credit support annex.
CVA — Credit valuation adjustment.
DDA — Demand deposit account.
Dodd-Frank Act — Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
DTA — Deferred tax asset.
DVA — Debit valuation adjustment.
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
Merger — the Company's proposed merger with BB&T that was announced on February 7, 2019.
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

Important Cautionary Statement About Forward-Looking Statements

This Quarterly Report contains forward-looking statements. Statements regarding: (i) future impacts of ASUs not yet adopted; (ii) future levels of net interest margin, Merger-related costs, efficiency ratios, the net charge-offs to total average LHFI ratio, the ALLL to period-end LHFI ratio, the provision for loan losses, capital ratios, our effective tax rate, and deposit costs; (iii) the amount and timing of our tangible efficiency target and progress; (iv) future trends or increases in deposit costs; (v) our intentions with respect to future share repurchases and preferred stock issuances; (vi) growth opportunities in our Wholesale segment; (vii) the Merger and the potential effects of the Merger on our business and operations upon or prior to the consummation thereof; (viii) the synergies and corresponding benefits expected to be realized from the Merger, including increased capacity to invest in talent, technology, and innovation; (ix) information regarding the combined business and operations of SunTrust and BB&T following the Merger, if consummated; (x) the possibility of purchasing additional interest rate swaps or terminating existing swaps; (xi) future changes in the size and composition of the investment securities portfolio; (xii) the estimated impacts of proposed regulatory capital rules or changes in banking laws, rules, or regulations; and (xiii) our future credit ratings and outlook, are forward-looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “target,” “forecast,” “future,” “strategy,” “goal,” “initiative,” “plan,” “propose,” “opportunity,” “potentially,” “probably,” “project,” “outlook,” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Such statements are based upon the current beliefs and expectations of management and on information currently available to management. They speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.
Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Part I, Item 1A, “Risk Factors,” in our 2018 Annual Report on Form 10-K. Such factors include: failure to complete the Merger could negatively impact our stock price and our future business and financial results; we will be subject to uncertainties while the Merger is pending, which could adversely affect our business; the Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed; because the market price of BB&T Common Stock may fluctuate, our shareholders cannot be certain of the precise value of the merger consideration they may receive in the Merger; our ability to complete the Merger is subject to the receipt of approval from various federal and state regulatory agencies, which may impose conditions that could adversely affect us or cause the Merger to be abandoned;

shareholder litigation could prevent or delay the closing of the Merger or otherwise negatively impact our business and operations; current or future legislation or regulation could require us to change our business practices, reduce revenue, impose additional costs, or otherwise adversely affect business operations or competitiveness; we are subject to stringent capital adequacy and liquidity requirements and our failure to meet these would adversely affect our financial condition; the monetary and fiscal policies of the federal government and its agencies could have a material adverse effect on our earnings; our financial results have been, and may continue to be, materially affected by general economic conditions, and a deterioration of economic conditions or of the financial markets may materially adversely affect our lending activity or other businesses, as well as our financial condition and results; changes in market interest rates or capital markets could adversely affect our revenue and expenses, the value of assets and obligations, as well as the availability and cost of capital and liquidity; interest rates on our outstanding and future financial instruments might be subject to change based on regulatory developments, which could adversely affect our revenue, expenses, and the value of those financial instruments; our earnings may be affected by volatility in mortgage production and servicing revenues, and by changes in carrying values of our servicing assets and mortgages held for sale due to changes in interest rates; disruptions in our ability to access global capital markets and other sources of wholesale funding may adversely affect our capital resources and liquidity; we are subject to credit risk; we may have more credit risk and higher credit losses to the extent that our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral; we rely on the mortgage secondary market and GSEs for some of our liquidity; loss of customer deposits could increase our funding costs; any reduction in our credit rating could increase the cost of our funding from the capital markets; we are subject to litigation, and our expenses related to this litigation may adversely affect our results; we may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations; we are subject to certain risks related to originating and selling mortgages, and may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, or borrower fraud, and this could harm our liquidity, results of operations, and financial condition; we face risks as a servicer of loans; consumers and small businesses may decide not to use banks to complete their financial transactions, which could affect our revenue; we have businesses other than banking which subject us to a variety of risks; negative public opinion could damage our reputation and adversely impact business and revenues; we may face more intense scrutiny of our sales, training, and incentive compensation practices; we rely on other companies to provide key components of our business infrastructure; competition in the financial services industry is intense and we could lose business or suffer margin declines as a result; we continually encounter technological change and must effectively develop and implement new technology; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we depend on the expertise of key personnel, and if these individuals leave or change their roles without effective replacements, operations may suffer; we may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of changes in the marketplace, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategies; our framework for managing risks may not be effective in mitigating risk and loss to us; our controls and procedures may not prevent or detect all errors or acts of fraud; we are at risk of increased losses from fraud; our operational or communications systems or infrastructure may fail or may be the subject of a breach or cyber-attack that, if successful, could adversely affect our business or disrupt business continuity; a disruption, breach, or failure in the operational systems or infrastructure of our third party vendors or other service providers, including as a result of cyber-attacks, could adversely affect our business; natural disasters and other catastrophic events could have a material adverse impact on our operations or our financial condition and results; the soundness of other financial institutions could adversely affect us; we depend on the accuracy and completeness of information about clients and counterparties; our accounting policies and processes are critical to how we report our financial condition and results of operation, and they require management to make estimates about matters that are uncertain; depressed market values for our stock and adverse economic conditions sustained over a period of time may require us to write down all or some portion of our goodwill; our stock price can be volatile; we might not pay dividends on our stock; our ability to receive dividends from our subsidiaries or other investments could affect our liquidity and ability to pay dividends; and certain banking laws and certain provisions of our articles of incorporation may have an anti-takeover effect.

PART I - FINANCIAL INFORMATION
The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)
SunTrust Banks, Inc.
Consolidated Statements of Income

	Three Months Ended March 31
(Dollars in millions and shares in thousands, except per share data) (Unaudited)	2019	2018
Interest Income
Interest and fees on loans held for investment	$1,697	$1,398
Interest and fees on loans held for sale	13	21
Interest on securities available for sale	221	206
Trading account interest and other	56	43
Total interest income	1,987	1,668
Interest Expense
Interest on deposits	249	131
Interest on long-term debt	125	74
Interest on other borrowings	69	22
Total interest expense	443	227
Net interest income	1,544	1,441
Provision for credit losses	153	28
Net interest income after provision for credit losses	1,391	1,413
Noninterest Income
Service charges on deposit accounts	137	146
Other charges and fees [1]	87	85
Card fees	82	81
Investment banking income [1]	130	133
Trading income	60	42
Mortgage related income [2]	100	90
Trust and investment management income	71	75
Retail investment services	69	72
Commercial real estate related income	24	23
Net securities gains/(losses)	—	1
Other noninterest income	24	48
Total noninterest income	784	796
Noninterest Expense
Employee compensation	676	707
Employee benefits	148	146
Outside processing and software	238	206
Net occupancy expense	102	94
Merger-related costs	45	—
Equipment expense	42	40
Marketing and customer development	41	41
Operating losses	22	6
Regulatory assessments	19	41
Amortization	15	15
Other noninterest expense	141	121
Total noninterest expense	1,489	1,417
Income before provision for income taxes	686	792
Provision for income taxes	104	147
Net income including income attributable to noncontrolling interest	582	645
Less: Net income attributable to noncontrolling interest	2	2
Net income	580	643
Less: Preferred stock dividends	26	31
Net income available to common shareholders	$554	$612
Net income per average common share:
Diluted	$1.24	$1.29
Basic	1.25	1.31
Dividends declared per common share	0.50	0.40
Average common shares outstanding - diluted	446,662	473,620
Average common shares outstanding - basic	443,566	468,723

1  Beginning July 1, 2018, the Company began presenting bridge commitment fee income related to capital market transactions in Investment banking income on the Consolidated Statements of Income. For periods prior to July 1, 2018, this income was previously presented in Other charges and fees and has been reclassified to Investment banking income for comparability.
2 Beginning with the 2018 Form 10-K, the Company began presenting Mortgage production related income and Mortgage servicing related income as a single line item on the Consolidated Statements of Income titled Mortgage related income. Prior periods have been conformed to this updated presentation for comparability.
See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended March 31
(Dollars in millions) (Unaudited)	2019	2018
Net income	$580	$643
Components of other comprehensive income/(loss):
Change in net unrealized gains/(losses) on securities available for sale, net of tax of $116 and ($130), respectively	377	(425)
Change in net unrealized gains/(losses) on derivative instruments, net of tax of $24 and ($38), respectively	76	(124)
Change in net unrealized (losses)/gains on brokered time deposits, net of tax of $0 and $0, respectively	(1)	1
Change in credit risk adjustment on long-term debt, net of tax of $0 and $1, respectively	(1)	2
Change related to employee benefit plans, net of tax of $2 and $1, respectively	3	(2)
Total other comprehensive income/(loss), net of tax	454	(548)
Total comprehensive income	$1,034	$95

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in millions and shares in thousands, except per share data)	2019	2018
Assets	(Unaudited)
Cash and due from banks	$4,521	$5,791
Federal funds sold and securities borrowed or purchased under agreements to resell	1,386	1,679
Interest-bearing deposits in other banks	25	25
Cash and cash equivalents	5,932	7,495
Trading assets and derivative instruments [1]	6,259	5,506
Securities available for sale [2]	31,853	31,442
Loans held for sale ($1,059 and $1,178 at fair value at March 31, 2019 and December 31, 2018, respectively)	1,781	1,468
Loans held for investment [3] ($134 and $163 at fair value at March 31, 2019 and December 31, 2018, respectively)	155,233	151,839
Allowance for loan and lease losses	(1,643)	(1,615)
Net loans held for investment	153,590	150,224
Premises, property, and equipment, net	1,997	2,024
Goodwill	6,331	6,331
Other intangible assets (Residential MSRs at fair value: $1,883 and $1,983 at March 31, 2019 and December 31, 2018, respectively)	1,963	2,062
Other assets ($85 and $95 at fair value at March 31, 2019 and December 31, 2018, respectively)	10,719	8,991
Total assets	$220,425	$215,543

Liabilities
Noninterest-bearing deposits	$40,345	$40,770
Interest-bearing deposits ($473 and $403 at fair value at March 31, 2019 and December 31, 2018, respectively)	121,807	121,819
Total deposits	162,152	162,589
Funds purchased	1,169	2,141
Securities sold under agreements to repurchase	1,962	1,774
Other short-term borrowings	7,259	4,857
Long-term debt [4] ($296 and $289 at fair value at March 31, 2019 and December 31, 2018, respectively)	17,395	15,072
Trading liabilities and derivative instruments	1,609	1,604
Other liabilities	4,056	3,226
Total liabilities	195,602	191,263
Shareholders’ Equity
Preferred stock, no par value	2,025	2,025
Common stock, $1.00 par value	553	553
Additional paid-in capital	8,938	9,022
Retained earnings	19,882	19,522
Treasury stock, at cost, and other [5]	(5,609)	(5,422)
Accumulated other comprehensive loss, net of tax	(966)	(1,420)
Total shareholders’ equity	24,823	24,280
Total liabilities and shareholders’ equity	$220,425	$215,543

Common shares outstanding [6]	443,713	446,888
Common shares authorized	750,000	750,000
Preferred shares outstanding	20	20
Preferred shares authorized	50,000	50,000
Treasury shares of common stock	109,071	105,896

[1] Includes trading securities pledged as collateral where counterparties have the right to sell or repledge the collateral	$1,382	$1,442
[2] Includes securities AFS pledged as collateral where counterparties have the right to sell or repledge the collateral	210	222
[3] Includes loans held for investment of consolidated VIEs	147	153
[4] Includes debt of consolidated VIEs	156	161
[5] Includes noncontrolling interest	101	103
[6] Includes restricted shares	7	7

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Shareholders’ Equity

(Dollars and shares in millions, except per share data) (Unaudited)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury [1] Stock and Other	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2018	$2,475	471	$550	$9,000	$17,540	($3,591)	($820)	$25,154
Cumulative effect of adjustment related to ASU adoptions [2]	—	—	—	—	144	—	(154)	(10)
Net income	—	—	—	—	643	—	—	643
Other comprehensive loss	—	—	—	—	—	—	(548)	(548)
Change in noncontrolling interest	—	—	—	—	—	(2)	—	(2)
Common stock dividends, $0.40 per share	—	—	—	—	(187)	—	—	(187)
Preferred stock dividends [3]	—	—	—	—	(31)	—	—	(31)
Redemption of preferred stock, Series E	(450)	—	—	—	—	—	—	(450)
Repurchase of common stock	—	(5)	—	—	—	(330)	—	(330)
Exercise of stock options and stock compensation expense	—	1	—	—	—	32	—	32
Exercise of stock warrants	—	2	2	—	—	—	—	2
Restricted stock activity	—	1	—	(40)	(2)	38	—	(4)
Balance, March 31, 2018	$2,025	470	$552	$8,960	$18,107	($3,853)	($1,522)	$24,269

Balance, January 1, 2019	$2,025	447	$553	$9,022	$19,522	($5,422)	($1,420)	$24,280
Cumulative effect adjustment related to ASU adoption [4]	—	—	—	—	31	—	—	31
Net income	—	—	—	—	580	—	—	580
Other comprehensive income	—	—	—	—	—	—	454	454
Change in noncontrolling interest	—	—	—	—	—	(2)	—	(2)
Common stock dividends, $0.50 per share	—	—	—	—	(222)	—	—	(222)
Preferred stock dividends [3]	—	—	—	—	(26)	—	—	(26)
Repurchase of common stock	—	(4)	—	—	—	(250)	—	(250)
Exercise of stock options and stock compensation expense	—	—	—	(1)	—	3	—	2
Restricted stock activity	—	1	—	(83)	(3)	62	—	(24)
Balance, March 31, 2019	$2,025	444	$553	$8,938	$19,882	($5,609)	($966)	$24,823
1 At March 31, 2019, includes ($5,710) million for treasury stock and $101 million for noncontrolling interest.
At March 31, 2018, includes ($3,953) million for treasury stock, less than ($1) million for the compensation element of restricted stock, and $101 million for noncontrolling interest.
2 Related to the Company’s adoption of ASU 2014-09, ASU 2016-01, ASU 2017-12, and ASU 2018-02 on January 1, 2018. See Note 1, “Significant Accounting Policies,” to the Company's 2018 Annual Report on Form 10-K for additional information.
3 For the three months ended March 31, 2019, dividends were $1,000 per share for both Series A and B Preferred Stock, $1,406 per share for Series F Preferred Stock, $1,263 per share for Series G Preferred Stock, and $1,281 per share for Series H Preferred Stock.
For the three months ended March 31, 2018, dividends were $1,000 per share for both Series A and B Preferred Stock, $1,469 per share for Series E Preferred Stock, $1,406 per share for Series F Preferred Stock, $1,038 per share for Series G Preferred Stock, and $1,281 per share for Series H Preferred Stock.
4 Related to the Company’s adoption of ASU 2016-02 on January 1, 2019. See Note 1, “Significant Accounting Policies,” for additional information.

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc. Consolidated Statements of Cash Flows

	Three Months Ended March 31
(Dollars in millions) (Unaudited)	2019	2018
Cash Flows from Operating Activities:
Net income including income attributable to noncontrolling interest	$582	$645
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization, and accretion	172	175
Origination of servicing rights	(67)	(80)
Provisions for credit losses and foreclosed property	156	30
Stock-based compensation	37	56
Net securities (gains)/losses	—	(1)
Net (gains)/losses on sale of loans held for sale, loans, and other assets	(46)	11
Net increase in loans held for sale	(265)	(100)
Net increase in trading assets and derivative instruments	(753)	(182)
Net increase in other assets [1]	(354)	(644)
Net decrease in other liabilities	(285)	(110)
Net cash used in operating activities	(823)	(200)
Cash Flows from Investing Activities:
Proceeds from maturities, calls, and paydowns of securities available for sale	853	858
Proceeds from sales of securities available for sale	111	1,663
Purchases of securities available for sale	(962)	(2,689)
Net (increase)/decrease in loans and leases, including purchases [1]	(3,625)	413
Proceeds from sales of loans and leases	40	36
Net cash paid for servicing rights	(1)	(60)
Capital expenditures	(81)	(67)
Proceeds from the sale of other real estate owned and other assets	29	52
Other investing activities	8	3
Net cash (used in)/provided by investing activities	(3,628)	209
Cash Flows from Financing Activities:
Net (decrease)/increase in total deposits	(437)	1,599
Net increase/(decrease) in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	1,618	(1,209)
Proceeds from issuance of long-term debt	2,264	1,311
Repayments of long-term debt	(35)	(333)
Repurchase of preferred stock	—	(450)
Repurchase of common stock	(250)	(330)
Common and preferred stock dividends paid	(225)	(197)
Taxes paid related to net share settlement of equity awards	(49)	(42)
Proceeds from exercise of stock options	2	34
Net cash provided by financing activities	2,888	383
Net (decrease)/increase in cash and cash equivalents	(1,563)	392
Cash and cash equivalents at beginning of period	7,495	6,912
Cash and cash equivalents at end of period	$5,932	$7,304

Supplemental Disclosures:
Loans transferred from loans held for sale to loans held for investment	4	6
Loans transferred from loans held for investment to loans held for sale	614	204
Loans transferred from loans held for investment to other real estate owned	10	19

1 Pursuant to the Company’s adoption of ASU 2016-02 on January 1, 2019, it began including the interest portion of lessee payments received from sales-type and direct financing leases, which totaled $34 million for the three months ended March 31, 2019, within operating activities, with the principal portion of lessee payments remaining within investing activities. For periods prior to January 1, 2019, interest payments were not retrospectively reclassified and remain within investing activities. See Note 1, “Significant Accounting Policies,” for additional information.

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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes; actual results could vary from these estimates. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Interim Consolidated Financial Statements should be read in conjunction with the Company’s 2018 Annual Report on Form 10-K.

Changes in Significant Accounting Policies
Pursuant to the Company’s adoption of ASC Topic 842 as of January 1, 2019, the Company updated its accounting policy related to leases. See Note 10, “Leases,” for new disclosures and policy information related to the Company’s leases. There were no other significant changes to the Company’s accounting policies from those disclosed in the Company’s 2018 Annual Report on Form 10-K that could have a material effect on the Company's financial statements.
Subsequent Events
The Company evaluated events that occurred between March 31, 2019 and the date the accompanying financial statements were issued, and there were no material events, other than those already discussed in this Form 10-Q, that would require recognition in the Company’s Consolidated Financial Statements or disclosure in the accompanying Notes.

Accounting Pronouncements
The following table summarizes ASUs issued by the FASB that were adopted during the three months ended March 31, 2019 or not yet adopted as of March 31, 2019, that could have a material effect on the Company’s financial statements:

Standard	Description	Required Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standards Adopted in 2019
ASU 2016-02, Leases (Topic 842) and subsequent related ASUs
These ASUs create and amend ASC Topic 842, Leases, which supersedes ASC Topic 840, Leases. ASC Topic 842 requires lessees to recognize right-of-use assets and associated liabilities that arise from leases, with the exception of short-term leases. These ASUs do not make significant changes to lessor accounting; however, there were certain improvements made to align lessor accounting with the lessee accounting model and ASC Topic 606, Revenue from Contracts with Customers. Furthermore, there are several new qualitative and quantitative disclosures required for lessees and lessors, including updated guidance around the presentation of certain cash receipts on the Company’s Consolidated Statements of Cash Flows.

Upon transition, lessees and lessors have the option to either:
(i) Recognize and measure leases at the beginning of the earliest period presented using a modified retrospective transition approach; or
(ii) Apply a modified retrospective transition approach as of the date of adoption.

January 1, 2019
The Company adopted these ASUs on January 1, 2019, using a modified retrospective transition approach as of the date of adoption, which resulted in the recognition of $1.2 billion and $1.3 billion in right-of-use assets and associated lease liabilities, respectively, arising from operating leases in which the Company is the lessee, on the Company's Consolidated Balance Sheets. The amount of the right-of-use assets and associated lease liabilities recorded upon adoption was based primarily on the present value of unpaid future minimum lease payments, the amount of which was based on the population of leases in effect at the date of adoption. At March 31, 2019, the Company’s right-of-use assets and lease liabilities recorded on its Consolidated Balance Sheets totaled $1.2 billion and $1.3 billion, respectively.

Upon adoption, the Company also recognized a cumulative effect adjustment of $31 million to increase the beginning balance of retained earnings (as of January 1, 2019) for deferred gains on sale-leaseback transactions that occurred prior to the date of adoption and for other transition provisions. These ASUs did not have a material impact on the timing of expense or income recognition in the Company’s Consolidated Statements of Income.

Furthermore, effective January 1, 2019, the Company prospectively changed its presentation of certain cash receipts related to sales-type and direct financing leases in which it is the lessor on its Consolidated Statements of Cash Flows. Specifically, the Company began including on its Consolidated Statements of Cash Flows the interest portion of lessee payments received from sales-type and direct financing leases within operating activities, with the principal portion remaining within investing activities. For periods prior to the date of adoption, interest payments were not retrospectively reclassified and remain within investing activities. For the three months ended March 31, 2019, the Company included $34 million of interest payments received related to these sales-type and direct financing leases within operating activities on its Consolidated Statements of Cash Flows.

For additional information and required disclosures related to ASC 842, see Note 10, “Leases.”

Notes to Consolidated Financial Statements (Unaudited), continued

Standard	Description	Required Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standards Not Yet Adopted
ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326) and subsequent related ASUs
These ASUs create and amend ASC Topic 326, Financial Instruments - Credit Losses, which replaces the incurred loss impairment methodology with a current expected credit loss methodology for financial instruments measured at amortized cost and other commitments to extend credit. For this purpose, expected credit losses reflect losses over the remaining contractual life of an asset, considering the effect of voluntary prepayments and considering available information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The resulting allowance for credit losses is deducted from the amortized cost basis of the financial assets to reflect the net amount expected to be collected on the financial assets. Additional quantitative and qualitative disclosures are required upon adoption. The change to the allowance for credit losses at the time of the adoption will be made with a cumulative effect adjustment to retained earnings.

Although the current expected credit loss methodology does not apply to AFS debt securities, the ASU does require entities to record an allowance when recognizing credit losses for AFS securities, rather than recording a direct write-down of the carrying amount.

January 1, 2020 Early adoption is permitted beginning January 1, 2019.
The Company formed a cross-functional team to oversee the implementation of this ASU. A detailed implementation plan has been developed and substantial progress has been made on the identification and staging of data, development and validation of models, refinement of economic forecasting processes, and documentation of accounting policy decisions. Additionally, a new credit loss forecasting process is being implemented. In conjunction with this implementation, the Company is modifying the internal control environment, as appropriate. The Company plans to perform parallel runs of its new methodology beginning in the second quarter of 2019, prior to adoption of the ASU.

The Company plans to adopt these ASUs on January 1, 2020, and is evaluating the impact that these ASUs will have on its Consolidated Financial Statements and related disclosures. The Company currently anticipates that an increase to the allowance for credit losses will be recognized upon adoption to provide for the expected credit losses over the estimated life of the financial assets. The magnitude of the increase will depend on economic conditions and trends in the Company’s portfolio at the time of adoption.

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

January 1, 2020 Early adoption is permitted.
Based on the Company’s most recent qualitative goodwill impairment assessment performed as of October 1, 2018, there were no reporting units for which it was more-likely-than-not that the carrying amount of a reporting unit exceeded its respective fair value; therefore, this ASU would not currently have an impact on the Company’s Consolidated Financial Statements or related disclosures. However, if subsequent to adoption, the carrying amount of a reporting unit exceeds its respective fair value, the Company would be required to recognize an impairment charge for the amount that the carrying value exceeds the fair value.

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

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 2 – REVENUE RECOGNITION
The following tables reflect the Company’s noninterest income disaggregated by financial statement line item, business segment, and by the amount of each revenue stream that is in scope and out of scope of ASC Topic 606, Revenue from Contracts with Customers. Refer to Note 1, “Significant Accounting Policies,” and Note 2, “Revenue Recognition,” to

the Company's 2018 Annual Report on Form 10-K, for information regarding the Company's accounting policies for recognizing noninterest income, including the nature and timing of such revenue streams. The Company's contracts with customers generally do not contain terms that require significant judgment to determine the amount of revenue to recognize.

	Three Months Ended March 31, 2019
(Dollars in millions)	Consumer [1]	Wholesale [1]	Out of Scope [1,2]	Total
Noninterest income
Service charges on deposit accounts	$104	$33	$—	$137
Other charges and fees [3]	27	4	56	87
Card fees	55	26	1	82
Investment banking income	—	72	58	130
Trading income	—	—	60	60
Mortgage related income	—	—	100	100
Trust and investment management income	71	—	—	71
Retail investment services [4]	69	—	—	69
Commercial real estate related income	—	—	24	24
Net securities gains/(losses)	—	—	—	—
Other noninterest income	6	—	18	24
Total noninterest income	$332	$135	$317	$784

[1]
Consumer total noninterest income and Wholesale total noninterest income exclude $114 million and $229 million of out of scope noninterest income, respectively, which are included in the business segment results presented on a management accounting basis in Note 19, "Business Segment Reporting." Out of scope total noninterest income includes these amounts and also includes ($26) million of Corporate Other noninterest income that is not subject to ASC Topic 606.

[2]
The Company presents out of scope noninterest income for the purpose of reconciling noninterest income amounts within the scope of ASC Topic 606 to noninterest income amounts presented on the Company's Consolidated Statements of Income.

[3]	The Company recognized an immaterial amount of insurance trailing commissions, the majority of which related to performance obligations satisfied in prior periods.

[4]	The Company recognized $11 million of mutual fund 12b-1 fees and annuity trailing commissions, the majority of which related to performance obligations satisfied in periods prior to March 31, 2019.

	Three Months Ended March 31, 2018
(Dollars in millions)	Consumer [1]	Wholesale [1]	Out of Scope [1,2]	Total
Noninterest income
Service charges on deposit accounts	$104	$42	$—	$146
Other charges and fees [3,4]	28	3	54	85
Card fees	54	26	1	81
Investment banking income [3]	—	86	47	133
Trading income	—	—	42	42
Mortgage related income	—	—	90	90
Trust and investment management income	75	—	—	75
Retail investment services [5]	71	1	—	72
Commercial real estate related income	—	—	23	23
Net securities gains/(losses)	—	—	1	1
Other noninterest income	6	—	42	48
Total noninterest income	$338	$158	$300	$796

[1]
Consumer total noninterest income and Wholesale total noninterest income exclude $112 million and $182 million of out of scope noninterest income, respectively, which are included in the business segment results presented on a management accounting basis in Note 19, "Business Segment Reporting." Out of scope total noninterest income includes these amounts and also includes $6 million of Corporate Other noninterest income that is not subject to ASC Topic 606.

[2]
The Company presents out of scope noninterest income for the purpose of reconciling noninterest income amounts within the scope of ASC Topic 606 to noninterest income amounts presented on the Company's Consolidated Statements of Income.

[3]
Beginning July 1, 2018, the Company began presenting bridge commitment fee income related to capital market transactions in Investment banking income on the Consolidated Statements of Income. For periods prior to July 1, 2018, this income was previously presented in Other charges and fees and has been reclassified to Investment banking income for comparability.

[4]	The Company recognized an immaterial amount of insurance trailing commissions, the majority of which related to performance obligations satisfied in prior periods.

[5]	The Company recognized $13 million of mutual fund 12b-1 fees and annuity trailing commissions, the majority of which related to performance obligations satisfied in periods prior to March 31, 2018.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 3 - FEDERAL FUNDS SOLD AND SECURITIES FINANCING ACTIVITIES
Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell
Fed Funds sold and securities borrowed or purchased under agreements to resell were as follows:

(Dollars in millions)	March 31, 2019	December 31, 2018
Fed funds sold	$—	$42
Securities borrowed	468	394
Securities purchased under agreements to resell	918	1,243
Total Fed funds sold and securities borrowed or purchased under agreements to resell	$1,386	$1,679

Securities purchased under agreements to resell are primarily collateralized by U.S. government or agency securities and are carried at the amounts at which the securities will be subsequently resold, plus accrued interest. Securities borrowed are primarily collateralized by corporate securities. The Company borrows securities and purchases securities under agreements to resell as part of its securities financing activities. On the acquisition date of these securities, the Company and the related counterparty agree on the amount of collateral required to secure the principal amount loaned under these arrangements. The Company monitors collateral values daily and calls for additional collateral to be provided as warranted under the respective agreements. At March 31, 2019 and December 31, 2018, the total market value of collateral held was $1.4 billion and $1.6 billion, of which $56 million and $108 million was repledged, respectively.

Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as secured borrowings. The following table presents the Company’s related activity, by collateral type and remaining contractual maturity:

	March 31, 2019				December 31, 2018
(Dollars in millions)	Overnight and Continuous	Up to 30 days	30-90 days	Total	Overnight and Continuous	Up to 30 days	30-90 days	Total
U.S. Treasury securities	$110	$—	$—	$110	$197	$7	$—	$204
Federal agency securities	159	8	—	167	112	10	—	122
MBS - agency	993	81	8	1,082	881	35	—	916
CP	49	—	—	49	78	—	—	78
Corporate and other debt securities	418	64	72	554	216	158	80	454
Total securities sold under agreements to repurchase	$1,729	$153	$80	$1,962	$1,484	$210	$80	$1,774

For securities sold under agreements to repurchase, the Company would be obligated to provide additional collateral in the event of a significant decline in fair value of the collateral pledged. This risk is managed by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.

Netting of Securities - Repurchase and Resell Agreements
The Company has various financial assets and financial liabilities that are subject to enforceable master netting agreements or similar agreements. The Company's derivatives that are subject to enforceable master netting agreements or similar agreements are discussed in Note 16, “Derivative Financial Instruments.”

The following table presents the Company's securities borrowed or purchased under agreements to resell and securities sold under agreements to repurchase that are subject to MRAs. Generally, MRAs require collateral to exceed the asset or liability recognized on the balance sheet. Transactions subject to these agreements are treated as collateralized financings, and those with a single counterparty are permitted to be presented net on the Company's Consolidated Balance Sheets, provided certain criteria are met that permit balance sheet netting. At March 31, 2019 and December 31, 2018, there were no such transactions subject to legally enforceable MRAs that were eligible for balance sheet netting. The following table includes the amount of collateral pledged or received related to exposures subject to enforceable MRAs. While these agreements are typically over-collateralized, the amount of collateral presented in this table is limited to the amount of the related recognized asset or liability for each counterparty.

Notes to Consolidated Financial Statements (Unaudited), continued

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
March 31, 2019
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,386	$—	$1,386	[1]	$1,368	$18
Financial liabilities:
Securities sold under agreements to repurchase	1,962	—	1,962		1,960	2

December 31, 2018
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,637	$—	$1,637	[1]	$1,624	$13
Financial liabilities:
Securities sold under agreements to repurchase	1,774	—	1,774		1,774	—

1 Excludes $0 and $42 million of Fed Funds sold, which are not subject to a master netting agreement at March 31, 2019 and December 31, 2018, respectively.

NOTE 4 - TRADING ASSETS AND LIABILITIES AND DERIVATIVE INSTRUMENTS

The fair values of the components of trading assets and liabilities and derivative instruments are presented in the following table:

(Dollars in millions)	March 31, 2019	December 31, 2018
Trading Assets and Derivative Instruments:
U.S. Treasury securities	$258	$262
Federal agency securities	281	188
U.S. states and political subdivisions	33	54
MBS - agency	814	860
Corporate and other debt securities	889	700
CP	283	190
Equity securities	71	73
Derivative instruments [1]	1,028	639
Trading loans [2]	2,602	2,540
Total trading assets and derivative instruments	$6,259	$5,506

Trading Liabilities and Derivative Instruments:
U.S. Treasury securities	$873	$801
MBS - agency	3	3
Corporate and other debt securities	456	385
Equity securities	13	5
Derivative instruments [1]	264	410
Total trading liabilities and derivative instruments	$1,609	$1,604
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
Product offerings to clients include debt securities, loans traded in the secondary market, equity securities, derivative contracts, and other similar financial instruments. Other trading-

related activities include acting as a market maker for certain debt and equity security transactions, derivative instrument transactions, and foreign exchange transactions. The Company also uses derivatives to manage its interest rate and market risk from non-trading activities. The Company has policies and procedures to manage market risk associated with client trading and non-trading activities, and assumes a limited degree of market risk by managing the size and nature of its exposure. For valuation assumptions and additional information related to the Company's trading products and derivative instruments, see Note 16, “Derivative Financial Instruments,” Note 17, “Fair Value Election and Measurement,” and the Company's 2018 Annual Report on Form 10-K.

Notes to Consolidated Financial Statements (Unaudited), continued

Pledged trading assets are presented in the following table:

(Dollars in millions)	March 31, 2019	December 31, 2018
Pledged trading assets to secure repurchase agreements [1]	$1,337	$1,418
Pledged trading assets to secure certain derivative agreements	43	22
Pledged trading assets to secure other arrangements	40	40
1 Repurchase agreements secured by collateral totaled $1.3 billion and $1.4 billion at March 31, 2019 and December 31, 2018, respectively.

NOTE 5 – INVESTMENT SECURITIES
Investment Securities Portfolio Composition

	March 31, 2019
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities AFS:
U.S. Treasury securities	$4,279	$4	$24	$4,259
Federal agency securities	143	1	2	142
U.S. states and political subdivisions	594	6	7	593
MBS - agency residential	23,149	207	146	23,210
MBS - agency commercial	2,641	20	37	2,624
MBS - non-agency commercial	1,009	7	4	1,012
Corporate and other debt securities	13	—	—	13
Total securities AFS	$31,828	$245	$220	$31,853

	December 31, 2018
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities AFS:
U.S. Treasury securities	$4,277	$—	$66	$4,211
Federal agency securities	221	2	2	221
U.S. states and political subdivisions	606	4	21	589
MBS - agency residential	23,161	128	425	22,864
MBS - agency commercial	2,688	8	69	2,627
MBS - non-agency commercial	943	—	27	916
Corporate and other debt securities	14	—	—	14
Total securities AFS	$31,910	$142	$610	$31,442

The following table presents interest on securities AFS:

	Three Months Ended March 31
(Dollars in millions)	2019	2018
Taxable interest	$217	$201
Tax-exempt interest	4	5
Total interest on securities AFS	$221	$206

Investment securities pledged to secure public deposits, repurchase agreements, trusts, certain derivative agreements, and other funds had a fair value of $3.3 billion at both March 31, 2019 and December 31, 2018.

Notes to Consolidated Financial Statements (Unaudited), continued

The following table presents the amortized cost, fair value, and weighted average yield of the Company's investment securities at March 31, 2019, by remaining contractual maturity, with the exception of MBS, which are based on estimated average life. Receipt of cash flows may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Distribution of Remaining Maturities
(Dollars in millions)	Due in 1 Year or Less	Due After 1 Year through 5 Years	Due After 5 Years through 10 Years	Due After 10 Years	Total
Amortized Cost:
Securities AFS:
U.S. Treasury securities	$649	$2,312	$1,318	$—	$4,279
Federal agency securities	39	33	4	67	143
U.S. states and political subdivisions	1	91	44	458	594
MBS - agency residential	1,494	3,800	17,081	774	23,149
MBS - agency commercial	—	646	1,672	323	2,641
MBS - non-agency commercial	—	12	976	21	1,009
Corporate and other debt securities	—	13	—	—	13
Total securities AFS	$2,183	$6,907	$21,095	$1,643	$31,828
Fair Value:
Securities AFS:
U.S. Treasury securities	$645	$2,295	$1,319	$—	$4,259
Federal agency securities	39	33	4	66	142
U.S. states and political subdivisions	1	95	45	452	593
MBS - agency residential	1,544	3,809	17,086	771	23,210
MBS - agency commercial	—	639	1,669	316	2,624
MBS - non-agency commercial	—	12	979	21	1,012
Corporate and other debt securities	—	13	—	—	13
Total securities AFS	$2,229	$6,896	$21,102	$1,626	$31,853
Weighted average yield [1]	2.78%	2.36%	3.01%	3.08%	2.86%
1 Weighted average yields are based on amortized cost and presented on an FTE basis.

Notes to Consolidated Financial Statements (Unaudited), continued

Investment Securities in an Unrealized Loss Position
The Company held certain investment securities where amortized cost exceeded fair value, resulting in unrealized loss positions. Market changes in interest rates and credit spreads may result in temporary unrealized losses as the market prices of securities fluctuate. At March 31, 2019, the Company did not intend to sell these securities nor was it more-likely-than-not that the Company would be required to sell these securities before their anticipated recovery or maturity. The Company reviewed its portfolio for OTTI in accordance with the accounting policies described in Note 1, "Significant Accounting Policies," to the Company's 2018 Annual Report on Form 10-K.

Investment securities in an unrealized loss position at period end are presented in the following tables:

	March 31, 2019
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized [1] Losses	Fair Value	Unrealized [1] Losses	Fair Value	Unrealized [1] Losses
Temporarily impaired securities AFS:
U.S. Treasury securities	$—	$—	$2,646	$24	$2,646	$24
Federal agency securities	5	—	61	2	66	2
U.S. states and political subdivisions	—	—	433	7	433	7
MBS - agency residential	1	—	13,125	146	13,126	146
MBS - agency commercial	19	—	1,723	37	1,742	37
MBS - non-agency commercial	21	—	370	4	391	4
Corporate and other debt securities	—	—	7	—	7	—
Total temporarily impaired securities AFS	46	—	18,365	220	18,411	220
OTTI securities AFS [2]:
Total OTTI securities AFS	—	—	—	—	—	—
Total impaired securities AFS	$46	$—	$18,365	$220	$18,411	$220
1 Unrealized losses less than $0.5 million are presented as zero within the table.
2 OTTI securities AFS are impaired securities for which OTTI credit losses have been previously recognized in earnings.

	December 31, 2018
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized [1] Losses	Fair Value	Unrealized [1] Losses	Fair Value	Unrealized [1] Losses
Temporarily impaired securities AFS:
U.S. Treasury securities	$—	$—	$4,177	$66	$4,177	$66
Federal agency securities	—	—	63	2	63	2
U.S. states and political subdivisions	49	1	430	20	479	21
MBS - agency residential	1,229	5	15,384	420	16,613	425
MBS - agency commercial	68	—	1,986	69	2,054	69
MBS - non-agency commercial	106	1	773	26	879	27
Corporate and other debt securities	—	—	9	—	9	—
Total temporarily impaired securities AFS	1,452	7	22,822	603	24,274	610
OTTI securities AFS [2]:
Total OTTI securities AFS	—	—	—	—	—	—
Total impaired securities AFS	$1,452	$7	$22,822	$603	$24,274	$610
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

Notes to Consolidated Financial Statements (Unaudited), continued

Realized Gains and Losses and Other-Than-Temporarily Impaired Securities
Net securities gains or losses are comprised of gross realized gains, gross realized losses, and OTTI credit losses recognized in earnings. For both the three months ended March 31, 2019 and 2018, gross realized gains and gross realized losses were immaterial, and there were no OTTI credit losses recognized in earnings.
Investment securities in an unrealized loss position are evaluated quarterly for other-than-temporary credit impairment, which is determined using cash flow analyses that take into account security specific collateral and transaction structure. Future expected credit losses are determined using various assumptions, the most significant of which include default rates, prepayment rates, and loss severities. If, based on this analysis, a security is in an unrealized loss position and the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are then discounted at the security’s initial effective interest rate to arrive at a present value amount. Credit losses on the OTTI security are recognized in earnings and reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of the security. Subsequent credit losses may be recorded on OTTI securities without a corresponding further decline in fair value when there has been a decline in expected cash flows. See Note 1, "Significant Accounting Policies," to the Company's 2018 Annual Report on Form 10-K for additional information regarding the Company's accounting policy on securities AFS and related impairments.
The Company seeks to reduce its exposure on any existing OTTI securities primarily through paydowns. In certain instances, the amount of credit losses recognized in earnings on a debt security exceeds the total unrealized losses on the security, which may result in unrealized gains relating to factors other than credit recorded in AOCI, net of tax.
During the three months ended March 31, 2019 and 2018, there were no credit impairment losses recognized on securities AFS held at the end of the period. The accumulated balance of OTTI credit losses recognized in earnings on securities AFS held at period end was zero and $23 million at March 31, 2019 and 2018, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 6 - LOANS
Composition of Loan Portfolio

(Dollars in millions)	March 31, 2019	December 31, 2018
Commercial loans:
C&I [1]	$73,278	$71,137
CRE	7,889	7,265
Commercial construction	2,562	2,538
Total commercial LHFI	83,729	80,940
Consumer loans:
Residential mortgages - guaranteed	467	459
Residential mortgages - nonguaranteed [2]	28,461	28,836
Residential home equity products	9,167	9,468
Residential construction	167	184
Guaranteed student	7,308	7,229
Other direct	11,029	10,615
Indirect	13,268	12,419
Credit cards	1,637	1,689
Total consumer LHFI	71,504	70,899
LHFI	$155,233	$151,839
LHFS [3]	$1,781	$1,468
1 Includes $4.1 billion of sales-type and direct financing leases at both March 31, 2019 and December 31, 2018, and $786 million and $796 million of installment loans at March 31, 2019 and December 31, 2018, respectively.
2 Includes $134 million and $163 million of LHFI measured at fair value at March 31, 2019 and December 31, 2018, respectively.
3 Includes $1.1 billion and $1.2 billion of LHFS measured at fair value at March 31, 2019 and December 31, 2018, respectively.

Loan Purchases, Sales, and Transfers
	Three Months Ended March 31
(Dollars in millions)	2019	2018
Non-routine purchases of LHFI [1,2]:
Consumer loans	$173	$—
Routine purchases of LHFI [2,3]:
Consumer loans	445	475
Loan sales [4,5]:
Commercial loans	40	36
Transfers of loans from:
LHFI to LHFS	614	204
LHFS to LHFI	4	6
LHFI to OREO	10	19
1 Purchases are episodic in nature and are conducted based on specific business strategies.
2 Represents UPB of loans purchased.
3 Purchases are routine in nature and are conducted in the normal course of business.
4 Excludes sales of residential and commercial mortgage LHFS conducted in the normal course of business.
5 Net gain on loan sales was immaterial for the three months ended March 31, 2019 and 2018.

At March 31, 2019 and December 31, 2018, the Company had $30.2 billion and $28.1 billion of net eligible loan collateral pledged to the Federal Reserve discount window to support

$22.6 billion and $21.3 billion of available, unused borrowing capacity, respectively.
At March 31, 2019 and December 31, 2018, the Company had $39.8 billion and $39.2 billion of net eligible loan collateral pledged to the FHLB of Atlanta to support $32.1 billion and $31.0 billion of available borrowing capacity, respectively. The available FHLB borrowing capacity at March 31, 2019 was used to support $8.3 billion of long-term debt and $4.2 billion of letters of credit issued on the Company's behalf. At December 31, 2018, the available FHLB borrowing capacity was used to support $5.0 billion of long-term debt and $5.8 billion of letters of credit issued on the Company's behalf.
Credit Quality Evaluation
The Company evaluates the credit quality of its LHFI portfolio by employing a dual internal risk rating system, which assigns both PD and LGD ratings to derive expected losses. Assignment of these ratings are predicated upon numerous factors, including consumer credit risk scores, rating agency information, borrower/guarantor financial capacity, LTV ratios, collateral type, debt service coverage ratios, collection experience, other internal metrics/analyses, and/or qualitative assessments.
For the commercial portfolio, the Company believes that the most appropriate credit quality indicator is an individual loan’s risk assessment expressed according to the broad regulatory agency classifications of Pass or Criticized. The Company conforms to the following regulatory classifications for Criticized assets: Other Assets Especially Mentioned (or Special Mention), Substandard, Doubtful, and Loss. However, for the purposes of disclosure, management believes the most meaningful distinction within the Criticized categories is between Criticized accruing (which includes Special Mention and a portion of Substandard) and Criticized nonaccruing (which includes a portion of Substandard as well as Doubtful and Loss). This distinction identifies those relatively higher risk loans for which there is a basis to believe that the Company will not collect all amounts due under those loan agreements. The Company's risk rating system is more granular, with multiple risk ratings in both the Pass and Criticized categories. Pass ratings reflect relatively low PDs; whereas, Criticized assets have higher PDs. The granularity in Pass ratings assists in establishing pricing, loan structures, approval requirements, reserves, and ongoing credit management requirements. Commercial risk ratings are refreshed at least annually, or more frequently as appropriate, based upon considerations such as market conditions, borrower characteristics, and portfolio trends. Additionally, management routinely reviews portfolio risk ratings, trends, and concentrations to support risk identification and mitigation activities. As reflected in the following risk rating table, the increases in Pass and Criticized accruing C&I loans at March 31, 2019 compared to December 31, 2018, were due to loan growth and normal variability in the portfolio. Criticized nonaccruing C&I loans remained low relative to accruing loans.
For consumer loans, the Company monitors credit risk based on indicators such as delinquencies and FICO scores. The Company believes that consumer credit risk, as assessed by the industry-wide FICO scoring method, is a relevant credit quality indicator. Borrower-specific FICO scores are obtained at

Notes to Consolidated Financial Statements (Unaudited), continued

origination as part of the Company’s formal underwriting process, and refreshed FICO scores are obtained by the Company at least quarterly.
For guaranteed loans, the Company monitors the credit quality based primarily on delinquency status, as it is a more relevant indicator of credit quality due to the government guarantee. At March 31, 2019 and December 31, 2018, 30% and

27%, respectively, of guaranteed residential mortgages were current with respect to payments. At March 31, 2019 and December 31, 2018, 73% and 72%, respectively, of guaranteed student loans were current with respect to payments. The Company's loss exposure on guaranteed residential mortgages and student loans is mitigated by the government guarantee.

LHFI by credit quality indicator are presented in the following tables:

	Commercial Loans
	C&I		CRE		Commercial Construction
(Dollars in millions)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Risk rating:
Pass	$71,078	$69,095	$7,761	$7,165	$2,543	$2,459
Criticized accruing	2,003	1,885	126	98	19	79
Criticized nonaccruing	197	157	2	2	—	—
Total	$73,278	$71,137	$7,889	$7,265	$2,562	$2,538

	Consumer Loans [1]
	Residential Mortgages - Nonguaranteed		Residential Home Equity Products		Residential Construction
(Dollars in millions)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Current FICO score range:
700 and above	$25,541	$25,764	$7,761	$8,060	$137	$151
620 - 699	2,288	2,367	1,003	1,015	24	27
Below 620 [2]	632	705	403	393	6	6
Total	$28,461	$28,836	$9,167	$9,468	$167	$184

	Other Direct		Indirect		Credit Cards
(Dollars in millions)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Current FICO score range:
700 and above	$9,990	$9,642	$10,008	$9,315	$1,101	$1,142
620 - 699	996	935	2,449	2,395	411	420
Below 620 [2]	43	38	811	709	125	127
Total	$11,029	$10,615	$13,268	$12,419	$1,637	$1,689

1 Excludes $7.3 billion and $7.2 billion of guaranteed student loans and $467 million and $459 million of guaranteed residential mortgages at March 31, 2019 and December 31, 2018, respectively, for which there was nominal risk of principal loss due to the government guarantee.
2  For substantially all loans with refreshed FICO scores below 620, the borrower’s FICO score at the time of origination exceeded 620 but has since deteriorated as the loan has seasoned.

Notes to Consolidated Financial Statements (Unaudited), continued

The LHFI portfolio by payment status is presented in the following tables:

	March 31, 2019
	Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccruing [1]		Total
Commercial loans:
C&I	$73,016	$49	$16	$197		$73,278
CRE	7,885	2	—	2		7,889
Commercial construction	2,561	1	—	—		2,562
Total commercial LHFI	83,462	52	16	199		83,729
Consumer loans:
Residential mortgages - guaranteed	141	35	291	—	[3]	467
Residential mortgages - nonguaranteed [2]	28,215	50	18	178		28,461
Residential home equity products	8,983	60	—	124		9,167
Residential construction	158	—	1	8		167
Guaranteed student	5,350	648	1,310	—	[3]	7,308
Other direct	10,970	47	4	8		11,029
Indirect	13,183	79	1	5		13,268
Credit cards	1,603	16	18	—		1,637
Total consumer LHFI	68,603	935	1,643	323		71,504
Total LHFI	$152,065	$987	$1,659	$522		$155,233
1 Includes nonaccruing LHFI past due 90 days or more of $296 million. Nonaccruing LHFI past due fewer than 90 days include nonaccrual LHFI modified in TDRs, performing second lien LHFI where the first lien loan is nonperforming, and certain energy-related commercial LHFI.
2 Includes $134 million of LHFI measured at fair value, the majority of which were accruing current.
3 Guaranteed LHFI are not placed on nonaccrual status regardless of delinquency because collection of principal and interest is reasonably assured by the government.

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
1 Includes nonaccruing LHFI past due 90 days or more of $306 million. Nonaccruing LHFI past due fewer than 90 days include nonaccrual LHFI modified in TDRs, performing second lien LHFI where the first lien loan is nonperforming, and certain energy-related commercial LHFI.
2 Includes $163 million of LHFI measured at fair value, the majority of which were accruing current.
3 Guaranteed LHFI are not placed on nonaccrual status regardless of delinquency because collection of principal and interest is reasonably assured by the government.

Notes to Consolidated Financial Statements (Unaudited), continued

Impaired Loans
A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the agreement. Commercial nonaccrual loans greater than $3 million and certain commercial and consumer LHFI whose terms have been modified in a TDR are individually evaluated for impairment. Smaller-balance homogeneous LHFI that are collectively evaluated for impairment and LHFI measured at fair value are not included in the following tables. Additionally, the following tables exclude guaranteed student loans and guaranteed residential mortgages for which there was nominal risk of principal loss due to the government guarantee.

	March 31, 2019			December 31, 2018
(Dollars in millions)	Unpaid Principal Balance	Carrying [1] Value	Related ALLL	Unpaid Principal Balance	Carrying [1] Value	Related ALLL
Impaired LHFI with no ALLL recorded:
Commercial loans:
C&I	$88	$69	$—	$132	$79	$—
CRE	—	—	—	10	—	—
Total commercial LHFI with no ALLL recorded	88	69	—	142	79	—
Consumer loans:
Residential mortgages - nonguaranteed	376	299	—	501	397	—
Residential construction	8	4	—	12	7	—
Total consumer LHFI with no ALLL recorded	384	303	—	513	404	—

Impaired LHFI with an ALLL recorded:
Commercial loans:
C&I	205	191	39	81	70	13
Total commercial LHFI with an ALLL recorded	205	191	39	81	70	13
Consumer loans:
Residential mortgages - nonguaranteed	594	589	58	1,006	984	96
Residential home equity products	826	779	45	849	799	44
Residential construction	76	73	5	79	76	6
Other direct	56	56	—	57	57	1
Indirect	134	133	5	133	133	5
Credit cards	31	9	2	30	9	2
Total consumer LHFI with an ALLL recorded	1,717	1,639	115	2,154	2,058	154
Total impaired LHFI	$2,394	$2,202	$154	$2,890	$2,611	$167
1 Carrying value reflects charge-offs that have been recognized plus other amounts that have been applied to adjust the net book balance.

Included in the impaired LHFI carrying values above at March 31, 2019 and December 31, 2018 were $1.8 billion and $2.3 billion, respectively, of accruing TDRs held for investment, of which 97% were current. See Note 1, “Significant Accounting

Policies,” to the Company's 2018 Annual Report on Form 10-K, for further information regarding the Company’s loan impairment policy.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended March 31
	2019		2018
(Dollars in millions)	Average Carrying Value	Interest [1] Income Recognized	Average Carrying Value	Interest [1] Income Recognized
Impaired LHFI with no ALLL recorded:
Commercial loans:
C&I	$76	$1	$20	$—
CRE	—	—	21	—
Total commercial LHFI with no ALLL recorded	76	1	41	—
Consumer loans:
Residential mortgages - nonguaranteed	300	4	353	4
Residential construction	4	—	6	—
Total consumer LHFI with no ALLL recorded	304	4	359	4

Impaired LHFI with an ALLL recorded:
Commercial loans:
C&I	190	—	149	1
CRE	—	—	25	—
Total commercial LHFI with an ALLL recorded	190	—	174	1
Consumer loans:
Residential mortgages - nonguaranteed	617	13	1,093	12
Residential home equity products	781	9	873	9
Residential construction	74	1	90	1
Other direct	55	1	57	1
Indirect	136	2	131	2
Credit cards	9	—	7	—
Total consumer LHFI with an ALLL recorded	1,672	26	2,251	25
Total impaired LHFI	$2,242	$31	$2,825	$30
1 Of the interest income recognized during the three months ended March 31, 2019 and 2018, cash basis interest income was immaterial.

Notes to Consolidated Financial Statements (Unaudited), continued

NPAs are presented in the following table:

(Dollars in millions)	March 31, 2019	December 31, 2018
NPAs:
Commercial NPLs:
C&I	$197	$157
CRE	2	2
Consumer NPLs:
Residential mortgages - nonguaranteed	178	204
Residential home equity products	124	138
Residential construction	8	11
Other direct	8	7
Indirect	5	7
Total nonaccrual LHFI/NPLs [1]	522	526
OREO [2]	53	54
Other repossessed assets	9	9
Nonperforming LHFS	64	—
Total NPAs	$648	$589
1 Nonaccruing restructured LHFI are included in total nonaccrual LHFI/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or guaranteed by the VA. Proceeds due from the FHA and the VA are recorded as a receivable in Other assets in the Consolidated Balance Sheets until the property is conveyed and the funds are received. The receivable related to proceeds due from the FHA and the VA totaled $50 million at both March 31, 2019 and December 31, 2018.

The Company's recorded investment of nonaccruing LHFI secured by residential real estate properties for which formal foreclosure proceedings were in process at March 31, 2019 and December 31, 2018 was $86 million and $93 million, respectively. The Company's recorded investment of accruing LHFI secured by residential real estate properties for which formal foreclosure proceedings were in process at March 31, 2019 and December 31, 2018 was $107 million and $110 million, of which $99 million and $103 million were insured by the FHA or guaranteed by the VA, respectively.

At March 31, 2019, OREO included $49 million of foreclosed residential real estate properties and $2 million of foreclosed commercial real estate properties, with the remaining $2 million related to land.
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
At both March 31, 2019 and December 31, 2018, the Company had an immaterial amount of commitments to lend additional funds to debtors whose terms have been modified in a TDR. The number and carrying value of loans modified under the terms of a TDR, by type of modification, are presented in the following tables:

	Three Months Ended March 31, 2019 [1]
(Dollars in millions)	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	34	$1	$56	$57
Consumer loans:
Residential mortgages - nonguaranteed	31	1	4	5
Residential home equity products	84	1	6	7
Other direct	140	—	2	2
Indirect	568	—	15	15
Credit cards	439	2	—	2
Total TDR additions	1,296	$5	$83	$88
1 Includes loans modified under the terms of a TDR that were charged-off during the period.

	Three Months Ended March 31, 2018 [1]
(Dollars in millions)	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	46	$—	$56	$56
Consumer loans:
Residential mortgages - nonguaranteed	61	9	8	17
Residential home equity products	136	—	13	13
Other direct	114	—	1	1
Indirect	778	—	20	20
Credit cards	308	1	1	2
Total TDR additions	1,443	$10	$99	$109

1 Includes loans modified under the terms of a TDR that were charged-off during the period.

TDRs that defaulted during the three months ended March 31, 2019 and 2018, which were first modified within the previous twelve months, were immaterial. The majority of loans that were modified under the terms of a TDR and subsequently became 90 days or more delinquent have remained on nonaccrual status since the time of delinquency.

Concentrations of Credit Risk
The Company does not have a significant concentration of credit risk to any individual client except for the U.S. government and its agencies. However, a geographic concentration arises because the majority of the Company's LHFI portfolio represents borrowers that reside in Florida, Georgia, Virginia, Maryland, and North Carolina. The Company’s cross-border outstanding loans totaled $2.0 billion and $1.8 billion at March 31, 2019 and December 31, 2018, respectively.

With respect to collateral concentration, the Company's recorded investment in residential real estate secured LHFI totaled $38.3 billion at March 31, 2019 and represented 25% of total LHFI. At December 31, 2018, the Company's recorded investment in residential real estate secured LHFI totaled $38.9 billion and represented 26% of total LHFI. Additionally, at March 31, 2019 and December 31, 2018, the Company had commitments to extend credit on home equity lines of $10.5 billion and $10.3 billion, and had residential mortgage commitments outstanding of $3.1 billion and $2.7 billion, respectively. At both March 31, 2019 and December 31, 2018, 1% of the Company's LHFI secured by residential real estate was insured by the FHA or guaranteed by the VA.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 7 - ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the unfunded commitments reserve. Activity in the allowance for credit losses by LHFI segment is presented in the following tables:

	Three Months Ended March 31, 2019
(Dollars in millions)	Commercial	Consumer	Total
ALLL, beginning of period	$1,080	$535	$1,615
Provision for loan losses	84	72	156
Loan charge-offs	(33)	(92)	(125)
Loan recoveries	5	23	28
Other [1]	—	(31)	(31)
ALLL, end of period	1,136	507	1,643

Unfunded commitments reserve, beginning of period [2]	69	—	69
Benefit for unfunded commitments	(3)	—	(3)
Unfunded commitments reserve, end of period [2]	66	—	66

Allowance for credit losses, end of period	$1,202	$507	$1,709

1  Represents the allowance for restructured loans that were transferred from LHFI to LHFS during the period and subsequently sold in the second quarter of 2019.
2 The unfunded commitments reserve is recorded in Other liabilities in the Consolidated Balance Sheets.

	Three Months Ended March 31, 2018
(Dollars in millions)	Commercial	Consumer	Total
ALLL, beginning of period	$1,101	$634	$1,735
(Benefit)/provision for loan losses	(16)	54	38
Loan charge-offs	(23)	(83)	(106)
Loan recoveries	6	21	27
ALLL, end of period	1,068	626	1,694

Unfunded commitments reserve, beginning of period [1]	79	—	79
Benefit for unfunded commitments	(10)	—	(10)
Unfunded commitments reserve, end of period [1]	69	—	69

Allowance for credit losses, end of period	$1,137	$626	$1,763

1 The unfunded commitments reserve is recorded in Other liabilities in the Consolidated Balance Sheets.

As discussed in Note 1, “Significant Accounting Policies,” to the Company's 2018 Annual Report on Form 10-K, the ALLL is composed of both specific allowances for certain nonaccrual loans and TDRs held for investment, and general allowances for groups of LHFI with similar risk characteristics. No allowance is required for LHFI measured at fair value. Additionally, the Company records an immaterial allowance for LHFI products that are insured by federal agencies or guaranteed by GSEs, as there is nominal risk of principal loss.

Notes to Consolidated Financial Statements (Unaudited), continued

The Company’s LHFI portfolio and related ALLL are presented in the following tables:

	March 31, 2019
	Commercial Loans		Consumer Loans		Total
(Dollars in millions)	Carrying Value	Related ALLL	Carrying Value	Related ALLL	Carrying Value	Related ALLL
LHFI evaluated for impairment:
Individually evaluated	$260	$39	$1,942	$115	$2,202	$154
Collectively evaluated	83,469	1,097	69,428	392	152,897	1,489
Total evaluated	83,729	1,136	71,370	507	155,099	1,643
LHFI measured at fair value	—	—	134	—	134	—
Total LHFI	$83,729	$1,136	$71,504	$507	$155,233	$1,643

	December 31, 2018
	Commercial Loans		Consumer Loans		Total
(Dollars in millions)	Carrying Value	Related ALLL	Carrying Value	Related ALLL	Carrying Value	Related ALLL
LHFI evaluated for impairment:
Individually evaluated	$149	$13	$2,462	$154	$2,611	$167
Collectively evaluated	80,791	1,067	68,274	381	149,065	1,448
Total evaluated	80,940	1,080	70,736	535	151,676	1,615
LHFI measured at fair value	—	—	163	—	163	—
Total LHFI	$80,940	$1,080	$70,899	$535	$151,839	$1,615
NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company conducts a qualitative goodwill assessment at the reporting unit level at least quarterly, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The Company performed a qualitative goodwill assessment for the Consumer and Wholesale reporting units in the first quarter of 2019, and concluded that a quantitative goodwill impairment test was not necessary for either reporting unit as it was more-likely-than-not that the fair value of both reporting units were greater than their respective carrying amounts. See Note 1, “Significant Accounting Policies,” to the Company's 2018 Annual Report on Form 10-K for additional information and the Company’s goodwill accounting policy.
There were no material changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2019 and 2018.

Notes to Consolidated Financial Statements (Unaudited), continued

Other Intangible Assets
Changes in the carrying amount of other intangible assets are presented in the following table:

(Dollars in millions)	Residential MSRs - Fair Value	Commercial Mortgage Servicing Rights and Other	Total
Balance, January 1, 2019	$1,983	$79	$2,062
Amortization [1]	—	(3)	(3)
Servicing rights originated	63	4	67
Changes in fair value:
Due to changes in inputs and assumptions [2]	(110)	—	(110)
Other changes in fair value [3]	(52)	—	(52)
Servicing rights sold	(1)	—	(1)
Balance, March 31, 2019	$1,883	$80	$1,963

Balance, January 1, 2018	$1,710	$81	$1,791
Amortization [1]	—	(5)	(5)
Servicing rights originated	76	4	80
Servicing rights purchased	74	—	74
Changes in fair value:
Due to changes in inputs and assumptions [2]	111	—	111
Other changes in fair value [3]	(55)	—	(55)
Balance, March 31, 2018	$1,916	$80	$1,996
1 Does not include expense associated with community development investments. See Note 11, “Certain Transfers of Financial Assets and Variable Interest Entities,” for additional information.
2 Primarily reflects changes in option adjusted spreads and prepayment speed assumptions, due to changes in interest rates.
3 Represents changes due to the collection of expected cash flows, net of accretion due to the passage of time.

The gross carrying value and accumulated amortization of other intangible assets are presented in the following table:

	March 31, 2019			December 31, 2018
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized other intangible assets [1]:
Commercial mortgage servicing rights	$99	($32)	$67	$95	($29)	$66
Other	6	(5)	1	6	(5)	1
Unamortized other intangible assets:
Residential MSRs	1,883	—	1,883	1,983	—	1,983
Other	12	—	12	12	—	12
Total other intangible assets	$2,000	($37)	$1,963	$2,096	($34)	$2,062
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

	Three Months Ended March 31
(Dollars in millions)	2019	2018
Income from residential MSRs [1]	$111	$107
1 Recognized in Mortgage related income in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements (Unaudited), continued

The UPB of residential mortgage loans serviced for third parties is presented in the following table:

(Dollars in millions)	March 31, 2019	December 31, 2018
UPB of loans underlying residential MSRs	$138,793	$140,801

No MSRs on residential loans were purchased during the three months ended March 31, 2019. The Company purchased MSRs on residential loans with a UPB of $5.9 billion during the three months ended March 31, 2018. During the three months ended March 31, 2019 and 2018, the Company sold MSRs on residential loans, at a price approximating their fair value, with a UPB of $518 million and $102 million, respectively.
The Company measures the fair value of its residential MSRs using a valuation model that calculates the present value of estimated future net servicing income using prepayment projections, spreads, and other assumptions. The Consumer Valuation Committee reviews and approves all significant assumption changes at least annually, drawing upon various market and empirical data sources. Changes to valuation model inputs are reflected in the periods’ results. See Note 17, “Fair Value Election and Measurement,” for further information regarding the Company’s residential MSR valuation methodology.
A summary of the significant unobservable inputs used to estimate the fair value of the Company’s residential MSRs and the uncertainty of the fair values in response to 10% and 20% adverse changes in those inputs at the reporting date are presented in the following table.

(Dollars in millions)	March 31, 2019	December 31, 2018
Fair value of residential MSRs	$1,883	$1,983
Prepayment rate assumption (annual)	13%	13%
Decline in fair value from 10% adverse change	$99	$96
Decline in fair value from 20% adverse change	188	183
Option adjusted spread (annual)	2%	2%
Decline in fair value from 10% adverse change	$40	$44
Decline in fair value from 20% adverse change	78	86
Weighted-average life (in years)	5.2	5.5
Weighted-average coupon	4.0%	4.0%

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

	Three Months Ended March 31
(Dollars in millions)	2019	2018
Income from commercial mortgage servicing rights [1]	$6	$7
Income from subservicing third party commercial mortgages [1]	3	3
1 Recognized in Commercial real estate related income in the Consolidated Statements of Income.
The UPB of commercial mortgage loans serviced for third parties is presented in the following table:

(Dollars in millions)	March 31, 2019	December 31, 2018
UPB of commercial mortgages subserviced for third parties	$29,195	$28,140
UPB of loans underlying commercial mortgage servicing rights	6,585	6,399
Total UPB of commercial mortgages serviced for third parties	$35,780	$34,539

No commercial mortgage servicing rights were purchased or sold during the three months ended March 31, 2019 and 2018.
Commercial mortgage servicing rights are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The Company calculates the fair value of commercial servicing rights based on the present value of estimated future net servicing income, considering prepayment projections and other assumptions. Impairment, if any, is recognized when the carrying value of the servicing asset exceeds the fair value at the measurement date. The amortized cost of the Company’s commercial mortgage servicing rights was $67 million and $66 million at March 31, 2019 and December 31, 2018, respectively.
A summary of the significant unobservable inputs used to estimate the fair value of the Company’s commercial mortgage servicing rights and the uncertainty of the fair values in response to 10% and 20% adverse changes in those inputs at the reporting date, are presented in the following table.

(Dollars in millions)	March 31, 2019	December 31, 2018
Fair value of commercial mortgage servicing rights	$78	$77
Discount rate (annual)	12%	12%
Decline in fair value from 10% adverse change	$3	$3
Decline in fair value from 20% adverse change	6	6
Prepayment rate assumption (annual)	6%	5%
Decline in fair value from 10% adverse change	$1	$1
Decline in fair value from 20% adverse change	2	2
Weighted-average life (in years)	8.2	8.1
Float earnings rate (annual)	1.1%	1.1%

Commercial mortgage servicing right uncertainties are hypothetical and should be used with caution.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 9 - OTHER ASSETS
The components of other assets are presented in the following table:

(Dollars in millions)	March 31, 2019	December 31, 2018
Equity securities [1]:
Marketable equity securities:
Mutual fund investments	$65	$79
Other equity	20	16
Nonmarketable equity securities:
Federal Reserve Bank stock	403	403
FHLB stock	366	227
Other equity	68	68
Tax credit investments [2]	1,767	1,722
Bank-owned life insurance	1,636	1,627
Lease assets:
Operating lease right-of-use assets [3]	1,164	—
Underlying lessor assets subject to operating leases, net [3]	1,146	1,205
Build-to-suit lease assets	774	735
Accrued income	1,163	1,106
Accounts receivable	854	602
Pension assets, net	479	484
Prepaid expenses	251	231
OREO	53	54
Other	510	432
Total other assets	$10,719	$8,991
1 Does not include equity securities held for trading purposes classified as Trading assets and derivative instruments or Trading liabilities and derivative instruments on the Company’s Consolidated Balance Sheets. See Note 4, “Trading Assets and Liabilities and Derivative Instruments,” for more information.
2 See Note 11, “Certain Transfers of Financial Assets and Variable Interest Entities,” for additional information.
3 See Note 10, “Leases,” for additional information.
Equity Securities Not Classified as Trading Assets or Liabilities
Equity securities with readily determinable fair values (marketable) that are not held for trading purposes are recorded at fair value and include mutual fund investments and other publicly traded equity securities.
Equity securities without readily determinable fair values (nonmarketable) that are not held for trading purposes include Federal Reserve Bank of Atlanta and FHLB of Atlanta capital stock, both held at cost, as well as other equity securities that the Company elected to account for under the measurement alternative. See Note 1, “Significant Accounting Policies,” to the Company's 2018 Annual Report on Form 10-K for additional information on the Company’s accounting policy for equity securities.

The following table summarizes net gains/(losses) on equity securities not classified as trading assets:

	Three Months Ended March 31
(Dollars in millions)	2019	2018
Net gains on marketable equity securities [1]	$4	$1
Net gains/(losses) on nonmarketable equity securities:
Remeasurement losses and impairment	—	—
Remeasurement gains [1]	—	23
Less: Net realized gains on sale	—	—
Total net unrealized gains on non-trading equity securities	$4	$24

1 Recognized in Other noninterest income in the Company's Consolidated Statements of Income.
Bank-Owned Life Insurance
Bank-owned life insurance consists of life insurance policies held on certain employees for which the Company is the beneficiary. These policies provide the Company an efficient form of funding for retirement and other employee benefits costs.
Build-to-Suit Lease Assets
Build-to-suit lease assets includes assets under construction associated with the Company’s build-to-suit leasing arrangements for clients. A direct financing lease, sales-type lease, or operating lease is created after construction of the build-to-suit lease asset is complete.
Accrued Income
Accrued income consists primarily of interest and other income accrued on the Company’s LHFI. Interest income on loans, except those classified as nonaccrual, is accrued based upon the outstanding principal amounts using the effective yield method. See Note 1, “Significant Accounting Policies,” to the Company's 2018 Annual Report on Form 10-K for information regarding the Company’s accounting policy for loans.
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

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 10 - LEASES

The Company adopted ASC Topic 842, Leases, on January 1, 2019 using a modified retrospective transition approach. As permitted by ASC 842, the Company elected not to reassess (i) whether any expired or existing contracts are leases or contain leases, (ii) the lease classification of any expired or existing leases, and (iii) the initial direct costs for existing leases.

Lessee Accounting
The Company's right-of-use assets, lease liabilities, and associated balance sheet classifications are presented in the following table:

(Dollars in millions)	Classification	March 31, 2019
Assets:
Operating lease right-of-use assets	Other assets	$1,164
Finance lease right-of-use assets	Premises, property, and equipment, net	14
Total right-of-use assets		$1,178
Liabilities:
Operating leases	Other liabilities	$1,238
Finance leases	Long-term debt	16
Total lease liabilities		$1,254

The Company leases certain assets, consisting primarily of real estate, and assesses at contract inception whether a contract is, or contains, a lease. A right-of-use asset and lease liability is recorded on the balance sheet for all leases except those with an original lease term of twelve months or less.
The Company's leases typically have lease terms between five years and ten years, with the longest lease term having an expiration date in 2081. Most of these leases include one or more renewal options for five years or less, and certain leases also include lessee termination options. At lease commencement, the Company assesses whether it is reasonably certain to exercise a renewal option, or reasonably certain not to exercise a termination option, by considering various economic factors. Options that are reasonably certain of being exercised are factored into the determination of the lease term, and related payments are included in the calculation of the right-of-use asset and lease liability.
The Company uses its incremental borrowing rate to calculate the present value of lease payments when the interest rate implicit in a lease is not disclosed. Variable lease payments that are linked to a certain rate or index, such as the CPI, are included in the present value of lease payments and measured using the prevailing rate or index at lease commencement, with changes in the associated rate or index recognized in earnings during the period in which the change occurs. The right-of-use asset and lease liability are not remeasured as a result of any subsequent change in the index or rate unless remeasurement is required for another reason. Variable lease payments that are not linked to a certain rate or index are comprised primarily of operating costs. The Company accounts for each separate lease component of a contract and its associated non-lease components as a single lease component for all of its real estate leases.
At March 31, 2019, the Company had operating leases that had not yet commenced with undiscounted cash flows totaling less than $100 million. Leases that do not commence until a future date generally include executed ground and office space leases where construction is underway and the Company does not control the underlying asset during the construction.

The components of total lease cost and other supplemental lease information are presented in the following tables:

(Dollars in millions)	Three Months Ended March 31, 2019
Components of total lease cost:
Operating lease cost	$52
Finance lease cost:
Amortization of right-of-use assets	1
Variable lease cost	8
Less: Sublease income	(1)
Total lease cost, net	$60

Notes to Consolidated Financial Statements (Unaudited), continued

(Dollars in millions)	Three Months Ended March 31, 2019
Supplemental lease information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$49
Financing cash flows from finance leases	1

Lease liabilities arising from obtaining right-of-use assets (subsequent to adoption):
Operating leases	19

Weighted average remaining lease terms and discount rates are presented in the following table:

(Dollars in millions)	March 31, 2019
Weighted-average remaining lease term (in years):
Operating leases	8.3
Finance leases	4.6
Weighted-average discount rate (annual):
Operating leases	3.3%
Finance leases	3.9

The following table presents a maturity analysis of the Company's operating and finance lease liabilities at March 31, 2019:

(Dollars in millions)	Operating Leases	Finance Leases	Total
Year 1	$185	$5	$190
Year 2	191	3	194
Year 3	180	3	183
Year 4	163	4	167
Year 5	142	1	143
Thereafter	573	1	574
Total lease payments	1,434	17	1,451
Less: Imputed interest	(196)	(1)	(197)
Present value of lease liabilities	$1,238	$16	$1,254

Lessor Accounting
The Company’s two primary lessor businesses are equipment financing and structured real estate. In addition, the Company is the lessor in circumstances where a portion of its corporate owned real estate is leased to other tenants.
Payment terms are typically fixed; however, some agreements contain variable lease payments linked to an index or rate, such as the CPI or LIBOR. In certain agreements, lease payments increase based on a fixed percentage after a set duration of time. Variable lease payments that are based on an index or rate are included in the net lease investment for sales-type or direct financing leases, and are included in lease receivables for operating leases using the prevailing index or rate at lease commencement. The Company has elected to exclude its sales tax collection and remission activity from being reported as lease revenue with an associated expense.
The Company’s leases generally do not contain non-lease components. If a lease does contain non-lease components, the Company has elected not to separate lease and non-lease components for each class of underlying asset in which it is the lessor, when the timing and patterns of revenue recognition for the components are the same, and the lease component, if accounted for separately, would be classified as an operating lease.

Equipment Financing
The Company finances various types of essential-use business equipment, such as transportation and construction equipment, under operating, sales-type, and direct financing leases. Lease terms are generally noncancelable and range between three years and fifteen years. Most lease agreements contain renewal options that range from one month to three years, and are generally reset at the effective fair market value at time of renewal. Certain lease agreements also include an option to purchase the lease asset at least twelve months prior to the end of the lease term.
The Company evaluates various inputs when estimating the amount it expects to derive from the underlying asset following the end of the lease term, including but not limited to, appraisals and inputs from third party sources, and historical portfolio experience. The Company manages residual risk on an individual lease basis, and in certain cases, obtains lessee residual value guarantees or enters into remarketing agreements in the event of lessee default or lease termination. The Company performs a

Notes to Consolidated Financial Statements (Unaudited), continued

review of residual risk annually and obtains a third party appraisal for the majority of leased assets. At March 31, 2019, the carrying amount of residual assets covered by residual value guarantees was $110 million.

Structured Real Estate
The Company offers structured real estate arrangements, including build-to-suit arrangements, whereby real property is leased to corporate clients under operating, sales-type, and direct financing leases. These leases typically have noncancelable terms that range between fifteen years and twenty years as well as multiple renewal options that can extend a lease up to an additional twenty years. These leases generally do not have termination or purchase options.

When a lease asset is acquired, the amount the Company expects to derive from the underlying asset is estimated using property appraisal values and assumptions regarding the economic life of the asset. The Company manages residual risk through continuous monitoring of the associated asset and credit quality of the lessee, which may include site visits to view the property and surrounding area. In certain cases, the Company may obtain third party residual value guarantees. In most instances, there are no lessee residual value guarantees. Assets are reviewed at least annually for impairment. At March 31, 2019, the carrying amount of residual assets covered by residual value guarantees was $29 million.

The components of total lease income are presented in the following table:

(Dollars in millions)	Three Months Ended March 31, 2019
Interest income from sales-type and direct financing leases	$37
Lease income relating to lease payments - operating leases	53
Lease income relating to variable lease payments not included in the measurement of the lease receivable	2
Total lease income	$92

Components of the Company's net investment in sales-type and direct financing leases are presented in the following table:

(Dollars in millions)	March 31, 2019
Carrying amount of lease receivables	3,900
Unguaranteed residual assets	184
Net investment in sales-type and direct financing lease assets [1]	$4,084

1 Included in Loans held for sale and Loans held for investment on the Company's Consolidated Balance Sheets.

The following table presents a maturity analysis of the Company's sales-type and direct financing lease receivables at March 31, 2019:

(Dollars in millions)	Sales-Type and Direct Financing Leases
Year 1	$805
Year 2	693
Year 3	663
Year 4	428
Year 5	352
Thereafter	1,430
Total lease receivables	4,371
Less: Reconciling items [1]	(471)
Present value of lease receivables	$3,900

1 Primarily comprised of interest and guaranteed residual assets.

Notes to Consolidated Financial Statements (Unaudited), continued

The following table presents a maturity analysis of the Company's operating lease payments to be received at March 31, 2019:

(Dollars in millions)	Operating Leases
Year 1	$183
Year 2	162
Year 3	133
Year 4	105
Year 5	100
Thereafter	287
Total lease payments to be received	$970

Underlying lessor assets subject to operating leases at March 31, 2019 consisted of the following:

(Dollars in millions)	Useful life (in years)	March 31, 2019
Underlying lessor assets subject to operating leases: [1]
Real estate [2]	15 - 20	$178
Equipment	2 - 30	1,532
Total underlying lessor assets subject to operating leases		1,710
Less: Accumulated depreciation and amortization		(564)
Underlying lessor assets subject to operating leases, net [3]		$1,146

1 Excludes owned assets subject to operating leases that are held and used by the Company and which are included in Premises, property, and equipment, net, on the Company's Consolidated Balance Sheets.
2 Includes certain land assets subject to operating leases that have indefinite lives.
3 Included in Other Assets on the Company's Consolidated Balance Sheets.

Depreciation expense on underlying assets subject to operating leases for the three months ended March 31, 2019 totaled $36 million.

NOTE 11 - CERTAIN TRANSFERS OF FINANCIAL ASSETS AND VARIABLE INTEREST ENTITIES
The Company has transferred loans and securities in sale or securitization transactions for which the Company retains certain beneficial interests, servicing rights, and/or recourse. These transfers of financial assets include certain residential mortgage loans, guaranteed student loans, and commercial loans, as discussed in the following section, "Transfers of Financial Assets." Cash receipts on beneficial interests held related to these transfers were immaterial for both the three months ended March 31, 2019 and 2018.
When a transfer or other transaction occurs with a VIE, the Company first determines whether it has a VI in the VIE. A VI is typically in the form of securities representing retained interests in transferred assets and, at times, servicing rights, and for commercial mortgage loans sold to Fannie Mae, the loss share guarantee. See Note 15, “Guarantees,” for further discussion of the Company's loss share guarantee. When determining whether to consolidate the VIE, the Company evaluates whether it is a primary beneficiary which has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE.
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
Except as specifically noted herein, the Company is not required to provide additional financial support to any of the entities to which the Company has transferred financial assets, nor has the Company provided any support it was not otherwise obligated to provide. No events occurred during the three months ended March 31, 2019 that changed the Company’s previous conclusions regarding whether it is the primary beneficiary of the VIEs described herein. Furthermore, no events occurred during the three months ended March 31, 2019 that changed the Company’s sale conclusion with regards to previously transferred residential mortgage loans, guaranteed student loans, or commercial loans.
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

Notes to Consolidated Financial Statements (Unaudited), continued

exchanged for cash or securities that are readily redeemable for cash, and servicing rights are retained.
The Company sold residential mortgage loans to Ginnie Mae, Fannie Mae, and Freddie Mac, which resulted in pre-tax net gains of $49 million and pre-tax net losses of $13 million for the three months ended March 31, 2019 and 2018, respectively. Net gains/losses on the sale of residential mortgage LHFS are recorded at inception of the associated IRLCs and reflect the change in value of the loans resulting from changes in interest rates from the time the Company enters into the related IRLCs with borrowers until the loans are sold, but do not include the results of hedging activities initiated by the Company to mitigate this market risk. See Note 16, "Derivative Financial Instruments," for further discussion of the Company's hedging activities. The Company has made certain representations and warranties with respect to the transfer of these loans. See Note 15, “Guarantees,” for additional information regarding representations and warranties.

Guaranteed Student Loans
The Company has securitized government-guaranteed student loans through a transfer of loans to a securitization entity and retained the residual interest in the entity. The Company concluded that this entity should be consolidated because the Company has (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses, and the right to receive benefits, that could potentially be significant. At March 31, 2019 and December 31, 2018, the Company’s Consolidated Balance Sheets reflected $159 million and $165 million of assets held by the securitization entity and $156 million and $161 million of debt issued by the entity, respectively, inclusive of related accrued interest.
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
Commercial Loans
The Company originates and sells certain commercial mortgage loans to Fannie Mae and Freddie Mac, originates FHA insured loans, and issues and sells Ginnie Mae commercial MBS secured by FHA insured loans. The Company transferred commercial loans to these Agencies and GSEs, which resulted in pre-tax net gains of $7 million and $9 million for the three months ended March 31, 2019 and 2018, respectively. The loans are exchanged for cash or securities that are readily redeemable for cash, with servicing rights retained. The Company has made certain representations and warranties with respect to the transfer of these loans and has entered into a loss share guarantee related to certain loans transferred to Fannie Mae. See Note 15, “Guarantees,” for additional information regarding the commercial mortgage loan loss share guarantee.

The Company's total managed loans, including the LHFI portfolio and other transferred loans (securitized and unsecuritized), are presented in the following table by portfolio balance and delinquency status (accruing loans 90 days or more past due and all nonaccrual loans) at March 31, 2019 and December 31, 2018, as well as the related net charge-offs for the three months ended March 31, 2019 and 2018.

	Portfolio Balance		Past Due and Nonaccrual		Net Charge-offs
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	Three Months Ended March 31
(Dollars in millions)					2019		2018
LHFI portfolio:
Commercial	$83,729	$80,940	$215	$175	$28		$17
Consumer	71,504	70,899	1,966	2,003	69		62
Total LHFI portfolio	155,233	151,839	2,181	2,178	97		79
Managed securitized loans:
Commercial [1]	6,585	6,399	—	—	—		—
Consumer	138,299	139,809	148	146	—	[2]	2	[2]
Total managed securitized loans	144,884	146,208	148	146	—		2
Managed unsecuritized loans [3]	607	1,134	79	152	—		—
Total managed loans	$300,724	$299,181	$2,408	$2,476	$97		$81

1 Comprised of commercial mortgages sold through Fannie Mae, Freddie Mac, and Ginnie Mae securitizations, whereby servicing has been retained by the Company.
2 Amounts associated with $347 million and $387 million of managed securitized loans at March 31, 2019 and December 31, 2018, respectively. Net charge-off data is not reported to the Company for the remaining balance of $138.0 billion and $139.4 billion of managed securitized loans at March 31, 2019 and December 31, 2018, respectively.
3 Comprised of unsecuritized loans the Company originated and sold to private investors with servicing rights retained. Net charge-offs on these loans are not presented in the table as the data is not reported to the Company by the private investors that own these related loans.

Notes to Consolidated Financial Statements (Unaudited), continued

Other Variable Interest Entities
In addition to exposure to VIEs arising from transfers of financial assets, the Company also has involvement with VIEs from other business activities.
Tax Credit Investments
The following table presents information related to the Company's investments in tax credit VIEs that it does not consolidate:

	Community Development Investments		Renewable Energy Partnerships
(Dollars in millions)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Carrying value of investments [1]	$1,686	$1,636	$81	$86
Maximum exposure to loss related to investments [2]	2,262	2,207	81	138

[1]
At March 31, 2019 and December 31, 2018, the carrying value of community development investments excludes $69 million and $68 million of investments in funds that do not qualify for tax credits, respectively.

[2]
At March 31, 2019 and December 31, 2018, the Company's maximum exposure to loss related to community development investments includes $503 million and $422 million of loans and $579 million and $639 million of unfunded equity commitments, respectively. At March 31, 2019 and December 31, 2018, the Company's maximum exposure to loss related to renewable energy partnerships includes $0 and $52 million of unfunded equity commitments, respectively.

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
The following table presents tax credits and amortization associated with the Company’s investments in community development investments:

	Tax Credits		Amortization
	Three Months Ended March 31		Three Months Ended March 31
(Dollars in millions)	2019	2018	2019	2018
Qualified affordable housing partnerships	$33	$30	$35	$32
Other community development investments	18	18	15	14

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

Total Return Swaps
At March 31, 2019 and December 31, 2018, the outstanding notional amount of the Company's VIE-facing TRS contracts totaled $2.2 billion and $2.0 billion, and related loans outstanding to VIEs totaled $2.2 billion and $2.0 billion, respectively. These financings were measured at fair value and classified within Trading assets and derivative instruments on the Consolidated Balance Sheets. The Company entered into client-facing TRS contracts of the same outstanding notional amounts. The notional amounts of the TRS contracts with VIEs represent the Company’s maximum exposure to loss, although this exposure has been mitigated via the TRS contracts with clients. For additional information on the Company’s TRS contracts and its involvement with these VIEs, see Note 16, “Derivative Financial Instruments,” as well as Note 12, "Certain Transfers of Financial Assets and Variable Interest Entities," to the Company's 2018 Annual Report on Form 10-K.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 12 – NET INCOME PER COMMON SHARE
Reconciliations of net income to net income available to common shareholders and average basic common shares outstanding to average diluted common shares outstanding are presented in the following table.

	Three Months Ended March 31
(Dollars and shares in millions, except per share data)	2019	2018
Net income	$580	$643
Less:
Preferred stock dividends	(26)	(31)
Net income available to common shareholders	$554	$612

Average common shares outstanding - basic	443.6	468.7
Add dilutive securities:
RSUs	2.6	2.8
Common stock warrants, options, and restricted stock	0.5	2.1
Average common shares outstanding - diluted	446.7	473.6

Net income per average common share - diluted	$1.24	$1.29
Net income per average common share - basic	1.25	1.31

NOTE 13 - INCOME TAXES
For the three months ended March 31, 2019 and 2018, the provision for income taxes was $104 million and $147 million, representing effective tax rates of 15% and 19%, respectively. The effective tax rate for the three months ended March 31, 2019 was favorably impacted by $17 million of net discrete income tax benefits related primarily to stock-based compensation and state income tax true-ups, while the effective tax rate for the three months ended March 31, 2018 was favorably impacted by $4 million of net discrete income tax benefits.

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

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 14 - EMPLOYEE BENEFIT PLANS
The Company sponsors various compensation and benefit programs to attract and retain talent. Aligned with a pay for performance culture, the Company's plans and programs include short-term incentives, AIP, and various LTI plans. See Note 17,

“Employee Benefit Plans,” to the Company's 2018 Annual Report on Form 10-K for additional information regarding the Company's employee benefit plans.

Stock-based compensation expense recognized in Employee compensation in the Consolidated Statements of Income consisted of the following:

	Three Months Ended March 31
(Dollars in millions)	2019	2018
RSUs	$25	$39
Phantom stock units [1]	12	17
Total stock-based compensation expense	$37	$56

Stock-based compensation tax benefit [2]	$9	$13
1 Phantom stock units are settled in cash. The Company paid $44 million and $75 million during the three months ended March 31, 2019 and 2018, respectively, related to these share-based liabilities.
2 Does not include excess tax benefits or deficiencies recognized in the Provision for income taxes in the Consolidated Statements of Income.

Components of net periodic benefit related to the Company's pension and other postretirement benefits plans are presented in the following table and are recognized in Employee benefits in the Consolidated Statements of Income:

	Three Months Ended March 31
	Pension Benefits [1]		Other Postretirement Benefits
(Dollars in millions)	2019	2018	2019	2018
Service cost	$1	$1	$—	$—
Interest cost	24	23	—	—
Expected return on plan assets	(37)	(47)	(1)	(1)
Amortization of prior service credit	—	—	(2)	(2)
Amortization of actuarial loss	6	6	—	—
Net periodic benefit	($6)	($17)	($3)	($3)
1 Administrative fees are recognized in service cost for each of the periods presented.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 15 – GUARANTEES
The Company has undertaken certain guarantee obligations in the ordinary course of business. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform and make future payments should certain triggering events occur. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or through provision of the Company’s services. The following is a discussion of the guarantees that the Company has issued at March 31, 2019. The Company has also entered into certain contracts that are similar to guarantees, but that are accounted for as derivative instruments as discussed in Note 16, “Derivative Financial Instruments.”

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
At March 31, 2019 and December 31, 2018, the maximum potential exposure to loss related to the Company’s issued letters of credit was $2.8 billion and $2.9 billion, respectively. The Company’s outstanding letters of credit generally have a term of more than one year. Some standby letters of credit are designed to be drawn upon in the normal course of business and others are drawn upon only in circumstances of dispute or default in the underlying transaction to which the Company is not a party. In all cases, the Company is entitled to reimbursement from the client. If a letter of credit is drawn upon and reimbursement is not provided by the client, the Company may take possession of the collateral securing the letter of credit, where applicable.
The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with its credit policies. Consistent with the methodologies used for all commercial borrowers, an internal assessment of the PD and loss severity in the event of default is performed. The Company’s credit risk management for letters of credit leverages the risk rating process to focus greater visibility on higher risk and higher dollar letters of credit. The allowance associated with letters of credit is a component of the unfunded commitments reserve recorded in Other liabilities on the Consolidated Balance Sheets and is included in the allowance for credit losses as disclosed in Note 7, “Allowance for Credit Losses.” Additionally, unearned fees relating to letters of credit are recorded in Other liabilities on the Consolidated Balance Sheets. The net carrying amount of unearned fees was immaterial at both March 31, 2019 and December 31, 2018.

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
The following table summarizes the changes in the Company’s reserve for residential mortgage loan repurchases:

	Three Months Ended March 31
(Dollars in millions)	2019	2018
Balance, beginning of period	$26	$39
Repurchase (benefit)/provision	(2)	—
Balance, end of period	$24	$39

A significant degree of judgment is used to estimate the mortgage repurchase liability as the estimation process is inherently uncertain and subject to imprecision. The Company believes that its reserve appropriately estimates incurred losses based on its current analysis and assumptions. While the mortgage repurchase reserve includes the estimated cost of settling claims related to required repurchases, the Company’s estimate of losses depends on its assumptions regarding GSE and other counterparty behavior, loan performance, home prices, and other factors. The liability is recorded in Other liabilities on the Consolidated Balance Sheets, and the related repurchase (benefit)/provision is recognized in Mortgage related income in the Consolidated Statements of Income. See Note 18, “Contingencies,” for additional information on current legal matters related to loan sales.

Notes to Consolidated Financial Statements (Unaudited), continued

The following table summarizes the carrying value of the Company’s outstanding repurchased residential mortgage loans:

(Dollars in millions)	March 31, 2019	December 31, 2018
Outstanding repurchased residential mortgage loans:
Performing LHFI	$181	$183
Nonperforming LHFI	12	16
Total carrying value of outstanding repurchased residential mortgages	$193	$199

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
Commercial Mortgage Loan Loss Share Guarantee
In connection with the acquisition of Pillar, the Company assumed a loss share obligation associated with the terms of a master loss sharing agreement with Fannie Mae for multi-family commercial mortgage loans that were sold by Pillar to Fannie Mae under Fannie Mae’s delegated underwriting and servicing program. Upon the acquisition of Pillar, the Company entered into a lender contract amendment with Fannie Mae for multi-family commercial mortgage loans that Pillar sold to Fannie Mae prior to acquisition and that the Company sold to Fannie Mae subsequent to acquisition, whereby the Company bears a risk of loss of up to one-third of the incurred losses resulting from borrower defaults. The breach of any representation or warranty related to a loan sold to Fannie Mae could increase the Company’s level of risk-sharing associated with the loan. The outstanding UPB of loans sold subject to the loss share guarantee was $3.6 billion and $3.5 billion at March 31, 2019 and December 31, 2018, respectively. The maximum potential exposure to loss was $1.1 billion and $1.0 billion at March 31, 2019 and December 31, 2018, respectively. Using probability of default and severity of loss estimates, the Company’s loss share liability was $6 million and $5 million at March 31, 2019 and December 31, 2018, respectively, and is recorded in Other liabilities on the Consolidated Balance Sheets.
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
In May 2009, the Company sold its 3.2 million Class B shares to the Visa Counterparty and entered into a derivative with the Visa Counterparty. Under the derivative, the Visa Counterparty is compensated by the Company for any decline in the conversion factor as a result of the outcome of the Litigation. Conversely, the Company is compensated by the Visa Counterparty for any increase in the conversion factor. The amount of payments made or received under the derivative is a function of the 3.2 million shares sold to the Visa Counterparty, the change in conversion rate, and Visa’s share price. The Visa Counterparty, as a result of its ownership of the Class B shares, is impacted by dilutive adjustments to the conversion factor of the Class B shares caused by the Litigation losses. Additionally, the Company will make periodic payments based on the notional of the derivative and a fixed rate until the date on which the Litigation is settled. The fair value of the derivative is estimated based on unobservable inputs consisting of management’s estimate of the probability of certain litigation scenarios and the timing of the resolution of the Litigation. The fair value of the derivative liability was $7 million at both March 31, 2019 and December 31, 2018. The fair value of the derivative is estimated based on the Company’s expectations regarding the resolution of the Litigation. The ultimate impact to the Company could be significantly different based on the Litigation outcome.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 16 - DERIVATIVE FINANCIAL INSTRUMENTS
The Company enters into various derivative financial instruments, both in a dealer capacity to facilitate client transactions and as an end user as a risk management tool. The Company generally manages the risk associated with these derivatives within the established MRM and credit risk management frameworks. Derivatives may be used by the Company to hedge various economic or client-related exposures. In such instances, derivative positions are typically monitored using a VAR methodology, with exposures reviewed daily. Derivatives are also used as a risk management tool to hedge the Company’s balance sheet exposure to changes in identified cash flow and fair value risks, either economically or in accordance with hedge accounting provisions. The Company’s Corporate Treasury function is responsible for employing the various hedge strategies to manage these objectives. The Company enters into IRLCs on residential and commercial mortgage loans that are accounted for as freestanding derivatives. Additionally, certain contracts containing embedded derivatives are measured, in their entirety, at fair value. All derivatives, including both freestanding and any embedded derivatives that the Company bifurcates from the host contracts, are measured at fair value in the Consolidated Balance Sheets in Trading assets and derivative instruments and Trading liabilities and derivative instruments. The associated gains and losses are either recognized in AOCI, net of tax, or within the Consolidated Statements of Income, depending upon the use and designation of the derivatives.

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
When the Company has more than one outstanding derivative transaction with a single counterparty, and there exists a legal right of offset with that counterparty, the Company considers its exposure to the counterparty to be the net fair value of its derivative positions with that counterparty. If the net fair value is positive, then the corresponding asset value also reflects cash collateral held. At March 31, 2019, the economic exposure of these net derivative asset positions was $736 million, reflecting $1.1 billion of net derivative gains, adjusted for cash and other collateral of $404 million that the Company held in relation to these positions. At December 31, 2018, the economic exposure of net derivative asset positions was $541 million, reflecting $891 million of net derivative gains, adjusted for cash and other collateral held of $350 million.
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
Derivative instruments are priced using observable market inputs at a mid-market valuation point and take into consideration appropriate valuation adjustments for collateral, market liquidity, and counterparty credit risk. For purposes of determining fair value adjustments to its OTC derivative positions, the Company takes into consideration the credit profile and likelihood of default by counterparties, the CVA, the Company’s own credit risk, the DVA, as well as the Company's net exposure, which considers legally enforceable master netting agreements and collateral along with remaining maturities. In determining the CVA, the expected loss of each counterparty is estimated using market-based views of counterparty default probabilities observed in the single-name CDS market, when available and of sufficient liquidity. When single-name CDS market data is not available or not of sufficient liquidity, the probability of default is estimated using a combination of the Company’s internal risk rating system and sector/rating based CDS data. For purposes of estimating the Company’s own credit risk on derivative liability positions, the DVA, the Company uses probabilities of default from observable, sector/rating based CDS data. For additional information on the Company’s fair value measurements, see Note 17, “Fair Value Election and Measurement.”
Currently, the industry standard master netting agreements governing the majority of the Company's derivative transactions with counterparties contain bilateral events of default and acceleration provisions related to the creditworthiness of the Bank and the counterparty. Should the Bank be in default under any of these provisions, the Bank’s counterparties would be permitted to close out transactions with the Bank on a net basis, at amounts that would approximate the fair values of the

Notes to Consolidated Financial Statements (Unaudited), continued

derivatives, resulting in a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. Additionally, certain of the Company’s derivative liability positions, totaling $1.3 billion and $589 million in fair value at March 31, 2019 and December 31, 2018, respectively, contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an ATE that permits the counterparties to close-out net and apply collateral or, where a CSA is present, require the Bank to post additional collateral.
At March 31, 2019, the Bank held senior long-term debt credit ratings of Baal/A-/A- from Moody’s, S&P, and Fitch, respectively. At March 31, 2019, ATEs have been triggered for less than $1 million in fair value liabilities. The maximum additional liability that could be triggered from ATEs was approximately $13 million at March 31, 2019. At March 31, 2019, $1.3 billion in fair value of derivative liabilities were subject to CSAs, against which the Bank has posted $786 million in collateral, primarily in the form of cash. Pursuant to the terms of the CSA, the Bank would be required to post additional collateral of approximately $1 million against these contracts if the Bank were downgraded to Baa2/BBB+. Further downgrades to Baa3/BBB and Ba1/BBB- would require the Bank to post an additional $2 million and $7 million of collateral, respectively. Any downgrades below Ba2/BB+ do not contain predetermined collateral posting levels.
Notional and Fair Value of Derivative Positions
The following table presents the Company’s derivative positions at March 31, 2019 and December 31, 2018. The notional amounts in the table are presented on a gross basis at March 31, 2019 and December 31, 2018. Gross positive and gross negative fair value amounts associated with respective notional amounts are presented without consideration of any netting agreements, including collateral arrangements. Net fair value derivative amounts are adjusted on an aggregate basis, where applicable, to take into consideration the effects of legally enforceable master netting agreements, including any cash collateral received or paid, and are recognized in Trading assets and derivative instruments or Trading liabilities and derivative instruments on the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Unaudited), continued

	March 31, 2019			December 31, 2018
		Fair Value			Fair Value
(Dollars in millions)	Notional Amounts	Asset Derivatives	Liability Derivatives	Notional Amounts	Asset Derivatives	Liability Derivatives
Derivative instruments designated in hedging relationships
Cash flow hedges: [1]
Interest rate contracts hedging floating rate LHFI	$9,775	$1	$2	$10,500	$1	$2
Subtotal	9,775	1	2	10,500	1	2
Fair value hedges: [2]
Interest rate contracts hedging fixed rate debt	10,305	2	1	9,550	1	1
Interest rate contracts hedging brokered time deposits	—	—	—	59	—	—
Subtotal	10,305	2	1	9,609	1	1

Derivative instruments not designated as hedging instruments [3]
Interest rate contracts hedging:
Residential MSRs [4]	37,832	70	10	28,011	54	10
LHFS, IRLCs [5]	3,049	6	20	4,891	18	38
LHFI	183	—	—	159	—	—
Trading activity [6]	128,285	959	604	127,286	771	687
Foreign exchange rate contracts hedging loans and trading activity	9,089	112	102	9,824	129	119
Credit contracts hedging:
LHFI	927	—	23	830	—	14
Trading activity [7]	4,434	37	34	4,058	97	95
Equity contracts hedging trading activity [6]	34,301	1,873	1,953	34,471	1,447	1,644
Other contracts:
IRLCs and other [8]	1,829	23	11	1,393	20	15
Commodity derivatives	2,078	45	44	2,020	93	91
Subtotal	222,007	3,125	2,801	212,943	2,629	2,713

Total derivative instruments	$242,087	$3,128	$2,804	$233,052	$2,631	$2,716

Total gross derivative instruments (before netting)		$3,128	$2,804		$2,631	$2,716
Less: Legally enforceable master netting agreements		(1,709)	(1,709)		(1,654)	(1,654)
Less: Cash collateral received/paid		(391)	(831)		(338)	(652)
Total derivative instruments (after netting)		$1,028	$264		$639	$410

[1]	See “Cash Flow Hedging” in this Note for further discussion.

[2]	See “Fair Value Hedging” in this Note for further discussion.

[3]	See “Economic Hedging Instruments and Trading Activities” in this Note for further discussion.

[4]
Notional amounts include $1.9 billion and $921 million related to interest rate futures at March 31, 2019 and December 31, 2018, respectively. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.

[5]
Notional amounts include $65 million and $116 million related to interest rate futures at March 31, 2019 and December 31, 2018, respectively. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.

[6]
Notional amounts include $1.5 billion and $1.2 billion related to interest rate futures at March 31, 2019 and December 31, 2018, and $268 million and $136 million related to equity futures at March 31, 2019 and December 31, 2018, respectively. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table. Notional amounts also include amounts related to interest rate swaps hedging fixed rate debt.

[7]
Notional amounts include $8 million and $6 million from purchased credit risk participation agreements at March 31, 2019 and December 31, 2018, and $35 million and $33 million from written credit risk participation agreements at March 31, 2019 and December 31, 2018, respectively. These notional amounts are calculated as the notional of the derivative participated adjusted by the relevant RWA conversion factor.

[8]	Notional amounts include $41 million related to the Visa derivative liability at both March 31, 2019 and December 31, 2018. See Note 15, "Guarantees" for additional information.

Notes to Consolidated Financial Statements (Unaudited), continued

Netting of Derivative Instruments
The Company has various financial assets and financial liabilities that are subject to enforceable master netting agreements or similar agreements. The Company's securities borrowed or purchased under agreements to resell, and securities sold under agreements to repurchase, that are subject to enforceable master netting agreements or similar agreements, are discussed in Note 3, “Federal Funds Sold and Securities Financing Activities.” The Company enters into ISDA or other legally enforceable industry standard master netting agreements with derivative counterparties. Under the terms of the master netting agreements, all transactions between the Company and the counterparty constitute a single business relationship such that in the event of default, the nondefaulting party is entitled to set off claims and apply property held by that party in respect of any transaction against obligations owed.

The following tables present total gross derivative instrument assets and liabilities at March 31, 2019 and December 31, 2018, which are adjusted to reflect the effects of legally enforceable master netting agreements and cash collateral received or paid when calculating the net amount reported in the Consolidated Balance Sheets. Also included in the tables are financial instrument collateral related to legally enforceable master netting agreements that represents securities collateral received or pledged and customer cash collateral held at third party custodians. These amounts are not offset on the Consolidated Balance Sheets but are shown as a reduction to total derivative instrument assets and liabilities to derive net derivative assets and liabilities. These amounts are limited to the derivative asset/liability balance, and accordingly, do not include excess collateral received/pledged.

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
March 31, 2019
Derivative instrument assets:
Derivatives subject to master netting arrangement or similar arrangement	$2,720	$1,976	$744		$13	$731
Derivatives not subject to master netting arrangement or similar arrangement	24	—	24		—	24
Exchange traded derivatives	384	124	260		—	260
Total derivative instrument assets	$3,128	$2,100	$1,028	[1]	$13	$1,015

Derivative instrument liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$2,599	$2,416	$183		$30	$153
Derivatives not subject to master netting arrangement or similar arrangement	81	—	81		—	81
Exchange traded derivatives	124	124	—		—	—
Total derivative instrument liabilities	$2,804	$2,540	$264	[2]	$30	$234

December 31, 2018
Derivative instrument assets:
Derivatives subject to master netting arrangement or similar arrangement	$2,425	$1,873	$552		$12	$540
Derivatives not subject to master netting arrangement or similar arrangement	20	—	20		—	20
Exchange traded derivatives	186	119	67		—	67
Total derivative instrument assets	$2,631	$1,992	$639	[1]	$12	$627

Derivative instrument liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$2,521	$2,187	$334		$14	$320
Derivatives not subject to master netting arrangement or similar arrangement	76	—	76		—	76
Exchange traded derivatives	119	119	—		—	—
Total derivative instrument liabilities	$2,716	$2,306	$410	[2]	$14	$396
1 At March 31, 2019, $1.0 billion, net of $391 million offsetting cash collateral, is recognized in Trading assets and derivative instruments within the Company's Consolidated Balance Sheets. At December 31, 2018, $639 million, net of $338 million offsetting cash collateral, is recognized in Trading assets and derivative instruments within the Company's Consolidated Balance Sheets.
2 At March 31, 2019, $264 million, net of $831 million offsetting cash collateral, is recognized in Trading liabilities and derivative instruments within the Company's Consolidated Balance Sheets. At December 31, 2018, $410 million, net of $652 million offsetting cash collateral, is recognized in Trading liabilities and derivative instruments within the Company's Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Unaudited), continued

Fair Value and Cash Flow Hedging Instruments
Fair Value Hedging
The Company enters into interest rate swap agreements as part of its risk management objectives for hedging exposure to changes in fair value due to changes in interest rates. These hedging arrangements convert certain fixed rate long-term debt and CDs to floating rates. For all designated fair value hedge relationships, changes in the fair value of the hedging instrument attributable to the hedged risk are recognized in the same income statement line as the earnings impact from the hedged item. There were no components of derivative gains or losses excluded in the Company’s assessment of hedge effectiveness related to the fair value hedges.

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
The Company enters into interest rate swaps designated as cash flow hedging instruments to hedge its exposure to contractually specified interest rate risk associated with floating rate loans. For the three months ended March 31, 2019, the amount of pre-tax gain recognized in OCI on derivative instruments was $61 million. For the three months ended March 31, 2018, the amount of pre-tax loss recognized in OCI on derivative instruments was $165 million. At March 31, 2019, the maturities for hedges of floating rate loans ranged from less than one year to seven years, with the weighted average being 2.6 years. At December 31, 2018, the maturities for hedges of floating rate loans ranged from less than one year to five years, with the weighted average being 2.5 years. These hedges have been highly effective in offsetting the designated risks. At March 31, 2019, $186 million of deferred net pre-tax losses on derivative instruments designated as cash flow hedges on floating rate loans recognized in AOCI are expected to be reclassified into net interest income during the next twelve months. The amount to be reclassified into income incorporates the impact from both active and terminated cash flow hedges, including the net interest income earned on the active hedges, assuming no changes in LIBOR. The Company may choose to terminate or de-designate a hedging relationship due to a change in the risk management objective for that specific hedge item, which may arise in conjunction with an overall balance sheet management strategy.

Notes to Consolidated Financial Statements (Unaudited), continued

The following table presents gains and losses on derivatives in fair value and cash flow hedging relationships by contract type and by income statement line item for the three months ended March 31, 2019 and 2018. The table does not disclose the financial impact of the activities that these derivative instruments are intended to hedge.

	Net Interest Income
(Dollars in millions)	Interest and fees on LHFI		Interest on Long-term Debt		Total
Three Months Ended March 31, 2019
Interest income/(expense), including the effects of fair value and cash flow hedges	$1,697		($125)		$1,572

(Loss)/gain on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—		($4)		($4)
Recognized on derivatives	—		66		66
Recognized on hedged items	—		(71)	[1]	(71)
Net expense recognized on fair value hedges	$—		($9)		($9)

Loss on cash flow hedging relationships:
Interest rate contracts:
Amount of pre-tax loss reclassified from AOCI into income	($39)	[2]	$—		($39)
Net expense recognized on cash flow hedges	($39)		$—		($39)

Three Months Ended March 31, 2018
Interest income/(expense), including the effects of fair value and cash flow hedges	$1,398		($74)		$1,324

Gain/(loss) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—		$3		$3
Recognized on derivatives	—		(72)		(72)
Recognized on hedged items	—		69	[1]	69
Net income/(expense) recognized on fair value hedges	$—		$—		$—

Loss on cash flow hedging relationships:
Interest rate contracts:
Amount of pre-tax loss reclassified from AOCI into income	($1)	[2]	$—		($1)
Net expense recognized on cash flow hedges	($1)		$—		($1)
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

The following table presents the carrying amount of hedged liabilities on the Consolidated Balance Sheets in fair value hedging relationships and the associated cumulative basis adjustment related to the application of hedge accounting:

		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Liabilities
(Dollars in millions)	Carrying Amount of Hedged Liabilities	Hedged Items Currently Designated	Hedged Items No Longer Designated
March 31, 2019
Long-term debt	$9,233	$54	($114)

December 31, 2018
Long-term debt	$8,411	($10)	($120)
Brokered time deposits	29	—	—

Notes to Consolidated Financial Statements (Unaudited), continued

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

The impacts of derivative instruments used for economic hedging or trading purposes on the Consolidated Statements of Income are presented in the following table:

	Classification of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives During the Three Months Ended March 31
(Dollars in millions)		2019	2018
Derivative instruments not designated as hedging instruments:
Interest rate contracts hedging:
Residential MSRs	Mortgage related income	$113	($93)
LHFS, IRLCs	Mortgage related income	(19)	46
LHFI	Other noninterest income	(1)	2
Trading activity	Trading income	14	9
Foreign exchange rate contracts hedging loans and trading activity	Trading income	5	(2)
Credit contracts hedging:
LHFI	Other noninterest income	(10)	1
Trading activity	Trading income	6	6
Equity contracts hedging trading activity	Trading income	18	1
Other contracts:
IRLCs and other	Mortgage related income; Commercial real estate related income	33	(6)
Total		$159	($36)

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
The Company has also entered into TRS contracts on loans. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same amount on the matched TRS. To mitigate its credit risk, the Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral if the fair value of the underlying reference assets deteriorates. There were $2.2 billion and $2.0 billion of outstanding TRS notional balances at March 31, 2019 and December 31, 2018, respectively. The fair values of these TRS assets and liabilities at March 31, 2019 were $37 million and $34 million, respectively, and related cash collateral held at March 31, 2019 was $592 million. The fair values of the TRS assets and liabilities at December 31, 2018 were $97 million and $94 million, respectively, and related cash collateral held at December 31, 2018 was $601 million. For additional information on the Company’s TRS contracts, see Note 11, “Certain Transfers of Financial Assets and Variable Interest Entities,” to the Consolidated Financial Statements in this Form 10-Q, as well as Note 20, “Fair Value Election and Measurement,” to the Company’s 2018 Annual Report on Form 10-K.

The Company writes risk participations, which are credit derivatives, whereby the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on a derivative, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative. The Company manages its payment risk on its risk participations by monitoring the creditworthiness of the obligors, which are all corporations or partnerships, through the normal credit review process that the Company would have performed had it entered into a derivative directly with the obligors. To date, no material losses have been incurred related to the Company’s written risk participations. At March 31, 2019, the remaining terms on these risk participations generally ranged from less than one year to 10 years, with a weighted average term on the maximum estimated exposure of 6.4 years. At December 31, 2018, the remaining terms on these risk participations generally ranged from less than one year to 10 years, with a weighted average term on the maximum estimated exposure of 5.9 years. The Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $234 million and $217 million at March 31, 2019 and December 31, 2018, respectively. The fair values of the written risk participations were immaterial at both March 31, 2019 and December 31, 2018.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 17 - FAIR VALUE ELECTION AND MEASUREMENT
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

Notes to Consolidated Financial Statements (Unaudited), continued

Recurring Fair Value Measurements
The following tables present certain information regarding assets and liabilities measured at fair value on a recurring basis and the changes in fair value for those specific financial instruments for which fair value has been elected. For a discussion of the valuation techniques and inputs used in estimating fair value for assets and liabilities measured at fair value on a recurring basis, see Note 20, “Fair Value Election and Measurement,” to the Company's 2018 Annual Report on Form 10-K.

	March 31, 2019
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments [1]	Assets/Liabilities at Fair Value
Assets
Trading assets and derivative instruments:
U.S. Treasury securities	$258	$—	$—	$—	$258
Federal agency securities	—	281	—	—	281
U.S. states and political subdivisions	—	33	—	—	33
MBS - agency	—	814	—	—	814
Corporate and other debt securities	—	889	—	—	889
CP	—	283	—	—	283
Equity securities	71	—	—	—	71
Derivative instruments	384	2,721	23	(2,100)	1,028
Trading loans [2]	—	2,602	—	—	2,602
Total trading assets and derivative instruments	713	7,623	23	(2,100)	6,259

Securities AFS:
U.S. Treasury securities	4,259	—	—	—	4,259
Federal agency securities	—	142	—	—	142
U.S. states and political subdivisions	—	593	—	—	593
MBS - agency residential	—	23,210	—	—	23,210
MBS - agency commercial	—	2,624	—	—	2,624
MBS - non-agency commercial	—	1,012	—	—	1,012
Corporate and other debt securities	—	13	—	—	13
Total securities AFS	4,259	27,594	—	—	31,853

LHFS	—	1,059	—	—	1,059
LHFI	—	—	134	—	134
Residential MSRs	—	—	1,883	—	1,883
Other assets	85	—	—	—	85

Liabilities
Trading liabilities and derivative instruments:
U.S. Treasury securities	873	—	—	—	873
MBS - agency	—	3	—	—	3
Corporate and other debt securities	—	456	—	—	456
Equity securities	13	—	—	—	13
Derivative instruments	124	2,673	7	(2,540)	264
Total trading liabilities and derivative instruments	1,010	3,132	7	(2,540)	1,609

Brokered time deposits	—	473	—	—	473
Long-term debt	—	296	—	—	296

1 Amounts represent offsetting cash collateral received from, and paid to, the same derivative counterparties, and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists. See Note 16, “Derivative Financial Instruments,” for additional information.
2 At March 31, 2019, includes $2.2 billion of loans related to the Company’s TRS business, $91 million of loans related to the Company’s loan sales and trading business held in inventory, and $309 million of loans backed by the SBA held in inventory.

Notes to Consolidated Financial Statements (Unaudited), continued

	December 31, 2018
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments [1]	Assets/Liabilities at Fair Value
Assets
Trading assets and derivative instruments:
U.S. Treasury securities	$262	$—	$—	$—	$262
Federal agency securities	—	188	—	—	188
U.S. states and political subdivisions	—	54	—	—	54
MBS - agency	—	860	—	—	860
Corporate and other debt securities	—	700	—	—	700
CP	—	190	—	—	190
Equity securities	73	—	—	—	73
Derivative instruments	186	2,425	20	(1,992)	639
Trading loans [2]	—	2,540	—	—	2,540
Total trading assets and derivative instruments	521	6,957	20	(1,992)	5,506

Securities AFS:
U.S. Treasury securities	4,211	—	—	—	4,211
Federal agency securities	—	221	—	—	221
U.S. states and political subdivisions	—	589	—	—	589
MBS - agency residential	—	22,864	—	—	22,864
MBS - agency commercial	—	2,627	—	—	2,627
MBS - non-agency commercial	—	916	—	—	916
Corporate and other debt securities	—	14	—	—	14
Total securities AFS	4,211	27,231	—	—	31,442

LHFS	—	1,178	—	—	1,178
LHFI	—	—	163	—	163
Residential MSRs	—	—	1,983	—	1,983
Other assets	95	—	—	—	95

Liabilities
Trading liabilities and derivative instruments:
U.S. Treasury securities	801	—	—	—	801
MBS - agency	—	3	—	—	3
Corporate and other debt securities	—	385	—	—	385
Equity securities	5	—	—	—	5
Derivative instruments	119	2,590	7	(2,306)	410
Total trading liabilities and derivative instruments	925	2,978	7	(2,306)	1,604

Brokered time deposits	—	403	—	—	403
Long-term debt	—	289	—	—	289

1 Amounts represent offsetting cash collateral received from, and paid to, the same derivative counterparties, and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists. See Note 16, “Derivative Financial Instruments,” for additional information.
2 At December 31, 2018, includes $2.0 billion of loans related to the Company’s TRS business, $137 million of loans related to the Company’s loan sales and trading business held in inventory, and $366 million of loans backed by the SBA loans held in inventory, measured at fair value.

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present the difference between fair value and the aggregate UPB for which the FVO has been elected for certain trading loans, LHFS, LHFI, brokered time deposits, and long-term debt instruments.

(Dollars in millions)	Fair Value at March 31, 2019	Aggregate UPB at March 31, 2019	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,602	$2,540	$62
LHFS:
Accruing	1,059	1,024	35
LHFI:
Accruing	130	132	(2)
Nonaccrual	4	5	(1)
Liabilities:
Brokered time deposits	473	475	(2)
Long-term debt	296	292	4

(Dollars in millions)	Fair Value at December 31, 2018	Aggregate UPB at December 31, 2018	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,540	$2,526	$14
LHFS:
Accruing	1,178	1,128	50
LHFI:
Accruing	158	163	(5)
Nonaccrual	5	6	(1)
Liabilities:
Brokered time deposits	403	403	—
Long-term debt	289	286	3

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

	Fair Value Gain/(Loss) for the Three Months Ended March 31, 2019 for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Related Income [1]	Other Noninterest Income	Total Changes in Fair Values Included in Earnings [2]
Assets:
Trading loans [3]	$7	$—	$—	$7
LHFS [4]	—	15	—	15
LHFI	—	—	2	2
Residential MSRs	—	(160)	—	(160)
Liabilities:
Brokered time deposits	(12)	—	—	(12)
Long-term debt	(7)	—	—	(7)
1 Income related to LHFS does not include income from IRLCs. For the three months ended March 31, 2019, income related to residential MSRs includes income recognized upon the sale of loans reported at LOCOM.
2 Changes in fair value for the three months ended March 31, 2019 exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, LHFI, brokered time deposits, and long-term debt that have been elected to be measured at fair value are recognized in Interest income or Interest expense in the Consolidated Statements of Income.
3 Includes an immaterial amount of gains or losses in the Consolidated Statements of Income due to changes in fair value attributable to instrument-specific credit risk for three months ended March 31, 2019.
4 Includes an immaterial amount of gains or losses in the Consolidated Statements of Income due to changes in fair value attributable to borrower-specific credit risk for the three months ended March 31, 2019.

	Fair Value Gain/(Loss) for the Three Months Ended March 31, 2018 for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Related Income [1]	Other Noninterest Income	Total Changes in Fair Values Included in Earnings [2]
Assets:
Trading loans [3]	$2	$—	$—	$2
LHFS [4]	—	(13)	—	(13)
LHFI	—	—	(2)	(2)
Residential MSRs	—	59	—	59
Liabilities:
Brokered time deposits	7	—	—	7
Long-term debt	3	—	—	3
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
3 Includes an immaterial amount of gains or losses in the Consolidated Statements of Income due to changes in fair value attributable to instrument-specific credit risk for three months ended March 31, 2018.
4 Includes an immaterial amount of gains or losses in the Consolidated Statements of Income due to changes in fair value attributable to borrower-specific credit risk for the three months ended March 31, 2018.

Notes to Consolidated Financial Statements (Unaudited), continued

The valuation technique and range, including weighted average, of the unobservable inputs associated with the Company’s level 3 assets and liabilities are as follows:

	Level 3 Significant Unobservable Input Assumptions
(Dollars in millions)	Fair value March 31, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average) [1]
Assets
Trading assets and derivative instruments:
Derivative instruments, net [2]	$16	Internal model	Pull through rate	37-100% (81%)
			MSR value	21-160 bps (112 bps)
LHFI	130	Monte Carlo/Discounted cash flow	Option adjusted spread	62-250 bps (174 bps)
			Conditional prepayment rate	7-28 CPR (15 CPR)
			Conditional default rate	0-1 CDR (0.5 CDR)
	4	Collateral based pricing	Appraised value	NM [3]
Residential MSRs	1,883	Monte Carlo/Discounted cash flow	Conditional prepayment rate	6-30 CPR (13 CPR)
			Option adjusted spread	0-118% (2%)

1 Unobservable inputs were weighted by the relative fair value of the financial instruments.
2 Amount represents the net of IRLC assets and liabilities and includes the derivative liability associated with the Company’s sale of Visa shares. Refer to the “Trading Liabilities and Derivative Instruments” section in Note 20, “Fair Value Election and Measurement,” to the Company's 2018 Annual Report on Form 10-K, for a discussion of valuation assumptions related to the Visa derivative liability.
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
2 Amount represents the net of IRLC assets and liabilities and includes the derivative liability associated with the Company’s sale of Visa shares. Refer to the “Trading Liabilities and Derivative Instruments” section in Note 20, “Fair Value Election and Measurement,” to the Company's 2018 Annual Report on Form 10-K, for a discussion of valuation assumptions related to the Visa derivative liability.
3 Not meaningful.

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (other than residential MSRs which are disclosed in Note 8, “Goodwill and Other Intangible Assets”). Transfers into and out of the fair value hierarchy levels are assumed to occur at the end of the period in which the transfer occurred. None of the transfers into or out of level 3 have been the result of using alternative valuation approaches to estimate fair values.

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning Balance January 1, 2019	Included in Earnings		OCI	Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items		Transfers into Level 3	Transfers out of Level 3	Fair Value March 31, 2019
Assets
Trading assets:
Derivative instruments, net	$13	$35	[1]	$—	$—	$—	($1)	($31)	[2]	$—	$—	$16

LHFI	163	2	[3]	—	—	—	(7)	—		1	(25)	134

1 Includes issuances, fair value changes, and expirations. Amount related to residential IRLCs is recognized in Mortgage related income, amount related to commercial IRLCs is recognized in Commercial real estate related income, and amount related to Visa derivative liability is recognized in Other noninterest expense. Included $22 million in earnings during the three months ended March 31, 2019, related to changes in unrealized gains on net derivative instruments still held at March 31, 2019.
2 During the three months ended March 31, 2019, the Company transferred $31 million of net IRLC assets out of level 3 as the associated loans were closed.
3 Amounts are generally included in Mortgage related income; however, the mark on certain fair value loans is included in Other noninterest income. Included $1 million in earnings during the three months ended March 31, 2019, related to changes in unrealized gains on LHFI still held at March 31, 2019.

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning Balance January 1, 2018	Included in Earnings		OCI	Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items		Transfers into Level 3	Transfers out of Level 3	Fair Value March 31, 2018
Assets
Trading assets:
Derivative instruments, net	$—	($6)	[1]	$—	$—	$—	$1	$6	[2]	$—	$—	$1
Securities AFS:
MBS - non-agency residential	59	—		—	—	—	(2)	—		—	(57)	—
ABS	8	—		—	—	—	(1)	—		—	(7)	—
Corporate and other debt securities	5	—		—	—	—	—	—		—	(5)	—
Total securities AFS	72	—		—	—	—	(3)	—		—	(69)	—

LHFI	196	(2)	[3]	—	—	—	(7)	—		1	—	188

1 Includes issuances, fair value changes, and expirations. Amount related to residential IRLCs is recognized in Mortgage related income, amount related to commercial IRLCs is recognized in Commercial real estate related income, and amount related to Visa derivative liability is recognized in Other noninterest expense. Included $16 million in earnings during the three months ended March 31, 2018, related to changes in unrealized gains on net derivative instruments still held at March 31, 2018.
2 During the three months ended March 31, 2018, the Company transferred $6 million of net IRLC liabilities out of level 3 as the associated loans were closed.
3 Amounts are generally included in Mortgage related income; however, the mark on certain fair value loans is included in Other noninterest income. Included $3 million in earnings during the three months ended March 31, 2018, related to changes in unrealized losses on LHFI still held at March 31, 2018.

Notes to Consolidated Financial Statements (Unaudited), continued

Non-recurring Fair Value Measurements
The following tables present gains and losses recognized on assets still held at period end, and measured at fair value on a non-recurring basis, for the three months ended March 31, 2019 and the year ended December 31, 2018. Adjustments to fair value generally result from the application of LOCOM, or the measurement alternative, or through write-downs of individual assets. The tables do not reflect changes in fair value attributable to economic hedges the Company may have used to mitigate interest rate risk associated with LHFS.

		Fair Value Measurements			Losses for the Three Months Ended March 31, 2019
(Dollars in millions)	March 31, 2019	Level 1	Level 2	Level 3
LHFS	$74	$—	$10	$64	$—
LHFI	66	—	—	66	—
OREO	13	—	—	13	(2)
Other assets	17	—	—	17	(3)

		Fair Value Measurements			(Losses)/Gains for the Year Ended December 31, 2018
(Dollars in millions)	December 31, 2018	Level 1	Level 2	Level 3
LHFS	$47	$—	$47	$—	($1)
LHFI	63	—	—	63	—
OREO	19	—	—	19	(4)
Other assets	67	—	47	20	24

Discussed below are the valuation techniques and inputs used in estimating fair values for assets measured at fair value on a non-recurring basis and classified as level 2 and/or 3.
Loans Held for Sale
At March 31, 2019 and December 31, 2018, LHFS classified as level 2 consisted of commercial loans that were valued using market prices and measured at LOCOM. During both the three months ended March 31, 2019 and the year ended December 31, 2018, the Company recognized an immaterial amount of impairment charges attributable to changes in the fair value of LHFS.
During the three months ended March 31, 2019, the Company transferred $64 million of C&I NPLs from LHFI to LHFS and recognized $16 million in charge-offs to reflect the loans’ estimated market value. There were no gains/(losses) recognized in earnings during the three months ended March 31, 2019, as the charge-offs related to these loans were a component of the ALLL.

Loans Held for Investment
At March 31, 2019 and December 31, 2018, LHFI classified as level 3 consisted primarily of consumer loans discharged in Chapter 7 bankruptcy that had not been reaffirmed by the borrower. Cash proceeds from the sale of the underlying collateral is the expected source of repayment for a majority of these loans. Accordingly, the fair value of these loans is derived from the estimated fair value of the underlying collateral, incorporating market data if available. Due to the lack of market data for similar assets, all of these loans are classified as level 3. There were no gains/(losses) recognized during the three months ended March 31, 2019 or during the year ended December 31, 2018, as the charge-offs related to these loans are a component of the ALLL.

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
The Company elected the measurement alternative for measuring certain equity securities without readily determinable fair values, which are adjusted based on any observable price changes in orderly transactions. These equity securities are classified as level 2 based on the valuation methodology and associated inputs. There were no remeasurement gains/(losses) recognized during the three months ended March 31, 2019 on these equity securities. During the year ended December 31, 2018, the Company recognized remeasurement gains of $30 million on these equity securities.
Other repossessed assets include repossessed personal property that is measured at fair value less cost to sell. These assets are classified as level 3 as their fair value is determined based on a variety of subjective, unobservable factors. There were no losses recognized in earnings by the Company on other repossessed assets during the three months ended March 31, 2019 or during the year ended December 31, 2018, as the impairment charges on repossessed personal property were a component of the ALLL.
The Company monitors the fair value of assets under operating leases where the Company is the lessor and recognizes impairment on the leased asset to the extent the carrying value is not recoverable and is greater than its fair value. Fair value is determined using collateral specific pricing digests, external

Notes to Consolidated Financial Statements (Unaudited), continued

appraisals, broker opinions, recent sales data from industry equipment dealers, and the discounted cash flows derived from the underlying lease agreement. As market data for similar assets and lease arrangements is available and used in the valuation, these assets are considered level 2. No impairment charges were recognized during the three months ended March 31, 2019 attributable to changes in the fair value of various personal property under operating leases. During the year ended December 31, 2018, the Company recognized an immaterial amount of impairment charges attributable to changes in the fair value of various personal property under operating leases.
Branch properties are classified as level 3, as their fair value is based on property-specific appraisals and broker opinions. The

Company recognized an immaterial amount of impairment charges on branch properties during the three months ended March 31, 2019. During the year ended December 31, 2018, the Company recognized impairment charges of $5 million on branch properties.
Land held for sale is recorded at the lesser of carrying value or fair value less cost to sell, and is considered level 3 as its fair value is determined based on property-specific appraisals and broker opinions. The Company recognized no impairment charges on land held for sale during the three months ended March 31, 2019. During the year ended December 31, 2018, the Company recognized an immaterial amount of impairment charges on land held for sale.

Notes to Consolidated Financial Statements (Unaudited), continued

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments are as follows:

		March 31, 2019		Fair Value Measurements
(Dollars in millions)	Measurement Category	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	Amortized cost	$5,932	$5,932	$5,932	$—	$—
Trading assets and derivative instruments	Fair value	6,259	6,259	713	5,523	23
Securities AFS	Fair value	31,853	31,853	4,259	27,594	—
LHFS	Amortized cost	722	768	—	512	256
	Fair value	1,059	1,059	—	1,059	—
LHFI, net	Amortized cost	153,456	153,039	—	—	153,039
	Fair value	134	134	—	—	134
Other [1]	Amortized cost	769	769	—	—	769
	Fair value	85	85	85	—	—
Financial liabilities:
Consumer and other time deposits	Amortized cost	16,108	15,891	—	15,891	—
Brokered time deposits	Amortized cost	587	564	—	564	—
	Fair value	473	473	—	473	—
Short-term borrowings	Amortized cost	10,390	10,390	—	10,390	—
Long-term debt	Amortized cost	17,099	17,244	—	15,538	1,706
	Fair value	296	296	—	296	—
Trading liabilities and derivative instruments	Fair value	1,609	1,609	1,010	592	7
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

Unfunded loan commitments and letters of credit are not included in the table above. At March 31, 2019 and December 31, 2018, the Company had $72.5 billion and $72.0 billion, respectively, of unfunded commercial loan commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related unfunded commitments reserve, which totaled $68 million and

$72 million at March 31, 2019 and December 31, 2018, respectively. No active trading market exists for these instruments, and the estimated fair value does not include value associated with the borrower relationship. The Company does not estimate the fair values of consumer unfunded lending commitments which can generally be canceled by providing notice to the borrower.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 18 – CONTINGENCIES
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries are parties to numerous civil claims and lawsuits and subject to regulatory examinations, investigations, and requests for information. Some of these matters involve claims for substantial amounts. The Company’s experience has shown that the damages alleged by plaintiffs or claimants are often overstated, based on unsubstantiated legal theories, unsupported by facts, and/or bear no relation to the ultimate award that a court might grant. Additionally, the outcome of litigation and regulatory matters and the timing of ultimate resolution are inherently difficult to predict. These factors make it difficult for the Company to provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. However, on a case-by-case basis, reserves are established for those legal claims in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company's financial statements at March 31, 2019 reflect the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved.
For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of related reserves, if any. Management currently estimates these losses to range from $0 to approximately $150 million. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information available at March 31, 2019. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure. Based on current knowledge, it is the opinion of management that liabilities arising from legal claims in excess of the amounts currently reserved, if any, will not have a material impact on the Company’s financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s financial condition, results of operations, or cash flows for any given reporting period.
The following is a description of certain litigation and regulatory matters:
Card Association Antitrust Litigation
The Company is a defendant, along with Visa and Mastercard, as well as several other banks, in several antitrust lawsuits challenging their practices. For a discussion regarding the Company’s involvement in this litigation matter, see Note 15, “Guarantees.”

Bickerstaff v. SunTrust Bank
This case was filed in the Fulton County State Court on July 12, 2010, and an amended complaint was filed on August 9, 2010.

Plaintiff asserts that all overdraft fees charged to his account which related to debit card and ATM transactions are actually interest charges and therefore subject to the usury laws of Georgia. Plaintiff has brought claims for violations of civil and criminal usury laws, conversion, and money had and received, and purports to bring the action on behalf of all Georgia citizens who incurred such overdraft fees within the four years before the complaint was filed where the overdraft fee resulted in an interest rate being charged in excess of the usury rate. On April 8, 2013, the plaintiff filed a motion for class certification and that motion was denied but the ruling was later reversed and remanded by the Georgia Supreme Court. On October 6, 2017, the trial court granted plaintiff's motion for class certification and the decision was affirmed by the Georgia Court of Appeals on March 6, 2019. The Bank filed a petition with the Georgia Supreme Court on April 15, 2019, asking the court to review the decision.
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
After various appeals, the cases were remanded to the District Court. On March 25, 2016, a consolidated amended complaint was filed, consolidating all of these pending actions into one case. The Company filed an answer to the consolidated amended complaint on June 6, 2016. Subsequent to the closing of fact discovery, plaintiffs filed their second amended consolidated complaint on December 19, 2017 which among other things named five new defendants. On January 2, 2018, defendants filed their answer to the second amended consolidated complaint. Defendants' motion for partial summary judgment was filed on January 12, 2018, and on January 16, 2018 the plaintiffs filed for motion for class certification. Defendants' motion for partial summary judgment was granted by the District Court on May 2, 2018, which held that all claims prior to March 11, 2005 have been dismissed as well as dismissing three individual defendants from action. On June 27, 2018, the District Court granted the plaintiffs' motion for class certification. On March 29, 2019, the District Court dismissed RidgeWorth Capital Management, Inc. from the lawsuit. A motion for partial summary judgment as to successor liability and a separate motion for summary judgment seeking dismissal of the remaining claims have been filed by the defendants and are pending.

Notes to Consolidated Financial Statements (Unaudited), continued

Intellectual Ventures II v. SunTrust Banks, Inc. and SunTrust Bank
This action was filed in the U.S. District Court for the Northern District of Georgia on July 24, 2013. Plaintiff alleged that SunTrust violated five patents held by plaintiff in connection with SunTrust’s provision of online banking services and other systems and services. Plaintiff seeks damages for alleged patent infringement of an unspecified amount, as well as attorney’s fees and expenses. The matter was stayed on October 7, 2014 pending inter partes reviews of a number of the claims asserted against SunTrust. After completion of those reviews, plaintiff dismissed its claims regarding four of the five patents on August 1, 2017. On February 26, 2019, plaintiff dismissed all of its remaining claims.

Millennium Lender Claim Trust v. STRH and SunTrust Bank, et al.
In August 2017, the Trustee of the Millennium Lender Claim Trust filed a suit in the New York State Court against STRH, the Bank, and other lenders of the $1.775 B Millennium Health LLC f/k/a Millennium Laboratories LLC (“Millennium”) syndicated loan. The Trustee alleges that the loan was actually a security and that defendants misrepresented or omitted to state material facts in the offering materials and communications provided concerning the legality of Millennium's sales, marketing, and billing practices and the known risks posed by a pending government investigation into the illegality of such practices. The Trustee brings claims for violation of the California Corporate Securities Law, the Massachusetts Uniform Securities Act, the Colorado Securities

Act, and the Illinois Securities Law, as well as negligent misrepresentation and seeks rescission of sales of securities as well as unspecified rescissory damages, compensatory damages, punitive damages, interest, and attorneys' fees and costs. The defendants removed the case to the U.S. District Court for the Southern District of New York and Trustee's motion to remand the case back to state court was denied. The defendants filed a motion to dismiss the claims on April 12, 2019.
SunTrust and BB&T Merger Litigation
Following the Merger announcement, five civil actions were filed challenging, among other things, the adequacy of the disclosures contained in the preliminary proxy statement/prospectus filed by BB&T with the SEC in connection with the proposed transaction. Four of these suits were filed by purported SunTrust stockholders against SunTrust and its Board and assert claims under Sections 14(a) and 20(a) of the Exchange Act challenging the adequacy of the public disclosures made concerning the proposed transaction. One of these suits asserts a claim against BB&T under Section 20(a). The fifth suit was filed by a purported BB&T stockholder against BB&T and its board of directors and asserts claims under state law challenging, among other things, the adequacy of the public disclosures made concerning the proposed transaction. The plaintiffs in these actions seek, among other things, an injunction preventing consummation of the proposed transaction, rescission of the proposed transaction or damages in the event it is consummated, and the award of attorneys' fees and expenses. SunTrust believes the claims asserted in these actions are without merit.

NOTE 19 - BUSINESS SEGMENT REPORTING
The Company operates and measures business activity across two segments: Consumer and Wholesale, with functional activities included in Corporate Other. The Company's business segment structure is based on the manner in which financial information is evaluated by management as well as the products and services provided or the type of client served.
The following is a description of the segments and their primary businesses at March 31, 2019.

The Consumer segment is made up of three primary businesses:

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

•
Consumer Lending Solutions offers an array of lending products to individual consumers and business banking clients via the Company's Consumer Banking and PWM businesses, correspondent channels, the internet (www.suntrust.com and www.lightstream.com), telephone (1-800-SUNTRUST), as well as through various national offices and partnerships. Products offered include mortgages, home equity lines, personal credit lines and loans, direct auto, indirect auto, student lending, credit cards, and other lending products. Mortgage products are either sold in the secondary market, generally with servicing rights retained, or held in the Company’s LHFI portfolio. Consumer Lending Solutions also services mortgage loans for other investors in addition to loans held in the Company’s LHFI portfolio.

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

Notes to Consolidated Financial Statements (Unaudited), continued

The Wholesale segment is made up of three primary businesses and the Treasury & Payment Solutions product group:

•
CIB delivers comprehensive capital markets solutions, including advisory, capital-raising, and financial risk management, with the goal of serving the needs of both public and private companies in the Wholesale segment and PWM business. Investment Banking and Corporate Banking teams within CIB serve clients across the nation, offering a full suite of traditional banking and investment banking products and services to companies with annual revenues typically greater than $150 million. Investment Banking serves select industry segments including consumer and retail, energy, technology, financial services, healthcare, industrials, and media and communications. Corporate Banking serves clients across diversified industry sectors based on size, complexity, and frequency of capital markets issuance. CIB also includes the Company's Asset Finance Group, which offers a full complement of asset-based financing solutions such as securitizations, asset-based lending, equipment financing, and structured real estate arrangements.

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

•
Commercial Real Estate provides a range of credit and deposit services as well as fee-based product offerings on a regional delivery basis to privately held developers, operators, and investors in commercial real estate properties through its National Banking Division. Commercial Real Estate also provides multi-family agency lending and servicing, advisory, and commercial mortgage brokerage services via its Agency Lending division. Additionally, Commercial Real Estate offers tailored financing and equity investment solutions for community development and affordable housing projects through STCC, with particular expertise in Low Income Housing Tax Credits and New Market Tax Credits. Real Estate Corporate and Investment Banking targets relationships with REITs and homebuilders, both publicly-traded and privately owned. The Investor Services Group offers loan administration, special servicing, valuation, and advisory services to third party clients.

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

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended March 31, 2019
(Dollars in millions)	Consumer	Wholesale	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average LHFI	$78,683	$75,488	$88	($1)	$154,258
Average consumer and commercial deposits	112,245	47,850	259	(433)	159,921
Average total assets	88,033	90,122	37,822	1,426	217,403
Average total liabilities	113,180	54,384	25,720	(347)	192,937
Average total equity	—	—	—	24,466	24,466
Statements of Income:
Net interest income	$1,076	$546	($78)	$—	$1,544
FTE adjustment	—	22	1	—	23
Net interest income-FTE [1]	1,076	568	(77)	—	1,567
Provision for credit losses [2]	83	70	—	—	153
Net interest income after provision for credit losses-FTE	993	498	(77)	—	1,414
Total noninterest income	446	364	19	(45)	784
Total noninterest expense	1,017	462	14	(4)	1,489
Income before provision for income taxes-FTE	422	400	(72)	(41)	709
Provision for income taxes-FTE [3]	96	95	(24)	(40)	127
Net income including income attributable to noncontrolling interest	326	305	(48)	(1)	582
Less: Net income attributable to noncontrolling interest	—	—	2	—	2
Net income	$326	$305	($50)	($1)	$580
1 Presented on a matched maturity funds transfer price basis for the segments.
2 Provision for credit losses represents net charge-offs by segment combined with an allocation to the segments for the provision attributable to quarterly changes in the ALLL and unfunded commitment reserve balances.
3 Includes regular provision for income taxes as well as FTE income and tax credit adjustment reversals.

	Three Months Ended March 31, 2018 [1]
(Dollars in millions)	Consumer	Wholesale	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average LHFI	$74,840	$68,000	$84	($4)	$142,920
Average consumer and commercial deposits	109,469	49,687	197	(184)	159,169
Average total assets	84,272	81,726	35,680	2,454	204,132
Average total liabilities	110,341	55,499	13,864	(177)	179,527
Average total equity	—	—	—	24,605	24,605
Statements of Income:
Net interest income	$998	$514	($30)	($41)	$1,441
FTE adjustment	—	20	1	(1)	20
Net interest income-FTE [2]	998	534	(29)	(42)	1,461
Provision/(benefit) for credit losses [3]	58	(30)	—	—	28
Net interest income after provision/(benefit) for credit losses-FTE	940	564	(29)	(42)	1,433
Total noninterest income	450	340	38	(32)	796
Total noninterest expense	1,001	450	(29)	(5)	1,417
Income before provision for income taxes-FTE	389	454	38	(69)	812
Provision for income taxes-FTE [4]	87	107	16	(43)	167
Net income including income attributable to noncontrolling interest	302	347	22	(26)	645
Less: Net income attributable to noncontrolling interest	—	—	2	—	2
Net income	$302	$347	$20	($26)	$643

[1]
During the second quarter of 2018, certain of the Company's business banking clients were transferred from the Wholesale business segment to the Consumer business segment. For all periods prior to the second quarter of 2018, the corresponding financial results have been transferred to the Consumer business segment for comparability purposes.

[2]	Presented on a matched maturity funds transfer price basis for the segments.
3 Provision/(benefit) for credit losses represents net charge-offs by segment combined with an allocation to the segments for the provision/(benefit) attributable to quarterly changes in the ALLL and unfunded commitment reserve balances.
4 Includes regular provision for income taxes as well as FTE income and tax credit adjustment reversals.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 20 - ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in the components of AOCI, net of tax, are presented in the following table:

(Dollars in millions)	Securities AFS	Derivative Instruments	Brokered Time Deposits	Long-Term Debt	Employee Benefit Plans	Total
Three Months Ended March 31, 2019
Balance, beginning of period	($357)	($368)	$1	($1)	($695)	($1,420)
Net unrealized gains/(losses) arising during the period	377	46	(1)	(1)	—	421
Amounts reclassified to net income	—	30	—	—	3	33
Other comprehensive income/(loss), net of tax	377	76	(1)	(1)	3	454
Balance, end of period	$20	($292)	$—	($2)	($692)	($966)

Three Months Ended March 31, 2018
Balance, beginning of period	($1)	($244)	($1)	($4)	($570)	($820)
Cumulative effect adjustment related to ASU adoption [1]	30	(56)	—	(1)	(127)	(154)
Net unrealized (losses)/gains arising during the period	(424)	(125)	1	2	(5)	(551)
Amounts reclassified to net income	(1)	1	—	—	3	3
Other comprehensive (loss)/income, net of tax	(425)	(124)	1	2	(2)	(548)
Balance, end of period	($396)	($424)	$—	($3)	($699)	($1,522)

[1]	Related to the Company’s early adoption of ASU 2018-02 on January 1, 2018. See Note 1, “Significant Accounting Policies,” to the Company's 2018 Annual Report on Form 10-K for additional information.

Reclassifications from AOCI to Net income, and the related tax effects, are presented in the following table:

(Dollars in millions)	Three Months Ended March 31		Impacted Line Item in the Consolidated Statements of Income
Details About AOCI Components	2019	2018
Securities AFS:
Net realized (gains)/losses on securities AFS	$—	($1)	Net securities gains/(losses)
Tax effect	—	—	Provision for income taxes
	—	(1)
Derivative Instruments:
Net realized losses on cash flow hedges	39	1	Interest and fees on loans held for investment
Tax effect	(9)	—	Provision for income taxes
	30	1
Employee Benefit Plans:
Amortization of prior service credit	(2)	(2)	Employee benefits
Amortization of actuarial loss	6	6	Employee benefits
	4	4
Tax effect	(1)	(1)	Provision for income taxes
	3	3

Total reclassifications from AOCI to net income	$33	$3

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION
We are a leading provider of financial services, with our headquarters located in Atlanta, Georgia. We are an organization driven by our Company purpose of Lighting the Way to Financial Well-Being — helping instill a sense of confidence in the financial circumstances of clients, communities, teammates, and owners is at the center of everything we do. Our principal subsidiary, SunTrust Bank, offers a full line of financial services for consumers, businesses, corporations, institutions, and not-for-profit entities, both through branches (located primarily in Florida, Georgia, Virginia, North Carolina, Tennessee, Maryland, South Carolina, and the District of Columbia) and through other digital and national delivery channels. In addition to deposit, credit, mortgage banking, and trust and investment services offered by the Bank, our other subsidiaries provide capital markets, securities brokerage, investment banking, and wealth management services. We operate two business segments: Consumer and Wholesale, with functional activities included in Corporate Other. See Note 19, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q for a description of our business segments.
This MD&A is intended to assist readers in their analysis of the accompanying Consolidated Financial Statements and supplemental financial information. It should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, as well as with the other information contained in this document and in our 2018 Annual Report on Form 10-K. When we refer to “SunTrust,” “the Company,” “we,” “our,” and “us” in this report, we mean SunTrust Banks, Inc. and its consolidated subsidiaries.
In this MD&A, consistent with SEC guidance in Industry Guide 3 that contemplates the calculation of tax-exempt income on a tax equivalent basis, we present net interest income, net interest margin, total revenue, and efficiency ratios on an FTE basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments using a federal tax rate of 21% as well as state income taxes, where applicable, to increase tax-exempt interest income to a taxable-equivalent basis. We believe the FTE basis is the preferred industry measurement basis for net interest income, net interest margin, total revenue, and efficiency ratios, and that it enhances comparability of net interest income and total revenue arising from taxable and tax-exempt sources. Additionally, we present other non-U.S. GAAP metrics to assist investors in understanding management’s view of particular financial measures, as well as to align presentation of these financial measures with peers in the industry who may also provide a similar presentation. Reconcilements for all non-U.S. GAAP measures are provided in Table 16.

EXECUTIVE OVERVIEW
Financial Performance
We delivered improved profitability and strong loan growth in the first quarter of 2019, reflecting the investments that we have made in our advice-driven model for corporate, commercial, and CRE clients as well as our ongoing investments in digital consumer lending. These investments, together with our diversified business model and continuous improvement in efficiency, yielded 3% year-over-year growth in earnings (excluding Merger-related costs). Diluted EPS for the first quarter of 2019 was $1.24, which included $(0.09) per share in Merger-related costs. This compares to $1.29 per average common diluted share for the first quarter of 2018.
Total revenue for the first quarter of 2019 increased 4% compared to the first quarter of 2018, as higher net interest income was partially offset by lower noninterest income.
Net interest income increased 7% relative to the first quarter of 2018 due to net interest margin expansion and growth in average earning assets, offset partially by an increase in average interest-bearing liabilities and associated funding costs. Net interest margin for the first quarter of 2019 increased three basis points, to 3.27%, compared to the first quarter of 2018. The increase was driven by an increase in average earning asset yields arising from higher benchmark interest rates, favorable mix shift in earning assets, and lower premium amortization expense, offset partially by higher funding costs. Looking to the second quarter of 2019, we expect net interest margin to decline by two to three basis points relative to the first quarter of 2019, given our expectation that funding costs will continue to increase. See additional discussion related to net interest income and margin in the "Net Interest Income/Margin" section of this MD&A. Also in this MD&A, see Table 11, "Net Interest Income Asset Sensitivity," for an analysis of potential changes in net interest income due to instantaneous moves in benchmark interest rates.
Noninterest income decreased $12 million, or 2%, compared to the first quarter of 2018, driven primarily by lower other noninterest income, wealth-related income, and client transaction-related fees, offset largely by higher capital markets and mortgage related income. See additional discussion related to revenue and noninterest income in the "Noninterest Income" section of this MD&A.
Noninterest expense increased $72 million, or 5%, compared to the first quarter of 2018, driven primarily by $45 million of Merger-related costs and higher outside processing and software expenses, offset partially by lower personnel expenses and regulatory assessments. For the remainder of 2019, we expect additional Merger-related costs on a standalone basis of approximately $10 million each quarter. Our effective tax rate for the first quarter of 2019 was 15%, which was slightly lower than our normal effective tax rate due primarily to the typical first quarter income tax benefit related to stock-based compensation in addition to a discrete tax benefit related to state income tax true-ups. For the remainder of 2019, we expect our effective tax rate to be approximately 18%, absent unusual items.

See additional discussion related to noninterest expense in the "Noninterest Expense" section of this MD&A.
For the first quarter of 2019, our efficiency and tangible efficiency ratios were 63.4% and 62.7%, compared to 62.8% and 62.1% for the same period in 2018, respectively. Our current year efficiency ratios were negatively impacted by $45 million of Merger-related costs recognized during the first quarter of 2019; when excluding the impact of these costs, our adjusted tangible efficiency ratio improved to 60.8% for the first quarter of 2019. On a standalone basis, we remain on track to achieve our previously disclosed medium-term target of between 56% and 58%. We are focused on rationalizing expenses in four primary areas: staffing, leveraging technology, third parties, and real estate. Our continued progress in each of these areas enables us to invest in revenue growth opportunities and client-friendly technology, which gives us good momentum as we head into our Merger. See Table 16, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding, and reconciliations of, our tangible and adjusted tangible efficiency ratios.
Our asset quality metrics were strong during the first quarter of 2019, evidenced by our 0.26% net charge-offs to total average LHFI ratio and 0.34% NPLs to period-end LHFI ratio. These low levels reflect the relative strength we are seeing across our LHFI portfolio, though we recognize that there could be normalization and variability moving forward. Looking to the remainder of 2019, we expect to operate within a net charge-offs to total average LHFI ratio of between 25 and 30 basis points. Additionally, we expect the ALLL to period-end LHFI ratio to remain relatively stable, which would result in a provision for loan losses that exceeds net charge-offs, given loan growth. See additional discussion of our credit and asset quality, in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A.
Average LHFI for the first quarter of 2019 totaled $154.3 billion, up $11.3 billion, or 8%, compared to the first quarter of 2018, driven primarily by increases in C&I, CRE, consumer direct, nonguaranteed residential mortgages, consumer indirect, and guaranteed student loans. These increases were offset partially by declines in average commercial construction loans and home equity products. See additional loan discussions in the “Loans,” “Nonperforming Assets,” and "Net Interest Income/Margin" sections of this MD&A.
Average consumer and commercial deposits increased slightly compared to the first quarter of 2018 as growth in NOW accounts and time deposits were offset largely by declines in money market accounts and noninterest-bearing deposits. Our clients continue to migrate from lower-cost deposits to CDs, largely due to higher rates and our targeted strategy that is designed to retain our existing depositors and capture new market share. Rates paid on our interest-bearing consumer and commercial deposits increased by nine basis points sequentially, which was one basis point lower than the prior quarter increase. We expect deposit costs to continue to trend upwards, but not by as much as in prior quarters given the expectation of a relatively stable short-term interest rate environment. This upward trajectory will also be influenced by the competitive environment and our loan growth. We remain focused on investing in products and capabilities that enhance the client experience, outside of rate paid. See additional discussion regarding average deposits in the "Net Interest Income/Margin" section of this MD&A.
Capital
Our capital ratios continue to be well above regulatory requirements. The CET1 ratio was 9.09% at March 31, 2019, a 12 basis point decline compared to December 31, 2018, driven primarily by growth in risk weighted assets, offset partially by an increase in retained earnings. The Tier 1 capital and Total capital ratios also declined compared to December 31, 2018, due to the aforementioned impacts to our CET1 ratio. Going forward, we expect our capital ratios to trend upward given the suspension of share repurchases in anticipation of the Merger. This will result in a share count that is relatively stable until the Merger closes.
Our book value and tangible book value per common share increased by 3% and 4%, respectively, compared to December 31, 2018, driven primarily by growth in retained earnings and a decrease in accumulated other comprehensive loss. See additional details related to our capital in Note 15, "Capital," to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K and in the “Capital Resources” section of this MD&A. Also see Table 16, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding, and a reconciliation of, tangible book value per common share.
During the first quarter of 2019, we repurchased $250 million of our outstanding common stock under the 2018 capital plan pursuant to an SEC Rule 10b5-1 repurchase plan entered into on November 6, 2018. At March 31, 2019, we had $500 million of remaining common stock repurchase capacity available under the 2018 capital plan; however, we do not intend to utilize this remaining share repurchase capacity in view of the Merger. Relatedly, we will not be pursuing the preferred stock issuance that was contemplated in our original 2018 capital plan. For more information on the Merger, refer to our 2018 Annual Report on Form 10-K. For additional details related to our capital actions and share repurchases, refer to the “Capital Resources” section of this MD&A and Part II, Item 2 of this Form 10-Q.
Business Segments Highlights
Consumer
Net interest income increased $78 million, or 8%, compared to the first quarter of 2018, as a result of continued loan growth and margin expansion. Noninterest income decreased $4 million, or 1%, compared to the first quarter of 2018, due primarily to lower fee income and changing consumer behaviors, which continue to drive a decline in service charges. Wealth management income was also negatively impacted by market conditions in the fourth quarter, which negatively impacted assets under management.
We continue to see positive lending momentum in Consumer driven by the investments that we have made in LightStream and our point-of-sale lending partnerships. Enhanced analytics, improved automation, new product offerings, partnership growth, and increased referrals have all been key factors to our 38% year-over-year growth in LightStream.
The average balance of our LHFI portfolio increased $3.8 billion, or 5%, compared to the first quarter of 2018. In addition to the aforementioned growth in LightStream originations, we experienced growth in indirect auto where we were able to capture market share with improving returns. The increase in loans was offset partially by declines in home equity products.
The average balance of consumer deposits increased $2.8 billion, or 3%, compared to the first quarter of 2018. We continue to benefit from our targeted CD offers and have refined our deposit product offerings to maximize the value proposition for our clients.
Our continuing efficiency actions are driving improvements in profitability. Our efficiency ratio improved 240 basis points year-over-year. Branch count is down 7% compared to the first quarter of 2018, due primarily to our increased digital adoption rates as part of our broader strategy to leverage technology and enhance our efficiency while also improving the client experience. Improvements in our mobile and digital capabilities have enhanced our clients' ability to manage their mortgages and have made it easier for clients to obtain new accounts and product offerings. We continue to migrate components of our digital experience to the cloud, which reduces operational cost and provides added reliability.

Wholesale
Our advice-driven, middle-market strategy within the Wholesale segment continues to drive good results. The quality of our people, the advice they deliver, and the way we work together gives us a competitive advantage within this business.
Net interest income increased $34 million, or 6%, compared to the first quarter of 2018, due primarily to broad-based growth across most loan products and client segments. Noninterest income increased $24 million, or 7%, compared to the first quarter of 2018, due largely to higher trading income.
The average balance of our LHFI portfolio increased $7.5 billion, or 11%, compared to the first quarter of 2018. This loan growth is a reflection of our clients' increased optimism on the economy, which resulted in higher utilization rates and strong production levels. It is also a reflection of the investments we have made to meet a broader set of client needs, particularly within commercial real estate and aging services. Our loan growth did not come at the expense of risk or return discipline; our model is focused on leading with advice, not structure or price. This is evident in our low net charge-off ratio, which was 10 basis points in the first quarter of 2019.
We remain focused on investing in technology, particularly in Treasury & Payment Solutions. We are now leveraging our loan origination platform as well as other complementary products and platforms for onboarding Treasury & Payment Solutions products, which will make it easier for teammates to bring on new clients and will significantly improve our ability to add future capabilities.
Looking ahead, we remain optimistic about growth opportunities within the Wholesale segment as we bring our advice-driven model to clients in new and existing markets.
Additional information related to our business segments can be found in Note 19, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q, and further discussion of our business segment results for the three months ended March 31, 2019 and 2018 can be found in the "Business Segment Results" section of this MD&A.

Consolidated Daily Average Balances, Income/Expense, and Average Yields Earned/Rates Paid							Table 1
	Three Months Ended						Increase/(Decrease)
	March 31, 2019			March 31, 2018
(Dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
ASSETS
LHFI: [1]
C&I	$72,450	$730	4.08%	$66,269	$588	3.60%	$6,181	0.48
CRE	7,611	85	4.52	5,201	49	3.84	2,410	0.68
Commercial construction	2,559	33	5.31	3,749	40	4.27	(1,190)	1.04
Residential mortgages - guaranteed	481	4	2.91	637	5	3.12	(156)	(0.21)
Residential mortgages - nonguaranteed	28,588	282	3.95	26,863	254	3.79	1,725	0.16
Residential home equity products	9,180	120	5.31	10,243	116	4.60	(1,063)	0.71
Residential construction	164	2	5.24	261	3	4.47	(97)	0.77
Consumer student - guaranteed	7,258	94	5.25	6,655	78	4.76	603	0.49
Consumer other direct	10,792	160	6.01	8,804	110	5.08	1,988	0.93
Consumer indirect	12,984	134	4.18	12,001	108	3.63	983	0.55
Consumer credit cards	1,647	49	11.90	1,526	43	11.26	121	0.64
Nonaccrual [2]	544	4	3.13	711	4	2.25	(167)	0.88
Total LHFI	154,258	1,697	4.46	142,920	1,398	3.97	11,338	0.49
Securities AFS:
Taxable	31,268	217	2.78	30,849	201	2.61	419	0.17
Tax-exempt	598	4	2.99	628	5	2.98	(30)	0.01
Total securities AFS	31,866	221	2.77	31,477	206	2.62	389	0.15
Fed funds sold and securities borrowed or purchased under agreements to resell	1,271	7	2.28	1,334	4	1.18	(63)	1.10
LHFS	1,211	13	4.41	2,025	21	4.12	(814)	0.29
Interest-bearing deposits in other banks	25	—	5.69	25	—	1.85	—	3.84
Interest earning trading assets	4,950	43	3.47	4,564	34	3.05	386	0.42
Other earning assets	804	6	2.95	529	5	3.50	275	(0.55)
Total earning assets	194,385	1,987	4.15	182,874	1,668	3.70	11,511	0.45
ALLL	(1,638)			(1,726)			88
Cash and due from banks	4,297			5,329			(1,032)
Other assets	19,915			17,256			2,659
Noninterest earning trading assets and derivative instruments	821			772			49
Unrealized (losses)/gains on securities AFS, net	(377)			(373)			(4)
Total assets	$217,403			$204,132			$13,271
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
NOW accounts	$48,282	$89	0.74%	$46,590	$45	0.39%	$1,692	0.35
Money market accounts	49,187	92	0.76	50,543	48	0.39	(1,356)	0.37
Savings	6,615	—	0.02	6,587	—	0.02	28	—
Consumer time	6,747	21	1.29	6,085	13	0.87	662	0.42
Other time	9,002	42	1.89	7,026	22	1.25	1,976	0.64
Total interest-bearing consumer and commercial deposits	119,833	244	0.83	116,831	128	0.44	3,002	0.39
Brokered time deposits	1,054	4	1.60	1,006	3	1.35	48	0.25
Foreign deposits	197	1	2.51	51	—	1.42	146	1.09
Total interest-bearing deposits	121,084	249	0.84	117,888	131	0.45	3,196	0.39
Funds purchased	1,473	9	2.40	876	3	1.45	597	0.95
Securities sold under agreements to repurchase	1,605	9	2.25	1,595	5	1.39	10	0.86
Other short-term borrowings	7,144	42	2.35	2,084	6	1.11	5,060	1.24
Long-term debt	15,955	125	3.19	10,506	74	2.84	5,449	0.35
Interest-bearing trading liabilities	1,201	9	3.13	1,110	8	2.84	91	0.29
Total interest-bearing liabilities	148,462	443	1.21	134,059	227	0.69	14,403	0.52
Noninterest-bearing deposits	40,088			42,338			(2,250)
Other liabilities	3,976			2,499			1,477
Noninterest-bearing trading liabilities and derivative instruments	411			631			(220)
Shareholders’ equity	24,466			24,605			(139)
Total liabilities and shareholders’ equity	$217,403			$204,132			$13,271
Interest rate spread			2.94%			3.01%		(0.07)
Net interest income [3]		$1,544			$1,441
Net interest income-FTE [3,4]		$1,567			$1,461
Net interest margin [5]			3.22%			3.20%		0.02
Net interest margin-FTE [4,5]			3.27			3.24		0.03
1 Interest income includes loan fees of $40 million and $39 million for the three months ended March 31, 2019 and 2018, respectively.
2 Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
3 Derivative instruments employed to manage our interest rate sensitivity decreased net interest income by $48 million and $2 million for the three months ended March 31, 2019 and 2018, respectively.
4 See Table 16, "Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information and reconciliations of non-U.S. GAAP performance measures. Approximately 95% of the total FTE adjustment for both the three months ended March 31, 2019 and 2018 was attributed to C&I loans.
5 Net interest margin is calculated by dividing annualized net interest income by average total earning assets.

NET INTEREST INCOME/MARGIN (FTE)
Net interest income was $1.6 billion in the first quarter of 2019, an increase of $106 million, or 7%, compared to the first quarter of 2018. Net interest margin for the first quarter of 2019 increased three basis points, to 3.27%, compared to the first quarter of 2018. The increase was driven by a 45 basis point increase in average earning asset yields as a result of higher benchmark interest rates, favorable mix shift, and lower premium amortization expense. Specifically, average LHFI yields increased 49 basis points, driven by broad-based increases in yields across most loan categories, while yields on securities AFS increased 15 basis points. These increases were offset partially by higher funding costs.
Rates paid on average interest-bearing liabilities increased 52 basis points compared to the first quarter of 2018, driven by increases in rates paid across all interest-bearing liability categories. The rate paid on interest-bearing deposits increased 39 basis points.
Looking to the second quarter of 2019, we expect net interest margin to decline by two to three basis points relative to the first quarter of 2019, given our expectation that funding costs will continue to increase.
Average earning assets increased $11.5 billion, or 6%, compared to the first quarter of 2018, driven primarily by an $11.3 billion, or 8%, increase in average LHFI, offset partially by an $814 million, or 40%, decrease in average LHFS. See the “Loans” section in this MD&A for additional discussion regarding loan activity.
Average interest-bearing liabilities increased $14.4 billion, or 11%, compared to the first quarter of 2018, due primarily to increases across most consumer and commercial deposit categories, long-term debt, and short-term borrowings, offset partially by a decline in money market accounts. Average interest-bearing consumer and commercial deposits increased $3.0 billion, or 3%, due primarily to growth in average time deposits and NOW accounts in response to our targeted focus on CDs. Our clients continue to migrate from lower-cost deposits to CDs, largely due to higher rates and our targeted strategy that is designed to retain our existing depositors and capture new market share.

Average long-term debt increased $5.4 billion, or 52%, compared to the first quarter of 2018, in response to strong loan growth. See the “Borrowings” section of this MD&A for additional information regarding our short-term borrowings and long-term debt.
We utilize interest rate swaps to manage interest rate risk. These instruments are primarily receive-fixed, pay-variable swaps that synthetically convert a portion of our commercial loan portfolio from floating rates, based on LIBOR, to fixed rates. At March 31, 2019, the outstanding notional balance of active swaps that qualified as cash flow hedges on variable rate commercial loans was $9.8 billion, compared to $10.3 billion at December 31, 2018, respectively.
In addition to the income recognized from active swaps, we recognize interest income or expense from terminated swaps that were previously designated as cash flow hedges on variable rate commercial loans. Interest expense from our commercial loan swaps was $39 million during the first quarter of 2019, compared to $1 million during the first quarter of 2018 due primarily to an increase in LIBOR. As we manage our interest rate risk we may continue to purchase additional and/or terminate existing interest rate swaps.
Remaining swaps on commercial loans have maturities through 2026 and have an average maturity of 2.6 years at March 31, 2019. The weighted average rate on the receive-fixed rate leg of the commercial loan swap portfolio was 1.75%, and the weighted average rate on the pay-variable leg was 2.50%, at March 31, 2019.

Foregone Interest
Foregone interest income from NPLs reduced net interest margin by one basis point and two basis points for the three months ended March 31, 2019 and 2018, respectively. See additional discussion regarding our credit quality in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A. In addition, Table 1 in this MD&A contains more detailed information regarding average balances, yields earned, rates paid, and associated impacts on net interest income.

NONINTEREST INCOME

Components of Noninterest Income			Table 2
	Three Months Ended March 31
(Dollars in millions)	2019	2018	% Change
Service charges on deposit accounts	$137	$146	(6)%
Other charges and fees [1]	87	85	2
Card fees	82	81	1
Total client transaction-related fee income	306	312	(2)

Investment banking income [1]	130	133	(2)
Trading income	60	42	43

Mortgage servicing related income	62	54	15
Mortgage production related income	38	36	6
Mortgage related income	100	90	11

Trust and investment management income	71	75	(5)
Retail investment services	69	72	(4)
Commercial real estate related income	24	23	4
Net securities gains/(losses)	—	1	(100)
Other noninterest income	24	48	(50)
Total noninterest income	$784	$796	(2)%
1 Beginning July 1, 2018, we began presenting bridge commitment fee income related to capital market transactions in Investment banking income on the Consolidated Statements of Income. For periods prior to July 1, 2018, this income was previously presented in Other charges and fees and has been reclassified to Investment banking income for comparability. Capital market bridge fee income totaled $2 million for the three months ended March 31, 2018.

Noninterest income decreased $12 million, or 2%, compared to the first quarter of 2018, driven primarily by lower other noninterest income, wealth-related income, and client transaction-related fees, offset largely by higher capital markets and mortgage related income.
Client transaction-related fee income, which includes service charges on deposit accounts, other charges and fees, and card fees, decreased $6 million, or 2%, compared to the first quarter of 2018, due primarily to lower client transaction activity.
Investment banking income decreased $3 million, or 2%, compared to the first quarter of 2018. This decrease was due primarily to declines in equity offerings and mergers and acquisitions, offset largely by higher syndicated and leveraged finance activity.
Trading income increased $18 million, or 43%, compared to the first quarter of 2018. This increase was due primarily to mark-to-market valuation gains on corporate bonds as well as increased client activity.

Mortgage related income increased $10 million, or 11%, compared to the first quarter of 2018, driven by an increase in servicing-related income due to increased servicing fees, improved net hedge performance, and lower decay. The UPB of mortgage loans in the servicing portfolio was $169.3 billion at March 31, 2019, compared to $164.7 billion at March 31, 2018.
Trust and investment management income decreased $4 million, or 5%, compared to the first quarter of 2018, due primarily to lower trust fees arising from adverse market conditions toward the end of the fourth quarter of 2018.
Retail investment services income decreased $3 million, or 4%, compared to the first quarter of 2018, due primarily to reduced client transaction activity and the aforementioned adverse market conditions.
Other noninterest income decreased $24 million, or 50%, compared to the first quarter of 2018, driven by a $23 million remeasurement gain on an equity investment in the first quarter of 2018.

NONINTEREST EXPENSE

Components of Noninterest Expense			Table 3
	Three Months Ended March 31
(Dollars in millions)	2019	2018	% Change [1]
Employee compensation	$676	$707	(4)%
Employee benefits	148	146	1
Total personnel expenses	824	853	(3)

Outside processing and software	238	206	16
Net occupancy expense	102	94	9
Merger-related costs	45	—	NM
Equipment expense	42	40	5
Marketing and customer development	41	41	—
Operating losses	22	6	NM
Regulatory assessments	19	41	(54)
Amortization	15	15	—
Other noninterest expense	141	121	17
Total noninterest expense	$1,489	$1,417	5%

[1]	"NM" - Not meaningful. Those changes over 100 percent were not considered to be meaningful.

Noninterest expense increased $72 million, or 5%, compared to the first quarter of 2018, driven primarily by $45 million of Merger-related costs and higher outside processing and software expenses, offset partially by lower personnel expenses and regulatory assessments.
Personnel expenses decreased $29 million, or 3%, compared to the first quarter of 2018, due primarily to lower contract labor costs in the first quarter of 2019.
Outside processing and software expense increased $32 million, or 16%, compared to the first quarter of 2018, driven primarily by higher software-related costs resulting from the amortization of new and upgraded technology assets.
Net occupancy expense increased $8 million, or 9%, compared to the first quarter of 2018, driven primarily by higher rent expense and the absence of amortization of deferred gains on sale leaseback transactions following our adoption of ASC Topic 842, Leases, on January 1, 2019. See Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements in this Form 10-Q for additional information.

Merger-related costs totaled $45 million in the first quarter of 2019. This represents a new income statement line item introduced to capture expenses associated with the Merger. These expenses were comprised of merger and acquisition advisory fees and legal costs. For the remainder of 2019, we expect additional Merger-related costs on a standalone basis of approximately $10 million each quarter.
Operating losses increased $16 million compared to the first quarter of 2018, driven primarily by a $10 million net benefit recognized in the first quarter of 2018 related to the progression of certain legal matters.
Regulatory assessments expense decreased $22 million, or 54%, compared to the first quarter of 2018, driven by the cessation of the FDIC surcharge in the fourth quarter of 2018.
Other noninterest expense increased $20 million, or 17%, compared to the first quarter of 2018, driven primarily by higher branch closure-related costs.

LOANS
Our disclosures about the credit quality of our LHFI portfolio and the related credit reserves (i) describe the nature of credit risk inherent in the loan portfolio, (ii) provide information on how we analyze and assess credit risk in arriving at an adequate and appropriate ALLL, and (iii) explain changes in the ALLL as well as reasons for those changes.
Our LHFI portfolio consists of two loan segments: Commercial loans and Consumer loans. Loans are assigned to these segments based on the type of borrower, purpose, and/or our underlying credit management processes. Additionally, we further disaggregate each LHFI segment into loan types based on common characteristics within each LHFI segment.
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

The composition of our loan portfolio is presented in Table 4:

Loan Portfolio by Types of Loans		Table 4

(Dollars in millions)	March 31, 2019	December 31, 2018	% Change
Commercial loans:
C&I [1]	$73,278	$71,137	3%
CRE	7,889	7,265	9
Commercial construction	2,562	2,538	1
Total commercial LHFI	83,729	80,940	3
Consumer loans:
Residential mortgages - guaranteed	467	459	2
Residential mortgages - nonguaranteed [2]	28,461	28,836	(1)
Residential home equity products	9,167	9,468	(3)
Residential construction	167	184	(9)
Guaranteed student	7,308	7,229	1
Other direct	11,029	10,615	4
Indirect	13,268	12,419	7
Credit cards	1,637	1,689	(3)
Total consumer LHFI	71,504	70,899	1
LHFI	$155,233	$151,839	2%
LHFS [3]	$1,781	$1,468	21%
1 Includes $4.1 billion of sales-type and direct financing leases at both March 31, 2019 and December 31, 2018 and $786 million and $796 million of installment loans at March 31, 2019 and December 31, 2018, respectively.
2 Includes $134 million and $163 million of LHFI measured at fair value at March 31, 2019 and December 31, 2018, respectively.
3 Includes $1.1 billion and $1.2 billion of LHFS measured at fair value at March 31, 2019 and December 31, 2018, respectively.

Table 5 presents our LHFI portfolio by geography (based on the U.S. Census Bureau's classifications of U.S. regions):

LHFI Portfolio by Geography						Table 5
	March 31, 2019
	Commercial LHFI		Consumer LHFI		Total LHFI
(Dollars in millions)	Balance	% of Total Commercial	Balance	% of Total Consumer	Balance	% of Total LHFI
South region:
Florida	$13,517	16%	$13,289	19%	$26,806	17%
Georgia	11,022	13	8,473	12	19,495	13
Virginia	6,412	8	7,570	11	13,982	9
Maryland	4,672	6	6,216	9	10,888	7
North Carolina	4,805	6	5,449	8	10,254	7
Texas	5,018	6	5,031	7	10,049	6
Tennessee	4,167	5	2,933	4	7,100	5
South Carolina	1,704	2	2,420	3	4,124	3
District of Columbia	1,975	2	1,112	2	3,087	2
Other Southern states	2,342	3	2,695	4	5,037	3
Total South region	55,634	66	55,188	77	110,822	71
Northeast region:
New York	5,299	6	1,302	2	6,601	4
Pennsylvania	1,750	2	1,343	2	3,093	2
New Jersey	1,394	2	756	1	2,150	1
Other Northeastern states	3,090	4	1,006	1	4,096	3
Total Northeast region	11,533	14	4,407	6	15,940	10
West region:
California	5,647	7	3,680	5	9,327	6
Other Western states	2,767	3	2,936	4	5,703	4
Total West region	8,414	10	6,616	9	15,030	10
Midwest region:
Illinois	1,956	2	1,155	2	3,111	2
Ohio	1,017	1	803	1	1,820	1
Missouri	1,032	1	506	1	1,538	1
Other Midwestern states	2,254	3	2,745	4	4,999	3
Total Midwest region	6,259	7	5,209	7	11,468	7
Foreign loans	1,889	2	84	—	1,973	1
Total	$83,729	100%	$71,504	100%	$155,233	100%

LHFI Portfolio by Geography (continued)
	December 31, 2018
	Commercial LHFI		Consumer LHFI		Total LHFI
(Dollars in millions)	Balance	% of Total Commercial	Balance	% of Total Consumer	Balance	% of Total LHFI
South region:
Florida	$13,442	17%	$13,358	19%	$26,800	18%
Georgia	10,689	13	8,519	12	19,208	13
Virginia	6,481	8	7,529	11	14,010	9
Maryland	4,591	6	6,236	9	10,827	7
North Carolina	4,418	5	5,424	8	9,842	6
Texas	4,420	5	4,782	7	9,202	6
Tennessee	4,244	5	2,962	4	7,206	5
South Carolina	1,522	2	2,418	3	3,940	3
District of Columbia	1,746	2	1,094	2	2,840	2
Other Southern states	2,325	3	2,619	4	4,944	3
Total South region	53,878	67	54,941	77	108,819	72
Northeast region:
New York	5,033	6	1,278	2	6,311	4
Pennsylvania	1,942	2	1,312	2	3,254	2
New Jersey	1,426	2	755	1	2,181	1
Other Northeastern states	2,844	4	985	1	3,829	3
Total Northeast region	11,245	14	4,330	6	15,575	10
West region:
California	5,299	7	3,653	5	8,952	6
Other Western states	2,705	3	2,813	4	5,518	4
Total West region	8,004	10	6,466	9	14,470	10
Midwest region:
Illinois	1,947	2	1,131	2	3,078	2
Ohio	985	1	795	1	1,780	1
Missouri	979	1	491	1	1,470	1
Other Midwestern states	2,183	3	2,663	4	4,846	3
Total Midwest region	6,094	8	5,080	7	11,174	7
Foreign loans	1,719	2	82	—	1,801	1
Total	$80,940	100%	$70,899	100%	$151,839	100%
Loans Held for Investment
LHFI totaled $155.2 billion at March 31, 2019, an increase of $3.4 billion from December 31, 2018, driven largely by increases in C&I, consumer indirect, CRE, and consumer direct loans, offset partially by decreases in nonguaranteed residential mortgages and residential home equity products.
Average LHFI for the first quarter of 2019 totaled $154.3 billion, up $11.3 billion, or 8%, compared to the first quarter of 2018, driven primarily by increases in C&I, CRE, consumer direct, nonguaranteed residential mortgages, consumer indirect, and guaranteed student loans. These increases were offset partially by declines in average commercial construction loans and home equity products. See Table 1 and the "Net Interest Income/Margin" section in this MD&A for more detailed information regarding average LHFI balances, yields earned, and associated impacts on net interest income.
Commercial loans increased $2.8 billion, or 3%, during the first quarter of 2019, driven by a $2.1 billion, or 3%, increase in C&I loans resulting from growth in a number of industry verticals and client segments. In addition, CRE loans increased $624 million, or 9%, driven by increased production.

Consumer loans increased $605 million, or 1%, during the first quarter of 2019, driven by an $849 million, or 7%, increase in indirect loans and a $414 million, or 4%, increase in other direct loans. These increases were offset partially by declines of $375 million, or 1%, in nonguaranteed residential mortgages and $301 million, or 3%, in residential home equity products.
At March 31, 2019, 40% of our residential home equity product balance was in a first lien position and 60% was in a junior lien position. For residential home equity products in a junior lien position at March 31, 2019, we own or service 32% of the balance of loans that are senior to the home equity product.
Loans Held for Sale
LHFS increased $313 million, or 21%, during the first quarter of 2019, due primarily to the transfer of $465 million of accruing TDRs from LHFI to LHFS, which were sold in the second quarter of 2019 for a net gain of $44 million. This increase was offset partially by loan sales exceeding mortgage production during the first quarter of 2019.

Asset Quality
Our asset quality metrics were strong during the first quarter of 2019, evidenced by our low net charge-offs to total average LHFI ratio and low NPLs to period-end LHFI ratio. These low levels reflect the relative strength across our LHFI portfolio, though we recognize that there could be normalization and variability moving forward. See the “Allowance for Credit Losses” and “Nonperforming Assets” sections of this MD&A for detailed information regarding our net charge-offs and NPLs.
NPAs increased $59 million, or 10%, during the first quarter of 2019, driven primarily by an increase in C&I NPLs, offset partially by a decrease in nonguaranteed residential mortgages and the return to accrual status of certain nonperforming home equity products. Additionally, the $64 million increase in nonperforming LHFS was driven by our transfer of certain commercial NPLs from LHFI to LHFS during the first quarter of 2019. At March 31, 2019 and December 31, 2018, the ratio of NPLs to period-end LHFI was 0.34% and 0.35%, respectively.

Early stage delinquencies were 0.64% and 0.73% of total loans at March 31, 2019 and December 31, 2018, respectively. Early stage delinquencies, excluding government-guaranteed loans, were 0.21% and 0.27% at March 31, 2019 and December 31, 2018, respectively. The reductions in early stage delinquencies resulted primarily from improvements in consumer loans.
For the first quarters of 2019 and 2018, net charge-offs totaled $97 million and $79 million, and the net charge-offs to total average LHFI ratio was 0.26% and 0.22%, respectively. The increase in net charge-offs compared to the first quarter of 2018 was driven primarily by higher net charge-offs on commercial LHFI.
Looking to the remainder of 2019, we expect to operate within a net charge-offs to total average LHFI ratio of between 25 and 30 basis points. Additionally, we expect the ALLL to period-end LHFI ratio to remain relatively stable, which would result in a provision for loan losses that exceeds net charge-offs, given loan growth.

ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the reserve for unfunded commitments. A rollforward of our allowance for credit losses and summarized credit loss experience is shown in Table 6. See Note 1, “Significant Accounting Policies,” and the “Critical Accounting Policies”

MD&A section of our 2018 Annual Report on Form 10-K, as well as Note 7, “Allowance for Credit Losses,” to the Consolidated Financial Statements in this Form 10-Q for further information regarding our ALLL accounting policy, determination, and allocation.

Summary of Credit Losses Experience			Table 6

	Three Months Ended March 31
(Dollars in millions)	2019	2018	% Change [5]
Allowance for Credit Losses
Balance - beginning of period	$1,684	$1,814	(7)%
Benefit for unfunded commitments	(3)	(10)	(70)
Provision/(benefit) for loan losses:
Commercial LHFI	84	(16)	NM
Consumer LHFI	72	54	33
Total provision for loan losses	156	38	NM
Charge-offs:
Commercial LHFI	(33)	(23)	43
Consumer LHFI	(92)	(83)	11
Total charge-offs	(125)	(106)	18
Recoveries:
Commercial LHFI	5	6	(17)
Consumer LHFI	23	21	10
Total recoveries	28	27	4
Net charge-offs	(97)	(79)	23
Other [1]	(31)	—	NM
Balance - end of period	$1,709	$1,763	(3)%
Components:
ALLL	$1,643	$1,694	(3)%
Unfunded commitments reserve [2]	66	69	(4)
Allowance for credit losses	$1,709	$1,763	(3)%
Average LHFI	$154,258	$142,920	8%
Period-end LHFI outstanding	155,233	142,618	9
Ratios:
ALLL to period-end LHFI [3]	1.06%	1.19%	(11)%
ALLL to NPLs [4]	3.17x	2.40x	32
Net charge-offs to total average LHFI	0.26%	0.22%	18
1 Represents the allowance for restructured loans that were transferred from LHFI to LHFS during the period and subsequently sold in the second quarter of 2019.
2 The unfunded commitments reserve is recorded in Other liabilities in the Consolidated Balance Sheets.
3 $134 million and $188 million of LHFI measured at fair value at March 31, 2019 and 2018, respectively, were excluded from period-end LHFI in the calculation, as no allowance is recorded for loans measured at fair value. We believe that this presentation more appropriately reflects the relationship between the ALLL and loans that attract an allowance.
4 $4 million and $5 million of NPLs measured at fair value at March 31, 2019 and 2018, were excluded from NPLs in the calculation.
5 "NM" - Not meaningful. Those changes over 100 percent were not considered to be meaningful.

Provision for Credit Losses
The total provision for credit losses includes the provision for loan losses and the (benefit)/provision for unfunded commitments. The provision for loan losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. For the first quarter of 2019, the total provision for loan losses increased $118 million compared to the first quarter of 2018, driven primarily by loan growth.
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

Allowance for Loan and Lease Losses

ALLL by Loan Segment		Table 7
(Dollars in millions)	March 31, 2019	December 31, 2018
ALLL:
Commercial LHFI	$1,136	$1,080
Consumer LHFI	507	535
Total	$1,643	$1,615
Segment ALLL as a % of total ALLL:
Commercial LHFI	69%	67%
Consumer LHFI	31	33
Total	100%	100%
Segment LHFI as a % of total LHFI:
Commercial LHFI	54%	53%
Consumer LHFI	46	47
Total	100%	100%

The ALLL increased $28 million, or 2%, from December 31, 2018, to $1.6 billion at March 31, 2019. The increase was due primarily to loan growth and higher reserves associated with commercial loans. The ALLL to period-end LHFI ratio (excluding loans measured at fair value) was 1.06% at March 31, 2019, flat compared to December 31, 2018. The ratio of the ALLL to NPLs (excluding NPLs measured at fair value) increased to 3.17x at March 31, 2019, compared to 3.10x at December 31, 2018, driven by an increase in the ALLL and lower levels of NPLs.

NONPERFORMING ASSETS

NPA and TDR Composition and Other Credit Data			Table 8
(Dollars in millions)	March 31, 2019	December 31, 2018	% Change [3]
NPAs:
Commercial NPLs:
C&I	$197	$157	25%
CRE	2	2	—
Total commercial NPLs	199	159	25
Consumer NPLs:
Residential mortgages - nonguaranteed	178	204	(13)
Residential home equity products	124	138	(10)
Residential construction	8	11	(27)
Other direct	8	7	14
Indirect	5	7	(29)
Total consumer NPLs	323	367	(12)
Total nonaccrual LHFI/NPLs [1]	$522	$526	(1)%
OREO [2]	$53	$54	(2)%
Other repossessed assets	9	9	—
Nonperforming LHFS	64	—	NM
Total NPAs	$648	$589	10%
Accruing LHFI past due 90 days or more	$1,659	$1,652	—%
Accruing LHFS past due 90 days or more	2	1	100
TDRs:
Accruing restructured LHFI	$1,807	$2,339	(23)%
Nonaccruing restructured LHFI [1]	309	291	6
Ratios:
NPLs to period-end LHFI	0.34%	0.35%	(3)%
NPAs to period-end LHFI, OREO, other repossessed assets, and nonperforming LHFS	0.42	0.39	8
1 Nonaccruing restructured LHFI are included in total nonaccrual LHFI/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or guaranteed by the VA. Proceeds due from the FHA and the VA are recorded as a receivable in Other assets in the Consolidated Balance Sheets until the property is conveyed and the funds are received. The receivable related to proceeds due from the FHA or the VA totaled $50 million at both March 31, 2019 and December 31, 2018.
3 "NM" - not meaningful. Those changes over 100 percent were not considered to be meaningful.

Problem loans or loans with potential weaknesses, such as nonaccrual loans, loans over 90 days past due and still accruing, and TDR loans held for investment, are disclosed in the NPA table above. Loans with known potential credit problems that may not otherwise be disclosed in this table include accruing criticized commercial loans, which are disclosed along with additional credit quality information in Note 6, “Loans,” to the Consolidated Financial Statements in this Form 10-Q. At March 31, 2019 and December 31, 2018, there were no known significant potential problem loans that are not otherwise disclosed. See the “Critical Accounting Policies” MD&A section of our 2018 Annual Report on Form 10-K for additional information regarding our policy on loans classified as nonaccrual.
NPAs increased $59 million, or 10%, during the first quarter of 2019. The increase in NPAs was driven primarily by an increase in C&I NPLs during the first quarter of 2019, offset partially by decreases in nonguaranteed residential mortgages and home equity NPLs.

Nonperforming Loans
NPLs at March 31, 2019 totaled $522 million, a decrease of $4 million, or 1%, from December 31, 2018, driven by a decline in consumer NPLs, offset largely by an increase in commercial NPLs. The ratio of NPLs to period-end LHFI was 0.34% and 0.35% at March 31, 2019 and December 31, 2018, respectively.
Commercial NPLs increased $40 million, or 25%, during the first quarter of 2019, due to an increase in C&I NPLs driven primarily by borrower downgrades.
Consumer NPLs decreased $44 million, or 12%, from December 31, 2018, driven by a decline in nonguaranteed residential mortgages and the return to accrual status of certain home equity products.
Interest income on consumer nonaccrual loans, if received, is recognized on a cash basis. Interest income on commercial nonaccrual loans is not generally recognized until after the principal amount has been reduced to zero. Interest income recognized on nonaccrual loans (which includes out-of-period interest for certain commercial nonaccrual loans) totaled $4 million for both the first quarters of 2019 and 2018. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $9 million and $11 million would have been recognized for the first quarters of 2019 and 2018, respectively.

Other Nonperforming Assets
OREO decreased $1 million, or 2%, during the first quarter of 2019 to $53 million at March 31, 2019. Sales of OREO resulted in proceeds of $11 million and $15 million during the first quarters of 2019 and 2018, resulting in net gains of $1 million and $3 million, respectively, inclusive of valuation reserves.
Most of our OREO properties are located in Florida, Georgia, Maryland, and Virginia. Residential and commercial real estate properties comprised 93% and 4%, respectively, of total OREO at March 31, 2019, with the remainder related to land. Upon foreclosure, the values of these properties were re-evaluated and, if necessary, written down to their then-current estimated fair value less estimated costs to sell. Any further decreases in property values could result in additional losses as they are regularly revalued. See the "Non-recurring Fair Value Measurements" section within Note 17, "Fair Value Election and Measurement," to the Consolidated Financial Statements in this Form 10-Q for additional information.
Gains and losses on the sale of OREO are recorded in Other noninterest expense in the Consolidated Statements of Income. Sales of OREO and the related gains or losses are highly dependent on our disposition strategy. We are actively managing and disposing of these assets to minimize future losses and to comply with regulatory requirements.
Accruing loans past due 90 days or more are included in LHFI and LHFS, and totaled $1.7 billion at both March 31, 2019 and December 31, 2018. Of these, 97% were government-guaranteed at both March 31, 2019 and December 31, 2018. Accruing LHFI past due 90 days or more remained relatively stable during the first quarter of 2019, as an $8 million, or 80%, increase in nonguaranteed residential mortgages was offset partially by a $4 million, or 1%, decrease in guaranteed residential mortgages.

Restructured Loans
At March 31, 2019, our total TDR portfolio included in LHFI totaled $2.1 billion and was comprised of $2.0 billion, or 93%, of consumer loans (predominantly first and second lien residential mortgages and home equity lines of credit) and $140 million, or 7%, of commercial loans. Total TDRs held for investment decreased $514 million, or 20%, from December 31, 2018, due to a $532 million, or 23%, decrease in accruing TDRs, offset partially by an $18 million, or 6%, increase in nonaccruing TDRs. The reduction in accruing TDRs was driven by the transfer of $465 million of TDRs from LHFI to LHFS in the first quarter of 2019. These TDRs were sold in the second quarter of 2019 for a net gain of $44 million.
Generally, interest income on restructured loans that have met sustained performance criteria and returned to accruing status is recognized according to the terms of the restructuring. Such recognized interest income totaled $22 million and $27 million for the first quarters of 2019 and 2018, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $24 million and $32 million for the first quarters of 2019 and 2018, respectively, would have been recognized.
For additional information regarding our restructured loans and associated accounting policies, see Note 1, “Significant Accounting Policies,” and the “Nonperforming Assets” MD&A section of our 2018 Annual Report on Form 10-K, as well as Note 6, “Loans,” to the Consolidated Financial Statements in this Form 10-Q.

SELECTED FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE
The following is a discussion of the more significant financial assets and financial liabilities that are measured at fair value on the Consolidated Balance Sheets at March 31, 2019 and December 31, 2018. For a complete discussion of our financial instruments measured at fair value and the methodologies used to estimate the fair values of our financial instruments, see Note 17, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q as well as in our 2018 Annual Report on Form 10-K.

Trading Assets and Liabilities and Derivative Instruments
Trading assets and derivative instruments increased $753 million, or 14%, compared to December 31, 2018. This increase was due primarily to increases in derivative instruments, corporate and other debt securities, federal agency securities, CP, and trading loans, offset partially by decreases in agency MBS and municipal securities. These changes were driven by normal activity in the trading portfolio as we manage our business and continue to meet our clients' needs. Trading liabilities and derivative instruments increased $5 million compared to December 31, 2018, driven by increases in U.S. Treasury securities and corporate and other debt securities, offset largely by a decrease in derivative instruments. For composition and valuation assumptions related to our trading products, as well as additional information on our derivative instruments, see Note 4, “Trading Assets and Liabilities and Derivative Instruments,” Note 16, “Derivative Financial Instruments,” and Note 17, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q. Also, for a discussion of market risk associated with our trading activities, refer to the “Market Risk Management—Market Risk from Trading Activities” section in this MD&A and in our 2018 Annual Report on Form 10-K.

Investment Securities

Investment Securities Portfolio Composition				Table 9
	March 31, 2019
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities AFS:
U.S. Treasury securities	$4,279	$4	$24	$4,259
Federal agency securities	143	1	2	142
U.S. states and political subdivisions	594	6	7	593
MBS - agency residential	23,149	207	146	23,210
MBS - agency commercial	2,641	20	37	2,624
MBS - non-agency commercial	1,009	7	4	1,012
Corporate and other debt securities	13	—	—	13
Total securities AFS	$31,828	$245	$220	$31,853

	December 31, 2018
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities AFS:
U.S. Treasury securities	$4,277	$—	$66	$4,211
Federal agency securities	221	2	2	221
U.S. states and political subdivisions	606	4	21	589
MBS - agency residential	23,161	128	425	22,864
MBS - agency commercial	2,688	8	69	2,627
MBS - non-agency commercial	943	—	27	916
Corporate and other debt securities	14	—	—	14
Total securities AFS	$31,910	$142	$610	$31,442

The investment securities portfolio is managed as part of our overall liquidity management and ALM process to optimize income and portfolio value over an entire interest rate cycle while mitigating the associated risks. Changes in the size and composition of the portfolio reflect our efforts to maintain a high quality, liquid portfolio, while managing our interest rate risk profile.
The amortized cost of the portfolio decreased $82 million during the three months ended March 31, 2019, due primarily to decreased holdings of federal agency securities, agency MBS, and municipal securities, offset partially by increased holdings of non-agency commercial MBS. The fair value of the securities AFS portfolio increased $411 million during the three months ended March 31, 2019, due primarily to a $493 million decrease in net unrealized losses associated with the decline in market interest rates, offset partially by the aforementioned decreases in securities holdings. At March 31, 2019, the overall securities AFS portfolio was in a $25 million net unrealized gain position, compared to a net unrealized loss position of $468 million at December 31, 2018. The securities AFS portfolio had an effective duration of 4.2 years at March 31, 2019 compared to 4.6 years at December 31, 2018.
For the three months ended March 31, 2019, there were no net realized gains recognized on the sale of securities AFS and for the three months ended March 31, 2018, net realized gains were immaterial. No OTTI credit losses were recognized in earnings for the three months ended March 31, 2019 and 2018. Additionally, in the second quarter of 2019 we repositioned a portion of the securities AFS portfolio, which resulted in net realized losses of approximately $45 million. For additional information on our accounting policies, composition, and valuation assumptions related to the securities AFS portfolio, see Note 1, “Significant Accounting Policies,” and the “Trading Assets and Derivative Instruments and Investment Securities” section of Note 20, “Fair Value Election and Measurement,” in our 2018 Annual Report on Form 10-K, as well as Note 5, “Investment Securities,” to the Consolidated Financial Statements in this Form 10-Q.
For the three months ended March 31, 2019, the average yield on the securities AFS portfolio was 2.77%, compared to 2.62% for the three months ended March 31, 2018. The increase in average yield was due primarily to higher benchmark interest rates and lower premium amortization. See additional discussion related to average yields on securities AFS in the “Net Interest Income/Margin” section of this MD&A.
The credit quality and liquidity profile of our investment securities portfolio remained strong at March 31, 2019. Over the longer term, the size and composition of the investment securities portfolio will reflect balance sheet trends and our overall liquidity objectives. Accordingly, the size and composition of the investment securities portfolio could change over time.

BORROWINGS
Short-Term Borrowings
Short-term borrowings include funds purchased, securities sold under agreements to repurchase, and other short-term borrowings. Our short-term borrowings at March 31, 2019 increased $1.6 billion, or 18%, from December 31, 2018, driven by increases of $2.4 billion and $188 million in other short-term borrowings and securities sold under agreements to repurchase, respectively, offset partially by a $972 million decrease in funds purchased. The increase in other short-term borrowings was due primarily to a $2.3 billion increase in outstanding short-term FHLB advances.
Long-Term Debt
During the three months ended March 31, 2019, our long-term debt increased by $2.3 billion, or 15%. This increase was driven by our issuance of $1.3 billion of 5-year fixed rate senior notes under the Global Bank Note program and a $1.0 billion increase in outstanding long-term FHLB advances during the three months ended March 31, 2019.

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
A transition period previously applied to certain capital elements and risk weighted assets, where phase-in percentages were applicable in the calculations of capital and RWA. One of the more significant transitions required by the Basel III Final Rule related to the risk weighting applied to MSRs, which impacted the CET1 ratio during the transition period when compared to the CET1 ratio calculated on a fully phased-in basis. Specifically, the fully phased-in risk weight of MSRs would have been 250%, while the risk weight to be applied during the transition period was 100%.
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
In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) was signed into law, which provides certain limited amendments to the Dodd-Frank Act as well as certain targeted modifications to other post-financial crisis regulatory requirements. The federal banking agencies have proposed several rules to implement the EGRRCPA (including the October 2018 NPR discussed below), but these proposed rules are subject to finalization, and additional rulemakings by the federal regulators are expected to be issued. As a result, we continue to evaluate the impact of the EGRRCPA, but anticipate that certain of its provisions could affect our capital planning and strategy execution. See the “Enhanced Prudential Standards,” “Mandatory Liquidity Coverage Ratio and Net Stable Funding Ratio,” and “Capital Planning and Stress Testing” sections of Part I, Item 1, “Business,” in our 2018 Annual Report on Form 10-K for more information on the EGRRCPA.
In September 2018, the OCC, FRB, and FDIC issued an NPR that would revise the definition of high volatility commercial real estate exposure (“HVCRE”) to conform with the statutory definition of a high volatility commercial real estate acquisition, development, or construction loan, in accordance with the EGRRCPA. The revised definition would exclude any loans made prior to January 1, 2015, and certain other loans currently classified as HVCRE. We adopted this revised definition of HVCRE effective March 31, 2019.
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
For more information on these NPRs and announcements, see the “Enhanced Prudential Standards,” “Mandatory Liquidity Coverage Ratio and Net Stable Funding Ratio,” and “Capital Planning and Stress Testing” sections of Part I, Item 1, “Business,” in our 2018 Annual Report on Form 10-K.
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
Table 10 presents the Company’s Basel III regulatory capital metrics:

Regulatory Capital Metrics [1]		Table 10
(Dollars in millions)	March 31, 2019	December 31, 2018
Regulatory capital:
CET1	$17,391	$17,258
Tier 1 capital	19,439	19,306
Total capital	22,690	22,517
Assets:
RWA	$191,431	$187,380
Average total assets for leverage ratio	212,417	208,482
Risk-based ratios [2]:
CET1	9.09%	9.21%
Tier 1 capital	10.15	10.30
Total capital	11.85	12.02
Leverage	9.15	9.26
Total shareholders’ equity to assets	11.26	11.26
1 We calculated these measures based on the methodology specified by our primary regulator, which may differ from the calculations used by other financial services companies that present similar metrics.
2 Basel III capital ratios are calculated under the standardized approach using regulatory capital methodology applicable to us for each period presented.

Our CET1 ratio decreased compared to December 31, 2018, driven primarily by growth in risk weighted assets, offset partially by an increase in retained earnings. The Tier 1 capital and Total capital ratios also declined compared to December 31, 2018, due to the aforementioned impacts to our CET1 ratio. At March 31, 2019, our capital ratios were well above current regulatory requirements. See Note 15, “Capital,” to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K for additional information regarding our regulatory capital adequacy requirements and metrics.
Capital Actions
We declared and paid common stock dividends of $222 million, or $0.50 per common share, for the three months ended March 31, 2019, compared to $187 million, or $0.40 per common share, for the three months ended March 31, 2018. Additionally, we declared dividends on our preferred stock of $26 million and $31 million during the three months ended March 31, 2019 and 2018, respectively.
Various regulations administered by federal and state bank regulatory authorities restrict the Bank’s ability to distribute its retained earnings. At March 31, 2019 and December 31, 2018, the Bank’s capacity to pay cash dividends to the Parent Company under these regulations totaled approximately $1.5 billion and $2.2 billion, respectively.
During the first quarter of 2019, we repurchased $250 million of our outstanding common stock under our 2018 capital plan pursuant to an SEC Rule 10b5-1 repurchase plan entered into on November 6, 2018. At March 31, 2019, we had $500 million of remaining common stock repurchase capacity available under the 2018 capital plan; however, we do not intend to utilize this remaining share repurchase capacity in view of the Merger. Also, in April 2019, we submitted certain required schedules to the Federal Reserve to support our 2019 internal capital plan.
Going forward, we expect our capital ratios to trend upward given the suspension of share repurchases in anticipation of the Merger. This will result in a share count that is relatively stable until the Merger closes. Relatedly, we will not be pursuing the preferred stock issuance that was contemplated in our original 2018 capital plan. See Item 5 and Note 15, “Capital,” to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K, as well as Part II, Item 2 in this Form 10-Q for additional information regarding our capital actions.

CRITICAL ACCOUNTING POLICIES
There have been no significant changes to our Critical Accounting Policies from those described in our 2018 Annual Report on Form 10-K.

ENTERPRISE RISK MANAGEMENT
There have been no significant changes in our Enterprise Risk Management practices from those described in our 2018 Annual Report on Form 10-K.

Credit Risk Management
There have been no significant changes in our Credit Risk Management practices from those described in our 2018 Annual Report on Form 10-K.
Operational Risk Management
There have been no significant changes in our Operational Risk Management practices from those described in our 2018 Annual Report on Form 10-K.
Market Risk Management
There have been no significant changes in our Market Risk Management practices from those described in our 2018 Annual Report on Form 10-K, other than those already discussed in this MD&A.

Market Risk from Non-Trading Activities
The sensitivity analysis presented in Table 11 is measured as a percentage change in net interest income due to instantaneous moves in benchmark interest rates. Estimated changes are dependent upon material assumptions such as those described in our 2018 Annual Report on Form 10-K.

Net Interest Income Asset Sensitivity		Table 11

	Estimated % Change in Net Interest Income Over Twelve Months [1]
	March 31, 2019	December 31, 2018
Rate Change
+200 bps	3.0%	2.3%
+100 bps	1.6%	1.2%
-50 bps	(1.3)%	(0.9)%
1 Estimated % change of net interest income is reflected on a non-FTE basis.

Net interest income asset sensitivity at March 31, 2019 increased compared to December 31, 2018, driven primarily by growth in floating rate loans. See additional discussion related to net interest income in the "Net Interest Income/Margin" section of this MD&A.
In addition to assessing net interest income asset sensitivities, we also perform simulation analyses to assess the sensitivity of our MVE relative to changes in market interest rates. MVE is measured as the discounted present value of asset and derivative cash flows minus the discounted present value of liability cash flows. Management uses MVE sensitivity as an additional means of measuring interest rate risk and incorporates this form of analysis within its governance and limits framework.

Market Risk from Trading Activities
Table 12 presents VAR and Stressed VAR for the three months ended March 31, 2019 and 2018, as well as VAR by Risk Factor at March 31, 2019 and 2018.

Value at Risk Profile	Table 12

	Three Months Ended March 31
(Dollars in millions)	2019	2018
VAR (1-day holding period):
Period end	$2	$2
High	3	2
Low	1	1
Average	2	2
Stressed VAR (10-day holding period):
Period end	$111	$68
High	127	85
Low	31	25
Average	56	49
VAR by Risk Factor at period end (1-day holding period):
Equity risk	$1	$2
Interest rate risk	1	1
Credit spread risk	2	3
VAR total at period end (1-day diversified)	2	2
The trading portfolio’s VAR profile, presented in Table 12, is influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. Notwithstanding normal variations in the VAR associated with individual risk factors, average daily VAR as well as period end VAR for the three months ended March 31, 2019 remained largely unchanged compared to the same period in 2018. Average and period end Stressed VAR remained within historic ranges and increased for the three months ended March 31, 2019 compared to the same period in 2018, reflecting higher stressed exposures associated with our equity derivatives portfolio. The trading portfolio of covered positions did not contain any correlation trading positions or on- or off-balance sheet securitization positions during the three months ended March 31, 2019 or 2018.
In accordance with the Market Risk Rule, we evaluate the accuracy of our VAR model through daily backtesting by comparing aggregate daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) from covered positions with the corresponding daily VAR-based measures generated by the model. As illustrated in the following graph, there were two firmwide VAR backtesting exceptions during the twelve months ended March 31, 2019. These two backtesting exceptions were driven primarily by credit spread widening during the broader sell-off in equity and credit markets during the latter half of December 2018, which impacted our corporate credit trading portfolio of bonds and loans. The total number of firmwide VAR backtesting exceptions over the preceding twelve months is used to determine the multiplication factor for the VAR-based capital requirement under the Market Risk Rule. The capital multiplication factor increases from a minimum of three to a maximum of four, depending on the number of exceptions. There was no change in the capital multiplication factor over the preceding twelve months.

Firmwide VAR Backtesting
$3
$2
$1
$0
($1)
($2)
($3)
($4)
($5)
$ Millions
Apr-18
May-18
Jun-18
Jul-18
Aug-18
Sep-18
Oct-18
Nov-18
Dec-18
Jan-19
Feb-19
Mar-19
VAR
Trading Gains & Losses

We have valuation policies, procedures, and methodologies for all covered positions. Additionally, trading positions are reported in accordance with U.S. GAAP and are subject to independent price verification. See Note 16, “Derivative Financial Instruments,” and Note 17, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q, as well as the “Critical Accounting Policies” MD&A section of our 2018 Annual Report on Form 10-K for discussion of valuation policies, procedures, and methodologies.

Liquidity Risk Management
LCR requirements under Regulation WW require large U.S. banking organizations to hold unencumbered high-quality liquid assets sufficient to withstand projected 30-day total net cash outflows, each as defined under the LCR rule. At March 31, 2019, our LCR calculated pursuant to the rule was above the 100% minimum regulatory requirement. At March 31, 2019, our average month-end LCR was 111%.
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
On October 31, 2018, the FRB released a draft proposal designed to tailor the application of the enhanced prudential standards pursuant to the EGRRCPA. Under the proposal, four categories of standards would be applied to U.S. banking organizations based on size, complexity, and other risk-based factors. If the proposal is finalized as proposed, we would be considered a Category IV bank and would no longer be subject to the mandatory LCR and proposed NSFR requirements. Internal liquidity stress testing, liquidity buffer, and liquidity risk management requirements would still apply. Should the Merger be approved and close, the combined entity would be considered a Category III bank under the proposal, and it would be subject to the tailored LCR and proposed NSFR requirements.
Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. The Bank borrows from the money markets using instruments such as Fed Funds, Eurodollars, and securities sold under agreements to repurchase.

At March 31, 2019, the Bank retained a material cash position in its Federal Reserve account. The Parent Company also retained a material cash position in its account with the Bank in accordance with our policies and risk limits, discussed in greater detail below.
Sources of Funds. Our primary source of funds is a large, stable deposit base. Core deposits, predominantly made up of consumer and commercial deposits originated primarily from our retail branch network and Wholesale client base, are our largest and most cost-effective source of funding. Total deposits decreased to $162.2 billion at March 31, 2019, from $162.6 billion at December 31, 2018.
We also maintain access to diversified sources for both secured and unsecured wholesale funding. These uncommitted sources include Fed Funds purchased from other financial institutions, securities sold under agreements to repurchase, FHLB advances, and Global Bank Notes. Aggregate borrowings increased to $27.8 billion at March 31, 2019, from $23.8 billion at December 31, 2018. These additional borrowings include a mix of both secured and unsecured funding and have primarily been used to support loan growth.
The Bank and Parent Company maintain programs to access the debt capital markets. The Parent Company maintains an SEC shelf registration from which it may issue senior or subordinated notes and various capital securities, such as common or preferred stock. In August 2018, our Board approved a new SEC shelf registration, which authorized the issuance of up to $6.0 billion of such securities, of which $5.9 billion of issuance capacity remained available at March 31, 2019.
The Bank maintains a Global Bank Note program under which it may issue senior or subordinated debt with various terms. In the first quarter of 2019, we issued $1.3 billion of 5-year fixed rate senior notes under this program. At March 31, 2019, the Bank retained $30.2 billion of remaining capacity to issue notes under the Global Bank Note program. See the “Borrowings” section of this MD&A for details regarding Bank and Parent Company debt issuances completed during 2019.
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
As illustrated in Table 13, Moody’s assigned a “Review for Upgrade” outlook on our credit rating, S&P assigned a “Credit Watch Positive” outlook, and Fitch assigned a “Rating Watch Positive” outlook. Future credit rating downgrades are possible, although not currently anticipated, given these current credit rating outlooks.

Credit Ratings and Outlook			Table 13
March 31, 2019
	Moody’s	S&P	Fitch
SunTrust Banks, Inc.:
Senior debt	Baa1	BBB+	A-
Preferred stock	Baa3	BB+	BB

SunTrust Bank:
Long-term deposits	A1	A-	A
Short-term deposits	P-1	A-2	F1
Senior debt	Baal	A-	A-
Outlook	Review for Upgrade	Credit Watch Positive	Rating Watch Positive
Our investment securities portfolio is a store of liquidity that is managed as part of our overall liquidity management and ALM process to optimize income and portfolio value, maintaining the majority of securities in liquid and high-grade asset classes, such as agency MBS, agency debt, and U.S. Treasury securities; nearly all of these securities qualify as high-quality liquid assets under the U.S. LCR Final Rule. At March 31, 2019, our securities AFS portfolio contained $28.4 billion of unencumbered, high-quality liquid securities at market value.
As mentioned above, we evaluate contingency funding scenarios to anticipate and manage the likely impact of impaired capital markets access and other adverse liquidity circumstances. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of contingency liquidity. These contingency liquidity sources include available cash reserves, the ability to sell, pledge, or borrow against unencumbered securities in our investment portfolio, the capacity to borrow from the FHLB system or the Federal Reserve discount window, and the ability to sell or securitize certain loan portfolios. Table 14 presents period end and average balances of our contingency liquidity sources for the first quarters of 2019 and 2018. These sources exceed our contingency liquidity needs as measured in our contingency funding scenarios.

Contingency Liquidity Sources				Table 14

	As of		Average for the Three Months Ended ¹
(Dollars in billions)	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Excess reserves	$2.1	$3.6	$2.1	$3.0
Free and liquid investment portfolio securities	28.4	27.0	28.2	27.3
Unused FHLB borrowing capacity	19.6	25.5	18.8	23.9
Unused discount window borrowing capacity	22.6	17.6	22.3	18.0
Total	$72.7	$73.7	$71.4	$72.2
1 Average based upon month-end data, except excess reserves, which is based upon a daily average.

Federal Home Loan Bank and Federal Reserve Bank Stock. We previously acquired capital stock in the FHLB of Atlanta as a precondition for becoming a member of that institution. As a member, we are able to take advantage of competitively priced advances as a wholesale funding source and to access grants and low-cost loans for affordable housing and community development projects, among other benefits. At March 31, 2019, we held $366 million of capital stock in the FHLB of Atlanta, an increase of $139 million compared to December 31, 2018 due to an increase in short-term FHLB advances over the same period. For both the three months ended March 31, 2019 and 2018, we recognized an immaterial amount of dividends related to FHLB capital stock.
Similarly, to remain a member of the Federal Reserve System, we are required to hold a certain amount of capital stock, determined as either a percentage of the Bank’s capital or as a percentage of total deposit liabilities. At both March 31, 2019 and December 31, 2018, we held $403 million of Federal Reserve Bank of Atlanta stock. For both the three months ended March 31, 2019 and 2018, we recognized an immaterial amount of dividends related to Federal Reserve Bank of Atlanta stock.

Parent Company Liquidity. Our primary measure of Parent Company liquidity is the length of time the Parent Company can meet its existing and forecasted obligations using its cash resources. We measure and manage this metric using forecasts from both normal and adverse conditions. Under adverse conditions, we measure how long the Parent Company can meet its capital and debt service obligations after experiencing material attrition of short-term unsecured funding and without the support of dividends from the Bank or access to the capital markets. Our ALCO and the Board have established risk limits against these metrics to manage the Parent Company’s liquidity by structuring its net maturity schedule to minimize the amount of debt maturing within a short period of time. A majority of the Parent Company’s liabilities are long-term in nature, coming from the proceeds of issuances of our capital securities and long-term senior and subordinated notes. See the “Borrowings” section of this MD&A as well as Note 13, “Borrowings and Contractual Commitments,” to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K for further information regarding our debt.

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
The primary uses of Parent Company liquidity include debt service, dividends on capital instruments, the periodic purchase of investment securities, loans to our subsidiaries, and common share repurchases. See further details of the authorized common share repurchases in the “Capital Resources” section of this MD&A and in Part II, Item 2 of this Form 10-Q. We fund corporate dividends with Parent Company cash, the primary sources of which are dividends from the Bank and proceeds from the issuance of debt and capital securities. We are subject to both state and federal banking regulations that limit our ability to pay common stock dividends in certain circumstances. The Bank is also subject to federal and state laws and regulations that limit the amount of dividends it can pay to the Parent Company, which could affect the Parent Company’s ability to pay dividends to its shareholders.

Other Liquidity Considerations. As presented in Table 15, we had an aggregate potential obligation of $94.3 billion to our clients in unused lines of credit at March 31, 2019. Commitments to extend credit are arrangements to lend to clients who have complied with predetermined contractual obligations. We also had $2.8 billion in letters of credit outstanding at March 31, 2019, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Approximately $153 million of these letters were available to support variable rate demand obligations at March 31, 2019. Unused commercial lines of credit increased since December 31, 2018, driven by an increase in commercial line of credit commitments during the three months ended March 31, 2019. Unused CRE lines of credit also increased since December 31, 2018, driven primarily by an increase in CRE line of credit commitments during the three months ended March 31, 2019.

Unfunded Lending Commitments				Table 15
	As of		Average for the Three Months Ended
(Dollars in millions)	March 31, 2019	December 31, 2018	March 31, 2019	March 31, 2018
Unused lines of credit:
Commercial	$63,991	$63,779	$63,885	$60,722
Residential mortgage commitments [1]	3,148	2,739	2,944	3,207
Home equity lines	10,524	10,338	10,431	10,130
CRE [2]	5,642	5,307	5,475	4,013
Credit card	11,031	10,852	10,941	10,557
Total unused lines of credit	$94,336	$93,015	$93,676	$88,629

Letters of credit:
Financial standby	$2,713	$2,769	$2,741	$2,440
Performance standby	90	102	96	122
Commercial	24	38	31	15
Total letters of credit	$2,827	$2,909	$2,868	$2,577
1 Includes residential mortgage IRLCs with notional balances of $1.4 billion and $992 million at March 31, 2019 and December 31, 2018, respectively.
2 Includes commercial mortgage IRLCs and other commitments with notional balances of $352 million and $360 million at March 31, 2019 and December 31, 2018, respectively.
Other Market Risk
Except as discussed below, there have been no other significant changes to other market risk as described in our 2018 Annual Report on Form 10-K.
We measure our residential MSRs at fair value on a recurring basis and hedge the risk associated with changes in fair value. Residential MSRs totaled $1.9 billion and $2.0 billion at March 31, 2019 and December 31, 2018, respectively, and are managed and monitored as part of a comprehensive risk governance process, which includes established risk limits.
We originated residential MSRs with fair values at the time of origination of $63 million and $76 million during the first quarters of 2019 and 2018, respectively. Additionally, we purchased residential MSRs with a fair value of approximately $74 million during the first quarter of 2018. No residential MSRs were purchased during the first quarter of 2019.
We recognized a mark-to-market decrease in the fair value of our residential MSRs of $162 million and an increase of $56 million during the first quarter of 2019 and 2018, respectively. Changes in fair value include the decay resulting from the realization of monthly net servicing cash flows. We recognized net losses related to residential MSRs, inclusive of fair value changes and related hedges, of $49 million and $53 million during the first quarters of 2019 and 2018, respectively. Compared to the prior year period, the decrease in net losses related to residential MSRs was primarily driven by improved net hedge performance combined with lower decay in the current period. Commercial mortgage servicing rights are not measured at fair value on a recurring basis, and therefore, are not subject to the same market risks associated with residential MSRs.

OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business, we engage in certain activities that are not reflected in our Consolidated Balance Sheets, generally referred to as “off-balance sheet arrangements.” These activities involve transactions with unconsolidated VIEs as well as other arrangements, such as commitments and guarantees, to meet the financing needs of our clients and to support ongoing operations. Additional information regarding these types of activities is included in the “Liquidity Risk Management” section of this MD&A, as well as in Note 11, “Certain Transfers of Financial Assets and Variable Interest Entities,” and Note 15, “Guarantees,” to the Consolidated Financial Statements in this Form 10-Q, as well as in our 2018 Annual Report on Form 10-K.
Contractual Obligations
In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on our borrowings, tax credit investments, and lease arrangements, as well as commitments to lend to clients and to fund capital expenditures and service contracts.
Except for changes in unfunded lending commitments (presented in Table 15 within the “Liquidity Risk Management” section of this MD&A), borrowings (presented in the “Borrowings” section of this MD&A), leases (disclosed in Note 10, “Leases,” to the Consolidated Financial Statements in this Form 10-Q), commitments to fund tax credit investments (disclosed in Note 11, “Certain Transfers of Financial Assets and Variable Interest Entities,” to the Consolidated Financial Statements in this Form 10-Q), and pension and other postretirement benefit plans (disclosed in Note 14, “Employee Benefit Plans,” to the Consolidated Financial Statements in this Form 10-Q), there have been no material changes in our contractual obligations from those disclosed in our 2018 Annual Report on Form 10-K.

BUSINESS SEGMENT RESULTS
Three Months Ended March 31, 2019 versus Three Months Ended March 31, 2018
Consumer
Consumer reported net income of $326 million for the three months ended March 31, 2019, an increase of $24 million, or 8%, compared to the same period in 2018. The increase was driven primarily by higher net interest income, offset partially by higher noninterest expense and provision for credit losses.
Net interest income was $1.1 billion, an increase of $78 million, or 8%, compared to the same period in 2018, driven by improved spreads on deposit balances. Net interest income related to deposits increased $56 million, or 9%, driven by a 15 basis point increase in deposit spreads and a $2.8 billion, or 3%, increase in average consumer and commercial deposit balances. Deposit balance growth was driven by increases in commercial and consumer DDAs, checking, and CD balances, offset partially by lower money market accounts. Net interest income related to LHFI increased $19 million, or 5%, driven primarily by a $3.8 billion, or 5%, increase in average LHFI balances, while spreads on loan balances remained flat. Consumer loan growth was driven by increases in residential mortgages, consumer direct, indirect, and guaranteed student loans, offset partially by declines in home equity products and personal credit lines.
Provision for credit losses was $83 million, an increase of $25 million, or 43%, compared to the same period in 2018. The increase was driven largely by loan growth.
Total noninterest income was $446 million, a decrease of $4 million, or 1%, compared to the same period in 2018. The decrease was driven primarily by lower client transaction-related fee income (which includes service charges on deposit accounts, other charges and fees, and card fees) and lower retail investment services and trust fee income, offset partially by increased mortgage related income.
Total noninterest expense was $1.0 billion, an increase of $16 million, or 2%, compared to the same period in 2018. The increase was driven primarily by higher operating losses due to favorable developments with certain legal matters in the first quarter of 2018, fixed asset write-downs, and increased escrow deposit referral fees. These increases were offset partially by lower personnel expenses and regulatory assessments.
Wholesale
Wholesale reported net income of $305 million for the three months ended March 31, 2019, a decrease of $42 million, or 12%, compared to the same period in 2018. The decrease was due to higher provision for credit losses and higher noninterest expense, offset partially by higher net interest income and higher noninterest income.
Net interest income was $568 million, an increase of $34 million, or 6%, compared to the same period in 2018, driven primarily by increases in loan balances and improved equity spreads, offset partially by declines in deposit volume. Net interest income related to deposits increased $4 million, or 2%, as a result of improved spreads, offset partially by decreased deposit volumes. Average consumer and commercial deposit balances decreased $1.8 billion, or 4%, as a result of decreases in non-interest-bearing commercial DDAs and money market accounts, offset partially by increases in interest-bearing commercial DDAs and CD balances. Net interest income related to LHFI increased $26 million, or 9%, as a result of higher loan balances, offset by a slight decrease in loan spreads. Average LHFI increased $7.5 billion, or 11%, primarily in C&I loans.
Provision for credit losses was $70 million, an increase of $100 million compared to the same period in 2018, driven primarily by loan growth.
Total noninterest income was $364 million, an increase of $24 million, or 7%, compared to the same period in 2018. The increase was due largely to higher trading income, primarily attributable to fixed income, as well as higher tax credits.
Total noninterest expense was $462 million, an increase of $12 million, or 3%, compared to the same period in 2018. The increase was due primarily to higher personnel expenses, driven by increased headcount, combined with an increase in technology-related expenses.
Corporate Other
Corporate Other net income was a net loss of $50 million for the three months ended March 31, 2019, a decrease of $70 million compared to the same period in 2018. The decrease in net income was due primarily to lower net interest income.
Net interest income was a net expense of $77 million, a decrease of $48 million compared to the same period in 2018. The decrease was driven primarily by lower commercial loan swap income resulting from higher benchmark interest rates. Average short-term borrowings increased $5.4 billion, and average long-term debt increased $4.9 billion, or 53%, driven by balance sheet management activities.
Total noninterest income was $19 million, a decrease of $19 million, or 50%, compared to the same period in 2018. The decrease was due primarily to a $23 million remeasurement gain on an equity investment in the first quarter of 2018 that was reclassified from Wholesale to Corporate Other in the first quarter of 2019.
Total noninterest expense was $14 million for the three months ended March 31, 2019. The increase of $43 million compared to the same period in 2018 was due to $45 million of Merger-related costs. These expenses were related to merger and acquisition advisory fees and legal costs.

See Note 19, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q for a description of our business segments, basis of presentation, internal management reporting methodologies, and additional information.

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures		Table 16
(Dollars in millions and shares in thousands, except per share data)
	Three Months Ended March 31
Selected Financial Data	2019	2018
Summary of Operations:
Interest income	$1,987	$1,668
Interest expense	443	227
Net interest income	1,544	1,441
Provision for credit losses	153	28
Net interest income after provision for credit losses	1,391	1,413
Noninterest income	784	796
Noninterest expense	1,489	1,417
Income before provision for income taxes	686	792
Provision for income taxes	104	147
Net income attributable to noncontrolling interest	2	2
Net income	$580	$643
Net income available to common shareholders	$554	$612
Net interest income-FTE [1]	$1,567	$1,461
Total revenue	2,328	2,237
Total revenue-FTE [1]	2,351	2,257
Net securities gains/(losses)	—	1
Net income per average common share:
Diluted	$1.24	$1.29
Basic	1.25	1.31
Dividends declared per common share	0.50	0.40
Book value per common share	51.15	47.14
Tangible book value per common share [2]	37.22	33.97
Market capitalization	26,290	31,959
Market price per common share (NYSE trading symbol “STI”):
High	$67.25	$73.37
Low	49.78	64.32
Close	59.25	68.04
Selected Average Balances:
Total assets	$217,403	$204,132
Earning assets	194,385	182,874
LHFI	154,258	142,920
Intangible assets including residential MSRs	8,394	8,244
Residential MSRs	1,984	1,833
Consumer and commercial deposits	159,921	159,169
Preferred stock	2,025	2,390
Total shareholders’ equity	24,466	24,605
Average common shares - diluted	446,662	473,620
Average common shares - basic	443,566	468,723
Financial Ratios (Annualized):
ROA	1.08%	1.28%
ROE	10.06	11.23
ROTCE [3]	13.91	15.60
Net interest margin	3.22	3.20
Net interest margin-FTE [1]	3.27	3.24
Efficiency ratio [4]	63.97	63.35
Efficiency ratio-FTE [1,4]	63.35	62.77
Tangible efficiency ratio-FTE [1,4,5]	62.70	62.11
Adjusted tangible efficiency ratio-FTE [1,4,5,6]	60.78	62.11
Total average shareholders’ equity to total average assets	11.25	12.05
Tangible common equity to tangible assets [7]	7.71	8.04
Common dividend payout ratio	40.1	30.6

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)

Selected Financial Data (continued)	Three Months Ended March 31
Capital Ratios at period end [8]:	2019	2018
CET1	9.09%	9.84%
Tier 1 capital	10.15	11.00
Total capital	11.85	12.90
Leverage	9.15	9.75

(Dollars in millions, except per share data)	Three Months Ended March 31
Reconcilement of Non-U.S. GAAP Measures	2019	2018
Net interest margin	3.22%	3.20%
Impact of FTE adjustment	0.05	0.04
Net interest margin-FTE [1]	3.27%	3.24%

Efficiency ratio [4]	63.97%	63.35%
Impact of FTE adjustment	(0.62)	(0.58)
Efficiency ratio-FTE [1,4]	63.35	62.77
Impact of excluding amortization related to intangible assets and certain tax credits	(0.65)	(0.66)
Tangible efficiency ratio-FTE [1,4,5]	62.70	62.11
Impact of excluding Merger-related costs	(1.92)	—
Adjusted tangible efficiency ratio-FTE [1,4,5,6]	60.78%	62.11%

ROE	10.06%	11.23%
Impact of removing average intangible assets other than residential MSRs and other servicing rights from average common shareholders' equity, and removing related pre-tax amortization expense from net income available to common shareholders	3.85	4.37
ROTCE [3]	13.91%	15.60%

Net interest income	$1,544	$1,441
FTE adjustment	23	20
Net interest income-FTE [1]	1,567	1,461
Noninterest income	784	796
Total revenue-FTE [1]	$2,351	$2,257

(Dollars in millions, except per share data)	March 31, 2019	March 31, 2018
Total shareholders’ equity	$24,823	$24,269
Goodwill, net of deferred taxes [9]	(6,169)	(6,172)
Other intangible assets (including residential MSRs and other servicing rights)	(1,963)	(1,996)
Residential MSRs and other servicing rights	1,949	1,981
Tangible equity [7]	18,640	18,082
Noncontrolling interest	(101)	(101)
Preferred stock	(2,025)	(2,025)
Tangible common equity [7]	$16,514	$15,956

Total assets	$220,425	$204,885
Goodwill	(6,331)	(6,331)
Other intangible assets (including residential MSRs and other servicing rights)	(1,963)	(1,996)
Residential MSRs and other servicing rights	1,949	1,981
Tangible assets	$214,080	$198,539
Tangible common equity to tangible assets [7]	7.71%	8.04%
Tangible book value per common share [2]	$37.22	$33.97

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)

(Dollars in millions)
Reconciliation of PPNR [10]	Three Months Ended March 31, 2019
Income before provision for income taxes	$686
Provision for credit losses	153
Less:
Net securities gains/(losses)	—
PPNR	$839

[1]
We present Net interest income-FTE, Total revenue-FTE, Net interest margin-FTE, Efficiency ratio-FTE, Tangible efficiency ratio-FTE, and Adjusted tangible efficiency ratio-FTE on a fully taxable-equivalent ("FTE") basis. The FTE basis adjusts for the tax-favored status of Net interest income from certain loans and investments using a federal tax rate of 21% as well as state income taxes, where applicable, to increase tax-exempt interest income to a taxable-equivalent basis. We believe the FTE basis is the preferred industry measurement basis for these measures and that it enhances comparability of Net interest income arising from taxable and tax-exempt sources. Total revenue-FTE is calculated as Net interest income-FTE plus Noninterest income. Net interest margin-FTE is calculated by dividing annualized Net interest income-FTE by average Total earning assets.

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

[6]
We present Adjusted tangible efficiency ratio-FTE, which excludes the $45 million pre-tax impact of Merger-related costs recognized in the first quarter of 2019. We believe this measure is useful to investors because it removes the effect of material items impacting the periods' results and is more reflective of normalized operations as it reflects results that are primarily client relationship and client transaction driven. Removing these items also allows investors to more easily compare our tangible efficiency to other companies in the industry that may not have had similar items impacting their results. Additional detail on the Merger can be found in our 2018 Annual Report on Form 10-K.

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

[9]	Net of deferred taxes of $162 million and $159 million at March 31, 2019 and 2018, respectively.

[10]
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
See the “Enterprise Risk Management” section in Part I, Item 2 of this Form 10-Q, which is incorporated herein by reference.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management conducted an evaluation, under the supervision and with the participation of its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) at March 31, 2019. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the

CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at March 31, 2019.

Changes in Internal Control over Financial Reporting
Effective January 1, 2019, the Company adopted ASC Topic 842, Leases, and implemented relevant changes to its control activities and processes to monitor and maintain appropriate internal controls over financial reporting. There were no other changes to the Company’s internal control over financial reporting during the three months ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Refer to the Company's 2018 Annual Report on Form 10-K for additional information.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company and its subsidiaries are parties to numerous claims and lawsuits arising in the normal course of its business activities, some of which involve claims for substantial amounts. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that none of these matters, when resolved, will have a material effect on the Company’s consolidated results of operations, cash flows, or financial condition. For additional information, see Note 18, “Contingencies,” to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference.

Item 1A.	RISK FACTORS
The risks described in this report and in the Company's 2018 Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known, or that the Company currently deems to be immaterial, also may adversely affect the Company's business, financial condition, or future results. In addition to the information set forth in this report, factors discussed in Part I, Item 1A., “Risk Factors,” in the Company's 2018 Annual Report on Form 10-K, which could materially affect the Company's business, financial condition, or future results, should be carefully considered.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities:

				Table 17
	Common Stock [1,2]
	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Equity that May Yet Be Purchased Under the Plans or Programs at Period End (in millions)
January 1 - 31	4,578,864	$54.60	4,578,864	$500
February 1 - 28	—	—	—	500
March 1 - 31	—	—	—	500
Total during first quarter of 2019	4,578,864	$54.60	4,578,864	$500
1 The principal market in which SunTrust common stock is traded is the NYSE (trading symbol “STI”).
2 During the three months ended March 31, 2019, no shares of SunTrust common stock were surrendered by participants in SunTrust's employee stock option plans, where participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock that the participant already owns. SunTrust considers any such shares surrendered by participants in SunTrust's employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs.

On June 28, 2018, the Company announced that the Federal Reserve had no objections to the repurchase of up to $2.0 billion of the Company's outstanding common stock to be completed between July 1, 2018 and June 30, 2019, as part of the Company's 2018 capital plan submitted in connection with the 2018 CCAR.
During the first quarter of 2019, the Company repurchased $250 million of its outstanding common stock at market value as part of the publicly announced 2018 capital plan, pursuant to an SEC Rule 10b5-1 repurchase plan entered into on November 6, 2018. At March 31, 2019, the Company had $500 million of remaining common stock repurchase capacity available under its 2018 capital plan (reflected in the table above); however, the Company does not intend to utilize this remaining share repurchase capacity in view of the Merger.
The Company did not repurchase any shares of its Series A Preferred Stock, Series B Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, or Series H Preferred Stock during the first quarter of 2019, and at March 31, 2019, there was no unused Board authority to repurchase any shares of its Series A Preferred Stock, Series B Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, or Series H Preferred Stock.
Refer to the Company's 2018 Annual Report on Form 10-K for additional information regarding the Company's equity securities.

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
		(1)

3.2	Bylaws of the Registrant, as amended and restated on October 15, 2018, incorporated by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K filed October 15, 2018.	(1)

10.1*	Form of Non-Employee Director Restricted Stock Award Agreement, under 2018 Omnibus Incentive Compensation Plan	(2)

10.2*	Form of Non-Employee Director Restricted Stock Unit Award Agreement, under 2018 Omnibus Incentive Compensation Plan	(2)

31.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(2)

31.2	Certification of Corporate Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(2)

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(2)

32.2	Certification of Corporate Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(2)

101	Interactive Data File (XBRL tags are embedded within the Inline XBRL document).	(2)

*	Management contract or compensatory plan or arrangement
(1)	incorporated by reference
(2)	filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNTRUST BANKS, INC.
(Registrant)

Date:	May 6, 2019	By: /s/ R. Ryan Richards
R. Ryan Richards, Senior Vice President and Controller (on behalf of the registrant and as Principal Accounting Officer)