Form 10-Q
period 2019-06-30
SUNTRUST BANKS INC
filed 2019-08-02
CIK 750556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

Commission file number 001-08918
SunTrust Banks, Inc.
(Exact name of registrant as specified in its charter)

Georgia	58-1575035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
303 Peachtree Street, N.E., Atlanta, Georgia 30308
(Address of principal executive offices) (Zip Code)
(800) 786-8787
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock	STI	New York Stock Exchange
Perpetual Preferred Stock, Series A (1)	STI PRA	New York Stock Exchange
Perpetual Preferred Stock, Series B (2)	STI/PRI	New York Stock Exchange
(1) Depositary Shares, Each Representing a 1/4000th Interest in a Share of Perpetual Preferred Stock, Series A.
(2) 5.853% Fixed-to-Floating Rate Normal Preferred Purchase Securities of SunTrust Preferred Capital I (representing interests in shares of Perpetual Preferred Stock, Series B).
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐    No ☑
At July 31, 2019, 443,938,108 shares of the registrant’s common stock, $1.00 par value, were outstanding.

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
Merger — the Company’s proposed merger-of-equals with BB&T that was announced on February 7, 2019.
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

Important Cautionary Statement About Forward-Looking Statements

This Quarterly Report contains forward-looking statements. Statements regarding: (i) future impacts of ASUs not yet adopted; (ii) future levels of net interest margin, Merger-related impacts, our effective tax rate, efficiency ratios, the net charge-offs to total average LHFI ratio, the ALLL to period-end LHFI ratio, the provision for loan losses, and capital ratios; (iii) future trends in deposit mix or increases in deposit costs; (iv) the Merger and the potential effects of the Merger on our business and operations upon, after, or prior to the consummation thereof; (v) the expected timing of closing of the Merger; (vi) the synergies and corresponding benefits expected to be realized from the Merger, including achieving peer-leading efficiency, creating capacity for investments, operating leading retail and PWM businesses, and bringing our Wholesale capabilities to a broader set of clients; (vii) the possibility of purchasing additional interest rate swaps or terminating existing swaps; (viii) future changes in the size and composition of the investment securities portfolio; (ix) future earnings impacts of the securities AFS portfolio repositioning; (x) the estimated impacts of proposed regulatory capital rules or other changes in banking laws, rules, or regulations; (xi) intended increases in our common stock dividends; and (xii) our future credit ratings and outlook, are forward-looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “target,” “forecast,” “future,” “strategy,” “goal,” “initiative,” “plan,” “propose,” “opportunity,” “potentially,” “probably,” “project,” “outlook,” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Such statements are based upon the current beliefs and expectations of management and on information currently available to management. They speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.
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

PART I - FINANCIAL INFORMATION
The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)
SunTrust Banks, Inc.
Consolidated Statements of Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions and shares in thousands, except per share data) (Unaudited)	2019	2018	2019	2018
Interest Income
Interest and fees on loans held for investment	$1,721	$1,476	$3,418	$2,874
Interest and fees on loans held for sale	15	24	29	45
Interest on securities available for sale	223	210	444	416
Trading account interest and other	62	49	117	92
Total interest income	2,021	1,759	4,008	3,427
Interest Expense
Interest on deposits	269	159	519	291
Interest on long-term debt	150	83	275	157
Interest on other borrowings	67	29	136	51
Total interest expense	486	271	930	499
Net interest income	1,535	1,488	3,078	2,928
Provision for credit losses	127	32	280	60
Net interest income after provision for credit losses	1,408	1,456	2,798	2,868
Noninterest Income
Service charges on deposit accounts	139	144	276	289
Other charges and fees [1]	88	91	175	175
Card fees	82	85	165	166
Investment banking income [1]	142	169	272	302
Trading income	55	53	114	95
Insurance settlement	205	—	205	—
Mortgage-related income [2]	86	83	187	174
Trust and investment management income	73	75	144	150
Retail investment services	75	73	144	145
Commercial real estate-related income	50	18	74	42
Net securities (losses)/gains	(42)	—	(42)	1
Other noninterest income	72	38	96	87
Total noninterest income	1,025	829	1,810	1,626
Noninterest Expense
Employee compensation	728	714	1,404	1,422
Employee benefits	100	88	248	234
Outside processing and software	241	227	479	433
Charitable contribution to SunTrust Foundation	205	—	205	—
Net occupancy expense	102	90	204	184
Marketing and customer development	46	40	87	81
Equipment expense	36	44	78	84
Merger-related costs	8	—	53	—
Operating losses	14	17	37	23
Regulatory assessments	17	39	36	79
Amortization	17	17	33	32
Other noninterest expense	124	114	264	235
Total noninterest expense	1,638	1,390	3,128	2,807
Income before provision for income taxes	795	895	1,480	1,687
Provision for income taxes	105	171	208	318
Net income including income attributable to noncontrolling interest	690	724	1,272	1,369
Less: Net income attributable to noncontrolling interest	2	2	4	4
Net income	688	722	1,268	1,365
Less: Preferred stock dividends	25	25	51	55
Net income available to common shareholders	$663	$697	$1,217	$1,310
Net income per average common share:
Diluted	$1.48	$1.49	$2.72	$2.78
Basic	1.49	1.50	2.74	2.80
Dividends declared per common share	0.50	0.40	1.00	0.80
Average common shares outstanding - diluted	446,391	469,339	446,526	471,468
Average common shares outstanding - basic	443,806	465,529	443,687	467,117

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
See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions) (Unaudited)	2019	2018	2019	2018
Net income	$688	$722	$1,268	$1,365
Components of other comprehensive income/(loss):
Change in net unrealized gains/(losses) on securities available for sale, net of tax of $127, ($38), $243 and ($168), respectively	417	(123)	794	(548)
Change in net unrealized gains/(losses) on derivative instruments, net of tax of $43, ($10), $67 and ($49), respectively	144	(35)	220	(159)
Change in net unrealized losses on brokered time deposits, net of tax of $0, $0, $0 and $0, respectively	—	(1)	(1)	—
Change in credit risk adjustment on long-term debt, net of tax of $0, $0, $0 and $1, respectively	1	1	—	3
Change related to employee benefit plans, net of tax of $1, $0, $3 and $1, respectively	3	1	6	(1)
Total other comprehensive income/(loss), net of tax	565	(157)	1,019	(705)
Total comprehensive income	$1,253	$565	$2,287	$660

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in millions and shares in thousands, except per share data)	2019	2018
Assets	(Unaudited)
Cash and due from banks	$3,752	$5,791
Federal funds sold and securities borrowed or purchased under agreements to resell	1,251	1,679
Interest-bearing deposits in other banks	25	25
Cash and cash equivalents	5,028	7,495
Trading assets and derivative instruments [1]	6,610	5,506
Securities available for sale [2]	32,487	31,442
Loans held for sale ($1,695 and $1,178 at fair value at June 30, 2019 and December 31, 2018, respectively)	2,229	1,468
Loans held for investment [3] ($127 and $163 at fair value at June 30, 2019 and December 31, 2018, respectively)	156,589	151,839
Allowance for loan and lease losses	(1,681)	(1,615)
Net loans held for investment	154,908	150,224
Premises, property, and equipment, net	1,963	2,024
Goodwill	6,331	6,331
Other intangible assets (Residential MSRs at fair value: $1,717 and $1,983 at June 30, 2019 and December 31, 2018, respectively)	1,796	2,062
Other assets ($87 and $95 at fair value at June 30, 2019 and December 31, 2018, respectively)	10,936	8,991
Total assets	$222,288	$215,543

Liabilities
Noninterest-bearing deposits	$39,850	$40,770
Interest-bearing deposits ($524 and $403 at fair value at June 30, 2019 and December 31, 2018, respectively)	121,282	121,819
Total deposits	161,132	162,589
Funds purchased	314	2,141
Securities sold under agreements to repurchase	1,814	1,774
Other short-term borrowings	7,396	4,857
Long-term debt [4] ($302 and $289 at fair value at June 30, 2019 and December 31, 2018, respectively)	20,200	15,072
Trading liabilities and derivative instruments	1,294	1,604
Other liabilities	4,276	3,226
Total liabilities	196,426	191,263
Shareholders’ Equity
Preferred stock, no par value	2,025	2,025
Common stock, $1.00 par value	553	553
Additional paid-in capital	8,965	9,022
Retained earnings	20,319	19,522
Treasury stock, at cost, and other [5]	(5,599)	(5,422)
Accumulated other comprehensive loss, net of tax	(401)	(1,420)
Total shareholders’ equity	25,862	24,280
Total liabilities and shareholders’ equity	$222,288	$215,543

Common shares outstanding [6]	443,858	446,888
Common shares authorized	750,000	750,000
Preferred shares outstanding	20	20
Preferred shares authorized	50,000	50,000
Treasury shares of common stock	108,926	105,896

[1] Includes trading securities pledged as collateral where counterparties have the right to sell or repledge the collateral	$1,214	$1,442
[2] Includes securities AFS pledged as collateral where counterparties have the right to sell or repledge the collateral	212	222
[3] Includes loans held for investment of consolidated VIEs	141	153
[4] Includes debt of consolidated VIEs	149	161
[5] Includes noncontrolling interest	103	103
[6] Includes restricted shares	4	7

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Shareholders’ Equity

(Dollars and shares in millions, except per share data) (Unaudited)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury [1] Stock and Other	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2019	$2,025	447	$553	$9,022	$19,522	($5,422)	($1,420)	$24,280
Cumulative effect adjustment related to ASU adoption [2]	—	—	—	—	31	—	—	31
Net income	—	—	—	—	580	—	—	580
Other comprehensive income	—	—	—	—	—	—	454	454
Change in noncontrolling interest	—	—	—	—	—	(2)	—	(2)
Common stock dividends, $0.50 per share	—	—	—	—	(222)	—	—	(222)
Preferred stock dividends [3]	—	—	—	—	(26)	—	—	(26)
Repurchase of common stock	—	(4)	—	—	—	(250)	—	(250)
Exercise of stock options and stock compensation expense	—	—	—	(1)	—	3	—	2
Restricted stock activity	—	1	—	(83)	(3)	62	—	(24)
Balance, March 31, 2019	2,025	444	553	8,938	19,882	(5,609)	(966)	24,823
Net income	—	—	—	—	688	—	—	688
Other comprehensive income	—	—	—	—	—	—	565	565
Change in noncontrolling interest	—	—	—	—	—	2	—	2
Common stock dividends, $0.50 per share	—	—	—	—	(222)	—	—	(222)
Preferred stock dividends [3]	—	—	—	—	(25)	—	—	(25)
Exercise of stock options and stock compensation expense	—	—	—	(3)	—	6	—	3
Restricted stock activity	—	—	—	30	(4)	2	—	28
Balance, June 30, 2019	$2,025	444	$553	$8,965	$20,319	($5,599)	($401)	$25,862
1 At June 30, 2019, includes ($5,702) million for treasury stock and $103 million for noncontrolling interest.
At March 31, 2019, includes ($5,710) million for treasury stock and $101 million for noncontrolling interest.
2 Related to the Company’s adoption of ASU 2016-02 on January 1, 2019. See Note 1, “Significant Accounting Policies,” for additional information.
3 For the three months ended June 30, 2019, dividends were $1,022.22 per share for both Series A and B Preferred Stock, $1,406.25 per share for Series F Preferred Stock, $1,262.50 per share for Series G Preferred Stock, and $1,281.25 per share for Series H Preferred Stock.
For the three months ended March 31, 2019, dividends were $1,000.00 per share for both Series A and B Preferred Stock, $1,406.25 per share for Series F Preferred Stock, $1,262.50 per share for Series G Preferred Stock, and $1,281.25 per share for Series H Preferred Stock.

(Dollars and shares in millions, except per share data) (Unaudited)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury [1] Stock and Other	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2018	$2,475	471	$550	$9,000	$17,540	($3,591)	($820)	$25,154
Cumulative effect of adjustment related to ASU adoptions [2]	—	—	—	—	144	—	(154)	(10)
Net income	—	—	—	—	643	—	—	643
Other comprehensive loss	—	—	—	—	—	—	(548)	(548)
Change in noncontrolling interest	—	—	—	—	—	(2)	—	(2)
Common stock dividends, $0.40 per share	—	—	—	—	(187)	—	—	(187)
Preferred stock dividends [3]	—	—	—	—	(31)	—	—	(31)
Redemption of preferred stock, Series E	(450)	—	—	—	—	—	—	(450)
Repurchase of common stock	—	(5)	—	—	—	(330)	—	(330)
Exercise of stock options and stock compensation expense	—	1	—	—	—	32	—	32
Exercise of stock warrants	—	2	2	—	—	—	—	2
Restricted stock activity	—	1	—	(40)	(2)	38	—	(4)
Balance, March 31, 2018	2,025	470	552	8,960	18,107	(3,853)	(1,522)	24,269
Net income	—	—	—	—	722	—	—	722
Other comprehensive loss	—	—	—	—	—	—	(157)	(157)
Change in noncontrolling interest	—	—	—	—	—	2	—	2
Common stock dividends, $0.40 per share	—	—	—	—	(187)	—	—	(187)
Preferred stock dividends [3]	—	—	—	—	(25)	—	—	(25)
Repurchase of common stock	—	(5)	—	—	—	(330)	—	(330)
Exercise of stock options and stock compensation expense	—	—	—	(1)	—	1	—	—
Restricted stock activity	—	—	—	21	(1)	2	—	22
Balance, June 30, 2018	$2,025	465	$552	$8,980	$18,616	($4,178)	($1,679)	$24,316
1 At June 30, 2018, includes ($4,281) million for treasury stock, and $103 million for noncontrolling interest.
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
3 For the three months ended June 30, 2018, dividends were $1,022.22 per share for both Series A and B Preferred Stock, $1,406.25 per share for Series F Preferred Stock, $1,262.50 per share for Series G Preferred Stock, and $1,722.57 per share for Series H Preferred Stock.
For the three months ended March 31, 2018, dividends were $1,000.00 per share for both Series A and B Preferred Stock, $1,468.75 per share for Series E Preferred Stock, $1,406.25 per share for Series F Preferred Stock, $1,262.50 per share for Series G Preferred Stock, and $1,281.25 per share for Series H Preferred Stock.

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc. Consolidated Statements of Cash Flows

	Six Months Ended June 30
(Dollars in millions) (Unaudited)	2019	2018
Cash Flows from Operating Activities:
Net income including income attributable to noncontrolling interest	$1,272	$1,369
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation, amortization, and accretion	347	356
Origination of servicing rights	(146)	(156)
Provisions for credit losses and foreclosed property	285	65
Stock-based compensation	79	87
Net securities losses/(gains)	42	(1)
Net gains on sale of loans held for sale, loans, and other assets	(200)	(28)
Net (increase)/decrease in loans held for sale	(602)	14
Net increase in trading assets and derivative instruments	(1,104)	(166)
Net increase in other assets [1]	(346)	(1,158)
Net (decrease)/increase in other liabilities	(446)	409
Net cash (used in)/provided by operating activities	(819)	791
Cash Flows from Investing Activities:
Proceeds from maturities, calls, and paydowns of securities available for sale	1,946	1,807
Proceeds from sales of securities available for sale	3,125	1,920
Purchases of securities available for sale	(5,116)	(4,081)
Net increase in loans and leases, including purchases [1]	(5,741)	(2,150)
Proceeds from sales of loans and leases	694	180
Net cash paid for servicing rights	(2)	(60)
Capital expenditures	(146)	(109)
Proceeds from the sale of other real estate owned and other assets	64	102
Other investing activities	11	5
Net cash used in investing activities	(5,165)	(2,386)
Cash Flows from Financing Activities:
Net (decrease)/increase in total deposits	(1,457)	668
Net increase in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	752	507
Proceeds from issuance of long-term debt	5,800	2,659
Repayments of long-term debt	(788)	(355)
Repurchase of preferred stock	—	(450)
Repurchase of common stock	(250)	(660)
Common and preferred stock dividends paid	(495)	(429)
Taxes paid related to net share settlement of equity awards	(50)	(43)
Proceeds from exercise of stock options	5	34
Net cash provided by financing activities	3,517	1,931
Net (decrease)/increase in cash and cash equivalents	(2,467)	336
Cash and cash equivalents at beginning of period	7,495	6,912
Cash and cash equivalents at end of period	$5,028	$7,248

Supplemental Disclosures:
Loans transferred from loans held for sale to loans held for investment	$12	$18
Loans transferred from loans held for investment to loans held for sale	713	327
Loans transferred from loans held for investment to other real estate owned	23	33
Non-cash impact of debt assumed by purchaser in lease sale	163	—

1 Pursuant to the Company’s adoption of ASU 2016-02 on January 1, 2019, it began including the interest portion of lessee payments received from sales-type and direct financing leases, which totaled $70 million for the six months ended June 30, 2019, within operating activities, with the principal portion of lessee payments remaining within investing activities. For periods prior to January 1, 2019, interest payments were not retrospectively reclassified and remain within investing activities. See Note 1, “Significant Accounting Policies,” for additional information.

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
Subsequent Events
The Company evaluated events that occurred between June 30, 2019 and the date the accompanying financial statements were issued, and there were no material events, other than those already discussed in this Form 10-Q, that would require recognition in the Company’s Consolidated Financial Statements or disclosure in the accompanying Notes.

Accounting Pronouncements
The following table summarizes ASUs issued by the FASB that were adopted during the six months ended June 30, 2019 or not yet adopted as of June 30, 2019, that could have a material effect on the Company’s financial statements:

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

January 1, 2019
The Company adopted these ASUs on January 1, 2019, using a modified retrospective transition approach as of the date of adoption, which resulted in the recognition of $1.2 billion and $1.3 billion in right-of-use assets and associated lease liabilities, respectively, arising from operating leases in which the Company is the lessee, on the Company's Consolidated Balance Sheets. The amount of the right-of-use assets and associated lease liabilities recorded upon adoption was based primarily on the present value of unpaid future minimum lease payments, the amount of which was based on the population of leases in effect at the date of adoption. Right-of-use assets and lease liabilities recorded on the Company’s Consolidated Balance Sheets each totaled $1.2 billion at June 30, 2019.

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

Furthermore, effective January 1, 2019, the Company prospectively changed its presentation of certain cash receipts related to sales-type and direct financing leases in which it is the lessor on its Consolidated Statements of Cash Flows. Specifically, the Company began including on its Consolidated Statements of Cash Flows the interest portion of lessee payments received from sales-type and direct financing leases within operating activities, with the principal portion remaining within investing activities. For periods prior to the date of adoption, interest payments were not retrospectively reclassified and remain within investing activities. For the three and six months ended June 30, 2019, the Company included $36 million and $70 million, respectively, of interest payments received from these sales-type and direct financing leases within operating activities on its Consolidated Statements of Cash Flows.

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

Although the current expected credit loss methodology does not apply to AFS debt securities, these ASUs do require entities to record an allowance when recognizing credit losses for AFS securities, rather than recording a direct write-down of the carrying amount.

January 1, 2020 Early adoption is permitted.
The Company formed a cross-functional team to oversee the implementation of these ASUs. A detailed implementation plan was developed and progress is nearly complete in regards to the identification and staging of data, development and validation of models, refinement of economic forecasting processes, and documentation of accounting policy decisions. Additionally, a new credit loss forecasting process has been implemented. In conjunction with this implementation, the Company modified the internal control environment, as appropriate. In the first half of 2019, the Company performed testing in which methodologies, processes, and internal controls were evaluated and refined. The Company will perform full parallel runs of the new methodology in the third and fourth quarters of 2019. The full parallel runs will emulate a regular estimation process including internal controls, supporting analytics, reserve estimation, documentation, subject matter expert reviews, and execution of the governance and approval process. Based on the results of these full parallel runs, the Company plans to further refine its processes and methodology prior to the adoption of these ASUs.

The Company plans to adopt these ASUs on January 1, 2020, and it continues to evaluate the impact that these ASUs will have on its Consolidated Financial Statements and related disclosures. The Company anticipates that an increase to the allowance for credit losses will be recognized upon adoption to provide for the expected credit losses over the estimated life of the financial assets. The magnitude of the increase will depend on economic conditions and trends in the Company’s portfolio at the time of adoption.

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

	Three Months Ended June 30, 2019
(Dollars in millions)	Consumer [1]	Wholesale [1]	Out of Scope [1,2]	Total
Noninterest income
Service charges on deposit accounts	$109	$30	$—	$139
Other charges and fees [3]	27	4	57	88
Card fees	55	25	2	82
Investment banking income	—	92	50	142
Trading income	—	—	55	55
Insurance settlement	—	—	205	205
Mortgage-related income	—	—	86	86
Trust and investment management income	72	—	1	73
Retail investment services [4]	75	—	—	75
Commercial real estate-related income	—	—	50	50
Net securities (losses)/gains	—	—	(42)	(42)
Other noninterest income	6	—	66	72
Total noninterest income	$344	$151	$530	$1,025

[1]
Consumer total noninterest income and Wholesale total noninterest income exclude $145 million and $253 million of out of scope noninterest income, respectively, which are included in the business segment results presented on a management accounting basis in Note 19, "Business Segment Reporting." Out of scope total noninterest income includes these amounts and also includes $132 million of Corporate Other noninterest income that is not subject to ASC Topic 606.

[2]
The Company presents out of scope noninterest income for the purpose of reconciling noninterest income amounts within the scope of ASC Topic 606 to noninterest income amounts presented on the Company's Consolidated Statements of Income.

[3]	The Company recognized an immaterial amount of insurance trailing commissions, the majority of which related to performance obligations satisfied in prior periods.

[4]	The Company recognized $8 million of mutual fund 12b-1 fees and annuity trailing commissions, the majority of which related to performance obligations satisfied in prior periods.

	Three Months Ended June 30, 2018
(Dollars in millions)	Consumer [1]	Wholesale [1]	Out of Scope [1,2]	Total
Noninterest income
Service charges on deposit accounts	$115	$29	$—	$144
Other charges and fees [3,4]	29	3	59	91
Card fees	57	26	2	85
Investment banking income [3]	—	99	70	169
Trading income	—	—	53	53
Insurance settlement	—	—	—	—
Mortgage-related income	—	—	83	83
Trust and investment management income	74	—	1	75
Retail investment services [5]	73	—	—	73
Commercial real estate-related income	—	—	18	18
Net securities (losses)/gains	—	—	—	—
Other noninterest income	6	—	32	38
Total noninterest income	$354	$157	$318	$829

[1]
Consumer total noninterest income and Wholesale total noninterest income exclude $98 million and $231 million of out of scope noninterest income, respectively, which are included in the business segment results presented on a management accounting basis in Note 19, "Business Segment Reporting." Out of scope total noninterest income includes these amounts and also includes ($11) million of Corporate Other noninterest income that is not subject to ASC Topic 606.

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

[4]	The Company recognized an immaterial amount of insurance trailing commissions, the majority of which related to performance obligations satisfied in prior periods.

[5]	The Company recognized $13 million of mutual fund 12b-1 fees and annuity trailing commissions, the majority of which related to performance obligations satisfied in prior periods.

Notes to Consolidated Financial Statements (Unaudited), continued

	Six Months Ended June 30, 2019
(Dollars in millions)	Consumer [1]	Wholesale [1]	Out of Scope [1,2]	Total
Noninterest income
Service charges on deposit accounts	$213	$63	$—	$276
Other charges and fees [3]	54	8	113	175
Card fees	110	52	3	165
Investment banking income	—	164	108	272
Trading income	—	—	114	114
Insurance settlement	—	—	205	205
Mortgage-related income	—	—	187	187
Trust and investment management income	143	—	1	144
Retail investment services [4]	143	1	—	144
Commercial real estate-related income	—	—	74	74
Net securities (losses)/gains	—	—	(42)	(42)
Other noninterest income	11	—	85	96
Total noninterest income	$674	$288	$848	$1,810

[1]
Consumer total noninterest income and Wholesale total noninterest income exclude $262 million and $481 million of out of scope noninterest income, respectively, which are included in the business segment results presented on a management accounting basis in Note 19, "Business Segment Reporting." Out of scope total noninterest income includes these amounts and also includes $105 million of Corporate Other noninterest income that is not subject to ASC Topic 606.

[2]
The Company presents out of scope noninterest income for the purpose of reconciling noninterest income amounts within the scope of ASC Topic 606 to noninterest income amounts presented on the Company's Consolidated Statements of Income.

[3]	The Company recognized an immaterial amount of insurance trailing commissions, the majority of which related to performance obligations satisfied in prior periods.

[4]	The Company recognized $19 million of mutual fund 12b-1 fees and annuity trailing commissions, the majority of which related to performance obligations satisfied in prior periods.

	Six Months Ended June 30, 2018
(Dollars in millions)	Consumer [1]	Wholesale [1]	Out of Scope [1,2]	Total
Noninterest income
Service charges on deposit accounts	$219	$70	$—	$289
Other charges and fees [3,4]	57	6	112	175
Card fees	111	52	3	166
Investment banking income [3]	—	185	117	302
Trading income	—	—	95	95
Insurance settlement	—	—	—	—
Mortgage-related income	—	—	174	174
Trust and investment management income	149	—	1	150
Retail investment services [5]	143	2	—	145
Commercial real estate-related income	—	—	42	42
Net securities (losses)/gains	—	—	1	1
Other noninterest income	12	—	75	87
Total noninterest income	$691	$315	$620	$1,626

[1]
Consumer total noninterest income and Wholesale total noninterest income exclude $212 million and $413 million of out of scope noninterest income, respectively, which are included in the business segment results presented on a management accounting basis in Note 19, "Business Segment Reporting." Out of scope total noninterest income includes these amounts and also includes ($5) million of Corporate Other noninterest income that is not subject to ASC Topic 606.

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

[4]	The Company recognized an immaterial amount of insurance trailing commissions, the majority of which related to performance obligations satisfied in prior periods.

[5]	The Company recognized $26 million of mutual fund 12b-1 fees and annuity trailing commissions, the majority of which related to performance obligations satisfied in prior periods.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 3 - FEDERAL FUNDS SOLD AND SECURITIES FINANCING ACTIVITIES
Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell
Fed Funds sold and securities borrowed or purchased under agreements to resell were as follows:

(Dollars in millions)	June 30, 2019	December 31, 2018
Fed funds sold	$7	$42
Securities borrowed	492	394
Securities purchased under agreements to resell	752	1,243
Total Fed funds sold and securities borrowed or purchased under agreements to resell	$1,251	$1,679

Securities purchased under agreements to resell are primarily collateralized by U.S. government or agency securities and are carried at the amounts at which the securities will be subsequently resold, plus accrued interest. Securities borrowed are primarily collateralized by corporate securities. The Company borrows securities and purchases securities under agreements to resell as part of its securities financing activities. On the acquisition date of these securities, the Company and the related counterparty agree on the amount of collateral required to secure the principal amount loaned under these arrangements. The Company monitors collateral values daily and calls for additional collateral to be provided as warranted under the respective agreements. At June 30, 2019 and December 31, 2018, the total market value of collateral held was $1.2 billion and $1.6 billion, of which $136 million and $108 million was repledged, respectively.

Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as secured borrowings. The following table presents the Company’s related activity, by collateral type and remaining contractual maturity:

	June 30, 2019			December 31, 2018
(Dollars in millions)	Overnight and Continuous	Up to 30 days	Total	Overnight and Continuous	Up to 30 days	30-90 days	Total
U.S. Treasury securities	$122	$—	$122	$197	$7	$—	$204
Federal agency securities	23	9	32	112	10	—	122
MBS - agency residential	898	148	1,046	881	35	—	916
CP	108	—	108	78	—	—	78
Corporate and other debt securities	238	268	506	216	158	80	454
Total securities sold under agreements to repurchase	$1,389	$425	$1,814	$1,484	$210	$80	$1,774

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

The following table presents the Company's securities borrowed or purchased under agreements to resell and securities sold under agreements to repurchase that are subject to MRAs. Generally, MRAs require collateral to exceed the asset or liability recognized on the balance sheet. Transactions subject to these agreements are treated as collateralized financings, and those with a single counterparty are permitted to be presented net on the Company's Consolidated Balance Sheets, provided certain criteria are met that permit balance sheet netting. At June 30, 2019 and December 31, 2018, there were no such transactions subject to legally enforceable MRAs that were eligible for balance sheet netting. The following table includes the amount of collateral pledged or received related to exposures subject to enforceable MRAs. While these agreements are typically over-collateralized, the amount of collateral presented in this table is limited to the amount of the related recognized asset or liability for each counterparty.

Notes to Consolidated Financial Statements (Unaudited), continued

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
June 30, 2019
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,244	$—	$1,244	[1]	$1,228	$16
Financial liabilities:
Securities sold under agreements to repurchase	1,814	—	1,814		1,814	—

December 31, 2018
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,637	$—	$1,637	[1]	$1,624	$13
Financial liabilities:
Securities sold under agreements to repurchase	1,774	—	1,774		1,774	—

1 Excludes $7 million and $42 million of Fed Funds sold, which are not subject to a master netting agreement at June 30, 2019 and December 31, 2018, respectively.

NOTE 4 - TRADING ASSETS AND LIABILITIES AND DERIVATIVE INSTRUMENTS

The fair values of the components of trading assets and liabilities and derivative instruments are presented in the following table:

(Dollars in millions)	June 30, 2019	December 31, 2018
Trading Assets and Derivative Instruments:
U.S. Treasury securities	$182	$262
Federal agency securities	237	188
U.S. states and political subdivisions	28	54
MBS - agency residential	912	860
MBS - agency commercial	136	—
Corporate and other debt securities	681	700
CP	136	190
Equity securities	82	73
Derivative instruments [1]	1,457	639
Trading loans [2]	2,759	2,540
Total trading assets and derivative instruments	$6,610	$5,506

Trading Liabilities and Derivative Instruments:
U.S. Treasury securities	$580	$801
MBS - agency	—	3
Corporate and other debt securities	489	385
Equity securities	19	5
Derivative instruments [1]	206	410
Total trading liabilities and derivative instruments	$1,294	$1,604
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

Notes to Consolidated Financial Statements (Unaudited), continued

Pledged trading assets are presented in the following table:

(Dollars in millions)	June 30, 2019	December 31, 2018
Pledged trading assets to secure repurchase agreements [1]	$1,179	$1,418
Pledged trading assets to secure certain derivative agreements	37	22
Pledged trading assets to secure other arrangements	40	40
1 Repurchase agreements secured by collateral totaled $1.1 billion and $1.4 billion at June 30, 2019 and December 31, 2018, respectively.

NOTE 5 – INVESTMENT SECURITIES
Investment Securities Portfolio Composition

	June 30, 2019
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities AFS:
U.S. Treasury securities	$4,261	$84	$—	$4,345
Federal agency securities	140	1	—	141
U.S. states and political subdivisions	582	9	1	590
MBS - agency residential	22,915	394	17	23,292
MBS - agency commercial	2,999	70	8	3,061
MBS - non-agency commercial	1,009	37	—	1,046
Corporate and other debt securities	12	—	—	12
Total securities AFS	$31,918	$595	$26	$32,487

	December 31, 2018
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities AFS:
U.S. Treasury securities	$4,277	$—	$66	$4,211
Federal agency securities	221	2	2	221
U.S. states and political subdivisions	606	4	21	589
MBS - agency residential	23,161	128	425	22,864
MBS - agency commercial	2,688	8	69	2,627
MBS - non-agency commercial	943	—	27	916
Corporate and other debt securities	14	—	—	14
Total securities AFS	$31,910	$142	$610	$31,442

The following table presents interest on securities AFS:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2019	2018	2019	2018
Taxable interest	$219	$205	$435	$407
Tax-exempt interest	4	5	9	9
Total interest on securities AFS	$223	$210	$444	$416

Investment securities pledged to secure public deposits, repurchase agreements, trusts, certain derivative agreements, and other funds had a fair value of $3.4 billion and $3.3 billion at June 30, 2019 and December 31, 2018, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

The following table presents the amortized cost, fair value, and weighted average yield of the Company's investment securities at June 30, 2019, by remaining contractual maturity, with the exception of MBS, which are based on estimated average life. Receipt of cash flows may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Distribution of Remaining Maturities
(Dollars in millions)	Due in 1 Year or Less	Due After 1 Year through 5 Years	Due After 5 Years through 10 Years	Due After 10 Years	Total
Amortized Cost:
Securities AFS:
U.S. Treasury securities	$631	$2,431	$1,199	$—	$4,261
Federal agency securities	39	33	6	62	140
U.S. states and political subdivisions	1	91	283	207	582
MBS - agency residential	1,576	4,724	16,201	414	22,915
MBS - agency commercial	16	838	1,732	413	2,999
MBS - non-agency commercial	—	12	997	—	1,009
Corporate and other debt securities	—	12	—	—	12
Total securities AFS	$2,263	$8,141	$20,418	$1,096	$31,918
Fair Value:
Securities AFS:
U.S. Treasury securities	$632	$2,475	$1,238	$—	$4,345
Federal agency securities	39	33	6	63	141
U.S. states and political subdivisions	1	96	286	207	590
MBS - agency residential	1,629	4,795	16,448	420	23,292
MBS - agency commercial	16	844	1,782	419	3,061
MBS - non-agency commercial	—	12	1,034	—	1,046
Corporate and other debt securities	—	12	—	—	12
Total securities AFS	$2,317	$8,267	$20,794	$1,109	$32,487
Weighted average yield [1]	3.01%	2.53%	3.02%	3.10%	2.90%
1 Weighted average yields are based on amortized cost and presented on an FTE basis.

Notes to Consolidated Financial Statements (Unaudited), continued

Investment Securities in an Unrealized Loss Position
The Company held certain investment securities where amortized cost exceeded fair value, resulting in unrealized loss positions. Market changes in interest rates and credit spreads may result in temporary unrealized losses as the market prices of securities fluctuate. At June 30, 2019, the Company did not intend to sell these securities nor was it more-likely-than-not that the Company would be required to sell these securities before their anticipated recovery or maturity. The Company reviewed its portfolio for OTTI in accordance with the accounting policies described in Note 1, "Significant Accounting Policies," to the Company's 2018 Annual Report on Form 10-K.

Investment securities in an unrealized loss position at period end are presented in the following tables:

	June 30, 2019
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized [1] Losses	Fair Value	Unrealized [1] Losses	Fair Value	Unrealized [1] Losses
Temporarily impaired securities AFS:
U.S. Treasury securities	$—	$—	$50	$—	$50	$—
Federal agency securities	—	—	28	—	28	—
U.S. states and political subdivisions	4	—	188	1	192	1
MBS - agency residential	—	—	2,540	17	2,540	17
MBS - agency commercial	52	—	575	8	627	8
MBS - non-agency commercial	—	—	12	—	12	—
Corporate and other debt securities	—	—	6	—	6	—
Total temporarily impaired securities AFS	56	—	3,399	26	3,455	26
OTTI securities AFS [2]:
Total OTTI securities AFS	—	—	—	—	—	—
Total impaired securities AFS	$56	$—	$3,399	$26	$3,455	$26
1 Unrealized losses less than $0.5 million are presented as zero within the table.
2 OTTI securities AFS are impaired securities for which OTTI credit losses have been previously recognized in earnings.

	December 31, 2018
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized [1] Losses	Fair Value	Unrealized [1] Losses	Fair Value	Unrealized [1] Losses
Temporarily impaired securities AFS:
U.S. Treasury securities	$—	$—	$4,177	$66	$4,177	$66
Federal agency securities	—	—	63	2	63	2
U.S. states and political subdivisions	49	1	430	20	479	21
MBS - agency residential	1,229	5	15,384	420	16,613	425
MBS - agency commercial	68	—	1,986	69	2,054	69
MBS - non-agency commercial	106	1	773	26	879	27
Corporate and other debt securities	—	—	9	—	9	—
Total temporarily impaired securities AFS	1,452	7	22,822	603	24,274	610
OTTI securities AFS [2]:
Total OTTI securities AFS	—	—	—	—	—	—
Total impaired securities AFS	$1,452	$7	$22,822	$603	$24,274	$610
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

Notes to Consolidated Financial Statements (Unaudited), continued

Realized Gains and Losses and Other-Than-Temporarily Impaired Securities
Net securities gains or losses are comprised of gross realized gains, gross realized losses, and OTTI credit losses recognized in earnings. During the three and six months ended June 30, 2019, the Company recognized $42 million in net securities losses due to the Company's repositioning of a portion of the securities AFS portfolio in the second quarter of 2019. This repositioning was not due to any requirement to sell the securities before their anticipated recovery or maturity.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2019	2018	2019	2018
Gross realized gains	$—	$6	$—	$7
Gross realized losses	(42)	(6)	(42)	(6)
OTTI credit losses recognized in earnings	—	—	—	—
Net securities (losses)/gains	($42)	$—	($42)	$1

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
During the three and six months ended June 30, 2019 and 2018, there were no credit impairment losses recognized on securities AFS held at the end of the period. The accumulated balance of OTTI credit losses recognized in earnings on securities AFS held at period end was zero at both June 30, 2019 and 2018.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 6 - LOANS
Composition of Loan Portfolio

(Dollars in millions)	June 30, 2019	December 31, 2018
Commercial loans:
C&I [1]	$72,971	$71,137
CRE	8,655	7,265
Commercial construction	2,365	2,538
Total commercial LHFI	83,991	80,940
Consumer loans:
Residential mortgages - guaranteed	439	459
Residential mortgages - nonguaranteed [2]	28,794	28,836
Residential home equity products	8,902	9,468
Residential construction	156	184
Guaranteed student	7,202	7,229
Other direct	11,817	10,615
Indirect	13,598	12,419
Credit cards	1,690	1,689
Total consumer LHFI	72,598	70,899
LHFI	$156,589	$151,839
LHFS [3]	$2,229	$1,468
1 Includes $4.1 billion of sales-type, direct financing, and leveraged leases at both June 30, 2019 and December 31, 2018. Includes $862 million and $796 million of installment loans at June 30, 2019 and December 31, 2018, respectively.
2 Includes $127 million and $163 million of LHFI measured at fair value at June 30, 2019 and December 31, 2018, respectively.
3 Includes $1.7 billion and $1.2 billion of LHFS measured at fair value at June 30, 2019 and December 31, 2018, respectively.

LHFI Purchases, Sales, and Transfers
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2019	2018	2019	2018
Non-routine LHFI purchases [1,2]:
Consumer loans	$85	$—	$258	$—
Routine LHFI purchases [2,3]:
Consumer loans	471	548	916	1,023
LHFI sales [4,5]:
Commercial loans	177	37	217	72
Consumer loans	432	100	432	100
Transfers from:
LHFI to LHFS			713	327
LHFS to LHFI			12	18
LHFI to OREO			23	33
1 Purchases are episodic in nature and are conducted based on specific business strategies.
2 Represents UPB of loans purchased.
3 Purchases are routine in nature and are conducted in the normal course of business.
4 Excludes sales of loans originated for sale and loans recorded at fair value conducted in the normal course of business.
5 Net gain on loan sales totaled $45 million for both the three and six months ended June 30, 2019, and was immaterial for the three and six months ended June 30, 2018.

At June 30, 2019 and December 31, 2018, the Company had $32.2 billion and $28.1 billion of net eligible loan collateral pledged to the Federal Reserve discount window to support $24.1 billion and $21.3 billion of available, unused borrowing capacity, respectively.
At June 30, 2019 and December 31, 2018, the Company had $39.4 billion and $39.2 billion of net eligible loan collateral pledged to the FHLB of Atlanta to support $31.9 billion and $31.0 billion of available borrowing capacity, respectively. The available FHLB borrowing capacity at June 30, 2019 was used to support $9.8 billion of advances and $4.2 billion of letters of credit issued on the Company's behalf. At December 31, 2018, the available FHLB borrowing capacity was used to support $5.0 billion of advances and $5.8 billion of letters of credit issued on the Company's behalf.
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
For the commercial portfolio, the Company believes that the most appropriate credit quality indicator is an individual loan’s risk assessment expressed according to the broad regulatory agency classifications of Pass or Criticized. The Company conforms to the following regulatory classifications for Criticized assets: Other Assets Especially Mentioned (or Special Mention), Substandard, Doubtful, and Loss. However, for the purposes of disclosure, management believes the most meaningful distinction within the Criticized categories is between Criticized accruing (which includes Special Mention and a portion of Substandard) and Criticized nonaccruing (which includes a portion of Substandard as well as Doubtful and Loss). This distinction identifies those relatively higher risk loans for which there is a basis to believe that the Company will not collect all amounts due under those loan agreements. The Company's risk rating system is more granular, with multiple risk ratings in both the Pass and Criticized categories. Pass ratings reflect relatively low PDs; whereas, Criticized assets have higher PDs. The granularity in Pass ratings assists in establishing pricing, loan structures, approval requirements, reserves, and ongoing credit management requirements. Commercial risk ratings are refreshed at least annually, or more frequently as appropriate, based upon considerations such as market conditions, borrower characteristics, and portfolio trends. Additionally, management routinely reviews portfolio risk ratings, trends, and concentrations to support risk identification and mitigation activities. As reflected in the following risk rating table, the increases in Pass and Criticized accruing C&I loans at June 30, 2019 compared to December 31, 2018, were due to loan growth and normal variability in the portfolio. Criticized nonaccruing C&I loans remained low relative to accruing loans.

Notes to Consolidated Financial Statements (Unaudited), continued

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

For guaranteed loans, the Company monitors the credit quality based primarily on delinquency status, as it is a more relevant indicator of credit quality due to the government guarantee. At June 30, 2019 and December 31, 2018, 28% and 27%, respectively, of guaranteed residential mortgages were current with respect to payments. At June 30, 2019 and December 31, 2018, 76% and 72%, respectively, of guaranteed student loans were current with respect to payments. The Company's loss exposure on guaranteed residential mortgages and student loans is mitigated by the government guarantee.

LHFI by credit quality indicator are presented in the following tables:

	Commercial Loans
	C&I		CRE		Commercial Construction
(Dollars in millions)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Risk rating:
Pass	$70,532	$69,095	$8,526	$7,165	$2,311	$2,459
Criticized accruing	2,181	1,885	127	98	54	79
Criticized nonaccruing	258	157	2	2	—	—
Total	$72,971	$71,137	$8,655	$7,265	$2,365	$2,538

	Consumer Loans [1]
	Residential Mortgages - Nonguaranteed		Residential Home Equity Products		Residential Construction
(Dollars in millions)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Current FICO score range:
700 and above	$25,895	$25,764	$7,573	$8,060	$125	$151
620 - 699	2,278	2,367	952	1,015	26	27
Below 620 [2]	621	705	377	393	5	6
Total	$28,794	$28,836	$8,902	$9,468	$156	$184

	Other Direct		Indirect		Credit Cards
(Dollars in millions)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Current FICO score range:
700 and above	$10,220	$9,296	$10,506	$9,315	$1,147	$1,142
620 - 699	1,428	1,175	2,326	2,395	416	420
Below 620 [2]	169	144	766	709	127	127
Total	$11,817	$10,615	$13,598	$12,419	$1,690	$1,689

1 Excludes $7.2 billion of guaranteed student loans at both June 30, 2019 and December 31, 2018, and $439 million and $459 million of guaranteed residential mortgages at June 30, 2019 and December 31, 2018, respectively, for which there was nominal risk of principal loss due to the government guarantee.
2  For substantially all loans with refreshed FICO scores below 620, the borrower’s FICO score at the time of origination exceeded 620 but has since deteriorated as the loan has seasoned.

Notes to Consolidated Financial Statements (Unaudited), continued

The LHFI portfolio by payment status is presented in the following tables:

	June 30, 2019
	Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccruing [1]		Total
Commercial loans:
C&I	$72,650	$49	$14	$258		$72,971
CRE	8,650	3	—	2		8,655
Commercial construction	2,365	—	—	—		2,365
Total commercial LHFI	83,665	52	14	260		83,991
Consumer loans:
Residential mortgages - guaranteed	125	25	289	—	[3]	439
Residential mortgages - nonguaranteed [2]	28,589	53	8	144		28,794
Residential home equity products	8,731	62	—	109		8,902
Residential construction	147	1	—	8		156
Guaranteed student	5,498	562	1,142	—	[3]	7,202
Other direct	11,753	50	4	10		11,817
Indirect	13,493	99	1	5		13,598
Credit cards	1,655	17	18	—		1,690
Total consumer LHFI	69,991	869	1,462	276		72,598
Total LHFI	$153,656	$921	$1,476	$536		$156,589
1 Includes nonaccruing LHFI past due 90 days or more of $301 million. Nonaccruing LHFI past due fewer than 90 days include nonaccrual LHFI modified in TDRs, performing second lien LHFI where the first lien loan is nonperforming, and certain energy-related commercial LHFI.
2 Includes $127 million of LHFI measured at fair value, the majority of which were accruing current.
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

	June 30, 2019			December 31, 2018
(Dollars in millions)	Unpaid Principal Balance	Carrying [1] Value	Related ALLL	Unpaid Principal Balance	Carrying [1] Value	Related ALLL
Impaired LHFI with no ALLL recorded:
Commercial loans:
C&I	$73	$69	$—	$132	$79	$—
CRE	—	—	—	10	—	—
Total commercial LHFI with no ALLL recorded	73	69	—	142	79	—
Consumer loans:
Residential mortgages - nonguaranteed	378	300	—	501	397	—
Residential construction	7	4	—	12	7	—
Total consumer LHFI with no ALLL recorded	385	304	—	513	404	—

Impaired LHFI with an ALLL recorded:
Commercial loans:
C&I	253	233	49	81	70	13
Total commercial LHFI with an ALLL recorded	253	233	49	81	70	13
Consumer loans:
Residential mortgages - nonguaranteed	580	580	58	1,006	984	96
Residential home equity products	785	753	46	849	799	44
Residential construction	72	70	5	79	76	6
Other direct	57	57	1	57	57	1
Indirect	134	133	4	133	133	5
Credit cards	11	11	2	30	9	2
Total consumer LHFI with an ALLL recorded	1,639	1,604	116	2,154	2,058	154
Total impaired LHFI	$2,350	$2,210	$165	$2,890	$2,611	$167
1 Carrying value reflects charge-offs that have been recognized plus other amounts that have been applied to adjust the net book balance.
Included in the impaired LHFI carrying values above at June 30, 2019 and December 31, 2018 were $1.8 billion and $2.3 billion, respectively, of accruing TDRs held for investment, of which 97% were current. See Note 1, “Significant Accounting

Policies,” to the Company's 2018 Annual Report on Form 10-K, for further information regarding the Company’s loan impairment policy.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended June 30				Six Months Ended June 30
	2019		2018		2019		2018
(Dollars in millions)	Average Carrying Value	Interest [1] Income Recognized	Average Carrying Value	Interest [1] Income Recognized	Average Carrying Value	Interest [1] Income Recognized	Average Carrying Value	Interest [1] Income Recognized
Impaired LHFI with no ALLL recorded:
Commercial loans:
C&I	$70	$1	$46	$1	$69	$2	$47	$1
CRE	—	—	42	—	—	—	44	—
Total commercial LHFI with no ALLL recorded	70	1	88	1	69	2	91	1
Consumer loans:
Residential mortgages - nonguaranteed	301	4	383	4	303	8	378	7
Residential construction	4	—	7	—	4	—	7	—
Total consumer LHFI with no ALLL recorded	305	4	390	4	307	8	385	7

Impaired LHFI with an ALLL recorded:
Commercial loans:
C&I	237	1	184	1	237	2	185	2
Total commercial LHFI with an ALLL recorded	237	1	184	1	237	2	185	2
Consumer loans:
Residential mortgages - nonguaranteed	583	8	1,053	13	584	20	1,064	26
Residential home equity products	755	9	849	9	760	17	854	18
Residential construction	71	1	84	1	71	2	85	3
Other direct	57	1	58	1	57	2	58	2
Indirect	137	2	133	2	141	3	137	3
Credit cards	11	—	8	—	10	1	7	—
Total consumer LHFI with an ALLL recorded	1,614	21	2,185	26	1,623	45	2,205	52
Total impaired LHFI	$2,226	$27	$2,847	$32	$2,236	$57	$2,866	$62
1 Of the interest income recognized during the three and six months ended June 30, 2019 and 2018, cash basis interest income was immaterial.

Notes to Consolidated Financial Statements (Unaudited), continued

NPAs are presented in the following table:

(Dollars in millions)	June 30, 2019	December 31, 2018
NPAs:
Commercial NPLs:
C&I	$258	$157
CRE	2	2
Consumer NPLs:
Residential mortgages - nonguaranteed	144	204
Residential home equity products	109	138
Residential construction	8	11
Other direct	10	7
Indirect	5	7
Total nonaccrual LHFI/NPLs [1]	536	526
OREO [2]	55	54
Other repossessed assets	7	9
Total NPAs	$598	$589
1 Nonaccruing restructured LHFI are included in total nonaccrual LHFI/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or guaranteed by the VA. Proceeds due from the FHA and the VA are recorded as a receivable in Other assets in the Consolidated Balance Sheets until the property is conveyed and the funds are received. The receivable related to proceeds due from the FHA and the VA totaled $51 million and $50 million at June 30, 2019 and December 31, 2018, respectively.

The Company's recorded investment of nonaccruing LHFI secured by residential real estate properties for which formal foreclosure proceedings were in process at June 30, 2019 and December 31, 2018 was $82 million and $93 million, respectively. The Company's recorded investment of accruing LHFI secured by residential real estate properties for which formal foreclosure proceedings were in process at June 30, 2019 and December 31, 2018 was $102 million and $110 million, of which $95 million and $103 million were insured by the FHA or guaranteed by the VA, respectively.

At June 30, 2019, OREO included $53 million of foreclosed residential real estate properties and $1 million of foreclosed commercial real estate properties, with the remaining $1 million related to land.
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
At both June 30, 2019 and December 31, 2018, the Company had an immaterial amount of commitments to lend additional funds to debtors whose terms have been modified in a TDR. The number and carrying value of loans modified under the terms of a TDR, by type of modification, are presented in the following tables:

	Three Months Ended June 30, 2019 [1]
(Dollars in millions)	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	22	$—	$2	$2
Consumer loans:
Residential mortgages - nonguaranteed	27	1	2	3
Residential home equity products	77	—	5	5
Other direct	268	—	5	5
Indirect	553	—	14	14
Credit cards	555	3	—	3
Total TDR additions	1,502	$4	$28	$32
1 Includes loans modified under the terms of a TDR that were charged-off during the period.

	Six Months Ended June 30, 2019 [1]
(Dollars in millions)	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	56	$1	$5	$6
Consumer loans:
Residential mortgages - nonguaranteed	58	3	5	8
Residential home equity products	161	2	10	12
Other direct	408	—	7	7
Indirect	1,121	—	29	29
Credit cards	994	5	—	5
Total TDR additions	2,798	$11	$56	$67

1 Includes loans modified under the terms of a TDR that were charged-off during the period.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended June 30, 2018 [1]
(Dollars in millions)	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	29	$—	$29	$29
Consumer loans:
Residential mortgages - nonguaranteed	159	8	32	40
Residential home equity products	144	—	12	12
Residential construction	3	—	—	—
Other direct	214	—	3	3
Indirect	617	—	16	16
Credit cards	426	2	—	2
Total TDR additions	1,592	$10	$92	$102
1 Includes loans modified under the terms of a TDR that were charged-off during the period.

	Six Months Ended June 30, 2018 [1]
(Dollars in millions)	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	75	$—	$84	$84
Consumer loans:
Residential mortgages - nonguaranteed	219	17	38	55
Residential home equity products	280	—	24	24
Residential construction	4	—	—	—
Other direct	328	—	5	5
Indirect	1,395	—	35	35
Credit cards	734	3	—	3
Total TDR additions	3,035	$20	$186	$206
1 Includes loans modified under the terms of a TDR that were charged-off during the period.

TDRs that defaulted during the three and six months ended June 30, 2019 and 2018, which were first modified within the previous twelve months, were immaterial. The majority of loans that were modified under the terms of a TDR and subsequently became 90 days or more delinquent have remained on nonaccrual status since the time of delinquency.

Concentrations of Credit Risk
The Company does not have a significant concentration of credit risk to any individual client except for the U.S. government and its agencies. However, a geographic concentration arises because the majority of the Company's LHFI portfolio represents borrowers that reside in Florida, Georgia, Virginia, Maryland, and North Carolina. The Company’s cross-border outstanding loans totaled $1.8 billion at both June 30, 2019 and December 31, 2018.

With respect to collateral concentration, the Company's recorded investment in residential real estate secured LHFI totaled $38.3 billion at June 30, 2019 and represented 24% of total LHFI. At December 31, 2018, the Company's recorded investment in residential real estate secured LHFI totaled $38.9 billion and represented 26% of total LHFI. Additionally, at June 30, 2019 and December 31, 2018, the Company had commitments to extend credit on home equity lines of $10.6 billion and $10.3 billion, and had residential mortgage commitments outstanding of $5.3 billion and $2.7 billion, respectively. At both June 30, 2019 and December 31, 2018, 1% of the Company's LHFI secured by residential real estate was insured by the FHA or guaranteed by the VA.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 7 - ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the unfunded commitments reserve. Activity in the allowance for credit losses by LHFI segment is presented in the following tables:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
(Dollars in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
ALLL, beginning of period	$1,136	$507	$1,643	$1,080	$535	$1,615
Provision for loan losses	82	41	123	166	113	279
Loan charge-offs	(20)	(93)	(113)	(53)	(185)	(238)
Loan recoveries	4	24	28	9	47	56
Other [1]	—	—	—	—	(31)	(31)
ALLL, end of period	1,202	479	1,681	1,202	479	1,681

Unfunded commitments reserve, beginning of period [2]	66	—	66	69	—	69
Provision for unfunded commitments	4	—	4	1	—	1
Unfunded commitments reserve, end of period [2]	70	—	70	70	—	70

Allowance for credit losses, end of period	$1,272	$479	$1,751	$1,272	$479	$1,751

1  Represents the allowance for restructured loans that were transferred from LHFI to LHFS in the first quarter of 2019 and subsequently sold in the second quarter of 2019.
2 The unfunded commitments reserve is recorded in Other liabilities in the Consolidated Balance Sheets.

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(Dollars in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
ALLL, beginning of period	$1,068	$626	$1,694	$1,101	$634	$1,735
Provision for loan losses	17	12	29	1	66	67
Loan charge-offs	(21)	(80)	(101)	(44)	(163)	(207)
Loan recoveries	4	24	28	10	45	55
ALLL, end of period	1,068	582	1,650	1,068	582	1,650

Unfunded commitments reserve, beginning of period [1]	69	—	69	79	—	79
Provision/(benefit) for unfunded commitments	3	—	3	(7)	—	(7)
Unfunded commitments reserve, end of period [1]	72	—	72	72	—	72

Allowance for credit losses, end of period	$1,140	$582	$1,722	$1,140	$582	$1,722

1 The unfunded commitments reserve is recorded in Other liabilities in the Consolidated Balance Sheets.

As discussed in Note 1, “Significant Accounting Policies,” to the Company's 2018 Annual Report on Form 10-K, the ALLL is composed of both specific allowances for certain nonaccrual loans and TDRs, and general allowances for groups of LHFI with similar risk characteristics. No allowance is required for LHFI measured at fair value. Additionally, the Company records an immaterial allowance for LHFI products that are insured by federal agencies or guaranteed by GSEs, as there is nominal risk of principal loss.

Notes to Consolidated Financial Statements (Unaudited), continued

The Company’s LHFI portfolio and related ALLL are presented in the following tables:

	June 30, 2019
	Commercial Loans		Consumer Loans		Total
(Dollars in millions)	Carrying Value	Related ALLL	Carrying Value	Related ALLL	Carrying Value	Related ALLL
LHFI evaluated for impairment:
Individually evaluated	$302	$49	$1,908	$116	$2,210	$165
Collectively evaluated	83,689	1,153	70,563	363	154,252	1,516
Total evaluated	83,991	1,202	72,471	479	156,462	1,681
LHFI measured at fair value	—	—	127	—	127	—
Total LHFI	$83,991	$1,202	$72,598	$479	$156,589	$1,681

	December 31, 2018
	Commercial Loans		Consumer Loans		Total
(Dollars in millions)	Carrying Value	Related ALLL	Carrying Value	Related ALLL	Carrying Value	Related ALLL
LHFI evaluated for impairment:
Individually evaluated	$149	$13	$2,462	$154	$2,611	$167
Collectively evaluated	80,791	1,067	68,274	381	149,065	1,448
Total evaluated	80,940	1,080	70,736	535	151,676	1,615
LHFI measured at fair value	—	—	163	—	163	—
Total LHFI	$80,940	$1,080	$70,899	$535	$151,839	$1,615

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company conducts a qualitative goodwill assessment at the reporting unit level at least quarterly, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The Company performed a qualitative goodwill assessment for the Consumer and Wholesale reporting units in the first and second quarters of 2019, and concluded that a quantitative goodwill impairment test was not necessary for either reporting unit as it was more-likely-than-not that the fair value of both reporting units were greater than their respective carrying amounts. See Note 1, “Significant Accounting Policies,” to the Company's 2018 Annual Report on Form 10-K for additional information and the Company’s goodwill accounting policy.
There were no changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2019. Changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2018 are presented in the following table.

(Dollars in millions)	Consumer	Wholesale	Total
Balance, January 1, 2018	$4,262	$2,069	$6,331
Reallocation related to intersegment transfer of business banking clients	128	(128)	—
Balance, June 30, 2018	$4,390	$1,941	$6,331

Notes to Consolidated Financial Statements (Unaudited), continued

Other Intangible Assets
Changes in the carrying amount of other intangible assets are presented in the following table:

(Dollars in millions)	Residential MSRs - Fair Value	Commercial MSRs - Amortized Cost	Other	Total
Balance, January 1, 2019	$1,983	$66	$13	$2,062
Amortization [1]	—	(7)	—	(7)
Servicing rights originated	139	7	—	146
Changes in fair value:
Due to changes in inputs and assumptions [2]	(277)	—	—	(277)
Other changes in fair value [3]	(127)	—	—	(127)
Servicing rights sold	(1)	—	—	(1)
Balance, June 30, 2019	$1,717	$66	$13	$1,796

Balance, January 1, 2018	$1,710	$65	$16	$1,791
Amortization [1]	—	(9)	(2)	(11)
Servicing rights originated	149	7	—	156
Servicing rights purchased	75	—	—	75
Changes in fair value:
Due to changes in inputs and assumptions [2]	146	—	—	146
Other changes in fair value [3]	(120)	—	—	(120)
Servicing rights sold	(1)	—	—	(1)
Balance, June 30, 2018	$1,959	$63	$14	$2,036
1 Does not include expense associated with community development investments. See Note 11, “Certain Transfers of Financial Assets and Variable Interest Entities,” for additional information.
2 Primarily reflects changes in option adjusted spreads and prepayment speed assumptions, due to changes in interest rates.
3 Represents changes due to the collection of expected cash flows, net of accretion due to the passage of time.

The gross carrying value and accumulated amortization of other intangible assets are presented in the following table:

	June 30, 2019			December 31, 2018
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized other intangible assets [1]:
Commercial MSRs	$102	($36)	$66	$95	($29)	$66
Other	6	(5)	1	6	(5)	1
Unamortized other intangible assets:
Residential MSRs	1,717	—	1,717	1,983	—	1,983
Other	12	—	12	12	—	12
Total other intangible assets	$1,837	($41)	$1,796	$2,096	($34)	$2,062
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

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2019	2018	2019	2018
Income from residential MSRs [1]	$110	$107	$221	$214
1 Recognized in Mortgage-related income in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements (Unaudited), continued

The UPB of residential mortgage loans serviced for third parties is presented in the following table:

(Dollars in millions)	June 30, 2019	December 31, 2018
UPB of loans underlying residential MSRs	$136,762	$140,801

No MSRs on residential loans were purchased during the six months ended June 30, 2019. The Company purchased MSRs on residential loans with a UPB of $5.9 billion during the six months ended June 30, 2018. During the six months ended June 30, 2019 and 2018, the Company sold MSRs on residential loans, at a price approximating their fair value, with a UPB of $567 million and $221 million, respectively.
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

(Dollars in millions)	June 30, 2019	December 31, 2018
Fair value of residential MSRs	$1,717	$1,983
Prepayment rate assumption (annual)	14%	13%
Decline in fair value from 10% adverse change	$99	$96
Decline in fair value from 20% adverse change	187	183
Option adjusted spread (annual)	3%	2%
Decline in fair value from 10% adverse change	$36	$44
Decline in fair value from 20% adverse change	71	86
Weighted-average life (in years)	4.9	5.5
Weighted-average coupon	4.1%	4.0%

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

Commercial Mortgage Servicing Rights
Income earned by the Company on its commercial MSRs is derived primarily from contractually specified servicing fees and other ancillary fees. The Company also earns income from subservicing certain third party commercial mortgages for which the Company does not record servicing rights. The following table presents the Company’s income earned from servicing commercial mortgages.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2019	2018	2019	2018
Income from commercial MSRs [1]	$6	$7	$12	$14
Income from subservicing third party commercial mortgages [1]	6	3	9	6
1 Recognized in Commercial real estate-related income in the Consolidated Statements of Income.
The UPB of commercial mortgage loans serviced for third parties is presented in the following table:

(Dollars in millions)	June 30, 2019	December 31, 2018
UPB of commercial mortgages subserviced for third parties	$31,165	$28,140
UPB of loans underlying commercial MSRs	6,732	6,399
Total UPB of commercial mortgages serviced for third parties	$37,897	$34,539

No commercial MSRs were purchased or sold during the six months ended June 30, 2019 and 2018.
Commercial MSRs are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The Company calculates the fair value of commercial MSRs based on the present value of estimated future net servicing income, considering prepayment projections and other assumptions. Impairment, if any, is recognized when the carrying value of the servicing asset exceeds the fair value at the measurement date. The amortized cost of the Company’s commercial MSRs was $66 million at both June 30, 2019 and December 31, 2018.
A summary of the significant unobservable inputs used to estimate the fair value of the Company’s commercial MSRs and the uncertainty of the fair values in response to 10% and 20% adverse changes in those inputs at the reporting date, are presented in the following table.

(Dollars in millions)	June 30, 2019	December 31, 2018
Fair value of commercial MSRs	$81	$77
Discount rate (annual)	12%	12%
Decline in fair value from 10% adverse change	$3	$3
Decline in fair value from 20% adverse change	6	6
Prepayment rate assumption (annual)	6%	5%
Decline in fair value from 10% adverse change	$1	$1
Decline in fair value from 20% adverse change	2	2
Weighted-average life (in years)	8.5	8.1
Float earnings rate (annual)	1.1%	1.1%

Commercial MSR uncertainties are hypothetical and should be used with caution.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 9 - OTHER ASSETS
The components of other assets are presented in the following table:

(Dollars in millions)	June 30, 2019	December 31, 2018
Equity securities [1]:
Marketable equity securities:
Mutual fund investments	$67	$79
Other equity	20	16
Nonmarketable equity securities:
Federal Reserve Bank stock	403	403
FHLB stock	429	227
Other equity	68	68
Tax credit investments [2]	1,818	1,722
Bank-owned life insurance	1,645	1,627
Lease assets:
Operating lease right-of-use assets [3]	1,128	—
Underlying lessor assets subject to operating leases, net [3]	1,078	1,205
Build-to-suit lease assets	897	735
Accrued income	1,152	1,106
Accounts receivable	897	602
Pension assets, net	489	484
Prepaid expenses	298	231
OREO	55	54
Other	492	432
Total other assets	$10,936	$8,991
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

The following table summarizes net gains/(losses) on equity securities not classified as trading assets:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2019	2018	2019	2018
Net gains on marketable equity securities [1]	$—	$13	$4	$14
Net gains/(losses) on nonmarketable equity securities:
Remeasurement losses and impairment	—	—	—	—
Remeasurement gains [1]	—	12	—	23
Less: Net realized gains on sale	—	—	—	—
Total net unrealized gains on non-trading equity securities	$—	$13	$4	$37

1 Recognized in Other noninterest income in the Company’s Consolidated Statements of Income.
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

Lessee Accounting
The Company's right-of-use assets, lease liabilities, and associated balance sheet classifications are presented in the following table:

(Dollars in millions)	Classification	June 30, 2019
Assets:
Operating lease right-of-use assets	Other assets	$1,128
Finance lease right-of-use assets	Premises, property, and equipment, net	25
Total right-of-use assets		$1,153
Liabilities:
Operating leases	Other liabilities	$1,205
Finance leases	Long-term debt	27
Total lease liabilities		$1,232

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
At June 30, 2019, the Company had operating leases that had not yet commenced with undiscounted cash flows totaling less than $100 million. Leases that do not commence until a future date generally include executed ground and office space leases where construction is underway and the Company does not control the underlying asset during the construction.

The components of total lease cost and other supplemental lease information are presented in the following tables:

(Dollars in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Components of total lease cost:
Operating lease cost	$51	$103
Finance lease cost:
Amortization of right-of-use assets	1	2
Variable lease cost	9	17
Less: Sublease income	(2)	(3)
Total lease cost, net	$59	$119

Notes to Consolidated Financial Statements (Unaudited), continued

(Dollars in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Supplemental lease information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$48	$97
Financing cash flows from finance leases	1	2

Lease liabilities arising from obtaining right-of-use assets (subsequent to adoption):
Operating leases	5	24
Finance leases	11	11

Weighted average remaining lease terms and discount rates are presented in the following table:

(Dollars in millions)	June 30, 2019
Weighted-average remaining lease term (in years):
Operating leases	8.2
Finance leases	7.0
Weighted-average discount rate (annual):
Operating leases	3.3%
Finance leases	6.6

The following table presents a maturity analysis of the Company's operating and finance lease liabilities at June 30, 2019:

(Dollars in millions)	Operating Leases	Finance Leases	Total
Year 1	$184	$5	$189
Year 2	191	5	196
Year 3	178	5	183
Year 4	160	6	166
Year 5	140	3	143
Thereafter	544	12	556
Total lease payments	1,397	36	1,433
Less: Imputed interest	(192)	(9)	(201)
Present value of lease liabilities	$1,205	$27	$1,232

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
The Company evaluates various inputs when estimating the amount it expects to derive from the underlying asset following the end of the lease term, including but not limited to, appraisals and inputs from third party sources, and historical portfolio experience. The Company manages residual risk on an individual lease basis, and in certain cases, obtains lessee residual value guarantees or enters into remarketing agreements in the event of lessee default or lease termination. The Company performs a review of residual risk annually and obtains a third party appraisal for the majority of leased assets. At June 30, 2019, the carrying amount of residual assets covered by residual value guarantees was $108 million.

Notes to Consolidated Financial Statements (Unaudited), continued

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
When a lease asset is acquired, the amount the Company expects to derive from the underlying asset is estimated using property appraisal values and assumptions regarding the economic life of the asset. The Company manages residual risk through continuous monitoring of the associated asset and credit quality of the lessee, which may include site visits to view the property and surrounding area. In certain cases, the Company may obtain third party residual value guarantees. In most instances, there are no lessee residual value guarantees. Assets are reviewed at least annually for impairment. At June 30, 2019, the carrying amount of residual assets covered by residual value guarantees was $29 million.

The components of total lease income are presented in the following table:

(Dollars in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Interest income from sales-type and direct financing leases	$37	$74
Lease income relating to operating leases	52	106
Lease income relating to variable lease payments not included in the measurement of the lease receivable	1	2
Total lease income	$90	$182

Components of the Company's net investment in sales-type and direct financing leases are presented in the following table:

(Dollars in millions)	June 30, 2019
Carrying amount of lease receivables	$3,807
Unguaranteed residual assets	149
Net investment in sales-type and direct financing lease assets [1]	$3,956

1 Included in Loans held for sale and Loans held for investment on the Company's Consolidated Balance Sheets.

The following table presents a maturity analysis of the Company's sales-type and direct financing lease receivables at June 30, 2019:

(Dollars in millions)	Sales-Type and Direct Financing Leases
Year 1	$834
Year 2	761
Year 3	600
Year 4	420
Year 5	341
Thereafter	1,347
Total lease receivables	4,303
Less: Reconciling items [1]	(496)
Present value of lease receivables	$3,807

1 Primarily comprised of interest and guaranteed residual assets.

Notes to Consolidated Financial Statements (Unaudited), continued

The following table presents a maturity analysis of the Company's operating lease payments to be received at June 30, 2019:

(Dollars in millions)	Operating Leases
Year 1	$180
Year 2	159
Year 3	131
Year 4	99
Year 5	96
Thereafter	238
Total lease payments to be received	$903

Underlying lessor assets subject to operating leases at June 30, 2019 consisted of the following:

(Dollars in millions)	Useful life (in years)	June 30, 2019
Underlying lessor assets subject to operating leases: [1]
Real estate [2]	15 - 20	$125
Equipment	2 - 30	1,507
Total underlying lessor assets subject to operating leases		1,632
Less: Accumulated depreciation		(554)
Underlying lessor assets subject to operating leases, net [3]		$1,078

1 Excludes owned assets subject to operating leases that are held and used by the Company and which are included in Premises, property, and equipment, net, on the Company's Consolidated Balance Sheets.
2 Includes certain land assets subject to operating leases that have indefinite lives.
3 Included in Other Assets on the Company's Consolidated Balance Sheets.
Depreciation expense on underlying assets subject to operating leases for the three and six months ended June 30, 2019 totaled $35 million and $71 million, respectively.

NOTE 11 - CERTAIN TRANSFERS OF FINANCIAL ASSETS AND VARIABLE INTEREST ENTITIES
The Company has transferred loans and securities in sale or securitization transactions for which the Company retains certain beneficial interests, servicing rights, and/or recourse. These transfers of financial assets include certain residential mortgage loans, guaranteed student loans, and commercial loans, as discussed in the following section, "Transfers of Financial Assets." Cash receipts on beneficial interests held related to these transfers were immaterial for the three and six months ended June 30, 2019 and 2018.
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
Except as specifically noted herein, the Company is not required to provide additional financial support to any of the entities to which the Company has transferred financial assets, nor has the Company provided any support it was not otherwise obligated to provide. No events occurred during the six months ended June 30, 2019 that changed the Company’s previous conclusions regarding whether it is the primary beneficiary of the VIEs described herein. Furthermore, no events occurred during the six months ended June 30, 2019 that changed the Company’s sale conclusion with regards to previously transferred residential mortgage loans, guaranteed student loans, or commercial loans.

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
The Company sold residential mortgage loans to Ginnie Mae, Fannie Mae, and Freddie Mac, which resulted in pre-tax net gains of $67 million and $116 million for the three and six months ended June 30, 2019, and pre-tax net gains of $19 million and $7 million for the three and six months ended June 30, 2018, respectively. Net gains/losses on the sale of residential mortgage LHFS are recorded at inception of the associated IRLCs and reflect the change in value of the loans resulting from changes in interest rates from the time the Company enters into the related IRLCs with borrowers until the loans are sold, but do not include the results of hedging activities initiated by the Company to mitigate this market risk. See Note 16, "Derivative Financial Instruments," for further discussion of the Company's hedging activities. The Company has made certain representations and warranties with respect to the transfer of these loans. See Note 15, “Guarantees,” for additional information regarding representations and warranties.

Guaranteed Student Loans
The Company has securitized government-guaranteed student loans through a transfer of loans to a securitization entity and retained the residual interest in the entity. The Company concluded that this entity should be consolidated because the Company has (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses, and the right to receive benefits, that could potentially be significant. At June 30, 2019 and December 31, 2018, the Company’s Consolidated Balance Sheets reflected $153 million and $165 million of assets held by the securitization entity and $149 million and $161 million of debt issued by the entity, respectively, inclusive of related accrued interest.
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
Commercial Loans
The Company originates and sells certain commercial mortgage loans to Fannie Mae and Freddie Mac, originates FHA insured loans, and issues and sells Ginnie Mae commercial MBS secured by FHA insured loans. The Company transferred commercial loans to these Agencies and GSEs, which resulted in pre-tax net gains of $11 million and $18 million for the three and six months ended June 30, 2019, and pre-tax net gains of $5 million and $14 million for the three and six months ended June 30, 2018, respectively. The loans are exchanged for cash or securities that are readily redeemable for cash, with servicing rights retained. The Company has made certain representations and warranties with respect to the transfer of these loans and has entered into a loss share guarantee related to certain loans transferred to Fannie Mae. See Note 15, “Guarantees,” for additional information regarding the commercial mortgage loan loss share guarantee.

Notes to Consolidated Financial Statements (Unaudited), continued

The Company's total managed loans, including the LHFI portfolio and other transferred loans (securitized and unsecuritized), are presented in the following table by portfolio balance and delinquency status (accruing loans 90 days or more past due and all nonaccrual loans) at June 30, 2019 and December 31, 2018, as well as the related net charge-offs for the three and six months ended June 30, 2019 and 2018.

	Portfolio Balance		Past Due and Nonaccrual		Net Charge-offs
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	Three Months Ended June 30				Six Months Ended June 30
(Dollars in millions)					2019		2018		2019		2018
LHFI portfolio:
Commercial	$83,991	$80,940	$274	$175	$16		$17		$44		$34
Consumer	72,598	70,899	1,738	2,003	69		56		138		118
Total LHFI portfolio	156,589	151,839	2,012	2,178	85		73		182		152
Managed securitized loans:
Commercial [1]	6,732	6,399	—	—	—		—		—		—
Consumer	136,289	139,809	148	146	1	[2]	1	[2]	1	[2]	3	[2]
Total managed securitized loans	143,021	146,208	148	146	1		1		1		3
Managed unsecuritized loans [3]	561	1,134	67	152	—		—		—		—
Total managed loans	$300,171	$299,181	$2,227	$2,476	$86		$74		$183		$155

1 Comprised of commercial mortgages sold through Fannie Mae, Freddie Mac, and Ginnie Mae securitizations, whereby servicing has been retained by the Company.
2 Amounts associated with $308 million and $387 million of managed securitized loans at June 30, 2019 and December 31, 2018, respectively. Net charge-off data is not reported to the Company for the remaining balance of $136.0 billion and $139.4 billion of managed securitized loans at June 30, 2019 and December 31, 2018, respectively.
3 Comprised of unsecuritized loans the Company originated and sold to private investors with servicing rights retained. Net charge-offs on these loans are not presented in the table as the data is not reported to the Company by the private investors that own these related loans.

Other Variable Interest Entities
In addition to exposure to VIEs arising from transfers of financial assets, the Company also has involvement with VIEs from other business activities.
Tax Credit Investments
The following table presents information related to the Company's investments in tax credit VIEs that it does not consolidate:

	Community Development Investments		Renewable Energy Partnerships
(Dollars in millions)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Carrying value of investments [1]	$1,765	$1,636	$53	$86
Maximum exposure to loss related to investments [2]	2,496	2,207	96	138
1 At June 30, 2019 and December 31, 2018, the carrying value of community development investments excludes $70 million and $68 million of investments in funds that do not qualify for tax credits, respectively.
2 At June 30, 2019 and December 31, 2018, the Company's maximum exposure to loss related to community development investments includes $697 million and $422 million of loans and $572 million and $639 million of unfunded equity commitments, respectively. At June 30, 2019 and December 31, 2018, the Company's maximum exposure to loss related to renewable energy partnerships includes $43 million and $52 million of unfunded equity commitments, respectively.

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

Notes to Consolidated Financial Statements (Unaudited), continued

The following table presents tax credits and amortization associated with the Company’s investments in community development investments:

	Tax Credits				Amortization
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Qualified affordable housing partnerships	$32	$29	$65	$59	$34	$31	$69	$63
Other community development investments	20	20	38	38	17	16	32	31

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

Total Return Swaps
At June 30, 2019 and December 31, 2018, the outstanding notional amount of the Company's VIE-facing TRS contracts totaled $2.4 billion and $2.0 billion, and related loans outstanding to VIEs totaled $2.4 billion and $2.0 billion, respectively. These financings were measured at fair value and classified within Trading assets and derivative instruments on the Consolidated Balance Sheets. The Company entered into client-facing TRS contracts of the same outstanding notional amounts. The notional amounts of the TRS contracts with VIEs represent the Company’s maximum exposure to loss, although this exposure has been mitigated via the TRS contracts with clients. For additional information on the Company’s TRS contracts and its involvement with these VIEs, see Note 16, “Derivative Financial Instruments,” as well as Note 12, "Certain Transfers of Financial Assets and Variable Interest Entities," to the Company's 2018 Annual Report on Form 10-K.

NOTE 12 – NET INCOME PER COMMON SHARE
Reconciliations of net income to net income available to common shareholders and average basic common shares outstanding to average diluted common shares outstanding are presented in the following table.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars and shares in millions, except per share data)	2019	2018	2019	2018
Net income	$688	$722	$1,268	$1,365
Less:
Preferred stock dividends	(25)	(25)	(51)	(55)
Net income available to common shareholders	$663	$697	$1,217	$1,310

Average common shares outstanding - basic	443.8	465.5	443.7	467.1
Add dilutive securities:
RSUs	2.1	2.6	2.3	2.7
Common stock warrants, options, and restricted stock	0.5	1.2	0.5	1.7
Average common shares outstanding - diluted	446.4	469.3	446.5	471.5

Net income per average common share - diluted	$1.48	$1.49	$2.72	$2.78
Net income per average common share - basic	1.49	1.50	2.74	2.80

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 13 - INCOME TAXES
For the three months ended June 30, 2019 and 2018, the provision for income taxes was $105 million and $171 million, representing effective tax rates of 13% and 19%, respectively. For the six months ended June 30, 2019 and 2018, the provision for income taxes was $208 million and $318 million, representing effective tax rates of 14% and 19%, respectively. The effective tax rates for the six months ended June 30, 2019 and 2018 were favorably impacted by $49 million and $4 million of net discrete income tax benefits, respectively.
The $49 million net discrete income tax benefit for the six months ended June 30, 2019 was driven by $31 million of tax benefits related to changes in the liability for unrecognized tax benefits due to the completion of certain income tax authority examinations and the expiration of statutes of limitation, $10 million of tax benefits related primarily to stock-based compensation, and $8 million of tax benefits related primarily to state income tax true-ups.
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

Report on Form 10-K for additional information regarding the Company's employee benefit plans.
Stock-based compensation expense recognized in Employee compensation in the Consolidated Statements of Income consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2019	2018	2019	2018
RSUs	$29	$22	$54	$60
Phantom stock units [1]	13	9	25	27
Total stock-based compensation expense	$42	$31	$79	$87

Stock-based compensation tax benefit [2]	$10	$7	$19	$21
1 Phantom stock units are settled in cash. During the three and six months ended June 30, 2019, the Company paid less than $1 million and $44 million, respectively, related to these share-based liabilities. During the three and six months ended June 30, 2018, the Company paid $1 million and $75 million, respectively, related to these share-based liabilities.
2 Does not include excess tax benefits or deficiencies recognized in the Provision for income taxes in the Consolidated Statements of Income.

Components of net periodic benefit related to the Company's pension and other postretirement benefits plans are presented in the following table and are recognized in Employee benefits in the Consolidated Statements of Income:

	Pension Benefits [1]				Other Postretirement Benefits
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$1	$1	$3	$3	$—	$—	$—	$—
Interest cost	23	23	46	46	1	—	1	—
Expected return on plan assets	(36)	(47)	(73)	(94)	(1)	(1)	(3)	(2)
Amortization of prior service credit	—	—	—	—	(2)	(2)	(3)	(3)
Amortization of actuarial loss	6	6	12	11	—	—	—	—
Net periodic benefit	($6)	($17)	($12)	($34)	($2)	($3)	($5)	($5)
1 Administrative fees are recognized in service cost for each of the periods presented.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 15 – GUARANTEES
The Company has undertaken certain guarantee obligations in the ordinary course of business. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform and make future payments should certain triggering events occur. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or through provision of the Company’s services. The following is a discussion of the guarantees that the Company has issued at June 30, 2019. The Company has also entered into certain contracts that are similar to guarantees, but that are accounted for as derivative instruments as discussed in Note 16, “Derivative Financial Instruments.”

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
At June 30, 2019 and December 31, 2018, the maximum potential exposure to loss related to the Company’s issued letters of credit was $2.6 billion and $2.9 billion, respectively. The Company’s outstanding letters of credit generally have a term of more than one year. Some standby letters of credit are designed to be drawn upon in the normal course of business and others are drawn upon only in circumstances of dispute or default in the underlying transaction to which the Company is not a party. In all cases, the Company is entitled to reimbursement from the client. If a letter of credit is drawn upon and reimbursement is not provided by the client, the Company may take possession of the collateral securing the letter of credit, where applicable.
The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with its credit policies. Consistent with the methodologies used for all commercial borrowers, an internal assessment of the PD and loss severity in the event of default is performed. The Company’s credit risk management for letters of credit leverages the risk rating process to focus greater visibility on higher risk and higher dollar letters of credit. The allowance associated with letters of credit is a component of the unfunded commitments reserve recorded in Other liabilities on the Consolidated Balance Sheets and is included in the allowance for credit losses as disclosed in Note 7, “Allowance for Credit Losses.” Additionally, unearned fees relating to letters of credit are recorded in Other liabilities on the Consolidated Balance Sheets. The net carrying amount of unearned fees was immaterial at both June 30, 2019 and December 31, 2018.

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
The following table summarizes the changes in the Company’s reserve for residential mortgage loan repurchases:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2019	2018	2019	2018
Balance, beginning of period	$24	$39	$26	$39
Repurchase benefit	(1)	(3)	(3)	(3)
Balance, end of period	$23	$36	$23	$36

A significant degree of judgment is used to estimate the mortgage repurchase liability as the estimation process is inherently uncertain and subject to imprecision. The Company believes that its reserve appropriately estimates incurred losses based on its current analysis and assumptions. While the mortgage repurchase reserve includes the estimated cost of settling claims related to required repurchases, the Company’s estimate of losses depends on its assumptions regarding GSE and other counterparty behavior, loan performance, home prices, and other factors. The liability is recorded in Other liabilities on the Consolidated Balance Sheets, and the related repurchase (benefit)/provision is recognized in Mortgage-related income in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements (Unaudited), continued

The following table summarizes the carrying value of the Company’s outstanding repurchased residential mortgage loans:

(Dollars in millions)	June 30, 2019	December 31, 2018
Outstanding repurchased residential mortgage loans:
Performing LHFI	$140	$183
Nonperforming LHFI	8	16
Total carrying value of outstanding repurchased residential mortgages	$148	$199

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
Commercial Mortgage Loan Loss Share Guarantee
In connection with the acquisition of Pillar, the Company assumed a loss share obligation associated with the terms of a master loss sharing agreement with Fannie Mae for multi-family commercial mortgage loans that were sold by Pillar to Fannie Mae under Fannie Mae’s delegated underwriting and servicing program. Upon the acquisition of Pillar, the Company entered into a lender contract amendment with Fannie Mae for multi-family commercial mortgage loans that Pillar sold to Fannie Mae prior to acquisition and that the Company sold to Fannie Mae subsequent to acquisition, whereby the Company bears a risk of loss of up to one-third of the incurred losses resulting from borrower defaults. The breach of any representation or warranty related to a loan sold to Fannie Mae could increase the Company’s level of risk-sharing associated with the loan. The outstanding UPB of loans sold subject to the loss share guarantee was $3.7 billion and $3.5 billion at June 30, 2019 and December 31, 2018, respectively. The maximum potential exposure to loss was $1.1 billion and $1.0 billion at June 30, 2019 and December 31, 2018, respectively. Using probability of default and severity of loss estimates, the Company’s loss share liability was $7 million and $5 million at June 30, 2019 and December 31, 2018, respectively, and is recorded in Other liabilities on the Consolidated Balance Sheets.
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
In May 2009, the Company sold its 3.2 million Class B shares to the Visa Counterparty and entered into a derivative with the Visa Counterparty. Under the derivative, the Visa Counterparty is compensated by the Company for any decline in the conversion factor as a result of the outcome of the Litigation. Conversely, the Company is compensated by the Visa Counterparty for any increase in the conversion factor. The amount of payments made or received under the derivative is a function of the 3.2 million shares sold to the Visa Counterparty, the change in conversion rate, and Visa’s share price. The Visa Counterparty, as a result of its ownership of the Class B shares, is impacted by dilutive adjustments to the conversion factor of the Class B shares caused by the Litigation losses. Additionally, the Company will make periodic payments based on the notional of the derivative and a fixed rate until the date on which the Litigation is settled. The fair value of the derivative is estimated based on unobservable inputs consisting of management’s estimate of the probability of certain litigation scenarios and the timing of the resolution of the Litigation. The fair value of the derivative liability was $6 million and $7 million at June 30, 2019 and December 31, 2018, respectively. The fair value of the derivative is estimated based on the Company’s expectations regarding the resolution of the Litigation. The ultimate impact to the Company could be significantly different based on the Litigation outcome.

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

Credit and Market Risk Associated with Derivative Instruments
Derivatives expose the Company to risk that the counterparty to the derivative contract does not perform as expected. The Company manages its exposure to counterparty credit risk associated with derivatives by entering into transactions with counterparties with defined exposure limits based on their credit quality and in accordance with established policies and procedures. All counterparties are reviewed regularly as part of the Company’s credit risk management practices and appropriate action is taken to adjust the exposure limits to certain counterparties as necessary. The Company’s derivative transactions are generally governed by ISDA agreements or other legally enforceable industry standard master netting agreements. In certain cases and depending on the nature of the underlying derivative transactions, bilateral collateral agreements are also utilized. Furthermore, the Company and its subsidiaries are subject to OTC derivative clearing requirements, which require certain derivatives to be cleared through central clearing houses, such as LCH and the CME. These clearing houses require the Company to post initial and variation margin to mitigate the risk of non-payment, the latter of which is received or paid daily based on the net asset or liability position of the contracts. Effective January 3, 2017, the CME amended its rulebook to legally characterize variation margin cash payments for cleared OTC derivatives as settlement rather than as collateral. Consistent with the CME's amended requirements, LCH amended its rulebook effective January 16, 2018, to legally characterize variation margin cash payments for cleared OTC derivatives as settlement rather than as collateral. As a result, in the first quarter of 2018, the Company began reducing the corresponding derivative asset and liability balances for LCH-cleared OTC derivatives to reflect the settlement of those positions via the exchange of variation margin.
When the Company has more than one outstanding derivative transaction with a single counterparty, and there exists a legal right of offset with that counterparty, the Company considers its exposure to the counterparty to be the net fair value of its derivative positions with that counterparty. If the net fair value is positive, then the corresponding asset value also reflects cash collateral held. At June 30, 2019, the economic exposure of these net derivative asset positions was $1.1 billion, reflecting $1.5 billion of net derivative gains, adjusted for cash and other collateral of $342 million that the Company held in relation to these positions. At December 31, 2018, the economic exposure of net derivative asset positions was $541 million, reflecting $891 million of net derivative gains, adjusted for cash and other collateral held of $350 million.
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

Notes to Consolidated Financial Statements (Unaudited), continued

Currently, the industry standard master netting agreements governing the majority of the Company's derivative transactions with counterparties contain bilateral events of default and acceleration provisions related to the creditworthiness of the Bank and the counterparty. Should the Bank or a counterparty default under any of these provisions, the other party would be permitted to close out the transactions on a net basis, at amounts that would approximate the fair values of the derivatives, resulting in a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. Additionally, certain of the Company’s derivative liability positions, totaling $1.2 billion and $589 million in fair value at June 30, 2019 and December 31, 2018, respectively, contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an ATE that permits the counterparties to close-out net and apply collateral or, where a CSA is present, require the Bank to post additional collateral.
At June 30, 2019, the Bank held senior long-term debt credit ratings of Baal/A-/A- from Moody’s, S&P, and Fitch, respectively. At June 30, 2019, ATEs have been triggered for less than $1 million in fair value liabilities. The maximum additional liability that could be triggered from ATEs was approximately $13 million at June 30, 2019. At June 30, 2019, $1.2 billion in fair value of derivative liabilities were subject to CSAs, against which the Bank has posted $862 million in collateral, primarily in the form of cash. Pursuant to the terms of the CSA, the Bank would not be required to post any additional collateral against these contracts if the Bank were downgraded to Baa2/BBB+. Further downgrades to Baa3/BBB and Ba1/BBB- would require the Bank to post an additional $2 million and $11 million of collateral, respectively. Any downgrades below Ba2/BB+ do not contain predetermined collateral posting levels.
Notional and Fair Value of Derivative Positions
The following table presents the Company’s derivative positions at June 30, 2019 and December 31, 2018. The notional amounts in the table are presented on a gross basis at June 30, 2019 and December 31, 2018. Gross positive and gross negative fair value amounts associated with respective notional amounts are presented without consideration of any netting agreements, including collateral arrangements. Net fair value derivative amounts are adjusted on an aggregate basis, where applicable, to take into consideration the effects of legally enforceable master netting agreements, including any cash collateral received or paid, and are recognized in Trading assets and derivative instruments or Trading liabilities and derivative instruments on the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Unaudited), continued

	June 30, 2019			December 31, 2018
		Fair Value			Fair Value
(Dollars in millions)	Notional Amounts	Asset Derivatives	Liability Derivatives	Notional Amounts	Asset Derivatives	Liability Derivatives
Derivative instruments designated in hedging relationships
Cash flow hedges: [1]
Interest rate contracts hedging floating rate LHFI	$11,625	$1	$—	$10,500	$1	$2
Subtotal	11,625	1	—	10,500	1	2
Fair value hedges: [2]
Interest rate contracts hedging fixed rate debt	12,155	1	1	9,550	1	1
Interest rate contracts hedging brokered time deposits	—	—	—	59	—	—
Subtotal	12,155	1	1	9,609	1	1

Derivative instruments not designated as hedging instruments [3]
Interest rate contracts hedging:
Residential MSRs [4]	31,948	78	14	28,011	54	10
LHFS, IRLCs [5]	4,501	4	28	4,891	18	38
LHFI	107	—	—	159	—	—
Trading activity [6]	139,532	1,443	653	127,286	771	687
Foreign exchange rate contracts hedging loans and trading activity	9,395	98	100	9,824	129	119
Credit contracts hedging:
LHFI	870	—	26	830	—	14
Trading activity [7]	4,831	37	33	4,058	97	95
Equity contracts hedging trading activity [6]	33,967	1,743	1,907	34,471	1,447	1,644
Other contracts:
IRLCs and other [8]	3,801	32	15	1,393	20	15
Commodity derivatives	2,620	81	80	2,020	93	91
Subtotal	231,572	3,516	2,856	212,943	2,629	2,713

Total derivative instruments	$255,352	$3,518	$2,857	$233,052	$2,631	$2,716

Total gross derivative instruments (before netting)		$3,518	$2,857		$2,631	$2,716
Less: Legally enforceable master netting agreements		(1,733)	(1,733)		(1,654)	(1,654)
Less: Cash collateral received/paid		(328)	(918)		(338)	(652)
Total derivative instruments (after netting)		$1,457	$206		$639	$410

[1]	See “Cash Flow Hedging” in this Note for further discussion.

[2]	See “Fair Value Hedging” in this Note for further discussion.

[3]	See “Economic Hedging Instruments and Trading Activities” in this Note for further discussion.

[4]
Notional amounts include $1.1 billion and $921 million related to interest rate futures at June 30, 2019 and December 31, 2018, respectively. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.

[5]
Notional amounts include $32 million and $116 million related to interest rate futures at June 30, 2019 and December 31, 2018, respectively. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.

[6]
Notional amounts include $2.0 billion and $1.2 billion related to interest rate futures at June 30, 2019 and December 31, 2018, and $191 million and $136 million related to equity futures at June 30, 2019 and December 31, 2018, respectively. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table. Notional amounts also include amounts related to interest rate swaps hedging fixed rate debt.

[7]
Notional amounts include $7 million and $6 million from purchased credit risk participation agreements at June 30, 2019 and December 31, 2018, and $41 million and $33 million from written credit risk participation agreements at June 30, 2019 and December 31, 2018, respectively. These notional amounts are calculated as the notional of the derivative participated adjusted by the relevant RWA conversion factor.

[8]	Notional amounts include $41 million related to the Visa derivative liability at both June 30, 2019 and December 31, 2018. See Note 15, "Guarantees" for additional information.

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

The following tables present total gross derivative instrument assets and liabilities at June 30, 2019 and December 31, 2018, which are adjusted to reflect the effects of legally enforceable master netting agreements and cash collateral received or paid when calculating the net amount reported in the Consolidated Balance Sheets. Also included in the tables are financial instrument collateral related to legally enforceable master netting agreements that represents securities collateral received or pledged and customer cash collateral held at third party custodians. These amounts are not offset on the Consolidated Balance Sheets but are shown as a reduction to total derivative instrument assets and liabilities to derive net derivative assets and liabilities. These amounts are limited to the derivative asset/liability balance, and accordingly, do not include excess collateral received/pledged.

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
June 30, 2019
Derivative instrument assets:
Derivatives subject to master netting arrangement or similar arrangement	$3,007	$1,944	$1,063		$13	$1,050
Derivatives not subject to master netting arrangement or similar arrangement	112	—	112		1	111
Exchange traded derivatives	399	117	282		—	282
Total derivative instrument assets	$3,518	$2,061	$1,457	[1]	$14	$1,443

Derivative instrument liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$2,638	$2,534	$104		$15	$89
Derivatives not subject to master netting arrangement or similar arrangement	102	—	102		11	91
Exchange traded derivatives	117	117	—		—	—
Total derivative instrument liabilities	$2,857	$2,651	$206	[2]	$26	$180

December 31, 2018
Derivative instrument assets:
Derivatives subject to master netting arrangement or similar arrangement	$2,425	$1,873	$552		$12	$540
Derivatives not subject to master netting arrangement or similar arrangement	20	—	20		—	20
Exchange traded derivatives	186	119	67		—	67
Total derivative instrument assets	$2,631	$1,992	$639	[1]	$12	$627

Derivative instrument liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$2,521	$2,187	$334		$14	$320
Derivatives not subject to master netting arrangement or similar arrangement	76	—	76		—	76
Exchange traded derivatives	119	119	—		—	—
Total derivative instrument liabilities	$2,716	$2,306	$410	[2]	$14	$396
1 At June 30, 2019, $1.5 billion, net of $328 million offsetting cash collateral, is recognized in Trading assets and derivative instruments within the Company's Consolidated Balance Sheets. At December 31, 2018, $639 million, net of $338 million offsetting cash collateral, is recognized in Trading assets and derivative instruments within the Company's Consolidated Balance Sheets.
2 At June 30, 2019, $206 million, net of $918 million offsetting cash collateral, is recognized in Trading liabilities and derivative instruments within the Company's Consolidated Balance Sheets. At December 31, 2018, $410 million, net of $652 million offsetting cash collateral, is recognized in Trading liabilities and derivative instruments within the Company's Consolidated Balance Sheets.

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

The Company enters into interest rate swaps designated as cash flow hedging instruments to hedge its exposure to contractually specified interest rate risk associated with floating rate loans. For the three and six months ended June 30, 2019, the amount of pre-tax gain recognized in OCI on derivative instruments was $143 million and $204 million, respectively. For the three and six months ended June 30, 2018, the amount of pre-tax loss recognized in OCI on derivative instruments was $61 million and $225 million, respectively. At June 30, 2019, the maturities for hedges of floating rate loans ranged from less than one year to seven years, with the weighted average being 2.8 years. At December 31, 2018, the maturities for hedges of floating rate loans ranged from less than one year to five years, with the weighted average being 2.5 years. These hedges have been highly effective in offsetting the designated risks. At June 30, 2019, $186 million of deferred net pre-tax losses on derivative instruments designated as cash flow hedges on floating rate loans recognized in AOCI are expected to be reclassified into net interest income during the next twelve months. The amount to be reclassified into income incorporates the impact from both active and terminated cash flow hedges, including the net interest income earned on the active hedges, assuming no changes in LIBOR. The Company may choose to terminate or de-designate a hedging relationship due to a change in the risk management objective for that specific hedge item, which may arise in conjunction with an overall balance sheet management strategy.

Notes to Consolidated Financial Statements (Unaudited), continued

The following table presents gains and losses on derivatives in fair value and cash flow hedging relationships by contract type and by income statement line item. The table does not disclose the financial impact of the activities that these derivative instruments are intended to hedge.

	Net Interest Income
(Dollars in millions)	Interest and fees on LHFI		Interest on Long-term Debt		Total
Three Months Ended June 30, 2019
Interest income/(expense), including the effects of fair value and cash flow hedges	$1,721		($150)		$1,571

(Loss)/gain on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—		($5)		($5)
Recognized on derivatives	—		159		159
Recognized on hedged items	—		(165)	[1]	(165)
Net expense recognized on fair value hedges	$—		($11)		($11)

Loss on cash flow hedging relationships:
Interest rate contracts:
Amount of pre-tax loss reclassified from AOCI into income	($44)	[2]	$—		($44)
Net expense recognized on cash flow hedges	($44)		$—		($44)

Six Months Ended June 30, 2019
Interest income/(expense), including the effects of fair value and cash flow hedges	$3,418		($275)		$3,143

(Loss)/gain on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—		($9)		($9)
Recognized on derivatives	—		225		225
Recognized on hedged items	—		(236)	[1]	(236)
Net expense recognized on fair value hedges	$—		($20)		($20)

Loss on cash flow hedging relationships:
Interest rate contracts:
Amount of pre-tax loss reclassified from AOCI into income	($83)	[2]	$—		($83)
Net expense recognized on cash flow hedges	($83)		$—		($83)

Three Months Ended June 30, 2018
Interest income/(expense), including the effects of fair value and cash flow hedges	$1,476		($83)		$1,393

(Loss)/gain on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—		($1)		($1)
Recognized on derivatives	—		(26)		(26)
Recognized on hedged items	—		24	[1]	24
Net expense recognized on fair value hedges	$—		($3)		($3)

Loss on cash flow hedging relationships:
Interest rate contracts:
Amount of pre-tax loss reclassified from AOCI into income	($16)	[2]	$—		($16)
Net expense recognized on cash flow hedges	($16)		$—		($16)

Six Months Ended June 30, 2018
Interest income/(expense), including the effects of fair value and cash flow hedges	$2,874		($157)		$2,717

Gain/(loss) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—		$1		$1
Recognized on derivatives	—		(98)		(98)
Recognized on hedged items	—		93	[1]	93
Net expense recognized on fair value hedges	$—		($4)		($4)

Loss on cash flow hedging relationships:
Interest rate contracts:
Amount of pre-tax loss reclassified from AOCI into income	($17)	[2]	$—		($17)
Net expense recognized on cash flow hedges	($17)		$—		($17)
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

Notes to Consolidated Financial Statements (Unaudited), continued

The following table presents the carrying amount of hedged liabilities on the Consolidated Balance Sheets in fair value hedging relationships and the associated cumulative basis adjustment related to the application of hedge accounting:

		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Liabilities
(Dollars in millions)	Carrying Amount of Hedged Liabilities	Hedged Items Currently Designated	Hedged Items No Longer Designated
June 30, 2019
Long-term debt	$11,248	$213	($108)

December 31, 2018
Long-term debt	$8,411	($10)	($120)
Brokered time deposits	29	—	—

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

The impacts of derivative instruments used for economic hedging or trading purposes on the Consolidated Statements of Income are presented in the following table:

	Classification of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives During the Three Months Ended June 30		Amount of Gain/(Loss) Recognized in Income on Derivatives During the Six Months Ended June 30
(Dollars in millions)		2019	2018	2019	2018
Derivative instruments not designated as hedging instruments:
Interest rate contracts hedging:
Residential MSRs	Mortgage-related income	$156	($37)	$270	($157)
LHFS, IRLCs	Mortgage-related income	(26)	1	(45)	48
LHFI	Other noninterest income	(2)	1	(3)	3
Trading activity	Trading income	20	21	34	30
Foreign exchange rate contracts hedging loans and trading activity	Trading income	(4)	42	(6)	40
Credit contracts hedging:
LHFI	Other noninterest income	(5)	(1)	(15)	(1)
Trading activity	Trading income	7	5	13	11
Equity contracts hedging trading activity	Trading income	10	1	28	2
Other contracts:
IRLCs and other	Mortgage-related income; Commercial real estate-related income	53	26	86	20
Commodity derivatives	Trading income	1	—	1	—
Total		$210	$59	$363	($4)

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
The Company has also entered into TRS contracts on loans. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same amount on the matched TRS. To mitigate its credit risk, the Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral if the fair value of the underlying reference assets deteriorates. The following table presents information related to the Company's outstanding TRS contracts.

(Dollars in millions)	June 30, 2019	December 31, 2018
Outstanding TRS notional balances	$2,392	$2,009
TRS assets at fair value	37	97
TRS liabilities at fair value	33	94
Cash collateral held for TRS contracts	643	601

For additional information on the Company’s TRS contracts, see Note 11, “Certain Transfers of Financial Assets and Variable Interest Entities,” to the Consolidated Financial Statements in this Form 10-Q, as well as Note 20, “Fair Value Election and

Measurement,” to the Company’s 2018 Annual Report on Form 10-K.
The Company writes risk participations, which are credit derivatives, whereby the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on a derivative, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative. The Company manages its payment risk on its risk participations by monitoring the creditworthiness of the obligors, which are all corporations or partnerships, through the normal credit review process that the Company would have performed had it entered into a derivative directly with the obligors. To date, no material losses have been incurred related to the Company’s written risk participations. At June 30, 2019, the remaining terms on these risk participations generally ranged from less than one year to 11 years, with a weighted average term on the maximum estimated exposure of 6.1 years. At December 31, 2018, the remaining terms on these risk participations generally ranged from less than one year to 10 years, with a weighted average term on the maximum estimated exposure of 5.9 years. The Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $273 million and $217 million at June 30, 2019 and December 31, 2018, respectively. The fair values of the written risk participations were immaterial at both June 30, 2019 and December 31, 2018.

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

	June 30, 2019
	Fair Value Measurements			Netting Adjustments [1]	Assets/Liabilities at Fair Value
(Dollars in millions)	Level 1	Level 2	Level 3
Assets
Trading assets and derivative instruments:
U.S. Treasury securities	$182	$—	$—	$—	$182
Federal agency securities	—	237	—	—	237
U.S. states and political subdivisions	—	28	—	—	28
MBS - agency residential	—	912	—	—	912
MBS - agency commercial	—	136	—	—	136
Corporate and other debt securities	—	681	—	—	681
CP	—	136	—	—	136
Equity securities	82	—	—	—	82
Derivative instruments	399	3,087	32	(2,061)	1,457
Trading loans [2]	—	2,759	—	—	2,759
Total trading assets and derivative instruments	663	7,976	32	(2,061)	6,610

Securities AFS:
U.S. Treasury securities	4,345	—	—	—	4,345
Federal agency securities	—	141	—	—	141
U.S. states and political subdivisions	—	590	—	—	590
MBS - agency residential	—	23,292	—	—	23,292
MBS - agency commercial	—	3,061	—	—	3,061
MBS - non-agency commercial	—	1,046	—	—	1,046
Corporate and other debt securities	—	12	—	—	12
Total securities AFS	4,345	28,142	—	—	32,487

LHFS	—	1,695	—	—	1,695
LHFI	—	—	127	—	127
Residential MSRs	—	—	1,717	—	1,717
Other assets	87	—	—	—	87

Liabilities
Trading liabilities and derivative instruments:
U.S. Treasury securities	580	—	—	—	580
Corporate and other debt securities	—	489	—	—	489
Equity securities	19	—	—	—	19
Derivative instruments	117	2,732	8	(2,651)	206
Total trading liabilities and derivative instruments	716	3,221	8	(2,651)	1,294

Brokered time deposits	—	524	—	—	524
Long-term debt	—	302	—	—	302

1 Amounts represent offsetting cash collateral received from, and paid to, the same derivative counterparties, and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists. See Note 16, “Derivative Financial Instruments,” for additional information.
2 At June 30, 2019, includes $2.4 billion of loans related to the Company’s TRS business, $91 million of loans related to the Company’s loan sales and trading business held in inventory, and $264 million of loans backed by the SBA held in inventory.

Notes to Consolidated Financial Statements (Unaudited), continued

	December 31, 2018
	Fair Value Measurements			Netting Adjustments [1]	Assets/Liabilities at Fair Value
(Dollars in millions)	Level 1	Level 2	Level 3
Assets
Trading assets and derivative instruments:
U.S. Treasury securities	$262	$—	$—	$—	$262
Federal agency securities	—	188	—	—	188
U.S. states and political subdivisions	—	54	—	—	54
MBS - agency residential	—	860	—	—	860
Corporate and other debt securities	—	700	—	—	700
CP	—	190	—	—	190
Equity securities	73	—	—	—	73
Derivative instruments	186	2,425	20	(1,992)	639
Trading loans [2]	—	2,540	—	—	2,540
Total trading assets and derivative instruments	521	6,957	20	(1,992)	5,506

Securities AFS:
U.S. Treasury securities	4,211	—	—	—	4,211
Federal agency securities	—	221	—	—	221
U.S. states and political subdivisions	—	589	—	—	589
MBS - agency residential	—	22,864	—	—	22,864
MBS - agency commercial	—	2,627	—	—	2,627
MBS - non-agency commercial	—	916	—	—	916
Corporate and other debt securities	—	14	—	—	14
Total securities AFS	4,211	27,231	—	—	31,442

LHFS	—	1,178	—	—	1,178
LHFI	—	—	163	—	163
Residential MSRs	—	—	1,983	—	1,983
Other assets	95	—	—	—	95

Liabilities
Trading liabilities and derivative instruments:
U.S. Treasury securities	801	—	—	—	801
MBS - agency	—	3	—	—	3
Corporate and other debt securities	—	385	—	—	385
Equity securities	5	—	—	—	5
Derivative instruments	119	2,590	7	(2,306)	410
Total trading liabilities and derivative instruments	925	2,978	7	(2,306)	1,604

Brokered time deposits	—	403	—	—	403
Long-term debt	—	289	—	—	289

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

(Dollars in millions)	Fair Value at June 30, 2019	Aggregate UPB at June 30, 2019	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,759	$2,675	$84
LHFS:
Accruing	1,695	1,641	54
LHFI:
Accruing	125	125	—
Nonaccrual	2	4	(2)
Liabilities:
Brokered time deposits	524	516	8
Long-term debt	302	293	9

(Dollars in millions)	Fair Value at December 31, 2018	Aggregate UPB at December 31, 2018	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,540	$2,526	$14
LHFS:
Accruing	1,178	1,128	50
LHFI:
Accruing	158	163	(5)
Nonaccrual	5	6	(1)
Liabilities:
Brokered time deposits	403	403	—
Long-term debt	289	286	3

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present the changes in fair value of financial instruments for which the FVO has been elected. The tables do not reflect the change in fair value attributable to related economic hedges that the Company uses to mitigate market-related risks associated with the financial instruments. Generally, changes in the fair value of economic hedges are recognized in

Trading income, Mortgage-related income, Commercial real estate-related income, or Other noninterest income as appropriate, and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below. The Company’s economic hedging activities are deployed at both the instrument and portfolio level.

	Fair Value Gain/(Loss) for the Three Months Ended June 30, 2019 for Items Measured at Fair Value Pursuant to Election of the FVO				Fair Value Gain/(Loss) for the Six Months Ended June 30, 2019 for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage [1] Related Income	Other Noninterest Income	Total [2] Changes in Fair Values Included in Earnings	Trading Income	Mortgage [1] Related Income	Other Noninterest Income	Total [2] Changes in Fair Values Included in Earnings
Assets:
Trading loans [3]	$12	$—	$—	$12	$19	$—	$—	$19
LHFS [4]	—	25	—	25	—	40	—	40
LHFI	—	—	1	1	—	—	3	3
Residential MSRs	—	(240)	—	(240)	—	(400)	—	(400)
Liabilities:
Brokered time deposits	(9)	—	—	(9)	(21)	—	—	(21)
Long-term debt	(6)	—	—	(6)	(13)	—	—	(13)
1 Income related to LHFS does not include income from IRLCs. For the three and six months ended June 30, 2019, income related to residential MSRs includes income recognized upon the sale of loans reported at LOCOM.
2 Changes in fair value for the three and six months ended June 30, 2019 exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, LHFI, brokered time deposits, and long-term debt that have been elected to be measured at fair value are recognized in Interest income or Interest expense in the Consolidated Statements of Income.
3 Includes an immaterial amount of gains or losses in the Consolidated Statements of Income due to changes in fair value attributable to instrument-specific credit risk for three and six months ended June 30, 2019.
4 Includes an immaterial amount of gains or losses in the Consolidated Statements of Income due to changes in fair value attributable to borrower-specific credit risk for the three and six months ended June 30, 2019.

	Fair Value Gain/(Loss) for the Three Months Ended June 30, 2018 for Items Measured at Fair Value Pursuant to Election of the FVO				Fair Value Gain/(Loss) for the Six Months Ended June 30, 2018 for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage [1] Related Income	Other Noninterest Income	Total [2] Changes in Fair Values Included in Earnings	Trading Income	Mortgage [1] Related Income	Other Noninterest Income	Total [2] Changes in Fair Values Included in Earnings
Assets:
Trading loans [3]	$5	$—	$—	$5	$7	$—	$—	$7
LHFS [4]	—	5	—	5	—	(8)	—	(8)
LHFI	—	(1)	—	(1)	—	—	(3)	(3)
Residential MSRs	—	(29)	—	(29)	—	30	—	30
Liabilities:
Brokered time deposits	3	—	—	3	10	—	—	10
Long-term debt	2	—	—	2	5	—	—	5
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
3 Includes an immaterial amount of gains or losses in the Consolidated Statements of Income due to changes in fair value attributable to instrument-specific credit risk for three and six months ended June 30, 2018.
4 Includes an immaterial amount of gains or losses in the Consolidated Statements of Income due to changes in fair value attributable to borrower-specific credit risk for the three and six months ended June 30, 2018.

Notes to Consolidated Financial Statements (Unaudited), continued

The valuation technique and range, including weighted average, of the unobservable inputs associated with the Company’s level 3 assets and liabilities are as follows:

	Level 3 Significant Unobservable Input Assumptions
(Dollars in millions)	Fair value June 30, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average) [1]
Assets
Trading assets and derivative instruments:
Derivative instruments, net [2]	$24	Internal model	Pull through rate	37-100% (81%)
			MSR value	24-155 bps (99 bps)
LHFI	125	Monte Carlo/Discounted cash flow	Option adjusted spread	62-250 bps (172 bps)
			Conditional prepayment rate	7-32 CPR (16 CPR)
			Conditional default rate	0-2 CDR (0.5 CDR)
	2	Collateral based pricing	Appraised value	NM [3]
Residential MSRs	1,717	Monte Carlo/Discounted cash flow	Conditional prepayment rate	7-31 CPR (14 CPR)
			Option adjusted spread	1-29% (3%)

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

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning Balance April 1, 2019	Included in Earnings		OCI	Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items		Transfers into Level 3	Transfers out of Level 3	Fair Value June 30, 2019
Assets
Trading assets:
Derivative instruments, net	$16	$52	[1]	$—	$—	$—	($1)	($43)	[2]	$—	$—	$24

LHFI	134	1	[3]	—	—	—	(8)	—		—	—	127

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning Balance January 1, 2019	Included in Earnings		OCI	Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items		Transfers into Level 3	Transfers out of Level 3	Fair Value June 30, 2019
Assets
Trading assets:
Derivative instruments, net	$13	$87	[1]	$—	$—	$—	($2)	($74)	[2]	$—	$—	$24

LHFI	163	3	[3]	—	—	—	(15)	—		1	(25)	127

1 Includes issuances, fair value changes, and expirations. Amount related to residential IRLCs is recognized in Mortgage-related income, amount related to commercial IRLCs is recognized in Commercial real estate-related income, and amount related to Visa derivative liability is recognized in Other noninterest expense. Included $30 million in earnings during both the three and six months ended June 30, 2019, related to changes in unrealized gains on net derivative instruments still held at June 30, 2019.
2 During the three and six months ended June 30, 2019, the Company transferred $43 million and $74 million, respectively, of net IRLC assets out of level 3 as the associated loans were closed.
3 Amounts are generally included in Mortgage-related income; however, the mark on certain fair value loans is included in Other noninterest income. Included $1 million and $2 million in earnings during the three and six months ended June 30, 2019, respectively, related to changes in unrealized gains on LHFI still held at June 30, 2019.

Notes to Consolidated Financial Statements (Unaudited), continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning Balance April 1, 2018	Included in Earnings		OCI	Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items		Transfers into Level 3	Transfers out of Level 3	Fair Value June 30, 2018
Assets
Trading assets:
Derivative instruments, net	$1	$24	[1]	$—	$—	$—	$1	($23)	[2]	$—	$—	$3

LHFI	188	(1)	[3]	—	—	—	(10)	—		—	—	177

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning Balance January 1, 2018	Included in Earnings		OCI	Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items		Transfers into Level 3	Transfers out of Level 3	Fair Value June 30, 2018
Assets
Trading assets:
Derivative instruments, net	$—	$18	[1]	$—	$—	$—	$2	($17)	[2]	$—	$—	$3
Securities AFS:
MBS - non-agency residential	59	—		—	—	—	(2)	—		—	(57)	—
ABS	8	—		—	—	—	(1)	—		—	(7)	—
Corporate and other debt securities	5	—		—	—	—	—	—		—	(5)	—
Total securities AFS	72	—		—	—	—	(3)	—		—	(69)	—

LHFI	196	(3)	[3]	—	—	—	(17)	—		1	—	177

1 Includes issuances, fair value changes, and expirations. Amount related to residential IRLCs is recognized in Mortgage-related income, amount related to commercial IRLCs is recognized in Commercial real estate-related income, and amount related to Visa derivative liability is recognized in Other noninterest expense. Included $17 million and $16 million in earnings during the three and six months ended June 30, 2018, respectively, related to changes in unrealized gains on net derivative instruments still held at June 30, 2018.
2 During the three and six months ended June 30, 2018, the Company transferred $23 million and $17 million, respectively, of net IRLC assets out of level 3 as the associated loans were closed.
3 Amounts are generally included in Mortgage-related income; however, the mark on certain fair value loans is included in Other noninterest income. Included $1 million and $4 million in earnings during the three and six months ended June 30, 2018, respectively, related to changes in unrealized losses on LHFI still held at June 30, 2018.

Notes to Consolidated Financial Statements (Unaudited), continued

Non-recurring Fair Value Measurements
The following tables present gains and losses recognized on assets still held at period end, and measured at fair value on a non-recurring basis, for the three and six months ended June 30, 2019 and the year ended December 31, 2018. Adjustments to fair value generally result from the application of LOCOM, or the measurement alternative, or through write-downs of individual assets. The tables do not reflect changes in fair value attributable to economic hedges the Company may have used to mitigate interest rate risk associated with LHFS.

		Fair Value Measurements			Losses for the Three Months Ended June 30, 2019	Losses for the Six Months Ended June 30, 2019
(Dollars in millions)	June 30, 2019	Level 1	Level 2	Level 3
LHFS	$17	$—	$17	$—	$—	($1)
LHFI	86	—	—	86	—	—
OREO	23	—	—	23	(2)	(4)
Other assets	17	—	4	13	(2)	(3)

		Fair Value Measurements			(Losses)/Gains for the Year Ended December 31, 2018
(Dollars in millions)	December 31, 2018	Level 1	Level 2	Level 3
LHFS	$47	$—	$47	$—	($1)
LHFI	63	—	—	63	—
OREO	19	—	—	19	(4)
Other assets	67	—	47	20	24

Discussed below are the valuation techniques and inputs used in estimating fair values for assets measured at fair value on a non-recurring basis and classified as level 2 and/or 3.
Loans Held for Sale
At June 30, 2019 and December 31, 2018, LHFS classified as level 2 consisted of commercial loans that were valued using market prices and measured at LOCOM. No impairment charges were recognized during the three months ended June 30, 2019 attributable to changes in the fair value of LHFS. During the six months ended June 30, 2019 and the year ended December 31, 2018, the Company recognized an immaterial amount of impairment charges attributable to changes in the fair value of LHFS.

Loans Held for Investment
At June 30, 2019 and December 31, 2018, LHFI classified as level 3 consisted primarily of consumer loans discharged in Chapter 7 bankruptcy that had not been reaffirmed by the borrower. Cash proceeds from the sale of the underlying collateral is the expected source of repayment for a majority of these loans. Accordingly, the fair value of these loans is derived from the estimated fair value of the underlying collateral, incorporating market data if available. Due to the lack of market data for similar assets, all of these loans are classified as level 3. There were no gains/(losses) recognized during the three and six months ended June 30, 2019 or during the year ended December 31, 2018, as the charge-offs related to these loans are a component of the ALLL.

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
The Company elected the measurement alternative for measuring certain equity securities without readily determinable fair values, which are adjusted based on any observable price changes in orderly transactions. These equity securities are classified as level 2 based on the valuation methodology and associated inputs. There were no remeasurement gains/(losses) recognized during the three and six months ended June 30, 2019 on these equity securities. During the year ended December 31, 2018, the Company recognized remeasurement gains of $30 million on these equity securities.
Other repossessed assets include repossessed personal property that is measured at fair value less cost to sell. These assets are classified as level 3 as their fair value is determined based on a variety of subjective, unobservable factors. There were no losses recognized in earnings by the Company on other repossessed assets during the three and six months ended June 30, 2019 or during the year ended December 31, 2018, as the impairment charges on repossessed personal property were a component of the ALLL.
The Company monitors the fair value of assets under operating leases where the Company is the lessor and recognizes impairment on the leased asset to the extent the carrying value is not recoverable and is greater than its fair value. Fair value is determined using collateral specific pricing digests, external appraisals, broker opinions, recent sales data from industry equipment dealers, and the discounted cash flows derived from the underlying lease agreement. As market data for similar assets and lease arrangements is available and used in the valuation, these assets are considered level 2. During the three and six months ended June 30, 2019 and the year ended December 31, 2018, the Company recognized an immaterial amount of impairment charges attributable to changes in the fair value of various personal property under operating leases.

Notes to Consolidated Financial Statements (Unaudited), continued

Branch properties are classified as level 3, as their fair value is based on property-specific appraisals and broker opinions. The Company recognized an immaterial amount of impairment charges on branch properties during the three and six months ended June 30, 2019. During the year ended December 31, 2018, the Company recognized impairment charges of $5 million on branch properties.

Land held for sale is recorded at the lesser of carrying value or fair value less cost to sell, and is considered level 3 as its fair value is determined based on property-specific appraisals and broker opinions. During the three and six months ended June 30, 2019 and the year ended December 31, 2018, the Company recognized an immaterial amount of impairment charges on land held for sale.

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments are as follows:

		June 30, 2019		Fair Value Measurements
(Dollars in millions)	Measurement Category	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	Amortized cost	$5,028	$5,028	$5,028	$—	$—
Trading assets and derivative instruments	Fair value	6,610	6,610	663	5,915	32
Securities AFS	Fair value	32,487	32,487	4,345	28,142	—
LHFS	Amortized cost	534	536	—	512	24
	Fair value	1,695	1,695	—	1,695	—
LHFI, net	Amortized cost	154,781	154,748	—	—	154,748
	Fair value	127	127	—	—	127
Other [1]	Amortized cost	832	832	—	—	832
	Fair value	87	87	87	—	—
Financial liabilities:
Consumer and other time deposits	Amortized cost	16,732	16,613	—	16,613	—
Brokered time deposits	Amortized cost	890	864	—	864	—
	Fair value	524	524	—	524	—
Short-term borrowings	Amortized cost	9,524	9,524	—	9,524	—
Long-term debt	Amortized cost	19,898	20,053	—	18,464	1,589
	Fair value	302	302	—	302	—
Trading liabilities and derivative instruments	Fair value	1,294	1,294	716	570	8
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

At June 30, 2019 and December 31, 2018, the Company had $75.9 billion and $72.0 billion of unfunded commercial loan commitments and letters of credit, respectively, that are not included in the preceding tables. Since no active trading market exists for these instruments, a reasonable estimate of the instruments' fair value is the carrying value of deferred fees plus the related unfunded commitments reserve, which totaled $73 million and $72 million at June 30, 2019 and December 31, 2018, respectively. The Company does not estimate the fair value of its unfunded consumer lending commitments, which can generally be canceled by providing notice to the borrower.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 18 – CONTINGENCIES
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries are parties to numerous civil claims and lawsuits and subject to regulatory examinations, investigations, and requests for information. Some of these matters involve claims for substantial amounts. The Company’s experience has shown that the damages alleged by plaintiffs or claimants are often overstated, based on unsubstantiated legal theories, unsupported by facts, and/or bear no relation to the ultimate award that a court might grant. Additionally, the outcome of litigation and regulatory matters and the timing of ultimate resolution are inherently difficult to predict. These factors make it difficult for the Company to provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. However, on a case-by-case basis, reserves are established for those legal claims in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company's financial statements at June 30, 2019 reflect the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved.
For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of related reserves, if any. Management currently estimates these losses to range from $0 to approximately $150 million. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information available at June 30, 2019. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure. Based on current knowledge, it is the opinion of management that liabilities arising from legal claims in excess of the amounts currently reserved, if any, will not have a material impact on the Company’s financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s financial condition, results of operations, or cash flows for any given reporting period.
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
After various appeals, the cases were remanded to the District Court. On March 25, 2016, a consolidated amended complaint was filed, consolidating all of these pending actions into one case. The Company filed an answer to the consolidated amended complaint on June 6, 2016. Subsequent to the closing of fact discovery, plaintiffs filed their second amended consolidated complaint on December 19, 2017 which among other things named five new defendants. On January 2, 2018, defendants filed their answer to the second amended consolidated complaint. Defendants' motion for partial summary judgment was filed on January 12, 2018, and on January 16, 2018 the plaintiffs filed for motion for class certification. Defendants' motion for partial summary judgment was granted by the District Court on May 2, 2018, which held that all claims prior to March 11, 2005 have been dismissed as well as dismissing three individual defendants from action. On June 27, 2018, the District Court granted the plaintiffs' motion for class certification. On

Notes to Consolidated Financial Statements (Unaudited), continued

March 29, 2019, the District Court dismissed RidgeWorth Capital Management, Inc. from the lawsuit and on July 16, 2019, the District Court dismissed plaintiffs' claim for successor liability. A motion for summary judgment seeking dismissal of the remaining claims has been filed by the defendants and is pending.
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

SunTrust and BB&T Merger Litigation
Following the Merger announcement, six civil actions were filed challenging, among other things, the adequacy of the disclosures contained in the preliminary proxy statement/prospectus filed by BB&T with the SEC in connection with the proposed transaction. Five of these suits were filed by purported SunTrust stockholders against SunTrust and its Board and assert claims under Sections 14(a) and 20(a) of the Exchange Act challenging the adequacy of the public disclosures made concerning the proposed transaction. One of these five suits also asserts a claim against BB&T under Section 20(a). The sixth suit was filed by a purported BB&T stockholder against BB&T and its board of directors and asserts claims under state law challenging, among other things, the adequacy of the public disclosures made concerning the proposed transaction. Following discussions, SunTrust and BB&T reached agreement with plaintiffs to resolve these actions by making certain supplemental disclosures in the joint proxy statement/prospectus filed with the SEC in connection with the proposed transaction, which became definitive on June 19, 2019. To date, one of the suits filed by purported SunTrust stockholders has been dismissed with prejudice, and the suit filed by a purported BB&T stockholder has been discontinued with prejudice. Plaintiffs in the four remaining suits have similarly agreed to dismiss their actions in their entirety, with prejudice as to the named plaintiffs only and without prejudice to all other members of the putative class.

NOTE 19 - BUSINESS SEGMENT REPORTING
The Company operates and measures business activity across two segments: Consumer and Wholesale, with functional activities included in Corporate Other. The Company's business segment structure is based on the manner in which financial information is evaluated by management as well as the products and services provided or the type of client served. The following is a description of the segments and their primary businesses at June 30, 2019.

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

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended June 30, 2019
(Dollars in millions)	Consumer	Wholesale	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average LHFI	$79,280	$76,854	$89	$1	$156,224
Average consumer and commercial deposits	112,824	44,093	3,179	(242)	159,854
Average total assets	88,668	92,418	38,178	1,563	220,827
Average total liabilities	113,770	50,893	31,064	(109)	195,618
Average total equity	—	—	—	25,209	25,209
Statements of Income:
Net interest income	$1,078	$537	($76)	($4)	$1,535
FTE adjustment	—	22	—	—	22
Net interest income-FTE [1]	1,078	559	(76)	(4)	1,557
Provision for credit losses [2]	44	82	—	1	127
Net interest income after provision for credit losses-FTE	1,034	477	(76)	(5)	1,430
Total noninterest income	489	404	177	(45)	1,025
Total noninterest expense	991	455	198	(6)	1,638
Income before provision for income taxes-FTE	532	426	(97)	(44)	817
Provision for income taxes-FTE [3]	122	102	(50)	(47)	127
Net income including income attributable to noncontrolling interest	410	324	(47)	3	690
Less: Net income attributable to noncontrolling interest	—	—	2	—	2
Net income	$410	$324	($49)	$3	$688

1 Presented on a matched maturity funds transfer price basis for the segments.
2 Provision for credit losses represents net charge-offs by segment combined with an allocation to the segments for the provision attributable to quarterly changes in the ALLL and unfunded commitment reserve balances.
3 Includes regular provision for income taxes as well as FTE income and tax credit adjustment reversals.

	Three Months Ended June 30, 2018
(Dollars in millions)	Consumer	Wholesale	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average LHFI	$74,626	$69,443	$90	($3)	$144,156
Average consumer and commercial deposits	111,532	44,456	3,204	(235)	158,957
Average total assets	84,486	82,928	35,427	1,707	204,548
Average total liabilities	112,417	50,504	17,736	(204)	180,453
Average total equity	—	—	—	24,095	24,095
Statements of Income:
Net interest income	$1,032	$531	($41)	($34)	$1,488
FTE adjustment	—	22	1	(1)	22
Net interest income-FTE [1]	1,032	553	(40)	(35)	1,510
Provision for credit losses [2]	7	25	—	—	32
Net interest income after provision for credit losses-FTE	1,025	528	(40)	(35)	1,478
Total noninterest income	452	388	26	(37)	829
Total noninterest expense	991	425	(23)	(3)	1,390
Income before provision for income taxes-FTE	486	491	9	(69)	917
Provision for income taxes-FTE [3]	110	117	13	(47)	193
Net income including income attributable to noncontrolling interest	376	374	(4)	(22)	724
Less: Net income attributable to noncontrolling interest	—	—	2	—	2
Net income	$376	$374	($6)	($22)	$722

[1]	Presented on a matched maturity funds transfer price basis for the segments.

[2]
Provision for credit losses represents net charge-offs by segment combined with an allocation to the segments for the provision attributable to quarterly changes in the ALLL and unfunded commitment reserve balances.

[3]	Includes regular provision for income taxes as well as FTE income and tax credit adjustment reversals.

Notes to Consolidated Financial Statements (Unaudited), continued

	Six Months Ended June 30, 2019
(Dollars in millions)	Consumer	Wholesale	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average LHFI	$78,982	$76,176	$89	($1)	$155,246
Average consumer and commercial deposits	112,533	44,243	3,450	(339)	159,887
Average total assets	88,351	91,277	38,001	1,495	219,124
Average total liabilities	113,473	50,911	30,129	(229)	194,284
Average total equity	—	—	—	24,840	24,840
Statements of Income:
Net interest income	$2,154	$1,078	($149)	($5)	$3,078
FTE adjustment	—	44	1	—	45
Net interest income-FTE [1]	2,154	1,122	(148)	(5)	3,123
Provision for credit losses [2]	127	152	—	1	280
Net interest income after provision for credit losses-FTE	2,027	970	(148)	(6)	2,843
Total noninterest income	936	769	196	(91)	1,810
Total noninterest expense	2,004	919	216	(11)	3,128
Income before provision for income taxes-FTE	959	820	(168)	(86)	1,525
Provision for income taxes-FTE [3]	219	195	(74)	(87)	253
Net income including income attributable to noncontrolling interest	740	625	(94)	1	1,272
Less: Net income attributable to noncontrolling interest	—	—	5	(1)	4
Net income	$740	$625	($99)	$2	$1,268
1 Presented on a matched maturity funds transfer price basis for the segments.
2 Provision for credit losses represents net charge-offs by segment combined with an allocation to the segments for the provision attributable to quarterly changes in the ALLL and unfunded commitment reserve balances.
3 Includes regular provision for income taxes as well as FTE income and tax credit adjustment reversals.

	Six Months Ended June 30, 2018
(Dollars in millions)	Consumer	Wholesale	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average LHFI	$74,733	$68,725	$87	($3)	$143,542
Average consumer and commercial deposits	110,509	45,545	3,219	(210)	159,063
Average total assets	84,380	82,329	35,553	2,079	204,341
Average total liabilities	111,387	51,476	17,320	(191)	179,992
Average total equity	—	—	—	24,349	24,349
Statements of Income:
Net interest income	$2,030	$1,040	($65)	($77)	$2,928
FTE adjustment	—	42	1	—	43
Net interest income-FTE [1]	2,030	1,082	(64)	(77)	2,971
Provision/(benefit) for credit losses [2]	65	(5)	—	—	60
Net interest income after provision/(benefit) for credit losses-FTE	1,965	1,087	(64)	(77)	2,911
Total noninterest income	903	728	64	(69)	1,626
Total noninterest expense	1,994	873	(49)	(11)	2,807
Income before provision for income taxes-FTE	874	942	49	(135)	1,730
Provision for income taxes-FTE [3]	196	224	28	(87)	361
Net income including income attributable to noncontrolling interest	678	718	21	(48)	1,369
Less: Net income attributable to noncontrolling interest	—	—	5	(1)	4
Net income	$678	$718	$16	($47)	$1,365
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

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 20 - ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in the components of AOCI, net of tax, are presented in the following table:

(Dollars in millions)	Securities AFS	Derivative Instruments	Brokered Time Deposits	Long-Term Debt	Employee Benefit Plans	Total
Three Months Ended June 30, 2019
Balance, beginning of period	$20	($292)	$—	($2)	($692)	($966)
Net unrealized gains arising during the period	385	110	—	1	—	496
Amounts reclassified to net income	32	34	—	—	3	69
Other comprehensive income, net of tax	417	144	—	1	3	565
Balance, end of period	$437	($148)	$—	($1)	($689)	($401)

Three Months Ended June 30, 2018
Balance, beginning of period	($396)	($424)	$—	($3)	($699)	($1,522)
Net unrealized (losses)/gains arising during the period	(123)	(47)	(1)	1	(2)	(172)
Amounts reclassified to net income	—	12	—	—	3	15
Other comprehensive (loss)/income, net of tax	(123)	(35)	(1)	1	1	(157)
Balance, end of period	($519)	($459)	($1)	($2)	($698)	($1,679)

Six Months Ended June 30, 2019
Balance, beginning of period	($357)	($368)	$1	($1)	($695)	($1,420)
Net unrealized gains/(losses) arising during the period	762	156	(1)	—	—	917
Amounts reclassified to net income	32	64	—	—	6	102
Other comprehensive income/(loss), net of tax	794	220	(1)	—	6	1,019
Balance, end of period	$437	($148)	$—	($1)	($689)	($401)

Six Months Ended June 30, 2018
Balance, beginning of period	($1)	($244)	($1)	($4)	($570)	($820)
Cumulative effect adjustment related to ASU adoption [1]	30	(56)	—	(1)	(127)	(154)
Net unrealized (losses)/gains arising during the period	(547)	(172)	—	3	(7)	(723)
Amounts reclassified to net income	(1)	13	—	—	6	18
Other comprehensive (loss)/income, net of tax	(548)	(159)	—	3	(1)	(705)
Balance, end of period	($519)	($459)	($1)	($2)	($698)	($1,679)

[1]	Related to the Company’s early adoption of ASU 2018-02 on January 1, 2018. See Note 1, “Significant Accounting Policies,” to the Company's 2018 Annual Report on Form 10-K for additional information.

Notes to Consolidated Financial Statements (Unaudited), continued

Reclassifications from AOCI to Net income, and the related tax effects, are presented in the following table:

(Dollars in millions)	Three Months Ended June 30		Six Months Ended June 30		Impacted Line Item in the Consolidated Statements of Income
Details About AOCI Components	2019	2018	2019	2018
Securities AFS:
Net realized losses/(gains) on securities AFS	$42	$—	$42	($1)	Net securities (losses)/gains
Tax effect	(10)	—	(10)	—	Provision for income taxes
	32	—	32	(1)
Derivative Instruments:
Net realized losses on cash flow hedges	44	16	83	17	Interest and fees on loans held for investment
Tax effect	(10)	(4)	(19)	(4)	Provision for income taxes
	34	12	64	13
Employee Benefit Plans:
Amortization of prior service credit	(2)	(2)	(3)	(3)	Employee benefits
Amortization of actuarial loss	6	6	12	11	Employee benefits
	4	4	9	8
Tax effect	(1)	(1)	(3)	(2)	Provision for income taxes
	3	3	6	6

Total reclassifications from AOCI to net income	$69	$15	$102	$18

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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
In this MD&A, consistent with SEC guidance in Industry Guide 3 that contemplates the calculation of tax-exempt income on a tax equivalent basis, we present net interest income, net interest margin, total revenue, and efficiency ratios on an FTE basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments using a federal tax rate of 21% as well as state income taxes, where applicable, to increase tax-exempt interest income to a taxable-equivalent basis. We believe the FTE basis is the preferred industry measurement basis for net interest income, net interest margin, total revenue, and efficiency ratios, and that it enhances comparability of net interest income and total revenue arising from taxable and tax-exempt sources. Additionally, we present other non-U.S. GAAP metrics to assist investors in understanding management’s view of particular financial measures, as well as to align presentation of these financial measures with peers in the industry who may also provide a similar presentation. Reconcilements for all non-U.S. GAAP measures are provided in Table 17.

EXECUTIVE OVERVIEW
Financial Performance
We delivered solid core business results in the second quarter of 2019, driven by healthy loan growth, continued expense management, and strong credit quality. Diluted EPS for the second quarter of 2019 was $1.48, which included $(0.03) per share in Merger-related impacts. This compares to $1.49 per average common diluted share for the second quarter of 2018. See additional discussion regarding Merger-related impacts in the “Noninterest Expense” section of this MD&A.
Total revenue for the second quarter of 2019 increased 10% compared to the second quarter of 2018, driven by higher noninterest income and net interest income. Excluding the $205 million insurance settlement benefit related to financial crisis-era related claims recognized in the current quarter, total revenue increased 2% year-over-year driven by higher net interest income, offset partially by lower noninterest income.
Net interest income increased 3% relative to the second quarter of 2018 due primarily to strong growth in average earning assets. Net interest margin decreased 12 basis points year-over-year, to 3.16%. The decrease was driven primarily by higher funding costs resulting from higher rates paid on deposits and higher levels of wholesale funding needed to support the earning assets growth. Looking to the third quarter of 2019, we expect net interest margin to decline by seven to nine basis points relative to the second quarter of 2019, given our expectation that the Fed Funds rate reduction in July will disproportionately reduce earning assets yields relative to rates paid on interest-bearing liabilities. We expect this anticipated decline in net interest margin to result in a zero to one percent sequential decrease in net interest income for the third quarter. See additional discussion related to net interest income and margin in the “Net Interest Income/Margin” section of this MD&A. Also in this MD&A, see Table 12, “Net Interest Income Asset Sensitivity,” for an analysis of potential changes in net interest income due to instantaneous moves in benchmark interest rates.
Noninterest income increased $196 million, or 24%, compared to the second quarter of 2018 and increased $184 million, or 11%, compared to the six months ended June 30, 2018. The current year periods included a $205 million insurance settlement benefit related to financial crisis-era related claims, which was used to make a corresponding charitable contribution to the SunTrust Foundation. Excluding the $205 million insurance settlement benefit, noninterest income decreased $9 million, or 1%, compared to the second quarter of 2018 and decreased $21 million, or 1%, compared to the six months ended June 30, 2018. These decreases were driven primarily by lower investment banking income and client transaction-related fees, offset largely by higher commercial real estate-related income. Additionally, the second quarter of 2019 included a $42 million net securities loss related to the repositioning of a portion of our securities AFS portfolio, which was more than offset by a $44 million net gain on the sale of accruing TDRs. See additional discussion related to revenue and noninterest income in the “Noninterest Income” section of this MD&A.

Noninterest expense increased $248 million, or 18%, compared to the second quarter of 2018 and increased $321 million, or 11%, compared to the six months ended June 30, 2018, driven primarily by a $205 million charitable contribution to the SunTrust Foundation in the second quarter of 2019. Excluding the $205 million charitable contribution, noninterest expense increased $43 million, or 3%, compared to the second quarter of 2018 and increased $116 million, or 4%, compared to the six months ended June 30, 2018. The increase compared to the second quarter of 2018 was driven primarily by higher personnel expenses and ongoing investments in technology. The increase compared to the six months ended June 30, 2018 was driven primarily by $53 million in Merger-related costs during the first half of 2019, as well as higher outside processing and software and other noninterest expense. For the third quarter of 2019, we expect total Merger-related impacts included in noninterest expense, on a standalone basis, of approximately $10 million to $15 million. See additional discussion of Merger-related impacts and noninterest expense in the “Noninterest Expense” section of this MD&A.
Our effective tax rate for the second quarter of 2019 was 13%, which was lower than our normal effective tax rate due primarily to $32 million of discrete tax benefits related to the resolution of certain tax matters. Excluding these benefits, our effective tax rate would have been approximately 17%. For the third quarter of 2019, we expect our effective tax rate to be between 17% and 18%, absent unusual items.
For the second quarter of 2019, our efficiency and tangible efficiency ratios were 63.4% and 62.8%, compared to 59.4% and 58.7% for the second quarter of 2018, respectively. Our current year efficiency ratios were unfavorably impacted by the Merger-related impacts and the charitable contribution to the SunTrust Foundation, but were favorably impacted by the insurance settlement benefit recognized during the first half of 2019; when excluding the impact of these items, our adjusted tangible efficiency ratio was 59.0% for the second quarter of 2019, compared to 58.7% for the second quarter of 2018. We anticipate realizing significant synergies through the Merger, which will afford us the opportunity to achieve peer-leading efficiency and create incremental capacity for investments. See Table 17, “Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures,” in this MD&A for additional information regarding, and reconciliations of, our tangible and adjusted tangible efficiency ratios.
Our asset quality metrics were strong during the second quarter of 2019, evidenced by our 0.22% net charge-offs to total average LHFI ratio on an annualized basis and 0.34% NPLs to period-end LHFI ratio. These low levels reflect the relative strength we are seeing across our LHFI portfolio, though we recognize that there could be normalization and variability moving forward. Looking to the third quarter of 2019, we expect a net charge-offs to total average LHFI ratio of between 25 and 30 basis points. Additionally, we expect the ALLL to period-end LHFI ratio to remain relatively stable, which would result in a provision for loan losses that exceeds net charge-offs, given loan growth. See additional discussion of our credit and asset quality, in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A.
Average LHFI for the second quarter of 2019 totaled $156.2 billion, up $12.1 billion, or 8%, compared to the second quarter of 2018, led by growth in C&I, CRE, consumer direct, and consumer indirect loans, offset partially by declines in residential home equity products and commercial construction loans. See additional loan discussions in the “Loans,” “Nonperforming Assets,” and “Net Interest Income/Margin” sections of this MD&A.
Average consumer and commercial deposits increased slightly compared to the second quarter of 2018 as growth in NOW accounts and time deposits were offset, in large part, by declines in noninterest-bearing deposits and money market accounts. Our clients continue to migrate from lower-cost deposits to CDs, largely due to higher rates and our targeted strategy that is designed to retain our existing depositors while acquiring new households. See additional discussion regarding average deposits in the “Net Interest Income/Margin” section of this MD&A.
Capital
Our capital ratios continue to be well above regulatory requirements. The CET1 ratio was 9.19% at June 30, 2019, a 2 basis point decline compared to December 31, 2018, driven primarily by growth in risk weighted assets, offset partially by an increase in retained earnings. The Tier 1 capital and Total capital ratios also declined compared to December 31, 2018, due to the same factors impacting our CET1 ratio. Going forward, we expect our capital ratios to trend upward given the suspension of share repurchases in anticipation of the Merger. This will result in a share count that is relatively stable until the Merger closes.
Our book value and tangible book value per common share increased by 8% and 11%, respectively, compared to December 31, 2018, driven primarily by growth in retained earnings and a decrease in accumulated other comprehensive loss. See additional details related to our capital in Note 15, “Capital,” to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K and in the “Capital Resources” section of this MD&A. Also see Table 17, “Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures,” in this MD&A for additional information regarding, and a reconciliation of, tangible book value per common share.
During the first quarter of 2019, we repurchased $250 million of our outstanding common stock under the 2018 capital plan pursuant to an SEC Rule 10b5-1 repurchase plan entered into on November 6, 2018. At June 30, 2019, we had $500 million of unused common stock repurchase capacity remaining under the 2018 capital plan, which effectively expired on June 30, 2019 as we did not utilize this remaining share repurchase capacity in view of the Merger. For additional details related to our capital actions and share repurchases, refer to the “Capital Resources” section of this MD&A and Part II, Item 2 of this Form 10-Q.
Merger
On February 7, 2019, we announced that our Board approved a definitive agreement to combine with BB&T in an all-stock Merger. Under the terms of the Agreement and Plan of Merger (the “Merger Agreement”), our shareholders will have the right to receive 1.295 shares of BB&T common stock for each share of our common stock. A new corporate headquarters for the combined company has been announced and will be established in Charlotte, North Carolina. It will operate under the new name and brand, Truist Financial Corporation, while the combined company's board of directors and executive management team will be evenly split between SunTrust and BB&T. The Merger is expected to expand capabilities and accelerate capacity to invest in transformational technologies for clients and communities, combine complementary business models to create a diverse and comprehensive business mix with strong market positions, and deliver organizational and other Merger-related synergies, while also being accretive to the combined company's profitability profile and increasing the service and benefits to clients and communities. Our Merger with BB&T is expected to close late in the third quarter or in the fourth quarter of 2019, subject to satisfaction of customary closing conditions, including receipt of remaining regulatory approvals.
On July 10, 2019, BB&T received regulatory approval from the North Carolina Commissioner of Banks for the Merger. On July 16, 2019, SunTrust and BB&T announced a Truist Bank Community Benefits Plan (the “Plan”) under which the combined company will invest, lend, or donate a total of $60 billion to low- and moderate-income borrowers and communities over a three-year period from 2020 to 2022. The Plan represents an increase in the comparable community investment, lending, and philanthropy of SunTrust and BB&T, and is an important opportunity of the Merger. On July 30, 2019, SunTrust and BB&T shareholders approved the Merger. In addition, BB&T's shareholders approved Truist Financial Corporation to be the name of the combined company. For more information on our proposed Merger with BB&T, see Part I, Items 1 and 1A, “Business” and “Risk Factors,” as well as Note 22, “Subsequent Event,” to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K.
Business Segments Highlights
Consumer
Net interest income increased $2 million sequentially and $46 million, or 4%, compared to the second quarter of 2018, as a result of continued loan and deposit growth. Noninterest income increased $43 million, or 10%, sequentially and $37 million, or 8%, compared to the second quarter of 2018, due primarily to the $44 million gain on the sale of accruing TDRs. Excluding the impact of the TDR sale, noninterest income was relatively stable sequentially and year-over-year. Mortgage-related income declined $14 million sequentially, due primarily to lower servicing-related income as a result of higher decay and lower net hedge performance, offset largely by increased production-related income. Wealth management-related income increased 6% sequentially as market conditions improved and assets under management grew 4% year-over-year.
The positive lending momentum we have had in Consumer continued in the second quarter of 2019. Consumer lending production, excluding mortgage, achieved a record level and was up 16% year-over-year. The investments that we have made in LightStream and our point-of-sale lending partnerships continue to consistently contribute to our loan growth. Enhanced analytics, improved automation, new product offerings, partnership growth, and increased referrals have all been key factors to our 40% year-over-year growth in LightStream.
The average balance of our LHFI portfolio increased $597 million, or 1%, sequentially, and $4.7 billion, or 6%, compared to the second quarter of 2018. In addition to the aforementioned growth in LightStream originations, we experienced growth in other areas of direct consumer lending, which provides us with great momentum headed into the Merger where we will have the opportunity to meet the digital lending needs of a broader set of clients. The increase in consumer direct loans was offset partially by declines in home equity products.
Excluding the aforementioned TDR sale, our efficiency ratio improved 170 basis points year-over-year and branch count is down 6% compared to the second quarter of 2018. These efficiencies have allowed us to make ongoing improvements in technology.
Overall, our Consumer business segment continues to grow, benefiting from a strong presence across high growth markets and our continued progress in enhancing digital and technology capabilities. These strengths will be amplified when we consummate the Merger, creating retail and PWM businesses that will be leaders in the industry across many key dimensions; growth, efficiency, talent, and technology.

Wholesale
Net interest income decreased $9 million, or 2%, sequentially and increased $6 million, or 1%, compared to the second quarter of 2018. The year-over-year increase was due primarily to broad-based growth across most loan products and client segments. The increase in net interest income was offset partially by an increase in provision for credit losses in the second quarter of 2019.
Noninterest income increased $40 million, or 11%, sequentially and $16 million, or 4%, compared to the second quarter of 2018, due largely to higher commercial real estate- related income as a result of increased transaction activity in CIB's structured real estate business and Commercial Real Estate's agency lending business. We continue to benefit from strong client relationships and deep structuring expertise in the structured real estate business and we are now seeing improved momentum from our agency lending business given increased collaboration between our coverage bankers and product specialists.
The average balance of our LHFI portfolio increased $1.4 billion, or 2%, sequentially and $7.4 billion, or 11%, compared to the second quarter of 2018. We saw solid loan growth across CIB, Commercial Banking, and Commercial Real Estate. This loan growth is a reflection of our clients' continued optimism on the economy, which resulted in higher utilization rates and strong production levels. As anticipated, paydown activity increased during the second quarter of 2019 which drove slower growth relative to the first quarter of 2019. Our loan growth did not come at the expense of risk or return discipline; this is evident in our low net charge-offs to average LHFI ratio on an annualized basis of five basis points for the second quarter of 2019 and has remained below 20 basis points for each of the last 10 quarters.
We have made consistent strategic investments in building out our product and industry expertise, broadening our product offerings, and expanding into new markets. In our Commercial Real Estate business, loan growth was driven by our recently introduced permanent financing and bridge lending capabilities, combined with growth in fees, which has made this business a more meaningful and diversified contributor to Wholesale earnings. In our Commercial Banking business, our continued success is driven by the national expansion of our aging services vertical and the expansion of our core commercial business into new markets. Together, these two investments have contributed to approximately 40% of our year-over-year loan growth in Commercial Banking.
Our strategies within the Wholesale segment continue to drive solid, sustainable results creating a strong foundation to build upon when we consummate the Merger, which will provide us the opportunity to bring our capabilities and differentiated model to a broader set of corporate and commercial clients.

Additional information related to our business segments can be found in Note 19, “Business Segment Reporting,” to the Consolidated Financial Statements in this Form 10-Q, and further discussion of our business segment results for the six months ended June 30, 2019 and 2018 can be found in the “Business Segment Results” section of this MD&A.

Consolidated Daily Average Balances, Income/Expense, and Average Yields Earned/Rates Paid							Table 1
	Three Months Ended						Increase/(Decrease)
	June 30, 2019			June 30, 2018
(Dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
ASSETS
LHFI: [1]
C&I	$73,287	$734	4.01%	$67,211	$633	3.78%	$6,076	0.23
CRE	8,308	92	4.46	5,729	58	4.06	2,579	0.40
Commercial construction	2,470	33	5.37	3,559	40	4.58	(1,089)	0.79
Residential mortgages - guaranteed	462	3	2.96	588	5	3.33	(126)	(0.37)
Residential mortgages - nonguaranteed	28,353	275	3.88	27,022	258	3.81	1,331	0.07
Residential home equity products	8,918	119	5.33	9,918	119	4.81	(1,000)	0.52
Residential construction	154	2	5.55	216	3	5.26	(62)	0.29
Consumer student - guaranteed	7,254	94	5.19	6,763	83	4.92	491	0.27
Consumer other direct	11,419	176	6.17	9,169	120	5.26	2,250	0.91
Consumer indirect	13,411	141	4.20	11,733	108	3.68	1,678	0.52
Consumer credit cards	1,652	49	11.98	1,524	43	11.45	128	0.53
Nonaccrual [2]	536	3	2.39	724	6	3.35	(188)	(0.96)
Total LHFI	156,224	1,721	4.42	144,156	1,476	4.11	12,068	0.31
Securities AFS:
Taxable	31,279	219	2.80	30,959	205	2.65	320	0.15
Tax-exempt	586	4	2.99	637	5	2.99	(51)	—
Total securities AFS	31,865	223	2.80	31,596	210	2.66	269	0.14
Fed funds sold and securities borrowed or purchased under agreements to resell	1,313	8	2.31	1,471	6	1.58	(158)	0.73
LHFS	1,540	15	3.97	2,117	24	4.54	(577)	(0.57)
Interest-bearing deposits in other banks	26	—	3.97	25	—	2.32	1	1.65
Interest earning trading assets	5,553	45	3.27	4,677	38	3.23	876	0.04
Other earning assets	874	9	3.84	524	5	3.97	350	(0.13)
Total earning assets	197,395	2,021	4.11	184,566	1,759	3.82	12,829	0.29
ALLL	(1,662)			(1,682)			20
Cash and due from banks	4,052			4,223			(171)
Other noninterest earning assets	19,732			17,573			2,159
Noninterest earning trading assets and derivative instruments	1,193			512			681
Unrealized gains/(losses) on securities AFS, net	117			(644)			761
Total assets	$220,827			$204,548			$16,279
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
NOW accounts	$49,161	$102	0.83%	$45,344	$52	0.46%	$3,817	0.37
Money market accounts	47,339	90	0.77	49,845	60	0.49	(2,506)	0.28
Savings	6,738	—	0.02	6,805	1	0.03	(67)	(0.01)
Consumer time	7,058	25	1.43	6,280	15	0.95	778	0.48
Other time	9,429	47	2.00	7,643	27	1.41	1,786	0.59
Total interest-bearing consumer and commercial deposits	119,725	264	0.89	115,917	155	0.54	3,808	0.35
Brokered time deposits	1,123	5	1.68	1,029	4	1.46	94	0.22
Foreign deposits	—	—	—	139	—	1.90	(139)	(1.90)
Total interest-bearing deposits	120,848	269	0.89	117,085	159	0.55	3,763	0.34
Funds purchased	948	6	2.38	1,102	5	1.73	(154)	0.65
Securities sold under agreements to repurchase	1,881	11	2.27	1,656	7	1.71	225	0.56
Other short-term borrowings	7,157	41	2.33	1,807	7	1.54	5,350	0.79
Long-term debt	18,996	150	3.16	11,452	83	2.92	7,544	0.24
Interest-bearing trading liabilities	1,304	9	2.88	1,314	10	3.12	(10)	(0.24)
Total interest-bearing liabilities	151,134	486	1.29	134,416	271	0.81	16,718	0.48
Noninterest-bearing deposits	40,129			43,040			(2,911)
Other noninterest-bearing liabilities	3,994			2,309			1,685
Noninterest-bearing trading liabilities and derivative instruments	361			688			(327)
Shareholders’ equity	25,209			24,095			1,114
Total liabilities and shareholders’ equity	$220,827			$204,548			$16,279
Interest rate spread			2.82%			3.01%		(0.19)
Net interest income [3]		$1,535			$1,488
Net interest income-FTE [3,4]		$1,557			$1,510
Net interest margin [5]			3.12%			3.23%		(0.11)
Net interest margin-FTE [4,5]			3.16			3.28		(0.12)
1 Interest income includes loan fees of $34 million and $39 million for the three months ended June 30, 2019 and 2018, respectively.
2 Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
3 Derivative instruments employed to manage our interest rate sensitivity decreased net interest income by $55 million and $19 million for the three months ended June 30, 2019 and 2018, respectively.
4 See Table 17, “Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures,” in this MD&A for additional information and reconciliations of non-U.S. GAAP performance measures. Approximately 95% of the total FTE adjustment for both the three months ended June 30, 2019 and 2018 was attributed to C&I loans.
5 Net interest margin is calculated by dividing annualized net interest income by average total earning assets.

Consolidated Daily Average Balances, Income/Expense, and Average Yields Earned/Rates Paid (continued)
	Six Months Ended
	June 30, 2019			June 30, 2018			Increase/(Decrease)
(Dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
ASSETS
LHFI: [1]
C&I	$72,871	$1,463	4.05%	$66,742	$1,221	3.69%	$6,129	0.36
CRE	7,962	177	4.49	5,466	107	3.96	2,496	0.53
Commercial construction	2,514	67	5.33	3,653	80	4.42	(1,139)	0.91
Residential mortgages - guaranteed	471	7	2.94	613	10	3.22	(142)	(0.28)
Residential mortgages - nonguaranteed	28,470	557	3.91	26,943	512	3.80	1,527	0.11
Residential home equity products	9,048	239	5.32	10,080	235	4.70	(1,032)	0.62
Residential construction	159	4	5.39	239	6	4.83	(80)	0.56
Consumer student - guaranteed	7,256	188	5.22	6,710	161	4.84	546	0.38
Consumer other direct	11,107	336	6.09	8,988	230	5.17	2,119	0.92
Consumer indirect	13,198	274	4.19	11,866	215	3.66	1,332	0.53
Consumer credit cards	1,650	99	11.94	1,525	87	11.35	125	0.59
Nonaccrual [2]	540	7	2.76	717	10	2.81	(177)	(0.05)
Total LHFI	155,246	3,418	4.44	143,542	2,874	4.04	11,704	0.40
Securities AFS:
Taxable	31,274	435	2.78	30,904	407	2.63	370	0.15
Tax-exempt	592	9	2.99	633	9	2.98	(41)	0.01
Total securities AFS	31,866	444	2.79	31,537	416	2.64	329	0.15
Fed funds sold and securities borrowed or purchased under agreements to resell	1,292	15	2.29	1,403	10	1.39	(111)	0.90
LHFS	1,376	29	4.16	2,071	45	4.33	(695)	(0.17)
Interest-bearing deposits in other banks	26	1	4.82	25	—	2.08	1	2.74
Interest earning trading assets	5,253	87	3.36	4,621	72	3.14	632	0.22
Other earning assets	839	14	3.42	526	10	3.74	313	(0.32)
Total earning assets	195,898	4,008	4.13	183,725	3,427	3.76	12,173	0.37
ALLL	(1,650)			(1,704)			54
Cash and due from banks	4,174			4,773			(599)
Other noninterest earning assets	19,823			17,415			2,408
Noninterest earning trading assets and derivative instruments	1,008			641			367
Unrealized (losses)/gains on securities AFS, net	(129)			(509)			380
Total assets	$219,124			$204,341			$14,783
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
NOW accounts	$48,723	$190	0.79%	$45,964	$97	0.42%	$2,759	0.37
Money market accounts	48,258	182	0.76	50,192	109	0.44	(1,934)	0.32
Savings	6,677	1	0.02	6,697	1	0.03	(20)	(0.01)
Consumer time	6,904	47	1.36	6,183	28	0.91	721	0.45
Other time	9,217	89	1.94	7,336	48	1.33	1,881	0.61
Total interest-bearing consumer and commercial deposits	119,779	509	0.86	116,372	283	0.49	3,407	0.37
Brokered time deposits	1,089	9	1.64	1,018	7	1.40	71	0.24
Foreign deposits	97	1	2.41	95	1	1.77	2	0.64
Total interest-bearing deposits	120,965	519	0.86	117,485	291	0.50	3,480	0.36
Funds purchased	1,209	14	2.39	990	8	1.61	219	0.78
Securities sold under agreements to repurchase	1,744	20	2.26	1,626	13	1.55	118	0.71
Other short-term borrowings	7,151	83	2.34	1,945	12	1.31	5,206	1.03
Long-term debt	17,484	275	3.18	10,981	157	2.88	6,503	0.30
Interest-bearing trading liabilities	1,253	19	3.00	1,212	18	2.99	41	0.01
Total interest-bearing liabilities	149,806	930	1.25	134,239	499	0.75	15,567	0.50
Noninterest-bearing deposits	40,108			42,691			(2,583)
Other noninterest-bearing liabilities	3,984			2,403			1,581
Noninterest-bearing trading liabilities and derivative instruments	386			659			(273)
Shareholders’ equity	24,840			24,349			491
Total liabilities and shareholders’ equity	$219,124			$204,341			$14,783
Interest rate spread			2.88%			3.01%		(0.13)
Net interest income [3]		$3,078			$2,928
Net interest income-FTE [3,4]		$3,123			$2,971
Net interest margin [5]			3.17%			3.21%		(0.04)
Net interest margin-FTE [4,5]			3.22			3.26		(0.04)

1 Interest income includes loan fees of $74 million and $78 million for the six months ended June 30, 2019 and 2018, respectively.
2 Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
3 Derivative instruments employed to manage our interest rate sensitivity decreased net interest income by $104 million and $21 million for the three months ended June 30, 2019 and 2018, respectively.
4 See Table 17, “Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures,” in this MD&A for additional information and reconciliations of non-U.S. GAAP performance measures. Approximately 95% of the total FTE adjustment for both the six months ended June 30, 2019 and 2018 was attributed to C&I loans.
5 Net interest margin is calculated by dividing annualized net interest income by average total earning assets.

NET INTEREST INCOME/MARGIN (FTE)
Second Quarter of 2019
Net interest income was $1.6 billion for the second quarter of 2019, an increase of $47 million, or 3%, compared to the second quarter of 2018. Net interest margin for the second quarter of 2019 decreased 12 basis points, to 3.16%, compared to the second quarter of 2018. The decrease was driven primarily by higher funding costs resulting from higher rates paid on deposits and increased levels of wholesale funding needed to support strong earning assets growth.
The rates paid on average interest-bearing deposits, average other short-term borrowings, and average long-term debt increased 34, 79, and 24 basis points, respectively, compared to the second quarter of 2018. These increases were offset partially by an increase in average earning asset yields.
Average earning asset yields increased 29 basis points compared to the second quarter of 2018, due primarily to an increase in average LHFI yields of 31 basis points, driven by broad based increases in yields across most loan categories.
Looking to the third quarter of 2019, we expect net interest margin to decline by seven to nine basis points relative to the second quarter of 2019, given our expectation that the Fed Funds rate reduction in July will disproportionately reduce earning assets yields relative to rates paid on interest-bearing liabilities. We expect this anticipated decline in net interest margin to result in a zero to one percent sequential decrease in net interest income.
Average earning assets increased $12.8 billion, or 7%, compared to the second quarter of 2018, driven primarily by a $12.1 billion, or 8%, increase in average LHFI, offset partially by a $577 million, or 27%, decrease in average LHFS. See the “Loans” section in this MD&A for additional discussion regarding loan activity.
Average interest-bearing liabilities increased $16.7 billion, or 12%, compared to the second quarter of 2018, due primarily to increases in average long-term debt, other short-term borrowings, and most consumer and commercial deposit categories, offset partially by a decline in money market accounts. Average interest-bearing consumer and commercial deposits increased $3.8 billion, or 3%, due primarily to growth in NOW accounts and time deposits. Our clients continue to migrate from lower-cost deposits to CDs, largely due to higher rates and our targeted strategy that is designed to retain our existing depositors while acquiring new households.
Average long-term debt increased $7.5 billion, or 66%, compared to the second quarter of 2018, and average other short-term borrowings increased $5.4 billion, compared to the second quarter of 2018, in response to strong loan growth. See the “Borrowings” section of this MD&A for additional information regarding our short-term borrowings and long-term debt.
We utilize interest rate swaps to manage interest rate risk. These instruments are primarily receive-fixed, pay-variable swaps that synthetically convert a portion of our commercial loan portfolio from floating rates, based on LIBOR, to fixed rates. At June 30, 2019, the outstanding notional balance of active swaps that qualified as cash flow hedges on variable rate commercial loans was $11.6 billion, compared to $10.3 billion at December 31, 2018, respectively.

In addition to the income recognized from active swaps, we recognize interest income or expense from terminated swaps that were previously designated as cash flow hedges on variable rate commercial loans. Interest expense from our commercial loan swaps was $44 million during the second quarter of 2019, compared to $16 million during the second quarter of 2018 due primarily to an increase in LIBOR. As we manage our interest rate risk we may continue to purchase additional and/or terminate existing interest rate swaps.
Remaining active swaps on commercial loans have maturities through 2026 and have an average maturity of 2.8 years at June 30, 2019. The weighted average rate on the receive-fixed rate leg of the commercial loan swap portfolio was 1.79%, and the weighted average rate on the pay-variable leg was 2.40%, at June 30, 2019.

First Half of 2019
Net interest income was $3.1 billion for the first six months of 2019, an increase of $152 million, or 5%, compared to the first six months of 2018. Net interest margin for the first six months of 2019 decreased four basis points, to 3.22%, compared to the first six months of 2018. The decrease in net interest margin was driven primarily by the same factors as discussed above for the second quarter of 2019.
Average earning asset yields increased 37 basis points compared to the first six months of 2018, due primarily to increases in average LHFI yields of 40 basis points, driven by broad based increases in yields across most loan categories.
Average earning assets increased $12.2 billion, or 7%, compared to the first six months of 2018, driven primarily by an $11.7 billion, or 8%, increase in average LHFI, offset partially by a $695 million, or 34%, decrease in LHFS. See the “Loans” section in this MD&A for additional discussion regarding loan activity.
Average interest-bearing liabilities increased $15.6 billion or 12%, compared to the first six months of 2018, due primarily to increases across most deposit and borrowing categories. Average long-term debt increased $6.5 billion, or 59%, average other short-term borrowings increased $5.2 billion, and average interest-bearing consumer and commercial deposits increased $3.4 billion, or 3%, due primarily to the same factors as discussed above for the second quarter of 2019.

Foregone Interest
Foregone interest income from NPLs reduced net interest margin by two basis points and one basis point for the three and six months ended June 30, 2019, respectively. Forgone interest income from NPLs reduced net interest margin by one basis point for both the three and six months ended June 30, 2018. See additional discussion regarding our credit quality in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A. In addition, Table 1 in this MD&A contains more detailed information regarding average balances, yields earned, rates paid, and associated impacts on net interest income.

NONINTEREST INCOME

Components of Noninterest Income						Table 2
	Three Months Ended June 30		% Change [2]	Six Months Ended June 30		% Change [2]
(Dollars in millions)	2019	2018		2019	2018
Service charges on deposit accounts	$139	$144	(3)%	$276	$289	(4)%
Other charges and fees [1]	88	91	(3)	175	175	—
Card fees	82	85	(4)	165	166	(1)
Client transaction-related fees	309	320	(3)	616	630	(2)

Investment banking income [1]	142	169	(16)	272	302	(10)
Trading income	55	53	4	114	95	20
Capital markets-related income	197	222	(11)	386	397	(3)

Insurance settlement	205	—	NM	205	—	NM

Mortgage servicing-related income	26	40	(35)	88	95	(7)
Mortgage production-related income	60	43	40	99	79	25
Mortgage-related income	86	83	4	187	174	7

Trust and investment management income	73	75	(3)	144	150	(4)
Retail investment services	75	73	3	144	145	(1)
Wealth management-related income	148	148	—	288	295	(2)

Commercial real estate-related income	50	18	NM	74	42	76
Net securities (losses)/gains	(42)	—	NM	(42)	1	NM
Other noninterest income	72	38	89	96	87	10

Total noninterest income	$1,025	$829	24%	$1,810	$1,626	11%
1 Beginning July 1, 2018, we began presenting bridge commitment fee income related to capital market transactions in Investment banking income on the Consolidated Statements of Income. For periods prior to July 1, 2018, this income was previously presented in Other charges and fees and has been reclassified to Investment banking income for comparability. Capital market bridge fee income totaled $2 million and $4 million for the three and six months ended June 30, 2018.
2 "NM" - Not meaningful. Those changes over 100 percent were not considered to be meaningful.

Noninterest income increased $196 million, or 24%, compared to the second quarter of 2018 and increased $184 million, or 11%, compared to the six months ended June 30, 2018. The current year periods included a $205 million insurance settlement benefit related to financial crisis-era related claims, which was used to make a corresponding charitable contribution to the SunTrust Foundation. Excluding the $205 million insurance settlement benefit, noninterest income decreased $9 million, or 1%, compared to the second quarter of 2018 and decreased $21 million, or 1%, compared to the six months ended June 30, 2018. These slight decreases were driven primarily by a $42 million net securities loss related to a repositioning of a portion of our securities AFS portfolio as well as lower investment banking income and client transaction-related fees, offset largely by a $44 million net gain on the sale of accruing TDRs and higher commercial real estate-related income.
Client transaction-related fees decreased $11 million, or 3%, compared to the second quarter of 2018 and decreased $14 million, or 2%, compared to the six months ended June 30, 2018. These decreases were driven primarily by lower client-related transaction activity.
Investment banking income decreased $27 million, or 16%, compared to the second quarter of 2018 and decreased $30 million, or 10%, compared to the six months ended June 30, 2018. The decrease compared to the second quarter of 2018 was driven primarily by lower syndicated finance and merger and acquisition activity. The decrease compared to the six months ended June 30, 2018 was due primarily to declines in mergers and acquisitions, equity offerings, and loan syndications, offset partially by an increase in high yield bond originations.
Trading income increased $2 million, or 4%, compared to the second quarter of 2018 and increased $19 million, or 20%, compared to the six months ended June 30, 2018. These increases were due primarily to mark-to-market valuation gains on corporate bonds as well as increased client activity, offset largely by an increase in counterparty credit valuation reserves.
Mortgage-related income increased $3 million, or 4%, compared to the second quarter of 2018 and increased $13 million, or 7%, compared to the six months ended June 30, 2018 driven by increases in mortgage production-related income due primarily to higher gain on sale margins. Compared to the second quarter of 2018, the increase in production-related income was offset largely by decreases in mortgage servicing-related income as a result of higher servicing asset decay and lower net hedge performance. The UPB of mortgage loans underlying our residential MSR portfolio totaled $167.2 billion at June 30, 2019, compared to $170.5 billion at June 30, 2018.
Commercial real estate-related income increased $32 million compared to both the second quarter of 2018 and the six months ended June 30, 2018. These increases were driven primarily by structured real estate gains and higher commercial mortgage production from our agency lending business.

Other noninterest income increased $34 million, or 89%, compared to the second quarter of 2018 and increased $9 million, or 10%, compared to the six months ended June 30, 2018. These increases were driven by a $44 million gain on the sale of accruing TDRs in the second quarter of 2019, offset in part by a remeasurement gain on an equity investment recognized in the prior year periods.

NONINTEREST EXPENSE

Components of Noninterest Expense						Table 3
	Three Months Ended June 30		% Change [1]	Six Months Ended June 30		% Change [1]
(Dollars in millions)	2019	2018		2019	2018
Employee compensation	$728	$714	2%	$1,404	$1,422	(1)%
Employee benefits	100	88	14	248	234	6
Personnel expenses	828	802	3	1,652	1,656	—

Outside processing and software	241	227	6	479	433	11
Charitable contribution to SunTrust Foundation	205	—	NM	205	—	NM
Net occupancy expense	102	90	13	204	184	11
Marketing and customer development	46	40	15	87	81	7
Equipment expense	36	44	(18)	78	84	(7)
Merger-related costs	8	—	NM	53	—	NM
Operating losses	14	17	(18)	37	23	61
Regulatory assessments	17	39	(56)	36	79	(54)
Amortization	17	17	—	33	32	3
Other noninterest expense	124	114	9	264	235	12

Total noninterest expense	$1,638	$1,390	18%	$3,128	$2,807	11%

[1]	"NM" - Not meaningful. Those changes over 100 percent were not considered to be meaningful.

Noninterest expense increased $248 million, or 18%, compared to the second quarter of 2018 and increased $321 million, or 11%, compared to the six months ended June 30, 2018, driven primarily by a $205 million charitable contribution to the SunTrust Foundation in the second quarter of 2019. Excluding the $205 million charitable contribution, noninterest expense increased $43 million, or 3%, compared to the second quarter of 2018 and increased $116 million, or 4%, compared to the six months ended June 30, 2018. The increase compared to the second quarter of 2018 was driven primarily by higher personnel expenses as well as ongoing investments in technology. The increase compared to the six months ended June 30, 2018 was driven primarily by $53 million in Merger-related costs during the first half of 2019, as well as higher outside processing and software and other noninterest expenses.
Personnel expenses increased $26 million, or 3%, compared to the second quarter of 2018 and decreased $4 million compared to the six months ended June 30, 2018. The increase compared to the second quarter of 2018 was due primarily to higher salary and benefits costs recognized in the second quarter of 2019.
Outside processing and software expense increased $14 million, or 6%, compared to the second quarter of 2018 and increased $46 million, or 11%, compared to the six months ended June 30, 2018. These increases were driven primarily by higher software-related costs resulting from the amortization of new and upgraded technology assets.
Net occupancy expense increased $12 million, or 13%, compared to the second quarter of 2018 and increased $20 million, or 11%, compared to the six months ended June 30, 2018. These increases were driven primarily by lease termination gains recognized in the second quarter of 2018 and higher rent expense in the second quarter of 2019. The increase compared to the six months ended June 30, 2018 was additionally driven by the absence of amortization of deferred gains on sale leaseback transactions following our adoption of ASC Topic 842, Leases, on January 1, 2019. See Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements in this Form 10-Q for additional information.
Merger-related costs totaled $8 million for the second quarter of 2019, related primarily to legal fees, and totaled $53 million for the six months ended June 30, 2019, comprised primarily of merger and acquisition advisory fees and legal costs. In addition to these Merger-related costs, there was $6 million of other expenses primarily related to consulting, which were recorded in Other noninterest expense during the current quarter. Combined, these costs and expenses represented $14 million of Merger-related impacts for the second quarter of 2019. For the third quarter of 2019, we expect total Merger-related impacts included in noninterest expense, on a standalone basis, of approximately $10 million to $15 million.
Operating losses decreased $3 million, or 18%, compared to the second quarter of 2018 and increased $14 million, or 61%, compared to the six months ended June 30, 2018. The increase compared to the six months ended June 30, 2018 was driven primarily by a $10 million net benefit recognized in the first quarter of 2018 related to the progression of certain legal matters.

Regulatory assessments expense decreased $22 million, or 56%, compared to the second quarter of 2018 and decreased $43 million, or 54%, compared to the six months ended June 30, 2018. These decreases were driven by the cessation of the FDIC surcharge in the fourth quarter of 2018.
Other noninterest expense increased $10 million, or 9%, compared to the second quarter of 2018 and increased $29 million, or 12%, compared to the six months ended June 30, 2018. The increase compared to the second quarter of 2018 was driven primarily by gains on the sale of certain real estate assets in the second quarter of 2018. The increase compared to the six months ended June 30, 2018 was driven primarily by higher branch closure-related costs in the first quarter of 2019 and the aforementioned gains on the sale of certain real estate assets in the second quarter of 2018.

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

The composition of our loan portfolio is presented in Table 4:

Loan Portfolio by Types of Loans		Table 4

(Dollars in millions)	June 30, 2019	December 31, 2018	% Change
Commercial loans:
C&I [1]	$72,971	$71,137	3%
CRE	8,655	7,265	19
Commercial construction	2,365	2,538	(7)
Total commercial LHFI	83,991	80,940	4
Consumer loans:
Residential mortgages - guaranteed	439	459	(4)
Residential mortgages - nonguaranteed [2]	28,794	28,836	—
Residential home equity products	8,902	9,468	(6)
Residential construction	156	184	(15)
Guaranteed student	7,202	7,229	—
Other direct	11,817	10,615	11
Indirect	13,598	12,419	9
Credit cards	1,690	1,689	—
Total consumer LHFI	72,598	70,899	2
LHFI	$156,589	$151,839	3%
LHFS [3]	$2,229	$1,468	52%
1 Includes $4.1 billion of sales-type and direct financing leases at both June 30, 2019 and December 31, 2018, and $862 million and $796 million of installment loans at June 30, 2019 and December 31, 2018, respectively.
2 Includes $127 million and $163 million of LHFI measured at fair value at June 30, 2019 and December 31, 2018, respectively.
3 Includes $1.7 billion and $1.2 billion of LHFS measured at fair value at June 30, 2019 and December 31, 2018, respectively.

Table 5 presents our LHFI portfolio by geography (based on the U.S. Census Bureau's classifications of U.S. regions):

LHFI Portfolio by Geography						Table 5
	June 30, 2019
	Commercial LHFI		Consumer LHFI		Total LHFI
(Dollars in millions)	Balance	% of Total Commercial	Balance	% of Total Consumer	Balance	% of Total LHFI
South region:
Florida	$13,302	16%	$13,335	18%	$26,637	17%
Georgia	10,872	13	8,525	12	19,397	12
Virginia	6,420	8	7,644	11	14,064	9
Maryland	4,687	6	6,325	9	11,012	7
North Carolina	4,932	6	5,538	8	10,470	7
Texas	5,119	6	5,184	7	10,303	7
Tennessee	3,847	5	2,934	4	6,781	4
South Carolina	1,642	2	2,457	3	4,099	3
District of Columbia	1,985	2	1,142	2	3,127	2
Other Southern states	2,814	3	2,821	4	5,635	4
Total South region	55,620	66	55,905	77	111,525	71
Northeast region:
New York	5,181	6	1,351	2	6,532	4
Pennsylvania	1,864	2	1,388	2	3,252	2
New Jersey	1,537	2	770	1	2,307	1
Other Northeastern states	2,963	4	1,041	1	4,004	3
Total Northeast region	11,545	14	4,550	6	16,095	10
West region:
California	5,597	7	3,681	5	9,278	6
Other Western states	3,007	4	3,065	4	6,072	4
Total West region	8,604	10	6,746	9	15,350	10
Midwest region:
Illinois	1,964	2	1,176	2	3,140	2
Ohio	972	1	815	1	1,787	1
Missouri	1,022	1	512	1	1,534	1
Other Midwestern states	2,553	3	2,818	4	5,371	3
Total Midwest region	6,511	8	5,321	7	11,832	8
Foreign loans	1,711	2	76	—	1,787	1
Total	$83,991	100%	$72,598	100%	$156,589	100%

LHFI Portfolio by Geography (continued)
	December 31, 2018
	Commercial LHFI		Consumer LHFI		Total LHFI
(Dollars in millions)	Balance	% of Total Commercial	Balance	% of Total Consumer	Balance	% of Total LHFI
South region:
Florida	$13,442	17%	$13,358	19%	$26,800	18%
Georgia	10,689	13	8,519	12	19,208	13
Virginia	6,481	8	7,529	11	14,010	9
Maryland	4,591	6	6,236	9	10,827	7
North Carolina	4,418	5	5,424	8	9,842	6
Texas	4,420	5	4,782	7	9,202	6
Tennessee	4,244	5	2,962	4	7,206	5
South Carolina	1,522	2	2,418	3	3,940	3
District of Columbia	1,746	2	1,094	2	2,840	2
Other Southern states	2,325	3	2,619	4	4,944	3
Total South region	53,878	67	54,941	77	108,819	72
Northeast region:
New York	5,033	6	1,278	2	6,311	4
Pennsylvania	1,942	2	1,312	2	3,254	2
New Jersey	1,426	2	755	1	2,181	1
Other Northeastern states	2,844	4	985	1	3,829	3
Total Northeast region	11,245	14	4,330	6	15,575	10
West region:
California	5,299	7	3,653	5	8,952	6
Other Western states	2,705	3	2,813	4	5,518	4
Total West region	8,004	10	6,466	9	14,470	10
Midwest region:
Illinois	1,947	2	1,131	2	3,078	2
Ohio	985	1	795	1	1,780	1
Missouri	979	1	491	1	1,470	1
Other Midwestern states	2,183	3	2,663	4	4,846	3
Total Midwest region	6,094	8	5,080	7	11,174	7
Foreign loans	1,719	2	82	—	1,801	1
Total	$80,940	100%	$70,899	100%	$151,839	100%

Loans Held for Investment
LHFI totaled $156.6 billion at June 30, 2019, an increase of $4.8 billion from December 31, 2018, driven primarily by increases in C&I, CRE, consumer direct, and consumer indirect loans, offset partially by declines in residential home equity products and commercial construction loans.
Average LHFI for the second quarter of 2019 totaled $156.2 billion, up $2.0 billion, or 1%, compared to the prior quarter, and up $12.1 billion, or 8%, compared to the second quarter of 2018. These increases in average LHFI were led by growth in the same loan categories that drove the change in period end LHFI described above, as well as growth in nonguaranteed residential mortgages year-over-year. See Table 1 and the "Net Interest Income/Margin" section in this MD&A for more detailed information regarding average LHFI balances, yields earned, and associated impacts on net interest income.

Commercial loans increased $3.1 billion, or 4%, during the first six months of 2019, driven primarily by a $1.8 billion, or 3%, increase in C&I loans resulting from growth in a number of industry verticals and client segments. In addition, CRE loans increased $1.4 billion, or 19%, driven by increased production. These increases were offset slightly by a $173 million, or 7%, decrease in commercial construction loans.
Consumer loans increased $1.7 billion, or 2%, during the first six months of 2019, driven by a $1.2 billion, or 11%, increase in other direct loans and a $1.2 billion, or 9%, increase in indirect loans. These increases were offset partially by a $566 million, or 6%, decline in residential home equity products. At June 30, 2019, 40% of our residential home equity product balance was in a first lien position and 60% was in a junior lien position. For residential home equity products in a junior lien position at June 30, 2019, we own or service 32% of the balance of loans that are senior to the home equity product.

Loans Held for Sale
LHFS increased $761 million, or 52%, during the first six months of 2019 due primarily to increased mortgage production, particularly in commercial mortgages through our agency lending business.
Asset Quality
Our asset quality metrics were strong during the second quarter and the first six months of 2019, evidenced by our low net charge-offs to total average LHFI ratio and low NPLs to period-end LHFI ratio. These low levels reflect the relative strength across our LHFI portfolio, though we recognize that there could be normalization and variability moving forward. See the “Allowance for Credit Losses” and “Nonperforming Assets” sections of this MD&A for detailed information regarding our net charge-offs and NPLs.
NPAs increased $9 million, or 2%, during the first six months of 2019, driven primarily by an increase in C&I NPLs, offset largely by a decrease in nonguaranteed residential mortgages and the return to accrual status of certain nonperforming home equity products. At June 30, 2019 and December 31, 2018, the ratio of NPLs to period-end LHFI was 0.34% and 0.35%, respectively.

Early stage delinquencies were 0.59% and 0.73% of total loans at June 30, 2019 and December 31, 2018, respectively. Early stage delinquencies, excluding government-guaranteed loans, were 0.23% and 0.27% at June 30, 2019 and December 31, 2018, respectively. The reductions in early stage delinquencies resulted primarily from improvements in consumer loans.
For the second quarter of 2019, net charge-offs totaled $85 million, compared to $97 million for the prior quarter and $73 million for the second quarter of 2018. The net charge-offs to total average LHFI ratio on an annualized basis was 0.22% for the second quarter of 2019, compared to 0.26% for the prior quarter and 0.20% for the second quarter of 2018. For the first six months of 2019 and 2018, net charge-offs totaled $182 million and $152 million, and the annualized net charge-offs to total average LHFI ratio was 0.24% and 0.21%, respectively. The increase in net charge-offs compared to the first six months of 2018 was due primarily to higher net charge-offs on consumer LHFI.
Looking to the third quarter of 2019, we expect a net charge-offs to total average LHFI ratio of between 25 and 30 basis points. Additionally, we expect the ALLL to period-end LHFI ratio to remain relatively stable, which would result in a provision for loan losses that exceeds net charge-offs, given loan growth.

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

Summary of Credit Losses Experience						Table 6

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2019	2018	% Change [5]	2019	2018	% Change [5]
Allowance for Credit Losses
Balance - beginning of period	$1,709	$1,763	(3)%	$1,684	$1,814	(7)%
Provision/(benefit) for unfunded commitments	4	3	33	1	(7)	NM
Provision for loan losses:
Commercial LHFI	82	17	NM	166	1	NM
Consumer LHFI	41	12	NM	113	66	71
Total provision for loan losses	123	29	NM	279	67	NM
Charge-offs:
Commercial LHFI	(20)	(21)	(5)	(53)	(44)	20
Consumer LHFI	(93)	(80)	16	(185)	(163)	13
Total charge-offs	(113)	(101)	12	(238)	(207)	15
Recoveries:
Commercial LHFI	4	4	—	9	10	(10)
Consumer LHFI	24	24	—	47	45	4
Total recoveries	28	28	—	56	55	2
Net charge-offs	(85)	(73)	16	(182)	(152)	20
Other [1]	—	—	—	(31)	—	NM
Balance - end of period	$1,751	$1,722	2%	$1,751	$1,722	2%
Components:
ALLL				$1,681	$1,650	2%
Unfunded commitments reserve [2]				70	72	(3)
Allowance for credit losses				$1,751	$1,722	2%
Average LHFI	$156,224	$144,156	8%	$155,246	$143,542	8%
Period-end LHFI outstanding				156,589	144,935	8
Ratios:
ALLL to period-end LHFI [3]				1.07%	1.14%	(6)%
ALLL to NPLs [4]				3.15x	2.20x	43
Net charge-offs to total average LHFI	0.22%	0.20%	10	0.24%	0.21%	14
1 Represents the allowance for restructured loans that were transferred from LHFI to LHFS in the first quarter of 2019 and subsequently sold in the second quarter of 2019.
2 The unfunded commitments reserve is recorded in Other liabilities in the Consolidated Balance Sheets.
3 $127 million and $177 million of LHFI measured at fair value at June 30, 2019 and 2018, respectively, were excluded from period-end LHFI in the calculation, as no allowance is recorded for loans measured at fair value. We believe that this presentation more appropriately reflects the relationship between the ALLL and loans that attract an allowance.
4 $2 million and $5 million of NPLs measured at fair value at June 30, 2019 and 2018, were excluded from NPLs in the calculation.
5 "NM" - Not meaningful. Those changes over 100 percent were not considered to be meaningful.

Provision for Credit Losses
The total provision for credit losses includes the provision for loan losses and the provision/(benefit) for unfunded commitments. The provision for loan losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. For the second quarter and first six months of 2019, the total provision for loan losses increased $94 million and $212 million compared to the same periods in 2018. These increases were driven primarily by loan growth.
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

Allowance for Loan and Lease Losses

ALLL by Loan Segment		Table 7
(Dollars in millions)	June 30, 2019	December 31, 2018
ALLL:
Commercial LHFI	$1,202	$1,080
Consumer LHFI	479	535
Total	$1,681	$1,615
Segment ALLL as a % of total ALLL:
Commercial LHFI	72%	67%
Consumer LHFI	28	33
Total	100%	100%
Segment LHFI as a % of total LHFI:
Commercial LHFI	54%	53%
Consumer LHFI	46	47
Total	100%	100%

The ALLL increased $66 million, or 4%, from December 31, 2018, to $1.7 billion at June 30, 2019. The increase was due primarily to loan growth and higher reserves associated with commercial loans. The ALLL to period-end LHFI ratio (excluding loans measured at fair value) increased one basis point from December 31, 2018, to 1.07% at June 30, 2019. The ratio of the ALLL to NPLs (excluding NPLs measured at fair value) increased to 3.15x at June 30, 2019, compared to 3.10x at December 31, 2018, driven primarily by an increase in the ALLL.

NONPERFORMING ASSETS

NPA and TDR Composition and Other Credit Data			Table 8
(Dollars in millions)	June 30, 2019	December 31, 2018	% Change
NPAs:
Commercial NPLs:
C&I	$258	$157	64%
CRE	2	2	—
Total commercial NPLs	260	159	64
Consumer NPLs:
Residential mortgages - nonguaranteed	144	204	(29)
Residential home equity products	109	138	(21)
Residential construction	8	11	(27)
Other direct	10	7	43
Indirect	5	7	(29)
Total consumer NPLs	276	367	(25)
Total nonaccrual LHFI/NPLs [1]	$536	$526	2%
OREO [2]	$55	$54	2%
Other repossessed assets	7	9	(22)
Total NPAs	$598	$589	2%
Accruing LHFI past due 90 days or more	$1,476	$1,652	(11)%
Accruing LHFS past due 90 days or more	2	1	100
TDRs:
Accruing restructured LHFI	$1,787	$2,339	(24)%
Nonaccruing restructured LHFI [1]	209	291	(28)
Ratios:
NPLs to period-end LHFI	0.34%	0.35%	(3)%
NPAs to period-end LHFI, OREO, and other repossessed assets	0.38	0.39	(3)
1 Nonaccruing restructured LHFI are included in total nonaccrual LHFI/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or guaranteed by the VA. Proceeds due from the FHA and the VA are recorded as a receivable in Other assets in the Consolidated Balance Sheets until the property is conveyed and the funds are received. The receivable related to proceeds due from the FHA or the VA totaled $51 million and $50 million at June 30, 2019 and December 31, 2018, respectively.

Problem loans or loans with potential weaknesses, such as nonaccrual loans, loans over 90 days past due and still accruing, and TDR loans held for investment, are disclosed in the NPA table above. Loans with known potential credit problems that may not otherwise be disclosed in this table include accruing criticized commercial loans, which are disclosed along with additional credit quality information in Note 6, “Loans,” to the Consolidated Financial Statements in this Form 10-Q. At June 30, 2019 and December 31, 2018, there were no known significant potential problem loans that are not otherwise disclosed. See the “Critical Accounting Policies” MD&A section of our 2018 Annual Report on Form 10-K for additional information regarding our policy on loans classified as nonaccrual.
NPAs increased $9 million, or 2%, during the first six months of 2019. The increase in NPAs was due to an increase in C&I NPLs during the first six months of 2019, offset largely by decreases in nonguaranteed residential mortgages and home equity NPLs.

Nonperforming Loans
NPLs at June 30, 2019 totaled $536 million, an increase of $10 million, or 2%, from December 31, 2018, driven by an increase in commercial NPLs, offset largely by a decline in consumer

NPLs. The ratio of NPLs to period-end LHFI was 0.34% and 0.35% at June 30, 2019 and December 31, 2018, respectively.
Commercial NPLs increased $101 million, or 64%, during the first six months of 2019, due to an increase in C&I NPLs as a result of borrower downgrades.
Consumer NPLs decreased $91 million, or 25%, from December 31, 2018, driven primarily by lower levels of nonperforming residential mortgages and home equity products due to their return back to accrual status (as a result of forbearance relief provided after hurricanes).
Interest income on consumer nonaccrual loans, if received, is recognized on a cash basis. Interest income on commercial nonaccrual loans is not generally recognized until after the principal amount has been reduced to zero. Interest income recognized on nonaccrual loans (which includes out-of-period interest for certain commercial nonaccrual loans) totaled $3 million and $6 million for the second quarters of 2019 and 2018, and totaled $7 million and $10 million for the first six months of 2019 and 2018, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $9 million and $11 million would have been recognized the second quarters of 2019 and 2018, and $18 million and $22 million for the first six months of 2019 and 2018, respectively.

Other Nonperforming Assets
OREO increased $1 million, or 2%, during the first six months of 2019 to $55 million at June 30, 2019. Sales of OREO resulted in proceeds of $19 million and $36 million during the first six months of 2019 and 2018, resulting in net gains of $2 million and $5 million, respectively, inclusive of valuation reserves.
Most of our OREO properties are located in Florida, Maryland, Virginia, and Georgia. Residential and commercial real estate properties comprised 96% and 2%, respectively, of total OREO at June 30, 2019, with the remainder related to land. Upon foreclosure, the values of these properties were re-evaluated and, if necessary, written down to their then-current estimated fair value less estimated costs to sell. Any further decreases in property values could result in additional losses as they are regularly revalued. See the "Non-recurring Fair Value Measurements" section within Note 17, "Fair Value Election and Measurement," to the Consolidated Financial Statements in this Form 10-Q for additional information.
Gains and losses on the sale of OREO are recorded in Other noninterest expense in the Consolidated Statements of Income. Sales of OREO and the related gains or losses are highly dependent on our disposition strategy. We are actively managing and disposing of these assets to minimize future losses and to comply with regulatory requirements.
Accruing loans past due 90 days or more are included in LHFI and LHFS, and totaled $1.5 billion and $1.7 billion at June 30, 2019 and December 31, 2018, respectively. Of these, 97% were government-guaranteed at both June 30, 2019 and December 31, 2018. Accruing LHFI past due 90 days or more decreased $176 million, or 11%, during the first six months of 2019, driven by a $166 million, or 13%, decrease in guaranteed student loans and a $6 million or 2%, decrease in guaranteed residential mortgages.

Restructured Loans
At June 30, 2019, our total TDR portfolio included in LHFI totaled $2.0 billion and was comprised of $1.9 billion, or 96%, of consumer loans (predominantly first and second lien residential mortgages and home equity lines of credit) and $77 million, or 4%, of commercial loans.
Total TDRs held for investment decreased $634 million, or 24%, from December 31, 2018, due to a $552 million, or 24%, reduction in accruing TDRs and an $82 million, or 28%, decline in nonaccruing TDRs. The reduction in accruing TDRs was driven by our sale of $465 million of TDRs in the second quarter of 2019 for a net gain on sale of $44 million.
Generally, interest income on restructured loans that have met sustained performance criteria and returned to accruing status is recognized according to the terms of the restructuring. Such recognized interest income totaled $21 million and $27 million for the second quarters of 2019 and 2018, and $43 million and $54 million for the first six months of 2019 and 2018, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $24 million and $31 million for the second quarter of 2019 and 2018, and $49 million and $63 million for the first six months of 2019 and 2018, respectively, would have been recognized.
For additional information regarding our restructured loans and associated accounting policies, see Note 1, “Significant Accounting Policies,” and the “Nonperforming Assets” MD&A section of our 2018 Annual Report on Form 10-K, as well as Note 6, “Loans,” to the Consolidated Financial Statements in this Form 10-Q.

SELECTED FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE
The following is a discussion of the more significant financial assets and financial liabilities that are measured at fair value on the Consolidated Balance Sheets at June 30, 2019 and December 31, 2018. For a complete discussion of our financial instruments measured at fair value and the methodologies used to estimate the fair values of our financial instruments, see Note 17, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q as well as in our 2018 Annual Report on Form 10-K.

Trading Assets and Liabilities and Derivative Instruments
Trading assets and derivative instruments increased $1.1 billion, or 20%, compared to December 31, 2018. This increase was due primarily to increases in derivative instruments, trading loans, agency MBS, and federal agency securities, offset partially by decreases in U.S. Treasury securities, CP, and municipal securities. These changes were driven by normal activity in the trading portfolio as we manage our business and continue to meet our clients' needs. Trading liabilities and derivative instruments decreased $310 million, or 19%, compared to December 31, 2018, driven by decreases in U.S. Treasury securities and derivative instruments, offset partially by an increase in corporate and other debt securities. For composition and valuation assumptions related to our trading products, as well as additional information on our derivative instruments, see Note 4, “Trading Assets and Liabilities and Derivative Instruments,” Note 16, “Derivative Financial Instruments,” and Note 17, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q. Also, for a discussion of market risk associated with our trading activities, refer to the “Market Risk Management—Market Risk from Trading Activities” section in this MD&A and in our 2018 Annual Report on Form 10-K.

Investment Securities

Investment Securities Portfolio Composition				Table 9
	June 30, 2019
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities AFS:
U.S. Treasury securities	$4,261	$84	$—	$4,345
Federal agency securities	140	1	—	141
U.S. states and political subdivisions	582	9	1	590
MBS - agency residential	22,915	394	17	23,292
MBS - agency commercial	2,999	70	8	3,061
MBS - non-agency commercial	1,009	37	—	1,046
Corporate and other debt securities	12	—	—	12
Total securities AFS	$31,918	$595	$26	$32,487

	December 31, 2018
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities AFS:
U.S. Treasury securities	$4,277	$—	$66	$4,211
Federal agency securities	221	2	2	221
U.S. states and political subdivisions	606	4	21	589
MBS - agency residential	23,161	128	425	22,864
MBS - agency commercial	2,688	8	69	2,627
MBS - non-agency commercial	943	—	27	916
Corporate and other debt securities	14	—	—	14
Total securities AFS	$31,910	$142	$610	$31,442

The investment securities portfolio is managed as part of our overall liquidity management and ALM process to optimize income and portfolio value over an entire interest rate cycle while mitigating the associated risks. Changes in the size and composition of the portfolio reflect our efforts to maintain a high quality, liquid portfolio, while managing our interest rate risk profile.
The amortized cost of the portfolio increased $8 million during the six months ended June 30, 2019, due primarily to increased holdings of commercial MBS, offset largely by decreased holdings of agency residential MBS, federal agency securities, and municipal securities. The fair value of the securities AFS portfolio increased $1.0 billion during the six months ended June 30, 2019, due to a decline in market interest rates. At June 30, 2019, the overall securities AFS portfolio was in a $569 million net unrealized gain position, compared to a net unrealized loss position of $468 million at December 31, 2018. The securities AFS portfolio had an effective duration of 3.8 years at June 30, 2019 compared to 4.6 years at December 31, 2018.
Net realized losses on the sale of securities AFS totaled $42 million for the three and six months ended June 30, 2019, driven by the repositioning of approximately $3.0 billion of our securities AFS portfolio in the second quarter of 2019. The net impact of this securities repositioning is expected to be relatively immaterial to our earnings going forward. For the three and six months ended June 30, 2018, net realized gains on the sale of securities AFS were immaterial. No OTTI credit losses were recognized in earnings for the three and six months ended June 30, 2019 and 2018. For additional information on our accounting policies, composition, and valuation assumptions related to the securities AFS portfolio, see Note 1, “Significant Accounting Policies,” and the “Trading Assets and Derivative Instruments and Investment Securities” section of Note 20, “Fair Value Election and Measurement,” in our 2018 Annual Report on Form 10-K, as well as Note 5, “Investment Securities,” to the Consolidated Financial Statements in this Form 10-Q.
For the three months ended June 30, 2019, the average yield on the securities AFS portfolio was 2.80%, compared to 2.66% for the three months ended June 30, 2018. For the six months ended June 30, 2019, the average yield on the securities AFS portfolio was 2.79%, compared to 2.64% for the six months ended June 30, 2018. The increases in average yield were due primarily to higher benchmark interest rates and the aforementioned repositioning of the securities AFS portfolio, offset partially by higher premium amortization.
The credit quality and liquidity profile of our investment securities portfolio remained strong at June 30, 2019. Over the longer term, the size and composition of the investment securities portfolio will reflect balance sheet trends and our overall liquidity objectives. Accordingly, the size and composition of the investment securities portfolio could change over time.

BORROWINGS
Short-Term Borrowings
Short-term borrowings include funds purchased, securities sold under agreements to repurchase, and other short-term borrowings. Our short-term borrowings at June 30, 2019 increased $752 million, or 9%, from December 31, 2018, driven primarily by a $2.5 billion increase in other short-term borrowings, offset largely by a $1.8 billion decrease in funds purchased. The increase in other short-term borrowings was due primarily to a $2.3 billion increase in outstanding short-term FHLB advances.
Long-Term Debt
During the six months ended June 30, 2019, our long-term debt increased by $5.1 billion, or 34%. This increase was driven by our first half of 2019 debt issuances of $3.3 billion (summarized in Table 10) as well as a $2.5 billion increase in outstanding long-term FHLB advances.

First Half of 2019 Debt Issuances	Table 10
Description	Principal Amount (Dollars in millions)
Bank issuances:
3-year fixed rate senior notes	$1,350
5-year fixed rate senior notes	1,250
3-year floating rate senior notes	650
Total	$3,250

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
In the third quarter of 2017, the OCC, FRB, and FDIC issued two NPRs in an effort to simplify certain aspects of the capital rules, a Transitions NPR and a Simplifications NPR. The Transitions NPR proposed to extend certain transition provisions in the capital rules for banks with less than $250 billion in total consolidated assets. The Transitions NPR was finalized in November 2017, resulting in the MSR risk weight of 100% being extended. The rule became effective on January 1, 2018. The Simplifications NPR would simplify the capital treatment for certain acquisition, development, and construction loans, mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions, and minority interest, and would reinstate the 250% risk weighting for MSRs as outlined in the original Basel III capital rules. The Simplifications NPR was finalized on July 9, 2019, and will be effective April 1, 2020.

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
In September 2018, the OCC, FRB, and FDIC issued an NPR that would revise the definition of high volatility commercial real estate exposure (“HVCRE”) to conform to the statutory definition of a high volatility commercial real estate acquisition, development, or construction loan, in accordance with the EGRRCPA. The revised definition would exclude any loans made prior to January 1, 2015, and certain other loans currently classified as HVCRE. We adopted this revised definition of HVCRE effective March 31, 2019.
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
Also in October 2018, the OCC, FRB, and FDIC issued an NPR that introduced a new approach for calculating the exposure amount of derivative contracts for regulatory capital purposes, the standardized approach for counterparty credit risk (“SA-CCR”). If finalized, we could elect to utilize the SA-CCR in place of the current exposure methodology for determining counterparty credit risk exposures, as the SA-CCR would be optional for non-advanced approaches banking institutions such as us.

Table 11 presents the Company’s Basel III regulatory capital metrics:

Regulatory Capital Metrics [1]		Table 11
(Dollars in millions)	June 30, 2019	December 31, 2018
Regulatory capital:
CET1	$17,864	$17,258
Tier 1 capital	19,912	19,306
Total capital	23,184	22,517
Assets:
RWA	$194,397	$187,380
Average total assets for leverage ratio	215,340	208,482
Risk-based ratios [2]:
CET1	9.19%	9.21%
Tier 1 capital	10.24	10.30
Total capital	11.93	12.02
Leverage	9.25	9.26
Total shareholders’ equity to assets	11.63	11.26
1 We calculated these measures based on the methodology specified by our primary regulator, which may differ from the calculations used by other financial services companies that present similar metrics.
2 Basel III capital ratios are calculated under the standardized approach using regulatory capital methodology applicable to us for each period presented.

Our CET1 ratio decreased slightly compared to December 31, 2018, driven primarily by growth in risk weighted assets, offset partially by an increase in retained earnings. The Tier 1 capital and Total capital ratios also declined compared to December 31, 2018, due to the aforementioned impacts to our CET1 ratio. At June 30, 2019, our capital ratios were well above current regulatory requirements. See Note 15, “Capital,” to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K for additional information regarding our regulatory capital adequacy requirements and metrics.
Capital Actions
We declared and paid common stock dividends of $444 million, or $1.00 per common share, for the six months ended June 30, 2019, compared to $374 million, or $0.80 per common share, for the six months ended June 30, 2018. Additionally, we declared dividends on our preferred stock of $51 million and $55 million during the six months ended June 30, 2019 and 2018, respectively.
Various regulations administered by federal and state bank regulatory authorities restrict the Bank’s ability to distribute its retained earnings. At June 30, 2019 and December 31, 2018, the Bank’s capacity to pay cash dividends to the Parent Company under these regulations totaled approximately $1.9 billion and $2.2 billion, respectively.
During the first quarter of 2019, we repurchased $250 million of our outstanding common stock under our 2018 capital plan pursuant to an SEC Rule 10b5-1 repurchase plan entered into on November 6, 2018. At June 30, 2019, we had $500 million of unused common stock repurchase capacity remaining under the 2018 capital plan, which effectively expired on June 30, 2019 as we did not utilize this remaining share repurchase capacity in view of the Merger. Also, in March 2019, our Board Risk Committee approved our 2019 internal capital plan, and in April 2019, we submitted certain required schedules to the Federal

Reserve to support our 2019 internal capital plan, which included a proposed dividend increase. Subject to Board approval, we plan to increase our quarterly common stock dividend by 12%, to $0.56 per share, beginning in the third quarter of 2019.
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

Net Interest Income Asset Sensitivity		Table 12

	Estimated % Change in Net Interest Income Over Twelve Months [1]
	June 30, 2019	December 31, 2018
Rate Change
+200 bps	1.8%	2.3%
+100 bps	1.2%	1.2%
-50 bps	(1.5)%	(0.9)%
1 Estimated % change of net interest income is reflected on a non-FTE basis.

Net interest income asset sensitivity at June 30, 2019 remained relatively stable compared to December 31, 2018, as growth in floating rate loans was offset by an increase in floating rate liabilities. See additional discussion related to net interest income in the "Net Interest Income/Margin" section of this MD&A.
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
Market Risk from Trading Activities
Table 13 presents VAR and Stressed VAR for the three and six months ended June 30, 2019 and 2018, as well as VAR by Risk Factor at June 30, 2019 and 2018.

Value at Risk Profile			Table 13

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2019	2018	2019	2018
VAR (1-day holding period):
Period end	$2	$2	$2	$2
High	3	3	3	3
Low	1	2	1	1
Average	2	2	2	2
Stressed VAR (10-day holding period):
Period end	$64	$89	$64	$89
High	120	103	127	103
Low	22	58	22	25
Average	56	76	56	63
VAR by Risk Factor at period end (1-day holding period):
Equity risk			$2	$2
Interest rate risk			2	2
Credit spread risk			2	3
VAR total at period end (1-day diversified)			2	2
The trading portfolio’s VAR profile, presented in Table 13, is influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. Notwithstanding normal variations in the VAR associated with individual risk factors, average daily VAR as well as period end VAR for the three and six months ended June 30, 2019 remained unchanged compared to the same periods in 2018. Average and period end Stressed VAR remained within historic ranges and decreased for the three and six months ended June 30, 2019 compared to the same periods in 2018, reflecting lower stressed exposures associated with our equity derivatives portfolio. The trading portfolio of covered positions did not contain any correlation trading positions during the six months ended June 30, 2019 or 2018.
In accordance with the Market Risk Rule, we evaluate the accuracy of our VAR model through daily backtesting by comparing aggregate daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) from covered positions with the corresponding daily VAR-based measures generated by the model. As illustrated in the following graph, there were two firmwide VAR backtesting exceptions during the twelve months ended June 30, 2019. These two backtesting exceptions were driven primarily by credit spread widening during the broader sell-off in equity and credit markets during the latter half of December 2018, which impacted our corporate credit trading portfolio of bonds and loans. The total number of firmwide VAR backtesting exceptions over the preceding twelve months is used to determine the multiplication factor for the VAR-based capital requirement under the Market Risk Rule. The capital multiplication factor increases from a minimum of three to a maximum of four, depending on the number of exceptions. There was no change in the capital multiplication factor over the preceding twelve months.

Firmwide VAR Backtesting
$3
$2
$1
$0
($1)
($2)
($3)
($4)
($5)
$ Millions
Jul-18
Aug-18
Sep-18
Oct-18
Nov-18
Dec-18
Jan-19
Feb-19
Mar-19
Apr-19
May-19
Jun-19
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

Liquidity Risk Management
LCR requirements under Regulation WW require large U.S. banking organizations to hold unencumbered high-quality liquid assets sufficient to withstand projected 30-day total net cash outflows, each as defined under the LCR rule. Our average month-end LCR was 112% for the second quarter of 2019, which was above the 100% minimum regulatory requirement.
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
Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. The Bank borrows from the money markets using instruments such as Fed Funds, Eurodollars, and securities sold under agreements to repurchase. At June 30, 2019, the Bank retained a material cash position in its Federal Reserve account. The Parent Company also retained a material cash position in its account with the Bank in accordance with our policies and risk limits, discussed in greater detail below.
Sources of Funds. Our primary source of funds is a large, stable deposit base. Core deposits, predominantly made up of consumer and commercial deposits originated primarily from our retail branch network and Wholesale client base, are our largest and most cost-effective source of funding. Total deposits decreased to $161.1 billion at June 30, 2019, from $162.6 billion at December 31, 2018.
We also maintain access to diversified sources for both secured and unsecured wholesale funding. These uncommitted sources include Fed Funds purchased from other financial institutions, securities sold under agreements to repurchase, FHLB advances, and Global Bank Notes. Aggregate borrowings increased to $29.7 billion at June 30, 2019, from $23.8 billion at December 31, 2018. These additional borrowings include a mix of both secured and unsecured funding and have primarily been used to support loan growth.
The Bank and Parent Company maintain programs to access the debt capital markets. The Parent Company maintains an SEC shelf registration from which it may issue senior or subordinated notes and various capital securities, such as common or preferred stock. In August 2018, our Board approved a new SEC shelf registration, which authorized the issuance of up to $6.0 billion of such securities, of which $5.9 billion of issuance capacity remained available at June 30, 2019.
The Bank maintains a Global Bank Note program under which it may issue senior or subordinated debt with various terms. In the second quarter of 2019, we issued $1.35 billion of 3-year fixed rate senior notes and $650 million of 3-year floating rate senior notes under this program. At June 30, 2019, the Bank retained $28.2 billion of remaining capacity to issue notes under the Global Bank Note program. Refer to Table 10 in the “Borrowings” section for details regarding Bank debt issuances completed during the first half of 2019.
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
As illustrated in Table 14, Moody’s assigned a “Review for Upgrade” outlook on our credit rating, S&P assigned a “Credit Watch Positive” outlook, and Fitch assigned a “Rating Watch Positive” outlook. Future credit rating downgrades are possible, although not currently anticipated, given these current credit rating outlooks.

Credit Ratings and Outlook			Table 14
June 30, 2019
	Moody’s	S&P	Fitch
SunTrust Banks, Inc.:
Senior debt	Baa1	BBB+	A-
Preferred stock	Baa3	BB+	BB

SunTrust Bank:
Long-term deposits	A1	A-	A
Short-term deposits	P-1	A-2	F1
Senior debt	Baal	A-	A-
Outlook	Review for Upgrade	Credit Watch Positive	Rating Watch Positive
Our investment securities portfolio is a store of liquidity that is managed as part of our overall liquidity management and ALM process to optimize income and portfolio value, maintaining the majority of securities in liquid and high-grade asset classes, such as agency MBS, agency debt, and U.S. Treasury securities; nearly all of these securities qualify as high-quality liquid assets under the U.S. LCR Final Rule. At June 30, 2019, our securities AFS portfolio contained $28.9 billion of unencumbered, high-quality liquid securities at market value.
As mentioned above, we evaluate contingency funding scenarios to anticipate and manage the likely impact of impaired capital markets access and other adverse liquidity circumstances. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of contingency liquidity. These contingency liquidity sources include available cash reserves, the ability to sell, pledge, or borrow against unencumbered securities in our investment portfolio, the capacity to borrow from the FHLB system or the Federal Reserve discount window, and the ability to sell or securitize certain loan portfolios. Table 15 presents our contingency liquidity sources for the second quarters of 2019 and 2018. These sources exceed our contingency liquidity needs as measured in our contingency funding scenarios.

Contingency Liquidity Sources				Table 15

	As of		Average for the Three Months Ended ¹
(Dollars in billions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Excess reserves	$1.6	$3.4	$2.1	$2.1
Free and liquid investment portfolio securities	28.9	27.5	28.7	27.8
Unused FHLB borrowing capacity	17.9	25.3	17.7	24.6
Unused discount window borrowing capacity	24.1	18.7	23.7	18.2
Total	$72.5	$74.9	$72.2	$72.7
1 Average based upon month-end data, except excess reserves, which is based upon a daily average.

Federal Home Loan Bank and Federal Reserve Bank Stock. We previously acquired capital stock in the FHLB of Atlanta as a precondition for becoming a member of that institution. As a member, we are able to take advantage of competitively priced advances as a wholesale funding source and to access grants and low-cost loans for affordable housing and community development projects, among other benefits. At June 30, 2019, we held $429 million of capital stock in the FHLB of Atlanta, an increase of $202 million compared to December 31, 2018 due to increased holdings in short-term and long-term FHLB advances over the same period. For the three and six months ended June 30, 2019, we recognized $6 million and $8 million of dividend income related to FHLB capital stock, respectively. For the three and six months ended June 30, 2018, we recognized an immaterial amount of dividend income related to FHLB capital stock.
Similarly, to remain a member of the Federal Reserve System, we are required to hold a certain amount of capital stock, determined as either a percentage of the Bank’s capital or as a percentage of total deposit liabilities. At both June 30, 2019 and December 31, 2018, we held $403 million of Federal Reserve Bank of Atlanta stock. For both the three months ended June 30, 2019 and 2018, we recognized an immaterial amount of dividend income related to Federal Reserve Bank of Atlanta stock. For the six months ended June 30, 2019 and 2018, we recognized $4 million and $6 million in dividend income related to Federal Reserve Bank of Atlanta stock, respectively.

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

Other Liquidity Considerations. As presented in Table 16, we had an aggregate potential obligation of $100.2 billion to our clients in unused lines of credit at June 30, 2019. Commitments to extend credit are arrangements to lend to clients who have complied with predetermined contractual obligations. We also had $2.6 billion in letters of credit outstanding at June 30, 2019, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Approximately $122 million of these letters were available to support variable rate demand obligations at June 30, 2019. Unused commercial lines of credit increased since December 31, 2018, driven by an increase in commercial line of credit commitments. Residential mortgage commitments also increased since December 31, 2018, driven by IRLC volume outpacing closed loan volume. Average unused CRE lines of credit for the second quarter of 2019 increased year-over-year, driven by an increase in CRE line of credit commitments during the fourth quarter of 2018 and the first half of 2019.

Unfunded Lending Commitments				Table 16
	As of		Average for the Three Months Ended
(Dollars in millions)	June 30, 2019	December 31, 2018	June 30, 2019	June 30, 2018
Unused lines of credit:
Commercial	$66,973	$63,779	$65,482	$61,938
Residential mortgage commitments [1]	5,348	2,739	4,248	3,610
Home equity lines	10,550	10,338	10,537	10,151
CRE [2]	6,273	5,307	5,957	3,940
Credit card	11,102	10,852	11,067	10,593
Total unused lines of credit	$100,246	$93,015	$97,291	$90,232

Letters of credit:
Financial standby	$2,559	$2,769	$2,636	$2,605
Performance standby	58	102	74	110
Commercial	26	38	25	23
Total letters of credit	$2,643	$2,909	$2,735	$2,738
1 Includes residential mortgage IRLCs with notional balances of $3.1 billion and $992 million at June 30, 2019 and December 31, 2018, respectively.
2 Includes commercial mortgage IRLCs and other commitments with notional balances of $708 million and $360 million at June 30, 2019 and December 31, 2018, respectively.
Other Market Risk
Except as discussed below, there have been no significant changes to other market risks from those described in our 2018 Annual Report on Form 10-K.
We measure our residential MSRs at fair value on a recurring basis and hedge the risk associated with changes in fair value. Residential MSRs totaled $1.7 billion and $2.0 billion at June 30, 2019 and December 31, 2018, respectively, and are managed and monitored as part of a comprehensive risk governance process, which includes established risk limits.
We originated residential MSRs with fair values at the time of origination of $76 million and $139 million during the three and six months ended June 30, 2019 and $74 million and $149 million during the three and six months ended June 30, 2018, respectively. Additionally, no residential MSRs were purchased during the three and six months ended June 30, 2019 or the three months ended June 30, 2018. We purchased residential MSRs with a fair value of approximately $75 million during the six months ended June 30, 2018.
We recognized mark-to-market decreases in the fair value of our residential MSRs of $242 million and $404 million during the three and six months ended June 30, 2019, and a decrease of $30 million and an increase of $26 million during the three and six months ended June 30, 2018, respectively. Changes in fair value include the decay resulting from the realization of monthly net servicing cash flows. We recognized net losses related to residential MSRs, inclusive of fair value changes and related hedges, of $85 million and $133 million for the three and six months ended June 30, 2019 and $67 million and $120 million for the three and six months ended June 30, 2018, respectively. Compared to the prior year periods, the increase in net losses related to residential MSRs was driven primarily by higher decay combined with lower net hedge performance in the current periods. Commercial MSRs are not measured at fair value on a recurring basis, and therefore, are not subject to the same market risks associated with residential MSRs.

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
Contractual Obligations
In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on time deposits, borrowings, tax credit investments, and certain lease arrangements, as well as commitments to lend to clients and to fund capital expenditures and service contracts.
Except for changes in unfunded lending commitments (presented in Table 16 of this MD&A), time deposits (presented in Table 1 of this MD&A), borrowings (presented in the “Borrowings” section of this MD&A), leases (disclosed in Note 10, “Leases,” to the Consolidated Financial Statements in this Form 10-Q), commitments to fund tax credit investments (disclosed in Note 11, “Certain Transfers of Financial Assets and Variable Interest Entities,” to the Consolidated Financial Statements in this Form 10-Q), and pension and other postretirement benefit plans (disclosed in Note 14, “Employee Benefit Plans,” to the Consolidated Financial Statements in this Form 10-Q), there have been no material changes in our contractual obligations from those disclosed in our 2018 Annual Report on Form 10-K.

BUSINESS SEGMENT RESULTS
Six Months Ended June 30, 2019 versus Six Months Ended June 30, 2018
Consumer
Consumer reported net income of $740 million for the six months ended June 30, 2019, an increase of $62 million, or 9%, compared to the same period in 2018. The increase was driven primarily by higher net interest income and noninterest income, offset partially by higher provisions for credit losses and income taxes and higher noninterest expense.
Net interest income was $2.2 billion, an increase of $124 million, or 6%, compared to the same period in 2018, driven by an increase in average LHFI and deposit balances and improved spreads on deposit balances. Net interest income related to deposits increased $72 million, or 6%, driven by a 9 basis point increase in deposit spreads and a $2.0 billion, or 2%, increase in average consumer and commercial deposit balances. Deposit balance growth was driven by increases in CDs and NOW accounts, offset partially by a decline in money market accounts. Net interest income related to LHFI increased $44 million, or 6%, driven primarily by a $4.2 billion, or 6%, increase in average LHFI balances, while spreads on loan balances remained flat. Consumer loan growth was driven by increases in consumer direct and indirect loans, residential mortgages, and guaranteed student loans, offset partially by declines in home equity products and personal credit lines.
Provision for credit losses was $127 million, an increase of $62 million, or 95%, compared to the same period in 2018. The increase was driven primarily by higher net charge-offs and loan growth.
Total noninterest income was $936 million, an increase of $33 million, or 4%, compared to the same period in 2018. The increase was driven primarily by a $44 million gain on the sale of accruing TDRs and an increase in mortgage-related income, offset partially by lower client transaction-related fee income.
Total noninterest expense was $2.0 billion, an increase of $10 million, or 1%, compared to the same period in 2018. The increase was driven primarily by higher operating losses due to favorable developments with certain legal matters in the first half of 2018, fixed asset write-downs, and increased escrow deposit referral fees. These increases were offset partially by lower personnel expenses and other corporate overhead allocations.
Wholesale
Wholesale reported net income of $625 million for the six months ended June 30, 2019, a decrease of $93 million, or 13%, compared to the same period in 2018. The decrease was due to higher provision for credit losses and higher noninterest expense, offset partially by higher net interest income and noninterest income.
Net interest income was $1.1 billion, an increase of $40 million, or 4%, compared to the same period in 2018, driven primarily by an increase in average LHFI balances and improved equity spreads. Net interest income related to deposits decreased $13 million, or 3%, as a result of decreased deposit volumes.

Average consumer and commercial deposit balances decreased $1.3 billion, or 3%, as a result of decreases in non-interest-bearing commercial DDAs and money market accounts, offset partially by increases in interest-bearing commercial DDAs and CD balances. Net interest income related to LHFI increased $46 million, or 8%, as a result of an increase in average LHFI balances, offset by a decrease in loan spreads. Average LHFI increased $7.5 billion, or 11%, primarily in C&I and CRE loans. Net interest income related to equity increased $21 million, or 20%, due to higher equity spreads.
Provision for credit losses was $152 million, an increase of $157 million compared to the same period in 2018, driven primarily by loan growth.
Total noninterest income was $769 million, an increase of $41 million, or 6%, compared to the same period in 2018. The increase was due largely to higher trading income primarily attributable to fixed income, structured real estate gains, and higher tax credits, offset partially by a decrease in investment banking income.
Total noninterest expense was $919 million, an increase of $46 million, or 5%, compared to the same period in 2018. The increase was due primarily to higher outside processing and software expenses as well as higher other corporate overhead allocations.
Corporate Other
Corporate Other net income was a net loss of $99 million for the six months ended June 30, 2019, a decrease of $115 million compared to the same period in 2018. The decrease in net income was due primarily to lower net interest income.
Net interest income was a net expense of $148 million, a decrease of $84 million compared to the same period in 2018. The decrease was driven primarily by lower commercial loan swap income resulting from higher benchmark interest rates. Average short-term borrowings increased $5.0 billion, and average long-term debt increased $6.0 billion, or 63%, driven by balance sheet management activities.
Total noninterest income was $196 million, an increase of $132 million, compared to the same period in 2018. The increase was due primarily to the $205 million insurance settlement benefit related to financial crisis-era related claims, offset partially by $42 million net securities losses related to a repositioning of our securities AFS portfolio.
Total noninterest expense was $216 million for the six months ended June 30, 2019. The increase of $265 million compared to the same period in 2018 was due to a $205 million charitable contribution to the SunTrust Foundation and $53 million of Merger-related costs. These expenses were related to merger and acquisition advisory fees and legal costs.

See Note 19, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q for a description of our business segments, basis of presentation, internal management reporting methodologies, and additional information.

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures				Table 17
(Dollars in millions and shares in thousands, except per share data)
	Three Months Ended June 30		Six Months Ended June 30
Selected Financial Data	2019	2018	2019	2018
Summary of Operations:
Interest income	$2,021	$1,759	$4,008	$3,427
Interest expense	486	271	930	499
Net interest income	1,535	1,488	3,078	2,928
Provision for credit losses	127	32	280	60
Net interest income after provision for credit losses	1,408	1,456	2,798	2,868
Noninterest income	1,025	829	1,810	1,626
Noninterest expense	1,638	1,390	3,128	2,807
Income before provision for income taxes	795	895	1,480	1,687
Provision for income taxes	105	171	208	318
Net income attributable to noncontrolling interest	2	2	4	4
Net income	$688	$722	$1,268	$1,365
Net income available to common shareholders	$663	$697	$1,217	$1,310
Net interest income-FTE [1]	$1,557	$1,510	$3,123	$2,971
Total revenue	2,560	2,317	4,888	4,554
Total revenue-FTE [1]	2,582	2,339	4,933	4,597
Net securities (losses)/gains	(42)	—	(42)	1
Net income per average common share:
Diluted	$1.48	$1.49	$2.72	$2.78
Basic	1.49	1.50	2.74	2.80
Dividends declared per common share	0.50	0.40	1.00	0.80
Book value per common share			53.47	47.70
Tangible book value per common share [2]			39.54	34.40
Market capitalization			27,896	30,712
Market price per common share (NYSE trading symbol “STI”):
High	$66.27	$71.14	$67.25	$73.37
Low	59.56	65.08	49.78	64.32
Close	62.85	66.02	62.85	66.02
Selected Average Balances:
Total assets	$220,827	$204,548	$219,124	$204,341
Earning assets	197,395	184,566	195,898	183,725
LHFI	156,224	144,156	155,246	143,542
Intangible assets including residential MSRs	8,271	8,355	8,332	8,300
Residential MSRs	1,860	1,944	1,922	1,889
Consumer and commercial deposits	159,854	158,957	159,887	159,063
Preferred stock	2,025	2,025	2,025	2,206
Total shareholders’ equity	25,209	24,095	24,840	24,349
Average common shares - diluted	446,391	469,339	446,526	471,468
Average common shares - basic	443,806	465,529	443,687	467,117
Financial Ratios (Annualized):
ROA	1.25%	1.42%	1.17%	1.35%
ROE	11.51	12.73	10.80	11.98
ROTCE [3]	15.73	17.74	14.85	16.67
Net interest margin	3.12	3.23	3.17	3.21
Net interest margin-FTE [1]	3.16	3.28	3.22	3.26
Efficiency ratio [4]	64.00	59.98	63.99	61.63
Efficiency ratio-FTE [1,4]	63.45	59.41	63.40	61.06
Tangible efficiency ratio-FTE [1,4,5]	62.77	58.69	62.74	60.37
Adjusted tangible efficiency ratio-FTE [1,4,5,6]	58.99	58.69	59.88	60.37
Total average shareholders’ equity to total average assets	11.42	11.78	11.34	11.92
Tangible common equity to tangible assets [7]			8.13	7.96
Common dividend payout ratio			33.5	26.7

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)

Selected Financial Data (continued)	Six Months Ended June 30
Capital Ratios at period end [8]:	2019	2018
CET1	9.19%	9.72%
Tier 1 capital	10.24	10.86
Total capital	11.93	12.67
Leverage	9.25	9.82

(Dollars in millions, except per share data)	Three Months Ended June 30		Six Months Ended June 30
Reconcilement of Non-U.S. GAAP Measures	2019	2018	2019	2018
Net interest margin	3.12%	3.23%	3.17%	3.21%
Impact of FTE adjustment	0.04	0.05	0.05	0.05
Net interest margin-FTE [1]	3.16%	3.28%	3.22%	3.26%

Efficiency ratio [4]	64.00%	59.98%	63.99%	61.63%
Impact of FTE adjustment	(0.55)	(0.57)	(0.59)	(0.57)
Efficiency ratio-FTE [1,4]	63.45	59.41	63.40	61.06
Impact of excluding amortization related to intangible assets and certain tax credits	(0.68)	(0.72)	(0.66)	(0.69)
Tangible efficiency ratio-FTE [1,4,5]	62.77	58.69	62.74	60.37
Impact of excluding unusual or infrequent items	(3.78)	—	(2.86)	—
Adjusted tangible efficiency ratio-FTE [1,4,5,6]	58.99%	58.69%	59.88%	60.37%

ROE	11.51%	12.73%	10.80%	11.98%
Impact of removing average intangible assets other than residential and commercial MSRs from average common shareholders' equity, and removing related pre-tax amortization expense from net income available to common shareholders	4.22	5.01	4.05	4.69
ROTCE [3]	15.73%	17.74%	14.85%	16.67%

Net interest income	$1,535	$1,488	$3,078	$2,928
FTE adjustment	22	22	45	43
Net interest income-FTE [1]	1,557	1,510	3,123	2,971
Noninterest income	1,025	829	1,810	1,626
Total revenue-FTE [1]	$2,582	$2,339	$4,933	$4,597

Diluted net income per average common share	$1.48	$1.49	$2.72	$2.78
Impact of excluding Merger-related impacts	0.03	—	0.11	—
Adjusted diluted net income per average common share [7]	$1.51	$1.49	$2.83	$2.78

(Dollars in millions, except per share data)			June 30, 2019	June 30, 2018
Total shareholders’ equity			$25,862	$24,316
Goodwill, net of deferred taxes [10]			(6,168)	(6,172)
Other intangible assets (including residential and commercial MSRs)			(1,796)	(2,036)
Residential and commercial MSRs			1,783	2,022
Tangible equity [8]			19,681	18,130
Noncontrolling interest			(103)	(103)
Preferred stock			(2,025)	(2,025)
Tangible common equity [8]			$17,553	$16,002

Total assets			$222,288	$207,505
Goodwill			(6,331)	(6,331)
Other intangible assets (including residential and commercial MSRs)			(1,796)	(2,036)
Residential and commercial MSRs			1,783	2,022
Tangible assets			$215,944	$201,160
Tangible common equity to tangible assets [8]			8.13%	7.96%
Tangible book value per common share [2]			$39.54	$34.40

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)

(Dollars in millions)
Reconciliation of PPNR [11]	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Income before provision for income taxes	$795	$1,480
Provision for credit losses	127	280
Less:
Net securities (losses)/gains	(42)	(42)
PPNR	$964	$1,802

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

[6]
We present Adjusted tangible efficiency ratio-FTE, which excludes the $205 million charitable contribution to the SunTrust Foundation recognized in the second quarter of 2019, the $205 million insurance settlement benefit related to financial crisis-era related claims recognized in the second quarter of 2019, and $14 million and $59 million of Merger-related impacts recognized during the three and six months ended June 30, 2019, respectively. We believe this measure is useful to investors because it removes the effect of unusual or infrequent items impacting the periods' results and is more reflective of normalized operations and results that are primarily client relationship and client transaction driven. Removing these items also allows investors to more easily compare our tangible efficiency to other companies in the industry that may not have had similar items impacting their results. Additional details on the Merger can be found in our 2018 Annual Report on Form 10-K.

[7]
We present Adjusted diluted net income per average common share, which excludes $14 million and $59 million of Merger-related impacts recognized during the three and six months ended June 30, 2019, respectively. We believe this measure is useful to investors because it removes the effect of unusual or infrequent Merger-related impacts included in the periods' results and is more reflective of normalized operations and results that are primarily client relationship and client transaction driven. Removing these Merger-related impacts also allows investors to more easily compare our results to other companies in the industry that may not have had similar items impacting their results. Additional details on these items and the Merger can be found in the “Noninterest Expense” section of this MD&A and our 2018 Annual Report on Form 10-K.

[8]
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

[9]
Basel III capital ratios are calculated under the standardized approach using regulatory capital methodology applicable to us for each period presented. Refer to the “Capital Resources” section of this MD&A for additional regulatory capital information.

[10]	Net of deferred taxes of $163 million and $159 million at June 30, 2019 and 2018, respectively.

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
Evaluation of Disclosure Controls and Procedures
The Company's management conducted an evaluation, under the supervision and with the participation of its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) at June 30, 2019. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the

CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at June 30, 2019.

Changes in Internal Control over Financial Reporting
Effective January 1, 2019, the Company adopted ASC Topic 842, Leases, and implemented relevant changes to its control activities and processes to monitor and maintain appropriate internal controls over financial reporting. There were no other changes to the Company’s internal control over financial reporting during the six months ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Refer to the Company's 2018 Annual Report on Form 10-K for additional information.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) :

Issuer Purchases of Equity Securities				Table 18
	Common Stock [1,2]
	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Equity that May Yet Be Purchased Under the Plans or Programs at Period End (in millions)
January 1 - 31	4,578,864	$54.60	4,578,864	$500
February 1 - 28	—	—	—	500
March 1 - 31	—	—	—	500
Total during first quarter of 2019	4,578,864	54.60	4,578,864	500

April 1 - 30	—	—	—	500
May 1 - 31	—	—	—	500
June 1 - 30	—	—	—	500
Total during second quarter of 2019	—	—	—	500

Total year-to-date 2019	4,578,864	$54.60	4,578,864	$500
1 The principal market in which SunTrust common stock is traded is the NYSE (trading symbol “STI”).
2 During the three and six months ended June 30, 2019, no shares of SunTrust common stock were surrendered by participants in SunTrust's employee stock option plans, where participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock that the participant already owns. SunTrust considers any such shares surrendered by participants in SunTrust's employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs.

On June 28, 2018, the Company announced that the Federal Reserve had no objections to the repurchase of up to $2.0 billion of the Company's outstanding common stock to be completed between July 1, 2018 and June 30, 2019, as part of the Company's 2018 capital plan submitted in connection with the 2018 CCAR.
During the first quarter of 2019, the Company repurchased $250 million of its outstanding common stock at market value as part of the publicly announced 2018 capital plan, pursuant to an SEC Rule 10b5-1 repurchase plan entered into on November 6, 2018. During the second quarter of 2019, the Company had $500 million of unused common stock repurchase capacity remaining under its 2018 capital plan (reflected in the table above), which effectively expired on June 30, 2019 as the

Company did not utilize this remaining share repurchase capacity in view of the Merger.
The Company did not repurchase any shares of its Series A Preferred Stock, Series B Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, or Series H Preferred Stock during the first six months of 2019, and at June 30, 2019, there was no unused Board authority to repurchase any shares of its Series A Preferred Stock, Series B Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, or Series H Preferred Stock.
Refer to the Company's 2018 Annual Report on Form 10-K for additional information regarding the Company's equity securities.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

Exhibit Number	Description	Location
2	Agreement and Plan of Merger, dated February 7, 2019, by and between registrant and BB&T Corporation, incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed February 13, 2019, as amended by the First Amendment to Agreement and Plan of Merger by and between registrant and BB&T Corporation, dated as of June 14, 2019, incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed June 14, 2019.	(1)

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
		(1)

3.2	Bylaws of the Registrant, as amended and restated on October 15, 2018, incorporated by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K filed October 15, 2018.	(1)

10.1*	Form Executive Severance Plan Letter Agreement, incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed April 12, 2019.	(1)

10.2*	Form Pay to Lead Award Letter, incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed April 12, 2019.	(1)

10.3*	Form Pay to Lead Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed April 12, 2019.	(1)

10.4*	Form Pay to Integrate Award Letter, incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed April 12, 2019.	(1)

31.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(2)

31.2	Certification of Corporate Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(2)

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(2)

32.2	Certification of Corporate Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(2)

101	Interactive Inline XBRL Data File, embedded within the Inline XBRL ("iXBRL") document and includes Exhibit 104 containing cover page iXBRL data.	(2)

*	Management contract or compensatory plan or arrangement
(1)	incorporated by reference
(2)	filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNTRUST BANKS, INC.
(Registrant)

Date:	August 2, 2019	By: /s/ R. Ryan Richards
R. Ryan Richards, Senior Vice President and Controller (on behalf of the registrant and as Principal Accounting Officer)