Form 10-Q
period 2019-09-30
SUNTRUST BANKS INC
filed 2019-10-31
CIK 750556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐    No ☑
At October 28, 2019, 444,039,931 shares of the registrant’s common stock, $1.00 par value, were outstanding.

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

i

SBA — Small Business Administration.
SEC — U.S. Securities and Exchange Commission.
STAS — SunTrust Advisory Services, Inc.
STCC — SunTrust Community Capital, LLC.
STIS — SunTrust Investment Services, Inc.
STRH — SunTrust Robinson Humphrey, Inc.
SunTrust — SunTrust Banks, Inc.
TDR — Troubled debt restructuring.
TRS — Total return swaps.
Truist — Truist Financial Corporation.
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

Important Cautionary Statement About Forward-Looking Statements

This Quarterly Report contains forward-looking statements. Statements regarding: (i) future impacts of ASUs not yet adopted; (ii) future levels of net interest margin, efficiency ratios, the net charge-offs to total average LHFI ratio, capital ratios, and share count; (iii) the Merger and the potential effects of the Merger on our business and operations upon, after, or prior to the consummation thereof; (iv) the expected timing of closing of the Merger; (v) the synergies, scale, and corresponding benefits expected to be realized from the Merger, including achieving peer-leading efficiency, creating capacity for investments, operating retail and PWM businesses that are industry-leaders in growth, efficiency, talent, and technology, and bringing our Wholesale capabilities and differentiated model to a broader set of clients; (vi) the possibility of purchasing additional interest rate swaps or terminating existing swaps; (vii) future changes in the size and composition of the investment securities portfolio; (viii) the estimated impacts of proposed regulatory capital rules or other changes in banking laws, rules, or regulations; and (ix) our future credit ratings and outlook, are forward-looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “target,” “forecast,” “future,” “strategy,” “goal,” “initiative,” “plan,” “propose,” “opportunity,” “potentially,” “probably,” “project,” “outlook,” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Such statements are based upon the current beliefs and expectations of management and on information currently available to management. They speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.
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

PART I - FINANCIAL INFORMATION
The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)
SunTrust Banks, Inc.
Consolidated Statements of Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions and shares in thousands, except per share data) (Unaudited)	2019	2018	2019	2018
Interest Income
Interest and fees on loans held for investment	$1,708	$1,549	$5,125	$4,424
Interest and fees on loans held for sale	21	22	50	67
Interest on securities available for sale	215	212	659	628
Trading account interest and other	61	51	179	142
Total interest income	2,005	1,834	6,013	5,261
Interest Expense
Interest on deposits	293	193	811	484
Interest on long-term debt	150	95	425	252
Interest on other borrowings	52	34	188	85
Total interest expense	495	322	1,424	821
Net interest income	1,510	1,512	4,589	4,440
Provision for credit losses	132	61	412	121
Net interest income after provision for credit losses	1,378	1,451	4,177	4,319
Noninterest Income
Service charges on deposit accounts	141	144	417	433
Other charges and fees	90	89	265	264
Card fees	83	75	247	241
Investment banking income	159	150	431	453
Trading income	29	42	144	137
Mortgage-related income [1]	106	83	294	256
Trust and investment management income	78	80	222	230
Retail investment services	76	74	220	219
Insurance settlement	5	—	210	—
Commercial real estate-related income	32	24	106	66
Net securities gains/(losses)	4	—	(38)	1
Other noninterest income	40	21	135	108
Total noninterest income	843	782	2,653	2,408
Noninterest Expense
Employee compensation	744	719	2,149	2,141
Employee benefits	97	76	344	310
Outside processing and software	241	234	720	667
Net occupancy expense	102	86	305	270
Charitable contribution to SunTrust Foundation	—	—	205	—
Marketing and customer development	44	45	131	127
Equipment expense	36	40	114	124
Merger-related costs	22	—	75	—
Operating losses	23	18	60	40
Amortization	21	19	54	51
Regulatory assessments	17	39	53	118
Other noninterest expense	127	108	392	343
Total noninterest expense	1,474	1,384	4,602	4,191
Income before provision for income taxes	747	849	2,228	2,536
Provision for income taxes	122	95	330	412
Net income including income attributable to noncontrolling interest	625	754	1,898	2,124
Less: Net income attributable to noncontrolling interest	2	2	7	7
Net income	623	752	1,891	2,117
Less: Preferred stock dividends	26	26	77	81
Net income available to common shareholders	$597	$726	$1,814	$2,036
Net income per average common share:
Diluted	$1.34	$1.56	$4.06	$4.34
Basic	1.35	1.58	4.09	4.38
Dividends declared per common share	0.56	0.50	1.56	1.30
Average common shares outstanding - diluted	446,962	464,164	446,673	469,006
Average common shares outstanding - basic	443,960	460,252	443,779	464,804

1 Beginning with the 2018 Form 10-K, the Company began presenting Mortgage production related income and Mortgage servicing related income as a single line item on the Consolidated Statements of Income titled Mortgage-related income. Prior periods have been conformed to this updated presentation for comparability.

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions) (Unaudited)	2019	2018	2019	2018
Net income	$623	$752	$1,891	$2,117
Components of other comprehensive income/(loss):
Change in net unrealized gains/(losses) on securities available for sale, net of tax of $51, ($55), $294 and ($223), respectively	166	(178)	960	(726)
Change in net unrealized gains/(losses) on derivative instruments, net of tax of $25, ($6), $93 and ($55), respectively	82	(20)	302	(179)
Change in net unrealized losses on brokered time deposits, net of tax of $0, $0, $0 and $0, respectively	—	—	(1)	—
Change in credit risk adjustment on long-term debt, net of tax of $0, $0, $0 and $1, respectively	—	—	—	3
Change related to employee benefit plans, net of tax of $1, $1, $4 and $1, respectively	4	3	10	2
Total other comprehensive income/(loss), net of tax	252	(195)	1,271	(900)
Total comprehensive income	$875	$557	$3,162	$1,217

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in millions and shares in thousands, except per share data)	2019	2018
Assets	(Unaudited)
Cash and due from banks	$7,844	$5,791
Federal funds sold and securities borrowed or purchased under agreements to resell	1,314	1,679
Interest-bearing deposits in other banks	26	25
Cash and cash equivalents	9,184	7,495
Trading assets and derivative instruments [1]	7,104	5,506
Securities available for sale [2]	31,358	31,442
Loans held for sale ($1,488 and $1,178 at fair value at September 30, 2019 and December 31, 2018, respectively)	2,006	1,468
Loans held for investment [3] ($124 and $163 at fair value at September 30, 2019 and December 31, 2018, respectively)	158,455	151,839
Allowance for loan and lease losses	(1,699)	(1,615)
Net loans held for investment	156,756	150,224
Premises, property, and equipment, net	1,985	2,024
Goodwill	6,331	6,331
Other intangible assets (Residential MSRs at fair value: $1,564 and $1,983 at September 30, 2019 and December 31, 2018, respectively)	1,648	2,062
Other assets ($76 and $95 at fair value at September 30, 2019 and December 31, 2018, respectively)	10,996	8,991
Total assets	$227,368	$215,543

Liabilities
Noninterest-bearing deposits	$40,360	$40,770
Interest-bearing deposits ($552 and $403 at fair value at September 30, 2019 and December 31, 2018, respectively)	127,311	121,819
Total deposits	167,671	162,589
Funds purchased	254	2,141
Securities sold under agreements to repurchase	1,829	1,774
Other short-term borrowings	5,061	4,857
Long-term debt [4] ($302 and $289 at fair value at September 30, 2019 and December 31, 2018, respectively)	20,369	15,072
Trading liabilities and derivative instruments	1,380	1,604
Other liabilities	4,315	3,226
Total liabilities	200,879	191,263
Shareholders’ Equity
Preferred stock, no par value	2,025	2,025
Common stock, $1.00 par value	553	553
Additional paid-in capital	8,989	9,022
Retained earnings	20,664	19,522
Treasury stock, at cost, and other [5]	(5,593)	(5,422)
Accumulated other comprehensive loss, net of tax	(149)	(1,420)
Total shareholders’ equity	26,489	24,280
Total liabilities and shareholders’ equity	$227,368	$215,543

Common shares outstanding [6]	444,033	446,888
Common shares authorized	750,000	750,000
Preferred shares outstanding	20	20
Preferred shares authorized	50,000	50,000
Treasury shares of common stock	108,750	105,896

[1] Includes trading securities pledged as collateral where counterparties have the right to sell or repledge the collateral	$1,284	$1,442
[2] Includes securities AFS pledged as collateral where counterparties have the right to sell or repledge the collateral	151	222
[3] Includes LHFI of consolidated VIEs	136	153
[4] Includes debt of consolidated VIEs	143	161
[5] Includes noncontrolling interest	101	103
[6] Includes restricted shares	4	7

See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Shareholders’ Equity

(Dollars and shares in millions, except per share data) (Unaudited)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury [1] Stock and Other	Accumulated Other Comprehensive Loss	Total
Balance, July 1, 2019	$2,025	444	$553	$8,965	$20,319	($5,599)	($401)	$25,862
Net income	—	—	—	—	623	—	—	623
Other comprehensive income	—	—	—	—	—	—	252	252
Change in noncontrolling interest	—	—	—	—	—	(2)	—	(2)
Common stock dividends, $0.56 per share	—	—	—	—	(249)	—	—	(249)
Preferred stock dividends [2]	—	—	—	—	(26)	—	—	(26)
Exercise of stock options and stock compensation expense	—	—	—	(3)	—	5	—	2
Restricted stock activity	—	—	—	27	(3)	3	—	27
Balance, September 30, 2019	$2,025	444	$553	$8,989	$20,664	($5,593)	($149)	$26,489

Balance, January 1, 2019	$2,025	447	$553	$9,022	$19,522	($5,422)	($1,420)	$24,280
Cumulative effect adjustment related to ASU adoption [3]	—	—	—	—	31	—	—	31
Net income	—	—	—	—	1,891	—	—	1,891
Other comprehensive income	—	—	—	—	—	—	1,271	1,271
Change in noncontrolling interest	—	—	—	—	—	(2)	—	(2)
Common stock dividends, $1.56 per share	—	—	—	—	(693)	—	—	(693)
Preferred stock dividends [2]	—	—	—	—	(77)	—	—	(77)
Repurchase of common stock	—	(5)	—	—	—	(250)	—	(250)
Exercise of stock options and stock compensation expense	—	—	—	(7)	—	14	—	7
Restricted stock activity	—	2	—	(26)	(10)	67	—	31
Balance, September 30, 2019	$2,025	444	$553	$8,989	$20,664	($5,593)	($149)	$26,489
1 At September 30, 2019, includes ($5,693) million for treasury stock, less than ($1) million for the compensation element of restricted stock, and $101 million for noncontrolling interest.
2 For the three months ended September 30, 2019, dividends were $1,022.22 per share for both Series A and B Preferred Stock, $1,406.25 per share for Series F Preferred Stock, $1,262.50 per share for Series G Preferred Stock, and $1,281.25 per share for Series H Preferred Stock.
For the nine months ended September 30, 2019, dividends were $3,044.44 per share for both Series A and B Preferred Stock, $4,218.75 per share for Series F Preferred Stock, $3,787.50 per share for Series G Preferred Stock, and $3,843.75 per share for Series H Preferred Stock.
3 Related to the Company’s adoption of ASU 2016-02 on January 1, 2019. See Note 1, “Significant Accounting Policies,” for additional information.

(Dollars and shares in millions, except per share data) (Unaudited)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury [1] Stock and Other	Accumulated Other Comprehensive Loss	Total
Balance, July 1, 2018	$2,025	465	$552	$8,980	$18,616	($4,178)	($1,679)	$24,316
Net income	—	—	—	—	752	—	—	752
Other comprehensive loss	—	—	—	—	—	—	(195)	(195)
Change in noncontrolling interest	—	—	—	—	—	(2)	—	(2)
Common stock dividends, $0.50 per share	—	—	—	—	(229)	—	—	(229)
Preferred stock dividends [2]	—	—	—	—	(26)	—	—	(26)
Repurchase of common stock	—	(7)	—	—	—	(500)	—	(500)
Exercise of stock options and stock compensation expense	—	—	—	(1)	—	3	—	2
Exercise of stock warrants	—	1	1	—	—	—	—	1
Restricted stock activity	—	—	—	22	(2)	—	—	20
Balance, September 30, 2018	$2,025	459	$553	$9,001	$19,111	($4,677)	($1,874)	$24,139

Balance, January 1, 2018	$2,475	471	$550	$9,000	$17,540	($3,591)	($820)	$25,154
Cumulative effect of adjustment related to ASU adoptions [3]	—	—	—	—	144	—	(154)	(10)
Net income	—	—	—	—	2,117	—	—	2,117
Other comprehensive loss	—	—	—	—	—	—	(900)	(900)
Change in noncontrolling interest	—	—	—	—	—	(2)	—	(2)
Common stock dividends, $1.30 per share	—	—	—	—	(603)	—	—	(603)
Preferred stock dividends [2]	—	—	—	—	(81)	—	—	(81)
Redemption of preferred stock, Series E	(450)	—	—	—	—	—	—	(450)
Repurchase of common stock	—	(17)	—	—	—	(1,160)	—	(1,160)
Exercise of stock options and stock compensation expense	—	1	—	—	—	36	—	36
Exercise of stock warrants	—	3	3	(3)	—	—	—	—
Restricted stock activity	—	1	—	4	(6)	40	—	38
Balance, September 30, 2018	$2,025	459	$553	$9,001	$19,111	($4,677)	($1,874)	$24,139

1 At September 30, 2018, includes ($4,777) million for treasury stock, less than ($1) million for the compensation element of restricted stock, and $101 million for noncontrolling interest.
2 For the three months ended September 30, 2018, dividends were $1,022.22 per share for both Series A and B Preferred Stock, $1,406.25 per share for Series F Preferred Stock, $1,262.50 per share for Series G Preferred Stock, and $1,281.25 per share for Series H Preferred Stock.
For the nine months ended September 30, 2018, dividends were $3,044.44 per share for both Series A and B Preferred Stock, $1,468.75 per share for Series E Preferred Stock, $4,218.75 per share for Series F Preferred Stock, $3,787.50 per share for Series G Preferred Stock, and $4,285.07 per share for Series H Preferred Stock.
3 Related to the Company’s adoption of ASU 2014-09, ASU 2016-01, ASU 2017-12, and ASU 2018-02 on January 1, 2018. See Note 1, “Significant Accounting Policies,” to the Company's 2018 Annual Report on Form 10-K for additional information.
See accompanying Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc. Consolidated Statements of Cash Flows

	Nine Months Ended September 30
(Dollars in millions) (Unaudited)	2019	2018
Cash Flows from Operating Activities:
Net income including income attributable to noncontrolling interest	$1,898	$2,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	518	535
Origination of servicing rights	(251)	(260)
Provisions for credit losses and foreclosed property	418	130
Stock-based compensation	112	118
Net securities losses/(gains)	38	(1)
Net gains on sale of loans held for sale, loans, and other assets	(266)	(83)
Net (increase)/decrease in loans held for sale	(315)	382
Net increase in trading assets and derivative instruments	(1,598)	(818)
Net increase in other assets [1]	(382)	(1,713)
Net (decrease)/increase in other liabilities	(166)	478
Net cash provided by operating activities	6	892
Cash Flows from Investing Activities:
Proceeds from maturities, calls, and paydowns of securities available for sale	3,316	2,840
Proceeds from sales of securities available for sale	3,690	2,047
Purchases of securities available for sale	(5,824)	(5,534)
Net increase in loans and leases, including purchases [1]	(7,957)	(4,566)
Proceeds from sales of loans and leases	866	199
Net cash paid for servicing rights	(3)	(73)
Payments for bank-owned life insurance policy premiums	(1)	(201)
Proceeds from the settlement of bank-owned life insurance	17	8
Proceeds from the settlement of insurance claims	210	—
Capital expenditures	(261)	(170)
Proceeds from the sale of other real estate owned and other assets	88	148
Other investing activities	2	1
Net cash used in investing activities	(5,857)	(5,301)
Cash Flows from Financing Activities:
Net increase/(decrease) in total deposits	5,082	(402)
Net (decrease)/increase in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	(1,628)	3,159
Proceeds from issuance of long-term debt	5,992	5,111
Repayments of long-term debt	(864)	(484)
Repurchase of preferred stock	—	(450)
Repurchase of common stock	(250)	(1,160)
Common and preferred stock dividends paid	(747)	(664)
Taxes paid related to net share settlement of equity awards	(52)	(44)
Proceeds from exercise of stock options	7	36
Net cash provided by financing activities	7,540	5,102
Net increase in cash and cash equivalents	1,689	693
Cash and cash equivalents at beginning of period	7,495	6,912
Cash and cash equivalents at end of period	$9,184	$7,605

Supplemental Disclosures:
Loans transferred from loans held for sale to loans held for investment	$17	$23
Loans transferred from loans held for investment to loans held for sale	812	449
Loans transferred from loans held for investment to other real estate owned	33	44
Non-cash impact of debt assumed by purchaser in lease sale	163	—

1 Pursuant to the Company’s adoption of ASU 2016-02 on January 1, 2019, it began including the interest portion of lessee payments received from sales-type and direct financing leases, which totaled $106 million for the nine months ended September 30, 2019, within operating activities, with the principal portion of lessee payments remaining within investing activities. For periods prior to January 1, 2019, interest payments were not retrospectively reclassified and remain within investing activities. See Note 1, “Significant Accounting Policies,” for additional information.

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
Subsequent Events
The Company evaluated events that occurred between September 30, 2019 and the date the accompanying financial statements were issued, and there were no material events, other than those already discussed in this Form 10-Q, that would require recognition in the Company’s Consolidated Financial Statements or disclosure in the accompanying Notes.

Accounting Pronouncements
The following table summarizes ASUs issued by the FASB that were adopted during the nine months ended September 30, 2019 or not yet adopted as of September 30, 2019, that could have a material effect on the Company’s financial statements:

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

January 1, 2019
The Company adopted these ASUs on January 1, 2019, using a modified retrospective transition approach as of the date of adoption, which resulted in the recognition of $1.2 billion and $1.3 billion in right-of-use assets and associated lease liabilities, respectively, arising from operating leases in which the Company is the lessee, on the Company's Consolidated Balance Sheets. The amount of the right-of-use assets and associated lease liabilities recorded upon adoption was based primarily on the present value of unpaid future minimum lease payments, the amount of which was based on the population of leases in effect at the date of adoption. At September 30, 2019, right-of-use assets and lease liabilities recorded on the Company’s Consolidated Balance Sheets totaled $1.1 billion and $1.2 billion, respectively.

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

Furthermore, effective January 1, 2019, the Company prospectively changed its presentation of certain cash receipts related to sales-type and direct financing leases in which it is the lessor on its Consolidated Statements of Cash Flows. Specifically, the Company began including on its Consolidated Statements of Cash Flows the interest portion of lessee payments received from sales-type and direct financing leases within operating activities, with the principal portion remaining within investing activities. For periods prior to the date of adoption, interest payments were not retrospectively reclassified and remain within investing activities. For the three and nine months ended September 30, 2019, the Company included $36 million and $106 million, respectively, of interest payments received from these sales-type and direct financing leases within operating activities on its Consolidated Statements of Cash Flows.

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

January 1, 2020
The Company formed a cross-functional team to oversee the implementation of these ASUs. A detailed implementation plan was developed and progress is substantially complete in regards to the identification and staging of data, development and validation of models, refinement of economic forecasting processes, and documentation of accounting policy decisions. Additionally, a new credit loss forecasting process was implemented in the first half of 2019, resulting in modifications to the Company’s associated internal control environment that will be effective upon adoption of these ASUs. In the first half of 2019, the Company performed testing in which methodologies, processes, and internal controls were evaluated and refined. The Company performed a full parallel run of the new methodology in the third quarter of 2019 and will perform another full parallel run in the fourth quarter of 2019. The parallel runs include execution of internal controls, supporting analytics, reserve estimation, process and procedure documentation, and subject matter expert reviews. The Company continues to refine its processes and methodology based on the results of these exercises.

The Company plans to adopt these ASUs on January 1, 2020, and it continues to evaluate the impact that these ASUs will have on its Consolidated Financial Statements and related disclosures. The Company anticipates that an increase to the allowance for credit losses will be recognized upon adoption to provide for the expected credit losses over the estimated life of the financial assets. The actual magnitude of the increase will depend on existing and forecasted economic conditions and trends in the Company’s portfolio at the time of adoption. The Company is also evaluating the anticipated impact that the Merger will have on its estimated impact of adopting these ASUs on its Consolidated Financial Statements.

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

January 1, 2020
Based on the Company’s most recent qualitative goodwill impairment assessment performed in the third quarter of 2019, there were no reporting units for which it was more-likely-than-not that the carrying amount of a reporting unit exceeded its respective fair value; therefore, this ASU would not currently have an impact on the Company’s Consolidated Financial Statements or related disclosures. However, if subsequent to adoption, the carrying amount of a reporting unit exceeds its respective fair value, the Company would be required to recognize an impairment charge for the amount that the carrying value exceeds the fair value.

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

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 2 – REVENUE RECOGNITION
The following tables reflect the Company’s noninterest income disaggregated by financial statement line item, business segment, and by the amount of each revenue stream that is in scope and out of scope of ASC Topic 606, Revenue from Contracts with Customers. Refer to Note 1, “Significant Accounting Policies,” and Note 2, “Revenue Recognition,” to

the Company's 2018 Annual Report on Form 10-K, for the Company's accounting policies for recognizing noninterest income, including the nature and timing of such revenue streams. The Company's contracts with customers generally do not contain terms that require significant judgment to determine the amount of revenue to recognize.

	Three Months Ended September 30, 2019
(Dollars in millions)	Consumer [1]	Wholesale [1]	Out of Scope [1,2]	Total
Noninterest income
Service charges on deposit accounts	$112	$29	$—	$141
Other charges and fees [3]	27	4	59	90
Card fees	57	24	2	83
Investment banking income	—	97	62	159
Trading income	—	—	29	29
Mortgage-related income	—	—	106	106
Trust and investment management income	77	—	1	78
Retail investment services [4]	76	—	—	76
Insurance settlement	—	—	5	5
Commercial real estate-related income	—	—	32	32
Net securities gains/(losses)	—	—	4	4
Other noninterest income	6	—	34	40
Total noninterest income	$355	$154	$334	$843

[1]
Consumer total noninterest income and Wholesale total noninterest income exclude $124 million and $214 million of out of scope noninterest income, respectively, which are included in the business segment results presented on a management accounting basis in Note 19, "Business Segment Reporting." Out of scope total noninterest income includes these amounts and also includes ($4) million of Corporate Other noninterest income that is not subject to ASC Topic 606.

[2]
The Company presents out of scope noninterest income for the purpose of reconciling noninterest income amounts within the scope of ASC Topic 606 to noninterest income amounts presented on the Company's Consolidated Statements of Income.

[3]	The Company recognized an immaterial amount of insurance trailing commissions, the majority of which related to performance obligations satisfied in prior periods.

[4]	The Company recognized $12 million of mutual fund 12b-1 fees and annuity trailing commissions, the majority of which related to performance obligations satisfied in prior periods.

	Three Months Ended September 30, 2018
(Dollars in millions)	Consumer [1]	Wholesale [1]	Out of Scope [1,2]	Total
Noninterest income
Service charges on deposit accounts	$111	$33	$—	$144
Other charges and fees [3]	28	3	58	89
Card fees	49	26	—	75
Investment banking income	—	101	49	150
Trading income	—	—	42	42
Mortgage-related income	—	—	83	83
Trust and investment management income	79	—	1	80
Retail investment services [4]	73	—	1	74
Insurance settlement	—	—	—	—
Commercial real estate-related income	—	—	24	24
Net securities gains/(losses)	—	—	—	—
Other noninterest income	5	—	16	21
Total noninterest income	$345	$163	$274	$782

[1]
Consumer total noninterest income and Wholesale total noninterest income exclude $99 million and $205 million of out of scope noninterest income, respectively, which are included in the business segment results presented on a management accounting basis in Note 19, "Business Segment Reporting." Out of scope total noninterest income includes these amounts and also includes ($30) million of Corporate Other noninterest income that is not subject to ASC Topic 606.

[2]
The Company presents out of scope noninterest income for the purpose of reconciling noninterest income amounts within the scope of ASC Topic 606 to noninterest income amounts presented on the Company's Consolidated Statements of Income.

[3]	The Company recognized an immaterial amount of insurance trailing commissions, the majority of which related to performance obligations satisfied in prior periods.

[4]	The Company recognized $12 million of mutual fund 12b-1 fees and annuity trailing commissions, the majority of which related to performance obligations satisfied in prior periods.

Notes to Consolidated Financial Statements (Unaudited), continued

	Nine Months Ended September 30, 2019
(Dollars in millions)	Consumer [1]	Wholesale [1]	Out of Scope [1,2]	Total
Noninterest income
Service charges on deposit accounts	$324	$93	$—	$417
Other charges and fees [3]	82	12	171	265
Card fees	168	75	4	247
Investment banking income	—	261	170	431
Trading income	—	—	144	144
Mortgage-related income	—	—	294	294
Trust and investment management income	220	—	2	222
Retail investment services [4]	218	1	1	220
Insurance settlement	—	—	210	210
Commercial real estate-related income	—	—	106	106
Net securities gains/(losses)	—	—	(38)	(38)
Other noninterest income	17	—	118	135
Total noninterest income	$1,029	$442	$1,182	$2,653

[1]
Consumer total noninterest income and Wholesale total noninterest income exclude $386 million and $695 million of out of scope noninterest income, respectively, which are included in the business segment results presented on a management accounting basis in Note 19, "Business Segment Reporting." Out of scope total noninterest income includes these amounts and also includes $101 million of Corporate Other noninterest income that is not subject to ASC Topic 606.

[2]
The Company presents out of scope noninterest income for the purpose of reconciling noninterest income amounts within the scope of ASC Topic 606 to noninterest income amounts presented on the Company's Consolidated Statements of Income.

[3]	The Company recognized an immaterial amount of insurance trailing commissions, the majority of which related to performance obligations satisfied in prior periods.

[4]	The Company recognized $31 million of mutual fund 12b-1 fees and annuity trailing commissions, the majority of which related to performance obligations satisfied in prior periods.

	Nine Months Ended September 30, 2018
(Dollars in millions)	Consumer [1]	Wholesale [1]	Out of Scope [1,2]	Total
Noninterest income
Service charges on deposit accounts	$330	$103	$—	$433
Other charges and fees [3]	85	8	171	264
Card fees	160	78	3	241
Investment banking income	—	287	166	453
Trading income	—	—	137	137
Mortgage-related income	—	—	256	256
Trust and investment management income	228	—	2	230
Retail investment services [4]	216	2	1	219
Insurance settlement	—	—	—	—
Commercial real estate-related income	—	—	66	66
Net securities gains/(losses)	—	—	1	1
Other noninterest income	17	—	91	108
Total noninterest income	$1,036	$478	$894	$2,408

[1]
Consumer total noninterest income and Wholesale total noninterest income exclude $311 million and $618 million of out of scope noninterest income, respectively, which are included in the business segment results presented on a management accounting basis in Note 19, "Business Segment Reporting." Out of scope total noninterest income includes these amounts and also includes ($35) million of Corporate Other noninterest income that is not subject to ASC Topic 606.

[2]
The Company presents out of scope noninterest income for the purpose of reconciling noninterest income amounts within the scope of ASC Topic 606 to noninterest income amounts presented on the Company's Consolidated Statements of Income.

[3]	The Company recognized an immaterial amount of insurance trailing commissions, the majority of which related to performance obligations satisfied in prior periods.

[4]	The Company recognized $38 million of mutual fund 12b-1 fees and annuity trailing commissions, the majority of which related to performance obligations satisfied in prior periods.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 3 - FEDERAL FUNDS SOLD AND SECURITIES FINANCING ACTIVITIES
Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell
Fed Funds sold and securities borrowed or purchased under agreements to resell were as follows:

(Dollars in millions)	September 30, 2019	December 31, 2018
Fed funds sold	$5	$42
Securities borrowed	491	394
Securities purchased under agreements to resell	818	1,243
Total Fed funds sold and securities borrowed or purchased under agreements to resell	$1,314	$1,679

Securities purchased under agreements to resell are primarily collateralized by U.S. government or agency securities and are carried at the amounts at which the securities will be subsequently resold, plus accrued interest. Securities borrowed are primarily collateralized by corporate securities. The Company borrows securities and purchases securities under agreements to resell as part of its securities financing activities. On the acquisition date of these securities, the Company and the related counterparty agree on the amount of collateral required to secure the principal amount loaned under these arrangements. The Company monitors collateral values daily and calls for additional collateral to be provided as warranted under the respective agreements. At September 30, 2019 and December 31, 2018, the total market value of collateral held was $1.3 billion and $1.6 billion, of which $72 million and $108 million was repledged, respectively.

Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as secured borrowings. The following table presents the Company’s related activity, by collateral type and remaining contractual maturity:

	September 30, 2019			December 31, 2018
(Dollars in millions)	Overnight and Continuous	Up to 30 days	Total	Overnight and Continuous	Up to 30 days	30-90 days	Total
U.S. Treasury securities	$89	$—	$89	$197	$7	$—	$204
Federal agency securities	95	9	104	112	10	—	122
MBS - agency residential	1,031	143	1,174	881	35	—	916
CP	74	—	74	78	—	—	78
Corporate and other debt securities	196	192	388	216	158	80	454
Total securities sold under agreements to repurchase	$1,485	$344	$1,829	$1,484	$210	$80	$1,774

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

The following table presents the Company's securities borrowed or purchased under agreements to resell and securities sold under agreements to repurchase that are subject to MRAs. Generally, MRAs require collateral to exceed the asset or liability recognized on the balance sheet. Transactions subject to these agreements are treated as collateralized financings, and those with a single counterparty are permitted to be presented net on the Company's Consolidated Balance Sheets, provided certain criteria are met that permit balance sheet netting. At September 30, 2019 and December 31, 2018, there were no such transactions subject to legally enforceable MRAs that were eligible for balance sheet netting. The following table includes the amount of collateral pledged or received related to exposures subject to enforceable MRAs. While these agreements are typically over-collateralized, the amount of collateral presented in this table is limited to the amount of the related recognized asset or liability for each counterparty.

Notes to Consolidated Financial Statements (Unaudited), continued

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
September 30, 2019
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,309	$—	$1,309	[1]	$1,293	$16
Financial liabilities:
Securities sold under agreements to repurchase	1,829	—	1,829		1,829	—

December 31, 2018
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,637	$—	$1,637	[1]	$1,624	$13
Financial liabilities:
Securities sold under agreements to repurchase	1,774	—	1,774		1,774	—

1 Excludes $5 million and $42 million of Fed Funds sold that are not subject to a master netting agreement at September 30, 2019 and December 31, 2018, respectively.

NOTE 4 - TRADING ASSETS AND LIABILITIES AND DERIVATIVE INSTRUMENTS

The fair values of the components of trading assets and liabilities and derivative instruments are presented in the following table:

(Dollars in millions)	September 30, 2019	December 31, 2018
Trading Assets and Derivative Instruments:
U.S. Treasury securities	$212	$262
Federal agency securities	319	188
U.S. states and political subdivisions	43	54
MBS - agency residential	1,004	860
MBS - agency commercial	51	—
ABS	7	—
Corporate and other debt securities	628	700
CP	122	190
Equity securities	86	73
Derivative instruments [1]	1,770	639
Trading loans [2]	2,862	2,540
Total trading assets and derivative instruments	$7,104	$5,506
Trading Liabilities and Derivative Instruments:
U.S. Treasury securities	$538	$801
MBS - agency	—	3
Corporate and other debt securities	539	385
Equity securities	20	5
Derivative instruments [1]	274	410
Trading loans	9	—
Total trading liabilities and derivative instruments	$1,380	$1,604
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

Product offerings to clients include debt securities, loans traded in the secondary market, equity securities, derivative contracts, and other similar financial instruments. Other trading-related activities include acting as a market maker for certain debt and equity security transactions, derivative instrument transactions, and foreign exchange transactions. The Company also uses derivatives to manage its interest rate and market risk from non-trading activities. The Company has policies and procedures to manage market risk associated with client trading and non-trading activities, and assumes a limited degree of market risk by managing the size and nature of its exposure. For

Notes to Consolidated Financial Statements (Unaudited), continued

valuation assumptions and additional information related to the Company's trading products and derivative instruments, see Note 16, “Derivative Financial Instruments,” in this Form 10-Q as well as Note 20, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in the Company's 2018 Annual Report on Form 10-K.

Pledged trading assets are presented in the following table:

(Dollars in millions)	September 30, 2019	December 31, 2018
Pledged trading assets to secure repurchase agreements [1]	$1,226	$1,418
Pledged trading assets to secure certain derivative agreements	62	22
Pledged trading assets to secure other arrangements	40	40
1 Repurchase agreements secured by collateral totaled $1.2 billion and $1.4 billion at September 30, 2019 and December 31, 2018, respectively.

NOTE 5 – INVESTMENT SECURITIES
Investment Securities Portfolio Composition

	September 30, 2019
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities AFS:
U.S. Treasury securities	$3,915	$103	$—	$4,018
Federal agency securities	123	1	—	124
U.S. states and political subdivisions	564	9	1	572
MBS - agency residential	22,069	520	4	22,585
MBS - agency commercial	2,881	103	1	2,983
MBS - non-agency commercial	1,008	56	—	1,064
Corporate and other debt securities	12	—	—	12
Total securities AFS	$30,572	$792	$6	$31,358

	December 31, 2018
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities AFS:
U.S. Treasury securities	$4,277	$—	$66	$4,211
Federal agency securities	221	2	2	221
U.S. states and political subdivisions	606	4	21	589
MBS - agency residential	23,161	128	425	22,864
MBS - agency commercial	2,688	8	69	2,627
MBS - non-agency commercial	943	—	27	916
Corporate and other debt securities	14	—	—	14
Total securities AFS	$31,910	$142	$610	$31,442

The following table presents interest on securities AFS:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2019	2018	2019	2018
Taxable interest	$211	$207	$646	$614
Tax-exempt interest	4	5	13	14
Total interest on securities AFS	$215	$212	$659	$628

Investment securities pledged to secure public deposits, repurchase agreements, trusts, certain derivative agreements, and other funds had a fair value of $4.0 billion and $3.3 billion at September 30, 2019 and December 31, 2018, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

The following table presents the amortized cost, fair value, and weighted average yield of the Company's investment securities at September 30, 2019, by remaining contractual maturity, with the exception of MBS, which are based on estimated average life. Receipt of cash flows may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Distribution of Remaining Maturities
(Dollars in millions)	Due in 1 Year or Less	Due After 1 Year through 5 Years	Due After 5 Years through 10 Years	Due After 10 Years	Total
Amortized Cost:
Securities AFS:
U.S. Treasury securities	$632	$2,331	$952	$—	$3,915
Federal agency securities	50	10	6	57	123
U.S. states and political subdivisions	—	90	317	157	564
MBS - agency residential	1,435	9,389	10,890	355	22,069
MBS - agency commercial	—	835	1,683	363	2,881
MBS - non-agency commercial	—	12	996	—	1,008
Corporate and other debt securities	—	12	—	—	12
Total securities AFS	$2,117	$12,679	$14,844	$932	$30,572
Fair Value:
Securities AFS:
U.S. Treasury securities	$634	$2,389	$995	$—	$4,018
Federal agency securities	50	10	6	58	124
U.S. states and political subdivisions	—	95	320	157	572
MBS - agency residential	1,485	9,630	11,108	362	22,585
MBS - agency commercial	—	851	1,752	380	2,983
MBS - non-agency commercial	—	12	1,052	—	1,064
Corporate and other debt securities	—	12	—	—	12
Total securities AFS	$2,169	$12,999	$15,233	$957	$31,358
Weighted average yield [1]	3.09%	2.81%	2.93%	3.02%	2.89%
1 Weighted average yields are based on amortized cost and presented on an FTE basis.

Notes to Consolidated Financial Statements (Unaudited), continued

Investment Securities in an Unrealized Loss Position
The Company held certain investment securities where amortized cost exceeded fair value, resulting in unrealized loss positions. Market changes in interest rates and credit spreads may result in temporary unrealized losses as the market prices of securities fluctuate. At September 30, 2019, the Company did not intend to sell these securities nor was it more-likely-than-not that the Company would be required to sell these securities before their anticipated recovery or maturity. The Company reviewed its portfolio for OTTI in accordance with the accounting policies described in Note 1, "Significant Accounting Policies," to the Company's 2018 Annual Report on Form 10-K.

Investment securities in an unrealized loss position at period end are presented in the following tables:

	September 30, 2019
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized [1] Losses	Fair Value	Unrealized [1] Losses	Fair Value	Unrealized [1] Losses
Temporarily impaired securities AFS:
U.S. Treasury securities	$50	$—	$—	$—	$50	$—
Federal agency securities	20	—	—	—	20	—
U.S. states and political subdivisions	119	1	—	—	119	1
MBS - agency residential	1,089	4	—	—	1,089	4
MBS - agency commercial	207	1	—	—	207	1
Corporate and other debt securities	—	—	6	—	6	—
Total temporarily impaired securities AFS	1,485	6	6	—	1,491	6
OTTI securities AFS [2]:
Total OTTI securities AFS	—	—	—	—	—	—
Total impaired securities AFS	$1,485	$6	$6	$—	$1,491	$6
1 Unrealized losses less than $0.5 million are presented as zero within the table.
2 OTTI securities AFS are impaired securities for which OTTI credit losses have been previously recognized in earnings.

	December 31, 2018
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized [1] Losses	Fair Value	Unrealized [1] Losses	Fair Value	Unrealized [1] Losses
Temporarily impaired securities AFS:
U.S. Treasury securities	$—	$—	$4,177	$66	$4,177	$66
Federal agency securities	—	—	63	2	63	2
U.S. states and political subdivisions	49	1	430	20	479	21
MBS - agency residential	1,229	5	15,384	420	16,613	425
MBS - agency commercial	68	—	1,986	69	2,054	69
MBS - non-agency commercial	106	1	773	26	879	27
Corporate and other debt securities	—	—	9	—	9	—
Total temporarily impaired securities AFS	1,452	7	22,822	603	24,274	610
OTTI securities AFS [2]:
Total OTTI securities AFS	—	—	—	—	—	—
Total impaired securities AFS	$1,452	$7	$22,822	$603	$24,274	$610
1 Unrealized losses less than $0.5 million are presented as zero within the table.
2 OTTI securities AFS are impaired securities for which OTTI credit losses have been previously recognized in earnings.

The Company does not consider the unrealized losses on temporarily impaired securities AFS to be credit-related. These unrealized losses were due primarily to market interest rates being higher than the securities' stated coupon rates, and therefore, the unrealized losses were recorded in AOCI, net of tax.

Notes to Consolidated Financial Statements (Unaudited), continued

Realized Gains and Losses and Other-Than-Temporarily Impaired Securities
Net securities gains or losses are comprised of gross realized gains, gross realized losses, and OTTI credit losses recognized in earnings. During the nine months ended September 30, 2019, the Company recognized $38 million in net securities losses, driven by the Company's second quarter of 2019 repositioning of a portion of the securities AFS portfolio, which resulted in $42 million of gross realized losses. This repositioning in the second quarter of 2019 was not due to any requirement to sell the securities before their anticipated recovery or maturity.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2019	2018	2019	2018
Gross realized gains	$4	$—	$4	$7
Gross realized losses	—	—	(42)	(6)
OTTI credit losses recognized in earnings	—	—	—	—
Net securities gains/(losses)	$4	$—	($38)	$1

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
During the three and nine months ended September 30, 2019 and 2018, there were no credit impairment losses recognized on securities AFS held at the end of the period. The accumulated balance of OTTI credit losses recognized in earnings on securities AFS held at period end was zero at both September 30, 2019 and 2018.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 6 - LOANS
Composition of Loan Portfolio

(Dollars in millions)	September 30, 2019	December 31, 2018
Commercial loans:
C&I [1]	$73,374	$71,137
CRE	9,491	7,265
Commercial construction	2,142	2,538
Total commercial LHFI	85,007	80,940
Consumer loans:
Residential mortgages - guaranteed	457	459
Residential mortgages - nonguaranteed [2]	28,810	28,836
Residential home equity products	8,696	9,468
Residential construction	144	184
Guaranteed student	7,146	7,229
Other direct	12,431	10,615
Indirect	14,060	12,419
Credit cards	1,704	1,689
Total consumer LHFI	73,448	70,899
LHFI	$158,455	$151,839
LHFS [3]	$2,006	$1,468
1 Includes $4.0 billion and $4.1 billion of sales-type, direct financing, and leveraged leases at September 30, 2019 and December 31, 2018, respectively. Includes $817 million and $796 million of installment loans at September 30, 2019 and December 31, 2018, respectively.
2 Includes $124 million and $163 million measured at fair value at September 30, 2019 and December 31, 2018, respectively.
3 Includes $1.5 billion and $1.2 billion measured at fair value at September 30, 2019 and December 31, 2018, respectively.

LHFI Purchases, Sales, and Transfers
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2019	2018	2019	2018
Non-routine LHFI purchases [1,2]:
Consumer loans	$160	$101	$418	$101
Routine LHFI purchases [2,3]:
Consumer loans	517	545	1,433	1,568
LHFI sales [4,5]:
Commercial loans	171	14	387	87
Consumer loans	—	—	432	100
Transfers from:
LHFI to LHFS			812	449
LHFS to LHFI			17	23
LHFI to OREO			33	44
1 Purchases are episodic in nature and are conducted based on specific business strategies.
2 Represents UPB of loans purchased.
3 Purchases are routine in nature and are conducted in the normal course of business.
4 Excludes sales of loans originated for sale and loans recorded at fair value conducted in the normal course of business.
5 The net gain on LHFI sales was $47 million for the nine months ended September 30, 2019, and was immaterial for the three months ended September 30, 2019 as well as the three and nine months ended September 30, 2018.

At September 30, 2019 and December 31, 2018, the Company had $33.3 billion and $28.1 billion of net eligible loan collateral pledged to the Federal Reserve discount window to support $24.4 billion and $21.3 billion of available, unused borrowing capacity, respectively.
At September 30, 2019 and December 31, 2018, the Company had $39.8 billion and $39.2 billion of net eligible loan collateral pledged to the FHLB of Atlanta to support $32.5 billion and $31.0 billion of available borrowing capacity, respectively. The available FHLB borrowing capacity at September 30, 2019 was used to support $7.5 billion of advances and $4.2 billion of letters of credit issued on the Company's behalf. At December 31, 2018, the available FHLB borrowing capacity was used to support $5.0 billion of advances and $5.8 billion of letters of credit issued on the Company's behalf.
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
For the commercial portfolio, the Company believes that the most appropriate credit quality indicator is an individual loan’s risk assessment expressed according to the broad regulatory agency classifications of Pass or Criticized. The Company conforms to the following regulatory classifications for Criticized assets: Other Assets Especially Mentioned (or Special Mention), Substandard, Doubtful, and Loss. However, for the purposes of disclosure, management believes the most meaningful distinction within the Criticized categories is between Criticized accruing (which includes Special Mention and a portion of Substandard) and Criticized nonaccruing (which includes a portion of Substandard as well as Doubtful and Loss). This distinction identifies those relatively higher risk loans for which there is a basis to believe that the Company will not collect all amounts due under those loan agreements. The Company's risk rating system is more granular, with multiple risk ratings in both the Pass and Criticized categories. Pass ratings reflect relatively low PDs; whereas, Criticized assets have higher PDs. The granularity in Pass ratings assists in establishing pricing, loan structures, approval requirements, reserves, and ongoing credit management requirements. Commercial risk ratings are refreshed at least annually, or more frequently as appropriate, based upon considerations such as market conditions, borrower characteristics, and portfolio trends. Additionally, management routinely reviews portfolio risk ratings, trends, and concentrations to support risk identification and mitigation activities. As reflected in the following risk rating table, the increase in Criticized C&I loans at September 30, 2019 compared to December 31, 2018, was due to certain borrower downgrades that occurred during 2019.

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
For guaranteed loans, the Company monitors the credit quality based primarily on delinquency status, as it is a more relevant indicator of credit quality due to the government guarantee. At September 30, 2019 and December 31, 2018, 29% and 27%, respectively, of guaranteed residential mortgages were current with respect to payments. At September 30, 2019 and December 31, 2018, 78% and 72%, respectively, of guaranteed student loans were current with respect to payments. The Company's loss exposure on guaranteed residential mortgages and student loans is mitigated by the government guarantee.

LHFI by credit quality indicator are presented in the following tables:

	Commercial Loans
	C&I		CRE		Commercial Construction
(Dollars in millions)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Risk rating:
Pass	$70,739	$69,095	$9,410	$7,165	$2,082	$2,459
Criticized accruing	2,285	1,885	80	98	60	79
Criticized nonaccruing	350	157	1	2	—	—
Total	$73,374	$71,137	$9,491	$7,265	$2,142	$2,538

	Consumer Loans [1]
	Residential Mortgages - Nonguaranteed		Residential Home Equity Products		Residential Construction
(Dollars in millions)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Current FICO score range:
700 and above	$25,985	$25,764	$7,406	$8,060	$116	$151
620 - 699	2,219	2,367	929	1,015	22	27
Below 620 [2]	606	705	361	393	6	6
Total	$28,810	$28,836	$8,696	$9,468	$144	$184

	Other Direct		Indirect		Credit Cards
(Dollars in millions)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Current FICO score range:
700 and above	$10,671	$9,296	$10,904	$9,315	$1,145	$1,142
620 - 699	1,543	1,175	2,367	2,395	423	420
Below 620 [2]	217	144	789	709	136	127
Total	$12,431	$10,615	$14,060	$12,419	$1,704	$1,689

1 Excludes $7.1 billion and $7.2 billion of guaranteed student loans and $457 million and $459 million of guaranteed residential mortgages at September 30, 2019 and December 31, 2018, respectively, for which there was nominal risk of principal loss due to the government guarantee.
2  For substantially all loans with refreshed FICO scores below 620, the borrower’s FICO score at the time of origination exceeded 620 but has since deteriorated as the loan has seasoned.

Notes to Consolidated Financial Statements (Unaudited), continued

The LHFI portfolio by payment status is presented in the following tables:

	September 30, 2019
	Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccruing [1]		Total
Commercial loans:
C&I	$72,955	$55	$14	$350		$73,374
CRE	9,486	3	1	1		9,491
Commercial construction	2,142	—	—	—		2,142
Total commercial LHFI	84,583	58	15	351		85,007
Consumer loans:
Residential mortgages - guaranteed	131	25	301	—	[3]	457
Residential mortgages - nonguaranteed [2]	28,620	55	10	125		28,810
Residential home equity products	8,534	61	1	100		8,696
Residential construction	135	1	—	8		144
Guaranteed student	5,563	543	1,040	—	[3]	7,146
Other direct	12,362	53	5	11		12,431
Indirect	13,951	103	1	5		14,060
Credit cards	1,666	18	20	—		1,704
Total consumer LHFI	70,962	859	1,378	249		73,448
Total LHFI	$155,545	$917	$1,393	$600		$158,455
1 Includes nonaccruing LHFI past due 90 days or more of $306 million. Nonaccruing LHFI past due fewer than 90 days include nonaccrual LHFI modified in TDRs, performing second lien LHFI where the first lien loan is nonperforming, and certain energy-related commercial LHFI.
2 Includes $124 million of LHFI measured at fair value, the majority of which were accruing current.
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

	September 30, 2019			December 31, 2018
(Dollars in millions)	Unpaid Principal Balance	Carrying [1] Value	Related ALLL	Unpaid Principal Balance	Carrying [1] Value	Related ALLL
Impaired LHFI with no ALLL recorded:
Commercial loans:
C&I	$48	$39	$—	$132	$79	$—
CRE	—	—	—	10	—	—
Total commercial LHFI with no ALLL recorded	48	39	—	142	79	—
Consumer loans:
Residential mortgages - nonguaranteed	354	283	—	501	397	—
Residential construction	7	4	—	12	7	—
Total consumer LHFI with no ALLL recorded	361	287	—	513	404	—

Impaired LHFI with an ALLL recorded:
Commercial loans:
C&I	311	300	71	81	70	13
Total commercial LHFI with an ALLL recorded	311	300	71	81	70	13
Consumer loans:
Residential mortgages - nonguaranteed	561	561	54	1,006	984	96
Residential home equity products	753	721	41	849	799	44
Residential construction	70	68	5	79	76	6
Other direct	57	57	1	57	57	1
Indirect	136	135	4	133	133	5
Credit cards	12	12	3	30	9	2
Total consumer LHFI with an ALLL recorded	1,589	1,554	108	2,154	2,058	154
Total impaired LHFI	$2,309	$2,180	$179	$2,890	$2,611	$167
1 Carrying value reflects charge-offs that have been recognized plus other amounts that have been applied to adjust the net book balance.
Included in the impaired LHFI carrying values above at September 30, 2019 and December 31, 2018 were $1.8 billion and $2.3 billion, respectively, of accruing TDRs held for investment, of which 97% were current. This reduction was driven by our sale of $465 million of accruing TDRs in the second quarter of 2019 for a net gain on sale of $44 million. See Note 1, “Significant Accounting Policies,” to the Company's 2018 Annual Report on Form 10-K, for further information regarding the Company’s loan impairment policy.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended September 30				Nine Months Ended September 30
	2019		2018		2019		2018
(Dollars in millions)	Average Carrying Value	Interest [1] Income Recognized	Average Carrying Value	Interest [1] Income Recognized	Average Carrying Value	Interest [1] Income Recognized	Average Carrying Value	Interest [1] Income Recognized
Impaired LHFI with no ALLL recorded:
Commercial loans:
C&I	$40	$—	$44	$—	$41	$—	$45	$1
CRE	—	—	20	—	—	—	20	—
Total commercial LHFI with no ALLL recorded	40	—	64	—	41	—	65	1
Consumer loans:
Residential mortgages - nonguaranteed	284	4	381	4	287	12	386	11
Residential construction	4	—	7	—	4	—	7	—
Total consumer LHFI with no ALLL recorded	288	4	388	4	291	12	393	11

Impaired LHFI with an ALLL recorded:
Commercial loans:
C&I	303	2	177	—	305	8	176	3
CRE	—	—	21	—	—	—	22	—
Total commercial LHFI with an ALLL recorded	303	2	198	—	305	8	198	3
Consumer loans:
Residential mortgages - nonguaranteed	562	8	1,027	13	565	28	1,031	39
Residential home equity products	723	8	824	9	732	25	833	27
Residential construction	68	1	80	1	69	3	82	4
Other direct	58	1	57	1	58	3	58	3
Indirect	139	2	134	2	147	5	141	5
Credit cards	12	—	8	—	11	1	8	1
Total consumer LHFI with an ALLL recorded	1,562	20	2,130	26	1,582	65	2,153	79
Total impaired LHFI	$2,193	$26	$2,780	$30	$2,219	$85	$2,809	$94
1 Of the interest income recognized during the three and nine months ended September 30, 2019, cash basis interest income was immaterial and $9 million, respectively.
Of the interest income recognized during the three and nine months ended September 30, 2018, cash basis interest income was immaterial.

Notes to Consolidated Financial Statements (Unaudited), continued

NPAs are presented in the following table:

(Dollars in millions)	September 30, 2019	December 31, 2018
NPAs:
Commercial NPLs:
C&I	$350	$157
CRE	1	2
Consumer NPLs:
Residential mortgages - nonguaranteed	125	204
Residential home equity products	100	138
Residential construction	8	11
Other direct	11	7
Indirect	5	7
Total nonaccrual LHFI/NPLs [1]	600	526
OREO [2]	52	54
Other repossessed assets	8	9
Nonperforming LHFS	1	—
Total NPAs	$661	$589
1 Nonaccruing restructured LHFI are included in total nonaccrual LHFI/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or guaranteed by the VA. Proceeds due from the FHA and the VA are recorded as a receivable in Other assets in the Consolidated Balance Sheets until the property is conveyed and the funds are received. The receivable related to proceeds due from the FHA and the VA totaled $43 million and $50 million at September 30, 2019 and December 31, 2018, respectively.

The Company's recorded investment of nonaccruing LHFI secured by residential real estate properties for which formal foreclosure proceedings were in process at September 30, 2019 and December 31, 2018 was $73 million and $93 million, respectively. The Company's recorded investment of accruing LHFI secured by residential real estate properties for which formal foreclosure proceedings were in process at September 30, 2019 and December 31, 2018 was $123 million and $110 million, of which $115 million and $103 million were insured by the FHA or guaranteed by the VA, respectively.

At September 30, 2019, OREO included $50 million of foreclosed residential real estate properties and $1 million of foreclosed commercial real estate properties, with the remaining $1 million related to land.
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
At both September 30, 2019 and December 31, 2018, the Company had an immaterial amount of commitments to lend additional funds to debtors whose terms have been modified in a TDR. The number and carrying value of loans modified under the terms of a TDR, by type of modification, are presented in the following tables:

	Three Months Ended September 30, 2019 [1]
(Dollars in millions)	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	32	$—	$12	$12
Consumer loans:
Residential mortgages - nonguaranteed	30	2	2	4
Residential home equity products	54	—	3	3
Other direct	234	—	3	3
Indirect	634	—	16	16
Credit cards	537	3	—	3
Total TDR additions	1,521	$5	$36	$41
1 Includes loans modified under the terms of a TDR that were charged-off during the period.

	Nine Months Ended September 30, 2019 [1]
(Dollars in millions)	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	88	$1	$17	$18
Consumer loans:
Residential mortgages - nonguaranteed	88	4	7	11
Residential home equity products	215	2	13	15
Other direct	642	—	10	10
Indirect	1,755	—	42	42
Credit cards	1,531	7	—	7
Total TDR additions	4,319	$14	$89	$103

1 Includes loans modified under the terms of a TDR that were charged-off during the period.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended September 30, 2018 [1]
(Dollars in millions)	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	47	$—	$16	$16
Consumer loans:
Residential mortgages - nonguaranteed	48	3	7	10
Residential home equity products	130	1	11	12
Other direct	141	—	2	2
Indirect	559	—	14	14
Credit cards	345	1	—	1
Total TDR additions	1,270	$5	$50	$55
1 Includes loans modified under the terms of a TDR that were charged-off during the period.

	Nine Months Ended September 30, 2018 [1]
(Dollars in millions)	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	122	$—	$75	$75
Consumer loans:
Residential mortgages - nonguaranteed	267	18	46	64
Residential home equity products	410	1	34	35
Residential construction	4	—	—	—
Other direct	469	—	6	6
Indirect	1,954	—	46	46
Credit cards	1,079	4	—	4
Total TDR additions	4,305	$23	$207	$230
1 Includes loans modified under the terms of a TDR that were charged-off during the period.

TDRs that defaulted during the three and nine months ended September 30, 2019 and 2018, which were first modified within the previous twelve months, were immaterial. The majority of loans that were modified under the terms of a TDR and subsequently became 90 days or more delinquent have remained on nonaccrual status since the time of delinquency.

Concentrations of Credit Risk
The Company does not have a significant concentration of credit risk to any individual client except for the U.S. government and its agencies. However, a geographic concentration arises because the majority of the Company's LHFI portfolio represents borrowers that reside in Florida, Georgia, Virginia, Texas, and Maryland. The Company’s cross-border outstanding loans totaled $1.9 billion and $1.8 billion at September 30, 2019 and December 31, 2018, respectively.

With respect to collateral concentration, the Company's recorded investment in residential real estate secured LHFI totaled $38.1 billion at September 30, 2019 and represented 24% of total LHFI. At December 31, 2018, the Company's recorded investment in residential real estate secured LHFI totaled $38.9 billion and represented 26% of total LHFI. Additionally, at September 30, 2019 and December 31, 2018, the Company had commitments to extend credit on home equity lines of $10.6 billion and $10.3 billion, and had residential mortgage commitments outstanding of $5.7 billion and $2.7 billion, respectively. At both September 30, 2019 and December 31, 2018, 1% of the Company's LHFI secured by residential real estate was insured by the FHA or guaranteed by the VA.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 7 - ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the unfunded commitments reserve. Activity in the allowance for credit losses by LHFI segment is presented in the following tables:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
(Dollars in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
ALLL, beginning of period	$1,202	$479	$1,681	$1,080	$535	$1,615
Provision for loan losses	42	88	130	208	201	409
Loan charge-offs	(35)	(104)	(139)	(88)	(289)	(377)
Loan recoveries	5	22	27	14	69	83
Other [1]	—	—	—	—	(31)	(31)
ALLL, end of period	1,214	485	1,699	1,214	485	1,699

Unfunded commitments reserve, beginning of period [2]	70	—	70	69	—	69
Provision for unfunded commitments	2	—	2	3	—	3
Unfunded commitments reserve, end of period [2]	72	—	72	72	—	72

Allowance for credit losses, end of period	$1,286	$485	$1,771	$1,286	$485	$1,771

1  Represents the allowance for restructured loans that were transferred from LHFI to LHFS in the first quarter of 2019 and subsequently sold in the second quarter of 2019.
2 The unfunded commitments reserve is recorded in Other liabilities in the Consolidated Balance Sheets.

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(Dollars in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
ALLL, beginning of period	$1,068	$582	$1,650	$1,101	$634	$1,735
Provision for loan losses	36	25	61	37	91	128
Loan charge-offs	(51)	(71)	(122)	(95)	(234)	(329)
Loan recoveries	9	25	34	19	70	89
ALLL, end of period	1,062	561	1,623	1,062	561	1,623

Unfunded commitments reserve, beginning of period [1]	72	—	72	79	—	79
(Benefit)/provision for unfunded commitments	—	—	—	(7)	—	(7)
Unfunded commitments reserve, end of period [1]	72	—	72	72	—	72

Allowance for credit losses, end of period	$1,134	$561	$1,695	$1,134	$561	$1,695

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

Notes to Consolidated Financial Statements (Unaudited), continued

The Company’s LHFI portfolio and related ALLL are presented in the following tables:

	September 30, 2019
	Commercial Loans		Consumer Loans		Total
(Dollars in millions)	Carrying Value	Related ALLL	Carrying Value	Related ALLL	Carrying Value	Related ALLL
LHFI evaluated for impairment:
Individually evaluated	$339	$71	$1,841	$108	$2,180	$179
Collectively evaluated	84,668	1,143	71,483	377	156,151	1,520
Total evaluated	85,007	1,214	73,324	485	158,331	1,699
LHFI measured at fair value	—	—	124	—	124	—
Total LHFI	$85,007	$1,214	$73,448	$485	$158,455	$1,699

	December 31, 2018
	Commercial Loans		Consumer Loans		Total
(Dollars in millions)	Carrying Value	Related ALLL	Carrying Value	Related ALLL	Carrying Value	Related ALLL
LHFI evaluated for impairment:
Individually evaluated	$149	$13	$2,462	$154	$2,611	$167
Collectively evaluated	80,791	1,067	68,274	381	149,065	1,448
Total evaluated	80,940	1,080	70,736	535	151,676	1,615
LHFI measured at fair value	—	—	163	—	163	—
Total LHFI	$80,940	$1,080	$70,899	$535	$151,839	$1,615

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company conducts a qualitative goodwill assessment at the reporting unit level at least quarterly, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The Company performed a qualitative goodwill assessment for the Consumer and Wholesale reporting units in the first, second, and third quarters of 2019, and concluded that a quantitative goodwill impairment test was not necessary for either reporting unit as it was more-likely-than-not that the fair value of both reporting units were greater than their respective carrying amounts. See Note 1, “Significant Accounting Policies,” to the Company's 2018 Annual Report on Form 10-K for additional information and the Company’s goodwill accounting policy.
There were no changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2019. Changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2018 are presented in the following table.

(Dollars in millions)	Consumer	Wholesale	Total
Balance, January 1, 2018	$4,262	$2,069	$6,331
Reallocation related to intersegment transfer of business banking clients	128	(128)	—
Balance, September 30, 2018	$4,390	$1,941	$6,331

Notes to Consolidated Financial Statements (Unaudited), continued

Other Intangible Assets
Changes in the carrying amount of other intangible assets are presented in the following table:

(Dollars in millions)	Residential MSRs - Fair Value	Commercial MSRs - Amortized Cost	Other	Total
Balance, January 1, 2019	$1,983	$66	$13	$2,062
Amortization [1]	—	(8)	(1)	(9)
Servicing rights originated	237	14	—	251
Changes in fair value:
Due to changes in inputs and assumptions [2]	(439)	—	—	(439)
Other changes in fair value [3]	(215)	—	—	(215)
Servicing rights sold	(2)	—	—	(2)
Balance, September 30, 2019	$1,564	$72	$12	$1,648

Balance, January 1, 2018	$1,710	$65	$16	$1,791
Amortization [1]	—	(11)	(2)	(13)
Servicing rights originated	250	10	—	260
Servicing rights purchased	89	—	—	89
Changes in fair value:
Due to changes in inputs and assumptions [2]	198	—	—	198
Other changes in fair value [3]	(183)	—	—	(183)
Servicing rights sold	(2)	—	—	(2)
Balance, September 30, 2018	$2,062	$64	$14	$2,140
1 Does not include expense associated with community development investments. See Note 11, “Certain Transfers of Financial Assets and Variable Interest Entities,” for additional information.
2 Primarily reflects changes in option adjusted spreads and prepayment speed assumptions due to changes in interest rates.
3 Represents changes due to the collection of expected cash flows, net of accretion due to the passage of time.

The gross carrying value and accumulated amortization of other intangible assets are presented in the following table:

	September 30, 2019			December 31, 2018
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized other intangible assets [1]:
Commercial MSRs	$109	($37)	$72	$95	($29)	$66
Other	6	(6)	—	6	(5)	1
Unamortized other intangible assets:
Residential MSRs	1,564	—	1,564	1,983	—	1,983
Other	12	—	12	12	—	12
Total other intangible assets	$1,691	($43)	$1,648	$2,096	($34)	$2,062
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

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2019	2018	2019	2018
Income from residential MSRs [1]	$110	$108	$331	$322
1 Recognized in Mortgage-related income in the Consolidated Statements of Income.

The UPB of residential mortgage loans serviced for third parties is presented in the following table:

(Dollars in millions)	September 30, 2019	December 31, 2018
UPB of loans underlying residential MSRs	$135,029	$140,801

Notes to Consolidated Financial Statements (Unaudited), continued

No MSRs on residential loans were purchased during the nine months ended September 30, 2019. The Company purchased MSRs on residential loans with a UPB of $7.0 billion during the nine months ended September 30, 2018. During the nine months ended September 30, 2019 and 2018, the Company sold MSRs on residential loans, at a price approximating their fair value, with a UPB of $708 million and $781 million, respectively.
The Company measures the fair value of its residential MSRs using a valuation model that calculates the present value of estimated future net servicing income using prepayment projections, spreads, and other assumptions. The Consumer Valuation Committee reviews and approves all significant assumption changes at least annually, drawing upon various market and empirical data sources. Changes to valuation model inputs are reflected in the periods’ results. For additional information regarding the Company’s residential MSR valuation methodology, see Note 20, “Fair Value Election and Measurement,” to the Company's 2018 Annual Report on Form 10-K.
A summary of the significant unobservable inputs used to estimate the fair value of the Company’s residential MSRs and the uncertainty of the fair values in response to 10% and 20% adverse changes in those inputs at the reporting date are presented in the following table.

(Dollars in millions)	September 30, 2019	December 31, 2018
Fair value of residential MSRs	$1,564	$1,983
Prepayment rate assumption (annual)	15%	13%
Decline in fair value from 10% adverse change	$95	$96
Decline in fair value from 20% adverse change	180	183
Option adjusted spread (annual)	3%	2%
Decline in fair value from 10% adverse change	$28	$44
Decline in fair value from 20% adverse change	56	86
Weighted-average life (in years)	4.4	5.5
Weighted-average coupon	4.0%	4.0%

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

The following table presents the Company’s income earned from servicing commercial mortgages.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2019	2018	2019	2018
Income from commercial MSRs [1]	$6	$5	$19	$20
Income from subservicing third party commercial mortgages [1]	5	3	13	9
1 Recognized in Commercial real estate-related income in the Consolidated Statements of Income.
The UPB of commercial mortgage loans serviced for third parties is presented in the following table:

(Dollars in millions)	September 30, 2019	December 31, 2018
UPB of commercial mortgages subserviced for third parties	$32,725	$28,140
UPB of loans underlying commercial MSRs	7,391	6,399
Total UPB of commercial mortgages serviced for third parties	$40,116	$34,539

No commercial MSRs were purchased or sold during the nine months ended September 30, 2019 and 2018.
Commercial MSRs are accounted for at amortized cost and are monitored for impairment on an ongoing basis. The Company calculates the fair value of commercial MSRs based on the present value of estimated future net servicing income, considering prepayment projections and other assumptions. Impairment, if any, is recognized when the carrying value of the servicing asset exceeds the fair value at the measurement date. The amortized cost of the Company’s commercial MSRs was $72 million and $66 million at September 30, 2019 and December 31, 2018, respectively.
A summary of the significant unobservable inputs used to estimate the fair value of the Company’s commercial MSRs and the uncertainty of the fair values in response to 10% and 20% adverse changes in those inputs at the reporting date, are presented in the following table.

(Dollars in millions)	September 30, 2019	December 31, 2018
Fair value of commercial MSRs	$80	$77
Discount rate (annual)	12%	12%
Decline in fair value from 10% adverse change	$3	$3
Decline in fair value from 20% adverse change	6	6
Prepayment rate assumption (annual)	7%	5%
Decline in fair value from 10% adverse change	$1	$1
Decline in fair value from 20% adverse change	2	2
Weighted-average life (in years)	8.6	8.1
Float earnings rate (annual)	1.1%	1.1%

Commercial MSR uncertainties are hypothetical and should be used with caution.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 9 - OTHER ASSETS
The components of other assets are presented in the following table:

(Dollars in millions)	September 30, 2019	December 31, 2018
Equity securities [1]:
Marketable equity securities:
Mutual fund investments	$66	$79
Other equity	10	16
Nonmarketable equity securities:
Federal Reserve Bank stock	403	403
FHLB stock	334	227
Other equity	84	68
Tax credit investments [2]	1,998	1,722
Bank-owned life insurance	1,652	1,627
Lease assets:
Operating lease right-of-use assets [3]	1,110	—
Underlying lessor assets subject to operating leases, net [3]	1,090	1,205
Build-to-suit lease assets	993	735
Accrued income	1,106	1,106
Accounts receivable	825	602
Pension assets, net	499	484
Prepaid expenses	285	231
OREO	52	54
Other	489	432
Total other assets	$10,996	$8,991
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

The following table summarizes net gains/(losses) on equity securities not classified as trading assets:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2019	2018	2019	2018
Net (losses)/gains on marketable equity securities [1]	($6)	($4)	($3)	$10
Net gains/(losses) on nonmarketable equity securities:
Remeasurement losses and impairment	—	—	—	—
Remeasurement gains [1]	16	7	16	30
Less: Net realized gains on sale	—	—	—	—
Total net unrealized gains on non-trading equity securities	$10	$3	$13	$40

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

Lessee Accounting
The Company's right-of-use assets, lease liabilities, and associated balance sheet classifications are presented in the following table:

(Dollars in millions)	Classification	September 30, 2019
Assets:
Operating lease right-of-use assets	Other assets	$1,110
Finance lease right-of-use assets	Premises, property, and equipment, net	24
Total right-of-use assets		$1,134
Liabilities:
Operating leases	Other liabilities	$1,189
Finance leases	Long-term debt	26
Total lease liabilities		$1,215

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
At September 30, 2019, the Company had operating leases that had not yet commenced with undiscounted cash flows totaling less than $100 million. Leases that do not commence until a future date generally include executed ground and office space leases where construction is underway and the Company does not control the underlying asset during the construction.

The components of total lease cost and other supplemental lease information are presented in the following tables:

(Dollars in millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Components of total lease cost:
Operating lease cost	$49	$152
Finance lease cost:
Amortization of right-of-use assets	1	3
Variable lease cost	10	27
Less: Sublease income	(1)	(4)
Total lease cost, net	$59	$178

Notes to Consolidated Financial Statements (Unaudited), continued

(Dollars in millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Supplemental lease information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$47	$144
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	3	5

Lease liabilities arising from obtaining right-of-use assets (subsequent to adoption):
Operating leases	7	30
Finance leases	—	11

Weighted average remaining lease terms and discount rates are presented in the following table:

(Dollars in millions)	September 30, 2019
Weighted-average remaining lease term (in years):
Operating leases	8.0
Finance leases	7.0
Weighted-average discount rate (annual):
Operating leases	3.3%
Finance leases	6.6

The following table presents a maturity analysis of the Company's operating and finance lease liabilities at September 30, 2019:

(Dollars in millions)	Operating Leases	Finance Leases	Total
Year 1	$185	$5	$190
Year 2	194	5	199
Year 3	179	5	184
Year 4	158	5	163
Year 5	140	3	143
Thereafter	518	11	529
Total lease payments	1,374	34	1,408
Less: Imputed interest	(185)	(8)	(193)
Present value of lease liabilities	$1,189	$26	$1,215

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
The Company evaluates various inputs when estimating the amount it expects to derive from the underlying asset following the end of the lease term, including but not limited to, appraisals and inputs from third party sources, and historical portfolio experience. The Company manages residual risk on an individual lease basis, and in certain cases, obtains lessee residual value guarantees or enters into remarketing agreements in the event of lessee default or lease termination. The Company performs a review of residual risk annually and obtains a third party appraisal for the majority of leased assets. At September 30, 2019, the carrying amount of residual assets covered by residual value guarantees was $106 million.

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
When a lease asset is acquired, the amount the Company expects to derive from the underlying asset is estimated using property appraisal values and assumptions regarding the economic life of the asset. The Company manages residual risk through continuous monitoring of the associated asset and credit quality of the lessee, which may include site visits to view the property and surrounding area. In certain cases, the Company may obtain third party residual value guarantees. In most instances, there are no lessee residual value guarantees. Assets are reviewed at least annually for impairment. At September 30, 2019, the carrying amount of residual assets covered by residual value guarantees was $12 million.

The components of total lease income are presented in the following table:

(Dollars in millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Interest income from sales-type and direct financing leases	$37	$111
Lease income relating to operating leases	52	157
Lease income relating to variable lease payments not included in the measurement of the lease receivable	1	3
Total lease income	$90	$271

Components of the Company's net investment in sales-type and direct financing leases are presented in the following table:

(Dollars in millions)	September 30, 2019
Carrying amount of lease receivables	$3,657
Unguaranteed residual assets	149
Net investment in sales-type and direct financing lease assets [1]	$3,806

1 Included in LHFS and LHFI on the Company's Consolidated Balance Sheets.

The following table presents a maturity analysis of the Company's sales-type and direct financing lease receivables at September 30, 2019:

(Dollars in millions)	Sales-Type and Direct Financing Leases
Year 1	$876
Year 2	746
Year 3	585
Year 4	411
Year 5	328
Thereafter	1,256
Total lease receivables	4,202
Less: Reconciling items [1]	(545)
Present value of lease receivables	$3,657

1 Primarily comprised of interest and guaranteed residual assets.

Notes to Consolidated Financial Statements (Unaudited), continued

The following table presents a maturity analysis of the Company's operating lease payments to be received as of September 30, 2019:

(Dollars in millions)	Operating Leases
Year 1	$191
Year 2	155
Year 3	127
Year 4	95
Year 5	94
Thereafter	225
Total lease payments to be received	$887

Underlying lessor assets subject to operating leases at September 30, 2019 consisted of the following:

(Dollars in millions)	Useful life (in years)	September 30, 2019
Underlying lessor assets subject to operating leases: [1]
Real estate [2]	15 - 20	$116
Equipment	2 - 30	1,539
Total underlying lessor assets subject to operating leases		1,655
Less: Accumulated depreciation		(565)
Underlying lessor assets subject to operating leases, net [3]		$1,090

1 Excludes owned assets subject to operating leases that are held and used by the Company and which are included in Premises, property, and equipment, net, on the Company's Consolidated Balance Sheets.
2 Includes certain land parcels subject to operating leases that have indefinite lives.
3 Included in Other Assets on the Company's Consolidated Balance Sheets.
Depreciation expense on underlying assets subject to operating leases for the three and nine months ended September 30, 2019 totaled $35 million and $106 million, respectively.

NOTE 11 - CERTAIN TRANSFERS OF FINANCIAL ASSETS AND VARIABLE INTEREST ENTITIES
The Company has transferred loans and securities in sale or securitization transactions for which the Company retains certain beneficial interests, servicing rights, and/or recourse. These transfers of financial assets include certain residential mortgage loans, guaranteed student loans, and commercial loans, as discussed in the following section, "Transfers of Financial Assets." Cash receipts on beneficial interests held related to these transfers were immaterial for the three and nine months ended September 30, 2019 and 2018.
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
Except as specifically noted herein, the Company is not required to provide additional financial support to any of the entities to which the Company has transferred financial assets, nor has the Company provided any support it was not otherwise obligated to provide. No events occurred during the nine months ended September 30, 2019 that changed the Company’s previous conclusions regarding whether it is the primary beneficiary of the VIEs described herein. Furthermore, no events occurred during the nine months ended September 30, 2019 that changed the Company’s sale conclusion with regards to previously transferred residential mortgage loans, guaranteed student loans, or commercial loans.

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
The Company sold residential mortgage loans to Ginnie Mae, Fannie Mae, and Freddie Mac, which resulted in pre-tax net gains of $108 million and $223 million for the three and nine months ended September 30, 2019, and pre-tax net gains of $46 million and $53 million for the three and nine months ended September 30, 2018, respectively. Net gains/losses on the sale of residential mortgage LHFS are recorded at inception of the associated IRLCs and reflect the change in value of the loans resulting from changes in interest rates from the time the Company enters into the related IRLCs with borrowers until the loans are sold, but do not include the results of hedging activities initiated by the Company to mitigate this market risk. See Note 16, "Derivative Financial Instruments," for further discussion of the Company's hedging activities. The Company has made certain representations and warranties with respect to the transfer of these loans. See Note 15, “Guarantees,” for additional information regarding representations and warranties.

Guaranteed Student Loans
The Company has securitized government-guaranteed student loans through a transfer of loans to a securitization entity and retained the residual interest in the entity. The Company concluded that this entity should be consolidated because the Company has (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses, and the right to receive benefits, that could potentially be significant. At September 30, 2019 and December 31, 2018, the Company’s Consolidated Balance Sheets reflected $147 million and $165 million of assets held by the securitization entity and $143 million and $161 million of debt issued by the entity, respectively, inclusive of related accrued interest.
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
Commercial Loans
The Company originates and sells certain commercial mortgage loans to Fannie Mae and Freddie Mac, originates FHA insured loans, and issues and sells Ginnie Mae commercial MBS secured by FHA insured loans. The Company transferred commercial loans to these Agencies and GSEs, which resulted in pre-tax net gains of $9 million and $28 million for the three and nine months ended September 30, 2019, and pre-tax net gains of $8 million and $22 million for the three and nine months ended September 30, 2018, respectively. The loans are exchanged for cash or securities that are readily redeemable for cash, with servicing rights retained. The Company has made certain representations and warranties with respect to the transfer of these loans and has entered into a loss share guarantee related to certain loans transferred to Fannie Mae. See Note 15, “Guarantees,” for additional information regarding the commercial mortgage loan loss share guarantee.

Notes to Consolidated Financial Statements (Unaudited), continued

The Company's total managed loans, including the LHFI portfolio and other transferred loans (securitized and unsecuritized), are presented in the following table by portfolio balance and delinquency status (accruing loans 90 days or more past due and all nonaccrual loans) at September 30, 2019 and December 31, 2018, as well as the related net charge-offs for the three and nine months ended September 30, 2019 and 2018.

	Portfolio Balance		Past Due and Nonaccrual		Net Charge-offs
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	Three Months Ended September 30				Nine Months Ended September 30
(Dollars in millions)					2019		2018		2019		2018
LHFI portfolio:
Commercial	$85,007	$80,940	$366	$175	$30		$42		$74		$76
Consumer	73,448	70,899	1,627	2,003	82		46		220		164
Total LHFI portfolio	158,455	151,839	1,993	2,178	112		88		294		240
Managed securitized loans:
Commercial [1]	7,391	6,399	7	—	—		—		—		—
Consumer	134,515	139,809	114	146	—	[2]	1	[2]	1	[2]	5	[2]
Total managed securitized loans	141,906	146,208	121	146	—		1		1		5
Managed unsecuritized loans [3]	514	1,134	61	152	—		—		—		—
Total managed loans	$300,875	$299,181	$2,175	$2,476	$112		$89		$295		$245

1 Comprised of commercial mortgages sold through Fannie Mae, Freddie Mac, and Ginnie Mae securitizations, whereby servicing has been retained by the Company.
2 Amounts associated with $212 million and $387 million of managed securitized loans at September 30, 2019 and December 31, 2018, respectively. Net charge-off data is not reported to the Company for the remaining balance of $134.3 billion and $139.4 billion of managed securitized loans at September 30, 2019 and December 31, 2018, respectively.
3 Comprised of unsecuritized loans the Company originated and sold to private investors with servicing rights retained. Net charge-offs on these loans are not presented in the table as the data is not reported to the Company by the private investors that own these related loans.

Other Variable Interest Entities
In addition to exposure to VIEs arising from transfers of financial assets, the Company also has involvement with VIEs from other business activities.
Tax Credit Investments
The following table presents information related to the Company's investments in tax credit VIEs that it does not consolidate:

	Community Development Investments		Renewable Energy Partnerships
(Dollars in millions)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Carrying value of investments [1]	$1,943	$1,636	$55	$86
Maximum exposure to loss related to investments [2]	2,379	2,207	241	138
1 At September 30, 2019 and December 31, 2018, the carrying value of community development investments excludes $67 million and $68 million of investments in funds that do not qualify for tax credits, respectively.
2 At September 30, 2019 and December 31, 2018, the Company's maximum exposure to loss related to community development investments includes $470 million and $422 million of loans and $593 million and $639 million of unfunded equity commitments, respectively. At September 30, 2019 and December 31, 2018, the Company's maximum exposure to loss related to renewable energy partnerships includes $186 million and $52 million of unfunded equity commitments, respectively.

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

Notes to Consolidated Financial Statements (Unaudited), continued

The following table presents tax credits and amortization associated with the Company’s investments in community development investments:

	Tax Credits				Amortization
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Qualified affordable housing partnerships	$33	$28	$98	$87	$35	$29	$103	$92
Other community development investments	25	23	64	62	21	19	53	49

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

Total Return Swaps
At September 30, 2019 and December 31, 2018, the outstanding notional amount of the Company's VIE-facing TRS contracts totaled $2.5 billion and $2.0 billion, and related loans outstanding to VIEs totaled $2.5 billion and $2.0 billion, respectively. These financings were measured at fair value and classified within Trading assets and derivative instruments on the Consolidated Balance Sheets. The Company entered into client-facing TRS contracts of the same outstanding notional amounts. The notional amounts of the TRS contracts with VIEs represent the Company’s maximum exposure to loss, although this exposure has been mitigated via the TRS contracts with clients. For additional information on the Company’s TRS contracts and its involvement with these VIEs, see Note 16, “Derivative Financial Instruments,” as well as Note 12, "Certain Transfers of Financial Assets and Variable Interest Entities," to the Company's 2018 Annual Report on Form 10-K.

NOTE 12 – NET INCOME PER COMMON SHARE
Reconciliations of net income to net income available to common shareholders and average basic common shares outstanding to average diluted common shares outstanding are presented in the following table.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars and shares in millions, except per share data)	2019	2018	2019	2018
Net income	$623	$752	$1,891	$2,117
Less:
Preferred stock dividends	(26)	(26)	(77)	(81)
Net income available to common shareholders	$597	$726	$1,814	$2,036

Average common shares outstanding - basic	444.0	460.3	443.8	464.8
Add dilutive securities:
RSUs	2.6	3.0	2.4	2.8
Common stock warrants, options, and restricted stock	0.4	0.9	0.5	1.4
Average common shares outstanding - diluted	447.0	464.2	446.7	469.0

Net income per average common share - diluted	$1.34	$1.56	$4.06	$4.34
Net income per average common share - basic	1.35	1.58	4.09	4.38

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 13 - INCOME TAXES
For the three months ended September 30, 2019 and 2018, the provision for income taxes was $122 million and $95 million, representing effective tax rates of 16% and 11%, respectively. For the nine months ended September 30, 2019 and 2018, the provision for income taxes was $330 million and $412 million, representing effective tax rates of 15% and 16%, respectively. The effective tax rates for the nine months ended September 30, 2019 and 2018 were favorably impacted by $56 million and $71 million of net discrete income tax benefits, respectively.
The $56 million net discrete income tax benefit for the nine months ended September 30, 2019 was driven by $33 million of tax benefits related to changes in the liability for unrecognized tax benefits due to the completion of certain income tax authority examinations and the expiration of statutes of limitation, $12 million of tax benefits related to stock-based compensation, and $11 million of tax benefits related primarily to federal and state income tax true-ups.
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

Report on Form 10-K for additional information regarding the Company's employee benefit plans.
Stock-based compensation expense recognized in Employee compensation in the Consolidated Statements of Income consisted of the following:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2019	2018	2019	2018
RSUs	$30	$21	$84	$82
Phantom stock units [1]	3	10	28	36
Total stock-based compensation expense	$33	$31	$112	$118

Stock-based compensation tax benefit [2]	$8	$8	$27	$28
1 Phantom stock units are settled in cash. During the three and nine months ended September 30, 2019, the Company paid less than $1 million and $44 million, respectively, related to these share-based liabilities. During the three and nine months ended September 30, 2018, the Company paid $1 million and $76 million, respectively, related to these share-based liabilities.
2 Does not include excess tax benefits or deficiencies recognized in the Provision for income taxes in the Consolidated Statements of Income.

Components of net periodic benefit related to the Company's pension and other postretirement benefits plans are presented in the following table and are recognized in Employee benefits in the Consolidated Statements of Income:

	Pension Benefits [1]				Other Postretirement Benefits
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$1	$1	$4	$4	$—	$—	$—	$—
Interest cost	23	23	70	68	—	—	1	1
Expected return on plan assets	(36)	(47)	(110)	(140)	(1)	(1)	(4)	(4)
Amortization of prior service credit	—	—	—	—	(1)	(2)	(4)	(5)
Amortization of actuarial loss	6	6	18	17	—	—	—	—
Net periodic benefit	($6)	($17)	($18)	($51)	($2)	($3)	($7)	($8)
1 Administrative fees are recognized in service cost for each of the periods presented.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 15 – GUARANTEES
The Company has undertaken certain guarantee obligations in the ordinary course of business. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform and make future payments should certain triggering events occur. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or through provision of the Company’s services. The following is a discussion of the guarantees that the Company has issued at September 30, 2019. The Company has also entered into certain contracts that are similar to guarantees, but that are accounted for as derivative instruments as discussed in Note 16, “Derivative Financial Instruments.”

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
At September 30, 2019 and December 31, 2018, the maximum potential exposure to loss related to the Company’s issued letters of credit was $2.6 billion and $2.9 billion, respectively. The Company’s outstanding letters of credit generally have a term of more than one year. Some standby letters of credit are designed to be drawn upon in the normal course of business and others are drawn upon only in circumstances of dispute or default in the underlying transaction to which the Company is not a party. In all cases, the Company is entitled to reimbursement from the client. If a letter of credit is drawn upon and reimbursement is not provided by the client, the Company may take possession of the collateral securing the letter of credit, where applicable.
The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with its credit policies. Consistent with the methodologies used for all commercial borrowers, an internal assessment of the PD and loss severity in the event of default is performed. The Company’s credit risk management for letters of credit leverages the risk rating process to focus greater visibility on higher risk and higher dollar letters of credit. The allowance associated with letters of credit is a component of the unfunded commitments reserve recorded in Other liabilities on the Consolidated Balance Sheets and is included in the allowance for credit losses as disclosed in Note 7, “Allowance for Credit Losses.” Additionally, unearned fees relating to letters of credit are recorded in Other liabilities on the Consolidated Balance Sheets. The net carrying amount of unearned fees was immaterial at both September 30, 2019 and December 31, 2018.

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
The following table summarizes the changes in the Company’s reserve for residential mortgage loan repurchases:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2019	2018	2019	2018
Balance, beginning of period	$23	$36	$26	$39
Repurchase (benefit)/provision	(1)	1	(4)	(2)
Charge-offs, net of recoveries	—	(1)	—	(1)
Balance, end of period	$22	$36	$22	$36

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

Notes to Consolidated Financial Statements (Unaudited), continued

The following table summarizes the carrying value of the Company’s outstanding repurchased residential mortgage loans:

(Dollars in millions)	September 30, 2019	December 31, 2018
Outstanding repurchased residential mortgage loans:
Performing LHFI	$135	$183
Nonperforming LHFI	9	16
Total carrying value of outstanding repurchased residential mortgages	$144	$199

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
Commercial Mortgage Loan Loss Share Guarantee
In connection with the acquisition of Pillar, the Company assumed a loss share obligation associated with the terms of a master loss sharing agreement with Fannie Mae for multi-family commercial mortgage loans that were sold by Pillar to Fannie Mae under Fannie Mae’s delegated underwriting and servicing program. Upon the acquisition of Pillar, the Company entered into a lender contract amendment with Fannie Mae for multi-family commercial mortgage loans that Pillar sold to Fannie Mae prior to acquisition and that the Company sold to Fannie Mae subsequent to acquisition, whereby the Company bears a risk of loss of up to one-third of the incurred losses resulting from borrower defaults. The breach of any representation or warranty related to a loan sold to Fannie Mae could increase the Company’s level of risk-sharing associated with the loan. The outstanding UPB of loans sold subject to the loss share guarantee was $3.9 billion and $3.5 billion at September 30, 2019 and December 31, 2018, respectively. The maximum potential exposure to loss was $1.2 billion and $1.0 billion at September 30, 2019 and December 31, 2018, respectively. Using probability of default and severity of loss estimates, the Company’s loss share liability was $7 million and $5 million at September 30, 2019 and December 31, 2018, respectively, and is recorded in Other liabilities on the Consolidated Balance Sheets.
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
In May 2009, the Company sold its 3.2 million Class B shares to the Visa Counterparty and entered into a derivative with the Visa Counterparty. Under the derivative, the Visa Counterparty is compensated by the Company for any decline in the conversion factor as a result of the outcome of the Litigation. Conversely, the Company is compensated by the Visa Counterparty for any increase in the conversion factor. The amount of payments made or received under the derivative is a function of the 3.2 million shares sold to the Visa Counterparty, the change in conversion rate, and Visa’s share price. The Visa Counterparty, as a result of its ownership of the Class B shares, is impacted by dilutive adjustments to the conversion factor of the Class B shares caused by the Litigation losses. Additionally, the Company will make periodic payments based on the notional of the derivative and a fixed rate until the date on which the Litigation is settled. The fair value of the derivative is estimated based on unobservable inputs consisting of management’s estimate of certain litigation scenarios and the timing of the resolution of the Litigation. The fair value of the derivative liability was $8 million and $7 million at September 30, 2019 and December 31, 2018, respectively. The fair value of the derivative is estimated based on the Company’s expectations regarding the resolution of the Litigation. The ultimate impact to the Company could be significantly different based on the Litigation outcome.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 16 - DERIVATIVE FINANCIAL INSTRUMENTS
The Company enters into various derivative financial instruments, both in a dealer capacity to facilitate client transactions and as an end user as a risk management tool. The Company generally manages the risk associated with these derivatives within the established market risk management and credit risk management frameworks. Derivatives may be used by the Company to hedge various economic or client-related exposures. In such instances, derivative positions are typically monitored using a VAR methodology, with exposures reviewed daily. Derivatives are also used as a risk management tool to hedge the Company’s balance sheet exposure to changes in identified cash flow and fair value risks, either economically or in accordance with hedge accounting provisions. The Company’s Corporate Treasury function is responsible for employing the various hedge strategies to manage these objectives. The Company enters into IRLCs on residential and commercial mortgage loans that are accounted for as freestanding derivatives. Additionally, certain contracts containing embedded derivatives are measured, in their entirety, at fair value. All derivatives, including both freestanding and any embedded derivatives that the Company bifurcates from the host contracts, are measured at fair value in the Consolidated Balance Sheets in Trading assets and derivative instruments and Trading liabilities and derivative instruments. The associated gains and losses are either recognized in AOCI, net of tax, or within the Consolidated Statements of Income, depending upon the use and designation of the derivatives.

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
When the Company has more than one outstanding derivative transaction with a single counterparty, and there exists a legal right of offset with that counterparty, the Company considers its exposure to the counterparty to be the net fair value of its derivative positions with that counterparty. If the net fair value is positive, then the corresponding asset value also reflects cash collateral held. At September 30, 2019, the economic exposure of these net derivative asset positions was $1.4 billion, reflecting $1.8 billion of net derivative gains, adjusted for cash and other collateral of $374 million that the Company held in relation to these positions. At December 31, 2018, the economic exposure of net derivative asset positions was $541 million, reflecting $891 million of net derivative gains, adjusted for cash and other collateral held of $350 million.
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
Derivative instruments are priced using observable market inputs at a mid-market valuation point and take into consideration appropriate valuation adjustments for collateral, market liquidity, and counterparty credit risk. For purposes of determining fair value adjustments to its OTC derivative positions, the Company takes into consideration the credit profile and likelihood of default by counterparties, the CVA, the Company’s own credit risk, the DVA, as well as the Company's net exposure, which considers legally enforceable master netting agreements and collateral along with remaining maturities. In determining the CVA, the expected loss associated with each counterparty is estimated using market-based views of counterparty default probabilities observed in the single-name CDS market, when available and of sufficient liquidity. When single-name CDS market data is not available or not of sufficient liquidity, the probability of default is estimated using a combination of the Company’s internal risk rating system and sector/rating based CDS data. For purposes of estimating the DVA, the Company uses probabilities of default from observable, sector/rating based CDS data. For additional information on the Company’s fair value measurements, see Note 17, “Fair Value Election and Measurement.”

Notes to Consolidated Financial Statements (Unaudited), continued

Currently, the industry standard master netting agreements governing the majority of the Company's derivative transactions with counterparties contain bilateral events of default and acceleration provisions related to the creditworthiness of the Bank and the counterparty. Should the Bank or a counterparty default under any of these provisions, the other party would be permitted to close out the transactions on a net basis, at amounts that would approximate the fair values of the derivatives, resulting in a single sum due by one party to the other. The non-defaulting counterparty would have the right to apply any collateral posted under a CSA against the net amount owed by the defaulting counterparty. Additionally, certain of the Company’s derivative liability positions, totaling $1.4 billion and $589 million in fair value at September 30, 2019 and December 31, 2018, respectively, contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an ATE that permits the counterparties to close-out net and apply collateral or, where a CSA is present, require the Bank to post additional collateral.
At September 30, 2019, the Bank held senior long-term debt credit ratings of Baal/A-/A- from Moody’s, S&P, and Fitch, respectively. At September 30, 2019, ATEs have been triggered for less than $1 million in fair value liabilities. The maximum additional liability that could be triggered from ATEs was approximately $19 million at September 30, 2019. At

September 30, 2019, $1.4 billion in fair value of derivative liabilities were subject to CSAs, against which the Bank has posted $958 million in collateral, primarily in the form of cash. Pursuant to the terms of the CSA, the Bank would not be required to post any additional collateral against these contracts if the Bank were downgraded to Baa2/BBB+. Further downgrades to Baa3/BBB and Ba1/BBB- would require the Bank to post an additional $1 million and $8 million of collateral, respectively. Any downgrades below Ba2/BB+ do not contain predetermined collateral posting levels.
Notional and Fair Value of Derivative Positions
The following table presents the Company’s derivative positions at September 30, 2019 and December 31, 2018. The notional amounts in the table are presented on a gross basis at September 30, 2019 and December 31, 2018. Gross positive and gross negative fair value amounts associated with respective notional amounts are presented without consideration of any netting agreements, including collateral arrangements. Net fair value derivative amounts are adjusted on an aggregate basis, where applicable, to take into consideration the effects of legally enforceable master netting agreements, including any cash collateral received or paid, and are recognized in Trading assets and derivative instruments or Trading liabilities and derivative instruments on the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Unaudited), continued

	September 30, 2019			December 31, 2018
		Fair Value			Fair Value
(Dollars in millions)	Notional Amounts	Asset Derivatives	Liability Derivatives	Notional Amounts	Asset Derivatives	Liability Derivatives
Derivative instruments designated in hedging relationships
Cash flow hedges: [1]
Interest rate contracts hedging floating rate LHFI	$15,225	$—	$1	$10,500	$1	$2
Subtotal	15,225	—	1	10,500	1	2
Fair value hedges: [2]
Interest rate contracts hedging fixed rate debt	12,155	—	—	9,550	1	1
Interest rate contracts hedging brokered time deposits	—	—	—	59	—	—
Subtotal	12,155	—	—	9,609	1	1

Derivative instruments not designated as hedging instruments [3]
Interest rate contracts hedging:
Residential MSRs [4]	19,300	43	24	28,011	54	10
LHFS, IRLCs [5]	6,688	10	12	4,891	18	38
LHFI	102	—	—	159	—	—
Trading activity [6]	147,485	1,706	709	127,286	771	687
Foreign exchange rate contracts hedging loans and trading activity	11,954	185	182	9,824	129	119
Credit contracts hedging:
LHFI	918	—	28	830	—	14
Trading activity [7]	5,136	38	34	4,058	97	95
Equity contracts hedging trading activity [6]	36,181	1,774	1,939	34,471	1,447	1,644
Other contracts:
IRLCs and other [8]	3,763	28	11	1,393	20	15
Commodity derivatives	2,491	94	91	2,020	93	91
Subtotal	234,018	3,878	3,030	212,943	2,629	2,713

Total derivative instruments	$261,398	$3,878	$3,031	$233,052	$2,631	$2,716

Total gross derivative instruments (before netting)		$3,878	$3,031		$2,631	$2,716
Less: Legally enforceable master netting agreements		(1,750)	(1,750)		(1,654)	(1,654)
Less: Cash collateral received/paid		(358)	(1,007)		(338)	(652)
Total derivative instruments (after netting)		$1,770	$274		$639	$410

[1]	See “Cash Flow Hedging” in this Note for further discussion.

[2]	See “Fair Value Hedging” in this Note for further discussion.

[3]	See “Economic Hedging Instruments and Trading Activities” in this Note for further discussion.

[4]
Notional amounts include $753 million and $921 million related to interest rate futures at September 30, 2019 and December 31, 2018, respectively. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.

[5]
Notional amounts include $53 million and $116 million related to interest rate futures at September 30, 2019 and December 31, 2018, respectively. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.

[6]
Notional amounts include $2.7 billion and $1.2 billion related to interest rate futures at September 30, 2019 and December 31, 2018, and $210 million and $136 million related to equity futures at September 30, 2019 and December 31, 2018, respectively. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table. Notional amounts also include amounts related to interest rate swaps hedging fixed rate debt.

[7]
Notional amounts include $9 million and $6 million from purchased credit risk participation agreements at September 30, 2019 and December 31, 2018, and $41 million and $33 million from written credit risk participation agreements at September 30, 2019 and December 31, 2018, respectively. These notional amounts are calculated as the notional of the derivative participated adjusted by the relevant RWA conversion factor.

[8]	Notional amounts include $41 million related to the Visa derivative liability at both September 30, 2019 and December 31, 2018. See Note 15, "Guarantees" for additional information.

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

The following tables present total gross derivative instrument assets and liabilities at September 30, 2019 and December 31, 2018, which are adjusted to reflect the effects of legally enforceable master netting agreements and cash collateral received or paid when calculating the net amount reported in the Consolidated Balance Sheets. Also included in the tables are financial instrument collateral related to legally enforceable master netting agreements that represents securities collateral received or pledged and customer cash collateral held at third party custodians. These amounts are not offset on the Consolidated Balance Sheets but are shown as a reduction to total derivative instrument assets and liabilities to derive net derivative assets and liabilities. These amounts are limited to the derivative asset/liability balance, and accordingly, do not include excess collateral received/pledged.

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
September 30, 2019
Derivative instrument assets:
Derivatives subject to master netting arrangement or similar arrangement	$3,269	$1,973	$1,296		$15	$1,281
Derivatives not subject to master netting arrangement or similar arrangement	143	—	143		1	142
Exchange traded derivatives	466	135	331		—	331
Total derivative instrument assets	$3,878	$2,108	$1,770	[1]	$16	$1,754

Derivative instrument liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$2,787	$2,622	$165		$18	$147
Derivatives not subject to master netting arrangement or similar arrangement	109	—	109		13	96
Exchange traded derivatives	135	135	—		—	—
Total derivative instrument liabilities	$3,031	$2,757	$274	[2]	$31	$243

December 31, 2018
Derivative instrument assets:
Derivatives subject to master netting arrangement or similar arrangement	$2,425	$1,873	$552		$12	$540
Derivatives not subject to master netting arrangement or similar arrangement	20	—	20		—	20
Exchange traded derivatives	186	119	67		—	67
Total derivative instrument assets	$2,631	$1,992	$639	[1]	$12	$627

Derivative instrument liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$2,521	$2,187	$334		$14	$320
Derivatives not subject to master netting arrangement or similar arrangement	76	—	76		—	76
Exchange traded derivatives	119	119	—		—	—
Total derivative instrument liabilities	$2,716	$2,306	$410	[2]	$14	$396
1 At September 30, 2019, $1.8 billion, net of $358 million offsetting cash collateral, is recognized in Trading assets and derivative instruments within the Company's Consolidated Balance Sheets. At December 31, 2018, $639 million, net of $338 million offsetting cash collateral, is recognized in Trading assets and derivative instruments within the Company's Consolidated Balance Sheets.
2 At September 30, 2019, $274 million, net of $1.0 billion offsetting cash collateral, is recognized in Trading liabilities and derivative instruments within the Company's Consolidated Balance Sheets. At December 31, 2018, $410 million, net of $652 million offsetting cash collateral, is recognized in Trading liabilities and derivative instruments within the Company's Consolidated Balance Sheets.

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

The Company enters into interest rate swaps designated as cash flow hedging instruments to hedge its exposure to contractually specified interest rate risk associated with floating rate loans. For the three and nine months ended September 30, 2019, the amount of pre-tax gain recognized in OCI on derivative instruments was $61 million and $266 million, respectively. For the three and nine months ended September 30, 2018, the amount of pre-tax loss recognized in OCI on derivative instruments was $48 million and $274 million, respectively. At September 30, 2019, the maturities for hedges of floating rate loans ranged from less than one year to seven years, with the weighted average being 3.3 years. At December 31, 2018, the maturities for hedges of floating rate loans ranged from less than one year to five years, with the weighted average being 2.5 years. These hedges have been highly effective in offsetting the designated risks. At September 30, 2019, $158 million of deferred net pre-tax losses on derivative instruments designated as cash flow hedges on floating rate loans recognized in AOCI are expected to be reclassified into net interest income during the next twelve months. The amount to be reclassified into income incorporates the impact from both active and terminated cash flow hedges, including the net interest income earned on the active hedges, assuming no changes in LIBOR. The Company may choose to terminate or de-designate a hedging relationship due to a change in the risk management objective for that specific hedge item, which may arise in conjunction with an overall balance sheet management strategy.

Notes to Consolidated Financial Statements (Unaudited), continued

The following table presents gains and losses on derivatives in fair value and cash flow hedging relationships by contract type and by income statement line item. The table does not disclose the financial impact of the activities that these derivative instruments are intended to hedge.

	Net Interest Income
(Dollars in millions)	Interest and fees on LHFI		Interest on Long-term Debt		Total
Three Months Ended September 30, 2019
Interest income/(expense), including the effects of fair value and cash flow hedges	$1,708		($150)		$1,558

(Loss)/gain on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—		($1)		($1)
Recognized on derivatives	—		43		43
Recognized on hedged items	—		(47)	[1]	(47)
Net expense recognized on fair value hedges	$—		($5)		($5)

Loss on cash flow hedging relationships:
Interest rate contracts:
Amount of pre-tax loss reclassified from AOCI into income	($46)	[2]	$—		($46)
Net expense recognized on cash flow hedges	($46)		$—		($46)

Nine Months Ended September 30, 2019
Interest income/(expense), including the effects of fair value and cash flow hedges	$5,125		($425)		$4,700

(Loss)/gain on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—		($10)		($10)
Recognized on derivatives	—		267		267
Recognized on hedged items	—		(282)	[1]	(282)
Net expense recognized on fair value hedges	$—		($25)		($25)

Loss on cash flow hedging relationships:
Interest rate contracts:
Amount of pre-tax loss reclassified from AOCI into income	($129)	[2]	$—		($129)
Net expense recognized on cash flow hedges	($129)		$—		($129)

Three Months Ended September 30, 2018
Interest income/(expense), including the effects of fair value and cash flow hedges	$1,549		($95)		$1,454

(Loss)/gain on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—		($2)		($2)
Recognized on derivatives	—		(33)		(33)
Recognized on hedged items	—		31	[1]	31
Net expense recognized on fair value hedges	$—		($4)		($4)

Loss on cash flow hedging relationships:
Interest rate contracts:
Amount of pre-tax loss reclassified from AOCI into income	($22)	[2]	$—		($22)
Net expense recognized on cash flow hedges	($22)		$—		($22)

Nine Months Ended September 30, 2018
Interest income/(expense), including the effects of fair value and cash flow hedges	$4,424		($252)		$4,172

(Loss)/gain on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—		($1)		($1)
Recognized on derivatives	—		(130)		(130)
Recognized on hedged items	—		124	[1]	124
Net expense recognized on fair value hedges	$—		($7)		($7)

Loss on cash flow hedging relationships:
Interest rate contracts:
Amount of pre-tax loss reclassified from AOCI into income	($39)	[2]	$—		($39)
Net expense recognized on cash flow hedges	($39)		$—		($39)
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

Notes to Consolidated Financial Statements (Unaudited), continued

The following table presents the carrying amount of hedged liabilities on the Consolidated Balance Sheets in fair value hedging relationships and the associated cumulative basis adjustment related to the application of hedge accounting:

		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Liabilities
(Dollars in millions)	Carrying Amount of Hedged Liabilities	Hedged Items Currently Designated	Hedged Items No Longer Designated
September 30, 2019
Long-term debt	$11,295	$180	($28)

December 31, 2018
Long-term debt	$8,411	($10)	($120)
Brokered time deposits	29	—	—

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

The impacts of derivative instruments used for economic hedging or trading purposes on the Consolidated Statements of Income are presented in the following table:

	Classification of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives During the Three Months Ended September 30		Amount of Gain/(Loss) Recognized in Income on Derivatives During the Nine Months Ended September 30
(Dollars in millions)		2019	2018	2019	2018
Derivative instruments not designated as hedging instruments:
Interest rate contracts hedging:
Residential MSRs	Mortgage-related income	$166	($54)	$436	($210)
LHFS, IRLCs	Mortgage-related income	(31)	10	(76)	57
LHFI	Other noninterest income	(1)	1	(4)	3
Trading activity	Trading income	1	18	22	48
Foreign exchange rate contracts hedging loans and trading activity	Trading income	39	9	46	49
Credit contracts hedging:
LHFI	Other noninterest income	(1)	(5)	(16)	(5)
Trading activity	Trading income	7	5	20	16
Equity contracts hedging trading activity	Trading income	6	6	34	8
Other contracts:
IRLCs and other	Mortgage-related income; Commercial real estate-related income	58	19	144	39
Commodity derivatives	Trading income	1	—	2	—
Total		$245	$9	$608	$5

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

(Dollars in millions)	September 30, 2019	December 31, 2018
Outstanding TRS notional balances	$2,543	$2,009
TRS assets at fair value	38	97
TRS liabilities at fair value	34	94
Cash collateral held for TRS contracts	635	601

For additional information on the Company’s TRS contracts, see Note 11, “Certain Transfers of Financial Assets and Variable Interest Entities,” in this Form 10-Q as well as Note 20, “Fair Value Election and Measurement,” to the Company’s 2018 Annual Report on Form 10-K.

The Company writes risk participations, which are credit derivatives, whereby the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on a derivative, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative. The Company manages its payment risk on its risk participations by monitoring the creditworthiness of the obligors, which are all corporations or partnerships, through the normal credit review process that the Company would have performed had it entered into a derivative directly with the obligors. To date, no material losses have been incurred related to the Company’s written risk participations. At September 30, 2019, the remaining terms on these risk participations generally ranged from less than one year to 11 years, with a weighted average term on the maximum estimated exposure of 6.0 years. At December 31, 2018, the remaining terms on these risk participations generally ranged from less than one year to 10 years, with a weighted average term on the maximum estimated exposure of 5.9 years. The Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $281 million and $217 million at September 30, 2019 and December 31, 2018, respectively. The fair values of the written risk participations were immaterial at both September 30, 2019 and December 31, 2018.

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
The Company uses various valuation techniques and assumptions in estimating fair value. The assumptions used to estimate the value of an instrument have varying degrees of impact to the overall fair value of an asset or liability. This process involves gathering multiple sources of information, including broker quotes, values provided by pricing services, trading activity in other identical or similar securities, market indices, and pricing matrices. When observable market prices for an asset or liability are not available, the Company employs various modeling techniques, such as discounted cash flow analyses, to estimate fair value. Models used to produce material financial reporting information are validated prior to use and following any material change in methodology. Their performance is monitored at least quarterly, and any material deterioration in model performance is escalated.
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

Notes to Consolidated Financial Statements (Unaudited), continued

Recurring Fair Value Measurements
The following tables present certain information regarding assets and liabilities measured at fair value on a recurring basis and the changes in fair value for those specific financial instruments for which fair value has been elected. There have been no significant changes in the Company’s valuation techniques or inputs used in estimating fair value for assets and liabilities measured on a recurring basis from those disclosed in Note 20, “Fair Value Election and Measurement,” to the Company's 2018 Annual Report on Form 10-K.

	September 30, 2019
	Fair Value Measurements			Netting Adjustments [1]	Assets/Liabilities at Fair Value
(Dollars in millions)	Level 1	Level 2	Level 3
Assets
Trading assets and derivative instruments:
U.S. Treasury securities	$212	$—	$—	$—	$212
Federal agency securities	—	319	—	—	319
U.S. states and political subdivisions	—	43	—	—	43
MBS - agency residential	—	1,004	—	—	1,004
MBS - agency commercial	—	51	—	—	51
ABS	—	7	—	—	7
Corporate and other debt securities	—	628	—	—	628
CP	—	122	—	—	122
Equity securities	86	—	—	—	86
Derivative instruments	466	3,385	27	(2,108)	1,770
Trading loans [2]	—	2,862	—	—	2,862
Total trading assets and derivative instruments	764	8,421	27	(2,108)	7,104

Securities AFS:
U.S. Treasury securities	4,018	—	—	—	4,018
Federal agency securities	—	124	—	—	124
U.S. states and political subdivisions	—	572	—	—	572
MBS - agency residential	—	22,585	—	—	22,585
MBS - agency commercial	—	2,983	—	—	2,983
MBS - non-agency commercial	—	1,064	—	—	1,064
Corporate and other debt securities	—	12	—	—	12
Total securities AFS	4,018	27,340	—	—	31,358

LHFS	—	1,488	—	—	1,488
LHFI	—	—	124	—	124
Residential MSRs	—	—	1,564	—	1,564
Other assets	76	—	—	—	76

Liabilities
Trading liabilities and derivative instruments:
U.S. Treasury securities	538	—	—	—	538
Corporate and other debt securities	—	539	—	—	539
Equity securities	20	—	—	—	20
Derivative instruments	135	2,886	10	(2,757)	274
Trading loans	—	9	—	—	9
Total trading liabilities and derivative instruments	693	3,434	10	(2,757)	1,380

Brokered time deposits	—	552	—	—	552
Long-term debt	—	302	—	—	302

1 Amounts represent offsetting cash collateral received from, and paid to, the same derivative counterparties, and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists. See Note 16, “Derivative Financial Instruments,” for additional information.
2 At September 30, 2019, includes $2.5 billion of loans related to the Company’s TRS business, $70 million of loans related to the Company’s loan sales and trading business held in inventory, and $227 million of loans backed by the SBA held in inventory.

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

(Dollars in millions)	Fair Value at September 30, 2019	Aggregate UPB at September 30, 2019	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,862	$2,779	$83
LHFS:
Accruing	1,488	1,446	42
LHFI:
Accruing	121	119	2
Nonaccrual	3	4	(1)
Liabilities:
Trading loans	9	9	—
Brokered time deposits	552	539	13
Long-term debt	302	290	12

(Dollars in millions)	Fair Value at December 31, 2018	Aggregate UPB at December 31, 2018	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,540	$2,526	$14
LHFS:
Accruing	1,178	1,128	50
LHFI:
Accruing	158	163	(5)
Nonaccrual	5	6	(1)
Liabilities:
Brokered time deposits	403	403	—
Long-term debt	289	286	3

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

	Fair Value (Loss)/Gain for the Three Months Ended September 30, 2019 for Items Measured at Fair Value Pursuant to Election of the FVO				Fair Value Gain/(Loss) for the Nine Months Ended September 30, 2019 for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage [1] Related Income	Other Noninterest Income	Total [2] Changes in Fair Values Included in Earnings	Trading Income	Mortgage [1] Related Income	Other Noninterest Income	Total [2] Changes in Fair Values Included in Earnings
Assets:
Trading loans [3]	($1)	$—	$—	($1)	$18	$—	$—	$18
LHFS [4]	—	40	—	40	—	80	—	80
LHFI	—	—	2	2	—	—	5	5
Residential MSRs	—	(250)	—	(250)	—	(650)	—	(650)
Liabilities:
Brokered time deposits	(3)	—	—	(3)	(24)	—	—	(24)
Long-term debt	(2)	—	—	(2)	(15)	—	—	(15)
1 Income related to LHFS does not include income from IRLCs. For the three and nine months ended September 30, 2019, income related to residential MSRs includes income recognized upon the sale of loans reported at LOCOM.
2 Changes in fair value for the three and nine months ended September 30, 2019 exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, LHFI, brokered time deposits, and long-term debt that have been elected to be measured at fair value are recognized in Interest income or Interest expense in the Consolidated Statements of Income.
3 Includes an immaterial amount of gains or losses in the Consolidated Statements of Income due to changes in fair value attributable to instrument-specific credit risk for three and nine months ended September 30, 2019.
4 Includes an immaterial amount of gains or losses in the Consolidated Statements of Income due to changes in fair value attributable to borrower-specific credit risk for the three and nine months ended September 30, 2019.

	Fair Value Gain/(Loss) for the Three Months Ended September 30, 2018 for Items Measured at Fair Value Pursuant to Election of the FVO				Fair Value Gain/(Loss) for the Nine Months Ended September 30, 2018 for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage [1] Related Income	Other Noninterest Income	Total [2] Changes in Fair Values Included in Earnings	Trading Income	Mortgage [1] Related Income	Other Noninterest Income	Total [2] Changes in Fair Values Included in Earnings
Assets:
Trading loans [3]	$3	$—	$—	$3	$10	$—	$—	$10
LHFS [4]	—	5	—	5	—	(3)	—	(3)
LHFI	—	—	(1)	(1)	—	—	(4)	(4)
Residential MSRs	—	(8)	—	(8)	—	22	—	22
Liabilities:
Brokered time deposits	(4)	—	—	(4)	6	—	—	6
Long-term debt	1	—	—	1	6	—	—	6
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
3 Includes an immaterial amount of gains or losses in the Consolidated Statements of Income due to changes in fair value attributable to instrument-specific credit risk for three and nine months ended September 30, 2018.
4 Includes an immaterial amount of gains or losses in the Consolidated Statements of Income due to changes in fair value attributable to borrower-specific credit risk for the three and nine months ended September 30, 2018.

Notes to Consolidated Financial Statements (Unaudited), continued

The valuation technique and range, including weighted average, of the unobservable inputs associated with the Company’s level 3 assets and liabilities are as follows:

	Level 3 Significant Unobservable Input Assumptions
(Dollars in millions)	Fair value September 30, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average) [1]
Assets
Trading assets and derivative instruments:
Derivative instruments, net [2]	$17	Internal model	Pull through rate	2-100% (83%)
			MSR value	21-155 bps (102 bps)
LHFI	121	Monte Carlo/Discounted cash flow	Option adjusted spread	62-250 bps (172 bps)
			Conditional prepayment rate	7-31 CPR (16 CPR)
			Conditional default rate	0-2 CDR (0.5 CDR)
	3	Collateral based pricing	Appraised value	NM [3]
Residential MSRs	1,564	Monte Carlo/Discounted cash flow	Conditional prepayment rate	6-31 CPR (15 CPR)
			Option adjusted spread	1-29% (3%)

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

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning Balance July 1, 2019	Included in Earnings		OCI	Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items		Transfers into Level 3	Transfers out of Level 3	Fair Value September 30, 2019
Trading assets:
Derivative instruments, net	$24	$60	[1]	$—	$—	$—	($3)	($64)	[2]	$—	$—	$17
LHFI	127	2	[3]	—	—	—	(6)	—		1	—	124

(Dollars in millions)	Beginning Balance January 1, 2019	Included in Earnings		OCI	Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items		Transfers into Level 3	Transfers out of Level 3	Fair Value September 30, 2019
Trading assets:
Derivative instruments, net	$13	$147	[1]	$—	$—	$—	($5)	($138)	[2]	$—	$—	$17
LHFI	163	5	[3]	—	—	—	(21)	—		2	(25)	124

1 Includes issuances, fair value changes, and expirations. Amount related to residential IRLCs is recognized in Mortgage-related income, amount related to commercial IRLCs is recognized in Commercial real estate-related income, and amount related to Visa derivative liability is recognized in Other noninterest expense. Included $23 million in earnings during both the three and nine months ended September 30, 2019, related to changes in unrealized gains on net derivative instruments still held at September 30, 2019.
2 During the three and nine months ended September 30, 2019, the Company transferred $64 million and $138 million, respectively, of net IRLC assets out of level 3 as the associated loans were closed.
3 Amounts are generally included in Mortgage-related income; however, the mark on certain fair value loans is included in Other noninterest income. Included $3 million and $5 million in earnings during the three and nine months ended September 30, 2019, respectively, related to changes in unrealized gains on LHFI still held at September 30, 2019.

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning Balance July 1, 2018	Included in Earnings		OCI	Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items		Transfers into Level 3	Transfers out of Level 3	Fair Value September 30, 2018
Trading assets:
Derivative instruments, net	$3	$18	[1]	$—	$—	$—	$8	($26)	[2]	$—	$—	$3
LHFI	177	—	[3]	—	—	—	(9)	—		—	—	168

(Dollars in millions)	Beginning Balance January 1, 2018	Included in Earnings		OCI	Purchases	Sales	Settlements	Transfers to/from Other Balance Sheet Line Items		Transfers into Level 3	Transfers out of Level 3	Fair Value September 30, 2018
Trading assets:
Derivative instruments, net	$—	$36	[1]	$—	$—	$—	$10	($43)	[2]	$—	$—	$3
Securities AFS:
MBS - non-agency residential	59	—		—	—	—	(2)	—		—	(57)	—
ABS	8	—		—	—	—	(1)	—		—	(7)	—
Corporate and other debt securities	5	—		—	—	—	—	—		—	(5)	—
Total securities AFS	72	—		—	—	—	(3)	—		—	(69)	—
LHFI	196	(3)	[3]	—	—	—	(26)	—		1	—	168

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
2 During the three and nine months ended September 30, 2018, the Company transferred $26 million and $43 million, respectively, of net IRLC assets out of level 3 as the associated loans were closed.
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

Notes to Consolidated Financial Statements (Unaudited), continued

Non-recurring Fair Value Measurements
The following tables present gains and losses recognized on assets still held at period end, and measured at fair value on a non-recurring basis, for the three and nine months ended September 30, 2019 and the year ended December 31, 2018. Adjustments to fair value generally result from the application of LOCOM, or the measurement alternative, or through write-downs of individual assets. The tables do not reflect changes in fair value attributable to economic hedges the Company may have used to mitigate interest rate risk associated with LHFS.

		Fair Value Measurements			(Losses)/Gains for the Three Months Ended September 30, 2019	(Losses)/Gains for the Nine Months Ended September 30, 2019
(Dollars in millions)	September 30, 2019	Level 1	Level 2	Level 3
LHFS	$311	$—	$311	$—	($14)	($14)
LHFI	128	—	—	128	—	—
OREO	22	—	—	22	(1)	(3)
Other assets	74	—	61	13	16	14

		Fair Value Measurements			(Losses)/Gains for the Year Ended December 31, 2018
(Dollars in millions)	December 31, 2018	Level 1	Level 2	Level 3
LHFS	$47	$—	$47	$—	($1)
LHFI	63	—	—	63	—
OREO	19	—	—	19	(4)
Other assets	67	—	47	20	24

Discussed below are the valuation techniques and inputs used in estimating fair values for assets measured at fair value on a non-recurring basis and classified as level 2 and/or 3.
Loans Held for Sale
At September 30, 2019 and December 31, 2018, LHFS classified as level 2 consisted of commercial loans that were valued using market prices and measured at LOCOM. During both the three and nine months ended September 30, 2019, the Company recognized impairment charges of $14 million attributable to changes in the fair value of LHFS. During the year ended December 31, 2018, the Company recognized an immaterial amount of impairment charges attributable to changes in the fair value of LHFS.

Loans Held for Investment
At September 30, 2019 and December 31, 2018, LHFI classified as level 3 consisted primarily of consumer loans discharged in Chapter 7 bankruptcy that had not been reaffirmed by the borrower. Cash proceeds from the sale of the underlying collateral is the expected source of repayment for a majority of these loans. Accordingly, the fair value of these loans is derived from the estimated fair value of the underlying collateral, incorporating market data if available. Due to the lack of market data for similar assets, all of these loans are classified as level 3. There were no gains/(losses) recognized during the three and nine months ended September 30, 2019 or during the year ended December 31, 2018, as the charge-offs related to these loans are a component of the ALLL.

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
The Company elected the measurement alternative for measuring certain equity securities without readily determinable fair values, which are adjusted based on any observable price changes in orderly transactions. These equity securities are classified as level 2 based on the valuation methodology and associated inputs. During both the three and nine months ended September 30, 2019, the Company recognized remeasurement gains of $16 million on these equity securities. During the year ended December 31, 2018, the Company recognized remeasurement gains of $30 million on these equity securities.
Other repossessed assets include repossessed personal property that is measured at fair value less cost to sell. These assets are classified as level 3 as their fair value is determined based on a variety of subjective, unobservable factors. There were no losses recognized in earnings by the Company on other repossessed assets during the three and nine months ended September 30, 2019 or during the year ended December 31, 2018, as the impairment charges on repossessed personal property were a component of the ALLL.
The Company monitors the fair value of assets under operating leases where the Company is the lessor and recognizes impairment on the leased asset to the extent the carrying value is not recoverable and is greater than its fair value. Fair value is determined using collateral specific pricing digests, external appraisals, broker opinions, recent sales data from industry equipment dealers, and the discounted cash flows derived from the underlying lease agreement. As market data for similar assets and lease arrangements is available and used in the valuation, these assets are considered level 2. During the three and nine months ended September 30, 2019 and the year ended December 31, 2018, the Company recognized an immaterial amount of impairment charges attributable to changes in the fair value of various personal property under operating leases.

Notes to Consolidated Financial Statements (Unaudited), continued

Branch properties are classified as level 3, as their fair value is based on property-specific appraisals and broker opinions. No impairment charges were recognized on branch properties during the three months ended September 30, 2019 and an immaterial amount was recognized during the nine months ended September 30, 2019. During the year ended December 31, 2018, the Company recognized impairment charges of $5 million on branch properties.

Land held for sale is recorded at the lesser of carrying value or fair value less cost to sell, and is considered level 3 as its fair value is determined based on property-specific appraisals and broker opinions. No impairment charges were recognized on land held for sale during the three months ended September 30, 2019. During the nine months ended September 30, 2019 and the year ended December 31, 2018, the Company recognized an immaterial amount of impairment charges on land held for sale.

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments are as follows:

		September 30, 2019		Fair Value Measurements
(Dollars in millions)	Measurement Category	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	Amortized cost	$9,184	$9,184	$9,184	$—	$—
Trading assets and derivative instruments	Fair value	7,104	7,104	764	6,313	27
Securities AFS	Fair value	31,358	31,358	4,018	27,340	—
LHFS	Amortized cost	518	525	—	448	77
	Fair value	1,488	1,488	—	1,488	—
LHFI, net	Amortized cost	156,632	156,222	—	—	156,222
	Fair value	124	124	—	—	124
Other [1]	Amortized cost	737	737	—	—	737
	Fair value	76	76	76	—	—
Financial liabilities:
Consumer and other time deposits	Amortized cost	16,727	16,637	—	16,637	—
Brokered time deposits	Amortized cost	993	964	—	964	—
	Fair value	552	552	—	552	—
Short-term borrowings	Amortized cost	7,144	7,144	—	7,144	—
Long-term debt	Amortized cost	20,067	20,257	—	18,490	1,767
	Fair value	302	302	—	302	—
Trading liabilities and derivative instruments	Fair value	1,380	1,380	693	677	10

		December 31, 2018		Fair Value Measurements
(Dollars in millions)	Measurement Category	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	Amortized cost	$7,495	$7,495	$7,495	$—	$—
Trading assets and derivative instruments	Fair value	5,506	5,506	521	4,965	20
Securities AFS	Fair value	31,442	31,442	4,211	27,231	—
LHFS	Amortized cost	290	291	—	261	30
	Fair value	1,178	1,178	—	1,178	—
LHFI, net	Amortized cost	150,061	148,167	—	—	148,167
	Fair value	163	163	—	—	163
Other [1]	Amortized cost	630	630	—	—	630
	Fair value	95	95	95	—	—
Financial liabilities:
Consumer and other time deposits	Amortized cost	15,355	15,106	—	15,106	—
Brokered time deposits	Amortized cost	642	615	—	615	—
	Fair value	403	403	—	403	—
Short-term borrowings	Amortized cost	8,772	8,772	—	8,772	—
Long-term debt	Amortized cost	14,783	14,729	—	13,024	1,705
	Fair value	289	289	—	289	—
Trading liabilities and derivative instruments	Fair value	1,604	1,604	925	672	7
1 Other financial assets recorded at amortized cost consist of FHLB of Atlanta stock and Federal Reserve Bank of Atlanta stock. Other financial assets recorded at fair value consist of mutual fund investments and other equity securities with readily determinable fair values.

At September 30, 2019 and December 31, 2018, the Company had $76.2 billion and $72.0 billion of unfunded commercial loan commitments and letters of credit, respectively, that are not included in the preceding tables. Since no active trading market exists for these instruments, a reasonable estimate of the instruments' fair value is the carrying value of deferred fees plus the related unfunded commitments reserve, which totaled $76 million and $72 million at September 30, 2019 and December 31, 2018, respectively. The Company does not estimate the fair value of its unfunded consumer lending commitments, which can generally be canceled by providing notice to the borrower.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 18 – CONTINGENCIES
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries are parties to numerous civil claims and lawsuits and subject to regulatory examinations, investigations, and requests for information. Some of these matters involve claims for substantial amounts. The Company’s experience has shown that the damages alleged by plaintiffs or claimants are often overstated, based on unsubstantiated legal theories, unsupported by facts, and/or bear no relation to the ultimate award that a court might grant. Additionally, the outcome of litigation and regulatory matters and the timing of ultimate resolution are inherently difficult to predict. These factors make it difficult for the Company to provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. However, on a case-by-case basis, reserves are established for those legal claims in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company's financial statements at September 30, 2019 reflect the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved.
For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of related reserves, if any. Management currently estimates these losses to range from $0 to approximately $160 million. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information available at September 30, 2019. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure. Based on current knowledge, it is the opinion of management that liabilities arising from legal claims in excess of the amounts currently reserved, if any, will not have a material impact on the Company’s financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s financial condition, results of operations, or cash flows for any given reporting period.
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
Mutual Funds ERISA Class Action
On March 11, 2011, the Company and certain officers, directors, and employees of the Company were named in a putative class action alleging that they breached their fiduciary duties under ERISA by offering certain STI Classic Mutual Funds as investment options in the Plan. The plaintiffs purported to represent all current and former Plan participants who held the STI Classic Mutual Funds in their Plan accounts from April 2002 through December 2010 and seek to recover alleged losses these Plan participants supposedly incurred as a result of their investment in the STI Classic Mutual Funds. This action is pending in the U.S. District Court for the Northern District of Georgia, Atlanta Division (the “District Court”). Subsequently, plaintiffs' counsel initiated a substantially similar lawsuit against the Company naming two new plaintiffs. On June 27, 2014, Brown, et al. v. SunTrust Banks, Inc., et al., another putative class action alleging breach of fiduciary duties associated with the inclusion of STI Classic Mutual Funds as investment options in the Plan, was filed in the U.S. District Court for the District of Columbia but then was transferred to the District Court.
After various appeals, the cases were remanded to the District Court. On March 25, 2016, a consolidated amended complaint was filed, consolidating all of these pending actions into one case. The Company filed an answer to the consolidated amended complaint on June 6, 2016. Subsequent to the closing of fact discovery, plaintiffs filed their second amended consolidated complaint on December 19, 2017 which among other things named five new defendants. On January 2, 2018, defendants filed their answer to the second amended consolidated complaint. Defendants' motion for partial summary judgment was filed on January 12, 2018, and on January 16, 2018 the plaintiffs filed for motion for class certification. Defendants' motion for partial summary judgment was granted by the District Court on May 2, 2018, which held that all claims prior to March 11, 2005 have been dismissed as well as dismissing three individual defendants from the action. On June 27, 2018, the District Court granted the plaintiffs' motion for class

Notes to Consolidated Financial Statements (Unaudited), continued

certification. On March 29, 2019, the District Court dismissed RidgeWorth Capital Management, Inc. from the lawsuit and on July 16, 2019, the District Court dismissed plaintiffs' claim for successor liability. On October 3, 2019, the District Court granted in part and denied in part defendants' motion for summary judgment on plaintiffs' remaining claims. The surviving claims have been placed on a civil trial calendar for early 2020.
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

NOTE 19 - BUSINESS SEGMENT REPORTING
The Company operates and measures business activity across two segments: Consumer and Wholesale, with functional activities included in Corporate Other. The Company's business segment structure is based on the manner in which financial information is evaluated by management as well as the products and services provided or the type of client served. The following is a description of the segments and their primary businesses at September 30, 2019.

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

•
PWM provides a full array of wealth management products and professional services to individual consumers and institutional clients, including loans, deposits, brokerage, professional investment advisory, and trust services to clients seeking active management of their financial resources. Institutional clients are served by the Institutional Investment Solutions business. Online and full-service brokerage products are offered to individual clients through STIS. Investment advisory products and services are offered to clients by STAS, an SEC registered investment advisor. PWM also includes GFO Advisory Services, LLC, which provides family office solutions to clients and their families to help them manage and sustain wealth across multiple generations, including family meeting facilitation, consolidated reporting, expense management, specialty asset management, and business transition advice, as well as other wealth management disciplines.

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

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended September 30, 2019
(Dollars in millions)	Consumer	Wholesale	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average LHFI	$80,414	$77,107	$91	$—	$157,612
Average consumer and commercial deposits	114,132	45,817	2,779	(195)	162,533
Average total assets	90,329	93,584	38,557	2,277	224,747
Average total liabilities	114,989	52,471	31,126	(65)	198,521
Average total equity	—	—	—	26,226	26,226
Statements of Income:
Net interest income	$1,068	$529	($79)	($8)	$1,510
FTE adjustment	—	21	—	1	22
Net interest income-FTE [1]	1,068	550	(79)	(7)	1,532
Provision for credit losses [2]	77	56	—	(1)	132
Net interest income after provision for credit losses-FTE	991	494	(79)	(6)	1,400
Total noninterest income	479	368	34	(38)	843
Total noninterest expense	1,025	457	(5)	(3)	1,474
Income before provision for income taxes-FTE	445	405	(40)	(41)	769
Provision for income taxes-FTE [3]	102	96	(10)	(44)	144
Net income including income attributable to noncontrolling interest	343	309	(30)	3	625
Less: Net income attributable to noncontrolling interest	—	—	2	—	2
Net income	$343	$309	($32)	$3	$623

1 Presented on a matched maturity funds transfer price basis for the segments.
2 Provision for credit losses represents net charge-offs by segment combined with an allocation to the segments for the provision attributable to quarterly changes in the ALLL and unfunded commitment reserve balances.
3 Includes regular provision for income taxes as well as FTE income and tax credit adjustment reversals.

	Three Months Ended September 30, 2018
(Dollars in millions)	Consumer	Wholesale	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average LHFI	$75,234	$70,669	$93	($1)	$145,995
Average consumer and commercial deposits	111,950	44,702	3,264	(568)	159,348
Average total assets	85,933	84,909	35,647	906	207,395
Average total liabilities	112,898	51,215	19,531	(524)	183,120
Average total equity	—	—	—	24,275	24,275
Statements of Income:
Net interest income	$1,056	$539	($46)	($37)	$1,512
FTE adjustment	—	22	1	(1)	22
Net interest income-FTE [1]	1,056	561	(45)	(38)	1,534
Provision for credit losses [2]	36	24	—	1	61
Net interest income after provision for credit losses-FTE	1,020	537	(45)	(39)	1,473
Total noninterest income	444	368	16	(46)	782
Total noninterest expense	991	432	(35)	(4)	1,384
Income before provision for income taxes-FTE	473	473	6	(81)	871
Provision for income taxes-FTE [3]	108	112	(51)	(52)	117
Net income including income attributable to noncontrolling interest	365	361	57	(29)	754
Less: Net income attributable to noncontrolling interest	—	—	2	—	2
Net income	$365	$361	$55	($29)	$752

[1]	Presented on a matched maturity funds transfer price basis for the segments.

[2]
Provision for credit losses represents net charge-offs by segment combined with an allocation to the segments for the provision attributable to quarterly changes in the ALLL and unfunded commitment reserve balances.

[3]	Includes regular provision for income taxes as well as FTE income and tax credit adjustment reversals.

Notes to Consolidated Financial Statements (Unaudited), continued

	Nine Months Ended September 30, 2019
(Dollars in millions)	Consumer	Wholesale	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average LHFI	$79,473	$76,481	$90	$—	$156,044
Average consumer and commercial deposits	113,067	44,777	3,224	(289)	160,779
Average total assets	89,026	92,046	38,189	1,758	221,019
Average total liabilities	113,979	51,441	30,465	(173)	195,712
Average total equity	—	—	—	25,307	25,307
Statements of Income:
Net interest income	$3,222	$1,607	($222)	($18)	$4,589
FTE adjustment	—	65	1	—	66
Net interest income-FTE [1]	3,222	1,672	(221)	(18)	4,655
Provision for credit losses [2]	204	208	—	—	412
Net interest income after provision for credit losses-FTE	3,018	1,464	(221)	(18)	4,243
Total noninterest income	1,415	1,137	230	(129)	2,653
Total noninterest expense	3,029	1,382	207	(16)	4,602
Income before provision for income taxes-FTE	1,404	1,219	(198)	(131)	2,294
Provision for income taxes-FTE [3]	321	289	(81)	(133)	396
Net income including income attributable to noncontrolling interest	1,083	930	(117)	2	1,898
Less: Net income attributable to noncontrolling interest	—	—	7	—	7
Net income	$1,083	$930	($124)	$2	$1,891
1 Presented on a matched maturity funds transfer price basis for the segments.
2 Provision for credit losses represents net charge-offs by segment combined with an allocation to the segments for the provision attributable to quarterly changes in the ALLL and unfunded commitment reserve balances.
3 Includes regular provision for income taxes as well as FTE income and tax credit adjustment reversals.

	Nine Months Ended September 30, 2018
(Dollars in millions)	Consumer	Wholesale	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average LHFI	$74,907	$69,375	$89	($3)	$144,368
Average consumer and commercial deposits	111,008	45,247	3,234	(330)	159,159
Average total assets	84,909	83,193	35,585	1,683	205,370
Average total liabilities	111,909	51,375	18,065	(303)	181,046
Average total equity	—	—	—	24,324	24,324
Statements of Income:
Net interest income	$3,087	$1,580	($111)	($116)	$4,440
FTE adjustment	—	63	2	—	65
Net interest income-FTE [1]	3,087	1,643	(109)	(116)	4,505
Provision for credit losses [2]	102	19	—	—	121
Net interest income after provision for credit losses-FTE	2,985	1,624	(109)	(116)	4,384
Total noninterest income	1,347	1,096	81	(116)	2,408
Total noninterest expense	2,984	1,307	(83)	(17)	4,191
Income before provision for income taxes-FTE	1,348	1,413	55	(215)	2,601
Provision for income taxes-FTE [3]	305	334	(23)	(139)	477
Net income including income attributable to noncontrolling interest	1,043	1,079	78	(76)	2,124
Less: Net income attributable to noncontrolling interest	—	—	7	—	7
Net income	$1,043	$1,079	$71	($76)	$2,117
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

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 20 - ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in the components of AOCI, net of tax, are presented in the following table:

(Dollars in millions)	Securities AFS	Derivative Instruments	Brokered Time Deposits	Long-Term Debt	Employee Benefit Plans	Total
Three Months Ended September 30, 2019
Balance, beginning of period	$437	($148)	$—	($1)	($689)	($401)
Net unrealized gains arising during the period	169	47	—	—	—	216
Amounts reclassified to net income	(3)	35	—	—	4	36
Other comprehensive income, net of tax	166	82	—	—	4	252
Balance, end of period	$603	($66)	$—	($1)	($685)	($149)

Three Months Ended September 30, 2018
Balance, beginning of period	($519)	($459)	($1)	($2)	($698)	($1,679)
Net unrealized losses arising during the period	(178)	(37)	—	—	—	(215)
Amounts reclassified to net income	—	17	—	—	3	20
Other comprehensive (loss)/income, net of tax	(178)	(20)	—	—	3	(195)
Balance, end of period	($697)	($479)	($1)	($2)	($695)	($1,874)

Nine Months Ended September 30, 2019
Balance, beginning of period	($357)	($368)	$1	($1)	($695)	($1,420)
Net unrealized gains/(losses) arising during the period	931	203	(1)	—	—	1,133
Amounts reclassified to net income	29	99	—	—	10	138
Other comprehensive income/(loss), net of tax	960	302	(1)	—	10	1,271
Balance, end of period	$603	($66)	$—	($1)	($685)	($149)

Nine Months Ended September 30, 2018
Balance, beginning of period	($1)	($244)	($1)	($4)	($570)	($820)
Cumulative effect adjustment related to ASU adoption [1]	30	(56)	—	(1)	(127)	(154)
Net unrealized (losses)/gains arising during the period	(725)	(209)	—	3	(7)	(938)
Amounts reclassified to net income	(1)	30	—	—	9	38
Other comprehensive (loss)/income, net of tax	(726)	(179)	—	3	2	(900)
Balance, end of period	($697)	($479)	($1)	($2)	($695)	($1,874)

[1]	Related to the Company’s early adoption of ASU 2018-02 on January 1, 2018. See Note 1, “Significant Accounting Policies,” to the Company's 2018 Annual Report on Form 10-K for additional information.

Notes to Consolidated Financial Statements (Unaudited), continued

Reclassifications from AOCI to Net income, and the related tax effects, are presented in the following table:

(Dollars in millions)	Three Months Ended September 30		Nine Months Ended September 30		Impacted Line Item in the Consolidated Statements of Income
Details About AOCI Components	2019	2018	2019	2018
Securities AFS:
Net realized (gains)/losses on securities AFS	($4)	$—	$38	($1)	Net securities gains/(losses)
Tax effect	1	—	(9)	—	Provision for income taxes
	(3)	—	29	(1)
Derivative Instruments:
Net realized losses on cash flow hedges	46	22	129	39	Interest and fees on loans held for investment
Tax effect	(11)	(5)	(30)	(9)	Provision for income taxes
	35	17	99	30
Employee Benefit Plans:
Amortization of prior service credit	(1)	(2)	(4)	(5)	Employee benefits
Amortization of actuarial loss	6	6	18	17	Employee benefits
	5	4	14	12
Tax effect	(1)	(1)	(4)	(3)	Provision for income taxes
	4	3	10	9

Total reclassifications from AOCI to net income	$36	$20	$138	$38

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION
We are a leading provider of financial services, with our headquarters located in Atlanta, Georgia. We are an organization driven by our Company purpose of Lighting the Way to Financial Well-Being — helping instill a sense of confidence in the financial circumstances of clients, communities, teammates, and owners is at the center of everything we do. Our principal subsidiary, SunTrust Bank, offers a full line of financial services for consumers, businesses, corporations, institutions, and not-for-profit entities, both through branches (located primarily in Florida, Georgia, Virginia, North Carolina, Tennessee, Maryland, South Carolina, and the District of Columbia) and through other digital and national delivery channels. In addition to deposit, credit, mortgage banking, and trust and investment services offered by the Bank, our other subsidiaries provide capital markets, securities brokerage, investment banking, and wealth management services. We operate two business segments: Consumer and Wholesale, with functional activities included in Corporate Other. See Note 19, “Business Segment Reporting,” to the Consolidated Financial Statements in this Form 10-Q for a description of our business segments.
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

EXECUTIVE OVERVIEW
Financial Performance
We delivered solid core business results in the third quarter of 2019, marked by continued loan growth, improved deposit growth, diverse fee income, and strong credit quality. Diluted EPS for the third quarter of 2019 was $1.34, which included $(0.06) per share in Merger-related impacts. This compares to $1.56 per average common diluted share for the third quarter of 2018, which included $0.14 per share of net discrete income tax benefits. See additional discussion regarding Merger-related impacts in the “Noninterest Expense” section of this MD&A.
Total revenue for the third quarter of 2019 increased 3% compared to the third quarter of 2018, driven by higher noninterest income. Net interest income was stable relative to the third quarter of 2018 as a 21 basis point decline in the net interest margin was offset by 8% growth in average performing LHFI and 2% growth in average client deposits. The year-over-year decrease in net interest margin was driven primarily by higher funding costs resulting from higher rates paid on deposits and higher levels of wholesale funding needed to support earning asset growth. On a standalone basis, we expect net interest margin for the fourth quarter of 2019 to decline by five to eight basis points relative to the third quarter, given the impacts of the September and October Fed Funds rate reductions and our net exposure to interest rates. See additional discussion related to net interest income and margin in the “Net Interest Income/Margin” section of this MD&A. Also in this MD&A, see Table 12, “Net Interest Income Asset Sensitivity,” for an analysis of potential changes in net interest income due to instantaneous moves in benchmark interest rates.
Noninterest income increased $61 million, or 8%, compared to the third quarter of 2018 and increased $245 million, or 10%, compared to the nine months ended September 30, 2018. Excluding the $5 million and $205 million insurance settlement benefits related to financial crisis-era related claims recognized in the current and prior quarters, respectively, noninterest income increased $56 million, or 7%, compared to the third quarter of 2018 and increased $35 million, or 1%, compared to the nine months ended September 30, 2018. The increase compared to the third quarter of 2018 was driven by increases across most categories, most notably a $23 million increase in mortgage-related income. The increase compared to the nine months ended September 30, 2018 was driven primarily by higher commercial real estate-related and mortgage-related income, offset partially by net securities losses and lower capital markets-related income. See additional discussion related to revenue and noninterest income in the “Noninterest Income” section of this MD&A.
Noninterest expense increased $90 million, or 7%, compared to the third quarter of 2018 and increased $411 million, or 10%, compared to the nine months ended September 30, 2018. Excluding the Merger-related impacts of $33 million in the current quarter and $92 million in the first nine months of 2019 as well as the $205 million charitable contribution to the SunTrust Foundation in the prior quarter, noninterest expense increased $57 million, or 4%, compared to the third quarter of

2018 and increased $114 million, or 3%, compared to the nine months ended September 30, 2018. The 4% increase compared to the third quarter of 2018 was driven by higher personnel expenses, net occupancy expense, and ongoing investments in technology. The 3% increase compared to the nine months ended September 30, 2018 was driven by higher outside processing and software, personnel expenses, net occupancy expense, and operating losses. For additional discussion of noninterest expense, including further information regarding Merger-related costs and impacts, see the “Noninterest Expense” section of this MD&A.
For the third quarter of 2019, our efficiency and tangible efficiency ratios were 62.1% and 61.2%, compared to 59.8% and 58.9% for the third quarter of 2018, respectively. Our current year efficiency ratios were unfavorably impacted by the Merger-related impacts, but were favorably impacted by the insurance settlement benefits recognized during the current quarter; when excluding the impact of these items, our adjusted tangible efficiency ratio was 59.9% for the third quarter of 2019. We anticipate realizing significant synergies and scale through the Merger, which will afford us the opportunity to achieve peer-leading efficiency and create incremental capacity for investments. See Table 17, “Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures,” in this MD&A for additional information regarding, and reconciliations of, our tangible and adjusted tangible efficiency ratios.
Our asset quality metrics were strong during the third quarter of 2019, evidenced by our 0.28% net charge-offs to total average LHFI ratio on an annualized basis and 0.38% NPLs to period-end LHFI ratio. These low levels reflect the relative strength across our LHFI portfolio. On a standalone basis, we still expect our full year 2019 net charge-offs to total average LHFI ratio to be between 25 and 30 basis points. However, we believe this ratio will have an upward trajectory over time, given the strong performance we have experienced in recent years combined with increased levels of macroeconomic, political, and global uncertainty. See additional discussion of our credit and asset quality, in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A.
Average LHFI for the third quarter of 2019 totaled $157.6 billion, up $11.6 billion, or 8%, compared to the third quarter of 2018, led by growth in C&I, CRE, consumer direct and indirect loans, and residential mortgages, offset partially by declines in commercial construction loans and residential home equity products. See additional loan discussions in the “Loans,” “Nonperforming Assets,” and “Net Interest Income/Margin” sections of this MD&A.
Average consumer and commercial deposits increased 2% compared to the third quarter of 2018 as growth in NOW accounts and time deposits were offset, in large part, by declines in noninterest-bearing deposits and money market accounts. The increase in average interest-bearing consumer and commercial deposits reflects improved production from our Consumer segment, where we are benefiting from increased momentum associated with new checking and savings products that were introduced at the end of 2018, as well as our targeted marketing and pricing strategies. We also benefited from targeted growth with certain corporate clients through successes achieved by our corporate liquidity product specialist team. See additional discussion regarding average deposits in the “Net Interest Income/Margin” section of this MD&A.
Capital
Our capital ratios continue to be well above regulatory requirements. The CET1 ratio was 9.33% at September 30, 2019, a 12 basis point increase compared to December 31, 2018, driven primarily by growth in retained earnings, offset partially by an increase in RWA. The Tier 1 capital and Total capital ratios also increased compared to December 31, 2018, due to the same factors impacting our CET1 ratio. Going forward, we continue to expect our capital ratios to trend upward given our suspension of share repurchases in anticipation of the Merger. This will result in a share count that is relatively stable until the Merger closes.
Our book value and tangible book value per common share increased by 11% and 14%, respectively, compared to December 31, 2018, driven primarily by growth in retained earnings and a decrease in accumulated other comprehensive loss. See additional details related to our capital in Note 15, “Capital,” to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K and in the “Capital Resources” section of this MD&A. Also see Table 17, “Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures,” in this MD&A for additional information regarding, and a reconciliation of, tangible book value per common share.
During the first quarter of 2019, we repurchased $250 million of our outstanding common stock under the 2018 capital plan pursuant to an SEC Rule 10b5-1 repurchase plan entered into on November 6, 2018. During the second quarter of 2019, we had $500 million of unused common stock repurchase capacity remaining under the 2018 capital plan, which effectively expired on June 30, 2019 as we did not utilize this remaining share repurchase capacity in view of the Merger. Additionally, we increased our common stock dividend to $0.56 per common share in the third quarter of 2019, up 12% compared to both the prior quarter and the third quarter of 2018. For additional details related to our capital actions and share repurchases, refer to the “Capital Resources” section of this MD&A and Part II, Item 2 of this Form 10-Q.
Merger
On February 7, 2019, we announced that our Board approved a definitive agreement to combine with BB&T in an all-stock Merger. Under the terms of the Agreement and Plan of Merger (the “Merger Agreement”), our shareholders will have the right to receive 1.295 shares of BB&T common stock for each share of our common stock. A new corporate headquarters for the combined company has been announced and will be established in Charlotte, North Carolina. It will operate under the new name and brand, Truist Financial Corporation (“Truist”), while the combined company's board of directors and executive management team will be evenly split between SunTrust and BB&T. The Merger is expected to expand capabilities and accelerate capacity to invest in transformational technologies for clients and communities, combine complementary business models to create a diverse and comprehensive business mix with strong market positions, and deliver organizational and other Merger-related synergies, while also being accretive to the combined company's profitability profile and increasing the service and benefits to clients and communities. Our Merger with BB&T is expected to close in the fourth quarter of 2019, subject to satisfaction of customary closing conditions, including receipt of remaining regulatory approvals.
On July 10, 2019, BB&T received regulatory approval from the North Carolina Commissioner of Banks for the Merger. On July 16, 2019, SunTrust and BB&T announced a Truist Bank Community Benefits Plan (the “Plan”) under which the combined company will invest, lend, or donate a total of $60 billion to low and moderate-income borrowers and communities over a three-year period from 2020 to 2022. The Plan represents an increase in the comparable community investment, lending, and philanthropy of SunTrust and BB&T, and is an important opportunity of the Merger. On July 30, 2019, SunTrust and BB&T shareholders approved the Merger and BB&T's shareholders approved Truist Financial Corporation to be the name of the combined company.
Additionally, during the third quarter of 2019 SunTrust and BB&T continued the organizational design process for Truist, which culminated in the announcement of nearly 8,000 positions. Consistent with earlier phases of the organizational design, these leaders reflect top talent in both BB&T and SunTrust and a balance between both companies. The companies also made progress in selecting the systems to be used for the combined company and creating roadmaps for integration of these systems. As part of this process, we completed a vast majority of key technology ecosystem decisions to create a successful foundation for Truist. For more information on our proposed Merger with BB&T, see Part I, Items 1 and 1A, “Business” and “Risk Factors,” as well as Note 21, “Subsequent Event,” to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K.
Business Segments Highlights
Consumer
Net interest income decreased $10 million, or 1%, sequentially and increased $12 million, or 1%, compared to the third quarter of 2018. The year-over-year increase was due primarily to loan and deposit growth which was offset partially by margin compression. Noninterest income decreased $10 million, or 2%, sequentially and increased $35 million, or 8%, compared to the third quarter of 2018. Excluding the impact of the $44 million gain on the sale of accruing TDRs in the second quarter of 2019, noninterest income increased $34 million, or 8%, sequentially. These sequential and year-over-year increases in noninterest income were driven primarily by strength in mortgage production-related income as a result of increased refinancing activity and improved gain on sale margins. Wealth management-related income increased 4% sequentially due to the seasonality of certain services. Assets under management grew 2% year-over-year as a result of improved market conditions and collaboration across our Consumer segment.
The positive lending momentum we have had in Consumer continued in the third quarter of 2019. Consumer lending production, excluding mortgage, was up 7% year-over-year. The investments that we have made in LightStream and our point-of-sale lending partnerships continue to contribute to our loan growth. Enhanced analytics, improved automation, new product offerings, partnership growth, and increased referrals have all been key contributors to our 38% year-over-year growth in LightStream.
The average balance of our LHFI portfolio increased $1.1 billion, or 1%, sequentially, and $5.2 billion, or 7%, compared to the third quarter of 2018. In addition to the aforementioned growth in LightStream originations, we have enhanced our point-of-sale lending capabilities and expanded our partnership network. We added two additional point of sale financing partners this quarter; one focused on solar and the other focused on equipment. These partnerships further our strategy of investing in digital lending channels to meet clients where they make purchase decisions. The average balance of our deposits increased $1.3 billion, or 1%, sequentially, and $2.2 billion, or 2%, compared to the third quarter of 2018, reflecting good momentum with new product offerings introduced at the end of 2018 and our targeted marketing campaigns.
Overall, our Consumer business segment continues to grow, benefiting from a strong presence across high growth markets and our continued progress in enhancing digital and technology capabilities. These strengths will be amplified when we consummate the Merger, with the potential to create retail and PWM businesses that will be among the leaders in the industry across many key dimensions; growth, efficiency, talent, and technology.

Wholesale
Net interest income decreased $9 million, or 2%, sequentially and decreased $11 million, or 2%, compared to the third quarter of 2018, due primarily to lower net interest margin. Noninterest income decreased $36 million, or 9%, sequentially and remained flat compared to the third quarter of 2018. The sequential decrease was due in part to a $14 million loss in trading income for counterparty credit valuation reserves as well as a decline in commercial real estate-related income given our strong performance in the second quarter of 2019. The decrease in noninterest income was offset partially by a strong performance in investment banking income particularly in debt capital markets and mergers and acquisitions. Approximately 35% of our merger and acquisition fees in the current year have come from our commercial banking clients, which is a good indicator of the continued success we are having in bringing enhanced advisory capabilities to a broader set of clients.
The average balance of our LHFI portfolio increased $253 million, sequentially and $6.4 billion, or 9%, compared to the third quarter of 2018. Paydown activity increased during the third quarter of 2019, particularly in C&I, which drove slower growth relative to the second quarter of 2019. The average balance of our deposits increased $1.7 billion, or 4%, sequentially and $1.1 billion, or 2%, compared to the third quarter of 2018. The strong deposit growth during the current quarter was a result of success from our corporate liquidity specialist team, in addition to several large temporary client deposits.
We have made consistent strategic investments in building out our product and industry expertise, broadening our product offerings, and expanding into new markets. Commercial real estate-related income was up 61% compared to the nine months ended September 30, 2018, reflective of our strong client relationships and deep expertise in the structured real estate business, the improved momentum from our agency lending business given increased collaboration between our coverage bankers and product specialists, and solid core performance from STCC. In our Commercial Banking business, our continued success is driven by the national expansion of our aging services vertical and the expansion of our core commercial business into new markets. We have improved technology capabilities for our clients and teammates both for loan originations and Treasury & Payment Solutions. Each of these investments in growth is the result of our ongoing efficiency initiatives and these achievements were all accomplished in the context of our consistent risk discipline and our ability to succeed based on advice, not structure or price.

Our strategies within the Wholesale segment continue to drive solid, sustainable results and have created a strong foundation to build upon when we consummate the Merger, which will provide us the opportunity to bring our capabilities and differentiated model to a broader set of corporate and commercial clients.

Additional information related to our business segments can be found in Note 19, “Business Segment Reporting,” to the Consolidated Financial Statements in this Form 10-Q, and further discussion of our business segment results for the nine months ended September 30, 2019 and 2018 can be found in the “Business Segment Results” section of this MD&A.

Consolidated Daily Average Balances, Income/Expense, and Average Yields Earned/Rates Paid							Table 1
	Three Months Ended						Increase/(Decrease)
	September 30, 2019			September 30, 2018
(Dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
ASSETS
LHFI: [1]
C&I	$73,121	$703	3.82%	$67,632	$659	3.87%	$5,489	(0.05)
CRE	9,005	96	4.23	6,418	68	4.19	2,587	0.04
Commercial construction	2,225	28	5.03	3,300	40	4.76	(1,075)	0.27
Residential mortgages - guaranteed	475	4	3.04	502	3	2.76	(27)	0.28
Residential mortgages - nonguaranteed	28,693	275	3.84	27,584	268	3.89	1,109	(0.05)
Residential home equity products	8,683	116	5.29	9,632	121	4.97	(949)	0.32
Residential construction	142	2	4.66	193	2	4.75	(51)	(0.09)
Consumer student - guaranteed	7,137	89	4.94	6,912	88	5.05	225	(0.11)
Consumer other direct	12,074	190	6.24	9,726	135	5.49	2,348	0.75
Consumer indirect	13,831	151	4.33	11,770	114	3.86	2,061	0.47
Consumer credit cards	1,691	51	12.00	1,573	46	11.71	118	0.29
Nonaccrual [2]	535	3	2.55	753	5	2.70	(218)	(0.15)
Total LHFI	157,612	1,708	4.30	145,995	1,549	4.21	11,617	0.09
Securities AFS:
Taxable	30,862	211	2.73	30,927	207	2.68	(65)	0.05
Tax-exempt	571	4	2.99	625	5	2.99	(54)	—
Total securities AFS	31,433	215	2.73	31,552	212	2.69	(119)	0.04
Fed funds sold and securities borrowed or purchased under agreements to resell	1,215	7	2.11	1,426	7	1.79	(211)	0.32
LHFS	2,297	21	3.75	2,022	22	4.40	275	(0.65)
Interest-bearing deposits in other banks	26	—	3.65	25	—	3.90	1	(0.25)
Interest earning trading assets	5,454	45	3.30	4,789	39	3.18	665	0.12
Other earning assets	841	9	4.29	535	5	3.79	306	0.50
Total earning assets	198,878	2,005	4.00	186,344	1,834	3.90	12,534	0.10
ALLL	(1,692)			(1,665)			(27)
Cash and due from banks	5,218			4,575			643
Other noninterest earning assets	19,780			18,192			1,588
Noninterest earning trading assets and derivative instruments	1,876			668			1,208
Unrealized gains/(losses) on securities AFS, net	687			(719)			1,406
Total assets	$224,747			$207,395			$17,352
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
NOW accounts	$50,723	$109	0.85%	$45,345	$65	0.57%	$5,378	0.28
Money market accounts	48,121	100	0.82	49,926	73	0.58	(1,805)	0.24
Savings	6,570	—	0.02	6,658	—	0.02	(88)	—
Consumer time	7,228	28	1.51	6,413	17	1.03	815	0.48
Other time	9,602	49	2.01	8,357	33	1.55	1,245	0.46
Total interest-bearing consumer and commercial deposits	122,244	286	0.93	116,699	188	0.64	5,545	0.29
Brokered time deposits	1,566	7	1.79	1,041	4	1.54	525	0.25
Foreign deposits	—	—	—	172	1	1.94	(172)	(1.94)
Total interest-bearing deposits	123,810	293	0.94	117,912	193	0.65	5,898	0.29
Funds purchased	371	2	2.12	1,352	7	1.94	(981)	0.18
Securities sold under agreements to repurchase	1,801	10	2.09	1,638	8	1.85	163	0.24
Other short-term borrowings	6,182	33	2.13	2,259	9	1.57	3,923	0.56
Long-term debt	20,311	150	2.92	12,922	95	2.92	7,389	—
Interest-bearing trading liabilities	1,132	7	2.62	1,233	10	3.33	(101)	(0.71)
Total interest-bearing liabilities	153,607	495	1.28	137,316	322	0.93	16,291	0.35
Noninterest-bearing deposits	40,289			42,649			(2,360)
Other noninterest-bearing liabilities	4,148			2,465			1,683
Noninterest-bearing trading liabilities and derivative instruments	477			690			(213)
Shareholders’ equity	26,226			24,275			1,951
Total liabilities and shareholders’ equity	$224,747			$207,395			$17,352
Interest rate spread			2.72%			2.97%		(0.25)
Net interest income [3]		$1,510			$1,512
Net interest income-FTE [3,4]		$1,532			$1,534
Net interest margin [5]			3.01%			3.22%		(0.21)
Net interest margin-FTE [4,5]			3.06			3.27		(0.21)
1 Interest income includes loan fees of $31 million and $43 million for the three months ended September 30, 2019 and 2018, respectively.
2 Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
3 Derivative instruments employed to manage our interest rate sensitivity decreased net interest income by $51 million and $22 million for the three months ended September 30, 2019 and 2018, respectively.
4 See Table 17, “Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures,” in this MD&A for additional information and reconciliations of non-U.S. GAAP performance measures. Approximately 95% of the total FTE adjustment for both the three months ended September 30, 2019 and 2018 was attributed to C&I loans.
5 Net interest margin is calculated by dividing annualized net interest income by average total earning assets.

Consolidated Daily Average Balances, Income/Expense, and Average Yields Earned/Rates Paid (continued)
	Nine Months Ended
	September 30, 2019			September 30, 2018			Increase/(Decrease)
(Dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
ASSETS
LHFI: [1]
C&I	$72,955	$2,167	3.97%	$67,042	$1,880	3.75%	$5,913	0.22
CRE	8,314	273	4.39	5,787	175	4.04	2,527	0.35
Commercial construction	2,417	95	5.24	3,534	120	4.53	(1,117)	0.71
Residential mortgages - guaranteed	472	10	2.97	576	13	3.09	(104)	(0.12)
Residential mortgages - nonguaranteed	28,545	832	3.89	27,159	780	3.83	1,386	0.06
Residential home equity products	8,925	355	5.31	9,929	356	4.79	(1,004)	0.52
Residential construction	153	6	5.16	223	8	4.81	(70)	0.35
Consumer student - guaranteed	7,216	277	5.13	6,778	249	4.91	438	0.22
Consumer other direct	11,433	525	6.14	9,236	365	5.28	2,197	0.86
Consumer indirect	13,412	425	4.24	11,834	330	3.72	1,578	0.52
Consumer credit cards	1,664	149	11.96	1,541	133	11.47	123	0.49
Nonaccrual [2]	538	11	2.69	729	15	2.77	(191)	(0.08)
Total LHFI	156,044	5,125	4.39	144,368	4,424	4.10	11,676	0.29
Securities AFS:
Taxable	31,135	646	2.77	30,912	614	2.65	223	0.12
Tax-exempt	585	13	2.99	630	14	2.99	(45)	—
Total securities AFS	31,720	659	2.77	31,542	628	2.66	178	0.11
Fed funds sold and securities borrowed or purchased under agreements to resell	1,266	22	2.23	1,411	16	1.52	(145)	0.71
LHFS	1,686	50	3.96	2,055	67	4.35	(369)	(0.39)
Interest-bearing deposits in other banks	25	1	4.42	25	1	2.70	—	1.72
Interest earning trading assets	5,321	133	3.34	4,677	110	3.16	644	0.18
Other earning assets	840	23	3.71	529	15	3.75	311	(0.04)
Total earning assets	196,902	6,013	4.08	184,607	5,261	3.81	12,295	0.27
ALLL	(1,664)			(1,691)			27
Cash and due from banks	4,526			4,706			(180)
Other noninterest earning assets	19,808			17,678			2,130
Noninterest earning trading assets and derivative instruments	1,301			650			651
Unrealized gains/(losses) on securities AFS, net	146			(580)			726
Total assets	$221,019			$205,370			$15,649
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
NOW accounts	$49,398	$299	0.81%	$45,755	$162	0.47%	$3,643	0.34
Money market accounts	48,212	282	0.78	50,102	182	0.49	(1,890)	0.29
Savings	6,641	1	0.02	6,684	1	0.03	(43)	(0.01)
Consumer time	7,013	74	1.41	6,261	45	0.95	752	0.46
Other time	9,346	138	1.97	7,680	81	1.41	1,666	0.56
Total interest-bearing consumer and commercial deposits	120,610	794	0.88	116,482	471	0.54	4,128	0.34
Brokered time deposits	1,249	16	1.71	1,026	11	1.45	223	0.26
Foreign deposits	65	1	2.41	121	2	1.85	(56)	0.56
Total interest-bearing deposits	121,924	811	0.89	117,629	484	0.55	4,295	0.34
Funds purchased	927	17	2.36	1,112	15	1.74	(185)	0.62
Securities sold under agreements to repurchase	1,763	29	2.21	1,630	20	1.66	133	0.55
Other short-term borrowings	6,824	116	2.28	2,051	22	1.41	4,773	0.87
Long-term debt	18,437	425	3.08	11,635	252	2.89	6,802	0.19
Interest-bearing trading liabilities	1,212	26	2.88	1,219	28	3.11	(7)	(0.23)
Total interest-bearing liabilities	151,087	1,424	1.26	135,276	821	0.81	15,811	0.45
Noninterest-bearing deposits	40,169			42,677			(2,508)
Other noninterest-bearing liabilities	4,039			2,424			1,615
Noninterest-bearing trading liabilities and derivative instruments	417			669			(252)
Shareholders’ equity	25,307			24,324			983
Total liabilities and shareholders’ equity	$221,019			$205,370			$15,649
Interest rate spread			2.82%			3.00%		(0.18)
Net interest income [3]		$4,589			$4,440
Net interest income-FTE [3,4]		$4,655			$4,505
Net interest margin [5]			3.12%			3.22%		(0.10)
Net interest margin-FTE [4,5]			3.16			3.26		(0.10)

1 Interest income includes loan fees of $105 million and $121 million for the nine months ended September 30, 2019 and 2018, respectively.
2 Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
3 Derivative instruments employed to manage our interest rate sensitivity decreased net interest income by $155 million and $43 million for the nine months ended September 30, 2019 and 2018, respectively.
4 See Table 17, “Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures,” in this MD&A for additional information and reconciliations of non-U.S. GAAP performance measures. Approximately 95% of the total FTE adjustment for both the nine months ended September 30, 2019 and 2018 was attributed to C&I loans.
5 Net interest margin is calculated by dividing annualized net interest income by average total earning assets.

NET INTEREST INCOME/MARGIN (FTE)
Third Quarter of 2019
Net interest income was $1.5 billion for the third quarter of 2019, a decrease of $2 million, compared to the third quarter of 2018. Net interest margin decreased 21 basis points year-over-year, to 3.06%, driven primarily by higher funding costs.
Rates paid on average interest-bearing deposits and average other short-term borrowings increased 29 and 56 basis points, respectively, compared to the third quarter of 2018. These increases were offset partially by a 10 basis point increase in average earning asset yields over the same period, due primarily to a nine basis point increase in average LHFI yields driven by increased yields across most loan categories, most notably in consumer direct and indirect loans.
On a standalone basis, we expect net interest margin for the fourth quarter of 2019 to decline by five to eight basis points relative to the third quarter, given the impacts of the September and October Fed Funds rate reductions and our net exposure to interest rates.
Average earning assets increased $12.5 billion, or 7%, compared to the third quarter of 2018, driven primarily by an $11.6 billion, or 8%, increase in average LHFI, and a $665 million, or 14%, increase in average interest earning trading assets. See the “Loans” section in this MD&A for additional discussion regarding loan activity.
Average interest-bearing liabilities increased $16.3 billion, or 12%, compared to the third quarter of 2018, due primarily to increases in average long-term debt, other short-term borrowings, and most consumer and commercial deposit categories, offset partially by declines in money market accounts and funds purchased. Average interest-bearing consumer and commercial deposits increased $5.5 billion, or 5%, due primarily to growth in NOW accounts and time deposits, offset partially by a decline in money market accounts. The increase in average interest-bearing consumer and commercial deposits reflects improved production from our Consumer segment, where we are benefiting from increased momentum associated with new checking and savings products that were introduced at the end of 2018, as well as our targeted marketing and pricing strategies. We also benefited from targeted growth with certain corporate clients through successes achieved by our corporate liquidity product specialist team.
Average long-term debt increased $7.4 billion, or 57%, compared to the third quarter of 2018, and average other short-term borrowings increased $3.9 billion, compared to the third quarter of 2018, in response to strong loan growth. See the “Borrowings” section of this MD&A for additional information regarding our short-term borrowings and long-term debt.
We utilize interest rate swaps to manage interest rate risk. These instruments are primarily receive-fixed, pay-variable swaps that synthetically convert a portion of our commercial loan portfolio from floating rates, based on LIBOR, to fixed rates. At September 30, 2019, the outstanding notional balance of active swaps that qualified as cash flow hedges on variable rate commercial loans was $13.2 billion, compared to $10.3 billion at December 31, 2018.

In addition to the income recognized from active swaps, we recognize interest income or expense from terminated swaps that were previously designated as cash flow hedges on variable rate commercial loans. Interest expense from our commercial loan swaps was $46 million during the third quarter of 2019, compared to $22 million during the third quarter of 2018 due primarily to a year-over-year increase in LIBOR. As we manage our interest rate risk we may continue to purchase additional and/or terminate existing interest rate swaps.
Remaining active swaps on commercial loans have maturities through 2026 and have an average maturity of 3.3 years at September 30, 2019. The weighted average rate on the receive-fixed rate leg of the commercial loan swap portfolio was 1.76%, and the weighted average rate on the pay-variable leg was 2.02%, at September 30, 2019.

First Nine Months of 2019
Net interest income was $4.7 billion for the first nine months of 2019, an increase of $150 million, or 3%, compared to the first nine months of 2018. Net interest margin for the first nine months of 2019 decreased 10 basis points, to 3.16%, compared to the prior year period. The decrease in net interest margin was driven largely by the same factors discussed above for the third quarter of 2019.
Average earning asset yields increased 27 basis points compared to the first nine months of 2018, due primarily to increases in average LHFI yields of 29 basis points, driven by broad based increases in yields across most loan categories.
Average earning assets increased $12.3 billion, or 7%, compared to the first nine months of 2018, driven primarily by an $11.7 billion, or 8%, increase in average LHFI, and a $644 million, or 14% increase in average interest earning trading assets. See the “Loans” section in this MD&A for additional discussion regarding loan activity.
Average interest-bearing liabilities increased $15.8 billion or 12%, compared to the first nine months of 2018, due to increases across most deposit and borrowing categories. Average long-term debt increased $6.8 billion, or 58%, average other short-term borrowings increased $4.8 billion, and average interest-bearing consumer and commercial deposits increased $4.1 billion, or 4%, due primarily to the same factors as discussed above for the third quarter of 2019.

Foregone Interest
Foregone interest income from NPLs reduced net interest margin by one basis point for both the three and nine months ended September 30, 2019. Forgone interest income from NPLs reduced net interest margin by one basis point and two basis points for the three and nine months ended September 30, 2018, respectively. See additional discussion regarding our credit quality in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A. In addition, Table 1 in this MD&A contains more detailed information regarding average balances, yields earned, rates paid, and associated impacts on net interest income.

NONINTEREST INCOME

Components of Noninterest Income						Table 2
	Three Months Ended September 30		% Change [1]	Nine Months Ended September 30		% Change [1]
(Dollars in millions)	2019	2018		2019	2018
Service charges on deposit accounts	$141	$144	(2)%	$417	$433	(4)%
Other charges and fees	90	89	1	265	264	—
Card fees	83	75	11	247	241	2
Client transaction-related fees	314	308	2	929	938	(1)

Investment banking income	159	150	6	431	453	(5)
Trading income	29	42	(31)	144	137	5
Capital markets-related income	188	192	(2)	575	590	(3)

Mortgage production-related income	81	40	NM	181	118	53
Mortgage servicing-related income	25	43	(42)	113	138	(18)
Mortgage-related income	106	83	28	294	256	15

Trust and investment management income	78	80	(3)	222	230	(3)
Retail investment services	76	74	3	220	219	—
Wealth management-related income	154	154	—	442	449	(2)

Insurance settlement	5	—	NM	210	—	NM
Commercial real estate-related income	32	24	33	106	66	61
Net securities gains/(losses)	4	—	NM	(38)	1	NM
Other noninterest income	40	21	90	135	108	25

Total noninterest income	$843	$782	8%	$2,653	$2,408	10%
1 "NM" - Not meaningful. Those changes over 100 percent were not considered to be meaningful.

Noninterest income increased $61 million, or 8%, compared to the third quarter of 2018 and increased $245 million, or 10%, compared to the nine months ended September 30, 2018. Excluding the $5 million and $210 million insurance settlement benefits related to financial crisis-era related claims recognized in the current quarter and in the nine months ended September 30, 2019, respectively, noninterest income increased $56 million, or 7%, compared to the third quarter of 2018 and increased $35 million, or 1%, compared to the nine months ended September 30, 2018. The increase compared to the third quarter of 2018 was driven by increases across most categories, most notably a $23 million increase in mortgage-related income. The increase compared to the nine months ended September 30, 2018 was driven primarily by higher commercial real estate-related and mortgage-related income, offset partially by net securities losses and lower capital markets-related income.
Client transaction-related fees increased $6 million, or 2%, compared to the third quarter of 2018 and decreased $9 million, or 1%, compared to the nine months ended September 30, 2018. The increase compared to the third quarter of 2018 was driven primarily by certain discrete impacts (recorded as contra-revenue) recognized in card fees in the third quarter of 2018. The decrease compared to the nine months ended September 30, 2018 was driven primarily by lower client-related transaction activity.
Investment banking income increased $9 million, or 6%, compared to the third quarter of 2018 and decreased $22 million, or 5%, compared to the nine months ended September 30, 2018. The increase compared to the third quarter of 2018 was driven primarily by higher syndicated finance and investment grade bond origination activity, offset partially by a decline in equity capital markets. The decrease compared to the nine months ended September 30, 2018 was due primarily to declines in equity offerings and mergers and acquisitions, offset partially by increases in investment grade and high yield bond originations.
Trading income decreased $13 million, or 31%, compared to the third quarter of 2018 and increased $7 million, or 5%, compared to the nine months ended September 30, 2018. The decrease compared to the third quarter of 2018 was driven largely by an increase in counterparty credit valuation reserves in the current quarter. The increase compared to the nine months ended September 30, 2018 was due to increased fixed income sales and trading revenue as well as increased client activity, offset largely by an increase in counterparty credit valuation reserves.
Mortgage-related income increased $23 million, or 28%, compared to the third quarter of 2018 and increased $38 million, or 15%, compared to the nine months ended September 30, 2018. These increases were driven by higher mortgage production-related income in the current periods due primarily to increases in refinance volumes and gain on sale margins. Higher mortgage production-related income was offset partially by lower mortgage servicing-related income in the current periods as a result of higher servicing asset decay. The UPB of mortgage loans underlying our residential MSR portfolio totaled $165.6 billion at September 30, 2019, compared to $170.5 billion at September 30, 2018.
Commercial real estate-related income increased $8 million, or 33%, compared to the third quarter of 2018 and increased $40 million, or 61% compared to the nine months ended September

30, 2018. These increases were driven primarily by structured real estate gains and higher commercial mortgage production from our agency lending business.
Other noninterest income increased $19 million, or 90%, compared to the third quarter of 2018 and increased $27 million,

or 25%, compared to the nine months ended September 30, 2018. These increases were driven primarily by net remeasurement gains on equity investments recognized in the current quarter as well as by our second quarter of 2019 gain on the sale of accruing TDRs of $44 million.

NONINTEREST EXPENSE

Components of Noninterest Expense						Table 3
	Three Months Ended September 30		% Change [1]	Nine Months Ended September 30		% Change [1]
(Dollars in millions)	2019	2018		2019	2018
Employee compensation	$744	$719	3%	$2,149	$2,141	—%
Employee benefits	97	76	28	344	310	11
Personnel expenses	841	795	6	2,493	2,451	2

Outside processing and software	241	234	3	720	667	8
Net occupancy expense	102	86	19	305	270	13
Charitable contribution to SunTrust Foundation	—	—	—	205	—	NM
Marketing and customer development	44	45	(2)	131	127	3
Equipment expense	36	40	(10)	114	124	(8)
Merger-related costs	22	—	NM	75	—	NM
Operating losses	23	18	28	60	40	50
Amortization	21	19	11	54	51	6
Regulatory assessments	17	39	(56)	53	118	(55)
Other noninterest expense	127	108	18	392	343	14

Total noninterest expense	$1,474	$1,384	7%	$4,602	$4,191	10%

[1]	"NM" - Not meaningful. Those changes over 100 percent were not considered to be meaningful.

Noninterest expense increased $90 million, or 7%, compared to the third quarter of 2018 and increased $411 million, or 10%, compared to the nine months ended September 30, 2018. Excluding the Merger-related impacts of $33 million in the current quarter and $92 million in the first nine months of 2019 as well as the $205 million charitable contribution to the SunTrust Foundation in the prior quarter, noninterest expense increased $57 million, or 4%, compared to the third quarter of 2018 and increased $114 million, or 3%, compared to the nine months ended September 30, 2018. The 4% increase compared to the third quarter of 2018 was driven by higher personnel expenses, net occupancy expense, and ongoing investments in technology. The 3% increase compared to the nine months ended September 30, 2018 was driven by higher outside processing and software, personnel expenses, net occupancy expense, and operating losses.
Personnel expenses increased $46 million, or 6%, compared to the third quarter of 2018 and increased $42 million, or 2%, compared to the nine months ended September 30, 2018. These increases were driven primarily by higher salary and benefits costs recognized in the third quarter of 2019.
Outside processing and software expense increased $7 million, or 3%, compared to the third quarter of 2018 and increased $53 million, or 8%, compared to the nine months ended September 30, 2018. These increases were driven primarily by higher software-related costs resulting from the amortization of new and upgraded technology assets.

Net occupancy expense increased $16 million, or 19%, compared to the third quarter of 2018 and increased $35 million, or 13%, compared to the nine months ended September 30, 2018. These increases were driven primarily by lease termination gains recognized in the third quarter of 2018 and higher rent expense in the third quarter of 2019. The increase compared to the nine months ended September 30, 2018 was also driven by gains on sale-leaseback transactions recognized in 2018.
Merger-related costs totaled $22 million for the third quarter of 2019, related primarily to legal and professional fees and write-offs of certain technology development projects in progress. They totaled $75 million for the nine months ended September 30, 2019, comprised primarily of merger and acquisition advisory fees and legal costs. In addition to these Merger-related costs, there were $11 million and $17 million of other Merger-related expenses attributable largely to consulting and retention payments, which were recorded primarily in Other noninterest expense during the three and nine months ended September 30, 2019, respectively. Combined, these costs and expenses represented $33 million and $92 million of Merger-related impacts for the three and nine months ended September 30, 2019, respectively.
Operating losses increased $5 million, or 28%, compared to the third quarter of 2018 and increased $20 million, or 50%, compared to the nine months ended September 30, 2018. The increase compared to the third quarter of 2018 was driven primarily by higher fraud costs recognized during the third quarter of 2019. The increase compared to the nine months ended September 30, 2018 was additionally driven by a $10 million net benefit recognized in the first quarter of 2018 related to the progression of certain legal matters.
Regulatory assessments expense decreased $22 million, or 56%, compared to the third quarter of 2018 and decreased $65 million, or 55%, compared to the nine months ended September 30, 2018. These decreases were driven by the cessation of the FDIC surcharge in the fourth quarter of 2018.

Other noninterest expense increased $19 million, or 18%, compared to the third quarter of 2018 and increased $49 million, or 14%, compared to the nine months ended September 30, 2018. These increases were driven primarily by the aforementioned other Merger-related expenses during the current periods. The increase compared to the nine months ended September 30, 2018 was also driven by higher branch closure-related costs in the first quarter of 2019 and by gains on the sale of certain real estate assets in the second quarter of 2018.

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

Consumer Loans
Residential mortgages, both guaranteed (by a federal agency or GSE) and nonguaranteed, consist of loans secured by 1-4 family homes; mostly prime, first-lien loans. Residential home equity products consist of equity lines of credit and closed-end equity loans secured by residential real estate that may be in either a first lien or junior lien position. Residential construction loans include owner-occupied construction-to-perm loans and lot loans secured by residential real estate.
Consumer loans also include Guaranteed student loans, Indirect loans (consisting of loans secured by automobiles, boats, and recreational vehicles), Other direct loans (consisting primarily of unsecured loans, direct auto loans, loans secured by negotiable collateral, and private student loans), and Credit cards.

The composition of our loan portfolio is presented in Table 4:

Loan Portfolio by Types of Loans		Table 4

(Dollars in millions)	September 30, 2019	December 31, 2018	% Change
Commercial loans:
C&I [1]	$73,374	$71,137	3%
CRE	9,491	7,265	31
Commercial construction	2,142	2,538	(16)
Total commercial LHFI	85,007	80,940	5
Consumer loans:
Residential mortgages - guaranteed	457	459	—
Residential mortgages - nonguaranteed [2]	28,810	28,836	—
Residential home equity products	8,696	9,468	(8)
Residential construction	144	184	(22)
Guaranteed student	7,146	7,229	(1)
Other direct	12,431	10,615	17
Indirect	14,060	12,419	13
Credit cards	1,704	1,689	1
Total consumer LHFI	73,448	70,899	4
LHFI	$158,455	$151,839	4%
LHFS [3]	$2,006	$1,468	37%
1 Includes $4.0 billion and $4.1 billion of sales-type, direct financing, and leveraged leases at September 30, 2019 and December 31, 2018, and $817 million and $796 million of installment loans at September 30, 2019 and December 31, 2018, respectively.
2 Includes $124 million and $163 million of LHFI measured at fair value at September 30, 2019 and December 31, 2018, respectively.
3 Includes $1.5 billion and $1.2 billion of LHFS measured at fair value at September 30, 2019 and December 31, 2018, respectively.

Table 5 presents our LHFI portfolio by geography (based on the U.S. Census Bureau's classifications of U.S. regions):

LHFI Portfolio by Geography						Table 5
	September 30, 2019
	Commercial LHFI		Consumer LHFI		Total LHFI
(Dollars in millions)	Balance	% of Total Commercial	Balance	% of Total Consumer	Balance	% of Total LHFI
South region:
Florida	$13,589	16%	$13,375	18%	$26,964	17%
Georgia	10,412	12	8,593	12	19,005	12
Virginia	6,215	7	7,669	10	13,884	9
Texas	5,702	7	5,336	7	11,038	7
Maryland	4,497	5	6,381	9	10,878	7
North Carolina	5,012	6	5,596	8	10,608	7
Tennessee	4,094	5	2,932	4	7,026	4
South Carolina	1,701	2	2,487	3	4,188	3
District of Columbia	1,982	2	1,162	2	3,144	2
Other Southern states	3,000	4	2,950	4	5,950	4
Total South region	56,204	66	56,481	77	112,685	71
Northeast region:
New York	5,174	6	1,396	2	6,570	4
Pennsylvania	1,832	2	1,439	2	3,271	2
New Jersey	1,558	2	774	1	2,332	1
Other Northeastern states	2,871	3	1,061	1	3,932	2
Total Northeast region	11,435	13	4,670	6	16,105	10
West region:
California	5,660	7	3,666	5	9,326	6
Other Western states	3,187	4	3,139	4	6,326	4
Total West region	8,847	10	6,805	9	15,652	10
Midwest region:
Illinois	2,145	3	1,184	2	3,329	2
Ohio	928	1	827	1	1,755	1
Missouri	907	1	528	1	1,435	1
Other Midwestern states	2,735	3	2,879	4	5,614	4
Total Midwest region	6,715	8	5,418	7	12,133	8
Foreign loans	1,806	2	74	—	1,880	1
Total	$85,007	100%	$73,448	100%	$158,455	100%

LHFI Portfolio by Geography (continued)
	December 31, 2018
	Commercial LHFI		Consumer LHFI		Total LHFI
(Dollars in millions)	Balance	% of Total Commercial	Balance	% of Total Consumer	Balance	% of Total LHFI
South region:
Florida	$13,442	17%	$13,358	19%	$26,800	18%
Georgia	10,689	13	8,519	12	19,208	13
Virginia	6,481	8	7,529	11	14,010	9
Maryland	4,591	6	6,236	9	10,827	7
North Carolina	4,418	5	5,424	8	9,842	6
Texas	4,420	5	4,782	7	9,202	6
Tennessee	4,244	5	2,962	4	7,206	5
South Carolina	1,522	2	2,418	3	3,940	3
District of Columbia	1,746	2	1,094	2	2,840	2
Other Southern states	2,325	3	2,619	4	4,944	3
Total South region	53,878	67	54,941	77	108,819	72
Northeast region:
New York	5,033	6	1,278	2	6,311	4
Pennsylvania	1,942	2	1,312	2	3,254	2
New Jersey	1,426	2	755	1	2,181	1
Other Northeastern states	2,844	4	985	1	3,829	3
Total Northeast region	11,245	14	4,330	6	15,575	10
West region:
California	5,299	7	3,653	5	8,952	6
Other Western states	2,705	3	2,813	4	5,518	4
Total West region	8,004	10	6,466	9	14,470	10
Midwest region:
Illinois	1,947	2	1,131	2	3,078	2
Ohio	985	1	795	1	1,780	1
Missouri	979	1	491	1	1,470	1
Other Midwestern states	2,183	3	2,663	4	4,846	3
Total Midwest region	6,094	8	5,080	7	11,174	7
Foreign loans	1,719	2	82	—	1,801	1
Total	$80,940	100%	$70,899	100%	$151,839	100%

Loans Held for Investment
LHFI totaled $158.5 billion at September 30, 2019, an increase of $6.6 billion from December 31, 2018, driven primarily by increases in C&I, CRE, consumer direct, and consumer indirect loans, offset partially by declines in residential home equity products and commercial construction loans.
Average LHFI for the third quarter of 2019 totaled $157.6 billion, up $1.4 billion, or 1%, compared to the prior quarter, and up $11.6 billion, or 8%, compared to the third quarter of 2018. These increases in average LHFI were led primarily by growth in the same loan categories that drove the change in period end LHFI described above, as well as growth in nonguaranteed residential mortgages year-over-year. See Table 1 and the "Net Interest Income/Margin" section in this MD&A for more detailed information regarding average LHFI balances, yields earned, and associated impacts on net interest income.
Commercial loans increased $4.1 billion, or 5%, during the first nine months of 2019, driven by a $2.2 billion, or 3%, increase in C&I loans resulting from growth in a number of industry verticals and client segments. In addition, CRE loans increased $2.2 billion, or 31%, driven by increased production on existing, stabilized properties. These increases in C&I and CRE loans were offset slightly by a $396 million, or 16%, decrease in commercial construction loans.
Consumer loans increased $2.5 billion, or 4%, during the first nine months of 2019, driven by a $1.8 billion, or 17%, increase in consumer direct loans and a $1.6 billion, or 13%, increase in consumer indirect loans. These increases were offset partially by a $772 million, or 8%, decline in residential home equity products. At September 30, 2019, 39% of our residential home equity product balance was in a first lien position and 61% was in a junior lien position. For residential home equity products in a junior lien position at September 30, 2019, we own or service 32% of the balance of loans that are senior to the home equity product.

Loans Held for Sale
LHFS increased $538 million, or 37%, during the first nine months of 2019 due primarily to increased mortgage production, particularly in commercial mortgages through our agency lending business.

Asset Quality
Our asset quality metrics were strong during the third quarter and the first nine months of 2019, evidenced by our low net charge-offs to total average LHFI ratio and low NPLs to period-end LHFI ratio. These low levels reflect the relative strength across our LHFI portfolio, though we recognize that there could be normalization and variability moving forward. See the “Allowance for Credit Losses” and “Nonperforming Assets” sections of this MD&A for detailed information regarding our net charge-offs and NPLs.
NPAs increased $72 million, or 12%, during the first nine months of 2019, driven primarily by an increase in C&I NPLs, offset largely by a decrease in nonguaranteed residential mortgages and the return to accrual status of certain nonperforming home equity products. At September 30, 2019 and December 31, 2018, the ratio of NPLs to period-end LHFI was 0.38% and 0.35%, respectively.
Early stage delinquencies were 0.58% and 0.73% of total loans at September 30, 2019 and December 31, 2018, respectively. Early stage delinquencies, excluding government-guaranteed loans, were 0.23% and 0.27% at September 30, 2019 and December 31, 2018, respectively. The reductions in early stage delinquencies resulted primarily from improvements in consumer loans.
For the third quarter of 2019, net charge-offs totaled $112 million, compared to $85 million for the prior quarter and $88 million for the third quarter of 2018. The net charge-offs to total average LHFI ratio on an annualized basis was 0.28% for the third quarter of 2019, compared to 0.22% for the prior quarter and 0.24% for the third quarter of 2018. For the first nine months of 2019 and 2018, net charge-offs totaled $294 million and $240 million, and the annualized net charge-offs to total average LHFI ratio was 0.25% and 0.22%, respectively. The increase in net charge-offs compared to the first nine months of 2018 was due primarily to higher net charge-offs on consumer LHFI.
On a standalone basis, we still expect our full year 2019 net charge-offs to total average LHFI ratio to be between 25 and 30 basis points. However, we believe this ratio will have an upward trajectory over time, given the strong performance we have experienced in recent years combined with increased levels of macroeconomic, political, and global uncertainty.

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

Summary of Credit Losses Experience						Table 6

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2019	2018	% Change [5]	2019	2018	% Change [5]
Allowance for Credit Losses
Balance - beginning of period	$1,751	$1,722	2%	$1,684	$1,814	(7)%
Provision/(benefit) for unfunded commitments	2	—	NM	3	(7)	NM
Provision for loan losses:
Commercial LHFI	42	36	17	208	37	NM
Consumer LHFI	88	25	NM	201	91	NM
Total provision for loan losses	130	61	NM	409	128	NM
Charge-offs:
Commercial LHFI	(35)	(51)	(31)	(88)	(95)	(7)
Consumer LHFI	(104)	(71)	46	(289)	(234)	24
Total charge-offs	(139)	(122)	14	(377)	(329)	15
Recoveries:
Commercial LHFI	5	9	(44)	14	19	(26)
Consumer LHFI	22	25	(12)	69	70	(1)
Total recoveries	27	34	(21)	83	89	(7)
Net charge-offs	(112)	(88)	27	(294)	(240)	23
Other [1]	—	—	—	(31)	—	NM
Balance - end of period	$1,771	$1,695	4%	$1,771	$1,695	4%
Components:
ALLL				$1,699	$1,623	5%
Unfunded commitments reserve [2]				72	72	—
Allowance for credit losses				$1,771	$1,695	4%
Average LHFI	$157,612	$145,995	8%	$156,044	$144,368	8%
Period-end LHFI outstanding				158,455	147,215	8
Ratios:
ALLL to period-end LHFI [3]				1.07%	1.10%	(3)%
ALLL to NPLs [4]				2.84x	2.35x	21
Net charge-offs to total average LHFI	0.28%	0.24%	17	0.25%	0.22%	14
1 Represents the allowance for restructured loans that were transferred from LHFI to LHFS in the first quarter of 2019 and subsequently sold in the second quarter of 2019.
2 The unfunded commitments reserve is recorded in Other liabilities in the Consolidated Balance Sheets.
3 $124 million and $168 million of LHFI measured at fair value at September 30, 2019 and 2018, respectively, were excluded from period-end LHFI in the calculation, as no allowance is recorded for loans measured at fair value. We believe that this presentation more appropriately reflects the relationship between the ALLL and loans that attract an allowance.
4 $3 million and $6 million of NPLs measured at fair value at September 30, 2019 and 2018, were excluded from NPLs in the calculation.
5 "NM" - Not meaningful. Those changes over 100 percent were not considered to be meaningful.

Provision for Credit Losses
The total provision for credit losses includes the provision for loan losses and the provision/(benefit) for unfunded commitments. The provision for loan losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. For the third quarter and first nine months of 2019, the total provision for loan losses increased $69 million and $281 million compared to the same periods in 2018. These increases primarily reflect loan growth and higher net charge-offs on consumer loans.
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

Allowance for Loan and Lease Losses

ALLL by Loan Segment		Table 7
(Dollars in millions)	September 30, 2019	December 31, 2018
ALLL:
Commercial LHFI	$1,214	$1,080
Consumer LHFI	485	535
Total	$1,699	$1,615
Segment ALLL as a % of total ALLL:
Commercial LHFI	71%	67%
Consumer LHFI	29	33
Total	100%	100%
Segment LHFI as a % of total LHFI:
Commercial LHFI	54%	53%
Consumer LHFI	46	47
Total	100%	100%

The ALLL increased $84 million, or 5%, from December 31, 2018, to $1.7 billion at September 30, 2019. The increase was due primarily to loan growth and higher reserves associated with commercial loans. The ALLL to period-end LHFI ratio (excluding loans measured at fair value) increased one basis point from December 31, 2018, to 1.07% at September 30, 2019. The ratio of the ALLL to NPLs (excluding NPLs measured at fair value) decreased to 2.84x at September 30, 2019, compared to 3.10x at December 31, 2018, driven primarily by an increase in NPLs, offset partially by an increase in the ALLL.

NONPERFORMING ASSETS

NPA and TDR Composition and Other Credit Data			Table 8
(Dollars in millions)	September 30, 2019	December 31, 2018	% Change [3]
NPAs:
Commercial NPLs:
C&I	$350	$157	NM
CRE	1	2	(50)
Total commercial NPLs	351	159	NM
Consumer NPLs:
Residential mortgages - nonguaranteed	125	204	(39)
Residential home equity products	100	138	(28)
Residential construction	8	11	(27)
Other direct	11	7	57
Indirect	5	7	(29)
Total consumer NPLs	249	367	(32)
Total nonaccrual LHFI/NPLs [1]	$600	$526	14%
OREO [2]	$52	$54	(4)%
Other repossessed assets	8	9	(11)
Nonperforming LHFS	1	—	NM
Total NPAs	$661	$589	12%
Accruing LHFI past due 90 days or more	$1,393	$1,652	(16)%
Accruing LHFS past due 90 days or more	3	1	NM
TDRs:
Accruing restructured LHFI	$1,752	$2,339	(25)%
Nonaccruing restructured LHFI [1]	163	291	(44)
Ratios:
NPLs to period-end LHFI	0.38%	0.35%	9%
NPAs to period-end LHFI, OREO, repossessed assets, and nonperforming LHFS	0.42	0.39	8
1 Nonaccruing restructured LHFI are included in total nonaccrual LHFI/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or guaranteed by the VA. Proceeds due from the FHA and the VA are recorded as a receivable in Other assets in the Consolidated Balance Sheets until the property is conveyed and the funds are received. The receivable related to proceeds due from the FHA or the VA totaled $43 million and $50 million at September 30, 2019 and December 31, 2018, respectively.
3 "NM" - Not meaningful. Those changes over 100 percent were not considered to be meaningful.

Problem loans or loans with potential weaknesses, such as nonaccrual loans, loans over 90 days past due and still accruing, and TDR loans held for investment, are disclosed in the NPA table above. Loans with known potential credit problems that may not otherwise be disclosed in this table include accruing criticized commercial loans, which are disclosed along with additional credit quality information in Note 6, “Loans,” to the Consolidated Financial Statements in this Form 10-Q. At September 30, 2019 and December 31, 2018, there were no known significant potential problem loans that are not otherwise disclosed. See the “Critical Accounting Policies” MD&A section of our 2018 Annual Report on Form 10-K for additional information regarding our policy on loans classified as nonaccrual.
NPAs increased $72 million, or 12%, during the first nine months of 2019. The increase in NPAs was due to an increase in C&I NPLs during the first nine months of 2019, offset largely by decreases in nonguaranteed residential mortgages and home equity NPLs.

Nonperforming Loans
NPLs at September 30, 2019 totaled $600 million, an increase of $74 million, or 14%, from December 31, 2018, driven by an increase in commercial NPLs, offset largely by a decline in consumer NPLs. The ratio of NPLs to period-end LHFI was 0.38% and 0.35% at September 30, 2019 and December 31, 2018, respectively.
Commercial NPLs increased $192 million during the first nine months of 2019, due to an increase in C&I NPLs as a result of borrower downgrades.
Consumer NPLs decreased $118 million, or 32%, from December 31, 2018, driven primarily by lower levels of nonperforming residential mortgages and home equity products due to their return back to accrual status (as a result of forbearance relief provided after hurricanes).
Interest income on consumer nonaccrual loans, if received, is recognized on a cash basis. Interest income on commercial nonaccrual loans is not generally recognized until after the principal amount has been reduced to zero. Interest income recognized on nonaccrual loans (which includes out-of-period interest for certain commercial nonaccrual loans) totaled $3 million and $5 million for the third quarters of 2019 and 2018, and totaled $11 million and $15 million for the first nine months of 2019 and 2018, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $9 million and $12 million would have been recognized the third quarters of 2019 and 2018, and $27 million and $34 million for the first nine months of 2019 and 2018, respectively.

Other Nonperforming Assets
OREO decreased $2 million, or 4%, during the first nine months of 2019 to $52 million at September 30, 2019. Sales of OREO resulted in proceeds of $33 million and $47 million during the first nine months of 2019 and 2018, resulting in net gains of $4 million and $7 million, respectively, inclusive of valuation reserves.
Most of our OREO properties are located in Florida, Maryland, Georgia, and Virginia. Residential and commercial real estate properties comprised 96% and 1%, respectively, of total OREO at September 30, 2019, with the remainder related to land. Upon foreclosure, the values of these properties were re-evaluated and, if necessary, written down to their then-current estimated fair value less estimated costs to sell. Any further decreases in property values could result in additional losses as they are regularly revalued. See the "Non-recurring Fair Value Measurements" section within Note 17, "Fair Value Election and Measurement," to the Consolidated Financial Statements in this Form 10-Q for additional information.
Gains and losses on the sale of OREO are recorded in Other noninterest expense in the Consolidated Statements of Income. Sales of OREO and the related gains or losses are highly dependent on our disposition strategy. We are actively managing and disposing of these assets to minimize future losses and to comply with regulatory requirements.
Accruing loans past due 90 days or more are included in LHFI and LHFS, and totaled $1.4 billion and $1.7 billion at September 30, 2019 and December 31, 2018, respectively. Of these, 96% and 97% were government-guaranteed at September 30, 2019 and December 31, 2018, respectively. Accruing LHFI past due 90 days or more decreased $259 million, or 16%, during the first nine months of 2019, driven by a $268 million, or 20%, decrease in guaranteed student loans, offset slightly by a $6 million, or 2%, increase in guaranteed residential mortgages.

Restructured Loans
At September 30, 2019, our total TDR portfolio included in LHFI totaled $1.9 billion and was comprised of $1.8 billion, or 97%, of consumer loans (predominantly first and second lien residential mortgages and home equity lines of credit) and $63 million, or 3%, of commercial loans.
Total TDRs held for investment decreased $715 million, or 27%, from December 31, 2018, due to a $587 million, or 25%, reduction in accruing TDRs and a $128 million, or 44%, decline in nonaccruing TDRs. The reduction in accruing TDRs was driven by our sale of $465 million of TDRs in the second quarter of 2019 for a net gain on sale of $44 million.
Generally, interest income on restructured loans that have met sustained performance criteria and returned to accruing status is recognized according to the terms of the restructuring. Such recognized interest income totaled $20 million and $26 million for the third quarters of 2019 and 2018, and $63 million and $80 million for the first nine months of 2019 and 2018, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $22 million and $30 million for the third quarter of 2019 and 2018, and $71 million and $93 million for the first nine months of 2019 and 2018, respectively, would have been recognized.
For additional information regarding our restructured loans and associated accounting policies, see Note 1, “Significant Accounting Policies,” and the “Nonperforming Assets” MD&A section of our 2018 Annual Report on Form 10-K, as well as Note 6, “Loans,” to the Consolidated Financial Statements in this Form 10-Q.

SELECTED FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE
The following is a discussion of the more significant financial assets and financial liabilities that are measured at fair value on the Consolidated Balance Sheets at September 30, 2019 and December 31, 2018. For a complete discussion of our financial instruments measured at fair value and the methodologies used to estimate the fair values of our financial instruments, see Note 17, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q as well as in our 2018 Annual Report on Form 10-K.

Trading Assets and Liabilities and Derivative Instruments
Trading assets and derivative instruments increased $1.6 billion, or 29%, compared to December 31, 2018. This increase consisted primarily of increases in derivative instruments, trading loans, agency MBS, and federal agency securities, offset partially by decreases in corporate and other debt securities, CP, and U.S. Treasury securities. These changes were driven by normal activity in the trading portfolio as we manage our business and continue to meet our clients' needs. Trading liabilities and derivative instruments decreased $224 million, or 14%, compared to December 31, 2018, consisting primarily of decreases in U.S. Treasury securities and derivative instruments, offset partially by an increase in corporate and other debt securities. For composition and valuation assumptions related to our trading products, as well as additional information on our derivative instruments, see Note 4, “Trading Assets and Liabilities and Derivative Instruments,” and Note 16, “Derivative Financial Instruments,” to the Consolidated Financial Statements in this Form 10-Q as well as Note 20, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K. Also, for a discussion of market risk associated with our trading activities, refer to the “Market Risk Management—Market Risk from Trading Activities” section in this MD&A and in our 2018 Annual Report on Form 10-K.

Investment Securities

Investment Securities Portfolio Composition				Table 9
	September 30, 2019
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities AFS:
U.S. Treasury securities	$3,915	$103	$—	$4,018
Federal agency securities	123	1	—	124
U.S. states and political subdivisions	564	9	1	572
MBS - agency residential	22,069	520	4	22,585
MBS - agency commercial	2,881	103	1	2,983
MBS - non-agency commercial	1,008	56	—	1,064
Corporate and other debt securities	12	—	—	12
Total securities AFS	$30,572	$792	$6	$31,358

	December 31, 2018
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities AFS:
U.S. Treasury securities	$4,277	$—	$66	$4,211
Federal agency securities	221	2	2	221
U.S. states and political subdivisions	606	4	21	589
MBS - agency residential	23,161	128	425	22,864
MBS - agency commercial	2,688	8	69	2,627
MBS - non-agency commercial	943	—	27	916
Corporate and other debt securities	14	—	—	14
Total securities AFS	$31,910	$142	$610	$31,442

The investment securities portfolio is managed as part of our overall liquidity management and ALM process to optimize income and portfolio value over an entire interest rate cycle while mitigating the associated risks. Changes in the size and composition of the portfolio reflect our efforts to maintain a high quality, liquid portfolio, while managing our interest rate risk profile.
The amortized cost of the portfolio decreased $1.3 billion during the nine months ended September 30, 2019, due primarily to decreased holdings of agency residential MBS, U.S. Treasury securities, federal agency securities, and municipal securities, offset partially by increased holdings of commercial MBS. The fair value of the securities AFS portfolio decreased $84 million during the nine months ended September 30, 2019, due primarily to the aforementioned decreases in securities holdings offset largely by an increase in net unrealized gains associated with the decline in market interest rates. At September 30, 2019, the overall securities AFS portfolio was in a $786 million net unrealized gain position, compared to a net unrealized loss position of $468 million at December 31, 2018. The securities AFS portfolio had an effective duration of 3.4 years at September 30, 2019 compared to 4.6 years at December 31, 2018.
For the three months ended September 30, 2019, net realized gains on the sale of securities AFS totaled $4 million. For the nine months ended September 30, 2019, net realized losses on the sale of securities AFS totaled $38 million, driven by the repositioning of approximately $3.0 billion of our securities AFS portfolio in the second quarter of 2019. For the three and nine months ended September 30, 2018, net realized gains on the sale of securities AFS were immaterial. No OTTI credit losses were recognized in earnings for the three and nine months ended September 30, 2019 and 2018. For additional information on our accounting policies, composition, and valuation assumptions related to the securities AFS portfolio, see Note 1, “Significant Accounting Policies,” and the “Trading Assets and Derivative Instruments and Investment Securities” section of Note 20, “Fair Value Election and Measurement,” in our 2018 Annual Report on Form 10-K, as well as Note 5, “Investment Securities,” to the Consolidated Financial Statements in this Form 10-Q.
For the three months ended September 30, 2019, the average yield on the securities AFS portfolio was 2.73%, compared to 2.69% for the three months ended September 30, 2018. For the nine months ended September 30, 2019, the average yield on the securities AFS portfolio was 2.77%, compared to 2.66% for the nine months ended September 30, 2018. The increases in average yield were due primarily to higher yields on reinvestments across most categories of securities AFS as well as the aforementioned repositioning of the securities AFS portfolio, offset partially by higher premium amortization.
The credit quality and liquidity profile of our investment securities portfolio remained strong at September 30, 2019. Over the longer term, the size and composition of the investment securities portfolio will reflect balance sheet trends and our overall liquidity objectives. Accordingly, the size and composition of the investment securities portfolio could change over time.

BORROWINGS
Short-Term Borrowings
Short-term borrowings include funds purchased, securities sold under agreements to repurchase, and other short-term borrowings. Our short-term borrowings at September 30, 2019 decreased $1.6 billion, or 19%, from December 31, 2018, driven primarily by a $1.9 billion decrease in funds purchased, offset partially by a $204 million increase in other short-term borrowings.
Long-Term Debt
During the nine months ended September 30, 2019, our long-term debt increased by $5.3 billion, or 35%. This increase was driven by our 2019 debt issuances of $3.3 billion (summarized in Table 10) as well as a $2.5 billion increase in outstanding long-term FHLB advances. These increases were offset partially by $701 million of senior note maturities during the first nine months of 2019.

Debt Issuances Completed During the First Nine Months of 2019	Table 10
Description	Principal Amount (Dollars in millions)
Bank issuances:
3-year fixed rate senior notes	$1,350
5-year fixed rate senior notes	1,250
3-year floating rate senior notes	650
Total	$3,250

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
To be considered “adequately capitalized,” we are subject to minimum CET1, Tier 1 capital, and Total capital ratios of 4.5%, 6%, and 8%, respectively, plus, in 2018 and 2017, CCB amounts of 1.875% and 1.25%, respectively, were required to be maintained above the minimum capital ratios. The CCB was fully phased-in at 2.5% above the minimum capital ratios on January 1, 2019. The CCB places restrictions on the amount of retained earnings that may be used for capital distributions or discretionary bonus payments as risk-based capital ratios approach their respective “adequately capitalized” minimum capital ratios plus the CCB. To be considered “well-capitalized,” Tier 1 and Total capital ratios of 6% and 10%, respectively, are required.
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
In the third quarter of 2017, the OCC, FRB, and FDIC issued two NPRs in an effort to simplify certain aspects of the capital rules, a Transitions NPR and a Simplifications NPR. The Transitions NPR proposed to extend certain transition provisions in the capital rules for banks with less than $250 billion in total consolidated assets. The Transitions NPR was finalized in November 2017, resulting in the MSR risk weight of 100% being extended. The rule became effective on January 1, 2018. The Simplifications NPR will simplify the capital treatment for certain acquisition, development, and construction loans, mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions, and minority interest, and will reinstate the 250% risk weighting for MSRs as outlined in the original Basel III capital rules. The Simplifications NPR was finalized on July 9, 2019, and it will become effective on April 1, 2020.

In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) was signed into law, which provides certain limited amendments to the Dodd-Frank Act as well as certain targeted modifications to other post-financial crisis regulatory requirements. The federal banking agencies have proposed several rules to implement the EGRRCPA (including the October 2018 NPR discussed below that was finalized in October 2019). See the “Enhanced Prudential Standards,” “Mandatory Liquidity Coverage Ratio and Net Stable Funding Ratio,” and “Capital Planning and Stress Testing” sections of Part I, Item 1, “Business,” in our 2018 Annual Report on Form 10-K for more information on the EGRRCPA.
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
In October 2018, the OCC, FRB, and FDIC issued a joint NPR to address the tailoring provided for in the EGRRCPA that would establish four risk-based categories of standards for determining applicability of capital and liquidity requirements for large U.S. banking organizations. Among other things, the proposal would modify the frequency of and disclosures related to stress testing, and would also modify the application of certain regulatory capital provisions based on a particular bank holding company’s category within the proposal. The proposal is consistent with a separate NPR issued concurrently by the FRB that would amend certain prudential standards, including standards relating to liquidity, risk management, stress testing, and single-counterparty credit limits, to reflect the risk profiles of banking organizations.
The joint tailoring NPR and the separate NPR issued by the FRB amending certain prudential standards were both finalized on October 10, 2019 and become effective 60 days after they are published in the Federal Register. As a Category IV bank, we would submit an annual capital plan, be exempted from the Dodd-Frank Act company-run stress testing requirement, and would be subject to biennial supervisory stress testing. Should the Merger consummate as planned, the combined company would be considered a Category III bank and would submit an annual capital plan, conduct company-run stress tests every other year, and would be subject to annual supervisory stress testing. Category III banking organizations are also subject to the Countercyclical Capital Buffer, which, if implemented by the Federal Reserve, would increase minimum required capital levels through an extension of the CCB. The Countercyclical Capital Buffer is currently set at 0% by the Federal Reserve, and if implemented would have a 12-month delay before it would become effective.
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
Table 11 presents the Company’s Basel III regulatory capital metrics:

Regulatory Capital Metrics [1]		Table 11
(Dollars in millions)	September 30, 2019	December 31, 2018
Regulatory capital:
CET1	$18,243	$17,258
Tier 1 capital	20,290	19,306
Total capital	23,582	22,517
Assets:
RWA	$195,455	$187,380
Average total assets for leverage ratio	218,598	208,482
Risk-based ratios [2]:
CET1	9.33%	9.21%
Tier 1 capital	10.38	10.30
Total capital	12.07	12.02
Leverage	9.28	9.26
Total shareholders’ equity to assets	11.65	11.26
1 We calculated these measures based on the methodology specified by our primary regulator, which may differ from the calculations used by other financial services companies that present similar metrics.
2 Basel III capital ratios are calculated under the standardized approach using regulatory capital methodology applicable to us for each period presented.

Our CET1 ratio increased compared to December 31, 2018, driven primarily by growth in retained earnings, offset partially by an increase in RWA. The Tier 1 capital and Total capital ratios also increased compared to December 31, 2018, due to the aforementioned impacts to our CET1 ratio. At September 30, 2019, our capital ratios were well above current regulatory requirements. See Note 15, “Capital,” to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K for additional information regarding our regulatory capital adequacy requirements and metrics.
Capital Actions
We declared and paid common stock dividends of $693 million, or $1.56 per common share, for the nine months ended September 30, 2019, compared to $603 million, or $1.30 per common share, for the nine months ended September 30, 2018. Additionally, we declared dividends on our preferred stock of $77 million and $81 million during the nine months ended September 30, 2019 and 2018, respectively.
Various regulations administered by federal and state bank regulatory authorities restrict the Bank’s ability to distribute its retained earnings. At both September 30, 2019 and December 31, 2018, the Bank’s capacity to pay cash dividends to the Parent Company under these regulations totaled $2.2 billion.
During the first quarter of 2019, we repurchased $250 million of our outstanding common stock under our 2018 capital plan pursuant to an SEC Rule 10b5-1 repurchase plan entered into on November 6, 2018. During the second quarter of 2019, we had $500 million of unused common stock repurchase capacity remaining under the 2018 capital plan, which effectively expired on June 30, 2019 as we did not utilize this remaining share repurchase capacity in view of the Merger. In March 2019, our Board Risk Committee approved our 2019 internal capital plan, and in April 2019, we submitted certain required schedules to the Federal Reserve to support our 2019 internal capital plan. This 2019 internal capital plan included a 12% increase in our quarterly common stock dividend compared to both the prior quarter and the third quarter of 2018 to $0.56 per share, beginning in the third quarter of 2019.
Going forward, we continue to expect our capital ratios to trend upward given our suspension of share repurchases in anticipation of the Merger. See Item 5 and Note 15, “Capital,” to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K, as well as Part II, Item 2 in this Form 10-Q for additional information regarding our capital actions.

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
Market Risk Management
There have been no significant changes in our Market Risk Management practices from those described in our 2018 Annual Report on Form 10-K, other than those discussed in this MD&A.

LIBOR Transition
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop requiring banks to submit LIBOR rates after 2021. As such, LIBOR in its current form may cease to exist, which would have implications for a number of products across our business. To prepare for this possibility and for the associated transition to alternative reference rates, management formed an enterprise LIBOR Transition Program in 2018 with representation across the Company, collectively focused on addressing the various issues that may arise in the transition process. Over the last year, we have taken a number of steps in furthering this program, including performing an impact assessment and identifying specific risks associated with a possible cessation of LIBOR. Additionally, a governance framework has been established, which includes oversight by executive management committees and which supports communication across the enterprise as well as to the Board.
As part of the aforementioned impact assessment, we have identified and are monitoring our on and off-balance sheet LIBOR exposures, which include but are not limited to, contracts related to loans and leases, securities, wholesale borrowings, and derivatives. We continue to focus on measures to mitigate risks associated with these exposures, including evaluating changes to various products, systems, and strategies, as well as incorporating language within our new and existing agreements to better contemplate the transition to an alternative reference rate in the event that LIBOR ceases to exist. While considerable uncertainty remains around the LIBOR transition, we continue to be engaged as part of the industry effort and we are focused on promoting measures that best serve the needs of our clients and stakeholders. For additional information regarding the various risks associated with a change in interest rates based on regulatory developments, such as the potential cessation of LIBOR and the transition to an alternative reference rate, see the “Market Risks” section of Part I, Item 1A., “Risk Factors,” in our 2018 Annual Report on Form 10-K.

Market Risk from Non-Trading Activities
The sensitivity analysis presented in Table 12 is measured as a percentage change in net interest income due to instantaneous moves in benchmark interest rates. Estimated changes are dependent upon material assumptions such as those described in our 2018 Annual Report on Form 10-K.

Net Interest Income Asset Sensitivity		Table 12

	Estimated % Change in Net Interest Income Over Twelve Months [1]
	September 30, 2019	December 31, 2018
Rate Change
+200 bps	0.9%	2.3%
+100 bps	0.8%	1.2%
-50 bps	(1.4)%	(0.9)%
1 Estimated % change of net interest income is reflected on a non-FTE basis.
Net interest income asset sensitivity at September 30, 2019 decreased compared to December 31, 2018, driven by growth in deposits and an increase in commercial loan swaps. See additional discussion related to net interest income in the "Net Interest Income/Margin" section of this MD&A.
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

Market Risk from Trading Activities
Covered positions subject to the Market Risk Rule issued by the U.S. banking regulators include trading positions exposed to interest rate risk, equity risk, foreign exchange rate risk, credit spread risk, and commodity price risk. We manage market risk associated with trading activities using a comprehensive risk management approach, which includes VAR metrics, stress testing, and sensitivity analyses. Risk metrics are measured and monitored on a daily basis at both the trading desk and at the aggregate portfolio level to ensure exposures are in line with our risk appetite.
For trading portfolios, VAR measures the estimated maximum loss from one or more trading positions, given a specified confidence level and time horizon. VAR results are monitored daily against established limits. For risk management purposes, our VAR calculation is based on a historical simulation and measures the potential trading losses using a one-day holding period at a one-tail, 99% confidence level. This means that, on average, trading losses could exceed VAR one out of 100 trading days or two to three times per year. For Market Risk Capital purposes, we calculate VAR using a 10-day holding period and a 99% confidence level as required by the Market Risk Rule. Due to inherent limitations of the VAR methodology, such as the assumption that past market behavior is indicative of future market performance, VAR is only one of several tools used to manage market risk. Other tools used to actively manage market risk include stress testing, profit and loss attribution, and stop loss limits.
Stressed VAR, another component of Market Risk Capital, is calculated using a 10-day holding period at a one-tail, 99% confidence level and employs a historical simulation approach based on a continuous 12-month historical window selected to reflect a period of significant financial stress for our trading portfolio. The historical period used in the selection of the stress window encompasses the global financial crisis and all market disruptions since January 1, 2008. Our Stressed VAR calculation uses the same methodology and models as VAR, which is a requirement under the Market Risk Rule.
As required by the Market Risk Rule, in addition to risk charges based on VAR and Stressed VAR, we also calculate a specific risk add-on for all positions, including a portfolio of securitization positions in the trading portfolio for which we have de minimis market making exposure. The aggregate market value of on-balance sheet securitization positions was $7 million on September 30, 2019, all of which were non-agency ABS positions. There were no off-balance sheet securitization positions during the reporting period.

Table 13 presents VAR and Stressed VAR for the three and nine months ended September 30, 2019 and 2018, as well as VAR by risk factor at September 30, 2019 and 2018.

Value at Risk Profile			Table 13

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2019	2018	2019	2018
VAR (1-day holding period):
Period end	$2	$2	$2	$2
High	3	2	3	3
Low	1	1	1	1
Average	2	2	2	2
Stressed VAR (10-day holding period):
Period end	$63	$60	$63	$60
High	87	81	127	103
Low	24	25	22	25
Average	39	55	50	61
VAR by risk factor at period end (1-day holding period):
Equity risk			$3	$2
Interest rate risk			2	1
Credit spread risk			2	2
VAR total at period end (1-day diversified)			2	2
The trading portfolio, measured in terms of VAR, is predominantly comprised of four sub-portfolios of covered positions: (i) credit trading, (ii) fixed income securities, (iii) interest rate derivatives, and (iv) equity derivatives. As a market-maker, our trading portfolio also contains other sub-portfolios, including foreign exchange rate contracts and commodity derivatives, which do not generate material trading risk exposures. Our covered positions result primarily from market-making and underwriting services for our clients, as well as associated risk mitigating hedging activity. The trading portfolio’s VAR profile, presented in Table 13, is influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. Notwithstanding normal variations in the VAR associated with individual risk factors, average daily VAR as well as period end VAR for the three and nine months ended September 30, 2019 remained unchanged compared to the same periods in 2018. Average Stressed VAR remained within historic ranges and decreased for the three and nine months ended September 30, 2019 compared to the same periods in 2018, reflecting primarily lower stressed exposures associated with our equity derivatives portfolio. The trading portfolio of covered positions did not contain any correlation trading positions during the nine months ended September 30, 2019 or 2018.

In accordance with the Market Risk Rule, we evaluate the accuracy of our VAR model through daily backtesting by comparing aggregate daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) from covered positions with the corresponding daily VAR-based measures generated by the model. As illustrated in the following graph, there were two firmwide VAR backtesting exceptions during the twelve months ended September 30, 2019. These two backtesting exceptions in December 2018 were driven primarily by credit spread widening during the broader sell-off in equity and credit markets during the latter half of the month, which impacted our corporate credit trading portfolio of bonds and loans. The total number of firmwide VAR backtesting exceptions over the preceding twelve months is used to determine the multiplication factor for the VAR-based capital requirement under the Market Risk Rule. The capital multiplication factor increases from a minimum of three to a maximum of four, depending on the number of exceptions. There was no change in the capital multiplication factor over the preceding twelve months.

Firmwide VAR Backtesting
$3
$2
$1
$0
($1)
($2)
($3)
($4)
($5)
$ Millions
Oct-18
Nov-18
Dec-18
Jan-19
Feb-19
Mar-19
Apr-19
May-19
Jun-19
Jul-19
Aug-19
Sep-19
VAR
Trading Gains & Losses

We have valuation policies, procedures, and methodologies for all covered positions. Additionally, trading positions are reported in accordance with U.S. GAAP and are subject to independent price verification. See Note 16, “Derivative Financial Instruments,” and Note 17, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q, as well as the “Critical Accounting Policies” MD&A section of our 2018 Annual Report on Form 10-K for additional discussion of valuation policies, procedures, and methodologies.

Liquidity Risk Management
LCR requirements under Regulation WW require large U.S. banking organizations to hold unencumbered high-quality liquid assets sufficient to withstand projected 30-day total net cash outflows, each as defined under the LCR rule. Our average month-end LCR was 114% for the third quarter of 2019, which was above the 100% minimum regulatory requirement.
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
On October 10, 2019, the FRB finalized rules tailoring the application of the enhanced prudential standards pursuant to the EGRRCPA. Under the rules, Domestic and Foreign Banking Organizations are categorized based on size, complexity, and other risk-based factors. As written under these final rules, we are considered a Category IV bank and are no longer subject to the mandatory LCR and proposed NSFR requirements. Internal liquidity stress testing, liquidity buffer, and liquidity risk management requirements still apply. Should the Merger consummate as planned, the combined company would be considered a Category III bank and would be subject to a reduced daily LCR of 85% under these final rules, which become effective 60 days after they are published in the Federal Register. The proposed NSFR requirements have not been finalized as part of these final tailoring rules.
Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. The Bank borrows from the money markets using instruments such as Fed Funds and securities sold under agreements to repurchase. At September 30, 2019, the Bank retained a material cash position in its Federal Reserve account. The Parent Company also retained a material cash position in its account with the Bank in accordance with our risk limits, discussed in greater detail below.
Sources of Funds. Our primary source of funds is a large, stable deposit base. Core deposits, predominantly made up of consumer and commercial deposits originated primarily from our retail branch network and Wholesale client base, are our largest and most cost-effective source of funding. Total deposits increased to $167.7 billion at September 30, 2019, from $162.6 billion at December 31, 2018.
We also maintain access to diversified sources for both secured and unsecured wholesale funding. These uncommitted sources include Fed Funds purchased from other financial institutions, securities sold under agreements to repurchase, FHLB advances, and Global Bank Notes. Aggregate borrowings increased to $27.5 billion at September 30, 2019, from $23.8 billion at December 31, 2018. These additional borrowings include a mix of both secured and unsecured funding and have primarily been used to support loan growth.
The Bank and Parent Company maintain programs to access the debt capital markets. The Parent Company maintains an SEC shelf registration from which it may issue senior or subordinated notes and various capital securities, such as common or preferred stock. In August 2018, our Board approved a new SEC shelf registration, which authorized the issuance of up to $6.0 billion of such securities, of which $5.9 billion of issuance capacity remained available at September 30, 2019.
The Bank maintains a Global Bank Note program under which it may issue senior or subordinated debt with various terms. At September 30, 2019, the Bank retained $28.3 billion of remaining capacity to issue notes under the Global Bank Note program. Refer to Table 10 in the “Borrowings” section for details regarding Bank debt issuances completed during the first nine months of 2019.
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
September 30, 2019
	Moody’s	S&P	Fitch
SunTrust Banks, Inc.:
Senior debt	Baa1	BBB+	A-
Preferred stock	Baa3	BB+	BB

SunTrust Bank:
Long-term deposits	A1	A-	A
Short-term deposits	P-1	A-2	F1
Senior debt	Baal	A-	A-
Outlook	Review for Upgrade	Credit Watch Positive	Rating Watch Positive
Our investment securities portfolio is a store of liquidity that is managed as part of our overall liquidity management and ALM process to optimize income and portfolio value, maintaining the majority of securities in liquid and high-grade asset classes, such as agency MBS, agency debt, and U.S. Treasury securities; nearly all of these securities qualify as high-quality liquid assets under the U.S. LCR Final Rule. At September 30, 2019, our securities AFS portfolio contained $27.2 billion of unencumbered, high-quality liquid securities at market value.
As mentioned above, we evaluate contingency funding scenarios to anticipate and manage the likely impact of impaired capital markets access and other adverse liquidity circumstances. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of contingency liquidity. These contingency liquidity sources include available cash reserves, the ability to sell, pledge, or borrow against unencumbered securities in our investment portfolio, the capacity to borrow from the FHLB system or the Federal Reserve discount window, and the ability to sell or securitize certain loan portfolios. Table 15 presents our contingency liquidity sources for the third quarters of 2019 and

2018. These sources exceed our contingency liquidity needs as measured in our contingency funding scenarios.

Contingency Liquidity Sources				Table 15

	As of		Average for the Three Months Ended ¹
(Dollars in billions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Excess reserves	$5.2	$3.8	$3.1	$2.4
Free and liquid investment portfolio securities	27.2	27.4	28.3	27.4
Unused FHLB borrowing capacity	20.8	24.2	20.3	25.3
Unused discount window borrowing capacity	24.4	19.8	24.2	19.4
Total	$77.6	$75.2	$75.9	$74.5
1 Average based upon month-end data, except excess reserves, which is based upon a daily average.

Federal Home Loan Bank and Federal Reserve Bank Stock. We previously acquired capital stock in the FHLB of Atlanta as a precondition for becoming a member of that institution. As a member, we are able to take advantage of competitively priced advances as a wholesale funding source and to access grants and low-cost loans for affordable housing and community development projects, among other benefits. At September 30, 2019, we held $334 million of capital stock in the FHLB of Atlanta, an increase of $107 million compared to December 31, 2018 due to increased holdings in long-term FHLB advances over the same period. For the three and nine months ended September 30, 2019, we recognized $6 million and $14 million of dividend income related to FHLB capital stock, respectively. For the three and nine months ended September 30, 2018, we recognized an immaterial amount of dividend income related to FHLB capital stock.
Similarly, to remain a member of the Federal Reserve System, we are required to hold a certain amount of capital stock, determined as either a percentage of the Bank’s capital or as a percentage of total deposit liabilities. At both September 30, 2019 and December 31, 2018, we held $403 million of Federal Reserve Bank of Atlanta stock. For both the three months ended September 30, 2019 and 2018, we recognized an immaterial amount of dividend income related to Federal Reserve Bank of Atlanta stock. For the nine months ended September 30, 2019 and 2018, we recognized $6 million and $9 million in dividend income related to Federal Reserve Bank of Atlanta stock, respectively.

Parent Company Liquidity. Our primary measure of Parent Company liquidity is the length of time the Parent Company can meet its existing and forecasted obligations using its cash resources. We measure and manage this metric using forecasts from both normal and adverse conditions. Under adverse conditions, we measure how long the Parent Company can meet its capital and debt service obligations after experiencing material attrition of short-term unsecured funding and without the support of dividends from the Bank or access to the capital markets. Our ALCO and the Board have established risk limits against these metrics to manage the Parent Company’s liquidity by structuring its net maturity schedule to minimize the amount of debt maturing within a short period of time. A majority of the Parent Company’s liabilities are long-term in nature, coming from the proceeds of issuances of our capital securities and long-

term senior and subordinated notes. See the “Borrowings” section of this MD&A as well as Note 13, “Borrowings and Contractual Commitments,” to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K for further information regarding our debt.
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

Other Liquidity Considerations. As presented in Table 16, we had an aggregate potential obligation of $100.9 billion to our clients in unused lines of credit at September 30, 2019. Commitments to extend credit are arrangements to lend to clients who have complied with predetermined contractual obligations. We also had $2.6 billion in letters of credit outstanding at September 30, 2019, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Approximately $113 million of these letters were available to support variable rate demand obligations at September 30, 2019. Unused commercial lines of credit increased since December 31, 2018, driven by an increase in commercial line of credit commitments. Residential mortgage commitments also increased since December 31, 2018, driven by IRLC volume outpacing closed loan volume.

Unfunded Lending Commitments				Table 16
	As of		Average for the Three Months Ended
(Dollars in millions)	September 30, 2019	December 31, 2018	September 30, 2019	September 30, 2018
Unused lines of credit:
Commercial	$68,085	$63,779	$67,529	$62,728
Residential mortgage commitments [1]	5,740	2,739	5,544	3,810
Home equity lines	10,598	10,338	10,574	10,165
CRE [2]	5,483	5,307	5,878	4,263
Credit card	10,944	10,852	11,023	10,602
Total unused lines of credit	$100,850	$93,015	$100,548	$91,568

Letters of credit:
Financial standby	$2,541	$2,769	$2,550	$2,912
Performance standby	57	102	58	101
Commercial	26	38	26	34
Total letters of credit	$2,624	$2,909	$2,634	$3,047
1 Includes residential mortgage IRLCs with notional balances of $3.5 billion and $992 million at September 30, 2019 and December 31, 2018, respectively.
2 Includes commercial mortgage IRLCs and other commitments with notional balances of $216 million and $360 million at September 30, 2019 and December 31, 2018, respectively.
Other Market Risk
Except as discussed below, there have been no significant changes to other market risks from those described in our 2018 Annual Report on Form 10-K.
We measure our residential MSRs at fair value on a recurring basis and hedge the risk associated with changes in fair value. Residential MSRs totaled $1.6 billion and $2.0 billion at September 30, 2019 and December 31, 2018, respectively, and are managed and monitored as part of a comprehensive risk governance process, which includes established risk limits.
We originated residential MSRs with fair values at the time of origination of $98 million and $237 million during the three and nine months ended September 30, 2019 and $100 million and $250 million during the three and nine months ended September 30, 2018, respectively. Additionally, we purchased residential MSRs with fair values of $14 million and $89 million during the three and nine months ended September 30, 2018, respectively. No residential MSRs were purchased during the three and nine months ended September 30, 2019.
We recognized mark-to-market decreases in the fair value of our residential MSRs of $250 million and $654 million during the three and nine months ended September 30, 2019, and a decrease of $10 million and an increase of $15 million during the three and nine months ended September 30, 2018, respectively. Changes in fair value include the decay resulting from the realization of monthly net servicing cash flows. We recognized net losses related to residential MSRs, inclusive of fair value changes and related hedges, of $85 million and $218 million for the three and nine months ended September 30, 2019 and $64 million and $184 million for the three and nine months ended September 30, 2018, respectively. Compared to the prior year periods, the increase in net losses related to residential MSRs was driven primarily by higher decay in the current periods resulting from an increase in payoff volume. Commercial MSRs are not measured at fair value on a recurring basis, and therefore, are not subject to the same market risks associated with residential MSRs.

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

BUSINESS SEGMENT RESULTS
Nine Months Ended September 30, 2019 versus Nine Months Ended September 30, 2018
Consumer
Consumer reported net income of $1.1 billion for the nine months ended September 30, 2019, an increase of $40 million, or 4%, compared to the same period in 2018. The increase was driven primarily by higher net interest income and noninterest income, offset partially by higher noninterest expense and provisions for credit losses and income taxes.
Net interest income was $3.2 billion, an increase of $135 million, or 4%, compared to the same period in 2018, driven by an increase in average LHFI and deposit balances and improved spreads on deposit balances. Net interest income related to LHFI increased $76 million, or 7%, driven primarily by a $4.6 billion, or 6%, increase in average LHFI balances, while spreads on loan balances increased one basis point. Consumer loan growth was driven by increases in consumer direct and indirect loans, residential mortgages, and guaranteed student loans, offset partially by declines in home equity products and personal credit lines. Net interest income related to deposits increased $41 million, or 2%, driven by a one basis point increase in deposit spreads and a $2.1 billion, or 2%, increase in average consumer and commercial deposit balances. Deposit balance growth was driven by increases in CDs and interest-bearing DDAs, offset partially by declines in money market accounts and noninterest-bearing DDAs.
Provision for credit losses was $204 million, an increase of $102 million, or 100%, compared to the same period in 2018. The increase was driven primarily by loan growth and higher net charge-offs.
Total noninterest income was $1.4 billion, an increase of $68 million, or 5%, compared to the same period in 2018. The increase was driven primarily by a $44 million gain on the sale of accruing TDRs in the second quarter of 2019 and an increase in mortgage-related income, offset partially by lower client transaction-related fee income.
Total noninterest expense was $3.0 billion, an increase of $45 million, or 2%, compared to the same period in 2018. The increase was driven primarily by higher operating losses due to favorable developments with certain legal matters in the first half of 2018, as well as fixed asset write-downs and increased escrow deposit referral fee costs for the first nine months of 2019. These increases were offset partially by lower personnel expenses and other corporate overhead allocations.
Wholesale
Wholesale reported net income of $930 million for the nine months ended September 30, 2019, a decrease of $149 million, or 14%, compared to the same period in 2018. The decrease was due to higher provision for credit losses and higher noninterest expense, offset partially by higher net interest income and noninterest income as well as lower provision for income taxes.
Net interest income was $1.7 billion, an increase of $29 million, or 2%, compared to the same period in 2018, driven primarily by an increase in average LHFI balances. Net interest income related to deposits decreased $46 million, or 7%, as a result of decreased deposit spreads and volumes. Average consumer and commercial deposit balances decreased $470 million, or 1%, as a result of decreases in noninterest-bearing commercial DDAs and money market accounts, offset partially by increases in interest-bearing commercial DDAs and CD balances. Net interest income related to LHFI increased $61 million, or 7%, as a result of an increase in average LHFI balances, offset by a decrease in loan spreads. Average LHFI increased $7.1 billion, or 10%, primarily in C&I and CRE loans. Net interest income related to equity increased $29 million, or 17%, due to higher equity spreads.
Provision for credit losses was $208 million, an increase of $189 million compared to the same period in 2018, driven primarily by loan growth and a release of loan loss reserves in the prior year.
Total noninterest income was $1.1 billion, an increase of $41 million, or 4%, compared to the same period in 2018. The increase was due largely to higher trading income primarily attributable to fixed income, higher commercial real estate-related income, and higher tax credits, offset partially by a decrease in investment banking income.
Total noninterest expense was $1.4 billion, an increase of $75 million, or 6%, compared to the same period in 2018. The increase was due primarily to higher outside processing and software expenses as well as higher other corporate overhead allocations.
Corporate Other
Corporate Other net income was a net loss of $124 million for the nine months ended September 30, 2019, a decrease of $195 million compared to the same period in 2018. The decrease in net income was due primarily to increases in discretionary expenses and Merger-related impacts, offset partially by an increase in noninterest income.
Net interest income was a net expense of $221 million, a decrease of $112 million compared to the same period in 2018. The decrease was driven primarily by lower commercial loan swap income resulting from higher benchmark interest rates. Average short-term borrowings increased $4.2 billion, and average long-term debt increased $6.5 billion, or 64%, driven by balance sheet management activities.
Total noninterest income was $230 million, an increase of $149 million, compared to the same period in 2018. The increase was due primarily to the $210 million insurance settlement benefit related to financial crisis-era related claims, offset partially by $38 million in net securities losses related primarily to a repositioning of our securities AFS portfolio.
Total noninterest expense was $207 million for the nine months ended September 30, 2019. The increase of $290 million compared to the same period in 2018 was due to a $205 million charitable contribution to the SunTrust Foundation in the second quarter of 2019 and $92 million of Merger-related impacts comprised primarily of merger and acquisition advisory fees, legal costs, and consulting and retention payments.

See Note 19, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q for a description of our business segments, basis of presentation, internal management reporting methodologies, and additional information.

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures				Table 17
(Dollars in millions and shares in thousands, except per share data)
	Three Months Ended September 30		Nine Months Ended September 30
Selected Financial Data	2019	2018	2019	2018
Summary of Operations:
Interest income	$2,005	$1,834	$6,013	$5,261
Interest expense	495	322	1,424	821
Net interest income	1,510	1,512	4,589	4,440
Provision for credit losses	132	61	412	121
Net interest income after provision for credit losses	1,378	1,451	4,177	4,319
Noninterest income	843	782	2,653	2,408
Noninterest expense	1,474	1,384	4,602	4,191
Income before provision for income taxes	747	849	2,228	2,536
Provision for income taxes	122	95	330	412
Net income attributable to noncontrolling interest	2	2	7	7
Net income	$623	$752	$1,891	$2,117
Net income available to common shareholders	$597	$726	$1,814	$2,036
Net interest income-FTE [1]	$1,532	$1,534	$4,655	$4,505
Total revenue	2,353	2,294	7,242	6,848
Total revenue-FTE [1]	2,375	2,316	7,308	6,913
Net securities gains/(losses)	4	—	(38)	1
Net income per average common share:
Diluted	$1.34	$1.56	$4.06	$4.34
Basic	1.35	1.58	4.09	4.38
Dividends declared per common share	0.56	0.50	1.56	1.30
Book value per common share			54.87	48.00
Tangible book value per common share [2]			40.58	34.51
Market capitalization			30,549	30,632
Market price per common share (NYSE trading symbol “STI”):
High	$69.57	$75.08	$69.57	$75.08
Low	58.61	65.82	49.78	64.32
Close	68.80	66.79	68.80	66.79
Selected Average Balances:
Total assets	$224,747	$207,395	$221,019	$205,370
Earning assets	198,878	186,344	196,902	184,607
LHFI	157,612	145,995	156,044	144,368
Intangible assets including residential MSRs	8,044	8,396	8,235	8,332
Residential MSRs	1,632	1,987	1,824	1,922
Consumer and commercial deposits	162,533	159,348	160,779	159,159
Preferred stock	2,025	2,025	2,025	2,145
Total shareholders’ equity	26,226	24,275	25,307	24,324
Average common shares - diluted	446,962	464,164	446,673	469,006
Average common shares - basic	443,960	460,252	443,779	464,804
Financial Ratios (Annualized):
ROA	1.10%	1.44%	1.14%	1.38%
ROE	9.83	13.01	10.46	12.33
ROTCE [3]	13.23	18.06	14.27	17.14
Net interest margin	3.01	3.22	3.12	3.22
Net interest margin-FTE [1]	3.06	3.27	3.16	3.26
Efficiency ratio [4]	62.63	60.34	63.55	61.20
Efficiency ratio-FTE [1,4]	62.06	59.76	62.97	60.62
Tangible efficiency ratio-FTE [1,4,5]	61.17	58.94	62.23	59.89
Adjusted tangible efficiency ratio-FTE [1,4,5,6]	59.91	58.94	59.89	59.89
Total average shareholders’ equity to total average assets	11.67	11.71	11.45	11.84
Tangible common equity to tangible assets [7]			8.23	7.72
Common dividend payout ratio			41.6	31.6

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)

Selected Financial Data (continued)	Nine Months Ended September 30
Capital Ratios at period end [8]:	2019	2018
CET1	9.33%	9.60%
Tier 1 capital	10.38	10.72
Total capital	12.07	12.47
Leverage	9.28	9.66

(Dollars in millions, except per share data)	Three Months Ended September 30		Nine Months Ended September 30
Reconcilement of Non-U.S. GAAP Measures	2019	2018	2019	2018
Net interest margin	3.01%	3.22%	3.12%	3.22%
Impact of FTE adjustment	0.05	0.05	0.04	0.04
Net interest margin-FTE [1]	3.06%	3.27%	3.16%	3.26%

Efficiency ratio [4]	62.63%	60.34%	63.55%	61.20%
Impact of FTE adjustment	(0.57)	(0.58)	(0.58)	(0.58)
Efficiency ratio-FTE [1,4]	62.06	59.76	62.97	60.62
Impact of excluding amortization related to intangible assets and certain tax credits	(0.89)	(0.82)	(0.74)	(0.73)
Tangible efficiency ratio-FTE [1,4,5]	61.17	58.94	62.23	59.89
Impact of excluding unusual or infrequent items	(1.26)	—	(2.34)	—
Adjusted tangible efficiency ratio-FTE [1,4,5,6]	59.91%	58.94%	59.89%	59.89%

ROE	9.83%	13.01%	10.46%	12.33%
Impact of removing average intangible assets other than residential and commercial MSRs from average common shareholders' equity, and removing related pre-tax amortization expense from net income available to common shareholders	3.40	5.05	3.81	4.81
ROTCE [3]	13.23%	18.06%	14.27%	17.14%

Net interest income	$1,510	$1,512	$4,589	$4,440
FTE adjustment	22	22	66	65
Net interest income-FTE [1]	1,532	1,534	4,655	4,505
Noninterest income	843	782	2,653	2,408
Total revenue-FTE [1]	$2,375	$2,316	$7,308	$6,913

Diluted net income per average common share	$1.34	$1.56	$4.06	$4.34
Impact of excluding Merger-related impacts	0.06	—	0.17	—
Adjusted diluted net income per average common share [9]	$1.40	$1.56	$4.23	$4.34

(Dollars in millions, except per share data)			September 30, 2019	September 30, 2018
Total shareholders’ equity			$26,489	$24,139
Goodwill, net of deferred taxes [10]			(6,168)	(6,171)
Other intangible assets (including residential and commercial MSRs)			(1,648)	(2,140)
Residential and commercial MSRs			1,636	2,126
Tangible equity [7]			20,309	17,954
Noncontrolling interest			(101)	(101)
Preferred stock			(2,025)	(2,025)
Tangible common equity [7]			$18,183	$15,828

Total assets			$227,368	$211,276
Goodwill			(6,331)	(6,331)
Other intangible assets (including residential and commercial MSRs)			(1,648)	(2,140)
Residential and commercial MSRs			1,636	2,126
Tangible assets			$221,025	$204,931
Tangible common equity to tangible assets [7]			8.23%	7.72%
Tangible book value per common share [2]			$40.58	$34.51

Selected Financial Data and Reconcilement of Non-U.S. GAAP Measures (continued)

(Dollars in millions)
Reconciliation of PPNR [11]	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Income before provision for income taxes	$747	$2,228
Provision for credit losses	132	412
Less:
Net securities gains/(losses)	4	(38)
PPNR	$875	$2,678

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

[6]
We present Adjusted tangible efficiency ratio-FTE, which excludes $5 million and $210 million of insurance settlement benefits related to financial crisis-era related claims recognized during the three and nine months ended September 30, 2019, respectively, and $33 million and $92 million of Merger-related impacts recognized during the three and nine months ended September 30, 2019, respectively. We believe this measure is useful to investors because it removes the effect of unusual or infrequent items impacting the periods' results and is more reflective of normalized operations and results that are primarily client relationship and client transaction driven. Removing these items also allows investors to more easily compare our tangible efficiency to other companies in the industry that may not have had similar items impacting their results. Additional details on the Merger can be found in our 2018 Annual Report on Form 10-K.

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

[9]
We present Adjusted diluted net income per average common share, which excludes $33 million and $92 million of Merger-related impacts recognized during the three and nine months ended September 30, 2019, respectively. We believe this measure is useful to investors because it removes the effect of unusual or infrequent Merger-related impacts included in the periods' results and is more reflective of normalized operations and results that are primarily client relationship and client transaction driven. Removing these Merger-related impacts also allows investors to more easily compare our results to other companies in the industry that may not have had similar items impacting their results. Additional details on these items and the Merger can be found in the “Noninterest Expense” section of this MD&A and our 2018 Annual Report on Form 10-K.

[10]	Net of deferred taxes of $163 million and $160 million at September 30, 2019 and 2018, respectively.

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
Evaluation of Disclosure Controls and Procedures
The Company's management conducted an evaluation, under the supervision and with the participation of its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) at September 30, 2019. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the

CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at September 30, 2019.

Changes in Internal Control over Financial Reporting
Effective January 1, 2019, the Company adopted ASC Topic 842, Leases, and implemented relevant changes to its control activities and processes to monitor and maintain appropriate internal controls over financial reporting. There were no other changes to the Company’s internal control over financial reporting during the nine months ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Refer to the Company's 2018 Annual Report on Form 10-K for additional information.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) :

Issuer Purchases of Equity Securities				Table 18
	Common Stock [1,2]
	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Equity that May Yet Be Purchased Under the Plans or Programs at Period End (in millions)
January 1 - 31	4,578,864	$54.60	4,578,864	$500
February 1 - 28	—	—	—	500
March 1 - 31	—	—	—	500
Total during first quarter of 2019	4,578,864	54.60	4,578,864	500

April 1 - 30	—	—	—	500
May 1 - 31	—	—	—	500
June 1 - 30	—	—	—	500
Total during second quarter of 2019	—	—	—	500

July 1 - 31	—	—	—	—
August 1 - 31	—	—	—	—
September 1 - 30	—	—	—	—
Total during third quarter of 2019	—	—	—	—

Total year-to-date 2019	4,578,864	$54.60	4,578,864	$—
1 The principal market in which SunTrust common stock is traded is the NYSE (trading symbol “STI”).
2 During the three and nine months ended September 30, 2019, no shares of SunTrust common stock were surrendered by participants in SunTrust's employee stock option plans, where participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock that the participant already owns. SunTrust considers any such shares surrendered by participants in SunTrust's employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs.

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
In April 2019, the Company submitted certain required schedules to the Federal Reserve to support the Company's 2019 internal capital plan, which did not include a share repurchase plan in view of the Merger.

The Company did not repurchase any shares of its Series A Preferred Stock, Series B Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, or Series H Preferred Stock during the first nine months of 2019, and at September 30, 2019, there was no unused Board authority to repurchase any shares of its Series A Preferred Stock, Series B Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, or Series H Preferred Stock.
Refer to the Company's 2018 Annual Report on Form 10-K for additional information regarding the Company's equity securities.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Location
2	Agreement and Plan of Merger, dated February 7, 2019, by and between registrant and BB&T Corporation, incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed February 13, 2019, as amended by the First Amendment to Agreement and Plan of Merger by and between registrant and BB&T Corporation, dated as of June 14, 2019, incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed June 14, 2019.	(1)

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
		(1)

3.2	Bylaws of the Registrant, as amended and restated on October 15, 2018, incorporated by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K filed October 15, 2018.	(1)

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(2)

31.2	Certification of Corporate Executive Vice President and Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(2)

32.1	Certification of Chairman and Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(3)

32.2	Certification of Corporate Executive Vice President and Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(3)

101	Interactive Data File in Inline XBRL format, embedded within the Inline XBRL document of this Report.	(2)

104	Cover Page Interactive Data File in Inline XBRL format, included in Exhibit 101 to this Report.	(2)

(1)	Incorporated by reference
(2)	Filed herewith
(3)	Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNTRUST BANKS, INC.
(Registrant)

Date:	October 31, 2019	By: /s/ R. Ryan Richards
R. Ryan Richards, Senior Vice President and Controller (on behalf of the registrant and as Principal Accounting Officer)